Form 10-Q
period 2012-03-31
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2012-05-08
CIK 821127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐ No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 4, 2012:

Common Stock-Par Value $1.00	78,159,980
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION, ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2012	December 31, 2011
	(In thousands, except share and per share data)
Assets:
Cash and cash equivalents	$131,136	$203,354
Investment securities available for sale (amortized cost of $814,469 and $833,375 at March 31, 2012 and December 31, 2011, respectively)	825,614	844,496
Loans held for sale	3,727	12,069
Total loans	4,849,048	4,651,228
Less: Allowance for loan losses	97,902	96,114
Net loans	4,751,146	4,555,114
Other real estate owned ("OREO")	3,886	5,103
Stock in Federal Home Loan Banks	42,639	43,714
Premises and equipment, net	29,432	29,224
Goodwill	110,180	110,180
Intangible assets, net	27,479	28,569
Fees receivable	9,042	8,147
Accrued interest receivable	16,968	16,875
Deferred income taxes, net	66,105	66,782
Other assets	120,318	115,069
Assets of discontinued operations	10,890	10,676
Total assets	$6,148,562	$6,049,372
Liabilities:
Deposits	$4,602,451	$4,530,411
Securities sold under agreements to repurchase	108,551	130,791
Federal Home Loan Bank borrowings	582,551	521,827
Junior subordinated debentures	178,645	182,053
Other liabilities	91,827	94,811
Liabilities of discontinued operations	1,392	1,663
Total liabilities	5,565,417	5,461,556
Redeemable Noncontrolling Interests	21,604	21,691
Shareholders’ Equity:
Preferred stock, $1.00 par value; authorized: 2,000,000 shares;
Series B, issued and outstanding (contingently convertible): 401 shares at March 31, 2012 and December 31, 2011; liquidation value: $100,000 per share	58,089	58,089
Common stock, $1.00 par value; authorized: 170,000,000 shares; issued and outstanding: 78,151,609 shares at March 31, 2012 and 78,023,317 shares at December 31, 2011	78,152	78,023
Additional paid-in capital	642,276	656,436
Accumulated deficit	(220,512)	(230,017)
Accumulated other comprehensive income	3,536	3,594
Total shareholders’ equity	561,541	566,125
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$6,148,562	$6,049,372
See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2012	2011
(In thousands, except share and per share data)
Interest and dividend income:
Loans	$51,946	$52,571
Taxable investment securities	1,256	1,380
Non-taxable investment securities	848	1,089
Mortgage-backed securities	1,603	1,807
Federal funds sold and other	149	319
Total interest and dividend income	55,802	57,166
Interest expense:
Deposits	4,903	6,650
Federal Home Loan Bank borrowings	3,945	4,391
Junior subordinated debentures	1,752	1,893
Repurchase agreements and other short-term borrowings	434	521
Total interest expense	11,034	13,455
Net interest income	44,768	43,711
Provision/ (credit) for loan losses	4,000	13,350
Net interest income after provision for loan losses	40,768	30,361
Fees and other income:
Investment management and trust fees	15,238	16,083
Wealth advisory fees	9,236	8,433
Other banking fee income	1,017	1,234
Gain on repurchase of debt	879	—
Gain on sale of investments, net	13	419
Gain on sale of loans, net	421	385
Gain/ (loss) on OREO, net	(41)	110
Other	691	1,792
Total fees and other income	27,454	28,456
Operating expense:
Salaries and employee benefits	36,912	35,636
Occupancy and equipment	7,265	7,228
Professional services	2,939	5,143
Marketing and business development	1,329	1,434
Contract services and data processing	1,188	1,134
Amortization of intangibles	1,090	1,159
FDIC insurance	849	2,236
Restructuring expense	135	1,982
Other	3,920	4,109
Total operating expense	55,627	60,061
Income/ (loss) before income taxes	12,595	(1,244)
(Continued)

	Three Months Ended March 31,
	2012	2011
(In thousands, except share and per share data)
Income tax expense/ (benefit)	3,851	(179)
Net income/ (loss) from continuing operations	8,744	(1,065)
Net income/ (loss) from discontinued operations	1,554	1,663
Net income/ (loss) before attribution to noncontrolling interests	10,298	598
Less: Net income/ (loss) attributable to noncontrolling interests	793	747
Net income/ (loss) attributable to the Company	$9,505	$(149)
Adjustments to net income/ (loss) attributable to the Company to arrive at net (loss)/ income attributable to common shareholders	(1,110)	(276)
Net (loss)/ income attributable to common shareholders for (loss)/ earnings per share calculation	$8,395	$(425)
Basic earnings/ (loss) per share attributable to common shareholders:
From continuing operations:	$0.09	$(0.03)
From discontinued operations:	$0.02	$0.02
Total attributable to common shareholders:	$0.11	$(0.01)
Weighted average basic common shares outstanding	75,632,980	74,670,533
Diluted earnings/ (loss) per share attributable to common shareholders:
From continuing operations:	$0.09	$(0.03)
From discontinued operations:	$0.02	$0.02
Total attributable to common shareholders:	$0.11	$(0.01)
Weighted average diluted common shares outstanding	76,432,851	74,670,533

 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net income/ (loss) attributable to the Company	$9,505	$(149)
Other comprehensive income/ (loss), net of tax:
Change in unrealized gain/ (loss) on securities available for sale	9	(575)
LESS: Realized gain/ (loss) on securities available for sale	7	256
Change in unrealized gain/ (loss) on securities available for sale	2	(831)
Change in unrealized gain/ (loss) on cash flow hedges	(162)	146
LESS: Amount of gain/ (loss) reclassified into net income	(243)	(270)
Change in unrealized gain/ (loss) on cash flow hedges	81	416
Change in unrealized gain/ (loss) on other	(141)	42
Other comprehensive income (loss), net of tax	(58)	(373)
Total comprehensive income/ (loss) attributable to the Company, net	$9,447	$(522)
 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/ (Loss)	Total
	(In thousands, except share data)
Balance at December 31, 2010	$76,307	$58,089	$652,288	$(269,154)	$1,348	$518,878
Net income/ (loss) attributable to the Company	—	—	—	(149)	—	(149)
Other comprehensive income/ (loss), net	—	—	—	—	(373)	(373)
Dividends paid to common shareholders: $0.01 per share	—	—	(761)	—	—	(761)
Dividends paid to preferred shareholder	—	—	(73)	—	—	(73)
Net proceeds from issuance of:
711,399 shares of common stock	711	—	4,170	—	—	4,881
Shares through incentive stock grants, net of cancellations and forfeitures	(22)	—	22	—	—	—
Amortization of stock compensation and employee stock purchase plan	—	—	1,469	—	—	1,469
Stock options exercised	16	—	64	—	—	80
Tax deficiency from certain stock compensation awards	—	—	(1,221)	—	—	(1,221)
Other equity adjustments	—	—	(620)	—	—	(620)
Balance at March 31, 2011	$77,012	$58,089	$655,338	$(269,303)	$975	$522,111

Balance at December 31, 2011	$78,023	$58,089	$656,436	$(230,017)	$3,594	$566,125
Net income/ (loss) attributable to the Company	—	—	—	9,505	—	9,505
Other comprehensive income/ (loss), net	—	—	—	—	(58)	(58)
Dividends paid to common shareholders: $0.01 per share	—	—	(776)	—	—	(776)
Dividends paid to preferred shareholder	—	—	(73)	—	—	(73)
Repurchase of Carlyle warrants and Director's warrants	—	—	(15,000)	—	—	(15,000)
Net proceeds from issuance of:
98,500 shares of common stock	99	—	458	—	—	557
6,609 shares of incentive stock grants, net of cancellations and forfeitures	7	—	(7)	—	—	—
Amortization of stock compensation and employee stock purchase plan	—	—	1,927	—	—	1,927
Stock options exercised	23	—	161	—	—	184
Tax deficiency from certain stock compensation awards	—	—	(952)	—	—	(952)
Other equity adjustments	—	—	102	—	—	102
Balance at March 31, 2012	$78,152	$58,089	$642,276	$(220,512)	$3,536	$561,541

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income/ (loss) attributable to the Company	$9,505	$(149)
Adjustments to arrive at net income/ (loss) from continuing operations
Net income attributable to noncontrolling interests	793	747
Net (income)/ loss from discontinued operations	(1,554)	(1,663)
Net income/ (loss) from continuing operations	8,744	(1,065)
Adjustments to reconcile net income/ (loss) from continuing operations to net cash provided by/ (used in) operating activities:
Depreciation and amortization	4,960	4,765
Net income attributable to noncontrolling interests	(793)	(747)
Equity issued as compensation	1,927	1,469
Provision for loan losses	4,000	13,350
Loans originated for sale	(34,218)	(22,665)
Proceeds from sale of loans held for sale	42,981	27,838
Gain on the repurchase of debt	(879)	—
Deferred income tax expense/ (benefit)	674	1,801
Net decrease/ (increase) in other operating activities	(9,296)	(20,214)
Net cash provided by/ (used in) operating activities of continuing operations	18,100	4,532
Net cash provided by/ (used in) operating activities of discontinued operations	1,090	1,642
Net cash provided by/ (used in) operating activities	19,190	6,174
Cash flows from investing activities:
Investment securities available for sale:
Purchases	(102,353)	(195,874)
Sales	4,359	82,102
Maturities, redemptions, and principal payments	115,079	121,177
(Investments)/ distributions in trusts, net	(591)	(336)
(Purchase)/ redemption of Federal Home Loan Banks stock	1,075	521
Net (increase)/ decrease in portfolio loans	(200,414)	8,910
Proceeds from sale of OREO	1,176	4,861
Proceeds from sale and repayments of non-strategic loan portfolio, net of advances	—	1,000
Capital expenditures, net of sale proceeds	(1,864)	(1,263)
Cash received from dispositions	—	2,752
Net cash provided by/ (used in) investing activities of continuing operations	(183,533)	23,850
Net cash provided by/ (used in) investing activities of discontinued operations	(21)	—
Net cash provided by/ (used in) investing activities	(183,554)	23,850
(Continued)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	72,040	53,464
Net (decrease)/ increase in securities sold under agreements to repurchase	(22,240)	(131,320)
Net (decrease)/ increase in short-term Federal Home Loan Bank borrowings	70,000	(10,000)
Advances of long-term Federal Home Loan Bank borrowings	15,000	15,000
Repayments of long-term Federal Home Loan Bank borrowings	(24,276)	(85,868)
Repurchase of debt	(2,420)	—
Dividends paid to common shareholders	(776)	(761)
Dividends paid to preferred shareholder	(73)	(73)
Repurchase of warrants	(15,000)	—
Tax deficiency from certain stock compensation awards	(952)	(1,221)
Proceeds from stock option exercises	184	80
Proceeds from issuance of common stock, net	557	591
Other equity adjustments	102	(620)
Net cash provided by/ (used in) financing activities of continuing operations	92,146	(160,728)
Net cash provided by/ (used in) financing activities of discontinued operations	—	—
Net cash provided by/ (used in) financing activities	92,146	(160,728)
Net increase/ (decrease) in cash and cash equivalents	(72,218)	(130,704)
Cash and cash equivalents at beginning of year	203,354	494,433
Cash and cash equivalents at end of period	$131,136	$363,729
Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$11,165	$13,623
Cash paid for income taxes, net of (refunds received)	996	13,605
Change in unrealized gain/ (loss) on securities available for sale, net of tax	2	(831)
Change in unrealized gain/ (loss) on cash flow hedges, net of tax	81	416
Change in unrealized gain/ (loss) on other, net of tax	(141)	42
Non-cash transactions:
Held to maturity investments transferred to available for sale or other investments at fair value	—	500
Loans transferred into other real estate owned from held for sale or portfolio	—	3,311
Loans transferred into/ (out of) held for sale from/ (to) portfolio	—	(526)
Equity issued for acquisitions, including deferred acquisition obligations	—	4,290

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation and Summary of Significant Accounting Policies
Boston Private Financial Holdings, Inc. (the "Company" or "BPFH"), is a holding company with three reportable segments: Private Banking, Investment Management, and Wealth Advisory.
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
The Wealth Advisory segment has three consolidated affiliates, consisting of KLS Professional Advisors Group, LLC ("KLS"), Bingham, Osborn & Scarborough, LLC ("BOS"), and Davidson Trust Company ("DTC") (together, the "Wealth Advisors"). In addition, at December 31, 2010, the Company held an equity interest in Coldstream Holdings, Inc. of approximately 45%, which it sold in January 2011. In the first quarter of 2012, the Company announced the sale of DTC. The sale is expected to close in the second quarter of 2012, and the Company expects to record a gain on the transaction. Accordingly, prior period and current financial information related to DTC is included with discontinued operations.
The Company conducts substantially all of its business through its three reportable segments. All significant intercompany accounts and transactions have been eliminated in consolidation.
The unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), and include all necessary adjustments of a normal recurring nature which, in the opinion of management, are required for a fair presentation of the results of operations and financial condition of the Company. The interim results of consolidated operations are not necessarily indicative of the results for the entire year.
The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission ("SEC"). Prior period amounts are reclassified whenever necessary to conform to the current period presentation.
The Company’s significant accounting policies are described in Part II. Item 8. "Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC. For interim reporting purposes, the Company follows the same significant accounting policies, except for earnings per share, as described below.

Earnings Per Share ("EPS")
Basic EPS is computed by dividing net income/ (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options) were exercised or converted into additional common shares that would then share in the earnings of the entity. Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding for the year, plus an incremental number of common-equivalent shares computed using the treasury stock method. Dilutive potential common shares could consist of: stock options, performance-based restricted stock, warrants or other dilutive securities, and conversion of the convertible trust preferred securities. Additionally, when dilutive, interest expense (net of tax) related to the convertible trust preferred securities is added back to net income attributable to common shareholders. The calculation of diluted EPS excludes the potential dilution of common shares and the inclusion of any related expenses if the effect is antidilutive.
Unvested time-based restricted stock and Series B Non-Cumulative Perpetual Contingent Convertible Preferred Stock ("Series B Preferred"), both of which include the right to receive non-forfeitable dividends, are considered to participate with common stock in undistributed earnings for purposes of computing EPS. Companies, such as BPFH, that have such participating securities are required to calculate basic EPS using the two-class method and diluted EPS using the more dilutive amount resulting from the application of either the two-class method or the if-converted method. Calculations of EPS under the two-class method (i) exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities and (ii) exclude from the denominator the dilutive impact of the participating securities. Calculations of EPS under the if-converted method (i) include in the numerator any dividends paid or owed on participating securities and (ii) include the dilutive impact of the participating securities using the treasury stock method.

2.	Earnings Per Share
The computations of basic and diluted EPS are set forth below:

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	For the three months ended March 31,
	2012	2011
(In thousands, except share and per share data)
Basic earnings/ (loss) per share - Numerator:
Net income/ (loss) from continuing operations	$8,744	$(1,065)
Less: Net income attributable to noncontrolling interests	793	747
Net income/ (loss) from continuing operations attributable to the Company	7,951	(1,812)
Decrease/ (increase) in noncontrolling interests' redemption values (1)	(86)	(203)
Dividends on participating securities	(92)	(73)
Total adjustments to income attributable to common shareholders	(178)	(276)
Net income/ (loss) from continuing operations attributable to common shareholders, before allocation to participating securities	7,773	(2,088)
Less: Amount allocated to participating securities	(763)	—
Net income/ (loss) from continuing operations attributable to common shareholders, after allocation to participating securities	$7,010	$(2,088)
Net income/ (loss) from discontinued operations, before allocation to participating securities	$1,554	$1,663
Less: Amount allocated to participating securities	(169)	—
Net income/ (loss) from discontinued operations, after allocation to participating securities	$1,385	$1,663
Net income/ (loss) attributable to common shareholders, before allocation to participating securities	$9,327	$(425)
Less: Amount allocated to participating securities	(932)	—
Net income/ (loss) attributable to common shareholders, after allocation to participating securities	$8,395	$(425)

Basic earnings/ (loss) per share - Denominator:
Weighted average basic common shares outstanding	75,632,980	74,670,533
Per share data - Basic earnings/ (loss) per share from:
Continuing operations	$0.09	$(0.03)
Discontinued operations	$0.02	$0.02
Total attributable to common shareholders	$0.11	$(0.01)
Diluted earnings/ (loss) per share - Numerator:
Net income/ (loss) from continuing operations attributable to common shareholders	$7,010	$(2,088)
Add back: income allocated to dilutive securities	—	—
Net income/ (loss) from continuing operations attributable to common shareholders, after assumed dilution	7,010	(2,088)
Net income/ (loss) from discontinued operations	1,385	1,663
Net income/ (loss) attributable to common shareholders, after assumed dilution	$8,395	$(425)
Diluted earnings/ (loss) per share - Denominator:
Weighted average basic common shares outstanding	75,632,980	74,670,533
Dilutive effect of:
Stock options and performance-based restricted stock(2)	453,626	—
Warrants to purchase common stock (2)	346,245	—
Dilutive common shares	799,871	—
Weighted average diluted common shares outstanding (2)	76,432,851	74,670,533
Per share data - Diluted earnings/ (loss) per share from:
Continuing operations	$0.09	$(0.03)
Discontinued operations	$0.02	$0.02
Total attributable to common shareholders	$0.11	$(0.01)
Dividends per share declared on common stock	$0.01	$0.01

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

_____________________

(1)
See Part II. Item 8. "Financial Statements and Supplementary Data—Note 16: Noncontrolling Interests" in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for a description of the redemption values related to the redeemable noncontrolling interests. In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 480, Distinguishing Liabilities from Equity ("ASC 480"), an increase in redemption value from period to period reduces income attributable to common shareholders. Decreases in redemption value from period to period increase income attributable to common shareholders, but only to the extent that the cumulative change in redemption value remains a cumulative increase since adoption of this standard in the first quarter of 2009.

(2)
The diluted EPS computations for the three month periods ended March 31, 2012 and 2011 do not assume the conversion, exercise, or contingent issuance of the following shares for these periods because the result would have been anti-dilutive for the periods indicated. As a result of the anti-dilution, the potential common shares excluded from the diluted EPS computation are as follows:

	For the three months ended March 31,
	2012	2011
Shares excluded due to anti-dilution (treasury method):	(In thousands)
Potential common shares from:
Convertible trust preferred securities (a)	1,399	1,860
Conversion of the Series B Preferred stock	—	7,261
Exercise or contingent issuance of options or other dilutive securities (b)	—	725
Exercise or contingent issuance of warrants (c)	—	259
Total shares excluded due to anti-dilution	1,399	10,105

Shares excluded due to exercise price exceeding the average market price of common shares during the period (total outstanding):
Potential common shares from:
Options, restricted stock, or other dilutive securities (b)	2,495	3,802
Warrants (c)	—	2,888
Total shares excluded due to exercise price exceeding the average market price of common shares during the period	2,495	6,690

(a)
If the effect of the conversion of the trust preferred securities would have been dilutive, interest expense, net of tax, related to the convertible trust preferred securities of $0.3 million and $0.4 million for the three month periods ended March 31, 2012 and 2011, respectively, would have been added back to net income/ (loss) attributable to common shareholders for diluted EPS computations for the periods presented.

(b)
Options to purchase shares of common stock, non-participating restricted stock, and other dilutive securities that were outstanding at period ends were not included in the computation of diluted EPS or in the above anti-dilution table because their exercise or conversion prices were greater than the average market price of the common shares during the respective period. Shares excluded from the diluted EPS computation are listed in the second table above for each respective period.

(c)
Certain warrants to purchase shares of common stock that were outstanding at period ends were not included in the computations of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares during the respective period. Shares excluded from the diluted EPS computation are listed in the second table above for each respective period. See Part II. Item 8. "Financial Statements and Supplementary Data—Note 27: Subsequent Events" in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of the 2012 repurchase of the Carlyle Warrants and the Carlyle Director's Warrants.

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
Measurement of Segment Profit and Assets
The accounting policies of the segments are the same as those described in Part II. Item 8. "Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
Revenues, expenses, and assets are recorded by each segment, and separate financial statements are reviewed by their management and the Company’s Segment CEOs.
Reconciliation of Reportable Segment Items
The following tables provide a reconciliation of the revenues, profits, assets, and other significant items of reportable segments as of and for the three months ended March 31, 2012 and March 31, 2011. Interest expense on junior subordinated debentures is reported at the Holding Company.

	For the three months ended March 31,
	Net interest income		Non-interest income		Total revenues
	2012	2011	2012	2011	2012	2011
	(In thousands)
Total Bank(s) (1)	$46,441	$45,509	$7,654	$8,600	$54,095	$54,109
Total Investment Managers	7	33	9,484	10,132	9,491	10,165
Total Wealth Advisors (2)	7	5	9,237	8,433	9,244	8,438
Total Segments	46,455	45,547	26,375	27,165	72,830	72,712
Holding Company and Eliminations	(1,687)	(1,836)	1,079	1,291	(608)	(545)
Total Company	$44,768	$43,711	$27,454	$28,456	$72,222	$72,167

	For the three months ended March 31,
	Non-interest expense (3)		Income tax expense/(benefit)		Net income/ (loss) from continuing operations
	2012	2011	2012	2011	2012	2011
	(In thousands)
Total Bank(s) (1)	$35,634	$38,274	$4,649	$(274)	$9,812	$2,759
Total Investment Managers	7,644	7,885	618	737	1,229	1,543
Total Wealth Advisors (2)	6,727	6,450	924	695	1,593	1,293
Total Segments	50,005	52,609	6,191	1,158	12,634	5,595
Holding Company and Eliminations	5,622	7,452	(2,340)	(1,337)	(3,890)	(6,660)
Total Company	$55,627	$60,061	$3,851	$(179)	$8,744	$(1,065)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	For the three months ended March 31,
	Net income/ (loss) attributable to noncontrolling interests		Net income/ (loss) attributable to the Company (4)		Amortization of intangibles
	2012	2011	2012	2011	2012	2011
	(In thousands)
Total Bank(s) (1)	$—	$—	$9,812	$2,759	$26	$56
Total Investment Managers	395	380	834	1,163	800	830
Total Wealth Advisors (2)	398	367	1,195	926	264	273
Total Segments	793	747	11,841	4,848	1,090	1,159
Holding Company and Eliminations	—	—	(2,336)	(4,997)	—	—
Total Company	$793	$747	$9,505	$(149)	$1,090	$1,159

	As of March 31,				For the three months ended March 31,
	Assets		AUM (5)		Depreciation
	2012	2011	2012	2011	2012	2011
	(In thousands)		(In millions)		(In thousands)
Total Bank(s) (1)	$5,939,691	$5,775,955	$3,696	$3,670	$1,458	$1,383
Total Investment Managers	105,640	114,682	8,047	8,437	62	69
Total Wealth Advisors (2)	66,880	66,319	7,579	7,071	88	86
Total Segments	6,112,211	5,956,956	19,322	19,178	1,608	1,538
Holding Company and Eliminations	36,351	26,365	(20)	(20)	45	52
Total Company	$6,148,562	$5,983,321	$19,302	$19,158	$1,653	$1,590
___________________

(1)
In the second quarter of 2011, the Company merged its four Private Banking affiliates into one bank operating under the charter of Boston Private Bank. See Part I. Item 1. "Notes to Unaudited Consolidated Financial Statements - Note 1: Basis of Presentation and Summary of Significant Accounting Policies" for additional details.

(2)
In the first quarter of 2012, the Company announced the sale of its Wealth Advisory affiliate, DTC. This sale is expected to close in the second quarter of 2012. Accordingly, current and prior period results for DTC have been reclassified into discontinued operations and are included with Holding Company and Eliminations in the tables above.

(3)
Non-interest expense for the three months ended March 31, 2012 and 2011 includes $0.1 million and $2.0 million, respectively, of restructuring expense. Restructuring expenses have been incurred in the Private Banking segment as well as at the Holding Company.

(4)
Net income/ (loss) from discontinued operations for the three months ended March 31, 2012, and 2011 of $1.6 million, and $1.7 million, respectively, are included in Holding Company and Eliminations in the calculation of net loss attributable to the Company.

(5)	"AUM" represents Assets Under Management and Advisory at the affiliates. AUM at DTC have been removed since DTC operations are classified with discontinued operations.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

4.	Investments
A summary of investment securities follows:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
At March 31, 2012:
Available for sale securities at fair value:
U.S. government and agencies	$12,687	$1	$(22)	$12,666
Government-sponsored entities	348,124	1,282	(273)	349,133
Corporate bonds	4,966	—	(16)	4,950
Municipal bonds	195,382	3,718	(132)	198,968
Mortgage-backed securities (1)	252,855	6,687	(215)	259,327
Other	455	129	(14)	570
Total	$814,469	$11,817	$(672)	$825,614

At December 31, 2011:
Available for sale securities at fair value:
U.S. government and agencies	$4,603	$20	$(21)	$4,602
Government-sponsored entities	378,055	1,458	(90)	379,423
Corporate bonds	4,953	—	(41)	4,912
Municipal bonds	196,961	3,733	(19)	200,675
Mortgage-backed securities (1)	248,329	6,403	(388)	254,344
Other	474	95	(29)	540
Total	$833,375	$11,709	$(588)	$844,496
___________________

(1)	All mortgage-backed securities are guaranteed by U.S. government agencies or Government-sponsored entities.
The following table sets forth the maturities of investment securities available for sale, based on contractual maturity, as of March 31, 2012. Certain securities are callable before their final maturity. Additionally, certain securities (such as mortgage-backed securities) are shown within the table below based on their final (contractual) maturity, but, due to prepayments and amortization, are expected to have shorter lives.

	Available for Sale Securities
	Amortized cost	Fair value
	(In thousands)
Within one year	$27,982	$28,224
After one, but within five years	448,591	452,732
After five, but within ten years	101,210	101,925
Greater than ten years	236,686	242,733
Total	$814,469	$825,614

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the proceeds from sales, gross realized gains and gross realized losses for securities available for sale that were sold during the following periods:

	For the three months ended March 31,
	2012	2011
	(In thousands)
Proceeds from sales	$4,359	$82,102
Realized gains	16	656
Realized losses	(3)	(237)
The following tables set forth information regarding securities at March 31, 2012 having temporary impairment, due to the fair values having declined below the amortized cost of the individual securities, and the time period that the investments have been temporarily impaired.

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	# of securities
Available for sale securities	(In thousands)
U.S. government and agencies	$3,204	$(22)	$—	$—	$3,204	$(22)	2
Government-sponsored entities	66,893	(273)	—	—	66,893	(273)	9
Corporate bonds	4,950	(16)	—	—	4,950	(16)	1
Municipal bonds	11,807	(132)	—	—	11,807	(132)	10
Mortgage-backed securities	39,262	(193)	2,982	(22)	42,244	(215)	9
Other	69	(12)	17	(2)	86	(14)	13
Total	$126,185	$(648)	$2,999	$(24)	$129,184	$(672)	44
The U.S. government and agencies securities, government-sponsored entities securities, and mortgage-backed securities in the table above had a Standard and Poor’s credit rating of AA+. The one corporate bond in the table above had a Moody’s credit rating of Baa3. The municipal bonds in the table above had Moody’s credit ratings of at least Aa2 or a Standard and Poor's credit rating of at least AA+. The other securities consisted of equity securities.
At March 31, 2012, the amount of investment securities in an unrealized loss position greater than 12 months as well as in total was not significant and was primarily due to movements in interest rates. The Company has no intent to sell any securities in an unrealized loss position at March 31, 2012 and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized loss amounts.
Cost method investments, which are included in other assets, can be temporarily impaired when the fair values decline below the amortized costs of the individual investments. There were no cost method investments with unrealized losses at March 31, 2012. The Company invests primarily in low income housing partnerships which generate tax credits. The Company also holds partnership interests in venture capital funds formed to provide financing to small businesses and to promote community development. The Company had $22.1 million and $22.3 million in cost method investments included in other assets at March 31, 2012 and December 31, 2011, respectively.

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
The following tables present the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall:

	At March 31, 2012	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available for sale securities:
U.S. government and agencies	$12,666	$9,463	$3,203	$—
Government-sponsored entities	349,133	—	349,133	—
Corporate bonds	4,950	—	4,950	—
Municipal bonds	198,968	—	198,968	—
Mortgage-backed securities	259,327	—	259,327	—
Other	570	570	—	—
Total available for sale securities	825,614	10,033	815,581	—
Derivatives - interest rate customer swaps	3,930	—	3,930	—
Derivatives - customer foreign exchange forward	51	—	51	—
Other investments	5,821	5,082	739	—
Liabilities:
Derivatives - interest rate customer swaps	$4,008	$—	$4,008	$—
Derivatives - customer foreign exchange forward	51	—	51	—
Derivatives - junior subordinated debenture interest rate swap	5,170	—	5,170	—

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

		Fair value measurements at reporting date using:
	At December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available for sale securities
U.S. government and agencies	$4,602	$1,002	$3,600	$—
Government-sponsored entities	379,423	—	379,423	—
Corporate bonds	4,912	—	4,912	—
Municipal bonds	200,675	—	200,675	—
Mortgage-backed securities	254,344	—	254,344	—
Other	540	540	—	—
Total available for sale securities	844,496	1,542	842,954	—
Derivatives - interest rate customer swaps	4,207	—	4,207	—
Derivatives - customer foreign exchange forward	7	—	7	—
Other investments	5,317	4,493	824	—
Liabilities:
Derivatives - interest rate customer swaps	$4,366	$—	$4,366	$—
Derivatives - customer foreign exchange forward	7	—	7	—
Derivatives - junior subordinated debenture interest rate swap	5,308	—	5,308	—
At March 31, 2012, available for sale securities consist primarily of U.S. government and agency securities, government-sponsored entities, corporate bonds, municipal bonds, mortgage-backed securities, and other available for sale securities. The U.S. government securities and equities (which are categorized as other available for sale securities) are valued with prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement. The government-sponsored entities, corporate bonds, municipal bonds, mortgage-backed securities, and certain investments in Small Business Administration ("SBA") loans (which are categorized as U.S. government and agencies available for sale securities) generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets. Therefore, they have been categorized as a Level 2 measurement. No investments held at March 31, 2012 were categorized as Level 3.
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
To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral securing the position. The Company met the criteria for and, effective January 1, 2012, elected to apply the accounting policy exception with respect to measuring counterparty credit risk for derivative transactions subject to master netting arrangements provided in Accounting Standards Updates ("ASU") 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS ("ASU 2011-04"). Electing this policy exception had no impact on financial statement presentation.
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
The following tables present a rollforward of the Level 3 assets for the three months ended March 31, 2012 and 2011, respectively.

	Balance at January 1, 2012	Purchase, (sales), issuances and (settlements), net	Transfers into (out of) Level 3	Unrealized gains (losses)	Amortization	Balance at March 31, 2012
(In thousands)
Other available for sale investments	$—	$—	$—	$—	$—	$—
Total Level 3 assets	$—	$—	$—	$—	$—	$—

	Balance at January 1, 2011	Purchase, (sales), issuances and (settlements), net	Transfers into (out of) Level 3	Unrealized gains (losses)	Amortization	Balance at March 31, 2011
	(In thousands)
Other available for sale investments	$750	$—	$—	$—	$—	$750
Total Level 3 assets	$750	$—	$—	$—	$—	$750
The following tables present the Company's assets and liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2012 and 2011, respectively, aggregated by the level in the fair value hierarchy within which those measurements fall.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	March 31, 2012	Fair value measurements recorded during the three months ended:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Impaired loans (1)	$4,894	$—	$—	$4,894
OREO (2)	198	—	—	198
	$5,092	$—	$—	$5,092
___________________

(1)	Collateral-dependent impaired loans held at March 31, 2012 that had write-downs in fair value or whose specific reserve changed during the first quarter of 2012.

(2)	One OREO property held at March 31, 2012 had a write-down during the first quarter of 2012.

	March 31, 2011	Fair value measurements recorded during the three months ended:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Impaired loans (1)	$26,022	$—	$—	$26,022
OREO (2)	3,186	—	—	3,186
	$29,208	$—	$—	$29,208
___________________

(1)	Collateral-dependent impaired loans held at March 31, 2011 that had write-downs in fair value or whose specific reserve changed during the first quarter of 2011.

(2)	Two OREO properties held at March 31, 2011 had write-downs during the first quarter of 2011.
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value.

	March 31, 2012
	Fair Value	Valuation technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$4,894	Appraisals of Collateral	Discount for costs to sell	7% - 25%	9%
			Appraisal adjustments	0% - 25%	5%
OREO	$198	Appraisals of Collateral	Discount for costs to sell	9%	9%
			Appraisal adjustments	—%	—%
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The OREO in the tables above includes those properties that had an adjustment to fair value during the three months ended March 31, 2012 and 2011, respectively. The Company uses appraisals, which management may adjust to reflect estimated fair value declines, or may apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property or consideration of broker quotes. The appraisers use a market, income, and/or a cost approach in determining the value of the collateral. Therefore they have been categorized as a Level 3 measurement.
The following tables present the carrying values and fair values of the Company's financial instruments that are not measured at fair value on a recurring basis (other than certain loans, as noted below):

	March 31, 2012
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$131,136	$131,136	$131,136	$—	$—
Loans, net (including loans held for sale)	4,754,873	4,795,625	—	—	4,795,625
Other financial assets	120,335	120,335	—	120,335	—
FINANCIAL LIABILITIES:
Deposits	4,602,451	4,606,940	—	4,606,940	—
Securities sold under agreements to repurchase	108,551	111,295	—	111,295	—
Federal Home Loan Bank borrowings	582,551	607,305	—	607,305	—
Junior subordinated debentures	178,645	166,701	—	166,701	—
Other financial liabilities	11,541	11,541	—	11,541	—

	December 31, 2011
	Book Value	Fair Value
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$203,354	$203,354
Loans, net (including loans held for sale)	4,567,183	4,631,890
Other financial assets	120,097	120,097
FINANCIAL LIABILITIES:
Deposits	4,530,411	4,538,137
Securities sold under agreements to repurchase	130,791	133,660
Federal Home Loan Bank borrowings	521,827	547,584
Junior subordinated debentures	182,053	165,242
Other financial liabilities	11,388	11,388

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
Cash and cash equivalents
The carrying value reported in the balance sheets for cash and cash equivalents approximates fair value due to the short-term nature of their maturities and are classified as Level 1.
Loans, net (including loans held for sale)
Fair value estimates are based on loans with similar financial characteristics. Fair values of commercial and residential mortgage loans are estimated by discounting contractual cash flows adjusted for prepayment estimates and using discount rates approximately equal to current market rates on loans with similar credit and interest rate characteristics and maturities. The fair value estimates for home equity and other loans are based on outstanding loan terms and pricing in the local markets. The method of estimating the fair value of the loans disclosed in the table above does not incorporate the exit price concept in the presentation of the fair value of these financial instruments. Loans are included in the Level 3 fair value category based upon the inputs and valuation techniques used.
Other financial assets
Other financial assets consist of accrued interest and fees receivable, stock in FHLBs, and the cash surrender value of bank-owned life insurance, for which the carrying amount approximates fair value, and are classified as Level 2.
The Company carries the FHLB stock at the original cost basis (par value) and is classified as Level 2. Subsequent to the bank merger on May 27, 2011, the only FHLB that the Bank is a member of is Boston. FHLB stock in both the FHLBs of San Francisco and Seattle is still owned by the Bank. At the time of the bank merger there were outstanding FHLB borrowings with both the FHLBs of San Francisco and Seattle. Until these borrowings in the FHLBs of San Francisco and Seattle mature and are subsequently paid off, the FHLB stock associated with these borrowings cannot be redeemed. The Bank has requested to redeem the excess FHLB stock in these two FHLBs above the amount required for the related borrowings. The FHLBs may wait up to five years from the redemption request to redeem the stock. Of the $42.6 million of stock in FHLBs held at March 31, 2012, $13.6 million, or 32%, of the balance related to stock held in the FHLBs of San Francisco and Seattle.
At each period end, the Company evaluates its investment in the respective FHLB's stock for other-than-temporary impairment. The Company has not recognized an other-than-temporary impairment loss with respect to stock in the FHLBs, based on the following considerations: the Company's evaluation of the underlying investment, including the long-term nature of the asset; the liquidity position of the respective FHLBs; the actions being taken by the respective FHLBs to address their regulatory situations; the improving financial position; and the 2011 and first quarter 2012 redemptions at par of a portion of FHLB stock held in the Boston and San Francisco FHLBs.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

Deposits
The fair values reported for transaction accounts (demand, NOW, savings, and money market) equal their respective book values reported on the balance sheets and are classified as Level 2. The fair values disclosed are, by definition, equal to the amount payable on demand at the reporting date. The fair values for certificates of deposit are based on the discounted value of contractual cash flows. The discount rates used are representative of approximate rates currently offered on certificates of deposit with similar remaining maturities and are classified as Level 2.
Securities sold under agreements to repurchase
The fair value of securities sold under agreements to repurchase are estimated based on contractual cash flows discounted at the Bank's incremental borrowing rate for FHLB borrowings with similar maturities and have been classified as Level 2.
Federal Home Loan Bank borrowings
The fair value reported for FHLB borrowings is estimated based on the discounted value of contractual cash flows. The discount rate used is based on the Bank's estimated current incremental borrowing rate for FHLB borrowings of similar maturities and have been classified as Level 2.
Junior subordinated debentures
The fair value of the junior subordinated debentures issued by Boston Private Capital Trust I was based on the current market price of the securities at March 31, 2012 and December 31, 2011 and have been classified as Level 2. The fair value of the junior subordinated debentures issued by Boston Private Capital Trust II and the junior subordinated debentures acquired in the FPB, Gibraltar (acquired as part of the 2005 acquisition of Gibraltar which was subsequently sold in 2009), and Charter acquisitions approximates book value because of the floating rate nature of the securities and are classified as Level 2.
Other financial liabilities
Other financial liabilities consist of accrued interest payable and deferred compensation for which the carrying amount approximates fair value and are classified as Level 2.
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
Total loans include deferred loan fees/ (costs), net, of $3.3 million and $3.2 million of net deferred loan costs as of March 31, 2012 and December 31, 2011, respectively. Deferred loan fees/ (costs) include unamortized premiums or discounts related to mortgage loans purchased by the Bank. Also included in total loans is the unamortized loan fair market valuation discount related to an acquisition of an immaterial amount as of December 31, 2011.
The following table presents a summary of the loan portfolio based on the portfolio segment as of the dates indicated:

	March 31, 2012	December 31, 2011
	(In thousands)
Commercial and industrial	$727,161	$687,102
Commercial real estate	1,777,170	1,669,220
Construction and land	149,655	153,709
Residential	1,879,148	1,823,403
Home equity	138,958	143,698
Consumer and other	176,956	174,096
Total	$4,849,048	$4,651,228
The following table presents nonaccrual loans receivable by class of receivable as of the dates indicated:

	March 31, 2012	December 31, 2011
	(In thousands)
Commercial and industrial	$7,665	$3,759
Commercial real estate	34,552	38,581
Construction and land	7,281	7,772
Residential	22,570	17,513
Home equity	491	457
Consumer and other	107	27
Total	$72,666	$68,109
The Bank's policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, although infrequent, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There was an immaterial amount of loans 90 days or more past due, but still accruing, as of March 31, 2012 and December 31, 2011. The Bank's policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six months). For troubled debt restructured loans ("TDR"s), a return to accrual status generally requires timely payments for a period of six months, along with meeting other criteria. TDRs are assessed on a case-by-case basis.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present an age analysis of loans receivable by class of receivable as of the dates indicated:

	March 31, 2012
	Accruing Past Due			Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Total Accruing Past Due (1)	Current Payment Status	30-89 Days Past Due	90 Days or Greater Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$3,628	$203	$3,831	$5,637	$1,607	$421	$7,665	$715,665	$727,161
Commercial real estate	7,604	3,419	11,023	28,856	1,220	4,476	34,552	1,731,595	1,777,170
Construction and land	48	247	327	4,349	172	2,760	7,281	142,047	149,655
Residential	5,560	—	5,560	6,018	5,109	11,443	22,570	1,851,018	1,879,148
Home equity	129	—	129	131	—	360	491	138,338	138,958
Consumer and other	506	13	519	2	—	105	107	176,330	176,956
Total	$17,475	$3,882	$21,389	$44,993	$8,108	$19,565	$72,666	$4,754,993	$4,849,048
___________________

(1)	Includes an additional $32 thousand of accruing construction and land loans that are 90 days or greater past due.

	December 31, 2011
	Accruing Past Due			Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Total Accruing Past Due (1)	Current Payment Status	30-89 Days Past Due	90 Days or Greater Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$1,284	$364	$1,648	$2,866	$566	$327	$3,759	$681,695	$687,102
Commercial real estate	6,779	2,136	8,915	32,096	2,310	4,175	38,581	1,621,724	1,669,220
Construction and land	48	26	106	4,825	172	2,775	7,772	145,831	153,709
Residential	8,997	5,410	14,407	7,236	1,849	8,428	17,513	1,791,483	1,823,403
Home equity	1,223	—	1,223	131	—	326	457	142,018	143,698
Consumer and other	689	1	690	3	—	24	27	173,379	174,096
Total	$19,020	$7,937	$26,989	$47,157	$4,897	$16,055	$68,109	$4,556,130	$4,651,228
___________________

(1)	Includes an additional $32 thousand of accruing construction and land loans that are 90 days or greater past due.
Nonperforming and delinquent loans are affected by factors, including economic and business conditions, such as interest rates, and unemployment levels, real estate collateral values, among others. In periods of prolonged economic declines, borrowers may become more severely impacted over time as liquidity levels decline and the borrower's ability to continue to make payments deteriorates. With respect to real estate collateral values, the declines from the peak, as well as the value of the real estate at the time of origination versus the current value, can impact the level of problem loans. For instance, if the loan to value ratio at the time of renewal has increased due to the decline in the real estate value since origination, the loan may no longer meet the Bank's underwriting standards and not be renewed.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

Generally when a collateral dependent commercial loan becomes impaired, an updated appraisal of the collateral, if appropriate, is obtained. In limited circumstances, an updated appraisal is obtained on residential and home equity loans that are classified as impaired. If the impaired loan has not been upgraded to a performing status within a reasonable amount of time, the Bank continues to obtain newer appraisals, approximately every 12 to 18 months or sooner, if deemed necessary, especially during periods of declining values.
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
A summary of the rating system used by the Bank, repeated here from Part II. Item 8. "Financial Statements and Supplementary Data—Note 1: Basis of Presentation and Summary of Significant Accounting Policies," in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 follows:
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
Substandard - Loans rated in this category are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. A substandard credit has a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Substandard loans may be either still accruing or nonaccruing depending upon the severity of the risk and other factors such as the value of the collateral, if any, and past due status.
Doubtful - Loans rated in this category indicate that collection or liquidation in full on the basis of currently existing facts, conditions and values, is highly questionable and improbable. Loans in this category are usually on nonaccrual and are classified as impaired.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present the loan portfolio's credit risk profile by internally assigned grade by class of financing receivable as of the dates indicated:

	March 31, 2012
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Classified	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$681,828	$23,854	$13,814	$7,665	$727,161
Commercial real estate	1,570,737	92,927	78,954	34,552	1,777,170
Construction and land	128,875	9,283	4,216	7,281	149,655
Residential	1,850,112	—	6,466	22,570	1,879,148
Home equity	136,599	—	1,868	491	138,958
Consumer and other	174,616	2,229	4	107	176,956
Total	$4,542,767	$128,293	$105,322	$72,666	$4,849,048

	December 31, 2011
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Classified	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$641,831	$19,263	$22,249	$3,759	$687,102
Commercial real estate	1,454,786	112,748	63,105	38,581	1,669,220
Construction and land	131,205	10,978	3,754	7,772	153,709
Residential	1,798,635	—	7,255	17,513	1,823,403
Home equity	141,373	—	1,868	457	143,698
Consumer and other	173,927	132	10	27	174,096
Total	$4,341,757	$143,121	$98,241	$68,109	$4,651,228

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present, by class of receivable, the balance of impaired loans with and without a related allowance, the associated allowance for those impaired loans with a related allowance, and the total unpaid principal on impaired loans:

	As of and for the three months ended March 31, 2012
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$6,538	$9,264	n/a	$5,855	$—
Commercial real estate	29,964	44,809	n/a	33,543	104
Construction and land	6,087	10,360	n/a	6,294	97
Residential	9,572	10,542	n/a	10,232	81
Home equity	360	360	n/a	342	1
Consumer and other	—	—	n/a	—	—
Subtotal	$52,521	$75,335	n/a	$56,266	$283
With an allowance recorded:
Commercial and industrial	1,081	1,109	113	1,101	—
Commercial real estate	28,121	29,624	3,245	24,586	173
Construction and land	1,194	1,224	313	1,234	—
Residential	13,757	13,757	868	8,295	63
Home equity	131	131	131	131	2
Consumer and other	—	—	—	—	—
Subtotal	$44,284	$45,845	$4,670	$35,347	$238
Total:
Commercial and industrial	7,619	10,373	113	6,956	—
Commercial real estate	58,085	74,433	3,245	58,129	277
Construction and land	7,281	11,584	313	7,528	97
Residential	23,329	24,299	868	18,527	144
Home equity	491	491	131	473	3
Consumer and other	—	—	—	—	—
Total	$96,805	$121,180	$4,670	$91,613	$521
___________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs of $20.8 million and historical nonaccrual interest paid, which is applied to principal, of $3.6 million.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the year ended December 31, 2011
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$5,595	$6,239	n/a	$6,437	$59
Commercial real estate	34,963	49,690	n/a	49,765	373
Construction and land	6,493	10,783	n/a	6,473	—
Residential	10,451	11,222	n/a	8,810	198
Home equity	326	360	n/a	745	—
Consumer and other	—	—	n/a	11	—
Subtotal	$57,828	$78,294	n/a	$72,241	$630
With an allowance recorded:
Commercial and industrial	1,123	1,137	149	748	—
Commercial real estate	23,202	24,398	3,307	26,274	440
Construction and land	1,279	1,302	219	2,591	—
Residential	6,230	6,230	402	4,279	137
Home equity	131	131	131	131	6
Consumer and other	—	—	—	—	—
Subtotal	$31,965	$33,198	$4,208	$34,023	$583
Total:
Commercial and industrial	6,718	7,376	149	7,185	59
Commercial real estate	58,165	74,088	3,307	76,039	813
Construction and land	7,772	12,085	219	9,064	—
Residential	16,681	17,452	402	13,089	335
Home equity	457	491	131	876	6
Consumer and other	—	—	—	11	—
Total	$89,793	$111,492	$4,208	$106,264	$1,213
___________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs of $18.2 million and historical nonaccrual interest paid, which is applied to principal, of $3.5 million.
When management determines that it is probable that the Bank will not collect all principal and interest on loans in accordance with the original loan terms, as well as all TDRs, the loan is designated as impaired.
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The Bank may, under certain circumstances, restructure loans as a concession to borrowers who have experienced financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Company’s loss mitigation activities which, among other activities, could include rate reductions, payment extensions, and/or principal forgiveness. TDRs totaled $62.4 million and $55.3 million at March 31, 2012 and December 31, 2011, respectively. Of the $62.4 million in TDR loans at March 31, 2012, $29.4 million were on accrual status. Of the $55.3 million in TDR loans at December 31, 2011, $27.4 million were on accrual status.
Since all TDR loans are considered impaired loans, they are individually evaluated for impairment. The resulting impairment, if any, would have an impact on the allowance for loan losses as a specific reserve or charge-off. If, prior to the classification as a TDR, the loan was not impaired, there would have been a general reserve on the particular loan. Therefore, depending upon the result of the impairment analysis, there could be an increase or decrease in the related allowance for loan losses. Many loans initially categorized as TDR are already on nonaccrual status and are already considered impaired. Therefore, there is generally not a material change to the allowance for loan losses when a loan is categorized as a TDR. The following tables present the balance of troubled debt restructured loans that were restructured or defaulted during the periods indicated.

	As of and for the three months ended March 31, 2012
	Restructured three month period			TDRs that defaulted in the current three month period that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
(Dollars In thousands)
Commercial and industrial	—	$—	$—	—	$—
Commercial real estate (1)	4	5,545	5,545	—	—
Construction and land	—	—	—	—	—
Residential (2)	8	3,702	3,702	—	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	12	$9,247	$9,247	—	$—
___________________

(1)
Represents the following concessions: extension of term (3 loans; post-modification recorded investment of $2.7 million; and combination of concessions (1 loan; post-modification recorded investment of $2.8 million).

(2)
Represents the following concessions: payment deferral (1 loan; post-modification balance of $1.9 million); temporary rate reduction (6 loans; post-modification recorded investment of $0.5 million); and combination of concessions (1 loan; post-modification recorded investment of $1.3 million).

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
___________________

(1)
Represents the following concessions: extension of term (1 loan; post-modification recorded investment of $3.1 million; temporary rate reduction (1 loan; post-modification recorded investment of $0.2 million); and combination of concessions (5 loans; post-modification recorded investment of $2.7 million).

(2)
Represents the following concessions: extension of term (1 loan; post-modification recorded investment of $1.0 million); temporary rate reduction (4 loans; post-modification recorded investment of $13.7 million); and combination of concessions (5 loans; post-modification recorded investment of $19.1 million).

(3)	Represents the following concessions: extension of term (2 loans; post-modification recorded investment of $3.9 million).

(4)
Represents the following concessions: extension of term (1 loan; post-modification recorded investment of $2.0 million); and temporary rate reduction (10 loans; post-modification recorded investment of $1.0 million).

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

7.	Allowance for Loan Losses
The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $97.9 million and $96.1 million at March 31, 2012 and December 31, 2011, respectively. The following tables summarize the changes in the allowance for loan losses for the periods indicated:

	At and for the three months ended March 31,
	2012	2011
	(In thousands)
Allowance for loan losses, beginning of period:
Commercial and industrial	$12,163	$13,438
Commercial real estate	63,625	65,760
Construction and land	6,382	6,875
Residential	9,286	7,449
Home equity	1,535	1,231
Consumer and other	1,149	1,478
Unallocated	1,974	2,172
Total allowance for loan losses, beginning of period	96,114	98,403
Provision for loan losses:
Commercial and industrial	1,827	875
Commercial real estate	2,030	11,911
Construction and land	(712)	282
Residential	966	619
Home equity	(53)	(33)
Consumer and other	(116)	165
Unallocated	58	(469)
Total provision for loan losses	4,000	13,350
(continued)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	At and for the three months ended March 31,
	2012	2011
(continued)	(In thousands)
Loans charged-off:
Commercial and industrial	$(2,311)	$(806)
Commercial real estate	(406)	(10,246)
Construction and land	—	(1,628)
Residential	(198)	(195)
Home equity	—	—
Consumer and other	(26)	(191)
Total charge-offs	(2,941)	(13,066)
Recoveries on loans previously charged-off:
Commercial and industrial	383	357
Commercial real estate	117	868
Construction and land	166	358
Residential	—	—
Home equity	61	1
Consumer and other	2	11
Total recoveries	729	1,595
Allowance for loan losses at end of period:
Commercial and industrial	12,062	13,864
Commercial real estate	65,366	68,293
Construction and land	5,836	5,887
Residential	10,054	7,873
Home equity	1,543	1,199
Consumer and other	1,009	1,463
Unallocated	2,032	1,703
Total allowance for loan losses at end of period	$97,902	$100,282

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables show the Company's allowance for loan losses and loan portfolio at March 31, 2012 and December 31, 2011 by portfolio segment, disaggregated by method of impairment analysis. The Company had no loans acquired with deteriorated credit quality at March 31, 2012 or December 31, 2011.

	Commercial and industrial	Commercial real estate	Construction and land	Residential
	(In thousands)
Allowance for loan losses balance at March 31, 2012 attributable to:
Loans collectively evaluated	$11,949	$62,121	$5,523	$9,186
Loans individually evaluated	113	3,245	313	868
Total allowance for loan losses	$12,062	$65,366	$5,836	$10,054

Recorded investment (loan balance) at March 31, 2012:
Loans collectively evaluated	$719,542	$1,719,085	$142,374	$1,855,819
Loans individually evaluated	7,619	58,085	7,281	23,329
Total Loans	$727,161	$1,777,170	$149,655	$1,879,148

	Home equity	Consumer and other	Unallocated	Total
(Continued from above)	(In thousands)
Allowance for loan losses balance at March 31, 2012 attributable to:
Loans collectively evaluated	$1,412	$1,009	$2,032	$93,232
Loans individually evaluated	131	—	—	4,670
Total allowance for loan losses	$1,543	$1,009	$2,032	$97,902

Recorded investment (loan balance) at March 31, 2012:
Loans collectively evaluated	$138,467	$176,956	$—	$4,752,243
Loans individually evaluated	491	—	—	96,805
Total Loans	$138,958	$176,956	$—	$4,849,048

	Commercial and industrial	Commercial real estate	Construction and land	Residential
	(In thousands)
Allowance for loan losses balance at December 31, 2011 attributable to:
Loans collectively evaluated	$12,014	$60,318	$6,163	$8,884
Loans individually evaluated	149	3,307	219	402
Total allowance for loan losses	$12,163	$63,625	$6,382	$9,286

Recorded investment (loan balance) at December 31, 2011:
Loans collectively evaluated	$680,384	$1,611,055	$145,937	$1,806,722
Loans individually evaluated	6,718	58,165	7,772	16,681
Total Loans	$687,102	$1,669,220	$153,709	$1,823,403

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Home equity	Consumer and other	Unallocated	Total
(Continued from above)	(In thousands)
Allowance for loan losses balance at December 31, 2011 attributable to:
Loans collectively evaluated	$1,404	$1,149	$1,974	$91,906
Loans individually evaluated	131	—	—	4,208
Total allowance for loan losses	$1,535	$1,149	$1,974	$96,114

Recorded investment (loan balance) at December 31, 2011:
Loans collectively evaluated	$143,241	$174,096	$—	$4,561,435
Loans individually evaluated	457	—	—	89,793
Total Loans	$143,698	$174,096	$—	$4,651,228

8.	Derivatives and Hedging Activities
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
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2012 and December 31, 2011.

	March 31, 2012				December 31, 2011
	Asset derivatives		Liability derivatives		Asset derivatives		Liability derivatives
	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$(5,170)	Other assets	$—	Other liabilities	$(5,308)
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	3,930	Other liabilities	(4,008)	Other assets	4,207	Other liabilities	(4,366)
Foreign exchange contracts	Other assets	51	Other liabilities	(51)	Other assets	7	Other liabilities	(7)
Total		$3,981		$(9,229)		$4,214		$(9,681)
___________________

(1)	For additional details, see Part I. Item 1. "Notes to Unaudited Consolidated Financial Statements-Note 5: Fair Value Measurements."

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The table below presents the effect of the Company's derivative financial instruments in the consolidated statement of operations for the three months ended March 31, 2012 and 2011.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) Three Months Ended March 31,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Three Months Ended March 31,
	2012	2011		2012	2011
(In thousands)
Interest rate products	$(277)	$248	Interest income	$(416)	$(463)
Total	$(277)	$248		$(416)	$(463)
The table below presents the components of the Company's accumulated other comprehensive income/ (loss) related to the derivatives for the periods indicated.

	March 31, 2012	March 31, 2011
	(In thousands)
Balance at beginning of year	$(3,106)	$(1,371)
Change in unrealized gain/ (loss) on cash flow hedges	81	416
Balance at end of period	$(3,025)	$(955)
Cash Flow Hedges of Interest Rate Risk
The Company's objective in using derivatives is to add stability to interest income and expense and to manage the risk related to exposure to changes in interest rates. To accomplish this objective, the Holding Company entered into an interest rate swap in the second quarter of 2010 with a notional amount of $75 million related to the Holding Company's cash outflows associated with the subordinated debt related to trust preferred securities to protect against rising London Interbank Offered Rate ("LIBOR"). The interest rate swap had an effective date of December 30, 2010 and a term of five years. As of December 30, 2010, the subordinated debt switched from a fixed rate of 6.25% to a variable rate of three-month LIBOR plus 1.68%. The interest rate swap effectively fixed the Holding Company's interest rate payments on the $75 million of debt at 4.45%.
The Company uses the "Hypothetical Derivative Method" described in ASC 815, Derivatives and Hedging ("ASC 815"), for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income ("OCI") (outside of earnings) and subsequently reclassified to earnings in interest and dividend income when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of operations as part of fees and other income. The Holding Company did not have any hedge ineffectiveness recognized in earnings during the three month periods ended March 31, 2012 and 2011. The Holding Company also monitors the risk of counterparty default on an ongoing basis.
A portion of the balance reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are made or received on the Holding Company's interest rate swap. During the next twelve months, the Holding Company estimates that $1.7 million will be reclassified as an increase in interest expense.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

Non-designated Hedges
Derivatives not designated as hedges are not speculative and result from two different services the Bank provides to qualified commercial clients. The Bank offers certain derivative products directly to such clients. The Bank economically hedges derivative transactions executed with commercial clients by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of these programs are not designated in ASC 815-qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset through earnings. Fees earned in connection with the execution of derivatives related to this program are recognized in the consolidated statement of operations in other income. The derivative asset and liability values above include an adjustment related to the consideration of credit risk required under ASC 820, Fair Value Measurements and Disclosures ("ASC 820"), of less than $0.1 million in earnings for the three months ended March 31, 2012 and 2011. At March 31, 2012 and December 31, 2011, the Bank had 12 interest rate swaps with an aggregate notional amount of $102.4 million and $102.7 million, respectively, related to this program. As of March 31, 2012 and December 31, 2011, the Bank also had four and two, respectively, foreign currency exchange contracts with notional amounts of $1.5 million and $0.2 million, respectively, related to this program.
The table below presents the effect of the Company's derivative financial instruments, not designated as hedging instruments, in the consolidated statement of operations for the periods ended March 31, 2012 and 2011.

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss), Net, Recognized in Income on Derivative Three Months Ended March 31,
		2012	2011
		(In thousands)
Interest rate products	Other income/ expense	$81	$30
Foreign exchange contracts	Other income/ expense	—	12
Total		$81	$42
The Holding Company and the Bank have agreements with their derivative counterparties that contain provisions where, if the Holding Company or Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Holding Company or the Bank could also be declared in default on its derivative obligations. The Holding Company and the Bank were in compliance with these provisions as of March 31, 2012 and December 31, 2011.
The Holding Company and the Bank also have agreements with certain of its derivative counterparties that contain provisions where, if the Holding Company or Bank fails to maintain its status as a well- or adequately-capitalized institution, then the counterparty could terminate the derivative positions and the Holding Company or the Bank would be required to settle its obligations under the agreements. The Holding Company and the Bank were in compliance with these provisions as of March 31, 2012 and December 31, 2011.
Certain of the Holding Company and the Bank's agreements with its derivative counterparties contain provisions where if specified events or conditions occur that materially change the Holding Company's or the Bank's creditworthiness in an adverse manner, the Holding Company or the Bank may be required to fully collateralize its obligations under the derivative instruments. The Holding Company and the Bank were in compliance with these provisions as of March 31, 2012 and December 31, 2011.
As of March 31, 2012 and December 31, 2011, the termination amounts related to collateral determinations of derivatives in a liability position was $9.4 million and $9.9 million, respectively. The Holding Company has minimum collateral posting thresholds with its derivative counterparty and has posted collateral of $8.0 million as of March 31, 2012 and December 31, 2011, against its obligation under this agreement.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

9.	Income Taxes
The components of income tax expense/ (benefit) for continuing operations, discontinued operations, noncontrolling interests and the Company are as follows:

	Three months ended March 31,
	2012	2011
	(In thousands)
Income/ (loss) from continuing operations:
Income/ (loss) before income taxes	$12,595	$(1,244)
Income tax expense/ (benefit)	3,851	(179)
Net income/ (loss) from continuing operations	$8,744	$(1,065)
Effective tax rate, continuing operations	30.6%	14.4%

Income/ (loss) from discontinued operations:
Income/ (loss) before income taxes	$2,752	$2,966
Income tax expense/ (benefit)	1,198	1,303
Net income/ (loss) from discontinued operations	$1,554	$1,663
Effective tax rate, discontinued operations	43.5%	43.9%

Income/ (loss) attributable to noncontrolling interests:
Income/ (loss) before income taxes	$793	$747
Income tax expense/ (benefit)	—	—
Net income attributable to noncontrolling interests	$793	$747
Effective tax rate, noncontrolling interests	—%	—%

Income/ (loss) attributable to the Company
Income/ (loss) before income taxes	$14,554	$975
Income tax expense/ (benefit)	5,049	1,124
Net income/ (loss) attributable to the Company	$9,505	$(149)
Effective tax rate attributable to the Company	34.7%	115.3%
The effective tax rate for continuing operations for the three months ended March 31, 2012 of 30.6%, with related tax expense of $3.9 million, was calculated based on a projected 2012 annual effective tax rate. The effective tax rate was less than the statutory rate of 35% due primarily to earnings from tax-exempt investments, income tax credits, and income attributable to noncontrolling interests. These savings were partially offset by state and local income taxes.
The effective tax rate for continuing operations for the three months ended March 31, 2011 of 14.4%, with related tax benefit of $0.2 million, was calculated based on a projected 2011 annual effective tax rate. The effective tax rate was less than the statutory rate of 35% due primarily to earnings from tax-exempt investments, income tax credits, and income attributable to noncontrolling interests. These items were partially offset by state and local income taxes.
The effective tax rate for the three months ended March 31, 2012 is greater than the effective tax rate for the same period in 2011 due primarily to earnings from tax-exempt investments, income tax credits, and income attributable to noncontrolling interests having a smaller impact on the effective tax rate, due primarily to the higher level of income before taxes in 2012 as compared to the loss before taxes in 2011.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

Due to the adoption of plans in the first three months of 2012 to dispose of DTC, the results of operations related to DTC are included in "discontinued operations" in the table above. Contingent consideration related to the 2009 divestiture of certain affiliates, primarily related to the revenue sharing agreement with Westfield Capital Management Company, LLC, is also reflected under "discontinued operations" in the table above. The profits and losses attributable to owners other than the Company are reflected under "noncontrolling interests" in the table above.

10.	Noncontrolling Interests
At the Company, noncontrolling interests typically consist of equity owned by management of the Company’s respective majority-owned affiliates. Net income attributable to noncontrolling interests in the consolidated statements of operations represents the net income allocated to the noncontrolling interest owners of the affiliates. Net income allocated to the noncontrolling interest owners was $0.8 million and $0.7 million for the three months ended March 31, 2012 and 2011, respectively. To the extent that the increase in the estimated maximum redemption amounts exceeds the net income attributable to the noncontrolling interests, such excess reduces net income available to common shareholders for purposes of EPS computation.
Noncontrolling interests which are not redeemable as provided in ASC 480, are included in shareholders’ equity in the consolidated balance sheets, and include the capital and undistributed profits owned by the noncontrolling partner. The Company did not have any noncontrolling interests included in shareholder's equity at March 31, 2012 and December 31, 2011.
Each affiliate operating agreement provides the Company and/or the noncontrolling interests with contingent call or put redemption features used for the orderly transfer of noncontrolling equity interests between the affiliate minority shareholders and the Company at fair value. Fair value is generally defined in the operating agreements as a multiple of earnings before interest, taxes, depreciation, and amortization. The aggregate amount of such redeemable noncontrolling interests at the estimated maximum redemption amounts of $21.6 million and $21.7 million are included in the accompanying consolidated balance sheets at March 31, 2012 and December 31, 2011, respectively. The Company may liquidate these noncontrolling interests with cash, shares of the Company’s common stock, or other forms of consideration dependent on the operating agreement. These agreements are discussed in Part II. Item 8. "Financial Statements and Supplementary Data – Note 16: Noncontrolling Interests" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
Generally, these put and call options refer to shareholder rights of both the Company and the noncontrolling interests of the Company's majority-owned affiliate companies. The affiliate company noncontrolling interests generally take the form of LLC units, profits interests, or common stock (collectively, the "noncontrolling equity interests"). In most circumstances, the put and call options generally relate to the Company's right and, in some cases, obligation to purchase and the noncontrolling equity interests’ right to sell their equity interests. There are various events that could cause the puts or calls to be exercised, such as a change in control, death, disability, retirement, resignation or termination. The puts and calls are generally to be exercised at the then fair value. The terms of these rights vary and are governed by the respective individual operating and legal documents that were negotiated at the time of acquisition.
The following table presents the contractually determined maximum redemption values to repurchase the noncontrolling interests at the periods indicated:

	March 31, 2012	December 31, 2011
	(In thousands)
Anchor	$11,951	$12,089
BOS	5,873	5,873
DTC (1)	1,889	1,924
DGHM	1,891	1,805
Total	$21,604	$21,691
_____________________

(1)	In the first quarter of 2012, the Company announced the sale of its affiliate DTC. The sale is expected to close in the second quarter of 2012.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table is an analysis of the Company’s redeemable noncontrolling interests for the periods indicated:

	Three months ended
	March 31, 2012	March 31, 2011
	(In thousands)
Balance at beginning of year	$21,691	$19,598
Net income attributable to noncontrolling interests	793	747
Distributions	(445)	—
Adjustments to fair value	(435)	(4)
Balance at end of period	$21,604	$20,341

11.	Restructuring
On May 27, 2011, the Company completed the legal consolidation of its four private banks, operating in the New England, San Francisco Bay, Southern California and Pacific Northwest markets, under one unified charter based in Massachusetts. Restructuring charges related to the merger generally consist of severance charges, costs to terminate contracts, legal, audit and consulting costs, and other costs. The Company estimates that such charges will result in approximately $8.5 million in restructuring expense, of which $8.1 million was expensed in 2011. The Company expects to complete the restructuring in the first half of 2012. Restructuring expenses incurred by the Private Banking segment amounted to $5.5 million, with the remaining $2.6 million incurred by the Holding Company. The following table summarizes the restructuring activity for the three months ended March 31, 2012 and 2011.

	Severance Charges	Contract Termination Fees	Professional Expenses	Other Associated Costs	Total
	(In thousands)
Accrued charges at December 31, 2010	$—	$—	$—	$—	$—
Costs incurred	1,161	—	815	6	1,982
Costs paid	—	—	(143)	(6)	(149)
Accrued charges at March 31, 2011	$1,161	$—	$672	$—	$1,833

Accrued charges at December 31, 2011	$2,658	$211	$230	$—	$3,099
Costs incurred	(1)	—	128	8	135
Costs paid	(459)	—	(254)	(8)	(721)
Accrued charges at March 31, 2012	$2,198	$211	$104	$—	$2,513

12.	Recent Accounting Pronouncements
In May 2011, the FASB issued new guidance, ASU 2011-04. The amendments in this update further clarify the requirements in U.S. GAAP for measuring fair value and enhance the disclosures for information about fair value measurements. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect this ASU to have a material effect on its consolidated financial statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As of and for the three months ended March 31, 2012
Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. These statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words "may," "will," "should," "could," "would," "plan," "potential," "estimate," "project," "believe," "intend," "anticipate," "expect," "target" and similar expressions. These statements include, among others, statements regarding our strategy, effectiveness of our investment programs, evaluations of future interest rate trends and liquidity, expectations as to growth in assets, deposits and results of operations, receipt of regulatory approval for pending acquisitions, success of acquisitions, future operations, market position, financial position, and prospects, plans and objectives of management. You should not place undue reliance on our forward-looking statements. You should exercise caution in interpreting and relying on forward-looking statements because they are subject to significant risks, uncertainties and other factors which are, in some cases, beyond the Company’s control.
Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced herein under the section captioned "Risk Factors"; adverse conditions in the capital and debt markets and the impact of such conditions on the Company’s private banking, investment management and wealth advisory activities; changes in interest rates; competitive pressures from other financial institutions; the effects of continuing deterioration in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers’ ability to service and repay our loans; changes in the value of the securities and other assets; changes in loan default and charge-off rates; the adequacy of loan loss reserves; reductions in deposit levels necessitating increased borrowing to fund loans and investments; increasing government regulation, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; the risk that the Company's deferred tax assets may not be realized; risks related to the integration of the Company's bank subsidiaries; risks related to the identification and implementation of acquisitions; and changes in assumptions used in making such forward-looking statements, as well as the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K and updated in the Company's Quarterly Reports on Form 10-Q and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

Executive Summary
The Company offers a wide range of wealth management services to high net worth individuals, families, businesses and select institutions through its three reportable segments: Private Banking, Investment Management, and Wealth Advisory. This Executive Summary provides an overview of the most significant aspects of our operating segments and the Company's operations in the first quarter of 2012. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

	Three months ended March 31,			% Change
	2012	2011	Change
	(In thousands, except per share data)
Total revenues	$72,222	$72,167	$55	—%
Provision/ (credit) for loan losses	4,000	13,350	(9,350)	(70)%
Total operating expenses	55,627	60,061	(4,434)	(7)%
Net income/ (loss) from continuing operations	8,744	(1,065)	9,809	nm
Net income/ (loss) attributable to noncontrolling interests	793	747	46	6%
Net income/ (loss) attributable to the Company	9,505	(149)	9,654	nm
Diluted earnings/ (loss) per share:
From continuing operations	$0.09	$(0.03)	$0.12	nm
From discontinued operations	$0.02	$0.02	$—	—%
Attributable to common shareholders	$0.11	$(0.01)	$0.12	nm
________________

nm	= not meaningful
Net income attributable to the Company was $9.5 million for the three months ended March 31, 2012, compared to a loss of $0.1 million in the same period of 2011. The Company recognized diluted earnings per share of $0.11 for the three months ended March 31, 2012, compared to a loss per share of $0.01 for the same period of 2011.
Key items that affected the Company's results in the first quarter 2012 compared to the same period of 2011 include:

▪
Loan growth of $197.8 million, or 4%, to $4.8 billion at March 31, 2012 from $4.7 billion at December 31, 2011. This increase was primarily driven by increases in commercial real estate loans and residential loans and regionally in the Southern California market.

▪
An increase in net interest income of $1.1 million, or 2%, to $44.8 million for the three months ended March 31, 2012 as compared to the same period in 2011. Net interest margin ("NIM") increased 5 basis points to 3.23% for the three months ended March 31, 2012 as compared to the same period in 2011. The increased NIM is primarily related to the mix of interest-earning assets. In the first quarter of 2012, the Company had a lower ratio of liquid assets, which have a low yield of approximately 25 basis points, as compared to the same period in 2011.

▪
A decrease in operating expenses of $4.4 million, or 7%, for the three months ended March 31, 2012, as compared to the same period in 2011, primarily due to a decrease in professional fees of $2.2 million, a decrease in restructuring expense of $1.8 million, and a decrease in FDIC insurance of $1.4 million, partially offset by an increase in salaries and employee benefits expense of $1.3 million.

The Company's Private Banking segment reported net income attributable to the Company of $9.8 million in the first quarter of 2012, compared to net income of $2.8 million in the same period of 2011. The $7.1 million increase in net income was a result of a decrease in provision for loan losses, and a decrease in operating expenses primarily due to decreases in professional fees and FDIC insurance expense, partially offset by increased income tax expense.
The Company's Investment Management segment reported net income attributable to the Company of $0.8 million in the first quarter of 2012, compared to net income attributable to the Company of $1.2 million in the same period of 2011. The $0.3 million, or 28%, decrease was primarily due to a decrease in investment management and trust fees, partially offset by a decrease in operating expenses. The decrease in investment management and trust fees was related to negative net flows in assets under management and advisory ("AUM") during 2011. AUM decreased $0.4 billion, or 5%, from March 31, 2011 to March 31, 2012, of which $0.7 billion related to net outflows, partially offset by $0.3 billion in favorable investment performance.
The Company's Wealth Advisory segment reported net income attributable to the Company of $1.2 million in the first quarter of 2012, compared to net income attributable to the Company of $0.9 million in the same period of 2011. The $0.3 million, or 29%, increase was primarily due to an increase in wealth advisory fees, offset by increases in professional fees. AUM increased $0.5 billion, or 7%, from March 31, 2011 to March 31, 2012, of which $0.3 billion related to net inflows and $0.2 billion related to favorable investment performance.

Critical Accounting Policies
Critical accounting policies reflect significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The Company believes that its most critical accounting policies upon which its financial condition depends, and which involve the most complex or subjective decisions or assessments are the allowance for loan and lease losses, the valuation of goodwill and intangible assets and analysis for impairment, and tax estimates. These policies are discussed in Part II. Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no changes to these policies through the filing of this Quarterly Report on Form 10-Q.

Financial Condition

Condensed Consolidated Balance Sheets and Discussion

	March 31, 2012	December 31, 2011	Increase/ (decrease)	% Change
	(In thousands)
Assets:
Total cash and investments	$999,389	$1,091,564	$(92,175)	(8)%
Loans held for sale	3,727	12,069	(8,342)	(69)%
Total loans	4,849,048	4,651,228	197,820	4%
Less: allowance for loan losses	97,902	96,114	1,788	2%
Net loans	4,751,146	4,555,114	196,032	4%
Goodwill and intangible assets	137,659	138,749	(1,090)	(1)%
Other assets	256,641	251,876	4,765	2%
Total assets	$6,148,562	$6,049,372	$99,190	2%
Liabilities and Equity:
Deposits	$4,602,451	$4,530,411	$72,040	2%
Total borrowings	869,747	834,671	35,076	4%
Other liabilities	93,219	96,474	(3,255)	(3)%
Total liabilities	5,565,417	5,461,556	103,861	2%
Redeemable noncontrolling interests	21,604	21,691	(87)	—%
Total shareholders’ equity	561,541	566,125	(4,584)	(1)%
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$6,148,562	$6,049,372	$99,190	2%
Total Assets. Total assets increased $99.2 million, or 2%, to $6.1 billion at March 31, 2012 from $6.0 billion at December 31, 2011. This increase was due to increases in loans, deposits, and borrowings, slightly offset by decreases in cash.
Cash and Investments. Total cash and investments (consisting of cash and cash equivalents, investment securities, and stock in the FHLBs) decreased $92.2 million, or 8%, to $1.0 billion, or 16% of total assets at March 31, 2012 from $1.1 billion, or 18% of total assets at December 31, 2011. The decrease was primarily due to the $72.2 million, or 36%, decrease in cash and cash equivalents and the $18.9 million, or 2% decrease in investment securities. The decrease in cash and cash equivalents is the net result in liquidity from short-term fluctuations in deposits, borrowings and loans outstanding. Additionally, $15.0 million of cash was used during the quarter to repurchase all of the 5.44 million warrants held by affiliates of The Carlyle Group, and BPFH Director John Morton III. The Bank has a policy on balance sheet liquidity which requires that a certain minimum balance of cash and investments be maintained at all times.

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
Investment maturities, principal payments, and sales of the Company's available for sale securities provided $119.4 million of cash proceeds during the first three months of 2012, and $102.4 million was used to purchase new investments. The timing of sales and reinvestments is based on various factors, including management's evaluation of interest rate trends, the credit risk of municipal securities and the Company's liquidity. The Company's available for sale investment portfolio carried a total of $11.8 million of unrealized gains and $0.7 million of unrealized losses at March 31, 2012, compared to $11.7 million of unrealized gains and $0.6 million of unrealized losses at December 31, 2011.
No impairment losses were recognized through earnings related to available for sale securities during the three month periods ended March 31, 2012 and 2011. The amount of investment securities in an unrealized loss position greater than 12 months as well as the total amount of unrealized losses was not significant and was primarily due to changes in interest rates. At March 31, 2012, the Company had no intent to sell any securities in an unrealized loss position at March 31, 2012 and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized losses. See Part I. Item 1. "Notes to Unaudited Consolidated Financial Statements - Note 4: Investments" for further details of the Company's investment securities.
Loans held for sale. Loans held for sale decreased $8.3 million, or 69%, to $3.7 million at March 31, 2012 from $12.1 million at December 31, 2011. Factors affecting the balance of loans held for sale include the timing and volume of residential loans originated for sale in the secondary market. The Bank sells the majority of its fixed rate loans in the secondary market to mitigate interest rate risk.
Goodwill and intangible assets, net. Goodwill and intangible assets decreased $1.1 million, or 1%, to $137.7 million at March 31, 2012 from $138.7 million at December 31, 2011. The decrease is due to amortization of intangible assets. The Company tests goodwill for impairment on an annual basis and between annual dates if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value, in accordance with ASC 350, Intangibles-Goodwill and Other. Management concluded at March 31, 2012 that there were no triggering events during the first three months of 2012. Declines in AUM at some of the Company's nonbanking affiliates and related revenue losses could potentially lead to future impairment.
Other. Other assets, consisting of OREO, premises and equipment, fees receivable, accrued interest receivable, deferred income taxes, net, other assets, and assets of discontinued operations increased $4.8 million, or 2%, to $256.6 million at March 31, 2012 from $251.9 million at December 31, 2011. The increase is primarily due to the increase in other assets and fees receivable, partially offset by decreases in OREO.
OREO decreased $1.2 million, or 24%, to $3.9 million at March 31, 2012 from $5.1 million at December 31, 2011. The decrease is due to the sale of one OREO property.
Other assets, which consist primarily of prepaid expenses, investment in partnerships, income taxes receivable, and other receivables, increased $5.2 million, or 5%, to $120.3 million at March 31, 2012 from $115.1 million at December 31, 2011. The increase is primarily due to increases in the fair value of the rabbi trust investments and other assets, partially offset by the settlement of certain receivables and amortization of prepaid FDIC insurance.

Deposits. Total deposits increased $72.0 million, or 2%, to $4.6 billion, at March 31, 2012 from $4.5 billion at December 31, 2011.
The following table shows the composition of the Company's deposits at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Balance	as a % of total	Balance	as a % of total
	(In thousands)
Demand deposits	$1,168,446	25%	$1,117,350	25%
NOW	492,440	11%	467,535	10%
Savings	63,716	1%	58,074	1%
Money market	1,972,889	43%	1,966,073	44%
Certificates of deposit under $100,000 (1)	237,125	5%	227,000	5%
Certificates of deposit of $100,000 or greater	667,835	15%	694,379	15%
Total deposits	$4,602,451	100%	$4,530,411	100%
_________________

(1)	Includes brokered CDs.
Borrowings. Total borrowings (consisting of FHLB borrowings, securities sold under agreements to repurchase, and junior subordinated debentures) increased $35.1 million, or 4%, to $0.9 billion at March 31, 2012 from $0.8 billion at December 31, 2011. Repurchase agreements decreased $22.2 million, or 17%, to $108.6 million at March 31, 2012 from $130.8 million at December 31, 2011. The decrease is primarily due to the timing of large repurchase relationships which spanned the year end. Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature. FHLB borrowings increased $60.7 million, or 12%, to $582.6 million at March 31, 2012 from $521.8 million at December 31, 2011. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth and to manage interest rate risk, but can also be used as an additional source of liquidity for the Bank. Also, during the three months ended March 31, 2012, the Company repurchased $3.4 million of its junior subordinated debt.
Other liabilities. Other liabilities, consisting of accrued interest, accrued bonus, other accrued expenses, and liabilities of discontinued operations decreased $3.3 million, or 3% to $93.2 million at March 31, 2012 from $96.5 million at December 31, 2011. The decrease is due to payments on 2011 accrued compensation.

Loan Portfolio and Credit Quality
Loans. Total portfolio loans increased 4% to $4.8 billion, or 79% of total assets, at March 31, 2012, from $4.7 billion, or 77% of total assets, at December 31, 2011. Increases in commercial real estate loans of $108.0 million, or 6%, commercial and industrial loans of $40.1 million, or 6%, residential loans of $55.7 million, or 3%, and other consumer loans of $2.9 million, or 2%, were slightly offset by decreases in construction and land loans of $4.1 million, or 3%, and in home equity loans of $4.7 million, or 3%.
The Bank's loans are affected by the economic and real estate markets in which they are located. Generally, commercial real estate, construction, and land loans are affected more than residential loans in an economic downturn.
Geographic concentration. The following table details the Bank's outstanding loan balance concentrations at March 31, 2012 based on the location of the lender's regional offices. Net loans from the Holding Company to certain principals of the Company's affiliates, DTC, and loans at the Company's non-banking segments are identified as "Other, net."

	Commercial and Industrial		Commercial Real Estate		Construction and Land		Residential		Home Equity and Other Consumer
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
New England	$572,091	79%	$667,014	37%	$99,387	66%	$1,246,700	66%	$237,578	75%
San Francisco Bay	74,100	10%	691,644	39%	40,390	27%	335,753	18%	54,851	17%
Southern California	39,508	5%	282,407	16%	5,899	4%	231,284	12%	15,876	5%
Pacific Northwest	41,462	6%	136,105	8%	3,979	3%	65,411	4%	5,478	2%
Other, net	—	—%	—	—%	—	—%	—	—%	2,131	1%
Total	$727,161	100%	$1,777,170	100%	$149,655	100%	$1,879,148	100%	$315,914	100%
The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $97.9 million and $96.1 million at March 31, 2012 and December 31, 2011, respectively.
The allowance for loan losses at March 31, 2012 increased $1.8 million, or 1.9%, from December 31, 2011. The increase in the allowance for loan losses reflects the increase in the loan portfolio and additional classified loans partially offset by lower quantitative loss factors as a result of recent lower average net charge-offs. Allowance for loan losses as a percentage of total loans decreased five basis points to 2.02% at March 31, 2012 from 2.07% at December 31, 2011. See Part I. Item 1. "Notes to Unaudited Consolidated Financial Statements - Note 7: Allowance for Loan Losses" for an analysis of the Company’s allowance for loan losses.
An analysis of the risk in the loan portfolio as well as management judgment is used to determine the estimated appropriate amount of the allowance for loan losses. The Company's allowance for loan losses is comprised of three primary components (general reserve, allocated reserves on non-impaired special mention and substandard loans, and allocated reserves on impaired loans). In addition, the unallocated portion of the allowance for loan losses, which is not considered a significant component of the overall allowance for loan losses, primarily relates to a general assessment of the potential variability of applicable qualitative factors subject to a higher degree of variability. See Part I. Item 1. "Notes to Unaudited Consolidated Financial Statements - Note 7: Allowance for Loan Losses" and the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for further information.
The following table presents a summary by geography of loans charged-off, net of recoveries, for the three months ended March 31, 2012 and 2011, respectively. The geography assigned to the Private Banking data is based on the location of the lender's regional offices.

	Three months ended March 31,
	2012	2011
	(In thousands)
Net loans (charged-off)/ recovered:
New England	$(341)	$(1,274)
San Francisco Bay	(1,980)	(11,289)
Southern California	(72)	1,086
Pacific Northwest	181	6
Total net loans (charged-off)/ recovered	$(2,212)	$(11,471)
Net charge-offs of $2.2 million were recorded in the first quarter of 2012, compared to $11.5 million in net charge-offs in the same period of 2011. The Company believes that commercial real estate loans represent the greatest risk of loss due to the size of the portfolio and nature of the commercial real estate market. Economic and business conditions continue to have a significant impact on the loan portfolio. This can be seen in the current economic downturn where, as businesses downsize, vacancy rates increase which can lead to financial difficulties for the borrower. Commercial real estate loans have been impacted by the current economic climate which has resulted in weakened demand for retail and office space, lower lease rates, and reduced collateral values. Of the $2.2 million in net charge-offs recorded in the first three months of 2012, $0.3 million were in commercial real estate loans, $1.9 million were in commercial and industrial loans, $0.2 million were in residential loans, offset by $0.2 million of net recoveries on construction and land loans.

Nonperforming assets. The Company's nonperforming assets include nonaccrual loans and OREO. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of deeds in lieu of foreclosure. In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Such restructured loans are generally included in impaired loans. Nonperforming assets increased $3.3 million, or 5%, to $76.6 million, or 1.25% of total assets at March 31, 2012, from $73.2 million, or 1.21% of total assets at December 31, 2011.
Rollforwards of nonaccrual loans for the three month periods ended March 31, 2012 and 2011 are presented in the table below:

	At and for the three months ended March 31,
	2012	2011
	(In thousands)
Nonaccrual loans, beginning of period	$68,109	$105,465
Transfers in to nonaccrual status	19,611	33,350
Transfers out to OREO	—	(3,311)
Transfers in from/ (out to) loans held for sale	—	526
Transfers out to accrual status	(8,767)	(608)
Charge-offs	(2,877)	(12,524)
Paid off/ paid down	(3,410)	(11,662)
Nonaccrual loans, end of period	$72,666	$111,236
The following tables are a summary of the Private Banking credit quality and concentration data by geography, based on the location of the lender's regional offices:

	March 31, 2012	December 31, 2011
	(In thousands)
Nonaccrual loans:
New England	$34,629	$33,411
San Francisco Bay	28,721	25,598
Southern California	7,572	7,323
Pacific Northwest	1,744	1,777
Total nonaccrual loans	$72,666	$68,109
Loans 30-89 days past due and accruing:
New England (1)	$5,336	$9,866
San Francisco Bay	10,824	11,446
Southern California	5,130	5,677
Pacific Northwest	99	—
Total loans 30-89 days past due	$21,389	$26,989
Accruing classified loans:
New England	$25,002	$23,133
San Francisco Bay	57,629	57,199
Southern California	19,374	15,723
Pacific Northwest	3,317	2,186
Total accruing classified loans	$105,322	$98,241
_____________________

(1)	Loans 30-89 days past due and accruing include an additional $32 thousand of accruing loans that were 90 days or greater past due at March 31, 2012 and December 31, 2011.
Of the $72.7 million of loans on nonaccrual status at March 31, 2012, $45.0 million, or 62%, had a current payment status. Of the $68.1 million of nonaccrual loans at December 31, 2011, $47.2 million, or 69%, had a current payment status. In these situations, despite the loan's current payment status, if the Bank has reason to believe it may not collect all principal and interest on the loan in accordance with the related contractual terms, the Bank will generally discontinue the accrual of interest income and apply any payments received to principal. See Part I. Item 1. "Notes to Unaudited Consolidated Financial Statements - Note 6: Loans Receivable" for additional detail on the payment status of nonaccrual loans.
The following tables are a summary of the Private Banking credit quality and concentration data by loan type. The loan type assigned to the Private Banking credit quality data is based on the purpose of the loan.

	March 31, 2012	December 31, 2011
	(In thousands)
Nonaccrual loans:
Commercial and industrial	$7,665	$3,759
Commercial real estate	34,552	38,581
Construction and land	7,281	7,772
Residential	22,570	17,513
Home equity and other consumer	598	484
Total nonaccrual loans	$72,666	$68,109
Loans 30-89 days past due and accruing:
Commercial and industrial	$3,831	$1,648
Commercial real estate	11,023	8,915
Construction and land (1)	327	106
Residential	5,560	14,407
Home equity and other consumer	648	1,913
Total loans 30-89 days past due	$21,389	$26,989
Accruing classified loans:
Commercial and industrial	$13,814	$22,249
Commercial real estate	78,954	63,105
Construction and land	4,216	3,754
Residential	6,466	7,255
Home equity and other consumer	1,872	1,878
Total accruing classified loans	$105,322	$98,241
_____________________

(1)	Loans 30-89 days past due and accruing include an additional $32 thousand of accruing loans that were 90 days or greater past due at March 31, 2012 and December 31, 2011.
Nonaccruing and delinquent loans are affected by many factors including economic and business conditions, such as interest rates and unemployment levels, and real estate collateral values, among others. In periods of prolonged economic declines, borrowers may become more severely impacted over time as liquidity levels decline and the borrower's ability to continue to make payments deteriorates. With respect to real estate collateral values, the declines from the peak, as well as the value of the real estate as the time of origination versus the current value, can impact the level of problem loans. For instance, if the loan to value ratio at the time of renewal has increased due to the decline in the real estate value since origination, the loan may no longer meet the Bank's underwriting standards and not be renewed.
Delinquencies. At March 31, 2012, accruing loans with an aggregate balance of $21.4 million, or 0.44% of total loans, were 30-89 days past due, a decrease of $5.6 million, or 21%, compared to $27.0 million, or 0.58%, of total loans, at December 31, 2011. Loan delinquencies are generally the result of deteriorating economic conditions of the region and the resulting liquidity impact upon the client. The payment performance of delinquent clients can vary from month to month. Further deterioration in the credit condition of these delinquent loans could lead to the loans going to nonaccrual status and/or being downgraded with respect to the loan grades. Downgrades would generally result in additional provision for loan losses. If the loan is downgraded to nonaccrual, the loan would generally be considered impaired and an impairment analysis is performed to determine the amount of impairment, if any. Based on the impairment analysis, the provision could be higher or lower than the amount of provision associated with a loan prior to its classification as impaired. Past due loans may be included with accruing classified loans.
The Bank's policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest in accordance with the contractual terms of the loan agreement is in doubt. When management determines that it is probable that the Bank will not collect all principal and interest on a loan in accordance with the original loan terms, the loan is designated as impaired. Impaired loans are generally included within the balance of nonaccrual loans. Impaired loans totaled $96.8 million as of March 31, 2012, an increase of $7.0 million, or 8%, as compared to $89.8 million at December 31, 2011. At March 31, 2012, $44.3 million of the impaired loans had $4.7 million in specific allocations to the general reserve. The remaining $52.5 million of impaired loans did not have specific allocations due primarily to the adequacy of collateral, prior charge-offs taken, or previous interest collected and applied to principal. At December 31, 2011, $32.0 million of impaired loans had $4.2 million in specific allocations to the general reserve, and the remaining $57.8 million of impaired loans did not have specific allocations.
Loans that are designated as impaired require an analysis to determine the amount of impairment, if any. The need for a specific reserve or charge-off would be indicated as a result of the carrying value of the loan exceeding the estimated collateral value, less costs to sell, for collateral dependent loans or the net present value of the projected cash flow, discounted at the loan's contractual effective interest rate, for loans not considered to be collateral dependent. Generally, shortfalls in the analysis of collateral dependent loans would result in the impairment amount being charged-off to the allowance for loan losses. Shortfalls on cash flow dependent loans may be carried as specific allocations to the general reserve unless a known loss is determined to have occurred, in which case such known loss is charged-off.
In certain instances, although very infrequent, loans that have become 90 days past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were less than $0.1 million of loans past due 90 days or more and still accruing interest at March 31, 2012 and December 31, 2011.
The Bank's general policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six months). For troubled debt restructured loans ("TDRs"), a return to accrual status requires timely payments (for a period of six months), along with meeting other criteria. TDRs are assessed on a case-by-case basis.
The Company may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. These loans are classified as TDRs and are included in impaired loans. These TDRs typically result from the Company's loss mitigation activities which, among other activities, could include rate reductions, payment extensions, and/ or principal forgiveness. TDRs totaled $62.4 million and $55.3 million at March 31, 2012 and December 31, 2011, respectively. Of the $62.4 million in TDR loans at March 31, 2012, $29.4 million were on accrual status. Of the $55.3 million in TDR loans at December 31, 2011, $27.4 million were on accrual status.
The Bank continues to evaluate the underlying collateral of each nonaccruing loan and pursue the collection of interest and principal. Where appropriate, the Bank obtains updated appraisals on the collateral. Please refer to Part I. Item 1. "Financial Statements and Supplementary Data—Note 6: Loans Receivable" for further information on nonperforming loans.
Potential Problem Loans. Loans that evidence weakness or potential weakness related to repayment history, the borrower's financial condition, or other factors are reviewed by the Bank's management to determine if the loan should be adversely classified. Delinquent loans may or may not be adversely classified depending upon management's judgment with respect to each individual loan. The Company classifies certain loans as "substandard," "doubtful," or "loss" based on criteria consistent with guidelines provided by banking regulators. Potential problem loans consist of classified accruing loans that were less than 90 days past due, but where known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Triggering events for loan downgrades include updated appraisal information, inability of borrowers to cover debt service payments, inability of borrowers to sell completed construction projects, and the inability of borrowers to complete the sale of property. Accordingly, there can be no assurance that other loans will not become 90 days or more past due and be placed on nonaccrual, be restructured, or require increased allowance coverage and provision for loan losses. The Company has identified approximately $105.3 million in potential problem loans at March 31, 2012, an increase of $7.1 million, or 7%, as compared to $98.2 million at December 31, 2011.
The increase in accruing classified loans consists primarily of commercial real estate loans which increased by $15.8 million, or 25%, to $79.0 million at March 31, 2012 as compared to $63.1 million at December 31, 2011. There are numerous factors which contributed to this increase including the prolonged economic downturn. These factors negatively affect our borrowers' liquidity and, in some cases, our borrowers' ability to comply with loan covenants such as debt service coverage.
Generally when a collateral dependent commercial loan becomes impaired, an updated appraisal of the collateral, if appropriate, is obtained. In limited circumstances, an updated appraisal is obtained on residential and home equity loans that are classified as impaired. If the impaired loan has not been upgraded to a performing status within a reasonable amount of time, the Bank continues to obtain newer appraisals, approximately every 12 to 18 months or sooner, if deemed necessary, especially during periods of declining values.
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
At March 31, 2012, the Company's cash and cash equivalents amounted to $131.1 million. The Holding Company's cash and cash equivalents amounted to $81.2 million. Management believes that the Company and the Holding Company have adequate liquidity to meet their commitments for the foreseeable future.
Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At March 31, 2012, consolidated cash and cash equivalents and securities available for sale, less securities pledged, amounted to $0.8 billion, or 13% of total assets, compared to $0.9 billion, or 14% of total assets at December 31, 2011. In addition, the Company has access to available borrowings through the FHLB totaling $439.2 million as of March 31, 2012 compared to $509.5 million at December 31, 2011. Combined, this liquidity totals $1.2 billion, or 20% of assets and 27% of total deposits as of March 31, 2012 compared to $1.4 billion, or 23% of assets and 30% of total deposits as of December 31, 2011.
Holding Company Liquidity. The Company and some of the Company's majority-owned affiliates hold put and call options that would require the Company to purchase (and the majority-owned affiliates to sell) the remaining noncontrolling interests in these companies at the then fair value generally as determined by the respective agreements. At March 31, 2012, the estimated maximum redemption value for these affiliates related to put options was $21.6 million, all of which could be redeemed within the next 12 months, under certain circumstances, and is classified in the consolidated balance sheets as redeemable noncontrolling interests. These put and call options are discussed in detail in Part II. Item 8. "Financial Statements and Supplementary Data - Note 16: Noncontrolling Interests" of the Company's Annual Report on Form 10-K for the year ended December 31, 2011.
The Holding Company's primary sources of funds are dividends from its affiliates, access to the capital and debt markets, and private equity investments. The Holding Company recognized $1.6 million in net income from discontinued operations during the three months ended March 31, 2012. The majority of this amount related to a revenue sharing agreement with Westfield Capital Management Company, LLC ("Westfield"). The Company expects to receive cash proceeds from the sale of DTC in the second quarter of 2012. Additionally, the Holding Company may receive additional contingent consideration in future years. However, other than the revenue sharing agreement with Westfield, divestitures are not ongoing sources of funds for the Holding Company. Dividends from the Bank are limited by various regulatory requirements relating to capital adequacy and retained earnings. See Part II. Item 5. "Market for Registrant's Common Equity, Related Stockholders Matters, and Issuers Purchases of Equity Securities" in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for further details.
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
The Company is required to pay interest quarterly on its junior subordinated debentures. Since 2010, the Company has been a party to an interest rate swap to hedge a portion of the cash flow associated with a junior subordinated debenture which converted from a fixed rate to a floating rate on December 30, 2010. The estimated cash outlay for the remaining nine months of 2012 for the interest payments, including the effect of the cash flow hedge, is approximately $4.9 million based on the debt outstanding at March 31, 2012 and estimated LIBOR.
The Company presently plans to pay cash dividends on its common stock on a quarterly basis dependent upon a number of factors such as profitability, Holding Company liquidity, and the Company's capital levels. However, the ultimate declaration of dividends by the board of directors of the Company will depend on a review of such issues including recent financial trends and internal forecasts, regulatory limitations, alternative uses of capital deployment, and general economic conditions. Based on the current dividend rate and estimated shares outstanding, the Company estimates the amount to be paid out in the remaining nine months of 2012 for dividends to common shareholders will be approximately $2.3 million. Based on the Company's preferred stock outstanding and the dividend rate, the Company expects to pay $0.2 million in cash dividends on preferred stock in the remaining nine months of 2012. The estimated dividend payments in 2012 could increase or decrease if the Company's board of directors voted to increase or decrease, respectively, the current dividend rate.
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
In addition to the above liquidity, the Bank has access to the Federal Reserve discount window facility, which can provide short-term liquidity as "lender of last resort," brokered certificates of deposit, and federal funds lines. The use of non-core funding sources, including brokered deposits and borrowings, by the Bank may be limited by regulatory agencies. Generally, the regulatory agencies prefer that banks rely on core-funding sources for liquidity.
From time to time the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. The Bank had unused federal fund lines of credit totaling $241.0 million with correspondent institutions to provide it with immediate access to overnight borrowings. At both March 31, 2012 and December 31, 2011, the Bank had no outstanding borrowings under these federal funds lines.
If the Bank was no longer able to utilize the FHLB for borrowing, collateral currently used for FHLB borrowings could be transferred to other facilities such as the Federal Reserve's discount window. In addition, the Bank could increase its usage of brokered certificates of deposit. Other borrowing arrangements may have higher rates than the FHLB would typically charge.

Capital Resources
Total shareholders’ equity at March 31, 2012 was $561.5 million, compared to $566.1 million at December 31, 2011, a decrease of $4.6 million, or 1%. The decrease in shareholders' equity was primarily the result of the $15.0 million repurchase of stock warrants during the quarter, partially offset by net income. During the quarter, the Company repurchased all of the 5.44 million warrants held by affiliates of The Carlyle Group, and BPFH Director John Morton III.
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
To be categorized as "well capitalized," the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the regulatory capital and capital ratios table, below. In addition, the Company and the Bank cannot be subject to any written agreement, order or capital directive or prompt corrective action to be considered "well capitalized." Both the Company and the Bank maintain capital at levels that would be considered "well capitalized" as of March 31, 2012 under the applicable regulations.

The following table presents the Company's and the Bank's amount of regulatory capital and related ratios as of March 31, 2012 and December 31, 2011. Also presented are the capital guidelines established by the Federal Reserve, which pertain to the Company, and by the FDIC, which pertains to the Bank. To be categorized as "adequately capitalized" or "well capitalized," the Company and the Bank must be in compliance with these ratios as long as the Company and/or the Bank are not subject to any written agreement, order, capital directive, or prompt corrective action directive. The Federal Reserve, the FDIC, and the Massachusetts Commissioner of Banks may impose higher capital ratios than those listed below based on the results of regulatory exams.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of March 31, 2012
Total risk-based capital
Company	$636,562	14.43%	$352,831	>8.0%	$441,039	>10.0%
Boston Private Bank	546,690	12.48	350,519	8.0	438,148	10.0
Tier I risk-based capital
Company	527,824	11.97	176,416	4.0	264,623	6.0
Boston Private Bank	491,369	11.21	175,259	4.0	262,889	6.0
Tier I leverage capital
Company	527,824	8.80	239,797	4.0	299,747	5.0
Boston Private Bank	491,369	8.30	236,871	4.0	296,089	5.0

As of December 31, 2011
Total risk-based capital
Company	$644,272	15.22%	$338,742	>8.0%	$423,428	>10.0%
Boston Private Bank	538,643	12.80	336,667	8.0	420,834	10.0
Tier I risk-based capital
Company	535,467	12.65	169,371	4.0	254,057	6.0
Boston Private Bank	485,481	11.54	168,333	4.0	252,500	6.0
Tier I leverage capital
Company	535,467	8.99	238,146	4.0	297,682	5.0
Boston Private Bank	485,481	8.25	235,279	4.0	294,099	5.0
Bank regulatory authorities restrict the Bank from lending or advancing funds to, or investing in the securities of, the Company. Further, these authorities restrict the amounts available for the payment of dividends by the Bank to the Company.
As of March 31, 2012, the Company has sponsored the creation of, or assumed sponsorship of, five statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. In accordance with ASC 810-10-55, Consolidation - Overall - Implementation Guidance and Illustrations - Variable Interest Entities, these statutory trusts created by, or assumed by, the Company are not consolidated into the Company's financial statements; however, the Company reflects the amounts of junior subordinated debentures payable to the preferred stockholders of statutory trusts as debt in its financial statements. As of March 31, 2012, $140.1 million of the net balance of these trust preferred securities qualified as Tier I capital and $31.4 million qualified as Tier II capital. As of December 31, 2011, $141.3 million of the net balance of these trust preferred securities qualified as Tier I capital and $33.6 million qualified as Tier II capital. Tier I capital is included in the calculation of all three capital ratios in the above table, while Tier II capital is only included in the calculation of total risk-based capital in the above table.

Results of operations for the three months ended March 31, 2012 versus March 31, 2011
Net Income/ (Loss). The Company recorded net income from continuing operations for the three months ended March 31, 2012 of $8.7 million, compared to a loss of $1.1 million for the same period in 2011. Net income attributable to the Company, which includes income/ (loss) from both continuing and discontinued operations, for the three months ended March 31, 2012 was $9.5 million, compared to a loss of $0.1 million for the same period in 2011.
The Company recognized diluted earnings per share from continuing operations for the three months ended March 31, 2012 of $0.09 per share, compared to a diluted loss per share of $0.03 per share for the same period in 2011. Diluted earnings per share attributable to common shareholders, which includes both continuing and discontinued operations, for the three months ended March 31, 2012 was $0.11 per share, compared to a diluted loss per share of $0.01 per share for the same period in 2011. Net income/ (loss) from continuing operations in both 2012 and 2011 was offset by charges that reduce income available to common shareholders. See Part I. Item 1. "Notes to Unaudited Consolidated Financial Statements - Note 2: Earnings Per Share" for further detail on these charges to income available to common shareholders.
The following discussions are based on the Company's continuing operations, unless otherwise stated.
Selected financial highlights are presented in the table below:

	Three months ended March 31,		% Change
	2012	2011
	(In Thousands)
Net interest income	$44,768	$43,711	2%
Fees and other income	27,454	28,456	(4)%
Total revenue	72,222	72,167	—%
Provision/ (credit) for loan losses	4,000	13,350	(70)%
Operating expense	55,627	60,061	(7)%
Income tax expense/ (benefit)	3,851	(179)	nm
Net income/ (loss) from continuing operations	8,744	(1,065)	nm
Net income/ (loss) from discontinued operations	1,554	1,663	(7)%
Less: Net income/ (loss) attributable to noncontrolling interests	793	747	6%
Net income/ (loss) attributable to the Company	$9,505	$(149)	nm
Net interest income. Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference between the average rate earned on total interest-earning assets and the average rate paid on total interest-bearing liabilities. Net interest margin ("NIM") is the amount of net interest income, on a fully taxable-equivalent ("FTE") basis, expressed as a percentage of average interest-earning assets. The average rate earned on earning assets is the amount of annualized taxable equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities. When credit quality declines and loans are placed on nonaccrual status, NIM can decrease because the same assets are earning less income. Loans that are classified as substandard but are still accruing interest income of $105.3 million at March 31, 2012 could be placed on nonaccrual status if their credit quality declines further.
Net interest income for the three months ended March 31, 2012 was $44.8 million, an increase of $1.1 million, or 2%, compared to the same period in 2011. The increase is primarily due to an increase in volume of the loan portfolio and lower average rates paid on the Company's deposits and interest-bearing liabilities. These factors were partially offset by lower average yields on loans. The NIM was 3.23%, and 3.18% for the three month periods ended March 31, 2012 and 2011, respectively.
The following table sets forth the composition of the Company's NIM on a FTE basis for the three month periods ended March 31, 2012 and 2011, however the discussion following this table reflects non-FTE data.

	Average Balance		Interest Income/Expense		Average Yield/Rate
(In Thousands)	At and for the three months ended March 31,
AVERAGE BALANCE SHEET:	2012	2011	2012	2011	2012	2011
AVERAGE ASSETS
Interest-Earning Assets:
Cash and Investments (1):
Taxable investment securities	$376,206	$358,837	$1,256	$1,380	1.34%	1.54%
Non-taxable investment securities (2)	194,410	202,281	1,323	1,642	2.72%	3.25%
Mortgage-backed securities	251,989	235,233	1,603	1,807	2.54%	3.07%
Federal funds sold and other	197,183	532,580	149	319	0.30%	0.24%
Total Cash and Investments	1,019,788	1,328,931	4,331	5,148	1.70%	1.55%
Loans: (3)
Commercial and Construction (2)	2,591,377	2,446,178	32,693	32,316	5.07%	5.32%
Residential	1,857,838	1,685,001	17,826	18,729	3.84%	4.45%
Home Equity and Other Consumer	320,160	296,259	2,760	2,879	3.45%	3.92%
Total Loans	4,769,375	4,427,438	53,279	53,924	4.48%	4.89%
Total Earning Assets	5,789,163	5,756,369	57,610	59,072	3.99%	4.12%
Less: Allowance for Loan Losses	97,471	99,667
Cash and due from Banks (non-interest bearing)	46,432	33,565
Other Assets (4)	427,083	457,786
TOTAL AVERAGE ASSETS	$6,165,207	$6,148,053
AVERAGE LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
Deposits:
Savings and NOW	$533,075	$542,011	$331	$375	0.25%	0.28%
Money Market	1,983,558	1,858,645	2,136	2,814	0.43%	0.61%
Certificates of Deposits	898,458	1,084,494	2,436	3,461	1.09%	1.29%
Total Deposits	3,415,091	3,485,150	4,903	6,650	0.58%	0.77%
Junior Subordinated Debentures	180,817	193,645	1,752	1,893	3.83%	3.91%
FHLB Borrowings and Other	709,611	698,034	4,379	4,912	2.44%	2.82%
Total Interest-Bearing Liabilities	4,305,519	4,376,829	11,034	13,455	1.02%	1.24%
Noninterest Bearing Demand Deposits	1,167,623	1,117,347
Payables and Other Liabilities (4)	106,536	114,203
Total Average Liabilities	5,579,678	5,608,379
Redeemable Noncontrolling Interests	21,701	19,891
Average Shareholders' Equity	563,828	519,783
TOTAL AVERAGE LIABILITIES & SHAREHOLDERS' EQUITY	$6,165,207	$6,148,053
Net Interest Income - on a FTE Basis			$46,576	$45,617
LESS: FTE Adjustment (2)			1,808	1,906
Net Interest Income (GAAP Basis)			$44,768	$43,711
Interest Rate Spread					2.97%	2.88%
Net Interest Margin					3.23%	3.18%
________________________

(1)	Investments classified as available for sale are shown in the average balance sheet at amortized cost.

(2)	Interest income on non-taxable investments and loans is presented on a FTE basis using statutory rates. The discussion following these tables reflects non-FTE data.

(3)	Includes loans held for sale and nonaccrual loans.

(4)	Includes assets and liabilities of discontinued operations.
Interest and Dividend Income. Interest and dividend income for the three months ended March 31, 2012 was $55.8 million, a decrease of $1.4 million, or 2%, compared to the same period in 2011. The decrease was primarily due to lower loan yields, offset by increased loan volume, and a shift in the mix of interest-bearing assets from cash and investments into the loan portfolio.
Interest income on commercial loans (including construction loans), on a non-FTE basis, for the three months ended March 31, 2012 was $31.4 million, an increase of $0.4 million, or 1%, compared to the same period in 2011 as a result of a 6% increase in the average balance, partially offset by a 22 basis point decrease in the average yield. The increase in the average balance is related to the organic growth of the commercial loan portfolio at the Bank, as discussed above in Part I. Item 2. "Management's Discussion and Analysis - Loan Portfolio and Credit Quality." The decrease in the average yield is the result of market conditions leading to lower rates due to competition for higher quality loans and lower client demand.
Interest income on residential mortgage loans for the three months ended March 31, 2012 was $17.8 million, a decrease of $0.9 million, or 5%, compared to the same period in 2011 as a result of a 61 basis point decrease in the average yield, partially offset by a 10% increase in the average balance. The decrease in the average yield was primarily due to adjustable rate mortgage ("ARM") loans repricing to lower rates, clients refinancing into lower rates and new loan originations at historically low rates. The decline in U.S. Treasury yields, the index to which the ARMs are typically linked, has decreased the yields on these mortgage loans. The increase in the average balances was due to the organic growth of the residential loan portfolio at the Bank.
Interest income on home equity and other consumer loans for the three months ended March 31, 2012 was $2.8 million, a decrease of $0.1 million, or 4%, compared to the same period in 2011, as a result of a 47 basis point decrease in the average yield, partially offset by an 8% increase in the average balance. The decrease in average yield is primarily due to lower market rates on consumer loans. The increase in the average balance is due to the organic growth of the home equity and other consumer loan portfolio at the Bank.
Investment income, on a non-FTE basis, for the three months ended March 31, 2012 was $3.9 million, a decrease of $0.7 million, or 16%, compared to the same period in 2011, as a result of a 23% decrease in the average balance, partially offset by a 13 basis point increase in the average yield. The decrease in the average balance is primarily due to timing and volume of deposit balances as compared to the level of loans outstanding. The increase in the average yield was primarily due to the mix of investments within the investment portfolio. Investment decisions are made based on anticipated liquidity, loan demand, and asset-liability management considerations.
Interest expense. Interest expense on deposits and borrowings for the three months ended March 31, 2012 was $11.0 million, a decrease of $2.4 million, or 18%, compared to the same period in 2011. The decrease was attributable to decreases in the average rate paid on deposits as well as a decrease in the average balance outstanding of higher-rate certificates of deposit as some of these accounts shifted to more liquid, and lower-rate, money market accounts.
Interest expense on deposits for the three months ended March 31, 2012 was $4.9 million, a decrease of $1.7 million, or 26%, compared to the same period in 2011, as a result of a 19 basis point decrease in the average yield, slightly offset by a 2% decrease in the average balance. The decrease in the average rates paid was primarily due to the Bank's ability to lower interest rates on money market accounts and certificates of deposit due to the low interest rate environment. The decrease in the average balance was primarily due to the decline in higher rate certificates of deposit.
Interest paid on borrowings for the three months ended March 31, 2012 was $6.1 million, a decrease of $0.7 million, or 10%, compared to the same period in 2011, as a result of a 33 basis point decrease in the average rate paid, as well as a $1.3 million decrease in the average balance. The decrease in the average rate paid is primarily due to the higher-rate FHLB borrowings maturing and being replaced with current lower rates, and the repurchase of a portion of the Company's junior subordinated debt in the second and fourth quarters of 2011 and the first quarter of 2012. The decrease in the average balance is due to the Company repurchasing a portion of the junior subordinated debt in the second and fourth quarters of 2011 and in the first quarter of 2012.
Provision/ (credit) for loan losses. The provision/ (credit) for loan losses for the three months ended March 31, 2012 was $4.0 million, a decrease of $9.4 million, or 70%, compared to the same period in 2011. The decrease in 2012 was primarily related to the elevated loan loss provisions in 2011 due to the adverse credit issues experienced primarily in the San Francisco

Bay market. The current period's provision for loan losses consists of $3.3 million related to the increased loans outstanding, $2.2 million related to net charge-offs, and $1.0 million related to increases in classified loans. These amounts were partially offset by $2.5 million related to decreases in loss factors.
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
Fees and other income. Fees and other income for the three months ended March 31, 2012 was $27.5 million, a decrease of $1.0 million, or 4%, compared to the same period in 2011. The decrease is primarily due to decreases in investment management and trust fees and other income, partially offset by the gain recognized from the 2012 debt repurchase and the increase in wealth advisory fees.
Investment management and trust fees for the three months ended March 31, 2012 was $15.2 million, a decrease of $0.8 million, or 5%, compared to the same period in 2011. The decrease is primarily due to the decrease in AUM. AUM as of March 31, 2012 for the Bank and the Investment Managers was $11.7 billion, a decrease of $0.4 billion, or 3%, compared to March 31, 2011. Investment management and trust fees from the Bank and Investment Managers are typically calculated based on a percentage of AUM. Approximately 62% of the first quarter 2012 investment management and trust fee revenues were earned based upon beginning-of-period (December 31, 2011) AUM for the quarter. Therefore, changes in revenue generally lag behind changes in AUM.
Wealth advisory fee income for the three months ended March 31, 2012 was $9.2 million, an increase of $0.8 million, or 10%, compared to the same period in 2011. The increase is primarily due to increases in fee-based contracts and AUM. AUM as of March 31, 2012 managed by the Wealth Advisors was $7.6 billion, an increase of $0.5 billion, or 7%, compared to March 31, 2011.
Gain on repurchase of debt for the three months ended March 31, 2012 was $0.9 million. During the first quarter of 2012, the Company repurchased $3.4 million of its junior subordinated debt. The Company used available cash on hand to repurchase the securities.
Other income for the three months ended March 31, 2012 was $0.7 million, a decrease of $1.1 million compared to the same period in 2011. This decrease is primarily due to the gain resulting from the January 2011 sale of the Company's equity investment in Coldstream Holdings, Inc. and earnings from the Company's other cost method investments.
Operating Expense. Operating expense for the three months ended March 31, 2012 was $55.6 million, a decrease of $4.4 million, or 7%, compared to the same period in 2011. Included in operating expense are the restructuring expenses of $0.1 million for the three months ended March 31, 2012, and $2.0 million for the same period in 2011. Excluding restructuring, operating expense for the three months ended March 31, 2012 decreased $2.6 million, or 4%. This decrease is primarily due to decreases in professional services expense and FDIC insurance expense, partially offset by increased salaries and employee benefits expense.
Salaries and employee benefits expense, the largest component of operating expense, for the three months ended March 31, 2012 was $36.9 million, an increase of $1.3 million, or 4%, compared to the same period in 2011. The increase is primarily due to expenses incurred in the current year for performance-related compensation.
Professional services for the three months ended March 31, 2012 was $2.9 million, a decrease of $2.2 million, or 43%, compared to the same period in 2011. The decrease is primarily due to decreases in consulting and legal services for general corporate matters, as well as decreases in director and audit fees as a result of the Bank merger.
FDIC insurance expense for the three months ended March 31, 2012 was $0.8 million, a decrease of $1.4 million, or 62%, compared to the same period in 2011. The decrease is primarily due to the consolidation of the Bank charters and the change in the FDIC's assessment rate methodology, which was effective April 1, 2011.
Income Tax Expense/ (Benefit). Income tax expense/ (benefit) for continuing operations for the three months ended March 31, 2012 was an expense of $3.9 million. The effective tax rate for the three months ended March 31, 2012 was 30.6%, compared to an effective tax rate of 14.4%, for the same period in 2011. See Part I. Item 1. "Notes to Unaudited Consolidated Financial Statements - Note 9: Income Taxes" for further detail.

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
There have been no material changes in the Interest Rate Sensitivity and Market Risk as described in Part II. Item 7A. "Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Sensitivity and Market Risk" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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
Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of March 31, 2012 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries, was made known to the certifying officers by others within the Company and its consolidated subsidiaries in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reporting within the time periods specified in the SEC rules and forms. On a quarterly basis, the Company evaluates the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.
(b) Change in internal controls over financial reporting.
There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings
The Company is involved in various legal proceedings. In the opinion of management, final disposition of these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 1A.	Risk Factors
Before deciding to invest in us or deciding to maintain or increase your investment, you should carefully consider the risks described in Part I. Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC. There have been no material changes to these risk factors since the filing of that report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
(a) Exhibits

Exhibit No.	Description	Incorporated by Reference			Filed or Furnished with this 10-Q
		Form	SEC Filing Date	Exhibit Number
3.1	Articles of Amendment of Boston Private Financial Holdings, Inc.	8-K	5/2/2012	3.1
10.1	Form of Restricted Stock Agreement Under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan				Filed
10.2	Form of Performance Stock Agreement Under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan				Filed
10.3	Form of Stock Option Agreement Under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan				Filed
31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
101.INS	XBRL Instance Document				Furnished
101.SCH	XBRL Taxonomy Extension Schema Document				Furnished
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Furnished
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Furnished
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Furnished
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Furnished

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

/s/ CLAYTON G. DEUTSCH
May 8, 2012	Clayton G. Deutsch
President and Chief Executive Officer

/s/ DAVID J. KAYE
May 8, 2012	David J. Kaye
Executive Vice President and Chief Financial Officer