Form 10-Q
period 2012-06-30
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2012-08-07
CIK 821127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐ No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 3, 2012:

Common Stock-Par Value $1.00	78,933,873
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION, ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2012	December 31, 2011
	(In thousands, except share and per share data)
Assets:
Cash and cash equivalents	$102,826	$203,354
Investment securities available for sale (amortized cost of $723,740 and $833,375 at June 30, 2012 and December 31, 2011, respectively)	734,362	844,496
Loans held for sale	12,336	12,069
Total loans	5,091,128	4,651,228
Less: Allowance for loan losses	99,054	96,114
Net loans	4,992,074	4,555,114
Other real estate owned (“OREO”)	3,054	5,103
Stock in Federal Home Loan Banks	43,089	43,714
Premises and equipment, net	28,919	29,224
Goodwill	110,180	110,180
Intangible assets, net	26,389	28,569
Fees receivable	8,363	8,147
Accrued interest receivable	16,667	16,875
Deferred income taxes, net	64,968	66,782
Other assets	121,016	115,069
Assets of discontinued operations	—	10,676
Total assets	$6,264,243	$6,049,372
Liabilities:
Deposits	$4,595,758	$4,530,411
Securities sold under agreements to repurchase	100,842	130,791
Federal funds purchased	85,000	—
Federal Home Loan Bank borrowings	616,749	521,827
Junior subordinated debentures	174,397	182,053
Other liabilities	96,654	94,811
Liabilities of discontinued operations	—	1,663
Total liabilities	5,669,400	5,461,556
Redeemable Noncontrolling Interests	19,221	21,691
Shareholders’ Equity:
Preferred stock, $1.00 par value; authorized: 2,000,000 shares;
Series B, issued and outstanding (contingently convertible): 401 shares at June 30, 2012 and December 31, 2011; liquidation value: $100,000 per share	58,089	58,089
Common stock, $1.00 par value; authorized: 170,000,000 shares; issued and outstanding: 78,822,462 shares at June 30, 2012 and 78,023,317 shares at December 31, 2011	78,822	78,023
Additional paid-in capital	641,992	656,436
Accumulated deficit	(206,351)	(230,017)
Accumulated other comprehensive income	3,070	3,594
Total shareholders’ equity	575,622	566,125
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$6,264,243	$6,049,372
See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$53,402	$54,577	$105,349	$107,148
Taxable investment securities	1,078	1,393	2,335	2,773
Non-taxable investment securities	752	928	1,600	2,017
Mortgage-backed securities	1,604	1,841	3,206	3,648
Federal funds sold and other	72	281	221	600
Total interest and dividend income	56,908	59,020	112,711	116,186
Interest expense:
Deposits	4,435	6,301	9,338	12,951
Federal Home Loan Bank borrowings	3,747	4,261	7,692	8,653
Junior subordinated debentures	1,690	1,905	3,443	3,797
Repurchase agreements and other short-term borrowings	440	519	874	1,040
Total interest expense	10,312	12,986	21,347	26,441
Net interest income	46,596	46,034	91,364	89,745
Provision/ (credit) for loan losses	1,700	(2,190)	5,700	11,160
Net interest income after provision for loan losses	44,896	48,224	85,664	78,585
Fees and other income:
Investment management and trust fees	15,484	16,337	30,722	32,420
Wealth advisory fees	9,183	8,616	18,419	17,049
Other banking fee income	984	1,287	2,000	2,520
Gain on repurchase of debt	715	1,838	1,594	1,838
Gain on sale of investments, net	839	167	853	586
Gain on sale of loans, net	430	1,125	851	1,511
Gain/ (loss) on OREO, net	366	844	325	954
Other	8	438	699	2,230
Total fees and other income	28,009	30,652	55,463	59,108
Operating expense:
Salaries and employee benefits	34,471	34,775	71,383	70,411
Occupancy and equipment	7,931	7,332	15,196	14,560
Professional services	3,021	5,284	5,960	10,427
Marketing and business development	1,779	1,863	3,108	3,297
Contract services and data processing	1,355	1,219	2,543	2,353
Amortization of intangibles	1,090	1,397	2,181	2,555
FDIC insurance	982	1,294	1,831	3,530
Restructuring expense	564	4,304	699	6,286
Other	4,142	3,442	8,061	7,552
Total operating expense	55,335	60,910	110,962	120,971
Income/ (loss) before income taxes	17,570	17,966	30,165	16,722
Income tax expense/ (benefit)	5,240	4,197	9,091	4,017
Net income/ (loss) from continuing operations	12,330	13,769	21,074	12,705
Net income/ (loss) from discontinued operations	2,590	1,553	4,144	3,216
Net income/ (loss) before attribution to noncontrolling interests	14,920	15,322	25,218	15,921

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except share and per share data)
Less: Net income/ (loss) attributable to noncontrolling interests	759	777	1,552	1,525
Net income/ (loss) attributable to the Company	$14,161	$14,545	$23,666	$14,396
Adjustments to net income/ (loss) attributable to the Company to arrive at net income/ (loss) attributable to common shareholders	$(1,400)	$(1,690)	$(2,509)	$(1,843)
Net income/ (loss) attributable to common shareholders for basic earnings/ (loss) per share calculation	$12,761	$12,855	$21,157	$12,553
Basic earnings/ (loss) per share attributable to common shareholders:
From continuing operations:	$0.14	$0.15	$0.23	$0.13
From discontinued operations:	$0.03	$0.02	$0.05	$0.04
Total attributable to common shareholders:	$0.17	$0.17	$0.28	$0.17
Weighted average basic common shares outstanding	75,803,973	75,194,687	75,718,949	74,934,058
Diluted earnings/ (loss) per share attributable to common shareholders:
From continuing operations:	$0.14	$0.15	$0.22	$0.13
From discontinued operations:	$0.03	$0.02	$0.05	$0.04
Total attributable to common shareholders:	$0.17	$0.17	$0.28	$0.17
Weighted average diluted common shares outstanding	76,505,092	75,353,179	76,433,107	75,212,649

 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net income/ (loss) attributable to the Company	$14,161	$14,545	$23,666	$14,396
Other comprehensive income/ (loss), net of tax:
Unrealized gain/ (loss) on securities available for sale	153	3,511	161	2,944
Reclassification adjustment for net realized gain/ (loss) included in net income	538	108	546	372
Adjustment for discontinued operations	(21)	—	(23)	—
Net unrealized gain/ (loss) on securities available for sale	(364)	3,403	(362)	2,572
Unrealized gain/ (loss) on cash flow hedges	(353)	(1,253)	(515)	(1,108)
Reclassification adjustment for net realized gain/ (loss) included in net income	(250)	(273)	(493)	(544)
Net unrealized gain/ (loss) on cash flow hedges	(103)	(980)	(22)	(564)
Net unrealized gain/ (loss) on other	1	1	(140)	44
Other comprehensive income/ (loss), net of tax	(466)	2,424	(524)	2,052
Total comprehensive income/ (loss) attributable to the Company, net	$13,695	$16,969	$23,142	$16,448
 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/ (Loss)	Total
	(In thousands, except share data)
Balance at December 31, 2010	$76,307	$58,089	$652,288	$(269,154)	$1,348	$518,878
Net income/ (loss) attributable to the Company	—	—	—	14,396	—	14,396
Other comprehensive income/ (loss), net	—	—	—	—	2,052	2,052
Dividends paid to common shareholders: $0.01 per share	—	—	(1,540)	—	—	(1,540)
Dividends paid to preferred shareholder	—	—	(145)	—	—	(145)
Net proceeds from issuance of:
711,399 shares of common stock	711	—	4,170	—	—	4,881
960,989 shares through incentive stock grants, net of cancellations and forfeitures	893	—	(893)	—	—	—
Amortization of stock compensation and employee stock purchase plan	—	—	3,249	—	—	3,249
Stock options exercised	31	—	130	—	—	161
Tax deficiency from certain stock compensation awards	—	—	(1,484)	—	—	(1,484)
Other equity adjustments	—	—	(1,478)	—	—	(1,478)
Balance at June 30, 2011	$77,942	$58,089	$654,297	$(254,758)	$3,400	$538,970

Balance at December 31, 2011	$78,023	$58,089	$656,436	$(230,017)	$3,594	$566,125
Net income/ (loss) attributable to the Company	—	—	—	23,666	—	23,666
Other comprehensive income/ (loss), net	—	—	—	—	(524)	(524)
Dividends paid to common shareholders: $0.01 per share	—	—	(1,562)	—	—	(1,562)
Dividends paid to preferred shareholder	—	—	(145)	—	—	(145)
Repurchase of Carlyle warrants and Director's warrants	—	—	(15,000)	—	—	(15,000)
Net proceeds from issuance of:
98,500 shares of common stock	99	—	458	—	—	557
655,583 shares of incentive stock grants, net of cancellations and forfeitures	638	—	(638)	—	—	—
Amortization of stock compensation and employee stock purchase plan	—	—	3,950	—	—	3,950
Stock options exercised	62	—	390	—	—	452
Tax deficiency from certain stock compensation awards	—	—	(948)	—	—	(948)
Other equity adjustments	—	—	(949)	—	—	(949)
Balance at June 30, 2012	$78,822	$58,089	$641,992	$(206,351)	$3,070	$575,622

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income/(loss) attributable to the Company	$23,666	$14,396
Adjustments to arrive at net income/(loss) from continuing operations
Net income attributable to noncontrolling interests	1,552	1,525
Net (income)/loss from discontinued operations	(5,167)	(5,732)
Net pre-tax gain on sale of discontinued operations	(221)	—
Tax expense from discontinued operations	1,244	2,516
Net income/(loss) from continuing operations	21,074	12,705
Adjustments to reconcile net income/(loss) from continuing operations to net cash provided by/(used in) operating activities:
Depreciation and amortization	9,482	9,399
Net income attributable to noncontrolling interests	(1,552)	(1,525)
Equity issued as compensation	3,950	3,249
Provision for loan losses	5,700	11,160
Loans originated for sale	(82,735)	(42,775)
Proceeds from sale of loans held for sale	83,251	47,280
Gain on the repurchase of debt	(1,594)	(1,838)
Deferred income tax expense/ (benefit)	916	1,391
Net decrease/(increase) in other operating activities	(7,473)	734
Net cash provided by/(used in) operating activities of continuing operations	31,019	39,780
Net cash provided by/(used in) operating activities of discontinued operations	12,215	3,631
Net cash provided by/(used in) operating activities	43,234	43,411
Cash flows from investing activities:
Investment securities available for sale:
Purchases	(164,738)	(352,378)
Sales	49,237	128,931
Maturities, redemptions, and principal payments	222,493	229,191
(Investments)/distributions in trusts, net	(411)	(271)
(Purchase)/ redemption of Federal Home Loan Banks stock	625	1,061
Net (increase)/ decrease in portfolio loans	(444,035)	51,266
Proceeds from sale of OREO	3,277	8,516
Proceeds from sale and repayments of non-strategic loan portfolio, net of advances	—	1,000
Capital expenditures	(3,347)	(3,861)
Cash received from dispositions/ (paid for acquisitions, including deferred acquisition obligations, net of cash acquired)	—	2,752
Cash received from sale of discontinued operations, net of cash divested	1,251	—
Net cash provided by/ (used in) investing activities of continuing operations	(335,648)	66,207
Net cash provided by/ (used in) investing activities of discontinued operations	(21)	(577)
Net cash provided by/ (used in) investing activities	(335,669)	65,630

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	65,347	64,593
Net (decrease)/increase in securities sold under agreements to repurchase	(29,949)	(136,150)
Net (decrease)/increase in federal funds purchased	85,000	—
Net (decrease)/increase in short-term Federal Home Loan Bank borrowings	140,000	(10,000)
Advances of long-term Federal Home Loan Bank borrowings	15,000	73,708
Repayments of long-term Federal Home Loan Bank borrowings	(60,078)	(115,695)
Repurchase of debt	(5,818)	(3,000)
Dividends paid to common shareholders	(1,562)	(1,540)
Dividends paid to preferred shareholder	(145)	(145)
Repurchase of warrants	(15,000)	—
Tax deficiency from certain stock compensation awards	(948)	(1,484)
Proceeds from stock option exercises	452	161
Proceeds from issuance of common stock	557	591
Other equity adjustments	(949)	(1,478)
Net cash provided by/ (used in) financing activities of continuing operations	191,907	(130,439)
Net cash provided by/ (used in) financing activities of discontinued operations	—	—
Net cash provided by/ (used in) financing activities	191,907	(130,439)
Net increase/(decrease) in cash and cash equivalents	(100,528)	(21,398)
Cash and cash equivalents at beginning of year	203,354	493,433
Cash and cash equivalents at end of period	$102,826	$472,035
Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$21,907	$25,710
Cash paid for income taxes, net of (refunds received)	4,699	11,258
Net unrealized gain/ (loss) on securities available for sale	(362)	2,572
Net unrealized gain/ (loss) on cash flow hedges	(22)	(564)
Net unrealized gain/ (loss) on other	(140)	44
Non-cash transactions:
Held to maturity investments transferred to available for sale or other investments at fair value	—	500
Loans transferred into other real estate owned from held for sale or portfolio	903	8,921
Loans transferred into/(out of) held for sale from/(to) portfolio	—	(526)
Equity issued for acquisitions, including deferred acquisition obligations	—	4,290

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
The Wealth Advisory segment has two consolidated affiliate partners, KLS Professional Advisors Group, LLC ("KLS") and Bingham, Osborn & Scarborough, LLC ("BOS"), (together, the "Wealth Advisors"). In addition, at December 31, 2010, the Company held an equity interest in Coldstream Holdings, Inc. of approximately 45%, which it sold in January 2011. In the second quarter of 2012, the Company sold its affiliate Davidson Trust Company ("DTC"). The Company recorded a gain of $0.8 million on the DTC transaction, which includes $0.6 million of tax benefits. Accordingly, prior period and current financial information related to DTC is included with discontinued operations.
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

Earnings Per Share (“EPS”)
Basic EPS is computed by dividing net income/ (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options, among others) were exercised or converted into additional common shares that would then share in the earnings of the entity. Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding for the year, plus an incremental number of common-equivalent shares computed using the treasury stock method. Dilutive potential common shares could consist of: stock options, performance-based restricted stock, warrants or other dilutive securities, and conversion of the convertible trust preferred securities. Additionally, when dilutive, interest expense (net of tax) related to the convertible trust preferred securities is added back to net income attributable to common shareholders. The calculation of diluted EPS excludes the potential dilution of common shares and the inclusion of any related expenses if the effect is antidilutive.
Unvested time-based restricted stock and Series B Non-Cumulative Perpetual Contingent Convertible Preferred Stock (“Series B Preferred”), both of which include the right to receive non-forfeitable dividends, are considered to participate with common stock in undistributed earnings for purposes of computing EPS. Companies, such as BPFH, that have such participating securities are required to calculate basic EPS using the two-class method and diluted EPS using the more dilutive amount resulting from the application of either the two-class method or the if-converted method. Calculations of EPS under the two-class method (i) exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities and (ii) exclude from the denominator the dilutive impact of the participating securities. Calculations of EPS under the if-converted method (i) include in the numerator any dividends paid or owed on participating securities and (ii) include the dilutive impact of the participating securities using the treasury stock method.

2.	Earnings Per Share
In the first quarter of 2012, the Company reassessed whether its Series B Preferred stock, which was issued in the third quarter of 2008, should qualify as a participating security for purposes of EPS calculations. It was determined that the Series B Preferred stock does qualify as a participating security. As a result of this reassessment, the two-class method of calculating EPS should be applied for periods when there was net income, both current and historical, since the issuance of the Series B Preferred stock.
For the three and six months ended June 30, 2011, this calculation change identified immaterial errors in certain basic EPS amounts previously reported. There are no changes to diluted EPS amounts for these periods. Basic EPS from continuing operations for the three and six months ended June 30, 2011 were previously reported as $0.17 and $0.15, respectively, as compared to the corrected amounts presented below of $0.15 and $0.13, respectively. Basic EPS attributable to common shareholders for the three and six months ended June 30, 2011 were previously reported as $0.19 and $0.19 as compared to the corrected amounts presented below of $0.17 and $0.17, respectively. Basic EPS from discontinued operations was not impacted for these periods. There was no impact on the loss per share for the three months ended March 31, 2011. The impact on EPS amounts for the second half of 2011 is also immaterial. There was no impact on the loss per share amounts for other historical periods since the issuance of the Series B Preferred stock. The two class method of calculating EPS is presented below for the three and six months ended June 30, 2012 and 2011.
The computations of basic and diluted earnings per share ("EPS") are set forth below:

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(In thousands, except share and per share data)
Basic earnings/ (loss) per share - Numerator:
Net income/ (loss) from continuing operations	$12,330	$13,769	$21,074	$12,705
Less: Net income attributable to noncontrolling interests	759	777	1,552	1,525
Net income/ (loss) from continuing operations attributable to the Company	11,571	12,992	19,522	11,180
Decrease/ (increase) in noncontrolling interests' redemption values (1)	163	(126)	77	(330)
Dividends on participating securities	(92)	(99)	(184)	(188)
Total adjustments to income attributable to common shareholders	71	(225)	(107)	(518)
Net income/ (loss) from continuing operations attributable to common shareholders, before allocation to participating securities	11,642	12,767	19,415	10,662
Less: Amount allocated to participating securities	(1,188)	(1,297)	(1,950)	(981)
Net income/ (loss) from continuing operations attributable to common shareholders, after allocation to participating securities	$10,454	$11,470	$17,465	$9,681
Net income/ (loss) from discontinued operations, before allocation to participating securities	$2,590	$1,553	$4,144	$3,216
Less: Amount allocated to participating securities	(283)	(168)	(452)	(344)
Net income/ (loss) from discontinued operations, after allocation to participating securities	$2,307	$1,385	$3,692	$2,872
Net income/ (loss) attributable to common shareholders, before allocation to participating securities	$14,232	$14,320	$23,559	$13,878
Less: Amount allocated to participating securities	(1,471)	(1,465)	(2,402)	(1,325)
Net income/ (loss) attributable to common shareholders, after allocation to participating securities	$12,761	$12,855	$21,157	$12,553

Basic earnings/ (loss) per share - Denominator:
Weighted average basic common shares outstanding	75,803,973	75,194,687	75,718,949	74,934,058
Per share data - Basic earnings/ (loss) per share from:
Continuing operations	$0.14	$0.15	$0.23	$0.13
Discontinued operations	$0.03	$0.02	$0.05	$0.04
Total attributable to common shareholders	$0.17	$0.17	$0.28	$0.17

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(In thousands, except share and per share data)
Diluted earnings/ (loss) per share - Numerator:
Net income/ (loss) from continuing operations attributable to common shareholders, after allocation to participating securities	$10,454	$11,470	$17,465	$9,681
Add back: income allocated to dilutive securities	—	—	—	—
Net income/ (loss) from continuing operations attributable to common shareholders, after allocation to participating securities, after assumed dilution	10,454	11,470	17,465	9,681
Net income/ (loss) from discontinued operations, after allocation to participating securities	2,307	1,385	3,692	2,872
Net income/ (loss) attributable to common shareholders, after allocation to participating securities, after assumed dilution	$12,761	$12,855	$21,157	$12,553
Diluted earnings/ (loss) per share - Denominator:
Weighted average basic common shares outstanding	75,803,973	75,194,687	75,718,949	74,934,058
Dilutive effect of:
Stock options and performance-based restricted stock(2)	397,512	158,492	387,634	157,992
Warrants to purchase common stock (2)	303,607	—	326,524	120,599
Dilutive common shares	701,119	158,492	714,158	278,591
Weighted average diluted common shares outstanding (2)	76,505,092	75,353,179	76,433,107	75,212,649
Per share data - Diluted earnings/ (loss) per share from:
Continuing operations	$0.14	$0.15	$0.22	$0.13
Discontinued operations	$0.03	$0.02	$0.05	$0.04
Total attributable to common shareholders	$0.17	$0.17	$0.28	$0.17
Dividends per share declared on common stock	$0.01	$0.01	$0.02	$0.02
_____________________

(1)
See Part II. Item 8. “Financial Statements and Supplementary Data—Note 16: Noncontrolling Interests” in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for a description of the redemption values related to the redeemable noncontrolling interests. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), an increase in redemption value from period to period reduces income attributable to common shareholders. Decreases in redemption value from period to period increase income attributable to common shareholders, but only to the extent that the cumulative change in redemption value remains a cumulative increase since adoption of this standard in the first quarter of 2009.

(2)
The diluted EPS computations for the three and six months ended June 30, 2012 and 2011 do not assume the conversion, exercise, or contingent issuance of the following shares for these periods because the result would have been anti-dilutive for the periods indicated. As a result of the anti-dilution, the potential common shares excluded from the diluted EPS computation are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Shares excluded due to anti-dilution (treasury method):	(In thousands)
Potential common shares from:
Convertible trust preferred securities (a)	1,268	1,707	1,268	1,707
Total shares excluded due to anti-dilution	1,268	1,707	1,268	1,707

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Shares excluded due to exercise price exceeding the average market price of common shares during the period (total outstanding):	(In thousands)
Potential common shares from:
Options, restricted stock, or other dilutive securities (b)	2,823	3,802	2,875	3,797
Warrants (c)	—	2,888	—	2,888
Total shares excluded due to exercise price exceeding the average market price of common shares during the period	2,823	6,690	2,875	6,685

(a)
If the effect of the conversion of the trust preferred securities would have been dilutive, interest expense, net of tax, related to the convertible trust preferred securities of $0.3 million and $0.4 million for the three months ended June 30, 2012 and 2011, respectively, and of $0.6 million and $0.9 million for the six months ended June 30, 2012 and 2011, respectively, would have been added back to net income/ (loss) attributable to common shareholders for diluted EPS computations for the periods presented.

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

(c)
Certain warrants to purchase shares of common stock that were outstanding at period ends were not included in the computations of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares during the respective period. Shares excluded from the diluted EPS computation are listed in the second table above for each respective period. See Part II. Item 8. "Financial Statements and Supplementary Data—Note 27: Subsequent Events" in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of the 2012 repurchase of the Carlyle warrants and the Director's warrants.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

3.	Reportable segments
Management Reporting
The Company has three reportable segments (Private Banking, Investment Management, and Wealth Advisory) and the Parent Company (Boston Private Financial Holdings, Inc.) (the "Holding Company"). The financial performance of the Company is managed and evaluated by these three segments, and the segments are managed separately.
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
Reconciliation of Reportable Segment Items
The following tables provide a reconciliation of the revenues, profits, assets, and other significant items of reportable segments as of and for the three and six months ended June 30, 2012 and June 30, 2011. Interest expense on junior subordinated debentures is reported at the Holding Company.

	For the three months ended June 30,
	Net interest income		Non-interest income		Total revenues
	2012	2011	2012	2011	2012	2011
	(In thousands)
Total Bank(s) (1)	$48,214	$47,841	$8,642	$9,893	$56,856	$57,734
Total Investment Managers	7	23	9,583	10,323	9,590	10,346
Total Wealth Advisors (2)	6	5	9,169	8,616	9,175	8,621
Total Segments	48,227	47,869	27,394	28,832	75,621	76,701
Holding Company and Eliminations	(1,631)	(1,835)	615	1,820	(1,016)	(15)
Total Company	$46,596	$46,034	$28,009	$30,652	$74,605	$76,686

	For the three months ended June 30,
	Non-interest expense (3)		Income tax expense/(benefit)		Net income/(loss) from continuing operations
	2012	2011	2012	2011	2012	2011
	(In thousands)
Total Bank(s) (1)	$35,612	$40,718	$6,529	$6,566	$13,015	$12,640
Total Investment Managers	7,866	7,991	610	818	1,114	1,537
Total Wealth Advisors (2)	6,801	6,276	851	854	1,523	1,491
Total Segments	50,279	54,985	7,990	8,238	15,652	15,668
Holding Company and Eliminations	5,056	5,925	(2,750)	(4,041)	(3,322)	(1,899)
Total Company	$55,335	$60,910	$5,240	$4,197	$12,330	$13,769

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	For the three months ended June 30,
	Net income/ (loss) attributable to noncontrolling interests		Net income/(loss) attributable to the Company (4)		Amortization of intangibles
	2012	2011	2012	2011	2012	2011
	(In thousands)
Total Bank(s) (1)	$—	$—	$13,015	$12,640	$26	$294
Total Investment Managers	345	416	769	1,121	800	830
Total Wealth Advisors (2)	414	361	1,109	1,130	264	273
Total Segments	759	777	14,893	14,891	1,090	1,397
Holding Company and Eliminations	—	—	(732)	(346)	—	—
Total Company	$759	$777	$14,161	$14,545	$1,090	$1,397

	As of June 30,				For the three months ended June 30,
	Assets		AUM (5)		Depreciation
	2012	2011	2012	2011	2012	2011
	(In thousands)		(In millions)		(In thousands)
Total Bank(s) (1)	$6,066,445	$5,825,581	$3,680	$3,739	$1,410	$1,350
Total Investment Managers	105,375	107,906	7,982	8,295	68	66
Total Wealth Advisors (2)	67,512	66,864	7,474	7,175	91	89
Total Segments	6,239,332	6,000,351	19,136	19,209	1,569	1,505
Holding Company and Eliminations	24,911	37,427	(19)	(20)	44	46
Total Company	$6,264,243	$6,037,778	$19,117	$19,189	$1,613	$1,551

	For the six months ended June 30,
	Net interest income		Non-interest income		Total revenues
	2012	2011	2012	2011	2012	2011
	(In thousands)
Total Bank(s) (1)	$94,655	$93,350	$16,296	$18,493	$110,951	$111,843
Total Investment Managers	14	56	19,067	20,455	19,081	20,511
Total Wealth Advisors (2)	13	10	18,406	17,049	18,419	17,059
Total Segments	94,682	93,416	53,769	55,997	148,451	149,413
Holding Company and Eliminations	(3,318)	(3,671)	1,694	3,111	(1,624)	(560)
Total Company	$91,364	$89,745	$55,463	$59,108	$146,827	$148,853

	For the six months ended June 30,
	Non-interest expense (3)		Income tax expense/(benefit)		Net income/(loss) from continuing operations
	2012	2011	2012	2011	2012	2011
	(In thousands)
Total Bank(s) (1)	$71,246	$78,992	$11,178	$6,292	$22,827	$15,399
Total Investment Managers	15,510	15,876	1,228	1,555	2,343	3,080
Total Wealth Advisors (2)	13,528	12,726	1,775	1,549	3,116	2,784
Total Segments	100,284	107,594	14,181	9,396	28,286	21,263
Holding Company and Eliminations	10,678	13,377	(5,090)	(5,379)	(7,212)	(8,558)
Total Company	$110,962	$120,971	$9,091	$4,017	$21,074	$12,705

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	For the six months ended June 30,
	Net income/ (loss) attributable to noncontrolling interests		Net income/(loss) attributable to the Company (4)		Amortization of intangibles
	2012	2011	2012	2011	2012	2011
	(In thousands)
Total Bank(s) (1)	$—	$—	$22,827	$15,399	$53	$351
Total Investment Managers	740	796	1,603	2,284	1,601	1,659
Total Wealth Advisors (2)	812	729	2,304	2,055	527	545
Total Segments	1,552	1,525	26,734	19,738	2,181	2,555
Holding Company and Eliminations	—	—	(3,068)	(5,342)	—	—
Total Company	$1,552	$1,525	$23,666	$14,396	$2,181	$2,555

	For the six months ended June 30,
	Depreciation
	2012	2011
	(In thousands)
Total Bank(s) (1)	$2,868	$2,733
Total Investment Managers	130	134
Total Wealth Advisors (2)	178	174
Total Segments	3,176	3,041
Holding Company and Eliminations	91	99
Total Company	$3,267	$3,140
___________________

(1)
In the second quarter of 2011, the Company merged its four Private Banking affiliates into one bank operating under the charter of Boston Private Bank. See Part I. Item 1. "Notes to Unaudited Consolidated Financial Statements - Note 1: Basis of Presentation and Summary of Significant Accounting Policies" for additional details.

(2)
In the second quarter of 2012, the Company sold its Wealth Advisory affiliate, DTC. Accordingly, current and prior period results for DTC have been reclassified into discontinued operations and are included with Holding Company and Eliminations in the tables above.

(3)
Non-interest expense for the three and six months ended June 30, 2012 includes $0.6 million and $0.7 million, respectively, of restructuring expense. Non-interest expense for the three and six months ended June 30, 2011 includes $4.3 million and $6.3 million, respectively, of restructuring expense. Restructuring expenses have been incurred in the Private Banking segment as well as at the Holding Company.

(4)
Net income/ (loss) from discontinued operations for the three months ended June 30, 2012, and 2011 of $2.6 million, and $1.6 million, respectively, and for the six months ended June 30, 2012, and 2011, of $4.1 million and $3.2 million, respectively, are included in Holding Company and Eliminations in the calculation of net loss attributable to the Company.

(5)	"AUM" represents Assets Under Management and Advisory at the affiliates. AUM at DTC have been removed since DTC operations are classified with discontinued operations.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

4.	Investments
A summary of investment securities follows:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
At June 30, 2012:
Available for sale securities at fair value:
U.S. government and agencies	$4,218	$13	$(6)	$4,225
Government-sponsored entities	285,192	1,393	(45)	286,540
Corporate bonds	4,978	—	(3)	4,975
Municipal bonds	171,338	3,047	(175)	174,210
Mortgage-backed securities (1)	248,530	6,490	(178)	254,842
Other	9,484	112	(26)	9,570
Total	$723,740	$11,055	$(433)	$734,362

At December 31, 2011:
Available for sale securities at fair value:
U.S. government and agencies	$4,603	$20	$(21)	$4,602
Government-sponsored entities	378,055	1,458	(90)	379,423
Corporate bonds	4,953	—	(41)	4,912
Municipal bonds	196,961	3,733	(19)	200,675
Mortgage-backed securities (1)	248,329	6,403	(388)	254,344
Other	474	95	(29)	540
Total	$833,375	$11,709	$(588)	$844,496
___________________

(1)	All mortgage-backed securities are guaranteed by U.S. government agencies or Government-sponsored entities.
The following table sets forth the maturities of investment securities available for sale, based on contractual maturity, as of June 30, 2012. Certain securities are callable before their final maturity. Additionally, certain securities (such as mortgage-backed securities) are shown within the table below based on their final (contractual) maturity, but, due to prepayments and amortization, are expected to have shorter lives.

	Available for Sale Securities
	Amortized cost	Fair value
	(In thousands)
Within one year	$47,081	$47,599
After one, but within five years	336,660	340,025
After five, but within ten years	99,104	99,875
Greater than ten years	240,895	246,863
Total	$723,740	$734,362

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the proceeds from sales, gross realized gains and gross realized losses for securities available for sale that were sold during the following periods:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(In thousands)
Proceeds from sales	$44,878	$46,829	$49,237	$128,931
Realized gains	882	212	899	868
Realized losses	(43)	(45)	(46)	(282)
The following tables set forth information regarding securities at June 30, 2012 having temporary impairment, due to the fair values having declined below the amortized cost of the individual securities, and the time period that the investments have been temporarily impaired.

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	# of securities
Available for sale securities	(In thousands)
U.S. government and agencies	$1,424	$(6)	$—	$—	$1,424	$(6)	1
Government-sponsored entities	27,189	(44)	2,006	(1)	29,195	(45)	4
Corporate bonds	4,975	(3)	—	—	4,975	(3)	1
Municipal bonds	24,408	(175)	—	—	24,408	(175)	14
Mortgage-backed securities	48,997	(135)	2,485	(43)	51,482	(178)	8
Other	95	(15)	34	(11)	129	(26)	18
Total	$107,088	$(378)	$4,525	$(55)	$111,613	$(433)	46
The U.S. government and agencies security, government-sponsored entities securities, and mortgage-backed securities in the table above had a Standard and Poor’s credit rating of AA+. The corporate bond in the table above had a Moody’s credit rating of Baa3. The municipal bonds in the table above had Moody’s credit ratings of at least Aa1 or Standard and Poor's credit ratings of at least AA+. The other securities consisted of equity securities.
At June 30, 2012, the amount of investment securities in an unrealized loss position greater than 12 months as well as in total was not significant and was primarily due to movements in interest rates. The Company has no intent to sell any securities in an unrealized loss position at June 30, 2012 and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized loss amounts.
Cost method investments, which are included in other assets, can be temporarily impaired when the fair values decline below the amortized costs of the individual investments. There were no cost method investments with unrealized losses at June 30, 2012. The Company invests primarily in low income housing partnerships which generate tax credits. The Company also holds partnership interests in venture capital funds formed to provide financing to small businesses and to promote community development. The Company had $23.2 million and $22.3 million in cost method investments included in other assets at June 30, 2012 and December 31, 2011, respectively.

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
The following tables present the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall:

	At June 30, 2012	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available for sale securities:
U.S. government and agencies	$4,225	$1,000	$3,225	$—
Government-sponsored entities	286,540	—	286,540	—
Corporate bonds	4,975	—	4,975	—
Municipal bonds	174,210	—	174,210	—
Mortgage-backed securities	254,842	—	254,842	—
Other	9,570	9,570	—	—
Total available for sale securities	734,362	10,570	723,792	—
Derivatives - interest rate customer swaps	3,750	—	3,750	—
Derivatives - customer foreign exchange forward	11	—	11	—
Other investments	5,642	4,903	739	—
Liabilities:
Derivatives - interest rate customer swaps	$3,826	$—	$3,826	$—
Derivatives - customer foreign exchange forward	11	—	11	—
Derivatives - junior subordinated debenture interest rate swap	5,468	—	5,468	—

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

		Fair value measurements at reporting date using:
	At December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available for sale securities
U.S. government and agencies	$4,602	$1,002	$3,600	$—
Government-sponsored entities	379,423	—	379,423	—
Corporate bonds	4,912	—	4,912	—
Municipal bonds	200,675	—	200,675	—
Mortgage-backed securities	254,344	—	254,344	—
Other	540	540	—	—
Total available for sale securities	844,496	1,542	842,954	—
Derivatives - interest rate customer swaps	4,207	—	4,207	—
Derivatives - customer foreign exchange forward	7	—	7	—
Other investments	5,317	4,493	824	—
Liabilities:
Derivatives - interest rate customer swaps	$4,366	$—	$4,366	$—
Derivatives - customer foreign exchange forward	7	—	7	—
Derivatives - junior subordinated debenture interest rate swap	5,308	—	5,308	—
At June 30, 2012, available for sale securities consisted primarily of U.S. government and agency securities, government-sponsored entities securities, corporate bonds, municipal bonds, mortgage-backed securities, and other available for sale securities. The U.S. government and agency securities and equities (which are categorized as other available for sale securities) are valued with prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement. The government-sponsored entities securities, corporate bonds, municipal bonds, mortgage-backed securities, and certain investments in Small Business Administration ("SBA") loans (which are categorized as U.S. government and agencies available for sale securities) generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets. Therefore, they have been categorized as a Level 2 measurement. No investments held at June 30, 2012 were categorized as Level 3.
At December 31, 2011, available for sale securities consisted primarily of U.S. government and agency securities, government-sponsored entities securities, corporate bonds, municipal bonds, mortgage-backed securities, and other available for sale securities. The U.S. government and agency securities and equities (which are categorized as other available for sale securities) are valued with prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement. The government-sponsored entities securities, corporate bonds, municipal bonds, mortgage-backed securities, and certain investments in SBA loans (which are categorized as U.S. government and agencies available for sale securities) generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets. Therefore, they have been categorized as a Level 2 measurement. No investments held at December 31, 2011 were categorized as Level 3.

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
The following tables present a rollforward of the Level 3 assets for the three and six months ended June 30, 2011. There were no Level 3 assets at December 31, 2011, March 31, 2012, or June 30, 2012.

	Balance at March 31, 2011	Purchase, (sales), issuances and (settlements), net	Transfers into (out of) Level 3	Unrealized gains (losses)	Amortization	Balance at June 30, 2011
	(In thousands)
Other available for sale investments	$750	$—	$—	$—	$—	$750
Total Level 3 assets	$750	$—	$—	$—	$—	$750

	Balance at December 31, 2010	Purchase, (sales), issuances and (settlements), net	Transfers into (out of) Level 3	Unrealized gains (losses)	Amortization	Balance at June 30, 2011
	(In thousands)
Other available for sale investments	$750	$—	$—	$—	$—	$750
Total Level 3 assets	$750	$—	$—	$—	$—	$750
The following tables present the Company's assets and liabilities measured at fair value on a non-recurring basis during the periods ended June 30, 2012 and 2011, respectively, aggregated by the level in the fair value hierarchy within which those measurements fall.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	At June 30, 2012	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended June 30, 2012	Six months ended June 30, 2012
	(In thousands)
Assets:
Impaired loans (1)	$8,186	$—	$—	$8,186	$(2,228)	$(3,170)
	$8,186	$—	$—	$8,186	$(2,228)	$(3,170)
___________________

(1)	Collateral-dependent impaired loans held at June 30, 2012 that had write-downs in fair value or whose specific reserve changed during the first six months of 2012.

	At June 30, 2011	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended June 30, 2011	Six months ended June 30, 2011
	(In thousands)
Assets:
Impaired loans (1)	$15,873	$—	$—	$15,873	$(901)	$(3,306)
OREO (2)	3,186	—	—	3,186	—	(743)
	$19,059	$—	$—	$19,059	$(901)	$(4,049)
________________

(1)	Collateral-dependent impaired loans held at June 30, 2011 that had write-downs in fair value or whose specific reserve changed during the first six months of 2011.

(2)	Two OREO properties held at June 30, 2011 had write-downs during the first six months of 2011.
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value.

	June 30, 2012
	Fair Value	Valuation technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$8,186	Appraisals of Collateral	Discount for costs to sell	7% - 50%	9%
			Appraisal adjustments	0% - 75%	21%
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The OREO in the table above includes those properties that had an adjustment to fair value during the six months ended June 30, 2011. The Company uses appraisals, which management may adjust to reflect estimated fair value declines, or may apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property or consideration of broker quotes. The appraisers use a market, income, and/or a cost approach in determining the value of the collateral. Therefore they have been categorized as a Level 3 measurement.
The following tables present the carrying values and fair values of the Company's financial instruments that are not measured at fair value on a recurring basis (other than certain loans, as noted below):

	June 30, 2012
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$102,826	$102,826	$102,826	$—	$—
Loans, net (including loans held for sale)	5,004,410	5,056,244	—	—	5,056,244
Other financial assets	120,092	120,092	—	120,092	—
FINANCIAL LIABILITIES:
Deposits	4,595,758	4,600,469	—	4,600,469	—
Securities sold under agreements to repurchase	100,842	103,259	—	103,259	—
Federal Funds purchased	85,000	85,000	—	85,000	—
Federal Home Loan Bank borrowings	616,749	642,133	—	642,133	—
Junior subordinated debentures	174,397	165,947	—	165,947	—
Other financial liabilities	11,136	11,136	—	11,136	—

	December 31, 2011
	Book Value	Fair Value
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$203,354	$203,354
Loans, net (including loans held for sale)	4,567,183	4,631,890
Other financial assets	120,097	120,097
FINANCIAL LIABILITIES:
Deposits	4,530,411	4,538,137
Securities sold under agreements to repurchase	130,791	133,660
Federal Home Loan Bank borrowings	521,827	547,584
Junior subordinated debentures	182,053	165,242
Other financial liabilities	11,388	11,388

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
Other financial assets

Other financial assets consist of accrued interest and fees receivable, stock in Federal Home Loan Banks ("FHLBs"), and the cash surrender value of bank-owned life insurance, for which the carrying amount approximates fair value, and are classified as Level 2.
The Company carries the FHLB stock at the original cost basis (par value) and is classified as Level 2. Subsequent to the bank merger on May 27, 2011, the only FHLB that the Bank is a member of is Boston. FHLB stock in both the FHLBs of San Francisco and Seattle is still owned by the Bank. At the time of the bank merger there were outstanding FHLB borrowings with both the FHLBs of San Francisco and Seattle. Until these borrowings in the FHLBs of San Francisco and Seattle mature and are subsequently paid off, the FHLB stock associated with these borrowings cannot be redeemed. The Bank has requested to redeem the excess FHLB stock in these two FHLBs above the amount required for the related borrowings. The FHLBs may wait up to five years from the redemption request to redeem the stock. Of the $43.1 million of stock in FHLBs held at June 30, 2012, $13.1 million, or 30%, of the balance related to stock held in the FHLBs of San Francisco and Seattle.
At each period end, the Company evaluates its investment in the respective FHLB's stock for other-than-temporary impairment. The Company has not recognized an other-than-temporary impairment loss with respect to stock in the FHLBs, based on the following considerations: the Company's evaluation of the underlying investment, including the long-term nature of the asset; the liquidity position of the respective FHLBs; the actions being taken by the respective FHLBs to address their regulatory situations; the improving financial position; and the 2011 and first and/or second quarter 2012 redemptions at par of a portion of FHLB stock held in the Boston and San Francisco FHLBs.

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

Federal funds purchased

The carrying amount of federal funds purchased approximates fair value due to their short-term nature and have been classified as Level 2.
Federal Home Loan Bank borrowings
The fair value reported for FHLB borrowings is estimated based on the discounted value of contractual cash flows. The discount rate used is based on the Bank's estimated current incremental borrowing rate for FHLB borrowings of similar maturities and have been classified as Level 2.
Junior subordinated debentures

The fair value of the junior subordinated debentures issued by Boston Private Capital Trust I was based on the current market price of the securities at June 30, 2012 and December 31, 2011 and have been classified as Level 2. The fair value of the junior subordinated debentures issued by Boston Private Capital Trust II and the junior subordinated debentures acquired in the acquisitions of FPB, Gibraltar Private Bank and Trust Company (Gibraltar Private Bank and Trust Company was subsequently sold in 2009), and Charter approximates book value because of the floating rate nature of the securities and are classified as Level 2.
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
The Bank's lending activities are conducted principally in New England, San Francisco Bay, Southern California, and the Pacific Northwest. The Bank originates single and multi-family residential loans, commercial real estate loans, commercial and industrial loans, construction and land loans, and home equity and other consumer loans. The Bank may also purchase high quality residential mortgage loans as a way to increase volumes more efficiently. Most loans are secured by borrowers’ personal or business assets. The ability of the Bank's single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic conditions within the Bank's lending areas. Commercial, construction, and land borrowers’ ability to repay is generally dependent upon the health of the economy and real estate values, including the performance of the construction sector in particular. Accordingly, the ultimate collectability of a substantial portion of the Bank's loan portfolio is susceptible to changing conditions in the New England, San Francisco Bay, Southern California, and Pacific Northwest economies and real estate markets.
Total loans include deferred loan fees/ (costs), net, of $(3.5) million and $(3.2) million as of June 30, 2012 and December 31, 2011, respectively. Deferred loan fees/ (costs) include unamortized premiums or discounts related to mortgage loans purchased by the Bank.
The following table presents a summary of the loan portfolio based on the portfolio segment as of the dates indicated:

	June 30, 2012	December 31, 2011
	(In thousands)
Commercial and industrial	$818,370	$687,102
Commercial real estate	1,823,573	1,669,220
Construction and land	164,122	153,709
Residential	1,991,687	1,823,403
Home equity	136,558	143,698
Consumer and other	156,818	174,096
Total Loans	$5,091,128	$4,651,228
The following table presents nonaccrual loans receivable by class of receivable as of the dates indicated:

	June 30, 2012	December 31, 2011
	(In thousands)
Commercial and industrial	$6,544	$3,759
Commercial real estate	30,631	38,581
Construction and land	8,633	7,772
Residential	20,738	17,513
Home equity	620	457
Consumer and other	191	27
Total	$67,357	$68,109
The Bank's policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, although infrequent, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There was an immaterial amount of loans 90 days or more past due, but still accruing, as of June 30, 2012 and December 31, 2011. The Bank's policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six months). For troubled debt restructured loans ("TDR"s), a return to accrual status generally requires timely payments for a period of six months, along with meeting other criteria. TDRs are assessed on a case-by-case basis.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present an age analysis of loans receivable by class of receivable as of the dates indicated:

	June 30, 2012
	Accruing Past Due			Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Total Accruing Past Due (1)	Current Payment Status	30-89 Days Past Due	90 Days or Greater Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$2,984	$681	$3,665	$6,102	$222	$220	$6,544	$808,161	$818,370
Commercial real estate	5,767	3,266	9,033	24,336	1,292	5,003	30,631	1,783,909	1,823,573
Construction and land	45	249	325	4,304	94	4,235	8,633	155,164	164,122
Residential	—	903	903	10,363	1,811	8,564	20,738	1,970,046	1,991,687
Home equity	—	—	—	131	—	489	620	135,938	136,558
Consumer and other	262	8	270	1	98	92	191	156,357	156,818
Total	$9,058	$5,107	$14,196	$45,237	$3,517	$18,603	$67,357	$5,009,575	$5,091,128
___________________

(1)	Includes an additional $31 thousand of accruing construction and land loans that are 90 days or greater past due.

	December 31, 2011
	Accruing Past Due			Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Total Accruing Past Due (1)	Current Payment Status	30-89 Days Past Due	90 Days or Greater Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$1,284	$364	$1,648	$2,866	$566	$327	$3,759	$681,695	$687,102
Commercial real estate	6,779	2,136	8,915	32,096	2,310	4,175	38,581	1,621,724	1,669,220
Construction and land	48	26	106	4,825	172	2,775	7,772	145,831	153,709
Residential	8,997	5,410	14,407	7,236	1,849	8,428	17,513	1,791,483	1,823,403
Home equity	1,223	—	1,223	131	—	326	457	142,018	143,698
Consumer and other	689	1	690	3	—	24	27	173,379	174,096
Total	$19,020	$7,937	$26,989	$47,157	$4,897	$16,055	$68,109	$4,556,130	$4,651,228
___________________

(1)	Includes an additional $32 thousand of accruing construction and land loans that are 90 days or greater past due.
Nonaccruing and delinquent loans are affected by factors, including economic and business conditions, such as interest rates, and unemployment levels, real estate collateral values, among others. In periods of prolonged economic declines, borrowers may become more severely impacted over time as liquidity levels decline and the borrower's ability to continue to make payments deteriorates. With respect to real estate collateral values, the declines from the peak, as well as the value of the real estate at the time of origination versus the current value, can impact the level of problem loans. For instance, if the loan to value ratio at the time of renewal has increased due to the decline in the real estate value since origination, the loan may no longer meet the Bank's underwriting standards and not be renewed.

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present the loan portfolio's credit risk profile by internally assigned grade by class of financing receivable as of the dates indicated:

	June 30, 2012
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Classified	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$776,586	$22,271	$12,969	$6,544	$818,370
Commercial real estate	1,620,818	59,141	112,983	30,631	1,823,573
Construction and land	143,319	9,423	2,747	8,633	164,122
Residential	1,963,258	—	7,691	20,738	1,991,687
Home equity	134,070	—	1,868	620	136,558
Consumer and other	154,526	2,098	3	191	156,818
Total	$4,792,577	$92,933	$138,261	$67,357	$5,091,128

	December 31, 2011
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Classified	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$641,831	$19,263	$22,249	$3,759	$687,102
Commercial real estate	1,454,786	112,748	63,105	38,581	1,669,220
Construction and land	131,205	10,978	3,754	7,772	153,709
Residential	1,798,635	—	7,255	17,513	1,823,403
Home equity	141,373	—	1,868	457	143,698
Consumer and other	173,927	132	10	27	174,096
Total	$4,341,757	$143,121	$98,241	$68,109	$4,651,228

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present, by class of receivable, the balance of impaired loans with and without a related allowance, the associated allowance for those impaired loans with a related allowance, and the total unpaid principal on impaired loans:

	As of and for the three and six months ended June 30, 2012
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	QTD Average Recorded Investment	YTD Average Recorded Investment	QTD Interest Income Recognized while Impaired	YTD Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$3,331	$5,196	n/a	$4,937	$5,396	$—	$—
Commercial real estate	25,858	43,512	n/a	28,688	31,116	83	187
Construction and land	6,019	10,360	n/a	6,392	6,343	—	97
Residential	9,389	10,358	n/a	9,527	9,879	91	172
Home equity	360	360	n/a	360	351	1	2
Consumer and other	98	124	n/a	87	43	—	—
Subtotal	45,055	69,910	n/a	49,991	53,128	175	458
With an allowance recorded:
Commercial and industrial	3,242	4,115	1,013	2,118	1,609	—	—
Commercial real estate	23,924	25,203	2,412	26,524	25,555	189	362
Construction and land	2,614	2,651	1,177	1,566	1,400	—	—
Residential	13,164	14,244	1,136	13,629	10,962	95	158
Home equity	131	131	131	131	131	1	3
Consumer and other	—	—	—	—	—	—	—
Subtotal	43,075	46,344	5,869	43,968	39,657	285	523
Total:
Commercial and industrial	6,573	9,311	1,013	7,055	7,005	—	—
Commercial real estate	49,782	68,715	2,412	55,212	56,671	272	549
Construction and land	8,633	13,011	1,177	7,958	7,743	—	97
Residential	22,553	24,602	1,136	23,156	20,841	186	330
Home equity	491	491	131	491	482	2	5
Consumer and other	98	124	—	87	43	—	—
Total	$88,130	$116,254	$5,869	$93,959	$92,785	$460	$981
___________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs of $24.5 million and historical nonaccrual interest paid, which was applied to principal, of $3.6 million.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three and six months ended June 30, 2011
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	QTD Average Recorded Investment	YTD Average Recorded Investment	QTD Interest Income Recognized while Impaired	YTD Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$2,765	$3,354	n/a	$6,757	$7,507	$—	$16
Commercial real estate	39,647	55,604	n/a	57,518	52,781	80	165
Construction and land	5,245	8,391	n/a	5,925	7,436	—	—
Residential	7,512	8,025	n/a	8,086	7,936	20	24
Home equity	1,208	1,250	n/a	1,070	877	—	—
Consumer and other	—	—	n/a	—	21	—	—
Subtotal	56,377	76,624	n/a	79,356	76,558	100	205
With an allowance recorded:
Commercial and industrial	129	131	22	1,358	936	—	—
Commercial real estate	32,676	35,371	4,867	27,942	26,625	121	121
Construction and land	1,563	1,572	308	3,309	3,601	—	—
Residential	4,002	4,002	346	4,007	3,945	21	55
Home equity	131	131	131	131	131	2	3
Consumer and other	—	—	—	—	—	—	—
Subtotal	38,501	41,207	5,674	36,747	35,238	144	179
Total:
Commercial and industrial	2,894	3,485	22	8,115	8,443	—	16
Commercial real estate	72,323	90,975	4,867	85,460	79,406	201	286
Construction and land	6,808	9,963	308	9,234	11,037	—	—
Residential	11,514	12,027	346	12,093	11,881	41	79
Home equity	1,339	1,381	131	1,201	1,008	2	3
Consumer and other	—	—	—	—	21	—	—
Total	$94,878	$117,831	$5,674	$116,103	$111,796	$244	$384
___________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs of $20.5 million and historical nonaccrual interest paid, which was applied to principal, of $2.5 million.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the year ended December 31, 2011
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$5,595	$6,239	n/a	$6,437	$59
Commercial real estate	34,963	49,690	n/a	49,765	373
Construction and land	6,493	10,783	n/a	6,473	—
Residential	10,451	11,222	n/a	8,810	198
Home equity	326	360	n/a	745	—
Consumer and other	—	—	n/a	11	—
Subtotal	$57,828	$78,294	n/a	$72,241	$630
With an allowance recorded:
Commercial and industrial	1,123	1,137	149	748	—
Commercial real estate	23,202	24,398	3,307	26,274	440
Construction and land	1,279	1,302	219	2,591	—
Residential	6,230	6,230	402	4,279	137
Home equity	131	131	131	131	6
Consumer and other	—	—	—	—	—
Subtotal	$31,965	$33,198	$4,208	$34,023	$583
Total:
Commercial and industrial	6,718	7,376	149	7,185	59
Commercial real estate	58,165	74,088	3,307	76,039	813
Construction and land	7,772	12,085	219	9,064	—
Residential	16,681	17,452	402	13,089	335
Home equity	457	491	131	876	6
Consumer and other	—	—	—	11	—
Total	$89,793	$111,492	$4,208	$106,264	$1,213
___________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs of $18.2 million and historical nonaccrual interest paid, which was applied to principal, of $3.5 million.
When management determines that it is probable that the Bank will not collect all principal and interest on a loan in accordance with the original loan terms, or in accordance with its restructured terms, if the loan is a TDR, the loan is designated as impaired.
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
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who have experienced financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Company’s loss mitigation activities which, among other activities, could include rate reductions, payment extensions, and/or principal forgiveness. TDRs totaled $57.2 million and $55.3 million at June 30, 2012 and December 31, 2011, respectively. Of the $57.2 million in TDR loans at June 30, 2012, $26.7 million were on accrual status. Of the $55.3 million in TDR loans at December 31, 2011, $27.4 million were on accrual status.
Since all TDR loans are considered impaired loans, they are individually evaluated for impairment. The resulting impairment, if any, would have an impact on the allowance for loan losses as a specific reserve or charge-off. If, prior to the classification as a TDR, the loan was not impaired, there would have been a general reserve on the particular loan. Therefore, depending upon the result of the impairment analysis, there could be an increase or decrease in the related allowance for loan losses. Many loans initially categorized as TDRs are already on nonaccrual status and are already considered impaired. Therefore, there is generally not a material change to the allowance for loan losses when a loan is categorized as a TDR. The following tables present the balance of troubled debt restructured loans that were restructured or defaulted during the periods indicated:

	As of and for the three months ended June 30, 2012
	Restructured Current Quarter			TDRs that defaulted in the current quarter that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
(Dollars In thousands)
Commercial and industrial	—	$—	$—	—	$—
Commercial real estate (1)	2	1,923	1,923	—	—
Construction and land	—	—	—	—	—
Residential (2)	3	320	320	—	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	5	$2,243	$2,243	—	$—
___________________

(1)	Represents the following concessions: extension of term.

(2)	Represents the following concessions: temporary rate reduction.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the six months ended June 30, 2012
	Restructured Current Year to Date			TDRs that defaulted in the current year to date that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
(Dollars In thousands)
Commercial and industrial	—	$—	$—	—	$—
Commercial real estate (1)	6	7,387	7,468	—	—
Construction and land	—	—	—	—	—
Residential (2)	11	4,022	4,022	—	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	17	$11,409	$11,490	—	$—
___________________

(1)
Represents the following concessions: extension of term (5 loans; post-modification recorded investment of $4.7 million); and combination of concessions (1 loan; post-modification recorded investment of $2.8 million).

(2)
Represents the following concessions: payment deferral (1 loan; post-modification balance of $1.9 million); temporary rate reduction (9 loans; post-modification recorded investment of $0.8 million); and combination of concessions (1 loan; post-modification recorded investment of $1.3 million).

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
___________________

(1)
Represents the following concessions: extension of term (1 loan; post-modification recorded investment of $3.1 million); temporary rate reduction (1 loan; post-modification recorded investment of $0.2 million); and combination of concessions (5 loans; post-modification recorded investment of $2.7 million).

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
The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $99.1 million and $96.1 million at June 30, 2012 and December 31, 2011, respectively. The following tables summarize the changes in the allowance for loan losses for the periods indicated:

	At and for the three months ended June 30,		At and for the six months ended June 30,
	2012	2011	2012	2011
	(In thousands)
Allowance for loan losses, beginning of period:
Commercial and industrial	$12,062	$13,864	$12,163	$13,438
Commercial real estate	65,366	68,293	63,625	65,760
Construction and land	5,836	5,887	6,382	6,875
Residential	10,054	7,873	9,286	7,449
Home equity	1,543	1,199	1,535	1,231
Consumer and other	1,009	1,463	1,149	1,478
Unallocated	2,032	1,703	1,974	2,172
Total allowance for loan losses, beginning of period	97,902	100,282	96,114	98,403
Provision/ (credit) for loan losses:
Commercial and industrial	1,278	(1,080)	3,105	(205)
Commercial real estate	(1,142)	(753)	888	11,158
Construction and land	(17)	(2,877)	(729)	(2,595)
Residential	1,873	1,476	2,839	2,095
Home equity	(54)	186	(107)	153
Consumer and other	(204)	603	(320)	768
Unallocated	(34)	255	24	(214)
Total provision/(credit) for loan losses	1,700	(2,190)	5,700	11,160
(continued)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	At and for the three months ended June 30,		At and for the six months ended June 30,
	2012	2011	2012	2011
(continued)	(In thousands)
Loans charged-off:
Commercial and industrial	$(358)	$(1,246)	$(2,669)	$(2,052)
Commercial real estate	(2,861)	(1,673)	(3,267)	(11,919)
Construction and land	—	(602)	—	(2,230)
Residential	(1,083)	(850)	(1,281)	(1,045)
Home equity	—	(95)	—	(95)
Consumer and other	(66)	(462)	(92)	(653)
Total charge-offs	(4,368)	(4,928)	(7,309)	(17,994)
Recoveries on loans previously charged-off:
Commercial and industrial	261	922	644	1,279
Commercial real estate	3,214	1,047	3,331	1,915
Construction and land	344	3,596	510	3,954
Residential	—	—	—	—
Home equity	—	1	61	2
Consumer and other	1	12	3	23
Total recoveries	3,820	5,578	4,549	7,173
Allowance for loan losses at end of period:
Commercial and industrial	13,243	12,460	13,243	12,460
Commercial real estate	64,577	66,914	64,577	66,914
Construction and land	6,163	6,004	6,163	6,004
Residential	10,844	8,499	10,844	8,499
Home equity	1,489	1,291	1,489	1,291
Consumer and other	740	1,616	740	1,616
Unallocated	1,998	1,958	1,998	1,958
Total allowance for loan losses at end of period	$99,054	$98,742	$99,054	$98,742
The following tables show the Company's allowance for loan losses and loan portfolio at June 30, 2012 and December 31, 2011 by portfolio segment, disaggregated by method of impairment analysis. The Company had no loans acquired with deteriorated credit quality at June 30, 2012 or December 31, 2011.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Commercial and industrial	Commercial real estate	Construction and land	Residential
	(In thousands)
Allowance for loan losses balance at June 30, 2012 attributable to:
Loans collectively evaluated	$12,230	$62,165	$4,986	$9,708
Loans individually evaluated	1,013	2,412	1,177	1,136
Total allowance for loan losses	$13,243	$64,577	$6,163	$10,844

Recorded investment (loan balance) at June 30, 2012:
Loans collectively evaluated	$811,797	$1,773,791	$155,489	$1,969,134
Loans individually evaluated	6,573	49,782	8,633	22,553
Total Loans	$818,370	$1,823,573	$164,122	$1,991,687

	Home equity	Consumer and other	Unallocated	Total
(Continued from above)	(In thousands)
Allowance for loan losses balance at June 30, 2012 attributable to:
Loans collectively evaluated	$1,358	$740	$1,998	$93,185
Loans individually evaluated	131	—	—	5,869
Total allowance for loan losses	$1,489	$740	$1,998	$99,054

Recorded investment (loan balance) at June 30, 2012:
Loans collectively evaluated	$136,067	$156,720	$—	$5,002,998
Loans individually evaluated	491	98	—	88,130
Total Loans	$136,558	$156,818	$—	$5,091,128

	Commercial and industrial	Commercial real estate	Construction and land	Residential
	(In thousands)
Allowance for loan losses balance at December 31, 2011 attributable to:
Loans collectively evaluated	$12,014	$60,318	$6,163	$8,884
Loans individually evaluated	149	3,307	219	402
Total allowance for loan losses	$12,163	$63,625	$6,382	$9,286

Recorded investment (loan balance) at December 31, 2011:
Loans collectively evaluated	$680,384	$1,611,055	$145,937	$1,806,722
Loans individually evaluated	6,718	58,165	7,772	16,681
Total Loans	$687,102	$1,669,220	$153,709	$1,823,403

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Home equity	Consumer and other	Unallocated	Total
(Continued from above)	(In thousands)
Allowance for loan losses balance at December 31, 2011 attributable to:
Loans collectively evaluated	$1,404	$1,149	$1,974	$91,906
Loans individually evaluated	131	—	—	4,208
Total allowance for loan losses	$1,535	$1,149	$1,974	$96,114

Recorded investment (loan balance) at December 31, 2011:
Loans collectively evaluated	$143,241	$174,096	$—	$4,561,435
Loans individually evaluated	457	—	—	89,793
Total Loans	$143,698	$174,096	$—	$4,651,228

8.	Derivatives and Hedging Activities
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
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2012 and December 31, 2011.

	June 30, 2012				December 31, 2011
	Asset derivatives		Liability derivatives		Asset derivatives		Liability derivatives
	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$(5,468)	Other assets	$—	Other liabilities	$(5,308)
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	3,750	Other liabilities	(3,826)	Other assets	4,207	Other liabilities	(4,366)
Foreign exchange contracts	Other assets	11	Other liabilities	(11)	Other assets	7	Other liabilities	(7)
Total		$3,761		$(9,305)		$4,214		$(9,681)
___________________

(1)	For additional details, see Part I. Item 1. "Notes to Unaudited Consolidated Financial Statements-Note 5: Fair Value Measurements."

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The table below presents the effect of the Company's derivative financial instruments in the consolidated statements of operations for the three and six months ended June 30, 2012 and 2011.

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivative (effective portion) three months ended June 30,		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) three months ended June 30,
	2012	2011		2012	2011
(In thousands)
Interest rate products	$(734)	$(2,136)	Interest income	$(436)	$(467)
Total	$(734)	$(2,136)		$(436)	$(467)

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivative (effective portion) six months ended June 30,		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) six months ended June 30,
	2012	2011		2012	2011
(In thousands)
Interest rate products	$(1,011)	$(1,888)	Interest income	$(852)	$(930)
Total	$(1,011)	$(1,888)		$(852)	$(930)
The table below presents the components of the Company's accumulated other comprehensive income/ (loss) related to the derivatives for the three and six months ended June 30, 2012 and 2011.

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(In thousands)
Accumulated other comprehensive income on cash flow hedges, balance at beginning of year	$(3,025)	$(955)	$(3,106)	$(1,371)
Net change in unrealized gain/ (loss) on cash flow hedges	(103)	(980)	(22)	(564)
Accumulated other comprehensive income on cash flow hedges, balance at end of period	$(3,128)	$(1,935)	$(3,128)	$(1,935)
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The Company uses the "Hypothetical Derivative Method" described in ASC 815, Derivatives and Hedging ("ASC 815"), for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income ("OCI") (outside of earnings) and subsequently reclassified to earnings in interest and dividend income when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of operations as part of fees and other income. The Holding Company had no hedge ineffectiveness recognized in earnings during the three or six months ended June 30, 2012 and 2011. The Holding Company also monitors the risk of counterparty default on an ongoing basis.
A portion of the balance reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are made or received on the Holding Company's interest rate swap. During the next twelve months, the Holding Company estimates that $1.7 million will be reclassified as an increase in interest expense.
Non-designated Hedges
Derivatives not designated as hedges are not speculative and result from two different services the Bank provides to qualified commercial clients. The Bank offers certain derivative products directly to such clients. The Bank economically hedges derivative transactions executed with commercial clients by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of these programs are not designated in ASC 815-qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset through earnings. Fees earned in connection with the execution of derivatives related to this program are recognized in the consolidated statement of operations in other income. The derivative asset and liability values above include an adjustment related to the consideration of credit risk required under ASC 820, Fair Value Measurements and Disclosures ("ASC 820"), of less than $0.1 million in earnings for the three and six months ended June 30, 2012 and 2011. At June 30, 2012 and December 31, 2011, the Bank had 12 interest rate swaps with an aggregate notional amount of $102.2 million and $102.7 million, respectively, related to this program. As of June 30, 2012 and December 31, 2011, the Bank also had eight and two, respectively, foreign currency exchange contracts with notional amounts of $5.1 million and $0.2 million, respectively, related to this program.
The table below presents the effect of the Company's derivative financial instruments, not designated as hedging instruments, in the consolidated statement of operations for the periods ended June 30, 2012 and 2011.

		Amount of gain or (loss), net, recognized in income on derivatives
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivative	Three months ended June 30,		Six months ended June 30,
		2012	2011	2012	2011
		(In thousands)
Interest rate products	Other income/ (expense)	$1	$36	$83	$67
Foreign exchange contracts	Other income/ (expense)	1	15	1	27
Total		$2	$51	$84	$94
The Holding Company and the Bank have agreements with their derivative counterparties that contain provisions where, if the Holding Company or Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Holding Company or the Bank could also be declared in default on its derivative obligations. The Holding Company and the Bank were in compliance with these provisions as of June 30, 2012 and December 31, 2011.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The Holding Company and the Bank also have agreements with certain of their derivative counterparties that contain provisions where, if the Holding Company or Bank fails to maintain its status as a well- or adequately-capitalized institution, then the counterparty could terminate the derivative positions and the Holding Company or the Bank would be required to settle its obligations under the agreements. The Holding Company and the Bank were in compliance with these provisions as of June 30, 2012 and December 31, 2011.
Certain of the Holding Company and the Bank's agreements with their derivative counterparties contain provisions where if specified events or conditions occur that materially change the Holding Company's or the Bank's creditworthiness in an adverse manner, the Holding Company or the Bank may be required to fully collateralize their obligations under the derivative instruments. The Holding Company and the Bank were in compliance with these provisions as of June 30, 2012 and December 31, 2011.
As of June 30, 2012 and December 31, 2011, the termination amounts related to collateral determinations of derivatives in a liability position was $9.5 million and $9.9 million, respectively. The Holding Company has minimum collateral posting thresholds with its derivative counterparty and has posted collateral of $8.0 million as of June 30, 2012 and December 31, 2011, against its obligation under this agreement.

9.	Income Taxes
The components of income tax expense/ (benefit) for continuing operations, discontinued operations, noncontrolling interests and the Company are as follows:

	Six months ended June 30,
	2012	2011
	(In thousands)
Income/ (loss) from continuing operations:
Income/ (loss) before income taxes	$30,165	$16,722
Income tax expense/ (benefit)	9,091	4,017
Net income/ (loss) from continuing operations	$21,074	$12,705
Effective tax rate, continuing operations	30.1%	24.0%

Income/ (loss) from discontinued operations:
Income/ (loss) before income taxes	$5,388	$5,732
Income tax expense/ (benefit)	1,244	2,516
Net income/ (loss) from discontinued operations	$4,144	$3,216
Effective tax rate, discontinued operations	23.1%	43.9%

Income/ (loss) attributable to noncontrolling interests:
Income/ (loss) before income taxes	$1,552	$1,525
Income tax expense/ (benefit)	—	—
Net income attributable to noncontrolling interests	$1,552	$1,525
Effective tax rate, noncontrolling interests	—%	—%

Income/ (loss) attributable to the Company
Income/ (loss) before income taxes	$34,001	$20,929
Income tax expense/ (benefit)	10,335	6,533
Net income/ (loss) attributable to the Company	$23,666	$14,396
Effective tax rate attributable to the Company	30.4%	31.2%

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The effective tax rate for continuing operations for the six months ended June 30, 2012 of 30.1%, with related tax expense of $9.1 million, was calculated based on a projected 2012 annual effective tax rate. The effective tax rate was less than the statutory rate of 35% due primarily to earnings from tax-exempt investments, income tax credits, and income attributable to noncontrolling interests. These savings were partially offset by state and local income taxes.
The effective tax rate for continuing operations for the six months ended June 30, 2011 of 24.0%, with related tax expense of $4.0 million, was calculated based on a projected 2011 annual effective tax rate. The effective tax rate was less than the statutory rate of 35% due primarily to earnings from tax-exempt investments, income tax credits, and income attributable to noncontrolling interests. These items were partially offset by state and local income taxes.
The effective tax rate for continuing operations for the six months ended June 30, 2012 is greater than the effective tax rate for the same period in 2011 due primarily to earnings from tax-exempt investments, income tax credits, and income attributable to noncontrolling interests having a smaller impact on the effective tax rate, due primarily to the higher level of income before taxes in 2012 as compared to 2011.
Due to the sale of DTC in the second quarter of 2012, the results of operations related to DTC are included in “discontinued operations” in the table above. Contingent consideration related to the 2009 divestiture of certain affiliates, primarily related to the revenue sharing agreement with Westfield Capital Management Company, LLC, is also reflected under “discontinued operations” in the table above. The profits and losses attributable to owners other than the Company are reflected under “noncontrolling interests” in the table above.

10.	Noncontrolling Interests
At the Company, noncontrolling interests typically consist of equity owned by management of the Company’s respective majority-owned affiliates. Net income attributable to noncontrolling interests in the consolidated statements of operations represents the net income allocated to the noncontrolling interest owners of the affiliates. Net income allocated to the noncontrolling interest owners was $0.8 million for both the three months ended June 30, 2012 and 2011, and $1.6 million and $1.5 million for the six months ended June 30, 2012 and 2011, respectively. To the extent that the increase in the estimated maximum redemption amounts exceeds the net income attributable to the noncontrolling interests, such excess reduces net income available to common shareholders for purposes of EPS computations.
Noncontrolling interests which are not redeemable as provided in ASC 480, are included in shareholders’ equity in the consolidated balance sheets, and include the capital and undistributed profits owned by the noncontrolling partner. The Company had no noncontrolling interests included in shareholder's equity at June 30, 2012 and December 31, 2011.
Each affiliate operating agreement provides the Company and/or the noncontrolling interests with contingent call or put redemption features used for the orderly transfer of noncontrolling equity interests between the affiliate minority shareholders and the Company at fair value. Fair value is generally defined in the operating agreements as a multiple of earnings before interest, taxes, depreciation, and amortization. The aggregate amount of such redeemable noncontrolling interests at the estimated maximum redemption amounts of $19.2 million and $21.7 million are included in the accompanying consolidated balance sheets at June 30, 2012 and December 31, 2011, respectively. The Company may liquidate these noncontrolling interests with cash, shares of the Company’s common stock, or other forms of consideration dependent on the operating agreement. These agreements are discussed in Part II. Item 8. "Financial Statements and Supplementary Data – Note 16: Noncontrolling Interests" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
Generally, these put and call options refer to shareholder rights of both the Company and the noncontrolling interests of the Company's majority-owned affiliate companies. The affiliate company noncontrolling interests generally take the form of LLC units, profits interests, or common stock (collectively, the "noncontrolling equity interests"). In most circumstances, the put and call options generally relate to the Company's right and, in some cases, obligation to purchase and the noncontrolling equity interests’ right to sell their equity interests. There are various events that could cause the puts or calls to be exercised, such as a change in control, death, disability, retirement, resignation or termination. The puts and calls are generally to be exercised at the then fair value, as may be defined in the respective agreements. The terms of these rights vary and are governed by the respective individual operating and legal documents that were negotiated at the time of acquisition of the respective affiliates.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the contractually determined maximum redemption values to repurchase the noncontrolling interests at the periods indicated:

	June 30, 2012	December 31, 2011
	(In thousands)
Anchor	$11,762	$12,089
BOS	5,551	5,873
DTC (1)	—	1,924
DGHM	1,908	1,805
Total	$19,221	$21,691
_____________________

(1)	In the second quarter of 2012, the Company completed the sale of its affiliate DTC.
The following table is an analysis of the Company’s redeemable noncontrolling interests for the periods indicated:

	Six months ended
	June 30, 2012	June 30, 2011
	(In thousands)
Redeemable noncontrolling interests at beginning of year	$21,691	$19,598
Net income attributable to noncontrolling interests	1,552	1,525
Distributions	(2,393)	(802)
DTC disposition	(1,470)	—
Adjustments to fair value	(159)	889
Redeemable noncontrolling interests at end of period	$19,221	$21,210

11.	Restructuring
On May 27, 2011, the Company completed the legal consolidation of its four private banks, operating in the New England, San Francisco Bay, Southern California and Pacific Northwest markets, under one unified charter based in Massachusetts. Restructuring charges related to the merger generally consist of severance charges, costs to terminate contracts, legal, audit and consulting costs, and other costs. The Company estimates that such charges will result in approximately $9.1 million in restructuring expense, of which $8.8 million has been expensed in 2011 and the first six months of 2012. The Company has substantially completed the restructuring as planned in the first half of 2012. Restructuring expenses incurred in 2011 and the first six months of 2012 by the Private Banking segment amounted to $6.2 million, with the remaining $2.6 million incurred by the Holding Company. The following table summarizes the restructuring activity for the three and six months ended June 30, 2012 and 2011.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Severance Charges	Contract Termination Fees	Professional Expenses	Other Associated Costs	Total
	(In thousands)
Accrued charges at December 31, 2010	$—	$—	$—	$—	$—
Costs incurred	1,161	—	815	6	1,982
Costs paid	—	—	(143)	(6)	(149)
Accrued charges at March 31, 2011	1,161	—	672	—	1,833
Costs incurred	2,500	571	783	450	4,304
Costs paid	(394)	—	(688)	(450)	(1,532)
Accrued charges at June 30, 2011	$3,267	$571	$767	$—	$4,605

Accrued charges at December 31, 2011	$2,658	$211	$230	$—	$3,099
Costs incurred	(1)	—	128	8	135
Costs paid	(459)	—	(254)	(8)	(721)
Accrued charges at March 31, 2012	2,198	211	104	—	2,513
Costs incurred	22	255	183	104	564
Costs paid	(1,029)	(255)	(287)	(104)	(1,675)
Adjustments to restructuring costs	(10)	—	—	—	(10)
Accrued charges at June 30, 2012	$1,181	$211	$—	$—	$1,392

12.	Recent Accounting Pronouncements
In May 2011, the FASB issued new guidance, ASU 2011-04. The amendments in this update further clarify the requirements in U.S. GAAP for measuring fair value and enhance the disclosures for information about fair value measurements. The new guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and its adoption did not have a significant impact on the Company's consolidated financial statements.
In June 2011, the FASB issued new guidance, ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under this new guidance, an entity must present the components of net income and comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance eliminates the option to present other comprehensive income in the statement of shareholders’ equity. The new guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05, which defers indefinitely certain changes related to the presentation of reclassification adjustments in ASU 2011-05. The adoption of this ASU did not have a material effect on the Company's consolidated financial statements.
In September 2011, the FASB issued new guidance, ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This new guidance allows entities to perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value in order to determine if quantitative testing is required. This qualitative assessment is optional and is intended to reduce the cost and complexity of annual goodwill impairment tests. The new guidance was effective for annual and interim impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption was allowed provided the entity had not yet performed its 2011 impairment test or issued its financial statements. The adoption of this ASU for the Company's fourth quarter 2012 impairment testing is not expected to have a material effect on the Company's consolidated financial statements.

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
The Company evaluated subsequent events through the date the accompanying unaudited interim consolidated financial statements were issued. Pursuant to the requirements of ASC 855, Subsequent Events, there were no events or transactions during the subsequent event reporting period that required disclosure in the unaudited consolidated interim financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As of and for the three and six months ended June 30, 2012
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

Executive Summary
The Company offers a wide range of wealth management services to high net worth individuals, families, businesses and select institutions through its three reportable segments: Private Banking, Investment Management, and Wealth Advisory. This Executive Summary provides an overview of the most significant aspects of our operating segments and the Company's operations in the second quarter of 2012. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

	Three months ended June 30,			% Change
	2012	2011	Change
	(In thousands, except per share data)
Total revenues	$74,605	$76,686	$(2,081)	(3)%
Provision/ (credit) for loan losses	1,700	(2,190)	3,890	nm
Total operating expenses	55,335	60,910	(5,575)	(9)%
Net income/ (loss) from continuing operations	12,330	13,769	(1,439)	(10)%
Net income/ (loss) attributable to noncontrolling interests	759	777	(18)	(2)%
Net income/ (loss) attributable to the Company	14,161	14,545	(384)	(3)%
Diluted earnings/ (loss) per share:
From continuing operations	$0.14	$0.15	$(0.01)	(7)%
From discontinued operations	$0.03	$0.02	$0.01	50%
Attributable to common shareholders	$0.17	$0.17	$—	—%
________________

nm	= not meaningful
Net income attributable to the Company was $14.2 million for the three months ended June 30, 2012, compared to $14.5 million in the same period of 2011. The Company recognized diluted earnings per share of $0.17 for the three months ended June 30, 2012, compared to diluted earnings per share of $0.17 for the same period of 2011.
Key items that affected the Company's results in the second quarter 2012 compared to the same period of 2011 include:

▪
The Company experienced strong loan growth, particularly in the Southern California and Pacific Northwest markets. In Southern California, the loan portfolio has increased 39% since December 31, 2011, and the Pacific Northwest loan portfolio has increased 19% over the same period.

▪
The low interest rate environment continues to affect net interest income. Net interest margin ("NIM") increased 5 basis points to 3.35% for the three months ended June 30, 2012 as compared to the same period in 2011; however, this increase was largely due to large prepayment penalties as well as interest income recoveries on nonaccruing loans in the second quarter of 2012.

▪
The credit quality of the loan portfolio is improving. Since December 31, 2011, the Company has experienced decreases in past due and special mention loans. Loans 30-89 days past due have decreased 47% to $14.2 million at June 30, 2012 from $27.0 million at December 31, 2011. Nonaccruing loans have declined $0.8 million from $68.1 million at December 31, 2011 to $67.4 million at June 30, 2012. Special mention loans have decreased 35% to $92.9 million at June 30, 2012 from $143.1 million at December 31, 2011; however, accruing classified loans have increased 41% to $138.3 million at June 30, 2012 from 98.2 million at December 31, 2011. The increase in accruing classified loans was primarily related to a few large loans where the borrower either lost a tenant or was notified by a current tenant that they would not be renewing their lease. In these situations the appraised value of the commercial property generally declines which can lead to the loan being downgraded depending upon the loan balance as compared to the updated appraised value.

▪
Lower operating expenses. Total operating expenses have declined $5.6 million, or 9%, from $60.9 million for the three months ending June 30, 2011 to $55.3 million for the same period in 2012. The majority of the decrease was related to the Bank restructuring charges in 2011 and lower professional services related to loan workout in 2012. These decreases were partially offset by higher expenses in other areas such as occupancy and equipment, and salaries and benefits.

The Company's Private Banking segment reported net income attributable to the Company of $13.0 million in the second quarter of 2012, compared to net income of $12.6 million in the same period of 2011. The $0.4 million, or 3% increase in net income was a result of a decrease in professional services expense and restructuring expense, offset by decreased revenue and increased provision for loan losses for the three months ended June 30, 2012.
The Company's Investment Management segment reported net income attributable to the Company of $0.8 million in the second quarter of 2012, compared to net income attributable to the Company of $1.1 million in the same period of 2011. The $0.4 million, or 31%, decrease was primarily due to a $0.7 million, or 7%, decrease in investment management and trust fees for the second quarter of 2012 compared to the same period in 2011, partially offset by decreased expenses driven by the revenue decline, such as commissions and bonuses tied to revenue. The decrease in investment management and trust fees was related to net outflows from March 31, 2011 through March 31, 2012, as most fee-based revenue is determined based on beginning-of-period AUM data. AUM decreased $0.3 billion, or 4%, from June 30, 2011 to June 30, 2012, primarily due to net outflows, partially offset by investment performance during the fourth quarter of 2011 and first quarter of 2012.
The Company's Wealth Advisory segment reported net income attributable to the Company of $1.1 million in the second quarter of 2012, consistent with net income attributable to the Company of $1.1 million in the same period of 2011. A $0.6 million, or 7%, increase in wealth advisory fee revenue was offset by a $0.5 million, or 8%, increase in operating expenses, particularly professional services expense. AUM increased $0.3 billion, or 4%, from June 30, 2011 to June 30, 2012, all of which related to net inflows.

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

Financial Condition

Condensed Consolidated Balance Sheets and Discussion

	June 30, 2012	December 31, 2011	Increase/ (decrease)	% Change
	(In thousands)
Assets:
Total cash and investments	$880,277	$1,091,564	$(211,287)	(19)%
Loans held for sale	12,336	12,069	267	2%
Total loans	5,091,128	4,651,228	439,900	9%
Less: Allowance for loan losses	99,054	96,114	2,940	3%
Net loans	4,992,074	4,555,114	436,960	10%
Goodwill and intangible assets	136,569	138,749	(2,180)	(2)%
Other assets	242,987	251,876	(8,889)	(4)%
Total assets	$6,264,243	$6,049,372	$214,871	4%
Liabilities and Equity:
Deposits	$4,595,758	$4,530,411	$65,347	1%
Total borrowings	976,988	834,671	142,317	17%
Other liabilities	96,654	96,474	180	—%
Total liabilities	5,669,400	5,461,556	207,844	4%
Redeemable noncontrolling interests	19,221	21,691	(2,470)	(11)%
Total shareholders’ equity	575,622	566,125	9,497	2%
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$6,264,243	$6,049,372	$214,871	4%

Total Assets. Total assets increased $214.9 million, or 4%, to $6.3 billion at June 30, 2012 from $6.0 billion at December 31, 2011. This increase was due to increases in loans, deposits, and borrowings slightly offset by decreases in cash and investments.
Cash and Investments. Total cash and investments (consisting of cash and cash equivalents, investment securities, and stock in the FHLBs) decreased $211.3 million, or 19%, to $0.9 billion, or 14% of total assets at June 30, 2012 from $1.1 billion, or 18% of total assets at December 31, 2011. The decrease was due to the $100.5 million, or 49%, decrease in cash and cash equivalents, and the $110.1 million, or 13%, decrease in investment securities. The decrease in cash and cash equivalents is the net result of short-term fluctuations in liquidity due to changes in levels of deposits, borrowings and loans outstanding. In addition, $15.0 million in cash was used during the first quarter of 2012 to repurchase all of the 5.44 million warrants held by affiliates of the Carlyle Group, and BPFH Director John Morton III.
The Bank has various internal policies and guidelines regarding liquidity, both on and off balance sheet, loans to assets ratio, and limits on the use of wholesale funds. These policies and or guidelines require certain minimum or maximum balances or ratios be maintained at all times. With the recent significant increase in loans without a corresponding increase in deposits, the Bank has relied upon either lowering cash and investments balances or increasing wholesale funds such as FHLB borrowings, federal funds and brokered deposits to fund the majority of their loan growth. In light of the provisions in the Bank's internal liquidity policies and guidelines, the Bank will carefully manage amount and timing of future loan growth along with its relevant liquidity policies and balance sheet guidelines.
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
Investment maturities, principal payments, and sales of the Company's available for sale securities provided $0.3 billion of cash proceeds during the first six months of 2012, which was used to purchase new investments or fund a portion of loan growth. The timing of sales and reinvestments is based on various factors, including management's evaluation of interest rate trends, the credit risk of municipal securities and the Company's liquidity. The sale of investments resulted in recognized net gains for the three and six months ended June 30, 2012 of $0.8 million and $0.9 million, respectively, due primarily to changes in interest rates, the majority of which were previously recorded in unrealized gains within other comprehensive income. The Company's available for sale investment portfolio carried a total of $11.1 million of unrealized gains and $0.4 million of unrealized losses at June 30, 2012, compared to $11.7 million of unrealized gains and $0.6 million of unrealized losses at December 31, 2011.
No impairment losses were recognized through earnings related to available for sale securities during the three and six months ended June 30, 2012 and 2011. The amount of investment securities in an unrealized loss position greater than 12 months as well as the total amount of unrealized losses was not significant and was primarily due to movements in interest rates since the securities were purchased. At June 30, 2012, the Company had no intent to sell any securities in an unrealized loss position at June 30, 2012 and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized losses.
See Part I. Item 1. "Notes to Unaudited Consolidated Financial Statements - Note 4: Investments" for further details of the Company's investment securities.
Loans held for sale. Loans held for sale increased $0.3 million, or 2%, to $12.3 million at June 30, 2012 from $12.1 million at December 31, 2011. Factors affecting the balance of loans held for sale include the timing and volume of residential loans originated for sale in the secondary market. The Bank sells the majority of its fixed rate loans in the secondary market to mitigate interest rate risk.
Goodwill and intangible assets, net. Goodwill and intangible assets decreased $2.2 million, or 2%, to $136.6 million at June 30, 2012 from $138.7 million at December 31, 2011. The decrease is due to amortization of intangible assets. The Company tests goodwill for impairment on an annual basis and between annual dates if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value, in accordance with ASC 350, Intangibles-Goodwill and Other. Management concluded at June 30, 2012 that there were no triggering events during the first six months of 2012. Further declines in AUM at one of the Company's nonbanking affiliates and related revenue losses could potentially lead to future impairment.

Other. Other assets, consisting of OREO, premises and equipment, fees receivable, accrued interest receivable, deferred income taxes, net, other assets, and assets of discontinued operations if any, decreased $8.9 million, or 4%, to $243.0 million at June 30, 2012 from $251.9 million at December 31, 2011. The decrease is primarily due to the decreases in assets of discontinued operations, deferred income taxes, net and OREO, partially offset by increases in other assets.
OREO decreased $2.0 million, or 40%, to $3.1 million at June 30, 2012 from $5.1 million at December 31, 2011. The decrease is primarily due to sales of OREO properties and write downs, partially offset from new loans transitioning into OREO.
Deferred income taxes, net decreased $1.8 million, or 3%, to $65.0 million at June 30, 2012 from $66.8 million at December 31, 2011. The decrease is primarily due to payments made in the first half of 2012. At June 30, 2012, no valuation allowance on the net deferred tax asset was required, other than for capital losses, due primarily to the expectation of future taxable income.
Assets of discontinued operations decreased $10.7 million, or 100%, to none at June 30, 2012 from $10.7 million at December 31, 2011. The decrease is due to the sale of Davidson Trust Company ("DTC") during the second quarter of 2012.
Other assets, which consist primarily of Bank-Owned Life Insurance, prepaid expenses, investment in partnerships, unrealized gains from interest rate derivatives, and other receivables, increased $5.9 million, or 5%, to $121.0 million at June 30, 2012 from $115.1 million at December 31, 2011. The increase is primarily due to increases in the fair value of the rabbi trust investments and other assets, slightly offset by the settlement of certain receivables and amortization of prepaid FDIC insurance.
Deposits. Total deposits increased $65.3 million, or 1%, to $4.6 billion, at June 30, 2012 from $4.5 billion at December 31, 2011.
The following table shows the composition of the Company's deposits at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Balance	as a % of total	Balance	as a % of total
	(In thousands)
Demand deposits	$1,138,175	25%	$1,117,350	25%
NOW	424,281	9%	467,535	10%
Savings	64,235	1%	58,074	1%
Money market	2,119,503	46%	1,966,073	44%
Certificates of deposit under $100,000	225,334	5%	227,000	5%
Certificates of deposit of $100,000 or greater	624,230	14%	694,379	15%
Total deposits	$4,595,758	100%	$4,530,411	100%
Borrowings. Total borrowings (consisting of securities sold under agreements to repurchase, federal funds purchased, FHLB borrowings, and junior subordinated debentures) increased $142.3 million, or 17%, to $1.0 billion at June 30, 2012 from $0.8 billion at December 31, 2011. Federal funds purchased increased $85.0 million, or 100%, to $85.0 million at June 30, 2012 from none at December 31, 2011. From time to time the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. FHLB borrowings increased $94.9 million, or 18%, to $616.7 million at June 30, 2012 from $521.8 million at December 31, 2011. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth and to manage interest rate risk, but can also be used as an additional source of liquidity for the Bank. Repurchase agreements decreased $29.9 million, or 23%, to $100.8 million at June 30, 2012 from $130.8 million at December 31, 2011. The decrease is primarily due to the timing of large repurchase relationships which spanned the year end. Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature. Also during the first half of 2012 the Company repurchased $7.7 million of its junior subordinated debt.

Other. Other liabilities, consisting of liabilities of discontinued operations and other liabilities increased $0.2 million, or 0% to $96.7 million at June 30, 2012 from $96.5 million at December 31, 2011.
Liabilities of discontinued operations decreased $1.7 million, or 100%, to none at June 30, 2012 from $1.7 million at December 31, 2011. The decrease is due to the sale of DTC during the second quarter of 2012.
Other liabilities, which consist primarily of accrued interest, accrued bonus, unrealized losses from interest rate derivatives, and other accrued expenses increased $1.8 million, or 2%, to $96.7 million at June 30, 2012 from $94.8 million at December 31, 2011. The increase is primarily due to increased taxes payable.

Loan Portfolio and Credit Quality
Loans. Total portfolio loans increased $439.9 million, or 9%, to $5.1 billion, or 81%, of total assets at June 30, 2012, from $4.7 billion, or 77%, of total assets at December 31, 2011. Increases in residential loans of $168.3 million, or 9%, commercial real estate loans of $154.4 million, or 9%, commercial and industrial loans of $131.3 million, or 19%, and construction and land loans of $10.4 million, or 7%, were slightly offset by a decrease in home equity and other consumer loans of $24.4 million, or 8%. The Company does not expect the current rate of loan growth to continue for the remaining six months of 2012.
The Bank's loans are affected by the economic and real estate markets in which they are located. Generally, commercial real estate, construction, and land loans are affected more than residential loans in an economic downturn.
Geographic concentration. The following table details the Bank's outstanding loan balance concentrations at June 30, 2012 based on the location of the lender's regional offices. Net loans from the Holding Company to certain principals of the Company's affiliate partners, and loans at the Company's non-banking segments are identified as "Other, net."

	Commercial and Industrial		Commercial Real Estate		Construction and Land		Residential		Home Equity and Other Consumer
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
New England	$666,145	81%	$663,038	36%	$108,874	66%	$1,247,117	63%	$220,011	75%
San Francisco Bay	66,586	8%	679,358	37%	44,628	27%	392,340	20%	53,549	19%
Southern California	38,625	5%	335,924	19%	7,492	5%	281,113	14%	15,054	5%
Pacific Northwest	47,014	6%	145,253	8%	3,128	2%	71,117	3%	4,065	1%
Other, net	—	—%	—	—%	—	—%	—	—%	697	—%
Total	$818,370	100%	$1,823,573	100%	$164,122	100%	$1,991,687	100%	$293,376	100%
The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $99.1 million and $96.1 million at June 30, 2012 and December 31, 2011, respectively.
The allowance for loan losses at June 30, 2012 increased $2.9 million, or 3%, from December 31, 2011. The increase in the allowance for loan losses primarily reflects the increase in the loan portfolio and additional classified loans partially offset by lower quantitative loss factors as a result of recent lower average net charge-offs as well as reduced levels of special mention loans. The allowance for loan losses as a percentage of total loans decreased 12 basis points to 1.95% at June 30, 2012 from 2.07% at December 31, 2011 as a result of the improving credit risk profile of the Bank. See Part I. Item 1. "Notes to Unaudited Consolidated Financial Statements - Note 7: Allowance for Loan Losses" for an analysis of the Company’s allowance for loan losses.

An analysis of the risk in the loan portfolio, which includes significant management judgment, is used to determine the estimated appropriate amount of the allowance for loan losses. The Company's allowance for loan losses is comprised of three primary components (general reserve, allocated reserves on non-impaired special mention and accruing classified loans, and allocated reserves on impaired loans). In addition, the unallocated portion of the allowance for loan losses, which is not considered a significant component of the overall allowance for loan losses, primarily relates to a general assessment of the potential variability of applicable qualitative factors subject to a higher degree of variability. See Part I. Item 1. "Notes to Unaudited Consolidated Financial Statements - Note 7: Allowance for Loan Losses" and the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for further information.
The following table presents a summary by geography of loans charged-off, net of recoveries, for the three and six months ended June 30, 2012 and 2011, respectively. The geography assigned to the Private Banking data is based on the location of the lender's regional offices.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net loans (charged-off)/ recovered:
New England	$(576)	$(127)	$(917)	$(1,401)
San Francisco Bay	117	(2,036)	(1,863)	(13,325)
Southern California	(38)	3,552	(110)	4,638
Pacific Northwest	(51)	(739)	130	(733)
Total net loans (charged-off)/ recovered	$(548)	$650	$(2,760)	$(10,821)
Net charge-offs of $0.5 million were recorded in the second quarter of 2012, compared to $0.7 million in net recoveries in the same period of 2011. The Company believes that commercial real estate loans represent the greatest risk of loss due to the size of the portfolio and nature of the commercial real estate market. Economic and business conditions continue to have a significant impact on the loan portfolio. This can be seen in the current economic downturn where, as businesses downsize, vacancy rates increase which can lead to financial difficulties for the borrower. Commercial real estate loans have been impacted by the current economic climate which has resulted in weakened demand for retail and office space, lower lease rates, and reduced collateral values. Of the $2.8 million in net charge-offs recorded in the first six months of 2012, $2.0 million were in commercial and industrial loans, $1.3 million were in residential loans, $0.1 million were consumer loans offset by net recoveries of $0.5 million on construction and land loans and $0.1 million in home equity loans. In the first six months of 2012, $3.3 million in charge-offs on commercial real estate loans were offset by recoveries of $3.3 million.
Nonperforming assets. The Company's nonperforming assets include nonaccrual loans and OREO. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of deeds in lieu of foreclosure. In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Such restructured loans are generally included in impaired loans. Nonperforming assets decreased $2.8 million, or 4%, to $70.4 million, or 1.12% of total assets at June 30, 2012, from $73.2 million, or 1.21% of total assets at December 31, 2011.

Rollforwards of nonaccrual loans for the three and six months ended June 30, 2012 and 2011 are presented in the table below:

	At and for the three months ended June 30,		At and for the six months ended June 30,
	2012	2011	2012	2011
	(In thousands)
Nonaccrual loans, beginning of period	$72,666	$111,236	$68,109	$105,465
Transfers in to nonaccrual status	9,721	40,313	29,332	73,663
Transfers out to OREO	(903)	(5,590)	(903)	(8,901)
Transfers in from/ (out to) loans held for sale	—	—	—	526
Transfers out to accrual status	(2,429)	(41,849)	(11,196)	(42,457)
Charge-offs	(4,343)	(4,359)	(7,220)	(16,883)
Paid off/ paid down	(7,355)	(19,809)	(10,765)	(31,471)
Nonaccrual loans, end of period	$67,357	$79,942	$67,357	$79,942
The following tables are a summary of the Private Banking credit quality and concentration data by geography, based on the location of the lender's regional offices:

	June 30, 2012	December 31, 2011
	(In thousands)
Nonaccrual loans:
New England	$29,733	$33,411
San Francisco Bay	28,350	25,598
Southern California	7,273	7,323
Pacific Northwest	2,001	1,777
Total nonaccrual loans	$67,357	$68,109
Loans 30-89 days past due and accruing:
New England (1)	$3,303	$9,866
San Francisco Bay	7,270	11,446
Southern California	3,058	5,677
Pacific Northwest	565	—
Total loans 30-89 days past due	$14,196	$26,989
Accruing classified loans:
New England	$50,343	$23,133
San Francisco Bay	62,736	57,199
Southern California	20,098	15,723
Pacific Northwest	5,084	2,186
Total accruing classified loans	$138,261	$98,241
_____________________

(1)	Loans 30-89 days past due and accruing include an additional $31 thousand and $32 thousand of accruing loans that were 90 days or greater past due at June 30, 2012 and December 31, 2011, respectively.
Of the $67.4 million of loans on nonaccrual status at June 30, 2012, $45.2 million, or 67%, had a current payment status. Of the $68.1 million of nonaccrual loans at December 31, 2011, $47.2 million, or 69%, had a current payment status. In these situations, despite the loan's current payment status, if the Bank has reason to believe it may not collect all principal and interest on the loan in accordance with the related contractual terms, the Bank will generally discontinue the accrual of interest income and apply any payments received to principal. See Part I. Item 1. "Notes to Unaudited Consolidated Financial Statements - Note 6: Loans Receivable" for additional detail on the payment status of nonaccrual loans.

The following tables are a summary of the Private Banking credit quality and concentration data by loan type. The loan type assigned to the Private Banking credit quality data is based on the purpose of the loan.

	June 30, 2012	December 31, 2011
	(In thousands)
Nonaccrual loans:
Commercial and industrial	$6,544	$3,759
Commercial real estate	30,631	38,581
Construction and land	8,633	7,772
Residential	20,738	17,513
Home equity and other consumer	811	484
Total nonaccrual loans	$67,357	$68,109
Loans 30-89 days past due and accruing:
Commercial and industrial	$3,665	$1,648
Commercial real estate	9,033	8,915
Construction and land (1)	325	106
Residential	903	14,407
Home equity and other consumer	270	1,913
Total loans 30-89 days past due	$14,196	$26,989
Accruing classified loans:
Commercial and industrial	$12,969	$22,249
Commercial real estate	112,983	63,105
Construction and land	2,747	3,754
Residential	7,691	7,255
Home equity and other consumer	1,871	1,878
Total accruing classified loans	$138,261	$98,241
_____________________

(1)	Loans 30-89 days past due and accruing include an additional $31 thousand and $32 thousand of accruing loans that were 90 days or greater past due at June 30, 2012 and December 31, 2011, respectively.
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
Delinquencies. At June 30, 2012, accruing loans with an aggregate balance of $14.2 million, or 0.28% of total loans, were 30-89 days past due, a decrease of $12.8 million, or 47%, compared to $27.0 million, or 0.58%, of total loans, at December 31, 2011. Loan delinquencies are generally the result of deteriorating economic conditions of the region and the resulting liquidity impact upon the client. The payment performance of delinquent clients can vary from month to month. Further deterioration in the credit condition of these delinquent loans could lead to the loans going to nonaccrual status and/or being downgraded with respect to the loan grades. Downgrades would generally result in additional provision for loan losses. If the loan is downgraded to nonaccrual, the loan would generally be considered impaired and an impairment analysis is performed to determine the amount of impairment, if any. Based on the impairment analysis, the provision could be higher or lower than the amount of provision associated with a loan prior to its classification as impaired. Past due loans may be included with accruing classified loans.

The Bank's policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest in accordance with the contractual terms of the loan agreement is in doubt. When management determines that it is probable that the Bank will not collect all principal and interest on a loan in accordance with the original loan terms, the loan is designated as impaired. Impaired loans totaled $88.1 million as of June 30, 2012, a decrease of $1.7 million, or 2%, as compared to $89.8 million at December 31, 2011. At June 30, 2012, $43.1 million of the impaired loans had $5.9 million in specific allocations to the general reserve. The remaining $45.0 million of impaired loans did not have specific allocations due primarily to the adequacy of collateral, prior charge-offs taken, or previous interest collected and applied to principal. At December 31, 2011, $32.0 million of impaired loans had $4.2 million in specific allocations to the general reserve, and the remaining $57.8 million of impaired loans did not have specific allocations.
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
In certain instances, although very infrequent, loans that have become 90 days past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were less than $0.1 million of loans past due 90 days or more and still accruing interest at June 30, 2012 and December 31, 2011.
The Bank's general policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six months). For troubled debt restructured loans ("TDRs"), a return to accrual status requires timely payments (for a period of six months), along with meeting other criteria. TDRs are assessed on a case-by-case basis.
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. These loans are classified as TDRs and are included in impaired loans. These TDRs typically result from the Company's loss mitigation activities which, among other activities, could include rate reductions, payment extensions, and/ or principal forgiveness. TDRs totaled $57.2 million and $55.3 million at June 30, 2012 and December 31, 2011, respectively. Of the $57.2 million in TDR loans at June 30, 2012, $26.7 million were on accrual status. Of the $55.3 million in TDR loans at December 31, 2011, $27.4 million were on accrual status.
The Bank continues to evaluate the underlying collateral of each nonaccruing loan and pursue the collection of interest and principal. Where appropriate, the Bank obtains updated appraisals on the collateral. Please refer to Part I. Item 1. "Financial Statements and Supplementary Data—Note 6: Loans Receivable" for further information on nonaccruing loans.
Potential Problem Loans. Loans that evidence weakness or potential weakness related to repayment history, the borrower's financial condition, or other factors are reviewed by the Bank's management to determine if the loan should be adversely classified. Delinquent loans may or may not be adversely classified depending upon management's judgment with respect to each individual loan. The Company classifies certain loans as "substandard," "doubtful," or "loss" based on criteria consistent with guidelines provided by banking regulators. Potential problem loans consist of classified accruing loans that were less than 90 days past due, but where known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Triggering events for loan downgrades include updated appraisal information, inability of borrowers to cover debt service payments, loss of tenants or notification by the tenant of non-renewal of lease, inability of borrowers to sell completed construction projects, and the inability of borrowers to complete the sale of property. Accordingly, there can be no assurance that other loans will not become 90 days or more past due and be placed on nonaccrual, be restructured, or require increased allowance coverage and provision for loan losses.

The Company has identified approximately $138.3 million in potential problem loans at June 30, 2012, an increase of $40.1 million, or 41%, as compared to $98.2 million at December 31, 2011. The increase consists primarily of commercial real estate loans which increased by $49.9 million, or 79%, to $113.0 million at June 30, 2012 as compared to $63.1 million at December 31, 2011. The increase in the second quarter of 2012 is primarily due to a small number of large loans in which the borrower has either lost a tenant, received notification of a tenant leaving, or has difficulty leasing a vacant space. When there is a loss of a major tenant in a commercial real estate building, the appraised value of the building generally declines. Loans may be downgraded when this occurs as a result of the additional risk to the borrower in obtaining a new tenant in a timely manner and negotiating a lease with similar or better terms than the previous tenant. The appraised value of the property may be adversely impacted, lowering the loan-to-value ratio. In many cases, these loans are still current and paying as agreed, although future performance may be impacted if higher levels of vacancies continue.
The increase in accruing classified loans consists primarily of commercial real estate loans which increased by $49.9 million, or 79%, to $113.0 million at June 30, 2012 as compared to $63.1 million at December 31, 2011. There are numerous factors which contributed to this increase including the prolonged economic downturn. These factors negatively affect our borrowers' liquidity and, in some cases, our borrowers' ability to comply with loan covenants such as debt service coverage.
Generally when a collateral dependent loan becomes impaired, an updated appraisal of the collateral, if appropriate, is obtained. If the impaired loan has not been upgraded to a performing status within a reasonable amount of time, the Bank continues to obtain newer appraisals, approximately every 12 to 18 months or sooner, if deemed necessary, especially during periods of declining values.
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
At June 30, 2012, the Company's cash and cash equivalents amounted to $102.8 million. The Holding Company's cash and cash equivalents amounted to $94.1 million. Management believes that the Company and the Holding Company have adequate liquidity to meet their commitments for the foreseeable future.
Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At June 30, 2012, consolidated cash and cash equivalents and securities available for sale, less securities pledged, amounted to $0.3 billion, or 5% of total assets, compared to $0.9 billion, or 14% of total assets at December 31, 2011. The $0.5 billion, or 60% decrease in the Company's consolidated cash and cash equivalents and securities available for sale, less securities pledged is primarily due to the rapid loan growth experienced in the first six months of 2012. Future loan growth may depend upon the Company's ability to grow its core deposit levels. In addition, the Company has access to available borrowings through the FHLB totaling $552.8 million as of June 30, 2012 compared to $509.5 million at December 31, 2011. Combined, this liquidity totals $0.9 billion, or 14% of assets and 19% of total deposits as of June 30, 2012 compared to $1.4 billion, or 23% of assets and 30% of total deposits as of December 31, 2011.

As discussed above in Financial Conditions, the Bank has various internal policies and guidelines regarding liquidity, both on and off balance sheet, loans to assets ratio, and limits on the use of wholesale funds. These policies and or guidelines require certain minimum or maximum balances or ratios be maintained at all times. With the recent significant increase in loans without a corresponding increase in deposits, the Bank has relied upon either lowering cash and investments balances or increasing wholesale funds such as FHLB borrowings, federal funds and brokered deposits to fund the majority of their loan growth. In light of the provisions in the Bank's internal liquidity policies and guidelines, the Bank will carefully manage amount and timing of future loan growth along with its relevant liquidity policies and balance sheet guidelines.
Holding Company Liquidity. The Company and some of the Company's majority-owned affiliates hold put and call options that would require the Company to purchase (and the majority-owned affiliates to sell) the remaining noncontrolling interests in these companies at the then fair value generally as determined by the respective agreements. At June 30, 2012, the estimated maximum redemption value for these affiliates related to outstanding put options was $19.2 million, all of which could be redeemed within the next 12 months, under certain circumstances, and is classified on the consolidated balance sheets as redeemable noncontrolling interests. These put and call options are discussed in detail in Part II. Item 8. "Financial Statements and Supplementary Data - Note 16: Noncontrolling Interests" of the Company's Annual Report on Form 10-K for the year ended December 31, 2011.
The Holding Company's primary sources of funds are dividends from its affiliates, access to the capital and debt markets, and private equity investments. The Holding Company recognized $4.1 million in net income from discontinued operations during the six months ended June 30, 2012. The majority of this amount related to a revenue sharing agreement with Westfield Capital Management Company, LLC ("Westfield"). The Company also received cash proceeds from the sale of DTC in the second quarter of 2012. Additionally, the Holding Company may receive additional contingent consideration in future years. However, other than the revenue sharing agreement with Westfield, divestitures are not ongoing sources of funds for the Holding Company. Dividends from the Bank are limited by various regulatory requirements relating to capital adequacy and retained earnings. See Part II. Item 5. "Market for Registrant's Common Equity, Related Stockholders Matters, and Issuers Purchases of Equity Securities" in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for further details.
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
The Company is required to pay interest quarterly on its junior subordinated debentures. Since 2010, the Company has been a party to an interest rate swap to hedge a portion of the cash flow associated with a junior subordinated debenture which converted from a fixed rate to a floating rate on December 30, 2010. The estimated cash outlay for the remaining six months of 2012 for the interest payments, including the effect of the cash flow hedge, is approximately $3.3 million based on the debt outstanding at June 30, 2012 and estimated LIBOR.
The Company presently plans to pay cash dividends on its common stock on a quarterly basis dependent upon a number of factors such as profitability, Holding Company liquidity, and the Company's capital levels. However, the ultimate declaration of dividends by the board of directors of the Company will depend on a review of such issues including recent financial trends and internal forecasts, regulatory limitations, alternative uses of capital deployment, general economic conditions, and pending regulatory changes to capital requirements. Based on the current dividend rate and estimated shares outstanding, the Company estimates the amount to be paid out in the remaining six months of 2012 for dividends to common shareholders will be approximately $1.6 million. Based on the Company's preferred stock outstanding and the dividend rate, the Company expects to pay $0.1 million in cash dividends on preferred stock in the remaining six months of 2012. The estimated dividend payments in 2012 could increase or decrease if the Company's board of directors voted to increase or decrease, respectively, the current dividend rate.

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
From time to time the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. The Bank had unused federal fund lines of credit totaling $131.0 million with correspondent institutions to provide it with immediate access to overnight borrowings. At June 30, 2012, the Bank had outstanding borrowings of $85.0 million under these federal fund lines. At December 31, 2011, the Bank had no outstanding borrowings under these federal funds lines.
If the Bank was no longer able to utilize the FHLB for borrowing, collateral currently used for FHLB borrowings could be transferred to other facilities such as the Federal Reserve's discount window. In addition, the Bank could increase its usage of brokered certificates of deposit. Other borrowing arrangements may have higher rates than the FHLB would typically charge.

Capital Resources
Total shareholders’ equity at June 30, 2012 was $575.6 million, compared to $566.1 million at December 31, 2011, an increase of $9.5 million, or 2%. The increase in shareholders' equity was primarily the result of net income and stock compensation, partially offset by dividends paid and the repurchase of the 5.44 million warrants held by affiliates of The Carlyle Group and BPFH Director John Morton III during the first quarter 2012.
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
To be categorized as "well capitalized," the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the regulatory capital and capital ratios table, below. In addition, the Company and the Bank cannot be subject to any written agreement, order or capital directive or prompt corrective action to be considered "well capitalized." Both the Company and the Bank maintain capital at levels that would be considered "well capitalized" as of June 30, 2012 under the applicable regulations.

The following table presents the Company's and the Bank's amount of regulatory capital and related ratios as of June 30, 2012 and December 31, 2011. Also presented are the capital guidelines established by the Federal Reserve, which pertain to the Company, and by the FDIC, which pertains to the Bank. To be categorized as "adequately capitalized" or "well capitalized", the Company and the Bank must be in compliance with these ratios as long as the Company and/or the Bank are not subject to any written agreement, order, capital directive, or prompt corrective action directive. The Federal Reserve, the FDIC, and the Massachusetts Commissioner of Banks may impose higher capital ratios than those listed below based on the results of regulatory exams.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of June 30, 2012
Total risk-based capital
Company	$656,277	14.34%	$366,010	>8.0%	$457,512	>10.0%
Boston Private Bank	557,929	12.26	363,938	8.0	454,923	10.0
Tier I risk-based capital
Company	559,529	12.23	183,005	4.0	274,507	6.0
Boston Private Bank	500,523	11.00	181,969	4.0	272,954	6.0
Tier I leverage capital
Company	559,529	9.29	240,801	4.0	301,001	5.0
Boston Private Bank	500,523	8.40	238,330	4.0	297,912	5.0

As of December 31, 2011
Total risk-based capital
Company	$644,272	15.22%	$338,742	>8.0%	$423,428	>10.0%
Boston Private Bank	538,643	12.80	336,667	8.0	420,834	10.0
Tier I risk-based capital
Company	535,467	12.65	169,371	4.0	254,057	6.0
Boston Private Bank	485,481	11.54	168,333	4.0	252,500	6.0
Tier I leverage capital
Company	535,467	8.99	238,146	4.0	297,682	5.0
Boston Private Bank	485,481	8.25	235,279	4.0	294,099	5.0
Bank regulatory authorities restrict the Bank from lending or advancing funds to, or investing in the securities of, the Company. Further, these authorities restrict the amounts available for the payment of dividends by the Bank to the Company.
As of June 30, 2012, the Company has sponsored the creation of, or assumed sponsorship of, five statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. In accordance with ASC 810-10-55, Consolidation - Overall - Implementation Guidance and Illustrations - Variable Interest Entities, these statutory trusts created by, or assumed by, the Company are not consolidated into the Company's financial statements; however, the Company reflects the amounts of junior subordinated debentures payable to the preferred stockholders of statutory trusts as debt in its financial statements. As of June 30, 2012, $147.5 million of the net balance of these trust preferred securities qualified as Tier I capital and $19.8 million qualified as Tier II capital. As of December 31, 2011, $141.3 million of the net balance of these trust preferred securities qualified as Tier I capital and $33.6 million qualified as Tier II capital. Tier I capital is included in the calculation of all three capital ratios in the above table, while Tier II capital is only included in the calculation of total risk-based capital in the above table.
For the six months ending June 30, 2012, the Company repurchased $7.7 million of its junior subordinated debentures. Due to the gains on the repurchases, the Company increased the amount of the remaining junior subordinated debentures that qualify as Tier I capital thereby adding to Tier I capital. Tier II capital and total risk-based capital were reduced as the result of these repurchases. Any additional repurchases, which are subject to regulatory approval, would further decrease risk-based capital and the resulting risk-based capital ratio.

Results of operations for the three and six months ended June 30, 2012 versus June 30, 2011
Net Income/ (Loss). The Company recorded net income from continuing operations for the three and six months ended June 30, 2012 of $12.3 million and $21.1 million, respectively, compared to $13.8 million and $12.7 million for the same periods in 2011. Net income attributable to the Company, which includes income/(loss) from both continuing and discontinued operations, for the three and six months ended June 30, 2012 was $14.2 million and $23.7 million, respectively, compared to $14.5 million and $14.4 million, respectively, for the same periods in 2011.

The Company recognized diluted earnings per share from continuing operations for the three and six months ended June 30, 2012 of $0.14 and $0.22 per share, respectively, compared to $0.15 and $0.13 per share, respectively, for the same periods in 2011. Diluted earnings per share attributable to common shareholders, which includes both continuing and discontinued operations, for the three and six months ended June 30, 2012 was $0.17 and $0.28 per share, respectively, compared to $0.17 and $0.17 per share, respectively, for the same periods in 2011. Net income/ (loss) from continuing operations in both 2012 and 2011 was offset by charges that reduce income available to common shareholders. See Part I. Item 1. "Notes to Unaudited Consolidated Financial Statements - Note 2: Earnings Per Share" for further detail on these charges to income available to common shareholders.
The following discussions are based on the Company's continuing operations, unless otherwise stated.
Selected financial highlights are presented in the table below:

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2012	2011		2012	2011
	(In Thousands)
Net interest income	$46,596	$46,034	1%	$91,364	$89,745	2%
Fees and other income	28,009	30,652	(9)%	55,463	59,108	(6)%
Total revenue	74,605	76,686	(3)%	146,827	148,853	(1)%
Provision/ (credit) for loan losses	1,700	(2,190)	nm	5,700	11,160	(49)%
Operating expense	55,335	60,910	(9)%	110,962	120,971	(8)%
Income tax expense/ (benefit)	5,240	4,197	25%	9,091	4,017	nm
Net income/ (loss) from continuing operations	12,330	13,769	(10)%	21,074	12,705	66%
Net income/ (loss) from discontinued operations	2,590	1,553	67%	4,144	3,216	29%
Less: Net income/ (loss) attributable to noncontrolling interests	759	777	(2)%	1,552	1,525	2%
Net income/ (loss) attributable to the Company	$14,161	$14,545	(3)%	$23,666	$14,396	64%
Net interest income. Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference between the average rate earned on total interest-earning assets and the average rate paid on total interest-bearing liabilities. Net interest margin ("NIM") is the amount of net interest income, on a fully taxable-equivalent ("FTE") basis, expressed as a percentage of average interest-earning assets. The average rate earned on earning assets is the amount of annualized taxable equivalent interest income expressed as a percentage of average earning assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities. When credit quality declines and loans are placed on nonaccrual status, NIM can decrease because the same assets are earning less income. Loans that are considered classified but are still accruing interest income of $138.3 million at June 30, 2012 could be placed on nonaccrual status if their credit quality declines further.
Net interest income for the three months ended June 30, 2012 was $46.6 million, an increase of $0.6 million, or 1%, compared to the same period in 2011. Net interest income for the six months ended June 30, 2012 was $91.4 million, an increase of $1.6 million, or 2%, compared to the same period in 2011. The increase for both the three and six months are due to recovery of nonaccrual interest income, prepayment penalties, increase in volume of the loan portfolio and lower average rates paid on the Company's deposits and interest-bearing liabilities. These factors were partially offset by lower average yields on loans. The NIM was 3.35%, and 3.30% for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012, NIM was 3.31%, an increase of six basis points compared to the same period in 2011.
The following tables set forth the composition of the Company's NIM on a FTE basis for the three and six months ended June 30, 2012 and 2011, however the discussion following these tables reflects non-FTE data.

	Average Balance		Interest Income/Expense		Average Yield/Rate
(In Thousands)	At and for the three months ended June 30,
AVERAGE BALANCE SHEET:	2012	2011	2012	2011	2012	2011
AVERAGE ASSETS
Interest-Earning Assets:
Cash and Investments (1):
Taxable investment securities	$337,933	$365,043	$1,078	$1,393	1.28%	1.53%
Non-taxable investment securities (2)	186,030	187,379	1,174	1,401	2.52%	2.99%
Mortgage-backed securities	245,043	228,578	1,604	1,841	2.62%	3.22%
Federal funds sold and other	122,977	461,832	72	281	0.24%	0.24%
Total Cash and Investments	891,983	1,242,832	3,928	4,916	1.76%	1.58%
Loans: (3)
Commercial and Construction (2)	2,691,458	2,400,681	34,470	33,819	5.15%	5.49%
Residential	1,926,628	1,742,769	17,979	19,131	3.73%	4.39%
Home Equity and Other Consumer	292,353	316,268	2,336	2,983	3.23%	3.76%
Total Loans	4,910,439	4,459,718	54,785	55,933	4.48%	4.94%
Total Earning Assets	5,802,422	5,702,550	58,713	60,849	4.06%	4.21%
Less: Allowance for Loan Losses	100,236	103,233
Cash and due from Banks (non-interest bearing)	73,153	31,690
Other Assets (4)	405,190	460,181
TOTAL AVERAGE ASSETS	$6,180,529	$6,091,188
AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
Deposits:
Savings and NOW	$501,759	$517,271	$201	$358	0.16%	0.28%
Money Market	2,067,625	1,910,004	2,147	2,787	0.42%	0.59%
Certificates of Deposits	837,295	1,029,713	2,087	3,156	1.00%	1.23%
Total Deposits	3,406,679	3,456,988	4,435	6,301	0.52%	0.73%
Junior Subordinated Debentures	177,566	192,416	1,690	1,905	3.77%	3.96%
FHLB Borrowings and Other	707,315	644,084	4,187	4,780	2.34%	2.94%
Total Interest-Bearing Liabilities	4,291,560	4,293,488	10,312	12,986	0.96%	1.21%
Noninterest Bearing Demand Deposits	1,190,428	1,128,330
Payables and Other Liabilities (4)	109,578	118,707
Total Average Liabilities	5,591,566	5,540,525
Redeemable Noncontrolling Interests	20,254	20,613
Average Shareholders' Equity	568,709	530,050
TOTAL AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS' EQUITY	$6,180,529	$6,091,188
Net Interest Income - on a FTE Basis			$48,401	$47,863
FTE Adjustment (2)			1,805	1,829
Net Interest Income (GAAP Basis)			$46,596	$46,034
Interest Rate Spread					3.10%	3.00%
Net Interest Margin					3.35%	3.30%

	Average Balance		Interest Income/Expense		Average Yield/Rate
(In Thousands)	At and for the six months ended June 30,
AVERAGE BALANCE SHEET:	2012	2011	2012	2011	2012	2011
AVERAGE ASSETS
Interest-Earning Assets:
Cash and Investments (1):
Taxable investment securities	$357,533	$361,988	$2,335	$2,773	1.31%	1.52%
Non-taxable investment securities (2)	190,220	194,789	2,497	3,043	2.63%	3.12%
Mortgage-backed securities	248,516	231,887	3,206	3,648	2.58%	3.15%
Federal funds sold and other	126,477	497,028	221	600	0.35%	0.24%
Total Cash and Investments	922,746	1,285,692	8,259	10,064	1.79%	1.57%
Loans: (3)
Commercial and Construction (2)	2,641,302	2,423,320	67,164	66,134	5.11%	5.42%
Residential	1,892,347	1,714,044	35,806	37,860	3.78%	4.42%
Home Equity and Other Consumer	306,260	306,302	5,096	5,863	3.35%	3.84%
Total Loans	4,839,909	4,443,666	108,066	109,857	4.48%	4.93%
Total Earning Assets	5,762,655	5,729,358	116,325	119,921	4.05%	4.17%
Less: Allowance for Loan Losses	98,854	101,460
Cash and due from Banks (non-interest bearing)	88,808	32,644
Other Assets (4)	431,091	462,570
TOTAL AVERAGE ASSETS	$6,183,700	$6,123,112
AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
Deposits:
Savings and NOW	$517,291	$529,671	$532	$732	0.21%	0.28%
Money Market	2,020,871	1,873,025	4,283	5,602	0.43%	0.60%
Certificates of Deposits	882,885	1,056,952	4,523	6,617	1.03%	1.26%
Total Deposits	3,421,047	3,459,648	9,338	12,951	0.55%	0.75%
Junior Subordinated Debentures	179,355	192,938	3,443	3,797	3.80%	3.94%
FHLB Borrowings and Other	708,463	670,910	8,566	9,693	2.39%	2.87%
Total Interest-Bearing Liabilities	4,308,865	4,323,496	21,347	26,441	0.99%	1.23%
Noninterest Bearing Demand Deposits	1,175,414	1,135,483
Payables and Other Liabilities (4)	111,551	118,575
Total Average Liabilities	5,595,830	5,577,554
Redeemable Noncontrolling Interests	20,886	20,241
Average Shareholders' Equity	566,984	525,317
TOTAL AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS' EQUITY	$6,183,700	$6,123,112
Net Interest Income - on a FTE Basis			$94,978	$93,480
FTE Adjustment (2)			3,614	3,735
Net Interest Income (GAAP Basis)			$91,364	$89,745
Interest Rate Spread					3.06%	2.94%
Net Interest Margin					3.31%	3.25%

________________________

(1)	Investments classified as available for sale are shown in the average balance sheet at amortized cost.

(2)	Interest income on non-taxable investments and loans is presented on a FTE basis using statutory rates. The discussion following these tables reflects non-FTE data.

(3)	Includes loans held for sale and nonaccrual loans.

(4)	Includes assets and liabilities of discontinued operations.
Interest and Dividend Income. Interest and dividend income for the three months ended June 30, 2012 was $56.9 million, a decrease of $2.1 million, or 4%, compared to the same period in 2011. Interest and dividend income for the six months ended June 30, 2012 was $112.7 million, a decrease of $3.5 million, or 3%, compared to the same period in 2011. The decrease was primarily due to lower loan yields, offset by increased loan volume, and a shift in the mix of interest-bearing assets from cash and investments into the loan portfolio.
Interest income on commercial loans (including construction loans), on a non-FTE basis, for the three months ended June 30, 2012 was $33.1 million, an increase of $0.6 million, or 2%, compared to the same period in 2011 as a result of a 12% increase in the average balance, partially offset by a 49 basis point decrease in the average yield. For the six months ended June 30, 2012, commercial interest income was $64.4 million, an increase of $1.0 million, or 2%, compared to the same period in 2011 as a result of a 9% increase in the average balance, partially offset by a 35 basis point decrease in the average yield. The increase in the average balance is related to the organic growth of the commercial loan portfolio at the Bank, as discussed above in Part I. Item 2. "Management's Discussion and Analysis - Loan Portfolio and Credit Quality." The decrease in the average yield is the result of market conditions leading to lower rates due to competition for higher quality loans and lower client demand.
In the three months ending June 30, 2012, the Bank's commercial loan interest income and related yield were positively impacted by a large interest recovery on a nonaccruing loan that paid off as well as the collection of unrelated loan prepayment penalties. The Bank generally has interest income that is either recovered or reversed related to nonaccruing loans each quarter. Based on the net amount recovered or reversed, the impact on interest income can be either positive or negative. In the three months ending June 30, 2012, the net recovery of interest income was higher than prior quarters. Also, the Bank collects prepayment penalties on certain commercial loans that pay off prior to maturity. The amount and timing of prepayment penalties varies from quarter to quarter. The amount of prepayment penalties collected in the three months ending June 30, 2012 were also higher than prior quarters.
Interest income on residential mortgage loans for the three months ended June 30, 2012 was $18.0 million, a decrease of $1.2 million, or 6%, compared to the same period in 2011 as a result of a 66 basis point decrease in the average yield, partially offset by an 11% increase in the average balance. For the six months ended June 30, 2012, residential mortgage interest income was $35.8 million, a decrease of $2.1 million, or 5%, as a result of a 64 basis point decrease in the average yield, partially offset by a 10% increase in the average balance. The decrease in the average yield was primarily due to adjustable rate mortgage ("ARM") loans repricing to lower rates, clients refinancing into lower rates and new loan originations at historically low rates. The decline in U.S. Treasury yields, the index to which the ARMs are typically linked, has decreased the yields on these mortgage loans. The increase in the average balances was due to the organic growth of the residential loan portfolio at the Bank.
Interest income on home equity and other consumer loans for the three months ended June 30, 2012 was $2.3 million, a decrease of $0.6 million, or 22%, compared to the same period in 2011, as a result of a 53 basis point decrease in the average yield and an 8% decrease in the average balance. For the six months ended June 30, 2012, home equity and other consumer loan interest income was $5.1 million, a decrease of $0.8 million, or 13%, compared to the same period in 2011, as a result of a 49 basis point decrease in the average yield. The decrease in average yield is primarily due to lower market rates on consumer loans.
Investment income, on a non-FTE basis, for the three months ended June 30, 2012 was $3.5 million, a decrease of $0.9 million, or 21%, compared to the same period in 2011, as a result of a 28% decrease in the average balance, partially offset by a 14 basis point increase in the average yield. For the six months ended June 30, 2012, investment income was $7.4 million, a decrease of $1.7 million, or 19% compared to the same period in 2011, as a result of a 28% decrease in the average balance, partially offset by a 19 basis point increase in the average yield. The decrease in the average balance is primarily due to timing and volume of deposit balances as compared to the level of loans outstanding. The increase in the average yield was primarily due to the mix of investments within the investment portfolio. Investment decisions are made based on anticipated liquidity, loan demand, and asset-liability management considerations.

Interest expense. Interest expense on deposits and borrowings for the three months ended June 30, 2012 was $10.3 million, a decrease of $2.7 million, or 21%, compared to the same period in 2011. For the six months ended June 30, 2012, interest expense was $21.3 million, a decrease of $5.1 million, or 19%, compared to the same period in 2011. The decrease was attributable to decreases in the average rate paid on deposits due to the low interest rate environment, a decrease in the average balance outstanding of higher-rate certificates of deposit as some of these accounts shifted to more liquid, and lower-rate, money market accounts, and lower average balance on junior subordinated debentures as a result of repurchases.
Interest expense on deposits for the three months ended June 30, 2012 was $4.4 million, a decrease of $1.9 million, or 30%, compared to the same period in 2011, as a result of a 21 basis point decrease in the average rate paid, and a 1% decrease in the average balance. For the six months ended June 30, 2012, interest expense was $9.3 million, a decrease of $3.6 million, or 28%, compared to the same period in 2011, as a result of a 20 basis point decrease in the average rate paid and a 1% decrease in the average balance. The decrease in the average rates paid was primarily due to the Bank's ability to lower interest rates on money market accounts and certificates of deposit due to the low interest rate environment.
Interest paid on borrowings for the three months ended June 30, 2012 was $5.9 million, a decrease of $0.8 million, or 12%, compared to the same period in 2011, as a result of an 54 basis point decrease in the average rate paid, partially offset by a 6% increase in the average balance. For the six months ended June 30, 2012 interest paid on borrowings was $12.0 million, a decrease of $1.5 million, or 11%, compared to the same period in 2011, as a result of a 42 basis point decrease in the average rate paid, partially offset by a 3% increase in the average balance. The decrease in the average rate paid is primarily due to the higher-rate FHLB borrowings maturing and being replaced with current lower rates, and the repurchase of a portion of the Company's junior subordinated debt in the second and fourth quarters of 2011 and in the first six months of 2012. The increase in the average balance is due to increases in short term Federal funds purchased and FHLB borrowings to fund a portion of loan growth.
Provision/ (credit) for loan losses. The provision/ (credit) for loan losses for the three months ended June 30, 2012 was $1.7 million, an increase of $3.9 million compared to the same period in 2011. For the six months ended June 30, 2012, the provision/ (credit) for loan losses was $5.7 million, a decrease of $5.5 million, or 49%, compared to the same period in 2011. The loan loss provision was elevated in 2011 due to the adverse credit issues experienced primarily in the San Francisco Bay market. The 2012 year-to-date provision/ (credit) for loan losses was primarily impacted by the growth in the loan portfolio and the increase in accruing classified loans, partially offset by continued declining levels of loan charge-offs.
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
Fees and other income. Fees and other income for the three months ended June 30, 2012 was $28.0 million, a decrease of $2.6 million, or 9%, compared to the same period in 2011. For the six months ended June 30, 2012, fees and other income was $55.5 million, a decrease of $3.6 million, or 6%, compared to the same period in 2011. The decrease is primarily due to decreases in investment management and trust fees and other income, as well as lower level of gains recognized in 2012 compared to 2011 from the repurchase of debt and from the sale of loans and OREO, partially offset by the increase in wealth advisory fees.
Investment management and trust fees for the three months ended June 30, 2012 was $15.5 million, a decrease of $0.9 million, or 5%, compared to the same period in 2011. For the six months ended June 30, 2012, investment management and trust fee income was $30.7 million, a decrease of $1.7 million, or 5%, compared to the same period in 2011. AUM at the Bank and Investment Managers decreased $372 million in the past twelve months to $11.7 billion at June 30, 2012. Investment management and trust fees from the Bank and Investment Managers are typically calculated based on a percentage of AUM. Approximately 62% of the second quarter 2012 investment management and trust fee revenues were earned based upon beginning-of-period (March 31, 2012) AUM for the quarter. Therefore, changes in revenue generally lag behind changes in AUM.

Wealth advisory fee income for the three months ended June 30, 2012 was $9.2 million, an increase of $0.6 million, or 7%, compared to the same period in 2011. For the six months ended June 30, 2012, wealth advisory fee income was $18.4 million, an increase of $1.4 million, or 8%, compared to the same period in 2011. AUM as of June 30, 2012, managed by the Wealth Advisors was $7.5 billion, an increase of $0.3 billion, or 4%, compared to June 30, 2011.
Gain on repurchase of debt for the three and six months ended June 30, 2012 was $0.7 million and $1.6 million, respectively. During the first six months of 2012, the Company repurchased $7.7 million of its junior subordinated debt. The Company used available cash on hand to repurchase the securities.
Other Income for the three months ended was $8 thousand, a decrease of $0.4 million, or 98%, compared to the same period in 2011. For the six months ended June 30, 2012, other income was $0.7 million, a decrease of $1.5 million, or 69%, compared to the same period in 2011. The decrease is primarily due to the gain on sale in 2011 of the Company's equity investment in Coldstream Holdings, Inc. and earnings from the Company's other cost method investment.
Operating Expense. Operating expense for the three months ended June 30, 2012 was $55.3 million, a decrease of $5.6 million, or 9%, compared to the same period in 2011. For the six months ended June 30, 2012, operating expense was $111.0 million, a decrease of $10.0 million, or 8%, compared to the same period in 2011. Included in operating expense are the restructuring expenses of $0.6 million and $0.7 million for the three and six months ended June 30, 2012, respectively and $4.3 million and $6.3 million for the same periods in 2011, respectively. Excluding restructuring, operating expense for the three and six months ended June 30, 2012 decreased $1.8 million, or 3%, and $4.4 million, or 4%, respectively. This decrease is primarily due to decreases in professional services expense and FDIC insurance expense, partially offset by increased occupancy and equipment expense for the three and six months ended June 30, 2012 and increased salaries and benefits for the six months ended June 30, 2012.
Salaries and employee benefits expense, the largest component of operating expense, for the three months ended June 30, 2012 was $34.5 million, a decrease of $0.3 million, or 1%, compared to the same period in 2011. For the six months ended June 30, 2012, salaries and employee benefit expense was $71.4 million, an increase of $1.0 million, or 1%, compared to the same period in 2011. The decline in the three months ending June 30, 2012 as compared to the same period in 2011 was primarily related to the Bank merger, partially offset by additional sales personnel and performance- and commission-based compensation. The increase in the six months ending June 30, 2012 as compared to the same period in 2011 is primarily due to increased sales personnel and performance- and commission-based compensation, partially offset by the Bank merger.
Professional services for the three months ended June 30, 2012 was $3.0 million, a decrease of $2.3 million, or 43%, compared to the same period in 2011. For the six months ended June 30, 2012, professional services expense was $6.0 million, a decrease of $4.5 million, or 43%, compared to the same period in 2011. The decrease is primarily due to decreases in consulting and legal services for general corporate and loan work out matters, as well as decreases in director and audit fees as a result of the Bank merger.
Occupancy and equipment expense for the three months ended June 30, 2012 was $7.9 million, an increase of $0.6 million, or 8%, compared to the same period in 2011. For the six months ended June 30, 2012, occupancy and equipment expense was $15.2 million, an increase of $0.6 million, or 4%, compared to the same period in 2011. The increase for the three and six months ending June 30, 2012 is primarily related to new offices opened by the Bank in the past year as well as a new office by KLS in California.
FDIC insurance expense for the three months ended June 30, 2012 was $1.0 million, a decrease of $0.3 million, or 24%, compared to the same period in 2011. For the six months ended June 30, 2012, FDIC insurance expense was $1.8 million, a decrease of $1.7 million, or 48%, compared to the same period in 2011. The decrease is primarily due to the consolidation of the Bank charters and the change in the FDIC's assessment rate methodology, which was effective April 1, 2011 and a lower assessment rate in 2012.
Income Tax Expense/ (Benefit). Income tax expense/ (benefit) for continuing operations for the three and six months ended June 30, 2012 was an expense of $5.2 million, and $9.1 million, respectively. The effective tax rate for the six months ended June 30, 2012 was 30.1%, compared to an effective tax rate 24.0% for the same period in 2011. See Part I. Item 1. "Notes to Unaudited Consolidated Financial Statements - Note 9: Income Taxes" for further detail.

Recent Accounting Pronouncements
In May 2011, the FASB issued new guidance, ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS. The amendments in this update further clarify the requirements in U.S. GAAP for measuring fair value and enhance the disclosures for information about fair value measurements. The new guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and its adoption did not have a significant impact on the Company's consolidated financial statements.
In June 2011, the FASB issued new guidance, ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under this new guidance, an entity must present the components of net income and comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance eliminates the option to present other comprehensive income in the statement of shareholders’ equity. The new guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05, which defers indefinitely certain changes related to the presentation of reclassification adjustments in ASU 2011-05. The adoption of this ASU did not have a material effect on the Company's consolidated financial statements.
In September 2011, the FASB issued new guidance, ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This new guidance allows entities to perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value in order to determine if quantitative testing is required. This qualitative assessment is optional and is intended to reduce the cost and complexity of annual goodwill impairment tests. The new guidance was effective for annual and interim impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption was allowed provided the entity had not yet performed its 2011 impairment test or issued its financial statements. The adoption of this ASU for the Company's fourth quarter 2012 impairment testing is not expected to have a material effect on the Company's consolidated financial statements.
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
Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of June 30, 2012 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries, was made known to the certifying officers by others within the Company and its consolidated subsidiaries in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reporting within the time periods specified in the SEC rules and forms. On a quarterly basis, the Company evaluates the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.
(b) Change in internal controls over financial reporting.
There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
(a) Exhibits

Exhibit No.	Description	Incorporated by Reference			Filed or Furnished with this 10-Q
		Form	SEC Filing Date	Exhibit Number
31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
101.INS	XBRL Instance Document				Furnished
101.SCH	XBRL Taxonomy Extension Schema Document				Furnished
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Furnished
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Furnished
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Furnished
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Furnished

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

/s/ CLAYTON G. DEUTSCH
August 7, 2012	Clayton G. Deutsch
President and Chief Executive Officer

/s/ DAVID J. KAYE
August 7, 2012	David J. Kaye
Executive Vice President and Chief Financial Officer