Form 10-Q
period 2012-09-30
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2012-11-08
CIK 821127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐ No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 5, 2012:

Common Stock-Par Value $1.00	78,940,376
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION, ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2012	December 31, 2011
	(In thousands, except share and per share data)
Assets:
Cash and cash equivalents	$83,585	$203,354
Investment securities available for sale (amortized cost of $743,455 and $833,375 at September 30, 2012 and December 31, 2011, respectively)	755,125	844,496
Loans held for sale	135,169	12,069
Total loans	4,967,607	4,651,228
Less: Allowance for loan losses	91,129	96,114
Net loans	4,876,478	4,555,114
Other real estate owned (“OREO”)	3,186	5,103
Stock in Federal Home Loan Banks	42,886	43,714
Premises and equipment, net	28,390	29,224
Goodwill	110,180	110,180
Intangible assets, net	25,306	28,569
Fees receivable	9,460	8,147
Accrued interest receivable	16,731	16,875
Deferred income taxes, net	62,964	66,782
Other assets	123,324	115,069
Assets of discontinued operations	—	10,676
Total assets	$6,272,784	$6,049,372
Liabilities:
Deposits	$4,662,794	$4,530,411
Securities sold under agreements to repurchase	106,713	130,791
Federal funds purchased	85,000	—
Federal Home Loan Bank borrowings	552,946	521,827
Junior subordinated debentures	158,647	182,053
Other liabilities	91,407	94,811
Liabilities of discontinued operations	—	1,663
Total liabilities	5,657,507	5,461,556
Redeemable Noncontrolling Interests	19,675	21,691
Shareholders’ Equity:
Preferred stock, $1.00 par value; authorized: 2,000,000 shares;
Series B, issued and outstanding (contingently convertible): 401 shares at September 30, 2012 and December 31, 2011; liquidation value: $100,000 per share	58,089	58,089
Common stock, $1.00 par value; authorized: 170,000,000 shares; issued and outstanding: 78,929,750 shares at September 30, 2012 and 78,023,317 shares at December 31, 2011	78,930	78,023
Additional paid-in capital	644,801	656,436
Accumulated deficit	(189,838)	(230,017)
Accumulated other comprehensive income	3,620	3,594
Total shareholders’ equity	595,602	566,125
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$6,272,784	$6,049,372
See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$52,533	$53,043	$157,882	$160,190
Taxable investment securities	890	1,456	3,225	4,230
Non-taxable investment securities	782	905	2,382	2,922
Mortgage-backed securities	1,537	1,873	4,743	5,521
Federal funds sold and other	290	242	511	842
Total interest and dividend income	56,032	57,519	168,743	173,705
Interest expense:
Deposits	4,206	5,921	13,544	18,871
Federal Home Loan Bank borrowings	3,501	4,203	11,193	12,856
Junior subordinated debentures	1,507	1,851	4,950	5,648
Repurchase agreements and other short-term borrowings	452	485	1,326	1,526
Total interest expense	9,666	12,460	31,013	38,901
Net interest income	46,366	45,059	137,730	134,804
Provision/ (credit) for loan losses	(4,000)	4,500	1,700	15,660
Net interest income after provision for loan losses	50,366	40,559	136,030	119,144
Fees and other income:
Investment management and trust fees	15,906	16,161	46,628	48,581
Wealth advisory fees	9,495	8,623	27,914	25,672
Other banking fee income	1,250	1,339	3,250	3,859
Gain on repurchase of debt	976	—	2,570	1,838
Gain on sale of investments, net	25	103	878	689
Gain on sale of loans, net	648	386	1,499	1,897
Gain/ (loss) on OREO, net	(104)	3,156	221	4,110
Other	408	(44)	1,107	2,186
Total fees and other income	28,604	29,724	84,067	88,832
Operating expense:
Salaries and employee benefits	34,688	33,796	106,071	104,207
Occupancy and equipment	8,078	7,519	23,274	22,079
Professional services	3,455	3,634	9,415	14,062
Marketing and business development	1,346	1,473	4,454	4,770
Contract services and data processing	1,446	1,150	3,989	3,503
Amortization of intangibles	1,082	1,124	3,263	3,679
FDIC insurance	1,138	1,356	2,969	4,887
Restructuring expense	3,581	1,116	4,280	7,402
Other	3,336	3,748	11,397	11,298
Total operating expense	58,150	54,916	169,112	175,887
Income/ (loss) before income taxes	20,820	15,367	50,985	32,089
Income tax expense/ (benefit)	5,124	4,542	14,215	8,559
Net income/ (loss) from continuing operations	15,696	10,825	36,770	23,530
Net income from discontinued operations	1,672	1,594	5,816	4,810
Net income/ (loss) before attribution to noncontrolling interests	17,368	12,419	42,586	28,340

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands, except share and per share data)
Less: Net income/ (loss) attributable to noncontrolling interests	855	740	2,407	2,265
Net income/ (loss) attributable to the Company	$16,513	$11,679	$40,179	$26,075
Adjustments to net income/ (loss) attributable to the Company to arrive at net income/ (loss) attributable to common shareholders	$(2,067)	$(1,452)	$(4,582)	$(3,287)
Net income/ (loss) attributable to common shareholders for basic earnings/ (loss) per share calculation	$14,446	$10,227	$35,597	$22,788
Basic earnings/ (loss) per share attributable to common shareholders:
From continuing operations:	$0.17	$0.12	$0.40	$0.25
From discontinued operations:	$0.02	$0.02	$0.07	$0.06
Total attributable to common shareholders:	$0.19	$0.14	$0.47	$0.30
Weighted average basic common shares outstanding	76,290,382	75,378,923	75,911,520	75,083,976
Diluted earnings/ (loss) per share attributable to common shareholders:
From continuing operations:	$0.17	$0.12	$0.39	$0.25
From discontinued operations:	$0.02	$0.02	$0.07	$0.06
Total attributable to common shareholders:	$0.19	$0.14	$0.46	$0.30
Weighted average diluted common shares outstanding	77,367,611	75,580,877	76,814,203	75,259,271

 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net income/ (loss) attributable to the Company	$16,513	$11,679	$40,179	$26,075
Other comprehensive income/ (loss), net of tax:
Unrealized gain/ (loss) on securities available for sale	676	1,168	836	4,110
Reclassification adjustment for net realized gain/ (loss) included in net income	14	61	560	430
Adjustment for discontinued operations	—	—	(23)	—
Net unrealized gain/ (loss) on securities available for sale	662	1,107	299	3,680
Unrealized gain/ (loss) on cash flow hedges	(367)	(1,588)	(881)	(2,696)
Reclassification adjustment for net realized gain/ (loss) included in net income	(254)	(283)	(746)	(827)
Net unrealized gain/ (loss) on cash flow hedges	(113)	(1,305)	(135)	(1,869)
Net unrealized gain/ (loss) on other	1	272	(138)	316
Other comprehensive income/ (loss), net of tax	550	74	26	2,127
Total comprehensive income/ (loss) attributable to the Company, net	$17,063	$11,753	$40,205	$28,202
 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/ (Loss)	Total
	(In thousands, except share data)
Balance, December 31, 2010	$76,307	$58,089	$652,288	$(269,154)	$1,348	$518,878
Net income/ (loss) attributable to the Company	—	—	—	26,075	—	26,075
Other comprehensive income/ (loss), net	—	—	—	—	2,127	2,127
Dividends paid to common shareholders: $0.01 per share	—	—	(2,314)	—	—	(2,314)
Dividends paid to preferred shareholder	—	—	(218)	—	—	(218)
Net proceeds from issuance of:
828,061 shares of common stock	828	—	4,706	—	—	5,534
833,366 shares of incentive stock grants, net of cancellations and forfeitures	833	—	(833)	—	—	—
Amortization of stock compensation and employee stock purchase plan	—	—	4,869	—	—	4,869
Stock options exercised	36	—	145	—	—	181
Tax deficiency from certain stock compensation awards	—	—	(1,582)	—	—	(1,582)
Other equity adjustments	—	—	(1,896)	—	—	(1,896)
Balance, September 30, 2011	$78,004	$58,089	$655,165	$(243,079)	$3,475	$551,654

Balance, December 31, 2011	$78,023	$58,089	$656,436	$(230,017)	$3,594	$566,125
Net income/ (loss) attributable to the Company	—	—	—	40,179	—	40,179
Other comprehensive income/ (loss), net	—	—	—	—	26	26
Dividends paid to common shareholders: $0.01 per share	—	—	(2,344)	—	—	(2,344)
Dividends paid to preferred shareholder	—	—	(218)	—	—	(218)
Repurchase of Carlyle warrants and Director's warrants	—	—	(15,000)	—	—	(15,000)
Net proceeds from issuance of:
193,517 shares of common stock	194	—	1,021	—	—	1,215
626,414 shares of incentive stock grants, net of cancellations and forfeitures	626	—	(626)	—	—	—
Amortization of stock compensation and employee stock purchase plan	—	—	5,832	—	—	5,832
Stock options exercised	87	—	516	—	—	603
Tax deficiency from certain stock compensation awards	—	—	(1,098)	—	—	(1,098)
Other equity adjustments	—	—	282	—	—	282
Balance, September 30, 2012	$78,930	$58,089	$644,801	$(189,838)	$3,620	$595,602

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income/ (loss) attributable to the Company	$40,179	$26,075
Adjustments to arrive at net income/ (loss) from continuing operations
Net income attributable to noncontrolling interests	2,407	2,265
(Income) before tax from discontinued operations, not including gain on disposal	(6,778)	(8,305)
Net pre-tax gain on sale of discontinued operations	(221)	—
Tax expense from discontinued operations	1,183	3,495
Net income/ (loss) from continuing operations	36,770	23,530
Adjustments to reconcile net income/ (loss) from continuing operations to net cash provided by/ (used in) operating activities:
Depreciation and amortization	14,403	14,182
Net income attributable to noncontrolling interests	(2,407)	(2,265)
Equity issued as compensation	5,832	4,869
Provision for loan losses	1,700	15,660
Loans originated for sale	(144,024)	(93,281)
Proceeds from sale of loans held for sale	146,730	89,522
Gain on the repurchase of debt	(2,570)	(1,838)
Deferred income tax expense/ (benefit)	2,465	4,615
Net decrease/ (increase) in other operating activities	(1,485)	752
Net cash provided by/ (used in) operating activities of continuing operations	57,414	55,746
Net cash provided by/ (used in) operating activities of discontinued operations	(1,194)	5,141
Net cash provided by/ (used in) operating activities	56,220	60,887
Cash flows from investing activities:
Investment securities available for sale:
Purchases	(274,894)	(553,097)
Sales	49,323	131,041
Maturities, redemptions, and principal payments	311,245	372,956
(Investments)/ distributions in trusts, net	(691)	231
(Purchase)/ redemption of Federal Home Loan Banks stock	828	1,598
Net (increase)/ decrease in portfolio loans	(449,553)	(33,351)
Proceeds from sale of OREO	3,275	18,277
Proceeds from sale and repayments of non-strategic loan portfolio, net of advances	—	1,000
Capital expenditures	(4,522)	(6,801)
Cash received from dispositions/ (paid for acquisitions, including deferred acquisition obligations, net of cash acquired)	—	2,752
Cash received from sale of discontinued operations, net of cash divested	1,251	—
Net cash provided by/ (used in) investing activities of continuing operations	(363,738)	(65,394)
Net cash provided by/ (used in) investing activities of discontinued operations	(21)	(601)
Net cash provided by/ (used in) investing activities	(363,759)	(65,995)

	Nine months ended September 30,
	2012	2011
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	132,383	47,350
Net (decrease)/ increase in securities sold under agreements to repurchase	(24,078)	(150,304)
Net (decrease)/ increase in federal funds purchased	85,000	—
Net (decrease)/ increase in short-term Federal Home Loan Bank borrowings	130,000	(10,000)
Advances of long-term Federal Home Loan Bank borrowings	30,000	104,313
Repayments of long-term Federal Home Loan Bank borrowings	(128,881)	(142,514)
Repurchase of debt	(20,094)	(3,000)
Dividends paid to common shareholders	(2,344)	(2,314)
Dividends paid to preferred shareholder	(218)	(218)
Repurchase of warrants	(15,000)	—
Tax deficiency from certain stock compensation awards	(1,098)	(1,582)
Proceeds from stock option exercises	603	181
Proceeds from issuance of common stock	1,215	1,244
Other equity adjustments	282	(1,896)
Net cash provided by/ (used in) financing activities of continuing operations	187,770	(158,740)
Net cash provided by/ (used in) financing activities of discontinued operations	—	—
Net cash provided by/ (used in) financing activities	187,770	(158,740)
Net increase/ (decrease) in cash and cash equivalents	(119,769)	(163,848)
Cash and cash equivalents at beginning of year	203,354	493,433
Cash and cash equivalents at end of period	$83,585	$329,585
Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$31,984	$39,318
Cash paid for income taxes, net of (refunds received)	12,473	11,407
Net unrealized gain/ (loss) on securities available for sale	299	3,680
Net unrealized gain/ (loss) on cash flow hedges	(135)	(1,869)
Net unrealized gain/ (loss) on other	(138)	316
Non-cash transactions:
Held to maturity investments transferred to available for sale or other investments at fair value	—	500
Loans transferred into other real estate owned from held for sale or portfolio	1,137	10,202
Loans transferred into/ (out of) held for sale from/ (to) portfolio	124,375	(526)
Equity issued for acquisitions, including deferred acquisition obligations	—	4,290

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
On May 27, 2011, Boston Private Bank & Trust Company (the “Bank” or “Boston Private Bank”), a trust company chartered by The Commonwealth of Massachusetts, whose deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”), and a wholly-owned subsidiary of the Company, merged, as the surviving bank, with Borel Private Bank & Trust Company (“Borel”), First Private Bank & Trust (“FPB”), and Charter Private Bank (“Charter”), all of which were also wholly-owned subsidiaries of the Company.
Boston Private Bank operates primarily in four geographic markets: New England, San Francisco Bay, Southern California, and the Pacific Northwest. The Bank currently conducts business under the name of Boston Private Bank & Trust Company in all markets. In the third quarter of 2012, the San Francisco Bay market switched from conducting business under the name of Borel Private Bank & Trust Company, A Division of Boston Private Bank & Trust Company, to conducting business under the name of Boston Private Bank.
The Investment Management segment has two consolidated affiliate partners, consisting of Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”) and Anchor Capital Holdings, LLC (“Anchor”) (together, the “Investment Managers”).
The Wealth Advisory segment has two consolidated affiliate partners, KLS Professional Advisors Group, LLC (“KLS”) and Bingham, Osborn & Scarborough, LLC (“BOS”) (together, the “Wealth Advisors”). In addition, at December 31, 2010, the Company held an equity interest in Coldstream Holdings, Inc. of approximately 45%, which it sold in January 2011. In the second quarter of 2012, the Company sold its affiliate Davidson Trust Company (“DTC”). The Company recorded a gain of $0.8 million on the DTC transaction, which includes $0.6 million of tax benefits. Accordingly, prior period and current financial information related to DTC is included with discontinued operations.
The Company conducts substantially all of its business through its three reportable segments. All significant intercompany accounts and transactions have been eliminated in consolidation.
The unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), and include all necessary adjustments of a normal recurring nature which, in the opinion of management, are required for a fair presentation of the results of operations and financial condition of the Company. The interim results of consolidated operations are not necessarily indicative of the results for the entire year.
The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (“SEC”). Prior period amounts are reclassified whenever necessary to conform to the current period presentation.
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
Unvested time-based restricted stock and Series B Non-Cumulative Perpetual Contingent Convertible Preferred Stock (“Series B Preferred”), both of which include the right to receive non-forfeitable dividends, are considered to participate with common stock in undistributed earnings for purposes of computing EPS. Companies, such as BPFH, that have such participating securities are required to calculate basic EPS using the two-class method and diluted EPS using the more dilutive amount resulting from the application of either the two-class method or the if-converted method. Calculations of EPS under the two-class method (i) exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities, and (ii) exclude from the denominator the dilutive impact of the participating securities. Calculations of EPS under the if-converted method (i) include in the numerator any dividends paid or owed on participating securities, and (ii) include the dilutive impact of the participating securities using the treasury stock method.

2.    Earnings Per Share
In the first quarter of 2012, the Company reassessed whether its Series B Preferred stock, which was issued in the third quarter of 2008, should qualify as a participating security for purposes of EPS calculations. It was determined that the Series B Preferred stock does qualify as a participating security. As a result of this reassessment, the two-class method of calculating EPS should be applied for periods when there is net income, both current and historical, since the issuance of the Series B Preferred stock.
For the three and nine months ended September 30, 2011, this calculation change identified immaterial errors in certain basic EPS amounts previously reported. There are no changes to diluted EPS amounts for these periods. Basic EPS from continuing operations for the three and nine months ended September 30, 2011 were previously reported as $0.13 and $0.28, respectively, as compared to the corrected amounts presented below of $0.12 and $0.25, respectively. Basic EPS attributable to common shareholders for the three and nine months ended September 30, 2011 were previously reported as $0.15 and $0.34 as compared to the corrected amounts presented below of $0.14 and $0.30, respectively. Basic EPS from discontinued operations was not impacted for these periods. Basic EPS from continuing operations for the three and six months ended June 30, 2011 were previously reported as $0.17 and $0.15, respectively, as compared to the corrected amounts of $0.15 and $0.13, respectively. Basic EPS attributable to common shareholders for the three and six months ended June 30, 2011 were previously reported as $0.19 and $0.19 as compared to the corrected amounts of $0.17 and $0.17, respectively. There was no impact on the loss per share for the three months ended March 31, 2011. The impact on EPS amounts for the remainder of 2011 is also immaterial. There was no impact on the loss per share amounts for other historical periods since the issuance of the Series B Preferred stock. The two class method of calculating EPS is presented below for the three and nine months ended September 30, 2012 and 2011.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present the computations of basic and diluted EPS:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands, except share and per share data)
Basic earnings/ (loss) per share - Numerator:
Net income/ (loss) from continuing operations	$15,696	$10,825	$36,770	$23,530
Less: Net income attributable to noncontrolling interests	855	740	2,407	2,265
Net income/ (loss) from continuing operations attributable to the Company	14,841	10,085	34,363	21,265
Decrease/ (increase) in noncontrolling interests' redemption values (1)	(344)	(192)	(267)	(522)
Dividends on participating securities	(91)	(93)	(275)	(281)
Total adjustments to income attributable to common shareholders	(435)	(285)	(542)	(803)
Net income/ (loss) from continuing operations attributable to common shareholders, before allocation to participating securities	14,406	9,800	33,821	20,462
Less: Amount allocated to participating securities	(1,454)	(992)	(3,411)	(1,965)
Net income/ (loss) from continuing operations attributable to common shareholders, after allocation to participating securities	$12,952	$8,808	$30,410	$18,497
Net income from discontinued operations, before allocation to participating securities	$1,672	$1,594	$5,816	$4,810
Less: Amount allocated to participating securities	(178)	(175)	(629)	(519)
Net income from discontinued operations, after allocation to participating securities	$1,494	$1,419	$5,187	$4,291
Net income/ (loss) attributable to common shareholders, before allocation to participating securities	$16,078	$11,394	$39,637	$25,272
Less: Amount allocated to participating securities	(1,632)	(1,167)	(4,040)	(2,484)
Net income/ (loss) attributable to common shareholders, after allocation to participating securities	$14,446	$10,227	$35,597	$22,788

Basic earnings/ (loss) per share - Denominator:
Weighted average basic common shares outstanding	76,290,382	75,378,923	75,911,520	75,083,976
Per share data - Basic earnings/ (loss) per share from:
Continuing operations	$0.17	$0.12	$0.40	$0.25
Discontinued operations	$0.02	$0.02	$0.07	$0.06
Total attributable to common shareholders	$0.19	$0.14	$0.47	$0.30

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands, except share and per share data)
Diluted earnings/ (loss) per share - Numerator:
Net income/ (loss) from continuing operations attributable to common shareholders, after allocation to participating securities	$12,952	$8,808	$30,410	$18,497
Add back: income allocated to dilutive securities	—	—	—	—
Net income/ (loss) from continuing operations attributable to common shareholders, after allocation to participating securities, after assumed dilution	12,952	8,808	30,410	18,497
Net income from discontinued operations, after allocation to participating securities	1,494	1,419	5,187	4,291
Net income/ (loss) attributable to common shareholders, after allocation to participating securities, after assumed dilution	$14,446	$10,227	$35,597	$22,788
Diluted earnings/ (loss) per share - Denominator:
Weighted average basic common shares outstanding	76,290,382	75,378,923	75,911,520	75,083,976
Dilutive effect of:
Stock options and performance-based restricted stock(2)	621,308	201,954	531,523	175,295
Warrants to purchase common stock (2)	455,921	—	371,160	—
Dilutive common shares	1,077,229	201,954	902,683	175,295
Weighted average diluted common shares outstanding (2)	77,367,611	75,580,877	76,814,203	75,259,271
Per share data - Diluted earnings/ (loss) per share from:
Continuing operations	$0.17	$0.12	$0.39	$0.25
Discontinued operations	$0.02	$0.02	$0.07	$0.06
Total attributable to common shareholders	$0.19	$0.14	$0.46	$0.30
Dividends per share declared on common stock	$0.01	$0.01	$0.03	$0.03
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

(2)
The diluted EPS computations for the three and nine months ended September 30, 2012 and 2011 do not assume the conversion, exercise, or contingent issuance of the following shares for these periods because the result would have been anti-dilutive for the periods indicated. As a result of the anti-dilution, the potential common shares excluded from the diluted EPS computation are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Shares excluded due to anti-dilution (treasury method):	(In thousands)
Potential common shares from:
Convertible trust preferred securities (a)	784	1,707	784	1,707
Total shares excluded due to anti-dilution	784	1,707	784	1,707

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Shares excluded due to exercise price exceeding the average market price of common shares during the period (total outstanding):	(In thousands)
Potential common shares from:
Stock options, performance-based restricted stock, or other dilutive securities (b)	2,102	3,967	2,180	3,834
Warrants (c)	—	2,888	—	2,888
Total shares excluded due to exercise price exceeding the average market price of common shares during the period	2,102	6,855	2,180	6,722

(a)
If the effect of the conversion of the trust preferred securities would have been dilutive, interest expense, net of tax, related to the convertible trust preferred securities of $0.2 million and $0.4 million for the three months ended September 30, 2012 and 2011, respectively, and of $0.8 million and $1.2 million for the nine months ended September 30, 2012 and 2011, respectively, would have been added back to net income/ (loss) attributable to common shareholders for diluted EPS computations for the periods presented.

(b)
Options to purchase shares of common stock, non-participating (performance-based) restricted stock, and other dilutive securities that were outstanding at period ends were not included in the computation of diluted EPS or in the above anti-dilution table because their exercise or conversion prices were greater than the average market price of the common shares during the respective periods.

(c)
Certain warrants to purchase shares of common stock that were outstanding at period ends were not included in the computations of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares during the respective period. See Part II. Item 8. “Financial Statements and Supplementary Data—Note 27: Subsequent Events” in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of the 2012 repurchase of the Carlyle warrants and the Director's warrants.

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
Reconciliation of Reportable Segment Items
The following tables present a reconciliation of the revenues, profits, assets, and other significant items of reportable segments as of and for the three and nine months ended September 30, 2012 and 2011. Interest expense on junior subordinated debentures is reported at the Holding Company.

	Three months ended September 30,
	Net interest income		Non-interest income		Total revenues
	2012	2011	2012	2011	2012	2011
	(In thousands)
Total Bank(s) (1)	$47,812	$46,814	$7,937	$11,014	$55,749	$57,828
Total Investment Managers	6	8	10,043	10,276	10,049	10,284
Total Wealth Advisors (2)	6	7	9,494	8,623	9,500	8,630
Total Segments	47,824	46,829	27,474	29,913	75,298	76,742
Holding Company and Eliminations	(1,458)	(1,770)	1,130	(189)	(328)	(1,959)
Total Company	$46,366	$45,059	$28,604	$29,724	$74,970	$74,783

	Three months ended September 30,
	Non-interest expense (3)		Income tax expense/ (benefit)		Net income/ (loss) from continuing operations
	2012	2011	2012	2011	2012	2011
	(In thousands)
Total Bank(s) (1)	$36,785	$35,680	$8,133	$6,160	$14,831	$11,488
Total Investment Managers	7,841	7,839	748	854	1,460	1,591
Total Wealth Advisors (2)	6,806	6,186	996	910	1,698	1,534
Total Segments	51,432	49,705	9,877	7,924	17,989	14,613
Holding Company and Eliminations	6,718	5,211	(4,753)	(3,382)	(2,293)	(3,788)
Total Company	$58,150	$54,916	$5,124	$4,542	$15,696	$10,825

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended September 30,
	Net income/ (loss) attributable to noncontrolling interests		Net income/ (loss) attributable to the Company (4)		Amortization of intangibles
	2012	2011	2012	2011	2012	2011
	(In thousands)
Total Bank(s) (1)	$—	$—	$14,831	$11,488	$26	$26
Total Investment Managers	444	400	1,016	1,191	800	830
Total Wealth Advisors (2)	411	340	1,287	1,194	256	268
Total Segments	855	740	17,134	13,873	1,082	1,124
Holding Company and Eliminations	—	—	(621)	(2,194)	—	—
Total Company	$855	$740	$16,513	$11,679	$1,082	$1,124

	As of September 30,				Three months ended September 30,
	Assets		AUM (5)		Depreciation
	2012	2011	2012	2011	2012	2011
	(In thousands)		(In millions)		(In thousands)
Total Bank(s) (1)	$6,071,302	$5,812,215	$3,784	$3,427	$1,496	$1,341
Total Investment Managers	105,349	108,767	8,553	7,127	59	58
Total Wealth Advisors (2)	71,936	68,848	7,797	6,740	91	93
Total Segments	6,248,587	5,989,830	20,134	17,294	1,646	1,492
Holding Company and Eliminations	24,197	34,491	(20)	(18)	58	46
Total Company	$6,272,784	$6,024,321	$20,114	$17,276	$1,704	$1,538

	Nine months ended September 30,
	Net interest income		Non-interest income		Total revenues
	2012	2011	2012	2011	2012	2011
	(In thousands)
Total Bank(s) (1)	$142,467	$140,163	$24,233	$29,507	$166,700	$169,670
Total Investment Managers	21	65	29,110	30,730	29,131	30,795
Total Wealth Advisors (2)	19	17	27,900	25,672	27,919	25,689
Total Segments	142,507	140,245	81,243	85,909	223,750	226,154
Holding Company and Eliminations	(4,777)	(5,441)	2,824	2,923	(1,953)	(2,518)
Total Company	$137,730	$134,804	$84,067	$88,832	$221,797	$223,636

	Nine months ended September 30,
	Non-interest expense (3)		Income tax expense/ (benefit)		Net income/ (loss) from continuing operations
	2012	2011	2012	2011	2012	2011
	(In thousands)
Total Bank(s) (1)	$108,030	$114,672	$19,312	$12,452	$37,658	$26,886
Total Investment Managers	23,351	23,715	1,977	2,409	3,803	4,671
Total Wealth Advisors (2)	20,334	18,912	2,771	2,459	4,814	4,318
Total Segments	151,715	157,299	24,060	17,320	46,275	35,875
Holding Company and Eliminations	17,397	18,588	(9,845)	(8,761)	(9,505)	(12,345)
Total Company	$169,112	$175,887	$14,215	$8,559	$36,770	$23,530

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Nine months ended September 30,
	Net income/ (loss) attributable to noncontrolling interests		Net income/ (loss) attributable to the Company (4)		Amortization of intangibles
	2012	2011	2012	2011	2012	2011
	(In thousands)
Total Bank(s) (1)	$—	$—	$37,658	$26,886	$79	$377
Total Investment Managers	1,184	1,196	2,619	3,475	2,401	2,489
Total Wealth Advisors (2)	1,223	1,069	3,591	3,249	783	813
Total Segments	2,407	2,265	43,868	33,610	3,263	3,679
Holding Company and Eliminations	—	—	(3,689)	(7,535)	—	—
Total Company	$2,407	$2,265	$40,179	$26,075	$3,263	$3,679

	Nine months ended September 30,
	Depreciation
	2012	2011
	(In thousands)
Total Bank(s) (1)	$4,364	$4,074
Total Investment Managers	189	192
Total Wealth Advisors (2)	269	267
Total Segments	4,822	4,533
Holding Company and Eliminations	148	145
Total Company	$4,970	$4,678
___________________

(1)
In the second quarter of 2011, the Company merged its four Private Banking affiliates into one bank operating under the charter of Boston Private Bank. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 1: Basis of Presentation and Summary of Significant Accounting Policies” for additional details.

(2)
In the second quarter of 2012, the Company sold its Wealth Advisory affiliate, DTC. Accordingly, current and prior period results for DTC have been reclassified into discontinued operations and are included with Holding Company and Eliminations in the tables above.

(3)
Non-interest expense for the three and nine months ended September 30, 2012 includes $3.6 million and $4.3 million, respectively, of restructuring expense. Non-interest expense for the three and nine months ended September 30, 2011 includes $1.1 million and $7.4 million, respectively, of restructuring expense. Restructuring expenses have been incurred in the Private Banking segment as well as at the Holding Company.

(4)
Net income from discontinued operations for the three months ended September 30, 2012, and 2011 of $1.7 million, and $1.6 million, respectively, and for the nine months ended September 30, 2012, and 2011, of $5.8 million and $4.8 million, respectively, are included in Holding Company and Eliminations in the calculation of net loss attributable to the Company.

(5)	“AUM” represents Assets Under Management and Advisory at the affiliates. AUM at DTC have been removed since DTC operations are classified with discontinued operations.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

4.    Investments
The following table presents a summary of investment securities:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
As of September 30, 2012
Available for sale securities at fair value:
U.S. government and agencies	$2,789	$—	$(11)	$2,778
Government-sponsored entities	227,204	1,260	—	228,464
Corporate bonds	4,990	—	(34)	4,956
Municipal bonds	198,712	3,816	(36)	202,492
Mortgage-backed securities (1)	299,246	6,868	(280)	305,834
Other	10,514	106	(19)	10,601
Total	$743,455	$12,050	$(380)	$755,125

As of December 31, 2011
Available for sale securities at fair value:
U.S. government and agencies	$4,603	$20	$(21)	$4,602
Government-sponsored entities	378,055	1,458	(90)	379,423
Corporate bonds	4,953	—	(41)	4,912
Municipal bonds	196,961	3,733	(19)	200,675
Mortgage-backed securities (1)	248,329	6,403	(388)	254,344
Other	474	95	(29)	540
Total	$833,375	$11,709	$(588)	$844,496
___________________

(1)	All mortgage-backed securities are guaranteed by U.S. government agencies or Government-sponsored entities.
The following table presents the maturities of investment securities available for sale, based on contractual maturity, as of September 30, 2012. Certain securities are callable before their final maturity. Additionally, certain securities (such as mortgage-backed securities) are shown within the table below based on their final (contractual) maturity, but, due to prepayments and amortization, are expected to have shorter lives.

	Available for Sale Securities
	Amortized cost	Fair value
	(In thousands)
Within one year	$57,379	$57,889
After one, but within five years	277,400	280,763
After five, but within ten years	111,201	112,823
Greater than ten years	297,475	303,650
Total	$743,455	$755,125

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the proceeds from sales, gross realized gains and gross realized losses for securities available for sale that were sold during the following periods:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)
Proceeds from sales	$86	$2,110	$49,323	$131,041
Realized gains	25	108	924	976
Realized losses	—	(5)	(46)	(287)
The following tables presents information regarding securities as of September 30, 2012 having temporary impairment, due to the fair values having declined below the amortized cost of the individual securities, and the time period that the investments have been temporarily impaired.

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	# of securities
Available for sale securities	(In thousands)
U.S. government and agencies	$1,500	$(5)	$1,278	$(6)	$2,778	$(11)	2
Government-sponsored entities	—	—	—	—	—	—	—
Corporate bonds	4,956	(34)	—	—	4,956	(34)	1
Municipal bonds	6,526	(36)	—	—	6,526	(36)	4
Mortgage-backed securities	54,330	(252)	3,091	(28)	57,421	(280)	9
Other	98	(10)	42	(9)	140	(19)	14
Total	$67,410	$(337)	$4,411	$(43)	$71,821	$(380)	30
The U.S. government and agencies securities and mortgage-backed securities in the table above had a Standard and Poor’s credit rating of AA+. The corporate bond in the table above had a Moody’s credit rating of Baa3. The municipal bonds in the table above had Moody’s credit ratings of at least Aa1 or Standard and Poor's credit ratings of AAA. The other securities consisted of equity securities.
As of September 30, 2012, the amount of investment securities in an unrealized loss position greater than 12 months as well as in total was not significant and was primarily due to movements in interest rates. The Company has no intent to sell any securities in an unrealized loss position as of September 30, 2012 and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized loss amounts.
Cost method investments, which are included in other assets, can be temporarily impaired when the fair values decline below the amortized costs of the individual investments. There were no cost method investments with unrealized losses as of September 30, 2012. The Company invests primarily in low income housing partnerships which generate tax credits. The Company also holds partnership interests in venture capital funds formed to provide financing to small businesses and to promote community development. The Company had $23.1 million and $22.3 million in cost method investments included in other assets as of September 30, 2012 and December 31, 2011, respectively.

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
The following tables present the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of September 30, 2012	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available for sale securities:
U.S. government and agencies	$2,778	$—	$2,778	$—
Government-sponsored entities	228,464	—	228,464	—
Corporate bonds	4,956	—	4,956	—
Municipal bonds	202,492	—	202,492	—
Mortgage-backed securities	305,834	—	305,834	—
Other	10,601	10,601	—	—
Total available for sale securities	755,125	10,601	744,524	—
Derivatives - interest rate customer swaps	3,443	—	3,443	—
Derivatives - customer foreign exchange forwards	199	—	199	—
Other investments	5,922	5,183	739	—
Liabilities:
Derivatives - interest rate customer swaps	$3,541	$—	$3,541	$—
Derivatives - customer foreign exchange forwards	199	—	199	—
Derivatives - junior subordinated debenture interest rate swap	5,666	—	5,666	—

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

		Fair value measurements at reporting date using:
	As of December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available for sale securities:
U.S. government and agencies	$4,602	$1,002	$3,600	$—
Government-sponsored entities	379,423	—	379,423	—
Corporate bonds	4,912	—	4,912	—
Municipal bonds	200,675	—	200,675	—
Mortgage-backed securities	254,344	—	254,344	—
Other	540	540	—	—
Total available for sale securities	844,496	1,542	842,954	—
Derivatives - interest rate customer swaps	4,207	—	4,207	—
Derivatives - customer foreign exchange forwards	7	—	7	—
Other investments	5,317	4,493	824	—
Liabilities:
Derivatives - interest rate customer swaps	$4,366	$—	$4,366	$—
Derivatives - customer foreign exchange forwards	7	—	7	—
Derivatives - junior subordinated debenture interest rate swap	5,308	—	5,308	—
As of September 30, 2012, available for sale securities consisted primarily of U.S. government and agency securities, government-sponsored entities securities, corporate bonds, municipal bonds, mortgage-backed securities, and other available for sale securities. The equities (which are categorized as other available for sale securities) are valued with prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement. The government-sponsored entities securities, corporate bonds, municipal bonds, mortgage-backed securities, and certain investments in Small Business Administration (“SBA”) loans (which are categorized as U.S. government and agencies securities) generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets. Therefore, they have been categorized as a Level 2 measurement. No investments held at September 30, 2012 were categorized as Level 3.
As of December 31, 2011, available for sale securities consisted primarily of U.S. government and agency securities, government-sponsored entities securities, corporate bonds, municipal bonds, mortgage-backed securities, and other available for sale securities. The equities (which are categorized as other available for sale securities) and certain U.S. government securities are valued with prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement. The remaining U.S. government and agency securities, government-sponsored entities securities, corporate bonds, municipal bonds, mortgage-backed securities, and certain investments in SBA loans (which are categorized as U.S. government and agencies securities) generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets. Therefore, they have been categorized as a Level 2 measurement. No investments held at December 31, 2011 were categorized as Level 3.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The Company uses interest rate customer swaps and a junior subordinated debenture interest rate swap to manage its interest rate risk, and customer foreign exchange forward contracts to manage its foreign exchange risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, they have been categorized as a Level 2 measurement as of September 30, 2012 and December 31, 2011. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements-Note 8: Derivatives and Hedging Activities” for further details.
To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral securing the position. The Company met the criteria for and, effective January 1, 2012, elected to apply the accounting policy exception with respect to measuring counterparty credit risk for derivative transactions subject to master netting arrangements provided in Accounting Standards Updates (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). Electing this policy exception had no impact on financial statement presentation.
The Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy as of September 30, 2012 and December 31, 2011.
Other investments, which are not considered available for sale investments, consist of deferred compensation trusts for the benefit of certain current or former employees, which consist of publicly traded mutual fund investments that are valued at prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement as of September 30, 2012 and December 31, 2011. The remaining other investments categorized as Level 2 consist of the Company's cost-method investments as of September 30, 2012 and December 31, 2011.
There were no Level 3 assets at December 31, 2011 or September 30, 2012.
The following tables present the Company's assets and liabilities measured at fair value on a non-recurring basis during the periods ended September 30, 2012 and 2011, respectively, aggregated by the level in the fair value hierarchy within which those measurements fall.

	As of September 30, 2012	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended September 30, 2012	Nine months ended September 30, 2012
	(In thousands)
Assets:
Impaired loans (1)	$20,230	$—	$—	$20,230	$(4,598)	$(5,186)
OREO (2)	379	—	—	379	(102)	(102)
	$20,609	$—	$—	$20,609	$(4,700)	$(5,288)
___________________

(1)	Collateral-dependent impaired loans held at September 30, 2012 that had write-downs in fair value or whose specific reserve changed during the first nine months of 2012.

(2)	One OREO property held at September 30, 2012 had a write-down during the first nine months of 2012.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of September 30, 2011	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended September 30, 2011	Nine months ended September 30, 2011
	(In thousands)
Assets:
Impaired loans (1)	$18,297	$—	$—	$18,297	$(2,144)	$(5,526)
OREO (2)	1,999	—	—	1,999	(228)	(2,352)
	$20,296	$—	$—	$20,296	$(2,372)	$(7,878)
________________

(1)	Collateral-dependent impaired loans held at September 30, 2011 that had write-downs in fair value or whose specific reserve changed during the first nine months of 2011.

(2)	Three OREO properties held at September 30, 2011 had write-downs during the first nine months of 2011.
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value.

	September 30, 2012
	Fair Value	Valuation technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$20,230	Appraisals of Collateral	Discount for costs to sell	6% - 13%	8%
			Appraisal adjustments	0% - 30%	11%
OREO	$379	Appraisals of Collateral	Discount for costs to sell	8%	8%
			Appraisal adjustments
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The OREO in the tables above includes those properties that had an adjustment to fair value during the the three and nine months ended September 30, 2012 and 2011. The Company uses appraisals, which management may adjust to reflect estimated fair value declines, or may apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property or consideration of broker quotes. The appraisers use a market, income, and/or a cost approach in determining the value of the collateral. Therefore they have been categorized as a Level 3 measurement.
The following tables present the carrying values and fair values of the Company's financial instruments that are not measured at fair value on a recurring basis (other than certain loans, as noted below):

	September 30, 2012
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$83,585	$83,585	$83,585	$—	$—
Loans, net	4,876,478	4,951,667	—	—	4,951,667
Loans held for sale	135,169	136,856	—	136,856	—
Other financial assets	121,348	121,348	—	121,348	—
FINANCIAL LIABILITIES:
Deposits	4,662,794	4,699,282	—	4,669,282	—
Securities sold under agreements to repurchase	106,713	108,816	—	108,816	—
Federal Funds purchased	85,000	85,000	—	85,000	—
Federal Home Loan Bank borrowings	552,946	577,698	—	577,698	—
Junior subordinated debentures	158,647	131,152	—	26,454	104,698
Other financial liabilities	10,746	10,746	—	10,746	—

	December 31, 2011
	Book Value	Fair Value
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$203,354	$203,354
Loans, net	4,555,114	4,619,821
Loans held for sale	12,069	12,069
Other financial assets	120,097	120,097
FINANCIAL LIABILITIES:
Deposits	4,530,411	4,538,137
Securities sold under agreements to repurchase	130,791	133,660
Federal Home Loan Bank borrowings	521,827	547,584
Junior subordinated debentures	182,053	165,242
Other financial liabilities	11,388	11,388

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
Loans, net
Fair value estimates are based on loans with similar financial characteristics. Fair values of commercial and residential mortgage loans are estimated by discounting contractual cash flows adjusted for prepayment estimates and using discount rates approximately equal to current market rates on loans with similar credit and interest rate characteristics and maturities. The fair value estimates for home equity and other loans are based on outstanding loan terms and pricing in the local markets. The method of estimating the fair value of the loans disclosed in the table above does not incorporate the exit price concept in the presentation of the fair value of these financial instruments. Net loans are included in the Level 3 fair value category based upon the inputs and valuation techniques used.
Loans held for sale
Loans held for sale are recorded at the lower of cost or fair value. Fair value estimates are based on actual commitments to sell the loans to investors at an agreed upon price. Accordingly, loans held for sale are included in the Level 2 fair value category.
In the third quarter of 2012, the Company reevaluated the inputs used to estimate the fair value of loans held for sale. Based on the reevaluation, the Company has determined that a Level 2 classification is more appropriate than the prior Level 3 classification that was previously utilized.
Other financial assets
Other financial assets consist of accrued interest and fees receivable, stock in Federal Home Loan Banks (“FHLBs”), and the cash surrender value of bank-owned life insurance, for which the carrying amount approximates fair value, and are classified as Level 2.
The Company carries the FHLB stock at the original cost basis (par value) and is classified as Level 2. Subsequent to the bank merger on May 27, 2011, the only FHLB that the Bank is a member of is the FHLB of Boston. FHLB stock in both the FHLBs of San Francisco and Seattle is still owned by the Bank. At the time of the bank merger there were outstanding FHLB borrowings with both the FHLBs of San Francisco and Seattle. Until these borrowings in the FHLBs of San Francisco and Seattle mature and are subsequently paid off, the FHLB stock associated with these borrowings cannot be redeemed. The Bank has requested to redeem the excess FHLB stock in these two FHLBs above the amount required for the related borrowings. The FHLBs may wait up to five years from the redemption request to redeem the stock. Of the $42.9 million of stock in FHLBs held September 30, 2012, $12.5 million, or 29%, of the balance related to stock held in the FHLBs of San Francisco and Seattle.
At each period end, the Company evaluates its investment in the respective FHLB's stock for other-than-temporary impairment. The Company has not recognized an other-than-temporary impairment loss with respect to stock in the FHLBs, based on the following considerations: the Company's evaluation of the underlying investment, including the long-term nature of the asset; the financial position of the respective FHLBs; and the 2011 and first, second, and/or third quarter 2012 redemptions at par of a portion of FHLB stock held in the Boston and San Francisco FHLBs.

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
Junior subordinated debentures
The fair value of the junior subordinated debentures issued by Boston Private Capital Trust I was based on the current market price of the securities at September 30, 2012 and December 31, 2011 and have been classified as Level 2. The fair value of the junior subordinated debentures issued by Boston Private Capital Trust II and the junior subordinated debentures acquired in the acquisitions of FPB, Gibraltar Private Bank and Trust Company (Gibraltar Private Bank and Trust Company was subsequently sold in 2009), and Charter was estimated using Level 3 inputs such as the interest rates on these securities and current rates for similar debt, a consideration for illiquidity of trading in the debt, and pending regulatory changes that would result in an unfavorable change in the regulatory capital treatment of this type of debt.
During the three months ended September 30, 2012, the classification of the inputs used in the valuation technique for the junior subordinated debentures, other than those issued by Boston Private Capital Trust I, were changed from Level 2 to Level 3. This change was the result of a new valuation model used primarily due to the pending changes affecting the regulatory capital treatment of junior subordinated debentures and the impact in the capital markets on new issuances of these types of securities. The Federal Reserve has proposed rules in 2012 that will begin to implement the standards set forth by the Basel Committee on Banking Supervision in December 2010 and known as Basel III which apply to capital and liquidity. Such rules would eliminate the current favorable treatment that junior subordinated debentures receive in the calculation of regulatory capital which, when combined with the current low interest rate environment and the illiquidity of this type of instrument to the holder, significantly reduces observable market data for similar debt.
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
Total loans include deferred loan fees/ (costs), net, of ($3.8) million and ($3.2) million as of September 30, 2012 and December 31, 2011, respectively. Deferred loan fees/ (costs) include unamortized premiums or discounts related to mortgage loans purchased by the Bank.
The following table presents a summary of the loan portfolio based on the portfolio segment as of the dates indicated:

	September 30, 2012	December 31, 2011
	(In thousands)
Commercial and industrial	$786,335	$678,048
Commercial real estate	1,804,811	1,678,274
Construction and land	164,891	153,709
Residential	1,941,217	1,823,403
Home equity	128,252	143,698
Consumer and other	142,101	174,096
Total Loans	$4,967,607	$4,651,228
The following table presents nonaccrual loans receivable by class of receivable as of the dates indicated:

	September 30, 2012	December 31, 2011
	(In thousands)
Commercial and industrial	$6,395	$3,759
Commercial real estate	41,273	38,581
Construction and land	5,648	7,772
Residential	19,192	17,513
Home equity	790	457
Consumer and other	96	27
Total	$73,394	$68,109
The Bank's policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, although infrequent, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were $2.7 million of loans 90 days or more past due, but still accruing, as of September 30, 2012 and an immaterial amount as of December 31, 2011. The Bank's policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six months). For troubled debt restructured loans (“TDR”s), a return to accrual status generally requires timely payments for a period of six months, along with meeting other criteria. TDRs are assessed on a case-by-case basis.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present an age analysis of loans receivable by class of receivable as of the dates indicated:

	September 30, 2012
	Accruing Past Due				Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Accruing Past Due	Current Payment Status	30-89 Days Past Due	90 Days or Greater Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$1,086	$1,464	$—	$2,550	$4,854	$100	$1,441	$6,395	$777,390	$786,335
Commercial real estate	2,445	925	2,625	5,995	30,389	4,682	6,202	41,273	1,757,543	1,804,811
Construction and land	25	13	50	88	4,008	209	1,431	5,648	159,155	164,891
Residential	—	2,680	—	2,680	9,749	5,000	4,443	19,192	1,919,345	1,941,217
Home equity	82	—	—	82	430	—	360	790	127,380	128,252
Consumer and other	775	5	—	780	89	1	6	96	141,225	142,101
Total	$4,413	$5,087	$2,675	$12,175	$49,519	$9,992	$13,883	$73,394	$4,882,038	$4,967,607

	December 31, 2011
	Accruing Past Due				Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Accruing Past Due	Current Payment Status	30-89 Days Past Due	90 Days or Greater Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$1,284	$364	$—	$1,648	$2,866	$566	$327	$3,759	$672,641	$678,048
Commercial real estate	6,779	2,136	—	8,915	32,096	2,310	4,175	38,581	1,630,778	1,678,274
Construction and land	48	26	32	106	4,825	172	2,775	7,772	145,831	153,709
Residential	8,997	5,410	—	14,407	7,236	1,849	8,428	17,513	1,791,483	1,823,403
Home equity	1,223	—	—	1,223	131	—	326	457	142,018	143,698
Consumer and other	689	1	—	690	3	—	24	27	173,379	174,096
Total	$19,020	$7,937	$32	$26,989	$47,157	$4,897	$16,055	$68,109	$4,556,130	$4,651,228
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
A summary of the rating system used by the Bank, repeated here from Part II. Item 8. “Financial Statements and Supplementary Data—Note 1: Basis of Presentation and Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 follows:
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present the loan portfolio's credit risk profile by internally assigned grade by class of financing receivable as of the dates indicated:

	September 30, 2012
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Substandard	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$756,475	$12,095	$11,370	$6,395	$786,335
Commercial real estate	1,608,853	70,914	83,771	41,273	1,804,811
Construction and land	146,804	9,321	3,118	5,648	164,891
Residential	1,914,346	—	7,679	19,192	1,941,217
Home equity	125,594	—	1,868	790	128,252
Consumer and other	139,913	2,092	—	96	142,101
Total	$4,691,985	$94,422	$107,806	$73,394	$4,967,607

	December 31, 2011
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Substandard	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$641,831	$10,209	$22,249	$3,759	$678,048
Commercial real estate	1,454,786	121,802	63,105	38,581	1,678,274
Construction and land	131,205	10,978	3,754	7,772	153,709
Residential	1,798,635	—	7,255	17,513	1,823,403
Home equity	141,373	—	1,868	457	143,698
Consumer and other	173,927	132	10	27	174,096
Total	$4,341,757	$143,121	$98,241	$68,109	$4,651,228

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present, by class of receivable, the balance of impaired loans with and without a related allowance, the associated allowance for those impaired loans with a related allowance, and the total unpaid principal on impaired loans:

	As of and for the three and nine months ended September 30, 2012
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	QTD Average Recorded Investment	YTD Average Recorded Investment	QTD Interest Income Recognized while Impaired	YTD Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$5,064	$8,361	n/a	$3,686	$4,826	$—	$—
Commercial real estate	34,789	55,034	n/a	28,714	30,315	39	226
Construction and land	4,630	6,783	n/a	5,655	6,115	—	97
Residential	9,764	11,195	n/a	9,482	9,747	71	243
Home equity	360	360	n/a	360	354	1	3
Consumer and other	—	—	n/a	73	53	—	—
Subtotal	54,607	81,733	n/a	47,970	51,410	111	569
With an allowance recorded:
Commercial and industrial	1,285	1,285	123	2,731	1,983	—	—
Commercial real estate	25,516	26,901	2,507	24,462	25,190	200	562
Construction and land	1,018	1,062	425	2,187	1,662	—	—
Residential	12,067	12,067	1,080	12,885	11,604	119	277
Home equity	131	131	131	131	131	1	4
Consumer and other	—	—	—	—	—	—	—
Subtotal	40,017	41,446	4,266	42,396	40,570	320	843
Total:
Commercial and industrial	6,349	9,646	123	6,417	6,809	—	—
Commercial real estate	60,305	81,935	2,507	53,176	55,505	239	788
Construction and land	5,648	7,845	425	7,842	7,777	—	97
Residential	21,831	23,262	1,080	22,367	21,351	190	520
Home equity	491	491	131	491	485	2	7
Consumer and other	—	—	—	73	53	—	—
Total	$94,624	$123,179	$4,266	$90,366	$91,980	$431	$1,412
___________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs of $24.2 million and historical nonaccrual interest paid, which was applied to principal, of $4.4 million.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three and nine months ended September 30, 2011
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	QTD Average Recorded Investment	YTD Average Recorded Investment	QTD Interest Income Recognized while Impaired	YTD Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$2,414	$2,820	n/a	$2,650	$6,863	$—	$16
Commercial real estate	38,774	53,072	n/a	41,027	54,324	97	262
Construction and land	4,015	7,103	n/a	5,029	6,798	—	—
Residential	10,220	10,891	n/a	8,187	8,251	40	45
Home equity	326	360	n/a	1,120	885	—	—
Consumer and other	—	—	n/a	—	15	—	—
Subtotal	55,749	74,246	n/a	58,013	77,136	137	323
With an allowance recorded:
Commercial and industrial	121	125	15	124	803	—	—
Commercial real estate	23,811	26,722	3,172	32,552	27,036	153	274
Construction and land	1,565	1,729	327	1,524	2,976	—	—
Residential	5,074	5,074	366	4,301	4,080	41	115
Home equity	131	131	131	131	131	1	4
Consumer and other	—	—	—	—	—	—	—
Subtotal	30,702	33,781	4,011	38,632	35,026	195	393
Total:
Commercial and industrial	2,535	2,945	15	2,774	7,666	—	16
Commercial real estate	62,585	79,794	3,172	73,579	81,360	250	536
Construction and land	5,580	8,832	327	6,553	9,774	—	—
Residential	15,294	15,965	366	12,488	12,331	81	160
Home equity	457	491	131	1,251	1,016	1	4
Consumer and other	—	—	—	—	15	—	—
Total	$86,451	$108,027	$4,011	$96,645	$112,162	$332	$716
___________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs of $18.7 million and historical nonaccrual interest paid, which was applied to principal, of $2.9 million.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the year ended December 31, 2011
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$5,595	$6,239	n/a	$6,437	$59
Commercial real estate	34,963	49,690	n/a	49,765	373
Construction and land	6,493	10,783	n/a	6,473	—
Residential	10,451	11,222	n/a	8,810	198
Home equity	326	360	n/a	745	—
Consumer and other	—	—	n/a	11	—
Subtotal	$57,828	$78,294	n/a	$72,241	$630
With an allowance recorded:
Commercial and industrial	1,123	1,137	149	748	—
Commercial real estate	23,202	24,398	3,307	26,274	440
Construction and land	1,279	1,302	219	2,591	—
Residential	6,230	6,230	402	4,279	137
Home equity	131	131	131	131	6
Consumer and other	—	—	—	—	—
Subtotal	$31,965	$33,198	$4,208	$34,023	$583
Total:
Commercial and industrial	6,718	7,376	149	7,185	59
Commercial real estate	58,165	74,088	3,307	76,039	813
Construction and land	7,772	12,085	219	9,064	—
Residential	16,681	17,452	402	13,089	335
Home equity	457	491	131	876	6
Consumer and other	—	—	—	11	—
Total	$89,793	$111,492	$4,208	$106,264	$1,213
___________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs of $18.2 million and historical nonaccrual interest paid, which was applied to principal, of $3.5 million.
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The Bank may, under certain circumstances, restructure loans as a concession to borrowers who have experienced financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Company’s loss mitigation activities which, among other activities, could include rate reductions, payment extensions, and/or principal forgiveness. TDRs totaled $62.8 million and $55.3 million at September 30, 2012 and December 31, 2011, respectively. Of the $62.8 million in TDR loans at September 30, 2012, $26.7 million were on accrual status. Of the $55.3 million in TDR loans at December 31, 2011, $27.4 million were on accrual status.
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
The following tables present the balance of TDR loans that were restructured or defaulted during the periods indicated:

	As of and for the three months ended September 30, 2012
	Restructured Current Quarter			TDRs that defaulted in the current quarter that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
(Dollars In thousands)
Commercial and industrial (1)	2	$1,807	$1,807	—	$—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Residential (2)	1	3,150	3,150	3	1,282
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	3	$4,957	$4,957	3	$1,282
___________________

(1)	Represents the following concessions: extension of term.

(2)	Represents the following concessions: temporary rate reduction.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the nine months ended September 30, 2012
	Restructured Current Year to Date			TDRs that defaulted in the current year to date that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
(Dollars In thousands)
Commercial and industrial (1)	2	$1,807	$1,807	—	$—
Commercial real estate (2)	6	7,387	7,468	—	—
Construction and land	—	—	—	—	—
Residential (3)	12	7,172	7,172	3	1,282
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	20	$16,366	$16,447	3	$1,282
___________________

(1)	Represents the following concessions: extension of term.

(2)
Represents the following concessions: extension of term (5 loans; post-modification recorded investment of $4.7 million); and combination of concessions (1 loan; post-modification recorded investment of $2.8 million).

(3)
Represents the following concessions: payment deferral (1 loan; post-modification balance of $1.9 million); temporary rate reduction (10 loans; post-modification recorded investment of $4.0 million); and combination of concessions (1 loan; post-modification recorded investment of $1.3 million).

	As of and for the three months ended September 30, 2011
	Restructured Current Quarter			TDRs that defaulted in the current quarter that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
(Dollars In thousands)
Commercial and industrial (1)	1	$253	$253	—	$—
Commercial real estate (2)	1	991	991	1	1,156
Construction and land	—	—	—	—	—
Residential (3)	5	2,314	2,314	—	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	7	$3,558	$3,558	1	$1,156
___________________

(1)	Represents the following concessions: combination of concessions.

(2)	Represents the following concessions: temporary rate reduction.

(3)
Represents the following concessions: temporary rate reduction (4 loans; post-modification recorded investment of $0.3 million); and extension of term (1 loan; post-modification recorded investment of $2.0 million).

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the nine months ended September 30, 2011
	Restructured Current Year to Date			TDRs that defaulted in the current year to date that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
(Dollars In thousands)
Commercial and industrial (1)	3	$1,937	$1,937	1	$125
Commercial real estate (2)	9	33,014	33,366	2	2,111
Construction and land (3)	1	428	428	—	—
Residential (4)	5	2,314	2,314	—	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	18	$37,693	$38,045	3	$2,236
___________________

(1)	Represents the following concessions: combination of concessions.

(2)
Represents the following concessions: extension of term (1 loan; post-modification recorded investment of $1.0 million); temporary rate reduction (4 loans; post-modification recorded investment of $13.7 million); and combination of concessions (4 loans; post-modification recorded investment of $18.7 million).

(3)	Represents the following concessions: extension of term.

(4)
Represents the following concessions: extension of term (1 loan; post-modification recorded investment of $2.0 million); and temporary rate reduction (4 loans; post-modification recorded investment of $0.3 million).

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

7.    Allowance for Loan Losses
The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $91.1 million and $96.1 million at September 30, 2012 and December 31, 2011, respectively.
The following tables present a summary of the changes in the allowance for loan losses for the periods indicated:

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)
Allowance for loan losses, beginning of period:
Commercial and industrial	$13,243	$12,460	$12,163	$13,438
Commercial real estate	64,577	66,914	63,625	65,760
Construction and land	6,163	6,004	6,382	6,875
Residential	10,844	8,499	9,286	7,449
Home equity	1,489	1,291	1,535	1,231
Consumer and other	740	1,616	1,149	1,478
Unallocated	1,998	1,958	1,974	2,172
Total allowance for loan losses, beginning of period	99,054	98,742	96,114	98,403
Provision/ (credit) for loan losses:
Commercial and industrial	(1,339)	(425)	1,766	(630)
Commercial real estate	(3,035)	1,653	(2,147)	12,811
Construction and land	(1,448)	2,789	(2,177)	194
Residential	1,659	932	4,498	3,027
Home equity	69	8	(38)	161
Consumer and other	(38)	(405)	(358)	363
Unallocated	132	(52)	156	(266)
Total provision/ (credit) for loan losses	(4,000)	4,500	1,700	15,660
(continued)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2012	2011	2012	2011
(continued)	(In thousands)
Loans charged-off:
Commercial and industrial	$(1,108)	$(153)	$(3,777)	$(2,205)
Commercial real estate	(2,339)	(3,863)	(5,606)	(15,782)
Construction and land	(710)	(1,286)	(710)	(3,516)
Residential	(1,544)	(257)	(2,825)	(1,302)
Home equity	(129)	—	(129)	(95)
Consumer and other	(19)	(24)	(111)	(677)
Total charge-offs	(5,849)	(5,583)	(13,158)	(23,577)
Recoveries on loans previously charged-off:
Commercial and industrial	794	440	1,438	1,719
Commercial real estate	59	380	3,390	2,295
Construction and land	1,065	262	1,575	4,216
Residential	—	—	—	—
Home equity	—	9	61	11
Consumer and other	6	9	9	32
Total recoveries	1,924	1,100	6,473	8,273
Allowance for loan losses at end of period:
Commercial and industrial	11,590	12,322	11,590	12,322
Commercial real estate	59,262	65,084	59,262	65,084
Construction and land	5,070	7,769	5,070	7,769
Residential	10,959	9,174	10,959	9,174
Home equity	1,429	1,308	1,429	1,308
Consumer and other	689	1,196	689	1,196
Unallocated	2,130	1,906	2,130	1,906
Total allowance for loan losses at end of period	$91,129	$98,759	$91,129	$98,759
The following tables present the Company's allowance for loan losses and loan portfolio at September 30, 2012 and December 31, 2011 by portfolio segment, disaggregated by method of impairment analysis. The Company had no loans acquired with deteriorated credit quality at September 30, 2012 or December 31, 2011.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Commercial and industrial	Commercial real estate	Construction and land	Residential
	(In thousands)
Allowance for loan losses balance at September 30, 2012 attributable to:
Loans collectively evaluated	$11,467	$56,755	$4,645	$9,879
Loans individually evaluated	123	2,507	425	1,080
Total allowance for loan losses	$11,590	$59,262	$5,070	$10,959

Recorded investment (loan balance) at September 30, 2012:
Loans collectively evaluated	$779,986	$1,744,506	$159,243	$1,919,386
Loans individually evaluated	6,349	60,305	5,648	21,831
Total Loans	$786,335	$1,804,811	$164,891	$1,941,217

	Home equity	Consumer and other	Unallocated	Total
(Continued from above)	(In thousands)
Allowance for loan losses balance at September 30, 2012 attributable to:
Loans collectively evaluated	$1,298	$689	$2,130	$86,863
Loans individually evaluated	131	—	—	4,266
Total allowance for loan losses	$1,429	$689	$2,130	$91,129

Recorded investment (loan balance) at September 30, 2012:
Loans collectively evaluated	$127,761	$142,101	$—	$4,872,983
Loans individually evaluated	491	—	—	94,624
Total Loans	$128,252	$142,101	$—	$4,967,607

	Commercial and industrial	Commercial real estate	Construction and land	Residential
	(In thousands)
Allowance for loan losses balance at December 31, 2011 attributable to:
Loans collectively evaluated	$12,014	$60,318	$6,163	$8,884
Loans individually evaluated	149	3,307	219	402
Total allowance for loan losses	$12,163	$63,625	$6,382	$9,286

Recorded investment (loan balance) at December 31, 2011:
Loans collectively evaluated	$671,330	$1,620,109	$145,937	$1,806,722
Loans individually evaluated	6,718	58,165	7,772	16,681
Total Loans	$678,048	$1,678,274	$153,709	$1,823,403

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Home equity	Consumer and other	Unallocated	Total
(Continued from above)	(In thousands)
Allowance for loan losses balance at December 31, 2011 attributable to:
Loans collectively evaluated	$1,404	$1,149	$1,974	$91,906
Loans individually evaluated	131	—	—	4,208
Total allowance for loan losses	$1,535	$1,149	$1,974	$96,114

Recorded investment (loan balance) at December 31, 2011:
Loans collectively evaluated	$143,241	$174,096	$—	$4,561,435
Loans individually evaluated	457	—	—	89,793
Total Loans	$143,698	$174,096	$—	$4,651,228

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
The following table presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2012 and December 31, 2011.

	September 30, 2012				December 31, 2011
	Asset derivatives		Liability derivatives		Asset derivatives		Liability derivatives
	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$(5,666)	Other assets	$—	Other liabilities	$(5,308)
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	3,443	Other liabilities	(3,541)	Other assets	4,207	Other liabilities	(4,366)
Foreign exchange contracts	Other assets	199	Other liabilities	(199)	Other assets	7	Other liabilities	(7)
Total		$3,642		$(9,406)		$4,214		$(9,681)
___________________

(1)	For additional details, see Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements-Note 5: Fair Value Measurements.”

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the effect of the Company's derivative financial instruments in the consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011.

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivative (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)
	three months ended September 30,			three months ended September 30,
	2012	2011		2012	2011
(In thousands)
Interest rate products	$(641)	$(2,720)	Interest income	$(443)	$(483)
Total	$(641)	$(2,720)		$(443)	$(483)

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivative (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)
	nine months ended September 30,			nine months ended September 30,
	2012	2011		2012	2011
(In thousands)
Interest rate products	$(1,652)	$(4,608)	Interest income	$(1,295)	$(1,413)
Total	$(1,652)	$(4,608)		$(1,295)	$(1,413)
The following table presents the components of the Company's accumulated other comprehensive income/ (loss) related to the derivatives for the three and nine months ended September 30, 2012 and 2011.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)
Accumulated other comprehensive income on cash flow hedges, balance at beginning of period	$(3,128)	$(1,935)	$(3,106)	$(1,371)
Net change in unrealized gain/ (loss) on cash flow hedges	(113)	(1,305)	(135)	(1,869)
Accumulated other comprehensive income on cash flow hedges, balance at end of period	$(3,241)	$(3,240)	$(3,241)	$(3,240)
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The Company uses the “Hypothetical Derivative Method” described in ASC 815, Derivatives and Hedging (“ASC 815”), for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (“OCI”) (outside of earnings) and subsequently reclassified to earnings in interest and dividend income when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of operations as part of fees and other income. The Holding Company had no hedge ineffectiveness recognized in earnings during the three or nine months ended September 30, 2012 and 2011. The Holding Company also monitors the risk of counterparty default on an ongoing basis.
A portion of the balance reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are made or received on the Holding Company's interest rate swap. During the next twelve months, the Holding Company estimates that $1.8 million will be reclassified as an increase in interest expense.
Non-designated Hedges
Derivatives not designated as hedges are not speculative and result from two different services the Bank provides to qualified commercial clients. The Bank offers certain derivative products directly to such clients. The Bank economically hedges derivative transactions executed with commercial clients by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of these programs are not designated in ASC 815-qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset through earnings. Fees earned in connection with the execution of derivatives related to this program are recognized in the consolidated statement of operations in other income. The derivative asset and liability values above include an adjustment related to the consideration of credit risk required under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), of less than $0.1 million in earnings for the three and nine months ended September 30, 2012 and 2011. As of September 30, 2012 and December 31, 2011, the Bank had 12 interest rate swaps with an aggregate notional amount of $101.9 million and $102.7 million, respectively, related to this program. As of September 30, 2012 and December 31, 2011, the Bank also had 11 and two, respectively, foreign currency exchange contracts with notional amounts of $11.2 million and $0.4 million, respectively, related to this program.
The following table presents the effect of the Company's derivative financial instruments, not designated as hedging instruments, in the consolidated statement of operations for the periods ended September 30, 2012 and 2011.

		Amount of gain or (loss), net, recognized in income on derivatives
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivative	Three months ended September 30,		Nine months ended September 30,
		2012	2011	2012	2011
		(In thousands)
Interest rate products	Other income/ (expense)	$(21)	$(60)	$62	$7
Foreign exchange contracts	Other income/ (expense)	4	—	5	27
Total		$(17)	$(60)	$67	$34
The Holding Company and the Bank have agreements with their derivative counterparties that contain provisions where, if the Holding Company or Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Holding Company or the Bank could also be declared in default on its derivative obligations. The Holding Company and the Bank were in compliance with these provisions as of September 30, 2012 and December 31, 2011.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The Holding Company and the Bank also have agreements with certain of their derivative counterparties that contain provisions where, if the Holding Company or Bank fails to maintain its status as a well- or adequately-capitalized institution, then the counterparty could terminate the derivative positions and the Holding Company or the Bank would be required to settle its obligations under the agreements. The Holding Company and the Bank were in compliance with these provisions as of September 30, 2012 and December 31, 2011.
Certain of the Holding Company and the Bank's agreements with their derivative counterparties contain provisions where if specified events or conditions occur that materially change the Holding Company's or the Bank's creditworthiness in an adverse manner, the Holding Company or the Bank may be required to fully collateralize their obligations under the derivative instruments. The Holding Company and the Bank were in compliance with these provisions as of September 30, 2012 and December 31, 2011.
As of September 30, 2012 and December 31, 2011, the termination amounts related to collateral determinations of derivatives in a liability position was $9.4 million and $9.9 million, respectively. The Holding Company has minimum collateral posting thresholds with its derivative counterparty and has posted collateral of $8.0 million as of September 30, 2012 and December 31, 2011, against its obligation under this agreement.

9.    Income Taxes
The following table presents the components of income tax expense/ (benefit) for continuing operations, discontinued operations, noncontrolling interests and the Company:

	Nine months ended September 30,
	2012	2011
	(In thousands)
Income/ (loss) from continuing operations:
Income/ (loss) before income taxes	$50,985	$32,089
Income tax expense/ (benefit)	14,215	8,559
Net income/ (loss) from continuing operations	$36,770	$23,530
Effective tax rate, continuing operations	27.9%	26.7%

Income from discontinued operations:
Income before income taxes	$6,999	$8,305
Income tax expense	1,183	3,495
Net income from discontinued operations	$5,816	$4,810
Effective tax rate, discontinued operations	16.9%	42.1%

Income/ (loss) attributable to noncontrolling interests:
Income/ (loss) before income taxes	$2,407	$2,265
Income tax expense/ (benefit)	—	—
Net income attributable to noncontrolling interests	$2,407	$2,265
Effective tax rate, noncontrolling interests	—%	—%

Income/ (loss) attributable to the Company
Income/ (loss) before income taxes	$55,577	$38,129
Income tax expense/ (benefit)	15,398	12,054
Net income/ (loss) attributable to the Company	$40,179	$26,075
Effective tax rate attributable to the Company	27.7%	31.6%

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The effective tax rate for continuing operations for the nine months ended September 30, 2012 of 27.9%, with related tax expense of $14.2 million, was calculated based on a projected 2012 annual effective tax rate. The effective tax rate was less than the statutory rate of 35% due primarily to earnings from tax-exempt investments, income tax credits, and income attributable to noncontrolling interests. These items were partially offset by state and local income taxes.
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
The effective tax rate for continuing operations for the nine months ended September 30, 2012 is greater than the effective tax rate for the same period in 2011 due primarily to earnings from tax-exempt investments, income tax credits, and income attributable to noncontrolling interests having a smaller impact on the effective tax rate, due primarily to the higher level of income before taxes in 2012 as compared to 2011.
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

10.    Noncontrolling Interests
At the Company, noncontrolling interests typically consist of equity owned by management of the Company’s respective majority-owned affiliates. Net income attributable to noncontrolling interests in the consolidated statements of operations represents the net income allocated to the noncontrolling interest owners of the affiliates. Net income allocated to the noncontrolling interest owners was $0.9 million and $0.7 million for the three months ended September 30, 2012 and 2011, respectively, and $2.4 million and $2.3 million for the nine months ended September 30, 2012 and 2011, respectively. To the extent that the increase in the estimated maximum redemption amounts exceeds the net income attributable to the noncontrolling interests, such excess reduces net income available to common shareholders for purposes of EPS computations.
Noncontrolling interests which are not redeemable as provided in ASC 480, are included in shareholders’ equity in the consolidated balance sheets, and include the capital and undistributed profits owned by the noncontrolling partner. The Company had no noncontrolling interests included in shareholder's equity at September 30, 2012 and December 31, 2011.
Each affiliate operating agreement provides the Company and/or the noncontrolling interests with contingent call or put redemption features used for the orderly transfer of noncontrolling equity interests between the affiliate minority shareholders and the Company at fair value. Fair value is generally defined in the operating agreements as a multiple of earnings before interest, taxes, depreciation, and amortization. The aggregate amount of such redeemable noncontrolling interests at the estimated maximum redemption amounts of $19.7 million and $21.7 million are included in the accompanying consolidated balance sheets at September 30, 2012 and December 31, 2011, respectively. The Company may liquidate these noncontrolling interests with cash, shares of the Company’s common stock, or other forms of consideration dependent on the operating agreement. These agreements are discussed in Part II. Item 8. “Financial Statements and Supplementary Data – Note 16: Noncontrolling Interests” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the contractually determined maximum redemption values to repurchase the noncontrolling interests at the periods indicated:

	September 30, 2012	December 31, 2011
	(In thousands)
Anchor	$11,230	$12,089
BOS	6,192	5,873
DTC (1)	—	1,924
DGHM	2,253	1,805
Total	$19,675	$21,691
_____________________

(1)	In the second quarter of 2012, the Company completed the sale of its affiliate DTC.
The following table presents an analysis of the Company’s redeemable noncontrolling interests for the periods indicated:

	Nine months ended September 30,
	2012	2011
	(In thousands)
Redeemable noncontrolling interests at beginning of year	$21,691	$19,598
Net income attributable to noncontrolling interests	2,407	2,265
Distributions	(3,168)	(1,428)
DTC disposition	(1,470)	—
Adjustments to fair value	215	1,450
Redeemable noncontrolling interests at end of period	$19,675	$21,885

11.    Restructuring
On May 27, 2011, the Company completed the merger of its four private banks, operating in the New England, San Francisco Bay, Southern California and Pacific Northwest markets, under a single Massachusetts charter. During this period of restructuring, the Company sought to reduce expenses by simplifying the portfolio businesses, streamlining the Holding Company structure, while incurring certain merger-related expenses such as severance charges, costs to terminate contracts, legal, audit and consulting costs, and other costs. The Company had substantially completed the merger-related restructuring as planned in the first half of 2012.
During the third quarter of 2012, the Company implemented a senior executive restructuring of the Holding Company and Bank leadership. The purpose of this restructuring is to create a more streamlined organization and to refine the Company's cost base. To implement the new structure the Company incurred an additional severance charge of $3.4 million. The Company estimates that charges associated with continuing to streamline its organizational model may result in additional severance charges of approximately $2.0 to $3.0 million during the fourth quarter of 2012 and/or first half of 2013.
The Company estimates that total charges may result in approximately $14.3 million to $15.3 million in restructuring expense, of which $12.3 million has been expensed in 2011 and for the nine months ended September 30, 2012. Restructuring expenses incurred in 2011 and the nine months ended September 30, 2012 by the Private Banking segment amounted to $8.0 million, with the remaining $4.3 million incurred by the Holding Company.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents a summary of the restructuring activity for the three and nine months ended September 30, 2012 and 2011.

	Severance Charges	Contract Termination Fees	Professional Expenses	Other Associated Costs	Total
	(In thousands)
Accrued charges at December 31, 2010	$—	$—	$—	$—	$—
Costs incurred	1,161	—	815	6	1,982
Costs paid	—	—	(143)	(6)	(149)
Accrued charges at March 31, 2011	1,161	—	672	—	1,833
Costs incurred	2,500	571	783	450	4,304
Costs paid	(394)	—	(688)	(450)	(1,532)
Accrued charges at June 30, 2011	3,267	571	767	—	4,605
Costs incurred	142	300	459	215	1,116
Costs paid	(298)	(660)	(679)	(215)	(1,852)
Accrued charges at September 30, 2011	$3,111	$211	$547	$—	$3,869

Accrued charges at December 31, 2011	$2,658	$211	$230	$—	$3,099
Costs incurred	(1)	—	128	8	135
Costs paid	(459)	—	(254)	(8)	(721)
Accrued charges at March 31, 2012	2,198	211	104	—	2,513
Costs incurred	22	255	183	104	564
Costs paid	(1,039)	(255)	(287)	(104)	(1,685)
Accrued charges at June 30, 2012	1,181	211	—	—	1,392
Costs incurred	3,409	147	22	3	3,581
Costs paid	(577)	(260)	(22)	(3)	(862)
Accrued charges at September 30, 2012	$4,013	$98	$—	$—	$4,111

12.    Recent Accounting Pronouncements
In July 2012, the FASB issued updated guidance, ASU 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The amendments in this update regarding the impairment testing applicable to indefinite-lived intangible assets, is similar to the impairment guidance issued in ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment, applicable to goodwill. Under the updated guidance, an entity may assess qualitative factors (such as changes in management, key personnel, strategy, key technology or customers) that may impact the fair value of the indefinite-lived intangible asset and lead to the determination that it is more likely than not that the fair value of the asset is less than its carrying value. If an entity determines that it is more likely than not that the fair value of the intangible asset is less than its carrying value, an impairment test must be performed. The impairment test requires an entity to calculate the estimated fair value of the indefinite-lived intangible asset. If the carrying value of the indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss is recognized in an amount equal to the excess. The updated guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted provided the Company has not yet performed its 2012 impairment test or issued its financial statements. The Company does not intend to early adopt. The adoption of this ASU is not expected to have a material effect on the Company's consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

In May 2011, the FASB issued new guidance, ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04. The amendments in this update further clarify the requirements in U.S. GAAP for measuring fair value and enhance the disclosures for information about fair value measurements. The new guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and its adoption did not have a significant impact on the Company's consolidated financial statements.
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
In December 2011, the FASB issued new guidance, ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this update require entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The new guidance is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013 and requires a retrospective application for all comparative periods which are presented. The Company is still evaluating whether this ASU will have a material effect on its consolidated financial statements.

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
As of and for the three and nine months ended September 30, 2012
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
Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced herein under the section captioned “Risk Factors”; adverse conditions in the capital and debt markets and the impact of such conditions on the Company’s private banking, investment management and wealth advisory activities; changes in interest rates; competitive pressures from other financial institutions; the effects of continued weakness in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers’ ability to service and repay our loans; changes in the value of the securities and other assets; changes in loan default and charge-off rates; the adequacy of loan loss reserves; reductions in deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; the risk that the Company's deferred tax assets may not be realized; risks related to the identification and implementation of acquisitions; and changes in assumptions used in making such forward-looking statements, as well as the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K and updated in the Company's Quarterly Reports on Form 10-Q and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

Executive Summary
The Company offers a wide range of wealth management services to high net worth individuals, families, businesses and select institutions through its three reportable segments: Private Banking, Investment Management, and Wealth Advisory. This Executive Summary provides an overview of the most significant aspects of our operating segments and the Company's operations in the third quarter of 2012. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

	Three months ended September 30,			% Change
	2012	2011	Change
	(In thousands, except per share data)
Total revenues	$74,970	$74,783	$187	—%
Provision/ (credit) for loan losses	(4,000)	4,500	(8,500)	nm
Total operating expenses	58,150	54,916	3,234	6%
Net income/ (loss) from continuing operations	15,696	10,825	4,871	45%
Net income/ (loss) attributable to noncontrolling interests	855	740	115	16%
Net income/ (loss) attributable to the Company	16,513	11,679	4,834	41%
Diluted earnings/ (loss) per share:
From continuing operations	$0.17	$0.12	$0.05	42%
From discontinued operations	$0.02	$0.02	$—	—%
Attributable to common shareholders	$0.19	$0.14	$0.05	36%
________________
nm =    not meaningful
Net income attributable to the Company was $16.5 million for the three months ended September 30, 2012, compared to $11.7 million in the same period of 2011. The Company recognized diluted earnings per share of $0.19 for the three months ended September 30, 2012, compared to diluted earnings per share of $0.14 for the same period of 2011.
Key items that affected the Company's results in the third quarter of 2012 compared to the same period of 2011 include:

▪
The Company recorded a credit to the provision for loan losses of $4.0 million for the three months ended September 30, 2012, compared to a provision for loan losses of $4.5 million in the same period of 2011. The loan loss provision was elevated in 2011 due to the adverse credit issues experienced primarily in the San Francisco Bay market. The 2012 year-to-date provision for loan losses is at lower levels than 2011 as a result of the continued improvement in credit quality, including reductions in criticized loans and reductions in the loss factors, primarily related to recent positive and improving trends in historical net loan charge-offs, and partially offset by loan growth.

▪
The low interest rate environment continues to affect net interest income. Net interest margin (“NIM”) decreased 14 basis points to 3.11% for the three months ended September 30, 2012 as compared to the same period in 2011. Net interest income for the three months ended September 30, 2012 was $46.4 million, an increase of $1.3 million, or 3%, compared to the same period in 2011. This increase was due to prepayment penalties, the increase in volume of the loan portfolio, and lower average rates paid on the Company's deposits and borrowings. These factors were partially offset by the lower average yields on loans.

▪
Operating expenses increased 6% due to additional restructuring charges taken in the third quarter of 2012. Excluding restructuring charges, total operating expenses increased $0.8 million, or 1%, from $53.8 million for the three months ending September 30, 2011 to $54.6 million for the same period in 2012. The $3.6 million in restructuring charges in the third quarter of 2012 primarily related to severance costs for changes made in the management structure at the Bank and the Holding Company.

The Company's Private Banking segment reported net income attributable to the Company of $14.8 million in the third quarter of 2012, compared to net income attributable to the Company of $11.5 million in the same period of 2011. The $3.3 million, or 29%, increase was a result of the credit to the provision for loan losses, offset by decreased other income and increased restructuring expense for the three months ended September 30, 2012. AUM increased $0.4 billion, or 10%, to $3.8 billion at September 30, 2012 from $3.4 billion at September 30, 2011, due primarily to investment performance.
The Company's Investment Management segment reported net income attributable to the Company of $1.0 million in the third quarter of 2012, compared to net income attributable to the Company of $1.2 million in the same period of 2011. The $0.2 million, or 15%, decrease was primarily due to decreases in investment management and trust fees. Most fee-based revenue is determined based on beginning-of-period AUM data, and as a result the decrease in investment management and trust fees was related to net outflows from June 30, 2011 through June 30, 2012. AUM increased $1.4 billion, or 20%, to $8.6 billion at September 30, 2012 from $7.1 billion at September 30, 2011, due to investment performance.
The Company's Wealth Advisory segment reported net income attributable to the Company of $1.3 million in the third quarter of 2012, compared to net income attributable to the Company of $1.2 million in the same period of 2011. The $0.1 million, or 8%, increase was due to increased wealth advisory fee revenue offset by increased salaries and employee benefits expense and increased professional services expense. AUM increased $1.1 billion, or 16%, to $7.8 billion at September 30, 2012 from $6.7 billion at September 30, 2011, due to positive net flows and investment performance.

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

Financial Condition

Condensed Consolidated Balance Sheets and Discussion

	September 30, 2012	December 31, 2011	Increase/ (decrease)	% Change
	(In thousands)
Assets:
Total cash and investments	$881,596	$1,091,564	$(209,968)	(19)%
Loans held for sale	135,169	12,069	123,100	nm
Total loans	4,967,607	4,651,228	316,379	7%
Less: Allowance for loan losses	91,129	96,114	(4,985)	(5)%
Net loans	4,876,478	4,555,114	321,364	7%
Goodwill and intangible assets	135,486	138,749	(3,263)	(2)%
Other assets	244,055	251,876	(7,821)	(3)%
Total assets	$6,272,784	$6,049,372	$223,412	4%
Liabilities and Equity:
Deposits	$4,662,794	$4,530,411	$132,383	3%
Total borrowings	903,306	834,671	68,635	8%
Other liabilities	91,407	96,474	(5,067)	(5)%
Total liabilities	5,657,507	5,461,556	195,951	4%
Redeemable noncontrolling interests	19,675	21,691	(2,016)	(9)%
Total shareholders’ equity	595,602	566,125	29,477	5%
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$6,272,784	$6,049,372	$223,412	4%

Total Assets. Total assets increased $223.4 million, or 4%, to $6.3 billion at September 30, 2012 from $6.0 billion at December 31, 2011. This increase was due to increases in loans, deposits, and borrowings slightly offset by decreases in cash and investments.
Cash and Investments. Total cash and investments (consisting of cash and cash equivalents, investment securities, and stock in the FHLBs) decreased $0.2 billion, or 19%, to $0.9 billion, or 14% of total assets at September 30, 2012 from $1.1 billion, or 18% of total assets at December 31, 2011. The decrease was due to the $119.8 million, or 59%, decrease in cash and cash equivalents, and the $89.4 million, or 11%, decrease in investment securities. The decrease in cash and cash equivalents is the net result of short-term fluctuations in liquidity due to changes in levels of deposits, borrowings and loans outstanding. In addition, $15.0 million in cash was used during the first quarter of 2012 to repurchase all of the 5.44 million warrants held by affiliates of the Carlyle Group and BPFH Director John Morton III, and $20.1 million in cash was used during the three quarters of 2012 to repurchase $23.4 million of the Company's junior subordinated debt.
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
Investment maturities, principal payments, and sales of the Company's available for sale securities provided $0.4 billion of cash proceeds during the nine months ended September 30, 2012, which was used to purchase new investments or fund a portion of loan growth. The timing of sales and reinvestments is based on various factors, including management's evaluation of interest rate trends, the credit risk of municipal securities and the Company's liquidity. The sale of investments resulted in recognized net gains for the three and nine months ended September 30, 2012 of $0.0 million and $0.9 million, respectively, due primarily to changes in interest rates, the majority of which were previously recorded in unrealized gains within other comprehensive income. The Company's available for sale investment portfolio carried a total of $12.1 million of unrealized gains and $0.4 million of unrealized losses at September 30, 2012, compared to $11.7 million of unrealized gains and $0.6 million of unrealized losses at December 31, 2011.
No impairment losses were recognized through earnings related to available for sale securities during the three and nine months ended September 30, 2012 and 2011. The amount of investment securities in an unrealized loss position greater than 12 months as well as the total amount of unrealized losses was not significant and was primarily due to movements in interest rates since the securities were purchased. At September 30, 2012, the Company had no intent to sell any securities in an unrealized loss position at September 30, 2012 and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized losses.
See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 4: Investments” for further details of the Company's investment securities.
Loans held for sale. Loans held for sale increased $123.1 million to $135.2 million at September 30, 2012 from $12.1 million at December 31, 2011. The balance of loans held for sale is usually related to the timing and volume of residential loans originated for sale and the ultimate sale transaction which is typically executed within a short-time following the loan origination. In the third quarter of 2012, the Bank made the decision to sell a portion of the residential loans that were currently in the loan portfolio. As a result of this decision and committed sales at approximately the carrying value of these loans, the Bank transferred $124.4 million of residential loans from the loan portfolio to loans held for sale. The decision to sell these residential loans was made to improve the Bank's liquidity and capital position as well as to give the Bank additional flexibility for more profitable and strategic future lending opportunities. The Bank anticipates that all of these loans held for sale will be sold in the fourth quarter of 2012.
Goodwill and intangible assets, net. Goodwill and intangible assets decreased $3.3 million, or 2%, to $135.5 million at September 30, 2012 from $138.7 million at December 31, 2011. The decrease is due to amortization of intangible assets. The Company tests goodwill for impairment on an annual basis and between annual dates if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value, in accordance with ASC 350, Intangibles-Goodwill and Other. Management concluded at September 30, 2012 that there were no triggering events during the nine months ended September 30, 2012. Management will perform its annual goodwill impairment testing in the fourth quarter of 2012. Declines in AUM and related revenue losses at one of the Company's nonbanking affiliates could potentially lead to future impairment.

Other. Other assets, consisting of OREO, premises and equipment, fees receivable, accrued interest receivable, deferred income taxes, net, other assets, and assets of discontinued operations if any, decreased $7.8 million, or 3%, to $244.1 million at September 30, 2012 from $251.9 million at December 31, 2011. The decrease is primarily due to the decreases in assets of discontinued operations, deferred income taxes, net and OREO, partially offset by increases in other assets.
OREO decreased $1.9 million, or 38%, to $3.2 million at September 30, 2012 from $5.1 million at December 31, 2011. The decrease is primarily due to sales of OREO properties and write-downs, partially offset from new loans transitioning into OREO.
Deferred income taxes, net decreased $3.8 million, or 6%, to $63.0 million at September 30, 2012 from $66.8 million at December 31, 2011. The decrease is primarily due to current year-to-date deferred tax expense, as well as certain stock compensation awards that have expired during the nine months of 2012. At September 30, 2012, no valuation allowance on the net deferred tax asset was required, other than for capital losses, due primarily to the expectation of future taxable income.
Assets of discontinued operations decreased $10.7 million, or 100%, to none at September 30, 2012 from $10.7 million at December 31, 2011. The decrease is due to the sale of Davidson Trust Company (“DTC”) during the second quarter of 2012.
Other assets, which consist primarily of Bank-Owned Life Insurance (“BOLI”), prepaid expenses, investment in partnerships, unrealized gains from interest rate derivatives, and other receivables, increased $8.3 million, or 7%, to $123.3 million at September 30, 2012 from $115.1 million at December 31, 2011. The increase is primarily due to increases in the fair value of the rabbi trust investments, BOLI, and other investments, slightly offset by the settlement of certain receivables and amortization of prepaid FDIC insurance.
Deposits. Total deposits increased $132.4 million, or 3%, to $4.7 billion, at September 30, 2012 from $4.5 billion at December 31, 2011.
The following table presents the composition of the Company's deposits at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Balance	as a % of total	Balance	as a % of total
	(In thousands)
Demand deposits	$1,225,589	26%	$1,117,350	25%
NOW	389,914	8%	467,535	10%
Savings	67,425	2%	58,074	1%
Money market	2,201,566	47%	1,966,073	44%
Certificates of deposit under $100,000	209,066	5%	227,000	5%
Certificates of deposit of $100,000 or greater	569,234	12%	694,379	15%
Total deposits	$4,662,794	100%	$4,530,411	100%
Borrowings. Total borrowings (consisting of securities sold under agreements to repurchase, federal funds purchased, FHLB borrowings, and junior subordinated debentures) increased $68.6 million, or 8%, to $0.9 billion at September 30, 2012 from $0.8 billion at December 31, 2011. Federal funds purchased increased $85.0 million, or 100% at September 30, 2012 from none at December 31, 2011. From time to time, the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. FHLB borrowings increased $31.1 million, or 6%, to $552.9 million at September 30, 2012 from $521.8 million at December 31, 2011. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth and to manage interest rate risk, but can also be used as an additional source of liquidity for the Bank. Repurchase agreements decreased $24.1 million, or 18%, to $106.7 million at September 30, 2012 from $130.8 million at December 31, 2011. The decrease is primarily due to the timing of large repurchase relationships which spanned the year end. Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature. During the first nine months of 2012, the Company repurchased $23.4 million of its junior subordinated debt.

Other. Other liabilities, consisting of liabilities of discontinued operations and other liabilities decreased $5.1 million, or 5%, to $91.4 million at September 30, 2012 from $96.5 million at December 31, 2011.
Liabilities of discontinued operations decreased $1.7 million, or 100%, to none at September 30, 2012 from $1.7 million at December 31, 2011. The decrease is due to the sale of DTC during the second quarter of 2012.
Other liabilities, which consist primarily of accrued interest, accrued bonus, unrealized losses from interest rate derivatives, and other accrued expenses decreased $3.4 million, or 4%, to $91.4 million at September 30, 2012 from $94.8 million at December 31, 2011. The decrease is primarily due to payments on 2011 accrued compensation and other payables.

Loan Portfolio and Credit Quality
Loans. Total portfolio loans increased $316.4 million, or 7%, to $5.0 billion, or 79%, of total assets at September 30, 2012, from $4.7 billion, or 77%, of total assets at December 31, 2011. Increases in residential loans of $117.8 million, or 6%, commercial real estate loans of $126.5 million, or 8%, commercial and industrial loans of $108.3 million, or 16%, and construction and land loans of $11.2 million, or 7%, were slightly offset by a decrease in home equity and other consumer loans of $47.4 million or 15%.
The Bank's loans are affected by the economic and real estate markets in which they are located. Generally, commercial real estate, construction, and land loans are affected more than residential loans in an economic downturn. The Company's New England market was recently impacted by Hurricane Sandy. The Company believes that the storm will not have a significant impact on its consolidated balance sheet or future results of operations; however, the Company will continue to monitor developments.
Geographic concentration. The following table presents the Bank's outstanding loan balance concentrations at September 30, 2012 based on the location of the lender's regional offices. Loans from the Holding Company to certain principals of the Company's affiliate partners and relating to the sale of a previous affiliate partner, and loans at the Company's non-banking segments are identified as “Other, net.”

	Commercial and Industrial		Commercial Real Estate		Construction and Land		Residential		Home Equity and Other Consumer
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
New England	$642,141	82%	$645,222	36%	$116,783	71%	$1,168,492	60%	$198,424	73%
San Francisco Bay	65,034	8%	663,753	37%	36,747	22%	391,782	20%	48,673	18%
Southern California	31,181	4%	354,097	19%	8,590	5%	306,001	16%	16,244	6%
Pacific Northwest	47,979	6%	141,739	8%	2,771	2%	74,942	4%	4,055	2%
Other, net	—	—%	—	—%	—	—%	—	—%	2,957	1%
Total	$786,335	100%	$1,804,811	100%	$164,891	100%	$1,941,217	100%	$270,353	100%
The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $91.1 million and $96.1 million at September 30, 2012 and December 31, 2011, respectively.
The allowance for loan losses at September 30, 2012 decreased $5.0 million, or 5%, from December 31, 2011. The decrease in the allowance for loan losses primarily reflects the decline in adversely-classified loans and lower quantitative loss factors as a result of recent positive and improving trends in average net charge-offs experience, partially offset by an increase in the loan portfolio. Non-impaired, adversely-classified loans, depending upon the severity of the classification, typically have a 5% to 15% allocated reserve in the allowance for loan losses. The Bank's net charge-offs for the prior 3 years is a component of the calculation to determine the amount of allowance for loan losses required each period. The allowance for loan losses as a percentage of total loans decreased 24 basis points to 1.83% at September 30, 2012 from 2.07% at December 31, 2011 as a result of the improving credit risk profile of the Bank. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 7: Allowance for Loan Losses” for an analysis of the Company’s allowance for loan losses.

An analysis of the risk in the loan portfolio, which includes significant management judgment, is used to determine the estimated appropriate amount of the allowance for loan losses. The Company's allowance for loan losses is comprised of three primary components (general reserve, allocated reserves on non-impaired special mention and accruing substandard loans, and allocated reserves on impaired loans). In addition, the unallocated portion of the allowance for loan losses, which is not considered a significant component of the overall allowance for loan losses, primarily relates to a general assessment of the potential variability of applicable qualitative factors subject to a higher degree of variability. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 7: Allowance for Loan Losses” and the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for further information.
The following table presents a summary by geography of loans charged-off, net of recoveries, for the three and nine months ended September 30, 2012 and 2011, respectively. The geography assigned to the Private Banking data is based on the location of the lender's regional offices.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net loans (charged-off)/ recovered:
New England	$(3,528)	$(752)	$(4,445)	(2,153)
San Francisco Bay	189	(3,266)	(1,674)	(16,591)
Southern California	231	(179)	121	4,459
Pacific Northwest	(817)	(286)	(687)	(1,019)
Total net loans (charged-off)/ recovered	$(3,925)	$(4,483)	$(6,685)	$(15,304)
Net charge-offs of $3.9 million were recorded in the third quarter of 2012, compared to $4.5 million in net charge-offs in the same period of 2011. The Company believes that commercial loans, which include: construction and land loans, commercial real estate, and commercial and industrial loans, represent the greatest risk of loss due to the nature of the loan and the related collateral. Local economic and business conditions in the markets where our Bank offices are located have a significant impact on our commercial loan customers and their ability to service their loans. Commercial real estate loans, particularly in the Bank's west coast markets, have been impacted by the prolonged economic decline which has resulted in lower demand for retail and office space, decline in lease rates, and the resulting decline in collateral values. Of the $6.7 million in net charge-offs recorded in the nine months of 2012, $2.8 million were in residential loans, $2.4 million were in commercial and industrial loans, $2.2 million were commercial real estate, $0.1 million were home equity loans, and $0.1 million were consumer loans, offset by net recoveries of $0.9 million on construction and land loans.
Nonperforming assets. The Company's nonperforming assets include nonaccrual loans and OREO. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of deeds in lieu of foreclosure. In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress, as defined. Such restructured loans are generally included in impaired loans. Nonperforming assets increased $3.4 million, or 5%, to $76.6 million, or 1.22% of total assets at September 30, 2012, from $73.2 million, or 1.21% of total assets at December 31, 2011.

The following table presents rollforwards of nonaccrual loans for the three and nine months ended September 30, 2012 and 2011:

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)
Nonaccrual loans, beginning of period	67,357	79,942	$68,109	$105,465
Transfers in to nonaccrual status	17,618	17,495	46,950	91,158
Transfers out to OREO	(233)	(1,301)	(1,136)	(10,202)
Transfers in from loans held for sale	—	—	—	526
Transfers out to accrual status	(404)	(4,868)	(11,600)	(47,325)
Charge-offs	(5,837)	(5,218)	(13,057)	(22,101)
Paid off/ paid down	(5,107)	(12,605)	(15,872)	(44,076)
Nonaccrual loans, end of period	$73,394	$73,445	$73,394	$73,445
The following table presents a summary of the Private Banking credit quality and concentration data by geography, based on the location of the lender's regional offices:

	September 30, 2012	December 31, 2011
	(In thousands)
Nonaccrual loans:
New England	$36,919	$33,411
San Francisco Bay	28,710	25,598
Southern California	6,817	7,323
Pacific Northwest	948	1,777
Total nonaccrual loans	$73,394	$68,109
Loans 30-89 days past due and accruing (1):
New England	$4,832	$9,834
San Francisco Bay	3,751	11,446
Southern California	917	5,677
Pacific Northwest	—	—
Total loans 30-89 days past due	$9,500	$26,957
Accruing substandard loans:
New England	$39,707	$23,133
San Francisco Bay	49,754	57,199
Southern California	13,588	15,723
Pacific Northwest	4,757	2,186
Total accruing substandard loans	$107,806	$98,241
_____________________

(1)
In addition to loans 30-89 days past due and accruing, the Company had two loans totaling $2.7 million that were 90 days or greater past due but still on accrual status at September 30, 2012. These loans originated in the New England and San Francisco regions. At December 31, 2011, the Company had two loans totaling less than $0.1 million that were more than 90 days past due but still on accrual status. These loans originated in the New England region.

Of the $73.4 million of loans on nonaccrual status at September 30, 2012, $49.5 million, or 67%, had a current payment status; $10.0 million, or 14%, were 30-89 days past due, and $13.9 million, or 19%, were 90 days or more past due. Of the $68.1 million of nonaccrual loans at December 31, 2011, $47.2 million, or 69%, had a current payment status, $4.9 million, or 7%, were 30-89 days past due, and $16.1 million, or 24%, were 90 days or more past due. In these situations, despite the loan's current payment status, if the Bank has reason to believe it may not collect all principal and interest on the loan in accordance with the related contractual terms, the Bank will generally discontinue the accrual of interest income and will generally apply any payments received to principal. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 6: Loans Receivable” for additional detail on the payment status of nonaccrual loans.
The following table presents a summary of the Private Banking credit quality and concentration data by loan type. The loan type assigned to the Private Banking credit quality data is based on the purpose of the loan.

	September 30, 2012	December 31, 2011
	(In thousands)
Nonaccrual loans:
Commercial and industrial	$6,395	$3,759
Commercial real estate	41,273	38,581
Construction and land	5,648	7,772
Residential	19,192	17,513
Home equity and other consumer	886	484
Total nonaccrual loans	$73,394	$68,109
Loans 30-89 days past due and accruing (1):
Commercial and industrial	$2,550	$1,648
Commercial real estate	3,370	8,915
Construction and land	38	74
Residential	2,680	14,407
Home equity and other consumer	862	1,913
Total loans 30-89 days past due	$9,500	$26,957
Accruing substandard loans:
Commercial and industrial	$11,370	$22,249
Commercial real estate	83,771	63,105
Construction and land	3,118	3,754
Residential	7,679	7,255
Home equity and other consumer	1,868	1,878
Total accruing substandard loans	$107,806	$98,241
_____________________

(1)
In addition to loans 30-89 days past due and accruing, the Company had one commercial real estate loan totaling $2.6 million and one construction and land loan totaling less than $0.1 million that were 90 days or greater past due but still on accrual status at September 30, 2012. At December 31, 2011, the Company had two construction and land loans totaling less than $0.1 million that were more than 90 days past due but still on accrual status.

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
Delinquencies. At September 30, 2012, accruing loans with an aggregate balance of $9.5 million, or 0.19% of total loans, were 30-89 days past due, a decrease of $17.5 million, or 65%, compared to $27.0 million, or 0.58%, of total loans, at December 31, 2011. Loan delinquencies are generally the result of deteriorating economic conditions of the region and the resulting liquidity impact upon the client. The payment performance of delinquent clients can vary from month to month. Further deterioration in the credit condition of these delinquent loans could lead to the loans going to nonaccrual status and/or being downgraded with respect to the loan grades. Downgrades would generally result in additional provision for loan losses. If the loan is downgraded to nonaccrual, the loan would generally be considered impaired and an impairment analysis is performed to determine the amount of impairment, if any. Based on the impairment analysis, the provision could be higher or lower than the amount of provision associated with a loan prior to its classification as impaired. Past due loans may be included with accruing substandard loans.
The Bank's policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest in accordance with the contractual terms of the loan agreement is in doubt. When management determines that it is probable that the Bank will not collect all principal and interest on a loan in accordance with the original loan terms, the loan is designated as impaired. Impaired loans totaled $94.6 million as of September 30, 2012, an increase of $4.8 million, or 5%, as compared to $89.8 million at December 31, 2011. At September 30, 2012, $40.0 million of the impaired loans had $4.3 million in specific allocations to the general reserve. The remaining $54.6 million of impaired loans did not have specific allocations due primarily to the adequacy of collateral, prior charge-offs taken, or previous interest collected and applied to principal. At December 31, 2011, $32.0 million of impaired loans had $4.2 million in specific allocations to the general reserve, and the remaining $57.8 million of impaired loans did not have specific allocations.
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
In certain instances, although very infrequent, loans that have become 90 days past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were $2.7 million of loans past due 90 days or more and still accruing interest at September 30, 2012 and less than $0.1 million at December 31, 2011.
The Bank's general policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six months). For troubled debt restructured loans (“TDRs”), a return to accrual status requires timely payments (for a period of six months), along with meeting other criteria. TDRs are assessed on a case-by-case basis.
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. These loans are classified as TDRs and are included in impaired loans. These TDRs typically result from the Company's loss mitigation activities which, among other activities, could include rate reductions, payment extensions, and/ or principal forgiveness. TDRs totaled $62.8 million and $55.3 million at September 30, 2012 and December 31, 2011, respectively. Of the $62.8 million in TDR loans at September 30, 2012, $26.7 million were on accrual status. Of the $55.3 million in TDR loans at December 31, 2011, $27.4 million were on accrual status.

The Bank continues to evaluate the underlying collateral of each nonaccruing loan and pursue the collection of interest and principal. Where appropriate, the Bank obtains updated appraisals on the collateral. Please refer to Part I. Item 1. “Financial Statements and Supplementary Data—Note 6: Loans Receivable” for further information on nonaccruing loans.
Potential Problem Loans. Loans that evidence weakness or potential weakness related to repayment history, the borrower's financial condition, or other factors are reviewed by the Bank's management to determine if the loan should be adversely classified. Delinquent loans may or may not be adversely classified depending upon management's judgment with respect to each individual loan. The Company classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators. Potential problem loans consist of substandard accruing loans that were less than 90 days past due, but where known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Triggering events for loan downgrades include updated appraisal information, inability of borrowers to cover debt service payments, loss of tenants or notification by the tenant of non-renewal of lease, inability of borrowers to sell completed construction projects, and the inability of borrowers to complete the sale of property. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, be restructured, or require increased allowance coverage and provision for loan losses.
The Company has identified approximately $107.8 million in potential problem loans at September 30, 2012, an increase of $9.6 million, or 10%, as compared to $98.2 million at December 31, 2011. The increase consists primarily of commercial real estate loans which increased by $20.7 million, or 33%, to $83.8 million at September 30, 2012 as compared to $63.1 million at December 31, 2011. There are numerous factors which contributed to this increase including the prolonged economic downturn. These factors negatively affect our borrowers' liquidity and, in some cases, our borrowers' ability to comply with loan covenants such as debt service coverage. When there is a loss of a major tenant in a commercial real estate building, the appraised value of the building generally declines. Loans may be downgraded when this occurs as a result of the additional risk to the borrower in obtaining a new tenant in a timely manner and negotiating a lease with similar or better terms than the previous tenant. The appraised value of the property may be adversely impacted, lowering the loan-to-value ratio. In many cases, these loans are still current and paying as agreed, although future performance may be impacted if higher levels of vacancies continue.
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
At September 30, 2012, the Company's cash and cash equivalents amounted to $83.6 million. The Holding Company's cash and cash equivalents amounted to $71.5 million at September 30, 2012, although in October 2012 the Holding Company repurchased $15 million of its junior subordinated debentures for $13.7 million in cash. Management believes that the Company and the Holding Company have adequate liquidity to meet their commitments for the foreseeable future.

Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At September 30, 2012, consolidated cash and cash equivalents and securities available for sale, less securities pledged against current borrowings, amounted to $0.7 billion, or 11% of total assets, compared to $0.9 billion, or 14% of total assets at December 31, 2011. The $0.2 billion, or 18% decrease in the Company's consolidated cash and cash equivalents and securities available for sale, less securities pledged is primarily due to the rapid loan growth experienced in the first six months of 2012 without a corresponding increase in deposits. In addition, $15.0 million in cash was used during the first quarter of 2012 to repurchase all of the 5.44 million warrants held by affiliates of the Carlyle Group and BPFH Director John Morton III, and $20.1 million in cash was used during the three quarters of 2012 to repurchase $23.4 million of the Company's junior subordinated debt. Future loan growth may depend upon the Company's ability to grow its core deposit levels. In addition, the Company has access to available borrowings through the FHLB totaling $700.2 million as of September 30, 2012 compared to $509.5 million at December 31, 2011. Combined, this liquidity totals $1.4 billion, or 22% of assets and 30% of total deposits as of September 30, 2012 compared to $1.4 billion, or 23% of assets and 30% of total deposits as of December 31, 2011.
The Bank has various internal policies and guidelines regarding liquidity, both on and off balance sheet, loans to assets ratio, and limits on the use of wholesale funds. These policies and or guidelines require certain minimum or maximum balances or ratios be maintained at all times. With the recent significant increase in loans without a corresponding increase in deposits during the first six months of 2012, the Bank has relied upon either lowering cash and investments balances or increasing wholesale funds such as FHLB borrowings, federal funds and brokered deposits to fund the majority of their loan growth. In light of the provisions in the Bank's internal liquidity policies and guidelines, the Bank will carefully manage amount and timing of future loan growth along with its relevant liquidity policies and balance sheet guidelines.
Holding Company Liquidity. The Company and some of the Company's majority-owned affiliates hold put and call options that would require the Company to purchase (and the majority-owned affiliates to sell) the remaining noncontrolling interests in these companies at the then fair value generally as determined by the respective agreements. At September 30, 2012, the estimated maximum redemption value for these affiliates related to outstanding put options was $19.7 million, all of which could be redeemed within the next 12 months, under certain circumstances, and is classified on the consolidated balance sheets as redeemable noncontrolling interests. These put and call options are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data - Note 16: Noncontrolling Interests” of the Company's Annual Report on Form 10-K for the year ended December 31, 2011.
The Holding Company's primary sources of funds are dividends from its affiliates, access to the capital and debt markets, and private equity investments. The Holding Company recognized $5.8 million in net income from discontinued operations during the nine months ended September 30, 2012. The majority of this amount related to a revenue sharing agreement with Westfield Capital Management Company, LLC (“Westfield”). The Company also received cash proceeds from the sale of DTC in the second quarter of 2012. Additionally, the Holding Company may receive additional contingent consideration in future years. However, other than the revenue sharing agreement with Westfield, divestitures are not ongoing sources of funds for the Holding Company. Dividends from the Bank are limited by various regulatory requirements relating to capital adequacy and retained earnings. See Part II. Item 5. “Market for Registrant's Common Equity, Related Stockholders Matters, and Issuers Purchases of Equity Securities” in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for further details.
The Bank has paid dividends to the Holding Company depending on its profitability and asset growth. If regulatory agencies were to require banks to increase their capital ratios, or impose other restrictions, it may limit the ability of the Bank to pay dividends to the Holding Company and/or limit the amount that the Bank could grow.
Although the Bank is currently above current regulatory requirements for capital, the Holding Company could downstream additional capital to increase the rate that the Bank could grow. Depending upon the amount of capital downstreamed by the Holding Company, the approval of the Holding Company's board of directors may be required prior to the payment, if any.

The Company is required to pay interest quarterly on its junior subordinated debentures. Since 2010, the Company has been a party to an interest rate swap to hedge a portion of the cash flow associated with a junior subordinated debenture which converted from a fixed rate to a floating rate on December 30, 2010. The estimated cash outlay for the remaining three months of 2012 for the interest payments, including the effect of the cash flow hedge, is approximately $1.5 million based on the debt outstanding as of the date of this filing after repurchasing $15.0 million of junior subordinated debt in October 2012, and estimated LIBOR.
The Company presently plans to pay cash dividends on its common stock on a quarterly basis dependent upon a number of factors such as profitability, Holding Company liquidity, and the Company's capital levels. However, the ultimate declaration of dividends by the board of directors of the Company will depend on consideration of, among other things, recent financial trends and internal forecasts, regulatory limitations, alternative uses of capital deployment, general economic conditions, and pending regulatory changes to capital requirements. Based on the current dividend rate and estimated shares outstanding, the Company estimates the amount to be paid out in the remaining three months of 2012 for dividends to common shareholders will be approximately $0.8 million. Based on the Company's preferred stock outstanding and the dividend rate, the Company expects to pay $0.1 million in cash dividends on preferred stock in the remaining three months of 2012. The estimated dividend payments in 2012 could increase or decrease if the Company's board of directors voted to increase or decrease, respectively, the current dividend rate.
Bank Liquidity. The Bank has established various borrowing arrangements to provide additional sources of liquidity and funding. Management believes that the Bank currently has adequate liquidity available to respond to current demands. The Bank is a member of the FHLB of Boston, and as such, has access to short- and long-term borrowings from that institution. The FHLB can change the advance amounts that banks can utilize based on a bank's current financial condition as obtained from publicly available data such as FDIC Call Reports. Decreases in the amount of FHLB borrowings available to the Bank would lower its liquidity and possibly limit the Bank's ability to grow in the short term. Management believes that the Bank has adequate liquidity to meet its commitments for the foreseeable future.
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
From time to time, the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. The Bank had unused federal fund lines of credit totaling $131.0 million with correspondent institutions to provide it with immediate access to overnight borrowings. At September 30, 2012, the Bank had outstanding borrowings of $85.0 million under these federal fund lines. At December 31, 2011, the Bank had no outstanding borrowings under these federal funds lines.
If the Bank was no longer able to utilize the FHLB for borrowing, collateral currently used for FHLB borrowings could be transferred to other facilities such as the Federal Reserve's discount window. In addition, the Bank could increase its usage of brokered certificates of deposit. Other borrowing arrangements may have higher rates than the FHLB would typically charge.

Capital Resources
Total shareholders’ equity at September 30, 2012 was $595.6 million, compared to $566.1 million at December 31, 2011, an increase of $29.5 million, or 5%. The increase in shareholders' equity was primarily the result of net income and stock compensation, partially offset by dividends paid and the repurchase of the 5.44 million warrants held by affiliates of The Carlyle Group and BPFH Director John Morton III during the first quarter 2012.

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
To be categorized as “well capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the regulatory capital and capital ratios table, below. In addition, the Company and the Bank cannot be subject to any written agreement, order or capital directive or prompt corrective action to be considered “well capitalized.” Both the Company and the Bank maintain capital at levels that would be considered “well capitalized” as of September 30, 2012 under the applicable regulations.

The following table presents the Company's and the Bank's amount of regulatory capital and related ratios as of September 30, 2012 and December 31, 2011. Also presented are the capital guidelines established by the Federal Reserve, which pertain to the Company, and by the FDIC, which pertains to the Bank. To be categorized as “adequately capitalized” or “well capitalized,” the Company and the Bank must be in compliance with these ratios as long as the Company and/or the Bank are not subject to any written agreement, order, capital directive, or prompt corrective action directive. The Federal Reserve, the FDIC, and the Massachusetts Commissioner of Banks may impose higher capital ratios than those listed below based on the results of regulatory exams.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of September 30, 2012
Total risk-based capital
Company	$669,528	14.71%	$364,133	>8.0%	$455,167	>10.0%
Boston Private Bank	579,939	12.82	361,851	8.00	452,314	10.00
Tier I risk-based capital
Company	595,219	13.08	182,067	4.00	273,100	6.00
Boston Private Bank	522,953	11.56	180,926	4.00	271,389	6.00
Tier I leverage capital
Company	595,219	9.23	257,993	4.00	322,491	5.00
Boston Private Bank	522,953	8.20	254,950	4.00	318,687	5.00

As of December 31, 2011
Total risk-based capital
Company	$644,272	15.22%	$338,742	>8.0%	$423,428	>10.0%
Boston Private Bank	538,643	12.80	336,667	8.00	420,834	10.00
Tier I risk-based capital
Company	535,467	12.65	169,371	4.00	254,057	6.00
Boston Private Bank	485,481	11.54	168,333	4.00	252,500	6.00
Tier I leverage capital
Company	535,467	8.99	238,146	4.00	297,682	5.00
Boston Private Bank	485,481	8.25	235,279	4.00	294,099	5.00

Bank regulatory authorities restrict the Bank from lending or advancing funds to, or investing in the securities of, the Company. Further, these authorities restrict the amounts available for the payment of dividends by the Bank to the Company.
As of September 30, 2012, the Company has sponsored the creation of, or assumed sponsorship of, five statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. In accordance with ASC 810-10-55, Consolidation - Overall - Implementation Guidance and Illustrations - Variable Interest Entities, these statutory trusts created by, or assumed by, the Company are not consolidated into the Company's financial statements; however, the Company reflects the amounts of junior subordinated debentures payable to the preferred stockholders of statutory trusts as debt in its financial statements. As of September 30, 2012, all $151.5 million of the net balance of these trust preferred securities qualified as Tier I capital. As of December 31, 2011, $141.3 million of the net balance of these trust preferred securities qualified as Tier I capital and $33.6 million qualified as Tier II capital. Tier I capital is included in the calculation of all three capital ratios in the above table, while Tier II capital is only included in the calculation of total risk-based capital in the above table.
For the nine months ending September 30, 2012, the Company repurchased $23.4 million of its junior subordinated debentures. Due to the gains on the repurchases, the Company increased the amount of the remaining junior subordinated debentures that qualify as Tier I capital thereby adding to Tier I capital. Tier II capital and total risk-based capital were reduced as the result of these repurchases. Any additional repurchases, which are subject to regulatory approval, would further decrease risk-based capital and the resulting risk-based capital ratio.

Results of operations for the three and nine months ended September 30, 2012 versus September 30, 2011
Net Income/ (Loss). The Company recorded net income from continuing operations for the three and nine months ended September 30, 2012 of $15.7 million and $36.8 million, respectively, compared to $10.8 million and $23.5 million for the same periods in 2011. Net income attributable to the Company, which includes income/ (loss) from both continuing and discontinued operations, for the three and nine months ended September 30, 2012 was $16.5 million and $40.2 million, respectively, compared to $11.7 million and $26.1 million, respectively, for the same periods in 2011.
The Company recognized diluted earnings per share from continuing operations for the three and nine months ended September 30, 2012 of $0.17 and $0.39 per share, respectively, compared to $0.12 and $0.25 per share, respectively, for the same periods in 2011. Diluted earnings per share attributable to common shareholders, which includes both continuing and discontinued operations, for the three and nine months ended September 30, 2012 was $0.19 and $0.46 per share, respectively, compared to $0.14 and $0.30 per share, respectively, for the same periods in 2011. Net income/ (loss) from continuing operations in both 2012 and 2011 was offset by charges that reduce income available to common shareholders. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 2: Earnings Per Share” for further detail on these charges to income available to common shareholders.
The following discussions are based on the Company's continuing operations, unless otherwise stated.

The following table presents selected financial highlights:

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2012	2011		2012	2011
	(In Thousands)
Net interest income	$46,366	$45,059	3%	$137,730	$134,804	2%
Fees and other income	28,604	29,724	(4)%	84,067	88,832	(5)%
Total revenue	74,970	74,783	—%	221,797	223,636	(1)%
Provision/ (credit) for loan losses	(4,000)	4,500	nm	1,700	15,660	(89)%
Operating expense	58,150	54,916	6%	169,112	175,887	(4)%
Income tax expense/ (benefit)	5,124	4,542	13%	14,215	8,559	66%
Net income/ (loss) from continuing operations	15,696	10,825	45%	36,770	23,530	56%
Net income from discontinued operations	1,672	1,594	5%	5,816	4,810	21%
Less: Net income/ (loss) attributable to noncontrolling interests	855	740	16%	2,407	2,265	6%
Net income/ (loss) attributable to the Company	$16,513	$11,679	41%	$40,179	$26,075	54%
Net interest income. Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference between the average rate earned on total interest-earning assets and the average rate paid on total interest-bearing liabilities. Net interest margin (“NIM”) is the amount of net interest income, on a fully taxable-equivalent (“FTE”) basis, expressed as a percentage of average interest-earning assets. The average rate earned on earning assets is the amount of annualized taxable equivalent interest income expressed as a percentage of average earning assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities. When credit quality declines and loans are placed on nonaccrual status, NIM can decrease because the same assets are earning less income. Loans that are graded substandard but are still accruing interest income of $107.8 million at September 30, 2012 could be placed on nonaccrual status if their credit quality declines further.
Net interest income for the three months ended September 30, 2012 was $46.4 million, an increase of $1.3 million, or 3%, compared to the same period in 2011. Net interest income for the nine months ended September 30, 2012 was $137.7 million, an increase of $2.9 million, or 2%, compared to the same period in 2011. The increase for the three months is due to prepayment penalties, increase in volume of the loan portfolio, and lower average rates paid on the Company's deposits and borrowings. These factors were partially offset by lower average yields on loans. The increase for the nine months is due to recovery of nonaccrual interest income, prepayment penalties, increase in volume of the loan portfolio and lower average rates paid on the Company's deposits and borrowings. These factors were partially offset by lower average yields on loans. The NIM was 3.11% and 3.25% for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012, NIM was 3.23%, a decrease of two basis points compared to the same period in 2011.
The following tables present the composition of the Company's NIM on a FTE basis for the three and nine months ended September 30, 2012 and 2011; however, the discussion following these tables reflects non-FTE data.

	Average Balance		Interest Income/Expense		Average Yield/Rate
(In Thousands)	As of and for the three months ended September 30,
AVERAGE BALANCE SHEET:	2012	2011	2012	2011	2012	2011
AVERAGE ASSETS
Interest-Earning Assets:
Cash and Investments (1):
Taxable investment securities	$271,990	$393,845	$890	$1,456	1.31%	1.48%
Non-taxable investment securities (2)	188,183	190,772	1,221	1,400	2.60%	2.94%
Mortgage-backed securities	257,680	236,105	1,537	1,873	2.38%	3.17%
Federal funds sold and other	440,586	422,361	290	242	0.26%	0.23%
Total Cash and Investments	1,158,439	1,243,083	3,938	4,971	1.36%	1.60%
Loans: (3)
Commercial and Construction (2)	2,768,279	2,346,169	33,932	32,204	4.88%	5.39%
Residential	2,038,277	1,794,929	18,230	19,022	3.58%	4.24%
Home Equity and Other Consumer	280,366	318,003	2,236	3,006	3.17%	3.71%
Total Loans	5,086,922	4,459,101	54,398	54,232	4.26%	4.81%
Total Earning Assets	6,245,361	5,702,184	58,336	59,203	3.72%	4.11%
Less: Allowance for Loan Losses	99,778	99,387
Cash and due from Banks (non-interest bearing)	42,688	53,582
Other Assets (4)	412,559	415,951
TOTAL AVERAGE ASSETS	$6,600,830	$6,072,330
AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
Deposits:
Savings and NOW	$458,499	$539,489	$127	$357	0.11%	0.26%
Money Market	2,260,748	1,857,755	2,206	2,506	0.39%	0.54%
Certificates of Deposits	805,540	1,006,639	1,873	3,058	0.92%	1.21%
Total Deposits	3,524,787	3,403,883	4,206	5,921	0.47%	0.69%
Junior Subordinated Debentures	168,288	188,645	1,507	1,851	3.50%	3.92%
FHLB Borrowings and Other	637,471	657,122	3,953	4,688	2.43%	2.79%
Total Interest-Bearing Liabilities	4,330,546	4,249,650	9,666	12,460	0.88%	1.16%
Noninterest Bearing Demand Deposits	1,561,135	1,139,457
Payables and Other Liabilities (4)	105,914	116,403
Total Average Liabilities	5,997,595	5,505,510
Redeemable Noncontrolling Interests	18,496	21,516
Average Shareholders' Equity	584,739	545,304
TOTAL AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS' EQUITY	$6,600,830	$6,072,330
Net Interest Income - on a FTE Basis			$48,670	$46,743
FTE Adjustment (2)			2,304	1,684
Net Interest Income (GAAP Basis)			$46,366	$45,059
Interest Rate Spread					2.84%	2.95%
Net Interest Margin					3.11%	3.25%

	Average Balance		Interest Income/Expense		Average Yield/Rate
(In Thousands)	As of and for the nine months ended September 30,
AVERAGE BALANCE SHEET:	2012	2011	2012	2011	2012	2011
AVERAGE ASSETS
Interest-Earning Assets:
Cash and Investments (1):
Taxable investment securities	$329,337	$372,687	$3,225	$4,230	1.31%	1.51%
Non-taxable investment securities (2)	189,536	193,435	3,718	4,443	2.62%	3.06%
Mortgage-backed securities	251,593	233,309	4,743	5,521	2.51%	3.16%
Federal funds sold and other	245,485	473,590	511	842	0.28%	0.24%
Total Cash and Investments	1,015,951	1,273,021	12,197	15,036	1.60%	1.58%
Loans: (3)
Commercial and Construction (2)	2,683,936	2,379,006	101,096	98,338	5.03%	5.47%
Residential	1,941,345	1,741,302	54,037	56,882	3.71%	4.36%
Home Equity and Other Consumer	297,532	328,641	7,331	8,868	3.29%	3.57%
Total Loans	4,922,813	4,448,949	162,464	164,088	4.41%	4.89%
Total Earning Assets	5,938,764	5,721,970	174,661	179,124	3.93%	4.15%
Less: Allowance for Loan Losses	99,164	100,761
Cash and due from Banks (non-interest bearing)	59,085	39,168
Other Assets (4)	445,116	443,860
TOTAL AVERAGE ASSETS	$6,343,801	$6,104,237
AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
Deposits:
Savings and NOW	$497,128	$532,340	$659	$1,090	0.18%	0.27%
Money Market	2,116,993	1,867,430	6,490	8,107	0.41%	0.58%
Certificates of Deposits	863,646	1,039,997	6,395	9,674	0.99%	1.24%
Total Deposits	3,477,767	3,439,767	13,544	18,871	0.52%	0.73%
Junior Subordinated Debentures	174,665	191,639	4,950	5,648	3.72%	3.93%
FHLB Borrowings and Other	684,626	666,263	12,519	14,382	2.40%	2.85%
Total Interest-Bearing Liabilities	4,337,058	4,297,669	31,013	38,901	0.95%	1.20%
Noninterest Bearing Demand Deposits	1,305,344	1,136,918
Payables and Other Liabilities (4)	108,116	117,046
Total Average Liabilities	5,750,518	5,551,633
Redeemable Noncontrolling Interests	20,001	20,657
Average Shareholders' Equity	573,282	531,947
TOTAL AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS' EQUITY	$6,343,801	$6,104,237
Net Interest Income - on a FTE Basis			$143,648	$140,223
FTE Adjustment (2)			5,918	5,419
Net Interest Income (GAAP Basis)			$137,730	$134,804
Interest Rate Spread					2.98%	2.95%
Net Interest Margin					3.23%	3.25%

________________________

(1)	Investments classified as available for sale are shown in the average balance sheet at amortized cost.

(2)	Interest income on non-taxable investments and loans is presented on a FTE basis using statutory rates. The discussion following these tables reflects non-FTE data.

(3)	Includes loans held for sale and nonaccrual loans.

(4)	Includes assets and liabilities of discontinued operations, if any.
Interest and Dividend Income. Interest and dividend income for the three months ended September 30, 2012 was $56.0 million, a decrease of $1.5 million, or 3%, compared to the same period in 2011. Interest and dividend income for the nine months ended September 30, 2012 was $168.7 million, a decrease of $5.0 million, or 3%, compared to the same period in 2011. The decrease was primarily due to lower loan yields, partially offset by increased loan volume, and a shift in the mix of interest-bearing assets from cash and investments into the loan portfolio.
The Bank generally has interest income that is either recovered or reversed related to nonaccruing loans each quarter. Based on the net amount recovered or reversed, the impact on interest income and related yields can be either positive or negative. In addition, the Bank collects prepayment penalties on certain commercial loans that pay off prior to maturity which could also impact interest income and related yields positively. The amount and timing of prepayment penalties varies from quarter to quarter.
Interest income on commercial loans (including construction loans), on a non-FTE basis, for the three months ended September 30, 2012 was $32.1 million, an increase of $1.1 million, or 3%, compared to the same period in 2011 as a result of an 18% increase in the average balance, partially offset by a 66 basis point decrease in the average yield. For the nine months ended September 30, 2012, commercial interest income was $96.5 million, an increase of $2.1 million, or 2%, compared to the same period in 2011 as a result of a 13% increase in the average balance, partially offset by a 50 basis point decrease in the average yield. The increase in the average balance is related to the organic growth of the commercial loan portfolio at the Bank, as discussed above in Part I. Item 2. “Management's Discussion and Analysis - Loan Portfolio and Credit Quality.” The decrease in the average yield is the result of market conditions leading to lower rates due to competition for higher quality loans and lower client demand.
Interest income on residential mortgage loans for the three months ended September 30, 2012 was $18.2 million, a decrease of $0.8 million, or 4%, compared to the same period in 2011 as a result of a 66 basis point decrease in the average yield, partially offset by a 14% increase in the average balance. For the nine months ended September 30, 2012, residential mortgage interest income was $54.0 million, a decrease of $2.8 million, or 5%, as a result of a 65 basis point decrease in the average yield, partially offset by an 11% increase in the average balance. The decrease in the average yield was primarily due to adjustable rate mortgage (“ARM”) loans repricing to lower rates, clients refinancing into lower rates and new loan originations at historically low rates. The decline in U.S. Treasury yields, the index to which the ARMs are typically linked, has decreased the yields on these mortgage loans. The increase in the average balances was due to the organic growth of the residential loan portfolio at the Bank.
Interest income on home equity and other consumer loans for the three months ended September 30, 2012 was $2.2 million, a decrease of $0.8 million, or 26%, compared to the same period in 2011, as a result of a 54 basis point decrease in the average yield and an 12% decrease in the average balance. For the nine months ended September 30, 2012, home equity and other consumer loan interest income was $7.3 million, a decrease of $1.5 million, or 17%, compared to the same period in 2011, as a result of a 28 basis point decrease in the average yield and a 9% decrease in the average balance. The decrease in average yield is primarily due to lower market rates on consumer loans.
Investment income, on a non-FTE basis, for the three months ended September 30, 2012 was $3.5 million, a decrease of $1.0 million, or 22%, compared to the same period in 2011, as a result of a 23 basis point decrease in the average yield and a 7% decrease in the average balance. For the nine months ended September 30, 2012, investment income was $10.9 million, a decrease of $2.7 million, or 20%, compared to the same period in 2011, as a result of a 20% decrease in the average balance, slightly offset by a two basis point increase in average yield. The decrease in the average balance is primarily due to timing and volume of deposit balances as compared to the level of loans outstanding. Investment decisions are made based on anticipated liquidity, loan demand, and asset-liability management considerations.
Interest expense. Interest expense on deposits and borrowings for the three months ended September 30, 2012 was $9.7 million, a decrease of $2.8 million, or 22%, compared to the same period in 2011. For the nine months ended September 30, 2012, interest expense was $31.0 million, a decrease of $7.9 million, or 20%, compared to the same period in 2011.

Interest expense on deposits for the three months ended September 30, 2012 was $4.2 million, a decrease of $1.7 million, or 29%, compared to the same period in 2011, as a result of a 22 basis point decrease in the average rate paid, partially offset by a 4% increase in the average balance. For the nine months ended September 30, 2012, interest expense was $13.5 million, a decrease of $5.3 million, or 28%, compared to the same period in 2011, as a result of a 21 basis point decrease in the average rate paid, partially offset by a 1% increase in the average balance. The decrease in the average rates paid was primarily due to the Bank's ability to lower interest rates on money market accounts and certificates of deposit due to the low interest rate environment.
Interest paid on borrowings for the three months ended September 30, 2012 was $5.5 million, a decrease of $1.1 million, or 17%, compared to the same period in 2011, as a result of an 39 basis point decrease in the average rate paid and a 5% decrease in the average balance. For the nine months ended September 30, 2012, interest paid on borrowings was $17.5 million, a decrease of $2.6 million, or 13%, compared to the same period in 2011, as a result of a 40 basis point decrease in the average rate paid. The decrease in the average rate paid is primarily due to the higher-rate FHLB borrowings maturing and being replaced with current lower rates, and the repurchase of a portion of the Company's junior subordinated debt in the second and fourth quarters of 2011 and in the nine months of 2012.
Provision/ (credit) for loan losses. The provision/ (credit) for loan losses for the three months ended September 30, 2012 was a credit of $4.0 million, a decrease of $8.5 million compared to the same period in 2011. For the nine months ended September 30, 2012, the provision/ (credit) for loan losses was a provision of $1.7 million, a decrease of $14.0 million, or 89%, compared to the same period in 2011. The credit for the three months ended September 30, 2012 was due primarily to reductions in criticized loans and continued positive average net loan loss experience and trends, and a decline in the loan portfolio as a result of residential loans being transferred to the held for sale category. The loan loss provision was elevated in 2011 due to the adverse credit issues experienced primarily in the San Francisco Bay market. The 2012 year-to-date provision for loan losses is at lower levels as a result of the continued improvement of the credit quality of the criticized loans and the declines to the loss factors, which is partially offset by loan growth.
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
Fees and other income. Fees and other income for the three months ended September 30, 2012 was $28.6 million, a decrease of $1.1 million, or 4%, compared to the same period in 2011. For the nine months ended September 30, 2012, fees and other income was $84.1 million, a decrease of $4.8 million, or 5%, compared to the same period in 2011. The decrease is primarily due to decreases in investment management and trust fees and other income, as well as lower level of gains recognized in 2012 compared to 2011 from the sale of OREO, partially offset by the increase in wealth advisory fees and gains recognized from the repurchase of debt.
Investment management and trust fees for the three months ended September 30, 2012 was $15.9 million, a decrease of $0.3 million, or 2%, compared to the same period in 2011. For the nine months ended September 30, 2012, investment management and trust fee income was $46.6 million, a decrease of $2.0 million, or 4%, compared to the same period in 2011. AUM at the Bank and Investment Managers increased $1.8 billion in the past twelve months to $12.3 billion at September 30, 2012. $1.9 billion of the increase is due to market, partially offset by $0.1 billion in negative flows. Investment management and trust fees from the Bank and Investment Managers are typically calculated based on a percentage of AUM, and approximately 63% of the third quarter 2012 investment management and trust fee revenues were earned based upon beginning-of-period (June 30, 2012) AUM for the quarter. Changes in revenue generally lag behind changes in AUM, and accordingly, we expect improvement in this investment management and trust revenue in the fourth quarter of 2012.
Wealth advisory fee income for the three months ended September 30, 2012 was $9.5 million, an increase of $0.9 million, or 10%, compared to the same period in 2011. For the nine months ended September 30, 2012, wealth advisory fee income was $27.9 million, an increase of $2.2 million, or 9%, compared to the same period in 2011. AUM as of September 30, 2012, managed by the Wealth Advisors was $7.8 billion, an increase of $1.1 billion, or 16%, compared to September 30, 2011.
Gain on repurchase of debt for the three and nine months ended September 30, 2012 was $1.0 million and $2.6 million, respectively. During the first nine months of 2012, the Company repurchased $23.4 million of its junior subordinated debt. The Company used available cash on hand to repurchase the securities.

Gain/ (loss) on sale of OREO for the three months ended September 30, 2012 was a loss of $0.1 million, a decrease of $3.3 million compared to the gain in the same period in 2011. For the nine months ended September 30, 2012, gain/ (loss) on sale of OREO was a gain of $0.2 million, a decrease of $3.9 million, or 95%, compared to the gain in the same period in 2011. OREO properties are recorded at the lower of the recorded investment in the loan at the time of acquisition or the fair value, as established by a current appraisal, comparable sales, and other estimates of value obtained principally from independent sources, less estimated costs to sell.
Other Income for the three months ended September 30, 2012 was $0.4 million, an increase of $0.5 million, compared to the same period in 2011. For the nine months ended September 30, 2012, other income was $1.1 million a decrease of $1.1 million, 49%, compared to the same period in 2011. The decrease is primarily due to the gain on sale in 2011 of the Company's equity investment in Coldstream Holdings, Inc. and earnings from the Company's other cost method investment.
Operating Expense. Operating expense for the three months ended September 30, 2012 was $58.2 million, an increase of $3.2 million, or 6%, compared to the same period in 2011. For the nine months ended September 30, 2012, operating expense was $169.1 million, a decrease of $6.8 million, or 4%, compared to the same period in 2011. Included in operating expense are the restructuring expenses of $3.6 million and $4.3 million for the three and nine months ended September 30, 2012, respectively, and $1.1 million and $7.4 million for the same periods in 2011, respectively. Excluding restructuring, operating expense for the three and nine months ended September 30, 2012 increased $0.8 million, or 1%, and decreased $3.7 million, or 2%, respectively. The increase for the three months ended September 30, 2012 is primarily due to increases in salaries and benefits, occupancy and equipment and contract service expenses, partially offset by decreased professional fees, marketing expenses, FDIC insurance, and other expenses. The decrease for the nine months ended September 30, 2012 is primarily due to decreases in professional services expense and FDIC insurance expense, partially offset by increases in salaries and benefits and occupancy and equipment expense.
Salaries and employee benefits expense, the largest component of operating expense, for the three months ended September 30, 2012 was $34.7 million, an increase of $0.9 million, or 3%, compared to the same period in 2011. For the nine months ended September 30, 2012, salaries and employee benefit expense was $106.1 million, an increase of $1.9 million, or 2%, compared to the same period in 2011. The increase is primarily due to increased sales personnel and performance- and commission-based compensation, partially offset by efficiencies resulting from the Bank merger.
Professional services for the three months ended September 30, 2012 was $3.5 million, a decrease of $0.2 million, or 5%, compared to the same period in 2011. For the nine months ended September 30, 2012, professional services expense was $9.4 million, a decrease of $4.6 million, or 33%, compared to the same period in 2011. The decrease is primarily due to decreases in consulting and legal services for general corporate and loan workout matters, as well as decreases in director and audit fees as a result of the Bank merger.
Occupancy and equipment expense for the three months ended September 30, 2012 was $8.1 million, an increase of $0.6 million, or 7%, compared to the same period in 2011. For the nine months ended September 30, 2012, occupancy and equipment expense was $23.3 million, an increase of $1.2 million, or 5%, compared to the same period in 2011. The increase is primarily related to new offices opened by the Bank in the past year as well as a new office by KLS in California.
FDIC insurance expense for the three months ended September 30, 2012 was $1.1 million, a decrease of $0.2 million, or 16%, compared to the same period in 2011. For the nine months ended September 30, 2012, FDIC insurance expense was $3.0 million, a decrease of $1.9 million, or 39%, compared to the same period in 2011. The decrease is primarily due to the consolidation of the Bank charters and the change in the FDIC's assessment rate methodology, which was effective April 1, 2011, and a lower assessment rate in 2012.
Income Tax Expense/ (Benefit). Income tax expense/ (benefit) for continuing operations for the three and nine months ended September 30, 2012 was an expense of $5.1 million, and $14.2 million, respectively. The effective tax rate for continuing operations for the nine months ended September 30, 2012 was 27.9%, compared to an effective tax rate of 26.7% for the same period in 2011. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 9: Income Taxes” for further detail.

Recent Accounting Pronouncements
In July 2012, the FASB issued updated guidance, ASU 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The amendments in this update regarding the impairment testing applicable to indefinite-lived intangible assets, is similar to the impairment guidance issued in ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment, applicable to goodwill. Under the updated guidance, an entity may assess qualitative factors (such as changes in management, key personnel, strategy, key technology or customers) that may impact the fair value of the indefinite-lived intangible asset and lead to the determination that it is more likely than not that the fair value of the asset is less than its carrying value. If an entity determines that it is more likely than not that the fair value of the intangible asset is less than its carrying value, an impairment test must be performed. The impairment test requires an entity to calculate the estimated fair value of the indefinite-lived intangible asset. If the carrying value of the indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss is recognized in an amount equal to the excess. The updated guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted provided the Company has not yet performed its 2012 impairment test or issued its financial statements. The Company does not intend to early adopt. The adoption of this ASU is not expected to have a material effect on the Company's consolidated financial statements.
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
In December 2011, the FASB issued new guidance, ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this update require entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The new guidance is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013 and requires a retrospective application for all comparative periods which are presented. The Company is still evaluating whether this ASU will have a material effect on its consolidated financial statements.

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
Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of September 30, 2012 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries, was made known to the certifying officers by others within the Company and its consolidated subsidiaries in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reporting within the time periods specified in the SEC rules and forms. On a quarterly basis, the Company evaluates the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.
(b) Change in internal controls over financial reporting.
There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

/s/ CLAYTON G. DEUTSCH
November 8, 2012	Clayton G. Deutsch
President and Chief Executive Officer

/s/ DAVID J. KAYE
November 8, 2012	David J. Kaye
Executive Vice President and Chief Financial Officer