Form 10-K
period 2012-12-31
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2013-03-12
CIK 821127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-K
______________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last reported sales price on the NASDAQ Global Select Market on June 30, 2012 was $613,898,181.
The number of shares of the registrant’s common stock outstanding on March 8, 2013 was 78,997,218.
Documents Incorporated by Reference:
Portions of the registrant’s proxy statement for the Company’s 2013 Annual Meeting of Shareholders are incorporated by reference in Item 5 of Part II and Items 10, 11, 12, 13, and 14 of Part III.

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
Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced herein under the section captioned “Risk Factors”; adverse conditions in the capital and debt markets and the impact of such conditions on the Company’s private banking, investment management and wealth advisory activities; changes in interest rates; competitive pressures from other financial institutions; the effects of continued weakness in general economic conditions on a national basis or in the local markets in which the Company operates, including changes that adversely affect borrowers’ ability to service and repay our loans; changes in the value of securities in our investment portfolio; changes in loan default and charge-off rates; the adequacy of loan loss reserves; decreases in deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; the risk that the Company’s deferred tax assets may not be realized; risks related to the consolidation of the Company’s bank subsidiaries; risks related to the identification and implementation of acquisitions; and changes in assumptions used in making such forward-looking statements, as well as the other risks and uncertainties detailed in this Annual Report on Form 10-K and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

ii

PART I

ITEM 1.     BUSINESS

I.General
Boston Private Financial Holdings, Inc. (the “Company,” “BPFH,” “we,” “us,” or “our”) was incorporated on September 2, 1987, under the laws of The Commonwealth of Massachusetts. On July 1, 1988, the Company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and became the parent holding company (the “Holding Company”) of Boston Private Bank & Trust Company (the “Bank” or “Boston Private Bank”), a trust company chartered by The Commonwealth of Massachusetts and insured by the Federal Deposit Insurance Corporation (the “FDIC”).
We are a wealth management company that offers a full range of wealth management services to high net worth individuals, families, businesses, and select institutions through our three functional segments: Private Banking, Investment Management, and Wealth Advisory.
Our approach to the wealth management market is to create a financial umbrella that helps to preserve, grow, and transfer assets over the financial lifetime of a client through three financial disciplines: private banking, investment management and wealth advisory. Each reportable segment reflects the services provided by the Company to a distinct segment of the wealth management market as described below.
Private Banking
The Private Banking segment has one affiliate, Boston Private Bank, a trust company chartered by The Commonwealth of Massachusetts and insured by the FDIC. The Private Banking segment operates primarily in four geographic markets: New England, San Francisco Bay, Southern California, and the Pacific Northwest. However, in December 2012, the Bank entered into a definitive agreement to sell its three offices in the Pacific Northwest market.
The Bank currently conducts business under the name of Boston Private Bank & Trust Company in all of its markets, including the San Francisco Bay market, where, until the third quarter of 2012, the Bank conducted business under the name of Borel Private Bank & Trust Company, a Division of Boston Private Bank & Trust Company. The Bank pursues private banking and community-oriented business strategies in its four geographic markets. The Bank is principally engaged in providing personal banking, commercial banking, and a variety of other fiduciary services including investment management, advisory, and administrative services to high net worth individuals, their families, small and medium-sized businesses and professionals. In addition, the Bank offers its clients a broad range of deposit and lending products.
Investment Management
The Investment Management segment has two consolidated affiliates: Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”), and Anchor Capital Advisors LLC (“Anchor”), both of which are registered investment advisers (together, DGHM and Anchor are referred to as the “Investment Managers”). The Investment Managers serve the needs of pension funds, endowments, trusts, foundations and select institutions, mutual funds and high net worth individuals and their families throughout the United States (“U.S.”) and abroad. The Investment Managers specialize in value-driven equity portfolios with products across the capitalization spectrum. The specific mix of products, services and clientele varies between affiliates. The Investment Managers are located in New England and New York, with one affiliate administrative office in South Florida.
Wealth Advisory
The Wealth Advisory segment has two consolidated affiliates: KLS Professional Advisors Group, LLC (“KLS”), and Bingham, Osborn & Scarborough, LLC (“BOS”), both of which are wealth management firms and registered investment advisers (together, the “Wealth Advisors”). The Wealth Advisors provide comprehensive, planning-based financial strategies to high net worth individuals and their families, and non-profit institutions. The firms offer fee-only financial planning, tax planning and preparation, estate and insurance planning, retirement planning, charitable planning and intergenerational gifting and succession planning. The Wealth Advisors manage investments covering a wide range of asset classes for both taxable and tax-exempt portfolios. The Wealth Advisors are located in New York, Southern California, and Northern California.
For revenue, net income, assets, and other financial information for each of the Company’s reportable segments, see Part II. Item 8. “Financial Statements and Supplementary Data - Note 20: Reportable Segments.”
The Company’s Internet address is www.bostonprivate.com. The Company makes available on or through its Internet website, without charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form

8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). The Company’s reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. The quarterly earnings release conference call can also be accessed from the Company’s website. Press releases are also maintained on the Company’s website for one year. Information on our website is not incorporated by reference into this document and should not be considered part of this Report.

II.Acquisitions and Divestitures
In 2011, the Company’s wholly-owned banking subsidiaries, Borel Private Bank & Trust (“Borel”), First Private Bank & Trust (“FPB”) and Charter Private Bank (“Charter”), merged into Boston Private Bank.
In December 2012, the Bank entered into a definitive agreement to sell its three offices in the Pacific Northwest market.
In the second quarter of 2012, the Company sold its majority-owned affiliate, Davidson Trust Company (“DTC”). Prior to the Company’s sale of DTC, it was included in the Wealth Advisory segment.
At December 31, 2010, the Company held approximately 45% equity interest in Coldstream Holdings, Inc. (“Coldstream”). In January 2011, the Company sold all of BPFH’s stock holdings in Coldstream back to management of the firm. The Company’s investment in Coldstream, prior to the sale, was accounted for using the equity method, and was included in other assets in the consolidated balance sheets.
In 2009, the Company divested its interest in Westfield Capital Management Company, LP, formerly known as Westfield Capital Management Company, LLC (“Westfield”), Gibraltar Private Bank & Trust Company (“Gibraltar”), RINET Company, LLC (“RINET”), Sand Hill Advisors, LLC (“Sand Hill”), and Boston Private Value Investors, Inc. (“BPVI”). Both Westfield and BPVI were previously included in the Investment Management segment, RINET and Sand Hill were previously included in the Wealth Advisory segment, and Gibraltar was previously included in the Private Banking segment. As a result of these divestitures, the results of operations and the gain/ (loss) on sale related to each are now included in “Net income/ (loss) from discontinued operations” in the consolidated statement of operations for current and prior periods, if applicable.
For further details relating to the Company’s divestitures, see Part II. Item 8. “Financial Statements and Supplementary Data - Note 3: Divestitures and Acquisitions.”

III.    Competition
The Company operates in the highly competitive wealth management marketplace. The Bank encounters competition from larger national and regional commercial banking organizations, savings banks, credit unions, and other financial institutions and non-bank financial service companies, who may offer lower interest rates on loans and higher interest rates on deposits. The Bank’s competitors also include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds among parties. To compete effectively, the Bank relies on local promotional activity, personal contacts by officers, directors, and employees, customized service, and the Bank’s reputation within the communities that it serves.
The Company’s principal competitors with respect to investment management and trust services are primarily commercial banks and trust companies, mutual fund companies, investment advisory firms, stock brokerage firms, other financial companies and law firms. The Company believes that its ability to compete effectively with other investment management firms is dependent upon its products, level of investment performance and client service, as well as the marketing and distribution of the investment products.
In the wealth advisory industry, BPFH competes with a wide variety of firms, including national and regional financial services firms, accounting firms, trust companies, and law firms. The Company believes that the ability of its wealth advisory affiliates to compete effectively with other firms is dependent upon the quality and level of service, personal relationships, and investment performance.

IV.    Employees
At December 31, 2012, the Company had 827 employees. The Company’s employees are not subject to a collective bargaining agreement, and the Company believes its employee relations are good.

V.     Supervision and Regulation
The following discussion addresses elements of the regulatory framework applicable to bank holding companies and their subsidiaries. This regulatory framework is intended primarily to protect the safety and soundness of depository institutions, the federal deposit insurance system, and depositors, rather than the protection of shareholders of a bank holding company such as the Company.
As a bank holding company, the Company is subject to regulation, supervision and examination by the Federal Reserve under the BHCA. The Bank is subject to extensive regulation, supervision and examination by the Massachusetts Commissioner of Banks (the “Commissioner”) and the FDIC. The Company’s investment management and wealth advisory subsidiaries are subject to extensive regulation by the SEC, the Financial Industry Regulatory Authority and state securities regulators.
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
The Dodd-Frank Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) comprehensively reformed the regulation of financial institutions, products and services. Among other things, the Dodd-Frank Act:

•	grants the Federal Reserve increased supervisory authority and codified the source of strength doctrine, as discussed in more detail in “-Regulation of the Company - Source of Strength” below;

•	established new corporate governance and proxy disclosure requirements, as discussed in “-Regulation of the Company - Corporate Governance and Executive Compensation” below;

•	provides for new capital standards applicable to the Company, as discussed in more detail in “-Capital Requirements” below;

•	modified the scope and costs associated with deposit insurance coverage, as discussed in “-Regulation of the Bank - Deposit Insurance Premiums” below;

•
permits well capitalized and well managed banks to acquire other banks in any state, subject to certain deposit concentration limits and other conditions, as discussed in “-Regulation of the Bank - Acquisitions and Branching” below;

•	permits the payment of interest on business demand deposit accounts;

•	established new minimum mortgage underwriting standards for residential mortgages;

•	established the Bureau of Consumer Financial Protection (the “CFPB”), as discussed in “-Consumer Protection Regulation - Mortgage Reform” below;

•
bars banking organizations, such as the Company, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain circumstances, as discussed in “Regulation of Other Activities - Volcker Rule Restrictions on Proprietary Trading and Sponsorship of Hedge Funds and Private Equity Funds” below; and

•
established the Financial Stability Oversight Council to designate certain activities as posing a risk to the U.S. financial system and recommend new or heightened standards and safeguards for financial institutions engaging in such activities.

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

Source of Strength. Under the BHCA as well as the Dodd-Frank Act, the Company is required to serve as a source of financial strength for the Bank. In addition, any loans by a bank holding company to any of its bank subsidiaries are subordinate to the payment of deposits and to certain other indebtedness. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.
Acquisitions and Activities. The BHCA prohibits a bank holding company from acquiring substantially all the assets of a bank or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, or merging or consolidating with any bank holding company without prior approval of the Federal Reserve. Further, as a Massachusetts bank holding company, the Company must obtain prior approval of the Massachusetts Board of Bank Incorporators to acquire more than 5% ownership or control of any voting stock in any other banking institution, acquire substantially all the assets of a bank, or merge with another bank holding company.
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
In addition, any company would be required to obtain the approval of the Federal Reserve under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more, or otherwise obtaining control or a controlling influence over a bank holding company. In 2008, the Federal Reserve released guidance on minority investments in banks that relaxed the presumption of control for investments of greater than 10% of a class of outstanding voting securities of a bank holding company in certain instances discussed in the guidance. In 2008, BP Holdco, L.P., a company controlled by The Carlyle Group, became the largest shareholder of the Company, and holds a 9.82% interest in the Company as of March 8, 2013. The Carlyle Group’s investment is subject to certain restrictions under the terms of the investment agreement with the Company. Under the agreement, BP Holdco, L.P. cannot convert its non-voting preferred stock if as a result it would own more than 9.99% of the Company’s outstanding common stock.
Corporate Governance and Executive Compensation. Under the Dodd-Frank Act, the SEC adopted rules granting proxy access for shareholder nominees and grants shareholders a non-binding vote on executive compensation and “golden parachute” payments. Pursuant to modifications of the proxy rules under the Dodd-Frank Act, the Company is required to disclose the relationship between executive pay and financial performance, the ratio of the median pay of all employees to the pay of the CEO, and employee and director hedging activities. As required by the Dodd-Frank Act, the stock exchanges have amended their listing rules to require that each member of a listed company’s compensation committee be independent and be granted the authority and funding to retain independent advisors, and to prohibit the listing of any security of an issuer that does not adopt policies governing the claw back of excess executive compensation based on inaccurate financial statements. The federal regulatory agencies have proposed new regulations which prohibit incentive-based compensation arrangements that encourage executives and certain other employees to take inappropriate risks.
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
Deposit Insurance. The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC. For most banks and savings associations, including the Bank, FDIC rates depend upon a combination of CAMELS component ratings, profitability, credit quality, Tier I leverage ratio, and, if applicable, the level of brokered deposits. CAMELS ratings reflect the applicable bank regulatory agency’s evaluation of the financial institution’s capital, asset quality, management, earnings, liquidity and sensitivity to risk. Pursuant to the Dodd-Frank Act, deposit premiums are based on assets rather than insurable deposits. To determine its actual deposit insurance premiums, the Bank computes the base amount on its average consolidated assets less its average tangible equity (defined as the amount of Tier I capital) and the applicable assessment rate. In 2012, the aggregate FDIC insurance expense for the Bank was $4.0 million (which was prepaid as noted below). The FDIC has the power to adjust deposit insurance assessment rates at any time.
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
The Dodd-Frank Act permanently increased the FDIC deposit insurance limit to $250,000 per depositor. Additionally, the Dodd-Frank Act provided temporary unlimited deposit insurance coverage for noninterest-bearing transactions accounts beginning December 31, 2010, and ending on December 31, 2012. This replaced the FDIC’s Transaction Account Guarantee Program, which expired on December 31, 2010.
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
Activities and Investments of Insured State-Chartered Banks. Section 24 of the Federal Deposit Insurance Act (“FDIA”) generally limits the investment activities of FDIC-insured, state-chartered banks, such as the Bank, when acting as principal to those that are permissible for national banks. Further, the Gramm-Leach-Bliley Act of 1999 (the “GLBA”) permits national banks and state banks, to the extent permitted under state law, to engage through “financial subsidiaries” in certain activities which are permissible for subsidiaries of a financial holding company. In order to form a financial subsidiary, a national bank or state bank must be well capitalized, and such banks would be subject to certain capital deduction, risk management and affiliate transaction rules, among other things.
Lending Restrictions. Federal law limits a bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital. The Dodd-Frank Act explicitly provides that an extension of credit to an insider includes credit exposure arising from a derivatives transaction, repurchase agreement, reverse repurchase agreement, securities lending transaction or securities borrowing transaction. Additionally, the Dodd-Frank Act requires that asset sale transactions with insiders must be on market terms, and if the transaction represents more than 10% of the capital and surplus of the Bank, be approved by a majority of the disinterested directors of the Bank.
A bank holding company and its subsidiaries are subject to prohibitions on certain tying arrangements. These institutions are generally prohibited from extending credit to or offering any other service on the condition that the client obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.
Brokered Deposits. Section 29 of the FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” Depository institutions, other than those in the lowest risk category, that have brokered deposits in excess of 10% of total deposits will be subject to increased FDIC deposit insurance premium assessments. Additionally, depository institutions considered “adequately capitalized” that need FDIC approval to accept, renew or roll over any brokered deposits are subject to additional restrictions on the interest rate they may pay on deposits.
Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires the FDIC to evaluate the Bank’s performance in helping to meet the credit needs of the entire communities it serves, including low and moderate-income neighborhoods, consistent with its safe and sound banking operations, and to take this record into consideration when evaluating certain applications. The FDIC’s CRA regulations are generally based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution’s record of making loans in its service areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs, and other offices. The Bank currently has an “outstanding” CRA rating. Massachusetts has also enacted a similar statute that requires the Commissioner to evaluate the performance of the Bank in helping to meet the credit needs of its entire community and to take that record into account in considering certain applications.
Capital Requirements
The Federal Reserve and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to U.S. banking organizations. These guidelines are intended to reflect the relationship between the banking organization's capital and the degree of risk associated with its operations based on transactions recorded on-balance sheet as well as off-balance sheet items. The Federal Reserve and the FDIC may from time to time require that a banking organization maintain capital above the minimum levels discussed below, whether because of financial condition or actual or anticipated growth.
The Federal Reserve’s capital adequacy guidelines generally require bank holding companies to maintain total capital of at least 8% of total risk-weighted assets, including off-balance sheet items, with at least 50% of that amount consisting of Tier I capital and the remaining amount consisting of Tier II capital. Tier I capital for bank holding companies generally consists of the sum of common shareholders’ equity, perpetual preferred stock and trust preferred securities (both subject to certain limitations), and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and other non-qualifying intangible assets. Tier II capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities, perpetual preferred stock and trust preferred securities, to the extent not eligible to be included as Tier I capital, term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Future issuances of trust preferred securities have been disallowed as Tier I qualifying capital by the Dodd-Frank Act, although the Company’s currently outstanding trust preferred securities have been grandfathered for Tier I eligibility. Under the proposed Basel III capital rules discussed below, however, the Company’s currently outstanding trust preferred securities would be phased out from the calculation of Tier I capital over a ten-year period.
A banking organization's risk-weighted assets are obtained by first assigning balance sheet and off-balance sheet items to one of several risk categories that are intended to reflect the underlying credit risk of the item. Risk-weighted assets are then calculated by multiplying on-balance sheet assets and the credit equivalent amount of off-balance sheet items by the risk-weight that is associated with each category. Recent proposed capital regulations, discussed below, will amend the calculation of risk-weighted assets significantly.
As of December 31, 2012, the Company’s total risk-based capital ratio was 14.61%, its Tier I risk-based capital ratio was 13.35%, and its Tier I leverage ratio was 9.94%. The Company is currently considered “well capitalized” under all regulatory definitions.
Proposed Capital Rules. In June 2012, the Federal Reserve, the FDIC, and the Office of the Comptroller of the Currency approved three proposals (the “Proposed Capital Rules”) that implement the new global capital adequacy standards agreed to by the Basel Committee on Banking Supervision in 2011 (commonly referred to as “Basel III”) and establish the minimum capital levels for banks and bank holding companies required under the Dodd-Frank Act. The Proposed Capital Rules establish a minimum common equity Tier I capital ratio of 6.5% of risk-weighted assets for a “well capitalized” institution and increase the minimum total Tier I capital ratio for a “well capitalized” institution from 6% to 8%. Additionally, all banking organizations must maintain a 2.5% common equity Tier I capital conservation buffer over the 6.5% minimum risk-based capital requirement to avoid restrictions on the ability to pay dividends, discretionary bonuses, and engage in share repurchases.
As noted above, under the Proposed Capital Rules, trust preferred securities will no longer qualify as Tier I capital and will instead qualify as Tier II capital. Other revisions to capital definitions are proposed, including changes to the calculation of disallowed deferred tax assets and mortgage servicing rights, inclusion of components of other comprehensive income within regulatory capital, and other adjustments. The general effect of the Proposed Capital Rules is to impose more stringent capital requirements. Among other things, the Proposed Capital Rules increase the required capital for certain categories of assets, including non-amortizing and high loan-to-value ratio residential mortgages, high volatility construction real estate loans and certain exposures related to securitizations. In addition, the Proposed Capital Rules remove the filter for accumulated other comprehensive income in the current capital rules, which currently prevents unrealized gains and losses from being included in the calculation of a banking organization’s capital. This change would result in unrealized gains and losses on “available for sale” securities affecting Tier I equity, hedges and any adjustments to the funded status of defined benefit plans, which could result in increased volatility in the amount of required capital.
The financial services industry, members of Congress, and state regulatory agencies provided extensive comments on the Proposed Capital Rules to the federal banking agencies. In response to such commentary, the federal banking agencies extended the deadline for the Proposed Capital Rules to go into effect and indicated that a final rule would be issued in 2013. The final capital rule may differ significantly in substance or in scope from the Proposed Capital Rules. Accordingly, the Company is not yet in a position to determine the full effect of the Proposed Capital Rules on its capital requirements.
Prompt Corrective Action. The FDIC has promulgated corresponding regulations to implement the system of prompt corrective action established by Section 38 of the FDIA. Under the regulations, a bank is “well capitalized” if it has: (i) a total risk-based capital ratio of 10.0% or greater; (ii) a Tier I risk-based capital ratio of 6.0% or greater; (iii) a leverage ratio of 5.0% or greater; and (iv) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. A bank is “adequately capitalized” if it has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier I risk-based capital ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (3.0% under certain circumstances) and does not meet the definition of a “well capitalized” bank. The FDIC must also take into consideration (i) concentrations of credit risk; (ii) interest rate risk; and (iii) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation will be made as part of the institution’s regular safety and soundness examination. The Bank is currently considered “well capitalized” under all regulatory definitions.
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
Mortgage Reform. The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower’s ability to repay such mortgage loan. The CFPB issued a final rule that requires creditors, such as the Bank, to make a reasonable good faith determination of a consumer’s ability to repay any consumer credit transaction secured by a dwelling. The rule provides creditors with minimum requirements for making such ability-to-repay determinations. Creditors are required to consider the following eight underwriting factors: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony and child support; (7) the monthly debt-to-income ratio or residual income; and (8) credit history. While the Dodd-Frank Act provides that qualified mortgages are entitled to a presumption that the creditor satisfied the ability-to-repay requirements, the final rule provides a safe harbor for loans that satisfy the definition of a qualified mortgage and are not “higher priced.” Higher-priced loans are subject to a rebuttable presumption. A “qualified mortgage” is a loan that does not contain certain risky features (such as negative amortization, interest-only payments, balloon payments, a term exceeding 30 years), has a debt-to-income ratio of not more than 43%, and for which the creditor considers and verifies the consumer’s current debt obligations, alimony, and child support. The rule becomes effective on January 10, 2014.
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
Privacy and Customer Information Security. The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the Bank must provide its clients with an annual disclosure that explains its policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required or permitted by law, the Bank is prohibited from disclosing such information except as provided in such policies and procedures. The GLBA also requires that the Bank develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of client information (as defined under GLBA), to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any client. The Bank is also required to send a notice to clients whose “sensitive information” has been compromised if unauthorized use of this information is “reasonably possible.” Most of the states, including the states where the Bank operates, have enacted legislation concerning breaches of data security and the duties of the Bank in response to a data breach. Congress continues to consider federal legislation that would require consumer notice of data security breaches. In addition, Massachusetts has promulgated data security regulations with respect to personal information of Massachusetts residents. Pursuant to the FACT Act, the Bank must also develop and implement a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. Additionally, the FACT Act amends the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations.

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
OFAC. The U.S. has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”), take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences for the Company.
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
The Dodd-Frank Act requires the SEC to study the standard of care for brokers and investment advisers and report its findings to Congress. Further, the Dodd-Frank Act permits the SEC to impose a uniform standard of care on brokers and investment advisers based on the study’s findings. Pursuant to the Dodd-Frank Act, the SEC must also harmonize the enforcement of fiduciary standard violations under the Exchange Act and the Investment Advisers Act. It is unclear how the studies and rulemaking relating to the fiduciary duties of brokers and investment advisers will affect the Company and its investment management and wealth advisory subsidiaries.
Each of the mutual funds for which one or more of the Company’s investment management subsidiaries acts as sub-adviser is registered with the SEC under the Investment Company Act of 1940, as amended (the “1940 Act”). Shares of each such fund are registered with the SEC under the Securities Act, and the shares of each fund are qualified for sale (or exempt from such qualification) under the laws of each state and the District of Columbia to the extent such shares are sold in any of such jurisdictions. The Company is also subject to the Employee Retirement Income Security Act of 1974 (“ERISA”), and to regulations promulgated thereunder, insofar as it is a “fiduciary” under ERISA with respect to certain of its clients. ERISA and the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”) impose certain duties on persons who are fiduciaries under ERISA, and prohibit certain transactions by the fiduciaries (and certain other related parties) to such plans.
As sub-advisers to registered investment companies, the Company’s investment management subsidiaries are subject to requirements under the 1940 Act and related SEC regulations. Under provisions of the 1940 Act and Investment

Advisers Act governing advisory contracts, an assignment terminating the Company’s sub-advisory contract can occur as a result of the acquisition of a firm by the Company.
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
Volcker Rule Restrictions on Proprietary Trading and Sponsorship of Hedge Funds and Private Equity Funds. The Dodd-Frank Act limits banking organizations, such as the Company, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain circumstances, in a provision commonly referred to as the “Volcker Rule.” Under the Dodd-Frank Act, proprietary trading generally means trading by a banking entity or its affiliate for its own account. Hedge funds and private equity funds are described by the Dodd-Frank Act as funds that would be registered under the 1940 Act but for certain enumerated exemptions. The Volcker Rule restrictions apply to the Company, the Bank, and all of their subsidiaries and affiliates.

VI.Taxation
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
The Company’s taxable income includes its share of the taxable income or loss from its subsidiaries that are limited liability companies.
State and Local Taxation
The Company and its affiliates are subject to the tax rate established in the state in which they operate. Substantially all of the Company’s taxable state and local income is derived from Massachusetts, California, New York, and the City of New York.
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

ITEM 1A.RISK FACTORS
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
Because our business is highly regulated, the laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. It is impossible to predict the competitive impact that any such changes would have on the banking and financial services industry in general or on our business in particular. Such changes may, among other things, increase the cost of doing business, limit permissible activities, or affect the competitive balance between banks and other financial institutions. The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Other changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations. See Part I. Item 1. “Business-Supervision and Regulation.”
Additional requirements imposed by the Dodd-Frank Act could adversely affect us.
The Dodd-Frank Act comprehensively reformed the regulation of financial institutions, products and services. Because many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, it is difficult to forecast the impact that such rulemaking will have on us, our clients, or the financial industry. Certain provisions of the Dodd-Frank Act that affect deposit insurance assessments, the payment of interest on demand deposits and interchange fees could increase the costs associated with the Bank’s deposit-generating activities, as well as place limitations on the revenues that those deposits may generate. In addition, the Dodd-Frank Act established the CFPB as an independent bureau of the Federal Reserve. The CFPB has the authority to prescribe rules for all depository institutions governing the provision of consumer financial products and services, which may result in rules and regulations that reduce the profitability of such products and services or impose greater costs on us and our subsidiaries. The Dodd-Frank Act also established new minimum mortgage underwriting standards for residential mortgages, and the regulatory agencies have focused on the examination and supervision of mortgage lending and servicing activities. The CFPB recently issued a final rule that requires creditors, such as the Bank, to make a reasonable good faith determination of a consumer’s ability to repay any consumer credit transaction secured by a dwelling. The rule provides creditors with minimum requirements for making such ability-to-repay determinations. See Part 1. Item 1. “Business-Supervision and Regulation-The Dodd-Frank Act.”

Current and future legal and regulatory requirements, restrictions, and regulations, including those imposed under the Dodd-Frank Act, may adversely impact our profitability and may have a material and adverse effect on our business, financial condition, and results of operations; may require us to invest significant management attention and resources to evaluate and make any changes required by the legislation and related regulations; and may make it more difficult for us to attract and retain qualified executive officers and employees.
We may become subject to more stringent capital requirements.
The Dodd-Frank Act requires the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies. In addition, the federal banking agencies issued three joint proposed rules, or the Proposed Capital Rules, that implement the Basel III capital standards and establish the minimum capital levels required under the Dodd-Frank Act. The Proposed Capital Rules establish a minimum common equity Tier I capital ratio of 6.5% of risk-weighted assets for a “well capitalized” institution, and increase the minimum total Tier I capital ratio for a “well capitalized” institution from 6% to 8%. Additionally, the Proposed Capital Rules require an institution to maintain a 2.5% common equity Tier I capital conservation buffer over the 6.5% minimum risk-based capital requirement to avoid restrictions on the ability to pay dividends, discretionary bonuses, and engage in share repurchases. The Proposed Capital Rules also phase out trust preferred securities from Tier I capital and increase the required capital for certain categories of assets, including non-amortizing and high loan-to-value ratio residential mortgages, high volatility construction real estate loans, and certain exposures related to securitizations, and remove the filter for accumulated other comprehensive income in the current capital rules which currently prevents unrealized gains and losses from being included in the calculation of the institution’s regulatory capital. At December 31, 2012, approximately 71% of the Company's residential loan portfolio consisted of interest-only, or non-amortizing, loans. See Part I. Item 1. “Business-Supervision and Regulation - Capital Requirements.”
The federal banking agencies extended the deadline for the proposed capital rules to go into effect and indicated that final rules would be issued in 2013. The final capital rules may differ significantly in substance or in scope from the proposed capital rules. However, the final capital rules are expected to increase our capital requirements and related compliance costs. Implementation of these standards, or any other new regulations, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.
Deterioration in local economies or real estate markets could negatively impact our banking business.
The Bank primarily serves individuals and smaller businesses located in four geographic regions: New England, San Francisco Bay, Southern California, and the Pacific Northwest. The ability of the Bank’s clients to repay their loans is impacted by the economic conditions in these areas.
The Bank’s commercial loans are generally concentrated in the following client groups:

•	real estate developers and investors;

•	financial service providers;

•	technology companies;

•	manufacturing and communications companies;

•	professional service providers;

•	general commercial and industrial companies; and

•	individuals.
The Bank’s commercial loans, with limited exceptions, are secured by real estate (usually income producing residential and commercial properties), marketable securities, or corporate assets (usually accounts receivable, equipment or inventory). Substantially all of the Bank’s residential mortgage and home equity loans are secured by residential property. Consequently, the Bank’s ability to continue to originate real estate loans may be impaired by adverse changes in local and regional economic conditions in the real estate markets, or by acts of nature, including earthquakes, hurricanes, and flooding. Due to the concentration of real estate collateral in the geographic regions in which we operate, these events could have a material adverse impact on the ability of the Bank’s borrowers to repay their loans and affect the value of the collateral securing these loans.

Competition in the banking industry may impair our ability to attract and retain banking clients at current levels.
Competition in the markets in which the Bank operates may limit the ability of the Bank to attract and retain banking clients. The Bank’s competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are able to serve the credit and investment needs of larger clients. The Bank also faces competition from out-of-state financial intermediaries that have opened low-end production offices or that solicit deposits in its respective market areas. Because the Bank maintains a smaller staff and has fewer financial and other resources than larger institutions with which it competes, it may be limited in its ability to attract clients. In addition, the Bank’s current commercial banking clients may seek alternative banking sources as they develop needs for credit facilities larger than the Bank can accommodate. If the Bank is unable to attract and retain banking clients, it may be unable to continue its loan growth and its results of operations and financial condition may otherwise be negatively impacted.
Our cost of funds for banking operations may increase as a result of general economic conditions, interest rates and competitive pressures.
The Bank has traditionally obtained funds principally through deposits and borrowings. As a general matter, deposits are a cheaper source of funds than borrowings, because interest rates paid for deposits are typically less than interest rates charged for borrowings. Historically and in comparison to commercial banking averages, the Bank has had a higher percentage of its time deposits in denominations of $100,000 or more. Within the banking industry, the amounts of such deposits are generally considered more likely to fluctuate than deposits of smaller denominations. If, as a result of general economic conditions, market interest rates, competitive pressures, or otherwise, the amount of deposits at the Bank decreases relative to its overall banking operations, the Bank may have to rely more heavily on borrowings as a source of funds in the future.
Defaults in the repayment of loans may require additional loan loss reserves and negatively impact our banking business.
A borrower’s default on its obligations under one or more loans by the Bank may result in lost principal and interest income and increased operating expenses as a result of the allocation of management time and resources to the collection and work-out of the loan. In certain situations, where collection efforts are unsuccessful or acceptable work-out arrangements cannot be reached, the Bank may have to charge-off the loan in whole or in part. In such situations, the Bank may acquire real estate or other assets, if any, which secure the loan through foreclosure or other similar available remedies. In such cases, the amount owed under the defaulted loan often exceeds the value of the assets acquired.
The Bank’s management periodically makes a determination of an allowance for loan losses based on available information, including the quality of its loan portfolio, certain economic conditions, the value of the underlying collateral, and the level of its nonaccruing and criticized loans. We rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors, in determining the amount of provision required for the allowance for loan losses. Provisions to this allowance result in an expense for the period. If, as a result of general economic conditions, changes in estimates, or an increase in defaulted loans, management determines that additional increases in the allowance for loan losses are necessary, we will incur additional expenses.
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
Fluctuations in interest rates may negatively impact the business of the Bank. The Bank’s main source of income from operations is net interest income, which represents the difference between the interest income earned on interest-bearing assets (usually loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (usually deposits and borrowings). These rates are highly sensitive to many factors beyond our control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities. The Bank’s net interest income can be affected significantly by changes in market interest rates. Changes in relative interest rates may reduce the Bank’s net interest income as the difference between interest income and interest expense decreases. As a result, the Bank has adopted asset and liability management policies to minimize the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments funding sources, and derivatives. However, even with these policies in place, a change in interest rates can impact our results of operations or financial condition.
An increase in interest rates could also have a negative impact on the Bank’s results of operations by reducing the ability of borrowers to repay their current loan obligations, which could not only result in increased loan defaults, foreclosures, and charge-offs, but also necessitate further increases to our allowances for loan losses. Fluctuations in interest rates, in certain circumstances, may also lead to high levels of loan prepayments, which may also have an adverse impact on our net interest income.
Prepayments of loans may negatively impact our banking business.
Generally, the Bank’s clients may prepay the principal amount of their outstanding loans at any time. The speed at which such prepayments occur, as well as the size of such prepayments, are within our clients’ discretion. If clients prepay the principal amount of their loans, and we are unable to lend those funds to other borrowers or invest the funds at the same or higher interest rates, our interest income will be reduced. A significant reduction in interest income could have a negative impact on our results of operations and financial condition.
Our loan portfolio includes commercial loans, commercial real estate loans, and construction and land loans, which are generally riskier than other types of loans.
At December 31, 2012, our commercial loans, commercial real estate loans, and construction and land loans portfolios comprised 55% of total loans. Commercial loans generally carry larger loan balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. These loans may lack standardized terms and may include a balloon payment feature. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions and prevailing interest rates. Repayment of these loans is generally more dependent on the economy and the successful operation of a business. Because of the risks associated with commercial loans, we may experience higher rates of default than if the portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations.
Environmental liability associated with commercial lending could result in losses.
In the course of business, the Bank may acquire, through foreclosure, properties securing loans it has originated or purchased which are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, we or the Bank might be required to remove these substances from the affected properties at our sole cost and expense. The cost of this removal could substantially exceed the value of affected properties. We may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have a material adverse effect on our business, results of operations and financial condition.
Risks Related to our Investment Management and Wealth Advisory Businesses
Our investment management and wealth advisory businesses are highly regulated, and the regulators have the ability to limit or restrict our activities and impose fines or suspensions on the conduct of our business.
Our investment management and wealth advisory businesses are highly regulated, primarily at the federal level. The failure of any of our subsidiaries that provide investment management and wealth advisory services to comply with applicable laws or regulations could result in fines, suspensions of individual employees or other sanctions including revocation of such affiliate’s registration as an investment adviser.

All of our investment managers and wealth advisory affiliates are registered investment advisers under the Investment Advisers Act. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational and disclosure obligations. These subsidiaries, as investment advisers, are also subject to regulation under the federal and state securities laws and the fiduciary laws of certain states. In addition, the affiliates acting as sub-advisers to mutual funds are subject to certain provisions and regulations of the Investment Company Act of 1940.
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
In addition, applicable law provides that all investment contracts with mutual fund clients may be terminated by the clients, without penalty, upon no more than 60 days’ notice. Investment contracts with institutional and other clients are typically terminable by the client, also without penalty, upon 30 days’ notice.
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
Due to intense competition, our investment management and wealth advisory subsidiaries may not be able to attract and retain clients at current levels. Competition is especially strong in our geographic market areas, because there are numerous well-established, well-resourced, well-capitalized, and successful investment management and wealth advisory firms in these areas.
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
The performance of our business has been and may continue to be adversely affected by general business and economic conditions in the U.S., including the level and volatility of short- and long-term interest rates, inflation, home prices, unemployment and under-employment levels, bankruptcies, household income, consumer spending, fluctuations in both debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor confidence, and the strength of the U.S. economy. Deterioration of any of these conditions can adversely affect our consumer and commercial businesses and securities portfolios, as well as our earnings.
We may incur significant losses as a result of ineffective risk management processes and strategies.
We seek to monitor and control our risk exposure through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational, compliance, and legal reporting systems; internal controls; management review processes; and other mechanisms. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application may not be effective and may not anticipate every economic and financial outcome in all market environments or the specifics and timing of such outcomes. Market conditions over the last several years have involved unprecedented dislocations and highlight the limitations inherent in using historical data to manage risk.
We may be unable to attract and retain key employees.
Our success depends, in large part, on our ability to attract and retain key employees. Competition for the best people can be intense and we may not be able to hire or retain the key employees that we depend upon for success. The unexpected loss of services of one or more of our key employees could have a material adverse impact on our business because of their skills, knowledge of the markets in which we operate, years of industry experience, and the difficulty of promptly finding qualified replacement employees.
Our ability to attract and retain clients and employees could be adversely affected to the extent our reputation is harmed.
Our ability to attract and retain clients and employees at our banking, investment management, and wealth advisory subsidiaries could be adversely affected to the extent our reputation is damaged. Our actual or perceived failure to address various issues could give rise to reputational risk that could cause harm to us and our business prospects. These issues also include, but are not limited to, legal and regulatory requirements; privacy; properly maintaining client and employee personal information; record keeping; money-laundering; sales and trading practices; ethical issues; appropriately addressing potential conflicts of interest; and the proper identification of the legal, reputational, credit, liquidity, and market risks inherent in our products. Failure to appropriately address any of these issues could also give rise to additional regulatory restrictions, reputational harm, and legal risks, which could, among other consequences, increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines, and penalties and cause us to incur related costs and expenses. In addition, our investment management business is dependent on the integrity of our asset managers and our employees. If an asset manager or employee were to misappropriate any client funds, the reputation of our asset management business could be negatively affected, which may result in the loss of accounts and have a material adverse effect on our results of operations and financial condition.

We may suffer losses as a result of operational risk or technical system failures.
The potential for operational risk exposure exists throughout our organization. Integral to our performance is the continued effectiveness of our internal processes, systems, relationships with third parties, and the associates and executives in our day-to-day and ongoing operations. Operational risk also encompasses the failure to execute on strategic objectives in a successful, timely, and cost-effective manner. Failure to properly manage operational risk subjects us to risks of loss that may vary in size, scale, and scope, including loss of clients, operational or technical failures, unlawful tampering with our technical systems, ineffectiveness or exposure due to interruption in third party support, as well as the loss of key individuals or failure on the part of key individuals to perform properly. Although we seek to mitigate operational risk through a system of internal controls, losses from operational risk could take the form of explicit charges, increased operational costs, harm to our reputation, or foregone opportunities.
Risks Related to Accounting and Accounting Changes
Our financial statements are based in part on assumptions and estimates, which, if wrong, could cause unexpected losses in the future.
Pursuant to accounting principles generally accepted in the U.S. (“GAAP”), we are required to use certain assumptions and estimates in preparing our financial statements, including in determining loan loss reserves, reserves related to litigation, and the fair value of certain assets and liabilities, among other items. If assumptions or estimates underlying our financial statements are incorrect, we may experience material losses. For additional information, see Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.”
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
When the purchase price of an acquired business exceeds the fair value of its tangible assets, the excess is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2012, our goodwill and net intangible assets totaled $135.1 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we will be required to write down the value of these assets. Our goodwill and intangible assets are tested for impairment annually in the fourth quarter at the reporting unit level. In addition, an impairment test could be triggered between annual testing dates if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying amount. We took impairment charges at various times in 2007, 2008 and 2009. We cannot assure you that we will not be required to take further impairment charges in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results.
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

In evaluating the need for a valuation allowance, management considers the following:

•	cumulative pre-tax income or loss, as adjusted for permanent book-to-tax differences, over the current and previous two years;

•	future reversals of existing taxable temporary differences;

•	the projection of future taxable income to be generated by operations during the available loss carryforward period;

•	tax planning strategies that are available and whether any are limited based upon the Company’s market capitalization in excess of its book value; and

•	whether there has been any operating loss or tax credit carry-overs expiring unused.
There can be no absolute assurance however, that the net deferred tax assets will ultimately be realized.
Risks Related to Our Liquidity
We are a holding company and depend on our subsidiaries for dividends, distributions, and other payments.
We are a separate and distinct legal entity from the Bank and our non-banking subsidiaries and depend on dividends, distributions, and other payments from the Bank and our non-banking subsidiaries to fund dividend payments on our common and preferred stock and to fund all payments on our other obligations. Many of our subsidiaries are subject to laws that authorize regulatory bodies to block or reduce the payment of cash dividends or other distributions from those subsidiaries to us. Regulatory action of that kind could impede access to funds we need to make payments on our obligations or dividend payments. Additionally, if our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our common and preferred shareholders. Furthermore, our right to participate in a distribution of assets upon an affiliate’s liquidation or reorganization is subject to the prior claims of the affiliate’s creditors.
Holders of our common stock are entitled to receive dividends only when, as, and if declared by our board of directors. Although we have historically declared cash dividends on our common stock, we are not required to do so and our board of directors may reduce or eliminate our common stock dividend in the future. Further, the Federal Reserve has issued guidelines for evaluating proposals by large bank holding companies to increase dividends or repurchase or redeem shares, which includes a requirement for such firms to develop a capital distribution plan. The Federal Reserve has indicated that it is considering expanding these requirements to cover all bank holding companies, which may in the future restrict our ability to pay dividends. A reduction or elimination of dividends could adversely affect the market price of our common stock.
Risks Related to Our Common Stock
Future capital offerings may adversely affect the market price of our common stock.
In the future, we may attempt to increase our capital resources or, if our or the Bank’s capital ratios fall below required minimums, we or the Bank could be forced to raise additional capital by making additional offerings of debt, common or preferred stock, trust preferred securities, and senior or subordinated notes. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock.
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
We cannot assure you that such capital will be available to us on acceptable terms or at all. Our inability to raise sufficient additional capital on acceptable terms when needed could adversely affect our businesses, financial condition, and results of operations. Thus, our shareholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us.

The market price and trading volume of our common stock may be volatile.
The market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	quarterly variations in our operating results or the quality of our assets;

•	operating results that vary from the expectations of management, securities analysts, and investors;

•	changes in expectations as to our future financial performance;

•	announcements of innovations, new products, strategic developments, significant contracts, acquisitions, and other material events by us or our competitors;

•	the operating and securities price performance of other companies that investors believe are comparable to us;

•	our past and future dividend practices;

•	future sales of our equity or equity-related securities; and

•	changes in global financial markets and global economies and general market conditions, such as interest rates, stock, commodity or real estate valuations or volatility.
Anti-takeover provisions could negatively impact our shareholders.
Provisions of Massachusetts law and provisions of our articles of organization and by-laws could make it more difficult for a third party to acquire control of us or have the effect of discouraging a third party from attempting to acquire control of us. Our articles of organization authorize our board of directors to issue preferred stock without shareholder approval and such preferred stock could be issued as a defensive measure in response to a takeover proposal. These and other provisions could make it more difficult for a third party to acquire us, even if an acquisition might be in the best interest of our shareholders.

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 2.PROPERTIES
The Company and its subsidiaries primarily conduct operations in leased premises; however, the Bank owns two of its office locations. The Company’s headquarters are located at Ten Post Office Square, Boston, Massachusetts. The premises for our non-bank affiliates are generally located in the vicinity of the headquarters of such affiliates.
Generally, the initial terms of the leases for our leased properties range from five to fifteen years. Most of the leases also include options to renew at fair market value for periods of five to ten years. In addition to minimum rentals, certain leases include escalation clauses based upon various price indices and include provisions for additional payments to cover taxes.

ITEM 3.LEGAL PROCEEDINGS
The Company is involved in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of these proceedings will not have a material adverse effect on the consolidated balance sheets or consolidated statements of operations of the Company.

ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

I.Market for Common Stock
The Company’s common stock, par value $1.00 per share, is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “BPFH.” At March 8, 2013, there were 78,997,218 shares of common stock outstanding. The number of holders of record of the Company’s common stock as of March 8, 2013 was 1,133. The closing price of the Company’s common stock on March 8, 2013 was $9.29.
The following table sets forth the high and low sale prices for the Company’s common stock for the periods indicated, as reported by NASDAQ:

	High	Low
Fiscal year ended December 31, 2012
Fourth Quarter	$9.97	$8.35
Third Quarter	$10.20	$8.51
Second Quarter	$10.01	$7.65
First Quarter	$10.75	$7.77
Fiscal year ended December 31, 2011
Fourth Quarter	$8.40	$5.58
Third Quarter	$7.14	$5.23
Second Quarter	$7.48	$5.86
First Quarter	$7.55	$6.17

II.Dividends
The Company paid dividends on its common stock of $0.04 in both 2012 and 2011. On January 16, 2013, the Company announced an increase in its quarterly dividend from $0.01 per share to $0.05 per share.
The Company is a legal entity separate and distinct from its affiliates. These affiliates are the principal assets of the Company and, as such, provide the main source of payment of dividends by the Company. See Part I. Item 1. “Business-Supervision and Regulation-Dividend Restrictions,” which is incorporated by reference herein, for a discussion of statutory restrictions on the payment of dividends by the Company and the Bank. The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. There are no such comparable statutory restrictions on the Company’s Investment Managers’ and Wealth Advisors’ ability to pay dividends.

III.Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding securities authorized for issuance under our equity compensation plans shall be included in the definitive Proxy Statement (the “Proxy Statement”) for the 2013 Annual Meeting of Shareholders to be held on April 17, 2013 and is incorporated herein by reference.

IV.Recent Sales of Unregistered Securities
None.

V.Issuer Repurchases
In the first quarter of 2012, the Company repurchased all of the 5.44 million in stock warrants held by affiliates of the Carlyle Group and BPFH Director John Morton III.
On January 16, 2013, the Company announced that its Board of Directors approved a share repurchase program of up to 5% of the Company’s outstanding shares. Under the program, shares may be repurchased from time to time in the open market for a two-year period.

VI.Performance Graph
The Total Return Performance Graph set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company’s common stock, based on the market price of the Company’s common stock, with the total return on companies within the NASDAQ Composite Index and companies within the SNL $5B-$10B Bank Index. The calculation of cumulative return assumes a $100 investment in the Company’s common stock, the NASDAQ Composite Index, and the SNL $5B-$10B Bank Index on December 31, 2007. It also assumes that all dividends are reinvested during the relevant periods.
___________
Source: SNL

	Year Ending December 31,
	2007	2008	2009	2010	2011	2012
BPFH	$100.00	$25.69	$21.85	$24.96	$30.44	$34.69
NASDAQ Composite Index	100.00	60.02	87.24	103.08	102.26	120.42
SNL Bank $5B-$10B	100.00	87.73	67.45	73.17	72.61	85.41

ITEM 6.SELECTED FINANCIAL DATA
The following table represents selected financial data for the five fiscal years ended December 31. The data set forth below does not purport to be complete. It should be read in conjunction with, and is qualified in its entirety by, the more detailed information appearing elsewhere herein, including the Company’s Consolidated Financial Statements and related notes. All items presented below, for all years presented, have been adjusted for discontinued operations related to the divestiture of DTC in 2012 and the five affiliates divested in 2009.

	2012	2011	2010	2009	2008 (1)
At December 31:		(In thousands, except share data)
Total balance sheet assets	$6,465,005	$6,049,372	$6,153,901	$6,050,265	$7,283,848
Assets of discontinued operations	—	10,676	10,208	7,718	1,586,377
Loans held for sale	308,390	12,069	9,145	12,714	36,846
Total loans (excluding loans held for sale)	4,814,136	4,651,228	4,481,347	4,308,040	4,130,081
Allowance for loan losses	84,057	96,114	98,403	68,444	64,091
Cash and investments (2)	1,050,025	1,091,564	1,335,216	1,385,104	1,129,590
Goodwill and intangible assets	135,054	138,749	144,161	144,894	149,652
Deposits	4,885,059	4,530,411	4,486,726	4,255,219	3,748,912
Deposits held for sale	194,084	—	—	—	—
Borrowed funds	668,087	834,671	1,027,925	992,034	1,329,898
Total shareholders’ equity	603,102	566,125	518,878	651,154	648,676
Nonperforming assets	64,361	73,212	119,916	106,938	76,828
Net loans charged-off	(8,757)	(15,449)	(57,219)	(40,606)	(192,485)
Assets under management and advisory:
Private Banking	$3,941,000	$3,571,000	$3,592,000	$3,479,000	$3,253,000
Investment Management	8,444,000	7,594,000	8,140,000	7,048,000	6,381,000
Wealth Advisory	8,052,000	6,994,000	6,844,000	6,256,000	5,492,000
Inter-company relationships	(20,000)	(19,000)	(19,000)	(18,000)	(16,000)
Total assets under management and advisory	$20,417,000	$18,140,000	$18,557,000	$16,765,000	$15,110,000
For The Year Ended December 31:
Net interest income	$183,276	$178,954	$180,760	$159,520	$150,208
Provision for loan losses	(3,300)	13,160	87,178	44,959	196,643
Net interest income/ (loss) after provision for loan losses	186,576	165,794	93,582	114,561	(46,435)
Fees and other income	114,362	118,441	105,628	121,275	124,135
Operating expense	225,939	225,799	230,828	215,618	208,261
Restructuring expense	5,911	8,055	—	—	—
Impairment of goodwill and intangibles	—	—	—	(1)	133,202
Income/ (loss) from continuing operations before income taxes	69,088	50,381	(31,618)	20,219	(263,763)
Income tax expense/ (benefit)	20,330	14,280	(19,491)	1,762	(70,678)
Net income/ (loss) from continuing operations	48,758	36,101	(12,127)	18,457	(193,085)
Net income/ (loss) from discontinued operations	7,635	6,184	3,743	(9,448)	(191,316)
Less: Net income attributable to noncontrolling interests	3,122	3,148	2,586	3,778	4,351
Net income/ (loss) attributable to the Company	$53,271	$39,137	$(10,970)	$5,231	$(388,752)
(Continued)

	2012	2011	2010	2009	2008 (1)
At December 31:		(In thousands, except share data)
Per Share Data:
Total diluted earnings/ (loss) per share	$0.61	$0.46	$(0.29)	$(0.52)	$(8.87)
Diluted earnings/ (loss) per share from continuing operations	$0.52	$0.39	$(0.34)	$(0.38)	$(4.85)
Weighted average basic common shares outstanding	76,019,991	75,169,611	71,321,162	66,696,977	47,528,418
Weighted average diluted common shares outstanding	76,973,516	75,481,028	71,321,162	66,696,977	47,528,418
Cash dividends per share	$0.04	$0.04	$0.04	$0.04	$0.22
Book value per share (3)	$6.92	$6.51	$6.04	$6.51	$7.36
Selected Operating Ratios:
Return/ (loss) on average assets	0.84%	0.64%	(0.18)%	0.09%	(5.55)%
Return/ (loss) on average equity	9.18%	7.27%	(1.91)%	0.81%	(61.50)%
Net interest margin (4)	3.22%	3.25%	3.30%	3.09%	3.14%
Total fees and other income/total revenue (5)	38.42%	39.83%	36.88%	43.19%	45.25%
Asset Quality Ratios:
Nonaccrual loans (excluding loans held for sale) to total loans (excluding loans held for sale)	1.26%	1.46%	2.35%	2.01%	0.89%
Nonperforming assets to total assets	1.00%	1.21%	1.95%	1.77%	1.05%
Allowance for loan losses to total loans (excluding loans held for sale)	1.75%	2.07%	2.20%	1.59%	1.55%
Allowance for loan losses to nonaccrual loans (excluding loans held for sale)	1.38	1.41	0.93	0.79	1.74
Allowance for loan losses to classified loans (excluding loans held for sale) (6)	0.56	0.58	0.48	0.49	1.01
Other Ratios:
Dividend payout ratio	6.56%	8.70%	nm	nm	nm
Total equity to total assets ratio	9.33%	9.36%	8.43%	10.76%	8.91%
Tangible common equity to tangible assets ratio (non-GAAP) (7)	7.67%	7.37%	6.33%	6.66%	5.07%
____________
nm - not meaningful

(1)
Earnings for 2008 were reduced by $115.3 million, or $2.43 per share, for the after-tax and noncontrolling interest impact of impairment charges at FPB, Charter, DGHM and the Holding Company; and by $124.3 million, or $2.61 per share, for the after-tax provisions for loan losses. These charges were slightly offset by the gains recognized, net of tax, of $14.2 million, or $0.30 per share, from the repurchase of the Company’s 3% Contingent Convertible Senior Notes due 2027. To determine net-of-tax amounts, an assumed effective tax rate of approximately 37% is used, except for the non-deductible impairment at the Private Banking affiliates and portions of the impairment at DGHM.

(2)	Cash and investments includes the following line items from the consolidated balance sheets: cash and cash equivalents, investment securities, and stock in Federal Home Loan Banks.

(3)	Book value per share is calculated by reducing the Company’s total equity by the preferred stock balance, then dividing that value by the total common shares outstanding as of the end of that period.

(4)	Net interest margin represents net interest income on a fully-taxable equivalent basis as a percent of average interest-earning assets.

(5)	Total revenue is defined as net interest income plus fees and other income.

(6)	Classified loans are defined as loans whose credit quality is substandard, doubtful, or loss.

(7)
The Company calculates tangible assets by adjusting total assets to exclude goodwill and intangible assets. The Company calculates tangible common equity by adjusting total shareholders’ equity to exclude goodwill, intangible assets, and, in 2008 and 2009, the equity from the TARP funding of $154 million, and to include the difference between maximum redemption value and value per Accounting Research Bulletin 51, Consolidated Financial Statements (“ARB 51”) for redeemable non-controlling interests. The Company uses certain non-GAAP financial measures, such as the Tangible Common Equity to Tangible Assets ratio, to provide information for investors to effectively analyze financial trends of ongoing business activities, and to enhance comparability with peers across the financial sector. A reconciliation from the Company’s GAAP Total Shareholders’ Equity to Total Assets ratio to the Non-GAAP Tangible Common Equity to Tangible Assets ratio is presented below:

	2012	2011	2010	2009	2008
Total balance sheet assets	$6,465,005	$6,049,372	$6,153,901	$6,050,265	$7,283,848
LESS: Goodwill and intangible assets, net (a)	(135,054)	(145,600)	(151,212)	(150,117)	(178,543)
Tangible assets (non-GAAP)	$6,329,951	$5,903,772	$6,002,689	$5,900,148	$7,105,305
Total shareholders’ equity	$603,102	$566,125	$518,878	$651,154	$648,676
LESS: Goodwill and intangible assets, net (a)	(135,054)	(145,600)	(151,212)	(150,117)	(178,543)
TARP Funding	—	—	—	(154,000)	(154,000)
ADD: Difference between maximum redemption value of non-controlling interests and value under ARB 51	17,201	14,381	12,578	46,016	43,800
Total adjustments	(117,853)	(131,219)	(138,634)	(258,101)	(288,743)
Tangible Common Equity (non-GAAP)	$485,249	$434,906	$380,244	$393,053	$359,933
Total Equity/Total Assets	9.33%	9.36%	8.43%	10.76%	8.91%
Tangible Common Equity/Tangible Assets (non-GAAP)	7.67%	7.37%	6.33%	6.66%	5.07%
____________

(a)	Includes goodwill and intangible assets of divested affiliates for years 2011 - 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements, the notes thereto, and other statistical information included in this annual report.

Executive Summary
The Company offers a wide range of wealth management services to high net worth individuals, families, businesses and select institutions through its three reportable segments: Private Banking, Investment Management, and Wealth Advisory. This Executive Summary provides an overview of the most significant aspects of our operating segments and the Company’s operations in 2012. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.
Net income attributable to the Company was $53.3 million for the year ended December 31, 2012, compared to net income of $39.1 million in 2011 and a net loss of $11.0 million in 2010. The Company recognized diluted earnings per share of $0.61 for the year ended December 31, 2012, compared to diluted earnings per share of $0.46 in 2011 and diluted loss per share of $0.29 in 2010.
Key items that affected the Company’s 2012 results include:

▪
The Company recorded a credit to the provision for loan losses of $3.3 million for the year ended December 31, 2012, compared to a provision for loan losses of $13.2 million in 2011. The 2012 credit to the provision for loan losses was primarily due to:

•	Reductions in criticized loans;

•	Lower net charge-offs;

•
The transfer of $276.7 million of loans from the Pacific Northwest market to loans held for sale at the loans’ carrying amounts as a result of the announced plans for the Bank to sell its three offices in this market area. As a result of this transfer, a credit of $4.7 million was recorded to the allowance for loan losses; and

•	The transfer from the loan portfolio to loans held for sale at the loans’ carrying amounts, and the subsequent sale, of approximately $108.7 million of residential loans.

•	The above credits to the provision for loan losses were partially offset by loan growth during 2012.

▪
The low interest rate environment continues to affect net interest income. Net interest margin (“NIM”) decreased 3 basis points to 3.22% in 2012 from 3.25% in 2011, after decreasing 5 basis points from 3.30% in 2010. While NIM has declined, net interest income for the year ended December 31, 2012 was $183.3 million, an increase of $4.3 million, or 2%, compared to 2011. The 2012 increase is due to lower average rates paid on the Company’s deposits and borrowings, prepayment penalties, and the increase in volume of the loan portfolio. These factors were partially offset by lower average yields on loans.

▪
Recurring fees and income, which includes investment management and trust fees, wealth advisory fees, other banking fee income, and gain on sale of loans, net, for the year ended December 31, 2012 was $109.4 million, an increase of $2.5 million, or 2%, from 2011. The 2012 increase is due primarily to increases in wealth advisory fees and gains on sale of loans.

▪
The Company recorded total operating expenses of $231.9 million for the year ended December 31, 2012, compared to total operating expenses of $233.9 million in 2011. The 2012 expenses include restructuring charges of $5.9 million primarily related to severance costs for changes made in 2012 to the Company’s management structure at the Bank and Holding Company. In addition, $2.1 million in prepayment penalties were incurred in 2012 related to the prepayment of FHLB borrowings and repurchase agreements. The purpose of these transactions was to actively manage the Company’s cost of funds as the declining yields on interest earning assets continue to compress NIM.

▪
Assets under management and advisory (“AUM”) increased 13% during 2012 due to $0.6 billion of net flows and $1.7 billion of market appreciation. Increases in AUM were experienced in all three segments.

The Company continued to actively manage its balance sheet in 2012 in order to maintain capital, reduce credit and operating risk, and increase profitability. The Company continues to pursue expense reduction opportunities enabled by the improved credit quality profile and the Bank consolidation. The Company’s focus is to continue to actively manage its balance sheet while managing for increased growth across all markets and businesses.

Private Banking
The following table presents a summary of profits/ (losses), revenues and expenses for the Private Banking segment continuing operations for 2012, 2011, and 2010.

	As of and for the year ended December 31,			2012 vs. 2011		2011 vs. 2010
	2012	2011	2010	$ Change	% Change	$ Change	% Change
	(In thousands)
Net interest income	$189,260	$186,006	$190,104	$3,254	2%	$(4,098)	(2)%
Fees and other income:
Investment management and trust fees	23,645	23,553	23,257	92	—%	296	1%
Other income	10,119	15,185	12,827	(5,066)	(33)%	2,358	18%
Total fees and other income	33,764	38,738	36,084	(4,974)	(13)%	2,654	7%
Total revenues	223,024	224,744	226,188	(1,720)	(1)%	(1,444)	(1)%
Provision/ (credit) for loan losses	(3,300)	13,160	87,178	(16,460)	(125)%	(74,018)	(85)%
Operating expenses	145,197	146,322	149,996	(1,125)	(1)%	(3,674)	(2)%
Restructuring expense	4,014	5,446	—	(1,432)	(26)%	5,446	nm
Income/ (loss) before income taxes	77,113	59,816	(10,986)	17,297	29%	70,802	nm
Income tax expense/ (benefit)	25,901	19,697	(10,219)	6,204	31%	29,916	nm
Net income/ (loss) attributable to the Company	$51,212	$40,119	$(767)	$11,093	28%	$40,886	nm
Total loans (1)	$4,813,614	$4,648,759	$4,478,427	$164,855	4%	$170,332	4%
Assets	$6,269,390	$5,843,089	$5,948,100	$426,301	7%	$(105,011)	(2)%
Deposits (2)	$4,955,472	$4,639,169	$4,598,911	$316,303	7%	$40,258	1%
AUM	$3,941,000	$3,571,000	$3,592,000	$370,000	10%	$(21,000)	(1)%
____________
nm - not meaningful

(1)
Loans presented in this table are loans from the Private Banking segment and do not include loans of non-banking affiliates or the Holding Company. Loans presented in this table also do not include loans held for sale.

(2)
Deposits presented in this table do not include intercompany eliminations related to deposits in the Bank from non-banking affiliates or the Holding Company. Deposits presented in this table also do not include deposits held for sale.

The Company’s Private Banking segment reported net income attributable to the Company of $51.2 million in the year ended December 31, 2012, compared to net income attributable to the Company of $40.1 million in 2011 and a net loss attributable to the Company of $0.8 million in 2010. The credit to the provision for loan losses in 2012 and the decrease in the provision for loan losses from 2010 to 2011 are the primary drivers of the increases in net income in 2012 and 2011. The positive effects of the changes in provision/ (credit) for loan losses were partially offset by decreased other income in 2012 and increased restructuring expense in 2011.
During 2012, the Bank implemented a senior executive restructuring of Bank leadership in order to create a more streamlined organization and to refine the Bank’s cost base. To implement the new structure the Bank incurred severance charges of $2.9 million in the year ended December 31, 2012.
AUM increased $0.4 billion, or 10%, to $3.9 billion at December 31, 2012 from $3.6 billion at December 31, 2011, due to both positive net flows and investment performance.
Total loans at the Bank increased $164.9 million, or 4%, to $4.8 billion, or 77% of total assets at the Bank, at December 31, 2012 from $4.6 billion, or 80% of total assets at the Bank, at December 31, 2011. When normalized for loans in the Pacific Northwest region, which were classified as held for sale at December 31, 2012, total loans at the Bank increased 9% in 2012 from $4.4 billion at December 31, 2011. A discussion of the Company’s loan portfolio can be found below in Part II.

Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio and Credit Quality.”
Deposits at the Bank increased $316.3 million, or 7%, to $5.0 billion in 2012 from $4.6 billion in 2011 and 2010. A discussion of the Company’s deposits can be found below in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition.”

Investment Management
The following table presents a summary of profits/ (losses), revenues and expenses for the Investment Management segment continuing operations for 2012, 2011, and 2010.

	As of and for the year ended December 31,			2012 vs. 2011		2011 vs. 2010
	2012	2011	2010	$ Change	% Change	$ Change	% Change
	(In thousands)
Investment management and trust fees	$39,163	$39,803	$36,942	$(640)	(2)%	$2,861	8%
Other income and net interest income	69	73	178	(4)	(5)%	(105)	(59)%
Total revenues	39,232	39,876	37,120	(644)	(2)%	2,756	7%
Operating expenses	31,359	31,181	29,720	178	1%	1,461	5%
Income/ (loss) before income taxes	7,873	8,695	7,400	(822)	(9)%	1,295	18%
Income tax expense/ (benefit)	2,688	2,803	2,682	(115)	(4)%	121	5%
Noncontrolling interests	1,599	1,727	1,383	(128)	(7)%	344	25%
Net income/ (loss) attributable to the Company	$3,586	$4,165	$3,335	$(579)	(14)%	$830	25%
AUM	$8,444,000	$7,594,000	$8,140,000	$850,000	11%	$(546,000)	(7)%
The Company’s Investment Management segment reported net income attributable to the Company of $3.6 million in the year ended December 31, 2012, compared to net income attributable to the Company of $4.2 million in 2011 and $3.3 million in 2010. The $0.6 million, or 14%, decrease in 2012 was primarily due to a decrease in investment management and trust fees and an increase in operating expenses. The decrease in investment management and trust fees while AUM increased was related to timing of the changes in AUM in 2011 and 2012 compared to the timing of client billings.
AUM increased $0.9 billion, or 11%, to $8.4 billion at December 31, 2012 from $7.6 billion at December 31, 2011. In 2012, the increase in AUM was primarily the result of market appreciation of $0.9 billion, partially offset by net outflows.

Wealth Advisory
The following table presents a summary of profits/ (losses), revenues and expenses for the Wealth Advisory segment continuing operations for 2012, 2011, and 2010.

	As of and for the year ended December 31,			2012 vs. 2011		2011 vs. 2010
	2012	2011	2010	$ Change	% Change	$ Change	% Change
	(In thousands)
Wealth advisory fees	$37,659	$34,553	$31,733	$3,106	9%	$2,820	9%
Other income and net interest income	14	27	23	(13)	(48)%	4	17%
Total revenues	37,673	34,580	31,756	3,093	9%	2,824	9%
Operating expenses	28,001	25,193	23,872	2,808	11%	1,321	6%
Income/ (loss) before income taxes	9,672	9,387	7,884	285	3%	1,503	19%
Income tax expense/ (benefit)	3,561	3,439	2,942	122	4%	497	17%
Noncontrolling interests	1,523	1,421	1,203	102	7%	218	18%
Net income/ (loss) attributable to the Company	$4,588	$4,527	$3,739	$61	1%	$788	21%
AUM	$8,052,000	$6,994,000	$6,844,000	$1,058,000	15%	$150,000	2%
The Company’s Wealth Advisory segment reported net income attributable to the Company of $4.6 million in the year ended December 31, 2012, compared to net income attributable to the Company of $4.5 million in 2011 and $3.7 million in 2010. The $0.1 million, or 1%, increase in 2012 was due to increased wealth advisory fee revenue offset by increased salaries and employee benefits expense and increased professional services expense.
AUM increased $1.1 billion, or 15%, to $8.1 billion at December 31, 2012 from $7.0 billion at December 31, 2011, after increasing $150.0 million, or 2%, from $6.8 billion at December 31, 2010. AUM changes for the Wealth Advisors in 2012 were primarily the result of market appreciation of $0.6 billion and net inflows of $0.5 billion.
The Wealth Advisory segment adds fee income to the Company’s revenue base that is more resistant to fluctuations in market conditions in comparison to the Investment Management segment since financial planning fees are typically less correlated to the equity markets.

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
The Company’s allowance is accounted for in accordance with guidance issued by various regulatory agencies, including: the Federal Financial Institutions Examination Council Policy Statement on the Allowance for Loan and Lease Losses (December 2006); SEC Staff Accounting Bulletin No. 102, Selected Loan Loss Methodology and Documentation Issues; the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 310, Receivables (“ASC 310”); and ASC 450, Contingencies.
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
General reserves are calculated for each loan pool consisting of acceptable or pass graded loans segregated by portfolio segment, by applying estimated net loss percentages based upon the Bank’s actual historical net charge-offs and, adjusted as appropriate, on a consistent manner based upon consideration of qualitative factors to arrive at a total loss factor for each portfolio segment. The rationale for qualitative adjustments is to more accurately reflect the current inherent risk of loss in the respective portfolio segments than would be determined through the sole consideration of the Bank’s actual historical net charge-off rates. The numerical factors assigned to each qualitative factor are based upon observable data, if applicable, as well as management’s analysis and judgment. The qualitative factors considered by the Company include:

•	Volume and severity of past due, nonaccrual, and adversely graded loans,

•	Volume and terms of loans,

•	Concentrations of credit,

•	Management’s experience, as well as loan underwriting and loan review policy and procedures,

•	Economic and business conditions impacting the Bank’s loan portfolio, as well as consideration of collateral values, and

•	External factors, including consideration of loss factor trends, competition, and legal and regulatory requirements.
The Bank makes an independent determination of the applicable loss rate for these factors based on relevant local market conditions, credit quality, and portfolio mix. Each quarter, the Bank reviews the loss factors to determine if there have been any changes in its loan portfolio, market conditions, or other risk indicators which would result in a change to the current loss factor.
Allocated reserves on non-impaired special mention and substandard loans reflect management’s assessment of increased risk of losses associated with these types of graded loans. An allocated reserve is assigned to these pools of loans based upon management’s consideration of the credit attributes of individual loans within each pool of loans, including consideration of loan to value ratios, past due status, strength and willingness of the guarantors, and other relevant attributes, including the qualitative factors considered for the general reserve as discussed above. These considerations are determined separately for each type of portfolio segment. The allocated reserves are a multiple of the general reserve for each respective portfolio segments, with a greater multiple for loans with increased risk (i.e., special mention loans versus substandard loans).
A loan (usually a commercial type loan) is considered impaired in accordance with ASC 310 when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured based on the fair value of the loan, expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, impairment may be determined based upon the observable market price of the loan, or the fair value of the collateral, less estimated costs to sell, if the loan is “collateral dependent.” For collateral dependent loans, appraisals are generally used to determine the fair value. Generally real estate appraisals are updated every 12 to 18 months or sooner, if deemed necessary during periods of declining values, if a loan continues to be impaired. Appraised values are generally discounted for factors such as the Bank’s intention to liquidate the property quickly in a foreclosure sale or the date when the appraisal was performed if the Bank believes that collateral values have declined since the date the appraisal was done. The Bank may use a broker opinion of value in addition to an appraisal to validate the appraised value. In certain instances, the Bank may use broker opinions of value while an appraisal is being prepared due to the time constraint generally in obtaining new appraisals.
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
Valuation of Goodwill/Intangible Assets and Analysis for Impairment
The Company allocates the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Other intangible assets identified in acquisitions generally consist of advisory contracts, core deposit intangibles, and non-compete agreements. The value attributed to advisory contracts is based on the time period over which they are expected to generate economic benefits. The advisory contracts are generally amortized over 8-15 years depending on the contract. Core deposit intangibles are valued based on the expected longevity of the core deposit accounts and the expected cost savings associated with the use of the existing core deposit base rather than alternative funding sources. The core deposit intangibles are generally amortized, on an accelerated basis, over a period of 10-12 years. The Company currently has no core deposit intangibles. Non-compete agreements are valued based on the expected receipt of future economic benefits protected by clauses in the non-compete agreements that restrict competitive behavior. Non-compete agreements are amortized over the life of the agreement, generally seven years.
Other intangible assets with definite lives are tested for impairment at the reporting unit level at least annually in the fourth quarter or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. The Company tests other intangible assets with definite lives for impairment by comparing the carrying amount to the sum of the net undiscounted cash flows expected to be generated by the asset whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the carrying amount of the asset exceeds its net undiscounted cash flows, then an impairment loss is recognized for the amount by which the carrying amount exceeds its fair value, determined based upon the discounted value of the expected cash flows generated by the asset. The intangible impairment test is performed at the reporting unit level, and each affiliate is considered a reporting unit for goodwill and intangible impairment testing purposes, if applicable. Intangible assets with an indefinite useful economic life are not amortized, but are subject to impairment testing at the reporting unit on an annual basis, or when events or changes in circumstances indicate that the carrying amounts are impaired.
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
The first step (“Step 1”) of impairment testing requires a comparison of each reporting unit’s fair value to its carrying value to identify potential impairment. The reporting units fall under one of the three segments: Private Banking, Investment Management, and Wealth Advisory.
For the Private Banking segment, the Company utilizes a market approach to determine fair value. For the market approach, earnings and market capitalization multiples of comparable public companies are selected and applied to the Private Banking reporting unit’s applicable metrics.
For the Investment Management and Wealth Advisory segments, the Company utilizes both the income and market approaches to determine fair value. The income approach is primarily based on discounted cash flows derived from assumptions of income statement activity. For the market approach, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and revenue multiples of comparable companies are selected and applied to the financial services reporting unit’s applicable metrics.

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
Management considered the following items in evaluating the need for a valuation allowance:

▪	Cumulative pre-tax income, as adjusted for permanent book-to-tax differences, during the 2010 through 2012 period.

▪	Deferred tax assets are expected to reverse in periods when there will be taxable income.

▪	The Company projects sufficient future taxable income to be generated by operations during the available carryforward period.

▪	Certain tax planning strategies are available, such as reducing investments in tax-exempt securities.

▪	The Company has not had any operating loss or tax credit carry-overs expiring unused in recent years.
The Company believes that it is more likely than not that the net deferred tax asset will be realized based primarily on the generation of future taxable income, as well as the ability to carry back current taxable income. The net deferred tax asset at December 31, 2012 and 2011 is net of a valuation allowance for capital losses. Capital losses are deductible to the extent of offsetting capital gains and the Company does not anticipate that it will generate capital gains in future periods. Therefore, the Company has recorded a valuation allowance on capital losses in excess of capital gains as of December 31, 2012 and 2011.

Results of Operations
Comparison of Years Ended December 31, 2012, 2011 and 2010
Net Income/ (Loss). The Company recorded net income from continuing operations for the year ended December 31, 2012 of $48.8 million, compared to net income of $36.1 million and a loss of $12.1 million in 2011 and 2010, respectively. Net income attributable to the Company, which includes income/ (loss) from both continuing and discontinued operations, for the year ended December 31, 2012 was $53.3 million, compared to income of $39.1 million and a loss of $11.0 million in 2011 and 2010, respectively.
The Company recognized diluted earnings per share from continuing operations for the ended December 31, 2012 of $0.52 per share, compared to earnings of $0.39 per share and a loss of $0.34 per share in 2011 and 2010, respectively. Diluted earnings per share attributable to common shareholders, which includes both continuing and discontinued operations, for the year ended December 31, 2012 was $0.61 per share, compared to earnings of $0.46 per share and a loss of $0.29 per share in 2011 and 2010, respectively. Net income/ (loss) from continuing operations in 2012, 2011 and 2010 was offset by charges that reduce income available to common shareholders. See Part II. Item 8. “Financial Statements and Supplementary

Data—Note 16: Earnings Per Share” for further detail on the charges made to arrive at income attributable to the common shareholder.
The Company’s 2012 earnings were positively impacted by the credit to the provision for loan losses, an increase in wealth advisory fee revenue, lower interest expense and lower operating expenses. These changes were partially offset by lower interest income and lower gains on sale of OREO.
The Company’s 2011 earnings were positively impacted by improving asset quality, as seen in the lower provision for loan losses, improved performance in the fee-based businesses, and improved Holding Company performance. These improvements were partially offset by restructuring expenses due to the merger of the Bank and a decrease in net interest margin due to the interest rate environment.
The Company’s 2010 earnings were adversely impacted by the provision for loan losses of $87.2 million and increased operating expenses associated with managing a large portfolio of problematic loans, as well as increased salaries and employee benefits expense, primarily associated with executive transition charges.
The following discussions are based on the Company’s continuing operations, unless otherwise stated.
The following table presents selected financial highlights:

	Year ended December 31,			2012 vs. 2011		2011 vs. 2010
	2012	2011	2010	$ Change	%	$ Change	%
	(In thousands)
Net interest income	$183,276	$178,954	$180,760	$4,322	2%	$(1,806)	(1)%
Provision/ (credit) for loan losses	(3,300)	13,160	87,178	(16,460)	nm	(74,018)	(85)%
Fees and other income:
Investment management and trust fees	62,808	63,356	60,199	(548)	(1)%	3,157	5%
Wealth advisory fees	37,659	34,553	31,733	3,106	9%	2,820	9%
Other banking fee income	5,664	6,503	6,869	(839)	(13)%	(366)	(5)%
Gain on sale of loans, net	3,225	2,489	5,249	736	30%	(2,760)	(53)%
Other income	5,006	11,540	1,578	(6,534)	(57)%	9,962	nm
Total fees and other income	114,362	118,441	105,628	(4,079)	(3)%	12,813	12%
Expenses:
Operating expenses	225,939	225,799	230,828	140	—%	(5,029)	(2)%
Restructuring expense	5,911	8,055	—	(2,144)	(27)%	8,055	nm
Total operating expenses	231,850	233,854	230,828	(2,004)	(1)%	3,026	1%
Income/ (loss) before income taxes	69,088	50,381	(31,618)	18,707	37%	81,999	nm
Income tax expense/ (benefit)	20,330	14,280	(19,491)	6,050	42%	33,771	nm
Net income/ (loss) from continuing operations	48,758	36,101	(12,127)	12,657	35%	48,228	nm
Net income from discontinued operations	7,635	6,184	3,743	1,451	23%	2,441	65%
Less: Net income attributable to noncontrolling interests	3,122	3,148	2,586	(26)	(1)%	562	22%
Net income/ (loss) attributable to the Company	$53,271	$39,137	$(10,970)	$14,134	36%	$50,107	nm
________________
nm - not meaningful

Net Interest Income and Margin
Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference between the average rate earned on total interest-earning assets and the average rate paid on total interest-bearing liabilities. Net interest margin (“NIM”) is the amount of net interest income, on a fully taxable-equivalent (“FTE”) basis, expressed as a percentage of average interest-earning assets. The average rate earned on earning assets is the amount of annualized taxable equivalent interest income expressed as a percentage of average earning assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities. When credit quality declines and loans are placed on nonaccrual status, NIM can decrease because the same assets are earning less income. Loans that are graded substandard but are still accruing interest income of $90.1 million at December 31, 2012 could be placed on nonaccrual status if their credit quality declines further.
Net interest income for the year ended December 31, 2012 was $183.3 million, an increase of $4.3 million, or 2%, compared to 2011, after a decrease of $1.8 million, or 1%, from 2010 to 2011. The increase for the year is due to recovery of nonaccrual interest income, prepayment penalties, increase in volume of the loan portfolio and lower average rates paid on the Company’s deposits and borrowings. These factors were partially offset by lower average yields on loans. The NIM was 3.22%, 3.25%, and 3.30% for the years ended December 31, 2012, 2011, and 2010, respectively.
The following tables present the composition of the Company’s NIM on a FTE basis for the years ended December 31, 2012, 2011, and 2010; however, the discussion following these tables reflects non-FTE data.

	Year Ended December 31,
(In Thousands)	Average Balance			Interest Income/ Expense (3)			Average Yield/ Rate (3)
AVERAGE BALANCE SHEET:	2012	2011	2010	2012	2011	2010	2012	2011	2010
AVERAGE ASSETS	(In thousands)
Interest-Earning Assets:
Cash and Investments (1):
Taxable investment securities	$297,646	$377,812	$290,677	$3,875	$5,561	$6,126	1.30%	1.47%	2.11%
Non-taxable investment securities (2)	192,913	191,513	194,119	5,038	5,764	7,827	2.61%	3.01%	4.04%
Mortgage-backed securities	266,114	236,435	237,540	6,186	7,297	8,086	2.32%	3.09%	3.40%
Federal funds sold and other	239,371	446,953	530,741	719	1,069	1,306	0.30%	0.24%	0.25%
Total Cash and Investments	996,044	1,252,713	1,253,077	15,818	19,691	23,345	1.59%	1.57%	1.86%
Loans: (3)
Commercial and Construction (2)	2,706,444	2,399,402	2,567,009	134,755	130,441	144,402	4.98%	5.44%	5.63%
Residential	1,962,192	1,761,736	1,595,056	71,664	75,071	76,940	3.65%	4.26%	4.82%
Home Equity and Other Consumer	290,680	312,507	286,044	9,435	11,697	12,532	3.25%	3.74%	4.38%
Total Loans	4,959,316	4,473,645	4,448,109	215,854	217,209	233,874	4.35%	4.86%	5.26%
Total Earning Assets	5,955,360	5,726,358	5,701,186	231,672	236,900	257,219	3.89%	4.14%	4.51%
Less: Allowance for Loan Losses	97,094	100,483	81,393
Cash and due from Banks (non-interest bearing)	56,022	58,349	30,375
Other Assets (4)	424,278	417,893	488,860
TOTAL AVERAGE ASSETS	$6,338,566	$6,102,117	$6,139,028
AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits (5):
Savings and NOW	$500,084	$517,659	$555,244	$827	$1,375	$2,029	0.17%	0.27%	0.37%
Money Market	2,189,344	1,898,999	1,701,772	8,777	10,524	15,223	0.40%	0.55%	0.89%
Certificates of Deposits	810,590	1,027,347	1,316,818	8,036	12,580	19,518	0.99%	1.22%	1.48%
Total Deposits	3,500,018	3,444,005	3,573,834	17,640	24,479	36,770	0.50%	0.71%	1.03%
Junior Subordinated Debentures	167,786	190,473	193,645	6,258	7,434	10,028	3.73%	3.90%	5.18%
FHLB Borrowings and Other	663,165	656,772	648,226	16,114	18,875	22,414	2.43%	2.87%	3.46%
Total Interest-Bearing Liabilities	4,330,969	4,291,250	4,415,705	40,012	50,788	69,212	0.92%	1.18%	1.57%
Noninterest Bearing Demand Deposits	1,304,514	1,141,563	1,025,431
Payables and Other Liabilities (4)	103,271	109,970	104,836
Total Average Liabilities	5,738,754	5,542,783	5,545,972
Redeemable Noncontrolling Interests	19,822	21,018	20,175
Average Shareholders’ Equity	579,990	538,316	572,881
TOTAL AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY	$6,338,566	$6,102,117	$6,139,028
Net Interest Income - on a FTE Basis				$191,660	$186,112	$188,007
FTE Adjustment (2)				8,384	7,158	7,247
Net Interest Income (GAAP Basis)				$183,276	$178,954	$180,760
Interest Rate Spread							2.97%	2.96%	2.94%
Net Interest Margin							3.22%	3.25%	3.30%
________________________

(1)	Investments classified as available for sale are shown in the average balance sheet at amortized cost.

(2)	Interest income on non-taxable investments and loans is presented on a FTE basis using statutory rates. The discussion following these tables reflects non-FTE data, except where noted.

(3)	Includes loans held for sale and nonaccrual loans.

(4)	Includes assets and liabilities of discontinued operations, if any.

(5)	Includes deposits held for sale.

Rate/Volume Analysis
The following table describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volumes (changes in average balance multiplied by prior year average rate) and (ii) changes attributable to changes in rate (change in average interest rate multiplied by prior year average balance), while (iii) changes attributable to the combined impact of volumes and rates have been allocated proportionately to separate volume and rate categories. Changes in rate are presented on a non-FTE basis in the table below.

	2012 vs. 2011			2011 vs. 2010
	Change Due To			Change Due To
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Interest income on interest-earning assets:
Cash and investments (1)	$(77)	$(3,610)	$(3,687)	$(2,940)	$(6)	$(2,946)
Loans:
Commercial and construction (1)	(12,266)	15,168	2,902	(5,681)	(8,899)	(14,580)
Residential mortgage	(11,408)	8,001	(3,407)	(9,466)	7,597	(1,869)
Home equity and other consumer loans	(1,483)	(779)	(2,262)	(1,928)	1,093	(835)
Total interest income	(25,234)	18,780	(6,454)	(20,015)	(215)	(20,230)
Interest expense on interest-bearing liabilities:
Deposits:
Savings and NOW	$(502)	$(46)	$(548)	$(525)	$(129)	$(654)
Money market	(3,198)	1,451	(1,747)	(6,306)	1,607	(4,699)
Certificates of deposit	(2,155)	(2,389)	(4,544)	(3,064)	(3,874)	(6,938)
Borrowed funds	(3,439)	(498)	(3,937)	(6,339)	206	(6,133)
Total interest expense	(9,294)	(1,482)	(10,776)	(16,234)	(2,190)	(18,424)
Net interest income	$(15,940)	$20,262	$4,322	$(3,781)	$1,975	$(1,806)
____________

(1)	Interest income on non-taxable investments and loans is presented on a non-FTE basis in this Rate-Volume table. The discussion following this table also reflects non-FTE data, except where noted.
Net Interest Income. Net interest income increased 2% from 2011 to 2012, after decreasing 1% from 2010 to 2011. The increase in 2012 was primarily due to lower interest expense due to lower rates and volume. The decline in net interest income in 2011 is primarily due to the low interest rate environment which has compressed the Company’s net interest margin, the mix of the loan portfolio to lower risk and lower rate residential loans, and lower loan growth than in recent years. These changes are discussed in more detail below.
The Company’s net interest margin, on a FTE basis, decreased 3 basis points to 3.22% in 2012 from 3.25% in 2011, after decreasing 5 basis points in 2011 from 3.30% in 2010. The decrease in the Company’s net interest margin in 2012 and 2011 is primarily related to the lower interest rates earned on loans and investments as borrowers refinance at lower current market rates and maturing investments are reinvested at lower current market rates as well as the mix in the loan portfolio. Due to the already low market rates on deposits and borrowings, the decline in interest rates on loans and investments cannot be completely offset by lower cost of funds.
Interest and Dividend Income. Interest and dividend income for the year ended December 31, 2012 was $223.3 million, a decrease of $6.5 million, or 3%, compared to 2011, after a decrease of $20.2 million, or 8%, in 2011 from 2010. The decreases are primarily due to lower loan yields in both 2012 and 2011, partially offset in 2012 by increased loan volume. Included in interest and dividend income is the amortization of loan fees, (net of deferred costs), of $(0.2) million, $(0.5) million, and $(0.4) million for the years ended December 31, 2012, 2011, and 2010, respectively.
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
Interest income on commercial loans (including construction loans), on a non-FTE basis, for the year ended December 31, 2012 was $128.2 million, an increase of $2.9 million, or 2%, compared to 2011, after decreasing $14.6 million, or 10%, in 2011 from 2010. The 2012 increase is primarily the result of a 13% increase in average balance, partially offset by a 48 basis point decrease in average yield. The 2011 decrease is primarily the result of a 7% decrease in average balance and a 23 basis point decrease in average yield. The 2012 increase in the average balance is related to the organic growth of the commercial loan portfolio at the Bank, as discussed below in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio and Credit Quality.” The 2012 decrease in the average yield is the result of market conditions leading to lower rates due to competition for higher quality loans and lower client demand. The 2011 decrease in the average balance of commercial and construction loans is primarily the result of lower demand for commercial loans due to economic conditions and the competition for high quality new commercial loans. In addition, in 2011, the Bank reduced the amount of new construction and land loan originations and focused more on residential loans. The 2011 decrease in the average yields on commercial loans is the result of market conditions leading to lower rates due to the competition for high quality loans and lower client demand.
Interest income on residential mortgage loans for the year ended December 31, 2012 was $71.7 million, a decrease of $3.4 million, or 5%, compared to 2011, after decreasing $1.9 million, or 2%, in 2011 from 2010. The 2012 decrease is primarily the result of a 61 basis point decrease in average yield, partially offset by an 11% increase in average balance. The 2011 decrease is primarily the result of a 56 basis point decrease in average yield, partially offset by a 10% increase in average balance. The 2012 and 2011 decreases in the average yields are primarily due to adjustable rate mortgage (“ARM”) loans repricing to lower rates, clients refinancing into lower rates and new loan originations at historically low rates. The decline in U.S. Treasury yields and LIBOR, the indexes to which the ARMs are typically linked, has decreased the yields on these mortgage loans. The 2012 and 2011 increases in the average balances are due to the organic growth of the residential loan portfolio at the Bank.
Interest income on home equity and other consumer loans for the year ended December 31, 2012 was $9.4 million, a decrease of $2.3 million, or 19%, compared to 2011, after decreasing $0.8 million, or 7%, in 2011 from 2010. The 2012 decrease is primarily the result of a 49 basis point decrease in average yield and a 7% decrease in average balance. The 2011 decrease is primarily the result of a 64 basis point decrease in average yield, partially offset by a 9% increase in average balance. The 2012 and 2011 decreases in average yield are primarily due to lower market rates on consumer loans. The 2012 and 2011 decrease and increase, respectively, in average balances are primarily due to changes in average balances in consumer loans, which typically vary depending on client demand.
Investment income, on a non-FTE basis, for the year ended December 31, 2012 was $14.0 million, a decrease of $3.7 million, or 21%, compared to 2011, after decreasing $2.9 million, or 14%, in 2011 from 2010. The 2012 decrease is primarily the result of a 20% decrease in average balance, while the average yield remained flat. The 2011 decrease is primarily the result of a 24 basis point decrease in average yield, with no change in average balance. The decrease in the average balance in 2012 is primarily due to timing and volume of deposit balances as compared to the level of loans outstanding. The decline in the average yields in 2011 is primarily due to lower yields on short-term liquid investments such as U.S. Treasury and Agency securities as well as longer term mortgage-backed securities and municipals. Investment decisions are made based on anticipated liquidity, loan demand, and asset-liability management considerations.
Interest expense. Interest expense on deposits and borrowings for the year ended December 31, 2012 was $40.0 million, a decrease of $10.8 million, or 21%, compared to 2011, after decreasing $18.4 million, or 27%, in 2011 from 2010.
Interest expense on deposits for the year ended December 31, 2012 was $17.6 million, a decrease of $6.8 million, or 28%, compared to 2011, after decreasing $12.3 million, or 33%, in 2011 from 2010. The 2012 decrease is primarily the result of a 21 basis point decrease in average rate, partially offset by a 2% increase in average balance. The 2011 decrease is primarily the result of a 32 basis point decrease in average rate and a 4% decrease in average balance. While 2012 and 2011 average rates declined in all three categories of deposits, the average balance increase was only experienced in money market accounts whereas savings accounts and certificates of deposit experienced decreases in average balance. The 2012 and 2011 decreases in the average rates paid are primarily due to the Bank’s ability to lower interest rates on money market accounts and certificates of deposit due to the low interest rate environment.

Interest paid on borrowings for the year ended December 31, 2012 was $22.4 million, a decrease of $3.9 million, or 15%, compared to 2011, after decreasing $6.1 million, or 19%, in 2011 from 2010. The 2012 decrease is primarily the result of a 42 basis point decrease in average rate as well as a 2% decrease in average balance. The 2011 decrease is primarily the result of a 74 basis point decrease in average rate, partially offset by a 1% increase in average balance. The 2012 and 2011 decreases in the average rate paid are primarily due to the higher-rate FHLB borrowings maturing and being replaced with current lower rates, and the repurchase of a portion of the Company’s junior subordinated debt.

Provision/ (credit) for loan losses. For the year ended December 31, 2012, the provision/ (credit) for loan losses was a credit of $3.3 million, compared to provisions of $13.2 million and $87.2 million in 2011 and 2010, respectively. The 2012 credit to the provision for loan losses was primarily due to reductions in criticized loans; lower loan charge-offs, net of recoveries, of $8.9 million; the fourth quarter 2012 sale of approximately $109.9 million of residential loans; and the fourth quarter announcement of the Pacific Northwest transaction. These reductions were partially offset by 2012 loan growth. In December 2012, the Bank announced plans to sell its three offices in the Pacific Northwest market, and $276.7 million in loans related to those offices were classified as held for sale as of December 31, 2012. As a result of this transfer to held for sale at the loans’ carrying amounts, a credit of $4.7 million was recorded to the allowance for loan losses. The decline in the 2011 provision from 2010 reflected the improved asset quality during 2011, lower charge-offs, the change in mix in the loan portfolio toward more residential loans, and lower loan growth. The loan loss provision was elevated in 2010 due to the adverse credit issues experienced primarily in the San Francisco Bay market.
The provision/ (credit) for loan losses is determined as a result of the required level of the allowance for loan losses, estimated by management, which reflects the inherent risk of loss in the loan portfolio as of the balance sheet dates. The factors used by management to determine the level of the allowance for loan losses include the trends in problem loans, economic and business conditions, strength of management, real estate collateral values, and underwriting standards. For further details, see Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio and Credit Quality” below.
Fees and other income. For the year ended December 31, 2012, fees and other income was $114.4 million, a decrease of $4.1 million, or 3%, compared to 2011, after an increase of $12.8 million, or 12%, from 2010 to 2011. The 2012 decrease is primarily due to lower level of gains recognized in 2012 compared to 2011 from the sale of OREO and the repurchase of debt, and decreases in investment management and trust fees and other income, partially offset by the increase in wealth advisory fees and in gains on sale of loans. The 2011 increase is attributable to increases in investment management and wealth advisory fees, the 2011 gain on the repurchase of debt, and gain on sale of OREO.
Investment management and trust fee income for the year ended December 31, 2012 was $62.8 million, a decrease of $0.5 million, or 1%, compared to 2011. AUM at the Bank and Investment Managers increased $1.2 billion, or 11%, in the past twelve months to $12.4 billion at December 31, 2012. $1.0 billion of the increase is due to market, with the remaining $0.2 billion due to positive net flows. Investment management and trust fees from the Bank and Investment Managers are typically calculated based on a percentage of AUM. Changes in revenue generally lag behind changes in AUM. The decrease in investment management and trust fees while AUM increased was related to timing of the changes in AUM in 2011 and 2012 compared to the timing of client billings. The AUM decreases in the second half of 2011 negatively impacted revenue in the first two quarters of 2012.
Wealth advisory fee income for the year ended December 31, 2012 was $37.7 million, an increase of $3.1 million, or 9%, compared to 2011, after an increase of $2.8 million, or 9% from 2010 to 2011. AUM as of December 31, 2012, managed by the Wealth Advisors was $8.1 billion, an increase of $1.1 billion, or 15%, compared to December 31, 2011. AUM changes for the Wealth Advisors in 2012 were primarily the result of market appreciation of $0.6 billion and net inflows of $0.5 billion. AUM changes for the Wealth Advisors in 2011 were primarily the result of net inflows of $0.2 billion, partially offset by market depreciation of $0.1 billion.
Gain on sale of loans for the year ended December 31, 2012 was $3.2 million, an increase of $0.7 million, or 30%, compared to 2011, after decreasing $2.8 million, or 53%, from 2010 to 2011. During 2012, in addition to its regular practice of originating certain loans with the intent of immediately selling them, the Company sold $108.7 million of residential loans from its loan portfolio, recognizing a $0.9 million gain on sale. The 2011 decrease is attributable to the larger than normal gain on sale of loans in 2010 related to the sale of a special portfolio of non-strategic loans.
Gain on repurchase of debt for the year ended December 31, 2012 was $3.4 million, a decrease of $0.8 million, or 19%, compared to 2011, while there was no gain on repurchase of debt in 2010. During 2012, the Company repurchased $38.4 million of its junior subordinated debt, compared to the repurchase of $11.6 million in 2011. The weighted-average discount on the repurchases was 12.1% in 2012 compared to 39.7% in 2011. The Company did not repurchase any debt during 2010. The Company used available cash on hand to repurchase the securities.

Gain/ (loss) on sale of OREO for the year ended December 31, 2012 was a gain of $0.8 million, a decrease of $4.5 million, or 84%, compared to 2011, after an $8.2 million increase from the loss on sale of OREO in 2010 to the gain in 2011. OREO properties are recorded at the lower of the recorded investment in the loan at the time of acquisition or the fair value, as established by a current appraisal, comparable sales, and other estimates of value obtained principally from independent sources, less estimated costs to sell. The 2011 net gain was due to net gains on sales of OREO properties of $6.5 million, partially offset by $1.1 million in valuation allowances taken on properties in OREO during the year. In 2011, the Bank was able to sell the majority of the OREO properties at gains compared to the carrying values as a result of the stabilization of real estate values, waiting for buyers at fair value versus selling quickly in a liquidation sale at distressed prices, and in some cases increasing the value of properties by locating tenants for the unleased space. As credit quality of the overall loan portfolio improves, fewer properties move into OREO upon foreclosure.
Total Operating Expense. Total operating expense for the year ended December 31, 2012 was $231.9 million, a decrease of $2.0 million, or 1%, compared to 2011, after an increase of $3.0 million, or 1%, from 2010 to 2011. Included in operating expense are restructuring expenses of $5.9 million for the year ended December 31, 2012, compared to $8.1 million in 2011. Excluding the restructuring, operating expense for the year ended December 31, 2012 was flat when compared to 2011, after a decrease of $5.0 million, or 2%, from 2010 to 2011.
Salaries and employee benefits expense, the largest component of operating expense, for the year ended December 31, 2012 was $143.9 million, an increase of $1.0 million, or 1%, compared to 2011, after an increase of $3.8 million, or 3%, from 2010 to 2011. The increase in 2012 is primarily due to increased sales personnel and performance- and commission-based compensation, partially offset by efficiencies resulting from the Bank merger. The increase in 2011 is primarily due to increased variable compensation related to the attainment of performance targets, and increases in equity compensation.
Professional services expense for the year ended December 31, 2012 was $13.1 million, a decrease of $3.7 million, or 22%, compared to the same period in 2011 after a decrease of $2.5 million, or 13%, from 2010 to 2011. The decreases in 2012 and 2011 were primarily due to decreases in legal services for general corporate and loan workout matters, as well as decreases in 2012 director and audit fees as a result of the Bank merger.
Occupancy and equipment expense for the year ended December 31, 2012 was $30.8 million, an increase of $1.1 million, or 4%, compared to 2011, after an increase of $2.3 million, or 8%, from 2010 to 2011. The increases in 2012 and 2011 are primarily related to new offices opened by the Bank in the past two years as well as a new office opened in 2011 by KLS in California.
FDIC insurance expense for the year ended December 31, 2012 was $4.0 million, a decrease of $2.2 million, or 35%, compared to 2011, after a decrease of $2.5 million, or 29%, in 2011 from 2010. The decreases in 2012 and 2011 are primarily due to the consolidation of the Bank charters and the change in the FDIC’s assessment rate methodology, which was effective April 1, 2011, and a lower assessment rate in 2012. The current FDIC insurance rates depend on a combination of CAMELs component ratings, profitability, credit quality, and the Tier I leverage ratio. See Part I. Item 1. “Business -Supervision and Regulation - Regulation of the Bank” for further detail.
Other expense for the year ended December 31, 2012 was $17.0 million, an increase of $3.0 million, or 21%, compared to 2011, after a decrease of $5.4 million, or 28%, from 2010 to 2011. The 2012 increase is primarily due to $2.1 million in prepayment penalties recognized in 2012 and the 2011 credit to the provision for off balance sheet loan commitments of $1.6 million. The Company prepaid certain repurchase agreements and FHLB borrowings in 2012 in order to manage its cost of funds as the declining yields on interest earning assets continue to compress NIM. The 2011 decrease was primarily due to the 2011 credit to the provision for off balance sheet loan commitments of $1.6 million and the 2010 legal settlement costs of $2.5 million.
Income Tax Expense/ (Benefit). Income tax expense/ (benefit) for continuing operations for the year ended December 31, 2012 was an expense of $20.3 million. The effective tax rate for continuing operations for the year ended December 31, 2012 was 29.4%, compared to effective tax rates of 28.3% and 61.7% in 2011 and 2010, respectively. The effective tax rate and expense for 2012, 2011, and 2010 are not consistent primarily due to earnings from tax-exempt investments, non-deductible compensation, state and local taxes, income tax credits and income attributable to noncontrolling interest. These factors each have a different impact on the effective tax rate due primarily to the variable levels of income or loss before taxes in years 2012, 2011, and 2010. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 17: Income Taxes” for further detail.
Net Income/ (Loss) from Discontinued Operations. Net income/ (loss) from discontinued operations for the year ended December 31, 2012, was $7.6 million, an increase of $1.5 million, or 23%, compared to 2011, after an increase of $2.4 million, or 65%, from 2010 to 2011. The 2012 increase is primarily due to additional revenue received from affiliates divested in 2012 and in 2009 as part of the negotiated sale agreements. The 2011 increase is primarily due to a full year of revenue recognized in 2011, as compared to 2010 when the first continuing payments from the 2009 sales were not recognized until the second quarter of 2010 due to contractual holdback periods.

Financial Condition

Condensed Consolidated Balance Sheets and Discussion

	December 31,		$ Change	% Change
	2012	2011
	(In thousands)
Assets:
Total cash and investments	$1,050,025	$1,091,564	$(41,539)	(4)%
Loans held for sale	308,390	12,069	296,321	nm
Total loans	4,814,136	4,651,228	162,908	4%
Less: allowance for loan losses	84,057	96,114	(12,057)	(13)%
Net loans	4,730,079	4,555,114	174,965	4%
Goodwill and intangible assets	135,054	138,749	(3,695)	(3)%
Other assets	241,457	251,876	(10,419)	(4)%
Total assets	$6,465,005	$6,049,372	$415,633	7%
Liabilities and Equity:
Deposits	$4,885,059	$4,530,411	$354,648	8%
Deposits held for sale	194,084	—	194,084	nm
Total borrowings	668,087	834,671	(166,584)	(20)%
Other liabilities	95,386	96,474	(1,088)	(1)%
Total liabilities	5,842,616	5,461,556	381,060	7%
Redeemable noncontrolling interests	19,287	21,691	(2,404)	(11)%
Total shareholders’ equity	603,102	566,125	36,977	7%
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$6,465,005	$6,049,372	$415,633	7%
____________
nm - not meaningful
Total Assets. Total assets increased $415.6 million, or 7%, to $6.5 billion at December 31, 2012 from $6.0 billion at December 31, 2011. This increase was due to increases in loans and deposits, slightly offset by decreases in cash and investments and borrowings.
Cash and Investments. Total cash and investments (consisting of cash and cash equivalents, investment securities, and stock in the FHLBs) decreased $41.5 million, or 4%, to $1.1 billion, or 16% of total assets at December 31, 2012 from $1.1 billion, or 18% of total assets at December 31, 2011. The decrease was due to the $145.2 million, or 17%, decrease in investment securities, partially offset by the $105.4 million, or 52%, increase in cash and cash equivalents. The changes in cash and investments are the net result of short-term fluctuations in liquidity due to changes in levels of deposits, borrowings and loans outstanding.
The majority of the investments held by the Company are held by the Bank. The Bank’s investment policy requires management to maintain a portfolio of securities which will provide liquidity necessary to facilitate funding of loans, to cover deposit fluctuations, and to mitigate the Bank’s overall balance sheet exposure to interest rate risk, while at the same time earning a satisfactory return on the funds invested. The securities in which the Bank may invest are subject to regulation and are generally limited to securities that are considered “investment grade.”
Investment maturities, principal payments, and sales of the Company’s available for sale securities provided $0.5 billion of cash proceeds during the year ended December 31, 2012, which was used to purchase new investments or fund a portion of loan growth. The timing of sales and reinvestments is based on various factors, including management’s evaluation of interest rate trends, credit risk, and the Company’s liquidity. The sale of investments resulted in a recognized net gain for the year ended December 31, 2012 of $0.9 million, due primarily to changes in interest rates, the majority of which were previously recorded in unrealized gains within other comprehensive income. The Company’s available for sale investment portfolio carried a total of $9.9 million of unrealized gains and $1.1 million of unrealized losses at December 31, 2012, compared to $11.7 million of unrealized gains and $0.6 million of unrealized losses at December 31, 2011. For information regarding the weighted average yield and maturity of investments, see Part II. Item 8. “Financial Statements and Supplementary Data—Note 4: Investment Securities.”

No impairment losses were recognized through earnings related to available for sale securities during the year ended December 31, 2012 and 2011. The amount of investment securities in an unrealized loss position greater than 12 months as well as the total amount of unrealized losses was not significant and was primarily due to movements in interest rates since the securities were purchased. At December 31, 2012, the Company had no intent to sell any securities in an unrealized loss position at December 31, 2012 and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized losses.
The following table summarizes the Company’s carrying value (fair value) of available for sale investments and carrying value (amortized cost) of held to maturity investments at the dates indicated:

	December 31,
	2012	2011	2010
	(In thousands)
Available for sale:
U.S. government and agencies	$2,753	$4,602	$81,402
Government-sponsored entities	155,002	379,423	263,599
Corporate bonds	—	4,912	18,816
Municipal bonds	210,984	200,675	194,048
Mortgage-backed securities (1)	317,927	254,344	234,257
Other	12,634	540	3,316
Total available for sale	$699,300	$844,496	$795,438
Held to maturity:
U.S. government and agencies	$—	$—	$—
Government-sponsored entities	—	—	—
Other	—	—	500
Total held to maturity	$—	$—	$500
______________________

(1)	All mortgage-backed securities are guaranteed by U.S. government agencies or Government-sponsored entities.
Loans held for sale. Loans held for sale increased $296.3 million to $308.4 million at December 31, 2012 from $12.1 million at December 31, 2011. Within loans held for sale on the consolidated balance sheet, $276.7 million of the balance at December 31, 2012 relates to the announced sale of the three Pacific Northwest offices. Excluding the loans held for sale related to the Pacific Northwest transaction, loans held for sale increased $19.6 million from 2011 to 2012. The balance of loans held for sale is usually related to the timing and volume of residential loans originated for sale and the ultimate sale transaction which is typically executed within a short-time following the loan origination. Additionally, during 2012 the Bank sold $108.7 million of residential loans that had been held in the loan portfolio. The decision to sell these residential loans was made to improve the Bank’s liquidity and capital position as well as to give the Bank additional flexibility for more profitable and strategic future lending opportunities.
Goodwill and intangible assets, net. Goodwill and intangible assets decreased $3.7 million, or 3%, to $135.1 million at December 31, 2012 from $138.7 million at December 31, 2011. The decrease is due primarily to the amortization of intangible assets, partially offset by additional mortgage servicing rights added during 2012. The Company tests goodwill for impairment on an annual basis and between annual dates if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value, in accordance with ASC 350, Intangibles-Goodwill and Other. Management performed its annual goodwill impairment testing in the fourth quarter of 2012 and concluded at December 31, 2012 that there was no impairment, nor were there any triggering events during the year ended December 31, 2012.
Other. Other assets, consisting of OREO, premises and equipment, fees receivable, accrued interest receivable, deferred income taxes, net, other assets, and assets of discontinued operations if any, decreased $10.4 million, or 4%, to $241.5 million at December 31, 2012 from $251.9 million at December 31, 2011. The decrease is primarily due to the sale of DTC, the assets of which were included in discontinued operations at December 31, 2011, and decreases in deferred income taxes, net, premises and equipment, and OREO, partially offset by increases in other assets.
OREO decreased $1.5 million, or 29%, to $3.6 million at December 31, 2012 from $5.1 million at December 31, 2011. The decrease is primarily due to sales of OREO properties and write-downs, partially offset by new loans transitioning into OREO.

Deferred income taxes, net decreased $4.5 million, or 7%, to $62.2 million at December 31, 2012 from $66.8 million at December 31, 2011. The decrease is primarily due to a decline in the gross deferred tax assets for tax credit carryforwards, and goodwill and acquired intangible assets, partially offset by an increase in the gross deferred tax asset for the allowance for loan losses. At December 31, 2012, no valuation allowance on the net deferred tax asset was required, other than for capital losses, due primarily to the expectation of future taxable income, the ability to carry back current taxable income, and the availability of historical taxable income.
Other assets, which consist primarily of Bank-owned life insurance (“BOLI”), prepaid expenses, investment in partnerships, unrealized gains from interest rate derivatives, and other receivables, increased $9.9 million, or 9%, to $125.0 million at December 31, 2012 from $115.1 million at December 31, 2011. The increase is primarily due to increases in BOLI and other investments, as well as the classification of certain assets associated with the Pacific Northwest offices as held for sale at December 31, 2012 of approximately $3.2 million. These changes were partially offset by the decrease in taxes payable and amortization of prepaid FDIC insurance.
Deposits. Total deposits increased $354.6 million, or 8%, to $4.9 billion, at December 31, 2012 from $4.5 billion at December 31, 2011. Deposits are the principal source of the Bank’s funds for use in lending, investments, and liquidity. Certificates of deposits represented approximately 14% and 20% of total deposits at December 31, 2012 and December 31, 2011, respectively. See Part II. Item 8. “Financial Statements and Supplementary Data—Note 10: Deposits” for further information.
The following table sets forth the average balances and interest rates paid on the Bank’s deposits:

	Year Ended December 31, 2012
	Average Balance	Average Rate
	(In thousands)
Noninterest bearing deposits:
Checking accounts	$1,304,514	—%
Interest bearing deposits:
Savings and NOW	500,084	0.17%
Money market	2,189,344	0.40%
Certificates of deposit	810,590	0.99%
Total interest bearing deposits	$3,500,018	0.50%
Total deposits (1)	$4,804,532	0.33%
____________
(1)    Deposit average balances include deposits held for sale.
Certificates of deposit in denominations of $100,000 or greater had the following schedule of maturities:

	December 31,
	2012	2011
	(In thousands)
Less than 3 months remaining	$169,104	$308,430
3 to 6 months remaining	130,108	167,083
6 to 12 months remaining	110,685	163,911
More than 12 months remaining	46,988	54,955
Total (1)	$456,885	$694,379
____________
(1)    Maturities of certificates of deposit do not include deposits held for sale.
Deposits held for sale. Deposits held for sale of $194.1 million at December 31, 2012 consisted of deposits associated with the Pacific Northwest offices. In December 2012, the Bank announced plans to sell its three offices in the Pacific Northwest market. The sale of these deposits will not have a significant impact on operating results in 2013.

Borrowings. Total borrowings (consisting of securities sold under agreements to repurchase, FHLB borrowings, and junior subordinated debentures) decreased $166.6 million, or 20%, to $0.7 billion at December 31, 2012 from $0.8 billion at December 31, 2011.
FHLB borrowings decreased $113.7 million, or 22%, to $408.1 million at December 31, 2012 from $521.8 million at December 31, 2011. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth and to manage interest rate risk, but can also be used as an additional source of liquidity for the Bank. During the second half of 2012, the Company prepaid $100.0 million of FHLB borrowings and incurred related prepayment penalties of approximately $1.6 million. The purpose of these transactions was to actively manage the cost of funds as the declining yields on interest earning assets continue to compress NIM.
Repurchase agreements decreased $14.5 million, or 11%, to $116.3 million at December 31, 2012 from $130.8 million at December 31, 2011. The decrease is primarily due to the timing of a fourth quarter 2012 prepayment of $20.0 million in term repurchase agreements for which the Company incurred related prepayment penalties of approximately $0.5 million. The purpose of these transactions was to actively manage the cost of funds as the declining yields on interest earning assets continue to compress NIM. Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature.
During 2012, the Company repurchased $38.4 million of its junior subordinated debt, and recognized $3.4 million in gains on these repurchases.
Other. Other liabilities, consisting of liabilities of discontinued operations and other liabilities decreased $1.1 million, or 1%, to $95.4 million at December 31, 2012 from $96.5 million at December 31, 2011.
Liabilities of discontinued operations decreased $1.7 million, or 100%, to none at December 31, 2012 from $1.7 million at December 31, 2011. The decrease is due to the sale of DTC during the second quarter of 2012.

Loan Portfolio and Credit Quality
Loans. Total portfolio loans increased $162.9 million, or 4%, to $4.8 billion, or 74% of total assets, at December 31, 2012, from $4.7 billion, or 77% of total assets, at December 31, 2011. Increases in commercial and industrial loans of $128.3 million, or 19%, residential loans of $82.7 million, or 5%, and commercial real estate loans of $13.0 million, or 1%, were partially offset by decreases in home equity and other consumer loans of $45.0 million or 14% and construction and land loans of $16.1 million, or 10%.
The net growth in the loan portfolio was impacted by two large transactions during 2012. In the fourth quarter of 2012, as part of an agreement to sell its offices in the Pacific Northwest region, the Bank transferred $276.7 million of loans from its loan portfolio to the loans held for sale category. These loans were comprised of $40.8 million of commercial and industrial loans, $151.2 million of commercial real estate loans, $2.9 million of construction loans, $78.5 million of residential loans, and $3.3 million of home equity and other consumer loans. In 2012, the Company transferred to held for sale, and subsequently sold, approximately $108.7 million of residential loans.
The Bank specializes in lending to individuals, real estate investors, and middle market businesses, including corporations, partnerships, associations and nonprofit organizations. Loans made by the Bank to individuals may include residential mortgage loans and mortgage loans on investment or vacation properties, unsecured and secured personal lines of credit, home equity loans, and overdraft protection. Loans made by the Bank to businesses include commercial and mortgage loans, revolving lines of credit, working capital loans, equipment financing, community lending programs, and construction and land loans. The types and sizes of loans the Bank originates are limited by regulatory requirements.
The Bank’s loans are affected by the economic and real estate markets in which they are located. Generally, commercial real estate, construction, and land loans are affected more than residential loans in an economic downturn.

Geographic concentration. The following table presents the Bank’s outstanding loan balance concentrations at December 31, 2012 based on the location of the lender’s regional offices. Loans totaling $2.9 million, currently in the Pacific Northwest region, are not expected to be sold as part of the sale of the Pacific Northwest offices. These loans will be managed out of the remaining regions and, therefore, have been reclassified as of December 31, 2012 in the table below. Loans from the Holding Company to certain principals of the Company’s affiliate partners and relating to the sale of a previous affiliate partner, and loans at the Company’s non-banking segments are identified as “Other, net.”

	Commercial and Industrial		Commercial Real Estate		Construction and Land		Residential		Home Equity and Other Consumer
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
New England	$691,519	86%	$662,964	39%	$92,766	67%	$1,173,741	61%	$211,946	78%
San Francisco Bay	61,535	7%	648,137	38%	33,655	25%	431,550	23%	46,311	17%
Southern California	53,272	7%	380,249	23%	11,149	8%	300,798	16%	14,022	5%
Other, net	—	—%	—	—%	—	—%	—	—%	522	—%
Total	$806,326	100%	$1,691,350	100%	$137,570	100%	$1,906,089	100%	$272,801	100%
Loan Portfolio Composition. The following table sets forth the Bank’s outstanding loan balances for certain loan categories at the dates indicated and the percent of each category to total Bank loans. The table does not include immaterial loans at the Holding Company or at non-banking affiliates.

	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
Commercial loans (1)	$2,497,676	52%	$2,356,322	51%	$2,356,413	53%	$2,213,537	51%	$2,158,052	52%
Construction and land loans	137,570	3%	153,709	3%	150,702	3%	315,661	7%	431,717	11%
Residential loans	1,906,089	39%	1,823,403	39%	1,673,934	37%	1,494,703	35%	1,352,881	33%
Home equity, consumer, and other loans	272,279	6%	315,325	7%	297,378	7%	280,209	7%	183,794	4%
Subtotal Bank loans	4,813,614	100%	4,648,759	100%	4,478,427	100%	4,304,110	100%	4,126,444	100%
Less: Allowance for loan losses	84,057		96,114		98,403		68,444		64,091
Net Bank loans	$4,729,557		$4,552,645		$4,380,024		$4,235,666		$4,062,353
________________

(1)	Includes commercial and industrial loans, and commercial real estate loans.
Commercial, Construction and Land Loans. Included within commercial loans are all commercial real estate loans, and commercial and industrial loans. Commercial real estate loans are generally acquisition financing for commercial properties such as office buildings, retail properties, apartment buildings, and industrial/warehouse space. Commercial and industrial loans include working capital and revolving lines of credit, term loans for equipment and fixed assets, and Small Business Administration (“SBA”) loans. Construction and land loans include loans for financing of new developments as well as rehab financing for existing buildings.
Residential Loans. While the Bank has no minimum size for mortgage loans, it concentrates its origination activities in the “Jumbo” segment of the market. This segment consists of loans secured by single-family and one- to four-unit properties in excess of the amount eligible for purchase by the Federal National Mortgage Association (“FNMA”), which was $0.4 million at December 31, 2012 for the “General” limit and $0.5 million to $0.6 million for the “High-Cost” limit, depending on which specific geographic region of the Bank’s primary market areas the loan was originated. The majority of the Bank’s residential loan portfolio, including jumbo mortgage loans, are ARMs. The ARM loans the Bank originates generally have a fixed interest rate for the first 3 to 7 years and then adjust annually based on a market index such as U.S. Treasury or LIBOR yields. ARM loans may negatively impact the Bank’s interest income when they reprice if yields on U.S. Treasuries or LIBOR are low, which was the interest rate environment during 2012. If rates reset higher, the Bank could see increased delinquencies if clients’ ability to make payments is impacted by the higher payments.

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
Portfolio mix. The portfolio mix of the Bank’s loans as of December 31, 2012 remained stable as compared to prior years as evidenced by the Loan Portfolio Composition table presented above. Commercial loans, which include both commercial and industrial loans and commercial real estate loans, comprised 52% of the total loan portfolio as of December 31, 2012 as compared to 51% of the total loan portfolio as of December 31, 2011. Residential loans comprised 39% of the total loan portfolio as of December 31, 2012, unchanged from 39% as of December 31, 2011. Home equity, consumer, and other loans comprised 6% of the total loan portfolio, down slightly from 7% of the total loan portfolio as of December 31, 2011. Construction and land loans comprised 3% of the total loan portfolio as of December 31, 2012, unchanged from 3% as of December 31, 2011.
The following table discloses the scheduled contractual maturities of loans in the Bank’s portfolio at December 31, 2012. Loans having no stated maturity are reported as due in one year or less. The following table also sets forth the dollar amounts of loans that are scheduled to mature after one year which have fixed or adjustable interest rates.

	Commercial, Construction and Land Loans (1)		Residential Loans		Home Equity, Consumer, and Other Loans		Total Bank Loans
	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent
	(In thousands)
Amounts due:
One year or less	$429,298	16%	$600	—%	$50,453	19%	$480,351	10%
After one through five years	976,267	37%	744	—%	95,329	35%	1,072,340	22%
Beyond five years	1,229,681	47%	1,904,745	100%	126,497	46%	3,260,923	68%
Total	$2,635,246	100%	$1,906,089	100%	$272,279	100%	$4,813,614	100%
Interest rate terms on amounts due after one year:
Fixed	$1,366,865	62%	$254,267	13%	$8,832	4%	$1,629,964	38%
Adjustable	839,083	38%	1,651,222	87%	212,994	96%	2,703,299	62%
Total	$2,205,948	100%	$1,905,489	100%	$221,826	100%	$4,333,263	100%
________________

(1)	Includes commercial and industrial loans, commercial real estate loans, and construction and land loans.
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
The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan and are further subject to competitive pressures, market rates, the availability of funds, and legal and regulatory requirements. At December 31, 2012, approximately 62% of the Bank’s outstanding loans due after one year had interest rates that were either floating or adjustable in nature. See Part II. Item 7A. “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Sensitivity and Market Risk.”
Allowance for Loan Losses. The following table is an analysis of the Bank’s allowances for loan losses for the periods indicated:

	Year ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Total loans outstanding	$4,814,136	$4,651,228	$4,481,347	$4,308,040	$4,130,081
Average loans outstanding	4,959,316	4,473,645	4,448,109	4,263,775	4,130,381
Allowance for loan losses, beginning of year	$96,114	$98,403	$68,444	$64,091	$59,933
Charged-off loans:
Commercial, construction, and land (1)	(13,984)	(24,308)	(66,017)	(40,596)	(192,259)
Residential	(2,944)	(1,507)	(571)	(436)	(151)
Home equity, consumer, and other	(257)	(1,609)	(151)	(902)	(386)
Total charged-off loans	(17,185)	(27,424)	(66,739)	(41,934)	(192,796)
Recoveries on loans previously charged-off:
Commercial, construction, and land (1)	7,739	11,807	9,346	1,248	305
Residential	472	100	34	69	—
Home equity, consumer, and other	217	68	140	11	6
Total recoveries	8,428	11,975	9,520	1,328	311
Net loans charged-off	(8,757)	(15,449)	(57,219)	(40,606)	(192,485)
Provision/(credit) for loan losses	(3,300)	13,160	87,178	44,959	196,643
Allowance for loan losses, end of year	$84,057	$96,114	$98,403	$68,444	$64,091
Net loans charged-off to average loans	0.18%	0.35%	1.29%	0.95%	4.66%
Allowance for loan losses to total loans	1.75%	2.07%	2.20%	1.59%	1.55%
Allowance for loan losses to nonaccrual loans (2)	1.38	1.41	0.93	0.79	1.74
________________________

(1)	Includes commercial and industrial loans, and commercial real estate loans.

(2)	Excludes loans in the held for sale category that are on nonaccrual status.
The allowance for loan losses is formulated based on the judgment and experience of management. See Part II. Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies” for details on the Company’s allowance for loan loss policy.
The following table represents the allocation of the Bank’s allowance for loan losses and the percent of loans in each category to total loans as of the dates indicated:

	December 31,
	2012		2011		2010		2009		2008
	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
	(In thousands)
Loan category:
Commercial, construction and land (2)	$69,338	55%	$82,170	54%	$86,672	56%	$59,263	58%	$47,552	63%
Residential	10,892	40%	9,286	39%	7,449	37%	5,805	35%	7,780	33%
Home equity, consumer, and other	1,625	5%	2,684	7%	2,110	7%	1,898	7%	1,490	4%
Unallocated	2,202		1,974		2,172		1,478		7,269
Total allowance for loan losses	$84,057	100%	$96,114	100%	$98,403	100%	$68,444	100%	$64,091	100%
_________________

(1)	Percent refers to the amount of loans in each category as a percent of total loans.

(2)	Includes commercial and industrial loans, and commercial real estate loans.
The allowance for loan losses decreased $12.0 million from $96.1 million, or 2.07% of total loans, at December 31, 2011 to $84.1 million, or 1.75% of total loans, at December 31, 2012. The decline in the overall allowance for loan losses, as well as the decline in the ratio of allowance for loan losses to total loans, is primarily the result of overall positive credit quality trends, including lower levels of net charge-offs and lower levels of criticized loans, and the fourth quarter announcement of the Pacific Northwest transaction. The transfer of $276.7 million of Pacific Northwest market loans to the held for sale portfolio was made based upon sales prices approximating the respective loans’ carrying values. As a result of this transfer, a credit to the allowance for loan losses of $4.7 million was recorded. These items that reduced the allowance for loan losses were partially offset by additional allowance for loan losses related to the 2012 growth in the loan portfolio.
An analysis of the risk in the loan portfolio as well as management judgment is used to determine the estimated appropriate amount of the allowance for loan losses. The Company’s allowance for loan losses is comprised of three primary components (general reserve, allocated reserves on non-impaired special mention and substandard loans, and allocated reserves on impaired loans). In addition, the unallocated portion of the allowance for loan losses, which is not considered a significant component of the overall allowance for loan losses, primarily relates to the inherent imprecision and potential volatility of the allowance for loan losses calculation and the qualitative judgments involved. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 6: Allowance for Loan Losses” for an analysis of the Company’s allowance for loan losses.
The following table presents a summary by geography of loans charged-off, net of recoveries, for the periods indicated. The geography assigned to the Private Banking data is based on the location of the lender.

	For the year ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Net loans (charged-off)/ recoveries:
New England	$(5,593)	$(3,532)	$(3,725)	$(2,495)	$(4,003)
San Francisco Bay	(2,768)	(14,979)	(54,858)	(8,387)	(407)
Southern California	289	4,066	1,753	(13,017)	(185,904)
Pacific Northwest	(685)	(1,004)	(389)	(16,707)	(2,171)
Total net loans (charged-off)/ recoveries	$(8,757)	$(15,449)	$(57,219)	$(40,606)	$(192,485)
Nonperforming assets. The Company’s nonperforming assets include nonaccrual loans and OREO. The following table sets forth information regarding nonaccrual loans (including loans in the held for sale category), OREO, loans past due 90 days or more but still accruing, delinquent loans 30-89 days past due as to interest or principal held by the Bank, and TDRs at the dates indicated. Reductions in fair values of the collateral for the nonaccrual loans, if they are collateral dependent, could result in additional future provision for loan losses depending on the timing and severity of the decline. The past due status of a loan is determined in accordance with its contractual repayment terms. All loan types are reported past due when one scheduled payment is due and unpaid for 30 days or more.

	December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Loans accounted for on a nonaccrual basis	$60,745	$68,109	$105,465	$86,770	$36,771
Loans held for sale accounted for on a nonaccrual basis	—	—	1,526	3,568	27,219
OREO	3,616	5,103	12,925	16,600	12,838
Total nonperforming assets	$64,361	$73,212	$119,916	$106,938	$76,828
Loans past due 90 days or more, but still accruing	$3,556	$32	$—	$—	$—
Delinquent loans 30-89 days past due (1)	$46,376	$26,957	$24,745	$21,194	$18,655
Troubled debt restructured loans (2)	$54,533	$55,262	$20,123	$8,003	$1,400
Nonaccrual loans as a % of total loans (3)	1.26%	1.46%	2.35%	2.01%	0.89%
Nonperforming assets as a % of total assets	1.00%	1.21%	1.95%	1.77%	1.05%
Delinquent loans 30-89 days past due as a % of total loans (4)	0.96%	0.58%	0.55%	0.49%	0.45%
_____________________

(1)	Excludes 30-89 day delinquent loans held for sale of $0.3 million as of December 31, 2012.

(2)	Includes $27.8 million, $27.8 million, $16.1 million, and $8.0 million also reported in nonaccrual loans as of December 31, 2012, 2011, 2010, and 2009 respectively.

(3)	Excludes loans held for sale on nonaccrual status of $1.5 million, $3.6 million, and $27.2 million as of December 31, 2010, 2009 and 2008 respectively.

(4)	Excludes loans past due 90 days or more, but still accruing of $3.6 million, and less than $0.1 million as of December 31, 2012, and 2011 respectively.

A rollforward of nonaccrual loans for the years ended December 31, 2012 and 2011 is presented in the table below:

	December 31,
	2012	2011
	(In thousands)
Nonaccrual loans, beginning of year	$68,109	$105,465
Transfers in to nonaccrual status	54,874	103,227
Transfers out to OREO	(2,689)	(11,118)
Transfers in from/ (out to) loans held for sale	—	526
Transfers out to accrual status	(16,450)	(54,584)
Charge-offs	(16,964)	(25,869)
Paid off/ paid down	(26,135)	(49,538)
Nonaccrual loans, end of year	$60,745	$68,109
The following tables are a summary of the Private Banking credit quality and concentration data by geography of the lender, based on the location of the lender.

	December 31,
	2012	2011
	(In thousands)
Nonaccrual loans: (1)
New England	$28,307	$33,411
San Francisco Bay	25,105	25,598
Southern California	7,333	7,323
Pacific Northwest	—	1,777
Total nonaccrual loans	$60,745	$68,109
Loans 30-89 days past due and accruing:
New England (2)	$20,751	$9,834
San Francisco Bay	11,771	11,446
Southern California	13,854	5,677
Pacific Northwest (3)	—	—
Total loans 30-89 days past due	$46,376	$26,957
Accruing substandard loans: (4)
New England	$27,551	$23,133
San Francisco Bay	49,854	57,199
Southern California	12,724	15,723
Pacific Northwest	—	2,186
Total accruing substandard loans	$90,129	$98,241
_____________________

(1)
Of the $2.3 million of nonaccrual loans retained from the Pacific Northwest region as of December 31, 2012, $1.4 million are included in the New England regional totals, $0.7 million are included in the Southern California regional totals, and $0.2 million are included in the San Francisco Bay regional totals.

(2)
In addition to loans 30-89 days past due and accruing, the Company had three loans totaling $3.6 million that were more than 90 days past due but still on accrual status as of December 31, 2012, and two loans totaling less than $0.1 million as of December 31, 2011, respectively. These loans originated in the New England region.

(3)	Does not include one loan, 30-89 days past due and accruing, totaling $0.3 million that was transferred from the loan portfolio to the loans held for sale category as of December 31, 2012.

(4)	$0.6 million of accruing substandard loans retained from the Pacific Northwest region as of December 31, 2012 are included in the San Francisco Bay regional totals.

The following tables are a summary of the Private Banking credit quality and concentration data by loan type. The loan type assigned to the Private Banking credit quality data is based on the purpose of the loan.

	December 31,
	2012	2011
	(In thousands)
Nonaccrual loans:
Commercial and industrial	$4,337	$3,759
Commercial real estate	41,696	38,581
Construction and land	2,213	7,772
Residential	11,744	17,513
Home equity and other consumer	755	484
Total nonaccrual loans	$60,745	$68,109
Loans 30-89 days past due and accruing: (1)
Commercial and industrial (2)	$10,894	$1,648
Commercial real estate	7,903	8,915
Construction and land	3,258	74
Residential	23,412	14,407
Home equity and other consumer	909	1,913
Total loans 30-89 days past due	$46,376	$26,957
Accruing substandard loans:
Commercial and industrial	$9,062	$22,249
Commercial real estate	63,953	63,105
Construction and land	7,369	3,754
Residential	8,072	7,255
Home equity and other consumer	1,673	1,878
Total accruing substandard loans	$90,129	$98,241
_____________________

(1)
In addition to loans 30-89 days past due and accruing, as of December 31, 2012, the Company had one commercial and industrial loan totaling $0.3 million, one commercial real estate loan totaling $3.2 million, and one construction and land loan totaling $0.1 million that were more than 90 days past due but still on accrual status. As of December 31, 2011, the Company had two construction and land loans totaling less than $0.1 million that were more than 90 days past due but still on accrual status.

(2)	Does not include one loan, 30-89 days past due and accruing, totaling $0.3 million, that was transferred from the loan portfolio to the loans held for sale category as of December 31, 2012.
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest in accordance with the contractual terms of the loan agreement is in doubt. When management determines that it is probable that the Bank will not collect all principal and interest on a loan in accordance with the original loan terms, or in accordance with its restructured terms if the loan is a TDR, the loan is designated as impaired. Impaired loans are generally included within the balance of nonaccrual loans. Impaired loans totaled $81.5 million as of December 31, 2012 as compared to $89.8 million at December 31, 2011.
In certain instances, although very infrequent, loans that have become 90 days past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were $3.6 million of loans 90 days or more past due, but still accruing, as of December 31, 2012 and less than $0.1 million as of December 31, 2011. The Bank’s general policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six consecutive months). For TDRs, a return to accrual status requires timely payments (for a period of six months), along with meeting other criteria. TDRs are assessed on a case-by-case basis.
The Company may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. TDRs are included in impaired loans. These TDRs typically result from the Company’s loss mitigation activities which, among other activities, could include rate reductions, payment extensions, and principal forgiveness. TDRs totaled $54.5 million and $55.3 million as of December 31, 2012 and 2011, respectively. Of the $54.5 million in TDR loans at December 31, 2012, $26.7 million were on accrual status. Of the $55.3 million in TDR loans at December 31, 2011, $27.4 million were on accrual status. As of December 31, 2012 and 2011, the Company had $0.1 million in commitments to lend additional funds to debtors for loans whose terms had been modified in a troubled debt restructuring.
Interest income recorded on nonaccrual loans and accruing TDRs and interest income that would have been recorded if the nonaccrual loans and accruing TDRs had been performing in accordance with their original terms for the full year or, if originated during the year, since origination are presented in the table below.

	Year ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Loans accounted for on a nonaccrual basis (1)	$60,745	$68,109	$106,991	$90,338	$63,990
Interest income recorded during the year on these loans (2)	1,452	1,576	3,951	3,200	6,130
Interest income that would have been recorded on these nonaccrual loans during the year if the loans had been performing in accordance with their original terms and had been outstanding for the full year or since origination, if held for part of the year	5,245	5,437	9,187	9,011	10,165
Accruing troubled debt restructured loans	26,680	27,433	3,983	1,905	—
Interest income recorded during the year on these accruing TDR loans (3)	1,128	1,222	nm	nm	—
Interest income that would have been recorded on these accruing TDR loans during the year if the loans had been performing in accordance with their original terms and had been outstanding for the full year or since origination, if held for part of the year (3)	1,681	1,983	nm	nm	—
___________

(1)	Includes loans held for sale on nonaccrual status of $1.5 million, $3.6 million, and $27.2 million as of December 31, 2010, 2009, and 2008 respectively.

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

The Bank continues to evaluate the underlying collateral of each nonperforming loan and pursue the collection of interest and principal. Where appropriate, the Bank obtains updated appraisals on the collateral. Please refer to Part II. Item 8. “Financial Statements and Supplementary Data—Note 5: Loan Portfolio and Credit Quality” for further information on nonperforming loans.
Delinquencies. Loans 30-89 days past due increased 72% from year end December 31, 2011. The increase in loan delinquencies is primarily due to an increase in commercial and industrial loan delinquencies, which increased by $9.2 million to $10.9 million as of December 31, 2012 from $1.7 million as of December 31, 2011, and residential loan delinquencies, which increased by $9.0 million to $23.4 million as of December 31, 2012 from $14.4 million as of December 31, 2011. The delinquent commercial and industrial loans as of December 31, 2012 included two loans totaling $10.5 million. Of the delinquent residential loans, $20.2 million were exactly 30 days past due as of December 31, 2012 and $9.0 million were exactly 30 days past due as of December 31, 2011. The Company believes these loans are generally adequately secured and the payment performance of these borrowers varies from month to month. Further deterioration in the real estate market where the collateral is located or the local economy could lead to these delinquent loans going to nonaccrual status and/or being downgraded with respect to the loan grades. Downgrades would generally result in additional provisions for loan losses.
Potential Problem Loans. The Company classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators. Potential problem loans consist of accruing substandard loans where known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. These loans are not included in the disclosure of nonaccrual loans above. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, be restructured, or require increased allowance coverage and provision for loan losses. The Company has identified approximately $90.1 million in potential problem loans at December 31, 2012, a decrease of $8.1 million, as compared to $98.2 million at December 31, 2011. These are shown as accruing substandard loans in the preceding tables.

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
At December 31, 2012, the Company’s cash and cash equivalents amounted to $308.7 million. The Holding Company’s cash and cash equivalents amounted to $61.2 million at December 31, 2012. Management believes that the Company and the Holding Company have adequate liquidity to meet their commitments for the foreseeable future.
Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At December 31, 2012, consolidated cash and cash equivalents and securities available for sale, less securities pledged against current borrowings, amounted to $0.9 billion, or 14% of total assets, consistent with balances at December 31, 2011. Future loan growth may depend upon the Company’s ability to grow its core deposit levels. In addition, the Company has access to available borrowings through the FHLB totaling $794.4 million as of December 31, 2012 compared to $509.5 million at December 31, 2011. Combined, this liquidity totals $1.7 billion, or 26% of assets and 34% of total deposits as of December 31, 2012 compared to $1.4 billion, or 23% of assets and 30% of total deposits as of December 31, 2011.
The Bank has various internal policies and guidelines regarding liquidity, both on and off balance sheet, loans to assets ratio, and limits on the use of wholesale funds. These policies and or guidelines require certain minimum or maximum balances or ratios be maintained at all times. In light of the provisions in the Bank’s internal liquidity policies and guidelines, the Bank will carefully manage amount and timing of future loan growth along with its relevant liquidity policies and balance sheet guidelines.
Holding Company Liquidity. The Company and some of the Company’s majority-owned affiliates hold put and call options that would require the Company to purchase (and the majority-owned affiliates to sell) the remaining noncontrolling interests in these companies at the then fair value generally as determined by the respective agreements. At December 31, 2012, the estimated maximum redemption value for these affiliates related to outstanding put options was $19.3 million, all of which could be redeemed within the next 12 months, under certain circumstances, and is classified on the consolidated balance sheets as redeemable noncontrolling interests. These put and call options are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data - Note 14: Noncontrolling Interests.”
The Holding Company’s primary sources of funds are dividends from its affiliates, access to the capital and debt markets, and private equity investments. The Holding Company recognized $7.6 million in net income from discontinued operations during the year ended December 31, 2012. The majority of this amount related to a revenue sharing agreement with Westfield. The Company also received cash proceeds from the sale of DTC in the second and fourth quarters of 2012. Additionally, the Holding Company may receive additional contingent consideration in future years. However, other than the revenue sharing agreement with Westfield, divestitures are not ongoing sources of funds for the Holding Company. Dividends from the Bank are limited by various regulatory requirements relating to capital adequacy and retained earnings. See Part II. Item 5. “Market for Registrant’s Common Equity, Related Stockholders Matters, and Issuers Purchases of Equity Securities” for further details.
The Bank has paid dividends to the Holding Company depending on its profitability and asset growth. If regulatory agencies were to require banks to increase their capital ratios, or impose other restrictions, it may limit the ability of the Bank to pay dividends to the Holding Company and/or limit the amount that the Bank could grow.
Although the Bank is currently above current regulatory requirements for capital, the Holding Company could downstream additional capital to increase the rate that the Bank could grow. Depending upon the amount of capital downstreamed by the Holding Company, the approval of the Holding Company’s board of directors may be required prior to the payment, if any.

The Company is required to pay interest quarterly on its junior subordinated debentures. Since 2010, the Company has been a party to an interest rate swap to hedge a portion of the cash flow associated with a junior subordinated debenture which converted from a fixed rate to a floating rate on December 30, 2010. The estimated cash outlay for 2013 for the interest payments, including the effect of the cash flow hedge, is approximately $4.2 million based on the debt outstanding as of the date of this filing, and estimated LIBOR.
The Company presently plans to pay cash dividends on its common stock on a quarterly basis dependent upon a number of factors such as profitability, Holding Company liquidity, and the Company’s capital levels. However, the ultimate declaration of dividends by the board of directors of the Company will depend on consideration of, among other things, recent financial trends and internal forecasts, regulatory limitations, alternative uses of capital deployment, general economic conditions, and pending regulatory changes to capital requirements. Based on the current quarterly dividend rate of $0.05 per share, as announced by the Company on January 16, 2013, and estimated shares outstanding, the Company estimates the amount to be paid out in 2013 for dividends to common shareholders will be approximately $16.0 million. Based on the Company’s preferred stock outstanding and the dividend rate, the Company expects to pay $1.5 million in cash dividends on preferred stock in 2013. The estimated dividend payments in 2013 could increase or decrease if the Company’s board of directors voted to increase or decrease, respectively, the current dividend rate; and/or the number of shares outstanding changes significantly.
Bank Liquidity. The Bank has established various borrowing arrangements to provide additional sources of liquidity and funding. Management believes that the Bank currently has adequate liquidity available to respond to current demands. The Bank is a member of the FHLB of Boston, and as such, has access to short- and long-term borrowings from that institution. The FHLB can change the advance amounts that banks can utilize based on a bank’s current financial condition as obtained from publicly available data such as FDIC Call Reports. Decreases in the amount of FHLB borrowings available to the Bank would lower its liquidity and possibly limit the Bank’s ability to grow in the short term. Management believes that the Bank has adequate liquidity to meet its commitments for the foreseeable future.
In addition to the above liquidity, the Bank has access to the Federal Reserve discount window facility, which can provide short-term liquidity as “lender of last resort,” brokered deposits, and federal funds lines. The use of non-core funding sources, including brokered deposits and borrowings, by the Bank may be limited by regulatory agencies. Generally, the regulatory agencies prefer that banks rely on core-funding sources for liquidity.
From time to time, the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. At December 31, 2012, the Bank had unused federal fund lines of credit totaling $236.0 million with correspondent institutions to provide it with immediate access to overnight borrowings. At December 31, 2012 and 2011, the Bank had no outstanding borrowings under these federal funds lines.
The Bank has also negotiated brokered deposit agreements with several institutions that have nationwide distribution capabilities. At December 31, 2012, the Bank had $374.3 million of brokered deposits (net of premiums paid) outstanding under these agreements, compared to $176.1 million at December 31, 2011.
If the Bank was no longer able to utilize the FHLB for borrowing, collateral currently used for FHLB borrowings could be transferred to other facilities such as the Federal Reserve’s discount window. In addition, the Bank could increase its usage of brokered deposits. Other borrowing arrangements may have higher rates than the FHLB would typically charge.

Consolidated cash flow comparison for the years ended December 31, 2012 and 2011
Net cash provided by operating activities of continuing operations totaled $57.4 million and $78.8 million for the years ended December 31, 2012 and 2011, respectively. Cash flows from operating activities of continuing operations are generally the cash effects of transactions and other events that enter into the determination of net income of continuing operations. Cash provided by operating activities of continuing operations decreased $21.5 million from 2011 to 2012 due primarily to a lower amount of loans originated for sale in 2012 than in 2011 and the 2012 credit to the provision for loan losses. These changes were partially offset by the increased net income in 2012 than in 2011 and a higher amount of proceeds from sale of loans held for sale in 2012 than in 2011.
Net cash used in investing activities of continuing operations totaled $310.1 million and $225.0 million for the years ended December 31, 2012 and 2011, respectively. Investing activities of the Company include certain loan activities, investment activities and capital expenditures. Cash used in investing activities of continuing operations increased $85.1 million from 2011 to 2012 and was due primarily to a $360.5 million increase in cash used to expand the loan portfolio, and a decrease in proceeds from the sale of OREO property in 2012. These changes were partially offset by a decrease in cash used to purchase investments, net of cash received from sales, maturities, redemptions, and principal payments on the Company’s investment securities in 2012 from 2011; and the proceeds from the sale of portfolio loans in 2012.

Net cash provided by financing activities of continuing operations totaled $363.7 million for the year ended December 31, 2012, compared to net cash used in financing activities of $150.3 million for 2011. Cash provided by financing activities of continuing operations increased $514.0 million from 2011 to 2012. The 2012 cash provided by financing activities related primarily to the higher net increase in deposits and lower decrease in borrowed funds in the form of repurchase agreements. These changes were partially offset by larger repayments of FHLB borrowings and junior subordinated debt and by the repurchase of the 5.44 million in stock warrants held by affiliates of The Carlyle Group and BPFH Director John Morton III in the first quarter of 2012. See Part II. Item 8. “Financial Statements and Supplementary Data—Note 15: Equity” for additional details on the repurchase of the warrants.
Net cash provided by operating activities of discontinued operations totaled $5.6 million and $7.5 million for the years ended December 31, 2012 and 2011, respectively. Cash flows from operating activities of discontinued operations relate to the ongoing revenue sharing agreement with a divested affiliate as well as to the operating activities of DTC. The decrease is due to the additional costs incurred by the Company in 2012 related to certain divested affiliates. Net cash used in investing activities of discontinued operations totaled $1.1 million for the year ended December 31, 2011. There was an immaterial cash effect from discontinued operations on investing activities for the year ended December 31, 2012, and there was no cash effect from discontinued operations on financing activities for the years ended December 31, 2012 or 2011. Cash flows related to financing and investing activities of discontinued operations for both periods relate to activity at DTC.

Consolidated cash flow comparison for the years ended December 31, 2011 and 2010
Net cash provided by operating activities of continuing operations totaled $78.8 million and $73.5 million for the years ended December 31, 2011 and 2010, respectively. Cash flows from operating activities of continuing operations are generally the cash effects of transactions and other events that enter into the determination of net income of continuing operations. Cash provided by operating activities of continuing operations increased $5.3 million from 2010 to 2011 due primarily to a lower amount of loans originated for sale in 2011 than in 2010, the 2011 net income, and the increase in deferred income tax expense. These increases were partially offset by the lower provision for loan losses in 2011 (a non-cash reduction of net income), a lower amount of proceeds from sale of loans held for sale, and the 2011 gain on repurchase of debt (a non-cash component of revenue).
Net cash used in investing activities of continuing operations totaled $225.0 million and $172.4 million for the years ended December 31, 2011 and 2010, respectively. Investing activities of the Company include loan activities, investment activities and capital expenditures. Cash used in investing activities of continuing operations increased $52.7 million from 2010 to 2011 due primarily to a decrease in cash received from sales, maturities, redemptions, and principal payments on the Company's investment securities, net of cash used to purchase investments; the 2010 sale of portfolio loans; and a decrease in cash used in the Bank’s other lending activities. These decreases were partially offset by the 2010 cash used for the repurchase of the remaining 19% interest in KLS.
Net cash used in financing activities of continuing operations totaled $150.3 million, compared to cash provided by financing activities of continuing operations of $143.5 million for the years ended December 31, 2011 and 2010, respectively. Cash provided by financing activities of continuing operations decreased $293.7 million from 2010 to 2011. The 2011 net use of cash in financing activities related to the net repayment of borrowed funds in the form of repurchase agreements, FHLB borrowings, and junior subordinated debt. This contrasts with net cash provided by these funding sources in 2010. Also contributing to the decrease in cash provided by financing activities was the significantly lower amount of cash provided by deposits in 2011 than in 2010. These changes were partially offset by the 2010 repurchase of the Series C Preferred stock and the related decrease in dividends paid to preferred shareholders from 2010 to 2011.
Net cash provided by operating activities of discontinued operations totaled $7.5 million and $8.5 million for the years ended December 31, 2011 and 2010, respectively. Cash flows from operating activities of discontinued operations primarily relate to the ongoing revenue sharing agreement with a divested affiliate as well as to the operating activities of DTC. Net cash used in investing activities of discontinued operations totaled $1.1 million and $6.8 million for the years ended December 31, 2011 and 2010, respectively. Cash flows related to investing activities of discontinued operations for both periods relate to activity at DTC. There was no cash effect from discontinued operations on financing activities for the years ended December 31, 2011 and 2010.

Capital Resources
Total shareholders’ equity at December 31, 2012 was $603.1 million, compared to $566.1 million at December 31, 2011, an increase of $37.0 million, or 7%. The increase in shareholders’ equity was primarily the result of net income and stock compensation, partially offset by dividends paid and the repurchase of the 5.44 million warrants held by affiliates of The Carlyle Group and BPFH Director John Morton III during the first quarter 2012. See Part II. Item 8. “Financial Statements and Supplementary Data—Note 15: Equity” for additional details on the repurchase of the warrants.
As a bank holding company, the Company is subject to various regulatory capital requirements administered by federal agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. For example, under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank, which is a wholly-owned subsidiary of the Company, must meet specific capital guidelines that involve quantitative measures of the Bank’s assets and certain off-balance sheet items as calculated under regulatory guidelines. The Bank’s capital and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Similarly, the Company is also subject to capital requirements administered by the Federal Reserve with respect to certain non-banking activities, including adjustments in connection with off-balance sheet items.
To be categorized as “well capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the regulatory capital and capital ratios table. In addition, the Company and the Bank cannot be subject to any written agreement, order or capital directive or prompt corrective action to be considered “well capitalized.” Both the Company and the Bank maintain capital at levels that would be considered “well capitalized” as of December 31, 2012 under the applicable regulations. See Part II. Item 8. “Financial Statements and Supplementary Data—Note 24: Regulatory Matters” for additional details, including the regulatory capital and capital ratios table.

Contractual Obligations
The schedules below present a detail of the maturities of the Company’s contractual obligations and commitments as of December 31, 2012. See Part II. Item 8. “Financial Statements and Supplementary Data—Notes 11 through 13” for terms of borrowing arrangements and interest rates.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Federal Home Loan Bank Borrowings	$408,121	101,529	$127,466	$111,132	$67,994
Securities sold under agreements to repurchase	116,319	83,319	33,000	—	—
Junior subordinated debentures	143,647	—	—	—	143,647
Operating lease obligations	129,851	14,039	30,619	26,531	58,662
Deferred compensation and benefits (1)	23,748	6,004	1,968	3,094	12,682
Data processing	12,429	12,226	203	—	—
Bonus and commissions	5,703	5,703	—	—	—
Severance accrual	3,623	3,623	—	—	—
Other long-term obligations	535	375	152	8	—
Total contractual obligations at December 31, 2012	$843,976	$226,818	$193,408	$140,765	$282,985
___________

(1)	Includes supplemental executive retirement plan, deferred compensation plan, salary continuation plans, long term incentive plan, and split dollar life insurance.
The amounts below related to commitments to originate loans, unused lines of credit, and standby letters of credit are at the discretion of the client and may never actually be drawn upon. The contractual amount of the Company’s financial instruments with off-balance sheet risk are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Unadvanced portion of loans, unused lines of credit, and commitments to originate loans	$1,014,258	$430,720	$297,654	$34,383	$251,501
Standby letters of credit	21,802	20,451	1,351	—	—
Forward commitments to sell loans	83,955	83,955	—	—	—
Total commitments at December 31, 2012	$1,120,015	$535,126	$299,005	$34,383	$251,501

Off-Balance Sheet Arrangements
The Company and its affiliates own equity interests in certain limited partnerships and limited liability companies. Most of these are investment vehicles that are managed by the Company’s investment adviser affiliates. The Company accounts for these investments under the equity method of accounting so the total amount of assets and liabilities of the investment partnerships are not included in the consolidated financial statements of the Company.

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

Recent Accounting Pronouncements
In July 2012, the FASB issued updated guidance, Accounting Standards Updates (“ASU”) 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The amendments in this update regarding the impairment testing applicable to indefinite-lived intangible assets, is similar to the impairment guidance issued in ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment, applicable to goodwill. Under the updated guidance, an entity may assess qualitative factors (such as changes in management, key personnel, strategy, key technology or customers) that may impact the fair value of the indefinite-lived intangible asset and lead to the determination that it is more likely than not that the fair value of the asset is less than its carrying value. If an entity determines that it is more likely than not that the fair value of the intangible asset is less than its carrying value, an impairment test must be performed. The impairment test requires an entity to calculate the estimated fair value of the indefinite-lived intangible asset. If the carrying value of the indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss is recognized in an amount equal to the excess. The updated guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted provided the Company has not yet performed its 2012 impairment test or issued its financial statements. The Company does not intend to early adopt. The adoption of this ASU is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2011, the FASB issued new guidance, ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). The amendments in this update further clarify the requirements in U.S. GAAP for measuring fair value and enhance the disclosures for information about fair value measurements. The new guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and its adoption did not have a significant impact on the Company’s consolidated financial statements.
In June 2011, the FASB issued new guidance, ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under this new guidance, an entity must present the components of net income and comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance eliminates the option to present other comprehensive income in the statement of shareholders’ equity. The new guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05, which defers indefinitely certain changes related to the presentation of reclassification adjustments in ASU 2011-05. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.
In September 2011, the FASB issued new guidance, ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This new guidance allows entities to perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value in order to determine if quantitative testing is required. This qualitative assessment is optional and is intended to reduce the cost and complexity of annual goodwill impairment tests. The new guidance was effective for annual and interim impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption was allowed provided the entity had not yet performed its 2011 impairment test or issued its financial statements. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.
In December 2011, the FASB issued new guidance, ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this update require entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The new guidance is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013 and requires a retrospective application for all comparative periods which are presented. The Company does not expect that this ASU will have a material effect on its consolidated financial statements.

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
The principal objective of the Bank’s asset and liability management is to maximize profit potential while minimizing the vulnerability of its operations to changes in interest rates by means of managing the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturities or repricing dates. The Bank’s actions in this regard are taken under the guidance of its Asset/Liability Committee (“ALCO”), which is composed of members of the Bank’s senior management. This committee is actively involved in formulating the economic assumptions that the Bank uses in its financial planning and budgeting process and establishes policies which control and monitor the sources, uses and pricing of funds. The Bank may utilize hedging techniques to reduce interest rate risk. See Part II. Item 8. “Financial Statements and Supplementary Data—Note 9: Derivatives and Hedging Activities” for additional information.
The ALCO uses both interest rate “gap” sensitivity and interest income simulation analysis to measure inherent risk in the Bank’s balance sheet at a specific point in time. The simulations look forward at one- and two-year increments with gradual and sustained changes in interest rates of up to 200 basis points, and take into account the repricing, maturity and prepayment characteristics of individual products and investments. The simulation results are reviewed to determine whether the exposure of net interest income to interest rate changes is within the following guidelines: (i) projected net interest income during the first 12 months of the simulation will not be reduced by more than 8%, and (ii) projected net interest income during the first 24 months of the simulation will not be reduced by more than 15%. These guidelines are set and monitored at both the ALCO and Board levels. The Bank was in compliance with its applicable guidelines at all times during the year. The ALCO reviews the results with regard to the established tolerance levels and recommends appropriate strategies to manage this exposure.
Generally, the Bank holds variable rate mortgage loans. When possible the Bank makes use of the secondary mortgage loan market to sell fixed rate mortgages to investors. This provides fee income and reduces interest rate risk. As a hedge against rising interest rates, the Bank may utilize fixed rate borrowings.
As of December 31, 2012, the net interest income simulation indicated that the Company’s exposure to changing interest rates was within the established tolerance levels described above. While the ALCO reviews simulation assumptions to ensure that they reflect historical experience, it should be noted that income simulation may not always prove to be an accurate indicator of interest rate risk because the actual repricing, maturity, and prepayment characteristics of individual products may differ from the estimates used in the simulations. The following table presents the estimated impact of interest rate changes on pro forma net interest income for the Company over a 12 month period:

	Twelve months beginning 1/1/2013
	Dollar Change	Percent Change
	(In thousands)
Up 200 basis points	$(6,969)	(4.06)%
Down 100 basis points	$20	0.01%
	Twelve months beginning 1/1/2012
	Dollar Change	Percent Change
	(In thousands)
Up 200 basis points	$(5,866)	(3.23)%
Down 100 basis points	$(182)	(0.10)%
Model Methodologies

•
The base model is built as a static balance sheet simulation. Growth and/or contraction are not incorporated into the base model to avoid masking of the inherent interest rate risk in the balance sheet as it stands at a point in time, however, balance sheet adjustments may be incorporated into the model to reflect anticipated changes in certain balance sheet categories.

•
The model utilizes the FHLB, LIBOR, and Treasury yield curves in effect as of December 31, 2012. Other market rates used in this analysis include the Prime rate, and federal funds rate, which were 3.25% and 0.25% respectively, at December 31, 2012. All interest rate changes are assumed to occur in the first 12 months and remain flat thereafter. Federal funds and Treasury yields are floored at 0.01% while Prime is floored at 3.00%. All other market rates (LIBOR, FHLB, brokered CD) are floored at 0.25% to reflect credit spreads. All points on the treasury yield curve increase/decrease congruently.

•
Short-term interest rates (e.g., Prime and federal funds) are assumed to drive non-maturity deposit (savings, NOW and money market accounts) pricing. Term deposit (CD, IRA) pricing changes are reflective of changes in the LIBOR swap and/or FHLB yield curves. For rising and falling rate environments, prepayment speeds accelerate/decelerate over a 12 month period and remain flat thereafter.

The Bank also uses interest rate sensitivity “gap” analysis to provide a general overview of its interest rate risk profile. The effect of interest rate changes on the assets and liabilities of a financial institution may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s interest rate sensitivity gap. An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely.
The Bank has historically sought to maintain a relatively narrow gap position and has, in some instances, foregone investment in higher yielding assets when such investment, in management’s opinion, exposed the Bank to undue interest rate risk. At December 31, 2012, the Company’s overall balance sheet in the short-term was, in theory, liability sensitive. The actual ability to reprice certain interest-bearing liabilities depends on other factors in addition to the movement of interest rates. These factors include competitor’s pricing, the current rate paid on interest-bearing liabilities, and alternative products offered in the financial market place. The Bank does not attempt to perfectly match interest rate sensitive assets and liabilities and will selectively mismatch its assets and liabilities to a controlled degree when management considers such a mismatch both appropriate and prudent. There are a number of relevant time periods in which to measure the gap position, such as at the 30, 60, 90, or 180 day points in the maturity schedule. Management monitors the Bank’s gap position at each of these maturity points, and also tends to focus closely on the gap at the one-year point in making funding decisions. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the repricing schedule. These assumptions are inherently uncertain and, as a result, the repricing schedule cannot precisely measure net interest income or predict the impact of fluctuations in interest rates on net interest income.
The repricing schedule for the Company’s interest-earning assets and interest-bearing liabilities is measured on a cumulative basis. The simulation analysis is based on expected cash flows and repricing characteristics, and incorporates market-based assumptions regarding the impact of changing interest rates on the prepayment speeds of certain assets and liabilities. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The following table presents the repricing schedule for the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2012:

	Within Three Months	Over Three to Six Months	Over Six to Twelve Months	Over One Year to Five Years	Over Five Years	Total
	(In thousands)
Interest-earning assets (1):
Interest bearing cash	$251,105	$—	$—	$—	$—	$251,105
Investment securities	76,782	70,884	121,588	328,546	101,500	699,300
FHLB stock	41,981	—	—	—	—	41,981
Loans held for sale (2)	31,693	276,697	—	—	—	308,390
Loans—Fixed rate	113,466	73,139	93,665	941,321	685,021	1,906,612
Loans—Variable rate	1,012,261	316,704	254,155	1,172,158	152,246	2,907,524
Total interest-earning assets	$1,527,288	$737,424	$469,408	$2,442,025	$938,767	$6,114,912
Interest-bearing liabilities (3):
Savings and NOW accounts (4)	$569,701	$—	$—	$—	$—	$569,701
Money market accounts (4)	2,297,847	—	—	—	—	2,297,847
Certificates of deposit under $100,000	35,736	55,633	28,966	9,078	81,619	211,032
Certificates of deposit $100,000 or more	169,104	130,108	110,685	34,598	12,390	456,885
Securities sold under agreements to repurchase	83,319	—	—	33,000	—	116,319
FHLB borrowings	64,240	8,245	33,749	235,289	66,598	408,121
Junior subordinated debentures (5)	54,898	—	—	75,000	13,749	143,647
Total interest-bearing liabilities	$3,274,845	$193,986	$173,400	$386,965	$174,356	$4,203,552
Net interest sensitivity gap during the period	$(1,747,557)	$543,438	$296,008	$2,055,060	$764,411	$1,911,360
Cumulative gap	$(1,747,557)	$(1,204,119)	$(908,111)	$1,146,949	$1,911,360
Interest-sensitive assets as a percent of interest-sensitive liabilities (cumulative)	46.64%	65.29%	75.07%	128.47%	145.47%
Cumulative gap as a percent of total assets	(27.03)%	(18.63)%	(14.05)%	17.74%	29.56%
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

(2)
Loans held for sale are typically sold within three months of origination. The $276.7 million of loans held for sale related to the sale of the three Pacific Northwest offices is listed in the over three to six months category as the transaction is expected to close in that time period.

(3)	Does not include $1.3 billion of demand accounts because they are non-interest bearing.

(4)	While savings, NOW and money market accounts can be withdrawn any time, management believes they have characteristics that make their effective maturity longer.

(5)	Includes the economic effect of hedges.
The preceding table does not necessarily indicate the impact of general interest rate movements on the Bank’s net interest income because the repricing of various assets and liabilities is discretionary and is subject to competitive and other factors. As a result, assets and liabilities indicated as repricing within the same period may in fact reprice at different times and at different rates.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
	(In thousands, except share and per share data)
Assets:
Cash and cash equivalents	$308,744	$203,354
Investment securities available for sale (amortized cost of $690,556 and $833,375 at December 31, 2012 and 2011, respectively)	699,300	844,496
Loans held for sale	308,390	12,069
Total loans	4,814,136	4,651,228
Less: Allowance for loan losses	84,057	96,114
Net loans	4,730,079	4,555,114
Other real estate owned (“OREO”)	3,616	5,103
Stock in Federal Home Loan Banks	41,981	43,714
Premises and equipment, net	27,081	29,224
Goodwill	110,180	110,180
Intangible assets, net	24,874	28,569
Fees receivable	8,836	8,147
Accrued interest receivable	14,723	16,875
Deferred income taxes, net	62,245	66,782
Other assets	124,956	115,069
Assets of discontinued operations	—	10,676
Total assets	$6,465,005	$6,049,372
Liabilities:
Deposits	$4,885,059	$4,530,411
Deposits held for sale	194,084	—
Securities sold under agreements to repurchase	116,319	130,791
Federal Home Loan Bank borrowings	408,121	521,827
Junior subordinated debentures	143,647	182,053
Other liabilities	95,386	94,811
Liabilities of discontinued operations	—	1,663
Total liabilities	5,842,616	5,461,556
Redeemable Noncontrolling Interests	19,287	21,691
Shareholders’ Equity:
Preferred stock, $1.00 par value; authorized: 2,000,000 shares;
Series B, issued and outstanding (contingently convertible): 401 shares at December 31, 2012 and 2011; liquidation value: $100,000 per share	58,089	58,089
Common stock, $1.00 par value; authorized: 170,000,000 shares; issued and outstanding: 78,743,518 shares at December 31, 2012 and 78,023,317 shares at December 31, 2011	78,744	78,023
Additional paid-in capital	640,891	656,436
Accumulated deficit	(176,746)	(230,017)
Accumulated other comprehensive income	2,124	3,594
Total shareholders’ equity	603,102	566,125
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$6,465,005	$6,049,372

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$209,280	$212,047	$229,331
Taxable investment securities	3,875	5,561	6,126
Non-taxable investment securities	3,228	3,768	5,123
Mortgage-backed securities	6,186	7,297	8,086
Federal funds sold and other	719	1,069	1,306
Total interest and dividend income	223,288	229,742	249,972
Interest expense:
Deposits	17,640	24,479	36,770
Federal Home Loan Bank borrowings	14,488	16,915	20,125
Junior subordinated debentures	6,258	7,434	10,028
Repurchase agreements and other short-term borrowings	1,626	1,960	2,289
Total interest expense	40,012	50,788	69,212
Net interest income	183,276	178,954	180,760
Provision/ (credit) for loan losses	(3,300)	13,160	87,178
Net interest income after provision for loan losses	186,576	165,794	93,582
Fees and other income:
Investment management and trust fees	62,808	63,356	60,199
Wealth advisory fees	37,659	34,553	31,733
Other banking fee income	5,664	6,503	6,869
Gain on sale of loans, net	3,225	2,489	5,249
Gain on repurchase of debt	3,444	4,230	—
Gain on sale of investments, net	871	798	3,649
Gain/(loss) on OREO, net	845	5,372	(2,839)
Other	(154)	1,140	768
Total fees and other income	114,362	118,441	105,628
Operating expense:
Salaries and employee benefits	143,852	142,872	139,084
Occupancy and equipment	30,790	29,649	27,345
Professional services	13,113	16,810	19,318
Marketing and business development	7,422	6,802	7,220
Contract services and data processing	5,380	4,644	4,733
Amortization of intangibles	4,369	4,800	5,050
FDIC insurance	3,972	6,139	8,603
Restructuring expense	5,911	8,055	—
Other	17,041	14,083	19,475
Total operating expense	231,850	233,854	230,828
Income/ (loss) before income taxes	69,088	50,381	(31,618)
Income tax expense/ (benefit)	20,330	14,280	(19,491)
Net income/ (loss) from continuing operations	48,758	36,101	(12,127)
Net income from discontinued operations	7,635	6,184	3,743
(Continued)

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except share and per share data)
Net income/ (loss) before attribution to noncontrolling interests	56,393	42,285	(8,384)
Less: Net income attributable to noncontrolling interests	3,122	3,148	2,586
Net income/ (loss) attributable to the Company	$53,271	$39,137	$(10,970)
Adjustments to net income/ (loss) attributable to the Company to arrive at net income/ (loss) attributable to common shareholders	(6,101)	(4,701)	(9,766)
Net income/ (loss) attributable to common shareholders for basic earnings/ (loss) per share calculation	$47,170	$34,436	$(20,736)
Basic earnings/ (loss) per share attributable to common shareholders:
From continuing operations:	$0.53	$0.39	$(0.34)
From discontinued operations:	$0.09	$0.07	$0.05
Total attributable to common shareholders:	$0.62	$0.46	$(0.29)
Weighted average basic common shares outstanding	76,019,991	75,169,611	71,321,162
Diluted earnings/ (loss) per share attributable to common shareholders:
From continuing operations:	$0.52	$0.39	$(0.34)
From discontinued operations:	$0.09	$0.07	$0.05
Total attributable to common shareholders:	$0.61	$0.46	$(0.29)
Weighted average diluted common shares outstanding	76,973,516	75,481,028	71,321,162
See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Net income/ (loss) attributable to the Company	$53,271	$39,137	$(10,970)
Other comprehensive income/ (loss), net of tax:
Unrealized gain/ (loss) on securities available for sale	(937)	3,726	(1,012)
Reclassification adjustment for net realized gain included in net income	557	490	2,195
Adjustment for discontinued operations	(23)	—	—
Net unrealized gain/ (loss) on securities available for sale	(1,471)	3,236	(3,207)
Unrealized loss on cash flow hedges	(878)	(2,830)	(1,429)
Reclassification adjustment for net realized gain/ (loss) included in net income	(1,015)	(1,095)	1,592
Net unrealized gain/ (loss) on cash flow hedges	137	(1,735)	(3,021)
Net unrealized gain/ (loss) on other	(136)	745	4
Other comprehensive income/ (loss), net of tax	(1,470)	2,246	(6,224)
Total comprehensive income/ (loss) attributable to the Company, net	$51,801	$41,383	$(17,194)
 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/ (Loss)	Total
	(In thousands, except share data)
Balance at December 31, 2009	$68,666	$204,101	$629,001	$(258,186)	$7,572	$651,154
Net income/ (loss) attributable to the Company	—	—	—	(10,970)	—	(10,970)
Other comprehensive income/ (loss), net	—	—	—	—	(6,224)	(6,224)
Dividends paid to common shareholders: $0.04 per share	—	—	(2,900)	—	—	(2,900)
Dividends paid to preferred shareholders	—	—	(3,099)	—	—	(3,099)
Net proceeds from issuance of:
692,569 shares of common stock	693	—	3,684	—	—	4,377
4,715,000 shares of common stock in June 2010 public offering	4,715	—	22,021	—	—	26,736
1,084,450 shares of common stock in June 2010 private placement	1,084	—	5,183	—	—	6,267
1,050,922 shares through incentive stock grants, net of cancellations and forfeitures	1,051	—	(1,051)	—	—	—
Accretion of discount on Series C Preferred stock	—	7,988	(7,988)	—	—	—
Repurchase of 154,000 shares of Series C Preferred Stock	—	(154,000)	—	—	—	(154,000)
Amortization of stock compensation and employee stock purchase plan	—	—	5,528	—	—	5,528
Stock options exercised	98	—	376	—	—	474
Tax deficiency from certain stock compensation awards	—	—	(1,613)	—	—	(1,613)
Other equity adjustments	—	—	3,146	2	—	3,148
Balance at December 31, 2010	$76,307	$58,089	$652,288	$(269,154)	$1,348	$518,878
(Continued)
Balance, December 31, 2010	$76,307	$58,089	$652,288	$(269,154)	$1,348	$518,878
Net income/ (loss) attributable to the Company	—	—	—	39,137	—	39,137
Other comprehensive income/ (loss), net	—	—	—	—	2,246	2,246
Dividends paid to common shareholders: $0.04 per share	—	—	(3,089)	—	—	(3,089)
Dividends paid to preferred shareholder	—	—	(290)	—	—	(290)
Net proceeds from issuance of:
828,061 shares of common stock	828	—	4,706	—	—	5,534
847,532 shares of incentive stock grants, net of cancellations and forfeitures	848	—	(848)	—	—	—
Amortization of stock compensation and employee stock purchase plan	—	—	6,867	—	—	6,867
Stock options exercised	40	—	165	—	—	205
Tax deficiency from certain stock compensation awards	—	—	(1,706)	—	—	(1,706)
Other equity adjustments	—	—	(1,657)	—	—	(1,657)
Balance, December 31, 2011	$78,023	$58,089	$656,436	$(230,017)	$3,594	$566,125
(Continued)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/ (Loss)	Total
	(In thousands, except share data)
Balance at December 31, 2011	$78,023	$58,089	$656,436	$(230,017)	$3,594	$566,125
Net income attributable to the Company	—	—	—	53,271	—	53,271
Other comprehensive income/ (loss), net:	—	—	—	—	(1,470)	(1,470)
Dividends paid to common shareholders: $0.04 per share	—	—	(3,125)	—	—	(3,125)
Dividends paid to preferred shareholder	—	—	(290)	—	—	(290)
Repurchase of Carlyle warrants and Director’s warrants	—	—	(15,000)	—	—	(15,000)
Net proceeds from issuance of:
193,517 shares of common stock	194	—	1,021	—	—	1,215
422,056 shares of incentive stock grants, net of cancellations and forfeitures	422	—	(422)	—	—	—
Amortization of stock compensation and employee stock purchase plan	—	—	7,531	—	—	7,531
Stock options exercised	105	—	633	—	—	738
Tax deficiency from certain stock compensation awards	—	—	(1,588)	—	—	(1,588)
Other equity adjustments	—	—	(4,305)	—	—	(4,305)
Balance at December 31, 2012	$78,744	$58,089	$640,891	$(176,746)	$2,124	$603,102

 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income/ (loss) attributable to the Company	$53,271	$39,137	$(10,970)
Adjustments to arrive at net income/ (loss) from continuing operations
Net income attributable to noncontrolling interests	3,122	3,148	2,586
Net pre-tax (gain)/ loss from operating activities of discontinued operations	(9,946)	(10,631)	(6,719)
Net pre-tax gain on sale of discontinued operations	(221)	—	—
Tax expense from discontinued operations	2,532	4,447	2,976
Net income/ (loss) from continuing operations	48,758	36,101	(12,127)
Adjustments to reconcile net income/ (loss) from continuing operations to net cash provided by/ (used in) operating activities:
Depreciation and amortization	18,888	18,051	17,370
Net income attributable to noncontrolling interests	(3,122)	(3,148)	(2,586)
Equity issued as compensation	7,531	6,867	5,528
Provision/ (credit) for loan losses	(3,300)	13,160	87,178
Loans originated for sale	(240,296)	(156,441)	(210,447)
Proceeds from sale of loans held for sale	222,621	154,480	214,523
Gain on the repurchase of debt	(3,444)	(4,230)	—
Deferred income tax expense/ (benefit)	3,648	7,798	(25,981)
Net decrease/ (increase) in other operating activities	6,094	6,202	85
Net cash provided by/ (used in) operating activities of continuing operations	57,378	78,840	73,543
Net cash provided by/ (used in) operating activities of discontinued operations	(5,566)	7,506	8,488
Net cash provided by/ (used in) operating activities	51,812	86,346	82,031
Cash flows from investing activities:
Investment securities available for sale:
Purchases	(364,021)	(731,379)	(785,644)
Sales	49,336	162,728	434,919
Maturities, redemptions, and principal payments	451,284	518,396	435,792
Investment securities held to maturity:
Purchases	—	—	(500)
Maturities, sales, and principal payments	—	—	2,500
(Investments)/ distributions in trusts, net	(713)	231	(547)
(Purchase)/ redemption of Federal Home Loan Banks stock	1,733	2,132	1,644
Net increase in portfolio loans	(568,995)	(208,512)	(278,131)
Proceeds from recoveries of loans previously charged-off	8,428	11,975	9,520
Proceeds from sale of OREO	5,021	24,513	21,235
Proceeds from sale of portfolio loans	109,934	—	18,434
Proceeds from sale and repayments of non-strategic loan portfolio, net of advances	—	1,000	4,323
Capital expenditures, net of sale proceeds	(6,532)	(8,877)	(4,384)
(Continued)

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash received from dispositions, net of cash divested/ (cash paid for acquisitions, including deferred acquisition obligations, net of cash acquired)	5,964	2,752	(31,525)
Cash provided by/ (used in) other investing activities of continuing operations	(1,561)	—	—
Net cash provided by/ (used in) investing activities—continuing operations	(310,122)	(225,041)	(172,364)
Net cash provided by/ (used in) investing activities—discontinued operations	(21)	(1,126)	(6,801)
Net cash provided by/ (used in) investing activities	(310,143)	(226,167)	(179,165)
Cash flows from financing activities:
Net increase in deposits, including deposits held for sale	548,732	43,685	231,507
Net (decrease)/ increase in securities sold under agreements to repurchase and other	(14,472)	(127,807)	15,221
Net (decrease)/ increase in short-term Federal Home Loan Bank borrowings	40,000	(10,000)	10,000
Advances of long-term Federal Home Loan Bank borrowings	35,000	119,313	177,040
Repayments of long-term Federal Home Loan Bank borrowings	(188,706)	(163,168)	(166,370)
Repurchase of debt	(33,749)	(6,988)	—
Repurchase of Series C Preferred stock	—	—	(154,000)
Dividends paid to common shareholders	(3,125)	(3,089)	(2,900)
Dividends paid to preferred shareholders	(290)	(290)	(3,099)
Tax deficiency from certain stock compensation awards	(1,588)	(1,706)	(1,613)
Repurchase of warrants	(15,000)	—	—
Proceeds from stock option exercises	738	205	474
Proceeds from issuance of common stock, net	1,215	1,244	34,077
Distributions paid to noncontrolling interests	(3,851)	(2,149)	(2,194)
Other equity adjustments	(1,183)	492	5,342
Net cash provided by/ (used in) financing activities—continuing operations	363,721	(150,258)	143,485
Net cash provided by/ (used in) financing activities—discontinued operations	—	—	—
Net cash provided by/ (used in) financing activities	363,721	(150,258)	143,485
Net increase/ (decrease) in cash and cash equivalents	105,390	(290,079)	46,351
Cash and cash equivalents at beginning of year	203,354	493,433	447,082
Cash and cash equivalents at end of year	$308,744	$203,354	$493,433
Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$41,620	$51,802	$72,998
Cash paid for income taxes, net of (refunds received)	15,358	11,300	11,621
Change in unrealized gain/ (loss) on securities available for sale, net of tax	(1,471)	3,236	(3,207)
Change in unrealized gain/ (loss) on cash flow hedges, net of tax	137	(1,735)	(3,021)
Change in unrealized gain/ (loss) on other, net of tax	(136)	745	4
Non-cash transactions:
Available for sale investments transferred to other investments at fair value	—	750	—
Held to maturity investments transferred to available for sale or other investments at amortized cost	—	500	—
Loans transferred into/ (out of) held for sale from/ (to) portfolio	385,423	(526)	18,360
Loans charged-off	(17,185)	(27,424)	(66,739)
Loans transferred into other real estate owned from held for sale or portfolio	2,689	11,118	19,863
Deposits transferred to deposits held for sale	194,084	—	—
Equity issued for acquisitions, including deferred acquisition obligations	—	4,290	3,303

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Boston Private Financial Holdings, Inc. (the “Company” or “BPFH”), is a holding company (the “Holding Company”) with three reportable segments: Private Banking, Investment Management, and Wealth Advisory.
On May 27, 2011, Boston Private Bank & Trust Company (the “Bank” or “Boston Private Bank”), a trust company chartered by The Commonwealth of Massachusetts, insured by the Federal Deposit Insurance Corporation (the “FDIC”), and a wholly-owned subsidiary of the Company, merged, as the surviving bank, with Borel Private Bank & Trust Company (“Borel”), First Private Bank & Trust (“FPB”), and Charter Private Bank (“Charter”), all of which were also wholly-owned subsidiaries of the Company.
Boston Private Bank operates primarily in four geographic markets: New England, San Francisco Bay, Southern California, and the Pacific Northwest. The Bank currently conducts business under the name of Boston Private Bank & Trust Company in all markets. In the third quarter of 2012, the San Francisco Bay market switched from conducting business under the name of Borel Private Bank & Trust Company, a Division of Boston Private Bank & Trust Company, to conducting business under the name of Boston Private Bank. In December 2012, the Bank entered into a definitive agreement to sell its three offices in the Pacific Northwest market.
The Investment Management segment has two consolidated affiliates, consisting of Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”) and Anchor Capital Holdings, LLC (“Anchor”) (together, the “Investment Managers”). Anchor was the parent company of Anchor Capital Advisors LLC (“Anchor Capital Advisors”) and Anchor/Russell Capital Advisors LLC (“Anchor Russell”), both of which are registered investment advisers. Effective January 1, 2013, Anchor Russell merged into Anchor Capital Advisors, with Anchor Capital Advisors as the surviving entity. Given that there was only one remaining subsidiary of Anchor, there was no longer a need for a parent of Anchor Capital Advisors and Anchor was therefore dissolved. As of January 1, 2013, Anchor Capital Advisors will be the consolidated affiliate of Boston Private.
The Wealth Advisory segment has two consolidated affiliates, consisting of KLS Professional Advisors Group, LLC (“KLS”) and Bingham, Osborn & Scarborough, LLC (“BOS”) (together, the “Wealth Advisors” and, together with the Investment Managers, the “non-banks”). In the second quarter of 2012, the Company sold its affiliate Davidson Trust Company (“DTC”). The Company recorded a gain of $0.8 million on the DTC transaction, which includes $0.6 million of tax benefits. Accordingly, prior period and current financial information related to DTC is included with discontinued operations. In addition, at December 31, 2010, the Company held an equity interest in Coldstream Holdings, Inc. of approximately 45%, which it sold in January 2011.
Basis of Presentation
The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation, and the portion of income allocated to owners other than the Company is included in “Net income/ (loss) attributable to noncontrolling interests” in the consolidated statements of operations. Redeemable noncontrolling interests in the consolidated balance sheets reflect the maximum redemption value of agreements with other owners. All accounts related to divested affiliates are included within the results of discontinued operations for all periods presented.
The Company applies the equity method of accounting to investments in which the Company or its subsidiaries do not hold a majority interest. The Company includes its proportionate share of earnings of equity method investments within other income in the consolidated statements of operations. Equity method investments, which include affordable housing partnerships, and other partnership holdings were $7.1 million, and $7.2 million at December 31, 2012 and 2011, respectively and were included in other assets in the consolidated balance sheets.
The financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) (“GAAP”). Reclassifications of amounts in prior year consolidated financial statements are made whenever necessary to conform to the current year’s presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Significant Group Concentrations of Credit Risk
Most of the Company’s activities are with clients within the New England, San Francisco Bay, Southern California, and Pacific Northwest regions of the country. The Company does not believe it has any significant concentrations in any one industry, geographic location, or with any one client. Part II. Item 8. “Financial Statements and Supplementary Data—Note 4: Investment Securities,” highlights the types of securities in which the Company invests, and Part II. Item 8. “Financial Statements and Supplementary Data—Note 5: Loan Portfolio and Credit Quality,” describes the concentration of the Private Banking loan data based on the location of the lender.
Statement of Cash Flows
For purposes of reporting cash flows, the Company considers cash and due from banks and federal funds sold, all of which have original maturities with 90 days or less, to be cash equivalents.
Cash and Due from Banks
The Bank is required to maintain average reserve balances in an account with the Federal Reserve based upon a percentage of certain deposits. As of December 31, 2012 and 2011, the daily amounts required to be held in the aggregate for the Bank were $36.1 million and $22.4 million, respectively.
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
The Company conducts a quarterly review and evaluation of its investment securities to determine if the decline in fair value of a security below its amortized cost is deemed to be other-than-temporary. Other-than-temporary impairment losses are recognized on securities when: (i) the holder has an intention to sell the security; (ii) it is more likely than not that the security will be required to be sold prior to recovery; or (iii) the holder does not expect to recover the entire amortized cost basis of the security. Other-than-temporary losses are reflected in earnings as a charge against gain on sale of investments, net, to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company has no intention to sell any securities in an unrealized loss position at December 31, 2012 nor is it more likely than not that the Company would be required to sell such securities prior to the recovery of the unrealized losses. As of December 31, 2012, the Company believes that all impairments of investment securities are temporary in nature. No other-than-temporary impairment losses were recognized in the consolidated statements of operations for the years ended December 31, 2012, 2011, and 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Loans Held for Sale
Loans originated and held for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Fair value is based on commitments on hand from investors or prevailing market prices. Unrealized losses, if any, are recognized through a valuation allowance by charges to income. Loans transferred to the held for sale category from the loan portfolio are transferred at the lower of cost or fair value, usually as determined at the individual loan level. If fair value is less than cost, then a charge for the difference will be made to the allowance for loan losses. Gains or losses on the sale of loans are recognized at the time of sale on a specific identification basis. Certain large groups of loans sold as a group, such as the Pacific Northwest market loans at December 31, 2012, are transferred at the lower of cost or fair value as determined based on the group of loans transferred. Interest income is recognized on an accrual basis when earned.
Loans
Loans are carried at the principal amount outstanding, net of deferred loan origination fees and costs, or for purchased loans, net of premium or discount. Loan origination fees, net of related direct incremental loan origination costs and premium or discount on purchased loans, are deferred and recognized into income over the contractual lives of the related loans as an adjustment to the loan yield, using the level-yield method. If a loan is paid off prior to maturity, the unamortized portion of net fees/cost is recognized into interest income. If a loan is sold, the unamortized portion of net fees/cost is recognized at the time of sale as a component of the gain or loss on sale of loans.
When the Company analyzes its loan portfolio to determine the adequacy of its allowance for loan losses and analyzes problem loans, it categorizes the loans by portfolio segment and class of financing receivable based on the similarities in risk characteristics for the loans. The Company has determined that its portfolio segments and classes of financing receivables are one and the same. The level at which the Company develops and documents its allowance for loan loss methodology is consistent with the grouping of financing receivables based upon the groups’ initial measurement attributes, the risk characteristics of the groups of financing receivables, and the Company’s method for monitoring and assessing the groups’ credit risks. These portfolio segments and classes of financing receivables are:

•	Commercial and industrial

•	Commercial real estate

•	Construction and land

•	Residential mortgage

•	Home equity

•	Consumer and other
The past due status of a loan is determined in accordance with its contractual repayment terms. All portfolio segments are reported past due when one scheduled payment is due and unpaid for 30 days or more.
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. When management determines that it is probable that the Bank will not collect all principal and interest on a loan in accordance with the original loan terms, the loan is designated as impaired. Impaired loans are usually commercial loans, which include construction and land loans, for which it is probable that the Company will not collect all amounts due according to the contractual terms of the loan agreement, and all loans restructured in a troubled debt restructuring. Accrual of interest income is discontinued and all interest previously accrued but not collected is reversed against current period interest income when a loan is initially classified as nonaccrual. Generally, interest received on nonaccrual loans is applied against principal or, on a limited basis, reported as interest income on a cash basis, when according to management’s judgment, the collectability of principal is reasonably assured. The Bank’s general policy for returning a loan to accrual status requires the loan to be brought current, for the client to show a history of making timely payments (generally six consecutive months), and when the financial position of the borrower and other relevant factors indicate there is no longer doubt as to the collectability of the loan.
The Bank’s loan commitments are generally short term in nature with terms that are primarily variable. Given the limited interest rate exposure posed by the commitments, the Bank had estimated the fair value of the commitments to be immaterial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Credit Quality Indicators
The Bank uses a risk rating system to monitor the credit quality of its loan portfolio. Loan classifications are assessments made by the Bank of the status of the loans based on the facts and circumstances known to the Bank, including management’s judgment, at the time of assessment. Some or all of these classifications may change in the future if there are unexpected changes in the financial condition of the borrower, including but not limited to, changes resulting from continuing deterioration in general economic conditions on a national basis or in the local markets in which the Bank operates adversely affecting, among other things, real estate values. Such conditions, as well as other factors which adversely affect borrowers’ ability to service or repay loans, typically result in changes in loan default and charge-off rates, and increased provisions for loan losses, which would adversely affect the Company’s financial performance and financial condition. These circumstances are not entirely foreseeable and, as a result, it may not be possible to accurately reflect them in the Company’s analysis of credit risk.
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
Special Mention - Loans rated in this category are defined as having potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects for the credit or the Bank’s credit position. These loans are currently protected but have the potential to deteriorate to a substandard rating. For commercial loans, the borrower’s financial performance may be inconsistent or below forecast, creating the possibility of liquidity problems and shrinking debt service coverage. In loans having this rating, the primary source of repayment is still good, but there is increasing reliance on collateral or guarantor support. Collectability of the loan is not yet in jeopardy. In particular, loans in this category are considered more variable than other categories, since they will typically migrate through categories more quickly.
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
Restructured Loans
When the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to a troubled borrower that it would not otherwise consider, the loan is classified as a restructured loan pursuant to Accounting Standards Codification (“ASC”) 470, Debt. The concession either stems from an agreement between the creditor and the bank or is imposed by law or a court. The concessions may include:

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
General reserves are calculated for each loan pool consisting of acceptable or pass graded loans segregated by portfolio segment, by applying estimated net loss percentages based upon the Bank’s actual historical net charge-offs and, adjusted as appropriate, on a consistent manner based upon consideration of qualitative factors to arrive at a total loss factor for each portfolio segment. The rationale for qualitative adjustments is to more accurately reflect the current inherent risk of loss in the respective portfolio segments than would be determined through the sole consideration of the Bank’s actual historical net charge-off rates. The numerical factors assigned to each qualitative factor are based upon observable data, if applicable, as well as management’s analysis and judgment. The qualitative factors considered by the Company include:

•	Volume and severity of past due, nonaccrual, and adversely graded loans,

•	Volume and terms of loans,

•	Concentrations of credit,

•	Management’s experience, as well as loan underwriting and loan review policy and procedures,

•	Economic and business conditions impacting the Bank’s loan portfolio, as well as consideration of collateral values, and

•	External factors, including consideration of loss factor trends, competition, and legal and regulatory requirements.
The Bank makes an independent determination of the applicable loss rate for these factors based on relevant local market conditions, credit quality, and portfolio mix. Each quarter, the Bank reviews the loss factors to determine if there have been any changes in its loan portfolio, market conditions, or other risk indicators which would result in a change to the current loss factor.
Allocated reserves on non-impaired special mention and substandard loans reflect management’s assessment of increased risk of losses associated with these types of graded loans. An allocated reserve is assigned to these pools of loans based upon management’s consideration of the credit attributes of individual loans within each pool of loans, including consideration of loan to value ratios, past due status, strength and willingness of the guarantors, and other relevant attributes, as well as the qualitative factors considered for the general reserve as discussed above. These considerations are determined separately for each type of portfolio segment. The allocated reserves are a multiple of the general reserve for each respective portfolio segments, with a greater multiple for loans with increased risk (i.e., special mention loans versus substandard loans).
A loan (usually a commercial type loan) is considered impaired in accordance with ASC 310 when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured based on the fair value of the loan, expected future cash

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

flows discounted at the loan’s effective interest rate, or as a practical expedient, impairment may be determined based upon the observable market price of the loan, or the fair value of the collateral, less estimated costs to sell, if the loan is “collateral dependent.” For collateral dependent loans, appraisals are generally used to determine the fair value. Generally real estate appraisals are updated every 12 to 18 months or sooner, if deemed necessary during periods of declining value, if a loan continues to be impaired. Appraised values are generally discounted for factors such as the Bank’s intention to liquidate the property quickly in a foreclosure sale or the date when the appraisal was performed if the Bank believes that collateral values have declined since the date the appraisal was done. The Bank may use a broker opinion of value in addition to an appraisal to validate the appraised value. In certain instances, the Bank may consider broker opinions of value as well as other qualitative factors while an appraisal is being prepared due to the time constraint generally in obtaining new appraisals.
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
Other Real Estate Owned (“OREO”)
OREO is comprised of property acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure in partial or total satisfaction of certain loans. Properties are recorded at the lower of the recorded investment in the loan at the time of acquisition or the fair value, as established by a current appraisal, comparable sales, and other estimates of value obtained principally from independent sources, less estimated costs to sell. Any decline in fair value compared to the carrying value of a property at the time of acquisition is charged against the allowance for loan losses. Any subsequent valuation adjustments to reflect declines in current fair value, as well as gains or losses on disposition are reported in gain/(loss) on OREO, net in the consolidated statements of operations. Expenses incurred for holding or maintaining OREO properties such as real estate taxes, utilities, and insurance are treated as period costs and charged to other operating expenses in the consolidated statements of operations. Rental income earned, although generally minimal, is offset against other operating expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Valuation of Goodwill/Intangible Assets and Analysis for Impairment
The Company allocates the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Other intangible assets identified in acquisitions generally consist of advisory contracts, core deposit intangibles, and non-compete agreements. The value attributed to advisory contracts is based on the time period over which they are expected to generate economic benefits. The advisory contracts are generally amortized over 8-15 years depending on the contract. Core deposit intangibles are valued based on the expected longevity of the core deposit accounts and the expected cost savings associated with the use of the existing core deposit base rather than alternative funding sources. The core deposit intangibles are generally amortized, on an accelerated basis, over a period of 10-12 years. The Company currently has no core deposit intangibles. Non-compete agreements are valued based on the expected receipt of future economic benefits protected by clauses in the non-compete agreements that restrict competitive behavior. Non-compete agreements are amortized over the expected life of the agreement, generally seven years.
Other intangible assets with definite lives are tested for impairment at the reporting unit level at least annually in the fourth quarter or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. The Company tests other intangible assets with definite lives for impairment by comparing the carrying amount to the sum of the net undiscounted cash flows expected to be generated by the asset whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the carrying amount of the asset exceeds its net undiscounted cash flows, then an impairment loss is recognized for the amount by which the carrying amount exceeds its fair value, determined based upon the discounted value of the expected cash flows generated by the asset. The intangible impairment test is performed at the reporting unit level, and each affiliate is considered a reporting unit for goodwill and intangible impairment testing purposes, if applicable. Intangible assets with an indefinite useful economic life are not amortized, but are subject to impairment testing at the reporting unit on an annual basis, or when events or changes in circumstances indicate that the carrying amounts are impaired.
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
For the Investment Management and Wealth Advisory segments, the Company utilizes both the income and market approaches to determine fair value. The income approach is primarily based on discounted cash flows derived from assumptions of income statement activity. For the market approach, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and revenue multiples of comparable companies are selected and applied to the financial services reporting unit’s applicable metrics.

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
Management considered the following items in evaluating the need for a valuation allowance:

▪	Cumulative pre-tax income, as adjusted for permanent book-to-tax differences, during the 2010 through 2012 period.

▪	Deferred tax assets are expected to reverse in periods when there will be taxable income.

▪	The Company projects sufficient future taxable income to be generated by operations during the available carryforward period.

▪	Certain tax planning strategies are available, such as reducing investments in tax-exempt securities.

▪	The Company has not had any operating loss or tax credit carry-overs expiring unused in recent years.
The Company believes that it is more likely than not that the net deferred tax asset will be realized based primarily on the generation of future taxable income, as well as the ability to carry back current taxable income. The net deferred tax asset at December 31, 2012 and 2011 is net of a valuation allowance for capital losses. Capital losses are deductible to the extent of offsetting capital gains and the Company does not anticipate that it will generate capital gains in future periods. Therefore, the Company has recorded a valuation allowance on capital losses in excess of capital gains as of December 31, 2012 and 2011.
Derivative Instruments and Hedging Activities
The Company records derivatives on the consolidated balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For derivatives designated as fair value hedges, changes in the fair value of the derivative are recognized in earnings together with the changes in the fair value of the related hedged item. Therefore, the net amount, if any, representing hedge ineffectiveness, is reflected in earnings.
Debt Issuance Costs
Debt issuance costs related to the issuance of long-term debt are recorded as a prepaid asset. The costs associated with the debt are amortized using the effective yield method over the life of the securities. For long-term debt repurchased prior to maturity, an adjustment to the prepaid asset is made at the time of repurchase. The Company had approximately $0.4 million and $1.6 million in unamortized debt issuance costs at December 31, 2012 and 2011, respectively.
Investment Management and Wealth Advisory Fees
The Company generates fee income from providing investment management and trust services to its clients at the Bank and from providing investment management and wealth advisory services through the Investment Managers and the Wealth Advisors. Investment management fees are generally based upon the value of assets under management and are billed monthly, quarterly, or annually. Asset-based advisory fees are recognized as services are rendered and are based upon a percentage of the fair value of client assets managed. Certain wealth advisory fees are not asset-based and are negotiated individually with clients. Any fees collected in advance are deferred and recognized as income over the period earned. Performance-based advisory fees are generally assessed as a percentage of the investment performance realized on a client’s account, generally over an annual period, and are not recognized until any contingencies in the contract that could require the performance fee to be reduced have been eliminated.
Assets under management and advisory (“AUM”) at the Company’s consolidated affiliates totaled $20.4 billion and $18.1 billion at December 31, 2012 and 2011, respectively. These assets are not included in the consolidated financial statements since they are held in a fiduciary or agency capacity and are not assets of the Company.
Stock-Based Incentive Plans
At December 31, 2012, the Company has four stock-based incentive compensation plans. These plans encourage and enable the officers, employees, and non-employee directors of the Company to acquire an interest in the Company. The Company accounts for share-based awards in accordance with ASC 718, Compensation – Stock Compensation. Costs resulting from the issuance of such share-based payment awards are required to be recognized in the financial statements based on the grant date fair value of the award. Stock-based compensation expense is recognized over the requisite service period, which is generally the vesting period.
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
Unvested time-based restricted stock and Series B Non-Cumulative Perpetual Contingent Convertible Preferred Stock (“Series B Preferred”), both of which include the right to receive non-forfeitable dividends, are considered to participate with common stock in undistributed earnings for purposes of computing EPS. Companies, such as BPFH, that have such participating securities are required to calculate basic EPS using the two-class method and diluted EPS using the more dilutive amount resulting from the application of either the two-class method or the if-converted method. Calculations of basic and diluted EPS under the two-class method (i) exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities, and (ii) exclude from the denominator the dilutive impact of the participating securities. Calculations of EPS under the if-converted method (i) include in the numerator any dividends paid or owed on participating securities, and (ii) include the dilutive impact of the participating securities using the treasury stock method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the calculation the Company’s EPS, see Part II. Item 8. “Financial Statements and Supplementary Data—Note 16: Earnings Per Share.”
Recent Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board (“FASB”) issued updated guidance, Accounting Standards Updates (“ASU”) 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The amendments in this update regarding the impairment testing applicable to indefinite-lived intangible assets, is similar to the impairment guidance issued in ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment, applicable to goodwill. Under the updated guidance, an entity may assess qualitative factors (such as changes in management, key personnel, strategy, key technology or customers) that may impact the fair value of the indefinite-lived intangible asset and lead to the determination that it is more likely than not that the fair value of the asset is less than its carrying value. If an entity determines that it is more likely than not that the fair value of the intangible asset is less than its carrying value, an impairment test must be performed. The impairment test requires an entity to calculate the estimated fair value of the indefinite-lived intangible asset. If the carrying value of the indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss is recognized in an amount equal to the excess. The updated guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted provided the Company has not yet performed its 2012 impairment test or issued its financial statements. The Company does not intend to early adopt. The adoption of this ASU is not expected to have a material effect on the Company’s consolidated financial statements.
In May 2011, the FASB issued new guidance, ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). The amendments in this update further clarify the requirements in U.S. GAAP for measuring fair value and enhance the disclosures for information about fair value measurements. The new guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and its adoption did not have a significant impact on the Company’s consolidated financial statements.
In June 2011, the FASB issued new guidance, ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under this new guidance, an entity must present the components of net income and comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance eliminates the option to present other comprehensive income in the statement of shareholders’ equity. The new guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05, which defers indefinitely certain changes related to the presentation of reclassification adjustments in ASU 2011-05. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.
In September 2011, the FASB issued new guidance, ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This new guidance allows entities to perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value in order to determine if quantitative testing is required. This qualitative assessment is optional and is intended to reduce the cost and complexity of annual goodwill impairment tests. The new guidance was effective for annual and interim impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption was allowed provided the entity had not yet performed its 2011 impairment test or issued its financial statements. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.
In December 2011, the FASB issued new guidance, ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this update require entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The new guidance is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013 and requires a retrospective application for all comparative periods which are presented. The Company does not expect that this ASU will have a material effect on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.RESTRUCTURING
On May 27, 2011, the Company completed the merger of its four private banks, operating in the New England, San Francisco Bay, Southern California and Pacific Northwest markets, under a single Massachusetts charter. During this period of restructuring, the Company sought to reduce expenses by simplifying the portfolio businesses and streamlining the Holding Company structure, while incurring certain merger-related expenses such as severance charges, costs to terminate contracts, legal, audit and consulting costs, and other costs. The Company had substantially completed the merger-related restructuring as planned in the first half of 2012.
During the second half of 2012, the Company implemented a senior executive restructuring of the Holding Company leadership and Bank management. The purpose of this restructuring was to create a more streamlined organization and to refine the Company’s cost base. To implement the new structure, the Company incurred an additional severance charge of $4.8 million. The Company expects no additional severance charges associated with this initiative.
Restructuring expenses incurred since the plans of restructuring were first implemented in 2011 totaled $14.0 million, with the Private Banking segment incurring $9.5 million, and the remaining $4.5 million incurred by the Holding Company.
The following table presents a summary of the restructuring activity for the years ended December 31, 2012 and 2011.

	Severance Charges	Contract Termination Fees	Professional Expenses	Other Associated Costs	Total
	(In thousands)
Accrued charges at December 31, 2010	$—	$—	$—	$—	$—
Costs incurred	3,947	871	2,539	698	8,055
Costs paid	(1,289)	(660)	(2,309)	(698)	(4,956)
Accrued charges at December 31, 2011	2,658	211	230	—	3,099
Costs incurred	4,798	705	280	128	5,911
Costs paid	(3,939)	(818)	(502)	(128)	(5,387)
Accrued charges at December 31, 2012	$3,517	$98	$8	$—	$3,623

3.DIVESTITURES AND ACQUISITIONS
Assets held for sale
In December 2012, the Bank announced plans to sell its three offices in the Pacific Northwest market. The assets and liabilities to be included in this transaction did not meet the criteria for classification as a component of an entity, and therefore are classified as held for sale, and not discontinued operations, at December 31, 2012. Within loans held for sale on the consolidated balance sheet, $276.7 million of the balance at December 31, 2012 relate to the Pacific Northwest transaction. All of the deposits held for sale at December 31, 2012 of $194.1 million relate to the Pacific Northwest transaction. All other assets that will be included in the Pacific Northwest transaction, approximating $3.2 million, have been classified as other assets held for sale and are included within other assets on the consolidated balance sheet at December 31, 2012. All other liabilities that will be included in the Pacific Northwest transaction, approximating $0.1 million, have been classified as other liabilities held for sale and are included within other liabilities on the consolidated balance sheet at December 31, 2012.
Divestitures
In the second quarter of 2012, the Company divested its interests in DTC, formerly an affiliate in the Wealth Advisory segment. The Company recorded a gain of $0.8 million on the DTC transaction, which includes $0.6 million of tax benefits. The Company will have no future influence on DTC and defers potential future gains from contingent payments, if any, until determinable. Such contingent payments are included in net income/ (loss) from discontinued operations in the consolidated statements of operations for the period in which the revenue is recognized.
In 2009, the Company divested its interests in Westfield Capital Management Company, LP, formerly known as Westfield Capital Management Company, LLC (“Westfield”), Gibraltar Private Bank & Trust Company (“Gibraltar”), RINET Company, LLC (“RINET”), Sand Hill Advisors, LLC (“Sand Hill”), and Boston Private Value Investors, Inc. (“BPVI”). The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Company will have no future influence on Gibraltar and will not receive any future operating cash flows from Gibraltar. The Company will have no future influence on RINET, Sand Hill, or BPVI and defers potential future gains from contingent payments, if any, until determinable. Such contingent payments are included in net income/ (loss) from discontinued operations in the consolidated statements of operations for the period in which the revenue is recognized.
While the Company will continue to have no significant involvement or influence on Westfield, it retains a 12.5% share in Westfield’s revenues (up to an annual maximum of $11.6 million) through December 2017 subject to certain conditions. The Company defers gains related to these payments until determinable. Such revenue share payments are included in net income from discontinued operations in the consolidated statements of operations for the period in which the revenue is recognized.
Acquisitions
In January 2010, the Company increased its investment in KLS to 100% from 81%. The acquisition of the remaining 19% interest of KLS was made pursuant to the Amended and Restated Limited Liability Agreement (“Agreement”) between the Company and the minority shareholders of KLS dated December 31, 2004. The consideration paid by the Company was approximately $29.7 million which was determined based upon the terms in the original Agreement. The acquisition of the remaining interest eliminated their noncontrolling interests’ share of the income.

4.     INVESTMENT SECURITIES
The following table presents a summary of investment securities:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
At December 31, 2012:
Available for sale securities at fair value:
U.S. government and agencies	$2,781	$—	$(28)	$2,753
Government-sponsored entities	154,058	962	(18)	155,002
Municipal bonds	207,952	3,172	(140)	210,984
Mortgage-backed securities (1)	313,239	5,597	(909)	317,927
Other	12,526	120	(12)	12,634
Total	$690,556	$9,851	$(1,107)	$699,300

At December 31, 2011:
Available for sale securities at fair value:
U.S. government and agencies	$4,603	$20	$(21)	$4,602
Government-sponsored entities	378,055	1,458	(90)	379,423
Corporate bonds	4,953	—	(41)	4,912
Municipal bonds	196,961	3,733	(19)	200,675
Mortgage-backed securities (1)	248,329	6,403	(388)	254,344
Other	474	95	(29)	540
Total	$833,375	$11,709	$(588)	$844,496
___________________

(1)	All mortgage-backed securities are guaranteed by U.S. government agencies or Government-sponsored entities.
In the tables below, the weighted average yield is calculated based on average amortized cost which does not include the effect of unrealized changes in fair value that are reflected as a component of shareholders’ equity. Certain securities are callable before their final maturity. Additionally, certain securities (such as mortgage-backed securities) are shown within the table below based on their final (contractual) maturity, but, due to prepayments and amortization, are expected to have shorter lives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the maturities of investment securities available for sale, based on contractual maturity, and the weighted average yields of such securities as of December 31, 2012:

	U.S. government and agencies (1)			Government-sponsored entities (1)
	Amortized cost	Fair value	Weighted average yield	Amortized cost	Fair value	Weighted average yield
	(In thousands)
Within one year	$—	$—	—%	$19,447	$19,659	2.01%
After one, but within five years	—	—	—%	124,611	125,335	0.97%
After five, but within ten years	2,781	2,753	3.27%	10,000	10,008	1.55%
Greater than ten years	—	—	—%	—	—	—%
Total	$2,781	$2,753	3.27%	$154,058	$155,002	1.13%

	Municipal bonds (1)			Mortgage-backed securities (2)
	Amortized cost	Fair value	Weighted average yield (3)	Amortized cost	Fair value	Weighted average yield
	(In thousands)
Within one year	$26,962	$27,164	3.38%	$226	$225	5.11%
After one, but within five years	101,906	103,763	2.34%	3,790	3,828	2.84%
After five, but within ten years	67,745	68,612	2.42%	12,801	13,188	2.26%
Greater than ten years	11,339	11,445	3.53%	296,422	300,686	1.83%
Total	$207,952	$210,984	2.56%	$313,239	$317,927	1.86%

	Other (4)
	Amortized cost	Fair value	Weighted average yield
	(In thousands)
Within one year	$12,526	$12,634	0.01%
After one, but within five years	—	—	—%
After five, but within ten years	—	—	—%
Greater than ten years	—	—	—%
Total	$12,526	$12,634	0.01%
___________________

(1)	Certain securities are callable before their final maturity.

(2)	Mortgage-backed securities are shown based on their final (contractual) maturity, but, due to prepayments and amortization, they are expected to have shorter lives.

(3)	Yield shown on a fully taxable equivalent (FTE) basis.

(4)	Other securities consist of money market funds and equity securities held at certain non-bank affiliates.
The weighted average remaining maturity at December 31, 2012 was 12.1 years for investment securities available for sale, with $161.9 million of investment securities available for sale callable before maturity. The weighted average remaining maturity at December 31, 2011 was 8.8 years for investment securities available for sale, with $389.9 million of investment securities available for sale callable before maturity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the proceeds from sales, gross realized gains and gross realized losses for securities available for sale that were sold during the following years:

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Proceeds from sales	$49,336	$162,728	$434,919
Realized gains	928	1,406	3,867
Realized losses	(57)	(608)	(218)
During the fourth quarter of 2010, two debt securities from a non-bank affiliate’s held to maturity portfolio were sold for a nominal gain. The sales were related to the non-bank affiliate’s portfolio management program activities. As a result of the sales from the held to maturity portfolio, the Company has tainted this portfolio. Although immaterial to the Company’s financial position, the Company reclassified the remaining held to maturity investments to available for sale or other investments as of January 1, 2011, and has not used the held to maturity classification for a period of two years.
This non-bank affiliate was subsequently sold and, as a result, the proceeds and net gain on sale of held to maturity securities from 2010 has been reclassified to discontinued operations on the Company’s consolidated statement of operations and consolidated statement of cash flows for the year ended December 31, 2010.
The following table presents information regarding securities at December 31, 2012 having temporary impairment, due to the fair values having declined below the amortized cost of the individual securities, and the time period that the investments have been temporarily impaired.

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	# of securities
	(In thousands, except number of securities)
December 31, 2012
Available for sale securities
U.S. government and agencies	$1,472	$(26)	$1,281	$(2)	$2,753	$(28)	2
Government-sponsored entities	19,982	(18)	—	—	19,982	(18)	2
Municipal bonds	20,102	(140)	—	—	20,102	(140)	13
Mortgage-backed securities	101,280	(891)	2,701	(18)	103,981	(909)	17
Other	112	(11)	12	(1)	124	(12)	12
Total	$142,948	$(1,086)	$3,994	$(21)	$146,942	$(1,107)	46
All of the U.S. government and agencies, government-sponsored entities, and mortgage-backed securities in the table above had a Standard and Poor’s credit rating of AA+. All of the municipal bonds in the table above had Moody’s credit ratings of at least Aa3. The other securities in the table above consist of equity securities. At December 31, 2012, the Company does not consider these investments other-than-temporarily impaired because the decline in fair value on investments is primarily attributed to changes in interest rates and not credit quality.
At December 31, 2012 and 2011, the amount of investment securities in an unrealized loss position greater than 12 months as well as in total was not significant and was primarily due to movements in interest rates. The Company has no intent to sell any securities in an unrealized loss position at December 31, 2012 and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized loss amounts. Subsequent to December 31, 2012 and through the date of the filing of this Annual Report on Form 10-K, no securities were downgraded to below investment grade.
Cost method investments, which are included in other assets, can be temporarily impaired when the fair values decline below the amortized costs of the individual investments. There were $0.1 million of cost method investments with unrealized losses at December 31, 2012. There were $0.1 million of cost method investments with unrealized losses at December 31, 2011. The Company invests primarily in low income housing partnerships which generate tax credits. The Company also holds partnership interests in venture capital funds formed to provide financing to small businesses and to promote community development. The Company had $24.9 million and $24.5 million in cost method investments included in other assets as of December 31, 2012 and December 31, 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the concentration of securities with any one issuer that exceeds ten percent of shareholders’ equity as of December 31, 2012:

	Amortized cost	Fair value
	(In thousands)
Federal National Mortgage Association	$259,058	$261,987
Government National Mortgage Association	107,481	109,205
Total	$366,539	$371,192

5.     LOAN PORTFOLIO AND CREDIT QUALITY
The Bank’s lending activities are currently conducted principally in New England, San Francisco Bay, Southern California, and the Pacific Northwest. However in December 2012, the Bank announced plans to sell its three offices in the Pacific Northwest market, and therefore the loans that will be included in the Pacific Northwest transaction are classified as held for sale, at December 31, 2012.
The Bank originates single and multi-family residential loans, commercial real estate loans, commercial and industrial loans, construction and land loans, and home equity and other consumer loans. Most loans are secured by borrowers’ personal or business assets. The ability of the Bank’s single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic conditions within the Bank’s lending areas. Commercial, construction, and land borrowers’ ability to repay is generally dependent upon the health of the economy and real estate values, including the performance of the construction sector in particular. Accordingly, the ultimate collectability of a substantial portion of the Bank’s loan portfolio is susceptible to changing conditions in the New England, San Francisco Bay, Southern California, and Pacific Northwest economies and real estate markets.
Total loans include deferred loan fees/ (costs), net, of $(4.2) million and $(3.2) million of net deferred loan costs as of December 31, 2012 and 2011, respectively. Deferred loan fees/ (costs) include unamortized premiums or discounts related to mortgage loans purchased by the Bank.
Mortgage loans serviced for others totaled $138.9 million and $49.4 million as of December 31, 2012 and 2011, respectively, and are not included in the total of the Company’s loans.
In 2012, the Bank transferred $108.7 million of adjustable-rate, interest-only residential first mortgage loans from its loan portfolio to the loans held for sale category, which subsequently sold for a $0.9 million net gain.
In the fourth quarter of 2012, as part of an agreement to sell its offices in the Pacific Northwest region, the Bank transferred $276.7 million of loans from its loan portfolio to the loans held for sale category. These loans were comprised of $40.8 million of commercial and industrial loans, $151.2 million of commercial real estate loans, $2.9 million of construction and land loans, $78.5 million of residential loans, $2.0 million of home equity loans, and $1.3 million of consumer loans. The loans were transferred to held for sale at their carrying values, as there is no expected gain or loss on the sale of these loans. These loans transferred to held for sale are all performing loans.
The following table presents a summary of the loan portfolio based on portfolio segment as of the dates indicated:

	December 31, 2012	December 31, 2011
	(In thousands)
Commercial and industrial	$806,326	$678,048
Commercial real estate	1,691,350	1,678,274
Construction and land	137,570	153,709
Residential	1,906,089	1,823,403
Home equity	123,551	143,698
Consumer and other	149,250	174,096
Total Loans	$4,814,136	$4,651,228

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents nonaccrual loans receivable by class of receivable as of the dates indicated:

	December 31, 2012	December 31, 2011
	(In thousands)
Commercial and industrial	$4,337	$3,759
Commercial real estate	41,696	38,581
Construction and land	2,213	7,772
Residential	11,744	17,513
Home equity	660	457
Consumer and other	95	27
Total	$60,745	$68,109
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, although infrequent, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were $3.6 million of loans 90 days or more past due, but still accruing, as of December 31, 2012 and an immaterial amount as of December 31, 2011. The Bank’s policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six consecutive months). For TDRs, a return to accrual status generally requires timely payments for a period of six months, along with meeting other criteria. TDRs are assessed on a case-by-case basis.
The following tables present an age analysis of loans receivable by class of receivable as of the dates indicated:

	December 31, 2012
	Accruing Past Due				Nonaccrual Loans
	30-59 Days Past Due (1)	60-89 Days Past Due	90 Days or Greater Past Due	Total Accruing Past Due	Current Payment Status	30-89 Days Past Due	90 Days or Greater Past Due	Total Non- accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$10,684	$210	$257	$11,151	$3,073	$—	$1,264	$4,337	$790,838	$806,326
Commercial real estate	3,331	4,572	3,249	11,152	29,125	8,913	3,658	41,696	1,638,502	1,691,350
Construction and land	42	3,216	50	3,308	723	137	1,353	2,213	132,049	137,570
Residential	20,194	3,218	—	23,412	5,101	1,980	4,663	11,744	1,870,933	1,906,089
Home equity	119	39	—	158	300	—	360	660	122,733	123,551
Consumer and other	569	182	—	751	93	—	2	95	148,404	149,250
Total	$34,939	$11,437	$3,556	$49,932	$38,415	$11,030	$11,300	$60,745	$4,703,459	$4,814,136
_____________________

(1)	Does not include one commercial and industrial 30-59 day delinquent loan totaling $0.3 million that was transferred from the loan portfolio to the loans held for sale category as of December 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2011
	Accruing Past Due				Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Accruing Past Due	Current Payment Status	30-89 Days Past Due	90 Days or Greater Past Due	Total Non- accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$1,284	$364	$—	$1,648	$2,866	$566	$327	$3,759	$672,641	$678,048
Commercial real estate	6,779	2,136	—	8,915	32,096	2,310	4,175	38,581	1,630,778	1,678,274
Construction and land	48	26	32	106	4,825	172	2,775	7,772	145,831	153,709
Residential	8,997	5,410	—	14,407	7,236	1,849	8,428	17,513	1,791,483	1,823,403
Home equity	1,223	—	—	1,223	131	—	326	457	142,018	143,698
Consumer and other	689	1	—	690	3	—	24	27	173,379	174,096
Total	$19,020	$7,937	$32	$26,989	$47,157	$4,897	$16,055	$68,109	$4,556,130	$4,651,228

Nonaccruing and delinquent loans are affected by factors, including economic and business conditions, such as interest rates, and unemployment levels, real estate collateral values, among others. In periods of prolonged economic declines, borrowers may become more severely impacted over time as liquidity levels decline and the borrower’s ability to continue to make payments deteriorates. With respect to real estate collateral values, the declines from the peak, as well as the value of the real estate at the time of origination versus the current value, can impact the level of problem loans. For instance, if the loan to value ratio at the time of renewal has increased due to the decline in the real estate value since origination, the loan may no longer meet the Bank’s underwriting standards and not be renewed.
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
The following tables present the loan portfolio’s credit risk profile by internally assigned grade by class of financing receivable as of the dates indicated:

	As of December 31, 2012
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention (1)	Accruing Substandard	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$779,236	$13,691	$9,062	$4,337	$806,326
Commercial real estate	1,531,701	54,000	63,953	41,696	1,691,350
Construction and land	110,940	17,048	7,369	2,213	137,570
Residential	1,886,273	—	8,072	11,744	1,906,089
Home equity	121,218	—	1,673	660	123,551
Consumer and other	149,155	—	—	95	149,250
Total	$4,578,523	$84,739	$90,129	$60,745	$4,814,136
_____________________

(1)
Does not include five commercial and industrial special mention loans totaling $0.9 million and three commercial real estate special mention loans totaling $3.0 million that were transferred from the loan portfolio to the loans held for sale category as of December 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The following tables present, by class of receivable, the balance of impaired loans with and without a related allowance, the associated allowance for those impaired loans with a related allowance, and the total unpaid principal on impaired loans:

	As of and for the year ended December 31, 2012
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$3,274	$4,499	n/a	$4,707	$—
Commercial real estate	40,133	64,424	n/a	31,736	283
Construction and land	1,310	2,682	n/a	5,532	97
Residential	2,337	2,594	n/a	8,885	312
Home equity	360	360	n/a	355	3
Consumer and other	—	—	n/a	40	—
Subtotal	$47,414	$74,559	n/a	$51,255	$695
With an allowance recorded:
Commercial and industrial	$1,149	$1,191	$118	$1,855	$1
Commercial real estate	18,519	19,814	1,667	24,510	727
Construction and land	903	953	189	1,486	—
Residential	13,539	13,798	1,403	11,781	374
Home equity	—	—	—	114	5
Consumer and other	—	—	—	—	—
Subtotal	$34,110	$35,756	$3,377	$39,746	$1,107
Total:
Commercial and industrial	$4,423	$5,690	$118	$6,562	$1
Commercial real estate	58,652	84,238	1,667	56,246	1,010
Construction and land	2,213	3,635	189	7,018	97
Residential	15,876	16,392	1,403	20,666	686
Home equity	360	360	—	469	8
Consumer and other	—	—	—	40	—
Total	$81,524	$110,315	$3,377	$91,001	$1,802
___________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which is applied to principal.

	As of and for the year ended December 31, 2011
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$5,595	$6,239	n/a	$6,437	$59
Commercial real estate	34,963	49,690	n/a	49,765	373
Construction and land	6,493	10,783	n/a	6,473	—
Residential	10,451	11,222	n/a	8,810	198
Home equity	326	360	n/a	745	—
Consumer and other	—	—	n/a	11	—
Subtotal	$57,828	$78,294	n/a	$72,241	$630
With an allowance recorded:
Commercial and industrial	$1,123	$1,137	$149	$748	$—
Commercial real estate	23,202	24,398	3,307	26,274	440
Construction and land	1,279	1,302	219	2,591	—
Residential	6,230	6,230	402	4,279	137
Home equity	131	131	131	131	6
Consumer and other	—	—	—	—	—
Subtotal	$31,965	$33,198	$4,208	$34,023	$583
Total:
Commercial and industrial	$6,718	$7,376	$149	$7,185	$59
Commercial real estate	58,165	74,088	3,307	76,039	813
Construction and land	7,772	12,085	219	9,064	—
Residential	16,681	17,452	402	13,089	335
Home equity	457	491	131	876	6
Consumer and other	—	—	—	11	—
Total	$89,793	$111,492	$4,208	$106,264	$1,213
____________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.
When management determines that it is probable that the Bank will not collect all principal and interest on a loan in accordance with the original loan terms, or in accordance with its restructured terms, if the loan is a TDR, the loan is designated as impaired.
Loans that are designated as impaired require an analysis to determine the amount of impairment, if any. Impairment would be indicated as a result of the carrying value of the loan exceeding the estimated collateral value, less costs to sell, for collateral dependent loans or the net present value of the projected cash flow, discounted at the loan’s contractual effective interest rate, for loans not considered to be collateral dependent. Generally, shortfalls in the analysis on collateral dependent loans would result in the impairment amount being charged-off to the allowance for loan losses. Shortfalls on cash flow dependent loans may be carried as specific allocations to the general reserve unless a known loss is determined to have occurred, in which case such known loss is charged-off.
Loans in the held for sale category are carried at the lower of cost or estimated fair value in the aggregate and are excluded from the allowance for loan losses analysis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Company’s loss mitigation activities which, among other activities, could include rate reductions, payment extensions, and/or principal forgiveness. TDRs totaled $54.5 million and $55.3 million at December 31, 2012 and 2011, respectively. Of the $54.5 million in TDR loans at December 31, 2012, $26.7 million were on accrual status. Of the $55.3 million in TDR loans at December 31, 2011, $27.4 million were on accrual status. As of December 31, 2012 and 2011, the Company had $0.1 million in commitments to lend additional funds to debtors for loans whose terms had been modified in a troubled debt restructuring.
Since all TDR loans are considered impaired loans, they are individually evaluated for impairment. The resulting impairment, if any, would have an impact on the allowance for loan losses as a specific reserve or charge-off. If, prior to the classification as a TDR, the loan was not impaired, there would have been a general reserve on the particular loan. Therefore, depending upon the result of the impairment analysis, there could be an increase or decrease in the related allowance for loan losses. Many loans initially categorized as TDRs are already on nonaccrual status and are already considered impaired. Therefore, there is generally not a material change to the allowance for loan losses when a nonaccruing loan is categorized as a TDR.
The following tables present the balance of TDR loans that were restructured or defaulted during the periods indicated:

	As of and for the year ended December 31, 2012
	Restructured Current Year to Date			TDRs that defaulted in 2012 that were restructured in a TDR in 2012
	# of Loans	Pre-modification recorded investment	Post-modification recorded investment	# of Loans	Post-modification recorded investment
	(In thousands, except number of loans)
Commercial and industrial (1)	2	$1,297	$1,297	1	$1,191
Commercial real estate (2)	11	11,664	11,657	—	—
Construction and land	—	—	—	—	—
Residential (3)	13	8,272	8,272	3	1,282
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	26	$21,233	$21,226	4	$2,473
__________________

(1)
Represents the following concessions: extension of term (1 loan; post-modification recorded investment of $1.2 million); and combination of concessions (1 loan; post-modification recorded investment of $0.1 million).

(2)
Represents the following concessions: extension of term (8 loans; post-modification recorded investment of $6.4 million); and combination of concessions (3 loans; post-modification recorded investment of $5.3 million).

(3)
Represents the following concessions: payment deferral (1 loan; post-modification recorded investment of $1.9 million); temporary rate reduction (10 loans; post-modification recorded investment of $4.0 million); and a combination of concessions (2 loans; post-modification recorded investment of $2.4 million).

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
__________________

(1)
Represents the following concessions: extension of term (1 loan; post-modification recorded investment of $3.1 million); temporary rate reduction (1 loan; post-modification recorded investment of $0.2 million); and a combination of concessions (5 loans; post-modification recorded investment of $2.7 million).

(2)
Represents the following concessions: temporary rate reduction (4 loans; post-modification recorded investment of $13.7 million); extension of term (1 loan; post-modification recorded investment of $1.0 million); and a combination of concessions (5 loans; post-modification recorded investment of $19.1 million).

(3)	Represents the following concessions: extension of term (2 loans; recorded investment of $3.9 million).

(4)
Represents the following concessions: extension of term (1 loan; post-modification recorded investment of $2.0 million); and temporary rate reduction (10 loans; post-modification recorded investment of $1.0 million).

Any loans to senior management, executive officers, and directors are made in the ordinary course of business, under normal credit terms, including interest rates and collateral requirements prevailing at the time of origination for comparable transactions with other persons and do not represent more than normal credit risk. Prior to the Bank merger in 2011, these type of loans were primarily made by the affiliate Banks to their directors or directors of BPFH. Many of these directors have or had long-term business and personal account relationships with the affiliate Banks which may include deposits, loans, and investment management and trust services. As a result of the Bank merger, the four affiliate Bank boards merged into one Bank board and many former affiliate Bank board members did not continue on with the merged Bank board. Although loans to these former directors may still be outstanding, they are included in the adjustment column in the following table. The Bank’s current policy is generally not to originate these types of loans.
The following table presents a summary of the activity in loans to senior management, executive officers, and directors:

	For the year ended December 31,
	2012	2011
	(In thousands)
Balance at beginning of year	$9,484	38,164
Additions	—	1,015
Repayments	(9,484)	(8)
Adjustments (1)	—	(29,687)
Balance at end of year	$—	$9,484
___________________

(1)
As explained in the preceding paragraph, the adjustment for 2011 is due to the merger of the four Banks into one combined Bank during 2011 which resulted in former directors’ loans listed in the “Adjustments” row in the above totals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In addition, less than 1% of the Company’s loans as of December 31, 2012 and 2011 were made by the Holding Company and or non-banking affiliates. These loans totaled $0.5 million and $2.5 million as of December 31, 2012 and 2011, respectively. These loans were made at market rates and terms to certain principals of DGHM, BOS, DTC, and also related to the sale of a former affiliate.

6.    ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $84.1 million and $96.1 million at December 31, 2012 and 2011, respectively.
The following tables present a summary of the changes in the allowance for loan losses for the periods indicated:

	As of and for the year ended December 31,
	2012	2011
	(In thousands)
Allowance for loan losses, beginning of year:
Commercial and industrial	$12,163	$13,438
Commercial real estate	63,625	65,760
Construction and land	6,382	6,875
Residential	9,286	7,449
Home equity	1,535	1,231
Consumer and other	1,149	1,478
Unallocated	1,974	2,172
Total allowance for loan losses, beginning of year	96,114	98,403
Provision/ (credit) for loan losses:
Commercial and industrial	2,819	(2,219)
Commercial real estate	(6,325)	11,718
Construction and land	(3,081)	(901)
Residential	4,078	3,244
Home equity	(389)	1,183
Consumer and other	(630)	333
Unallocated	228	(198)
Total provision/(credit) for loan losses	(3,300)	13,160
Loans charged-off:
Commercial and industrial	(4,968)	(3,257)
Commercial real estate	(8,306)	(16,521)
Construction and land	(710)	(4,530)
Residential	(2,944)	(1,507)
Home equity	(129)	(891)
Consumer and other	(128)	(718)
Total charge-offs	(17,185)	(27,424)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of and for the year ended December 31,
	2012	2011
	(In thousands)
Recoveries on loans previously charged-off:
Commercial and industrial	1,811	4,201
Commercial real estate	3,503	2,668
Construction and land	2,425	4,938
Residential	472	100
Home equity	68	12
Consumer and other	149	56
Total recoveries	8,428	11,975
Allowance for loan losses at December 31 (end of year):
Commercial and industrial	11,825	12,163
Commercial real estate	52,497	63,625
Construction and land	5,016	6,382
Residential	10,892	9,286
Home equity	1,085	1,535
Consumer and other	540	1,149
Unallocated	2,202	1,974
Total allowance for loan losses at December 31 (end of year)	$84,057	$96,114

As of and for the year ended December 31,
2010
(In thousands)
Allowance for loan losses, beginning of year	$68,444
Provision for loan losses	87,178
Loans charged-off	(66,739)
Recoveries on loans previously charged-off	9,520
Allowance for loan losses, end of year	$98,403

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present the Company’s allowance for loan losses and loan portfolio at December 31, 2012 and 2011 by portfolio segment, disaggregated by method of impairment analysis. The Company had no loans acquired with deteriorated credit quality at December 31, 2012 or 2011.

	Commercial and industrial	Commercial real estate	Construction and land	Residential
	(In thousands)
Allowance for loan losses balance at December 31, 2012 attributable to:
Loans collectively evaluated	$11,707	$50,830	$4,827	$9,489
Loans individually evaluated	118	1,667	189	1,403
Total allowance for loan losses	$11,825	$52,497	$5,016	$10,892

Recorded investment (loan balance) at December 31, 2012:
Loans collectively evaluated	$801,903	$1,632,698	$135,357	$1,890,213
Loans individually evaluated	4,423	58,652	2,213	15,876
Total Loans	$806,326	$1,691,350	$137,570	$1,906,089

	Home equity	Consumer and other	Unallocated	Total
(Continued from above)	(In thousands)
Allowance for loan losses balance at December 31, 2012 attributable to:
Loans collectively evaluated	$1,085	$540	$2,202	$80,680
Loans individually evaluated	—	—	—	3,377
Total allowance for loan losses	$1,085	$540	$2,202	$84,057

Recorded investment (loan balance) at December 31, 2012:
Loans collectively evaluated	$123,191	$149,250	$—	$4,732,612
Loans individually evaluated	360	—	—	81,524
Total Loans	$123,551	$149,250	$—	$4,814,136

	Commercial and industrial	Commercial real estate	Construction and land	Residential
	(In thousands)
Allowance for loan losses balance at December 31, 2011 attributable to:
Loans collectively evaluated	$12,014	$60,318	$6,163	$8,884
Loans individually evaluated	149	3,307	219	402
Total allowance for loan losses	$12,163	$63,625	$6,382	$9,286

Recorded investment (loan balance) at December 31, 2011:
Loans collectively evaluated	$671,330	$1,620,109	$145,937	$1,806,722
Loans individually evaluated	6,718	58,165	7,772	16,681
Total Loans	$678,048	$1,678,274	$153,709	$1,823,403

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Home equity	Consumer and other	Unallocated	Total
(Continued from above)	(In thousands)
Allowance for loan losses balance at December 31, 2011 attributable to:
Loans collectively evaluated	$1,404	$1,149	$1,974	$91,906
Loans individually evaluated	131	—	—	4,208
Total allowance for loan losses	$1,535	$1,149	$1,974	$96,114

Recorded investment (loan balance) at December 31, 2011:
Loans collectively evaluated	$143,241	$174,096	$—	$4,561,435
Loans individually evaluated	457	—	—	89,793
Total Loans	$143,698	$174,096	$—	$4,651,228

7.    PREMISES AND EQUIPMENT
Premises and equipment consisted of the following:

	As of December 31,
	2012	2011
	(In thousands)
Leasehold improvements	$35,548	$35,009
Furniture, fixtures, and equipment	38,615	37,899
Buildings	4,724	4,246
Land	374	374
Subtotal	79,261	77,528
Less: accumulated depreciation and amortization	52,180	48,304
Premises and equipment, net	$27,081	$29,224
Depreciation and amortization expense related to premises and equipment was $6.6 million, $6.2 million, and $6.1 million for the years ended December 31, 2012, 2011, and 2010, respectively.
The Company is obligated for minimum payments under non-cancelable operating leases. In accordance with the terms of these leases, the Company is currently committed to minimum annual payments as follows:

Minimum lease payments
(In thousands)
2013	$14,039
2014	15,462
2015	15,157
2016	14,664
2017	11,867
Thereafter	58,662
Total	$129,851
Additionally, the Company remains a guarantor on a non-cancelable operating lease for a divested affiliate through 2016. Minimum lease payments on this lease are $0.7 million for each of the years 2013, 2014, and 2015; and $0.5 million for 2016.
Rent expense for the years ended December 31, 2012, 2011, and 2010 was $16.3 million, $14.6 million and $13.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.     GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The following tables details the carrying value of goodwill by segment at December 31, 2012. There were no changes in the carrying value of goodwill during 2012.

Balance at December 31, 2012
(In thousands)
Goodwill
Private Banking	$2,403
Investment Management	66,955
Wealth Advisory (1)	40,822
Total goodwill	$110,180

The following table details the changes in the carrying value of goodwill during 2011. There were no changes due to acquisition or impairment during 2011.

	Balance at December 31, 2010	Other adjustments	Balance at December 31, 2011
	(In thousands)
Goodwill
Private Banking	$2,403	$—	$2,403
Investment Management	66,981	(26)	66,955
Wealth Advisory (1)	40,822	—	40,822
Total goodwill	$110,206	$(26)	$110,180
_____________________

(1)
In the second quarter of 2012, the Company completed the sale of its affiliate DTC. DTC had $4.9 million of goodwill as of December 31, 2011 which was reclassified to assets of discontinued operations. For additional information on the sale, see Part II. Item 8. “Financial Statements and Supplementary Data—Note 3: Divestitures and Acquisitions.”

The following tables detail total goodwill and the cumulative impairment charges thereon as of December 31, 2012 and 2011:

	Goodwill prior to impairment	Cumulative goodwill impairment	Goodwill
	(In thousands)
Private Banking	$86,581	$(84,178)	$2,403
Investment Management	117,216	(50,261)	66,955
Wealth Advisory	40,822	—	40,822
Total goodwill at December 31, 2012	$244,619	$(134,439)	$110,180

Private Banking	$86,581	$(84,178)	$2,403
Investment Management	117,216	(50,261)	66,955
Wealth Advisory	40,822	—	40,822
Total goodwill at December 31, 2011	$244,619	$(134,439)	$110,180
In 2012 and 2011, the Company recognized no additional goodwill.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

ASC 350 requires the Company to test goodwill and intangible assets for impairment on an annual basis and in between annual dates if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value.
2012 and 2011 Goodwill and Intangibles Impairment Evaluation
Management performed its annual goodwill and intangibles impairment testing during the fourth quarters of 2012 and 2011. The estimated fair value for all reporting units exceeded the carrying value, which resulted in no goodwill or intangible asset impairment charges.

Intangible assets
The following table shows the gross and net carrying amounts of identifiable intangible assets at December 31, 2012 and 2011:

	2012			2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(In thousands)
Advisory contracts	$51,525	$29,572	$21,953	$51,525	$25,583	$25,942
Core deposit intangibles	—	—	—	1,043	1,043	—
Employment agreements	3,607	3,505	102	3,607	3,259	348
Trade names and other	2,040	—	2,040	2,040	—	2,040
Mortgage servicing rights	1,322	543	779	649	410	239
Total	$58,494	$33,620	$24,874	$58,864	$30,295	$28,569
The Company recognized additional identifiable intangible assets related to mortgage servicing rights of $0.7 million in 2012. There were no additional identifiable intangible assets recognized in 2011. The weighted average amortization period of these intangible assets is 2.5 years.
Management reviews, and adjusts if necessary, intangible asset amortization schedules to ensure that the remaining life on the amortization schedule accurately reflects the useful life of the intangible asset. Consolidated expense related to intangible assets subject to amortization was $4.4 million, $4.8 million, and $5.1 million for 2012, 2011, and 2010, respectively. The estimated annual amortization expense for these identifiable intangibles over the next five years is:

Estimated intangible amortization expense
(In thousands)
2013	$4,316
2014	4,146
2015	4,110
2016	3,452
2017	2,796

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2012 and 2011.

	December 31, 2012				December 31, 2011
	Asset derivatives		Liability derivatives		Asset derivatives		Liability derivatives
	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$(5,189)	Other assets	$—	Other liabilities	$(5,308)
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	2,915	Other liabilities	(3,047)	Other assets	4,207	Other liabilities	(4,366)
Foreign exchange contracts	Other assets	120	Other liabilities	(120)	Other assets	7	Other liabilities	(7)
Total		$3,035		$(8,356)		$4,214		$(9,681)
___________________

(1)	For additional details, see Part II. Item 8. “Financial Statements and Supplementary Data-Note 21: Fair Value of Financial Instruments.”
The following table presents the effect of the Company’s derivative financial instruments in the consolidated statement of operations for the years ended December 31, 2012 and 2011.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) Years Ended December 31,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)Years Ended December 31,
	2012	2011		2012	2011
(In thousands)
Interest rate products	$(1,638)	$(4,839)	Interest Income	$(1,757)	$(1,873)
Total	$(1,638)	$(4,839)		$(1,757)	$(1,873)

Cash Flow Hedges of Interest Rate Risk
The Company’s objective in using derivatives is to add stability to interest income and expense and to manage the risk related to exposure to changes in interest rates. To accomplish this objective, the Holding Company entered into an interest rate swap in the second quarter of 2010 with a notional amount of $75 million related to the Holding Company’s cash outflows associated with the subordinated debt related to trust preferred securities to protect against rising London Interbank Offered Rate (“LIBOR”). The interest rate swap had an effective date of December 30, 2010 and a term of 5 years. As of December 30, 2010, the subordinated debt switched from a fixed rate of 6.25% to a variable rate of three-month LIBOR plus 1.68%. The interest rate swap effectively fixed the Holding Company’s interest rate payments on the $75 million of debt at 4.45%.
The Company uses the “Hypothetical Derivative Method” described in ASC 815, Derivatives and Hedging (“ASC 815”), for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (“OCI”) (outside of earnings) and subsequently reclassified to earnings in interest and dividend income when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of operations as part of fees and other income. The Holding Company had no hedge ineffectiveness recognized in earnings during the years ended December 31, 2012 and 2011. The Holding Company also monitors the risk of counterparty default on an ongoing basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A portion of the balance reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are made or received on the Holding Company’s interest rate swap. During the next twelve months, the Holding Company estimates that $1.9 million will be reclassified as an increase in interest expense.
Non-designated Hedges
Derivatives not designated as hedges are not speculative and result from two different services the Bank provides to qualified commercial clients. The Bank offers certain derivative products directly to such clients. The Bank economically hedges derivative transactions executed with commercial clients by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of these programs are not designated in ASC 815-qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset through earnings. Fees earned in connection with the execution of derivatives related to this program are recognized in the consolidated statement of operations in other income. The derivative asset and liability values above include an adjustment related to the consideration of credit risk required under ASC 820, of ($0.2) million and less than $0.1 million in earnings for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, the Bank had 11 and 12 interest rate swaps with an aggregate notional amount of $55.7 million and $102.7 million, respectively, related to this program. As of December 31, 2012 and 2011, the Bank also had six and four, respectively, foreign currency exchange contracts with notional amounts of $3.7 million and $0.4 million, respectively, related to this program.
The following table presents the effect of the Company’s derivative financial instruments, not designated as hedging instruments, in the consolidated statements of operations for the periods ended December 31, 2012 and 2011.

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss), Net, Recognized in Income on Derivative Years Ended December 31,
		2012	2011
		(In thousands)
Interest rate products	Other income/(expense)	$(200)	$29
Foreign exchange contracts	Other income/(expense)	10	34
Total		$(190)	$63
The Holding Company and the Bank have agreements with their derivative counterparties that contain provisions where, if the Holding Company or Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Holding Company or the Bank could also be declared in default on its derivative obligations. The Holding Company and the Bank were in compliance with these provisions as of December 31, 2012 and 2011.
The Holding Company and the Bank also have agreements with certain of their derivative counterparties that contain provisions where, if the Holding Company or Bank fails to maintain its status as a well- or adequately-capitalized institution, then the counterparty could terminate the derivative positions and the Holding Company or the Bank would be required to settle its obligations under the agreements. The Holding Company and the Bank were in compliance with these provisions as of December 31, 2012 and 2011.
Certain of the Holding Company and the Bank’s agreements with their derivative counterparties contain provisions where if specified events or conditions occur that materially change the Holding Company’s or the Bank’s creditworthiness in an adverse manner, the Holding Company or the Bank may be required to fully collateralize their obligations under the derivative instruments. The Holding Company and the Bank were in compliance with these provisions as of December 31, 2012 and 2011.
As of December 31, 2012 and 2011, the termination amounts related to collateral determinations of derivatives in a liability position was $8.4 million and $9.9 million, respectively. The Holding Company has minimum collateral posting thresholds with its derivative counterparty and has posted collateral of $8.0 million as of December 31, 2012 and 2011, against its obligation under this agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.    DEPOSITS
Deposits are summarized as follows:

	December 31,
	2012	2011
	(In thousands)
Demand deposits (non-interest bearing)	$1,349,594	$1,117,350
NOW (1)	482,647	467,535
Savings	87,054	58,074
Money market (1)	2,297,847	1,966,073
Certificates of deposit under $100,000 (1)	211,032	227,000
Certificates of deposit $100,000 or greater	456,885	694,379
Total (2)	$4,885,059	$4,530,411
___________________
(1)    Includes brokered deposits.
(2)    Does not include deposits held for sale of $194.1 million at December 31, 2012.
Certificates of deposit had the following schedule of maturities:

	December 31,
	2012	2011
	(In thousands)
Less than 3 months remaining	$204,840	$377,725
3 to 6 months remaining	185,741	219,222
6 to 12 months remaining	139,651	209,719
1 to 3 years remaining	43,676	65,760
3 to 5 years remaining	60,516	32,681
More than 5 years remaining	33,493	16,272
Total (1)	$667,917	$921,379
_______________
(1)    Does not include deposits held for sale of $194.1 million at December 31, 2012.
Interest expense on certificates of deposit $100,000 or greater was $3.4 million, $7.2 million and $11.4 million for the years ended December 31, 2012, 2011, and 2010, respectively. At December 31, 2012 and 2011, $0.7 million and $0.5 million, respectively, of overdrawn deposit accounts were reclassified to loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.    FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

	Federal Funds Purchased	Securities Sold Under Agreement to Repurchase
	(In thousands)
2012
Outstanding at end of year	$—	$116,319
Maximum outstanding at any month-end	85,000	135,753
Average balance for the year	9,907	125,443
Weighted average rate at end of year	—%	0.80%
Weighted average rate paid for the year	0.33%	1.25%
2011
Outstanding at end of year	$—	$130,791
Maximum outstanding at any month-end	—	134,257
Average balance for the year	9	135,134
Weighted average rate at end of year	—%	1.30%
Weighted average rate paid for the year	0.68%	1.45%
2010
Outstanding at end of year	$—	$258,598
Maximum outstanding at any month-end	30,000	258,598
Average balance for the year	192	121,170
Weighted average rate at end of year	—%	1.03%
Weighted average rate paid for the year	0.31%	1.89%
The federal funds purchased generally mature within 30 days of the transaction date.
Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature. In a repurchase agreement transaction, the Bank will generally sell an investment security, agreeing to repurchase either the same or a substantially identical security on a specified later date at a price slightly greater than the original sales price. The difference in the sale price and repurchase price is the cost of the use of the proceeds, or interest expense. The investment securities underlying these agreements may be delivered to securities dealers who arrange such transactions as collateral for the repurchase obligation. Repurchase transactions are accounted for as financing arrangements rather than as sales of such securities, and the obligation to repurchase such securities is reflected as a liability in the Company’s consolidated balance sheets. The securities underlying the agreements remain under the Company’s control. Investment securities with a fair value of $192.8 million and $156.3 million were pledged as collateral for the securities sold under agreements to repurchase at December 31, 2012 and 2011, respectively.
As of December 31, 2012 and 2011, the Bank had unused federal funds lines with correspondent banks of $236.0 million and $211.0 million, respectively.

12.    FEDERAL HOME LOAN BANK BORROWINGS
The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston. As a member of the FHLB of Boston, the Bank has access to short- and long-term borrowings. Borrowings from the FHLB are secured by the Bank’s stock investment in the FHLB and a blanket lien on “qualified collateral” defined principally as a percentage of the principal balance of certain types of mortgage loans. The percentage of collateral allowed varies between 50% and 75% based on the type of underlying collateral. The Bank had loans pledged as collateral with a fair value of $1.8 billion and $1.4 billion at December 31, 2012 and 2011, respectively. Based on this collateral and the discounts applied, the Bank had borrowings outstanding of $408.1 million and $521.8 million, and available credit of $794.4 million and $509.5 million, at December 31, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of borrowings from the FHLBs is as follows:

	December 31, 2012		December 31, 2011
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(In thousands)
Within 1 year	$101,529	2.61%	$125,977	2.65%
Over 1 to 2 years	35,708	3.74%	70,199	3.97%
Over 2 to 3 years	91,758	2.91%	51,320	3.28%
Over 3 to 4 years	72,277	2.56%	114,773	2.82%
Over 4 to 5 years	38,855	3.21%	72,479	2.57%
Over 5 years	67,994	2.75%	87,079	3.33%
Total	$408,121	2.85%	$521,827	3.03%
As of December 31, 2012, $43.0 million of the FHLB borrowings are callable by the FHLB prior to maturity. As of December 31, 2011, $57.0 million of the FHLB borrowings are callable by the FHLB prior to maturity.
FHLB Stock
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
The Bank is required to own FHLB stock at least equal to 4.5% of outstanding advances depending on the individual FHLB membership. FHLB stock owned in excess of the minimum requirements can be redeemed at par upon request by a member but may be subject to a waiting period, as discussed above. The FHLB redeems excess stock at its option at par from time to time. The Bank may not redeem additional purchases of stock prior to a five year minimum holding period.
As of December 31, 2012 and 2011, the Bank’s FHLB stock holdings totaled $42.0 million and $43.7 million, respectively, of which $30.3 million was invested in the FHLB of Boston at December 31, 2012 and $29.6 million was invested in the FHLB of Boston at December 31, 2011. The Bank’s investment in FHLB stock is recorded at cost and is redeemable at par. The remaining FHLB stock holdings are invested in the FHLBs of San Francisco and Seattle, of which Borel and Charter, respectively, were members prior to the merger.
At each period end, the Company evaluates its investments in the respective FHLB’s stock for other-than-temporary impairment based on publicly available financial information on the respective FHLBs. The Company has concluded that based on the following considerations the FHLB stock is not other-than-temporarily impaired: the Company’s evaluation of the underlying investments, including the long-term nature of the investments; the liquidity position of the respective FHLBs; the actions taken by the respective FHLBs to address their regulatory situations; the 2012, 2011 and 2010 net income reported by the respective FHLBs; resumption of dividends at certain of the FHLBs; and the recent redemptions at par of a portion of Boston and San Francisco FHLB stock held by the Bank.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.    JUNIOR SUBORDINATED DEBENTURES
The schedule below presents the detail of the Company’s junior subordinated debentures:

	December 31,
	2012	2011
	(In thousands)
Boston Private Capital Trust II junior subordinated debentures	$103,093	$103,093
Boston Private Capital Trust I junior subordinated debentures	13,749	52,155
Gibraltar junior subordinated debentures	16,495	16,495
FPB junior subordinated debentures	6,186	6,186
Charter junior subordinated debentures	4,124	4,124
Total	$143,647	$182,053
All of the Company’s junior subordinated debentures mature in more than five years.
Boston Private Capital Trust II junior subordinated debentures
In September 2005, the Company and Boston Private Capital Trust II, a Delaware statutory trust (“Trust II”) entered into a Purchase Agreement for the sale of $100 million of trust preferred securities issued by Trust II and guaranteed by the Company on a subordinated basis. Trust II’s preferred securities pay interest quarterly and had an annual distribution rate of 6.25% up to, but not including, December 30, 2010. Subsequently, Trust II’s preferred securities converted to a floating rate of a three-month LIBOR plus 1.68%, provided, however, that the interest rate does not exceed the highest rate permitted by New York law, and may be modified by the U.S. law of general application. At December 31, 2012, the interest rate for the Trust II’s preferred securities was 1.99%. The Company entered into an interest rate swap agreement beginning on December 30, 2010 to hedge the floating rate for a portion of this security. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 9: Derivatives and Hedging Activities” for additional details.
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
At December 31, 2012 and 2011, the Company was in compliance with the above covenants.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Boston Private Capital Trust I junior subordinated debentures
In 2004, the Company and Boston Private Capital Trust I, a Delaware statutory trust (“Trust I”), entered into a Purchase Agreement and an option, which was exercised in 2004, for the sale of a combined total of $105 million of convertible trust preferred securities to be issued by Trust I and guaranteed by the Company on a subordinated basis. The convertible trust preferred securities have a liquidation amount of $50.00 per security, pay interest quarterly and have a fixed distribution rate of 4.875%. The quarterly distributions are cumulative. The junior subordinated convertible debentures will mature on October 1, 2034.
In 2011, the Company repurchased $11.6 million of the Trust I’s convertible trust preferred securities, recognizing a pre-tax gain on repurchase of $4.2 million.
In 2012, the Company repurchased $38.4 million of the Trust I’s convertible trust preferred securities, recognizing a pre-tax gain on repurchase of $3.4 million. As of December 31, 2012, the total outstanding Trust I convertible trust preferred securities was $10.5 million.
Each of the convertible trust preferred securities represents an undivided beneficial interest in the assets of Trust I. The Company owns all of Trust I’s common securities. Trust I’s only assets will be the junior subordinated debentures issued to it by the Company on substantially the same payment terms as the convertible trust preferred securities.
The initial conversion ratio was 1.5151 shares of the Company’s common stock, $1.00 par value, for each trust preferred security (equivalent to a conversion price of approximately $33.00 per share), subject to adjustment as described in the offering memorandum. The conversion ratio at December 31, 2012 was 1.5375. The trust preferred securities are currently redeemable in whole at any time or in part from time to time if the closing price of BPFH’s common stock for 20 trading days in a period of 30 consecutive trading days ending on the trading day prior to the mailing of the redemption notice exceeds 130% of the then prevailing conversion price of the trust preferred securities. Assuming the remaining $10.5 million liquidation amount of convertible trust preferred securities at December 31, 2012 are converted, the Company would issue approximately 322,909 shares of common stock, based on the December 31, 2012 conversion ratio.
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
At December 31, 2012 and 2011, the Company was in compliance with the above covenants.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Gibraltar junior subordinated debentures
The Company, through the acquisition of Gibraltar and the Gibraltar Financial Statutory Trust I, assumed the outstanding amount of Gibraltar’s junior subordinated debentures of $16 million. The junior subordinated debentures assumed are a liability of the Holding Company. The disposition of Gibraltar in 2009 had no impact on these debentures or the Company’s ownership of the Gibraltar Financial Statutory Trust I. The trust preferred securities pay interest quarterly at a floating rate based on the three-month LIBOR plus a margin of 2.27%; provided, however, that the interest rate does not exceed the highest rate permitted by New York law, and may be modified by the U.S. law of general application. The interest rate on December 31, 2012 was 2.58% based on the three-month LIBOR as of November 21, 2012. The junior subordinated debentures will mature on February 23, 2035, and are currently redeemable.
FPB junior subordinated debentures
The Company, through the acquisition of FPB and the First State (CA) Statutory Trust I, assumed the outstanding amount of FPB’s junior subordinated debentures of $6 million. The junior subordinated debentures assumed are a liability of the Holding Company. The trust preferred securities have a floating rate based on the three-month LIBOR plus a margin of 3.15% with a maximum rate of 11.75% and pay interest quarterly. The interest rate on December 31, 2012 was 3.46% based on the three-month LIBOR as of December 21, 2012. The junior subordinated debentures will mature on March 26, 2033, and they may be redeemed, in whole or in part from time to time, upon the occurrence and continuation of certain special events.
Charter junior subordinated debentures
The Company, through the acquisition of Charter and the Charter Financial Trust I, assumed the outstanding amount of Charter’s junior subordinated debentures of $4 million. The junior subordinated debentures assumed are a liability of the Holding Company. The planned disposition of the Pacific Northwest market in 2013 will have no impact on these debentures or the Company’s ownership of the Charter Financial Trust I. The trust preferred securities pay interest quarterly at a floating rate based on the three-month LIBOR plus a margin of 2.85%. The interest rate on December 31, 2012 was 3.19% based on the three-month LIBOR as of October 7, 2012. The junior subordinated debentures will mature on January 7, 2034, and are currently redeemable.
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

14.     NONCONTROLLING INTERESTS
At the Company, noncontrolling interests typically consist of equity owned by management of the Company’s respective majority-owned affiliates. Net income attributable to noncontrolling interests in the consolidated statements of operations represents the net income allocated to the noncontrolling interest owners of the affiliates. Net income allocated to the noncontrolling interest owners was $3.1 million, $3.1 million, and $2.6 million for the years ended December 31, 2012, 2011, and 2010, respectively.
On the consolidated balance sheets, noncontrolling interests are included as the sum of the capital and undistributed profits allocated to the noncontrolling interest owners. Typically, this balance is included in a company’s shareholders equity in the consolidated balance sheets. When the noncontrolling interest owners’ rights include certain redemption features, as described in ASC 480, Distinguishing Liabilities from Equity, such redeemable noncontrolling interests are classified as mezzanine equity and are not included in total shareholders’ equity. The Company had no noncontrolling interests included in shareholder’s equity at December 31, 2012 and 2011. However, due to the redemption features of the noncontrolling interests discussed in this footnote, the Company had redeemable noncontrolling interests held in mezzanine equity in the accompanying consolidated balance sheets of $19.3 million and $21.7 million at December 31, 2012 and 2011, respectively. The aggregate amount of such redeemable noncontrolling equity interests are recorded at the estimated maximum redemption values, as discussed below.
To the extent that the increase in the estimated maximum redemption amounts exceeds the net income attributable to the noncontrolling interests, such excess may reduce net income attributable to the Company’s common shareholders for purposes of the Company’s EPS computations depending upon how the maximum redemption value is calculated. In cases where the maximum redemption value is calculated using a contractually determined value or predefined formula, such as a multiple of earnings before interest, taxes, depreciation, and amortization (“EBITDA”), there may be a reduction to the net income attributable to the Company’s common shareholders for purposes of the Company’s EPS computations. However, in cases where maximum redemption value is calculated using the then fair value, there is no effect on EPS. Fair value can be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

derived through an enterprise value using market observations of comparable firms, a discounted cash flow analysis, or a combination of the two, among other things, rather than a contractually predefined formula or multiple of EBITDA.
Each affiliate operating agreement provides the Company and/or the noncontrolling interests with contingent call or put redemption features used for the orderly transfer of noncontrolling equity interests between the affiliate noncontrolling interest owners and the Company at either a contractually predetermined fair value, multiple of EBITDA, or fair value. The Company may liquidate these noncontrolling interests in cash, shares of the Company’s common stock, or other forms of consideration dependent on the operating agreement.
Generally, these put and call redemption features refer to shareholder rights of both the Company and the noncontrolling interest owners of the Company’s majority-owned affiliate companies. The affiliate company noncontrolling interests generally take the form of LLC units, profits interests, or common stock (collectively, the “noncontrolling equity interests”). In most circumstances, the put and call redemption features generally relate to the Company’s right and, in some cases, obligation to purchase and the noncontrolling equity interests’ right to sell their equity interests. There are various events that could cause the puts or calls to be exercised, such as a change in control, death, disability, retirement, resignation or termination. The puts and calls are generally to be exercised at the then fair value or a contractually agreed upon approximation thereof. The terms of these rights vary and are governed by the respective individual operating and legal documents.
The following table presents the contractually determined maximum redemption values to repurchase the noncontrolling interests by affiliate, as included at the periods indicated:

	December 31, 2012	December 31, 2011
	(In thousands)
Anchor	$11,105	$12,089
BOS	5,782	5,873
DGHM	2,400	1,805
DTC (1)	—	1,924
Total	$19,287	$21,691
_____________________

(1)	In the second quarter of 2012, the Company completed the sale of its affiliate DTC.
The following is a summary, by individual affiliate, of the terms of the put and call options:
Anchor
The Company, through its acquisition of Anchor, acquired approximately an 80% interest in each of Anchor Capital Advisors and Anchor Russell on June 1, 2006. Effective January 1, 2013, Anchor Russell merged into Anchor Capital Advisors, with Anchor Capital Advisors as the surviving entity. Given that there was only one remaining subsidiary of Anchor, there was no longer a need for a parent of Anchor Capital Advisors and Anchor was therefore dissolved. Anchor Capital Advisors management and employees own the remaining 20% noncontrolling equity interests of the firm. The Anchor Capital Advisors operating agreement describes a process for the orderly transfer of noncontrolling equity interests between the Company and the Anchor Capital Advisors noncontrolling interest owners at a contractually agreed upon value, with appraisal rights for all parties. Certain events, such as death, disability, retirement, resignation, or termination may result in repurchase of the noncontrolling equity interests by the Company at the then contractually agreed upon value. The Anchor Capital Advisors operating agreement provides a formulaic mechanism to determine the then value of the noncontrolling equity interests. These noncontrolling equity interests have a five-year vesting period. Beginning six months after vesting, a holder of noncontrolling equity interests may put up to 10% of his or her outstanding equity interests annually to the Company. The six-month holding period ensures the risks and rewards of ownership are transferred to the holder of the noncontrolling equity interests. Holders of noncontrolling equity interests must retain 50% of their total outstanding units until such time as they leave the firm. The maximum redemption value, based on the contractually determined maximum redemption value formula, to repurchase the remaining 20% of Anchor Capital Advisor’s noncontrolling equity interests is approximately $11.1 million and $12.1 million, as of December 31, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

BOS
The Company acquired approximately a 70% interest in BOS through a series of purchases dating back to February 5, 2004. The remaining approximate 30% is owned by BOS principals. The BOS operating agreement describes a procedure for the orderly transfer of noncontrolling equity interests between the BOS noncontrolling interest owners and the Company at the then fair value, with appraisal rights for all parties. Certain events, such as death, disability, retirement, resignation, or voluntary termination, subject to the vesting period, will result in repurchase of the noncontrolling equity interests by the Company at the then fair value, unless another noncontrolling interest owner opts to purchase the noncontrolling equity interests in question. These noncontrolling equity interests have vesting periods of up to seven years. Immediately after vesting, a holder of noncontrolling equity interests may put up to the greater of 10% of his or her outstanding equity interests or 1% of total outstanding equity interests in BOS annually to the Company. Any unexercised portion of the annual put option can be carried forward to future years, provided that noncontrolling interest owners retain approximately 50% of their total outstanding units until such time as they leave the firm. The maximum redemption value, based on fair value, to repurchase the remaining approximately 30% of BOS’ noncontrolling equity interests is approximately $5.8 million and $5.9 million as of December 31, 2012 and 2011, respectively.
DGHM
The Company, through its acquisition of DGHM, acquired an 80% interest in DGHM on February 6, 2004. DGHM management and employees own the remaining 20% interest in DGHM. The DGHM operating agreement describes a process for the orderly transfer of noncontrolling equity interests between the Company and the DGHM noncontrolling interest owners at a contractually agreed upon value, with appraisal rights for all parties. Certain events, such as a change in control, death, disability, retirement, resignation or termination may result in repurchase of the noncontrolling equity interests by the Company at the then contractually agreed upon value. The DGHM operating agreement provides a formulaic mechanism to determine the then value of the noncontrolling equity interests. These noncontrolling equity interests have a five-year vesting period. Beginning six months after vesting, a holder of noncontrolling equity interests may put up to 10%-20% of his or her outstanding units annually to the Company. The six-month holding period ensures the risks and rewards of ownership are transferred to the holder of the noncontrolling equity interests. Beginning in December 2009, the Company has an annual call right under which it may elect to repurchase 10-20% of the non-management and management members’ vested units. No more than 40% of the outstanding noncontrolling equity interests’ units can be put in any one year. Certain key members of DGHM management are contractually obligated to retain 50% of their noncontrolling equity interests until such time as they leave the firm. The maximum redemption value, based on the contractually determined maximum redemption value formula, to repurchase the remaining 20% of DGHM’s noncontrolling equity interests is approximately $2.4 million and $1.8 million as of December 31, 2012 and 2011, respectively.
DTC
In the second quarter of 2012, the Company completed the sale of its affiliate DTC. Prior to the sale, the Company held an approximate 70% interest in DTC since the Company’s initial investment on February 1, 2008. DTC management and employees owned the remaining 30% interest in the firm. The contractually determined maximum redemption value to repurchase the remaining 30% of DTC’s noncontrolling equity interests was approximately $1.9 million as of December 31, 2011. For additional information on the sale, see Part II. Item 8. “Financial Statements and Supplementary Data—Note 3: Divestitures and Acquisitions.”
KLS
The Company acquired an 81% interest in KLS on December 31, 2004. The Company acquired the remaining 19% interest on January 20, 2010 and the consideration paid by the Company was approximately $29.7 million, paid in cash, which was determined based upon the terms in the original KLS operating agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents an analysis of the Company’s redeemable noncontrolling interests for the periods indicated:

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Balance at beginning of year	$21,691	$19,598	$51,850
Net income attributable to noncontrolling interests	3,122	3,148	2,586
Distributions	(3,851)	(2,149)	(2,194)
KLS acquisition	—	—	(29,691)
DTC disposition	(1,470)	—	—
Other	(205)	1,094	(2,953)
Balance at end of year	$19,287	$21,691	$19,598

15.    EQUITY
Preferred Stock
The Company had one class of preferred stock outstanding at December 31, 2012 and 2011: its Series B Preferred stock. During 2010, the Company repurchased its Series C Preferred stock. These two classes of preferred stock are described in this section. Preferred shares rank on parity with other classes or series of preferred shares and senior to any common shares with respect to dividends and upon liquidation or winding up of the Company. Of the 2.0 million preferred shares authorized for issuance, 401 shares are currently outstanding and all the rest are available for future issuance.
On July 29, 2008, the Company issued approximately 401 shares of Series B Preferred stock with a liquidation preference of $100,000 per share as part of an investment agreement with The Carlyle Group (“Carlyle”). The Company received approximately $75 million in capital. Under that agreement, Carlyle was issued Series A Preferred stock, Series B Preferred stock, as discussed here and in the following paragraphs, and warrants to purchase shares of common stock. The Series A Preferred stock has since been converted into common stock. In February 2012, the Company repurchased all of the warrants issued in conjunction with this transaction.
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
On November 21, 2008, the Company issued 154 thousand shares of Series C Fixed Rate Cumulative Perpetual Preferred Stock (the “Series C Preferred”) as part of an investment agreement (the “TARP agreement”) with the U.S. Department of the Treasury (the “Treasury”). The Company received in exchange $154 million. The TARP agreement was entered into under the Capital Purchase Program (“CPP”), which is a component of the Troubled Asset Relief Program (“TARP”) which in turn was created under the Emergency Economic Stabilization Act of 2008. Under the TARP agreement, the Company issued the Series C Preferred stock, as discussed here and in the following paragraph, and warrants to purchase shares of common stock, as discussed below at “Warrants to purchase common stock.”
During 2010, the Company redeemed all $154.0 million of the Company’s outstanding Series C Preferred stock over two transactions. The Company also paid a total of $0.8 million for accrued and unpaid dividends on the Series C Preferred stock in conjunction with these repurchases. At the dates of redemption, the Company accreted a total of $7.7 million of the discount on the Series C Preferred stock. Upon the repurchases, all 154 thousand shares of the Series C Preferred stock were canceled. The accretion of the discount on the Series C Preferred stock was recorded as a non-cash transaction which increased preferred stock and reduced additional paid-in capital and income available to common shareholders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Common Stock
The Company has 170 million shares of common stock authorized for issuance. At December 31, 2012, it had 78,743,518 shares outstanding and 91,256,482 shares available for future issuance, including shares reserved for future issuance pursuant to the Company’s stock-based compensation plans, as discussed in Part II. Item 8. “Financial Statements and Supplementary Data—Note 18: Employee Benefits.” At December 31, 2011, it had 78,023,317 shares outstanding and 91,976,683 shares available for future issuance,
Warrants to purchase common stock
The Company had the following warrant agreements outstanding at December 31, 2012:

Name of warrants	Number of shares of BPFH common stock issuable upon exercise of warrants	Exercise price of warrants	Date issued	Expiration date
TARP Warrants (1) (2)	2,887,500	$8.00	November 21, 2008	November 21, 2018
___________________

(1)	The TARP Warrants, while initially issued to the Treasury, were purchased from the Treasury by unrelated third parties at a market rate.

(2)
Per the terms of the TARP Warrants agreement, the exercise price and number of shares issuable upon exercise may be adjusted ratably for dividends paid on the Company's common stock that exceed the dividend rate at the time the warrants were issued, at which time the Company paid quarterly dividends of $0.01 per share.

Accumulated Other Comprehensive Income
Comprehensive income/ (loss) represents the change in equity of the Company during a year from transactions and other events and circumstances from non-shareholder sources. It includes all changes in equity during a year except those resulting from investments by shareholders and distributions to shareholders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the Company’s comprehensive income/ (loss) and related tax effect for the years ended December 31, 2012, 2011, and 2010:

	Other comprehensive income/(loss):
	Pre-tax	Tax expense/ (benefit)	Net
	(In thousands)
2012
Unrealized gain/ (loss) on securities available for sale	$(1,577)	$(640)	$(937)
Less: Adjustment for realized gains, net	871	314	557
Less: Adjustment for discontinued operations	(35)	(12)	(23)
Net unrealized gain/ (loss) on securities available for sale	(2,413)	(942)	(1,471)
Unrealized gain/ (loss) on cash flow hedge	(1,638)	(760)	(878)
Add: scheduled reclass and other	1,757	742	1,015
Net unrealized gain/ (loss) on cash flow hedge	119	(18)	137
Unrealized gain/ (loss) on other	(216)	(80)	(136)
Other comprehensive gain/ (loss)	(2,510)	(1,040)	(1,470)
Net income/ (loss) attributable to the Company (1)	73,601	20,330	53,271
Total comprehensive income/ (loss)	$71,091	$19,290	$51,801
2011
Unrealized gain/ (loss) on securities available for sale	5,987	2,261	3,726
Less: Adjustment for realized gains, net	798	308	490
Net unrealized gain/ (loss) on securities available for sale	5,189	1,953	3,236
Unrealized gain/ (loss) on cash flow hedges	(4,838)	(2,008)	(2,830)
Add: scheduled reclass and other	1,872	777	1,095
Net unrealized gain/ (loss) on cash flow hedges	(2,966)	(1,231)	(1,735)
Unrealized gain/ (loss) on other	78	30	48
Less: adjustment for realized expenses	(1,074)	(377)	(697)
Net unrealized gain/ (loss) on other	1,152	407	745
Other comprehensive gain/ (loss)	3,375	1,129	2,246
Net income/ (loss) attributable to the Company (1)	53,417	14,280	39,137
Total comprehensive income/ (loss)	56,792	15,409	41,383
2010
Unrealized gain/ (loss) on securities available for sale	(1,506)	(494)	(1,012)
Less: Adjustment for realized gains, net	3,649	1,454	2,195
Net unrealized gain/ (loss) on securities available for sale	(5,155)	(1,948)	(3,207)
Unrealized gain/ (loss) on cash flow hedges	(2,254)	(825)	(1,429)
Add: scheduled reclass and other	(2,511)	(919)	(1,592)
Net unrealized gain/ (loss) on cash flow hedges	(4,765)	(1,744)	(3,021)
Unrealized gain/ (loss) on other	7	3	4
Other comprehensive gain/ (loss)	(9,913)	(3,689)	(6,224)
Net income/ (loss) attributable to the Company (1)	(30,461)	(19,491)	(10,970)
Total comprehensive income/ (loss)	(40,374)	(23,180)	(17,194)
___________________

(1)
Pre-tax net income/ (loss) attributable to the Company is calculated as income/ (loss) before income taxes, plus net income/ (loss) from discontinued operations, less net income/ (loss) attributable to noncontrolling interests.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the components of the Company’s accumulated other comprehensive income/ (loss) as of December 31:

	2012	2011	2010
	(In thousands)
Unrealized gain/ (loss) on securities available for sale, net of tax	$5,412	$6,883	$3,647
Unrealized gain/ (loss) on cash flow hedges, net of tax	(2,969)	(3,106)	(1,371)
Unrealized gain/ (loss) on other, net of tax	(319)	(183)	(928)
Accumulated other comprehensive income/ (loss)	$2,124	$3,594	$1,348

16.    EARNINGS PER SHARE
Earnings Per Share (“EPS”)
Basic EPS is computed by dividing net income/ (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS is determined in the same manner as basic EPS except that the number of shares is increased assuming exercise or contingent issuance of the options, warrants or other dilutive securities; and conversion of the convertible trust preferred securities and Series B Preferred. Additionally, when dilutive, interest expense (net of tax) related to the convertible trust preferred securities, and dividends and accretion related to the preferred stock are added back to net income attributable to common shareholders. The calculation of diluted EPS excludes the potential dilution of common shares and the inclusion of any related expenses if the effect is antidilutive.
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
For the year ended December 31, 2011, this calculation change identified immaterial errors in certain basic EPS amounts previously reported. There is no change to any diluted EPS amounts for the year ended December 31, 2011. Basic EPS attributable to common shareholders for the year ended December 31, 2011 was previously reported as $0.51, as compared to the corrected amount presented below of $0.46. Basic EPS from continuing operations for the year ended December 31, 2011 was previously reported as $0.43, as compared to the corrected amount presented below of $0.39. Basic EPS from discontinued operations for the year ended December 31, 2011 was previously reported as $0.08, as compared to the corrected amount presented below of $0.07. There was no impact on the loss per share amounts for the year ended December 31, 2010. There was no impact on the loss per share amounts for other historical periods since the issuance of the Series B Preferred stock. The two-class method of calculating EPS is presented below for the years ended December 31, 2012, 2011, and 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table is a reconciliation of the components of basic and diluted EPS computations for the three years ended December 31:

	For the year ended December 31,
	2012	2011	2010
	(In thousands, except share and per share data)
Basic earnings/ (loss) per share - Numerator:
Net income/ (loss) from continuing operations	$48,758	$36,101	(12,127)
Less: Net income attributable to noncontrolling interests	3,122	3,148	2,586
Net income/ (loss) from continuing operations attributable to the Company	45,636	32,953	(14,713)
Decrease/ (increase) in noncontrolling interests’ redemption values (1)	(415)	(515)	1,321
Accretion of discount on Series C preferred stock (2)	—	—	(7,988)
Dividends on participating securities	(366)	(373)	(3,099)
Total adjustments to income attributable to common shareholders	(781)	(888)	(9,766)
Net income/ (loss) from continuing operations attributable to common shareholders, before allocation to participating securities	44,855	32,065	(24,479)
Less: Amount allocated to participating securities	(4,499)	(3,144)	—
Net income/ (loss) from continuing operations attributable to common shareholders, after allocation to participating securities	$40,356	$28,921	(24,479)
Net income from discontinued operations, before allocation to participating securities	$7,635	$6,184	3,743
Less: Amount allocated to participating securities	(821)	(669)	$—
Net income from discontinued operations, after allocation to participating securities	$6,814	$5,515	$3,743
Net income/ (loss) attributable to common shareholders, before allocation to participating securities	$52,490	$38,249	$(20,736)
Less: Amount allocated to participating securities	(5,320)	(3,813)	—
Net income/ (loss) attributable to common shareholders, after allocation to participating securities	$47,170	$34,436	$(20,736)

Basic earnings/ (loss) per share - Denominator:
Weighted average basic common shares outstanding	76,019,991	75,169,611	71,321,162
Per share data - Basic earnings/ (loss) per share from:
Continuing operations	$0.53	$0.39	$(0.34)
Discontinued operations	$0.09	$0.07	$0.05
Total attributable to common shareholders	$0.62	$0.46	$(0.29)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the year ended December 31,
	2012	2011	2010
	(In thousands, except share and per share data)
Diluted earnings/ (loss) per share - Numerator:
Net income/ (loss) from continuing operations attributable to common shareholders, after allocation to participating securities	$40,356	$28,921	$(24,479)
Add back: income allocated to dilutive securities	—	—	—
Net income/ (loss) from continuing operations attributable to common shareholders, after allocation to participating securities, after assumed dilution	40,356	28,921	(24,479)
Net income/ (loss) from discontinued operations, after allocation to participating securities	6,814	5,515	3,743
Net income/ (loss) attributable to common shareholders, after allocation to participating securities, after assumed dilution	$47,170	$34,436	(20,736)
Diluted earnings/ (loss) per share - Denominator:
Weighted average basic common shares outstanding	76,019,991	75,169,611	71,321,162
Dilutive effect of:
Stock options and performance-based restricted stock (3)	579,627	206,588	—
Warrants to purchase common stock (3)	373,898	104,829	—
Dilutive common shares	953,525	311,417	—
Weighted average diluted common shares outstanding (3)	76,973,516	75,481,028	71,321,162
Per share data - Diluted earnings/ (loss) per share from:
Continuing operations	$0.52	$0.39	$(0.34)
Discontinued operations	$0.09	$0.07	$0.05
Total attributable to common shareholders	$0.61	$0.46	$(0.29)
Dividends per share declared on common stock	$0.04	$0.04	$0.04
_____________________

(1)
See Part II. Item 8. “Financial Statements and Supplementary Data—Note 14: Noncontrolling Interests” for a description of the redemption values related to the redeemable noncontrolling interests. In accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), an increase in redemption values from period to period reduces income attributable to common shareholders. Decreases in redemption value from period to period increase income attributable to common shareholders, but only to the extent that the cumulative change in redemption value remains a cumulative increase since adoption of this standard in the first quarter of 2009.

(2)
See Part II. Item 8. “Financial Statements and Supplementary Data—Note 15: Equity” for a description of the Series C Preferred stock issued during 2008 that gave rise to the accretion of the discount at issuance. The accretion of the discount was accounted for similar to a preferred stock dividend and reduced income attributable to common shareholders. The Company repurchased $50.0 million of the Series C Preferred stock in January, 2010, and repurchased the remaining $104.0 million in June, 2010. The discount on the Series C Preferred stock was therefore fully accreted as of June 30, 2010.

(3)
The diluted EPS computations for the years ended December 31, 2012, 2011, and 2010 do not assume the conversion, exercise or contingent issuance of the following shares for the following periods because the result would have been antidilutive for the periods indicated. As a result of the anti-dilution, the potential common shares excluded from the diluted EPS computation are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the year ended December 31,
	2012	2011	2010
Shares excluded due to anti-dilution (treasury method):	(In thousands)
Potential common shares from:
Convertible trust preferred securities (a)	323	1,504	1,860
Conversion of the Series B Preferred stock (b)	—	—	7,261
Exercise or contingent issuance of options, restricted stock or other dilutive securities (c)	—	—	1,233
Effect of dilutive warrants (d)	—	—	105
Total shares excluded due to anti-dilution	323	1,504	10,459

	For the year ended December 31,
	2012	2011	2010
Shares excluded due to exercise price exceeding the average market price of common shares during the period (total outstanding):	(In thousands)
Potential common shares from:
Options, restricted stock, or other dilutive securities (c)	2,101	3,845	4,161
Warrants (d)	—	2,888	2,888
Total shares excluded due to exercise price exceeding the average market price of common shares during the period	2,101	6,733	7,049

(a)
If the effect of the conversion of the trust preferred securities would have been dilutive, interest expense, net of tax, related to the convertible trust preferred securities of $0.9 million, $1.6 million and $1.7 million for the years ended December 31, 2012, 2011, and 2010, respectively, would have been added back to net income/ (loss) attributable to common shareholders for diluted EPS computations for the periods presented.

(b)
If the effect of the conversion of the Series B Preferred stock would have been dilutive for the year ended December 31, 2010, preferred dividends related to the Series B Preferred stock of $0.3 million would have been added back to net income/ (loss) attributable to common shareholders for diluted EPS computations for the period presented.

(c)
Options to purchase shares of common stock, non-participating (performance-based) restricted stock, and other dilutive securities that were outstanding at period ends were not included in the computation of diluted EPS or in the above anti-dilution table because their exercise or conversion prices were greater than the average market price of the common shares during the respective periods.

(d)
Certain warrants to purchase shares of common stock that were outstanding at period ends were not included in the computations of diluted EPS because the warrants’ exercise price was greater than the average market price of the common shares during the respective period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17.     INCOME TAXES
The components of income tax expense/ (benefit) for continuing operations for the years ended December 31, 2012, 2011, and 2010 are as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Current expense/ (benefit):
Federal	$12,253	$3,859	$7,561
State	4,100	2,769	(1,119)
Total current expense/ (benefit)	16,353	6,628	6,442
Deferred expense/ (benefit):
Federal	3,534	6,680	(22,208)
State	443	972	(3,725)
Total deferred expense/ (benefit)	3,977	7,652	(25,933)
Income tax expense/ (benefit)	$20,330	$14,280	$(19,491)
Income tax expense/ (benefit) attributable to income/ (loss) from continuing operations differs from the amounts computed by applying the Federal statutory rate to pre-tax income/ (loss) from continuing operations. Reconciliations between the Federal statutory income tax rate of 35% to the effective income tax rate for the years ended December 31, 2012, 2011, and 2010 are as follows:

	Year Ended December 31,
	2012	2011	2010
Statutory Federal income tax rate	35.0%	35.0%	35.0%
Increase/ (decrease) resulting from:
Tax exempt interest, net	(5.7)%	(6.9)%	11.3%
State and local income tax, net of Federal tax benefit	4.3%	4.8%	10.0%
Tax credits	(1.9)%	(2.3)%	2.0%
Noncontrolling interests	(1.6)%	(2.2)%	2.9%
Other, net	(0.7)%	(0.1)%	0.5%
Effective income tax rate	29.4%	28.3%	61.7%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of gross deferred tax assets and gross deferred tax liabilities at December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
	(In thousands)
Gross deferred tax assets:
Allowance for loan losses	$41,218	$37,837
Allowance for losses on OREO	930	978
Stock compensation	11,336	12,185
Goodwill and acquired intangible assets	944	4,869
Deferred and accrued compensation	11,347	10,584
State loss carryforward, net of federal	781	2,190
Capital loss carryforward	2,381	4,010
Tax credit carryforward	—	4,963
Mark to market on securities available for sale	899	1,215
Contingent payments	3,094	2,335
Other	2,716	2,172
Gross deferred tax assets	75,646	83,338
Less: valuation allowance	2,232	3,833
Total deferred tax assets	73,414	79,505
Gross deferred tax liabilities:
Unrealized gain on investments	1,228	2,098
Cancellation of debt income deferral	7,072	7,131
Fixed assets	211	1,068
Other	2,658	2,426
Total gross deferred tax liabilities	11,169	12,723
Net deferred tax asset	$62,245	$66,782
Of the $4.5 million net decrease in the Company’s net deferred tax asset during 2012, $0.6 million was recognized as a reduction of shareholders’ equity.
In accordance with ASC 740, deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of the tax benefit depends upon the existence of sufficient taxable income within the carry-back and future periods.
The Company believes that it is more likely than not that the net deferred tax asset as of December 31, 2012, excluding the net deferred tax asset on capital losses, will be realized, based upon the ability to generate future taxable income as well as the availability of current and historical taxable income.
The Company believes the existing net deductible temporary differences that give rise to the net deferred tax asset, excluding the capital losses, will reverse in future periods when the Company expects to generate taxable income. Other positive evidence to support the realization of the Company’s net deferred tax asset includes:

•	The Company had cumulative pre-tax income, as adjusted for permanent book-to-tax differences, in the period 2010 through 2012.

•	Certain tax planning strategies are available to the Company, such as reducing investments in tax-exempt securities.

•	The Company has not had any operating loss or tax credit carryovers expiring unused in recent years.
At December 31, 2012, the Company had a $0.2 million deferred tax liability for a $0.5 million potential capital gain related to an installment sale and a $2.4 million deferred tax asset for $6.0 million of capital loss carryovers that are scheduled to expire in various tax years: $4.8 million in 2014 and $1.2 million in 2016. The Company believes it is more likely

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

than not that the net deferred tax asset related to capital losses will not be realized and has recorded a valuation allowance of $2.2 million and $3.8 million at December 31, 2012 and 2011, respectively, attributable to this net deferred tax asset. The net change in the valuation allowance during the year ending December 31, 2012 of $1.6 million is primarily attributable to the generation of capital gains in the current year.
At December 31, 2012, the Company had a $0.8 million deferred tax asset for state net operating loss carryovers totaling $14.0 million that are scheduled to expire in various tax years: $1.6 million in 2029; $7.3 million in 2030; $2.3 million in 2031; and $2.8 million in 2032. The Company believes that it is more likely than not that the full amount of these state net operating loss carryovers will be utilized before they expire.
A reconciliation of the beginning and ending gross amount of unrecognized tax benefits under the provisions of ASC 740-10 is as follows:

	2012	2011	2010
	(In thousands)
Balance at January 1	$526	$477	$350
Additions based on tax positions related to the current year	149	98	127
Additions based on tax positions taken in prior years	4,332	44	—
Decreases based on tax positions taken in prior years	—	(60)	—
Decreases based on settlements with taxing authorities	—	—	—
Decreases based on the expiration of statute of limitations	(205)	(33)	—
Balance at December 31	$4,802	$526	$477
Excluded from the gross amount of unrecognized tax benefits for the years ended December 31, 2012, 2011, and 2010 are the federal tax benefits associated with the gross amount of state unrecognized tax benefits which, if recognized, would affect the effective tax rate. Included in the gross amount of unrecognized tax benefits for the year ended December 31, 2012 are timing-related uncertainties of $4.3 million which, if recognized, would not affect the effective tax rate. The net amount of unrecognized tax benefit which, if recognized, would affect the effective tax rate is $0.2 million at December 31, 2012 and $0.4 million at both December 31, 2011 and December 31, 2010. The Company believes it is reasonably possible that the gross amount of unrecognized tax benefits may decrease by $4.3 million within the next twelve months due to the Company’s plan to file an accounting method change for income tax purposes.
The Company classifies interest and penalties, if applicable, related to unrecognized tax benefits as a component of income tax expense in the consolidated statements of operations. Interest and penalties recognized as part of the Company’s income tax expense was $0.3 million for the year ended December 31, 2012 and not material for the years ended December 31, 2011 and 2010. The accrued amounts for interest and penalties were $0.4 million as of December 31, 2012 and not material as of December 31, 2011 and 2010.
Federal income tax returns for the tax years subsequent to 2008 remain subject to examination by the Internal Revenue Service. The examination by the Internal Revenue Service for the tax year ended December 31, 2008 was settled in April, 2011. The resolution of this examination did not have a significant impact on the effective tax rate.
State income tax returns for the Company’s major tax jurisdictions of California, Massachusetts, and New York are either under, or remain subject to, examination for all the tax years subsequent to 2007 or 2008. The examination by the Commonwealth of Massachusetts for the tax year ended December 31, 2009 was settled in October, 2012. The resolution of this examination did not have a significant impact on the effective tax rate. The Company is currently under examination by the State of New York for the tax years ended December 31, 2008, 2009, and 2010. The Company believes it is reasonably possible that the settlement of this examination will occur within the next twelve months and believes the resolution of this examination will not have a significant impact on the effective tax rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18.     EMPLOYEE BENEFITS
Employee 401(k) Profit Sharing Plan
The Company established a corporate-wide 401(k) Profit Sharing Plan (the “Plan”) for the benefit of the employees of the Company and its affiliates, which became effective on July 1, 2002. The Plan is a 401(k) savings and retirement plan that is designed to qualify as an ERISA section 404(c) plan. The assets of the Charter Bank 401(k) plan and the Davidson Trust Company 401(k) plan were merged into this Plan during 2010. Generally, employees who are at least twenty-one (21) years of age are eligible to participate in the plan on their date of hire. Employee contributions may be matched based on a predetermined formula and additional discretionary contributions may be made. Consolidated 401(k) expenses for all plans were $2.6 million, $2.5 million, and $2.3 million, in the years ended December 31, 2012, 2011, and 2010, respectively.
Salary Continuation Plans
The Bank’s San Francisco Bay market, formerly Borel, maintains a salary continuation plan for certain current or former officers. The officers become eligible for benefits under the salary continuation plan if they reach a defined retirement age while working for the Bank’s San Francisco Bay market. The San Francisco Bay market also has a deferred compensation plan for certain former directors. The compensation expense relating to each contract is accounted for individually and on an accrual basis. The expense relating to these plans was $0.2 million, $0.1 million, and $0.2 million for the years ended December 31, 2012, 2011, and 2010, respectively. The amount recognized in other liabilities in the consolidated balance sheets was $1.6 million and $1.9 million at December 31, 2012 and 2011, respectively. The San Francisco Bay market has purchased life insurance contracts to help fund these plans. The San Francisco Bay market has single premium life insurance policies with cash surrender values totaling $6.2 million and $6.0 million, which are included in other assets in the consolidated balance sheets, as of December 31, 2012 and 2011, respectively.
The Bank’s Southern California market, formerly FPB, maintains a salary continuation plan for certain current or former officers. The plan provides for payments to the participants at the age of retirement. The expense relating to these plans was $0.2 million, for each of the years ended December 31, 2012, 2011, and 2010. The net amount recognized in other liabilities in the consolidated balance sheets was $1.9 million at both December 31, 2012 and 2011. The Southern California market has purchased life insurance contracts to help fund these plans. These life insurance policies have cash surrender values totaling $4.3 million and $4.4 million at December 31, 2012 and 2011, respectively, which are included in other assets in the consolidated balance sheets.
Deferred Compensation Plan
The Company offers a deferred compensation plan that enables certain executives to elect to defer a portion of their compensation. The amounts deferred are excluded from the employee’s taxable income and are not deductible for income tax purposes by the Company until paid. The employee selects from a limited number of hypothetical mutual funds and the deferred liability is increased or decreased to correspond to the fair value of these underlying hypothetical mutual fund investments. The net amount recognized in other liabilities in the consolidated balance sheets was $5.9 million and $5.1 million at December 31, 2012 and 2011, respectively. The increase in value is recognized as compensation expense. The expense relating to these plans was $0.5 million, $0.2 million, and $0.4 million for the years ended December 31, 2012, 2011, and 2010, respectively. The Company established and funded a Rabbi Trust to offset this liability. The Rabbi Trust holds similar assets and approximately mirrors the activity in the hypothetical mutual funds. The net amount recognized in other assets in the consolidated balance sheets was $5.2 million and $4.5 million at December 31, 2012 and 2011, respectively. Increases and decreases in the value of the mutual funds in the Rabbi Trust are recognized in other income in the consolidated statement of operations. The income relating to this plan was $0.5 million, $0.3 million, and $0.5 million for the years ended December 31, 2012, 2011, and 2010, respectively.
Stock-Based Incentive Plans
At December 31, 2012, the Company has four stock-based compensation plans. These plans encourage and enable the officers, employees, and non-employee directors of the Company to acquire a proprietary interest in the Company.
The 2009 Stock Option and Incentive Plan (the “2009 Plan”), replaced the Company’s 2004 Stock Option and Incentive Plan. Under the 2009 Plan, the Company may grant options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock awards, performance share awards and dividend equivalent rights to its officers, employees, and non-employee directors of the Company for an amount not to exceed 2% of the total shares of common stock outstanding as of the last business day of the preceding fiscal year. The 2009 Plan provides for the authorization and issuance of 4,000,000 shares, along with any residual shares from previous plans. Under the 2009 Plan, the exercise price of each option shall not be less than 100% of the fair market value of the stock on the date the options are granted. Generally, options expire ten years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

from the date granted and vest over a three-year graded vesting period for officers and employees and a one-year or less period for non-employee directors. Stock grants generally vest over a three-year cliff vesting period. As of December 31, 2012 the maximum number of shares of stock reserved and available for issuance under the Plan was 3,376,461 shares.
In 2010, the Company adopted the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan (the “Inducement Plan”) for the purposes of granting equity awards to new employees as an inducement to join the Company. The Company reserved 600,000 shares of the Company’s common stock for issuance under the Inducement Plan. The terms of the Inducement Plan are substantially similar to the terms of the 2009 Plan. During 2010, the Company issued 477,166 shares under the Inducement Plan. During 2012, the Company issued an additional 7,246 shares under this plan in conjunction with an executive attaining certain performance metrics for previously-awarded shares. During 2011, the Company issued no shares under this Plan. At December 31, 2012, the Inducement Plan had 115,588 shares reserved and available for issuance.
The Company maintains both a qualified and non-qualified Employee Stock Purchase Plan (“the ESPPs”) with similar provisions. The non-qualified plan was approved in 2006 and allows for employees of certain subsidiaries that are structured as limited liability companies to participate; however, the Company suspended offering shares under the non-qualified plan during 2010. Under the ESPPs, eligible employees may purchase common stock of the Company at 85 percent of the lower of the closing price of the Company’s common stock on the first or last day of a six month purchase period on The NASDAQ® Stock Market. Employees pay for their stock purchases through payroll deductions at a rate equal to any whole percentage from 1 percent to 15 percent of after-tax earnings. Participants have a right to a full reimbursement of ESPP deferrals through the end of the offering period. Such a reimbursement would result in a reversal of the compensation expense previously recorded, attributed to that participant. The Company issues shares under the ESPPs in January and July of each year. As of December 31, 2012, there were 365,309 and 10,508 shares shares available for issuance in the qualified and non-qualified ESPPs, respectively. There were 193,516 shares issued to participants under the qualified ESPP in 2012. There were no shares issued to participants under the non-qualified ESPP in 2012.
Share-based payments recorded in salaries and benefits expense are as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Stock option and ESPP expense	$1,403	$1,682	$1,904
Nonvested share expense	6,669	5,083	3,797
Subtotal	8,072	6,765	5,701
Tax benefit	3,129	2,621	2,187
Stock-based compensation expense, net of tax benefit	$4,943	$4,144	$3,514
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
The following table presents the weighted average assumptions used to determine the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model in the years indicated:

	Year Ended December 31,
	2012	2011	2010
Expected volatility	66.9%	63.5%	61.6%
Expected dividend yield	0.4%	0.6%	0.5%
Expected term (in years)	6.2	6.3	6.2
Risk-free rate	1.0%	2.3%	2.4%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock Options
A summary of option activity under the 2009 Plan for the year ended December 31, 2012 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in 000’s)
Outstanding at December 31, 2011	4,037,874	$18.52
Granted	143,941	$9.05
Exercised	105,905	$7.08
Forfeited	43,302	$6.78
Expired	858,026	$23.55
Outstanding at December 31, 2012	3,174,582	$17.27	4.55	$1,808.6
Exercisable at December 31, 2012	2,738,525	$18.82	3.91	$1,168.2
The weighted-average grant-date fair value of options granted during the years ended December 31, 2012, 2011, and 2010 was $5.30, $3.72, and $4.21, respectively. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011, and 2010 was $0.2 million, $0.1 million, and $0.2 million, respectively. As of December 31, 2012, there was $1.2 million of total unrecognized compensation cost related to stock option arrangements granted under the 2009 Plan that is expected to be recognized over a weighted-average period of 1.8 years.
Restricted Stock
A summary of the Company’s nonvested shares as of December 31, 2012 and changes during the year ended December 31, 2012, including shares under both the 2009 Plan and the Inducement Plan, is as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2011	2,583,077	$6.59
Granted	655,583	$8.93
Vested	740,299	$5.81
Forfeited	233,928	$7.91
Nonvested at December 31, 2012	2,264,433	$7.39
The fair value of nonvested shares is determined based on the closing price of the Company’s stock on the grant date. The weighted-average grant-date fair value of shares granted during the years ended December 31, 2012, 2011, and 2010 was $8.93, $6.44, and $7.43, respectively. At December 31, 2012, there was $7.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the 2009 Plan and the Inducement Plan, combined. That cost is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of shares that vested during the years ended December 31, 2012, 2011, and 2010 was $4.3 million, $2.5 million, and $2.9 million, respectively.
Included in the restricted stock balances above are performance shares, which are granted to certain executives within the Company and are accounted for in the same manner as restricted stock. At December 31, 2012, there were 695,504 performance shares outstanding, including incentive shares issued to the CEO at his date of hire in July 2010. The amount of the performance shares could increase up to 1,251,907 shares. If the maximum number of performance shares is issued, the Company would incur an additional $4.2 million of compensation costs related to these additional 556,403 shares. The Company recognizes the expense for performance shares based upon the most likely outcome of shares to be issued based on current information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Supplemental Executive Retirement Plans
The Company has a non-qualified supplemental executive retirement plan (“SERP”) with a former executive officer of the Company. The SERP, which is unfunded, provides a defined cash benefit based on a formula using average compensation, years of service, and age at retirement of the executive. The agreement was amended in July 2004 and then revised in February of 2007. Expected benefits were increased and the full vesting age was increased to age 70. During 2010, the executive officer retired, and the full vesting was accelerated to the actual retirement date by the Company. The estimated actuarial present value of the projected benefit obligation was $8.8 million and $8.4 million at December 31, 2012 and 2011, respectively. The expense associated with the SERP was $0.5 million, $0.9 million, and $0.9 million for the years ended December 31, 2012, 2011, and 2010, respectively. The discount rate used to calculate the SERP liability was 3.90%, 4.55%, and 5.15% for the years ended December 31, 2012, 2011, and 2010, respectively.
The Bank has a SERP with various current and former executives of the Pacific Northwest market. The SERP, which is unfunded, provides a defined cash benefit based on a formula using compensation, years of service, and age at retirement of the executives. The benefits for each executive under the plan are accrued until the full vesting age of 65. The actuarial present value of the projected benefit obligation was $3.4 million and $3.0 million at December 31, 2012 and 2011, respectively. The expense associated with the SERP was $0.4 million, $0.4 million, and $0.5 million for the years ended December 31, 2012, 2011, and 2010, respectively. The discount rate used to calculate the SERP liability was 3.95%, 4.95%, and 5.99%, for the years ended December 31, 2012, 2011, and 2010, respectively.
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
KLS, one of the Company’s Wealth Advisory affiliates, has a long term incentive plan (“LTIP”) with certain of its managing directors. This LTIP, which is unfunded, provides for a profit sharing based on current year results as well as a cash benefit at the time of separation of service. The cash payment at separation of service, which is determined based on the profit share and a multiple based on years of service, is payable in three equal annual installments following separation of service. The Company has accrued $3.8 million and $2.2 million at December 31, 2012 and 2011, respectively, for future separation of service payments. The LTIP was effective beginning January 1, 2010. The expense associated with the LTIP was $1.6 million, $1.2 million, and $1.0 million for the years ended December 31, 2012, 2011, and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

19.     OTHER OPERATING EXPENSE
Major components of other operating expense are as follows:

	Year Ended December 31,
	2012	2011	2010
		(In thousands)
Insurance	$3,102	$3,472	$3,086
Employee travel and meals	2,675	2,347	2,120
Prepayment penalties on repurchase of FHLB borrowings and repurchase agreements	2,055	—	—
Telephone	1,506	1,245	1,133
Postage, express mail, and courier	1,262	1,322	1,384
Forms and supplies	1,256	1,493	1,345
Other banking expenses	891	1,348	1,503
Publications and dues	832	809	898
Training and education	726	502	643
OREO and repossessed asset expenses	636	963	1,825
Correspondent bank charges	390	473	488
Provision/ (credit) for off balance sheet loan commitments	65	(1,528)	181
Legal settlement costs	—	—	2,450
Other	1,645	1,637	2,419
Total	$17,041	$14,083	$19,475

20.     REPORTABLE SEGMENTS
Management Reporting
The Company has three reportable segments: Private Banking, Investment Management, and Wealth Advisory, and the Parent Company (Boston Private Financial Holdings, Inc.) (the Holding Company). The financial performance of the Company is managed and evaluated by these three areas. The segments are managed separately as a result of the concentrations in each function.
The Company’s Segment Chief Executive Officers (“CEOs”) manage the segments and have full authority and responsibility for the performance and the allocation of resources within their respective segments. The Company’s CEO is the Company’s Chief Operating Decision Maker (“CODM”). The Segment CEO for the Private Banking segment reports to the Company’s CEO. The Company’s CEO is also the Segment CEO for both the Wealth Advisory and Investment Management segments (the “non-banks”). The Company also has a Bank Segment Chief Financial Officer (“CFO”) and a non-bank Segment Controller who provide financial support to the Segment CEOs.
Under the current management structure, day to day activities of the non-bank affiliates are managed by the affiliate CEOs. There is only one affiliate within the Bank Segment so the affiliate Bank CEO and the Bank Segment CEO are one in the same. The Segment CEOs have authority with respect to the allocation of capital within their segments, management oversight responsibility, performance assessments, and overall authority and accountability for all of the affiliates, if any, within their segment. The Segment CEO for the non-banks communicates with the affiliate CEOs regarding profit and loss responsibility, strategic planning, priority setting and other matters. The Bank CFO and the non-banking Segment Controller review the affiliate financial detail with the relevant Segment CEOs. The Company’s CFO reviews all affiliate financial detail with the CODM on a monthly basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Description of Reportable Segments
Private Banking
The Private Banking segment operates primarily in four geographic markets: New England, San Francisco Bay, Southern California, and the Pacific Northwest. However in December 2012, the Bank announced plans to sell its three offices in the Pacific Northwest market. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 3: Divestitures and Acquisitions” for additional details regarding the sale of the Pacific Northwest offices.
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
Investment Management
The Investment Management segment has two consolidated affiliates, including DGHM, a registered investment adviser, and Anchor, which is the parent company of Anchor Capital Advisors and Anchor Russell, both of which are registered investment advisers. Effective January 1, 2013, Anchor Russell merged into Anchor Capital Advisors, with Anchor Capital Advisors as the surviving entity. Given that there was only one remaining subsidiary of Anchor, there was no longer a need for a parent of Anchor Capital Advisors and Anchor was therefore dissolved. As of January 1, 2013, Anchor Capital Advisors will be the consolidated affiliate of Boston Private. The Investment Managers serve the needs of pension funds, endowments, trusts, foundations and select institutions, mutual funds and high net worth individuals and their families throughout the U.S. and abroad. The Investment Managers specialize in value-driven equity portfolios with products across the capitalization spectrum. The specific mix of products, services and clientele varies between affiliates. The Investment Managers are located in New England and New York, with one affiliate administrative office in South Florida.
Wealth Advisory
The Wealth Advisory segment has two consolidated affiliates, including KLS and BOS, both of which are registered investment advisers and wealth management firms. The Wealth Advisors provide comprehensive, planning-based financial strategies to high net worth individuals and their families, and non-profit institutions. The firms offer fee-only financial planning, tax planning and preparation, estate and insurance planning, retirement planning, charitable planning and intergenerational gifting and succession planning. The Wealth Advisors manage investments covering a wide range of asset classes for both taxable and tax-exempt portfolios. The Wealth Advisors are located in New York, Southern California and Northern California. In the second quarter of 2012, the Company sold its affiliate DTC. Accordingly, prior period and current financial information related to DTC is included with discontinued operations.
Measurement of Segment Profit and Assets
The accounting policies of the segments are the same as those described in Part II. Item 8. “Financial Statements and Supplementary Data—Note 1: Basis of Presentation and Summary of Significant Accounting Policies.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Reconciliation of Reportable Segment Items
The following tables present a reconciliation of the revenues, profits, assets, and other significant items of reportable segments as of and for the year ended December 31, 2012, 2011, and 2010. Interest expense on junior subordinated debentures is reported at the Holding Company.

	For the year ended December 31,
	Net interest income			Non-interest income			Total revenues
	2012	2011	2010	2012	2011	2010	2012	2011	2010
	(In thousands)
Total Bank(s) (1)	$189,260	$186,006	$190,104	$33,764	$38,738	$36,084	$223,024	$224,744	$226,188
Total Investment Managers	31	74	144	39,201	39,802	36,976	39,232	39,876	37,120
Total Wealth Advisors (2)	26	27	24	37,647	34,553	31,732	37,673	34,580	31,756
Total Segments	189,317	186,107	190,272	110,612	113,093	104,792	299,929	299,200	295,064
Holding Company and Eliminations	(6,041)	(7,153)	(9,512)	3,750	5,348	836	(2,291)	(1,805)	(8,676)
Total Company	$183,276	$178,954	$180,760	$114,362	$118,441	$105,628	$297,638	$297,395	$286,388

	For the year ended December 31,
	Non-interest expense (3)			Income tax expense/(benefit) (4)			Net income/(loss) from continuing operations
	2012	2011	2010	2012	2011	2010	2012	2011	2010
	(In thousands)
Total Bank(s) (1)	$149,211	$151,768	$149,996	$25,901	$19,697	$(10,219)	$51,212	$40,119	$(767)
Total Investment Managers	31,359	31,181	29,720	2,688	2,803	2,682	5,185	5,892	4,718
Total Wealth Advisors (2)	28,001	25,193	23,872	3,561	3,439	2,942	6,111	5,948	4,942
Total Segments	208,571	208,142	203,588	32,150	25,939	(4,595)	62,508	51,959	8,893
Holding Company and Eliminations	23,279	25,712	27,240	(11,820)	(11,659)	(14,896)	(13,750)	(15,858)	(21,020)
Total Company	$231,850	$233,854	$230,828	$20,330	$14,280	$(19,491)	$48,758	$36,101	$(12,127)

	For the year ended December 31,
	Net income from continuing operations attributable to noncontrolling interests			Net income/(loss) attributable to the Company (5)			Amortization of intangibles
	2012	2011	2010	2012	2011	2010	2012	2011	2010
	(In thousands)
Total Bank(s) (1)	$—	$—	$—	$51,212	$40,119	$(767)	$133	$404	$286
Total Investment Managers	1,599	1,727	1,383	3,586	4,165	3,335	3,201	3,319	3,477
Total Wealth Advisors (2)	1,523	1,421	1,203	4,588	4,527	3,739	1,035	1,077	1,181
Total Segments	3,122	3,148	2,586	59,386	48,811	6,307	4,369	4,800	4,944
Holding Company and Eliminations	—	—	—	(6,115)	(9,674)	(17,277)	—	—	106
Total Company	$3,122	$3,148	$2,586	$53,271	$39,137	$(10,970)	$4,369	$4,800	$5,050

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the year ended December 31,			As of December 31,
	Depreciation			Assets			AUM
	2012	2011	2010	2012	2011	2010	2012	2011	2010
	(In thousands)			(In thousands)			(In millions)
Total Bank(s) (1)	$5,772	$5,438	$5,345	$6,269,390	$5,843,089	$5,948,100	$3,941	$3,571	$3,592
Total Investment Managers	247	250	264	102,843	105,629	114,614	8,444	7,594	8,140
Total Wealth Advisors (2)	360	358	271	66,869	70,086	66,566	8,052	6,994	6,844
Total Segments	6,379	6,046	5,880	6,439,102	6,018,804	6,129,280	20,437	18,159	18,576
Holding Company and Eliminations	191	190	214	25,903	30,568	24,621	(20)	(19)	(19)
Total Company	$6,570	$6,236	$6,094	$6,465,005	$6,049,372	$6,153,901	$20,417	$18,140	$18,557
___________________

(1)
In the second quarter of 2011, the Company merged its four Private Banking affiliates into one bank operating under the charter of Boston Private Bank. See Part II. Item 8. “Financial Statements and Supplementary Data-Note 2: Restructuring” for additional details.

(2)
In the second quarter of 2012, the Company sold its Wealth Advisory affiliate, DTC. Accordingly, current and prior period results for DTC have been reclassified into discontinued operations and are included with Holding Company and Eliminations in the tables above.

(3)
Non-interest expense for 2012 includes $5.9 million of restructuring expenses; restructuring expenses incurred by the Private Banking segment amounted to $4.0 million, with the remaining $1.9 million incurred by the Holding Company. Non-interest expense for 2011 includes $8.1 million of restructuring expenses; restructuring expenses incurred by the Private Banking segment amounted to $5.5 million, with the remaining $2.6 million incurred by the Holding Company.

(4)
The Company’s effective tax rate for 2012, 2011, and 2010 are not consistent due to earnings from tax-exempt investments, non-deductible compensation, state and local taxes, income tax credits and income attributable to noncontrolling interests having a different impact on the effective tax rate due primarily to the different levels of income or loss before taxes in years 2012, 2011, and 2010. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 17: Income Taxes” for additional details.

(5)
Net income/ (loss) from discontinued operations for the years ended December 31, 2012, 2011 and 2010 of $7.6 million, $6.2 million, and $3.7 million, respectively, are included in Holding Company and Eliminations in the calculation of net income/ (loss) attributable to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of December 31, 2012	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available for sale securities
U.S. government and agencies	$2,753	$—	$2,753	$—
Government-sponsored entities	155,002	—	155,002	—
Municipal bonds	210,984	—	210,984	—
Mortgage-backed securities	317,927	—	317,927	—
Other	12,634	12,634	—	—
Total available for sale securities	699,300	12,634	686,666	—
Derivatives—interest rate customer swaps	2,915	—	2,915	—
Derivatives—customer foreign exchange forward	120	—	120	—
Other investments	5,892	5,206	686	—
Liabilities:
Derivative-interest rate customer swaps	$3,047	$—	$3,047	$—
Derivatives—customer foreign exchange forward	120	—	120	—
Derivatives-junior subordinated debenture interest rate swap	5,189	—	5,189	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of December 31, 2011	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available for sale securities:
U.S. government and agencies	$4,602	$1,002	$3,600	$—
Government-sponsored entities	379,423	—	379,423	—
Corporate bonds	4,912	—	4,912	—
Municipal bonds	200,675	—	200,675	—
Mortgage-backed securities	254,344	—	254,344	—
Other	540	540	—	—
Total available for sale securities	844,496	1,542	842,954	—
Derivatives - interest rate customer swaps	4,207	—	4,207	—
Derivatives - customer foreign exchange forward	7	—	7	—
Other investments	5,317	4,493	824	—
Liabilities:
Derivatives - interest rate customer swaps	$4,366	$—	$4,366	$—
Derivatives - customer foreign exchange forward	7	—	7	—
Derivatives-junior subordinated debenture interest rate swap	5,308	—	5,308	—
As of December 31, 2012, available for sale securities consisted primarily of U.S. government and agency securities, government-sponsored entities securities, municipal bonds, mortgage-backed securities, and other available for sale securities. The equities (which are categorized as other available for sale securities) are valued with prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement. The government-sponsored entities securities, municipal bonds, mortgage-backed securities, and certain investments in Small Business Administration (“SBA”) loans (which are categorized as U.S. government and agencies securities) generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets. Therefore, they have been categorized as a Level 2 measurement. No investments held at December 31, 2012 were categorized as Level 3.
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
The Company uses interest rate customer swaps and a junior subordinated debenture interest rate swap to manage its interest rate risk, and customer foreign exchange forward contracts to manage its foreign exchange risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, they have been categorized as a Level 2 measurement as of December 31, 2012 and 2011. See Part I. Item 1. “Notes to Consolidated Financial Statements-Note 9: Derivatives and Hedging Activities” for further details.
To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral securing the position. The Company met the criteria for and, effective January 1, 2012, elected to apply the accounting policy exception with respect to measuring counterparty credit risk for derivative transactions subject to master netting arrangements provided in ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). Electing this policy exception had no impact on financial statement presentation.
The Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy as of December 31, 2012 and 2011.
Other investments, which are not considered available for sale investments, consist of deferred compensation trusts for the benefit of certain current or former employees, which consist of publicly traded mutual fund investments that are valued at prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement as of December 31, 2012 and 2011. The remaining other investments categorized as Level 2 consist of the Company’s cost-method investments as of December 31, 2012 and 2011.
There were no Level 3 assets at December 31, 2012 or 2011.
The following tables present the Company’s assets and liabilities measured at fair value on a non-recurring basis during the periods ended December 31, 2012 and 2011, respectively, aggregated by the level in the fair value hierarchy within which those measurements fall.

	As of December 31, 2012	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Year ended December 31, 2012
	(In thousands)
Assets:
Impaired loans (1)	$16,797	$—	$—	$16,797	$(7,173)
OREO (2)	379	—	—	379	(102)
	$17,176	$—	$—	$17,176	$(7,275)
___________________

(1)	Collateral-dependent impaired loans held at December 31, 2012 that had write-downs in fair value or whose specific reserve changed during 2012.

(2)	One OREO property held at December 31, 2012 had a write-down during 2012.

	As of December 31, 2011	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Year ended December 31, 2011
	(In thousands)
Assets:
Impaired loans (1)	$22,124	$—	$—	$22,124	$(7,017)
OREO (2)	813	—	—	813	(441)
	$22,937	$—	$—	$22,937	$(7,458)
___________________

(1)	Collateral-dependent impaired loans held at December 31, 2011 that had write-downs in fair value or whose specific reserve changed during 2011.

(2)	Two OREO properties held at December 31, 2011 had write-downs during 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value.

	December 31, 2012
	Fair Value	Valuation technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$16,797	Appraisals of Collateral	Discount for costs to sell	6% - 13%	8%
			Appraisal adjustments	0% - 59%	23%
OREO	$379	Appraisals of Collateral	Discount for costs to sell	8%	8%
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
The OREO in the tables above includes those properties that had an adjustment to fair value during the years ended December 31, 2012 and 2011. The Company uses appraisals, which management may adjust to reflect estimated fair value declines, or may apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property or consideration of broker quotes. The appraisers use a market, income, and/or a cost approach in determining the value of the collateral. Therefore they have been categorized as a Level 3 measurement.
The following tables present the carrying values and fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis (other than certain loans, as noted below):

	December 31, 2012
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$308,744	$308,744	$308,744	$—	$—
Loans, net	4,730,079	4,766,574	—	—	4,766,574
Loans held for sale	308,390	308,908	—	308,908	—
Other financial assets	118,087	118,087	—	118,087	—
FINANCIAL LIABILITIES:
Deposits	4,885,059	4,891,465	—	4,891,465	—
Deposits held for sale	194,084	182,592	—	182,592	—
Securities sold under agreements to repurchase	116,319	117,885	—	117,885	—
Federal Home Loan Bank borrowings	408,121	428,037	—	428,037	—
Junior subordinated debentures	143,647	117,502	—	12,804	104,698
Other financial liabilities	10,058	10,058	—	10,058	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2011
	Book Value	Fair Value
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$203,354	$203,354
Loans, net	4,555,114	4,619,821
Loans held for sale	12,069	12,069
Other financial assets	120,097	120,097
FINANCIAL LIABILITIES:
Deposits	4,530,411	4,538,137
Securities sold under agreements to repurchase	130,791	133,660
Federal Home Loan Bank borrowings	521,827	547,584
Junior subordinated debentures	182,053	165,242
Other financial liabilities	11,388	11,388
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
Loans held for sale
Loans held for sale are recorded at the lower of cost or fair value in the aggregate. Fair value estimates are based on actual commitments to sell the loans to investors at an agreed upon price or current market prices if rates have changed since the time the loan closed. In December 2012, the Bank announced plans to sell its three offices in the Pacific Northwest market. The loans related to this transaction were transferred from the loan portfolio to loans held for sale. The fair value indicated for these loans held for sale was based on the agreed upon offer in the pending transaction. Accordingly, loans held for sale are included in the Level 2 fair value category.
During the year ended December 31, 2012, the Company reevaluated the inputs used to estimate the fair value of loans held for sale. Based on the reevaluation, the Company has determined that a Level 2 classification is more appropriate than the prior Level 3 classification that was previously utilized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Deposits held for sale
Deposits held for sale are recorded at the lower of cost or fair value. All of the deposits held for sale at December 31, 2012 relate to the Pacific Northwest transaction. Fair value estimates are based on actual agreed upon price and premium per the agreement. Accordingly, deposits held for sale are included in the Level 2 fair value category.
Securities sold under agreements to repurchase
The fair value of securities sold under agreements to repurchase are estimated based on contractual cash flows discounted at the Bank’s incremental borrowing rate for FHLB borrowings with similar maturities and have been classified as Level 2.
Federal Home Loan Bank borrowings
The fair value reported for FHLB borrowings is estimated based on the discounted value of contractual cash flows. The discount rate used is based on the Bank’s estimated current incremental borrowing rate for FHLB borrowings of similar maturities and have been classified as Level 2.
Junior subordinated debentures
The fair value of the junior subordinated debentures issued by Boston Private Capital Trust I was based on the current market price of the securities at December 31, 2012 and 2011 and have been classified as Level 2. This current market price was based on the recent repurchases of these junior subordinated debentures. The fair value of the junior subordinated debentures issued by Boston Private Capital Trust II and the junior subordinated debentures acquired in the acquisitions of FPB, Gibraltar Private Bank and Trust Company (Gibraltar Private Bank and Trust Company was subsequently sold in 2009), and Charter was estimated using Level 3 inputs such as the interest rates on these securities and current rates for similar debt, a consideration for illiquidity of trading in the debt, and pending regulatory changes that would result in an unfavorable change in the regulatory capital treatment of this type of debt.
During the year ended December 31, 2012, the classification of the inputs used in the valuation technique for the junior subordinated debentures, other than those issued by Boston Private Capital Trust I, were changed from Level 2 to Level 3. This change was the result of a new valuation model used primarily due to the pending changes affecting the regulatory capital treatment of junior subordinated debentures and the impact in the capital markets on new issuances of these types of securities. The Federal Reserve has proposed rules in 2012 that will begin to implement the standards set forth by the Basel Committee on Banking Supervision in December 2010 and known as Basel III which apply to capital and liquidity. Such rules would eliminate the current favorable treatment that junior subordinated debentures receive in the calculation of regulatory capital which, when combined with the current low interest rate environment and the illiquidity of this type of instrument to the holder, significantly reduces observable market data for similar debt.
Other financial liabilities
Other financial liabilities consist of accrued interest payable and deferred compensation for which the carrying amount approximates fair value and are classified as Level 2.
Financial instruments with off-balance sheet risk
The Bank’s commitments to originate loans and for unused lines and outstanding letters of credit are primarily at market interest rates and therefore, the carrying amount approximates fair value.

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
Commitments to originate loans, the unadvanced portion of loans, and the unused lines of credit are agreements to lend to a client, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each client’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a client to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to clients.
Loans sold to investors have recourse to the Company on any loans that are deemed to have been fraudulent or misrepresented. In addition, investors would require the Company to repurchase any loan sold which has a first payment default. The Company has not repurchased any loans during the three years ended December 31, 2012.
Financial instruments with off-balance sheet risk are summarized as follows:

	December 31,
	2012	2011
	(In thousands)
Commitments to originate loans
Variable rate	$60,344	$108,868
Fixed rate	24,609	78,013
Total commitments to originate new loans	$84,953	$186,881
Unadvanced portion of loans and unused lines of credit	$929,305	$898,772
Standby letters of credit	$21,802	$18,426
Forward commitments to sell loans	$83,955	$44,868

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

23.    BOSTON PRIVATE FINANCIAL HOLDINGS, INC. (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

	December 31, 2012	December 31, 2011
	(In thousands)
Assets:
Cash and cash equivalents	$61,221	$96,871
Investment in wholly-owned and majority-owned subsidiaries:
Bank	544,160	504,861
Non-banks	135,426	145,299
Investment in partnerships and trusts	7,143	7,143
Deferred income taxes	19,092	25,798
Other assets	18,273	14,002
Total assets	$785,315	$793,974
Liabilities:
Junior subordinated debentures	$143,647	$182,053
Other liabilities	19,279	24,656
Total liabilities	162,926	206,709
Redeemable Noncontrolling Interests (1)	19,287	21,140
Total Shareholders’ Equity	603,102	566,125
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$785,315	$793,974
___________________

(1)	Represents the maximum redemption value of noncontrolling interests.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Income:
Interest income	$218	$323	$610
Gain on repurchase of debt	3,444	4,230	—
Dividends from subsidiaries:
Bank(s)	10,300	7,400	9,200
Non-banks	17,559	23,247	15,606
Other income/ (loss)	306	1,147	910
Total income	31,827	36,347	26,326
Operating Expense:
Salaries and employee benefits	15,066	15,286	16,355
Professional fees	3,224	4,184	6,363
Interest expense	6,258	7,474	10,125
Restructuring Expense (1)	1,897	2,609	—
Other expenses	3,093	3,664	4,594
Total operating expense	29,538	33,217	37,437
Income/ (loss) before income taxes	2,289	3,130	(11,111)
Income tax expense/ (benefit)	(11,820)	(11,659)	(14,897)
Net income from discontinued operations	7,635	6,184	3,743
Income before equity in undistributed earnings/ (loss) of subsidiaries	21,744	20,973	7,529
Equity in undistributed earnings/ (loss) of subsidiaries	31,527	18,164	(18,499)
Net income/ (loss) attributable to the Company	$53,271	$39,137	$(10,970)
____________

(1)	Includes severance expense of $1.9 million and $0.4 million for the years ended December 31, 2012 and 2011, respectively.

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income/ (loss) attributable to the Company	$53,271	$39,137	$(10,970)
Net income from discontinued operations	7,635	6,184	3,743
Net income/ (loss) from continuing operations	45,636	32,953	(14,713)
Adjustments to reconcile net income/ (loss) from continuing operations to net cash provided by/ (used in) operating activities:
Equity in (earnings)/ loss of subsidiaries:
Bank(s)	(51,212)	(40,119)	767
Non-banks	(8,174)	(8,777)	(7,088)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Dividends from subsidiaries:
Bank(s)	10,300	7,400	9,200
Non-banks	17,559	23,247	15,606
Gain on repurchase of debt	(3,444)	(4,230)	—
Deferred income tax expense/ (benefit)	3,963	(4,279)	4,246
Depreciation and amortization	5,613	3,288	1,378
Net decrease/ (increase) in other operating activities	(11,075)	(1,557)	(23,067)
Net cash provided by/ (used in) operating activities of continuing operations	9,166	7,926	(13,671)
Net cash provided by/ (used in) operating activities of discontinued operations	7,635	6,184	3,743
Net cash provided by/ (used in) operating activities	16,801	14,110	(9,928)
Cash flows from investing activities:
Cash paid for acquisitions, including deferred acquisition obligations	—	(217)	(31,525)
Capital investments in subsidiaries:
Bank(s)	—	—	(15,000)
Non-banks	(5,191)	—	—
Purchases of investment securities available for sale	—	—	(70,000)
Sales of investment securities available for sale	—	—	245,000
Cash received from divestitures	5,964	2,752	—
Net cash (used in)/ provided by in other investing activities	897	—	(6)
Net cash provided by/ (used in) investing activities of continuing operations	1,670	2,535	128,469
Net cash provided by/ (used in) investing activities of discontinued operations	—	—	—
Net cash provided by/ (used in) investing activities	1,670	2,535	128,469
Cash flows from financing activities:
Repurchase of debt	(33,749)	(6,988)	—
Repurchase of Series C Preferred stock	—	—	(154,000)
Dividends paid to common shareholders	(3,125)	(3,089)	(2,900)
Dividends paid to preferred shareholders	(290)	(290)	(3,099)
Tax deficiency from certain stock compensation awards	(1,588)	(1,706)	(1,613)
Repurchase of warrants	(15,000)	—	—
Proceeds from stock option exercises	738	205	474
Proceeds from issuance of common stock, net	3,198	5,288	37,717
Other equity adjustments	(4,305)	(1,657)	3,148
Net cash provided by/ (used in) financing activities of continuing operations	(54,121)	(8,237)	(120,273)
Net cash provided by/ (used in) financing activities of discontinued operations	—	—	—
Net cash provided by/ (used in) financing activities	(54,121)	(8,237)	(120,273)
Net (decrease)/ increase in cash and cash equivalents	(35,650)	8,408	(1,732)
Cash and cash equivalents at beginning of year	96,871	88,463	90,195
Cash and cash equivalents at end of year	$61,221	$96,871	$88,463

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

24.     REGULATORY MATTERS
Investment Management and Wealth Advisory
The Company’s investment management and wealth advisory businesses are highly regulated, primarily at the federal level by the SEC, and by state regulatory agencies. The Company has subsidiaries which are registered investment advisers under the Investment Advisers Act of 1940. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational, and disclosure obligations. The subsidiaries, as investment advisers, are also subject to regulation under the federal and state securities laws and the fiduciary laws of certain states. In addition, the Company has subsidiaries which act as sub-advisers to mutual funds, which are registered under the Investment Company Act of 1940 and are subject to that Act’s provisions and regulations. The Company’s subsidiaries are also subject to the provisions and regulations of ERISA, to the extent any such entities act as a “fiduciary” under ERISA with respect to certain of its clients. ERISA and the related provisions of the federal tax laws impose a number of duties on persons who are fiduciaries under ERISA, and prohibit certain transactions involving the assets of each ERISA plan which is a client, as well as certain transactions by the fiduciaries and certain other related parties to such plans.
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
As a bank holding company, the Company is subject to various regulatory capital requirements administered by federal agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. For example, under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank, which is a wholly-owned subsidiary of the Company, must meet specific capital guidelines that involve quantitative measures of the Bank’s assets and certain off-balance sheet items as calculated under regulatory guidelines. The Bank’s capital and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Similarly, the Company is also subject to capital requirements administered by the Federal Reserve with respect to certain non-banking activities, including adjustments in connection with off-balance sheet items.
Current FDIC regulations governing capital requirements state that FDIC-insured institutions, to be adequately capitalized, must have qualifying total risk-based capital to risk-weighted assets of at least 8%, of which at least 4% must be Tier I capital. The primary items in the Company’s Tier I capital include total equity, trust preferred securities, and redeemable noncontrolling interests, less accumulated other comprehensive income, goodwill and intangible assets, and disallowed deferred tax assets. Assets and off-balance sheet items are assigned to four risk categories, each with appropriate weights. The resulting capital ratio represents Tier I capital as a percentage of risk-weighted assets and off-balance sheet items. The risk-based capital rules are designed to make regulatory capital more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets.
The following table presents the Company’s and the Bank’s amount of regulatory capital and related ratios as of December 31, 2012 and 2011. Also presented are the capital guidelines established by the Federal Reserve, which pertain to the Company, and by the FDIC, which pertains to the Bank. To be categorized as “adequately capitalized” the Company and the Bank must be in compliance with these “adequately capitalized” ratios. To be categorized as “well capitalized” the Company and the Bank must be in compliance with these “well capitalized” ratios as long as the Company and/or the Bank are not subject to any written agreement, order, capital directive, or prompt corrective action directive. The Federal Reserve, the FDIC, and the Massachusetts Commissioner of Banks may impose higher capital ratios than those listed below based on the results of regulatory exams. The Company and the Bank were categorized as “well capitalized” as of December 31, 2012 and 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Actual		For capital adequacy purposes (at least)		To be well capitalized under prompt corrective action provisions (at least)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of December 31, 2012
Total risk-based capital
Company	$676,206	14.61%	$370,223	8.0%	$462,779	10.0%
Boston Private Bank	594,422	12.94	367,522	8.0	459,402	10.0
Tier I risk-based capital
Company	617,965	13.35	185,112	4.0	277,667	6.0
Boston Private Bank	536,649	11.68	183,761	4.0	275,641	6.0
Tier I leverage capital
Company	617,965	9.94	248,692	4.0	310,865	5.0
Boston Private Bank	536,649	8.73	245,755	4.0	307,194	5.0

As of December 31, 2011
Total risk-based capital
Company	$644,272	15.22%	$338,742	8.0%	$423,428	10.0%
Boston Private Bank	538,643	12.80	336,667	8.0	420,834	10.0
Tier I risk-based capital
Company	535,467	12.65	169,371	4.0	254,057	6.0
Boston Private Bank	485,481	11.54	168,333	4.0	252,500	6.0
Tier I leverage capital
Company	535,467	8.99	238,146	4.0	297,682	5.0
Boston Private Bank	485,481	8.25	235,279	4.0	294,099	5.0
Bank regulatory authorities restrict the Bank from lending or advancing funds to, or investing in the securities of, the Company. Further, these authorities restrict the amounts available for the payment of dividends by the Bank to the Company.
As of December 31, 2012, the Company has sponsored the creation of, or assumed sponsorship of, five statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. In accordance with ASC 810-10-55, Consolidation - Overall - Implementation Guidance and Illustrations - Variable Interest Entities, these statutory trusts created by, or assumed by, the Company are not consolidated into the Company’s financial statements; however, the Company reflects the amounts of junior subordinated debentures payable to the preferred stockholders of statutory trusts as debt in its financial statements. As of December 31, 2012 all $136.5 million of the net balance of these trust preferred securities qualified as Tier I capital. As of December 31, 2011, $141.3 million of the net balance of these trust preferred securities qualified as Tier I capital and $33.6 million qualified as Tier II capital. Tier I capital is included in the calculation of all three capital ratios in the above table, while Tier II capital is only included in the calculation of total risk-based capital in the above table.
For the year ending December 31, 2012, the Company repurchased $38.4 million of its junior subordinated debentures. Due to a combination of additional equity, reduced goodwill and intangibles, and a lower balance of junior subordinated debentures outstanding, all of the junior subordinated debentures remaining currently qualify as Tier I capital. Total risk-based capital was reduced as the result of the 2012 repurchases. Any additional repurchases, which are subject to regulatory approval, would further decrease risk-based capital and the resulting risk-based capital ratio.

25.     LITIGATION AND CONTINGENCIES
The Company is involved in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of these proceedings will not have a material adverse effect on the consolidated balance sheets, consolidated statements of operations, or consolidated statements of cash flows of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

26.    SELECTED QUARTERLY DATA (UNAUDITED)
The following tables present selected quarterly financial data for 2012 and 2011:

	2012 (1)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Revenues
Net interest income	$45,546	$46,366	$46,596	$44,768
Fees and other income	30,295	28,604	28,009	27,454
Total revenues	75,841	74,970	74,605	72,222
Provision/ (credit) for loan losses	(5,000)	(4,000)	1,700	4,000
Operating expense	62,738	58,150	55,335	55,627
Income/ (loss) before income taxes	18,103	20,820	17,570	12,595
Income tax expense/ (benefit)	6,115	5,124	5,240	3,851
Net income from discontinued operations	1,819	1,672	2,590	1,554
Less: Net income attributable to noncontrolling interests	715	855	759	793
Net income/ (loss) attributable to the Company	$13,092	$16,513	$14,161	$9,505
Net earnings/ (loss) per share attributable to the Company’s common shareholders:
Basic earnings/ (loss) per share (2)	$0.15	$0.19	$0.17	$0.11
Diluted earnings/ (loss) per share (2)	$0.15	$0.19	$0.17	$0.11

	2011 (1)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Revenues
Net interest income	$44,149	$45,059	$46,034	$43,711
Fees and other income	29,609	29,724	30,652	28,456
Total revenues	73,758	74,783	76,686	72,167
Provision/ (credit) for loan losses	(2,500)	4,500	(2,190)	13,350
Operating expense	57,966	54,916	60,910	60,061
Income/ (loss) before income taxes	18,292	15,367	17,966	(1,244)
Income tax expense/ (benefit)	5,722	4,542	4,197	(179)
Net income from discontinued operations	1,374	1,594	1,553	1,663
Less: Net income attributable to noncontrolling interests	882	740	777	747
Net income/ (loss) attributable to the Company	$13,062	$11,679	$14,545	$(149)
Net earnings/ (loss) per share attributable to the Company’s common shareholders:
Basic earnings/ (loss) per share (2)	$0.15	$0.14	$0.17	$(0.01)
Diluted earnings/ (loss) per share (2)	$0.15	$0.14	$0.17	$(0.01)
___________________

(1)	Due to rounding, the sum of the four quarters may not add to the year to date total.

(2)	Includes the effect of adjustments to net income/ (loss) attributable to the Company to arrive at net income/ (loss) attributable to common shareholders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

27.    SUBSEQUENT EVENTS
The Company evaluated subsequent events through the date the accompanying consolidated financial statements were issued. Pursuant to the requirements of ASC 855, Subsequent Events, there were no events or transactions during the subsequent event reporting period that required disclosure in the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Boston Private Financial Holdings, Inc.:
We have audited the accompanying consolidated balance sheets of Boston Private Financial Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boston Private Financial Holdings, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/  KPMG LLP
Boston, Massachusetts
March 12, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Boston Private Financial Holdings, Inc.:
We have audited Boston Private Financial Holdings, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 12, 2013 expressed an unqualified opinion on those consolidated financial statements.
/s/  KPMG LLP
Boston, Massachusetts
March 12, 2013

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.CONTROLS AND PROCEDURES.
A.Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, as of the end of the period covered by this report, the effectiveness of the design and operation of its disclosure controls and procedures.
Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of December 31, 2012 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries:

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
B.Management’s Report on Internal Control Over Financial Reporting
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, the Company used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, the Company believes that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on the criteria established by COSO.
KPMG LLP, the independent registered public accounting firm that reported on the Company’s consolidated financial statements, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. This report can be found on page 136.
C.Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting in 2012.

ITEM 9B.OTHER INFORMATION
None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to Directors and Executive Officers required by Item 10 shall be included in the Proxy Statement and is incorporated herein by reference.

ITEM 11.EXECUTIVE COMPENSATION
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

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to certain relationships and related transactions required by Item 13 shall be included in the Proxy Statement and is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
Information with respect to principal accountant fees and services required by Item 14 shall be included in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
Financial Statements and Exhibits

1.Financial Statements

2.Financial Schedules
None

3.    Exhibits

Exhibit Number	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed or Furnished with this 10-K
3.1	Restated Articles of Organization of Boston Private Financial Holdings, Inc.	8-K	8/2/2010	3.1
3.2	Amended and Restated By-Laws of Boston Private Financial Holdings, Inc.	8-K	8/2/2010	3.2
3.3	Articles of Amendment of Boston Private Financial Holdings, Inc.	8-K	5/2/2012	3.1
4.1	Form of Warrant for Purchase of Shares of Common Stock, dated July 22, 2008	8-K	7/24/2008	4.2
4.2	Form of Warrant for Purchase of Shares of Common Stock that may be transferred by BP Holdco, L.P.	S-1	8/6/2010	4.2
4.3	Form of Warrant for Purchase of Shares of Common Stock (included as part of Exhibit 10.54)	8-A	2/2/2011	4.1
*10.1	Employee Incentive Stock Option Plan of Boston Private Financial Holdings, Inc.	S-1	4/1/1991	10.1
*10.2	Employee Incentive Compensation Plan of Boston Private Financial Holdings, Inc.	S-1	4/1/1991	10.2
*10.3	Boston Private Financial Holdings, Inc. 2001 Employee Stock Purchase Plan (As Amended and Restated as of January 1, 2010)	10-Q	5/7/2010	10.1
*10.4	Boston Private Financial Holdings, Inc. 2006 Non-Qualified Employee Stock Purchase Plan	S-8	6/2/2006	99.1
*10.5	1998 Amendment and Restatement of Directors’ Stock Option Plan of Boston Private Financial Holdings, Inc., as amended February 7, 2003	10-K	3/12/2004	10.21
*10.6	Boston Private Financial Holdings, Inc. 2004 Stock Option and Incentive Plan	S-8	6/15/2004	99.1
*10.7	Form of Non-Qualified Stock Option Agreement for Employees under the Boston Private Financial Holdings, Inc. 2004 Stock Option and Incentive Plan	8-K	12/20/2006	10.1
*10.8	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Boston Private Financial Holdings, Inc. 2004 Stock Option and Incentive Plan	8-K	12/20/2006	10.2
*10.9	Form of Restricted Stock Award under the Boston Private Financial Holdings, Inc. 2004 Stock Option and Incentive Plan	8-K	12/20/2006	10.3
*10.10	Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	S-8	5/14/2009	99.1
*10.11	Form of Non-Qualified Stock Option Agreement for Employees under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-K	3/13/2012	10.11
*10.12	Form of Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	8/7/2009	10.3
*10.13	Form of Performance Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-K	3/11/2011	10.13
*10.14	Form of Amendment to Performance Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-K	3/11/2011	10.14
*10.15	Form of Non-Qualified Stock Option Agreement for Employees under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	8/5/2011	10.4
*10.16	Form of Restricted Stock Agreement under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	8/5/2011	10.2

Exhibit Number	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed or Furnished with this 10-K
*10.17	Form of Performance Restricted Stock Agreement under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	8/5/2011	10.3
*10.18	Form of Restricted Stock Agreement Under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	5/8/2012	10.1
*10.19	Form of Performance Stock Agreement Under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	5/8/2012	10.2
*10.20	Form of Stock Option Agreement Under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	5/8/2012	10.3
*10.21	Boston Private Financial Holdings, Inc. Amended and Restated 1997 Long-Term Incentive Plan	10-K	3/13/2002	10.16
*10.22	Boston Private Financial Holdings, Inc. Deferred Compensation Plan, As Amended and Restated as of January 1, 2009	10-K	3/12/2010	10.44
*10.23	Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	8-K	6/8/2010	10.2
*10.24	First Amendment to Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	8-K	8/2/2010	10.1
*10.25	Inducement Restricted Stock Award Agreement Under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, dated August 2, 2010, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	8-K	8/2/2010	10.2
*10.26	Time-Based Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, dated August 2, 2010, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	8-K	8/2/2010	10.3
*10.27	Vesting Clarification Letter, dated March 8, 2012, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	10-K	3/13/2012	10.25
*10.28	2009 Performance Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, dated August 2, 2010, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	8-K	8/2/2010	10.4
*10.29	Amendment to 2009 Performance Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, dated March 10, 2011, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	10-K	3/11/2011	10.22
*10.30	2010 Performance Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, dated August 2, 2010, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	8-K	8/2/2010	10.5
*10.31	Amendment to 2010 Performance Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, dated March 10, 2011, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	10-K	3/11/2011	10.24
*10.32	Boston Private Financial Holdings, Inc. Executive Bonus Plan	8-K	2/3/2009	10.4
*10.33	Annual Executive Incentive Plan of Boston Private Financial Holdings, Inc.	8-K	5/2/2011	99.1
*10.34	Employment Agreement, dated June 7, 2010, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	8-K	6/8/2010	10.1
*10.35	Employment Agreement dated March 29, 2011 by and between Boston Private Financial Holdings, Inc. and Mark D. Thompson	8-K	3/31/2011	10.1
*10.36	Vesting Clarification Letter, dated March 8, 2012, by and between Boston Private Financial Holdings, Inc. and Mark D. Thompson	10-K	3/13/2012	10.13

Exhibit Number	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed or Furnished with this 10-K
*10.37	Change in Control Protection Agreement, dated November 21, 2003, by and between Boston Private Financial Holdings, Inc. and Margaret W. Chambers	10-K	3/15/2005	10.24
*10.38	Change in Control Protection Agreement, dated January 28, 2009, by and between Boston Private Financial Holdings, Inc. and David J. Kaye	8-K	2/3/2009	10.2
*10.39	Letter Agreement, dated July 3, 2007, by and between Boston Private Financial Holdings, Inc. and David J. Kaye	10-Q	11/6/2009	10.1
*10.40	Change in Control Protection Agreement, dated January 28, 2009, by and between Boston Private Financial Holdings, Inc. and Martha T. Higgins	8-K	2/3/2009	10.3
10.41	Indenture, dated October 12, 2004, between Boston Private Financial Holdings, Inc. and Sun Trust Bank, as debenture trustee	8-K	10/15/2004	10.1
10.42	Guarantee Agreement, dated as of October 12, 2004, by Boston Private Financial Holdings, Inc. and Sun Trust Bank, as trustee, for the benefit of the holders from time to time of the Trust Preferred Securities and Trust Common Securities of Boston Private Capital Trust I	8-K	10/15/2004	10.2
10.43	Amended and Restated Declaration of Trust of Boston Private Capital Trust I, dated October 12, 2004	8-K	10/15/2004	10.3
10.44	Indenture, dated September 27, 2005, between Boston Private Financial Holdings, Inc. and Wilmington Trust Company, as debenture trustee	8-K	9/30/2005	10.1
10.45	Guarantee Agreement, dated as of September 27, 2005, by Boston Private Financial Holdings, Inc. and Wilmington Trust Company, as trustee, for the benefit of the holders from time to time of the Capital Securities of Boston Private Capital Trust II	8-K	9/30/2005	10.2
10.46	Amended and Restated Declaration of Trust of Boston Private Capital Trust II, dated September 27, 2005	8-K	9/30/2005	10.3
10.47	Indenture, dated March 14, 2007, between Boston Private, Inc. and U.S. Bank, National Association, as Trustee	8-K	7/9/2007	4.1
10.48	Investment Agreement, dated as of July 22, 2008, between Boston Private Financial Holdings, Inc. and BP Holdco, L.P.	8-K	7/24/2008	10.1
10.49	Amendment No. 1 to Investment Agreement, dated December 15, 2009, by and among Boston Private Financial Holdings, Inc. and BP Holdco, L.P.	8-K	12/18/2009	10.1
10.50	Investment Agreement, dated June 18, 2010, by and between Boston Private Financial Holdings, Inc. and BP Holdco, L.P.	8-K	6/21/2010	10.1
10.51	Warrant Agreement, dated February 1, 2011, among Boston Private Financial Holdings, Inc., Computershare, Inc. and Computershare Trust Company, N.A.	8-A	2/2/2011	4.1
10.52	Separation Agreement, dated October 10, 2012, by and between the Company and James D. Dawson	8-K	11/2/2012	10.1
14.1	Code of Business Conduct and Ethics				Filed
21.1	List of Subsidiaries of Boston Private Financial Holdings, Inc.				Filed
23.1	Consent of KPMG LLP, an independent registered public accounting firm				Filed
31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished

Exhibit Number	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed or Furnished with this 10-K
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
101.INS	XBRL Instance Document				Furnished
101.SCH	XBRL Taxonomy Extension Schema Document				Furnished
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Furnished
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Furnished
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Furnished
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Furnished

*    Represents management contract or compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this day, March 12, 2013.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

By:	/s/ CLAYTON G. DEUTSCH
Clayton G. Deutsch
President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated.

/s/ CLAYTON G. DEUTSCH	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2013
Clayton G. Deutsch

/s/ DAVID J. KAYE	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 12, 2013
David J. Kaye

/s/ JOSEPH D. REGAN	Senior Vice President, Controller and Treasurer (Principal Accounting Officer)	March 12, 2013
Joseph D. Regan

/s/ STEPHEN M. WATERS	Chairman	March 12, 2013
Stephen M. Waters

/s/ HERBERT S. ALEXANDER	Director	March 12, 2013
Herbert S. Alexander

/s/ EUGENE S. COLANGELO	Director	March 12, 2013
Eugene S. Colangelo

/s/ LYNN THOMPSON HOFFMAN	Director	March 12, 2013
Lynn Thompson Hoffman

/s/ DEBORAH F. KUENSTNER	Director	March 12, 2013
Deborah F. Kuenstner

/s/ JOHN MORTON III	Director	March 12, 2013
John Morton III

/s/ WILLIAM J. SHEA	Director	March 12, 2013
William J. Shea

/s/ DR. ALLEN L. SINAI	Director	March 12, 2013
Dr. Allen L. Sinai