Form 10-Q
period 2013-03-31
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2013-05-08
CIK 821127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐ No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 3, 2013:

Common Stock-Par Value $1.00	79,063,544
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION, ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2013	December 31, 2012
	(In thousands, except share and per share data)
Assets:
Cash and cash equivalents	$54,136	$308,744
Investment securities available for sale (amortized cost of $728,989 and $690,556 at March 31, 2013 and December 31, 2012, respectively)	736,610	699,300
Loans held for sale	289,180	308,390
Total loans	4,783,467	4,814,136
Less: Allowance for loan losses	82,286	84,057
Net loans	4,701,181	4,730,079
Other real estate owned (“OREO”)	2,329	3,616
Stock in Federal Home Loan Banks	40,436	41,981
Premises and equipment, net	29,014	27,081
Goodwill	110,180	110,180
Intangible assets, net	23,813	24,874
Fees receivable	10,452	8,836
Accrued interest receivable	14,774	14,723
Deferred income taxes, net	60,634	62,245
Other assets	123,682	124,956
Total assets	$6,196,421	$6,465,005
Liabilities:
Deposits	$4,517,351	$4,885,059
Deposits held for sale	188,252	194,084
Securities sold under agreements to repurchase	122,187	116,319
Federal funds purchased	50,000	—
Federal Home Loan Bank borrowings	461,411	408,121
Junior subordinated debentures	133,835	143,647
Other liabilities	88,869	95,386
Total liabilities	5,561,905	5,842,616
Redeemable Noncontrolling Interests	17,438	19,287
Shareholders’ Equity:
Preferred stock, $1.00 par value; authorized: 2,000,000 shares;
Series B, issued and outstanding (contingently convertible): 401 shares at March 31, 2013 and December 31, 2012; liquidation value: $100,000 per share	58,089	58,089
Common stock, $1.00 par value; authorized: 170,000,000 shares; issued and outstanding: 79,053,668 shares at March 31, 2013 and 78,743,518 shares at December 31, 2012	79,054	78,744
Additional paid-in capital	641,918	640,891
Accumulated deficit	(163,543)	(176,746)
Accumulated other comprehensive income	1,560	2,124
Total shareholders’ equity	617,078	603,102
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$6,196,421	$6,465,005
See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended March 31,
	2013	2012
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$49,350	$51,946
Taxable investment securities	514	1,256
Non-taxable investment securities	839	848
Mortgage-backed securities	1,402	1,603
Federal funds sold and other	176	149
Total interest and dividend income	52,281	55,802
Interest expense:
Deposits	3,786	4,903
Federal Home Loan Bank borrowings	2,831	3,945
Junior subordinated debentures	1,154	1,752
Repurchase agreements and other short-term borrowings	234	434
Total interest expense	8,005	11,034
Net interest income	44,276	44,768
Provision/ (credit) for loan losses	—	4,000
Net interest income after provision for loan losses	44,276	40,768
Fees and other income:
Investment management and trust fees	16,868	15,238
Wealth advisory fees	10,068	9,236
Other banking fee income	1,798	1,367
Gain on sale of loans, net	1,187	421
Gain on repurchase of debt	574	879
Gain on sale of investments, net	10	13
Gain/ (loss) on OREO, net	34	(41)
Other	57	341
Total fees and other income	30,596	27,454
Operating expense:
Salaries and employee benefits	37,449	36,912
Occupancy and equipment	7,503	7,265
Professional services	2,661	2,939
Marketing and business development	1,457	1,329
Contract services and data processing	1,568	1,188
Amortization of intangibles	1,118	1,090
FDIC insurance	1,040	849
Restructuring expense	—	135
Other	3,768	3,920
Total operating expense	56,564	55,627
Income before income taxes	18,308	12,595
Income tax expense	5,897	3,851
Net income from continuing operations	12,411	8,744
Net income from discontinued operations	1,722	1,554
Net income before attribution to noncontrolling interests	14,133	10,298

	Three months ended March 31,
	2013	2012
	(In thousands, except share and per share data)
Less: Net income attributable to noncontrolling interests	930	793
Net income attributable to the Company	$13,203	$9,505
Adjustments to net income attributable to the Company to arrive at net income attributable to common shareholders	$(1,365)	$(1,110)
Net income attributable to common shareholders for earnings/ (loss) per share calculation	$11,838	$8,395
Basic earnings/ (loss) per share attributable to common shareholders:
From continuing operations:	$0.13	$0.09
From discontinued operations:	$0.02	$0.02
Total attributable to common shareholders:	$0.15	$0.11
Weighted average basic common shares outstanding	76,818,610	75,632,980
Diluted earnings/ (loss) per share attributable to common shareholders:
From continuing operations:	$0.13	$0.09
From discontinued operations:	$0.02	$0.02
Total attributable to common shareholders:	$0.15	$0.11
Weighted average diluted common shares outstanding	77,825,430	76,432,851

 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended March 31,
	2013	2012
	(In thousands)
Net income attributable to the Company	$13,203	$9,505
Other comprehensive income/ (loss), net of tax:
Unrealized gain/ (loss) on securities available for sale	(609)	9
Reclassification adjustment for net realized gain/ (loss) included in net income	6	7
Net unrealized gain/ (loss) on securities available for sale	(615)	2
Unrealized gain/ (loss) on cash flow hedges	(63)	(162)
Reclassification adjustment for net realized gain/ (loss) included in net income	(270)	(243)
Net unrealized gain/ (loss) on cash flow hedges	207	81
Net unrealized gain/ (loss) on other	(156)	(141)
Other comprehensive income/ (loss), net of tax	(564)	(58)
Total comprehensive income/ (loss) attributable to the Company, net	$12,639	$9,447
 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/ (Loss)	Total
	(In thousands, except share data)
Balance, December 31, 2011	$78,023	$58,089	$656,436	$(230,017)	$3,594	$566,125
Net income attributable to the Company	—	—	—	9,505	—	9,505
Other comprehensive income/ (loss), net	—	—	—	—	(58)	(58)
Dividends paid to common shareholders: $0.01 per share	—	—	(776)	—	—	(776)
Dividends paid to preferred shareholder	—	—	(73)	—	—	(73)
Repurchase of Carlyle warrants and Director’s warrants	—	—	(15,000)	—	—	(15,000)
Net proceeds from issuance of:
98,500 shares of common stock	99	—	458	—	—	557
6,609 shares of incentive stock grants, net of cancellations and forfeitures	7	—	(7)	—	—	—
Amortization of stock compensation and employee stock purchase plan	—	—	1,927	—	—	1,927
Stock options exercised	23	—	161	—	—	184
Tax deficiency from certain stock compensation awards	—	—	(952)	—	—	(952)
Other equity adjustments	—	—	102	—	—	102
Balance, March 31, 2012	$78,152	$58,089	$642,276	$(220,512)	$3,536	$561,541

Balance, December 31, 2012	$78,744	$58,089	$640,891	$(176,746)	$2,124	$603,102
Net income attributable to the Company	—	—	—	13,203	—	13,203
Other comprehensive income/ (loss), net	—	—	—	—	(564)	(564)
Dividends paid to common shareholders: $0.05 per share	—	—	(4,003)	—	—	(4,003)
Dividends paid to preferred shareholder	—	—	(363)	—	—	(363)
Net proceeds from issuance of:
71,891 shares of common stock	72	—	479	—	—	551
81,418 shares of incentive stock grants, net of cancellations and forfeitures	81	—	(81)	—	—	—
Amortization of stock compensation and employee stock purchase plan	—	—	2,278	—	—	2,278
Stock options exercised	157	—	1,045	—	—	1,202
Tax deficiency from certain stock compensation awards	—	—	(672)	—	—	(672)
Other equity adjustments	—	—	2,344	—	—	2,344
Balance, March 31, 2013	$79,054	$58,089	$641,918	$(163,543)	$1,560	$617,078

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income attributable to the Company	$13,203	$9,505
Adjustments to arrive at net income from continuing operations
Net income attributable to noncontrolling interests	930	793
(Income) before tax from discontinued operations, not including gain on disposal	(3,036)	(2,752)
Tax expense from discontinued operations	1,314	1,198
Net income from continuing operations	12,411	8,744
Adjustments to reconcile net income from continuing operations to net cash provided by/ (used in) operating activities:
Depreciation and amortization	5,203	4,960
Net income attributable to noncontrolling interests	(930)	(793)
Equity issued as compensation	2,278	1,927
Provision/ (credit) for loan losses	—	4,000
Loans originated for sale	(73,290)	(34,218)
Proceeds from sale of loans held for sale	93,335	42,981
Gain on the repurchase of debt	(574)	(879)
Deferred income tax expense/ (benefit)	1,346	674
Net decrease/ (increase) in other operating activities	(5,935)	(8,416)
Net cash provided by/ (used in) operating activities of continuing operations	33,844	18,980
Net cash provided by/ (used in) operating activities of discontinued operations	1,722	1,090
Net cash provided by/ (used in) operating activities	35,566	20,070
Cash flows from investing activities:
Investment securities available for sale:
Purchases	(106,697)	(102,353)
Sales	1,451	4,359
Maturities, redemptions, and principal payments	64,829	115,079
(Investments)/ distributions in trusts, net	(118)	(591)
(Purchase)/ redemption of Federal Home Loan Banks stock	1,545	1,075
Net (increase)/ decrease in portfolio loans	18,112	(201,143)
Proceeds from recoveries of loans previously charged-off	1,122	729
Proceeds from sale of OREO	844	1,176
Proceeds from sale of portfolio loans	9,449	—
Capital expenditures	(3,453)	(1,864)
Cash used in other investing activities	(224)	—
Net cash provided by/ (used in) investing activities of continuing operations	(13,140)	(183,533)
Net cash provided by/ (used in) investing activities of discontinued operations	—	(21)
Net cash provided by/ (used in) investing activities	(13,140)	(183,554)

	Three months ended March 31,
	2013	2012
	(In thousands)
Cash flows from financing activities:
Net increase/ (decrease) in deposits, including deposits held for sale	(373,540)	72,040
Net (decrease)/ increase in securities sold under agreements to repurchase	5,868	(22,240)
Net (decrease)/ increase in federal funds purchased	50,000	—
Net (decrease)/ increase in short-term Federal Home Loan Bank borrowings	60,000	70,000
Advances of long-term Federal Home Loan Bank borrowings	20,000	15,000
Repayments of long-term Federal Home Loan Bank borrowings	(26,710)	(24,276)
Repurchase of debt	(8,932)	(2,420)
Dividends paid to common shareholders	(4,003)	(776)
Dividends paid to preferred shareholder	(363)	(73)
Repurchase of warrants	—	(15,000)
Tax deficiency from certain stock compensation awards	(672)	(952)
Proceeds from stock option exercises	1,202	184
Proceeds from issuance of common stock, net	551	557
Distributions paid to noncontrolling interests	(729)	(445)
Other equity adjustments	294	(333)
Net cash provided by/ (used in) financing activities of continuing operations	(277,034)	91,266
Net cash provided by/ (used in) financing activities of discontinued operations	—	—
Net cash provided by/ (used in) financing activities	(277,034)	91,266
Net increase/ (decrease) in cash and cash equivalents	(254,608)	(72,218)
Cash and cash equivalents at beginning of year	308,744	203,354
Cash and cash equivalents at end of period	$54,136	$131,136
Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$7,873	$11,165
Cash paid for income taxes, net of (refunds received)	2,809	996
Net unrealized gain/ (loss) on securities available for sale	(615)	2
Net unrealized gain/ (loss) on cash flow hedges	207	81
Net unrealized gain/ (loss) on other	(156)	(141)
Non-cash transactions:
Loans transferred into/ (out of) other real estate owned from/ (to) held for sale or portfolio	(477)	—
Loans transferred into/ (out of) held for sale from/ (to) portfolio	9,097	—

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
Boston Private Bank & Trust Company (the “Bank” or “Boston Private Bank”) is a trust company chartered by The Commonwealth of Massachusetts, insured by the Federal Deposit Insurance Corporation (the “FDIC”), and a wholly-owned subsidiary of the Company. Boston Private Bank operates primarily in four geographic markets: New England, San Francisco Bay, Southern California, and the Pacific Northwest. The Bank currently conducts business under the name of Boston Private Bank & Trust Company in all markets. In December 2012, the Bank entered into a definitive agreement to sell its three offices in the Pacific Northwest market.
The Investment Management segment has two consolidated affiliates, consisting of Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”) and Anchor Capital Advisors, LLC (“Anchor”) (together, the “Investment Managers”), both of which are registered investment advisers. Effective January 1, 2013, Anchor/Russell Capital Advisors LLC (“Anchor Russell”) merged into Anchor, with Anchor as the surviving entity. Anchor Capital Holdings, LLC, the former holding company of Anchor and Anchor Russell, which was dissolved upon the merger of Anchor and Anchor Russell, has been reinstated but will remain a pass through entity with no operations. It will continue to be disregarded for tax purposes.
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
The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (“SEC”). Prior period amounts are reclassified whenever necessary to conform to the current period presentation.
The Company’s significant accounting policies are described in Part II. Item 8. “Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC. For interim reporting purposes, the Company follows the same significant accounting policies.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

2.    Earnings Per Share
The two class method of calculating EPS is presented below for the three months ended March 31, 2013 and 2012.   The following tables present the computations of basic and diluted EPS:

	Three months ended March 31,
	2013	2012
(In thousands, except share and per share data)
Basic earnings/ (loss) per share - Numerator:
Net income from continuing operations	$12,411	$8,744
Less: Net income attributable to noncontrolling interests	930	793
Net income from continuing operations attributable to the Company	11,481	7,951
Decrease/ (increase) in noncontrolling interests’ redemption values (1)	(15)	(86)
Dividends on participating securities	(442)	(92)
Total adjustments to income attributable to common shareholders	(457)	(178)
Net income from continuing operations attributable to common shareholders, before allocation to participating securities	11,024	7,773
Less: Amount allocated to participating securities	(731)	(763)
Net income from continuing operations attributable to common shareholders, after allocation to participating securities	$10,293	$7,010
Net income from discontinued operations, before allocation to participating securities	$1,722	$1,554
Less: Amount allocated to participating securities	(177)	(169)
Net income from discontinued operations, after allocation to participating securities	$1,545	$1,385
Net income attributable to common shareholders, before allocation to participating securities	$12,746	$9,327
Less: Amount allocated to participating securities	(908)	(932)
Net income attributable to common shareholders, after allocation to participating securities	$11,838	$8,395

Basic earnings/ (loss) per share - Denominator:
Weighted average basic common shares outstanding	76,818,610	75,632,980
Per share data - Basic earnings/ (loss) per share from:
Continuing operations	$0.13	$0.09
Discontinued operations	$0.02	$0.02
Total attributable to common shareholders	$0.15	$0.11

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended March 31,
(In thousands, except share and per share data)	2013	2012
(In thousands, except share and per share data)
Diluted earnings/ (loss) per share - Numerator:
Net income from continuing operations attributable to common shareholders, after allocation to participating securities	$10,293	$7,010
Add back: income allocated to dilutive securities	—	—
Net income from continuing operations attributable to common shareholders, after allocation to participating securities, after assumed dilution	10,293	7,010
Net income from discontinued operations, after allocation to participating securities	1,545	1,385
Net income attributable to common shareholders, after allocation to participating securities, after assumed dilution	$11,838	$8,395
Diluted earnings/ (loss) per share - Denominator:
Weighted average basic common shares outstanding	76,818,610	75,632,980
Dilutive effect of:
Stock options and performance-based restricted stock (2)	561,128	453,626
Warrants to purchase common stock (2)	445,692	346,245
Dilutive common shares	1,006,820	799,871
Weighted average diluted common shares outstanding (2)	77,825,430	76,432,851
Per share data - Diluted earnings/ (loss) per share from:
Continuing operations	$0.13	$0.09
Discontinued operations	$0.02	$0.02
Total attributable to common shareholders	$0.15	$0.11
Dividends per share declared on common stock	$0.05	$0.01
_____________________

(1)
See Part II. Item 8. “Financial Statements and Supplementary Data—Note 14: Noncontrolling Interests” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a description of the redemption values related to the redeemable noncontrolling interests. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), an increase in redemption value from period to period reduces income attributable to common shareholders. Decreases in redemption value from period to period increase income attributable to common shareholders, but only to the extent that the cumulative change in redemption value remains a cumulative increase since adoption of this standard in the first quarter of 2009.

(2)
The diluted EPS computations for the three months ended March 31, 2013 and 2012 do not assume the conversion, exercise, or contingent issuance of the following shares for these periods because the result would have been anti-dilutive for the periods indicated. As a result of the anti-dilution, the potential common shares excluded from the diluted EPS computation are as follows:

	Three months ended March 31,
	2013	2012
Shares excluded due to anti-dilution (treasury method):	(In thousands)
Potential common shares from:
Convertible trust preferred securities (a)	21	1,399
Total shares excluded due to anti-dilution	21	1,399

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended March 31,
	2013	2012
Shares excluded due to exercise price exceeding the average market price of common shares during the period (total outstanding):	(In thousands)
Potential common shares from:
Stock options, performance-based restricted stock, or other dilutive securities (b)	1,627	2,495
Total shares excluded due to exercise price exceeding the average market price of common shares during the period	1,627	2,495

(a)
If the effect of the conversion of the trust preferred securities would have been dilutive, interest expense, net of tax, related to the convertible trust preferred securities of $0.3 million for the three months ended March 31, 2012 would have been added back to net income attributable to common shareholders for diluted EPS computations for the period presented. None would be added back for the three months ended March 31, 2013.

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
Measurement of Segment Profit and Assets
The accounting policies of the segments are the same as those described in Part II. Item 8. “Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
Revenues, expenses, and assets are recorded by each segment, and separate financial statements are reviewed by their management and the Company’s segment chief executive officers.
Reconciliation of Reportable Segment Items
The following tables present a reconciliation of the revenues, profits, assets, and other significant items of reportable segments as of and for the three months ended March 31, 2013 and 2012. Interest expense on junior subordinated debentures is reported at the Holding Company.

	Three months ended March 31,
	Net interest income		Non-interest income		Total revenues
	2013	2012	2013	2012	2013	2012
	(In thousands)
Total Bank	$45,369	$46,441	$9,725	$7,654	$55,094	$54,095
Total Investment Managers	6	7	10,096	9,484	10,102	9,491
Total Wealth Advisors (1)	20	7	10,066	9,237	10,086	9,244
Total Segments	45,395	46,455	29,887	26,375	75,282	72,830
Holding Company and Eliminations	(1,119)	(1,687)	709	1,079	(410)	(608)
Total Company	$44,276	$44,768	$30,596	$27,454	$74,872	$72,222

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended March 31,
	Non-interest expense (2)		Income tax expense		Net income from continuing operations
	2013	2012	2013	2012	2013	2012
	(In thousands)
Total Bank	$34,613	$35,634	$6,681	$4,649	$13,800	$9,812
Total Investment Managers	7,745	7,644	773	618	1,584	1,229
Total Wealth Advisors (1)	7,576	6,727	877	924	1,633	1,593
Total Segments	49,934	50,005	8,331	6,191	17,017	12,634
Holding Company and Eliminations	6,630	5,622	(2,434)	(2,340)	(4,606)	(3,890)
Total Company	$56,564	$55,627	$5,897	$3,851	$12,411	$8,744

	Three months ended March 31,
	Net income attributable to noncontrolling interests		Net income attributable to the Company (3)		Amortization of intangibles
	2013	2012	2013	2012	2013	2012
	(In thousands)
Total Bank	$—	$—	$13,800	$9,812	$69	$26
Total Investment Managers	466	395	1,118	834	800	800
Total Wealth Advisors (1)	464	398	1,169	1,195	249	264
Total Segments	930	793	16,087	11,841	1,118	1,090
Holding Company and Eliminations	—	—	(2,884)	(2,336)	—	—
Total Company	$930	$793	$13,203	$9,505	$1,118	$1,090

	As of March 31,				Three months ended March 31,
	Assets		AUM (4)		Depreciation
	2013	2012	2013	2012	2013	2012
	(In thousands)		(In millions)		(In thousands)
Total Bank	$6,010,107	$5,939,691	$4,167	$3,696	$1,329	$1,458
Total Investment Managers	102,205	105,640	9,314	8,047	52	62
Total Wealth Advisors (1)	66,466	66,880	8,487	7,579	88	88
Total Segments	6,178,778	6,112,211	21,968	19,322	1,469	1,608
Holding Company and Eliminations	17,643	36,351	(21)	(20)	52	45
Total Company	$6,196,421	$6,148,562	$21,947	$19,302	$1,521	$1,653
___________________

(1)
In the second quarter of 2012, the Company sold its Wealth Advisory affiliate, DTC. Accordingly, prior period results for DTC have been reclassified into discontinued operations and are included with Holding Company and Eliminations in the tables above.

(2)
Non-interest expense for the three months ended March 31, 2013 includes no restructuring expense. Non-interest expense for the three months ended March 31, 2012 includes $0.1 million of restructuring expense. Restructuring expenses were incurred in the Private Banking segment as well as at the Holding Company.

(3)
Net income from discontinued operations for the three months ended March 31, 2013, and 2012 of $1.7 million, and $1.6 million, respectively, are included in Holding Company and Eliminations in the calculation of net income attributable to the Company.

(4)	“AUM” represents Assets Under Management and Advisory at the affiliates. AUM at DTC have been removed since DTC operations are classified with discontinued operations.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

4.    Investments
The following table presents a summary of investment securities:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
As of March 31, 2013
Available for sale securities at fair value:
U.S. government and agencies	$2,455	$—	$(41)	$2,414
Government-sponsored entities	199,381	872	—	200,253
Municipal bonds	204,955	2,930	(231)	207,654
Mortgage-backed securities (1)	310,495	5,016	(1,095)	314,416
Other	11,703	177	(7)	11,873
Total	$728,989	$8,995	$(1,374)	$736,610

As of December 31, 2012
Available for sale securities at fair value:
U.S. government and agencies	$2,781	$—	$(28)	$2,753
Government-sponsored entities	154,058	962	(18)	155,002
Municipal bonds	207,952	3,172	(140)	210,984
Mortgage-backed securities (1)	313,239	5,597	(909)	317,927
Other	12,526	120	(12)	12,634
Total	$690,556	$9,851	$(1,107)	$699,300
___________________

(1)	All mortgage-backed securities are guaranteed by U.S. government agencies or Government-sponsored entities.
The following table presents the maturities of investment securities available for sale, based on contractual maturity, as of March 31, 2013. Certain securities are callable before their final maturity. Additionally, certain securities (such as mortgage-backed securities) are shown within the table below based on their final (contractual) maturity, but, due to prepayments and amortization, are expected to have shorter lives.

	Available for Sale Securities
	Amortized cost	Fair value
	(In thousands)
Within one year	$59,431	$59,895
After one, but within five years	279,380	281,892
After five, but within ten years	81,641	82,714
Greater than ten years	308,537	312,109
Total	$728,989	$736,610
The following table presents the proceeds from sales, gross realized gains and gross realized losses for securities available for sale that were sold during the following periods:

	Three months ended March 31,
	2013	2012
	(In thousands)
Proceeds from sales	$1,451	$4,359
Realized gains	10	16
Realized losses	—	(3)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables presents information regarding securities as of March 31, 2013 and December 31, 2012 having temporary impairment, due to the fair values having declined below the amortized cost of the individual securities, and the time period that the investments have been temporarily impaired.

As of March 31, 2013	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	# of securities
Available for sale securities	(In thousands)
U.S. government and agencies	$1,216	$(33)	$1,198	$(8)	$2,414	$(41)	2
Government-sponsored entities	—	—	—	—	—	—	—
Municipal bonds	26,436	(231)	—	—	26,436	(231)	19
Mortgage-backed securities	131,081	(1,072)	2,371	(23)	133,452	(1,095)	20
Other	56	(2)	36	(5)	92	(7)	9
Total	$158,789	$(1,338)	$3,605	$(36)	$162,394	$(1,374)	50

As of December 31, 2012	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	# of securities
Available for sale securities	(In thousands)
U.S. government and agencies	$1,472	$(26)	$1,281	$(2)	$2,753	$(28)	2
Government-sponsored entities	19,982	(18)	—	—	19,982	(18)	2
Municipal bonds	20,102	(140)	—	—	20,102	(140)	13
Mortgage-backed securities	101,280	(891)	2,701	(18)	103,981	(909)	17
Other	112	(11)	12	(1)	124	(12)	12
Total	$142,948	$(1,086)	$3,994	$(21)	$146,942	$(1,107)	46
The U.S. government and agencies securities and mortgage-backed securities in the table above as of March 31, 2013 had a Standard and Poor’s credit rating of AA+. The municipal bonds in the table above had Moody’s credit ratings of at least Aa3 or Standard and Poor’s credit ratings of A+. The other securities consisted of equity securities.
As of March 31, 2013, the amount of investment securities in an unrealized loss position greater than 12 months as well as in total was not significant and was primarily due to movements in interest rates. The Company has no intent to sell any securities in an unrealized loss position as of March 31, 2013 and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized loss amounts.
Cost method investments, which are included in other assets, can be temporarily impaired when the fair values decline below the amortized costs of the individual investments. There were no cost method investments with unrealized losses as of March 31, 2013. There were $0.1 million of cost method investments with unrealized losses at December 31, 2012. The Company invests primarily in low income housing partnerships which generate tax credits. The Company also holds partnership interests in venture capital funds formed to provide financing to small businesses and to promote community development. The Company had $22.5 million and $24.9 million in cost method investments included in other assets as of March 31, 2013 and December 31, 2012, respectively.

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
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of March 31, 2013	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available for sale securities:
U.S. government and agencies	$2,414	$—	$2,414	$—
Government-sponsored entities	200,253	—	200,253	—
Municipal bonds	207,654	—	207,654	—
Mortgage-backed securities	314,416	—	314,416	—
Other	11,873	11,873	—	—
Total available for sale securities	736,610	11,873	724,737	—
Derivatives - interest rate customer swaps	2,664	—	2,664	—
Derivatives - customer foreign exchange forwards	216	—	216	—
Other investments	6,010	5,324	686	—
Liabilities:
Derivatives - interest rate customer swaps	$2,746	$—	$2,746	$—
Derivatives - customer foreign exchange forwards	216	—	216	—
Derivatives - junior subordinated debenture interest rate swap	4,750	—	4,750	—

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

		Fair value measurements at reporting date using:
	As of December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available for sale securities:
U.S. government and agencies	$2,753	$—	$2,753	$—
Government-sponsored entities	155,002	—	155,002	—
Municipal bonds	210,984	—	210,984	—
Mortgage-backed securities	317,927	—	317,927	—
Other	12,634	12,634	—	—
Total available for sale securities	699,300	12,634	686,666	—
Derivatives - interest rate customer swaps	2,915	—	2,915	—
Derivatives - customer foreign exchange forwards	120	—	120	—
Other investments	5,892	5,206	686	—
Liabilities:
Derivatives - interest rate customer swaps	$3,047	$—	$3,047	$—
Derivatives - customer foreign exchange forwards	120	—	120	—
Derivatives - junior subordinated debenture interest rate swap	5,189	—	5,189	—
As of March 31, 2013 and December 31, 2012, available for sale securities consisted primarily of U.S. government and agencies securities, government-sponsored entities securities, municipal bonds, mortgage-backed securities, and other available for sale securities. The equities (which are categorized as other available for sale securities) are valued with prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement. The government-sponsored entities securities, municipal bonds, mortgage-backed securities, and certain investments in Small Business Administration (“SBA”) loans (which are categorized as U.S. government and agencies securities) generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets. Therefore, they have been categorized as a Level 2 measurement. No investments held at March 31, 2013 or December 31, 2012 were categorized as Level 3.
The Company uses interest rate customer swaps and a junior subordinated debenture interest rate swap to manage its interest rate risk, and customer foreign exchange forward contracts to manage its foreign exchange risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, they have been categorized as a Level 2 measurement as of March 31, 2013 and December 31, 2012. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements-Note 8: Derivatives and Hedging Activities” for further details.
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
The Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy as of March 31, 2013 and December 31, 2012.
Other investments, which are not considered available for sale investments, consist of deferred compensation trusts for the benefit of certain current or former employees, which consist of publicly traded mutual fund investments that are valued

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

at prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement as of March 31, 2013 and December 31, 2012. The remaining other investments categorized as Level 2 consist of the Company’s cost-method investments as of March 31, 2013 and December 31, 2012.
There were no Level 3 assets at March 31, 2013 or December 31, 2012.
The following tables present the Company’s assets and liabilities measured at fair value on a non-recurring basis during the periods ended March 31, 2013 and 2012, respectively, aggregated by the level in the fair value hierarchy within which those measurements fall.

	As of March 31, 2013	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended March 31, 2013
	(In thousands)
Assets:
Impaired loans (1)	$4,494	$—	$—	$4,494	$(1,239)
	$4,494	$—	$—	$4,494	$(1,239)
___________________

(1)	Collateral-dependent impaired loans held at March 31, 2013 that had write-downs in fair value or whose specific reserve changed during the first three months of 2013.

	As of March 31, 2012	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended March 31, 2012
	(In thousands)
Assets:
Impaired loans (1)	$4,894	$—	$—	$4,894	$(979)
OREO (2)	198	—	—	198	(41)
	$5,092	$—	$—	$5,092	$(1,020)
________________

(1)	Collateral-dependent impaired loans held at March 31, 2012 that had write-downs in fair value or whose specific reserve changed during the first three months of 2012.

(2)	One OREO property held at March 31, 2012 had a write-down during the first three months of 2012.
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value.

	March 31, 2013
	Fair Value	Valuation technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$4,494	Appraisals of Collateral	Discount for costs to sell	0% - 12%	7%
			Appraisal adjustments	0% - 25%	17%

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2012
	Fair Value	Valuation technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$16,797	Appraisals of Collateral	Discount for costs to sell	6% - 13%	8%
			Appraisal adjustments	0% - 59%	23%
OREO	$379	Appraisals of Collateral	Discount for costs to sell	8%	8%
			Appraisal adjustments	8%	8%

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
The OREO in the tables above includes those properties that had an adjustment to fair value during the the three months ended March 31, 2013 and 2012. The Company uses appraisals as a basis for determining fair value, which management may adjust to reflect estimated fair value declines, or may apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property or consideration of broker quotes. The appraisers use a market, income, and/or a cost approach in determining the value of the collateral. Therefore they have been categorized as a Level 3 measurement.
The following tables present the carrying values and fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis (other than certain loans, as noted below):

	March 31, 2013
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$54,136	$54,136	$54,136	$—	$—
Loans, net	4,701,181	4,716,548	—	—	4,716,548
Loans held for sale	289,180	289,180	—	289,180	—
Other financial assets	118,004	118,004	—	118,004	—
FINANCIAL LIABILITIES:
Deposits	4,517,351	4,523,775	—	4,523,775	—
Deposits held for sale	188,252	177,107	—	177,107	—
Securities sold under agreements to repurchase	122,187	123,463	—	123,463	—
Federal Funds purchased	50,000	50,000	—	50,000	—
Federal Home Loan Bank borrowings	461,411	480,402	—	480,402	—
Junior subordinated debentures	133,835	108,573	—	3,875	104,698
Other financial liabilities	9,998	9,998	—	9,998	—

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2012
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$308,744	$308,744	$308,744	$—	$—
Loans, net	4,730,079	4,766,574	—	—	4,766,574
Loans held for sale	308,390	308,908	—	308,908	—
Other financial assets	118,087	118,087	—	118,087	—
FINANCIAL LIABILITIES:
Deposits	4,885,059	4,891,465	—	4,891,465	—
Deposits held for sale	194,084	182,592	—	182,592	—
Securities sold under agreements to repurchase	116,319	117,885	—	117,885	—
Federal Funds purchased	—	—	—	—	—
Federal Home Loan Bank borrowings	408,121	428,037	—	428,037	—
Junior subordinated debentures	143,647	117,502	—	12,804	104,698
Other financial liabilities	10,058	10,058	—	10,058	—
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
Loans held for sale
Loans held for sale are recorded at the lower of cost or fair value in the aggregate. Fair value estimates are based on actual commitments to sell the loans to investors at an agreed upon price or current market prices if rates have changed since the time the loan closed. In December 2012, the Bank entered into an agreement to sell its three offices in the Pacific Northwest market. The loans related to this transaction were transferred from the loan portfolio to loans held for sale. The fair value indicated for these loans held for sale was based on the agreed upon offer in the pending transaction. Accordingly, loans held for sale are included in the Level 2 fair value category.

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
Deposits held for sale
Deposits held for sale are recorded at the lower of cost or fair value. All of the deposits held for sale at March 31, 2013 and December 31, 2012 relate to the Pacific Northwest transaction. Fair value estimates are based on actual agreed upon price and premium per the agreement. Accordingly, deposits held for sale are included in the Level 2 fair value category.
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
Junior subordinated debentures
The fair value of the junior subordinated debentures issued by Boston Private Capital Trust I was based on the current market price of the securities at March 31, 2013 and December 31, 2012 and have been classified as Level 2. The fair value of the junior subordinated debentures issued by Boston Private Capital Trust II and the junior subordinated debentures acquired in the acquisitions of First Private Bank & Trust, Gibraltar Private Bank and Trust Company (Gibraltar Private Bank and Trust Company was subsequently sold in 2009), and Charter Private Bank was estimated using Level 3 inputs such as the interest rates on these securities and current rates for similar debt, a consideration for illiquidity of trading in the debt, and pending regulatory changes that would result in an unfavorable change in the regulatory capital treatment of this type of debt.
During the year ended December 31, 2012, the classification of the inputs used in the valuation technique for the junior subordinated debentures, other than those issued by Boston Private Capital Trust I, were changed from Level 2 to Level 3. This change was the result of a new valuation model used primarily due to the pending changes affecting the regulatory capital treatment of junior subordinated debentures and the impact in the capital markets on new issuances of these types of securities. The Board of Governors of the Federal Reserve System (the “Federal Reserve”) proposed rules in 2012 that will begin to implement the standards set forth by the Basel Committee on Banking Supervision in December 2010 and known as Basel III which apply to capital and liquidity. Such rules would eliminate the current favorable treatment that junior subordinated debentures receive in the calculation of regulatory capital which, when combined with the current low interest rate environment and the illiquidity of this type of instrument to the holder, significantly reduces observable market data for similar debt.
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

6.    Loan Portfolio and Credit Quality
The Bank’s lending activities are conducted principally in New England, San Francisco Bay, Southern California, and the Pacific Northwest. In December 2012, the Bank entered into an agreement to sell its three offices in the Pacific Northwest market, and therefore the loans that will be included in the Pacific Northwest transaction are classified as held for sale and are not included in the data below.
The Bank originates single and multi-family residential loans, commercial real estate loans, commercial and industrial loans, construction and land loans, and home equity and other consumer loans. Most loans are secured by borrowers’ personal or business assets. The ability of the Bank’s single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic conditions within the Bank’s lending areas. Commercial, construction, and land borrowers’ ability to repay is generally dependent upon the health of the economy and real estate values, including, in particular, the performance of the construction sector. Accordingly, the ultimate collectability of a substantial portion of the Bank’s loan portfolio is susceptible to changing conditions in the New England, San Francisco Bay, and Southern California economies and real estate markets.
Total loans include deferred loan fees/ (costs), net, of ($3.6) million and ($4.2) million as of March 31, 2013 and December 31, 2012, respectively. Deferred loan fees/ (costs) include unamortized premiums or discounts related to mortgage loans purchased by the Bank.
The following table presents a summary of the loan portfolio based on the portfolio segment as of the dates indicated:

	March 31, 2013	December 31, 2012
	(In thousands)
Commercial and industrial	$788,512	$806,326
Commercial real estate	1,688,441	1,691,350
Construction and land	148,917	137,570
Residential	1,898,413	1,906,089
Home equity	118,182	123,551
Consumer and other	141,002	149,250
Total Loans	$4,783,467	$4,814,136

The following table presents nonaccrual loans receivable by class of receivable as of the dates indicated:

	March 31, 2013	December 31, 2012
	(In thousands)
Commercial and industrial	$10,071	$4,337
Commercial real estate	46,295	41,696
Construction and land	4,552	2,213
Residential	11,759	11,744
Home equity	340	660
Consumer and other	9	95
Total	$73,026	$60,745
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, although infrequent, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were less than $0.1 million of loans 90 days or more past due, but still accruing, as of March 31, 2013 and $3.6 million as of December 31, 2012. The Bank’s policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six consecutive months). For troubled debt

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

restructured loans (“TDRs”), a return to accrual status generally requires timely payments for a period of six months under the restructured loan terms, along with meeting other criteria.
The following tables show the payment status of loans receivable by class as of the dates indicated:

	March 31, 2013
	Accruing Past Due				Nonaccrual Loans
	30-59 Days Past Due (1)	60-89 Days Past Due	90+ Days Past Due	Total Accruing Past Due	Current Payment Status	30-89 Days Past Due	90+ Days Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$825	$2,625	$—	$3,450	$1,210	$28	$8,833	$10,071	$774,991	$788,512
Commercial real estate	1,478	241	—	1,719	26,489	5,968	13,838	46,295	1,640,427	1,688,441
Construction and land	36	276	50	362	715	38	3,799	4,552	144,003	148,917
Residential	11,243	282	—	11,525	2,236	3,039	6,484	11,759	1,875,129	1,898,413
Home equity	31	175	—	206	300	—	40	340	117,636	118,182
Consumer and other	37	55	—	92	5	1	3	9	140,901	141,002
Total	$13,650	$3,654	$50	$17,354	$30,955	$9,074	$32,997	$73,026	$4,693,087	$4,783,467
___________________

(1)	Does not include one commercial and industrial 30-59 day delinquent loan totaling $0.1 million in loans held for sale as of March 31, 2013.

	December 31, 2012
	Accruing Past Due				Nonaccrual Loans
	30-59 Days Past Due (1)	60-89 Days Past Due	90+ Days Past Due	Total Accruing Past Due	Current Payment Status	30-89 Days Past Due	90+ Days Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$10,684	$210	$257	$11,151	$3,073	$—	$1,264	$4,337	$790,838	$806,326
Commercial real estate	3,331	4,572	3,249	11,152	29,125	8,913	3,658	41,696	1,638,502	1,691,350
Construction and land	42	3,216	50	3,308	723	137	1,353	2,213	132,049	137,570
Residential	20,194	3,218	—	23,412	5,101	1,980	4,663	11,744	1,870,933	1,906,089
Home equity	119	39	—	158	300	—	360	660	122,733	123,551
Consumer and other	569	182	—	751	93	—	2	95	148,404	149,250
Total	$34,939	$11,437	$3,556	$49,932	$38,415	$11,030	$11,300	$60,745	$4,703,459	$4,814,136
___________________

(1)	Does not include one commercial and industrial 30-59 day delinquent loan totaling $0.3 million in loans held for sale as of December 31, 2012.
Nonaccruing and delinquent loans are affected by factors, including economic and business conditions, such as interest rates and unemployment levels, and real estate collateral values, among others. In periods of prolonged economic declines, borrowers may become more severely impacted over time as liquidity levels decline and the borrower’s ability to continue to make payments deteriorates. With respect to real estate collateral values, the declines from the peak, as well as the value of the real estate at the time of origination versus the current value, can impact the level of problem loans. For instance, if the loan to value ratio at the time of renewal has increased due to the decline in the real estate value since origination, the loan may no longer meet the Bank’s underwriting standards and not be renewed.
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
A summary of the rating system used by the Bank, repeated here from Part II. Item 8. “Financial Statements and Supplementary Data—Note 1: Basis of Presentation and Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 follows:
Acceptable or Pass - All loans graded as acceptable or pass are considered acceptable credit quality by the Bank and are grouped for purposes of calculating the allowance for loan losses. Only commercial loans, including commercial real estate, commercial and industrial loans, and construction and land loans are given a numerical grade. For residential, home equity and consumer loans, the Bank classifies loans as acceptable or pass unless there is known information such as delinquency or client requests for modifications which would then generally result in a risk rating such as substandard or more severe depending on the factors.
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present the loan portfolio’s credit risk profile by internally assigned grade by class of financing receivable as of the dates indicated:

	March 31, 2013
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention (1)	Accruing Substandard	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$763,443	$5,890	$9,108	$10,071	$788,512
Commercial real estate	1,541,944	52,024	48,178	46,295	1,688,441
Construction and land	122,964	17,265	4,136	4,552	148,917
Residential	1,874,391	—	12,263	11,759	1,898,413
Home equity	116,169	—	1,673	340	118,182
Consumer and other	140,993	—	—	9	141,002
Total	$4,559,904	$75,179	$75,358	$73,026	$4,783,467
___________________

(1)
Does not include three commercial and industrial special mention loans totaling $0.8 million and three commercial real estate special mention loans totaling $3.0 million in loans held for sale as of March 31, 2013.

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
___________________

(1)
Does not include five commercial and industrial special mention loans totaling $0.9 million and three commercial real estate special mention loans totaling $3.0 million in loans held for sale as of December 31, 2012.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present, by class of receivable, the balance of impaired loans with and without a related allowance, the associated allowance for those impaired loans with a related allowance, and the total unpaid principal on impaired loans:

	As of and for the three months ended March 31, 2013
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$7,859	$9,043	n/a	$7,251	$81
Commercial real estate	39,348	58,523	n/a	39,835	101
Construction and land	934	1,547	n/a	2,633	91
Residential	6,696	8,164	n/a	3,427	29
Home equity	40	40	n/a	280	1
Consumer and other	—	—	n/a	—	—
Subtotal	54,877	77,317	n/a	53,426	303
With an allowance recorded:
Commercial and industrial	3,245	3,310	$369	1,676	4
Commercial real estate	24,475	25,957	2,446	20,702	112
Construction and land	3,965	4,046	417	1,637	—
Residential	10,584	10,843	1,496	13,633	112
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Subtotal	42,269	44,156	4,728	37,648	228
Total:
Commercial and industrial	11,104	12,353	369	8,927	85
Commercial real estate	63,823	84,480	2,446	60,537	213
Construction and land	4,899	5,593	417	4,270	91
Residential	17,280	19,007	1,496	17,060	141
Home equity	40	40	—	280	1
Consumer and other	—	—	—	—	—
Total	$97,146	$121,473	$4,728	$91,074	$531
___________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three months ended March 31, 2012
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$6,538	$9,264	n/a	$5,855	$—
Commercial real estate	29,964	44,809	n/a	33,543	104
Construction and land	6,087	10,360	n/a	6,294	97
Residential	9,572	10,542	n/a	10,232	81
Home equity	360	360	n/a	342	1
Consumer and other	—	—	n/a	—	—
Subtotal	52,521	75,335	n/a	56,266	283
With an allowance recorded:
Commercial and industrial	1,081	1,109	$113	1,101	—
Commercial real estate	28,121	29,624	3,245	24,586	173
Construction and land	1,194	1,224	313	1,234	—
Residential	13,757	13,757	868	8,295	63
Home equity	131	131	131	131	2
Consumer and other	—	—	—	—	—
Subtotal	44,284	45,845	4,670	35,347	238
Total:
Commercial and industrial	7,619	10,373	113	6,956	—
Commercial real estate	58,085	74,433	3,245	58,129	277
Construction and land	7,281	11,584	313	7,528	97
Residential	23,329	24,299	868	18,527	144
Home equity	491	491	131	473	3
Consumer and other	—	—	—	—	—
Total	$96,805	$121,180	$4,670	$91,613	$521
___________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the year ended December 31, 2012
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$3,274	$4,499	n/a	$4,707	$—
Commercial real estate	40,133	64,424	n/a	31,736	283
Construction and land	1,310	2,682	n/a	5,532	97
Residential	2,337	2,594	n/a	8,885	312
Home equity	360	360	n/a	355	3
Consumer and other	—	—	n/a	40	—
Subtotal	47,414	74,559	n/a	51,255	695
With an allowance recorded:
Commercial and industrial	1,149	1,191	$118	1,855	1
Commercial real estate	18,519	19,814	1,667	24,510	727
Construction and land	903	953	189	1,486	—
Residential	13,539	13,798	1,403	11,781	374
Home equity	—	—	—	114	5
Consumer and other	—	—	—	—	—
Subtotal	34,110	35,756	3,377	39,746	1,107
Total:
Commercial and industrial	4,423	5,690	118	6,562	1
Commercial real estate	58,652	84,238	1,667	56,246	1,010
Construction and land	2,213	3,635	189	7,018	97
Residential	15,876	16,392	1,403	20,666	686
Home equity	360	360	—	469	8
Consumer and other	—	—	—	40	—
Total	$81,524	$110,315	$3,377	$91,001	$1,802
___________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.
When management determines that it is probable that the Bank will not collect all principal and interest on a loan in accordance with the original loan terms, the loan is designated as impaired.
Loans that are designated as impaired require an analysis to determine the amount of impairment, if any. Impairment would be indicated as a result of the carrying value of the loan exceeding the estimated collateral value, less costs to sell, for collateral dependent loans or the net present value of the projected cash flow, discounted at the loan’s contractual effective interest rate, for loans not considered to be collateral dependent. Generally, shortfalls on collateral dependent loans would result in the impairment amount being charged-off to the allowance for loan losses. Shortfalls on cash flow dependent loans may be carried as specific reserve allocations unless a known loss is determined to have occurred, in which case such known loss is charged-off.
Loans in the held for sale category are carried at the lower of cost or estimated fair value in the aggregate and are excluded from the allowance for loan losses analysis.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The Bank may, under certain circumstances, restructure loans as a concession to borrowers who have experienced financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Company’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and principal forgiveness. TDRs totaled $61.2 million and $54.5 million at March 31, 2013 and December 31, 2012, respectively. Of the $61.2 million in TDRs at March 31, 2013, $29.9 million were on accrual status. Of the $54.5 million in TDRs at December 31, 2012, $26.7 million were on accrual status.
Since all TDRs are considered impaired loans, they are individually evaluated for impairment. The resulting impairment, if any, would have an impact on the allowance for loan losses as a specific reserve or charge-off. If, prior to the classification as a TDR, the loan was not impaired, there would have been a general reserve on the loan based on loan type. Therefore, depending upon the result of the impairment analysis, there could be an increase or decrease in the related allowance for loan losses. Many loans initially categorized as TDRs are already on nonaccrual status and considered impaired. Therefore, there is generally not a material change to the allowance for loan losses when a loan is categorized as a TDR.
The following tables present the balance of TDRs that were restructured or defaulted during the periods indicated:

	As of and for the three months ended March 31, 2013
	Restructured Current Quarter			TDRs that defaulted in the current quarter that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
(Dollars In thousands)
Commercial and industrial (1)	2	$1,219	$1,219	—	$—
Commercial real estate (2)	5	9,163	9,163	1	561
Construction and land (3)	1	347	347	—	—
Residential	—	—	—	—	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	8	$10,729	$10,729	1	$561
___________________

(1)
Represents the following concessions: extension of term (1 loan; post-modification recorded investment of $1.0 million); and temporary rate reduction (1 loan; post-modification recorded investment of $0.2 million).

(2)
Represents the following concessions: extension of term (4 loans; post-modification recorded investment of $9.0 million); and combination of concessions (1 loan; post-modification recorded investment of $0.2 million).

(3)	Represents the following concessions: extension of term.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three months ended March 31, 2012
	Restructured Current Quarter			TDRs that defaulted in the current quarter that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
(Dollars In thousands)
Commercial and industrial	—	$—	$—	—	$—
Commercial real estate (1)	4	5,545	5,545	—	—
Construction and land	—	—	—	—	—
Residential (2)	8	3,702	3,702	—	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	12	$9,247	$9,247	—	$—
___________________

(1)
Represents the following concessions: extension of term (3 loans; post-modification recorded investment of $2.7 million); and combination of concessions (1 loan; post-modification recorded investment of $2.8 million).

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

7.    Allowance for Loan Losses
The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $82.3 million and $84.1 million at March 31, 2013 and December 31, 2012, respectively.
The following tables present a summary of the changes in the allowance for loan losses for the periods indicated:

	As of and for the three months ended March 31,
	2013	2012
	(In thousands)
Allowance for loan losses, beginning of period:
Commercial and industrial	$11,825	$12,163
Commercial real estate	52,497	63,625
Construction and land	5,016	6,382
Residential	10,892	9,286
Home equity	1,085	1,535
Consumer and other	540	1,149
Unallocated	2,202	1,974
Total allowance for loan losses, beginning of period	84,057	96,114
Provision/ (credit) for loan losses:
Commercial and industrial	(114)	1,827
Commercial real estate	(919)	2,030
Construction and land	(1,036)	(712)
Residential	1,827	966
Home equity	398	(53)
Consumer and other	(74)	(116)
Unallocated	(82)	58
Total provision/ (credit) for loan losses	—	4,000
Loans charged-off:
Commercial and industrial	$(27)	$(2,311)
Commercial real estate	(1,239)	(406)
Construction and land	—	—
Residential	(1,265)	(198)
Home equity	(360)	—
Consumer and other	(2)	(26)
Total charge-offs	(2,893)	(2,941)
Recoveries on loans previously charged-off:
Commercial and industrial	165	383
Commercial real estate	127	117
Construction and land	807	166
Residential	—	—
Home equity	23	61
Consumer and other	—	2
Total recoveries	1,122	729

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three months ended March 31,
	2013	2012
	(In thousands)
Allowance for loan losses at end of period:
Commercial and industrial	11,849	12,062
Commercial real estate	50,466	65,366
Construction and land	4,787	5,836
Residential	11,454	10,054
Home equity	1,146	1,543
Consumer and other	464	1,009
Unallocated	2,120	2,032
Total allowance for loan losses at end of period	$82,286	$97,902
The following tables present the Company’s allowance for loan losses and loan portfolio at March 31, 2013 and December 31, 2012 by portfolio segment, disaggregated by method of impairment analysis. The Company had no loans acquired with deteriorated credit quality at March 31, 2013 or December 31, 2012.

	Commercial and industrial	Commercial real estate	Construction and land	Residential
	(In thousands)
Allowance for loan losses balance at March 31, 2013 attributable to:
Loans collectively evaluated	$11,480	$48,020	$4,370	$9,958
Loans individually evaluated	369	2,446	417	1,496
Total allowance for loan losses	$11,849	$50,466	$4,787	$11,454

Recorded investment (loan balance) at March 31, 2013:
Loans collectively evaluated	$777,408	$1,624,618	$144,018	$1,881,133
Loans individually evaluated	11,104	63,823	4,899	17,280
Total Loans	$788,512	$1,688,441	$148,917	$1,898,413

	Home equity	Consumer and other	Unallocated	Total
(Continued from above)	(In thousands)
Allowance for loan losses balance at March 31, 2013 attributable to:
Loans collectively evaluated	$1,146	$464	$2,120	$77,558
Loans individually evaluated	—	—	—	4,728
Total allowance for loan losses	$1,146	$464	$2,120	$82,286

Recorded investment (loan balance) at March 31, 2013:
Loans collectively evaluated	$118,142	$141,002	$—	$4,686,321
Loans individually evaluated	40	—	—	97,146
Total Loans	$118,182	$141,002	$—	$4,783,467

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Commercial and industrial	Commercial real estate	Construction and land	Residential
	(In thousands)
Allowance for loan losses balance at December 31, 2012 attributable to:
Loans collectively evaluated	$11,707	$50,830	$4,827	$9,489
Loans individually evaluated	118	1,667	189	1,403
Total allowance for loan losses	$11,825	$52,497	$5,016	$10,892

Recorded investment (loan balance) at December 31, 2012:
Loans collectively evaluated	$801,903	$1,632,698	$135,357	$1,890,213
Loans individually evaluated	4,423	58,652	2,213	15,876
Total Loans	$806,326	$1,691,350	$137,570	$1,906,089

	Home equity	Consumer and other	Unallocated	Total
(Continued from above)	(In thousands)
Allowance for loan losses balance at December 31, 2012 attributable to:
Loans collectively evaluated	$1,085	$540	$2,202	$80,680
Loans individually evaluated	—	—	—	3,377
Total allowance for loan losses	$1,085	$540	$2,202	$84,057

Recorded investment (loan balance) at December 31, 2012:
Loans collectively evaluated	$123,191	$149,250	$—	$4,732,612
Loans individually evaluated	360	—	—	81,524
Total Loans	$123,551	$149,250	$—	$4,814,136

8.    Derivatives and Hedging Activities
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and, to a lesser extent, the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are generally determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to certain fixed and variable rate loan assets and fixed and variable rate borrowings.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2013 and December 31, 2012.

	March 31, 2013				December 31, 2012
	Asset derivatives		Liability derivatives		Asset derivatives		Liability derivatives
	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$(4,750)	Other assets	$—	Other liabilities	$(5,189)
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	2,664	Other liabilities	(2,746)	Other assets	2,915	Other liabilities	(3,047)
Foreign exchange contracts	Other assets	216	Other liabilities	(216)	Other assets	120	Other liabilities	(120)
Total		$2,880		$(7,712)		$3,035		$(8,356)
___________________

(1)	For additional details, see Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements-Note 5: Fair Value Measurements.”
The following table presents the effect of the Company’s derivative financial instruments in the consolidated statements of operations for the three months ended March 31, 2013 and 2012.

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivative (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)
	three months ended March 31,			three months ended March 31,
	2013	2012		2013	2012
(In thousands)
Interest rate products	$(22)	$(277)	Interest income	$(461)	$(416)
Total	$(22)	$(277)		$(461)	$(416)

The following table presents the components of the Company’s accumulated other comprehensive income/ (loss) related to the derivatives for the three months ended March 31, 2013 and 2012.

	Three months ended March 31,
	2013	2012
	(In thousands)
Accumulated other comprehensive income on cash flow hedges, balance at beginning of period	$(2,969)	$(3,106)
Net change in unrealized gain/ (loss) on cash flow hedges	207	81
Accumulated other comprehensive income on cash flow hedges, balance at end of period	$(2,762)	$(3,025)
Cash Flow Hedges of Interest Rate Risk
The Company’s objective in using derivatives is to add stability to interest income and expense and to manage the risk related to exposure to changes in interest rates. To accomplish this objective, the Holding Company entered into an interest rate swap in the second quarter of 2010 with a notional amount of $75 million related to the Holding Company’s cash outflows associated with the subordinated debt related to trust preferred securities to protect against an increase in the London Interbank Offered Rate (“LIBOR”). The interest rate swap had an effective date of December 30, 2010 and a term of five years. As of December 30, 2010, the subordinated debt switched from a fixed rate of 6.25% to a variable rate of three-month LIBOR plus

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

1.68%. The interest rate swap effectively fixed the Holding Company’s interest rate payments on the $75 million of debt at 4.45%.
The Company uses the “Hypothetical Derivative Method” described in ASC 815, Derivatives and Hedging (“ASC 815”), for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (“OCI”) (outside of earnings) and subsequently reclassified to earnings in interest and dividend income when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of operations as part of fees and other income. The Holding Company had no hedge ineffectiveness recognized in earnings during the three months ended March 31, 2013 and 2012. The Holding Company also monitors the risk of counterparty default on an ongoing basis.
A portion of the balance reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are made or received on the Holding Company’s interest rate swap. During the next twelve months, the Holding Company estimates that $1.8 million will be reclassified as an increase in interest expense.
Non-designated Hedges
Derivatives not designated as hedges are not speculative and result from two different services the Bank provides to qualified commercial clients. The Bank offers certain derivative products directly to such clients. The Bank economically hedges derivative transactions executed with commercial clients by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of these programs are not designated in ASC 815-qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset through earnings. Fees earned in connection with the execution of derivatives related to this program are recognized in the consolidated statement of operations in other income. The derivative asset and liability values above include an adjustment related to the consideration of credit risk required under ASC 820, of less than ($0.1) million and $0.1 million in earnings for the three months ended March 31, 2013 and 2012. As of March 31, 2013 and December 31, 2012, the Bank had eight and 11 interest rate swaps with an aggregate notional amount of $52.1 million and $55.7 million, respectively, related to this program. As of March 31, 2013 and December 31, 2012, the Bank also had 14 and six, respectively, foreign currency exchange contracts with notional amounts of $10.7 million and $3.7 million, respectively, related to this program.
The following table presents the effect of the Company’s derivative financial instruments, not designated as hedging instruments, in the consolidated statement of operations for the three months ended March 31, 2013 and 2012.

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss), Net, Recognized in Income on Derivative Three Months Ended March 31,
		2013	2012
		(In thousands)
Interest rate products	Other income/ expense	$(4)	$81
Foreign exchange contracts	Other income/ expense	2	—
Total		$(2)	$81
The Holding Company and the Bank have agreements with their derivative counterparties that contain provisions where, if the Holding Company or Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Holding Company or the Bank could also be declared in default on its derivative obligations. The Holding Company and the Bank were in compliance with these provisions as of March 31, 2013 and December 31, 2012.
The Holding Company and the Bank also have agreements with certain of their derivative counterparties that contain provisions where, if the Holding Company or Bank fails to maintain its status as a well- or adequately-capitalized institution, then the counterparty could terminate the derivative positions and the Holding Company or the Bank would be required to settle its obligations under the agreements. The Holding Company and the Bank were in compliance with these provisions as of March 31, 2013 and December 31, 2012.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

Certain of the Holding Company and the Bank’s agreements with their derivative counterparties contain provisions where if specified events or conditions occur that materially change the Holding Company’s or the Bank’s creditworthiness in an adverse manner, the Holding Company or the Bank may be required to fully collateralize their obligations under the derivative instruments. The Holding Company and the Bank were in compliance with these provisions as of March 31, 2013 and December 31, 2012.
As of March 31, 2013 and December 31, 2012, the termination amounts related to collateral determinations of derivatives in a liability position was $7.6 million and $8.4 million, respectively. The Company has minimum collateral posting thresholds with its derivative counterparty and has posted collateral of $10.4 million as of March 31, 2013 and December 31, 2012, against its obligation under this agreement.

9.    Income Taxes
The following table presents the components of income tax expense for continuing operations, discontinued operations, noncontrolling interests and the Company:

	Three months ended March 31,
	2013	2012
	(In thousands)
Income from continuing operations:
Income before income taxes	$18,308	$12,595
Income tax expense	5,897	3,851
Net income from continuing operations	$12,411	$8,744
Effective tax rate, continuing operations	32.2%	30.6%

Income from discontinued operations:
Income before income taxes	$3,036	$2,752
Income tax expense	1,314	1,198
Net income from discontinued operations	$1,722	$1,554
Effective tax rate, discontinued operations	43.3%	43.5%

Income attributable to noncontrolling interests:
Income before income taxes	$930	$793
Income tax expense	—	—
Net income attributable to noncontrolling interests	$930	$793
Effective tax rate, noncontrolling interests	—%	—%

Income attributable to the Company
Income before income taxes	$20,414	$14,554
Income tax expense	7,211	5,049
Net income attributable to the Company	$13,203	$9,505
Effective tax rate attributable to the Company	35.3%	34.7%
The effective tax rate for continuing operations for the three months ended March 31, 2013 of 32.2%, with related tax expense of $5.9 million, was calculated based on a projected 2013 annual effective tax rate. The effective tax rate was less than the statutory rate of 35% due primarily to earnings from tax-exempt investments, income tax credits, and income attributable to noncontrolling interests. These items were partially offset by state and local income taxes.
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The effective tax rate for continuing operations for the three months ended March 31, 2013 is greater than the effective tax rate for the same period in 2012 due primarily to earnings from tax-exempt investments, income tax credits, and income attributable to noncontrolling interests having a smaller impact on the effective tax rate, due primarily to the higher level of income before taxes in 2013 compared to 2012.
Contingent consideration related to the 2009 divestiture of certain affiliates, primarily related to the revenue sharing agreement with Westfield Capital Management Company, LLC, is also reflected under “discontinued operations” in the table above. The profits and losses attributable to owners other than the Company are reflected under “noncontrolling interests” in the table above.

10.    Noncontrolling Interests
At the Company, noncontrolling interests typically consist of equity owned by management of the Company’s respective majority-owned affiliates. Net income attributable to noncontrolling interests in the consolidated statements of operations represents the net income allocated to the noncontrolling interest owners of the affiliates. Net income allocated to the noncontrolling interest owners was $0.9 million and $0.8 million for the three months ended March 31, 2013 and 2012, respectively.
On the consolidated balance sheets, noncontrolling interests are included as the sum of the capital and undistributed profits allocated to the noncontrolling interest owners. Typically, this balance is included in a company’s shareholders equity in the consolidated balance sheets. When the noncontrolling interest owners’ rights include certain redemption features, as described in ASC 480, Distinguishing Liabilities from Equity, such redeemable noncontrolling interests are classified as mezzanine equity and are not included in total shareholders’ equity. The Company had no noncontrolling interests included in shareholder’s equity at March 31, 2013 and December 31, 2012. However, due to the redemption features of the noncontrolling interests, the Company had redeemable noncontrolling interests held in mezzanine equity in the accompanying consolidated balance sheets of of $17.4 million and $19.3 million at March 31, 2013 and December 31, 2012, respectively. The aggregate amount of such redeemable noncontrolling equity interests are recorded at the estimated maximum redemption values.
Each affiliate operating agreement provides the Company and/or the noncontrolling interests with contingent call or put redemption features used for the orderly transfer of noncontrolling equity interests between the affiliate noncontrolling interest owners and the Company at either a contractually predetermined fair value, multiple of earnings before interest, taxes, depreciation, and amortization (EBITDA), or fair value. The Company may liquidate these noncontrolling interests in cash, shares of the Company’s common stock, or other forms of consideration dependent on the operating agreement. These agreements are discussed in Part II. Item 8. “Financial Statements and Supplementary Data – Note 14: Noncontrolling Interests” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
Generally, these put and call redemption features refer to shareholder rights of both the Company and the noncontrolling interest owners of the Company’s majority-owned affiliate companies. The affiliate company noncontrolling interests generally take the form of limited liability company (LLC) units, profits interests, or common stock (collectively, the “noncontrolling equity interests”). In most circumstances, the put and call redemption features generally relate to the Company’s right and, in some cases, obligation to purchase and the noncontrolling equity interests’ right to sell their equity interests. There are various events that could cause the puts or calls to be exercised, such as a change in control, death, disability, retirement, resignation or termination. The puts and calls are generally to be exercised at the then fair value or a contractually agreed upon approximation thereof. The terms of these rights vary and are governed by the respective individual operating and legal documents.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the contractually determined maximum redemption values to repurchase the noncontrolling interests at the periods indicated:

	March 31, 2013	December 31, 2012
	(In thousands)
Anchor	$11,122	$11,105
BOS	3,900	5,782
DGHM	2,416	2,400
Total	$17,438	$19,287
The following table presents an analysis of the Company’s redeemable noncontrolling interests for the periods indicated:

	Three months ended March 31,
	2013	2012
	(In thousands)
Redeemable noncontrolling interests at beginning of year	$19,287	$21,691
Net income attributable to noncontrolling interests	930	793
Distributions	(729)	(445)
Adjustments to fair value	(2,050)	(435)
Redeemable noncontrolling interests at end of period	$17,438	$21,604

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
During the second half of 2012, the Company implemented a senior executive restructuring of the Holding Company leadership and Bank management. The purpose of this restructuring was to create a more streamlined organization and to refine the Company’s cost base. To implement the new structure the Company incurred an additional severance charge of $4.8 million. The Company expects no additional severance charges associated with this initiative.
Restructuring expenses incurred since the plans of restructuring were first implemented in 2011 totaled $14.0 million with the Private Banking segment incurring $9.5 million, and the remaining $4.5 million incurred by the Holding Company.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents a summary of the restructuring activity for the three months ended March 31, 2013 and 2012.

	Severance Charges	Contract Termination Fees	Professional Expenses	Other Associated Costs	Total
	(In thousands)
Accrued charges at December 31, 2011	$2,658	$211	$230	$—	$3,099
Costs incurred	(1)	—	128	8	135
Costs paid	(459)	—	(254)	(8)	(721)
Accrued charges at March 31, 2012	$2,198	$211	$104	$—	$2,513

Accrued charges at December 31, 2012	$3,517	$98	$8	$—	$3,623
Costs incurred	—	—	—	—	—
Costs paid	(736)	—	(8)	—	(744)
Accrued charges at March 31, 2013	$2,781	$98	$—	$—	$2,879

12.    Recent Accounting Pronouncements
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments to this update require entities to present information about reclassifications out of accumulated other comprehensive income in a single note or on the face of the financial statements. The new guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, with early adoption permitted. The Company did not early adopt. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.
In July 2012, the FASB issued updated guidance, ASU 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The amendments in this update regarding the impairment testing applicable to indefinite-lived intangible assets, is similar to the impairment guidance issued in ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment, applicable to goodwill. Under the updated guidance, an entity may assess qualitative factors (such as changes in management, key personnel, strategy, key technology or customers) that may impact the fair value of the indefinite-lived intangible asset and lead to the determination that it is more likely than not that the fair value of the asset is less than its carrying value. If an entity determines that it is more likely than not that the fair value of the intangible asset is less than its carrying value, an impairment test must be performed. The impairment test requires an entity to calculate the estimated fair value of the indefinite-lived intangible asset. If the carrying value of the indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss is recognized in an amount equal to the excess. The updated guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted provided the Company has not yet performed its 2012 impairment test or issued its financial statements. The Company did not early adopt. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.
In December 2011, the FASB issued new guidance, ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities and in January 2013, the FASB issued, ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2013-01 limits the scope of disclosures to derivatives, repurchase agreements and securities lending arrangements. The new guidance is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013 and requires a retrospective application for all comparative periods which are presented. The adoption of these ASUs did not have a material effect on the Company’s consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

13.    Subsequent Events
The Company evaluated subsequent events through the date the accompanying unaudited interim consolidated financial statements were issued. Pursuant to the requirements of ASC 855, Subsequent Events, there were no events or transactions during the subsequent event reporting period that required disclosure in the unaudited consolidated interim financial statements, other than the two transactions discussed below.
On April 24, 2013, the Company closed the public offering of 2,000,000 depositary shares (the “Depositary Shares”) pursuant to an Underwriting Agreement dated April 17, 2013, previously disclosed by the Company. Each Depositary Share represents a 1/40th interest in a share of the Company’s 6.95% Non-Cumulative Perpetual Preferred Stock, Series D, par value $1.00 per share and liquidation preference of $1,000 per share (the “Series D Preferred Stock”).
Upon the issuance of the Series D Preferred Stock on April 24, 2013, the ability of the Company to declare and pay dividends on, or purchase, redeem or otherwise acquire, shares of its preferred stock or any securities of the Company that rank junior to the Series D Preferred Stock was subject to certain restrictions in the event that the Company does not declare and pay (or set aside) dividends on the Series D Preferred Stock for the last preceding dividend period.
Also on April 24, 2013, the Company repurchased all 400.81221 shares of the Company’s Series B Non-Cumulative Perpetual Contingent Convertible Preferred Stock, par value $1.00 per share, held by BP Holdco, L.P. pursuant to a Stock Repurchase Agreement, dated as of April 16, 2013, previously disclosed by the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As of and for the three months ended March 31, 2013
Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. These statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These statements include, among others, statements regarding our strategy, effectiveness of our investment programs, evaluations of future interest rate trends and liquidity, expectations as to growth in assets, deposits and results of operations, receipt of regulatory approval for pending acquisitions, success of acquisitions, future operations, market position, financial position, and prospects, plans and objectives of management. You should not place undue reliance on our forward-looking statements. You should exercise caution in interpreting and relying on forward-looking statements because they are subject to significant risks, uncertainties and other factors which are, in some cases, beyond the Company’s control.
Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced herein under the section captioned “Risk Factors”; adverse conditions in the capital and debt markets and the impact of such conditions on the Company’s private banking, investment management and wealth advisory activities; changes in interest rates; competitive pressures from other financial institutions; the effects of continued weakness in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers’ ability to service and repay our loans; changes in the value of the securities and other assets; changes in loan default and charge-off rates; the adequacy of loan loss reserves; reductions in deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; the risk that the Company’s deferred tax assets may not be realized; risks related to the identification and implementation of acquisitions; and changes in assumptions used in making such forward-looking statements, as well as the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K and updated in the Company’s Quarterly Reports on Form 10-Q and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

Executive Summary
The Company offers a wide range of wealth management services to high net worth individuals, families, businesses and select institutions through its three reportable segments: Private Banking, Investment Management, and Wealth Advisory. This Executive Summary provides an overview of the most significant aspects of our operating segments and the Company’s operations in the first quarter of 2013. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

	Three months ended March 31,			% Change
	2013	2012	Change
	(In thousands, except per share data)
Total revenues	$74,872	$72,222	$2,650	4%
Provision/ (credit) for loan losses	—	4,000	(4,000)	nm
Total operating expenses	56,564	55,627	937	2%
Net income from continuing operations	12,411	8,744	3,667	42%
Net income attributable to noncontrolling interests	930	793	137	17%
Net income attributable to the Company	13,203	9,505	3,698	39%
Diluted earnings per share:
From continuing operations	$0.13	$0.09	$0.04	44%
From discontinued operations	$0.02	$0.02	$—	—%
Attributable to common shareholders	$0.15	$0.11	$0.04	36%
________________
nm =    not meaningful
Net income attributable to the Company was $13.2 million for the three months ended March 31, 2013, compared to $9.5 million in the same period of 2012. The Company recognized diluted earnings per share of $0.15 for the three months ended March 31, 2013, compared to diluted earnings per share of $0.11 for the same period of 2012.
Key items that affected the Company’s results in the first quarter of 2013 compared to the same period of 2012 include:

▪
The Company recorded no provision for loan losses for the three months ended March 31, 2013, compared to a provision for loan losses of $4.0 million in the same period of 2012. The lack of provision in the three months ended March 31, 2013 was driven by a reduction in classified loans and continued improvement in credit quality, the decrease in the loan portfolio, and the change in the mix of the loan portfolio.

▪
The low interest rate environment continues to affect net interest income. Net interest margin (“NIM”) decreased 14 basis points to 3.13% for the three months ended March 31, 2013 compared to the same period in 2012. Net interest income for the three months ended March 31, 2013 was $44.3 million, a decrease of $0.5 million, or 1%, compared to the same period in 2012. This decrease was due to lower average yields on loans and investments, partially offset by lower average rates paid on the Company’s deposits and borrowings, and the increase in the average volume of the loan portfolio.

▪
Fee and other income increased $3.1 million, or 11%, for the three months ended March 31, 2013 compared to the same period in 2012. Investment management and trust fees and wealth advisory fees increased as a result of increased AUM due to market appreciation and positive net flows.

▪	AUM increased 14% to $21.9 billion at March 31, 2013 compared to the same period in 2012. First quarter 2013 AUM net inflows were $181 million, up from $84 million in the same period in 2012.
The Company’s Private Banking segment reported net income attributable to the Company of $13.8 million in the first quarter of 2013, compared to net income attributable to the Company of $9.8 million in the same period of 2012. The $4.0 million, or 41%, increase was a result of recording no provision for loan losses in the first quarter of 2013, increased noninterest income, and reduced noninterest expense, offset by decreased net interest income and increased income tax expense for the three months ended March 31, 2013. AUM increased $0.5 billion, or 13%, to $4.2 billion at March 31, 2013 from $3.7 billion at March 31, 2012, due to both net inflows and investment performance.

The Company’s Investment Management segment reported net income attributable to the Company of $1.1 million in the first quarter of 2013, compared to net income attributable to the Company of $0.8 million in the same period of 2012. The $0.3 million, or 34%, increase was primarily due to increases in investment management and trust fees. Most fee-based revenue is determined based on beginning-of-period AUM data, and, as a result, the increase in investment management and trust fees was related to changes in AUM from December 31, 2011 through December 31, 2012. AUM increased $1.3 billion, or 16%, to $9.3 billion at March 31, 2013 from $8.0 billion at March 31, 2012, due to investment performance.
The Company’s Wealth Advisory segment reported net income attributable to the Company of $1.2 million in the first quarter of 2013, compared to net income attributable to the Company of $1.2 million in the same period of 2012. The $0.8 million increase in wealth advisory fee revenue was offset by increased operating expenses, including a legal settlement expense, increased salaries and employee benefits expense and increased professional services expense. AUM increased $0.9 billion, or 12%, to $8.5 billion at March 31, 2013 from $7.6 billion at March 31, 2012, due to positive net flows and investment performance.

Critical Accounting Policies
Critical accounting policies reflect significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The Company believes that its most critical accounting policies upon which its financial condition depends, and which involve the most complex or subjective decisions or assessments are the allowance for loan and lease losses, the valuation of goodwill and intangible assets and analysis for impairment, and tax estimates. These policies are discussed in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no changes to these policies through the filing of this Quarterly Report on Form 10-Q.

Financial Condition

Condensed Consolidated Balance Sheets and Discussion

	March 31, 2013	December 31, 2012	Increase/ (decrease)	% Change
	(In thousands)
Assets:
Total cash and investments	$831,182	$1,050,025	$(218,843)	(21)%
Loans held for sale	289,180	308,390	(19,210)	(6)%
Total loans	4,783,467	4,814,136	(30,669)	(1)%
Less: Allowance for loan losses	82,286	84,057	(1,771)	(2)%
Net loans	4,701,181	4,730,079	(28,898)	(1)%
Goodwill and intangible assets	133,993	135,054	(1,061)	(1)%
Other assets	240,885	241,457	(572)	—%
Total assets	$6,196,421	$6,465,005	$(268,584)	(4)%
Liabilities and Equity:
Deposits	$4,517,351	$4,885,059	$(367,708)	(8)%
Deposits held for sale	188,252	194,084	(5,832)	(3)%
Total borrowings	767,433	668,087	99,346	15%
Other liabilities	88,869	95,386	(6,517)	(7)%
Total liabilities	5,561,905	5,842,616	(280,711)	(5)%
Redeemable noncontrolling interests	17,438	19,287	(1,849)	(10)%
Total shareholders’ equity	617,078	603,102	13,976	2%
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$6,196,421	$6,465,005	$(268,584)	(4)%

Total Assets. Total assets decreased $268.6 million, or 4%, to $6.2 billion at March 31, 2013 from $6.5 billion at December 31, 2012. This decrease was due to deposit outflows in the first three months of 2013.
Cash and Investments. Total cash and investments (consisting of cash and cash equivalents, investment securities, and stock in the FHLBs) decreased $0.2 billion, or 21%, to $0.8 billion, or 13% of total assets at March 31, 2013 from $1.1 billion, or 16% of total assets at December 31, 2012. The decrease was due to the $254.6 million, or 82%, decrease in cash and cash equivalents, partially offset by the $37.3 million, or 5%, increase in investment securities. The decrease in cash and cash equivalents is the net result of short-term fluctuations in liquidity due to changes in levels of deposits, borrowings and loans outstanding.
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
Investment maturities, principal payments, and sales of the Company’s available for sale securities provided $0.1 billion of cash proceeds during the three months ended March 31, 2013, which was used to purchase new investments or fund new loans. The timing of sales and reinvestments is based on various factors, including management’s evaluation of interest rate trends, the credit risk of municipal securities and the Company’s liquidity. The Company’s available for sale investment portfolio carried a total of $9.0 million of unrealized gains and $1.4 million of unrealized losses at March 31, 2013, compared to $9.9 million of unrealized gains and $1.1 million of unrealized losses at December 31, 2012.
No impairment losses were recognized through earnings related to available for sale securities during the three months ended March 31, 2013 and 2012. The amount of investment securities in an unrealized loss position greater than 12 months as well as the total amount of unrealized losses was not significant and was primarily due to movements in interest rates since the securities were purchased. At March 31, 2013, the Company had no intent to sell any securities in an unrealized loss position at that date and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized losses.
See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 4: Investments” for further details of the Company’s investment securities.
Loans held for sale. Loans held for sale decreased $19.2 million, or 6%, to $289.2 million at March 31, 2013 from $308.4 million at December 31, 2012. Within loans held for sale on the consolidated balance sheet, $273.6 million of the balance at March 31, 2013 and $276.7 million of the balance at December 31, 2012 relates to the previously announced agreement to sell the Bank’s three Pacific Northwest offices. Excluding the loans held for sale related to the Pacific Northwest transaction, loans held for sale decreased $16.1 million from December 31, 2012 to March 31, 2013. The balance of loans held for sale is usually related to the timing and volume of residential loans originated for sale and the ultimate sale transaction which is typically executed within a short-time following the loan origination.
Goodwill and intangible assets, net. Goodwill and intangible assets decreased $1.1 million, or 1%, to $134.0 million at March 31, 2013 from $135.1 million at December 31, 2012. The decrease is due to amortization of intangible assets. The Company tests goodwill for impairment on an annual basis and between annual dates if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value, in accordance with ASC 350, Intangibles-Goodwill and Other. Management concluded at March 31, 2013 that there were no triggering events during the three months then ended. Management will perform its annual goodwill impairment testing in the fourth quarter of 2013.
Other. Other assets, consisting of OREO, premises and equipment, fees receivable, accrued interest receivable, deferred income taxes, net, and other assets, remained relatively flat at $240.9 million at March 31, 2013 compared to $241.5 million at December 31, 2012. Decreases in deferred income taxes, net, OREO, and other assets was offset by increases in fees receivable and premises and equipment.
OREO decreased $1.3 million, or 36%, to $2.3 million at March 31, 2013 from $3.6 million at December 31, 2012. The decrease is due to the sale of one OREO property during the first quarter of 2013.
Deferred income taxes, net decreased $1.6 million, or 3%, to $60.6 million at March 31, 2013 from $62.2 million at December 31, 2012. The decrease is primarily due to current year deferred tax expense, as well as certain stock compensation awards that have expired during the first three months of 2013. At March 31, 2013, no valuation allowance on the net deferred tax asset was required, other than for capital losses, due primarily to the expectation of future taxable income.

Other assets, which consist primarily of Bank-Owned Life Insurance (“BOLI”), prepaid expenses, investment in partnerships, the fair value of interest rate derivatives, and other receivables, decreased $1.3 million, or 1%, to $123.7 million at March 31, 2013 from $125.0 million at December 31, 2012. The decrease is primarily due to changes in the fair value of other investments and the settlement of certain receivables, slightly offset by increases in prepaid rent.
Deposits. Total deposits decreased $367.7 million, or 8%, to $4.5 billion, at March 31, 2013 from $4.9 billion at December 31, 2012. Deposit balances declined during the first quarter of 2013 due to expected outflows from several client accounts with high balances at year end 2012.
The following table presents the composition of the Company’s deposits at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Balance	as a % of total	Balance	as a % of total
	(In thousands)
Demand deposits	$1,061,053	24%	$1,349,594	28%
NOW	464,564	10%	482,647	10%
Savings	91,482	2%	87,054	2%
Money market	2,220,254	49%	2,297,847	47%
Certificates of deposit under $100,000	193,421	4%	211,032	4%
Certificates of deposit of $100,000 or greater	486,577	11%	456,885	9%
Total deposits (1)	$4,517,351	100%	$4,885,059	100%
____________

(1)	Does not include deposits held for sale of $188.3 million and $194.1 million at March 31, 2013 and December 31, 2012, respectively.
Borrowings. Total borrowings (consisting of securities sold under agreements to repurchase, federal funds purchased, FHLB borrowings, and junior subordinated debentures) increased $99.3 million, or 15%, to $0.8 billion at March 31, 2013 from $0.7 billion at December 31, 2012. Federal funds purchased increased $50.0 million, or 100%, at March 31, 2013 from none at December 31, 2012. From time to time, the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. FHLB borrowings increased $53.3 million, or 13%, to $461.4 million at March 31, 2013 from $408.1 million at December 31, 2012. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth and to manage interest rate risk, but can also be used as an additional source of liquidity for the Bank. Repurchase agreements increased $5.9 million, or 5%, to $122.2 million at March 31, 2013 from $116.3 million at December 31, 2012. Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature. These increases were partially offset by the repurchase of $9.8 million of the Company’s junior subordinated debentures during the quarter.
Other. Other liabilities, which consist primarily of accrued interest, accrued bonus, the fair value of interest rate derivatives, and other accrued expenses decreased $6.5 million, or 7%, to $88.9 million at March 31, 2013 from $95.4 million at December 31, 2012. The decrease is primarily due to payments on 2012 accrued compensation and other payables.

Loan Portfolio and Credit Quality
Loans. Total portfolio loans decreased $30.7 million, or 1%, to $4.8 billion, or 77%, of total assets at March 31, 2013, from $4.8 billion, or 74%, of total assets at December 31, 2012. Decreases in commercial and industrial loans of $17.8 million, or 2%, home equity and other consumer loans of $13.6 million or 5%, residential loans of $7.7 million, or 0%, and commercial real estate loans of $2.9 million, or 0%, were partially offset by an increase in construction and land loans of $11.3 million, or 8%.
Geographic concentration. The following table presents the Bank’s outstanding loan balance concentrations at March 31, 2013 based on the location of the lender’s regional offices. Loans from the Holding Company to certain principals of the Company’s affiliate partners and relating to the sale of a previous affiliate partner, and loans at the Company’s non-banking segments are identified as “Other, net.”

	Commercial and Industrial		Commercial Real Estate		Construction and Land		Residential		Home Equity and Other Consumer
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
New England	$672,895	85%	$643,756	38%	$99,989	67%	$1,163,647	61%	$204,563	79%
San Francisco Bay	61,806	8%	642,170	38%	37,923	26%	436,577	23%	42,537	16%
Southern California	53,811	7%	402,515	24%	11,005	7%	298,189	16%	11,889	5%
Other, net	—	—%	—	—%	—	—%	—	—%	195	—%
Total	$788,512	100%	$1,688,441	100%	$148,917	100%	$1,898,413	100%	$259,184	100%
The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $82.3 million and $84.1 million at March 31, 2013 and December 31, 2012, respectively.
The allowance for loan losses at March 31, 2013 decreased $1.8 million, or 2%, from December 31, 2012 due to net charge-offs. No provision was booked in the first quarter of 2013 due primarily to the decline in adversely-classified loans, continued positive trends in net loan loss experience, a slight reduction in total loans, and the change in the mix of the loan portfolio. The allowance for loan losses as a percentage of total loans decreased 3 basis points to 1.72% at March 31, 2013 from 1.75% at December 31, 2012. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 7: Allowance for Loan Losses” for an analysis of the Company’s allowance for loan losses.
An analysis of the risk in the loan portfolio, which includes significant management judgment, is used to determine the estimated appropriate amount of the allowance for loan losses. The Company’s allowance for loan losses is comprised of three primary components (general reserve, allocated reserves on non-impaired special mention and accruing substandard loans, and allocated reserves on impaired loans). In addition, an unallocated component which is not considered to be a significant portion of the overall allowance for loan losses is maintained due to the general imprecision and variable nature of qualitative factors and other estimates used to determine the allowance for loan losses. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 7: Allowance for Loan Losses” and the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for further information.

The following table presents a summary of loans charged-off, net of recoveries, by geography for the three months ended March 31, 2013 and 2012, respectively. The geography assigned to the Private Banking data is based on the location of the lender’s regional offices.

	Three months ended March 31,
	2013	2012
	(In thousands)
Net loans (charged-off)/ recovered:
New England	$(1,236)	$(341)
San Francisco Bay	(1,508)	(1,980)
Southern California	973	(72)
Pacific Northwest	—	181
Total net loans (charged-off)/ recovered	$(1,771)	$(2,212)
Net charge-offs of $1.8 million were recorded in the first quarter of 2013, compared to $2.2 million of net charge-offs in the same period of 2012. The Company believes that commercial loans, which include construction and land loans, commercial real estate, and commercial and industrial loans, represent the greatest risk of loss due to the size and nature of these loans and the related collateral. Local economic and business conditions in the markets where our Bank offices are located have a significant impact on our commercial loan customers and their ability to service their loans. Of the $1.8 million in net charge-offs recorded in the three months of 2013, $1.3 million were on residential loans, $0.4 million were on home equity loans, and $1.1 million were on commercial real estate loans, offset by net recoveries of $0.8 million on construction and land loans and $0.2 million on commercial and industrial loans.
Nonperforming assets. The Company’s nonperforming assets include nonaccrual loans and OREO. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of deeds in lieu of foreclosure. In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Such restructured loans are generally included in impaired loans. Nonperforming assets increased $11.0 million, or 17%, to $75.4 million, or 1.22% of total assets at March 31, 2013, from $64.4 million, or 1.00% of total assets at December 31, 2012. Nonperforming assets as of March 31, 2013 do not include $0.5 million of OREO in the Pacific Northwest region which is anticipated to be included as part of the sale transaction for that region.
The following table presents a rollforward of nonaccrual loans for the three months ended March 31, 2013 and 2012:

	As of and for the three months ended March 31,
	2013	2012
	(In thousands)
Nonaccrual loans, beginning of period	60,745	68,109
Transfers in to nonaccrual status	23,595	19,611
Transfers out to OREO	—	—
Transfers in from loans held for sale	—	—
Transfers out to accrual status	(4,727)	(8,767)
Charge-offs	(2,840)	(2,877)
Paid off/ paid down	(3,747)	(3,410)
Nonaccrual loans, end of period	$73,026	$72,666

The following table presents a summary of the Private Banking credit quality by geography, based on the location of the lender’s regional offices:

	March 31, 2013	December 31, 2012
	(In thousands)
Nonaccrual loans:
New England	$39,853	$28,307
San Francisco Bay	25,626	25,105
Southern California	7,547	7,333
Total nonaccrual loans	$73,026	$60,745
Loans 30-89 days past due and accruing (1):
New England (2)	$10,609	$20,751
San Francisco Bay	5,862	11,771
Southern California	833	13,854
Total loans 30-89 days past due	$17,304	$46,376
Accruing substandard loans:
New England	$17,372	$27,551
San Francisco Bay	49,306	49,854
Southern California	8,680	12,724
Total accruing substandard loans	$75,358	$90,129
_____________________

(1)	Does not include one 30-89 day delinquent loan held for sale totaling $0.1 million as of March 31, 2013 and $0.3 million as of December 31, 2012.

(2)
In addition to loans 30-89 days past due and accruing, the Company had one loan totaling less than $0.1 million that was 90 days or greater past due but still on accrual status as of March 31, 2013, and three loans totaling $3.6 million as of December 31, 2012, respectively. These loans originated in the New England region.

Of the $73.0 million of loans on nonaccrual status at March 31, 2013, $31.0 million, or 42%, had a current payment status; $9.0 million, or 13%, were 30-89 days past due, and $33.0 million, or 45%, were 90 days or more past due. Of the $60.7 million of nonaccrual loans at December 31, 2012, $38.4 million, or 63%, had a current payment status, $11.0 million, or 18%, were 30-89 days past due, and $11.3 million, or 19%, were 90 days or more past due. In these situations, despite the loan’s current payment status, if the Bank has reason to believe it may not collect all principal and interest on the loan in accordance with the related contractual terms, the Bank will generally discontinue the accrual of interest income and will generally apply any payments received to principal. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 6: Loan Portfolio and Credit Quality” for additional detail on the payment status of nonaccrual loans.

The following table presents a summary of the Private Banking credit quality by loan type. The loan type assigned to the Private Banking credit quality data is based on the purpose of the loan.

	March 31, 2013	December 31, 2012
	(In thousands)
Nonaccrual loans:
Commercial and industrial	$10,071	$4,337
Commercial real estate	46,295	41,696
Construction and land	4,552	2,213
Residential	11,759	11,744
Home equity and other consumer	349	755
Total nonaccrual loans	$73,026	$60,745
Loans 30-89 days past due and accruing (1):
Commercial and industrial (2)	$3,450	$10,894
Commercial real estate	1,719	7,903
Construction and land	312	3,258
Residential	11,525	23,412
Home equity and other consumer	298	909
Total loans 30-89 days past due	$17,304	$46,376
Accruing substandard loans:
Commercial and industrial	$9,108	$9,062
Commercial real estate	48,178	63,953
Construction and land	4,136	7,369
Residential	12,263	8,072
Home equity and other consumer	1,673	1,673
Total accruing substandard loans	$75,358	$90,129
_____________________

(1)
In addition to loans 30-89 days past due and accruing, the Company had one construction and land loan totaling less than $0.1 million that was 90 days or greater past due but still on accrual status at March 31, 2013. As of December 31, 2012, the Company had one commercial and industrial loan totaling $0.3 million, one commercial real estate loan totaling $3.2 million, and one construction and land loan totaling less than $0.1 million that were more than 90 days past due but still on accrual status.

(2)	Does not include one loan held for sale, 30-89 days past due and accruing, totaling $0.1 million as of March 31, 2013 and $0.3 million as of December 31, 2012.
Nonaccrual and delinquent loans are affected by many factors including economic and business conditions, such as interest rates and unemployment levels, and real estate collateral values, among others. In periods of prolonged economic declines, borrowers may become more severely impacted over time as liquidity levels decline and the borrower’s ability to continue to make payments deteriorates. With respect to real estate collateral values, the declines from the peak, as well as the value of the real estate as the time of origination versus the current value, can impact the level of problem loans. For instance, if the loan to value ratio at the time of renewal has increased due to the decline in the real estate value since origination, the loan may no longer meet the Bank’s underwriting standards and may be considered for classification as a problem loan dependent upon a review of risk factors.
Delinquencies. At March 31, 2013, accruing loans with an aggregate balance of $17.3 million, or 0.36% of total loans, were 30-89 days past due, a decrease of $29.1 million, or 63%, compared to $46.4 million, or 0.96%, of total loans, at December 31, 2012. Loan delinquencies are generally the result of deteriorating economic conditions of the region and the resulting liquidity impact upon the client. The payment performance of delinquent clients can vary from month to month. Further deterioration in the credit condition of these delinquent loans could lead to the loans going to nonaccrual status and/or being downgraded. Downgrades would generally result in additional provision for loan losses. If the loan is put on nonaccrual status, the loan would generally be considered impaired and an impairment analysis would be performed to determine the amount of impairment, if any. Based on the impairment analysis, the provision could be higher or lower than the amount of provision associated with a loan prior to its classification as impaired. Past due loans may be included with accruing substandard loans.
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest in accordance with the contractual terms of the loan agreement is in doubt. When management determines that it is probable that the Bank will not collect all principal and interest on a loan in accordance with the original loan terms, the loan is designated as impaired. Impaired loans totaled $97.1 million as of March 31, 2013, an increase of $15.6 million, or 19%, compared to $81.5 million as of December 31, 2012. As of March 31, 2013, $42.2 million of the impaired loans had $4.7 million in specific reserve allocations. The remaining $54.9 million of impaired loans did not have specific reserve allocations due to the adequacy of collateral, prior charge-offs taken, or interest collected and applied to principal. As of December 31, 2012, $34.1 million of impaired loans had $3.4 million in specific reserve allocations, and the remaining $47.4 million of impaired loans did not have specific reserve allocations.
Loans that are designated as impaired require an analysis to determine the amount of impairment, if any. Impairment would be indicated as a result of the carrying value of the loan exceeding the estimated collateral value, less costs to sell, for collateral dependent loans or the net present value of the projected cash flow, discounted at the loan’s contractual effective interest rate, for loans not considered to be collateral dependent. Generally, shortfalls on collateral dependent loans would result in the impairment amount being charged-off to the allowance for loan losses, and shortfalls on cash flow dependent loans may be carried as specific reserve allocations unless a known loss is determined to have occurred, in which case such known loss is charged-off.
In certain instances, although very infrequent, loans that have become 90 days past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were less than $0.1 million of loans past due 90 days or more and still accruing interest at March 31, 2013 and $3.6 million at December 31, 2012.
The Bank’s general policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six months). For troubled debt restructured loans (“TDRs”), a return to accrual status requires timely payments (for a period of six months) in accordance with restructured terms, along with meeting other criteria.
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. These loans are classified as TDRs and are included in impaired loans. These TDRs typically result from the Company’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/ or principal forgiveness. TDRs totaled $61.2 million and $54.5 million at March 31, 2013 and December 31, 2012, respectively. Of the $61.2 million in TDRs at March 31, 2013, $29.9 million were on accrual status. Of the $54.5 million in TDRs at December 31, 2012, $26.7 million were on accrual status.
The Bank continues to evaluate the underlying collateral of each nonaccrual loan and pursue the collection of interest and principal. Where appropriate, the Bank obtains updated appraisals on collateral. Please refer to Part I. Item 1. “Financial Statements and Supplementary Data—Note 6: Loans Receivable” for further information on nonaccruing loans.
Potential Problem Loans. Loans that evidence weakness or potential weakness related to repayment history, the borrower’s financial condition, or other factors are reviewed by the Bank’s management to determine if the loan should be adversely classified. Delinquent loans may or may not be adversely classified depending upon management’s judgment with respect to each individual loan. The Company classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators. Potential problem loans consist of substandard accruing loans that were less than 90 days past due, but where known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in classification of such loans as nonperforming at some time in the future. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Triggering events for loan downgrades include updated appraisal information, inability of borrowers to cover debt service payments, loss of tenants or notification by the tenant of non-renewal of lease, inability of borrowers to sell completed construction projects, and the inability of borrowers to sell properties. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, be restructured, or require increased reserves and provision for loan losses.

The Company has identified approximately $75.4 million in potential problem loans as of March 31, 2013, a decrease of $14.7 million, or 16%, compared to $90.1 million as of December 31, 2012. This decrease was primarily due to a decline in the amount of commercial real estate loans of $15.8 million, or 25%, to $48.2 million as of March 31, 2013 compared to $64.0 million as of December 31, 2012. Numerous factors impact the level of potential problem loans including economic conditions and real estate values. These factors affect our borrowers’ liquidity and, in some cases, our borrowers’ ability to comply with loan covenants such as debt service coverage. When there is a loss of a major tenant in a commercial real estate building, the appraised value of the building generally declines. Loans may be downgraded when this occurs as a result of the additional risk to the borrower in obtaining a new tenant in a timely manner and negotiating a lease with similar or better terms than the previous tenant. In many cases, these loans are still current and paying as agreed, although future performance may be impacted.
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
At March 31, 2013, the Company’s cash and cash equivalents amounted to $54.1 million. The Holding Company’s cash and cash equivalents amounted to $50.2 million at March 31, 2013. In April 2013, the Holding Company issued $50.0 million in Non-Cumulative Perpetual Preferred Stock, Series D (“Series D Preferred stock”) and repurchased its Series B Preferred stock for approximately $69.8 million in cash. Management believes that the Company and the Holding Company have adequate liquidity to meet their commitments for the foreseeable future.
Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At March 31, 2013, consolidated cash and cash equivalents and securities available for sale, less securities pledged against current borrowings, amounted to $0.7 billion, or 11% of total assets, compared to $0.9 billion, or 14% of total assets at December 31, 2012.
The Company’s consolidated cash and cash equivalents and securities available for sale, less securities pledged decreased $0.2 billion, or 25%, in the first three months of 2013. This decrease is primarily due to fact that the decrease in deposits was greater than the decrease in loans. Future loan growth may depend upon the Company’s ability to grow its core deposit levels. In addition, the Company has access to available borrowings through the FHLB totaling $725.8 million as of March 31, 2013 compared to $794.4 million at December 31, 2012. Combined, this liquidity totals $1.4 billion, or 22% of assets and 31% of total deposits as of March 31, 2013 compared to $1.7 billion, or 26% of assets and 34% of total deposits as of December 31, 2012.
The Bank has various internal policies and guidelines regarding liquidity, both on and off balance sheet, loans to assets ratio, and limits on the use of wholesale funds. These policies and or guidelines require certain minimum or maximum balances or ratios be maintained at all times. In light of the provisions in the Bank’s internal liquidity policies and guidelines, the Bank carefully manages the amount and timing of future loan growth along with its relevant liquidity policies and balance sheet guidelines.

Holding Company Liquidity. The Company and some of the Company’s majority-owned affiliates hold put and call options that would require the Company to purchase (and the majority-owned affiliates to sell) the remaining noncontrolling interests in these companies at the then fair value generally as determined by the respective agreements. At March 31, 2013, the estimated maximum redemption value for these affiliates related to outstanding put options was $17.4 million, all of which could be redeemed within the next 12 months, under certain circumstances, and is classified on the consolidated balance sheets as redeemable noncontrolling interests. These put and call options are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data - Note 14: Noncontrolling Interests” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
The Holding Company’s primary sources of funds are dividends from its affiliates, access to the capital and debt markets, and private equity investments. The Holding Company recognized $1.7 million in net income from discontinued operations during the three months ended March 31, 2013. The majority of this amount related to a revenue sharing agreement with Westfield Capital Management Company, LLC (“Westfield”). Other than the revenue sharing agreement with Westfield, divestitures are not ongoing sources of funds for the Holding Company. Dividends from the Bank are limited by various regulatory requirements relating to capital adequacy and retained earnings. See Part II. Item 5. “Market for Registrant’s Common Equity, Related Stockholders Matters, and Issuers Purchases of Equity Securities” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for further details.
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
The Company is required to pay interest quarterly on its junior subordinated debentures. Since 2010, the Company has been a party to an interest rate swap to hedge a portion of the cash flow associated with a junior subordinated debenture which converted from a fixed rate to a floating rate on December 30, 2010. The estimated cash outlay for the remaining nine months of 2013 for the interest payments, including the effect of the cash flow hedge, is approximately $3.6 million based on the debt outstanding as of the date of this filing and estimated LIBOR.
The Company is required to pay cash dividends quarterly on its Series D Preferred stock at 6.95% per annum, issued in April 2013. The estimated cash outlay for the remaining nine months of 2013 for the Series D Preferred stock dividend payments is approximately $2.2 million.
The Company presently plans to pay cash dividends on its common stock on a quarterly basis dependent upon a number of factors such as profitability, Holding Company liquidity, and the Company’s capital levels. However, the ultimate declaration of dividends by the board of directors of the Company will depend on consideration of, among other things, recent financial trends and internal forecasts, regulatory limitations, alternative uses of capital deployment, general economic conditions, and pending regulatory changes to capital requirements. In January 2013, the Company increased its quarterly dividend from $0.01 per share to $0.05 per share. Based on the current dividend rate and estimated shares outstanding, the Company estimates the amount to be paid out in the remaining nine months of 2013 for dividends to common shareholders will be approximately $12.0 million. In April 2013, the Company’s repurchased all of its Series B Preferred stock and therefore will not pay additional dividends on these shares.
Bank Liquidity. The Bank has established various borrowing arrangements to provide additional sources of liquidity and funding. Management believes that the Bank currently has adequate liquidity available to respond to current demands. The Bank is a member of the FHLB of Boston, and as such, has access to short- and long-term borrowings from that institution. The FHLB can change the advance amounts that banks can utilize based on a bank’s current financial condition as obtained from publicly available data such as FDIC Call Reports. Decreases in the amount of FHLB borrowings available to the Bank would lower its liquidity and possibly limit the Bank’s ability to grow. Management believes that the Bank has adequate liquidity to meet its commitments for the foreseeable future.
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

From time to time, the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. The Bank had unused federal fund lines of credit totaling $186.0 million with correspondent institutions to provide immediate access to overnight borrowings. At March 31, 2013, the Bank had outstanding borrowings of $50.0 million under these federal fund lines. At December 31, 2012, Bank had unused federal fund lines of credit totaling $236.0 million with correspondent institutions to provide immediate access to overnight borrowings.
If the Bank was no longer able to utilize the FHLB for borrowing, collateral currently used for FHLB borrowings could be transferred to other facilities such as the Federal Reserve’s discount window. In addition, the Bank could increase its usage of brokered certificates of deposit. Other borrowing arrangements may have higher rates than the FHLB would typically charge.

Capital Resources
Total shareholders’ equity at March 31, 2013 was $617.1 million, compared to $603.1 million at December 31, 2012, an increase of $14.0 million, or 2%. The increase in shareholders’ equity was primarily the result of net income and stock compensation, partially offset by dividends paid.
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
To be categorized as “well capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the regulatory capital and capital ratios table, below. In addition, the Company and the Bank cannot be subject to any written agreement, order or capital directive or prompt corrective action to be considered “well capitalized.” Both the Company and the Bank maintain capital at levels that would be considered “well capitalized” as of March 31, 2013 under the applicable regulations.

The following table presents the Company’s and the Bank’s amount of regulatory capital and related ratios as of March 31, 2013 and December 31, 2012. Also presented are the capital guidelines established by the Federal Reserve, which pertain to the Company, and by the FDIC, which pertains to the Bank. To be categorized as “adequately capitalized” or “well capitalized,” the Company and the Bank must be in compliance with these ratios as long as the Company and/or the Bank are not subject to any written agreement, order, capital directive, or prompt corrective action directive. The Federal Reserve, the FDIC, and the Massachusetts Commissioner of Banks may impose higher capital ratios than those listed below based on the results of regulatory exams.

	Actual		For capital adequacy purposes (at least)		To be well capitalized under prompt corrective action provisions (at least)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of March 31, 2013
Total risk-based capital
Company	$684,755	14.91%	$367,366	8.00%	$459,207	10.00%
Boston Private Bank	606,023	13.29	364,841	8.00	456,052	10.00
Tier I risk-based capital
Company	626,948	13.65	183,683	4.00	275,524	6.00
Boston Private Bank	548,683	12.03	182,421	4.00	273,631	6.00
Tier I leverage capital
Company	626,948	10.14	247,370	4.00	309,212	5.00
Boston Private Bank	548,683	8.98	244,324	4.00	305,405	5.00

As of December 31, 2012
Total risk-based capital
Company	$676,206	14.61%	$370,223	8.00%	$462,779	10.00%
Boston Private Bank	594,422	12.94	367,522	8.00	459,402	10.00
Tier I risk-based capital
Company	617,965	13.35	185,112	4.00	277,667	6.00
Boston Private Bank	536,649	11.68	183,761	4.00	275,641	6.00
Tier I leverage capital
Company	617,965	9.94	248,692	4.00	310,865	5.00
Boston Private Bank	536,649	8.73	245,755	4.00	307,194	5.00
Bank regulatory authorities restrict the Bank from lending or advancing funds to, or investing in the securities of, the Company. Further, these authorities restrict the amounts available for the payment of dividends by the Bank to the Company.
As of March 31, 2013, the Company has sponsored the creation of, or assumed sponsorship of, five statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. In accordance with ASC 810-10-55, Consolidation - Overall - Implementation Guidance and Illustrations - Variable Interest Entities, these statutory trusts created by, or assumed by, the Company are not consolidated into the Company’s financial statements; however, the Company reflects the amounts of junior subordinated debentures payable to the preferred stockholders of statutory trusts as debt in its financial statements. As of March 31, 2013, all $126.7 million of the net balance of these trust preferred securities qualified as Tier I capital. As of December 31, 2012, all $136.5 million of the net balance of these trust preferred securities qualified as Tier I capital.

Results of operations for the three months ended March 31, 2013 versus March 31, 2012
Net Income. The Company recorded net income from continuing operations for the three months ended March 31, 2013 of $12.4 million, compared to $8.7 million for the same period in 2012. Net income attributable to the Company, which includes income from both continuing and discontinued operations, for the three months ended March 31, 2013 was $13.2 million, compared to $9.5 million, for the same period in 2012.
The Company recognized diluted earnings per share from continuing operations for the three months ended March 31, 2013 of $0.13 per share, compared to $0.09 per share, for the same period in 2012. Diluted earnings per share attributable to common shareholders, which includes both continuing and discontinued operations, for the three months ended March 31, 2013 was $0.15 per share, compared to $0.11 per share, for the same period in 2012. Net income from continuing operations in both 2013 and 2012 was offset by charges that reduce income available to common shareholders. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 2: Earnings Per Share” for further detail on these charges to income available to common shareholders.
The following discussions are based on the Company’s continuing operations, unless otherwise stated.

The following table presents selected financial highlights:

	Three months ended March 31,		% Change
	2013	2012
	(In Thousands)
Net interest income	$44,276	$44,768	(1)%
Fees and other income	30,596	27,454	11%
Total revenue	74,872	72,222	4%
Provision/ (credit) for loan losses	—	4,000	nm
Operating expense	56,564	55,627	2%
Income tax expense	5,897	3,851	53%
Net income from continuing operations	12,411	8,744	42%
Net income from discontinued operations	1,722	1,554	11%
Less: Net income attributable to noncontrolling interests	930	793	17%
Net income attributable to the Company	$13,203	$9,505	39%
Net interest income. Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference between the average rate earned on total interest-earning assets and the average rate paid on total interest-bearing liabilities. NIM is the amount of net interest income, on a fully taxable-equivalent (“FTE”) basis, expressed as a percentage of average interest-earning assets. The average rate earned on earning assets is the amount of annualized taxable equivalent interest income expressed as a percentage of average earning assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities. When credit quality declines and loans are placed on nonaccrual status, NIM can decrease because the same assets are earning less income. Loans that are graded substandard but are still accruing interest income of $75.4 million at March 31, 2013 could be placed on nonaccrual status if their credit quality declines further.
Net interest income for the three months ended March 31, 2013 was $44.3 million, a decrease of $0.5 million, or 1%, compared to the same period in 2012. The decrease for the three months is due to lower average yields on loans and investments, partially offset by an increase in volume of the loan portfolio, and lower average rates paid on the Company’s deposits and borrowings. The NIM was 3.13% and 3.27% for the three months ended March 31, 2013 and 2012, respectively.
The following table presents the composition of the Company’s NIM on a FTE basis for the three months ended March 31, 2013 and 2012; however, the discussion following these tables reflects non-FTE data.

	Average Balance		Interest Income/Expense		Average Yield/Rate
(In Thousands)	As of and for the three months ended March 31,
AVERAGE BALANCE SHEET:	2013	2012	2013	2012	2013	2012
AVERAGE ASSETS
Interest-Earning Assets:
Cash and Investments (1):
Taxable investment securities	$198,833	$376,206	$514	$1,256	1.03%	1.34%
Non-taxable investment securities (2)	205,255	194,410	1,291	1,323	2.52%	2.72%
Mortgage-backed securities	317,686	251,989	1,402	1,603	1.76%	2.54%
Federal funds sold and other	168,004	130,771	176	149	0.43%	0.46%
Total Cash and Investments	889,778	953,376	3,383	4,331	1.52%	1.82%
Loans: (3)
Commercial and Construction (2)	2,805,685	2,591,377	31,990	32,693	4.62%	5.07%
Residential	2,003,845	1,857,838	16,928	17,826	3.38%	3.84%
Home Equity and Other Consumer	268,156	320,160	1,987	2,760	3.01%	3.45%
Total Loans	5,077,686	4,769,375	50,905	53,279	4.05%	4.48%
Total Earning Assets	5,967,464	5,722,751	54,288	57,610	3.67%	4.04%
Less: Allowance for Loan Losses	84,330	97,471
Cash and due from Banks (non-interest bearing)	41,897	112,844
Other Assets (4)	391,909	427,083
TOTAL AVERAGE ASSETS	$6,316,940	$6,165,207
AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits (5):
Savings and NOW	$576,814	$533,075	$132	$331	0.09%	0.25%
Money Market	2,387,363	1,983,558	2,086	2,136	0.35%	0.43%
Certificates of Deposits	678,788	898,458	1,568	2,436	0.94%	1.09%
Total Deposits	3,642,965	3,415,091	3,786	4,903	0.42%	0.58%
Junior Subordinated Debentures	137,016	180,817	1,154	1,752	3.37%	3.83%
FHLB Borrowings and Other	537,468	709,611	3,065	4,379	2.28%	2.44%
Total Interest-Bearing Liabilities	4,317,449	4,305,519	8,005	11,034	0.75%	1.02%
Noninterest Bearing Demand Deposits	1,264,803	1,167,623
Payables and Other Liabilities (4)	107,645	106,536
Total Average Liabilities	5,689,897	5,579,678
Redeemable Noncontrolling Interests	17,184	21,701
Average Shareholders’ Equity	609,859	563,828
TOTAL AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY	$6,316,940	$6,165,207
Net Interest Income - on a FTE Basis			$46,283	$46,576
FTE Adjustment (2)			2,007	1,808
Net Interest Income (GAAP Basis)			$44,276	$44,768
Interest Rate Spread					2.92%	3.02%
Net Interest Margin					3.13%	3.27%
________________________

(1)	Investments classified as available for sale are shown in the average balance sheet at amortized cost.

(2)	Interest income on non-taxable investments and loans is presented on a FTE basis using statutory rates. The discussion following these tables reflects non-FTE data.

(3)	Includes loans held for sale and nonaccrual loans.

(4)	Includes assets and liabilities of discontinued operations, if any.

(5)	Includes deposits held for sale.
Interest and Dividend Income. Interest and dividend income for the three months ended March 31, 2013 was $52.3 million, a decrease of $3.5 million, or 6%, compared to the same period in 2012. The decrease was primarily due to lower yields on loans and investments, partially offset by increased average loan volume, and a shift in the mix of interest-bearing assets from cash and investments into the loan portfolio.
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
Interest income on commercial loans (including construction loans), on a non-FTE basis, for the three months ended March 31, 2013 was $30.4 million, a decrease of $0.9 million, or 3%, compared to the same period in 2012 as a result of a 45 basis point decrease in the average yield, partially offset by an 8% increase in the average balance. The increase in the average balance is related to the organic growth of the commercial loan portfolio at the Bank, as discussed above in Part I. Item 2. “Management’s Discussion and Analysis - Loan Portfolio and Credit Quality.” The decrease in the average yield is the result of market conditions leading to lower rates due to competition for higher quality loans.
Interest income on residential mortgage loans for the three months ended March 31, 2013 was $16.9 million, a decrease of $0.9 million, or 5%, compared to the same period in 2012 as a result of a 46 basis point decrease in the average yield, partially offset by an 8% increase in the average balance. The decrease in the average yield was primarily due to adjustable rate mortgage (“ARM”) loans repricing to lower rates, clients refinancing into lower rates and new loan originations at historically low rates. The decline in U.S. Treasury yields, the index to which the ARMs are typically linked, has decreased the yields on these mortgage loans. The increase in the average balances was due to the organic growth of the residential loan portfolio at the Bank.
Interest income on home equity and other consumer loans for the three months ended March 31, 2013 was $2.0 million, a decrease of $0.8 million, or 28%, compared to the same period in 2012, as a result of a 44 basis point decrease in the average yield and a 16% decrease in the average balance. The decrease in average yield is primarily due to lower market rates on consumer loans. The decrease in average balance reflects lower client demand.
Investment income, on a non-FTE basis, for the three months ended March 31, 2013 was $2.9 million, a decrease of $0.9 million, or 24%, compared to the same period in 2012, as a result of a 30 basis point decrease in the average yield and a 7% decrease in the average balance. The decrease in the average balance is primarily due to timing and volume of deposit balances as compared to the level of loans outstanding. Investment decisions are made based on anticipated liquidity, loan demand, and asset-liability management considerations.
Interest expense. Interest expense on deposits and borrowings for the three months ended March 31, 2013 was $8.0 million, a decrease of $3.0 million, or 27%, compared to the same period in 2012.
Interest expense on deposits for the three months ended March 31, 2013 was $3.8 million, a decrease of $1.1 million, or 23%, compared to the same period in 2012, as a result of a 16 basis point decrease in the average rate paid, partially offset by a 7% increase in the average balance. The decrease in the average rates paid was primarily due to the Bank’s ability to lower interest rates on all account types due to the low interest rate environment.
Interest paid on borrowings for the three months ended March 31, 2013 was $4.2 million, a decrease of $1.9 million, or 31%, compared to the same period in 2012, as a result of a 25 basis point decrease in the average rate paid and a 24% decrease in the average balance. The decrease in the average rate paid is primarily due to the higher-rate FHLB borrowings maturing and being replaced at lower rates, and the repurchase of a portion of the Company’s junior subordinated debt in 2012 and the first quarter of 2013.
Provision/ (credit) for loan losses. The provision/ (credit) for loan losses for the three months ended March 31, 2013 was zero, a decrease of $4.0 million compared to the same period in 2012. No provision was booked in the first quarter of 2013 due primarily to the decline in adversely-classified loans, a decrease in the loan portfolio, and the change in the mix of the loan portfolio.
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
Fees and other income. Fees and other income for the three months ended March 31, 2013 was $30.6 million, an increase of $3.1 million, or 11%, compared to the same period in 2012. The increase is primarily due to higher investment management and trust fees, wealth advisory fees, and higher gains on sales of loans, partially offset by lower gains recognized from the repurchase of debt and lower other income.
Investment management and trust fees for the three months ended March 31, 2013 was $16.9 million, an increase of $1.6 million, or 11%, compared to the same period in 2012. AUM at the Bank and Investment Managers increased $1.7 billion, or 15%, in the past twelve months to $13.5 billion at March 31, 2013. $1.4 billion of the increase is due to market appreciation, and the remaining $0.3 billion increase is due to positive net flows. Investment management and trust fees from the Bank and Investment Managers are typically calculated based on a percentage of AUM, and approximately 45% of the first quarter 2013 investment management and trust fee revenues were earned based upon beginning-of-period (December 31, 2012) AUM for the quarter. Changes in revenue generally lag behind changes in AUM, and accordingly, we expect higher levels of investment management and trust revenue in the second quarter of 2013.
Wealth advisory fee income for the three months ended March 31, 2013 was $10.1 million, an increase of $0.8 million, or 9%, compared to the same period in 2012. AUM as of March 31, 2013 managed by the Wealth Advisors was $8.5 billion, an increase of $0.9 billion, or 12%, compared to March 31, 2012.
Gain on sale of loans, net, for the three months ended March 31, 2013 was $1.2 million, an increase of $0.8 million, or over 100%, compared to the same period in 2012. In the first quarter of 2013, the Company transferred $9.1 million in loans from its loan portfolio to loans held for sale. These loans were subsequently sold for a gain of $0.2 million. The remaining increase related to the sale of loans originated for sale.
Gain on repurchase of debt for the three months ended March 31, 2013 was $0.6 million. During the first three months of 2013, the Company repurchased $9.8 million of its junior subordinated debt. The Company used available cash on hand to repurchase the securities.
Other Income for the three months ended March 31, 2013 was $0.1 million, a decrease of $0.3 million, or 83%, compared to the same period in 2012. The decrease is primarily due to lower gains on the Company’s rabbi trust investments, lower partnership earnings, and lower earnings from the Company’s other cost method investments.
Operating Expense. Operating expense for the three months ended March 31, 2013 was $56.6 million, an increase of $0.9 million, or 2%, compared to the same period in 2012. The increase for the three months ended March 31, 2013 is primarily due to increases in salaries and benefits, occupancy and equipment, contract services, and FDIC insurance expenses, partially offset by decreased professional fees and other expenses.
Salaries and employee benefits expense, the largest component of operating expense, for the three months ended March 31, 2013 was $37.4 million, an increase of $0.5 million, or 1%, compared to the same period in 2012. The increase is primarily due to higher commission-based compensation and post-employment benefits, partially offset by efficiencies resulting from the Bank merger and management restructuring.
Occupancy and equipment expense for the three months ended March 31, 2013 was $7.5 million, an increase of $0.2 million, or 3%, compared to the same period in 2012. The increase is primarily related to new offices opened by the Bank in the past year, as well as increased technology expense.
Contract services and data processing expense for the three months ended March 31, 2013 was $1.6 million, an increase of $0.4 million, or 32%, compared to the same period in 2012. The increase is primarily related to higher custody fees and system expenses, which are based on AUM levels.
FDIC insurance expense for the three months ended March 31, 2013 was $1.0 million, an increase of $0.2 million, or 22%, compared to the same period in 2012. The increase is primarily due to the increase in average assets from 2012 to 2013.
Professional services for the three months ended March 31, 2013 was $2.7 million, a decrease of $0.3 million, or 9%, compared to the same period in 2012. The decrease is primarily due to lower consulting and legal expenses for loan workout matters, as well as decreases in director and audit fees as a result of the Bank merger, partially offset by increased expenses related to legal services for general corporate matters.

Income Tax Expense/ (Benefit). Income tax expense/ (benefit) for continuing operations for the three months ended March 31, 2013 was an expense of $5.9 million. The effective tax rate for continuing operations for the three months ended March 31, 2013 was 32.2%, compared to an effective tax rate of 30.6% for the same period in 2012. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 9: Income Taxes” for further detail.

Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments to this update require entities to present information about reclassifications out of accumulated other comprehensive income in a single note or on the face of the financial statements. The new guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, with early adoption permitted. The Company did not early adopt. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.
In July 2012, the FASB issued updated guidance, ASU 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The amendments in this update regarding the impairment testing applicable to indefinite-lived intangible assets, is similar to the impairment guidance issued in ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment, applicable to goodwill. Under the updated guidance, an entity may assess qualitative factors (such as changes in management, key personnel, strategy, key technology or customers) that may impact the fair value of the indefinite-lived intangible asset and lead to the determination that it is more likely than not that the fair value of the asset is less than its carrying value. If an entity determines that it is more likely than not that the fair value of the intangible asset is less than its carrying value, an impairment test must be performed. The impairment test requires an entity to calculate the estimated fair value of the indefinite-lived intangible asset. If the carrying value of the indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss is recognized in an amount equal to the excess. The updated guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted provided the Company has not yet performed its 2012 impairment test or issued its financial statements. The Company did not early adopt. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.
In December 2011, the FASB issued new guidance, ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities and in January 2013, the FASB issued, ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2013-01 limits the scope of disclosures to derivatives, repurchase agreements and securities lending arrangements. The new guidance is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013 and requires a retrospective application for all comparative periods which are presented. The adoption of these ASUs did not have a material effect on the Company’s consolidated financial statements.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in the Interest Rate Sensitivity and Market Risk as described in Part II. Item 7A. “Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Sensitivity and Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.     Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
As required by Rule 13a-15 under the Exchange Act, the Company has evaluated, with the participation of management, including the Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.
Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of March 31, 2013 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries, was made known to the certifying officers by others within the Company and its consolidated subsidiaries in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reporting within the time periods specified in the SEC rules and forms. On a quarterly basis, the Company evaluates the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.
(b) Change in internal controls over financial reporting.
There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. Other Information

Item 1.     Legal Proceedings
The Company is involved in various legal proceedings. In the opinion of management, final disposition of these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 1A.     Risk Factors
Before deciding to invest in us or deciding to maintain or increase your investment, you should carefully consider the risks described in Part I. Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC. There have been no material changes to these risk factors since the filing of that report.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.     Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
None.

Item 6.     Exhibits
(a) Exhibits

Exhibit No.	Description	Incorporated by Reference			Filed or Furnished with this 10-Q
		Form	SEC Filing Date	Exhibit Number
3.1	Articles of Amendment of the Company	8-K	4/22/2013	3.1	Filed
3.2	Articles of Amendment of the Company	8-A12B	4/24/2013	3.1	Filed
4.1	Master Deposit Agreement, dated April 24, 2013, by and among the Registrant, Computershare Trust Company, N.A., and Computershare Inc., collectively, as depositary, and the holders from time to time of the depositary receipts described therein	8-A12B	4/24/2013	4.1	Filed
4.2	Form of Certificate Representing Series D Preferred Stock	8-A12B	4/24/2013	4.2	Filed
10.1
Form of Restricted Stock Award Agreement Under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan (including a Non-Solicitation and Confidentiality Agreement for Non-California Residents and a Non-Solicitation and Confidentiality Agreement for California Residents, as applicable)
Filed
10.2	Form of Restricted Stock Award Agreement Under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan (for employees with existing Employment Agreements)				Filed
31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
101.INS	XBRL Instance Document				Furnished
101.SCH	XBRL Taxonomy Extension Schema Document				Furnished
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Furnished
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Furnished
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Furnished
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Furnished

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

/s/ CLAYTON G. DEUTSCH
May 8, 2013	Clayton G. Deutsch
President and Chief Executive Officer

/s/ DAVID J. KAYE
May 8, 2013	David J. Kaye
Executive Vice President, Treasurer, and Chief Financial Officer