Form 10-Q
period 2013-06-30
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2013-08-07
CIK 821127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐ No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 2, 2013:

Common Stock, Par Value $1.00 Per Share	79,836,065
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION, ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2013	December 31, 2012
	(In thousands, except share and per share data)
Assets:
Cash and cash equivalents	$67,654	$308,744
Investment securities available for sale (amortized cost of $725,218 and $690,556 at June 30, 2013 and December 31, 2012, respectively)	724,153	699,300
Loans held for sale	12,414	308,390
Total loans	4,838,713	4,814,136
Less: Allowance for loan losses	80,800	84,057
Net loans	4,757,913	4,730,079
Other real estate owned (“OREO”)	776	3,616
Stock in Federal Home Loan Banks	40,622	41,981
Premises and equipment, net	29,093	27,081
Goodwill	110,180	110,180
Intangible assets, net	22,712	24,874
Fees receivable	9,950	8,836
Accrued interest receivable	14,831	14,723
Deferred income taxes, net	60,019	62,245
Other assets	116,613	124,956
Total assets	$5,966,930	$6,465,005
Liabilities:
Deposits	$4,576,383	$4,885,059
Deposits held for sale	—	194,084
Securities sold under agreements to repurchase	26,700	116,319
Federal funds purchased	65,000	—
Federal Home Loan Bank borrowings	448,706	408,121
Junior subordinated debentures	133,168	143,647
Other liabilities	90,035	95,386
Total liabilities	5,339,992	5,842,616
Redeemable Noncontrolling Interests	17,661	19,287
Shareholders’ Equity:
Preferred stock, $1.00 par value; authorized: 2,000,000 shares;
Series B, issued and outstanding (contingently convertible): 0 shares at June 30, 2013 and 401 shares at December 31, 2012; liquidation value: $100,000 per share	—	58,089
Series D, 6.95% Non-Cumulative Perpetual, issued and outstanding: 50,000 shares at June 30, 2013, 0 shares at December 31, 2012; liquidation preference: $1,000 per share	47,754	—
Common stock, $1.00 par value; authorized: 170,000,000 shares; issued and outstanding: 79,734,389 shares at June 30, 2013 and 78,743,518 shares at December 31, 2012	79,734	78,744
Additional paid-in capital	626,950	640,891
Accumulated deficit	(142,215)	(176,746)
Accumulated other comprehensive income/ (loss)	(3,081)	2,124
Total Company’s shareholders’ equity	609,142	603,102
Noncontrolling interests	135	—
Total shareholders’ equity	609,277	603,102
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$5,966,930	$6,465,005
See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$48,339	$53,402	$97,689	$105,349
Taxable investment securities	493	1,078	1,007	2,335
Non-taxable investment securities	778	752	1,617	1,600
Mortgage-backed securities	1,340	1,604	2,742	3,206
Federal funds sold and other	175	72	351	221
Total interest and dividend income	51,125	56,908	103,406	112,711
Interest expense:
Deposits	3,120	4,435	6,906	9,338
Federal Home Loan Bank borrowings	2,818	3,747	5,649	7,692
Junior subordinated debentures	1,156	1,690	2,310	3,443
Repurchase agreements and other short-term borrowings	132	440	366	874
Total interest expense	7,226	10,312	15,231	21,347
Net interest income	43,899	46,596	88,175	91,364
Provision/ (credit) for loan losses	(2,000)	1,700	(2,000)	5,700
Net interest income after provision for loan losses	45,899	44,896	90,175	85,664
Fees and other income:
Investment management and trust fees	17,340	15,484	34,208	30,722
Wealth advisory fees	10,317	9,183	20,385	18,419
Other banking fee income	1,704	1,295	3,502	2,662
Gain on sale of loans, net	746	430	1,933	851
Gain on repurchase of debt	46	715	620	1,594
Gain on sale of investments, net	18	839	28	853
Gain/ (loss) on OREO, net	(47)	366	(13)	325
Gain on sale of Pacific Northwest offices	10,574	—	10,574	—
Other	158	(303)	215	37
Total fees and other income	40,856	28,009	71,452	55,463
Operating expense:
Salaries and employee benefits	34,054	34,471	71,503	71,383
Occupancy and equipment	7,594	7,931	15,097	15,196
Professional services	2,585	3,021	5,246	5,960
Marketing and business development	2,759	1,779	4,216	3,108
Contract services and data processing	1,484	1,355	3,052	2,543
Amortization of intangibles	1,101	1,090	2,219	2,181
FDIC insurance	954	982	1,994	1,831
Restructuring expense	—	564	—	699
Other	6,157	4,142	9,925	8,061
Total operating expense	56,688	55,335	113,252	110,962
Income before income taxes	30,067	17,570	48,375	30,165
Income tax expense	10,551	5,240	16,448	9,091
Net income from continuing operations	19,516	12,330	31,927	21,074
Net income from discontinued operations	2,781	2,590	4,503	4,144
Net income before attribution to noncontrolling interests	22,297	14,920	36,430	25,218

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands, except share and per share data)
Less: Net income attributable to noncontrolling interests	969	759	1,899	1,552
Net income attributable to the Company	$21,328	$14,161	$34,531	$23,666
Adjustments to net income attributable to the Company to arrive at net income attributable to common shareholders	$(12,667)	$(1,400)	$(13,923)	$(2,509)
Net income attributable to common shareholders for earnings/ (loss) per share calculation	$8,661	$12,761	$20,608	$21,157
Basic earnings/ (loss) per share attributable to common shareholders:
From continuing operations:	$0.08	$0.14	$0.21	$0.22
From discontinued operations:	$0.03	$0.03	$0.05	$0.05
Total attributable to common shareholders:	$0.11	$0.17	$0.27	$0.28
Weighted average basic common shares outstanding	77,250,998	75,803,973	77,035,998	75,718,949
Diluted earnings/ (loss) per share attributable to common shareholders:
From continuing operations:	$0.08	$0.14	$0.21	$0.23
From discontinued operations:	$0.03	$0.03	$0.05	$0.05
Total attributable to common shareholders:	$0.11	$0.17	$0.26	$0.28
Weighted average diluted common shares outstanding	78,378,878	76,505,092	78,105,290	76,433,107

 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net income attributable to the Company	$21,328	$14,161	$34,531	$23,666
Other comprehensive income/ (loss), net of tax:
Unrealized gain/ (loss) on securities available for sale	(5,362)	153	(5,971)	161
Reclassification adjustment for net realized gain/ (loss) included in net income	10	538	16	546
Adjustment for discontinued operations	—	(21)	—	(23)
Net unrealized gain/ (loss) on securities available for sale	(5,372)	(364)	(5,987)	(362)
Unrealized gain/ (loss) on cash flow hedges	747	(353)	684	(515)
Reclassification adjustment for net realized gain/ (loss) included in net income	(270)	(250)	(540)	(493)
Net unrealized gain/ (loss) on cash flow hedges	1,017	(103)	1,224	(22)
Net unrealized gain/ (loss) on other	(286)	1	(442)	(140)
Other comprehensive income/ (loss), net of tax	(4,641)	(466)	(5,205)	(524)
Total comprehensive income/ (loss) attributable to the Company, net	$16,687	$13,695	$29,326	$23,142
 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/ (Loss)	Non- controlling Interests	Total
	(In thousands, except share data)
Balance, December 31, 2011	$78,023	$58,089	$656,436	$(230,017)	$3,594	$—	$566,125
Net income attributable to the Company	—	—	—	23,666	—	—	23,666
Other comprehensive income/ (loss), net	—	—	—	—	(524)	—	(524)
Dividends paid to common shareholders: $0.02 per share	—	—	(1,562)	—	—	—	(1,562)
Dividends paid to preferred shareholder	—	—	(145)	—	—	—	(145)
Repurchase of Carlyle warrants and Director’s warrants	—	—	(15,000)	—	—	—	(15,000)
Net proceeds from issuance of:
98,500 shares of common stock	99	—	458	—	—	—	557
655,583 shares of incentive stock grants, net of cancellations and forfeitures	638	—	(638)	—	—	—	—
Amortization of stock compensation and employee stock purchase plan	—	—	3,950	—	—	—	3,950
Stock options exercised	62	—	390	—	—	—	452
Tax deficiency from certain stock compensation awards	—	—	(948)	—	—	—	(948)
Other equity adjustments	—	—	(949)	—	—	—	(949)
Balance, June 30, 2012	$78,822	$58,089	$641,992	$(206,351)	$3,070	$—	$575,622

Balance, December 31, 2012	$78,744	$58,089	$640,891	$(176,746)	$2,124	$—	$603,102
Net income attributable to the Company	—	—	—	34,531	—	—	34,531
Other comprehensive income/ (loss), net	—	—	—	—	(5,205)	—	(5,205)
Dividends paid to common shareholders: $0.10 per share	—	—	(7,954)	—	—	—	(7,954)
Dividends paid to preferred shareholder	—	—	(923)	—	—	—	(923)
Repurchase of Non-Cumulative Perpetual Contingent Convertible Preferred Stock, Series B	—	(58,089)	(11,738)	—	—	—	(69,827)
Issuance of 6.95% Non-Cumulative Perpetual Preferred Stock, Series D, net of issuance costs	—	47,754	—	—	—	—	47,754
Issuance of noncontrolling interests	—	—	—	—	—	135	135
Net proceeds from issuance of:
71,891 shares of common stock	72	—	479	—	—	—	551
677,620 shares of incentive stock grants, net of cancellations and forfeitures	667	—	(667)	—	—	—	—
Amortization of stock compensation and employee stock purchase plan	—	—	3,797	—	—	—	3,797
Stock options exercised	251	—	1,637	—	—	—	1,888
Tax deficiency from certain stock compensation awards	—	—	(643)	—	—	—	(643)
Other equity adjustments	—	—	2,071	—	—	—	2,071
Balance, June 30, 2013	$79,734	$47,754	$626,950	$(142,215)	$(3,081)	$135	$609,277

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income attributable to the Company	$34,531	$23,666
Adjustments to arrive at net income from continuing operations
Net income attributable to noncontrolling interests	1,899	1,552
(Income) before tax from discontinued operations, not including gain on disposal	(7,967)	(5,167)
Net pre-tax gain on sale of discontinued operations	—	(221)
Tax expense from discontinued operations	3,464	1,244
Net income from continuing operations	31,927	21,074
Adjustments to reconcile net income from continuing operations to net cash provided by/ (used in) operating activities:
Depreciation and amortization	9,929	9,482
Net income attributable to noncontrolling interests	(1,899)	(1,552)
Equity issued as compensation	3,797	3,950
Provision/ (credit) for loan losses	(2,000)	5,700
Loans originated for sale	(157,039)	(82,735)
Proceeds from sale of loans held for sale	174,869	83,251
Gain on repurchase of debt	(620)	(1,594)
Gain on sale of Pacific Northwest offices	(10,574)	—
Deferred income tax expense/ (benefit)	4,873	916
Net decrease/ (increase) in other operating activities	1,153	(3,451)
Net cash provided by/ (used in) operating activities of continuing operations	54,416	35,041
Net cash provided by/ (used in) operating activities of discontinued operations	4,503	6,778
Net cash provided by/ (used in) operating activities	58,919	41,819
Cash flows from investing activities:
Investment securities available for sale:
Purchases	(178,406)	(164,738)
Sales	1,490	49,237
Maturities, redemptions, and principal payments	138,424	222,493
(Investments)/ distributions in trusts, net	(309)	(411)
(Purchase)/ redemption of Federal Home Loan Banks stock	1,359	625
Net (increase)/ decrease in portfolio loans	(37,109)	(448,584)
Proceeds from recoveries of loans previously charged-off	2,979	4,549
Proceeds from sale of OREO	2,455	3,277
Proceeds from sale of portfolio loans	9,449	—
Proceeds from sale of Pacific Northwest offices	123,693	—
Capital expenditures	(5,164)	(3,347)
Cash received from sale of discontinued operations, net of cash divested	—	5,218
Cash used in other investing activities	(224)	—
Net cash provided by/ (used in) investing activities of continuing operations	58,637	(331,681)
Net cash provided by/ (used in) investing activities of discontinued operations	—	(21)
Net cash provided by/ (used in) investing activities	58,637	(331,702)

	Six months ended June 30,
	2013	2012
	(In thousands)
Cash flows from financing activities:
Net increase/ (decrease) in deposits, including deposits held for sale	(334,606)	65,347
Net (decrease)/ increase in securities sold under agreements to repurchase	(89,619)	(29,949)
Net (decrease)/ increase in federal funds purchased	65,000	85,000
Net (decrease)/ increase in short-term Federal Home Loan Bank borrowings	25,000	140,000
Advances of long-term Federal Home Loan Bank borrowings	68,000	15,000
Repayments of long-term Federal Home Loan Bank borrowings	(52,415)	(60,078)
Repurchase of debt	(9,533)	(5,818)
Dividends paid to common shareholders	(7,954)	(1,562)
Dividends paid to preferred shareholder	(923)	(145)
Proceeds from issuance of Series D preferred stock, net	47,754	—
Repurchase of Series B preferred stock, including deemed dividend at repurchase	(69,827)	—
Repurchase of warrants	—	(15,000)
Tax deficiency from certain stock compensation awards	(643)	(948)
Proceeds from stock option exercises	1,888	452
Proceeds from issuance of common stock, net	551	557
Distributions paid to noncontrolling interests	(1,678)	(2,393)
Other equity adjustments	359	(1,108)
Net cash provided by/ (used in) financing activities of continuing operations	(358,646)	189,355
Net cash provided by/ (used in) financing activities of discontinued operations	—	—
Net cash provided by/ (used in) financing activities	(358,646)	189,355
Net increase/ (decrease) in cash and cash equivalents	(241,090)	(100,528)
Cash and cash equivalents at beginning of year	308,744	203,354
Cash and cash equivalents at end of period	$67,654	$102,826
Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$15,443	$21,907
Cash paid for income taxes, net of (refunds received)	16,027	4,699
Net unrealized gain/ (loss) on securities available for sale	(5,987)	(362)
Net unrealized gain/ (loss) on cash flow hedges	1,224	(22)
Net unrealized gain/ (loss) on other	(442)	(140)
Non-cash transactions:
Loans transferred into/ (out of) other real estate owned from/ (to) held for sale or portfolio	(372)	903
Loans transferred into/ (out of) held for sale from/ (to) portfolio	7,493	—

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
Boston Private Bank & Trust Company (the “Bank” or “Boston Private Bank”) is a trust company chartered by The Commonwealth of Massachusetts, insured by the Federal Deposit Insurance Corporation (the “FDIC”), and a wholly-owned subsidiary of the Company. In December 2012, the Bank entered into a definitive agreement to sell its three offices in the Pacific Northwest market. The sale was completed in May 2013. Boston Private Bank currently operates in three geographic markets: New England, San Francisco Bay, and Southern California.
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
The Wealth Advisory segment has two consolidated affiliates, consisting of KLS Professional Advisors Group, LLC (“KLS”) and Bingham, Osborn & Scarborough, LLC (“BOS”) (together, the “Wealth Advisors”). In the second quarter of 2012, the Company sold its affiliate Davidson Trust Company (“DTC”). Accordingly, prior period financial information related to DTC is included with discontinued operations.
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

2.    Earnings Per Share
The two class method of calculating EPS is presented below for the three and six months ended June 30, 2013 and 2012.   The following tables present the computations of basic and diluted EPS:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands, except share and per share data)
Basic earnings/ (loss) per share - Numerator:
Net income from continuing operations	$19,516	$12,330	$31,927	$21,074
Less: Net income attributable to noncontrolling interests	969	759	1,899	1,552
Net income from continuing operations attributable to the Company	18,547	11,571	30,028	19,522
Decrease/ (increase) in noncontrolling interests’ redemption values (1)	(97)	163	(112)	77
Dividends on participating securities (2)	(12,371)	(92)	(12,813)	(184)
Total adjustments to income attributable to common shareholders	(12,468)	71	(12,925)	(107)
Net income from continuing operations attributable to common shareholders, before allocation to participating securities	6,079	11,642	17,103	19,415
Less: Amount allocated to participating securities	(88)	(1,188)	(673)	(1,950)
Net income from continuing operations attributable to common shareholders, after allocation to participating securities	$5,991	$10,454	$16,430	$17,465
Net income from discontinued operations, before allocation to participating securities	$2,781	$2,590	$4,503	$4,144
Less: Amount allocated to participating securities	(111)	(283)	(325)	(452)
Net income from discontinued operations, after allocation to participating securities	$2,670	$2,307	$4,178	$3,692
Net income attributable to common shareholders, before allocation to participating securities	$8,860	$14,232	$21,606	$23,559
Less: Amount allocated to participating securities	(199)	(1,471)	(998)	(2,402)
Net income attributable to common shareholders, after allocation to participating securities	$8,661	$12,761	$20,608	$21,157

Basic earnings/ (loss) per share - Denominator:
Weighted average basic common shares outstanding	77,250,998	75,803,973	77,035,998	75,718,949
Per share data - Basic earnings/ (loss) per share from:
Continuing operations	$0.08	$0.14	$0.21	$0.22
Discontinued operations	$0.03	$0.03	$0.05	$0.05
Total attributable to common shareholders	$0.11	$0.17	$0.27	$0.28

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands, except share and per share data)
Diluted earnings/ (loss) per share - Numerator:
Net income from continuing operations attributable to common shareholders, after allocation to participating securities	$5,991	$10,454	$16,430	$17,465
Add back: income allocated to dilutive securities	—	—	—	—
Net income from continuing operations attributable to common shareholders, after allocation to participating securities, after assumed dilution	5,991	10,454	16,430	17,465
Net income from discontinued operations, after allocation to participating securities	2,670	2,307	4,178	3,692
Net income attributable to common shareholders, after allocation to participating securities, after assumed dilution	$8,661	$12,761	$20,608	$21,157
Diluted earnings/ (loss) per share - Denominator:
Weighted average basic common shares outstanding	77,250,998	75,803,973	77,035,998	75,718,949
Dilutive effect of:
Stock options and performance-based restricted stock (3)	570,355	397,512	560,157	387,634
Warrants to purchase common stock (3)	557,525	303,607	509,135	326,524
Dilutive common shares	1,127,880	701,119	1,069,292	714,158
Weighted average diluted common shares outstanding (3)	78,378,878	76,505,092	78,105,290	76,433,107
Per share data - Diluted earnings/ (loss) per share from:
Continuing operations	$0.08	$0.14	$0.21	$0.23
Discontinued operations	$0.03	$0.03	$0.05	$0.05
Total attributable to common shareholders	$0.11	$0.17	$0.26	$0.28
Dividends per share declared on common stock	$0.05	$0.01	$0.10	$0.02
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

(2)
Consideration paid in excess of carrying value for the repurchase of the Series B preferred stock of $11.7 million is considered a deemed dividend and, for purposes of calculating EPS, reduces net income attributable to common shareholders for the three and six months ended June 30, 2013.

(3)
The diluted EPS computations for the three and six months ended June 30, 2013 and 2012 do not assume the conversion, exercise, or contingent issuance of the following shares for these periods because the result would have been anti-dilutive for the periods indicated. As a result of the anti-dilution, the potential common shares excluded from the diluted EPS computation are as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Shares excluded due to anti-dilution (treasury method):	(In thousands)
Potential common shares from:
Convertible trust preferred securities (a)	1	1,268	1	1,268
Total shares excluded due to anti-dilution	1	1,268	1	1,268

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Shares excluded due to exercise price exceeding the average market price of common shares during the period (total outstanding):	(In thousands)
Potential common shares from:
Stock options, performance-based restricted stock, or other dilutive securities (b)	1,398	2,823	1,511	2,875
Total shares excluded due to exercise price exceeding the average market price of common shares during the period	1,398	2,823	1,511	2,875

(a)
If the effect of the conversion of the trust preferred securities would have been dilutive, interest expense, net of tax, related to the convertible trust preferred securities of $0.3 million and $0.6 million for the three and six months ended June 30, 2012, respectively, would have been added back to net income attributable to common shareholders for diluted EPS computations for the period presented. None would be added back for the three or six months ended June 30, 2013.

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
Reconciliation of Reportable Segment Items
The following tables present a reconciliation of the revenues, profits, assets, and other significant items of reportable segments as of and for the three and six months ended June 30, 2013 and 2012. Interest expense on junior subordinated debentures is reported at the Holding Company.

	Three months ended June 30,
	Net interest income		Non-interest income (1)		Total revenues
	2013	2012	2013	2012	2013	2012
	(In thousands)
Total Bank	$44,998	$48,214	$19,480	$8,642	$64,478	$56,856
Total Investment Managers	5	7	10,866	9,583	10,871	9,590
Total Wealth Advisors	16	6	10,317	9,169	10,333	9,175
Total Segments	45,019	48,227	40,663	27,394	85,682	75,621
Holding Company and Eliminations	(1,120)	(1,631)	193	615	(927)	(1,016)
Total Company	$43,899	$46,596	$40,856	$28,009	$84,755	$74,605

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended June 30,
	Non-interest expense (2)		Income tax expense		Net income from continuing operations
	2013	2012	2013	2012	2013	2012
	(In thousands)
Total Bank	$36,526	$35,612	$10,735	$6,529	$19,217	$13,015
Total Investment Managers	8,301	7,866	842	610	1,728	1,114
Total Wealth Advisors	6,892	6,801	1,304	851	2,137	1,523
Total Segments	51,719	50,279	12,881	7,990	23,082	15,652
Holding Company and Eliminations	4,969	5,056	(2,330)	(2,750)	(3,566)	(3,322)
Total Company	$56,688	$55,335	$10,551	$5,240	$19,516	$12,330

	Three months ended June 30,
	Net income attributable to noncontrolling interests		Net income attributable to the Company (3)		Amortization of intangibles
	2013	2012	2013	2012	2013	2012
	(In thousands)
Total Bank	$—	$—	$19,217	$13,015	$71	$26
Total Investment Managers	521	345	1,207	769	780	800
Total Wealth Advisors	448	414	1,689	1,109	250	264
Total Segments	969	759	22,113	14,893	1,101	1,090
Holding Company and Eliminations	—	—	(785)	(732)	—	—
Total Company	$969	$759	$21,328	$14,161	$1,101	$1,090

	As of June 30,				Three months ended June 30,
	Assets		AUM (4)		Depreciation
	2013	2012	2013	2012	2013	2012
	(In thousands)		(In millions)		(In thousands)
Total Bank	$5,783,621	$6,066,445	$4,126	$3,680	$1,439	$1,410
Total Investment Managers	100,791	105,375	9,149	7,982	54	68
Total Wealth Advisors	68,404	67,512	8,516	7,474	100	91
Total Segments	5,952,816	6,239,332	21,791	19,136	1,593	1,569
Holding Company and Eliminations	14,114	24,911	(20)	(19)	39	44
Total Company	$5,966,930	$6,264,243	$21,771	$19,117	$1,632	$1,613

	Six months ended June 30,
	Net interest income		Non-interest income (1)		Total revenues
	2013	2012	2013	2012	2013	2012
	(In thousands)
Total Bank	$90,367	$94,655	$29,205	$16,296	$119,572	$110,951
Total Investment Managers	11	14	20,962	19,067	20,973	19,081
Total Wealth Advisors	36	13	20,383	18,406	20,419	18,419
Total Segments	90,414	94,682	70,550	53,769	160,964	148,451
Holding Company and Eliminations	(2,239)	(3,318)	902	1,694	(1,337)	(1,624)
Total Company	$88,175	$91,364	$71,452	$55,463	$159,627	$146,827

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Six months ended June 30,
	Non-interest expense (2)		Income tax expense		Net income from continuing operations
	2013	2012	2013	2012	2013	2012
	(In thousands)
Total Bank	$71,139	$71,246	$17,416	$11,178	$33,017	$22,827
Total Investment Managers	16,046	15,510	1,615	1,228	3,312	2,343
Total Wealth Advisors	14,468	13,528	2,181	1,775	3,770	3,116
Total Segments	101,653	100,284	21,212	14,181	40,099	28,286
Holding Company and Eliminations	11,599	10,678	(4,764)	(5,090)	(8,172)	(7,212)
Total Company	$113,252	$110,962	$16,448	$9,091	$31,927	$21,074

	Six months ended June 30,
	Net income attributable to noncontrolling interests		Net income attributable to the Company (3)		Amortization of intangibles
	2013	2012	2013	2012	2013	2012
	(In thousands)
Total Bank	$—	$—	$33,017	$22,827	$140	$53
Total Investment Managers	987	740	2,325	1,603	1,580	1,601
Total Wealth Advisors	912	812	2,858	2,304	499	527
Total Segments	1,899	1,552	38,200	26,734	2,219	2,181
Holding Company and Eliminations	—	—	(3,669)	(3,068)	—	—
Total Company	$1,899	$1,552	$34,531	$23,666	$2,219	$2,181

	Six months ended June 30,
	Depreciation
	2013	2012
	(In thousands)
Total Bank	$2,768	$2,868
Total Investment Managers	106	130
Total Wealth Advisors	188	178
Total Segments	3,062	3,176
Holding Company and Eliminations	91	91
Total Company	$3,153	$3,267
___________________

(1)	Included in Bank non-interest income for the three and six months ended June 30, 2013 is the $10.6 million gain on sale of the three offices in the Pacific Northwest region.

(2)
Non-interest expense for the three and six months ended June 30, 2013 includes no restructuring expense. Non-interest expense for the three and six months ended June 30, 2012 includes $0.6 million and $0.7 million, respectively, of restructuring expense. Restructuring expenses were incurred in the Private Banking segment as well as at the Holding Company.

(3)
Net income from discontinued operations for the three months ended June 30, 2013, and 2012 of $2.8 million, and $2.6 million, respectively, and for the six months ended June 30, 2013, and 2012, of $4.5 million and $4.1 million, respectively, are included in Holding Company and Eliminations in the calculation of net income attributable to the Company.

(4)	“AUM” represents Assets Under Management and Advisory at the affiliates. AUM at DTC have been removed since DTC operations are classified with discontinued operations.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

4.    Investments
The following table presents a summary of investment securities:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
As of June 30, 2013
Available for sale securities at fair value:
U.S. government and agencies	$2,447	$—	$(47)	$2,400
Government-sponsored entities	222,796	348	(1,499)	221,645
Municipal bonds	209,157	1,370	(2,069)	208,458
Mortgage-backed securities (1)	277,126	3,433	(2,775)	277,784
Other	13,692	185	(11)	13,866
Total	$725,218	$5,336	$(6,401)	$724,153

As of December 31, 2012
Available for sale securities at fair value:
U.S. government and agencies	$2,781	$—	$(28)	$2,753
Government-sponsored entities	154,058	962	(18)	155,002
Municipal bonds	207,952	3,172	(140)	210,984
Mortgage-backed securities (1)	313,239	5,597	(909)	317,927
Other	12,526	120	(12)	12,634
Total	$690,556	$9,851	$(1,107)	$699,300
___________________

(1)	All mortgage-backed securities are guaranteed by U.S. government agencies or government-sponsored entities.
The following table presents the maturities of investment securities available for sale, based on contractual maturity, as of June 30, 2013. Certain securities are callable before their final maturity. Additionally, certain securities (such as mortgage-backed securities) are shown within the table below based on their final (contractual) maturity, but, due to prepayments and amortization, are expected to have shorter lives.

	Available for Sale Securities
	Amortized cost	Fair value
	(In thousands)
Within one year	$55,263	$55,662
After one, but within five years	311,819	311,439
After five, but within ten years	91,470	90,951
Greater than ten years	266,666	266,101
Total	$725,218	$724,153
The following table presents the proceeds from sales, gross realized gains and gross realized losses for securities available for sale that were sold during the following periods:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Proceeds from sales	$39	$44,878	$1,490	$49,237
Realized gains	18	882	28	899
Realized losses	—	(43)	—	(46)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents information regarding securities as of June 30, 2013 having temporary impairment, due to the fair values having declined below the amortized cost of the individual securities, and the time period that the investments have been temporarily impaired.

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	# of securities
Available for sale securities	(In thousands)
U.S. government and agencies	$1,216	$(27)	$1,183	$(20)	$2,399	$(47)	2
Government-sponsored entities	162,794	(1,499)	—	—	162,794	(1,499)	16
Municipal bonds	104,149	(2,069)	—	—	104,149	(2,069)	65
Mortgage-backed securities	146,059	(2,644)	6,706	(131)	152,765	(2,775)	31
Other	75	(6)	21	(5)	96	(11)	9
Total	$414,293	$(6,245)	$7,910	$(156)	$422,203	$(6,401)	123
The U.S. government and agencies securities, government-sponsored entities securities and mortgage-backed securities in the table above as of June 30, 2013 had Standard and Poor’s credit ratings of AA+. The municipal bonds in the table above had Moody’s credit ratings of at least Aa3 or Standard and Poor’s credit ratings of A+. The other securities consisted of equity securities.
As of June 30, 2013, the amount of investment securities in an unrealized loss position greater than 12 months, as well as in total, was not significant and was primarily due to movements in interest rates. The Company has no intent to sell any securities in an unrealized loss position as of June 30, 2013 and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized loss amounts.
Cost method investments, which are included in other assets, can be temporarily impaired when the fair values decline below the amortized costs of the individual investments. There were no cost method investments with unrealized losses as of June 30, 2013. There were $0.1 million of cost method investments with unrealized losses at December 31, 2012. The Company invests primarily in low income housing partnerships which generate tax credits. The Company also holds partnership interests in venture capital funds formed to provide financing to small businesses and to promote community development. The Company had $24.2 million and $24.9 million in cost method investments included in other assets as of June 30, 2013 and December 31, 2012, respectively.

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of June 30, 2013	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available for sale securities:
U.S. government and agencies	$2,400	$—	$2,400	$—
Government-sponsored entities	221,645	—	221,645	—
Municipal bonds	208,458	—	208,458	—
Mortgage-backed securities	277,784	—	277,784	—
Other	13,866	13,866	—	—
Total available for sale securities	724,153	13,866	710,287	—
Derivatives - interest rate customer swaps	1,775	—	1,775	—
Derivatives - customer foreign exchange forwards	46	—	46	—
Derivatives - interest rate swaps	959	—	959	—
Other investments	6,093	5,515	578	—
Liabilities:
Derivatives - interest rate customer swaps	$1,835	$—	$1,835	$—
Derivatives - customer foreign exchange forwards	46	—	46	—
Derivatives - junior subordinated debenture interest rate swap	4,041	—	4,041	—

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

		Fair value measurements at reporting date using:
	As of December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available for sale securities:
U.S. government and agencies	$2,753	$—	$2,753	$—
Government-sponsored entities	155,002	—	155,002	—
Municipal bonds	210,984	—	210,984	—
Mortgage-backed securities	317,927	—	317,927	—
Other	12,634	12,634	—	—
Total available for sale securities	699,300	12,634	686,666	—
Derivatives - interest rate customer swaps	2,915	—	2,915	—
Derivatives - customer foreign exchange forwards	120	—	120	—
Other investments	5,892	5,206	686	—
Liabilities:
Derivatives - interest rate customer swaps	$3,047	$—	$3,047	$—
Derivatives - customer foreign exchange forwards	120	—	120	—
Derivatives - junior subordinated debenture interest rate swap	5,189	—	5,189	—
As of June 30, 2013 and December 31, 2012, available for sale securities consisted primarily of U.S. government and agencies securities, government-sponsored entities securities, municipal bonds, mortgage-backed securities, and other available for sale securities. The equities (which are categorized as other available for sale securities) are valued with prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement. The government-sponsored entities securities, municipal bonds, mortgage-backed securities, and certain investments in Small Business Administration (“SBA”) loans (which are categorized as U.S. government and agencies securities) generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets. Therefore, they have been categorized as a Level 2 measurement. No investments held at June 30, 2013 or December 31, 2012 were categorized as Level 3.
The Company uses interest rate customer swaps, interest rate swaps and a junior subordinated debenture interest rate swap to manage its interest rate risk, and customer foreign exchange forward contracts to manage its foreign exchange risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, they have been categorized as a Level 2 measurement as of June 30, 2013 and December 31, 2012. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements-Note 8: Derivatives and Hedging Activities” for further details.
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
The Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy as of June 30, 2013 and December 31, 2012.
Other investments, which are not considered available for sale investments, consist of deferred compensation trusts for the benefit of certain current or former employees, which consist of publicly traded mutual fund investments that are valued

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

at prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement as of June 30, 2013 and December 31, 2012. The remaining other investments categorized as Level 2 consist of the Company’s cost-method investments as of June 30, 2013 and December 31, 2012.
There were no Level 3 assets at June 30, 2013 or December 31, 2012.
The following tables present the Company’s assets and liabilities measured at fair value on a non-recurring basis during the periods ended June 30, 2013 and 2012, respectively, aggregated by the level in the fair value hierarchy within which those measurements fall.

	As of June 30, 2013	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended June 30, 2013	Six months ended June 30, 2013
	(In thousands)
Assets:
Impaired loans (1)	$7,178	$—	$—	$7,178	$(683)	$(1,885)
	$7,178	$—	$—	$7,178	$(683)	$(1,885)
___________________

(1)	Collateral-dependent impaired loans held at June 30, 2013 that had write-downs in fair value or whose specific reserve changed during the first six months of 2013.

	As of June 30, 2012	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended June 30, 2012	Six months ended June 30, 2012
	(In thousands)
Assets:
Impaired loans (1)	$8,186	$—	$—	$8,186	$(2,228)	$(3,170)
	$8,186	$—	$—	$8,186	$(2,228)	$(3,170)
________________

(1)	Collateral-dependent impaired loans held at June 30, 2012 that had write-downs in fair value or whose specific reserve changed during the first six months of 2012.
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value.

	As of June 30, 2013
	Fair Value	Valuation technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$7,178	Appraisals of Collateral	Discount for costs to sell	0% - 13%	7%
			Appraisal adjustments	0% - 45%	27%

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of June 30, 2012
	Fair Value	Valuation technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$8,186	Appraisals of Collateral	Discount for costs to sell	7% - 50%	9%
			Appraisal adjustments	0% - 75%	21%
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
The following tables present the carrying values and fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis (other than certain loans, as noted below):

	As of June 30, 2013
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$67,654	$67,654	$67,654	$—	$—
Loans, net	4,757,913	4,684,727	—	—	4,684,727
Loans held for sale	12,414	12,414	—	12,414	—
Other financial assets	117,471	117,414	—	117,414	—
FINANCIAL LIABILITIES:
Deposits	4,576,383	4,580,126	—	4,580,126	—
Securities sold under agreements to repurchase	26,700	26,697	—	26,697	—
Federal funds purchased	65,000	65,000	—	65,000	—
Federal Home Loan Bank borrowings	448,706	458,469	—	458,469	—
Junior subordinated debentures	133,168	123,168	—	30,075	93,093
Other financial liabilities	10,257	10,257	—	10,257	—

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of December 31, 2012
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$308,744	$308,744	$308,744	$—	$—
Loans, net	4,730,079	4,766,574	—	—	4,766,574
Loans held for sale	308,390	308,908	—	308,908	—
Other financial assets	118,087	118,087	—	118,087	—
FINANCIAL LIABILITIES:
Deposits	4,885,059	4,891,465	—	4,891,465	—
Deposits held for sale	194,084	182,592	—	182,592	—
Securities sold under agreements to repurchase	116,319	117,885	—	117,885	—
Federal Home Loan Bank borrowings	408,121	428,037	—	428,037	—
Junior subordinated debentures	143,647	117,502	—	12,804	104,698
Other financial liabilities	10,058	10,058	—	10,058	—
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
Junior subordinated debentures
The fair value of the junior subordinated debentures issued by Boston Private Capital Trust I and the junior subordinated debentures acquired in the acquisitions of First Private Bank & Trust, Gibraltar Private Bank & Trust Company (Gibraltar Private Bank & Trust Company was subsequently sold in 2009), and Charter Private Bank are estimated based on either agreements to redeem the securities at par value and/ or the future expectation of the Company to redeem the securities at par value and therefore have been classified as Level 2. The fair value of the junior subordinated debentures issued by Boston Private Capital Trust II was estimated using Level 3 inputs such as the interest rates on these securities, current rates for similar debt, and a consideration for illiquidity of trading in the debt.
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

6.    Loan Portfolio and Credit Quality
The Bank’s lending activities are conducted principally in the regions of New England, San Francisco Bay, and Southern California. In December 2012, the Bank entered into an agreement to sell its three offices in the Pacific Northwest

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

market, and therefore the loans included in the Pacific Northwest transaction were classified as held for sale and are not included in the December 31, 2012 data below. The sale was completed in May 2013.
The Bank originates single and multi-family residential loans, commercial real estate loans, commercial and industrial loans, construction and land loans, and home equity and other consumer loans. Most loans are secured by borrowers’ personal or business assets. The ability of the Bank’s single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the overall economic conditions within the Bank’s lending areas. Commercial, construction, and land borrowers’ ability to repay is generally dependent upon the health of the economy and real estate values, including, in particular, the performance of the construction sector. Accordingly, the ultimate collectability of a substantial portion of the Bank’s loan portfolio is susceptible to changing conditions in the New England, San Francisco Bay, and Southern California economies and real estate markets.
Total loans include deferred loan fees/ (costs), net, of ($4.1) million and ($4.2) million as of June 30, 2013 and December 31, 2012, respectively. Deferred loan fees/ (costs) include unamortized premiums or discounts related to mortgage loans purchased by the Bank.
The following table presents a summary of the loan portfolio based on the portfolio segment as of the dates indicated:

	June 30, 2013	December 31, 2012
	(In thousands)
Commercial and industrial	$796,633	$806,326
Commercial real estate	1,678,668	1,691,350
Construction and land	150,245	137,570
Residential	1,938,368	1,906,089
Home equity	120,594	123,551
Consumer and other	154,205	149,250
Total Loans	$4,838,713	$4,814,136

The following table presents nonaccrual loans receivable by class of receivable as of the dates indicated:

	June 30, 2013	December 31, 2012
	(In thousands)
Commercial and industrial	$4,227	$4,337
Commercial real estate	32,596	41,696
Construction and land	4,877	2,213
Residential	10,490	11,744
Home equity	90	660
Consumer and other	9	95
Total	$52,289	$60,745
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, although infrequent, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were less than $0.1 million of loans 90 days or more past due, but still accruing, as of June 30, 2013 and $3.6 million as of December 31, 2012. The Bank’s policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six consecutive months). For troubled debt restructured loans (“TDRs”), a return to accrual status generally requires timely payments for a period of six months in accordance with the restructured loan terms, along with meeting other criteria.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables show the payment status of loans receivable by class of financing receivable as of the dates indicated:

	June 30, 2013
	Accruing Past Due				Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Accruing Past Due	Current Payment Status	30-89 Days Past Due	90+ Days Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$1,650	$1,586	$—	$3,236	$2,186	$—	$2,041	$4,227	$789,170	$796,633
Commercial real estate	1,873	3,090	—	4,963	18,921	1,674	12,001	32,596	1,641,109	1,678,668
Construction and land	78	5	34	117	3,927	222	728	4,877	145,251	150,245
Residential	—	2,088	—	2,088	4,011	48	6,431	10,490	1,925,790	1,938,368
Home equity	750	95	—	845	40	—	50	90	119,659	120,594
Consumer and other	296	31	—	327	1	5	3	9	153,869	154,205
Total	$4,647	$6,895	$34	$11,576	$29,086	$1,949	$21,254	$52,289	$4,774,848	$4,838,713

	December 31, 2012
	Accruing Past Due				Nonaccrual Loans
	30-59 Days Past Due (1)	60-89 Days Past Due	90+ Days Past Due	Total Accruing Past Due	Current Payment Status	30-89 Days Past Due	90+ Days Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$10,684	$210	$257	$11,151	$3,073	$—	$1,264	$4,337	$790,838	$806,326
Commercial real estate	3,331	4,572	3,249	11,152	29,125	8,913	3,658	41,696	1,638,502	1,691,350
Construction and land	42	3,216	50	3,308	723	137	1,353	2,213	132,049	137,570
Residential	20,194	3,218	—	23,412	5,101	1,980	4,663	11,744	1,870,933	1,906,089
Home equity	119	39	—	158	300	—	360	660	122,733	123,551
Consumer and other	569	182	—	751	93	—	2	95	148,404	149,250
Total	$34,939	$11,437	$3,556	$49,932	$38,415	$11,030	$11,300	$60,745	$4,703,459	$4,814,136
___________________

(1)	Does not include one commercial and industrial 30-59 day delinquent loan totaling $0.3 million in loans held for sale as of December 31, 2012.
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present the loan portfolio’s credit risk profile by internally assigned grade by class of financing receivable as of the dates indicated:

	June 30, 2013
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Substandard	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$774,396	$8,533	$9,477	$4,227	$796,633
Commercial real estate	1,559,644	43,912	42,516	32,596	1,678,668
Construction and land	124,421	16,893	4,054	4,877	150,245
Residential	1,915,824	—	12,054	10,490	1,938,368
Home equity	118,832	—	1,672	90	120,594
Consumer and other	154,196	—	—	9	154,205
Total	$4,647,313	$69,338	$69,773	$52,289	$4,838,713

	December 31, 2012
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention (1)	Accruing Substandard	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$779,236	$13,691	$9,062	$4,337	$806,326
Commercial real estate	1,531,701	54,000	63,953	41,696	1,691,350
Construction and land	110,940	17,048	7,369	2,213	137,570
Residential	1,886,273	—	8,072	11,744	1,906,089
Home equity	121,218	—	1,673	660	123,551
Consumer and other	149,155	—	—	95	149,250
Total	$4,578,523	$84,739	$90,129	$60,745	$4,814,136
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present, by class of receivable, the balance of impaired loans with and without a related allowance, the associated allowance for those impaired loans with a related allowance, and the total unpaid principal on impaired loans:

	As of and for the three and six months ended June 30, 2013
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	QTD Average Recorded Investment	YTD Average Recorded Investment	QTD Interest Income Recognized while Impaired	YTD Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$2,947	$4,108	n/a	$3,752	$5,503	$189	$270
Commercial real estate	29,838	44,362	n/a	34,007	36,921	433	534
Construction and land	1,086	1,802	n/a	1,099	1,866	6	97
Residential	3,087	4,506	n/a	5,767	4,597	57	86
Home equity	90	90	n/a	53	165	—	1
Consumer and other	—	—	n/a	—	—	—	—
Subtotal	37,048	54,868	n/a	44,678	49,052	685	988
With an allowance recorded:
Commercial and industrial	2,337	2,405	$257	2,981	2,328	18	22
Commercial real estate	19,623	22,699	1,913	21,398	21,050	476	588
Construction and land	4,137	4,309	639	3,959	2,798	—	—
Residential	13,209	13,468	1,530	11,236	12,435	177	289
Home equity	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—
Subtotal	39,306	42,881	4,339	39,574	38,611	671	899
Total:
Commercial and industrial	5,284	6,513	257	6,733	7,831	207	292
Commercial real estate	49,461	67,061	1,913	55,405	57,971	909	1,122
Construction and land	5,223	6,111	639	5,058	4,664	6	97
Residential	16,296	17,974	1,530	17,003	17,032	234	375
Home equity	90	90	—	53	165	—	1
Consumer and other	—	—	—	—	—	—	—
Total	$76,354	$97,749	$4,339	$84,252	$87,663	$1,356	$1,887
___________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three and six months ended June 30, 2012
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	QTD Average Recorded Investment	YTD Average Recorded Investment	QTD Interest Income Recognized while Impaired	YTD Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$3,331	$5,196	n/a	$4,937	$5,396	$—	$—
Commercial real estate	25,858	43,512	n/a	28,688	31,116	83	187
Construction and land	6,019	10,360	n/a	6,392	6,343	—	97
Residential	9,389	10,358	n/a	9,527	9,879	91	172
Home equity	360	360	n/a	360	351	1	2
Consumer and other	98	124	n/a	87	43	—	—
Subtotal	45,055	69,910	n/a	49,991	53,128	175	458
With an allowance recorded:
Commercial and industrial	3,242	4,115	$1,013	2,118	1,609	—	—
Commercial real estate	23,924	25,203	2,412	26,524	25,555	189	362
Construction and land	2,614	2,651	1,177	1,566	1,400	—	—
Residential	13,164	14,244	1,136	13,629	10,962	95	158
Home equity	131	131	131	131	131	1	3
Consumer and other	—	—	—	—	—	—	—
Subtotal	43,075	46,344	5,869	43,968	39,657	285	523
Total:
Commercial and industrial	6,573	9,311	1,013	7,055	7,005	—	—
Commercial real estate	49,782	68,715	2,412	55,212	56,671	272	549
Construction and land	8,633	13,011	1,177	7,958	7,743	—	97
Residential	22,553	24,602	1,136	23,156	20,841	186	330
Home equity	491	491	131	491	482	2	5
Consumer and other	98	124	—	87	43	—	—
Total	$88,130	$116,254	$5,869	$93,959	$92,785	$460	$981
___________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the year ended December 31, 2012
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$3,274	$4,499	n/a	$4,707	$—
Commercial real estate	40,133	64,424	n/a	31,736	283
Construction and land	1,310	2,682	n/a	5,532	97
Residential	2,337	2,594	n/a	8,885	312
Home equity	360	360	n/a	355	3
Consumer and other	—	—	n/a	40	—
Subtotal	47,414	74,559	n/a	51,255	695
With an allowance recorded:
Commercial and industrial	1,149	1,191	$118	1,855	1
Commercial real estate	18,519	19,814	1,667	24,510	727
Construction and land	903	953	189	1,486	—
Residential	13,539	13,798	1,403	11,781	374
Home equity	—	—	—	114	5
Consumer and other	—	—	—	—	—
Subtotal	34,110	35,756	3,377	39,746	1,107
Total:
Commercial and industrial	4,423	5,690	118	6,562	1
Commercial real estate	58,652	84,238	1,667	56,246	1,010
Construction and land	2,213	3,635	189	7,018	97
Residential	15,876	16,392	1,403	20,666	686
Home equity	360	360	—	469	8
Consumer and other	—	—	—	40	—
Total	$81,524	$110,315	$3,377	$91,001	$1,802
___________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.
When management determines that it is probable that the Bank will not collect all principal and interest on a loan in accordance with the original loan terms, or in accordance with its restructured terms, if the loan is a TDR, the loan is designated as impaired.
Loans that are designated as impaired require an analysis to determine the amount of impairment, if any. Impairment would be indicated as a result of the carrying value of the loan exceeding the estimated collateral value, less costs to sell, for collateral dependent loans or the net present value of the projected cash flow, discounted at the loan’s contractual effective interest rate, for loans not considered to be collateral dependent. Generally, shortfalls in the analysis on collateral dependent loans would result in the impairment amount being charged-off to the allowance for loan losses. Shortfalls on cash flow dependent loans may be carried as specific reserve allocations to the general reserve unless a known loss is determined to have occurred, in which case such known loss is charged-off.
Loans in the held for sale category are carried at the lower of cost or estimated fair value in the aggregate and are excluded from the allowance for loan losses analysis.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. TDRs totaled $57.6 million and $54.5 million at June 30, 2013 and December 31, 2012, respectively. Of the $57.6 million in TDRs at June 30, 2013, $29.3 million were on accrual status. Of the $54.5 million in TDRs at December 31, 2012, $26.7 million were on accrual status.
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
The following tables present the balance of TDRs that were restructured or defaulted during the periods indicated:

	As of and for the three months ended June 30, 2013
	Restructured Current Quarter			TDRs that defaulted in the current quarter that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
(Dollars In thousands)
Commercial and industrial (1)	1	$150	$150	—	$—
Commercial real estate	—	—	—	2	2,994
Construction and land (2)	3	3,257	3,257	—	—
Residential (3)	8	707	707	1	1,116
Home equity (4)	1	40	40	—	—
Consumer and other	—	—	—	—	—
Total	13	$4,154	$4,154	3	$4,110
___________________

(1)	Represents the following concessions: combination of concessions.

(2)	Represents the following concessions: extension of term.

(3)	Represents the following concessions: temporary reduction of interest rate.

(4)	Represents the following concessions: extension of term.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the six months ended June 30, 2013
	Restructured Year to Date			TDRs that defaulted year to date that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
(Dollars In thousands)
Commercial and industrial (1)	3	$1,369	$1,369	—	$—
Commercial real estate (2)	5	9,163	9,163	3	3,555
Construction and land (3)	4	3,604	3,604	—	—
Residential (4)	8	707	707	1	1,116
Home equity (5)	1	40	40	—	—
Consumer and other	—	—	—	—	—
Total	21	$14,883	$14,883	4	$4,671
___________________

(1)
Represents the following concessions: extension of term (1 loan; post-modification recorded investment of $1.0 million), temporary reduction of interest rate (1 loan; post-modification recorded investment of $0.2 million), and combination of concessions (1 loan; post-modification recorded investment of $0.2 million).

(2)
Represents the following concessions: extension of term (4 loans; post-modification recorded investment of $9.0 million) and combination of concessions (1 loan; post-modification recorded investment of $0.2 million).

(3)	Represents the following concessions: extension of term.

(4)	Represents the following concessions: temporary reduction of interest rate.

(5)	Represents the following concessions: extension of term.

	As of and for the three months ended June 30, 2012
	Restructured Current Quarter			TDRs that defaulted in the current quarter that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
(Dollars In thousands)
Commercial and industrial	—	$—	$—	—	$—
Commercial real estate (1)	2	1,923	1,923	—	—
Construction and land	—	—	—	—	—
Residential (2)	3	320	320	—	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	5	$2,243	$2,243	—	$—
___________________

(1)	Represents the following concessions: extension of term.

(2)	Represents the following concessions: temporary reduction of interest rate.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the six months ended June 30, 2012
	Restructured Year to Date			TDRs that defaulted year to date that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
(Dollars In thousands)
Commercial and industrial	—	$—	$—	—	$—
Commercial real estate (1)	6	7,387	7,468	—	—
Construction and land	—	—	—	—	—
Residential (2)	11	4,022	4,022	—	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	17	$11,409	$11,490	—	$—
___________________

(1)
Represents the following concessions: extension of term (5 loans; post-modification recorded investment of $4.7 million) and combination of concessions (1 loan; post-modification recorded investment of $2.8 million).

(2)
Represents the following concessions: payment deferral (1 loan; post-modification recorded investment of $1.9 million), temporary reduction of interest rate (9 loans; post-modification recorded investment of $0.8 million), and combination of concessions (1 loan; post-modification recorded investment of $1.3 million).

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

7.    Allowance for Loan Losses
The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $80.8 million and $84.1 million at June 30, 2013 and December 31, 2012, respectively.
The following tables present a summary of the changes in the allowance for loan losses for the periods indicated:

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Allowance for loan losses, beginning of period:
Commercial and industrial	$11,849	$12,062	$11,825	$12,163
Commercial real estate	50,466	65,366	52,497	63,625
Construction and land	4,787	5,836	5,016	6,382
Residential	11,454	10,054	10,892	9,286
Home equity	1,146	1,543	1,085	1,535
Consumer and other	464	1,009	540	1,149
Unallocated	2,120	2,032	2,202	1,974
Total allowance for loan losses, beginning of period	82,286	97,902	84,057	96,114
Provision/ (credit) for loan losses:
Commercial and industrial	(794)	1,278	(908)	3,105
Commercial real estate	(1,628)	(1,142)	(2,547)	888
Construction and land	213	(17)	(823)	(729)
Residential	311	1,873	2,138	2,839
Home equity	55	(54)	453	(107)
Consumer and other	(49)	(204)	(123)	(320)
Unallocated	(108)	(34)	(190)	24
Total provision/ (credit) for loan losses	(2,000)	1,700	(2,000)	5,700
Loans charged-off:
Commercial and industrial	—	(358)	(27)	(2,669)
Commercial real estate	(1,100)	(2,861)	(2,339)	(3,267)
Construction and land	(100)	—	(100)	—
Residential	(140)	(1,083)	(1,405)	(1,281)
Home equity	—	—	(360)	—
Consumer and other	(3)	(66)	(5)	(92)
Total charge-offs	(1,343)	(4,368)	(4,236)	(7,309)
Recoveries on loans previously charged-off:
Commercial and industrial	828	261	993	644
Commercial real estate	1,006	3,214	1,133	3,331
Construction and land	23	344	830	510
Residential	—	—	—	—
Home equity	—	—	23	61
Consumer and other	—	1	—	3
Total recoveries	1,857	3,820	2,979	4,549

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Allowance for loan losses at end of period:
Commercial and industrial	11,883	13,243	11,883	13,243
Commercial real estate	48,744	64,577	48,744	64,577
Construction and land	4,923	6,163	4,923	6,163
Residential	11,625	10,844	11,625	10,844
Home equity	1,201	1,489	1,201	1,489
Consumer and other	412	740	412	740
Unallocated	2,012	1,998	2,012	1,998
Total allowance for loan losses at end of period	$80,800	$99,054	$80,800	$99,054
The following tables present the Company’s allowance for loan losses and loan portfolio at June 30, 2013 and December 31, 2012 by portfolio segment, disaggregated by method of impairment analysis. The Company had no loans acquired with deteriorated credit quality at June 30, 2013 or December 31, 2012.

	Commercial and industrial	Commercial real estate	Construction and land	Residential
	(In thousands)
Allowance for loan losses balance at June 30, 2013 attributable to:
Loans collectively evaluated	$11,626	$46,831	$4,284	$10,095
Loans individually evaluated	257	1,913	639	1,530
Total allowance for loan losses	$11,883	$48,744	$4,923	$11,625

Recorded investment (loan balance) at June 30, 2013:
Loans collectively evaluated	$791,349	$1,629,207	$145,022	$1,922,072
Loans individually evaluated	5,284	49,461	5,223	16,296
Total Loans	$796,633	$1,678,668	$150,245	$1,938,368

	Home equity	Consumer and other	Unallocated	Total
(Continued from above)	(In thousands)
Allowance for loan losses balance at June 30, 2013 attributable to:
Loans collectively evaluated	$1,201	$412	$2,012	$76,461
Loans individually evaluated	—	—	—	4,339
Total allowance for loan losses	$1,201	$412	$2,012	$80,800

Recorded investment (loan balance) at June 30, 2013:
Loans collectively evaluated	$120,504	$154,205	$—	$4,762,359
Loans individually evaluated	90	—	—	76,354
Total Loans	$120,594	$154,205	$—	$4,838,713

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Commercial and industrial	Commercial real estate	Construction and land	Residential
	(In thousands)
Allowance for loan losses balance at December 31, 2012 attributable to:
Loans collectively evaluated	$11,707	$50,830	$4,827	$9,489
Loans individually evaluated	118	1,667	189	1,403
Total allowance for loan losses	$11,825	$52,497	$5,016	$10,892

Recorded investment (loan balance) at December 31, 2012:
Loans collectively evaluated	$801,903	$1,632,698	$135,357	$1,890,213
Loans individually evaluated	4,423	58,652	2,213	15,876
Total Loans	$806,326	$1,691,350	$137,570	$1,906,089

	Home equity	Consumer and other	Unallocated	Total
(Continued from above)	(In thousands)
Allowance for loan losses balance at December 31, 2012 attributable to:
Loans collectively evaluated	$1,085	$540	$2,202	$80,680
Loans individually evaluated	—	—	—	3,377
Total allowance for loan losses	$1,085	$540	$2,202	$84,057

Recorded investment (loan balance) at December 31, 2012:
Loans collectively evaluated	$123,191	$149,250	$—	$4,732,612
Loans individually evaluated	360	—	—	81,524
Total Loans	$123,551	$149,250	$—	$4,814,136

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2013 and December 31, 2012:

	June 30, 2013				December 31, 2012
	Asset derivatives		Liability derivatives		Asset derivatives		Liability derivatives
	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$959	Other liabilities	$(4,041)	Other assets	$—	Other liabilities	$(5,189)
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	1,775	Other liabilities	(1,835)	Other assets	2,915	Other liabilities	(3,047)
Foreign exchange contracts	Other assets	46	Other liabilities	(46)	Other assets	120	Other liabilities	(120)
Total		$2,780		$(5,922)		$3,035		$(8,356)
___________________

(1)	For additional details, see Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements-Note 5: Fair Value Measurements.”
The following table presents the effect of the Company’s derivative financial instruments in the consolidated statements of operations for the three and six months ended June 30, 2013 and 2012:

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)
	three months ended June 30,			three months ended June 30,
	2013	2012		2013	2012
(In thousands)
Interest rate products	$1,197	$(734)	Interest income	$(471)	$(436)
Total	$1,197	$(734)		$(471)	$(436)

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)
	six months ended June 30,			six months ended June 30,
	2013	2012		2013	2012
(In thousands)
Interest rate products	$1,175	$(1,011)	Interest income	$(932)	$(852)
Total	$1,175	$(1,011)		$(932)	$(852)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the components of the Company’s accumulated other comprehensive income/ (loss) related to the derivatives for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Accumulated other comprehensive income on cash flow hedges, balance at beginning of period	$(2,762)	$(3,025)	$(2,969)	$(3,106)
Net change in unrealized gain/ (loss) on cash flow hedges	1,017	(103)	1,224	(22)
Accumulated other comprehensive income on cash flow hedges, balance at end of period	$(1,745)	$(3,128)	$(1,745)	$(3,128)
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
The Bank also entered into two interest rate swaps during the second quarter of 2013, each with a notional amount of $25 million. The interest rate swaps have effective dates of March 1, 2014 and June 1, 2014, respectively, and have terms of five years. The Bank’s risk management objective and strategy for this interest rate swap is to reduce its exposure to variability in interest-related cash outflows attributable to changes in the LIBOR swap rate associated with borrowing programs for each of the 5 year periods, initially expected to be accomplished with LIBOR-indexed brokered deposits, but may also include LIBOR-indexed FHLB advances. The interest rate swaps will effectively fix the Bank’s interest payments on $25 million of its LIBOR-indexed debt at 1.6775% and the second $25 million of its LIBOR-indexed debt at 1.755%.
The Company uses the “Hypothetical Derivative Method” described in ASC 815, Derivatives and Hedging (“ASC 815”), for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (“OCI”) (outside of earnings) and subsequently reclassified to earnings in interest and dividend income when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of operations as part of fees and other income. The Company had no hedge ineffectiveness recognized in earnings during the three and six months ended June 30, 2013 and 2012. The Company also monitors the risk of counterparty default on an ongoing basis.
A portion of the balance reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are made or received on the Company’s interest rate swap. During the next twelve months, the Company estimates that $2.0 million will be reclassified as an increase in interest expense.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

Non-designated Hedges
Derivatives not designated as hedges are not speculative and result from two different services the Bank provides to qualified commercial clients. The Bank offers certain derivative products directly to such clients. The Bank economically hedges derivative transactions executed with commercial clients by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of these programs are not designated in ASC 815-qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset through earnings. Fees earned in connection with the execution of derivatives related to this program are recognized in the consolidated statement of operations in other income. The derivative asset and liability values above include an adjustment related to the consideration of credit risk required under ASC 820, of less than $0.1 million in earnings for the three and six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013 and December 31, 2012, the Bank had six and 11 interest rate swaps with an aggregate notional amount of $24.9 million and $55.7 million, respectively, related to this program. As of June 30, 2013 and December 31, 2012, the Bank also had six foreign currency exchange contracts with notional amounts of $5.3 million and $3.7 million, respectively, related to this program.
The following table presents the effect of the Bank’s derivative financial instruments, not designated as hedging instruments, in the consolidated statement of operations for the three and six months ended June 30, 2013 and 2012.

		Amount of gain or (loss), net, recognized in income on derivatives
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivative	Three months ended June 30,		Six months ended June 30,
		2013	2012	2013	2012
		(In thousands)
Interest rate products	Other income/ (expense)	$23	$1	$19	$83
Foreign exchange contracts	Other income/ (expense)	3	1	5	1
Total		$26	$2	$24	$84
The Holding Company and the Bank have agreements with their derivative counterparties that contain provisions where, if the Holding Company or Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Holding Company or the Bank could also be declared in default on its derivative obligations. The Holding Company and the Bank were in compliance with these provisions as of June 30, 2013 and December 31, 2012.
The Holding Company and the Bank also have agreements with certain of their derivative counterparties that contain provisions where, if the Holding Company or Bank fails to maintain its status as a well- or adequately-capitalized institution, then the counterparty could terminate the derivative positions and the Holding Company or the Bank would be required to settle its obligations under the agreements. The Holding Company and the Bank were in compliance with these provisions as of June 30, 2013 and December 31, 2012.
Certain of the Holding Company and the Bank’s agreements with their derivative counterparties contain provisions where, if specified events or conditions occur that materially change the Holding Company’s or the Bank’s creditworthiness in an adverse manner, the Holding Company or the Bank may be required to fully collateralize their obligations under the derivative instruments. The Holding Company and the Bank were in compliance with these provisions as of June 30, 2013 and December 31, 2012.
As of June 30, 2013 and December 31, 2012, the termination amounts related to collateral determinations of derivatives in a liability position was $6.0 million and $8.4 million, respectively. The Company has minimum collateral posting thresholds with its derivative counterparty and has posted collateral of $8.4 million and $10.4 million as of June 30, 2013 and December 31, 2012, respectively, against its obligation under this agreement.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

9.    Income Taxes
The following table presents the components of income tax expense for continuing operations, discontinued operations, noncontrolling interests and the Company:

	Six months ended June 30,
	2013	2012
	(In thousands)
Income from continuing operations:
Income before income taxes	$48,375	$30,165
Income tax expense	16,448	9,091
Net income from continuing operations	$31,927	$21,074
Effective tax rate, continuing operations	34.0%	30.1%

Income from discontinued operations:
Income before income taxes	$7,967	$5,388
Income tax expense	3,464	1,244
Net income from discontinued operations	$4,503	$4,144
Effective tax rate, discontinued operations	43.5%	23.1%

Income attributable to noncontrolling interests:
Income before income taxes	$1,899	$1,552
Income tax expense	—	—
Net income attributable to noncontrolling interests	$1,899	$1,552
Effective tax rate, noncontrolling interests	—%	—%

Income attributable to the Company
Income before income taxes	$54,443	$34,001
Income tax expense	19,912	10,335
Net income attributable to the Company	$34,531	$23,666
Effective tax rate attributable to the Company	36.6%	30.4%
The effective tax rate for continuing operations for the six months ended June 30, 2013 of 34.0%, with related tax expense of $16.4 million, was calculated based on a projected 2013 annual effective tax rate. The effective tax rate was less than the statutory rate of 35% due primarily to earnings from tax-exempt investments, income tax credits, and income attributable to noncontrolling interests. These items were partially offset by state and local income taxes and an increase in unrecognized tax benefits.
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
The effective tax rate for continuing operations for the six months ended June 30, 2013 is greater than the effective tax rate for the same period in 2012 due primarily to an increase in unrecognized tax benefits, an increase in state and local income taxes, and a higher level of income before taxes in 2013 as compared to 2012.
As of June 30, 2013, the Company’s gross amount of unrecognized tax benefits is $6.4 million and the net amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.0 million. During the six months ended June 30, 2013, the Company’s gross amount of unrecognized tax benefits increased by $1.6 million, from $4.8 million at December 31, 2012, to $6.4 million at June 30, 2013. The $1.6 million increase relates primarily to a change in the interpretation of tax law with respect to certain tax positions taken on previously filed tax returns. During the six months ended June 30, 2013, the Company’s accrued interest and penalties related to unrecognized tax benefits increased by $0.6 million, from $0.3 million at December 31, 2012, to $0.9 million as of June 30, 2013. The Company believes it is reasonably possible

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

that the gross amount of unrecognized tax benefits may decrease within the next twelve months by a range of $4.3 million to $5.8 million as a result of settlements with state taxing authorities and the Company’s plan to file an accounting method change for income tax purposes.
Contingent consideration related to the 2009 and 2012 divestiture of certain affiliates, primarily related to the revenue sharing agreement with Westfield Capital Management Company, LLC, is also reflected under “discontinued operations” in the table above. The profits and losses attributable to owners other than the Company are reflected under “noncontrolling interests” in the table above.

10.    Noncontrolling Interests
At the Company, noncontrolling interests typically consist of equity owned by management of the Company’s respective majority-owned affiliates. Net income attributable to noncontrolling interests in the consolidated statements of operations represents the net income allocated to the noncontrolling interest owners of the affiliates. Net income allocated to the noncontrolling interest owners was $1.0 million and $0.8 million for the three months ended June 30, 2013 and 2012, respectively, and $1.9 million and $1.6 million for the six months ended June 30, 2013 and 2012, respectively.
On the consolidated balance sheets, noncontrolling interests are included as the sum of the capital and undistributed profits allocated to the noncontrolling interest owners. Typically, this balance is included in a company’s permanent shareholders’ equity in the consolidated balance sheets. When the noncontrolling interest owners’ rights include certain redemption features, as described in ASC 480, Distinguishing Liabilities from Equity, such redeemable noncontrolling interests are classified as mezzanine equity and are not included in permanent shareholders’ equity. Due to the redemption features of the noncontrolling interests, the Company had redeemable noncontrolling interests held in mezzanine equity in the accompanying consolidated balance sheets of of $17.7 million and $19.3 million at June 30, 2013 and December 31, 2012, respectively. The aggregate amount of such redeemable noncontrolling equity interests are recorded at the estimated maximum redemption values. In addition, as discussed below, the Company had $0.1 million noncontrolling interests included in permanent shareholder’s equity at June 30, 2013.
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
During the second quarter of 2013, the Company sold certain repurchased noncontrolling interests to principals at Anchor with modified contingent call and put redemption features. These modified features have the same terms and conditions as the previously issued noncontrolling interests with the exception that they require the approval of the Company’s CEO in order to be exercised. Therefore, they are no longer considered to be mandatorily redeemable and are not included in the redeemable noncontrolling interests within mezzanine equity, but rather within permanent equity.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the contractually determined maximum redemption values to repurchase the noncontrolling interests at the periods indicated:

	June 30, 2013	December 31, 2012
	(In thousands)
Anchor	$11,160	$11,105
BOS	4,124	5,782
DGHM	2,512	2,400
Total	$17,796	$19,287
Redeemable noncontrolling interests	$17,661	$19,287
Noncontrolling interests	$135	$—
The following table presents an analysis of the Company’s redeemable noncontrolling interests for the periods indicated:

	Six months ended June 30,
	2013	2012
	(In thousands)
Redeemable noncontrolling interests at beginning of year	$19,287	$21,691
Net income attributable to noncontrolling interests	1,899	1,552
Distributions	(1,678)	(2,393)
DTC disposition	—	(1,470)
Adjustments to fair value	(1,847)	(159)
Redeemable noncontrolling interests at end of period	$17,661	$19,221

11.    Equity
On April 24, 2013, the Company closed the public offering of 2,000,000 depositary shares (the “Depositary Shares”) pursuant to an Underwriting Agreement dated April 17, 2013, previously disclosed by the Company. Each Depositary Share represents a 2.5% interest in a share of the Company’s 6.95% Non-Cumulative Perpetual Preferred Stock, Series D, par value $1.00 per share and liquidation preference of $1,000 per share (the “Series D preferred stock”). The Company received $47.8 million from the issuance, after issuance costs.
Upon the issuance of the Series D preferred stock on April 24, 2013, the ability of the Company to declare and pay dividends on, or purchase, redeem or otherwise acquire, shares of its preferred stock or any securities of the Company that rank junior to the Series D preferred stock was subject to certain restrictions in the event that the Company does not declare and pay (or set aside) dividends on the Series D preferred stock for the last preceding quarterly dividend period.
Also on April 24, 2013, the Company repurchased all 400.81221 shares of the Company’s Series B Non-Cumulative Perpetual Contingent Convertible Preferred Stock, par value $1.00 per share (the “Series B preferred stock”), held by BP Holdco, L.P. pursuant to a Stock Repurchase Agreement, dated as of April 16, 2013, previously disclosed by the Company.

12.    Restructuring
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
During the second half of 2012, the Company implemented a senior executive restructuring of the Holding Company leadership and Bank management. The purpose of this restructuring was to create a more streamlined organization and to refine the Company’s cost base. To implement the new structure the Company incurred an additional severance charge

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

of $4.8 million, all during the second half of 2012. The Company expects no additional severance charges associated with this initiative.
Restructuring expenses incurred since the plans of restructuring were first implemented in 2011 totaled $14.0 million with the Private Banking segment incurring $9.5 million, and the remaining $4.5 million incurred by the Holding Company.
The following table presents a summary of the restructuring activity for the three and six months ended June 30, 2013 and 2012.

	Severance Charges	Contract Termination Fees	Professional Expenses	Other Associated Costs	Total
	(In thousands)
Accrued charges at December 31, 2011	$2,658	$211	$230	$—	$3,099
Costs incurred	(1)	—	128	8	135
Costs paid	(459)	—	(254)	(8)	(721)
Accrued charges at March 31, 2012	2,198	211	104	—	2,513
Costs incurred	22	255	183	104	564
Costs paid	(1,039)	(255)	(287)	(104)	(1,685)
Accrued charges at June 30, 2012	$1,181	$211	$—	$—	$1,392

Accrued charges at December 31, 2012	$3,517	$98	$8	$—	$3,623
Costs incurred	—	—	—	—	—
Costs paid	(736)	—	(8)	—	(744)
Accrued charges at March 31, 2013	2,781	98	—	—	2,879
Costs incurred	—	—	—	—	—
Costs paid	(604)	—	—	—	(604)
Accrued charges at June 30, 2013	$2,177	$98	$—	$—	$2,275

13.    Recent Accounting Pronouncements
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

14.    Subsequent Events
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
As of and for the three and six months ended June 30, 2013
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

Executive Summary
The Company offers a wide range of wealth management services to high net worth individuals, families, businesses and select institutions through its three reportable segments: Private Banking, Investment Management, and Wealth Advisory. This Executive Summary provides an overview of the most significant aspects of our operating segments and the Company’s operations in the second quarter of 2013. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

	Three months ended June 30,
	2013	2012	$ Change	% Change
	(In thousands, except per share data)
Total revenues	$84,755	$74,605	$10,150	14%
Provision/ (credit) for loan losses	(2,000)	1,700	(3,700)	nm
Total operating expenses	56,688	55,335	1,353	2%
Net income from continuing operations	19,516	12,330	7,186	58%
Net income attributable to noncontrolling interests	969	759	210	28%
Net income attributable to the Company	21,328	14,161	7,167	51%
Diluted earnings per share:
From continuing operations	$0.08	$0.14	$(0.06)	(43)%
From discontinued operations	$0.03	$0.03	$—	—%
Attributable to common shareholders	$0.11	$0.17	$(0.06)	(35)%
________________
nm =    not meaningful
Net income attributable to the Company was $21.3 million for the three months ended June 30, 2013, compared to $14.2 million in the same period of 2012. The Company recognized diluted earnings per share of $0.11 for the three months ended June 30, 2013, compared to diluted earnings per share of $0.17 for the same period of 2012.
Key items that affected the Company’s results in the second quarter of 2013 compared to the same period of 2012 include:

▪
The Company issued Series D preferred stock for net proceeds of $47.8 million, and at the same time repurchased all of its Series B preferred stock for $69.8 million. The repurchase of the Series B preferred stock resulted in a deemed dividend, which reduced net income available to common shareholders by $11.7 million and diluted EPS by $0.14 per share.

▪	The Bank completed the sale of its Pacific Northwest offices, recording a $10.6 million pretax gain on sale.

▪
The Company recorded a $2.0 million credit to the provision for loan losses for the three months ended June 30, 2013, compared to a provision for loan losses of $1.7 million in the same period of 2012. The credit to the provision for the three months ended June 30, 2013 was driven by recoveries of previously charged-off loan amounts, a reduction in adversely-classified loans and continued improvement in credit quality.

▪
The low interest rate environment continues to affect net interest income. Net interest margin (“NIM”) decreased 21 basis points to 3.14% for the three months ended June 30, 2013 compared to the same period in 2012. Net interest income for the three months ended June 30, 2013 was $43.9 million, a decrease of $2.7 million, or 6%, compared to the same period in 2012. This decrease was due to lower average yields on loans and investments and increased volume of deposits, partially offset by an increase in volume of the loan portfolio, lower average rates paid on the Company’s deposits and borrowings, and a decrease in volume of borrowings.

The Company’s Private Banking segment reported net income attributable to the Company of $19.2 million in the second quarter of 2013, compared to net income attributable to the Company of $13.0 million in the same period of 2012. The $6.2 million, or 48%, increase was a result of the gain on sale of the Pacific Northwest offices, the credit to the provision for loan losses in the second quarter of 2013, and increased fee-based noninterest income, offset by decreased net interest income, increased noninterest expense, and increased income tax expense for the three months ended June 30, 2013. AUM increased

$0.4 billion, or 12%, to $4.1 billion at June 30, 2013 from $3.7 billion at June 30, 2012, due to both net inflows and investment performance.
The Company’s Investment Management segment reported net income attributable to the Company of $1.2 million in the second quarter of 2013, compared to net income attributable to the Company of $0.8 million in the same period of 2012. The $0.4 million, or 57%, increase was due to increases in investment management and trust fees, partially offset by increased operating expense. Most fee-based revenue is determined based on beginning-of-period AUM data, and, as a result, the increase in investment management and trust fees was related to changes in AUM from March 31, 2012 through March 31, 2013. AUM increased $1.2 billion, or 15%, to $9.1 billion at June 30, 2013 from $8.0 billion at June 30, 2012, due to investment performance, partially offset by net outflows.
The Company’s Wealth Advisory segment reported net income attributable to the Company of $1.7 million in the second quarter of 2013, compared to net income attributable to the Company of $1.1 million in the same period of 2012. The $0.6 million, or 52%, increase was due to increases in wealth advisory fee revenue, partially offset by increased operating expenses, including a legal settlement expense, increased salaries and employee benefits expense and increased professional services expense, and income tax expense. AUM increased $1.0 billion, or 14%, to $8.5 billion at June 30, 2013 from $7.5 billion at June 30, 2012, due to positive net flows and investment performance.

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

Financial Condition

Condensed Consolidated Balance Sheets and Discussion

	June 30, 2013	December 31, 2012	Increase/ (decrease)	% Change
	(In thousands)
Assets:
Total cash and investments	$832,429	$1,050,025	$(217,596)	(21)%
Loans held for sale	12,414	308,390	(295,976)	(96)%
Total loans	4,838,713	4,814,136	24,577	1%
Less: Allowance for loan losses	80,800	84,057	(3,257)	(4)%
Net loans	4,757,913	4,730,079	27,834	1%
Goodwill and intangible assets	132,892	135,054	(2,162)	(2)%
Other assets	231,282	241,457	(10,175)	(4)%
Total assets	$5,966,930	$6,465,005	$(498,075)	(8)%
Liabilities and Equity:
Deposits	$4,576,383	$4,885,059	$(308,676)	(6)%
Deposits held for sale	—	194,084	(194,084)	(100)%
Total borrowings	673,574	668,087	5,487	1%
Other liabilities	90,035	95,386	(5,351)	(6)%
Total liabilities	5,339,992	5,842,616	(502,624)	(9)%
Redeemable noncontrolling interests	17,661	19,287	(1,626)	(8)%
Total shareholders’ equity	609,277	603,102	6,175	1%
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$5,966,930	$6,465,005	$(498,075)	(8)%

Total Assets. Total assets decreased $498.1 million, or 8%, to $6.0 billion at June 30, 2013 from $6.5 billion at December 31, 2012. This decrease was due to deposit outflows in the first half of 2013, the repurchase of the Company’s Series B preferred stock, and the sale of the Pacific Northwest banking offices, offset by the issuance of the Company’s Series D preferred stock.
Cash and Investments. Total cash and investments (consisting of cash and cash equivalents, investment securities, and stock in the FHLBs) decreased $217.6 million, or 21%, to $0.8 billion, or 14% of total assets at June 30, 2013 from $1.1 billion, or 16% of total assets at December 31, 2012. The decrease was due to the $241.1 million, or 78%, decrease in cash and cash equivalents, partially offset by the $24.9 million, or 4%, increase in investment securities. The decrease in cash and cash equivalents is the net result of short-term fluctuations in liquidity due to changes in levels of deposits, borrowings and loans outstanding. Other increases/decreases in cash during the first half of 2013 includes the repurchase of the Company’s Series B preferred stock for $69.8 million, the retirement of $10.5 million junior subordinated debt for $9.5 million, offset by the issuance of the Company’s Series D preferred stock for $47.8 million, net of issuance costs. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 11: Equity” for further details of the Company’s equity transactions.
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
Investment maturities, redemptions, principal payments, and sales of the Company’s available for sale securities provided $139.9 million of cash proceeds during the six months ended June 30, 2013, which was used to purchase new investments or fund new loans. The timing of sales and reinvestments is based on various factors, including management’s evaluation of interest rate trends, the credit risk of municipal securities and the Company’s liquidity. The Company’s available for sale investment portfolio carried a total of $5.3 million of unrealized gains and $6.4 million of unrealized losses at June 30, 2013, compared to $9.9 million of unrealized gains and $1.1 million of unrealized losses at December 31, 2012.
No impairment losses were recognized through earnings related to available for sale securities during the six months ended June 30, 2013 and 2012. The amount of investment securities in an unrealized loss position greater than 12 months as well as the total amount of unrealized losses was not significant and was primarily due to movements in interest rates since the securities were purchased. At June 30, 2013, the Company had no intent to sell any securities in an unrealized loss position at that date and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized losses.
See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 4: Investments” for further details of the Company’s investment securities.
Loans held for sale. Loans held for sale decreased $296.0 million, or 96%, to $12.4 million at June 30, 2013 from $308.4 million at December 31, 2012. $276.7 million of the December 31, 2012 loans held for sale balance, on the consolidated balance sheet, relates to the previously announced agreement to sell the Bank’s three Pacific Northwest offices. The Bank completed the sale during the second quarter of 2013. Excluding the loans held for sale related to the Pacific Northwest transaction, loans held for sale decreased $19.3 million from December 31, 2012 to June 30, 2013. In the first quarter of 2013, the Bank transferred $9.1 million of loans from its portfolio into held for sale. These residential loans were then sold during the first quarter of 2013. The balance of loans held for sale is usually related to the timing and volume of residential loans originated for sale and the ultimate sale transaction which is typically executed within a short-time following the loan origination.
Goodwill and intangible assets, net. Goodwill and intangible assets decreased $2.2 million, or 2%, to $132.9 million at June 30, 2013 from $135.1 million at December 31, 2012. The decrease is due to amortization of intangible assets. The Company tests goodwill for impairment on an annual basis and between annual dates if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value, in accordance with ASC 350, Intangibles-Goodwill and Other. Management concluded at June 30, 2013 that there were no triggering events during the six months then ended. Management will perform its annual goodwill impairment testing in the fourth quarter of 2013.
Other. Other assets, consisting of OREO, premises and equipment, fees receivable, accrued interest receivable, deferred income taxes, net, and other assets, decreased $10.2 million, or 4%, to $231.3 million at June 30, 2013 compared to $241.5 million at December 31, 2012. Decreases in deferred income taxes, net, OREO, stock in the FHLB, and other assets were offset by increases in fees receivable and premises and equipment.

OREO decreased $2.8 million, or 79%, to $0.8 million at June 30, 2013 from $3.6 million at December 31, 2012. The decrease is due to the sale of four OREO properties during the first half of 2013.
Deferred income taxes, net decreased $2.2 million, or 4%, to $60.0 million at June 30, 2013 from $62.2 million at December 31, 2012. The decrease is primarily due to current year deferred tax expense, as well as certain stock compensation awards that have expired during the first six months of 2013, net against the current year tax-effect of other comprehensive income. At June 30, 2013, no valuation allowance on the net deferred tax asset was required, other than for capital losses, due primarily to the expectation of future taxable income, the availability of historical taxable income, and the ability to recover taxes paid in the current and prior years.
Other assets, which consist primarily of Bank-Owned Life Insurance (“BOLI”), prepaid expenses, investment in partnerships, the fair value of interest rate derivatives, and other receivables, decreased $8.3 million, or 7%, to $116.6 million at June 30, 2013 from $125.0 million at December 31, 2012. $3.2 million of the December 31, 2012 other asset balance, on the consolidated balance sheet, relates to the other assets held for sale related to the Pacific Northwest transaction. The decrease is primarily due to the sale of the Pacific Northwest offices, the settlement of certain receivables, and decreases in prepaid balances, primarily related to FDIC prepaid insurance premiums, slightly offset by changes in the fair value of other investments.
Deposits. Total deposits decreased $308.7 million, or 6%, to $4.6 billion, at June 30, 2013 from $4.9 billion at December 31, 2012. Deposit balances declined during the first half of 2013 due to expected outflows from several client accounts with high balances at year end 2012.
The following table presents the composition of the Company’s deposits at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Balance	as a % of total	Balance	as a % of total
	(In thousands)
Demand deposits	$1,162,892	25%	$1,349,594	28%
NOW	427,718	9%	482,647	10%
Savings	69,599	2%	87,054	2%
Money market	2,281,161	50%	2,297,847	47%
Certificates of deposit under $100,000	191,225	4%	211,032	4%
Certificates of deposit of $100,000 or greater	443,788	10%	456,885	9%
Total deposits (1)	$4,576,383	100%	$4,885,059	100%
____________

(1)	Does not include deposits held for sale of none at June 30, 2013 and $194.1 million at December 31, 212.
Borrowings. Total borrowings (consisting of securities sold under agreements to repurchase, federal funds purchased, FHLB borrowings, and junior subordinated debentures) increased $5.5 million, or 1%, to $673.6 million at June 30, 2013 from $668.1 million at December 31, 2012. Federal funds purchased increased to $65.0 million at June 30, 2013 from none at December 31, 2012. From time to time, the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. FHLB borrowings increased $40.6 million, or 10%, to $448.7 million at June 30, 2013 from $408.1 million at December 31, 2012. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth and to manage interest rate risk, but can also be used as an additional source of liquidity for the Bank. Repurchase agreements decreased $89.6 million, or 77%, to $26.7 million at June 30, 2013 from $116.3 million at December 31, 2012. Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature. In addition the Company repurchased $10.5 million of the junior subordinated debentures during the first half of 2013.
Other. Other liabilities, which consist primarily of accrued interest, accrued bonus, the fair value of interest rate derivatives, and other accrued expenses decreased $5.4 million, or 6%, to $90.0 million at June 30, 2013 from $95.4 million at December 31, 2012. The decrease is primarily due to payments on 2012 accrued compensation and other payables.

Loan Portfolio and Credit Quality
Loans. Total portfolio loans increased $24.6 million, or 1%, to $4.8 billion, or 81%, of total assets at June 30, 2013, from $4.8 billion, or 74%, of total assets at December 31, 2012. Increases in residential loans of $32.3 million, or 2%, construction and land loans of $12.7 million, or 9%, and home equity and other consumer loans of $2.0 million or 1%, were partially offset by decreases in commercial real estate loans of $12.7 million, or 1% and commercial and industrial loans of $9.7 million, or 1%.
Geographic concentration. The following table presents the Bank’s outstanding loan balance concentrations at June 30, 2013 based on the location of the lender’s regional offices. Loans from the Holding Company to certain principals of the Company’s affiliates and relating to the sale of a previous affiliate, and loans at the Company’s non-banking segments are identified as “Other, net.”

	Commercial and Industrial		Commercial Real Estate		Construction and Land		Residential		Home Equity and Other Consumer
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
New England	$670,377	84%	$622,529	37%	$104,451	69%	$1,172,993	61%	$221,121	80%
San Francisco Bay	72,511	9%	622,743	37%	34,073	23%	452,344	23%	40,729	15%
Southern California	53,745	7%	433,396	26%	11,721	8%	313,031	16%	12,764	5%
Other, net	—	—%	—	—%	—	—%	—	—%	185	—%
Total	$796,633	100%	$1,678,668	100%	$150,245	100%	$1,938,368	100%	$274,799	100%
The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $80.8 million and $84.1 million at June 30, 2013 and December 31, 2012, respectively.
The allowance for loan losses at June 30, 2013 decreased $3.3 million, or 4%, from December 31, 2012 due to net charge-offs, primarily in the first quarter, and a provision credit of $2.0 million. The provision credit of $2.0 million was recorded during the second quarter of 2013 due primarily to the decline in adversely-classified loans, continued positive trends in net loan loss experience, net recoveries during the second quarter, and the change in the mix of the loan portfolio, offset by an increase in total loans. The allowance for loan losses as a percentage of total loans decreased 8 basis points to 1.67% at June 30, 2013 from 1.75% at December 31, 2012. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 7: Allowance for Loan Losses” for an analysis of the Company’s allowance for loan losses.
An analysis of the risk in the loan portfolio, as well as management judgment, is used to determine the estimated appropriate amount of the allowance for loan losses. The Company’s allowance for loan losses is comprised of three primary components (general reserve, allocated reserves on non-impaired special mention and substandard loans, and allocated reserves on impaired loans). In addition, the unallocated portion of the allowance for loan losses, which is not considered a significant component of the overall allowance for loan losses, primarily relates to the inherent imprecision and and potential volatility of the allowance for loan losses calculation and the qualitative judgments involved. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 7: Allowance for Loan Losses” and the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for further information.

The following table presents a summary of loans charged-off, net of recoveries, by geography for the three and six months ended June 30, 2013 and 2012. The geography assigned to the Private Banking data is based on the location of the lender’s regional offices.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Net loans (charged-off)/ recovered:
New England	$(864)	$(576)	$(2,100)	$(917)
San Francisco Bay	175	117	(1,333)	(1,863)
Southern California	1,203	(38)	2,176	(110)
Pacific Northwest	—	(51)	—	130
Total net loans (charged-off)/ recovered	$514	$(548)	$(1,257)	$(2,760)
Net recoveries of $0.5 million were recorded in the second quarter of 2013, compared to $0.5 million of net charge-offs in the same period of 2012. The Company believes that commercial loans, which include construction and land loans, commercial real estate, and commercial and industrial loans, represent the greatest risk of loss due to the size and nature of these loans and the related collateral. Local economic and business conditions in the markets where our Bank offices are located have a significant impact on our commercial loan customers and their ability to service their loans. Of the $1.3 million in net charge-offs recorded in the six months of 2013, $1.4 million were on residential loans, $1.2 million were on commercial real estate loans, and $0.4 million were on home equity and consumer loans, offset by net recoveries of $1.0 million on commercial and industrial loans and $0.7 million on construction and land loans.
Nonperforming assets. The Company’s nonperforming assets include nonaccrual loans and OREO. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of deeds in lieu of foreclosure. In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Such restructured loans are generally included in impaired loans. Nonperforming assets decreased $11.3 million, or 18%, to $53.1 million, or 0.89% of total assets at June 30, 2013, from $64.4 million, or 1.00% of total assets at December 31, 2012.
The following table presents a rollforward of nonaccrual loans for the three and six months ended June 30, 2013 and 2012:

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Nonaccrual loans, beginning of period	$73,026	$72,666	$60,745	$68,109
Transfers in to nonaccrual status	4,271	9,721	27,866	29,332
Transfers out to OREO	(105)	(903)	(105)	(903)
Transfers out to accrual status	(1,532)	(2,429)	(6,259)	(11,196)
Charge-offs	(1,298)	(4,343)	(4,138)	(7,220)
Paid off/ paid down	(22,073)	(7,355)	(25,820)	(10,765)
Nonaccrual loans, end of period	$52,289	$67,357	$52,289	$67,357

The following table presents a summary of the Private Banking credit quality by geography, based on the location of the lender’s regional offices:

	June 30, 2013	December 31, 2012
	(In thousands)
Nonaccrual loans:
New England	$25,361	$28,307
San Francisco Bay	19,379	25,105
Southern California	7,549	7,333
Total nonaccrual loans	$52,289	$60,745
Loans 30-89 days past due and accruing (1):
New England (2)	$7,433	$20,751
San Francisco Bay	3,504	11,771
Southern California	605	13,854
Total loans 30-89 days past due	$11,542	$46,376
Accruing substandard loans:
New England	$17,657	$27,551
San Francisco Bay	43,460	49,854
Southern California	8,656	12,724
Total accruing substandard loans	$69,773	$90,129
_____________________

(1)	Does not include one 30-89 day delinquent loan held for sale totaling $0.3 million as of December 31, 2012.

(2)
In addition to loans 30-89 days past due and accruing, the Company had one loan totaling less than $0.1 million that was 90 days or greater past due but still on accrual status as of June 30, 2013, and three loans totaling $3.6 million as of December 31, 2012. These loans originated in the New England region.

Of the $52.3 million of loans on nonaccrual status at June 30, 2013, $29.1 million, or 55%, had a current payment status; $1.9 million, or 4%, were 30-89 days past due, and $21.3 million, or 41%, were 90 days or more past due. Of the $60.7 million of nonaccrual loans at December 31, 2012, $38.4 million, or 63%, had a current payment status, $11.0 million, or 18%, were 30-89 days past due, and $11.3 million, or 19%, were 90 days or more past due. In these situations, despite the loan’s current payment status, if the Bank has reason to believe it may not collect all principal and interest on the loan in accordance with the related contractual terms, the Bank will generally discontinue the accrual of interest income and will generally apply any payments received to principal. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 6: Loan Portfolio and Credit Quality” for additional detail on the payment status of nonaccrual loans.

The following table presents a summary of the Private Banking credit quality by loan type. The loan type assigned to the Private Banking credit quality data is based on the purpose of the loan.

	June 30, 2013	December 31, 2012
	(In thousands)
Nonaccrual loans:
Commercial and industrial	$4,227	$4,337
Commercial real estate	32,596	41,696
Construction and land	4,877	2,213
Residential	10,490	11,744
Home equity and other consumer	99	755
Total nonaccrual loans	$52,289	$60,745
Loans 30-89 days past due and accruing (1):
Commercial and industrial (2)	$3,236	$10,894
Commercial real estate	4,963	7,903
Construction and land	83	3,258
Residential	2,088	23,412
Home equity and other consumer	1,172	909
Total loans 30-89 days past due	$11,542	$46,376
Accruing substandard loans:
Commercial and industrial	$9,477	$9,062
Commercial real estate	42,516	63,953
Construction and land	4,054	7,369
Residential	12,054	8,072
Home equity and other consumer	1,672	1,673
Total accruing substandard loans	$69,773	$90,129
_____________________

(1)
In addition to loans 30-89 days past due and accruing, the Company had one construction and land loan totaling less than $0.1 million that was 90 days or greater past due but still on accrual status at June 30, 2013. As of December 31, 2012, the Company had one commercial and industrial loan totaling $0.3 million, one commercial real estate loan totaling $3.2 million, and one construction and land loan totaling less than $0.1 million that were more than 90 days past due but still on accrual status.

(2)	Does not include one loan held for sale, 30-89 days past due and accruing, totaling $0.3 million as of December 31, 2012.
Nonaccrual and delinquent loans are affected by many factors including economic and business conditions, such as interest rates and unemployment levels, and real estate collateral values, among others. In periods of prolonged economic declines, borrowers may become more severely impacted over time as liquidity levels decline and the borrower’s ability to continue to make payments deteriorates. With respect to real estate collateral values, the decline from the peak, as well as the value of the real estate at the time of origination versus the current value can impact the level of problem loans. For instance, if the loan to value ratio at the time of renewal has increased due to the decline in the real estate value since origination, the loan may no longer meet the Bank’s underwriting standards and may be considered for classification as a problem loan dependent upon a review of risk factors.
Delinquencies. At June 30, 2013, accruing loans with an aggregate balance of $11.5 million, or 0.24% of total loans, were 30-89 days past due, a decrease of $34.8 million, or 75%, compared to $46.4 million, or 0.96%, of total loans, at December 31, 2012. Loan delinquencies are generally the result of deteriorating economic conditions of the region and the resulting liquidity impact upon the client. The payment performance of delinquent clients can vary from month to month. Further deterioration in the credit condition of these delinquent loans could lead to the loans going to nonaccrual status and/or being downgraded. Downgrades would generally result in additional provision for loan losses. If the loan is put on nonaccrual status, the loan would generally be considered impaired and an impairment analysis would be performed to determine the amount of impairment, if any. Based on the impairment analysis, the provision could be higher or lower than the amount of provision associated with a loan prior to its classification as impaired. Past due loans may be included with accruing substandard loans.
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest in accordance with the contractual terms of the loan agreement is in doubt. When management determines that it is probable that the Bank will not collect all principal or interest on a loan in accordance with the original loan terms, or in accordance with its restructured terms if the loan is a TDR, the loan is designated as impaired. Impaired loans are generally included within the balance of nonaccrual loans. Impaired loans totaled $76.4 million as of June 30, 2013, a decrease of $5.1 million, or 6%, compared to $81.5 million as of December 31, 2012. As of June 30, 2013, $39.3 million of the impaired loans had $4.3 million in specific reserve allocations. The remaining $37.1 million of impaired loans did not have specific reserve allocations due to the adequacy of collateral, prior charge-offs taken, or interest collected and applied to principal. As of December 31, 2012, $34.1 million of impaired loans had $3.4 million in specific reserve allocations, and the remaining $47.4 million of impaired loans did not have specific reserve allocations.
Loans that are designated as impaired require an analysis to determine the amount of impairment, if any. Impairment would be indicated as a result of the carrying value of the loan exceeding the estimated collateral value, less costs to sell, for collateral dependent loans or the net present value of the projected cash flows, discounted at the loan’s contractual effective interest rate, for loans not considered to be collateral dependent. Generally, shortfalls on collateral dependent loans would result in the impairment amount being charged-off to the allowance for loan losses, and shortfalls on cash flow dependent loans may be carried as specific reserve allocations unless a known loss is determined to have occurred, in which case such known loss is charged-off.
In certain instances, although very infrequent, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were less than $0.1 million of loans past due 90 days or more and still accruing interest at June 30, 2013 and $3.6 million at December 31, 2012.
The Bank’s general policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six consecutive months). For troubled debt restructured loans (“TDRs”), a return to accrual status generally requires timely payments for a period of six months in accordance with restructured terms, along with meeting other criteria.
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/ or principal forgiveness. TDRs totaled $57.6 million and $54.5 million at June 30, 2013 and December 31, 2012, respectively. Of the $57.6 million in TDRs at June 30, 2013, $29.3 million were on accrual status. Of the $54.5 million in TDRs at December 31, 2012, $26.7 million were on accrual status.
The Bank continues to evaluate the underlying collateral of each nonaccrual loan and pursue the collection of interest and principal. Where appropriate, the Bank obtains updated appraisals on collateral. Please refer to Part I. Item 1. “Financial Statements and Supplementary Data—Note 6: Loans Receivable” for further information on nonaccruing loans.
Potential Problem Loans. Loans that evidence weakness or potential weakness related to repayment history, the borrower’s financial condition, or other factors are reviewed by the Bank’s management to determine if the loan should be adversely classified. Delinquent loans may or may not be adversely classified depending upon management’s judgment with respect to each individual loan. The Bank classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators. Potential problem loans consist of substandard accruing loans that were less than 90 days past due, but where known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in classification of such loans as nonperforming at some time in the future. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Triggering events for loan downgrades include updated appraisal information, inability of borrowers to cover debt service payments, loss of tenants or notification by the tenant of non-renewal of lease, inability of borrowers to sell completed construction projects, and the inability of borrowers to sell properties. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, be restructured, or require increased allowance coverage and provision for loan losses.

The Company has identified approximately $69.8 million in potential problem loans as of June 30, 2013, a decrease of $20.3 million, or 23%, compared to $90.1 million as of December 31, 2012. This decrease was primarily due to potential problem commercial real estate loans which declined $21.5 million, or 34%, to $42.5 million as of June 30, 2013 compared to $64.0 million as of December 31, 2012. Numerous factors impact the level of potential problem loans including economic conditions and real estate values. These factors affect our borrowers’ liquidity and, in some cases, our borrowers’ ability to comply with loan covenants such as debt service coverage. When there is a loss of a major tenant in a commercial real estate building, the appraised value of the building generally declines. Loans may be downgraded when this occurs as a result of the additional risk to the borrower in obtaining a new tenant in a timely manner and negotiating a lease with similar or better terms than the previous tenant. In many cases, these loans are still current and paying as agreed, although future performance may be impacted.
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
At June 30, 2013, the Company’s cash and cash equivalents amounted to $67.7 million. The Holding Company’s cash and cash equivalents amounted to $41.8 million at June 30, 2013. In April 2013, the Holding Company issued $50.0 million in Series D preferred stock for net proceeds of $47.8 million, and repurchased its Series B preferred stock for approximately $69.8 million in cash.
In the third and fourth quarters of 2013, the Company expects to repurchase $26.8 million of its junior subordinated debentures, which represents the debentures issued by trusts from three of the Bank’s legacy banks: the Gibraltar Financial Statutory Trust I, the First State (CA) Statutory Trust I, and the Charter Financial Trust I. For further information on these junior subordinated debentures, see Part II. Item 8. “Financial Statements and Supplementary Data – Note 13: Junior Subordinated Debentures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
Management believes that the Company and the Holding Company have adequate liquidity to meet their commitments for the foreseeable future.
Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At June 30, 2013, consolidated cash and cash equivalents and securities available for sale, less securities pledged against current borrowings, amounted to $0.7 billion, or 13% of total assets, compared to $0.9 billion, or 14% of total assets at December 31, 2012.
The Company’s consolidated cash and cash equivalents and securities available for sale, less securities pledged decreased $0.1 billion, or 14%, in the first six months of 2013. This decrease is primarily due to the decrease in deposits. Future loan growth may depend upon the Company’s ability to grow its core deposit levels. In addition, the Company has access to available borrowings through the FHLB totaling $800.0 million as of June 30, 2013 compared to $794.4 million at December 31, 2012. Combined, this liquidity totals $1.6 billion, or 26% of assets and 34% of total deposits as of June 30, 2013 compared to $1.7 billion, or 26% of assets and 34% of total deposits as of December 31, 2012.
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

Holding Company Liquidity. The Company and some of the Company’s majority-owned affiliates hold put and call options that would require the Company to purchase (and the majority-owned affiliates to sell) the remaining noncontrolling interests in these companies at the then fair value generally as determined by the respective agreements. At June 30, 2013, the estimated maximum redemption value for these affiliates related to outstanding put options was $17.7 million, all of which could be redeemed within the next 12 months, under certain circumstances, and is classified on the consolidated balance sheets as redeemable noncontrolling interests. These put and call options are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data - Note 14: Noncontrolling Interests” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
The Holding Company’s primary sources of funds are dividends from its affiliates, access to the capital and debt markets, and private equity investments. The Holding Company recognized $4.5 million in net income from discontinued operations during the six months ended June 30, 2013. The majority of this amount related to a revenue sharing agreement with Westfield Capital Management Company, LLC (“Westfield”). Other than the revenue sharing agreement with Westfield, divestitures are not ongoing sources of funds for the Holding Company. Dividends from the Bank are limited by various regulatory requirements relating to capital adequacy and retained earnings. See Part II. Item 5. “Market for Registrant’s Common Equity, Related Stockholders Matters, and Issuers Purchases of Equity Securities” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for further details.
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
The Company is required to pay interest quarterly on its junior subordinated debentures. Since 2010, the Company has been a party to an interest rate swap to hedge a portion of the cash flow associated with a junior subordinated debenture which converted from a fixed rate to a floating rate on December 30, 2010. The estimated cash outlay for the remaining six months of 2013 for the interest payments, including the effect of the cash flow hedge, is approximately $2.2 million based on the debt outstanding as of the date of this filing and estimated LIBOR.
The Company is required to pay cash dividends quarterly on its Series D preferred stock, issued in April 2013, at 6.95% per annum. The estimated cash outlay for the remaining six months of 2013 for the Series D preferred stock dividend payments is approximately $1.7 million.
The Company presently plans to pay cash dividends on its common stock on a quarterly basis dependent upon a number of factors such as profitability, Holding Company liquidity, and the Company’s capital levels. However, the ultimate declaration of dividends by the board of directors of the Company will depend on consideration of, among other things, recent financial trends and internal forecasts, regulatory limitations, alternative uses of capital deployment, general economic conditions, and pending regulatory changes to capital requirements. In January 2013, the Company increased its quarterly dividend from $0.01 per share to $0.05 per share. In July 2013, the Company increased its quarterly dividend to $0.07 per share. Based on the current dividend rate and estimated shares outstanding, the Company estimates the amount to be paid out in the remaining six months of 2013 for dividends to common shareholders will be approximately $11.1 million. In April 2013, the Company’s repurchased all of its Series B preferred stock and therefore will not pay additional dividends on these shares.
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

From time to time, the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. At June 30, 2013, the Bank had unused federal fund lines of credit totaling $171.0 million with correspondent institutions to provide immediate access to overnight borrowings. At June 30, 2013, the Bank had outstanding borrowings of $65.0 million under these federal fund lines. At December 31, 2012, Bank had unused federal fund lines of credit totaling $236.0 million with correspondent institutions to provide immediate access to overnight borrowings.
If the Bank was no longer able to utilize the FHLB for borrowing, collateral currently used for FHLB borrowings could be transferred to other facilities such as the Federal Reserve’s discount window. In addition, the Bank could increase its usage of brokered deposits. Other borrowing arrangements may have higher rates than the FHLB would typically charge.

Capital Resources
Total shareholders’ equity at June 30, 2013 was $609.3 million, compared to $603.1 million at December 31, 2012, an increase of $6.2 million, or 1%. The increase in shareholders’ equity was primarily the result of net income and stock compensation, partially offset by dividends paid and the net result of issuance of the Series D preferred stock and the repurchase of the Series B preferred stock.
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
To be categorized as “well capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the regulatory capital and capital ratios table, below. In addition, the Company and the Bank cannot be subject to any written agreement, order or capital directive or prompt corrective action to be considered “well capitalized.” Both the Company and the Bank maintain capital at levels that would be considered “well capitalized” as of June 30, 2013 under the applicable regulations.

The following table presents the Company’s and the Bank’s amount of regulatory capital and related ratios as of June 30, 2013 and December 31, 2012. Also presented are the capital guidelines established by the Federal Reserve, which pertain to the Company, and by the FDIC, which pertains to the Bank. To be categorized as “adequately capitalized” or “well capitalized,” the Company and the Bank must be in compliance with these ratios as long as the Company and/or the Bank are not subject to any written agreement, order, capital directive, or prompt corrective action directive. The Federal Reserve, the FDIC, and the Massachusetts Commissioner of Banks may impose higher capital ratios than those listed below based on the results of regulatory exams.

	Actual		For capital adequacy purposes (at least)		To be well capitalized under prompt corrective action provisions (at least)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of June 30, 2013
Total risk-based capital
Company	$682,336	15.58%	$350,355	8.00%	$437,944	10.00%
Boston Private Bank	617,356	14.20	347,925	8.00	434,906	10.00
Tier I risk-based capital
Company	627,202	14.32	175,177	4.00	262,766	6.00
Boston Private Bank	562,645	12.94	173,962	4.00	260,944	6.00
Tier I leverage capital
Company	627,202	10.44	240,327	4.00	300,408	5.00
Boston Private Bank	562,645	9.47	237,733	4.00	297,166	5.00

As of December 31, 2012
Total risk-based capital
Company	$676,206	14.61%	$370,223	8.00%	$462,779	10.00%
Boston Private Bank	594,422	12.94	367,522	8.00	459,402	10.00
Tier I risk-based capital
Company	617,965	13.35	185,112	4.00	277,667	6.00
Boston Private Bank	536,649	11.68	183,761	4.00	275,641	6.00
Tier I leverage capital
Company	617,965	9.94	248,692	4.00	310,865	5.00
Boston Private Bank	536,649	8.73	245,755	4.00	307,194	5.00
Bank regulatory authorities restrict the Bank from lending or advancing funds to, or investing in the securities of, the Company. Further, these authorities restrict the amounts available for the payment of dividends by the Bank to the Company.
As of June 30, 2013, the Company has sponsored the creation of, or assumed sponsorship of, five statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. In accordance with ASC 810-10-55, Consolidation - Overall - Implementation Guidance and Illustrations - Variable Interest Entities, these statutory trusts created by, or assumed by, the Company are not consolidated into the Company’s financial statements; however, the Company reflects the amounts of junior subordinated debentures payable to the preferred stockholders of statutory trusts as debt in its financial statements. As of June 30, 2013, all $126.0 million of the net balance of these trust preferred securities qualified as Tier I capital. As of December 31, 2012, all $136.5 million of the net balance of these trust preferred securities qualified as Tier I capital.

Results of operations for the three and six months ended June 30, 2013 versus June 30, 2012
Net Income. The Company recorded net income from continuing operations for the three and six months ended June 30, 2013 of $19.5 million and $31.9 million, respectively, compared to $12.3 million and $21.1 million, respectively, for the same periods in 2012. Net income attributable to the Company, which includes income from both continuing and discontinued operations, for the three and six months ended June 30, 2013 was $21.3 million and $34.5 million, respectively, compared to $14.2 million and $23.7 million, respectively, for the same periods in 2012.
The Company recognized diluted EPS from continuing operations for the three and six months ended June 30, 2013 of $0.08 and $0.21 per share, respectively, compared to $0.14 and $0.23 per share, respectively, for the same periods in 2012. Diluted EPS attributable to common shareholders, which includes both continuing and discontinued operations, for the three and six months ended June 30, 2013 was $0.11 and $0.26 per share, respectively, compared to $0.17 and $0.28 per share, respectively, for the same periods in 2012. Net income from continuing operations in both 2013 and 2012 was offset by charges that reduce income available to common shareholders. The second quarter 2013 repurchase of the Series B preferred stock for $69.8 million resulted in a deemed dividend, which reduced net income available to common shareholders by $11.7 million and diluted EPS by $0.14 per share. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 2: Earnings Per Share” for further detail on these charges to income available to common shareholders.
The following discussions are based on the Company’s continuing operations, unless otherwise stated.
The following table presents selected financial highlights:

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2013	2012		2013	2012
	(In Thousands)
Net interest income	$43,899	$46,596	(6)%	$88,175	$91,364	(3)%
Fees and other income	40,856	28,009	46%	71,452	55,463	29%
Total revenue	84,755	74,605	14%	159,627	146,827	9%
Provision/ (credit) for loan losses	(2,000)	1,700	nm	(2,000)	5,700	(135)%
Operating expense	56,688	55,335	2%	113,252	110,962	2%
Income tax expense	10,551	5,240	101%	16,448	9,091	81%
Net income from continuing operations	19,516	12,330	58%	31,927	21,074	51%
Net income from discontinued operations	2,781	2,590	7%	4,503	4,144	9%
Less: Net income attributable to noncontrolling interests	969	759	28%	1,899	1,552	22%
Net income attributable to the Company	$21,328	$14,161	51%	$34,531	$23,666	46%
Net interest income. Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference between the average rate earned on total interest-earning assets and the average rate paid on total interest-bearing liabilities. NIM is the amount of net interest income, on a fully taxable-equivalent (“FTE”) basis, expressed as a percentage of average interest-earning assets. The average rate earned on earning assets is the amount of annualized taxable equivalent interest income expressed as a percentage of average earning assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities. When credit quality declines and loans are placed on nonaccrual status, NIM can decrease because the same assets are earning less income. Loans that are graded substandard but are still accruing interest income of $69.8 million at June 30, 2013 could be placed on nonaccrual status if their credit quality declines further.
Net interest income for the three months ended June 30, 2013 was $43.9 million, a decrease of $2.7 million, or 6%, compared to the same period in 2012. The decrease for the three months is due to lower average yields on loans and investments and increased volume of deposits, partially offset by an increase in volume of the loan portfolio, lower average rates paid on the Company’s deposits and borrowings, and a decrease in volume of borrowings. The NIM was 3.14% and 3.35% for the three months ended June 30, 2013 and 2012, respectively. Net interest income for the six months ended June 30, 2013 was $88.2 million, a decrease of $3.2 million, or 3%, compared to the same period in 2012. The decrease for the six months is due to lower average yields on loans and investments and increased volume of deposits, partially offset by an increase in volume of the loan portfolio, lower average rates paid on the Company’s deposits and borrowings, and a decrease in volume of borrowings. For the six months ended June 30, 2013, NIM was 3.12%, a decrease of 19 basis points compared to the same period in 2012.
The following table presents the composition of the Company’s NIM on a FTE basis for the three and six months ended June 30, 2013 and 2012; however, the discussion following these tables reflects non-FTE data.

	Average Balance		Interest Income/Expense		Average Yield/Rate
(In Thousands)	As of and for the three months ended June 30,
AVERAGE BALANCE SHEET:	2013	2012	2013	2012	2013	2012
AVERAGE ASSETS
Interest-Earning Assets:
Cash and Investments (1):
Taxable investment securities	$208,717	$337,933	$493	$1,078	0.94%	1.28%
Non-taxable investment securities (2)	204,219	186,030	1,196	1,174	2.34%	2.52%
Mortgage-backed securities	294,976	245,043	1,340	1,604	1.82%	2.62%
Federal funds sold and other	152,037	122,977	175	72	0.46%	0.24%
Total Cash and Investments	859,949	891,983	3,204	3,928	1.49%	1.76%
Loans: (3)
Commercial and Construction (2)	2,702,401	2,691,458	31,855	34,470	4.66%	5.15%
Residential	1,963,701	1,926,628	16,097	17,979	3.28%	3.73%
Home Equity and Other Consumer	271,063	292,353	1,984	2,336	2.94%	3.23%
Total Loans	4,937,165	4,910,439	49,936	54,785	4.02%	4.48%
Total Earning Assets	5,797,114	5,802,422	53,140	58,713	3.64%	4.06%
Less: Allowance for Loan Losses	83,711	100,236
Cash and due from Banks (non-interest bearing)	43,143	73,153
Other Assets (4)	380,462	405,340
TOTAL AVERAGE ASSETS	$6,137,008	$6,180,679
AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits (5):
Savings and NOW	$523,229	$501,759	$107	$201	0.08%	0.16%
Money Market	2,272,302	2,067,625	1,627	2,147	0.29%	0.42%
Certificates of Deposits	669,996	837,295	1,386	2,087	0.85%	1.00%
Total Deposits	3,465,527	3,406,679	3,120	4,435	0.37%	0.52%
Junior Subordinated Debentures	133,605	177,566	1,156	1,690	3.42%	3.77%
FHLB Borrowings and Other	584,030	707,315	2,950	4,187	2.00%	2.34%
Total Interest-Bearing Liabilities	4,183,162	4,291,560	7,226	10,312	0.69%	0.96%
Noninterest Bearing Demand Deposits	1,212,127	1,190,428
Payables and Other Liabilities (4)	116,744	109,578
Total Average Liabilities	5,512,033	5,591,566
Redeemable Noncontrolling Interests	15,966	20,254
Average Shareholders’ Equity	609,009	568,859
TOTAL AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY	$6,137,008	$6,180,679
Net Interest Income - on a FTE Basis			$45,914	$48,401
FTE Adjustment (2)			2,015	1,805
Net Interest Income (GAAP Basis)			$43,899	$46,596
Interest Rate Spread					2.95%	3.10%
Net Interest Margin					3.14%	3.35%

	Average Balance		Interest Income/Expense		Average Yield/Rate
(In Thousands)	As of and for the six months ended June 30,
AVERAGE BALANCE SHEET:	2013	2012	2013	2012	2013	2012
AVERAGE ASSETS
Interest-Earning Assets:
Cash and Investments (1):
Taxable investment securities	$203,873	$357,533	$1,007	$2,335	0.99%	1.31%
Non-taxable investment securities (2)	204,734	190,220	2,487	2,497	2.43%	2.63%
Mortgage-backed securities	306,268	248,516	2,742	3,206	1.79%	2.58%
Federal funds sold and other	159,976	126,477	351	221	0.44%	0.35%
Total Cash and Investments	874,851	922,746	6,587	8,259	1.51%	1.79%
Loans: (3)
Commercial and Construction (2)	2,753,758	2,641,302	63,844	67,164	4.61%	5.11%
Residential	1,983,662	1,892,347	33,025	35,806	3.33%	3.78%
Home Equity and Other Consumer	269,635	306,260	3,971	5,096	2.97%	3.35%
Total Loans	5,007,055	4,839,909	100,840	108,066	4.02%	4.48%
Total Earning Assets	5,881,906	5,762,655	107,427	116,325	3.64%	4.05%
Less: Allowance for Loan Losses	84,019	98,854
Cash and due from Banks (non-interest bearing)	42,579	88,808
Other Assets (4)	385,142	431,091
TOTAL AVERAGE ASSETS	$6,225,608	$6,183,700
AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits (5):
Savings and NOW	$549,873	$517,291	$239	$532	0.09%	0.21%
Money Market	2,329,515	2,020,871	3,713	4,283	0.32%	0.43%
Certificates of Deposits	674,367	882,885	2,954	4,523	0.91%	1.03%
Total Deposits	3,553,755	3,421,047	6,906	9,338	0.40%	0.55%
Junior Subordinated Debentures	135,311	179,355	2,310	3,443	3.39%	3.80%
FHLB Borrowings and Other	560,878	708,463	6,015	8,566	2.13%	2.39%
Total Interest-Bearing Liabilities	4,249,944	4,308,865	15,231	21,347	0.72%	0.99%
Noninterest Bearing Demand Deposits	1,238,320	1,175,414
Payables and Other Liabilities (4)	112,333	111,551
Total Average Liabilities	5,600,597	5,595,830
Redeemable Noncontrolling Interests	16,697	20,886
Average Shareholders’ Equity	608,314	566,984
TOTAL AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY	$6,225,608	$6,183,700
Net Interest Income - on a FTE Basis			$92,196	$94,978
FTE Adjustment (2)			4,021	3,614
Net Interest Income (GAAP Basis)			$88,175	$91,364
Interest Rate Spread					2.92%	3.06%
Net Interest Margin					3.12%	3.31%

________________________

(1)	Investments classified as available for sale are shown in the average balance sheet at amortized cost.

(2)	Interest income on non-taxable investments and loans is presented on a FTE basis using statutory rates. The discussion following these tables reflects non-FTE data.

(3)	Includes loans held for sale and nonaccrual loans.

(4)	Includes assets and liabilities of discontinued operations, if any.

(5)	Includes deposits held for sale.

Interest and Dividend Income. Interest and dividend income for the three months ended June 30, 2013 was $51.1 million, a decrease of $5.8 million, or 10%, compared to the same period in 2012. Interest and dividend income for the six months ended June 30, 2013 was $103.4 million, a decrease of $9.3 million, or 8%, compared to the same period in 2012. The decrease was primarily due to lower yields on loans and investments, partially offset by increased average loan volume, and a shift in the mix of interest-bearing assets from cash and investments into the loan portfolio.
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
Interest income on commercial loans (including construction loans), on a non-FTE basis, for the three months ended June 30, 2013 was $30.3 million, a decrease of $2.8 million, or 9%, compared to the same period in 2012 as a result of a 52 basis point decrease in the average yield. For the six months ended June 30, 2013, commercial interest income was $60.7 million, a decrease of $3.8 million, or 6%, compared to the same period in 2012 as a result of a 52 basis point decrease in the average yield, partially offset by a 4% increase in the average balance. The increase in the average balance is related to the organic growth of the commercial loan portfolio at the Bank, as discussed above in Part I. Item 2. “Management’s Discussion and Analysis - Loan Portfolio and Credit Quality.” The decrease in the average yield is the result of market conditions leading to lower rates due to competition for higher quality loans.
Interest income on residential mortgage loans for the three months ended June 30, 2013 was $16.1 million, a decrease of $1.9 million, or 10%, compared to the same period in 2012 as a result of a 45 basis point decrease in the average yield, partially offset by a 2% increase in the average balance. For the six months ended June 30, 2013, residential mortgage interest income was $33.0 million, a decrease of $2.8 million, or 8%, compared to the same period in 2012 as a result of a 45 basis point decrease in the average yield, partially offset by a 5% increase in the average balance. The decrease in the average yield was primarily due to adjustable rate mortgage (“ARM”) loans repricing to lower rates, clients refinancing into lower rates and new loan originations at historically low rates. The decline in U.S. Treasury yields over the repricing periods, the index to which the ARMs are typically linked, has decreased the yields on these mortgage loans. The increase in the average balances was due to the organic growth of the residential loan portfolio at the Bank.
Interest income on home equity and other consumer loans for the three months ended June 30, 2013 was $2.0 million, a decrease of $0.4 million, or 16%, compared to the same period in 2012, as a result of a 29 basis point decrease in the average yield and a 7% decrease in the average balance. For the six months ended June 30, 2013, home equity and other consumer loan interest income was $4.0 million, a decrease of $1.1 million, or 22%, compared to the same period in 2012 as a result of a 38 basis point decrease in the average yield and a 12% decrease in the average balance. The decrease in average yield is primarily due to lower market rates on consumer loans. The decrease in average balance reflects lower client demand.
Investment income, on a non-FTE basis, for the three months ended June 30, 2013 was $2.8 million, a decrease of $0.7 million, or 21%, compared to the same period in 2012, as a result of a 26 basis point decrease in the average yield and a 4% decrease in the average balance. For the six months ended June 30, 2013, investment income was $5.7 million, a decrease of $1.6 million, or 22%, compared to the same period in 2012, as a result of a 29 basis point decrease in the average yield and a a 5% decrease in the average balance. The decrease in the average balance is primarily due to timing and volume of deposit balances as compared to the level of loans outstanding. Investment decisions are made based on anticipated liquidity, loan demand, and asset-liability management considerations.
Interest expense. Interest expense on deposits and borrowings for the three months ended June 30, 2013 was $7.2 million, a decrease of $3.1 million, or 30%, compared to the same period in 2012. For the six months ended June 30, 2013, interest expense on deposits and borrowings was $15.2 million , a decrease of $6.1 million, or 29% compared to the same period in 2012.

Interest expense on deposits for the three months ended June 30, 2013 was $3.1 million, a decrease of $1.3 million, or 30%, compared to the same period in 2012, as a result of a 15 basis point decrease in the average rate paid, partially offset by a 2% increase in the average balance. For the six months ended June 30, 2013, interest expense on deposits was $6.9 million, a decrease of $2.4 million, or 26%, compared to the same period in 2012, as a result of a 15 basis point decrease in the average rate paid, partially offset by a 4% increase in the average balance. The decrease in the average rates paid was primarily due to the Bank’s ability to lower interest rates on all account types due to the low interest rate environment.
Interest paid on borrowings for the three months ended June 30, 2013 was $4.1 million, a decrease of $1.8 million, or 30%, compared to the same period in 2012, as a result of a 39 basis point decrease in the average rate paid and a 19% decrease in the average balance. For the six months ended June 30, 2013, interest paid on borrowings was $8.3 million, a decrease of $3.7 million, or 31%, as a result of a 30 basis point decrease in the average rate paid and a 22% decrease in the average balance. The decrease in the average rate paid is primarily due to the higher-rate FHLB borrowings maturing and being replaced at lower rates, and the repurchase of a portion of the Company’s junior subordinated debt and the prepayment of repurchase agreements in 2012 and the first half of 2013.
Provision/ (credit) for loan losses. The provision/ (credit) for loan losses for the three months ended June 30, 2013 was a credit of $2.0 million, a decrease of $3.7 million, or over 100%, compared to the same period in 2012. For the six months ended June 30, 2013, the provision/ (credit) for loan losses was a credit of $2.0 million, a decrease of $7.7 million, or over 100%, compared to the same period in 2012. The credit to the provision is primarily due to recoveries of previously charged-off loan amounts, a reduction in adversely-classified loans, and continued improvement in credit quality.
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
Fees and other income. Fees and other income for the three months ended June 30, 2013 was $40.9 million, an increase of $12.8 million, or 46%, compared to the same period in 2012. For the six months ended June 30, 2013, fees and other income was $71.5 million, an increase of $16.0 million, or 29%, compared to the same period in 2012. The increase is primarily due to the $10.6 million gain on sale of the Pacific Northwest offices, which is included in other income. Other factors affecting the increase are higher investment management and trust fees, higher wealth advisory fees, and higher gain on sales of loans, partially offset by lower gain from the repurchase of debt, lower gain on the sales of investments and lower gain on the sale of OREO property.
Investment management and trust fees for the three months ended June 30, 2013 was $17.3 million, an increase of $1.9 million, or 12%, compared to the same period in 2012. For the six months ended June 30, 2013, investment management and trust fee income was $34.2 million, an increase of $3.5 million, or 11%, compared to the same period in 2012. AUM at the Bank and Investment Managers increased $1.6 billion, or 14%, in the past twelve months to $13.3 billion at June 30, 2013. The increase is due to market appreciation. Investment management and trust fees from the Bank and Investment Managers are typically calculated based on a percentage of AUM, and approximately 48% of the second quarter 2013 investment management and trust fee revenues were earned based upon beginning-of-period (March 31, 2013) AUM for the quarter. Changes in revenue generally lag behind changes in AUM, and accordingly, we expect lower levels of investment management and trust revenue in the third quarter of 2013, as compared to the second quarter of 2013.
Wealth advisory fee income for the three months ended June 30, 2013 was $10.3 million, an increase of $1.1 million, or 12%, compared to the same period in 2012. For the six months ended June 30, 2013, wealth advisory fee income was $20.4 million, an increase of $2.0 million, or 11%, compared to the same period in 2012. AUM as of June 30, 2013 managed by the Wealth Advisors was $8.5 billion, an increase of $1.0 billion, or 14%, compared to June 30, 2012.
Gain on sale of loans, net, for the three months ended June 30, 2013 was $0.7 million, an increase of $0.3 million, or 73%, compared to the same period in 2012. For the six months ended June 30, 2013, gain on sale of loans, net, was $1.9 million, an increase of $1.1 million, or over 100%, compared to the same period in 2012. In the first quarter of 2013, the Bank transferred $9.1 million in loans from its loan portfolio to loans held for sale. These loans were subsequently sold for a gain of $0.2 million. The remaining increase related to the volume of loans originated for sale.
Gain on repurchase of debt for the six months ended June 30, 2013 was $0.6 million. During the first six months of 2013, the Company repurchased $10.5 million of its junior subordinated debt. The Company used available cash on hand to repurchase the securities.

Gain on sale of Pacific Northwest offices for the three and six months ended June 30, 2013 was $10.6 million. The sale of the Bank’s three Pacific Northwest offices, which was announced in December 2012, was completed in May 2013.
Other Income for the three months ended June 30, 2013 was $0.2 million, an increase of $0.5 million compared to the same period in 2012. For the six months ended June 30, 2013, other income was $0.2 million, an increase of $0.2 million compared to the same period in 2012. The increase is due to investment gains in the Company’s Rabbi Trust investments.
Operating Expense. Operating expense for the three months ended June 30, 2013 was $56.7 million, an increase of $1.4 million, or 2%, compared to the same period in 2012. For the six months ended June 30, 2013, operating expense was $113.3 million, an increase of $2.3 million, or 2%, compared to the same period in 2012. Included in operating expense for the three and six months ended June 30, 2012 are restructuring expenses of $0.6 million and $0.7 million, respectively. Excluding restructuring, operating expense for the three and six months ended June 30, 2013 increased $1.9 million, or 4%, and $3.0 million, or 3%, respectively. The increase for the three months ended June 30, 2013 is primarily due to increases in marketing expenses, a liability restructuring charge and a tax related reserve, partially offset by decreases in professional fees, occupancy and equipment and salaries and employee benefits. The increase for the six months ended June 30, 2013 is primarily due to increases in marketing expenses, contract services and data processing, a liability restructuring charge, and a tax related reserves, partially offset by decreases in professional fees.
Salaries and employee benefits expense, the largest component of operating expense, for the three months ended June 30, 2013 was $34.1 million, a decrease of $0.4 million, or 1%, compared to the same period in 2012. For the six months ended June 30, 2013, salaries and employee benefits was $71.5 million, an increase of $0.1 million, or less than 1% compared to the same period in 2012. The decrease for the three months ended June 30, 2013 is primarily due to efficiencies resulting from the Bank merger and management restructuring, partially offset by higher commission-based compensation and post-employment benefits.
Contract services and data processing expense for the three months ended June 30, 2013 was $1.5 million, an increase of $0.1 million, or 10%, compared to the same period in 2012. For the six months ended June 30, 2013, contract services and data processing expense was $3.1 million, an increase of $0.5 million, or 20%, compared to the same period in 2012. The increase is primarily related to higher custody fees and system expenses, which are based on AUM levels.
Professional services for the three months ended June 30, 2013 was $2.6 million, a decrease of $0.4 million, or 14%, compared to the same period in 2012. For the six months ended June 30, 2013, professional services was $5.2 million, a decrease of $0.7 million, or 12%, compared to the same period in 2012. The decrease is primarily due to lower consulting and legal expenses for loan workout matters, as well as decreases in director fees as a result of the Bank merger, partially offset by increased audit fees.
Other expenses for the three months ended June 30, 2013 was $6.2 million, an increase of $2.0 million, or 49%, compared to the same period in 2012. For the six months ended June 30, 2013, other expenses was $9.9 million, an increase of $1.9 million, or 23%, compared to the same period in 2012. The increase is primarily due to a liability restructuring charge and a tax related reserve.
Income Tax Expense. Income tax expense for continuing operations for the three and six months ended June 30, 2013 was an expense of $10.6 million, and $16.4 million, respectively. The effective tax rate for continuing operations for the six months ended June 30, 2013 was 34.0%, compared to an effective tax rate of 30.1% for the same period in 2012. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 9: Income Taxes” for further detail.

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
Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of June 30, 2013 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries, was made known to the certifying officers by others within the Company and its consolidated subsidiaries in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reporting within the time periods specified in the SEC rules and forms. On a quarterly basis, the Company evaluates the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.
(b) Change in internal controls over financial reporting.
There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. Other Information

Item 1.     Legal Proceedings
The Company is involved in various legal proceedings. In the opinion of management, final disposition of these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 1A.     Risk Factors
In addition to the risk factor discussed below and other information set forth in this report, you should carefully consider the risks described in Part I. Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC.
We will become subject to more stringent capital requirements.
The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the “Dodd-Frank Act,” required the federal banking agencies to establish minimum leverage and risk-based capital requirements for insured banks and their holding companies. The federal banking agencies issued a joint final rule, or the “Final Capital Rule,” that implements the Basel III capital standards and establishes the minimum capital levels required under the Dodd-Frank Act. We must comply with the Final Capital Rule by January 1, 2015. The Final Capital Rule establishes a minimum common equity Tier I capital ratio of 6.5% of risk-weighted assets for a “well capitalized” institution and increases the minimum Tier I capital ratio for a “well capitalized” institution from 6% to 8%. Additionally, the Final Capital Rule requires an institution to maintain a 2.5% common equity Tier I capital conservation buffer over the 6.5% minimum risk-based capital requirement to avoid restrictions on the ability to pay dividends, discretionary bonuses, and to engage in share repurchases. If these requirements were in place at June 30, 2013, the Company would meet these minimum requirements. The Final Capital Rule permanently grandfathers trust preferred securities issued before May 19, 2010, subject to a limit of 25% of Tier I capital. The Final Capital Rule increases the required capital for certain categories of assets, including high volatility construction real estate loans and certain exposures related to securitizations; however, the Final Capital Rule retains the current capital treatment of residential mortgages. Under the Final Capital Rule, we may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If we do not make this election, unrealized gains and losses will be included in the calculation of our regulatory capital. Implementation of these standards, or any other new regulations, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.     Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
None.

Item 6.     Exhibits
(a) Exhibits

Exhibit No.	Description	Incorporated by Reference			Filed or Furnished with this 10-Q
		Form	SEC Filing Date	Exhibit Number
3.1	Articles of Amendment of Boston Private Financial Holdings, Inc.	8-K	4/22/2013	3.1
3.2	Articles of Amendment of Boston Private Financial Holdings, Inc.	8-A12B	4/24/2013	3.5
4.1	Master Deposit Agreement, dated April 24, 2013, by and among Boston Private Financial Holdings, Inc., Computershare Trust Company, N.A., and Computershare Inc., collectively, as depositary, and the holders from time to time of the depositary receipts described therein	8-A12B	4/24/2013	4.1
4.2	Form of Certificate Representing Series D Preferred Stock	8-A12B	4/24/2013	4.2
10.1	Stock Purchase Agreement, dated as of April 16, 2013, by and between Boston Private Financial Holdings, Inc., and BP Holdco, L.P.	8-K	4/16/2013	10.1
31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
101.INS	XBRL Instance Document				Furnished
101.SCH	XBRL Taxonomy Extension Schema Document				Furnished
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Furnished
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Furnished
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Furnished
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Furnished

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

/s/ CLAYTON G. DEUTSCH
August 7, 2013	Clayton G. Deutsch
President and Chief Executive Officer

/s/ DAVID J. KAYE
August 7, 2013	David J. Kaye
Executive Vice President, Treasurer, and Chief Financial Officer