Form 10-Q
period 2013-09-30
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2013-11-06
CIK 821127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐ No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 1, 2013:

Common Stock, Par Value $1.00 Per Share	79,823,366
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION, ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2013	December 31, 2012
	(In thousands, except share and per share data)
Assets:
Cash and cash equivalents	$323,941	$308,744
Investment securities available for sale (amortized cost of $704,968 and $690,556 at September 30, 2013 and December 31, 2012, respectively)	702,944	699,300
Loans held for sale	1,745	308,390
Total loans	4,922,222	4,814,136
Less: Allowance for loan losses	77,177	84,057
Net loans	4,845,045	4,730,079
Other real estate owned (“OREO”)	776	3,616
Stock in Federal Home Loan Banks	39,715	41,981
Premises and equipment, net	29,319	27,081
Goodwill	110,180	110,180
Intangible assets, net	21,656	24,874
Fees receivable	10,653	8,836
Accrued interest receivable	13,442	14,723
Deferred income taxes, net	60,853	62,245
Other assets	114,670	124,956
Total assets	$6,274,939	$6,465,005
Liabilities:
Deposits	$4,942,765	$4,885,059
Deposits held for sale	—	194,084
Securities sold under agreements to repurchase	92,499	116,319
Federal Home Loan Bank borrowings	391,466	408,121
Junior subordinated debentures	110,487	143,647
Other liabilities	97,461	95,386
Total liabilities	5,634,678	5,842,616
Redeemable Noncontrolling Interests	17,224	19,287
Shareholders’ Equity:
Preferred stock, $1.00 par value; authorized: 2,000,000 shares	47,753	58,089
Common stock, $1.00 par value; authorized: 170,000,000 shares; issued and outstanding: 79,821,898 shares at September 30, 2013 and 78,743,518 shares at December 31, 2012	79,822	78,744
Additional paid-in capital	623,485	640,891
Accumulated deficit	(123,879)	(176,746)
Accumulated other comprehensive income/ (loss)	(4,283)	2,124
Total Company’s shareholders’ equity	622,898	603,102
Noncontrolling interests	139	—
Total shareholders’ equity	623,037	603,102
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$6,274,939	$6,465,005
See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$46,484	$52,533	$144,173	$157,882
Taxable investment securities	548	890	1,555	3,225
Non-taxable investment securities	746	782	2,363	2,382
Mortgage-backed securities	1,338	1,537	4,080	4,743
Federal funds sold and other	273	290	624	511
Total interest and dividend income	49,389	56,032	152,795	168,743
Interest expense:
Deposits	3,206	4,206	10,112	13,544
Federal Home Loan Bank borrowings	2,750	3,501	8,399	11,193
Junior subordinated debentures	1,119	1,507	3,429	4,950
Repurchase agreements and other short-term borrowings	12	452	378	1,326
Total interest expense	7,087	9,666	22,318	31,013
Net interest income	42,302	46,366	130,477	137,730
Provision/ (credit) for loan losses	(6,000)	(4,000)	(8,000)	1,700
Net interest income after provision for loan losses	48,302	50,366	138,477	136,030
Fees and other income:
Investment management and trust fees	17,019	15,906	51,227	46,628
Wealth advisory fees	10,698	9,495	31,083	27,914
Other banking fee income	1,679	1,547	5,181	4,209
Gain on sale of loans, net	430	648	2,363	1,499
Gain on repurchase of debt	—	976	620	2,570
Gain on sale of investments, net	7	25	35	878
Gain/ (loss) on OREO, net	—	(104)	(13)	221
Gain on sale of Pacific Northwest offices	—	—	10,574	—
Other	261	111	476	148
Total fees and other income	30,094	28,604	101,546	84,067
Operating expense:
Salaries and employee benefits	33,102	34,688	104,605	106,071
Occupancy and equipment	7,302	8,078	22,399	23,274
Professional services	3,451	3,455	8,697	9,415
Marketing and business development	1,201	1,346	5,417	4,454
Contract services and data processing	1,462	1,446	4,514	3,989
Amortization of intangibles	1,056	1,082	3,275	3,263
FDIC insurance	823	1,138	2,817	2,969
Restructuring expense	—	3,581	—	4,280
Other	3,556	3,336	13,481	11,397
Total operating expense	51,953	58,150	165,205	169,112
Income before income taxes	26,443	20,820	74,818	50,985
Income tax expense	8,557	5,124	25,005	14,215
Net income from continuing operations	17,886	15,696	49,813	36,770
Net income from discontinued operations	1,321	1,672	5,824	5,816
Net income before attribution to noncontrolling interests	19,207	17,368	55,637	42,586
(Continued)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands, except share and per share data)
Less: Net income attributable to noncontrolling interests	871	855	2,770	2,407
Net income attributable to the Company	$18,336	$16,513	$52,867	$40,179
Adjustments to net income attributable to the Company to arrive at net income attributable to common shareholders	$(825)	$(2,067)	$(14,968)	$(4,582)
Net income attributable to common shareholders for earnings/ (loss) per share calculation	$17,511	$14,446	$37,899	$35,597
Basic earnings/ (loss) per share attributable to common shareholders:
From continuing operations:	$0.21	$0.17	$0.42	$0.40
From discontinued operations:	$0.02	$0.02	$0.07	$0.07
Total attributable to common shareholders:	$0.23	$0.19	$0.49	$0.47
Weighted average basic common shares outstanding	77,670,017	76,290,382	77,249,660	75,911,520
Diluted earnings/ (loss) per share attributable to common shareholders:
From continuing operations:	$0.20	$0.17	$0.41	$0.39
From discontinued operations:	$0.02	$0.02	$0.07	$0.07
Total attributable to common shareholders:	$0.22	$0.19	$0.48	$0.46
Weighted average diluted common shares outstanding	79,193,748	77,367,611	78,488,170	76,814,203

 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net income attributable to the Company	$18,336	$16,513	$52,867	$40,179
Other comprehensive income/ (loss), net of tax:
Unrealized gain/ (loss) on securities available for sale	(550)	675	(6,521)	836
Reclassification adjustment for net realized gain/ (loss) included in net income	4	14	20	560
Adjustment for discontinued operations	—	—	—	(23)
Net unrealized gain/ (loss) on securities available for sale	(554)	661	(6,541)	299
Unrealized gain/ (loss) on cash flow hedges	(964)	(366)	(280)	(881)
Reclassification adjustment for net realized gain/ (loss) included in net income	(316)	(253)	(856)	(746)
Net unrealized gain/ (loss) on cash flow hedges	(648)	(113)	576	(135)
Net unrealized gain/ (loss) on other	—	2	(442)	(138)
Other comprehensive income/ (loss), net of tax	(1,202)	550	(6,407)	26
Total comprehensive income/ (loss) attributable to the Company, net	$17,134	$17,063	$46,460	$40,205
 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/ (Loss)	Non- controlling Interests	Total
	(In thousands, except share data)
Balance, December 31, 2011	$78,023	$58,089	$656,436	$(230,017)	$3,594	$—	$566,125
Net income attributable to the Company	—	—	—	40,179	—	—	40,179
Other comprehensive income/ (loss), net	—	—	—	—	26	—	26
Dividends paid to common shareholders: $0.03 per share	—	—	(2,344)	—	—	—	(2,344)
Dividends paid to preferred shareholder	—	—	(218)	—	—	—	(218)
Repurchase of Carlyle warrants and Director’s warrants	—	—	(15,000)	—	—	—	(15,000)
Net proceeds from issuance of:
193,517 shares of common stock	194	—	1,021	—	—	—	1,215
626,414 shares of incentive stock grants, net of cancellations and forfeitures	626	—	(626)	—	—	—	—
Amortization of stock compensation and employee stock purchase plan	—	—	5,832	—	—	—	5,832
Stock options exercised	87	—	516	—	—	—	603
Tax deficiency from certain stock compensation awards	—	—	(1,098)	—	—	—	(1,098)
Other equity adjustments	—	—	282	—	—	—	282
Balance, September 30, 2012	$78,930	$58,089	$644,801	$(189,838)	$3,620	$—	$595,602

Balance, December 31, 2012	$78,744	$58,089	$640,891	$(176,746)	$2,124	$—	$603,102
Net income attributable to the Company	—	—	—	52,867	—	—	52,867
Other comprehensive income/ (loss), net	—	—	—	—	(6,407)	—	(6,407)
Dividends paid to common shareholders: $0.17 per share	—	—	(13,542)	—	—	—	(13,542)
Dividends paid to preferred shareholders	—	—	(1,792)	—	—	—	(1,792)
Repurchase of Non-Cumulative Perpetual Contingent Convertible Preferred Stock, Series B	—	(58,089)	(11,738)	—	—	—	(69,827)
Issuance of 6.95% Non-Cumulative Perpetual Preferred Stock, Series D, net of issuance costs	—	47,753	—	—	—	—	47,753
Issuance of noncontrolling interests	—	—	—	—	—	139	139
Net proceeds from issuance of:
156,983 shares of common stock	157	—	1,073	—	—	—	1,230
677,620 shares of incentive stock grants, net of cancellations and forfeitures	638	—	(638)	—	—	—	—
Amortization of stock compensation and employee stock purchase plan	—	—	5,282	—	—	—	5,282
Stock options exercised	283	—	1,844	—	—	—	2,127
Tax deficiency from certain stock compensation awards	—	—	(597)	—	—	—	(597)
Other equity adjustments	—	—	2,702	—	—	—	2,702
Balance, September 30, 2013	$79,822	$47,753	$623,485	$(123,879)	$(4,283)	$139	$623,037

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income attributable to the Company	$52,867	$40,179
Adjustments to arrive at net income from continuing operations
Net income attributable to noncontrolling interests	2,770	2,407
(Income) before tax from discontinued operations, not including gain on disposal	(10,353)	(6,778)
Net pre-tax gain on sale of discontinued operations	—	(221)
Tax expense from discontinued operations	4,529	1,183
Net income from continuing operations	49,813	36,770
Adjustments to reconcile net income from continuing operations to net cash provided by/ (used in) operating activities:
Depreciation and amortization	14,715	14,403
Net income attributable to noncontrolling interests	(2,770)	(2,407)
Equity issued as compensation	5,282	5,832
Provision/ (credit) for loan losses	(8,000)	1,700
Loans originated for sale	(205,085)	(144,024)
Proceeds from sale of loans held for sale	232,114	146,730
Gain on repurchase of debt	(620)	(2,570)
Gain on sale of Pacific Northwest offices	(10,574)	—
Deferred income tax expense/ (benefit)	4,931	2,465
Net decrease/ (increase) in other operating activities	9,350	(1,485)
Net cash provided by/ (used in) operating activities of continuing operations	89,156	57,414
Net cash provided by/ (used in) operating activities of discontinued operations	5,824	(5,161)
Net cash provided by/ (used in) operating activities	94,980	52,253
Cash flows from investing activities:
Investment securities available for sale:
Purchases	(211,450)	(274,894)
Sales	3,472	49,323
Maturities, redemptions, and principal payments	188,100	311,245
(Investments)/ distributions in trusts, net	169	(691)
(Purchase)/ redemption of Federal Home Loan Banks stock	2,266	828
Net (increase)/ decrease in portfolio loans	(119,349)	(456,026)
Proceeds from recoveries of loans previously charged-off	5,406	6,473
Proceeds from sale of OREO	2,455	3,275
Proceeds from sale of portfolio loans	9,449	—
Proceeds from sale of Pacific Northwest offices	123,693	—
Capital expenditures	(6,895)	(4,522)
Cash received from sale of discontinued operations, net of cash divested	—	5,218
Cash used in other investing activities	(224)	—
Net cash provided by/ (used in) investing activities of continuing operations	(2,908)	(359,771)
Net cash provided by/ (used in) investing activities of discontinued operations	—	(21)
Net cash provided by/ (used in) investing activities	(2,908)	(359,792)
(Continued)

	Nine months ended September 30,
	2013	2012
	(In thousands)
Cash flows from financing activities:
Net increase/ (decrease) in deposits, including deposits held for sale	31,776	132,383
Net (decrease)/ increase in securities sold under agreements to repurchase	(23,820)	(24,078)
Net (decrease)/ increase in federal funds purchased	—	85,000
Net (decrease)/ increase in short-term Federal Home Loan Bank borrowings	(40,000)	130,000
Advances of long-term Federal Home Loan Bank borrowings	120,000	30,000
Repayments of long-term Federal Home Loan Bank borrowings	(96,655)	(128,881)
Repurchase of debt	(31,536)	(20,094)
Dividends paid to common shareholders	(13,542)	(2,344)
Dividends paid to preferred shareholder	(1,792)	(218)
Proceeds from issuance of Series D preferred stock, net	47,753	—
Repurchase of Series B preferred stock, including deemed dividend at repurchase	(69,827)	—
Repurchase of warrants	—	(15,000)
Tax deficiency from certain stock compensation awards	(597)	(1,098)
Proceeds from stock option exercises	2,127	603
Proceeds from issuance of common stock, net	1,230	1,215
Distributions paid to noncontrolling interests	(2,341)
Other equity adjustments	349	282
Net cash provided by/ (used in) financing activities of continuing operations	(76,875)	187,770
Net cash provided by/ (used in) financing activities of discontinued operations	—	—
Net cash provided by/ (used in) financing activities	(76,875)	187,770
Net increase/ (decrease) in cash and cash equivalents	15,197	(119,769)
Cash and cash equivalents at beginning of year	308,744	203,354
Cash and cash equivalents at end of period	$323,941	$83,585
Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$22,533	$31,984
Cash paid for income taxes, net of (refunds received)	25,261	12,473
Net unrealized gain/ (loss) on securities available for sale	(6,541)	299
Net unrealized gain/ (loss) on cash flow hedges	576	(135)
Net unrealized gain/ (loss) on other	(442)	(138)
Non-cash transactions:
Loans transferred into/ (out of) other real estate owned from/ (to) held for sale or portfolio	(372)	1,137
Loans transferred into/ (out of) held for sale from/ (to) portfolio	5,593	124,375

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

2.    Earnings Per Share
The two class method of calculating earnings per share (“EPS”) is presented below for the three and nine months ended September 30, 2013 and 2012. The following tables present the computations of basic and diluted EPS:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands, except share and per share data)
Basic earnings/ (loss) per share - Numerator:
Net income from continuing operations	$17,886	$15,696	$49,813	$36,770
Less: Net income attributable to noncontrolling interests	871	855	2,770	2,407
Net income from continuing operations attributable to the Company	17,015	14,841	47,043	34,363
Decrease/ (increase) in noncontrolling interests’ redemption values (1)	274	(344)	162	(267)
Dividends on participating securities (2)	(939)	(91)	(13,752)	(275)
Total adjustments to income attributable to common shareholders	(665)	(435)	(13,590)	(542)
Net income from continuing operations attributable to common shareholders, before allocation to participating securities	16,350	14,406	33,453	33,821
Less: Amount allocated to participating securities	(143)	(1,454)	(1,069)	(3,411)
Net income from continuing operations attributable to common shareholders, after allocation to participating securities	$16,207	$12,952	$32,384	$30,410
Net income from discontinued operations, before allocation to participating securities	$1,321	$1,672	$5,824	$5,816
Less: Amount allocated to participating securities	(17)	(178)	(309)	(629)
Net income from discontinued operations, after allocation to participating securities	$1,304	$1,494	$5,515	$5,187
Net income attributable to common shareholders, before allocation to participating securities	$17,671	$16,078	$39,277	$39,637
Less: Amount allocated to participating securities	(160)	(1,632)	(1,378)	(4,040)
Net income attributable to common shareholders, after allocation to participating securities	$17,511	$14,446	$37,899	$35,597

Basic earnings/ (loss) per share - Denominator:
Weighted average basic common shares outstanding	77,670,017	76,290,382	77,249,660	75,911,520
Per share data - Basic earnings/ (loss) per share from:
Continuing operations	$0.21	$0.17	$0.42	$0.40
Discontinued operations	$0.02	$0.02	$0.07	$0.07
Total attributable to common shareholders	$0.23	$0.19	$0.49	$0.47

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands, except share and per share data)
Diluted earnings/ (loss) per share - Numerator:
Net income from continuing operations attributable to common shareholders, after allocation to participating securities	$16,207	$12,952	$32,384	$30,410
Add back: income allocated to dilutive securities	—	—	—	—
Net income from continuing operations attributable to common shareholders, after allocation to participating securities, after assumed dilution	16,207	12,952	32,384	30,410
Net income from discontinued operations, after allocation to participating securities	1,304	1,494	5,515	5,187
Net income attributable to common shareholders, after allocation to participating securities, after assumed dilution	$17,511	$14,446	$37,899	$35,597
Diluted earnings/ (loss) per share - Denominator:
Weighted average basic common shares outstanding	77,670,017	76,290,382	77,249,660	75,911,520
Dilutive effect of:
Stock options and performance-based restricted stock (3)	708,745	621,308	604,893	531,523
Warrants to purchase common stock (3)	814,986	455,921	633,617	371,160
Dilutive common shares	1,523,731	1,077,229	1,238,510	902,683
Weighted average diluted common shares outstanding (3)	79,193,748	77,367,611	78,488,170	76,814,203
Per share data - Diluted earnings/ (loss) per share from:
Continuing operations	$0.20	$0.17	$0.41	$0.39
Discontinued operations	$0.02	$0.02	$0.07	$0.07
Total attributable to common shareholders	$0.22	$0.19	$0.48	$0.46
Dividends per share declared on common stock	$0.07	$0.01	$0.17	$0.03
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

(2)
Consideration paid in excess of carrying value for the repurchase of the Series B preferred stock of $11.7 million is considered a deemed dividend and, for purposes of calculating EPS, reduces net income attributable to common shareholders for the nine months ended September 30, 2013.

(3)
The diluted EPS computations for the three and nine months ended September 30, 2013 and 2012 do not assume the conversion, exercise, or contingent issuance of the following shares for these periods because the result would have been anti-dilutive for the periods indicated. As a result of the anti-dilution, the potential common shares excluded from the diluted EPS computation are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Shares excluded due to anti-dilution (treasury method):	(In thousands)
Potential common shares from:
Convertible trust preferred securities (a)	1	784	1	784
Total shares excluded due to anti-dilution	1	784	1	784

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Shares excluded due to exercise price exceeding the average market price of common shares during the period (total outstanding):	(In thousands)
Potential common shares from:
Stock options or other dilutive securities (b)	1,214	2,102	1,446	2,180
Total shares excluded due to exercise price exceeding the average market price of common shares during the period	1,214	2,102	1,446	2,180

(a)
If the effect of the conversion of the trust preferred securities would have been dilutive, interest expense, net of tax, related to the convertible trust preferred securities of $0.2 million and $0.8 million for the three and nine months ended September 30, 2012, respectively, would have been added back to net income attributable to common shareholders for diluted EPS computations for the period presented. None would be added back for the three or nine months ended September 30, 2013.

(b)
Options to purchase shares of common stock and other dilutive securities that were outstanding at period ends were not included in the computation of diluted EPS or in the above anti-dilution table because their exercise or conversion prices were greater than the average market price of the common shares during the respective periods.

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
Reconciliation of Reportable Segment Items
The following tables present a reconciliation of the revenues, profits, assets, and other significant items of reportable segments as of and for the three and nine months ended September 30, 2013 and 2012. Interest expense on junior subordinated debentures is reported at the Holding Company.

	Three months ended September 30,
	Net interest income		Non-interest income		Total revenues
	2013	2012	2013	2012	2013	2012
	(In thousands)
Total Bank	$43,371	$47,812	$8,873	$7,937	$52,244	$55,749
Total Investment Managers	5	6	10,518	10,043	10,523	10,049
Total Wealth Advisors	15	6	10,698	9,494	10,713	9,500
Total Segments	43,391	47,824	30,089	27,474	73,480	75,298
Holding Company and Eliminations	(1,089)	(1,458)	5	1,130	(1,084)	(328)
Total Company	$42,302	$46,366	$30,094	$28,604	$72,396	$74,970

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended September 30,
	Non-interest expense (1)		Income tax expense		Net income from continuing operations
	2013	2012	2013	2012	2013	2012
	(In thousands)
Total Bank	$32,717	$36,785	$8,774	$8,133	$16,753	$14,831
Total Investment Managers	8,376	7,841	714	748	1,433	1,460
Total Wealth Advisors	7,341	6,806	1,282	996	2,090	1,698
Total Segments	48,434	51,432	10,770	9,877	20,276	17,989
Holding Company and Eliminations	3,519	6,718	(2,213)	(4,753)	(2,390)	(2,293)
Total Company	$51,953	$58,150	$8,557	$5,124	$17,886	$15,696

	Three months ended September 30,
	Net income attributable to noncontrolling interests		Net income attributable to the Company (2)		Amortization of intangibles
	2013	2012	2013	2012	2013	2012
	(In thousands)
Total Bank	$—	$—	$16,753	$14,831	$69	$26
Total Investment Managers	438	444	995	1,016	739	800
Total Wealth Advisors	433	411	1,657	1,287	248	256
Total Segments	871	855	19,405	17,134	1,056	1,082
Holding Company and Eliminations	—	—	(1,069)	(621)	—	—
Total Company	$871	$855	$18,336	$16,513	$1,056	$1,082

	As of September 30,				Three months ended September 30,
	Assets		AUM (3)		Depreciation
	2013	2012	2013	2012	2013	2012
	(In thousands)		(In millions)		(In thousands)
Total Bank	$6,090,343	$6,071,302	$4,263	$3,784	$1,282	$1,496
Total Investment Managers	101,981	105,349	9,697	8,553	58	59
Total Wealth Advisors	71,172	71,936	8,809	7,797	89	91
Total Segments	6,263,496	6,248,587	22,769	20,134	1,429	1,646
Holding Company and Eliminations	11,443	24,197	(21)	(20)	76	58
Total Company	$6,274,939	$6,272,784	$22,748	$20,114	$1,505	$1,704

	Nine months ended September 30,
	Net interest income		Non-interest income (4)		Total revenues
	2013	2012	2013	2012	2013	2012
	(In thousands)
Total Bank	$133,738	$142,467	$38,078	$24,233	$171,816	$166,700
Total Investment Managers	15	21	31,480	29,110	31,495	29,131
Total Wealth Advisors	51	19	31,081	27,900	31,132	27,919
Total Segments	133,804	142,507	100,639	81,243	234,443	223,750
Holding Company and Eliminations	(3,327)	(4,777)	907	2,824	(2,420)	(1,953)
Total Company	$130,477	$137,730	$101,546	$84,067	$232,023	$221,797

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Nine months ended September 30,
	Non-interest expense (1)		Income tax expense		Net income from continuing operations
	2013	2012	2013	2012	2013	2012
	(In thousands)
Total Bank	$103,857	$108,030	$26,190	$19,312	$49,769	$37,658
Total Investment Managers	24,422	23,351	2,329	1,977	4,744	3,803
Total Wealth Advisors	21,809	20,334	3,463	2,771	5,860	4,814
Total Segments	150,088	151,715	31,982	24,060	60,373	46,275
Holding Company and Eliminations	15,117	17,397	(6,977)	(9,845)	(10,560)	(9,505)
Total Company	$165,205	$169,112	$25,005	$14,215	$49,813	$36,770

	Nine months ended September 30,
	Net income attributable to noncontrolling interests		Net income attributable to the Company (2)		Amortization of intangibles
	2013	2012	2013	2012	2013	2012
	(In thousands)
Total Bank	$—	$—	$49,769	$37,658	$210	$79
Total Investment Managers	1,425	1,184	3,319	2,619	2,319	2,401
Total Wealth Advisors	1,345	1,223	4,515	3,591	746	783
Total Segments	2,770	2,407	57,603	43,868	3,275	3,263
Holding Company and Eliminations	—	—	(4,736)	(3,689)	—	—
Total Company	$2,770	$2,407	$52,867	$40,179	$3,275	$3,263

	Nine months ended September 30,
	Depreciation
	2013	2012
	(In thousands)
Total Bank	$4,050	$4,364
Total Investment Managers	164	189
Total Wealth Advisors	277	269
Total Segments	4,491	4,822
Holding Company and Eliminations	167	148
Total Company	$4,658	$4,970
___________________

(1)
Non-interest expense for the three and nine months ended September 30, 2013 includes no restructuring expense. Non-interest expense for the three and nine months ended September 30, 2012 includes $3.6 million and $4.3 million, respectively, of restructuring expense. Restructuring expenses were incurred in the Private Banking segment as well as at the Holding Company.

(2)
Net income from discontinued operations for the three months ended September 30, 2013, and 2012 of $1.3 million, and $1.7 million, respectively, and for the nine months ended September 30, 2013, and 2012, of $5.8 million and $5.8 million, respectively, are included in Holding Company and Eliminations in the calculation of net income attributable to the Company.

(3)	“AUM” represents Assets Under Management and Advisory at the affiliates. AUM at DTC have been removed since DTC operations are classified with discontinued operations.

(4)	Included in Bank non-interest income for the nine months ended September 30, 2013 is the $10.6 million gain on sale of its three offices in the Pacific Northwest region.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

4.    Investments
The following table presents a summary of investment securities:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
As of September 30, 2013
Available for sale securities at fair value:
U.S. government and agencies	$2,309	$19	$(29)	$2,299
Government-sponsored entities	222,522	362	(941)	221,943
Municipal bonds	216,361	1,423	(1,818)	215,966
Mortgage-backed securities (1)	248,502	2,722	(3,986)	247,238
Other	15,274	231	(7)	15,498
Total	$704,968	$4,757	$(6,781)	$702,944

As of December 31, 2012
Available for sale securities at fair value:
U.S. government and agencies	$2,781	$—	$(28)	$2,753
Government-sponsored entities	154,058	962	(18)	155,002
Municipal bonds	207,952	3,172	(140)	210,984
Mortgage-backed securities (1)	313,239	5,597	(909)	317,927
Other	12,526	120	(12)	12,634
Total	$690,556	$9,851	$(1,107)	$699,300
___________________

(1)	All mortgage-backed securities are guaranteed by U.S. government agencies or government-sponsored entities.
The following table presents the maturities of investment securities available for sale, based on contractual maturity, as of September 30, 2013. Certain securities are callable before their final maturity. Additionally, certain securities (such as mortgage-backed securities) are shown within the table below based on their final (contractual) maturity, but, due to prepayments and amortization, are expected to have shorter lives.

	Available for Sale Securities
	Amortized cost	Fair value
	(In thousands)
Within one year	$64,191	$64,570
After one, but within five years	320,013	320,262
After five, but within ten years	84,421	83,968
Greater than ten years	236,343	234,144
Total	$704,968	$702,944
The following table presents the proceeds from sales, gross realized gains and gross realized losses for securities available for sale that were sold during the following periods:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Proceeds from sales	$1,982	$86	$3,472	$49,323
Realized gains	7	25	35	924
Realized losses	—	—	—	(46)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents information regarding securities as of September 30, 2013 having temporary impairment, due to the fair values having declined below the amortized cost of the individual securities, and the time period that the investments have been temporarily impaired.

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	# of securities
Available for sale securities	(In thousands)
U.S. government and agencies	$—	$—	$1,122	$(29)	$1,122	$(29)	1
Government-sponsored entities	133,454	(941)	—	—	133,454	(941)	11
Municipal bonds	96,618	(1,818)	—	—	96,618	(1,818)	56
Mortgage-backed securities	118,115	(3,066)	28,778	(920)	146,893	(3,986)	32
Other	30	(5)	36	(2)	66	(7)	6
Total	$348,217	$(5,830)	$29,936	$(951)	$378,153	$(6,781)	106
The U.S. government and agencies securities, government-sponsored entities securities and mortgage-backed securities in the table above as of September 30, 2013 had Standard and Poor’s credit ratings of AA+. The municipal bonds in the table above had Moody’s credit ratings of at least A3 or Standard and Poor’s credit ratings of AA. The other securities consisted of equity securities.
As of September 30, 2013, the amount of investment securities in an unrealized loss position greater than 12 months, as well as in total, was not significant and was primarily due to movements in interest rates. The Company has no intent to sell any securities in an unrealized loss position as of September 30, 2013 and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized loss amounts.
Cost method investments, which are included in other assets, can be temporarily impaired when the fair values decline below the amortized costs of the individual investments. There were no cost method investments with unrealized losses as of September 30, 2013. There were $0.1 million of cost method investments with unrealized losses at December 31, 2012. The Company’s cost method investments primarily include low income housing partnerships which generate tax credits. The Company also holds partnership interests in venture capital funds formed to provide financing to small businesses and to promote community development. The Company had $25.9 million and $24.9 million in cost method investments included in other assets as of September 30, 2013 and December 31, 2012, respectively.

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of September 30, 2013	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available for sale securities:
U.S. government and agencies	$2,299	$—	$2,299	$—
Government-sponsored entities	221,943	—	221,943	—
Municipal bonds	215,966	—	215,966	—
Mortgage-backed securities	247,238	—	247,238	—
Other	15,498	15,498	—	—
Total available for sale securities	702,944	15,498	687,446	—
Derivatives - interest rate customer swaps	1,742	—	1,742	—
Other investments	5,616	5,038	578	—
Liabilities:
Derivatives - interest rate customer swaps	$1,807	$—	$1,807	$—
Derivatives - junior subordinated debenture interest rate swap	3,839	—	3,839	—
Derivatives - interest rate swaps	333	—	333	—

		Fair value measurements at reporting date using:
	As of December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available for sale securities:
U.S. government and agencies	$2,753	$—	$2,753	$—
Government-sponsored entities	155,002	—	155,002	—
Municipal bonds	210,984	—	210,984	—
Mortgage-backed securities	317,927	—	317,927	—
Other	12,634	12,634	—	—
Total available for sale securities	699,300	12,634	686,666	—
Derivatives - interest rate customer swaps	2,915	—	2,915	—
Derivatives - customer foreign exchange forwards	120	—	120	—
Other investments	5,892	5,206	686	—
Liabilities:
Derivatives - interest rate customer swaps	$3,047	$—	$3,047	$—
Derivatives - customer foreign exchange forwards	120	—	120	—
Derivatives - junior subordinated debenture interest rate swap	5,189	—	5,189	—

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

As of September 30, 2013 and December 31, 2012, available for sale securities consisted primarily of U.S. government and agencies securities, government-sponsored entities securities, municipal bonds, mortgage-backed securities, and other available for sale securities. The equities (which are categorized as other available for sale securities) are valued with prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement. The government-sponsored entities securities, municipal bonds, mortgage-backed securities, and certain investments in Small Business Administration (“SBA”) loans (which are categorized as U.S. government and agencies securities) generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets. Therefore, they have been categorized as a Level 2 measurement. No investments held at September 30, 2013 or December 31, 2012 were categorized as Level 3.
The Company uses interest rate customer swaps, interest rate swaps and a junior subordinated debenture interest rate swap to manage its interest rate risk, and customer foreign exchange forward contracts to manage its foreign exchange risk, if any. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, they have been categorized as a Level 2 measurement as of September 30, 2013 and December 31, 2012. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements-Note 8: Derivatives and Hedging Activities” for further details.
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
The Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy as of September 30, 2013 and December 31, 2012.
Other investments, which are not considered available for sale investments, consist of deferred compensation trusts for the benefit of certain current or former employees, which consist of publicly traded mutual fund investments that are valued at prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement as of September 30, 2013 and December 31, 2012. The remaining other investments categorized as Level 2 consist of the Company’s cost-method investments as of September 30, 2013 and December 31, 2012.
There were no Level 3 assets at September 30, 2013 or December 31, 2012.
The following tables present the Company’s assets and liabilities measured at fair value on a non-recurring basis during the periods ended September 30, 2013 and 2012, respectively, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of September 30, 2013	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended September 30, 2013	Nine months ended September 30, 2013
	(In thousands)
Assets:
Impaired loans (1)	$9,464	$—	$—	$9,464	$—	$(1,845)
	$9,464	$—	$—	$9,464	$—	$(1,845)
___________________

(1)	Collateral-dependent impaired loans held at September 30, 2013 that had write-downs in fair value or whose specific reserve changed during the first nine months of 2013.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of September 30, 2012	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended September 30, 2012	Nine months ended September 30, 2012
	(In thousands)
Assets:
Impaired loans (1)	$20,230	$—	$—	$20,230	$(4,598)	$(5,186)
OREO (2)	379	—	—	379	(102)	(102)
	$20,609	$—	$—	$20,609	$(4,700)	$(5,288)
________________

(1)	Collateral-dependent impaired loans held at September 30, 2012 that had write-downs in fair value or whose specific reserve changed during the first nine months of 2012.

(2)	One OREO property held at September 30, 2012 had a write-down during the first nine months of 2012.
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	As of September 30, 2013
	Fair Value	Valuation technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$9,464	Appraisals of Collateral	Discount for costs to sell	0% - 13%	8%
			Appraisal adjustments	0% - 45%	24%

	As of September 30, 2012
	Fair Value	Valuation technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$20,230	Appraisals of Collateral	Discount for costs to sell	6% - 13%	8%
			Appraisal adjustments	0% - 30%	11%
OREO	$379	Appraisals of Collateral	Discount for costs to sell	8%	8%
			Appraisal adjustments	—%	—%
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
The following tables present the carrying values and fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis (other than certain loans, as noted below):

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of September 30, 2013
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$323,941	$323,941	$323,941	$—	$—
Loans, net	4,845,045	4,822,432	—	—	4,822,432
Loans held for sale	1,745	1,745	—	1,745	—
Other financial assets	116,194	116,194	—	116,194	—
FINANCIAL LIABILITIES:
Deposits	4,942,765	4,945,589	—	4,945,589	—
Securities sold under agreements to repurchase	92,499	92,490	—	92,490	—
Federal Home Loan Bank borrowings	391,466	402,158	—	402,158	—
Junior subordinated debentures	110,487	100,487	—	7,394	93,093
Other financial liabilities	9,708	9,708	—	9,708	—

	As of December 31, 2012
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$308,744	$308,744	$308,744	$—	$—
Loans, net	4,730,079	4,766,574	—	—	4,766,574
Loans held for sale	308,390	308,908	—	308,908	—
Other financial assets	118,087	118,087	—	118,087	—
FINANCIAL LIABILITIES:
Deposits	4,885,059	4,891,465	—	4,891,465	—
Deposits held for sale	194,084	182,592	—	182,592	—
Securities sold under agreements to repurchase	116,319	117,885	—	117,885	—
Federal Home Loan Bank borrowings	408,121	428,037	—	428,037	—
Junior subordinated debentures	143,647	117,502	—	12,804	104,698
Other financial liabilities	10,058	10,058	—	10,058	—
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

Junior subordinated debentures
The fair value of the junior subordinated debentures issued by Boston Private Capital Trust I and the junior subordinated debentures acquired in the acquisitions of First Private Bank & Trust (“FPB”), Gibraltar Private Bank & Trust Company (“Gibraltar”) (Gibraltar was subsequently sold in 2009), and Charter Private Bank (“Charter”) are estimated based on either agreements to redeem the securities at par value and/ or the future expectation of the Company to redeem the securities at par value and therefore have been classified as Level 2. The fair value of the junior subordinated debentures issued by Boston Private Capital Trust II was estimated using Level 3 inputs such as the interest rates on these securities, current rates for similar debt, and a consideration for illiquidity of trading in the debt.
At December 31, 2012, the Company did not expect to redeem the junior subordinated debentures acquired in the acquisitions of FPB, Gibraltar, and Charter, and at that date the fair value of these junior subordinated debentures was estimated using Level 3 inputs such as the interest rates on these securities, current rates for similar debt, and a consideration for illiquidity of trading in the debt.
The junior subordinated debentures issued by FPB and Gibraltar were redeemed in the third quarter of 2013, and the junior subordinated debentures issued by Charter were redeemed in October 2013.
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

6.    Loan Portfolio and Credit Quality
The Bank’s lending activities are conducted principally in the regions of New England, San Francisco Bay, and Southern California. In December 2012, the Bank entered into an agreement to sell its three banking offices in the Pacific Northwest market, and therefore the loans included in the Pacific Northwest transaction were classified as held for sale and are not included in the December 31, 2012 data below. The sale was completed in May 2013.
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
Total loans include deferred loan fees/ (costs), net, of ($4.2) million as of both September 30, 2013 and December 31, 2012. Deferred loan fees/ (costs) include unamortized premiums or discounts related to mortgage loans purchased by the Bank.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents a summary of the loan portfolio based on the portfolio segment as of the dates indicated:

	September 30, 2013	December 31, 2012
	(In thousands)
Commercial and industrial	$788,425	$806,326
Commercial real estate	1,722,031	1,691,350
Construction and land	154,609	137,570
Residential	2,006,702	1,906,089
Home equity	118,094	123,551
Consumer and other	132,361	149,250
Total Loans	$4,922,222	$4,814,136

The following table presents nonaccrual loans receivable by class of receivable as of the dates indicated:

	September 30, 2013	December 31, 2012
	(In thousands)
Commercial and industrial	$4,575	$4,337
Commercial real estate	27,996	41,696
Construction and land	4,920	2,213
Residential	13,140	11,744
Home equity	134	660
Consumer and other	27	95
Total	$50,792	$60,745
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, although infrequent, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were $1.7 million of loans 90 days or more past due, but still accruing, as of September 30, 2013 and $3.6 million as of December 31, 2012. The Bank’s policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six consecutive months). For troubled debt restructured loans (“TDRs”), a return to accrual status generally requires timely payments for a period of six months in accordance with the restructured loan terms, along with meeting other criteria.
The following tables show the payment status of loans receivable by class of receivable as of the dates indicated:

	September 30, 2013
	Accruing Past Due				Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Accruing Past Due	Current Payment Status	30-89 Days Past Due	90+ Days Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$1,128	$13	$—	$1,141	$1,351	$—	$3,224	$4,575	$782,709	$788,425
Commercial real estate	1,018	525	1,647	3,190	13,548	—	14,448	27,996	1,690,845	1,722,031
Construction and land	679	13	65	757	3,988	49	883	4,920	148,932	154,609
Residential	—	3,758	—	3,758	5,648	216	7,276	13,140	1,989,804	2,006,702
Home equity	1,020	—	—	1,020	39	—	95	134	116,940	118,094
Consumer and other	27	2	—	29	—	4	23	27	132,305	132,361
Total	$3,872	$4,311	$1,712	$9,895	$24,574	$269	$25,949	$50,792	$4,861,535	$4,922,222

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2012
	Accruing Past Due				Nonaccrual Loans
	30-59 Days Past Due (1)	60-89 Days Past Due	90+ Days Past Due	Total Accruing Past Due	Current Payment Status	30-89 Days Past Due	90+ Days Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$10,684	$210	$257	$11,151	$3,073	$—	$1,264	$4,337	$790,838	$806,326
Commercial real estate	3,331	4,572	3,249	11,152	29,125	8,913	3,658	41,696	1,638,502	1,691,350
Construction and land	42	3,216	50	3,308	723	137	1,353	2,213	132,049	137,570
Residential	20,194	3,218	—	23,412	5,101	1,980	4,663	11,744	1,870,933	1,906,089
Home equity	119	39	—	158	300	—	360	660	122,733	123,551
Consumer and other	569	182	—	751	93	—	2	95	148,404	149,250
Total	$34,939	$11,437	$3,556	$49,932	$38,415	$11,030	$11,300	$60,745	$4,703,459	$4,814,136
___________________

(1)	Does not include one commercial and industrial 30-59 day delinquent loan totaling $0.3 million in loans held for sale as of December 31, 2012.
Nonaccruing and delinquent loans are affected by factors, such as economic and business conditions, interest rates, unemployment levels, and real estate collateral values, among others. In periods of prolonged economic declines, borrowers may become more severely impacted over time as liquidity levels decline and the borrower’s ability to continue to make payments deteriorates. With respect to real estate collateral values, the declines from the peak, as well as the value of the real estate at the time of origination versus the current value, can impact the level of problem loans. For instance, if the loan to value ratio at the time of renewal has increased due to the decline in the real estate value since origination, the loan may no longer meet the Bank’s underwriting standards and may not be renewed.
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
A summary of the rating system used by the Bank, repeated here from Part II. Item 8. “Financial Statements and Supplementary Data—Note 1: Basis of Presentation and Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, follows:

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present the loan portfolio’s credit risk profile by internally assigned grade by class of receivable as of the dates indicated:

	September 30, 2013
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Substandard	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$766,285	$11,075	$6,490	$4,575	$788,425
Commercial real estate	1,629,671	41,988	22,376	27,996	1,722,031
Construction and land	128,828	20,209	652	4,920	154,609
Residential	1,980,499	—	13,063	13,140	2,006,702
Home equity	116,239	—	1,721	134	118,094
Consumer and other	131,390	937	7	27	132,361
Total	$4,752,912	$74,209	$44,309	$50,792	$4,922,222

	December 31, 2012
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention (1)	Accruing Substandard	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$779,236	$13,691	$9,062	$4,337	$806,326
Commercial real estate	1,531,701	54,000	63,953	41,696	1,691,350
Construction and land	110,940	17,048	7,369	2,213	137,570
Residential	1,886,273	—	8,072	11,744	1,906,089
Home equity	121,218	—	1,673	660	123,551
Consumer and other	149,155	—	—	95	149,250
Total	$4,578,523	$84,739	$90,129	$60,745	$4,814,136
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present, by class of receivable, the balance of impaired loans with and without a related allowance, the associated allowance for those impaired loans with a related allowance, and the total unpaid principal on impaired loans:

	As of and for the three and nine months ended September 30, 2013
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	QTD Average Recorded Investment	YTD Average Recorded Investment	QTD Interest Income Recognized while Impaired	YTD Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$2,068	$3,299	n/a	$2,558	$4,521	$62	$332
Commercial real estate	30,965	42,572	n/a	30,847	34,896	247	781
Construction and land	1,078	1,800	n/a	1,083	1,605	6	103
Residential	3,662	5,340	n/a	3,229	4,141	20	106
Home equity	89	89	n/a	89	141	3	4
Consumer and other	7	7	n/a	2	1	—	—
Subtotal	37,869	53,107	n/a	37,808	45,305	338	1,326
With an allowance recorded:
Commercial and industrial	2,558	2,644	$253	2,496	2,385	1	23
Commercial real estate	13,905	15,197	1,508	17,630	19,909	89	677
Construction and land	4,185	4,405	794	4,185	3,260	—	—
Residential	12,844	12,844	1,746	13,171	12,680	100	389
Home equity	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—
Subtotal	33,492	35,090	4,301	37,482	38,234	190	1,089
Total:
Commercial and industrial	4,626	5,943	253	5,054	6,906	63	355
Commercial real estate	44,870	57,769	1,508	48,477	54,805	336	1,458
Construction and land	5,263	6,205	794	5,268	4,865	6	103
Residential	16,506	18,184	1,746	16,400	16,821	120	495
Home equity	89	89	—	89	141	3	4
Consumer and other	7	7	—	2	1	—	—
Total	$71,361	$88,197	$4,301	$75,290	$83,539	$528	$2,415
___________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three and nine months ended September 30, 2012
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	QTD Average Recorded Investment	YTD Average Recorded Investment	QTD Interest Income Recognized while Impaired	YTD Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$5,064	$8,361	n/a	$3,686	$4,826	$—	$—
Commercial real estate	34,789	55,034	n/a	28,714	30,315	39	226
Construction and land	4,630	6,783	n/a	5,655	6,115	—	97
Residential	9,764	11,195	n/a	9,482	9,747	71	243
Home equity	360	360	n/a	360	354	1	3
Consumer and other	—	—	n/a	73	53	—	—
Subtotal	54,607	81,733	n/a	47,970	51,410	111	569
With an allowance recorded:
Commercial and industrial	1,285	1,285	$123	2,731	1,983	—	—
Commercial real estate	25,516	26,901	2,507	24,462	25,190	200	562
Construction and land	1,018	1,062	425	2,187	1,662	—	—
Residential	12,067	12,067	1,080	12,885	11,604	119	277
Home equity	131	131	131	131	131	1	4
Consumer and other	—	—	—	—	—	—	—
Subtotal	40,017	41,446	4,266	42,396	40,570	320	843
Total:
Commercial and industrial	6,349	9,646	123	6,417	6,809	—	—
Commercial real estate	60,305	81,935	2,507	53,176	55,505	239	788
Construction and land	5,648	7,845	425	7,842	7,777	—	97
Residential	21,831	23,262	1,080	22,367	21,351	190	520
Home equity	491	491	131	491	485	2	7
Consumer and other	—	—	—	73	53	—	—
Total	$94,624	$123,179	$4,266	$90,366	$91,980	$431	$1,412
___________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the year ended December 31, 2012
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$3,274	$4,499	n/a	$4,707	$—
Commercial real estate	40,133	64,424	n/a	31,736	283
Construction and land	1,310	2,682	n/a	5,532	97
Residential	2,337	2,594	n/a	8,885	312
Home equity	360	360	n/a	355	3
Consumer and other	—	—	n/a	40	—
Subtotal	47,414	74,559	n/a	51,255	695
With an allowance recorded:
Commercial and industrial	1,149	1,191	$118	1,855	1
Commercial real estate	18,519	19,814	1,667	24,510	727
Construction and land	903	953	189	1,486	—
Residential	13,539	13,798	1,403	11,781	374
Home equity	—	—	—	114	5
Consumer and other	—	—	—	—	—
Subtotal	34,110	35,756	3,377	39,746	1,107
Total:
Commercial and industrial	4,423	5,690	118	6,562	1
Commercial real estate	58,652	84,238	1,667	56,246	1,010
Construction and land	2,213	3,635	189	7,018	97
Residential	15,876	16,392	1,403	20,666	686
Home equity	360	360	—	469	8
Consumer and other	—	—	—	40	—
Total	$81,524	$110,315	$3,377	$91,001	$1,802
___________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. TDRs totaled $59.5 million and $54.5 million at September 30, 2013 and December 31, 2012, respectively. Of the $59.5 million in TDRs at September 30, 2013, $28.0 million were on accrual status. Of the $54.5 million in TDRs at December 31, 2012, $26.7 million were on accrual status.
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
The following tables present the balance of TDRs that were restructured or defaulted during the periods indicated:

	As of and for the three months ended September 30, 2013
	Restructured Current Quarter			TDRs that defaulted in the current quarter that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
	(Dollars In thousands)
Commercial and industrial	—	$—	$—	1	$983
Commercial real estate (1)	2	2,198	2,198	2	1,517
Construction and land	—	—	—	—	—
Residential (2)	2	227	227	—	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	4	$2,425	$2,425	3	$2,500
___________________

(1)	Represents the following concessions: combination of concessions.

(2)	Represents the following concessions: temporary reduction of interest rate.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the nine months ended September 30, 2013
	Restructured Year to Date			TDRs that defaulted year to date that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
	(Dollars In thousands)
Commercial and industrial (1)	3	$1,369	$1,369	1	$983
Commercial real estate (2)	7	11,361	11,361	5	5,072
Construction and land (3)	4	3,604	3,604	—	—
Residential (4)	10	934	934	1	1,116
Home equity (5)	1	40	40	—	—
Consumer and other	—	—	—	—	—
Total	25	$17,308	$17,308	7	$7,171
___________________

(1)
Represents the following concessions: extension of term (1 loan; post-modification recorded investment of $1.0 million), temporary reduction of interest rate (1 loan; post-modification recorded investment of $0.2 million), and combination of concessions (1 loan; post-modification recorded investment of $0.2 million).

(2)
Represents the following concessions: extension of term (4 loans; post-modification recorded investment of $9.0 million) and combination of concessions (3 loans; post-modification recorded investment of $2.4 million).

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

(3)
Represents the following concessions: payment deferral (1 loan; post-modification recorded investment of $1.9 million), temporary reduction of interest rate (10 loans; post-modification recorded investment of $4.0 million), and combination of concessions (1 loan; post-modification recorded investment of $1.3 million).

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

7.    Allowance for Loan Losses
The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $77.2 million and $84.1 million at September 30, 2013 and December 31, 2012, respectively.
The following tables present a summary of the changes in the allowance for loan losses for the periods indicated:

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Allowance for loan losses, beginning of period:
Commercial and industrial	$11,883	$13,243	$11,825	$12,163
Commercial real estate	48,744	64,577	52,497	63,625
Construction and land	4,923	6,163	5,016	6,382
Residential	11,625	10,844	10,892	9,286
Home equity	1,201	1,489	1,085	1,535
Consumer and other	412	740	540	1,149
Unallocated	2,012	1,998	2,202	1,974
Total allowance for loan losses, beginning of period	80,800	99,054	84,057	96,114
Provision/ (credit) for loan losses:
Commercial and industrial	(533)	(1,339)	(1,441)	1,766
Commercial real estate	(5,719)	(3,035)	(8,266)	(2,147)
Construction and land	(427)	(1,448)	(1,250)	(2,177)
Residential	549	1,659	2,687	4,498
Home equity	(9)	69	444	(38)
Consumer and other	18	(38)	(105)	(358)
Unallocated	121	132	(69)	156
Total provision/ (credit) for loan losses	(6,000)	(4,000)	(8,000)	1,700
Loans charged-off:
Commercial and industrial	(41)	(1,108)	(68)	(3,777)
Commercial real estate	—	(2,339)	(2,339)	(5,606)
Construction and land	—	(710)	(100)	(710)
Residential	—	(1,544)	(1,405)	(2,825)
Home equity	—	(129)	(360)	(129)
Consumer and other	(9)	(19)	(14)	(111)
Total charge-offs	(50)	(5,849)	(4,286)	(13,158)
Recoveries on loans previously charged-off:
Commercial and industrial	91	794	1,084	1,438
Commercial real estate	1,958	59	3,091	3,390
Construction and land	378	1,065	1,208	1,575
Residential	—	—	—	—
Home equity	—	—	23	61
Consumer and other	—	6	—	9
Total recoveries	2,427	1,924	5,406	6,473

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Allowance for loan losses at end of period:
Commercial and industrial	11,400	11,590	11,400	11,590
Commercial real estate	44,983	59,262	44,983	59,262
Construction and land	4,874	5,070	4,874	5,070
Residential	12,174	10,959	12,174	10,959
Home equity	1,192	1,429	1,192	1,429
Consumer and other	421	689	421	689
Unallocated	2,133	2,130	2,133	2,130
Total allowance for loan losses at end of period	$77,177	$91,129	$77,177	$91,129
The following tables present the Company’s allowance for loan losses and loan portfolio at September 30, 2013 and December 31, 2012 by portfolio segment, disaggregated by method of impairment analysis. The Company had no loans acquired with deteriorated credit quality at September 30, 2013 or December 31, 2012.

	Commercial and industrial	Commercial real estate	Construction and land	Residential
	(In thousands)
Allowance for loan losses balance at September 30, 2013 attributable to:
Loans collectively evaluated	$11,147	$43,475	$4,080	$10,428
Loans individually evaluated	253	1,508	794	1,746
Total allowance for loan losses	$11,400	$44,983	$4,874	$12,174

Recorded investment (loan balance) at September 30, 2013:
Loans collectively evaluated	$783,799	$1,677,161	$149,346	$1,990,196
Loans individually evaluated	4,626	44,870	5,263	16,506
Total Loans	$788,425	$1,722,031	$154,609	$2,006,702

	Home equity	Consumer and other	Unallocated	Total
(Continued from above)	(In thousands)
Allowance for loan losses balance at September 30, 2013 attributable to:
Loans collectively evaluated	$1,192	$421	$2,133	$72,876
Loans individually evaluated	—	—	—	4,301
Total allowance for loan losses	$1,192	$421	$2,133	$77,177

Recorded investment (loan balance) at September 30, 2013:
Loans collectively evaluated	$118,005	$132,354	$—	$4,850,861
Loans individually evaluated	89	7	—	71,361
Total Loans	$118,094	$132,361	$—	$4,922,222

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Commercial and industrial	Commercial real estate	Construction and land	Residential
	(In thousands)
Allowance for loan losses balance at December 31, 2012 attributable to:
Loans collectively evaluated	$11,707	$50,830	$4,827	$9,489
Loans individually evaluated	118	1,667	189	1,403
Total allowance for loan losses	$11,825	$52,497	$5,016	$10,892

Recorded investment (loan balance) at December 31, 2012:
Loans collectively evaluated	$801,903	$1,632,698	$135,357	$1,890,213
Loans individually evaluated	4,423	58,652	2,213	15,876
Total Loans	$806,326	$1,691,350	$137,570	$1,906,089

	Home equity	Consumer and other	Unallocated	Total
(Continued from above)	(In thousands)
Allowance for loan losses balance at December 31, 2012 attributable to:
Loans collectively evaluated	$1,085	$540	$2,202	$80,680
Loans individually evaluated	—	—	—	3,377
Total allowance for loan losses	$1,085	$540	$2,202	$84,057

Recorded investment (loan balance) at December 31, 2012:
Loans collectively evaluated	$123,191	$149,250	$—	$4,732,612
Loans individually evaluated	360	—	—	81,524
Total Loans	$123,551	$149,250	$—	$4,814,136

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2013 and December 31, 2012:

	September 30, 2013				December 31, 2012
	Asset derivatives		Liability derivatives		Asset derivatives		Liability derivatives
	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$(4,172)	Other assets	$—	Other liabilities	$(5,189)
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	1,742	Other liabilities	(1,807)	Other assets	2,915	Other liabilities	(3,047)
Foreign exchange contracts	Other assets	—	Other liabilities	—	Other assets	120	Other liabilities	(120)
Total		$1,742		$(5,979)		$3,035		$(8,356)
___________________

(1)	For additional details, see Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements-Note 5: Fair Value Measurements.”
The following table presents the effect of the Company’s derivative financial instruments in the consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012:

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)
	three months ended September 30,			three months ended September 30,
	2013	2012		2013	2012
(In thousands)
Interest rate products	$(1,643)	$(641)	Interest income	$(553)	$(443)
Total	$(1,643)	$(641)		$(553)	$(443)

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)
	nine months ended September 30,			nine months ended September 30,
	2013	2012		2013	2012
(In thousands)
Interest rate products	$(469)	$(1,652)	Interest income	$(1,486)	$(1,295)
Total	$(469)	$(1,652)		$(1,486)	$(1,295)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the components of the Company’s accumulated other comprehensive income/ (loss) related to the derivatives for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Accumulated other comprehensive income on cash flow hedges, balance at beginning of period	$(1,745)	$(3,128)	$(2,969)	$(3,106)
Net change in unrealized gain/ (loss) on cash flow hedges	(648)	(113)	576	(135)
Accumulated other comprehensive income on cash flow hedges, balance at end of period	$(2,393)	$(3,241)	$(2,393)	$(3,241)
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
The Bank also entered into five interest rate swaps during the first nine months of 2013, each with a notional amount of $25 million. The interest rate swaps have effective dates of August 1, 2013, March 1, 2014, June 1, 2014, September 2, 2014, and December 1, 2014 and have terms ranging from three to six years. The Bank’s risk management objective and strategy for these interest rate swaps is to reduce its exposure to variability in interest-related cash outflows attributable to changes in the LIBOR swap rate associated with borrowing programs for each of the periods, initially expected to be accomplished with LIBOR-indexed brokered deposits, but may also include LIBOR-indexed FHLB advances. The interest rate swaps will effectively fix the Bank’s interest payments on $125 million of its LIBOR-indexed debt at rates between 1.68% and 2.32%, and a weighted average rate of 1.98%.
The Company uses the “Hypothetical Derivative Method” described in ASC 815, Derivatives and Hedging (“ASC 815”), for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (“OCI”) (outside of earnings) and subsequently reclassified to earnings in interest and dividend income when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of operations as part of fees and other income. The Company had no hedge ineffectiveness recognized in earnings during the three and nine months ended September 30, 2013 and 2012. The Company also monitors the risk of counterparty default on an ongoing basis.
A portion of the balance reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are made or received on the Company’s interest rate swap. During the next twelve months, the Company estimates that $2.6 million will be reclassified as an increase in interest expense.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

Non-designated Hedges
Derivatives not designated as hedges are not speculative and result from two different services the Bank provides to qualified commercial clients. The Bank offers certain derivative products directly to such clients. The Bank economically hedges derivative transactions executed with commercial clients by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of these programs are not designated in ASC 815-qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset through earnings. Fees earned in connection with the execution of derivatives related to this program are recognized in the consolidated statement of operations in other income. The derivative asset and liability values above include an adjustment related to the consideration of credit risk required under ASC 820, of less than $0.1 million in earnings for the three and nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013 and December 31, 2012, the Bank had six and 11 interest rate swaps with an aggregate notional amount of $24.8 million and $55.7 million, respectively, related to this program. As of September 30, 2013, the Bank had no foreign currency exchange contracts outstanding related to this program. As of December 31, 2012, the Bank had six foreign currency exchange contracts with notional amounts of $3.7 million related to this program.
The following table presents the effect of the Bank’s derivative financial instruments, not designated as hedging instruments, in the consolidated statement of operations for the three and nine months ended September 30, 2013 and 2012.

		Amount of gain or (loss), net, recognized in income on derivatives
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivative	Three months ended September 30,		Nine months ended September 30,
		2013	2012	2013	2012
		(In thousands)
Interest rate products	Other income/ (expense)	$(5)	$(21)	$14	$62
Foreign exchange contracts	Other income/ (expense)	3	4	8	5
Total		$(2)	$(17)	$22	$67
The Holding Company and the Bank have agreements with their derivative counterparties that contain provisions where, if the Holding Company or Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Holding Company or the Bank could also be declared in default on its derivative obligations. The Holding Company and the Bank were in compliance with these provisions as of September 30, 2013 and December 31, 2012.
The Holding Company and the Bank also have agreements with certain of their derivative counterparties that contain provisions where, if the Holding Company or Bank fails to maintain its status as a well- or adequately-capitalized institution, then the counterparty could terminate the derivative positions and the Holding Company or the Bank would be required to settle its obligations under the agreements. The Holding Company and the Bank were in compliance with these provisions as of September 30, 2013 and December 31, 2012.
Certain of the Holding Company and the Bank’s agreements with their derivative counterparties contain provisions where, if specified events or conditions occur that materially change the Holding Company’s or the Bank’s creditworthiness in an adverse manner, the Holding Company or the Bank may be required to fully collateralize their obligations under the derivative instruments. The Holding Company and the Bank were in compliance with these provisions as of September 30, 2013 and December 31, 2012.
As of September 30, 2013 and December 31, 2012, the termination amounts related to collateral determinations of derivatives in a liability position was $6.4 million and $8.4 million, respectively. The Company has minimum collateral posting thresholds with its derivative counterparty and has posted collateral of $7.3 million and $10.4 million as of September 30, 2013 and December 31, 2012, respectively, against its obligation under this agreement.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

9.    Income Taxes
The following table presents the components of income tax expense for continuing operations, discontinued operations, noncontrolling interests and the Company:

	Nine months ended September 30,
	2013	2012
	(In thousands)
Income from continuing operations:
Income before income taxes	$74,818	$50,985
Income tax expense	25,005	14,215
Net income from continuing operations	$49,813	$36,770
Effective tax rate, continuing operations	33.4%	27.9%

Income from discontinued operations:
Income before income taxes	$10,353	$6,999
Income tax expense	4,529	1,183
Net income from discontinued operations	$5,824	$5,816
Effective tax rate, discontinued operations	43.7%	16.9%

Less: Income attributable to noncontrolling interests:
Income before income taxes	$2,770	$2,407
Income tax expense	—	—
Net income attributable to noncontrolling interests	$2,770	$2,407
Effective tax rate, noncontrolling interests	—%	—%

Income attributable to the Company
Income before income taxes	$82,401	$55,577
Income tax expense	29,534	15,398
Net income attributable to the Company	$52,867	$40,179
Effective tax rate attributable to the Company	35.8%	27.7%
The effective tax rate for continuing operations for the nine months ended September 30, 2013 of 33.4%, with related tax expense of $25.0 million, was calculated based on a projected 2013 annual effective tax rate. The effective tax rate was less than the statutory rate of 35% due primarily to earnings from tax-exempt investments, income tax credits, and income attributable to noncontrolling interests. These items were partially offset by state and local income taxes and an increase in unrecognized tax benefits.
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
The effective tax rate for continuing operations for the nine months ended September 30, 2013 is greater than the effective tax rate for the same period in 2012 due primarily to an increase in unrecognized tax benefits, an increase in state and local income taxes, and a higher level of income before taxes in 2013 as compared to 2012.
As of September 30, 2013, the Company’s gross amount of unrecognized tax benefits is $2.0 million and the net amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.2 million. During the nine months ended September 30, 2013, the Company’s gross amount of unrecognized tax benefits decreased by $2.8 million, from $4.8 million at December 31, 2012, to $2.0 million at September 30, 2013. The $2.8 million decrease includes the release of $4.3 million of timing-related uncertainties as a result of the Company filing an accounting method change for income tax purposes, net against a $1.5 million increase related primarily to a change in the interpretation of tax law with respect to certain

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

tax positions taken on previously filed tax returns. The Company believes it is reasonably possible that the gross amount of unrecognized tax benefits may decrease within the next twelve months by $1.5 million as a result of settlements with state taxing authorities.
Contingent consideration related to the 2009 and 2012 divestiture of certain affiliates, primarily related to the revenue sharing agreement with Westfield Capital Management Company, LLC, is also reflected under “discontinued operations” in the table above. The profits and losses attributable to owners other than the Company are reflected under “noncontrolling interests” in the table above.

10.    Noncontrolling Interests
At the Company, noncontrolling interests typically consist of equity owned by management of the Company’s respective majority-owned affiliates. Net income attributable to noncontrolling interests in the consolidated statements of operations represents the net income allocated to the noncontrolling interest owners of the affiliates. Net income allocated to the noncontrolling interest owners was $0.9 million for each of the three month periods ended September 30, 2013 and 2012, and $2.8 million and $2.4 million for the nine months ended September 30, 2013 and 2012, respectively.
On the consolidated balance sheets, noncontrolling interests are included as the sum of the capital and undistributed profits allocated to the noncontrolling interest owners. Typically, this balance is included in a company’s permanent shareholders’ equity in the consolidated balance sheets. When the noncontrolling interest owners’ rights include certain redemption features, as described in ASC 480, Distinguishing Liabilities from Equity, such redeemable noncontrolling interests are classified as mezzanine equity and are not included in permanent shareholders’ equity. Due to the redemption features of the noncontrolling interests, the Company had redeemable noncontrolling interests held in mezzanine equity in the accompanying consolidated balance sheets of of $17.2 million and $19.3 million at September 30, 2013 and December 31, 2012, respectively. The aggregate amount of such redeemable noncontrolling equity interests are recorded at the estimated maximum redemption values. In addition, as discussed below, the Company had $0.1 million noncontrolling interests included in permanent shareholder’s equity at September 30, 2013.
Each non-wholly owned affiliate operating agreement provides the Company and/or the noncontrolling interests with contingent call or put redemption features used for the orderly transfer of noncontrolling equity interests between the affiliate noncontrolling interest owners and the Company at either a contractually predetermined fair value, multiple of earnings before interest, taxes, depreciation, and amortization (EBITDA), or fair value. The Company may liquidate these noncontrolling interests in cash, shares of the Company’s common stock, or other forms of consideration dependent on the operating agreement. These agreements are discussed in Part II. Item 8. “Financial Statements and Supplementary Data – Note 14: Noncontrolling Interests” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
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
During the second quarter of 2013, the Company sold certain repurchased noncontrolling interests to principals at Anchor with modified contingent call and put redemption features. These modified noncontrolling interests have the same terms and conditions as the previously issued noncontrolling interests with the exception that they require the approval of the Company’s CEO in order to be exercised. Therefore, these modified noncontrolling interests are not considered to be mandatorily redeemable and are not included in the redeemable noncontrolling interests within mezzanine equity, but rather within permanent equity.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the contractually determined maximum redemption values to repurchase the noncontrolling interests at the periods indicated:

	September 30, 2013	December 31, 2012
	(In thousands)
Anchor	$10,919	$11,105
BOS	4,206	5,782
DGHM	2,238	2,400
Total	$17,363	$19,287
Redeemable noncontrolling interests	$17,224	$19,287
Noncontrolling interests	$139	$—
The following table presents an analysis of the Company’s redeemable noncontrolling interests for the periods indicated:

	Nine months ended September 30,
	2013	2012
	(In thousands)
Redeemable noncontrolling interests at beginning of year	$19,287	$21,691
Net income attributable to noncontrolling interests	2,770	2,407
Distributions	(2,341)	(3,168)
DTC disposition	—	(1,470)
Adjustments to fair value	(2,492)	215
Redeemable noncontrolling interests at end of period	$17,224	$19,675

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
Also on April 24, 2013, the Company repurchased all 400.81221 shares of the Company’s Series B Non-Cumulative Perpetual Contingent Convertible Preferred Stock, par value $1.00 per share (the “Series B preferred stock”), held by BP Holdco, L.P., a subsidiary of The Carlyle Group, L.P., pursuant to a Stock Repurchase Agreement, dated as of April 16, 2013, previously disclosed by the Company.
The following table presents the details of the classes of preferred stock outstanding as of the dates indicated:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Preferred stock, $1.00 par value; authorized: 2,000,000 shares:
Series B, issued and outstanding (contingently convertible): 0 shares at September 30, 2013 and 401 shares at December 31, 2012; liquidation value: $100,000 per share	$—	$58,089
Series D, 6.95% Non-Cumulative Perpetual, issued and outstanding: 50,000 shares at September 30, 2013, 0 shares at December 31, 2012; liquidation preference: $1,000 per share	47,753	—
Total preferred stock	$47,753	$58,089

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
During the second half of 2012, the Company implemented a senior executive restructuring of the Holding Company leadership and Bank management. The purpose of this restructuring was to create a more streamlined organization and to refine the Company’s cost base. To implement the new structure the Company incurred an additional severance charge of $4.8 million, all during the second half of 2012. The Company expects no additional severance charges associated with this initiative.
Restructuring expenses incurred since the plans of restructuring were first implemented in 2011 totaled $14.0 million with the Private Banking segment incurring $9.5 million, and the remaining $4.5 million incurred by the Holding Company.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents a summary of the restructuring activity for the three and nine months ended September 30, 2013 and 2012:

	Severance Charges	Contract Termination Fees	Professional Expenses	Other Associated Costs	Total
	(In thousands)
Accrued charges at December 31, 2011	$2,658	$211	$230	$—	$3,099
Costs incurred	(1)	—	128	8	135
Costs paid	(459)	—	(254)	(8)	(721)
Accrued charges at March 31, 2012	2,198	211	104	—	2,513
Costs incurred	22	255	183	104	564
Costs paid	(1,039)	(255)	(287)	(104)	(1,685)
Accrued charges at June 30, 2012	1,181	211	—	—	1,392
Costs incurred	3,409	147	22	3	3,581
Costs paid	(577)	(260)	(22)	(3)	(862)
Accrued charges at September 30, 2012	$4,013	$98	$—	$—	$4,111

Accrued charges at December 31, 2012	$3,517	$98	$8	$—	$3,623
Costs incurred	—	—	—	—	—
Costs paid	(736)	—	(8)	—	(744)
Accrued charges at March 31, 2013	2,781	98	—	—	2,879
Costs incurred	—	—	—	—	—
Costs paid	(976)	—	—	—	(976)
Accrued charges at June 30, 2013	1,805	98	—	—	1,903
Costs incurred	—	—	—	—	—
Costs paid	(1,006)	—	—	—	(1,006)
Accrued charges at September 30, 2013	$799	$98	$—	$—	$897

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

In December 2011, the FASB issued new guidance, ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities and in January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2013-01 limits the scope of disclosures to derivatives, repurchase agreements and securities lending arrangements. The new guidance is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013 and requires a retrospective application for all comparative periods which are presented. The adoption of these ASUs did not have a material effect on the Company’s consolidated financial statements.

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
As of and for the three and nine months ended September 30, 2013
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
Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced herein under the section captioned “Risk Factors”; adverse conditions in the capital and debt markets and the impact of such conditions on the Company’s private banking, investment management and wealth advisory activities; changes in interest rates; competitive pressures from other financial institutions; the effects of continued weakness in general economic conditions on a national basis or in the local markets in which the Company operates, including changes that adversely affect borrowers’ ability to service and repay our loans; changes in the value of securities in the Company’s investment portfolio; changes in loan default and charge-off rates; the adequacy of loan loss reserves; reductions in deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; the risk that the Company’s deferred tax assets may not be realized; risks related to the identification and implementation of acquisitions, dispositions and restructurings; and changes in assumptions used in making such forward-looking statements, as well as the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K and updated in the Company’s Quarterly Reports on Form 10-Q and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

Executive Summary
The Company offers a wide range of wealth management services to high net worth individuals, families, businesses and select institutions through its three reportable segments: Private Banking, Investment Management, and Wealth Advisory. This Executive Summary provides an overview of the most significant aspects of our operating segments and the Company’s operations in the third quarter of 2013. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

	Three months ended September 30,
	2013	2012	$ Change	% Change
	(In thousands, except per share data)
Total revenues	$72,396	$74,970	$(2,574)	(3)%
Provision/ (credit) for loan losses	(6,000)	(4,000)	(2,000)	50%
Total operating expenses	51,953	58,150	(6,197)	(11)%
Net income from continuing operations	17,886	15,696	2,190	14%
Net income attributable to noncontrolling interests	871	855	16	2%
Net income attributable to the Company	18,336	16,513	1,823	11%
Diluted earnings per share:
From continuing operations	$0.20	$0.17	$0.03	18%
From discontinued operations	$0.02	$0.02	$—	—%
Attributable to common shareholders	$0.22	$0.19	$0.03	16%
Net income attributable to the Company was $18.3 million for the three months ended September 30, 2013, compared to $16.5 million in the same period of 2012. The Company recognized diluted earnings per share of $0.22 for the three months ended September 30, 2013, compared to diluted earnings per share of $0.19 for the same period of 2012.
Key items that affected the Company’s results in the third quarter of 2013 compared to the same period of 2012 include:

▪
The Company recorded a $6.0 million credit to the provision for loan losses for the three months ended September 30, 2013, compared to a credit to the provision for loan losses of $4.0 million in the same period of 2012. The credit to the provision for the three months ended September 30, 2013 was primarily driven by recoveries of previously charged-off loan amounts and a reduction in adversely-classified loans.

▪
The low interest rate environment continues to affect net interest income. Net interest margin (“NIM”) decreased 12 basis points to 2.99% for the three months ended September 30, 2013 compared to the same period in 2012. Net interest income for the three months ended September 30, 2013 was $42.3 million, a decrease of $4.1 million, or 9%, compared to the same period in 2012. This decrease was due to lower average yields on loans and investments, and a decrease in the average balance of loans and investments, partially offset by lower average rates paid on the Company’s deposits and borrowings and a decrease in volume of borrowings.

▪
Fees and other income increased 5% to $30.1 million for the three months ended September 30, 2013, compared to $28.6 million in the same period of 2012. This increase was driven by fee-based revenue, consisting of a 13% increase in wealth advisory fees, a 7% increase in investment management and trust fees, and a 9% increase in other banking fees. Together, these fee-based revenue line items represent 41% of total revenue for the three months ended September 30, 2013, compared to 36% of total revenue in the same period of 2012.

▪
Operating expenses decreased $6.2 million, or 11%, to $52.0 million for the three months ended September 30, 2013, compared to $58.2 million in the same period of 2012. Excluding the 2012 restructuring charges, operating expenses decreased $2.6 million, or 5%. Decreases in salaries and employee benefits, occupancy and equipment, and FDIC insurance expense were the primary drivers of the overall decrease.

The Company’s Private Banking segment reported net income attributable to the Company of $16.8 million in the third quarter of 2013, compared to net income attributable to the Company of $14.8 million in the same period of 2012. The

$1.9 million, or 13%, increase was a result of decreased operating expenses, decreased interest expense, a larger credit to the provision for loan losses in the third quarter of 2013, and increased fee-based noninterest income, offset by decreased interest income, and increased income tax expense for the three months ended September 30, 2013. AUM increased $0.5 billion, or 13%, to $4.3 billion at September 30, 2013 from $3.8 billion at September 30, 2012, due to both investment performance and net inflows.
The Company’s Investment Management segment reported net income attributable to the Company of $1.00 million in the third quarter of 2013, compared to net income attributable to the Company of $1.02 million in the same period of 2012. The 2% decrease was due to increased operating expenses, primarily due to increased salaries and employee benefits and a charge for trading errors, partially offset by increased investment management and trust fees. Most fee-based revenue is determined based on beginning-of-period AUM data, and, as a result, the increase in investment management and trust fees was related to changes in AUM from June 30, 2012 through June 30, 2013. AUM increased $1.1 billion, or 13%, to $9.7 billion at September 30, 2013 from $8.6 billion at September 30, 2012, due to investment performance, partially offset by net outflows.
The Company’s Wealth Advisory segment reported net income attributable to the Company of $1.7 million in the third quarter of 2013, compared to net income attributable to the Company of $1.3 million in the same period of 2012. The $0.4 million, or 29%, increase was due to increased wealth advisory fee revenue, partially offset by increased operating expenses, primarily due to increased salaries and employee benefits offset by decreased professional services expense. AUM increased $1.0 billion, or 13%, to $8.8 billion at September 30, 2013 from $7.8 billion at September 30, 2012, due to positive net flows and investment performance.

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

Financial Condition

Condensed Consolidated Balance Sheets and Discussion

	September 30, 2013	December 31, 2012	Increase/ (decrease)	% Change
	(In thousands)
Assets:
Total cash and investments	$1,066,600	$1,050,025	$16,575	2%
Loans held for sale	1,745	308,390	(306,645)	(99)%
Total loans	4,922,222	4,814,136	108,086	2%
Less: Allowance for loan losses	77,177	84,057	(6,880)	(8)%
Net loans	4,845,045	4,730,079	114,966	2%
Goodwill and intangible assets	131,836	135,054	(3,218)	(2)%
Other assets	229,713	241,457	(11,744)	(5)%
Total assets	$6,274,939	$6,465,005	$(190,066)	(3)%
Liabilities and Equity:
Deposits	$4,942,765	$4,885,059	$57,706	1%
Deposits held for sale	—	194,084	(194,084)	(100)%
Total borrowings	594,452	668,087	(73,635)	(11)%
Other liabilities	97,461	95,386	2,075	2%
Total liabilities	5,634,678	5,842,616	(207,938)	(4)%
Redeemable noncontrolling interests	17,224	19,287	(2,063)	(11)%
Total shareholders’ equity	623,037	603,102	19,935	3%
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$6,274,939	$6,465,005	$(190,066)	(3)%
Total Assets. Total assets decreased $190.1 million, or 3%, to $6.3 billion at September 30, 2013 from $6.5 billion at December 31, 2012. This decrease was due to the repurchase of the Company’s Series B preferred stock, the sale of the Pacific Northwest banking offices, and the repurchase of a portion of the Company’s junior subordinated debt, offset by the issuance of the Company’s Series D preferred stock.
Cash and Investments. Total cash and investments (consisting of cash and cash equivalents, investment securities, and stock in the FHLBs) increased $16.6 million, or 2%, to $1.1 billion, or 17% of total assets at September 30, 2013 from $1.1 billion, or 16% of total assets at December 31, 2012. The increase was due to the $15.2 million, or 5%, increase in cash and cash equivalents, and the $3.6 million, or 1%, increase in investment securities. The increase in cash and cash equivalents is the net result of short-term fluctuations in liquidity due to changes in levels of deposits, borrowings and loans outstanding. Other increases/decreases in cash during the first nine months of 2013 include the repurchase of the Company’s Series B preferred stock for $69.8 million, the retirement of $33.2 million junior subordinated debt, offset by the issuance of the Company’s Series D preferred stock for $47.8 million, net of issuance costs. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 11: Equity” for further details of the Company’s equity transactions.
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
Investment maturities, redemptions, principal payments, and sales of the Company’s available for sale securities provided $191.6 million of cash proceeds during the nine months ended September 30, 2013, which was used to purchase new investments or fund new loans. The timing of sales and reinvestments is based on various factors, including management’s evaluation of interest rate trends, the credit risk of municipal securities and the Company’s liquidity. The Company’s available for sale investment portfolio carried a total of $4.8 million of unrealized gains and $6.8 million of unrealized losses at September 30, 2013, compared to $9.9 million of unrealized gains and $1.1 million of unrealized losses at December 31, 2012.

No impairment losses were recognized through earnings related to available for sale securities during the nine months ended September 30, 2013 and 2012. The amount of investment securities in an unrealized loss position greater than 12 months as well as the total amount of unrealized losses was not significant and was primarily due to movements in interest rates since the securities were purchased. At September 30, 2013, the Company had no intent to sell any securities in an unrealized loss position at that date and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized losses.
See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 4: Investments” for further details of the Company’s investment securities.
Loans held for sale. Loans held for sale decreased $306.6 million, or 99%, to $1.7 million at September 30, 2013 from $308.4 million at December 31, 2012. $276.7 million of the December 31, 2012 loans held for sale balance, on the consolidated balance sheet, related to the previously announced agreement to sell the Bank’s three Pacific Northwest offices. The Bank completed the sale during the second quarter of 2013. Excluding the loans held for sale related to the Pacific Northwest transaction, loans held for sale decreased $28.2 million from December 31, 2012 to September 30, 2013. In the first quarter of 2013, the Bank transferred $9.1 million of residential loans from its portfolio into held for sale. These residential loans were then sold during the first quarter of 2013. The balance of loans held for sale is usually related to the timing and volume of residential loans originated for sale and the ultimate sale transaction which is typically executed within a short-time following the loan origination.
Goodwill and intangible assets, net. Goodwill and intangible assets decreased $3.2 million, or 2%, to $131.8 million at September 30, 2013 from $135.1 million at December 31, 2012. The decrease is due to amortization of intangible assets. The Company tests goodwill for impairment on an annual basis and between annual dates if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value, in accordance with ASC 350, Intangibles-Goodwill and Other. Management concluded at September 30, 2013 that there were no triggering events during the nine months then ended. Management will perform its annual goodwill impairment testing in the fourth quarter of 2013. AUM is a significant factor in the assessment of goodwill impairment at the non-banking affiliates. Should net outflows continue or accelerate, and/or the market experiences a significant decline, the risk of goodwill impairment at the investment management affiliates would increase.
Other. Other assets, consisting of OREO, premises and equipment, fees receivable, accrued interest receivable, deferred income taxes, net, and other assets, decreased $11.7 million, or 5%, to $229.7 million at September 30, 2013 compared to $241.5 million at December 31, 2012. Decreases in deferred income taxes, net, OREO, and other assets were offset by increases in fees receivable and premises and equipment.
OREO decreased $2.8 million, or 79%, to $0.8 million at September 30, 2013 from $3.6 million at December 31, 2012. The decrease is due to the sale of four OREO properties during the first half of 2013.
Deferred income taxes, net, decreased $1.4 million, or 2%, to $60.9 million at September 30, 2013 from $62.2 million at December 31, 2012. The decrease is primarily due to current year deferred tax expense, as well as certain stock compensation awards that have expired during the first nine months of 2013, net against the current year tax-effect of other comprehensive income. At September 30, 2013, no valuation allowance on the net deferred tax asset was required, other than for capital losses, due primarily to the expectation of future taxable income, the availability of historical taxable income, and the ability to recover taxes paid in the current and prior years.
Other assets, which consist primarily of Bank-Owned Life Insurance (“BOLI”), prepaid expenses, investment in partnerships, the fair value of interest rate derivatives, and other receivables, decreased $10.3 million, or 8%, to $114.7 million at September 30, 2013 from $125.0 million at December 31, 2012. $3.2 million of the December 31, 2012 other asset balance, on the consolidated balance sheet, relates to the other assets held for sale related to the Pacific Northwest transaction. The decrease is primarily due to the sale of the Pacific Northwest banking offices, the settlement of certain receivables, and decreases in prepaid balances, primarily related to FDIC prepaid insurance premiums, slightly offset by changes in the fair value of other investments.
Deposits. Total deposits increased $57.7 million, or 1%, to $4.9 billion, at September 30, 2013 from $4.9 billion at December 31, 2012. Deposit balances increased during the first nine months of 2013 due to higher money market balances, offset by expected outflows at the beginning of the year from several client accounts with high balances at year end 2012.

The following table presents the composition of the Company’s deposits at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Balance	as a % of total	Balance	as a % of total
	(In thousands)
Demand deposits	$1,389,603	28%	$1,349,594	28%
NOW	406,563	8%	482,647	10%
Savings	66,027	1%	87,054	2%
Money market	2,467,657	50%	2,297,847	47%
Certificates of deposit under $100,000	195,777	4%	211,032	4%
Certificates of deposit of $100,000 or greater	417,138	9%	456,885	9%
Total deposits (1)	$4,942,765	100%	$4,885,059	100%
____________

(1)	Does not include deposits held for sale of $194.1 million at December 31, 2012.
Borrowings. Total borrowings (consisting of securities sold under agreements to repurchase; federal funds purchased, if any; FHLB borrowings; and junior subordinated debentures) decreased $73.6 million, or 11%, to $594.5 million at September 30, 2013 from $668.1 million at December 31, 2012. From time to time, the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position, however none were outstanding at either September 30, 2013 or December 31, 2012. FHLB borrowings decreased $16.7 million, or 4%, to $391.5 million at September 30, 2013 from $408.1 million at December 31, 2012. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth and to manage interest rate risk, but can also be used as an additional source of liquidity for the Bank. Repurchase agreements decreased $23.8 million, or 20%, to $92.5 million at September 30, 2013 from $116.3 million at December 31, 2012. Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature. In addition, the Company repurchased $33.2 million of the junior subordinated debentures during the first nine months of 2013. In the fourth quarter of 2013, the Company has repurchased an additional $4.1 million of its junior subordinated debentures, which represents the debentures issued by a trust from one of the Bank’s legacy banks: the Charter Financial Trust I.
Other. Other liabilities, which consist primarily of accrued interest, accrued bonus, the fair value of interest rate derivatives, and other accrued expenses increased $2.1 million, or 2%, to $97.5 million at September 30, 2013 from $95.4 million at December 31, 2012. The increase is primarily due to an increase in unfunded commitments for investments in low income housing and community projects, an increase in bonus and compensation accruals, and an increase in deferred rent, partially offset by a decrease in the unrealized loss on interest rate derivatives and a decrease in the severance accrual as the restructuring programs of the prior years conclude.

Loan Portfolio and Credit Quality
Loans. Total portfolio loans increased $108.1 million, or 2%, to $4.9 billion, or 78%, of total assets at September 30, 2013, from $4.8 billion, or 74%, of total assets at December 31, 2012. Increases in residential loans of $100.6 million, or 5%, commercial real estate loans of $30.7 million, or 2%, and construction and land loans of $17.0 million, or 12%, were partially offset by decreases in home equity and other consumer loans of $22.3 million, or 8%, and commercial and industrial loans of $17.9 million, or 2%.
Geographic concentration. The following table presents the Bank’s outstanding loan balance concentrations at September 30, 2013 based on the location of the lender’s regional offices. Loans from the Holding Company to certain principals of the Company’s affiliates and relating to the sale of a previous affiliate, and loans at the Company’s non-banking segments are identified as “Other, net.”

	Commercial and Industrial		Commercial Real Estate		Construction and Land		Residential		Home Equity and Other Consumer
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
New England	$671,564	85%	$673,428	39%	$106,324	69%	$1,218,560	61%	$195,860	78%
San Francisco Bay	75,519	10%	597,405	35%	34,074	22%	466,801	23%	40,400	16%
Southern California	41,342	5%	451,198	26%	14,211	9%	321,341	16%	14,049	6%
Other, net	—	—%	—	—%	—	—%	—	—%	146	—%
Total	$788,425	100%	$1,722,031	100%	$154,609	100%	$2,006,702	100%	$250,455	100%
The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $77.2 million and $84.1 million at September 30, 2013 and December 31, 2012, respectively.
The allowance for loan losses at September 30, 2013 decreased $6.9 million, or 8%, from December 31, 2012 due to a provision credit of $8.0 million, partially offset by net recoveries. A provision credit of $6.0 million was recorded during the third quarter of 2013 due primarily to net recoveries of $2.4 million in the period and a decline in adversely-classified loans, as well as the continued positive loan portfolio credit quality trends. The allowance for loan losses as a percentage of total loans decreased 18 basis points to 1.57% at September 30, 2013 from 1.75% at December 31, 2012. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 7: Allowance for Loan Losses” for an analysis of the Company’s allowance for loan losses.
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

The following table presents a summary of loans charged-off, net of recoveries, by geography for the three and nine months ended September 30, 2013 and 2012. The geography assigned to the Private Banking data is based on the location of the lender’s regional offices.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Net loans (charged-off)/ recovered:
New England	$22	$(3,528)	$(2,078)	$(4,445)
San Francisco Bay	2,111	189	778	(1,674)
Southern California	244	231	2,420	121
Pacific Northwest	—	(817)	—	(687)
Total net loans (charged-off)/ recovered	$2,377	$(3,925)	$1,120	$(6,685)
Net recoveries of $2.4 million were recorded in the third quarter of 2013, compared to $3.9 million of net charge-offs in the same period of 2012. Despite the current year net recoveries on previously charged-off commercial loans (including construction and land loans, commercial real estate, and commercial and industrial loans), the Company believes that commercial loans represent the greatest risk of loss due to the size and nature of these loans and the related collateral. Local economic and business conditions in the markets where our Bank offices are located have a significant impact on our commercial loan customers and their ability to service their loans. Of the $1.1 million in net recoveries recorded in the nine months of 2013, $1.1 million were on construction and land loans, $0.8 million were on commercial real estate loans, and $1.0 million were on commercial and industrial loans, offset by net charge-offs of $1.4 million on residential loans and $0.4 million on home equity and consumer loans.
Nonperforming assets. The Company’s nonperforming assets include nonaccrual loans and OREO. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of deeds in lieu of foreclosure. In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Such restructured loans are generally included in impaired loans. Nonperforming assets decreased $12.8 million, or 20%, to $51.6 million, or 0.82% of total assets at September 30, 2013, from $64.4 million, or 1.00% of total assets at December 31, 2012.
The following table presents a rollforward of nonaccrual loans for the three and nine months ended September 30, 2013 and 2012:

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Nonaccrual loans, beginning of period	$52,289	$67,357	$60,745	$68,109
Transfers in to nonaccrual status	9,672	17,618	37,538	46,950
Transfers out to OREO	—	(233)	(105)	(1,136)
Transfers out to accrual status	(3,245)	(404)	(9,504)	(11,600)
Charge-offs	(50)	(5,837)	(4,188)	(13,057)
Paid off/ paid down	(7,874)	(5,107)	(33,694)	(15,872)
Nonaccrual loans, end of period	$50,792	$73,394	$50,792	$73,394

The following table presents a summary of the Private Banking credit quality by geography, based on the location of the lender’s regional offices:

	September 30, 2013	December 31, 2012
	(In thousands)
Nonaccrual loans:
New England	$30,160	$28,307
San Francisco Bay	14,218	25,105
Southern California	6,414	7,333
Total nonaccrual loans	$50,792	$60,745
Loans 30-89 days past due and accruing (1) (2):
New England	$2,047	$20,751
San Francisco Bay	2,317	11,771
Southern California	3,819	13,854
Total loans 30-89 days past due	$8,183	$46,376
Accruing substandard loans:
New England	$12,053	$27,551
San Francisco Bay	27,049	49,854
Southern California	5,207	12,724
Total accruing substandard loans	$44,309	$90,129
_____________________

(1)
In addition to loans 30-89 days past due and accruing, the Company had four loans totaling $1.7 million ($1.6 million in the San Francisco Bay region and $0.1 million in the New England region) that were more than 90 days past due but still on accrual status as of September 30, 2013. As of December 31, 2012, the Company had three loans totaling $3.6 million (all in the New England region) that were more than 90 days past due but still on accrual status.

(2)	Does not include one loan held for sale, 30-89 days past due and accruing, totaling $0.3 million as of December 31, 2012.
Of the $50.8 million of loans on nonaccrual status at September 30, 2013, $24.6 million, or 48%, had a current payment status; $0.3 million, or 1%, were 30-89 days past due, and $25.9 million, or 51%, were 90 days or more past due. Of the $60.7 million of nonaccrual loans at December 31, 2012, $38.4 million, or 63%, had a current payment status, $11.0 million, or 18%, were 30-89 days past due, and $11.3 million, or 19%, were 90 days or more past due. In these situations, despite the loan’s current payment status, if the Bank has reason to believe it may not collect all principal and interest on the loan in accordance with the related contractual terms, the Bank will generally discontinue the accrual of interest income and will generally apply any payments received to principal. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 6: Loan Portfolio and Credit Quality” for additional detail on the payment status of nonaccrual loans.

The following table presents a summary of the Private Banking credit quality by loan type. The loan type assigned to the Private Banking credit quality data is based on the purpose of the loan.

	September 30, 2013	December 31, 2012
	(In thousands)
Nonaccrual loans:
Commercial and industrial	$4,575	$4,337
Commercial real estate	27,996	41,696
Construction and land	4,920	2,213
Residential	13,140	11,744
Home equity and other consumer	161	755
Total nonaccrual loans	$50,792	$60,745
Loans 30-89 days past due and accruing (1):
Commercial and industrial (2)	$1,141	$10,894
Commercial real estate	1,543	7,903
Construction and land	692	3,258
Residential	3,758	23,412
Home equity and other consumer	1,049	909
Total loans 30-89 days past due	$8,183	$46,376
Accruing substandard loans:
Commercial and industrial	$6,490	$9,062
Commercial real estate	22,376	63,953
Construction and land	652	7,369
Residential	13,063	8,072
Home equity and other consumer	1,728	1,673
Total accruing substandard loans	$44,309	$90,129
_____________________

(1)
In addition to loans 30-89 days past due and accruing, the Company had four loans totaling $1.7 million (two commercial real estate loans totaling $1.6 million and two construction and land loans totaling $0.1 million) that were more than 90 days past due but still on accrual status at September 30, 2013. As of December 31, 2012, the Company had three loans totaling $3.6 million (one commercial and industrial loan totaling $0.3 million, one commercial real estate loan totaling $3.2 million, and one construction and land loan totaling less than $0.1 million) that were more than 90 days past due but still on accrual status.

(2)	Does not include one loan held for sale, 30-89 days past due and accruing, totaling $0.3 million as of December 31, 2012.
Nonaccrual and delinquent loans are affected by many factors such as economic and business conditions, interest rates, unemployment levels, and real estate collateral values, among others. In periods of prolonged economic declines, borrowers may become more severely impacted over time as liquidity levels decline and the borrower’s ability to continue to make payments deteriorates. With respect to real estate collateral values, the decline from the peak, as well as the value of the real estate at the time of origination versus the current value can impact the level of problem loans. For instance, if the loan to value ratio at the time of renewal has increased due to the decline in the real estate value since origination, the loan may no longer meet the Bank’s underwriting standards and may be considered for classification as a problem loan dependent upon a review of risk factors.
Delinquencies. At September 30, 2013, accruing loans with an aggregate balance of $8.2 million, or 0.17% of total loans, were 30-89 days past due, a decrease of $38.2 million, or 82%, compared to $46.4 million, or 0.96%, of total loans, at December 31, 2012. Loan delinquencies are generally the result of deteriorating economic conditions of the region and the resulting liquidity impact upon the client. The payment performance of delinquent clients can vary from month to month. Further deterioration in the credit condition of these delinquent loans could lead to the loans going to nonaccrual status and/or being downgraded. Downgrades would generally result in additional provision for loan losses. If the loan is put on nonaccrual status, the loan would generally be considered impaired and an impairment analysis would be performed to determine the amount of impairment, if any. Based on the impairment analysis, the provision could be higher or lower than the amount of provision associated with a loan prior to its classification as impaired. Past due loans may be included with accruing substandard loans.
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest in accordance with the contractual terms of the loan agreement is in doubt. When management determines that it is probable that the Bank will not collect all principal or interest on a loan in accordance with the original loan terms, or in accordance with its restructured terms if the loan is a TDR, the loan is designated as impaired. Impaired loans are usually included within the balance of nonaccrual loans. Certain impaired loans may continue to accrue interest based on factors such as the original restructuring terms, the historical payment performance, the value of collateral, and the financial condition of the borrower. Impaired loans totaled $71.4 million as of September 30, 2013, a decrease of $10.1 million, or 12%, compared to $81.5 million as of December 31, 2012. As of September 30, 2013, $33.5 million of the impaired loans had $4.3 million in specific reserve allocations. The remaining $37.9 million of impaired loans did not have specific reserve allocations due to the adequacy of collateral, prior charge-offs taken, interest collected and applied to principal, or a combination of these items. As of December 31, 2012, $34.1 million of impaired loans had $3.4 million in specific reserve allocations, and the remaining $47.4 million of impaired loans did not have specific reserve allocations.
Loans that are designated as impaired require an analysis to determine the amount of impairment, if any. Impairment would be indicated when the carrying value of the loan exceeds the estimated collateral value, less costs to sell, for collateral dependent loans or the net present value of the projected cash flows, discounted at the loan’s contractual effective interest rate, for loans not considered to be collateral dependent. Generally, shortfalls on collateral dependent loans would result in the impairment amount being charged-off to the allowance for loan losses, and shortfalls on cash flow dependent loans may be carried as specific reserve allocations unless a known loss is determined to have occurred, in which case such known loss is charged-off.
In certain instances, although very infrequent, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were $1.7 million of loans past due 90 days or more and still accruing interest at September 30, 2013 and $3.6 million at December 31, 2012.
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
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/ or principal forgiveness. TDRs totaled $59.5 million and $54.5 million at September 30, 2013 and December 31, 2012, respectively. Of the $59.5 million in TDRs at September 30, 2013, $28.0 million were on accrual status. Of the $54.5 million in TDRs at December 31, 2012, $26.7 million were on accrual status.
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
The Company has identified approximately $44.3 million in potential problem loans as of September 30, 2013, a decrease of $45.8 million, or 51%, compared to $90.1 million as of December 31, 2012. This decrease was primarily due to potential problem commercial real estate loans which declined $41.6 million, or 65%, to $22.4 million as of September 30, 2013 compared to $64.0 million as of December 31, 2012. Numerous factors impact the level of potential problem loans including economic conditions and real estate values. These factors affect our borrowers’ liquidity and, in some cases, our borrowers’ ability to comply with loan covenants such as debt service coverage. When there is a loss of a major tenant in a commercial real estate building, the appraised value of the building generally declines. Loans may be downgraded when this occurs as a result of the additional risk to the borrower in obtaining a new tenant in a timely manner and negotiating a lease with similar or better terms than the previous tenant. In many cases, these loans are still current and paying as agreed, although future performance may be impacted.
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
At September 30, 2013, the Company’s cash and cash equivalents amounted to $323.9 million. The Holding Company’s cash and cash equivalents amounted to $35.8 million at September 30, 2013. In April 2013, the Holding Company issued $50.0 million in Series D preferred stock for net proceeds of $47.8 million, and repurchased its Series B preferred stock for approximately $69.8 million in cash.
In the third quarter of 2013, the Company repurchased $22.7 million of its junior subordinated debentures, which represents the debentures issued by trusts from two of the Bank’s legacy banks: the Gibraltar Financial Statutory Trust I and the First State (CA) Statutory Trust I. As of the filing of this report, the Company has also repurchased the $4.1 million of its junior subordinated debentures issued by the Charter Financial Trust I. For further information on these junior subordinated debentures, see Part II. Item 8. “Financial Statements and Supplementary Data – Note 13: Junior Subordinated Debentures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
Management believes that the Company and the Holding Company have adequate liquidity to meet their commitments for the foreseeable future.
Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At September 30, 2013, consolidated cash and cash equivalents and securities available for sale, less securities pledged against current borrowings, amounted to $0.9 billion, or 15% of total assets, compared to $0.9 billion, or 14% of total assets at December 31, 2012.
The Company’s consolidated cash and cash equivalents and securities available for sale, less securities pledged increased $43.9 million, or 5%, in the first nine months of 2013. This increase is primarily due to the sale of the Pacific Northwest banking offices and the increase in deposits, excluding those related to the sale of the Pacific Northwest banking offices. Future loan growth may depend upon the Company’s ability to grow its core deposit levels. In addition, the Company has access to available borrowings through the FHLB totaling $841.1 million as of September 30, 2013 compared to $794.4 million at December 31, 2012. Combined, this liquidity totals $1.8 billion, or 28% of assets and 36% of total deposits as of September 30, 2013 compared to $1.7 billion, or 26% of assets and 34% of total deposits as of December 31, 2012.

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
Holding Company Liquidity. The Company and some of the Company’s majority-owned affiliates hold put and call options that would require the Company to purchase (and the majority-owned affiliates to sell) the remaining noncontrolling interests in these companies at the then fair value generally as determined by the respective agreements. At September 30, 2013, the estimated maximum redemption value for these affiliates related to outstanding put options was $17.2 million, all of which could be redeemed within the next 12 months, under certain circumstances, and is classified on the consolidated balance sheets as redeemable noncontrolling interests. These put and call options are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data - Note 14: Noncontrolling Interests” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
The Holding Company’s primary sources of funds are dividends from its affiliates, access to the capital and debt markets, and private equity investments. The Holding Company recognized $5.8 million in net income from discontinued operations during the nine months ended September 30, 2013. The majority of this amount related to a revenue sharing agreement with Westfield Capital Management Company, LLC (“Westfield”). Other than the revenue sharing agreement with Westfield, divestitures are not ongoing sources of funds for the Holding Company. Dividends from the Bank are limited by various regulatory requirements relating to capital adequacy and retained earnings. See Part II. Item 5. “Market for Registrant’s Common Equity, Related Stockholders Matters, and Issuers Purchases of Equity Securities” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for further details.
The Bank pays dividends to the Holding Company depending on its profitability and asset growth. If regulatory agencies were to require banks to increase their capital ratios, or impose other restrictions, it may limit the ability of the Bank to pay dividends to the Holding Company and/or limit the amount that the Bank could grow.
Although the Bank is currently above current regulatory requirements for capital, the Holding Company could downstream additional capital to increase the rate that the Bank could grow. Depending upon the amount of capital downstreamed by the Holding Company, the approval of the Holding Company’s board of directors may be required prior to the payment, if any.
The Company is required to pay interest quarterly on its junior subordinated debentures. Since 2010, the Company has been a party to an interest rate swap to hedge a portion of the cash flow associated with a junior subordinated debenture which converted from a fixed rate to a floating rate on December 30, 2010. The estimated cash outlay for the remaining three months of 2013 for the interest payments, including the effect of the cash flow hedge and the repurchase of $4.1 million of junior subordinated debt in the fourth quarter of 2013, is approximately $1.0 million based on the debt outstanding as of the date of this filing and estimated LIBOR.
The Company is required to pay cash dividends quarterly on its Series D preferred stock, issued in April 2013, at 6.95% per annum. The estimated cash outlay for the remaining three months of 2013 for the Series D preferred stock dividend payments is approximately $0.9 million.
The Company presently plans to pay cash dividends on its common stock on a quarterly basis dependent upon a number of factors such as profitability, Holding Company liquidity, and the Company’s capital levels. However, the ultimate declaration of dividends by the board of directors of the Company will depend on consideration of, among other things, recent financial trends and internal forecasts, regulatory limitations, alternative uses of capital deployment, general economic conditions, and pending regulatory changes to capital requirements. In January 2013, the Company increased its quarterly dividend from $0.01 per share to $0.05 per share. In July 2013, the Company increased its quarterly dividend to $0.07 per share. Based on the current dividend rate and estimated shares outstanding, the Company estimates the amount to be paid out in the remaining three months of 2013 for dividends to common shareholders will be approximately $5.6 million. In April 2013, the Company’s repurchased all of its Series B preferred stock and therefore will not pay additional dividends on these shares.

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
From time to time, the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. At September 30, 2013, the Bank had unused federal fund lines of credit totaling $196.0 million with correspondent institutions to provide immediate access to overnight borrowings. At September 30, 2013, the Bank had no outstanding borrowings under these federal fund lines. At December 31, 2012, the Bank had unused federal fund lines of credit totaling $236.0 million with correspondent institutions to provide immediate access to overnight borrowings.
If the Bank was no longer able to utilize the FHLB for borrowing, collateral currently used for FHLB borrowings could be transferred to other facilities such as the Federal Reserve’s discount window. In addition, the Bank could increase its usage of brokered deposits. Other borrowing arrangements may have higher rates than the FHLB would typically charge.

Capital Resources
Total shareholders’ equity at September 30, 2013 was $623.0 million, compared to $603.1 million at December 31, 2012, an increase of $19.9 million, or 3%. The increase in shareholders’ equity was primarily the result of net income and stock compensation, partially offset by dividends paid and the net result of issuance of the Series D preferred stock and the repurchase of the Series B preferred stock.
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
To be categorized as “well capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the regulatory capital and capital ratios table, below. In addition, the Company and the Bank cannot be subject to any written agreement, order or capital directive or prompt corrective action to be considered “well capitalized.” Both the Company and the Bank maintain capital at levels that would be considered “well capitalized” as of September 30, 2013 under the applicable regulations.

The following table presents the Company’s and the Bank’s amount of regulatory capital and related ratios as of September 30, 2013 and December 31, 2012. Also presented are the capital guidelines established by the Federal Reserve, which pertain to the Company, and by the FDIC, which pertains to the Bank. To be categorized as “adequately capitalized” or “well capitalized,” the Company and the Bank must be in compliance with these ratios as long as the Company and/or the Bank are not subject to any written agreement, order, capital directive, or prompt corrective action directive. The Federal Reserve, the FDIC, and the Massachusetts Commissioner of Banks may impose higher capital ratios than those listed below based on the results of regulatory exams.

	Actual		For capital adequacy purposes (at least)		To be well capitalized under prompt corrective action provisions (at least)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of September 30, 2013
Total risk-based capital
Company	$678,168	15.20%	$356,873	8.00%	$446,091	10.00%
Boston Private Bank	616,565	13.92	354,285	8.00	442,856	10.00
Tier I risk-based capital
Company	622,017	13.94	178,436	4.00	267,655	6.00
Boston Private Bank	560,914	12.67	177,142	4.00	265,714	6.00
Tier I leverage capital
Company	622,017	10.25	242,818	4.00	303,522	5.00
Boston Private Bank	560,914	9.36	239,663	4.00	299,579	5.00

As of December 31, 2012
Total risk-based capital
Company	$676,206	14.61%	$370,223	8.00%	$462,779	10.00%
Boston Private Bank	594,422	12.94	367,522	8.00	459,402	10.00
Tier I risk-based capital
Company	617,965	13.35	185,112	4.00	277,667	6.00
Boston Private Bank	536,649	11.68	183,761	4.00	275,641	6.00
Tier I leverage capital
Company	617,965	9.94	248,692	4.00	310,865	5.00
Boston Private Bank	536,649	8.73	245,755	4.00	307,194	5.00
Bank regulatory authorities restrict the Bank from lending or advancing funds to, or investing in the securities of, the Company. Further, these authorities restrict the amounts available for the payment of dividends by the Bank to the Company.
As of September 30, 2013, the Company has sponsored the creation of, or assumed sponsorship of, five statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. As of the filing of this report, the Company has repurchased all outstanding debentures of three of the five statutory trusts. In accordance with ASC 810-10-55, Consolidation - Overall - Implementation Guidance and Illustrations - Variable Interest Entities, these statutory trusts created by, or assumed by, the Company are not consolidated into the Company’s financial statements; however, the Company reflects the amounts of junior subordinated debentures payable to the preferred stockholders of statutory trusts as debt in its financial statements. As of September 30, 2013, all $104.0 million of the net balance of these trust preferred securities qualified as Tier I capital. As of December 31, 2012, all $136.5 million of the net balance of these trust preferred securities qualified as Tier I capital.

Results of operations for the three and nine months ended September 30, 2013 versus September 30, 2012
Net Income. The Company recorded net income from continuing operations for the three and nine months ended September 30, 2013 of $17.9 million and $49.8 million, respectively, compared to $15.7 million and $36.8 million, respectively, for the same periods in 2012. Net income attributable to the Company, which includes income from both continuing and discontinued operations, for the three and nine months ended September 30, 2013 was $18.3 million and $52.9 million, respectively, compared to $16.5 million and $40.2 million, respectively, for the same periods in 2012.
The Company recognized diluted EPS from continuing operations for the three and nine months ended September 30, 2013 of $0.20 and $0.41 per share, respectively, compared to $0.17 and $0.39 per share, respectively, for the same periods in 2012. Diluted EPS attributable to common shareholders, which includes both continuing and discontinued operations, for the three and nine months ended September 30, 2013 was $0.22 and $0.48 per share, respectively, compared to $0.19 and $0.46 per share, respectively, for the same periods in 2012. Net income from continuing operations in both 2013 and 2012 was offset by charges that reduce income available to common shareholders. The second quarter 2013 repurchase of the Series B preferred stock for $69.8 million resulted in a deemed dividend, which reduced net income available to common shareholders by $11.7 million and diluted EPS by $0.14 per share. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 2: Earnings Per Share” for further detail on these charges to income available to common shareholders.
The following discussions are based on the Company’s continuing operations, unless otherwise stated.
The following table presents selected financial highlights:

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2013	2012		2013	2012
	(In Thousands)
Net interest income	$42,302	$46,366	(9)%	$130,477	$137,730	(5)%
Fees and other income	30,094	28,604	5%	101,546	84,067	21%
Total revenue	72,396	74,970	(3)%	232,023	221,797	5%
Provision/ (credit) for loan losses	(6,000)	(4,000)	50%	(8,000)	1,700	nm
Operating expense	51,953	58,150	(11)%	165,205	169,112	(2)%
Income tax expense	8,557	5,124	67%	25,005	14,215	76%
Net income from continuing operations	17,886	15,696	14%	49,813	36,770	35%
Net income from discontinued operations	1,321	1,672	(21)%	5,824	5,816	—%
Less: Net income attributable to noncontrolling interests	871	855	2%	2,770	2,407	15%
Net income attributable to the Company	$18,336	$16,513	11%	$52,867	$40,179	32%
Net interest income. Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference between the average rate earned on total interest-earning assets and the average rate paid on total interest-bearing liabilities. NIM is the amount of net interest income, on a fully taxable-equivalent (“FTE”) basis, expressed as a percentage of average interest-earning assets. The average rate earned on earning assets is the amount of annualized taxable equivalent interest income expressed as a percentage of average earning assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities. When credit quality declines and loans are placed on nonaccrual status, NIM can decrease because the same assets are earning less income. Loans that are graded substandard but are still accruing interest income of $44.3 million at September 30, 2013 could be placed on nonaccrual status if their credit quality declines further.
Net interest income for the three months ended September 30, 2013 was $42.3 million, a decrease of $4.1 million, or 9%, compared to the same period in 2012. The decrease for the three months is due to lower average yields on loans and decreased volume of loans and cash and investments, partially offset by a decrease in volume of borrowings and lower average rates paid on the Company’s deposits and borrowings. The NIM was 2.99% and 3.11% for the three months ended September 30, 2013 and 2012, respectively. Net interest income for the nine months ended September 30, 2013 was $130.5 million, a decrease of $7.3 million, or 5%, compared to the same period in 2012. The decrease for the nine months is due to lower average yields on loans and investments and increased volume of deposits, partially offset by lower average rates paid on the Company’s deposits and borrowings and a decrease in volume of borrowings. For the nine months ended September 30, 2013, NIM was 3.08%, a decrease of 19 basis points compared to the same period in 2012.
The following table presents the composition of the Company’s NIM on a FTE basis for the three and nine months ended September 30, 2013 and 2012; however, the discussion following these tables reflects non-FTE data.

	Average Balance		Interest Income/Expense		Average Yield/Rate
(In Thousands)	As of and for the three months ended September 30,
AVERAGE BALANCE SHEET:	2013	2012	2013	2012	2013	2012
AVERAGE ASSETS
Interest-Earning Assets:
Cash and Investments (1):
Taxable investment securities	$244,408	$271,990	$548	$890	0.90%	1.31%
Non-taxable investment securities (2)	209,511	188,183	1,148	1,221	2.19%	2.60%
Mortgage-backed securities	263,380	257,680	1,338	1,537	2.03%	2.38%
Federal funds sold and other	244,622	440,586	273	290	0.44%	0.26%
Total Cash and Investments	961,921	1,158,439	3,307	3,938	1.37%	1.36%
Loans: (3)
Commercial and Construction (2)	2,657,121	2,768,279	30,435	33,932	4.48%	4.88%
Residential	1,984,565	2,038,277	15,782	18,230	3.18%	3.58%
Home Equity and Other Consumer	258,579	280,366	2,003	2,236	3.07%	3.17%
Total Loans	4,900,265	5,086,922	48,220	54,398	3.88%	4.26%
Total Earning Assets	5,862,186	6,245,361	51,527	58,336	3.47%	3.72%
Less: Allowance for Loan Losses	81,262	99,778
Cash and due from Banks (non-interest bearing)	40,164	42,688
Other Assets (4)	375,910	412,559
TOTAL AVERAGE ASSETS	$6,196,998	$6,600,830
AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits:
Savings and NOW	$492,983	$458,499	$97	$127	0.08%	0.11%
Money Market	2,425,333	2,260,748	1,782	2,206	0.29%	0.39%
Certificates of Deposits	627,166	805,540	1,327	1,873	0.84%	0.92%
Total Deposits	3,545,482	3,524,787	3,206	4,206	0.36%	0.47%
Junior Subordinated Debentures	125,729	168,288	1,119	1,507	3.48%	3.50%
FHLB Borrowings and Other	501,263	637,471	2,762	3,953	2.16%	2.43%
Total Interest-Bearing Liabilities	4,172,474	4,330,546	7,087	9,666	0.67%	0.88%
Noninterest Bearing Demand Deposits	1,277,319	1,561,135
Payables and Other Liabilities (4)	114,588	105,914
Total Average Liabilities	5,564,381	5,997,595
Redeemable Noncontrolling Interests	17,688	18,496
Average Shareholders’ Equity	614,929	584,739
TOTAL AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY	$6,196,998	$6,600,830
Net Interest Income - on a FTE Basis			$44,440	$48,670
FTE Adjustment (2)			2,138	2,304
Net Interest Income (GAAP Basis)			$42,302	$46,366
Interest Rate Spread					2.80%	2.84%
Net Interest Margin					2.99%	3.11%

	Average Balance		Interest Income/Expense		Average Yield/Rate
(In Thousands)	As of and for the nine months ended September 30,
AVERAGE BALANCE SHEET:	2013	2012	2013	2012	2013	2012
AVERAGE ASSETS
Interest-Earning Assets:
Cash and Investments (1):
Taxable investment securities	$216,472	$329,337	$1,555	$3,225	0.96%	1.31%
Non-taxable investment securities (2)	206,344	189,536	3,635	3,718	2.35%	2.62%
Mortgage-backed securities	291,815	251,593	4,080	4,743	1.86%	2.51%
Federal funds sold and other	189,503	245,485	624	511	0.44%	0.28%
Total Cash and Investments	904,134	1,015,951	9,894	12,197	1.46%	1.60%
Loans: (3)
Commercial and Construction (2)	2,721,191	2,683,936	94,277	101,096	4.57%	5.03%
Residential	1,983,966	1,941,345	48,809	54,037	3.28%	3.71%
Home Equity and Other Consumer	265,913	297,532	5,974	7,331	3.00%	3.29%
Total Loans	4,971,070	4,922,813	149,060	162,464	3.97%	4.41%
Total Earning Assets	5,875,204	5,938,764	158,954	174,661	3.58%	3.93%
Less: Allowance for Loan Losses	83,090	99,164
Cash and due from Banks (non-interest bearing)	41,780	59,085
Other Assets (4)	391,399	445,116
TOTAL AVERAGE ASSETS	$6,225,293	$6,343,801
AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits (5):
Savings and NOW	$530,701	$497,128	$336	$659	0.08%	0.18%
Money Market	2,365,310	2,116,993	5,495	6,490	0.31%	0.41%
Certificates of Deposits	658,464	863,646	4,281	6,395	0.87%	0.99%
Total Deposits	3,554,475	3,477,767	10,112	13,544	0.38%	0.52%
Junior Subordinated Debentures	132,117	174,665	3,429	4,950	3.42%	3.72%
FHLB Borrowings and Other	540,788	684,626	8,777	12,519	2.14%	2.40%
Total Interest-Bearing Liabilities	4,227,380	4,337,058	22,318	31,013	0.70%	0.95%
Noninterest Bearing Demand Deposits	1,251,112	1,305,344
Payables and Other Liabilities (4)	117,505	108,116
Total Average Liabilities	5,595,997	5,750,518
Redeemable Noncontrolling Interests	18,193	20,001
Average Shareholders’ Equity	611,103	573,282
TOTAL AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY	$6,225,293	$6,343,801
Net Interest Income - on a FTE Basis			$136,636	$143,648
FTE Adjustment (2)			6,159	5,918
Net Interest Income (GAAP Basis)			$130,477	$137,730
Interest Rate Spread					2.88%	2.98%
Net Interest Margin					3.08%	3.23%

________________________

(1)	Investments classified as available for sale are shown in the average balance sheet at amortized cost.

(2)	Interest income on non-taxable investments and loans is presented on a FTE basis using statutory rates. The discussion following these tables reflects non-FTE data.

(3)	Includes loans held for sale and nonaccrual loans.

(4)	Includes assets and liabilities of discontinued operations, if any.

(5)	Includes deposits held for sale.

Interest and Dividend Income. Interest and dividend income for the three months ended September 30, 2013 was $49.4 million, a decrease of $6.6 million, or 12%, compared to the same period in 2012. Interest and dividend income for the nine months ended September 30, 2013 was $152.8 million, a decrease of $15.9 million, or 9%, compared to the same period in 2012. The decrease was primarily due to lower yields on loans and investments, partially offset by increased average loan volume, and a shift in the mix of interest-bearing assets from cash and investments into the loan portfolio.
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
Interest income on commercial loans (including construction loans), on a non-FTE basis, for the three months ended September 30, 2013 was $28.7 million, a decrease of $3.4 million, or 11%, compared to the same period in 2012 as a result of a 4% decrease in the average balance and a 12 basis point decrease in the average yield. For the nine months ended September 30, 2013, commercial interest income was $89.4 million, a decrease of $7.1 million, or 7%, compared to the same period in 2012 as a result of a 46 basis point decrease in the average yield, partially offset by a 1% increase in the average balance. The increase in the average balance for the nine month period is related to the organic growth of the commercial loan portfolio at the Bank, as discussed above in Part I. Item 2. “Management’s Discussion and Analysis - Loan Portfolio and Credit Quality.” The decrease in the average yield for the three and nine month periods is the result of market conditions leading to lower rates due to competition for higher quality loans.
Interest income on residential mortgage loans for the three months ended September 30, 2013 was $15.8 million, a decrease of $2.4 million, or 13%, compared to the same period in 2012 as a result of a 45 basis point decrease in the average yield, and a 3% decrease in the average balance. For the nine months ended September 30, 2013, residential mortgage interest income was $48.8 million, a decrease of $5.2 million, or 10%, compared to the same period in 2012 as a result of a 43 basis point decrease in the average yield, partially offset by a 2% increase in the average balance. The decrease in the average yield for the three and nine month periods was primarily due to adjustable rate mortgage (“ARM”) loans repricing to lower rates, clients refinancing into lower rates and new loan originations at historically low rates. The decline in U.S. Treasury yields over the repricing periods, the index to which the ARMs are typically linked, has decreased the yields on these mortgage loans. The increase in the average balances for the nine month period was due to the organic growth of the residential loan portfolio at the Bank.
Interest income on home equity and other consumer loans for the three months ended September 30, 2013 was $2.0 million, a decrease of $0.2 million, or 10%, compared to the same period in 2012, as a result of a ten basis point decrease in the average yield and an 8% decrease in the average balance. For the nine months ended September 30, 2013, home equity and other consumer loan interest income was $6.0 million, a decrease of $1.4 million, or 19%, compared to the same period in 2012 as a result of a 29 basis point decrease in the average yield and a 10% decrease in the average balance. The decrease in average yield is primarily due to lower market rates on consumer loans. The decrease in average balance reflects lower client demand.
Investment income, on a non-FTE basis, for the three months ended September 30, 2013 was $2.9 million, a decrease of $0.6 million, or 17%, compared to the same period in 2012, as a result of a 17% decrease in the average balance. For the nine months ended September 30, 2013, investment income was $8.6 million, a decrease of $2.2 million, or 21%, compared to the same period in 2012, as a result of a 14 basis point decrease in the average yield and an 11% decrease in the average balance. The decrease in the average balance is primarily due to timing and volume of deposit balances as compared to the level of loans outstanding. Investment decisions are made based on anticipated liquidity, loan demand, and asset-liability management considerations.

Interest expense. Interest expense on deposits and borrowings for the three months ended September 30, 2013 was $7.1 million, a decrease of $2.6 million, or 27%, compared to the same period in 2012. For the nine months ended September 30, 2013, interest expense on deposits and borrowings was $22.3 million, a decrease of $8.7 million, or 28% compared to the same period in 2012.
Interest expense on deposits for the three months ended September 30, 2013 was $3.2 million, a decrease of $1.0 million, or 24%, compared to the same period in 2012, as a result of an 11 basis point decrease in the average rate paid, partially offset by a 1% increase in the average balance. For the nine months ended September 30, 2013, interest expense on deposits was $10.1 million, a decrease of $3.4 million, or 25%, compared to the same period in 2012, as a result of a 14 basis point decrease in the average rate paid, partially offset by a 2% increase in the average balance. The decrease in the average rate paid was primarily due to the Bank’s ability to lower interest rates on all account types due to the low interest rate environment.
Interest paid on borrowings for the three months ended September 30, 2013 was $3.9 million, a decrease of $1.6 million, or 29%, compared to the same period in 2012, as a result of a 22 basis point decrease in the average rate paid and a 22% decrease in the average balance. For the nine months ended September 30, 2013, interest paid on borrowings was $12.2 million, a decrease of $5.3 million, or 30%, as a result of a 27 basis point decrease in the average rate paid and a 22% decrease in the average balance. The decrease in the average rate paid is primarily due to the higher-rate FHLB borrowings maturing and being replaced at lower rates, and the repurchase of a portion of the Company’s junior subordinated debt in 2012 and 2013 and the prepayment of repurchase agreements in 2012 and the first half of 2013.
Provision/ (credit) for loan losses. The provision/ (credit) for loan losses for the three months ended September 30, 2013 was a credit of $6.0 million, a decrease of $2.0 million, or 50%, compared to the same period in 2012. For the nine months ended September 30, 2013, the provision/ (credit) for loan losses was a credit of $8.0 million, a decrease of $9.7 million, or over 100%, compared to the same period in 2012. The credit to the provision is primarily due to net recoveries of previously charged-off loan amounts and the significant reduction in adversely-classified loans.
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
Fees and other income. Fees and other income for the three months ended September 30, 2013 was $30.1 million, an increase of $1.5 million, or 5%, compared to the same period in 2012. For the nine months ended September 30, 2013, fees and other income was $101.5 million, an increase of $17.5 million, or 21%, compared to the same period in 2012. Excluding the $10.6 million gain on sale of the Pacific Northwest banking offices, fee and other income for the nine months ended September 30, 2013 was $91.0 million, an increase of $6.9 million, or 8%, compared to the same period in 2012. Other than the gain on sale of the Pacific Northwest banking offices, factors affecting the increase are higher investment management and trust fees and higher wealth advisory fees, partially offset by lower gain from the repurchase of debt.
Investment management and trust fees for the three months ended September 30, 2013 was $17.0 million, an increase of $1.1 million, or 7%, compared to the same period in 2012. For the nine months ended September 30, 2013, investment management and trust fee income was $51.2 million, an increase of $4.6 million, or 10%, compared to the same period in 2012. AUM at the Bank and Investment Managers increased $1.6 billion, or 13%, in the past twelve months to $14.0 billion at September 30, 2013. The increase is due to market appreciation. Investment management and trust fees from the Bank and Investment Managers are typically calculated based on a percentage of AUM, and approximately 48% of the third quarter 2013 investment management and trust fee revenues were earned based upon beginning-of-period (June 30, 2013) AUM for the quarter. Changes in revenue generally lag behind changes in AUM, and accordingly, we expect slightly higher levels of investment management and trust revenue in the fourth quarter of 2013, as compared to the third quarter of 2013.
Wealth advisory fee income for the three months ended September 30, 2013 was $10.7 million, an increase of $1.2 million, or 13%, compared to the same period in 2012. For the nine months ended September 30, 2013, wealth advisory fee income was $31.1 million, an increase of $3.2 million, or 11%, compared to the same period in 2012. AUM as of September 30, 2013 managed by the Wealth Advisors was $8.8 billion, an increase of $1.0 billion, or 13%, compared to September 30, 2012.

Gain on repurchase of debt for the nine months ended September 30, 2013 was $0.6 million, a decrease of $2.0 million, or 76%, compared to the same period in 2012. During the first half of 2013, the Company repurchased $10.5 million of its junior subordinated debt and recognized a gain of $0.6 million. In the third quarter of 2013, the Company repurchased $22.7 million of its junior subordinated debentures, which represents the debentures issued by trusts from two of the Bank’s legacy banks: the Gibraltar Financial Statutory Trust I and the First State (CA) Statutory Trust I. In the fourth quarter of 2013, the Company has repurchased an additional $4.1 million of its junior subordinated debentures, which represents the debentures issued by a trust from one of the Bank’s legacy banks: the Charter Financial Trust I. The repurchases of the legacy banks’ junior subordinated debentures are made at par, and therefore no gain or loss is recorded on repurchase. The Company used available cash on hand to repurchase the securities.
The Company recorded a gain on the sale of the Bank’s Pacific Northwest offices for the nine months ended September 30, 2013 of $10.6 million. The sale of the Bank’s three Pacific Northwest offices, which was announced in December 2012, was completed in May 2013.
Operating Expense. Operating expense for the three months ended September 30, 2013 was $52.0 million, a decrease of $6.2 million, or 11%, compared to the same period in 2012. For the nine months ended September 30, 2013, operating expense was $165.2 million, a decrease of $3.9 million, or 2%, compared to the same period in 2012. Included in operating expense for the three and nine months ended September 30, 2012 are restructuring expenses of $3.6 million and $4.3 million, respectively. Excluding restructuring, operating expense for the three months ended September 30, 2013 decreased $2.6 million, or 5%, and remained flat for the nine months then ended. The decrease for the three months ended September 30, 2013 is primarily due to decreases in salaries and employee benefits, occupancy and equipment, and FDIC insurance expense. For the nine months ended September 30, 2013, increases in marketing, contract services and data processing, and other were offset by decreases in salaries and employee benefits, occupancy and equipment, and professional fees.
Salaries and employee benefits expense, the largest component of operating expense, for the three months ended September 30, 2013 was $33.1 million, a decrease of $1.6 million, or 5%, compared to the same period in 2012. For the nine months ended September 30, 2013, salaries and employee benefits was $104.6 million, a decrease of $1.5 million, or 1%, compared to the same period in 2012. The decrease is primarily due to efficiencies resulting from the sale of the Bank’s Pacific Northwest offices and management restructuring, partially offset by higher commission-based compensation and post-employment benefits.
Occupancy and equipment expense for the three months ended September 30, 2013 was $7.3 million, a decrease of $0.8 million, or 10%, compared to the same period in 2012. For the nine months ended September 30, 2013, occupancy and equipment was $22.4 million, a decrease of $0.9 million, or 4%, compared to the same period in 2012. The decrease is primarily related to the sale of the Bank’s Pacific Northwest offices and savings on a renegotiated lease.
Professional services for the three months ended September 30, 2013 was $3.5 million, which is flat compared to the same period in 2012. For the nine months ended September 30, 2013, professional services was $8.7 million, a decrease of $0.7 million, or 8%, compared to the same period in 2012. The decrease is primarily due to lower consulting and legal expenses for loan workout matters, as well as decreases in director fees, partially offset by increased internal audit and compliance fees.
Marketing expense for the three months ended September 30, 2013 was $1.2 million, a decrease of $0.1 million, or 11%, compared to the same period in 2012. For the nine months ended September 30, 2013, marketing was $5.4 million, an increase of $1.0 million, or 22%, compared to the same period in 2012. The nine month increase is primarily due to a new marketing program at the Bank during the first half of 2013.
Contract services and data processing expense for the three months ended September 30, 2013 was $1.5 million, an increase of 1% compared to the same period in 2012. For the nine months ended September 30, 2013, contract services and data processing expense was $4.5 million, an increase of $0.5 million, or 13%, compared to the same period in 2012. The nine month increase is primarily related to higher custody fees and system expenses, which are based on AUM levels.
FDIC insurance for the three months ended September 30, 2013 was $0.8 million, a decrease of $0.3 million, or 28%, compared to the same period in 2012. For the nine months ended September 30, 2013, FDIC insurance was $2.8 million, a decrease of $0.2 million, or 5%, compared to the same period in 2012. The decrease is primarily due to lower insurance rates and a lower asset level due to the sale of the Bank’s Pacific Northwest offices.
Other expenses for the three months ended September 30, 2013 was $3.6 million, an increase of $0.2 million, or 7%, compared to the same period in 2012. For the nine months ended September 30, 2013, other expenses was $13.5 million, an increase of $2.1 million, or 18%, compared to the same period in 2012. The increase for the nine month period is primarily due to a liability restructuring charge and a tax related reserve.

Income Tax Expense. Income tax expense for continuing operations for the three and nine months ended September 30, 2013 was an expense of $8.6 million, and $25.0 million, respectively. The effective tax rate for continuing operations for the nine months ended September 30, 2013 was 33.4%, compared to an effective tax rate of 27.9% for the same period in 2012. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 9: Income Taxes” for further detail.

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
In December 2011, the FASB issued new guidance, ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities and in January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2013-01 limits the scope of disclosures to derivatives, repurchase agreements and securities lending arrangements. The new guidance is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013 and requires a retrospective application for all comparative periods which are presented. The adoption of these ASUs did not have a material effect on the Company’s consolidated financial statements.

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
Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of September 30, 2013 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries, was made known to the certifying officers by others within the Company and its consolidated subsidiaries in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reporting within the time periods specified in the SEC rules and forms. On a quarterly basis, the Company evaluates the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.
(b) Change in internal controls over financial reporting.
There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the “Dodd-Frank Act,” required the federal banking agencies to establish minimum leverage and risk-based capital requirements for insured banks and their holding companies. The federal banking agencies issued a joint final rule, or the “Final Capital Rule,” that implements the Basel III capital standards and establishes the minimum capital levels required under the Dodd-Frank Act. We must comply with the Final Capital Rule by January 1, 2015. The Final Capital Rule establishes a minimum common equity Tier I capital ratio of 6.5% of risk-weighted assets for a “well capitalized” institution and increases the minimum Tier I capital ratio for a “well capitalized” institution from 6% to 8%. Additionally, the Final Capital Rule requires an institution to maintain a 2.5% common equity Tier I capital conservation buffer to avoid restrictions on the ability to pay dividends, discretionary bonuses, and to engage in share repurchases. If these requirements were in place at September 30, 2013, the Company would meet these minimum requirements. The Final Capital Rule permanently grandfathers trust preferred securities issued before May 19, 2010 for institutions with less than $15 billion in total assets as of December 31, 2009, subject to a limit of 25% of Tier I capital. The Final Capital Rule increases the required capital for certain categories of assets, including high volatility construction real estate loans and certain exposures related to securitizations; however, the Final Capital Rule retains the current capital treatment of residential mortgages. Under the Final Capital Rule, we may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If we do not make this election, unrealized gains and losses, net of taxes, will be included in the calculation of our regulatory capital. Implementation of these standards, or any other new regulations, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

/s/ CLAYTON G. DEUTSCH
November 6, 2013	Clayton G. Deutsch
Chief Executive Officer and President

/s/ DAVID J. KAYE
November 6, 2013	David J. Kaye
Executive Vice President, Treasurer, and Chief Financial Officer