Form 10-K
period 2013-12-31
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2014-02-28
CIK 821127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-K
______________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-17089
______________________________________________________________
BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
______________________________________________________________

Commonwealth of Massachusetts	04-2976299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Ten Post Office Square Boston, Massachusetts	02109
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (617) 912-1900

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	The NASDAQ Stock Market LLC
Depositary Shares Each Representing a 1/40th Interest in a Share of 6.95% Non-Cumulative Perpetual Preferred Stock, Series D	The NASDAQ Stock Market LLC
Warrants to Purchase Shares of Common Stock, and Underlying Shares of Common Stock, Par Value $1.00 Per Share	The NASDAQ Stock Market LLC
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last reported sales price on the NASDAQ Global Select Market on June 30, 2013 was $780,775,883.
The number of shares of the registrant’s common stock outstanding on February 24, 2014 was 79,977,678.
Documents Incorporated by Reference:
Portions of the registrant’s proxy statement for the Company’s 2014 Annual Meeting of Shareholders are incorporated by reference in Item 5 of Part II and Items 10, 11, 12, 13, and 14 of Part III.

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
Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced herein under the section captioned “Risk Factors”; adverse conditions in the capital and debt markets and the impact of such conditions on the Company’s private banking, investment management and wealth advisory activities; changes in interest rates; competitive pressures from other financial institutions; the effects of continued weakness in general economic conditions on a national basis or in the local markets in which the Company operates, including changes that adversely affect borrowers’ ability to service and repay our loans; changes in the value of securities in our investment portfolio; changes in loan default and charge-off rates; the adequacy of loan loss reserves; decreases in deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; the risk that the Company’s deferred tax assets may not be realized; risks related to the identification and implementation of acquisitions, dispositions, and restructurings; and changes in assumptions used in making such forward-looking statements, as well as the other risks and uncertainties detailed in this Annual Report on Form 10-K and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

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
Private Banking
The Private Banking segment has one affiliate, Boston Private Bank, a trust company chartered by The Commonwealth of Massachusetts and insured by the FDIC. The Private Banking segment primarily operates in three geographic markets: New England, San Francisco Bay, and Southern California. In December 2012, the Bank entered into a definitive agreement to sell its three offices in the Pacific Northwest market. This transaction closed in May 2013.
The Bank currently conducts business under the name of Boston Private Bank & Trust Company in all of its markets. The Bank is principally engaged in providing wealth management and private banking services to high net worth individuals, privately owned businesses, private partnerships, and nonprofit organizations. In addition, the Bank is an active provider of financing for affordable housing, first-time homebuyers, economic development, social services, community revitalization and small businesses.

Investment Management
The Investment Management segment has two affiliates: Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”), and Anchor Capital Advisors LLC (“Anchor”), both of which are registered investment advisers (together, DGHM and Anchor are referred to as the “Investment Managers”). The Investment Managers serve the needs of pension funds, endowments, trusts, foundations and select institutions, mutual funds and high net worth individuals and their families throughout the United States (“U.S.”) and abroad. The Investment Managers specialize in value-driven equity portfolios with products across the capitalization spectrum. The specific mix of products, services and clientele varies between affiliates. The Investment Managers are located in New England and New York, with one affiliate administrative office in South Florida.
Wealth Advisory
The Wealth Advisory segment has two affiliates: KLS Professional Advisors Group, LLC (“KLS”), and Bingham, Osborn & Scarborough, LLC (“BOS”), both of which are wealth management firms and registered investment advisers (together, the “Wealth Advisors”). The Wealth Advisors provide comprehensive, planning-based financial strategies to high net worth individuals and their families, and non-profit institutions. The services the firms offer include fee-only financial planning, tax planning, tax preparation, estate and insurance planning, retirement planning, charitable planning and intergenerational gifting and succession planning. The Wealth Advisors manage investments covering a wide range of asset classes for both taxable and tax-exempt portfolios. The Wealth Advisors are located in New York, Southern California, and Northern California.
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

II.Acquisitions and Divestitures
In December 2012, the Bank entered into a definitive agreement to sell its three offices in the Pacific Northwest market. This transaction closed in May 2013.
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
In 2009, the Company divested its interest in Westfield Capital Management Company, LP, formerly known as Westfield Capital Management Company, LLC (“Westfield”), Gibraltar Private Bank & Trust Company (“Gibraltar”), RINET Company, LLC (“RINET”), Sand Hill Advisors, LLC (“Sand Hill”), and Boston Private Value Investors, Inc. (“BPVI”). Both Westfield and BPVI were previously included in the Investment Management segment, RINET and Sand Hill were previously included in the Wealth Advisory segment, and Gibraltar was previously included in the Private Banking segment. As a result of these divestitures, the results of operations and the gain/ (loss) on sale related to each are now included in “Net income from discontinued operations” in the consolidated statement of operations for current and prior periods, if applicable.
For further details relating to the Company’s divestitures, see Part II. Item 8. “Financial Statements and Supplementary Data - Note 3: Divestitures and Acquisitions.”

III.    Competition
The Company operates in the highly competitive wealth management marketplace. The Bank encounters competition from larger national and regional commercial banking organizations, savings banks, credit unions, and other financial institutions and non-bank financial service companies, which may offer lower interest rates on loans and higher interest rates on deposits. The Bank’s competitors also include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services, including through the Internet. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds among parties. To compete effectively, the Bank relies on local promotional activity, personal contacts by officers, directors, and employees, customized service, and the Bank’s reputation within the communities that it serves.
The Company’s principal competitors with respect to investment management services are primarily commercial banks and trust companies, mutual fund companies, investment advisory firms, stock brokerage firms, other financial companies and law firms. The Company believes that its ability to compete effectively with other investment management firms is dependent upon its products, level of investment performance and client service, as well as the marketing and distribution of the investment products.
In the wealth advisory industry, the Company competes with a wide variety of firms, including national and regional financial services firms, accounting firms, trust companies, and law firms. The Company believes that the ability of its wealth advisory affiliates to compete effectively with other firms is dependent upon the quality and level of service, personal relationships, and investment performance.

IV.    Employees
At December 31, 2013, the Company had 781 employees. The Company’s employees are not subject to a collective bargaining agreement, and the Company believes its employee relations are good.

V.     Supervision and Regulation
The following discussion addresses elements of the regulatory framework applicable to bank holding companies and their subsidiaries. This regulatory framework is intended primarily to protect the safety and soundness of depository institutions, the federal deposit insurance system, and depositors, rather than the shareholders of a bank holding company such as the Company.
As a bank holding company, the Company is subject to regulation, supervision and examination by the Federal Reserve under the BHCA. The Bank is subject to extensive regulation, supervision and examination by the Massachusetts Commissioner of Banks (the “Commissioner”) and the FDIC. The Bank’s California branches are also subject to regulation, supervision and examination by the California Division of Financial Institutions (the “DFI”). The Company’s investment management and wealth advisory subsidiaries are subject to extensive regulation by the SEC, the Financial Industry Regulatory Authority and state securities regulators.
The following is a summary of certain aspects of various statutes and regulations applicable to the Company and its subsidiaries. This summary is not a comprehensive analysis of all applicable laws, and is qualified by reference to the applicable statutes and regulations.
The Dodd-Frank Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted on July 21, 2010, comprehensively reformed the regulation of financial institutions, products and services. Among other things, the Dodd-Frank Act:

•	granted the Federal Reserve increased supervisory authority and codified the source of strength doctrine, as discussed in more detail in “- Regulation of the Company - Source of Strength” below;

•	provided for new capital standards applicable to the Company, as discussed in more detail in “- Capital Adequacy and Safety and Soundness - Regulatory Capital Requirements” below;

•	modified the scope and costs associated with deposit insurance coverage, as discussed in “- Regulation of the Bank - Deposit Insurance Premiums” below;

•
permitted well capitalized and well managed banks to acquire other banks in any state, subject to certain deposit concentration limits and other conditions, as discussed in “- Regulation of the Bank - Acquisitions and Branching” below;

•	permitted the payment of interest on business demand deposit accounts;

•	established new minimum mortgage underwriting standards for residential mortgages, as discussed in “- Consumer Protection Regulation - Mortgage Reform” below;

•	established the Bureau of Consumer Financial Protection (the “CFPB”);

•
barred banking organizations, such as the Company, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain circumstances, as discussed in “Regulation of Other Activities - Volcker Rule Restrictions on Proprietary Trading and Sponsorship of Hedge Funds and Private Equity Funds” below; and

•
established the Financial Stability Oversight Council to designate certain activities as posing a risk to the U.S. financial system and recommend new or heightened standards and safeguards for financial institutions engaging in such activities.

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
Source of Strength. Under the BHCA as well as the Dodd-Frank Act, the Company is required to serve as a source of financial strength for the Bank. This support may be required at times when the bank holding company may not have the resources to provide support to the Bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment. In addition, any loans by a bank holding company to any of its bank subsidiaries are subordinate to the payment of deposits and to certain other indebtedness.
Acquisitions and Activities. The BHCA prohibits a bank holding company from acquiring substantially all the assets of a bank or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank or bank holding company without prior approval of the Federal Reserve.
The BHCA also prohibits a bank holding company from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks. However, a bank holding company may engage in and may own shares of companies engaged in certain activities that the Federal Reserve determines to be so closely related to banking or managing and controlling banks so as to be a proper incident thereto.
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
Regulation of the Bank
The Bank is subject to the supervision and regulation of the Commissioner and the FDIC, and with respect to its California branches, the DFI. Additionally, under the Dodd-Frank Act, the Federal Reserve may directly examine the subsidiaries of the Company, including the Bank. The enforcement powers available to federal and state banking regulators include, among other things, the ability to issue cease and desist or removal orders to terminate insurance of deposits; to assess civil money penalties; to issue directives to increase capital; to place the bank into receivership; and to initiate injunctive actions against banking organizations and institution-affiliated parties.
Deposit Insurance. Substantially all of the deposits of the Bank are insured up to applicable limits by the FDIC’s Deposit Insurance Fund (“DIF”) and are subject to deposit insurance assessments to maintain the DIF. The Federal Deposit Insurance Act (the “FDIA”), as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits - the designated reserve ratio - of 1.35%. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (“CAMELS rating”). CAMELS ratings reflect the applicable bank regulatory agency’s evaluation of the financial institution’s capital, asset quality, management, earnings, liquidity and sensitivity to risk. Assessment rates may also vary for certain institutions based on long-term debt issuer ratings, secured or brokered deposits. Pursuant to the Dodd-Frank Act, deposit premiums are based on assets rather than insurable deposits. To determine its actual deposit insurance premiums, the Bank computes the base amount on its average consolidated assets less its average tangible equity (defined as the amount of Tier I capital) and the applicable assessment rate. The FDIC has the power to adjust deposit insurance assessment rates at any time. For 2013, the FDIC insurance expense for the Bank was $3.7 million.
The Dodd-Frank Act permanently increased the FDIC deposit insurance limit to $250,000 per depositor. On December 31, 2012, the temporary unlimited deposit insurance coverage for noninterest-bearing transactions accounts under the Dodd-Frank Act expired.
Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.
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
Activities and Investments of Insured State-Chartered Banks. Section 24 of the FDIA generally limits the investment activities of FDIC-insured, state-chartered banks, such as the Bank, when acting as principal to those that are permissible for national banks. Further, the Gramm-Leach-Bliley Act of 1999 (the “GLBA”) permits national banks and state banks, to the extent permitted under state law, to engage through “financial subsidiaries” in certain activities which are permissible for subsidiaries of a financial holding company. In order to form a financial subsidiary, a state-chartered bank must be well capitalized, and such banks would be subject to certain capital deduction, risk management and affiliate transaction rules, among other things.
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

Capital Adequacy and Safety and Soundness
Regulatory Capital Requirements. The Federal Reserve and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to U.S. banking organizations. These guidelines are intended to reflect the relationship between the banking organization’s capital and the degree of risk associated with its operations based on transactions recorded on-balance sheet as well as off-balance sheet items. The Federal Reserve and the FDIC may from time to time require that a banking organization maintain capital above the minimum levels discussed below, due to the banking organization’s financial condition or actual or anticipated growth.
Current Federal Reserve capital adequacy guidelines define a three-tier capital framework. Tier I capital for bank holding companies generally consists of the sum of common shareholders’ equity, perpetual preferred stock (subject to certain limitations), trust preferred securities (subject to certain limitations and to specific limitations on the kind and amount of such securities that may be included as Tier I capital and certain additional restrictions described below), and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and other non-qualifying intangible assets. Pursuant to the Dodd-Frank Act, trust preferred securities issued on or after May 19, 2010 will not count as Tier I capital. As an institution with less than $15 billion in total assets as of December 31, 2009, the Company’s currently outstanding trust preferred securities were grandfathered for Tier I eligibility, subject to a limit of 25% of Tier I capital, under the Final Capital Rule discussed below. Tier II capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities, perpetual preferred stock and trust preferred securities (to the extent not eligible to be included as Tier I capital), term subordinated debt and intermediate-term preferred stock, and, subject to limitations, allowances for loan losses. The sum of Tier I and Tier II capital less certain required deductions, such as investments in unconsolidated banking or finance subsidiaries, represents qualifying total risk-based capital. Risk-based capital ratios are calculated by dividing Tier I and total risk-based capital, respectively, by risk-weighted assets. Assets and off-balance sheet credit equivalents are assigned to one of four categories of risk-weights, based primarily on relative risk. The minimum Tier I risk-based capital ratio is 4% and the minimum total risk-based capital ratio is 8%. As of December 31, 2013, the Company’s Tier I risk-based capital ratio was 13.52% and its total risk-based capital ratio was 14.77%. The Company is currently considered “well capitalized” under all regulatory definitions.
In addition to the risk-based capital requirements, the Federal Reserve requires top-rated bank holding companies to maintain a minimum leverage capital ratio of Tier I capital (defined by reference to the risk-based capital guidelines) to its average total consolidated assets of at least 3.0%. For most other bank holding companies (including the Company), the minimum leverage capital ratio is 4.0%. Bank holding companies with supervisory, financial, operational or managerial weaknesses, as well as bank holding companies that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels. The Company’s Tier I leverage ratio as of December 31, 2013 was 10.09%.
The FDIC has adopted a statement of policy regarding the capital adequacy of state-chartered banks and promulgated regulations to implement the system of prompt corrective action established by Section 38 of the FDIA. Under the FDIC regulations, a bank is “well capitalized” if it has: (i) a total risk-based capital ratio of 10.0% or greater; (ii) a Tier I risk-based capital ratio of 6.0% or greater; (iii) a leverage capital ratio of 5.0% or greater; and (iv) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. A bank is “adequately capitalized” if it has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier I risk-based capital ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (3.0% under certain circumstances) or does not meet the definition of a “well capitalized” bank. The FDIC must also take into consideration (1) concentrations of credit risk; (2) interest rate risk; and (3) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation will be made as part of the institution’s regular safety and soundness examination. The Bank is currently considered “well capitalized” under all regulatory definitions.
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
The Basel Committee on Banking Supervision has also released new capital requirements, known as Basel III, setting forth higher capital requirements, enhanced risk coverage, a global leverage ratio, provisions for counter-cyclical capital, and liquidity standards. On July 2, 2013, the Federal Reserve, along with the other federal banking agencies, issued a final rule (the “Final Capital Rule”) implementing the Basel III capital standards and establishing the minimum capital requirements for banks and bank holding companies required under the Dodd-Frank Act. The majority of the provisions of the Final Capital Rule apply to bank holding companies and banks with consolidated assets of $500 million or more, such as the Company and the Bank. The Final Capital Rule establishes a minimum common equity Tier I capital ratio of 6.5% of risk-weighted assets for a “well capitalized” institution, and increases the minimum total Tier I capital ratio for a “well capitalized” institution from 6.0% to 8.0%. Additionally, the Final Capital Rule requires an institution to establish a capital conservation buffer of Tier I capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, discretionary bonuses, and to engage in share repurchases. The Final Capital Rule permanently grandfathers trust preferred securities issued before May 19, 2010 for institutions with less than $15 billion in total assets as of December 31, 2009, subject to a limit of 25% of Tier I capital. The Final Capital Rule increases the required capital for certain categories of assets, including high volatility construction real estate loans and certain exposures related to securitizations; however, the Final Capital Rule retains the current capital treatment of residential mortgages. Under the Final Capital Rule, the Company may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If the Company does not make this election, unrealized gains and losses, net of taxes, will be included in the calculation of the Company’s regulatory capital. The Company anticipates making this election.
The Company must comply with the Final Capital Rule beginning on January 1, 2015.
Safety and Soundness Standards. The FDIA requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, risk management, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the federal banking agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the FDIA. See “- Regulatory Capital Requirements” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.
Dividend Restrictions
The Company is a legal entity separate and distinct from the Bank and our non-banking subsidiaries. The revenue of the Company (on a parent-only basis) is derived primarily from dividends paid to it by the Bank and our non-banking subsidiaries. The right of the Company, and consequently the right of shareholders of the Company, to participate in any distribution of the assets or earnings of the Bank and our non-banking subsidiaries through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the Bank (including depositors) and our non-banking subsidiaries, except to the extent that certain claims of the Company in a creditor capacity may be recognized.
Restrictions on Bank Holding Company Dividends. The Federal Reserve has the authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The Federal Reserve has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company’s net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. Further, when the Final Capital Rule comes into effect, the Company’s ability to pay dividends would be restricted if it does not maintain capital above the conservation buffer. See “- Capital Adequacy and Safety and Soundness - Regulatory Capital Requirements” above.
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
Certain Transactions by Bank Holding Companies with their Affiliates
There are various statutory restrictions on the extent to which bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with their insured depository institution subsidiaries. The Dodd-Frank Act amended the definition of affiliate to include an investment fund for which the depository institution or one of its affiliates is an investment adviser. An insured depository institution (and its subsidiaries) may not lend money to, or engage in covered transactions with, its non-depository institution affiliates if the aggregate amount of covered transactions outstanding involving the bank, plus the proposed transaction exceeds the following limits: (i) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. For this purpose, “covered transactions” are defined by statute to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the Federal Reserve, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, securities borrowing or lending transactions with an affiliate that creates a credit exposure to such affiliate, or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate. Covered transactions are also subject to certain collateral security requirements. Covered transactions as well as other types of transactions between a bank and a bank holding company must be on market terms and not otherwise unduly favorable to the holding company or an affiliate of the holding company. Moreover, Section 106 of the BHCA provides that, to further competition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service.
Consumer Protection Regulation
The Company and the Bank are subject to federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices, including the Equal Credit Opportunity Act, Fair Housing Act, Home Ownership Protection Act, Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”), GLBA, the Truth in Lending Act, the CRA, the Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with clients when taking deposits, making loans, collecting loans and providing other services. Further, the Dodd-Frank Act established the CFPB, which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The FDIC will examine the Bank for compliance with CFPB rules and will enforce CFPB rules with respect to the Bank.
Mortgage Reform. The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower’s ability to repay such mortgage loan and allows borrowers to assert violations of certain provisions of the Truth-in-Lending Act as a defense to foreclosure proceedings. Under the Dodd-Frank Act, prepayment penalties are prohibited for certain mortgage transactions and creditors are prohibited from financing insurance policies in connection with a residential mortgage loan or home equity line of credit. In addition, the Dodd-Frank Act prohibits mortgage originators from receiving compensation based on the terms of residential mortgage loans and generally limits the ability of a mortgage originator to be compensated by others if compensation is received from a consumer. The Dodd-Frank Act requires mortgage lenders to make additional disclosures prior to the extension of credit, in each billing statement and for negative amortization loans and hybrid adjustable rate mortgages.
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
Regulation of Other Activities
Investment Management and Wealth Advisory. Certain subsidiaries of the Company are registered with the SEC as investment advisers under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). As an investment adviser, each is subject to the Advisers Act and related SEC regulation. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, recordkeeping, operational, and disclosure obligations. Certain investment management and wealth advisory subsidiaries of the Company are also subject to regulation under the securities laws and fiduciary laws of certain states.
The Dodd-Frank Act requires the SEC to study the standard of care for brokers and investment advisers and report its findings to Congress. Further, the Dodd-Frank Act permits the SEC to impose a uniform standard of care on brokers and investment advisers based on the study’s findings. Pursuant to the Dodd-Frank Act, the SEC must also harmonize the enforcement of fiduciary standard violations under the Exchange Act and the Advisers Act. It is unclear how the studies and rulemaking relating to the fiduciary duties of brokers and investment advisers will affect the Company and its investment management and wealth advisory subsidiaries.
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
As sub-advisers to registered investment companies, the Company’s investment management subsidiaries are subject to requirements under the 1940 Act and related SEC regulations. Under provisions of the 1940 Act and Advisers Act governing advisory contracts, an assignment terminating the Company’s sub-advisory contract can occur as a result of the acquisition of a firm by the Company.
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
We are subject to regulation and supervision by the Federal Reserve, and the Bank is subject to regulation and supervision by the Commissioner and the FDIC. Federal and state laws and regulations govern numerous matters affecting us, including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on dividend payments. The FDIC and the Commissioner have the power to issue cease and desist orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which we and the Bank may conduct business and obtain financing.
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
The Dodd-Frank Act comprehensively reformed the regulation of financial institutions, products and services. Because many aspects of the Dodd-Frank Act are subject to rulemaking that will take effect over several years, it is difficult to forecast the full impact that such rulemaking will have on us, our clients, or the financial industry. In addition, the Dodd-Frank Act established the CFPB as an independent bureau of the Federal Reserve. The CFPB has the authority to prescribe rules for all depository institutions governing the provision of consumer financial products and services, which may result in rules and regulations that reduce the profitability of such products and services or impose greater costs and restrictions on us and our subsidiaries. The Dodd-Frank Act also established new minimum mortgage underwriting standards for residential mortgages, and the regulatory agencies have focused on the examination and supervision of mortgage lending and servicing activities. See Part 1. Item 1. “Business - Supervision and Regulation - Consumer Protection Regulation - Mortgage Reform.”
Effective December 10, 2013, pursuant to the Dodd-Frank Act, federal banking and securities regulators issued final rules to implement Section 619 of the Dodd-Frank Act, also known as the “Volcker Rule.” Generally, the Volcker Rule restricts banking organizations and their affiliated companies from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances. After the transition period, the Volcker Rule restrictions will apply to the Holding Company, the Bank and all of our subsidiaries, unless an exception applies.
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
We will become subject to more stringent capital requirements.
The Dodd-Frank Act required the federal banking agencies to establish minimum leverage and risk-based capital requirements for insured banks and their holding companies. The federal banking agencies issued a joint final rule, or the “Final Capital Rule,” that implements the Basel III capital standards and establishes the minimum capital levels required under the Dodd-Frank Act. We must comply with the Final Capital Rule by January 1, 2015. The Final Capital Rule establishes a minimum common equity Tier I capital ratio of 6.5% of risk-weighted assets for a “well capitalized” institution and increases the minimum Tier I capital ratio for a “well capitalized” institution from 6% to 8%. Additionally, the Final Capital Rule requires an institution to maintain a 2.5% common equity Tier I capital conservation buffer above the minimum risk-based capital requirements for “adequately capitalized” institutions to avoid restrictions on the ability to pay dividends, discretionary bonuses, and to engage in share repurchases. If these requirements were in place at December 31, 2013, the Company would meet these minimum requirements. The Final Capital Rule permanently grandfathered trust preferred securities issued before May 19, 2010 for institutions with less than $15 billion in total assets as of December 31, 2009, subject to a limit of 25% of Tier I capital. The Final Capital Rule increases the required capital for certain categories of assets, including high volatility construction real estate loans and certain exposures related to securitizations; however, the Final Capital Rule retains the current capital treatment of residential mortgages. Under the Final Capital Rule, we may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If we do not make this election, unrealized gains and losses, net of taxes, will be included in the calculation of our regulatory capital. The Company anticipates making this election.
Implementation of these standards, or any other new regulations, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.
A change to the conservatorship of the Federal National Mortgage Association, or “Fannie Mae,” and the Federal Home Loan Mortgage Corporation, or “Freddie Mac,” and related actions, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. federal government, could adversely affect our business.
There continues to be substantial uncertainty regarding the future of Fannie Mae and Freddie Mac, including whether these entities both will continue to exist in their current form. The existence of Fannie Mae, Freddie Mac, and the Federal Home Loan Bank (the “FHLB”) in their current form is a significant factor in the secondary market for residential mortgages. Our ability to sell our residential mortgages into the secondary market is an important part of our overall interest rate risk, liquidity risk and capital management strategies.
Due to increased market concerns about the ability of Fannie Mae and Freddie Mac to withstand future credit losses associated with securities on which they provide guarantees and loans held in their investment portfolios without the direct support of the U.S. federal government, in September 2008, the Federal Housing Finance Agency placed Fannie Mae and Freddie Mac into conservatorship and, together with the U.S. Treasury, established a program designed to boost investor confidence in Fannie Mae and Freddie Mac by supporting the availability of mortgage financing and protecting taxpayers. Although the U.S. government has described some specific steps that it intends to take as part of the conservatorship process, efforts to stabilize these entities may not be successful and the outcome and impact of these events remain highly uncertain.
Future legislation could further change the relationship between Fannie Mae and Freddie Mac and the U.S. government, could change their business charters or structure, or could nationalize or eliminate such entities entirely. We cannot predict whether, or when, any such legislation may be enacted, or the extent to which it will impact us at that time.
The soundness of other financial institutions could adversely affect us.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions.  Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships.  We have exposure to many different counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, other commercial banks, investment banks, mutual and hedge funds, and other financial institutions.  As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity problems and losses or defaults by us or by other institutions and organizations.  Many of these transactions expose us to credit risk in the event of default of our counterparty or client.  In addition, our credit risk may be exacerbated when the collateral held by us cannot be liquidated or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to us.  There is no assurance that any such losses would not materially and adversely affect our results of operations.
Deterioration in local economies or real estate markets could negatively impact our banking business.
The Bank primarily serves individuals and smaller businesses located in three geographic regions: New England, San Francisco Bay, and Southern California. The ability of the Bank’s clients to repay their loans is impacted by the economic conditions in these areas.
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
Competition in the markets in which the Bank operates may limit the ability of the Bank to attract and retain banking clients. The Bank’s competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are able to serve the credit and investment needs of larger clients. The Bank also faces competition from out-of-state financial intermediaries that have opened low-end production offices or that solicit deposits in its respective market areas. There is also increased competition by out-of-market competitors through the Internet. Because the Bank maintains a smaller staff and has fewer financial and other resources than larger institutions with which it competes, it may be limited in its ability to attract clients. In addition, the Bank’s current commercial banking clients may seek alternative banking sources as they develop needs for credit facilities larger than the Bank can accommodate. If the Bank is unable to attract and retain banking clients, it may be unable to continue its loan growth and its results of operations and financial condition may otherwise be negatively impacted.
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
The Bank’s management periodically makes a determination of an allowance for loan losses based on available information, including the quality of its loan portfolio, certain economic conditions, the value of the underlying collateral, and the level of its nonaccruing and criticized loans. We rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors, in determining the level required for the allowance for loan losses. Increases in the allowance result in an expense for the period. If, as a result of general economic conditions, changes in estimates, or an increase in defaulted loans, management determines that further increases in the allowance for loan losses are necessary, we will incur additional expenses.
If it is determined that the Bank should sell certain loans or a portfolio of loans, we are required to classify those loans as “held for sale” which requires us to carry such loans at the lower of amortized cost or market. If we decide to sell loans at a time when the fair value of those loans is less than their carrying value, the adjustment will result in a charge to the allowance for loan losses if the decline in value is due to credit issues. We may from time to time decide to sell particular loans or groups of loans, and the required adjustment could negatively affect our financial condition or results of operations.
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
An increase in interest rates could also have a negative impact on the Bank’s results of operations by reducing the ability of borrowers to repay their current loan obligations, which could not only result in increased loan defaults, foreclosures, and charge-offs, but also necessitate increases to our allowances for loan losses. Fluctuations in interest rates, in certain circumstances, may also lead to high levels of loan prepayments, which may also have an adverse impact on our net interest income.
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
At December 31, 2013, our commercial loans, commercial real estate loans, and construction and land loans portfolios comprised 55% of total loans. Commercial loans generally carry larger loan balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. These loans may lack standardized terms and may include a balloon payment feature. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions and prevailing interest rates. Repayment of these loans is generally more dependent on the economy and the successful operation of a business. Because of the risks associated with commercial loans, we may experience higher rates of default than if the portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations.
Environmental liability associated with commercial lending could result in losses.
In the course of business, the Bank may acquire, through foreclosure, properties securing loans it has originated or purchased which are in default. Particularly in commercial real estate lending, there is a risk that material environmental violations could be discovered at these properties. In this event, we or the Bank might be required to remedy these violations at the affected properties at our sole cost and expense. The cost of this remedial action could substantially exceed the value of affected properties. We may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have a material adverse effect on our business, results of operations and financial condition.
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

All of our investment managers and wealth advisory affiliates are registered investment advisers under the Advisers Act. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational and disclosure obligations. These subsidiaries, as investment advisers, are also subject to regulation under the federal and state securities laws and the fiduciary laws of certain states. In addition, the affiliates acting as sub-advisers to mutual funds are subject to certain provisions and regulations of the 1940 Act.
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
Due to intense competition, our investment management and wealth advisory subsidiaries may not be able to attract and retain clients at current levels. Competition is especially strong in our geographic market areas because there are numerous well-established, well-resourced, well-capitalized, and successful investment management and wealth advisory firms in these areas.
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
The performance of our business has been and may continue to be adversely affected by general business and economic conditions in the U.S., including the level and volatility of short- and long-term interest rates, inflation, home prices, unemployment and under-employment levels, bankruptcies, household income, consumer spending, fluctuations in both debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor confidence, and the strength of the U.S. economy. Deterioration of any of these conditions can adversely affect our residential portfolio, consumer and commercial businesses, and securities portfolios, as well as our earnings.
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
Our ability to attract and retain clients and employees, and to maintain relationships with vendors, third-party service providers and others, could be adversely affected to the extent our reputation is harmed.
We are dependent on our reputation within our market area, as a trusted and responsible financial company, for all aspects of our relationships with clients, employees, vendors, third-party service providers, and others with whom we conduct business or potential future business. Our ability to attract and retain clients and employees at our banking, investment management, and wealth advisory subsidiaries could be adversely affected to the extent our reputation is damaged. Our actual or perceived failure to address various issues could give rise to reputational risk that could cause harm to us and our business prospects. These issues also include, but are not limited to, legal and regulatory requirements; privacy; properly maintaining client and employee personal information; record keeping; money-laundering; sales and trading practices; ethical issues; appropriately addressing potential conflicts of interest; and the proper identification of the legal, reputational, credit, liquidity, and market risks inherent in our products. Failure to appropriately address any of these issues could also give rise to additional regulatory restrictions, reputational harm, and legal risks, which could, among other consequences, increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines, and penalties and cause us to incur related costs and expenses. In addition, our investment management business is dependent on the integrity of our asset managers and our employees. If an asset manager or employee were to misappropriate any client funds, the reputation of our asset management business could be negatively affected, which may result in the loss of accounts and have a material adverse effect on our results of operations and financial condition.
We rely on other companies to provide key components of our business infrastructure.
Third party vendors provide key components of our business infrastructure such as internet connections, network access and core application processing. While we have selected these third party vendors carefully, using established criteria to evaluate each vendor’s overall capabilities, financial stability, and internal control environment, we do not control their daily business environment and actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers, impair our ability to conduct our business efficiently and effectively, and/or result in regulatory action, financial loss, litigation, and loss of reputation. Replacing these third party vendors could also entail significant delay and expense.
We may suffer losses as a result of operational risk or technical system failures.
We are subject to certain operational risks, including, but not limited to, data processing system failures and errors, inadequate or failed internal processes, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters.  We depend upon data processing, software, communication, and information exchange on a variety of computing platforms and networks and over the Internet, and we rely on the services of a variety of vendors to meet our data processing and communication needs.  Despite instituted safeguards, we cannot be certain that all of our systems are entirely free from vulnerability to attack or other technological difficulties or failures. Information security risks have increased significantly due to the use of online, telephone and mobile banking channels by clients and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. Our technologies, systems, networks and our clients’ devices have been subject to, and are likely to continue to be the target of, cyber-attacks, computer viruses, malicious code, phishing attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our clients’ confidential, proprietary and other information, the theft of client assets through fraudulent transactions or disruption of our or our clients’ or other third parties’ business operations. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and we could be exposed to claims from clients. While we maintain a system of internal controls and procedures, any of these results could have a material adverse effect on our business, financial condition, results of operations or liquidity.
We may incur fines, penalties and other negative consequences from regulatory violations, possibly even inadvertent or unintentional violations.
We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations. However, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there were systems and procedures designed to ensure compliance in place at the time. For example, we are subject to regulations issued by the Office of Foreign Assets Control, or “OFAC,” that prohibit financial institutions from participating in the transfer of property belonging to the governments of certain foreign countries and designated nationals of those countries. OFAC may impose penalties for inadvertent or unintentional violations even if reasonable processes are in place to prevent the violations. There may be other negative consequences resulting from a finding of noncompliance, including restrictions on certain activities. Such a finding may also damage our reputation as described below and could restrict the ability of institutional investment managers to invest in our securities.
We face significant legal risks, both from regulatory investigations and proceedings and from private actions brought against us.
From time to time we are named as a defendant or are otherwise involved in various legal proceedings, including class actions and other litigation or disputes with third parties. There is no assurance that litigation with private parties will not increase in the future. Future actions against us may result in judgments, settlements, fines, penalties or other results adverse to us, which could materially adversely affect our business, financial condition or results of operations, or cause serious reputational harm to us. As a participant in the financial services industry, it is likely that we will continue to experience a high level of litigation related to our businesses and operations.
Our businesses and operations are also subject to increasing regulatory oversight and scrutiny, which may lead to additional regulatory investigations or enforcement actions. These and other initiatives from federal and state officials may subject us to further judgments, settlements, fines or penalties, or cause us to be required to restructure our operations and activities, all of which could lead to reputational issues, or higher operational costs, thereby reducing our profitability.
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

•
the risk that difficulties will arise in connection with the integration of the operations of the acquired business with the operations of our private banking, investment management, or wealth advisory businesses, particularly to the extent we may enter new geographic markets;

•	the risk that we will need to make significant investments in infrastructure, controls, staff, emergency backup facilities or other critical business functions that become strained by our growth;

•	the risk that management may divert its attention from other aspects of our business;

•	the risk that unanticipated costs relating to potential acquisitions could reduce our earnings per share;

•	the risk associated with entering into geographic and product markets in which we have limited or no direct prior experience;

•	the risk that we may assume potential liabilities of the acquired company as a result of the acquisition; and

•	the risk that an acquisition will dilute our earnings per share, in both the short and long term, or that it will reduce our tangible capital ratios.
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
Pursuant to accounting principles generally accepted in the U.S. (“GAAP”), we are required to use certain assumptions and estimates in preparing our financial statements, including in determining loan loss reserves, reserves related to litigation, and the fair value of certain assets and liabilities, among other items. If assumptions or estimates underlying our financial statements are incorrect, we may experience material fluctuations in our results of operations. For additional information, see Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.”
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
When the purchase price of an acquired business exceeds the fair value of its tangible assets, the excess is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2013, our goodwill and net intangible assets totaled $130.8 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we will be required to write down the value of these assets. Our goodwill and intangible assets are tested for impairment annually in the fourth quarter at the reporting unit level. In addition, an impairment test could be triggered between annual testing dates if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying amount. We last took an impairment charge in 2009. We cannot assure you that we will not be required to take further impairment charges in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results.

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
Risks Related to Our Liquidity
We are a holding company and depend on our subsidiaries for dividends.
We are a legal entity that is separate and distinct from the Bank and our non-banking subsidiaries and depend on dividends from the Bank and our non-banking subsidiaries to fund dividend payments on our common and preferred stock and to fund all payments on our other obligations. Our revenue (on a parent-only basis) is derived primarily from dividends paid to us by the Bank and our non-banking subsidiaries. Our right, and consequently the right of our shareholders, to participate in any distribution of the assets or earnings of the Bank and our non-banking subsidiaries through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the Bank (including depositors) and our non-banking subsidiaries, except to the extent that certain claims of ours in a creditor capacity may be recognized.
Holders of our common stock are entitled to receive dividends only when, as, and if declared by our board of directors. Although we have historically declared cash dividends on our common and preferred stock, we are not required to do so. Our board of directors may reduce or eliminate our common stock dividend in the future. Further, if we do not pay dividends on our preferred stock, we may not pay any dividends on our common stock. The Federal Reserve has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. Additionally, the FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. When the Final Capital Rule comes into effect, our ability to pay dividends would be restricted if we do not maintain a capital conservation buffer. A reduction or elimination of dividends could adversely affect the market price of our common stock. See Part I. Item 1. “Business - Supervision and Regulation - Dividend Restrictions” and “Business - Supervision and Regulation - Regulatory Capital Requirements.”
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

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 2.PROPERTIES
The Company and its subsidiaries primarily conduct operations in leased premises; however, the Bank owns two of its office locations. The Company’s headquarters are located at Ten Post Office Square, Boston, Massachusetts. The premises for our non-bank affiliates are generally located in the vicinity of the headquarters of such affiliates. See “Private Banking,” “Investment Management,” and “Wealth Advisory” in Part I. Item 1. “Business - General” for further detail.
Generally, the initial terms of the leases for our leased properties range from five to fifteen years. Most of the leases also include options to renew at fair market value for periods of five to ten years. In addition to minimum rentals, certain leases include escalation clauses based upon various price indices and include provisions for additional payments to cover real estate taxes.

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

I.Market for Common Stock
The Company’s common stock, par value $1.00 per share, is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “BPFH.” At February 24, 2014, there were 79,977,678 shares of common stock outstanding. The number of holders of record of the Company’s common stock as of February 24, 2014 was 1,052. The closing price of the Company’s common stock on February 24, 2014 was $12.29.
The following table sets forth the high and low sale prices for the Company’s common stock for the periods indicated, as reported by NASDAQ:

	High	Low
Year ended December 31, 2013
Fourth Quarter	$12.66	$10.62
Third Quarter	$11.52	$10.07
Second Quarter	$10.71	$9.16
First Quarter	$10.05	$8.82
Year ended December 31, 2012
Fourth Quarter	$9.97	$8.35
Third Quarter	$10.20	$8.51
Second Quarter	$10.01	$7.65
First Quarter	$10.75	$7.77

II.Dividends
The Company paid dividends on its common stock of $0.24 and $0.04 in 2013 and 2012, respectively. On January 15, 2014, the Company announced an increase in its quarterly dividend from $0.07 per share to $0.08 per share for the fourth quarter of 2013.
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

III.Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding securities authorized for issuance under our equity compensation plans shall be included in the definitive Proxy Statement (the “Proxy Statement”) for the 2014 Annual Meeting of Shareholders to be held on April 16, 2014 and is incorporated herein by reference.

IV.Recent Sales of Unregistered Securities
None.

V.Issuer Repurchases
On January 16, 2013, the Company announced that its Board of Directors approved a share repurchase program of up to 5% of the Company’s outstanding shares. Under the program, shares may be repurchased from time to time in the open market for a two-year period.

VI.Performance Graph
The Total Return Performance Graph set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company’s common stock, based on the market price of the Company’s common stock, with the total return on companies within the NASDAQ Composite Index and companies within the SNL $5B-$10B Bank Index. The calculation of cumulative return assumes a $100 investment in the Company’s common stock, the NASDAQ Composite Index, and the SNL $5B-$10B Bank Index on December 31, 2008. It also assumes that all dividends are reinvested during the relevant periods.
___________
Source: SNL

	Year Ending December 31,
	2008	2009	2010	2011	2012	2013
BPFH	$100.00	$85.06	$97.16	$118.48	$135.04	$193.54
NASDAQ Composite Index	100.00	145.36	171.74	170.38	200.63	281.22
SNL Bank $5B-$10B	100.00	76.88	83.40	82.77	97.36	150.21

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

	2013	2012	2011	2010	2009
At December 31:		(In thousands, except share data)
Total balance sheet assets	$6,437,109	$6,465,005	$6,049,372	$6,153,901	$6,050,265
Assets of discontinued operations	—	—	10,676	10,208	7,718
Loans held for sale	6,123	308,390	12,069	9,145	12,714
Total loans (excluding loans held for sale)	5,112,459	4,814,136	4,651,228	4,481,347	4,308,040
Allowance for loan losses	76,371	84,057	96,114	98,403	68,444
Cash and investments (1)	1,034,236	1,050,025	1,091,564	1,335,216	1,385,104
Goodwill and intangible assets	130,784	135,054	138,749	144,161	144,894
Deposits	5,110,370	4,885,059	$4,530,411	$4,486,726	$4,255,219
Deposits held for sale	—	194,084	—	—	—
Borrowed funds	575,970	668,087	834,671	1,027,925	992,034
Total shareholders’ equity	633,688	603,102	566,125	518,878	651,154
Nonperforming assets	45,538	64,361	73,212	119,916	106,938
Net loans (charged-off)/ recovered	2,314	(8,757)	(15,449)	(57,219)	(40,606)
Assets under management and advisory:
Private Banking	$4,565,000	$3,941,000	$3,571,000	$3,592,000	$3,479,000
Investment Management	10,401,000	8,444,000	7,594,000	8,140,000	7,048,000
Wealth Advisory	9,336,000	8,052,000	6,994,000	6,844,000	6,256,000
Inter-company relationships	(22,000)	(20,000)	(19,000)	(19,000)	(18,000)
Total assets under management and advisory	$24,280,000	$20,417,000	$18,140,000	$18,557,000	$16,765,000
For The Year Ended December 31:
Net interest income	$174,018	$183,276	$178,954	$180,760	$159,520
Provision/ (credit) for loan losses	(10,000)	(3,300)	13,160	87,178	44,959
Net interest income after provision for loan losses	184,018	186,576	165,794	93,582	114,561
Fees and other income	136,341	114,966	118,911	106,262	121,956
Operating expense excluding restructuring	221,360	226,543	226,269	231,462	216,298
Restructuring expense	—	5,911	8,055	—	—
Income/ (loss) from continuing operations before income taxes	98,999	69,088	50,381	(31,618)	20,219
Income tax expense/ (benefit)	32,308	20,330	14,280	(19,491)	1,762
Net income/ (loss) from continuing operations	66,691	48,758	36,101	(12,127)	18,457
Net income/ (loss) from discontinued operations	7,792	7,635	6,184	3,743	(9,448)
Less: Net income attributable to noncontrolling interests	3,948	3,122	3,148	2,586	3,778
Net income/ (loss) attributable to the Company	$70,535	$53,271	$39,137	$(10,970)	$5,231
(Continued)

	2013	2012	2011	2010	2009
At December 31:		(In thousands, except share data)
Per Share Data:
Total diluted earnings/ (loss) per share	$0.68	$0.61	$0.46	$(0.29)	$(0.52)
Diluted earnings/ (loss) per share from continuing operations	$0.59	$0.52	$0.39	$(0.34)	$(0.38)
Weighted average basic common shares outstanding	77,373,817	76,019,991	75,169,611	71,321,162	66,696,977
Weighted average diluted common shares outstanding	78,753,524	76,973,516	75,481,028	71,321,162	66,696,977
Cash dividends per share	$0.24	$0.04	$0.04	$0.04	$0.04
Book value per share (2)	$7.34	$6.92	$6.51	$6.04	$6.51
Selected Operating Ratios:
Return/ (loss) on average assets	1.13%	0.84%	0.64%	(0.18)%	0.09%
Return/ (loss) on average common equity (3)	11.73%	9.18%	7.27%	(2.63)%	(0.47)%
Return/ (loss) on average tangible common equity (3)	15.20%	12.01%	10.02%	(3.66)%	(0.68)%
Efficiency ratio, FTE Basis (4)	68.10%	74.39%	75.25%	76.94%	72.15%
Net interest margin (5)	3.05%	3.22%	3.25%	3.30%	3.09%
Total fees and other income/total revenue (6)	43.93%	38.55%	39.92%	37.02%	43.33%
Asset Quality Ratios:
Nonaccrual loans (excluding loans held for sale) to total loans (excluding loans held for sale)	0.88%	1.26%	1.46%	2.35%	2.01%
Nonperforming assets to total assets	0.71%	1.00%	1.21%	1.95%	1.77%
Allowance for loan losses to total loans (excluding loans held for sale)	1.49%	1.75%	2.07%	2.20%	1.59%
Allowance for loan losses to nonaccrual loans (excluding loans held for sale)	1.71	1.38	1.41	0.93	0.79
Other Ratios:
Dividend payout ratio	35%	7%	9%	nm	nm
Total equity to total assets ratio	9.84%	9.33%	9.36%	8.43%	10.76%
Tangible common equity to tangible assets ratio (non-GAAP) (7)	7.22%	7.39%	7.12%	6.13%	5.88%
Tier I common equity/ risk weighted assets (7)	9.93%	8.73%	7.94%	6.65%	6.66%
____________
nm - not meaningful

(1)	Cash and investments includes the following line items from the consolidated balance sheets: cash and cash equivalents, investment securities, and stock in Federal Home Loan Banks.

(2)	Book value per share is calculated by reducing the Company’s total equity by the preferred stock balance, then dividing that value by the total common shares outstanding as of the end of that period.

(3)
The Company calculates Average Common Equity by adjusting Average Equity to exclude Average Non-convertible Preferred Equity. When Average Non-convertible Preferred Equity is excluded, the Company also reduces Net Income Attributable to the Company by dividends paid on that preferred equity.

The Company calculates Average Tangible Common Equity by adjusting Average Equity to exclude Average Goodwill and Intangible Assets, net and Average Non-convertible Preferred Equity.
Reconciliations from the Company’s GAAP Return on Average Equity ratio to the Non-GAAP Return on Average Common Equity ratio, and the Non-GAAP Return on Average Tangible Common Equity ratio are presented below:

	2013	2012	2011	2010	2009
Total average shareholders’ equity	$615,795	$579,990	$538,316	$572,881	$648,294
LESS: Average Series C and D preferred stock (non-convertible)	(33,921)	—	—	(48,942)	(154,000)
Average common equity (non-GAAP)	581,874	579,990	538,316	523,939	494,294
LESS: Average goodwill and intangible assets, net (a)	(132,908)	(136,486)	(147,835)	(147,404)	(151,000)
Average Tangible Common Equity (non-GAAP)	448,966	443,504	390,481	376,535	343,294

Net income/ (loss) attributable to the Company	$70,535	$53,271	$39,137	$(10,970)	$5,231
Less: Dividends on Series C and D preferred stock	(2,297)	—	—	(2,809)	(7,572)
Net income/ (loss), after dividends on Series D preferred stock (non-GAAP)	$68,238	$53,271	$39,137	$(13,779)	$(2,341)

Return/ (loss) on Average Equity	11.45%	9.18%	7.27%	(1.91)%	0.81%
Return/ (loss) on Average Common Equity (non-GAAP)	11.73%	9.18%	7.27%	(2.63)%	(0.47)%
Return/ (loss) on Average Tangible Common Equity (non-GAAP)	15.20%	12.01%	10.02%	(3.66)%	(0.68)%
____________

(a)	Includes average goodwill and intangible assets of divested affiliates for years 2011 - 2009.

(4)
The Company calculates the Efficiency Ratio, FTE Basis by reducing operating expenses by amortization of intangibles and increasing total revenue by the FTE adjustment. A reconciliation from GAAP efficiency ratio to Non-GAAP efficiency ratio (FTE basis) is presented below:

	2013	2012	2011	2010	2009
Total operating expense (GAAP)	$221,360	$232,454	$234,324	$231,462	$216,298
Less: Amortization of intangibles	4,327	4,369	4,800	5,050	8,075
Total operating expense (excluding amortization of intangibles) (Non-GAAP)	$217,033	$228,085	$229,524	$226,412	$208,223

Net interest income	$174,018	$183,276	$178,954	$180,760	$159,520
Fees and other income	136,341	114,966	118,911	106,262	121,956
FTE income	8,326	8,384	7,158	7,247	7,109
Total revenue (FTE basis)	$318,685	$306,626	$305,023	$294,269	$288,585
Efficiency Ratio, before deduction of intangible amortization (GAAP)	71.32%	77.94%	78.67%	80.64%	76.84%
Efficiency Ratio, FTE Basis (non-GAAP)	68.10%	74.39%	75.25%	76.94%	72.15%

(5)	Net interest margin represents net interest income on a fully-taxable equivalent basis as a percent of average interest-earning assets.

(6)	Total revenue is defined as net interest income plus fees and other income.

(7)
The Company calculates tangible assets by adjusting total assets to exclude goodwill and intangible assets. The Company calculates tangible common equity by adjusting total shareholders’ equity to exclude goodwill, intangible assets, and, in 2009, the equity from the TARP funding of $154 million. The Company uses certain non-GAAP financial measures, such as the Tangible Common Equity to Tangible Assets ratio, to provide information for investors to effectively analyze financial trends of ongoing business activities, and to enhance comparability with peers across the financial sector. A reconciliation from the Company’s GAAP Total Shareholders’ Equity to Total Assets ratio to the Non-GAAP Tangible Common Equity to Tangible Assets ratio and to the Non-GAAP Tier I Common Equity to Risk Weighted Assets ratio is presented below:

	2013	2012	2011	2010	2009
Total balance sheet assets	$6,437,109	$6,465,005	$6,049,372	$6,153,901	$6,050,265
LESS: Goodwill and intangible assets, net (a)	(130,784)	(135,054)	(145,600)	(151,212)	(150,117)
Tangible assets (non-GAAP)	$6,306,325	$6,329,951	$5,903,772	$6,002,689	$5,900,148
Total shareholders’ equity	$633,688	$603,102	566,125	518,878	651,154
LESS: Goodwill and intangible assets, net (a)	(130,784)	(135,054)	(145,600)	(151,212)	(150,117)
Series C and D Preferred Stock (non-convertible)	(47,753)	—	—	—	(154,000)
Total adjustments	(178,537)	(135,054)	(145,600)	(151,212)	(304,117)
Tangible Common Equity (non-GAAP)	$455,151	$468,048	$420,525	$367,666	$347,037
Total Equity/Total Assets	9.84%	9.33%	9.36%	8.43%	10.76%
Tangible Common Equity/Tangible Assets (non-GAAP)	7.22%	7.39%	7.12%	6.13%	5.88%

Total Risk Weighted Assets (b)	$4,668,531	$4,627,791	$4,234,280	$4,053,897	$4,009,536
Tier I Common Equity (b)	$463,627	$404,088	$336,073	$269,477	$266,966
Tier I Common Equity/ Risk Weighted Assets (b)	9.93%	8.73%	7.94%	6.65%	6.66%
____________
(a)Includes goodwill and intangible assets of divested affiliates for years 2011 - 2009.

(b)	Risk Weighted Assets are calculated under current capital rules. Components of Tier I Common Equity, for all years presented, are based on the Final Capital Rules.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements, the notes thereto, and other statistical information included in this annual report.

Executive Summary
The Company offers a wide range of wealth management services to high net worth individuals, families, businesses and select institutions through its three reportable segments: Private Banking, Investment Management, and Wealth Advisory. This Executive Summary provides an overview of the most significant aspects of our operating segments and the Company’s operations in 2013. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.
Net income attributable to the Company was $70.5 million for the year ended December 31, 2013, compared to net income of $53.3 million in 2012 and $39.1 million in 2011. The Company recognized diluted earnings per share of $0.68 for the year ended December 31, 2013, compared to diluted earnings per share of $0.61 in 2012 and $0.46 in 2011.
Key items that affected the Company’s 2013 results include:

▪
Recurring fees and income, which includes investment management fees, wealth advisory fees, private banking wealth management and trust fees, other banking fee income, and gain on sale of loans, net, for the year ended December 31, 2013 was $122.7 million, an increase of $13.3 million, or 12%, from 2012. The 2013 increase was due to increased fee-based revenue, primarily related to the increase in AUM.

▪
The Company issued Series D preferred stock for net proceeds of $47.8 million, and at the same time repurchased all of its Series B preferred stock for $69.8 million. The repurchase of the Series B preferred stock resulted in a deemed dividend, which reduced net income available to common shareholders by $11.7 million and diluted EPS by $0.15 per share.

▪	The Company completed the sale of the Bank’s Pacific Northwest offices and recorded a $10.6 million pretax gain on the sale.

▪
The Company recorded a credit to the provision for loan losses of $10.0 million for the year ended December 31, 2013, compared to a credit to the provision for loan losses of $3.3 million in 2012. The 2013 credit to the provision for loan losses was primarily due to reductions in criticized loans; net recoveries in 2013, compared to net charge offs in 2012; partially offset by loan growth during 2013.

▪
The Company recorded total operating expenses of $221.4 million for the year ended December 31, 2013, compared to total operating expenses of $232.5 million in 2012. The 2012 expenses included restructuring charges of $5.9 million primarily related to severance costs for changes made in 2012 to the Company’s management structure at the Bank and Holding Company. The Company also had reduced expenses related to salaries and employee benefits, professional services, and occupancy and equipment.

▪
The low interest rate environment continued to affect net interest income. Net interest margin (“NIM”) decreased 17 basis points to 3.05% in 2013 from 3.22% in 2012, after decreasing 3 basis points from 3.25% in 2011. Net interest income for the year ended December 31, 2013 was $174.0 million, a decrease of $9.3 million, or 5%, compared to 2012. The 2013 decrease was due to lower average yields on loans and investments, partially offset by lower average rates paid on the Company’s deposits and borrowings and the increase in volume of the loan portfolio.

▪
Assets under management and advisory (“AUM”) increased 19% during 2013 due to $3.7 billion of market appreciation and $0.2 billion of net flows. Increases in AUM were experienced in all three segments.

Private Banking
The following table presents a summary of selected financial data for the Private Banking segment continuing operations for 2013, 2012, and 2011.

	As of and for the year ended December 31,			2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
	(In thousands)
Net interest income	$178,199	$189,260	$186,006	$(11,061)	(6)%	$3,254	2%
Fees and other income:
Private banking wealth management and trust fees	26,550	23,645	23,553	2,905	12%	92	—%
Gain on sale of Pacific Northwest offices	10,574	—	—	10,574	nm	—	nm
Other income	11,877	10,723	15,655	1,154	11%	(4,932)	(32)%
Total fees and other income	49,001	34,368	39,208	14,633	43%	(4,840)	(12)%
Total revenues	227,200	223,628	225,214	3,572	2%	(1,586)	(1)%
Provision/ (credit) for loan losses	(10,000)	(3,300)	13,160	(6,700)	nm	(16,460)	nm
Operating expenses	139,876	145,801	146,792	(5,925)	(4)%	(991)	(1)%
Restructuring expense	—	4,014	5,446	(4,014)	(100)%	(1,432)	(26)%
Income before income taxes	97,324	77,113	59,816	20,211	26%	17,297	29%
Income tax expense	32,696	25,901	19,697	6,795	26%	6,204	31%
Net income attributable to the Company	$64,628	$51,212	$40,119	$13,416	26%	$11,093	28%
Total loans (1)	$5,112,320	$4,813,614	$4,648,759	$298,706	6%	$164,855	4%
Assets	$6,251,087	$6,269,390	$5,843,089	$(18,303)	—%	$426,301	7%
Deposits (2)	$5,153,707	$4,955,472	$4,639,169	$198,235	4%	$316,303	7%
AUM	$4,565,000	$3,941,000	$3,571,000	$624,000	16%	$370,000	10%
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

The Company’s Private Banking segment reported net income attributable to the Company of $64.6 million in the year ended December 31, 2013, compared to net income attributable to the Company of $51.2 million in 2012 and $40.1 million in 2011. The 2013 increase in net income was due to the increased credit to the provision for loan losses, decreased operating expenses, the 2012 restructuring charge, and the gain on sale of the Pacific Northwest offices. These were partially offset by the decrease in net interest income. The 2012 increase was due to the credit to the provision for loan losses in 2012 and the decrease in operating and restructuring expenses, partially offset by decreased noninterest income.
In May 2013, the Company sold the Bank’s three offices in the Pacific Northwest region. This sale resulted in a gain on sale of $10.6 million.
During 2012, the Bank implemented a senior executive restructuring of Bank leadership in order to create a more streamlined organization and to refine the Bank’s cost base. To implement the new structure the Bank incurred severance charges of $2.9 million in the year ended December 31, 2012.
AUM increased $0.6 billion, or 16%, to $4.6 billion at December 31, 2013 from $3.9 billion at December 31, 2012, due to both investment performance and positive net flows.
Total loans at the Bank increased $298.7 million, or 6%, to $5.1 billion, or 82% of total assets at the Bank, at December 31, 2013 from $4.8 billion, or 77% of total assets at the Bank, at December 31, 2012. A discussion of the Company’s loan portfolio can be found below in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio and Credit Quality.”

Deposits at the Bank increased $198.2 million, or 4%, to $5.2 billion in 2013 from $5.0 billion in 2012. A discussion of the Company’s deposits can be found below in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition.”

Investment Management
The following table presents a summary of selected financial data for the Investment Management segment continuing operations for 2013, 2012, and 2011.

	As of and for the year ended December 31,			2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
	(In thousands)
Investment management fees	$43,816	$39,163	$39,803	$4,653	12%	$(640)	(2)%
Other income and net interest income	79	69	73	10	14%	(4)	(5)%
Total revenues	43,895	39,232	39,876	4,663	12%	(644)	(2)%
Operating expenses	33,195	31,359	31,181	1,836	6%	178	1%
Income before income taxes	10,700	7,873	8,695	2,827	36%	(822)	(9)%
Income tax expense	3,493	2,688	2,803	805	30%	(115)	(4)%
Noncontrolling interests	2,164	1,599	1,727	565	35%	(128)	(7)%
Net income attributable to the Company	$5,043	$3,586	$4,165	$1,457	41%	$(579)	(14)%
AUM	$10,401,000	$8,444,000	$7,594,000	$1,957,000	23%	$850,000	11%
The Company’s Investment Management segment reported net income attributable to the Company of $5.0 million in the year ended December 31, 2013, compared to net income attributable to the Company of $3.6 million in 2012 and $4.2 million in 2011. The $1.5 million, or 41%, increase in 2013 was primarily due to an increase in investment management fees, partially offset by an increase in operating expenses. The increase in investment management fees was due to additional performance fees related to the increase in AUM.
AUM increased $2.0 billion, or 23%, to $10.4 billion at December 31, 2013 from $8.4 billion at December 31, 2012. In 2013, the increase in AUM was primarily the result of market appreciation of $2.2 billion, partially offset by net outflows of $0.3 billion.

Wealth Advisory
The following table presents a summary of selected financial data for the Wealth Advisory segment continuing operations for 2013, 2012, and 2011.

	As of and for the year ended December 31,			2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
	(In thousands)
Wealth advisory fees	$42,352	$37,659	$34,553	$4,693	12%	$3,106	9%
Other income and net interest income	64	14	27	50	nm	(13)	(48)%
Total revenues	42,416	37,673	34,580	4,743	13%	3,093	9%
Operating expenses	29,588	28,001	25,193	1,587	6%	2,808	11%
Income before income taxes	12,828	9,672	9,387	3,156	33%	285	3%
Income tax expense	4,807	3,561	3,439	1,246	35%	122	4%
Noncontrolling interests	1,784	1,523	1,421	261	17%	102	7%
Net income attributable to the Company	$6,237	$4,588	$4,527	$1,649	36%	$61	1%
AUM	$9,336,000	$8,052,000	$6,994,000	$1,284,000	16%	$1,058,000	15%
The Company’s Wealth Advisory segment reported net income attributable to the Company of $6.2 million in the year ended December 31, 2013, compared to net income attributable to the Company of $4.6 million in 2012 and $4.5 million in 2011. The $1.6 million, or 36%, increase in 2013 was due to increased wealth advisory fee revenue offset by increased salaries and employee benefits expense and increased professional services expense.
AUM increased $1.3 billion, or 16%, to $9.3 billion at December 31, 2013 from $8.1 billion at December 31, 2012. In 2013, the increase in AUM was primarily the result of market appreciation of $1.0 billion and net inflows of $0.3 billion.
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
Allowance for Loan and Lease Losses
The allowance for loan losses (“allowance”) is an estimate of the inherent risk of loss in the loan portfolio as of the consolidated balance sheet dates. Management estimates the level of the allowance based on all relevant information available. Changes to the required level in the allowance result in either a provision for loan loss expense, if an increase is required, or a credit to the provision, if a decrease is required. Loan losses are charged to the allowance when management believes that the collectability of the loan principal is unlikely. Recoveries on loans previously charged-off are credited to the allowance when received in cash.
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
The allowance consists of three primary components: general reserves on pass graded loans, allocated reserves on non-impaired special mention and substandard loans, and the allocated reserves on impaired loans. The calculation of the allowance involves a high degree of management judgment and estimates designed to reflect the the inherent risk of loss in the loan portfolio at the measurement date.
General reserves are calculated for each loan pool consisting of pass graded loans segregated by portfolio segment, by applying estimated net loss percentages based upon the Bank’s actual historical net charge-offs and, adjusted as appropriate, on a consistent manner based upon consideration of qualitative factors to arrive at a total loss factor for each portfolio segment. The rationale for qualitative adjustments is to more accurately reflect the current inherent risk of loss in the respective portfolio segments than would be determined through the sole consideration of the Bank’s actual historical net charge-off rates. The numerical factors assigned to each qualitative factor are based upon observable data, if applicable, as well as management’s analysis and judgment. The qualitative factors considered by the Company include:

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
The Bank makes an independent determination of the applicable loss rate for these factors based on relevant local market conditions, credit quality, and portfolio mix. Each quarter, management reviews the loss factors to determine if there have been any changes in its loan portfolio, market conditions, or other risk indicators which would result in a change to the current loss factor.
Allocated reserves on non-impaired special mention and substandard loans reflect management’s assessment of increased risk of losses associated with these types of adversely graded loans. An allocated reserve is assigned to these pools of loans based upon management’s consideration of the credit attributes of individual loans within each pool of loans, including consideration of loan to value ratios, past due status, strength and willingness of the guarantors, and other relevant attributes, including the qualitative factors considered for the general reserve as discussed above. These considerations are determined separately for each type of portfolio segment. The allocated reserves are a multiple of the general reserve for each respective portfolio segments, with a greater multiple for loans with increased risk (i.e., special mention loans versus substandard loans).
A loan (usually a commercial type loan) is considered impaired in accordance with ASC 310 when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured based on the fair value of the loan, expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, impairment may be determined based upon the observable market price of the loan, or the fair value of the collateral, less estimated costs to sell, if the loan is “collateral dependent.” For collateral dependent loans, appraisals are generally used to determine the fair value. Generally real estate appraisals are updated every 12 to 18 months or sooner, if deemed necessary during periods of declining values, if a loan continues to be impaired. Appraised values are generally discounted for factors such as the Bank’s intention to liquidate the property quickly in a foreclosure sale or the date when the appraisal was performed if the Bank believes that collateral values have declined since the date the appraisal was done. The Bank may use a broker opinion of value in addition to an appraisal to validate the appraised value. In certain instances, the Bank may use broker opinions of value while an appraisal is being prepared.
If the loan is deemed to be collateral dependent, generally the difference between the book balance (client balance less any prior charge-offs or client interest payments applied to principal) and the fair value of the collateral is taken as a partial charge-off through the allowance for loan losses in the current period. If the loan is not determined to be collateral dependent, then a specific allocation to the general reserve is established for the difference between the book balance of the loan and the expected future cash flows discounted at the loan’s effective interest rate. Charge-offs for loans not considered to be collateral dependent are made when it is determined a loss has been incurred. Impaired loans are removed from the general loan pools. There may be instances where the loan is considered impaired although based on the fair value of underlying collateral or the discounted expected future cash flows there is no impairment to be recognized. In addition, all loans which are classified as troubled debt restructurings (“TDRs”) are considered impaired.
In addition to the three primary components of the allowance for loan losses discussed above (general reserve, allocated reserves on non-impaired special mention and substandard loans, and the allocated reserves on impaired loans), the Bank also maintains an insignificant amount of additional allowance for loan losses (the unallocated allowance for loan losses) which primarily relates to a general imprecision assessment of the potential variability of applicable qualitative factors subject to a higher degree of variability. The respective qualitative factors, as discussed above, are considered for each respective portfolio segment. Only the assessment of the potential variability of applicable qualitative factors is included in the unallocated allowance for loan losses. The unallocated allowance for loan losses is not considered significant by the Company.
While this evaluation process utilizes historical and other objective information, the classification of loans and the establishment of the allowance for loan losses rely to a great extent on the judgment and experience of management. While management evaluates currently available information in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution’s allowance for loan losses as well as loan grades/classifications. Such agencies may require the financial institution to recognize additions to the allowance or increases to adversely graded loans based on their judgments about information available to them at the time of their examination.
Valuation of Goodwill/Intangible Assets and Analysis for Impairment
The Company allocates the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Other intangible assets identified in acquisitions generally consist of advisory contracts, core deposit intangibles, and non-compete agreements. The value attributed to advisory contracts is based on the time period over which they are expected to generate economic benefits. The advisory contracts are generally amortized over 8-15 years depending on the contract. Core deposit intangibles are valued based on the expected longevity of the core deposit accounts and the expected cost savings associated with the use of the existing core deposit base rather than alternative funding sources. The core deposit intangibles are generally amortized, on an accelerated basis, over a period of 10-12 years. The

Company currently has no core deposit intangibles. Non-compete agreements are valued based on the expected receipt of future economic benefits protected by clauses in the non-compete agreements that restrict competitive behavior. Non-compete agreements are amortized over the life of the agreement, generally seven years. The Company’s non-compete agreements became fully amortized during 2013.
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
Management considered the following items in evaluating the need for a valuation allowance:

▪	Cumulative pre-tax income, as adjusted for permanent book-to-tax differences, during the 2011 through 2013 period.

▪	Deferred tax assets are expected to reverse in periods when there will be taxable income.

▪	The Company projects sufficient future taxable income to be generated by operations during the available carryforward period.

▪	Certain tax planning strategies are available, such as reducing investments in tax-exempt securities.

▪	The Company has not had any operating loss or tax credit carryovers expiring unused in recent years.
The Company believes that it is more likely than not that the net deferred tax asset, excluding the net deferred tax asset on capital losses, will be realized based upon the ability to generate future taxable income, as well as the availability of current and historical taxable income. The net deferred tax asset at December 31, 2013 and 2012 is net of a valuation allowance for capital losses. Capital losses are deductible to the extent of offsetting capital gains and the Company does not anticipate that it will generate capital gains in future periods. Therefore, the Company has recorded a valuation allowance on capital losses in excess of capital gains as of December 31, 2013 and 2012.

Results of Operations
Comparison of Years Ended December 31, 2013, 2012 and 2011
Net Income. The Company recorded net income from continuing operations for the year ended December 31, 2013 of $66.7 million, compared to net income of $48.8 million and $36.1 million in 2012 and 2011, respectively. Net income attributable to the Company, which includes income from both continuing and discontinued operations, for the year ended December 31, 2013 was $70.5 million, compared to income of $53.3 million and $39.1 million in 2012 and 2011, respectively.
The Company recognized diluted earnings per share from continuing operations for the year ended December 31, 2013 of $0.59 per share, compared to earnings of $0.52 per share and $0.39 per share in 2012 and 2011, respectively. Diluted earnings per share attributable to common shareholders, which includes both continuing and discontinued operations, for the year ended December 31, 2013 was $0.68 per share, compared to earnings of $0.61 per share and $0.46 per share in 2012 and 2011, respectively. Net income from continuing operations in 2013, 2012 and 2011 was offset by charges that reduce income available to common shareholders. See Part II. Item 8. “Financial Statements and Supplementary Data—Note 16: Earnings Per Share” for further detail on the charges made to arrive at income attributable to the common shareholder.
The Company’s 2013 earnings were positively impacted by the credit to the provision for loan losses, the gain on sale of the Pacific Northwest banking offices, increases in investment management fees, private banking wealth management and trust fees, and wealth advisory fee revenues, and lower operating expenses. These changes were partially offset by lower net interest income.
The Company’s 2012 earnings were positively impacted by the credit to the provision for loan losses, an increase in wealth advisory fee revenue, and lower operating expenses. These changes were partially offset by lower net interest income and lower gains on sale of OREO.
The Company’s 2011 earnings were positively impacted by improving asset quality, as seen in the lower provision for loan losses, improved performance in the fee-based businesses, and improved Holding Company performance. These improvements were partially offset by restructuring expenses due to the merger of the Bank and a decrease in net interest margin due to the interest rate environment.
The following discussions are based on the Company’s continuing operations, unless otherwise stated.

The following table presents selected financial highlights:

	Year ended December 31,			2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
	(In thousands)
Net interest income	$174,018	$183,276	$178,954	$(9,258)	(5)%	$4,322	2%
Provision/ (credit) for loan losses	(10,000)	(3,300)	13,160	(6,700)	nm	(16,460)	nm
Fees and other income:
Investment management fees	43,816	39,163	39,803	4,653	12%	(640)	(2)%
Wealth advisory fees	42,352	37,659	34,553	4,693	12%	3,106	9%
Private banking wealth management and trust fees	26,550	23,645	23,553	2,905	12%	92	—%
Other banking fee income	7,460	5,664	6,503	1,796	32%	(839)	(13)%
Gain on sale of loans, net	2,519	3,225	2,489	(706)	(22)%	736	30%
Other income	13,644	5,610	12,010	8,034	nm	(6,400)	(53)%
Total fees and other income	136,341	114,966	118,911	21,375	19%	(3,945)	(3)%
Expenses:
Operating expenses	221,360	226,543	226,269	(5,183)	(2)%	274	—%
Restructuring expense	—	5,911	8,055	(5,911)	(100)%	(2,144)	(27)%
Total operating expenses	221,360	232,454	234,324	(11,094)	(5)%	(1,870)	(1)%
Income before income taxes	98,999	69,088	50,381	29,911	43%	18,707	37%
Income tax expense	32,308	20,330	14,280	11,978	59%	6,050	42%
Net income from continuing operations	66,691	48,758	36,101	17,933	37%	12,657	35%
Net income from discontinued operations	7,792	7,635	6,184	157	2%	1,451	23%
Less: Net income attributable to noncontrolling interests	3,948	3,122	3,148	826	26%	(26)	(1)%
Net income attributable to the Company	$70,535	$53,271	$39,137	$17,264	32%	$14,134	36%
________________
nm - not meaningful

Net Interest Income and Margin
Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference between the average rate earned on total interest-earning assets and the average rate paid on total interest-bearing liabilities. Net interest margin (“NIM”) is the amount of net interest income, on a fully taxable-equivalent (“FTE”) basis, expressed as a percentage of average interest-earning assets. The average rate earned on earning assets is the amount of annualized taxable equivalent interest income expressed as a percentage of average earning assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities. When credit quality declines and loans are placed on nonaccrual status, NIM can decrease because the same assets are earning less income. Loans that were graded substandard but were still accruing interest income of $42.0 million at December 31, 2013 could be placed on nonaccrual status if their credit quality declines further.
Net interest income for the year ended December 31, 2013 was $174.0 million, a decrease of $9.3 million, or 5%, compared to 2012, after an increase of $4.3 million, or 2%, from 2011 to 2012. The decrease for the year was due to lower average yields on loans and investments, partially offset by lower average rates paid on the Company’s deposits and borrowings and a decrease in the average volume of borrowings. The NIM was 3.05%, 3.22%, and 3.25% for the years ended December 31, 2013, 2012, and 2011, respectively.
The following tables present the composition of the Company’s NIM on a FTE basis for the years ended December 31, 2013, 2012, and 2011; however, the discussion following these tables reflects non-FTE data.

	Year Ended December 31,
(In Thousands)	Average Balance			Interest Income/ Expense			Average Yield/ Rate
AVERAGE BALANCE SHEET:	2013	2012	2011	2013	2012	2011	2013	2012	2011
AVERAGE ASSETS	(In thousands)
Interest-Earning Assets:
Cash and Investments (1):
Taxable investment securities	$221,677	$297,646	$377,812	$2,071	$3,875	$5,561	0.93%	1.30%	1.47%
Non-taxable investment securities (2)	208,547	192,913	191,513	4,790	5,038	5,764	2.30%	2.61%	3.01%
Mortgage-backed securities	285,677	266,114	236,435	5,441	6,186	7,297	1.90%	2.32%	3.09%
Federal funds sold and other	230,542	239,371	446,953	955	719	1,069	0.41%	0.30%	0.24%
Total Cash and Investments	946,443	996,044	1,252,713	13,257	15,818	19,691	1.40%	1.59%	1.57%
Loans: (3)
Commercial and Construction (2)	2,717,707	2,706,444	2,399,402	125,427	134,755	130,441	4.55%	4.98%	5.44%
Residential	1,993,729	1,962,192	1,761,736	64,968	71,664	75,071	3.26%	3.65%	4.26%
Home Equity and Other Consumer	261,958	290,680	312,507	7,848	9,435	11,697	3.00%	3.25%	3.74%
Total Loans	4,973,394	4,959,316	4,473,645	198,243	215,854	217,209	3.95%	4.35%	4.86%
Total Earning Assets	5,919,837	5,955,360	5,726,358	211,500	231,672	236,900	3.54%	3.89%	4.14%
Less: Allowance for Loan Losses	81,924	97,094	100,483
Cash and Due from Banks (Non-interest Bearing)	41,402	56,022	58,349
Other Assets (4)	383,833	424,278	417,893
TOTAL AVERAGE ASSETS	$6,263,148	$6,338,566	$6,102,117
AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits (5):
Savings and NOW	$520,546	$500,084	$517,659	$430	$827	$1,375	0.08%	0.17%	0.27%
Money Market	2,401,622	2,189,344	1,898,999	7,366	8,777	10,524	0.31%	0.40%	0.55%
Certificates of Deposits	633,759	810,590	1,027,347	5,599	8,036	12,580	0.88%	0.99%	1.22%
Total Deposits	3,555,927	3,500,018	3,444,005	13,395	17,640	24,479	0.38%	0.50%	0.71%
Junior Subordinated Debentures	125,756	167,786	190,473	4,408	6,258	7,434	3.46%	3.73%	3.90%
FHLB Borrowings and Other	527,377	663,165	656,772	11,353	16,114	18,875	2.12%	2.43%	2.87%
Total Interest-Bearing Liabilities	4,209,060	4,330,969	4,291,250	29,156	40,012	50,788	0.69%	0.92%	1.18%
Noninterest Bearing Demand Deposits	1,286,539	1,304,514	1,141,563
Payables and Other Liabilities (4)	133,592	103,271	109,970
Total Average Liabilities	5,629,191	5,738,754	5,542,783
Redeemable Noncontrolling Interests	18,162	19,822	21,018
Average Shareholders’ Equity	615,795	579,990	538,316
TOTAL AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY	$6,263,148	$6,338,566	$6,102,117
Net Interest Income - on a FTE Basis				$182,344	$191,660	$186,112
FTE Adjustment (2)				8,326	8,384	7,158
Net Interest Income (GAAP Basis)				$174,018	$183,276	$178,954
Interest Rate Spread							2.85%	2.97%	2.96%
Net Interest Margin							3.05%	3.22%	3.25%
________________________

(1)	Investments classified as available for sale are shown in the average balance sheet at amortized cost.

(2)	Interest income on non-taxable investments and loans is presented on a FTE basis using statutory rates. The discussion following these tables reflects non-FTE data, except where noted.

(3)	Includes loans held for sale and nonaccrual loans.

(4)	Includes assets and liabilities of discontinued operations, if any.

(5)	Includes deposits held for sale.

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

	2013 vs. 2012			2012 vs. 2011
	Change Due To			Change Due To
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Interest income on interest-earning assets:
Cash and investments (1)	$(1,755)	$(673)	$(2,428)	$(77)	$(3,610)	$(3,687)
Loans:
Commercial and construction (1)	(9,934)	531	(9,403)	(12,266)	15,168	2,902
Residential mortgage	(7,832)	1,136	(6,696)	(11,408)	8,001	(3,407)
Home equity and other consumer loans	(695)	(892)	(1,587)	(1,483)	(779)	(2,262)
Total interest income	(20,216)	102	(20,114)	(25,234)	18,780	(6,454)
Interest expense on interest-bearing liabilities:
Deposits:
Savings and NOW	$(430)	$33	$(397)	$(502)	$(46)	$(548)
Money market	(2,204)	793	(1,411)	(3,198)	1,451	(1,747)
Certificates of deposit	(811)	(1,626)	(2,437)	(2,155)	(2,389)	(4,544)
Borrowed funds	(2,158)	(4,453)	(6,611)	(3,439)	(498)	(3,937)
Total interest expense	(5,603)	(5,253)	(10,856)	(9,294)	(1,482)	(10,776)
Net interest income	$(14,613)	$5,355	$(9,258)	$(15,940)	$20,262	$4,322
____________

(1)	Interest income on non-taxable investments and loans is presented on a non-FTE basis in this Rate-Volume table. The discussion following this table also reflects non-FTE data, except where noted.
Net Interest Income. Net interest income decreased 5% from 2012 to 2013, after increasing 2% from 2011 to 2012. The decline in net interest income in 2013 was primarily due to lower average yields on loans and investments and increased volume of deposits, partially offset by lower average rates paid on deposits and borrowings and a decrease in the volume of borrowings. The increase in 2012 was primarily due to lower interest expense due to lower rates and volume. These changes are discussed in more detail below.
The Company’s net interest margin, on a FTE basis, decreased 17 basis points to 3.05% in 2013 from 3.22% in 2012, after decreasing 3 basis points in 2012 from 3.25% in 2011. The decrease in the Company’s net interest margin in 2013 and 2012 was primarily related to the lower interest rates earned on loans and investments as borrowers refinance at lower current market rates and maturing investments are reinvested at lower current market rates. Due to the already low market rates on deposits and borrowings, the decline in interest rates on loans and investments cannot be completely offset by lower cost of funds.
Interest and Dividend Income. Interest and dividend income for the year ended December 31, 2013 was $203.2 million, a decrease of $20.1 million, or 9.0%, compared to 2012, after a decrease of $6.5 million, or 3%, in 2012 from 2011. The decreases were primarily due to lower loan yields in both 2013 and 2012, partially offset in 2013 by increased loan volume. Included in interest and dividend income was the amortization of loan fees, (net of deferred costs), of $(0.8) million, $(0.2) million, and $(0.5) million for the years ended December 31, 2013, 2012, and 2011, respectively.
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
Interest income on commercial loans (including construction loans), on a non-FTE basis, for the year ended December 31, 2013 was $118.8 million, a decrease of $9.4 million, or 7%, compared to 2012, after increasing $2.9 million, or 2%, in 2012 from 2011. The 2013 decrease was primarily the result of a 37 basis point decrease in average yield and a flat average balance. The 2012 increase was primarily the result of a 13% increase in average balance, partially offset by a 48 basis point decrease in average yield. The 2013 and 2012 decreases in the average yield were the result of market conditions leading to lower rates due to competition for higher quality loans and lower client demand as discussed below in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio and Credit Quality.” The 2013 average balance was consistent with the average balance in 2012, however the 2012 balance included loans from the three Pacific Northwest banking offices for the full year, while the 2013 average balance only included them through the close of the sale in May 2013. The 2012 increase in the average balance was related to the organic growth of the commercial loan portfolio at the Bank.
Interest income on residential mortgage loans for the year ended December 31, 2013 was $65.0 million, a decrease of $6.7 million, or 9%, compared to 2012, after decreasing $3.4 million, or 5%, in 2012 from 2011. The 2013 decrease was primarily the result of a 39 basis point decrease in average yield, partially offset by a 2% increase in average balance. The 2012 decrease was primarily the result of a 61 basis point decrease in average yield, partially offset by an 11% increase in average balance. The 2013 and 2012 decreases in the average yields were primarily due to adjustable rate mortgage (“ARM”) loans repricing to lower rates, clients refinancing into lower rates and new loan originations at historically low rates. The declines in U.S. Treasury yields and LIBOR, the indexes to which the ARMs are typically linked, have decreased the yields on these mortgage loans. The 2013 and 2012 increases in the average balances were due to the organic growth of the residential loan portfolio at the Bank.
Interest income on home equity and other consumer loans for the year ended December 31, 2013 was $7.8 million, a decrease of $1.6 million, or 17%, compared to 2012, after decreasing $2.3 million, or 19%, in 2012 from 2011. The 2013 decrease was primarily the result of a 25 basis point decrease in average yield and a 10% decrease in average balance. The 2012 decrease was primarily the result of a 49 basis point decrease in average yield and a 7% decrease in average balance. The 2013 and 2012 decreases in average yield were primarily due to lower market rates on consumer loans. The 2013 and 2012 decreases in average balances were primarily due to changes in average balances in consumer loans, which typically vary depending on client demand.
Investment income, on a non-FTE basis, for the year ended December 31, 2013 was $11.6 million, a decrease of $2.4 million, or 17%, compared to 2012, after decreasing $3.7 million, or 21%, in 2012 from 2011. The 2013 decrease was primarily the result of a 5% decrease in average balance and a 19 basis point decrease in the average yield. The 2012 decrease was primarily the result of a 20% decrease in average balance, while the average yield remained flat. The decreases in the average balance in 2013 and 2012 were primarily due to timing and volume of deposit balances as compared to the level of loans outstanding. The decrease in the average yields in 2013 was primarily due to lower yields on short-term liquid investments such as U.S. Government and Agency securities as well as longer term mortgage-backed securities and municipals. Investment decisions are made based on anticipated liquidity, loan demand, and asset-liability management considerations.
Interest expense. Interest expense on deposits and borrowings for the year ended December 31, 2013 was $29.2 million, a decrease of $10.9 million, or 27%, compared to 2012, after decreasing $10.8 million, or 21%, in 2012 from 2011.
Interest expense on deposits for the year ended December 31, 2013 was $13.4 million, a decrease of $4.2 million, or 24%, compared to 2012, after decreasing $6.8 million, or 28%, in 2012 from 2011. The 2013 decrease was primarily the result of a 12 basis point decrease in average rate, partially offset by a 2% increase in average balance. The 2012 decrease was primarily the result of a 21 basis point decrease in average rate, partially offset by a 2% increase in average balance. While 2013 and 2012 average rates declined in all three categories of deposits, the average balance increase was only experienced in money market accounts and, in 2013, in savings accounts, whereas savings accounts in 2012 and certificates of deposit in both years experienced decreases in average balance. The 2013 and 2012 decreases in the average rates paid were primarily due to the Bank’s ability to lower interest rates on money market accounts and certificates of deposit due to the low interest rate environment.

Interest paid on borrowings for the year ended December 31, 2013 was $15.8 million, a decrease of $6.6 million, or 30%, compared to 2012, after decreasing $3.9 million, or 15%, in 2012 from 2011. The 2013 decrease was primarily the result of a 31 basis point decrease in average rate paid and a 20% decrease in average balance on FHLB borrowings and other, as well as a 27 basis point decrease in average rate paid and a 25% decrease in average balance on junior subordinated debentures. The 2012 decrease was primarily the result of a 44 basis point decrease in average rate paid with a flat average balance on FHLB borrowings and other, as well as a 17 basis point decrease in average rate paid and a 12% decrease in average balance on junior subordinated debentures. The 2013 and 2012 decreases in the average rate paid were primarily due to the higher-rate FHLB borrowings maturing and being replaced with current lower rates, and the repurchase of a portion of the Company’s junior subordinated debt.

Provision/ (credit) for loan losses. For the year ended December 31, 2013, the provision/ (credit) for loan losses was a credit of $10.0 million, compared to a credit of $3.3 million and a provision of $13.2 million in 2012 and 2011, respectively. The 2013 credit to the provision for loan losses was primarily due to reductions in criticized loans and net recoveries of $2.3 million on loans previously charged off, partially offset by increases due to loan growth. The 2012 credit was due to reductions in criticized loans; lower loan charge-offs, net of recoveries, of $8.8 million; the fourth quarter 2012 sale of approximately $108.7 million of residential loans; and the fourth quarter announcement of the Pacific Northwest transaction; partially offset by 2012 loan growth. In December 2012, the Bank announced plans to sell its three offices in the Pacific Northwest market, and $276.7 million in loans related to those offices were classified as held for sale as of December 31, 2013. As a result of this transfer to held for sale at the loans’ carrying amounts, a credit of $4.7 million was recorded to the allowance for loan losses.
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
Fees and other income. For the year ended December 31, 2013, fees and other income was $136.3 million, an increase of $21.4 million, or 19%, compared to 2012, after a decrease of $3.9 million, or 3%, from 2011 to 2012. The 2013 increase is primarily due to the gain on sale of the Pacific Northwest banking offices, and increases in fee-based income including investment management fee income, wealth advisory fee income, private banking wealth management and trust fee income, and other banking fee income. These changes were partially offset by decreases in gain on repurchase of debt and gain on sale of loans. The 2012 decrease is primarily due to lower level of gains recognized in 2012 compared to 2011 from the sale of OREO and the repurchase of debt, and decreases in investment management fees and other income, partially offset by the increase in wealth advisory fees and in gains on sale of loans.
Investment management fee income for the year ended December 31, 2013 was $43.8 million, an increase of $4.7 million, or 12%, compared to 2012, after a decrease of $0.6 million, or 2%, from 2011 to 2012. AUM at the Investment Managers increased $2.0 billion, or 23%, to $10.4 billion at December 31, 2013 from $8.4 billion at December 31, 2012. In 2013, the increase in AUM was primarily the result of market appreciation of $2.2 billion, partially offset by net outflows of $0.3 billion. Investment management fees are typically calculated based on a percentage of AUM. Changes in revenue generally lag behind changes in AUM. The 2012 decrease in investment management fees was related to timing of the changes in AUM in 2011 and 2012. The AUM decreases in the second half of 2011 negatively impacted revenue in the first two quarters of 2012, while market increases in the second half of 2012 positively impacted revenue in 2013.
Wealth advisory fee income for the year ended December 31, 2013 was $42.4 million, an increase of $4.7 million, or 12%, compared to 2012, after an increase of $3.1 million, or 9% from 2011 to 2012. AUM as of December 31, 2013, managed by the Wealth Advisors was $9.3 billion, an increase of $1.3 billion, or 16%, compared to December 31, 2012. AUM changes for the Wealth Advisors in 2013 were primarily the result of market appreciation of $1.0 billion and net inflows of $0.3 billion. AUM changes for the Wealth Advisors in 2012 were primarily the result of market appreciation of $0.6 billion and net inflows of $0.5 billion.
Private banking wealth management and trust fee income for the year ended December 31, 2013 was $26.6 million, an increase of $2.9 million, or 12%, after remaining flat from 2011 to 2012. AUM at the Bank increased $0.6 billion, or 16%, to $4.6 billion at December 31, 2013 from $3.9 billion at December 31, 2012. In 2013, the increase in AUM was primarily the result of market appreciation of $0.5 billion and net inflows of $0.1 billion. Private banking wealth management and trust fees are typically calculated based on a percentage of AUM.

Gain on sale of loans for the year ended December 31, 2013 was $2.5 million, a decrease of $0.7 million, or 22%, compared to 2012, after increasing $0.7 million, or 30%, from 2011 to 2012. During 2012, in addition to its regular practice of originating certain loans with the intent of immediately selling them, the Company sold $108.7 million of residential loans from its loan portfolio, recognizing a $0.9 million gain on sale.
Gain on repurchase of debt for the year ended December 31, 2013 was $0.6 million, a decrease of $2.8 million, or 82%, compared to 2012, after decreasing $0.8 million, or 19%, from 2011 to 2012. During 2013, the Company repurchased $36.5 million of its junior subordinated debt, compared to repurchases of $38.4 million in 2012 and $11.6 million in 2011. The majority of the 2013 repurchases were at par, and therefore no gain was recognized on repurchase. The weighted-average discount on the repurchases was 12.1% in 2012 compared to 39.7% in 2011. The Company used available cash on hand to repurchase the securities.
Gain/ (loss) on sale of OREO for the year ended December 31, 2013 was a loss of less than $0.1 million, a decrease of $0.9 million compared to 2012, after a $4.5 million decrease from the gain in 2011 to the gain in 2012. In 2013, there was a net transfer out of OREO of $0.4 million, primarily due to the transfer of OREO properties related to the sale of the Pacific Northwest banking offices. This compares to net transfers into OREO of $2.7 million and $11.1 million in 2012 and 2011, respectively. The 2011 net gain was due to net gains on sales of OREO properties of $6.5 million, partially offset by $1.1 million in valuation allowances taken on properties in OREO during the year. OREO properties are recorded at the lower of the recorded investment in the loan at the time of acquisition or the fair value, as established by a current appraisal, comparable sales, and other estimates of value obtained principally from independent sources, less estimated costs to sell. Gains or losses on the sale of OREO result from changes in value of the real estate from time of acquisition to the ultimate sale. In 2011, the Bank was able to sell the majority of the OREO properties at gains compared to the carrying values as a result of the stabilization of real estate values, waiting for buyers at fair value versus selling quickly in a liquidation sale at distressed prices, and in some cases increasing the value of properties by locating tenants for the unleased space.
The Company recorded a gain on the sale of the Bank’s Pacific Northwest offices for the year ended December 31, 2013 of $10.6 million. The sale of the Bank’s three Pacific Northwest offices, which was announced in December 2012, was completed in May 2013.
Total Operating Expense. Total operating expense for the year ended December 31, 2013 was $221.4 million, a decrease of $11.1 million, or 5%, compared to 2012, after a decrease of $1.9 million, or 1%, from 2011 to 2012. Included in operating expense were restructuring expenses of $5.9 million in 2012 and $8.1 million in 2011. Excluding the restructuring, operating expense for the year ended December 31, 2013 decreased $5.2 million, or 2%, compared to 2012, after remaining flat from 2011 to 2012.
Salaries and employee benefits expense, the largest component of operating expense, for the year ended December 31, 2013 was $140.8 million, a decrease of $3.1 million, or 2%, compared to 2012, after an increase of $1.0 million, or 1%, from 2011 to 2012. The decrease in 2013 was primarily due to lower salaries, bonus, and stock grant expenses related to the sale of the Bank’s three offices in the Pacific Northwest and the efficiencies gained from the 2012 restructuring. These decreases were partially offset by increased performance- and commission-based compensation, and post-employment benefits. See Part II. Item 8. “Financial Statements and Supplementary Data—Note 2: Restructuring” for further detail on the 2012 restructuring. The increase in 2012 was primarily due to increased sales personnel and performance- and commission-based compensation, partially offset by efficiencies resulting from the Bank merger.
Professional services expense for the year ended December 31, 2013 was $12.1 million, a decrease of $1.0 million, or 8%, compared to the same period in 2012 after a decrease of $3.7 million, or 22%, from 2011 to 2012. The decreases in 2013 and 2012 were primarily due to decreases in legal services for general corporate and loan workout matters, as well as decreases in 2013 director and audit fees.
Occupancy and equipment expense for the year ended December 31, 2013 was $29.8 million, a decrease of $1.0 million, or 3%, compared to 2012, after an increase of $1.1 million, or 4%, from 2011 to 2012. The decrease in 2013 was primarily related to a $1.5 million decrease in rent expense at the Bank, which was due to the sale of the three Pacific Northwest offices and savings on a renegotiated lease. The increase in 2012 was primarily related to new offices opened by the Bank in the past two years as well as a new office opened in 2011 by KLS in California.
FDIC insurance expense for the year ended December 31, 2013 was $3.7 million, a decrease of $0.3 million, or 7%, compared to 2012, after a decrease of $2.2 million, or 35%, in 2012 from 2011. The decreases in 2013 and 2012 were primarily due to the 2013 sale of the Pacific Northwest offices, the 2011 consolidation of Bank charters and the change in the FDIC’s assessment rate methodology, which was effective April 1, 2011, and a lower assessment rate in 2012. The current FDIC insurance rates depend on a combination of CAMELs component ratings, profitability, credit quality, and the Tier I leverage ratio. See Part I. Item 1. “Business -Supervision and Regulation - Regulation of the Bank” for further detail.

Other expense for the year ended December 31, 2013 was $17.6 million, consistent with 2012, after an increase of $3.1 million, or 21%, from 2011 to 2012. The 2012 increase was primarily due to $2.1 million in prepayment penalties recognized in 2012. The Company prepaid certain repurchase agreements and FHLB borrowings in 2012 in order to manage its cost of funds as the declining yields on interest earning assets continue to compress NIM.
Income Tax Expense. Income tax expense for continuing operations for the year ended December 31, 2013 was an expense of $32.3 million. The effective tax rate for continuing operations for the year ended December 31, 2013 was 32.6%, compared to effective tax rates of 29.4% and 28.3% in 2012 and 2011, respectively. The effective tax rate and expense for 2013, 2012, and 2011 were not consistent primarily due to earnings from tax-exempt investments, state and local income taxes, income tax credits and income attributable to noncontrolling interests. These factors each have a different impact on the effective tax rate due primarily to the variable levels of income before taxes in years 2013, 2012, and 2011. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 17: Income Taxes” for further detail.
Net Income from Discontinued Operations. Net income from discontinued operations for the year ended December 31, 2013, was $7.8 million, an increase of $0.2 million, or 2%, compared to 2012, after an increase of $1.5 million, or 23%, from 2011 to 2012. The 2013 increase was primarily due to additional revenue received from an affiliate divested in 2012 as part of the negotiated sale agreement. The 2012 increase was primarily due to additional revenue received from affiliates divested in 2012 and in 2009 as part of the negotiated sale agreements.

Financial Condition

Condensed Consolidated Balance Sheets and Discussion

	December 31,		$ Change	% Change
	2013	2012
	(In thousands)
Assets:
Total cash and investments	$1,034,236	$1,050,025	$(15,789)	(2)%
Loans held for sale	6,123	308,390	(302,267)	(98)%
Total loans	5,112,459	4,814,136	298,323	6%
Less: allowance for loan losses	76,371	84,057	(7,686)	(9)%
Net loans	5,036,088	4,730,079	306,009	6%
Goodwill and intangible assets	130,784	135,054	(4,270)	(3)%
Other assets	229,878	241,457	(11,579)	(5)%
Total assets	$6,437,109	$6,465,005	$(27,896)	—%
Liabilities and Equity:
Deposits	$5,110,370	$4,885,059	$225,311	5%
Deposits held for sale	—	194,084	(194,084)	(100)%
Total borrowings	575,970	668,087	(92,117)	(14)%
Other liabilities	97,613	95,386	2,227	2%
Total liabilities	5,783,953	5,842,616	(58,663)	(1)%
Redeemable noncontrolling interests	19,468	19,287	181	1%
Total shareholders’ equity	633,688	603,102	30,586	5%
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$6,437,109	$6,465,005	$(27,896)	—%
Total Assets. Total assets decreased $27.9 million to $6.4 billion at December 31, 2013 from $6.5 billion at December 31, 2012. This decrease was due to the repurchase of the Company’s Series B preferred stock, the sale of the Pacific Northwest banking offices, and the repurchase of a portion of the Company’s junior subordinated debt, offset by the issuance of the Company’s Series D preferred stock.
Cash and Investments. Total cash and investments (consisting of cash and cash equivalents, investment securities, and stock in the FHLBs) decreased $15.8 million, or 2%, to $1.0 billion, or 16% of total assets at December 31, 2013 from $1.1 billion, or 16% of total assets at December 31, 2012. The decrease was due to the $116.9 million, or 38%, decrease in cash and cash equivalents and the $7.6 million, or 1%, decrease in available for sale securities, partially offset by the $112.0 million investment in held to maturity securities. The changes in cash and investments were the net result of short-term fluctuations in liquidity due to changes in levels of deposits, borrowings and loans outstanding. The purchase of the held to maturity securities provided the Bank with longer duration, higher yield investments. Other increases/decreases in cash during 2013 included the repurchase of the Company’s Series B preferred stock for $69.8 million, the repurchase of $37.3 million junior subordinated debt, offset by the issuance of the Company’s Series D preferred stock for $47.8 million, net of issuance costs. See Part II. Item 8. “Notes to Consolidated Financial Statements - Note 15: Equity” for further details of the Company’s equity transactions.
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
Purchases of available for sale and held to maturity securities, net of investment maturities, principal payments, and sales, used $123.4 million of cash during the year ended December 31, 2013, compared to $136.6 million in net proceeds for the year ended December 31, 2012. Net proceeds are generally used to purchase new investments or fund a portion of loan growth. The timing of sales and reinvestments is based on various factors, including management’s evaluation of interest rate trends, credit risk, and the Company’s liquidity. The Company’s available for sale investment portfolio carried a total of $4.5 million of unrealized gains and $7.6 million of unrealized losses at December 31, 2013, compared to $9.9 million of unrealized gains and $1.1 million of unrealized losses at December 31, 2012. For information regarding the weighted average yield and maturity of investments, see Part II. Item 8. “Financial Statements and Supplementary Data—Note 4: Investment Securities.”
No impairment losses were recognized through earnings related to investment securities during the year ended December 31, 2013 and 2012. The amount of investment securities in an unrealized loss position greater than 12 months as well as the total amount of unrealized losses was not significant and was primarily due to movements in interest rates since the securities were purchased. At December 31, 2013, the Company had no intent to sell any securities in an unrealized loss position at December 31, 2013, and it was not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized losses.
The following table summarizes the Company’s carrying value (fair value) of available for sale investments at the dates indicated:

	December 31,
	2013	2012	2011
	(In thousands)
Available for sale:
U.S. government and agencies	$2,288	$2,753	$4,602
Government-sponsored entities	227,940	155,002	379,423
Corporate bonds	—	—	4,912
Municipal bonds	218,433	210,984	200,675
Mortgage-backed securities (1)	227,444	317,927	254,344
Other	15,624	12,634	540
Total available for sale	$691,729	$699,300	$844,496
______________________

(1)	All mortgage-backed securities are guaranteed by U.S. government agencies or government-sponsored entities.
Additionally, at December 31, 2013, the Company held $112.0 million of held to maturity securities at amortized cost. All of the held to maturity securities were mortgage-backed securities which were guaranteed by U.S. government agencies or government-sponsored entities. No held to maturity securities were held at December 31, 2012 or 2011.
Loans held for sale. Loans held for sale decreased $302.3 million, or 98%, to $6.1 million at December 31, 2013 from $308.4 million at December 31, 2012. Within loans held for sale on the consolidated balance sheet, $276.7 million of the balance at December 31, 2012 related to the sale of the three Pacific Northwest banking offices. Excluding the loans held for sale related to the Pacific Northwest transaction, loans held for sale decreased $25.6 million from 2012 to 2013. The balance of loans held for sale usually relates to the timing and volume of residential loans originated for sale and the ultimate sale transaction which is typically executed within a short-time following the loan origination. During 2013 and 2012, respectively, the Bank sold $9.1 million and $108.7 million of residential loans that had been held in the loan portfolio. The decision to sell these residential loans was made to improve the Bank’s liquidity and capital position as well as to give the Bank additional flexibility for more profitable and strategic future lending opportunities.
Goodwill and intangible assets, net. Goodwill and intangible assets decreased $4.3 million, or 3%, to $130.8 million at December 31, 2013 from $135.1 million at December 31, 2012. The decrease was due primarily to the amortization of intangible assets. The Company tests goodwill for impairment on an annual basis and between annual dates if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value, in accordance with ASC 350, Intangibles-Goodwill and Other. Management performed its annual goodwill impairment testing in the fourth quarter of 2013 and concluded at December 31, 2013 that there was no impairment, nor were there any triggering events during the year ended December 31, 2013.
Other. Other assets, consisting of OREO, premises and equipment, fees receivable, accrued interest receivable, deferred income taxes, net, and other assets, decreased $11.6 million, or 5%, to $229.9 million at December 31, 2013 from $241.5 million at December 31, 2012. The decrease was primarily due to the sale of the Pacific Northwest banking offices, decreases in deferred income taxes, net, and OREO, partially offset by increases in fees receivable and premises and equipment.
OREO decreased $2.8 million, or 79%, to $0.8 million at December 31, 2013 from $3.6 million at December 31, 2012. The decrease was primarily due to sales of OREO properties. As overall credit quality improves, fewer new loans transition into OREO. Only one property was transferred into OREO during 2013, while six properties were sold, three of which were sold as part of the sale of the Pacific Northwest banking offices. The balance at December 31, 2013 represented four properties, one of which was fully written off. The balance at December 31, 2012 represented nine properties, two of which were fully written off.
Deferred income taxes, net decreased $6.9 million, or 11%, to $55.4 million at December 31, 2013 from $62.2 million at December 31, 2012. The decrease was primarily due to a decline in the gross deferred tax assets for allowance for loan losses and stock compensation, and an increase in the the gross deferred tax liability for goodwill and acquired intangible assets, partially offset by an increase in the deferred tax asset for the unrealized loss on investments. At December 31, 2013, no valuation allowance on the net deferred tax asset was required, other than for capital losses, due primarily to the expectation of future taxable income, the ability to carry back current taxable income, and the availability of historical taxable income.
Other assets, which consist primarily of Bank-owned life insurance (“BOLI”), prepaid expenses, investment in partnerships, the fair value of interest rate derivatives, and other receivables, decreased $6.9 million, or 6%, to $118.0 million at December 31, 2013 from $125.0 million at December 31, 2012. $3.2 million of the December 31, 2012 other asset balance relates to the other assets held for sale related to the Pacific Northwest transaction. The decrease was primarily due to the sale of the Pacific Northwest banking offices, and decreases in prepaid FDIC insurance and other receivables, partially offset by the increase in cost-based investments and prepaid rent.
Deposits. Total deposits increased $225.3 million, or 5%, to $5.1 billion, at December 31, 2013 from $4.9 billion at December 31, 2012. Deposits are the principal source of the Bank’s funds for use in lending, investments, and liquidity. Certificates of deposits represented approximately 13% and 14% of total deposits at December 31, 2013 and December 31, 2012, respectively. See Part II. Item 8. “Financial Statements and Supplementary Data—Note 10: Deposits” for further information.
The following table sets forth the average balances and interest rates paid on the Bank’s deposits:

	Year Ended December 31, 2013
	Average Balance	Average Rate
	(In thousands)
Noninterest bearing deposits:
Checking accounts	$1,286,539	—%
Interest bearing deposits:
Savings and NOW	520,546	0.08%
Money market	2,401,622	0.31%
Certificates of deposit	633,759	0.88%
Total interest bearing deposits	$3,555,927	0.38%
Total deposits	$4,842,466	0.28%
Certificates of deposit in denominations of $100,000 or greater had the following schedule of maturities:

	December 31,
	2013	2012
	(In thousands)
Less than 3 months remaining	$144,841	$169,104
3 to 6 months remaining	131,236	130,108
6 to 12 months remaining	116,609	110,685
More than 12 months remaining	36,203	46,988
Total (1)	$428,889	$456,885
____________
(1)    Maturities of certificates of deposit do not include deposits held for sale.
Deposits held for sale. Deposits held for sale of $194.1 million at December 31, 2012 consisted of deposits associated with the three banking offices in the Pacific Northwest. The sale was completed in May 2013.
Borrowings. Total borrowings (consisting of securities sold under agreements to repurchase, FHLB borrowings, and junior subordinated debentures) decreased $92.1 million, or 14%, to $0.6 billion at December 31, 2013 from $0.7 billion at December 31, 2012.
FHLB borrowings decreased $40.9 million, or 10%, to $367.3 million at December 31, 2013 from $408.1 million at December 31, 2012. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth and to manage interest rate risk, but can also be used as an additional source of liquidity for the Bank. During 2013, the Company incurred prepayment penalties related to the prepayment of FHLB borrowings of approximately $0.4 million, as compared to $1.6 million in 2012. The purpose of these transactions was to actively manage the cost of funds as the declining yields on interest earning assets continue to compress NIM.
Repurchase agreements decreased $14.0 million, or 12%, to $102.4 million at December 31, 2013 from $116.3 million at December 31, 2012. During 2013, the Company incurred prepayment penalties related to the prepayment of term repurchase agreements of approximately $1.4 million, as compared to $0.5 million during 2012. The purpose of these transactions was to actively manage the cost of funds as the declining yields on interest earning assets continue to compress NIM. Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature.
During 2013, the Company repurchased $37.3 million of its junior subordinated debt, and recognized $0.6 million in gains on these repurchases. All of the gain was related to the repurchase of junior subordinated debentures of the Boston Private Capital Trust I. In addition to this, the Company repurchased all of its legacy bank junior subordinated debentures at par. See Part II. Item 8. “Financial Statements and Supplementary Data—Note 13: Junior Subordinated Debentures” for further information.
Other. Other liabilities, which consist primarily of accrued interest, accrued bonus, the fair value of interest rate derivatives, and other accrued expenses increased $2.2 million, or 2%, to $97.6 million at December 31, 2013 from $95.4 million at December 31, 2012. The increase was primarily due to an increase in bonus accruals, SERP liability, and deferred rent, partially offset by decreases in accrued expenses, the unrealized loss on interest rate derivatives, and a decrease in the severance accrual as the restructuring programs of the prior years conclude.

Loan Portfolio and Credit Quality
Loans. Total portfolio loans increased $298.3 million, or 6%, to $5.1 billion, or 79%, of total assets at December 31, 2013, from $4.8 billion, or 74%, of total assets at December 31, 2012. Increases in residential loans of $126.2 million, or 7%, commercial real estate loans of $122.0 million, or 7%, commercial and industrial loans of $59.7 million, or 7%, and construction and land loans of $16.4 million, or 12%, were partially offset by a decrease in home equity and other consumer loans of $26.0 million, or 10%.
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
Geographic concentration. The following table presents the Company’s outstanding loan balance concentrations at December 31, 2013 based on the location of the lender’s regional offices. Loans from the Holding Company to certain principals of the Company’s affiliate partners are identified as “Other, net.”

	Commercial and Industrial		Commercial Real Estate		Construction and Land		Residential		Home Equity and Other Consumer
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
New England	$713,484	83%	$721,924	40%	$92,456	60%	$1,228,623	60%	$198,089	80%
San Francisco Bay	107,154	12%	641,746	35%	45,941	30%	459,667	23%	38,856	16%
Southern California	45,415	5%	449,724	25%	15,520	10%	344,004	17%	9,717	4%
Other, net	—	—%	—	—%	—	—%	—	—%	139	—%
Total	$866,053	100%	$1,813,394	100%	$153,917	100%	$2,032,294	100%	$246,801	100%
Loan Portfolio Composition. The following table sets forth the Bank’s outstanding loan balances for certain loan categories at the dates indicated and the percent of each category to total Bank loans. The table does not include immaterial loans at the Holding Company or at non-banking affiliates.

	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
Commercial loans (1)	$2,679,447	52%	$2,497,676	52%	$2,356,322	51%	$2,356,413	53%	$2,213,537	51%
Construction and land loans	153,917	3%	137,570	3%	153,709	3%	150,702	3%	315,661	7%
Residential loans	2,032,294	40%	1,906,089	39%	1,823,403	39%	1,673,934	37%	1,494,703	35%
Home equity, consumer, and other loans	246,662	5%	272,279	6%	315,325	7%	297,378	7%	280,209	7%
Subtotal Bank loans	5,112,320	100%	4,813,614	100%	4,648,759	100%	4,478,427	100%	4,304,110	100%
Less: Allowance for loan losses	76,371		84,057		96,114		98,403		68,444
Net Bank loans	$5,035,949		$4,729,557		$4,552,645		$4,380,024		$4,235,666
________________

(1)	Includes commercial and industrial loans and commercial real estate loans.
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
Residential Loans. While the Bank has no minimum size for mortgage loans, it concentrates its origination activities in the “Jumbo” segment of the market. This segment consists of loans secured by single-family and one- to four-unit properties in excess of the amount eligible for purchase by the Federal National Mortgage Association, which was $417 thousand at December 31, 2013 for the “General” limit and $470 thousand to $626 thousand for single-family properties for the “High-Cost” limit, depending on which specific geographic region of the Bank’s primary market areas the loan was originated. The majority of the Bank’s residential loan portfolio, including jumbo mortgage loans, are ARMs. The ARM loans the Bank originates generally have a fixed interest rate for the first 3 to 7 years and then adjust annually based on a market index such as

U.S. Treasury or LIBOR yields. ARM loans may negatively impact the Bank’s interest income when they reprice if yields on U.S. Treasuries or LIBOR are lower than the yields at the time of origination. If rates reset higher, the Bank could see increased delinquencies if clients’ ability to make payments is impacted by the higher payments.
Home Equity, Consumer, and Other Loans. Home equity, consumer, and other loans consist of balances outstanding on second mortgages, home equity lines of credit, consumer loans including personal lines of credit, and loans arising from overdraft protection extended to individual and business clients. Personal lines of credit are typically for high net worth clients whose assets may not be liquid due to investments or closely held stock. The amount of home equity, consumer, and other loans typically depends on client demand.
Portfolio mix. The portfolio mix of the Bank’s loans as of December 31, 2013 remained stable as compared to prior years as evidenced by the Loan Portfolio Composition table presented above. Commercial loans, which include both commercial and industrial loans and commercial real estate loans, comprised 52% of the total loan portfolio as of December 31, 2013, unchanged from 52% as of December 31, 2012. Residential loans comprised 40% of the total loan portfolio as of December 31, 2013, up slightly from 39% of the total loan portfolio as of December 31, 2012. Home equity, consumer, and other loans comprised 5% of the total loan portfolio, down slightly from 6% of the total loan portfolio as of December 31, 2012. Construction and land loans comprised 3% of the total loan portfolio as of December 31, 2013, unchanged from 3% as of December 31, 2012.
The following table discloses the scheduled contractual maturities of loans in the Bank’s portfolio at December 31, 2013. Loans having no stated maturity are reported as due in one year or less. The following table also sets forth the dollar amounts of loans that are scheduled to mature after one year segregated between fixed and adjustable interest rate loans.

	Commercial, Construction and Land Loans (1)		Residential Loans		Home Equity, Consumer, and Other Loans		Total Bank Loans
	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent
	(In thousands)
Amounts due:
One year or less	$354,684	13%	$7	—%	$68,929	28%	$423,620	8%
After one through five years	1,080,570	38%	1,873	—%	60,062	24%	1,142,505	22%
Beyond five years	1,398,110	49%	2,030,414	100%	117,671	48%	3,546,195	70%
Total	$2,833,364	100%	$2,032,294	100%	$246,662	100%	$5,112,320	100%
Interest rate terms on amounts due after one year:
Fixed	$1,651,027	67%	$239,103	12%	$3,662	2%	$1,893,792	40%
Adjustable	827,653	33%	1,793,184	88%	174,071	98%	2,794,908	60%
Total	$2,478,680	100%	$2,032,287	100%	$177,733	100%	$4,688,700	100%
________________

(1)	Includes commercial and industrial loans, commercial real estate loans, and construction and land loans.
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
The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan and are further subject to competitive pressures, market rates, the availability of funds, and legal and regulatory requirements. At December 31, 2013, approximately 60% of the Bank’s outstanding loans due after one year had interest rates that were either floating or adjustable in nature. See Part II. Item 7A. “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Sensitivity and Market Risk.”
Allowance for Loan Losses. The following table is an analysis of the Company’s allowances for loan losses for the periods indicated:

	Year ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Total loans outstanding	$5,112,459	$4,814,136	$4,651,228	$4,481,347	$4,308,040
Average loans outstanding	4,973,394	4,959,316	4,473,645	4,448,109	4,263,775
Allowance for loan losses, beginning of year	$84,057	$96,114	$98,403	$68,444	$64,091
Charged-off loans:
Commercial, construction, and land (1)	(3,030)	(13,984)	(24,308)	(66,017)	(40,596)
Residential	(2,008)	(2,944)	(1,507)	(571)	(436)
Home equity, consumer, and other	(379)	(257)	(1,609)	(151)	(902)
Total charged-off loans	(5,417)	(17,185)	(27,424)	(66,739)	(41,934)
Recoveries on loans previously charged-off:
Commercial, construction, and land (1)	7,669	7,739	11,807	9,346	1,248
Residential	24	472	100	34	69
Home equity, consumer, and other	38	217	68	140	11
Total recoveries	7,731	8,428	11,975	9,520	1,328
Net loans (charged-off)/ recoveries	2,314	(8,757)	(15,449)	(57,219)	(40,606)
Provision/(credit) for loan losses	(10,000)	(3,300)	13,160	87,178	44,959
Allowance for loan losses, end of year	$76,371	$84,057	$96,114	$98,403	$68,444
Net loans charged-off/ (recoveries) to average loans	(0.05)%	0.18%	0.35%	1.29%	0.95%
Allowance for loan losses to total loans	1.49%	1.75%	2.07%	2.20%	1.59%
Allowance for loan losses to nonaccrual loans (2)	1.71	1.38	1.41	0.93	0.79
________________________

(1)	Includes commercial and industrial loans, and commercial real estate loans.

(2)	Excludes loans in the held for sale category that are on nonaccrual status.
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
The following table represents the allocation of the Bank’s allowance for loan losses and the percent of loans in each category to total loans as of the dates indicated:

	December 31,
	2013		2012		2011		2010		2009
	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
	(In thousands)
Loan category:
Commercial, construction and land (2)	$62,281	55%	$69,338	55%	$82,170	54%	$86,672	56%	$59,263	58%
Residential	10,732	40%	10,892	40%	9,286	39%	7,449	37%	5,805	35%
Home equity, consumer, and other	1,342	5%	1,625	5%	2,684	7%	2,110	7%	1,898	7%
Unallocated	2,016		2,202		1,974		2,172		1,478
Total allowance for loan losses	$76,371	100%	$84,057	100%	$96,114	100%	$98,403	100%	$68,444	100%
_________________

(1)	Percent refers to the amount of loans in each category as a percent of total loans.

(2)	Includes commercial and industrial loans, and commercial real estate loans.

The allowance for loan losses decreased $7.7 million from $84.1 million, or 1.75% of total loans, at December 31, 2012 to $76.4 million, or 1.49% of total loans, at December 31, 2013. The decline in the overall allowance for loan losses, as well as the decline in the ratio of allowance for loan losses to total loans, was primarily the result of overall positive credit quality trends, including net recoveries and lower levels of criticized loans. These items that reduced the allowance for loan losses were partially offset by additional allowance for loan losses related to the 2013 growth in the loan portfolio.
An analysis of the risk in the loan portfolio as well as management judgment is used to determine the estimated appropriate amount of the allowance for loan losses. The Company’s allowance for loan losses is comprised of three primary components (general reserves, allocated reserves on non-impaired special mention and substandard loans, and allocated reserves on impaired loans). In addition, the unallocated portion of the allowance for loan losses, which is not considered a significant component of the overall allowance for loan losses, primarily relates to the inherent imprecision and potential volatility of the allowance for loan losses calculation and the qualitative judgments involved. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 6: Allowance for Loan Losses” for an analysis of the Company’s allowance for loan losses.
The following table presents a summary of loans charged-off, net of recoveries, by geography, for the periods indicated. The geography assigned to the Private Banking data is based on the location of the lender’s regional offices.

	For the year ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Net loans (charged-off)/ recoveries:
New England	$(2,422)	$(5,593)	$(3,532)	$(3,725)	$(2,495)
San Francisco Bay	2,576	(2,768)	(14,979)	(54,858)	(8,387)
Southern California	2,160	289	4,066	1,753	(13,017)
Pacific Northwest	N/A	(685)	(1,004)	(389)	(16,707)
Total net loans (charged-off)/ recoveries	$2,314	$(8,757)	$(15,449)	$(57,219)	$(40,606)
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

	December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Loans accounted for on a nonaccrual basis	$44,762	$60,745	$68,109	$105,465	$86,770
Loans held for sale accounted for on a nonaccrual basis	—	—	—	1,526	3,568
OREO	776	3,616	5,103	12,925	16,600
Total nonperforming assets	$45,538	$64,361	$73,212	$119,916	$106,938
Loans past due 90 days or more, but still accruing	$65	$3,556	$32	$—	$—
Delinquent loans 30-89 days past due (1)	$13,742	$46,376	$26,957	$24,745	$21,194
Troubled debt restructured loans (2)	$54,479	$54,533	$55,262	$20,123	$8,003
Nonaccrual loans as a % of total loans (3)	0.88%	1.26%	1.46%	2.35%	2.01%
Nonperforming assets as a % of total assets	0.71%	1.00%	1.21%	1.95%	1.77%
Delinquent loans 30-89 days past due as a % of total loans (4)	0.27%	0.96%	0.58%	0.55%	0.49%
_____________________

(1)	Excludes 30-89 day delinquent loans held for sale of $0.3 million as of December 31, 2012.

(2)	Includes $26.1 million, $27.8 million, $27.8 million, $16.1 million, and $8.0 million also reported in nonaccrual loans as of December 31, 2013, 2012, 2011, 2010, and 2009 respectively.

(3)	Excludes loans held for sale on nonaccrual status of $1.5 million and $3.6 million, as of December 31, 2010 and 2009 respectively.

(4)	Excludes loans past due 90 days or more, but still accruing, of $0.1 million, $3.6 million, and less than $0.1 million as of December 31, 2013, 2012, and 2011 respectively.

A rollforward of nonaccrual loans for the years ended December 31, 2013 and 2012 is presented in the table below:

	December 31,
	2013	2012
	(In thousands)
Nonaccrual loans, beginning of year	$60,745	$68,109
Transfers in to nonaccrual status	41,630	54,874
Transfers out to OREO	(105)	(2,689)
Transfers out to accrual status	(11,340)	(16,450)
Charge-offs	(5,319)	(16,964)
Paid off/ paid down	(40,849)	(26,135)
Nonaccrual loans, end of year	$44,762	$60,745
The following table presents a summary of the Private Banking credit quality by geography, based on the location of the lender’s regional offices:

	December 31,
	2013	2012
	(In thousands)
Nonaccrual loans:
New England	$24,838	$28,307
San Francisco Bay	14,016	25,105
Southern California	5,908	7,333
Total nonaccrual loans	$44,762	$60,745
Loans 30-89 days past due and accruing: (1) (2)
New England	$5,029	$20,751
San Francisco Bay	3,029	11,771
Southern California	5,684	13,854
Total loans 30-89 days past due	$13,742	$46,376
Accruing substandard loans:
New England	$13,304	$27,551
San Francisco Bay	25,171	49,854
Southern California	3,540	12,724
Total accruing substandard loans	$42,015	$90,129
_____________________

(1)
In addition to loans 30-89 days past due and accruing, the Company had two loans totaling $0.1 million that were more than 90 days past due but still on accrual status as of December 31, 2013, and three loans totaling $3.6 million as of December 31, 2012, respectively. These loans originated in the New England region.

(2)	Does not include one loan held for sale, 30-89 days past due and accruing, totaling $0.3 million as of December 31, 2012.

The following table presents a summary of the Private Banking credit quality by loan type. The loan type assigned to the Private Banking credit quality data is based on the purpose of the loan.

	December 31,
	2013	2012
	(In thousands)
Nonaccrual loans:
Commercial and industrial	$3,484	$4,337
Commercial real estate	23,967	41,696
Construction and land	3,489	2,213
Residential	12,777	11,744
Home equity and other consumer	1,045	755
Total nonaccrual loans	$44,762	$60,745
Loans 30-89 days past due and accruing: (1)
Commercial and industrial (2)	$1,529	$10,894
Commercial real estate	775	7,903
Construction and land	1,652	3,258
Residential	8,407	23,412
Home equity and other consumer	1,379	909
Total loans 30-89 days past due	$13,742	$46,376
Accruing substandard loans:
Commercial and industrial	$8,177	$9,062
Commercial real estate	19,857	63,953
Construction and land	589	7,369
Residential	12,810	8,072
Home equity and other consumer	582	1,673
Total accruing substandard loans	$42,015	$90,129
_____________________

(1)
In addition to loans 30-89 days past due and accruing, as of December 31, 2013, the Company had two construction and land loans totaling $0.1 million that were more than 90 days past due but still on accrual status. As of December 31, 2012, the Company had one commercial and industrial loan totaling $0.3 million, one commercial real estate loan totaling $3.2 million, and one construction and land loan totaling less than $0.1 million that were more than 90 days past due but still on accrual status.

(2)	Does not include one loan held for sale, 30-89 days past due and accruing, totaling $0.3 million, as of December 31, 2012.
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. When management determines that it is probable that the Bank will not collect all principal and interest on a loan in accordance with the original loan terms, the loan is designated as impaired. Impaired loans totaled $64.1 million as of December 31, 2013 as compared to $81.5 million at December 31, 2012.
In certain instances, although very infrequent, loans that have become 90 days past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were $0.1 million of loans 90 days or more past due, but still accruing, as of December 31, 2013 and $3.6 million as of December 31, 2012. The Bank’s policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six consecutive months). For nonaccruing TDRs, a return to accrual status generally requires timely payments for a period of six months in accordance with restructured terms, along with meeting other criteria.
Generally, when a collateral dependent loan becomes impaired, an updated appraisal of the collateral, if appropriate, is obtained. If the impaired loan has not been upgraded to a performing status within a reasonable amount of time, the Bank will continue to obtain updated appraisals, approximately every 12 to 18 months or sooner, if deemed necessary, especially during periods of declining property values.

The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. TDRs totaled $54.5 million as of both December 31, 2013 and 2012. Of the $54.5 million in TDR loans at December 31, 2013, $28.4 million were on accrual status. Of the $54.5 million in TDR loans at December 31, 2012, $26.7 million were on accrual status. As of December 31, 2013 and 2012, the Company had $0.1 million in commitments to lend additional funds to debtors for loans whose terms had been modified in a troubled debt restructuring.
Interest income recorded on nonaccrual loans and accruing TDRs and interest income that would have been recorded if the nonaccrual loans and accruing TDRs had been performing in accordance with their original terms for the full year or, if originated during the year, since origination are presented in the table below:

	Year ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Loans accounted for on a nonaccrual basis (1)	$44,762	$60,745	$68,109	$106,991	$90,338
Interest income recorded during the year on these loans (2)	512	1,452	1,576	3,951	3,200
Interest income that would have been recorded on these nonaccrual loans during the year if the loans had been performing in accordance with their original terms and had been outstanding for the full year or since origination, if held for part of the year	3,320	5,245	5,437	9,187	9,011
Accruing troubled debt restructured loans	28,398	26,680	27,433	3,983	1,905
Interest income recorded during the year on these accruing TDR loans (3)	1,194	1,128	1,222	nm	nm
Interest income that would have been recorded on these accruing TDR loans during the year if the loans had been performing in accordance with their original terms and had been outstanding for the full year or since origination, if held for part of the year (3)	1,824	1,681	1,983	nm	nm
___________

(1)	Includes loans held for sale on nonaccrual status of $1.5 million and $3.6 million, as of December 31, 2010 and 2009, respectively.

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
Delinquencies. The past due status of a loan is determined in accordance with its contractual repayment terms. All loan types are reported past due when one scheduled payment is due and unpaid for 30 days or more. Loans 30-89 days past due decreased $32.7 million, or 70%, to $13.7 million as of December 31, 2013 from $46.4 million as of December 31, 2012. The decrease in loan delinquencies is primarily due to decreases in residential loan delinquencies, which decreased by $15.0 million to $8.4 million as of December 31, 2013 from $23.4 million as of December 31, 2012, commercial and industrial loan delinquencies, which decreased by $9.4 million to $1.5 million as of December 31, 2013 from $10.9 million as of December 31, 2012, and commercial real estate loan delinquencies, which decreased by $7.1 million to $0.8 million as of December 31, 2013 from $7.9 million as of December 31, 2012. The Company believes these loans are generally adequately secured and the payment performance of these borrowers varies from month to month. Deterioration in the real estate market where the collateral is located or in the local economy could lead to these delinquent loans going to nonaccrual status and/or being downgraded with respect to the loan grades. Downgrades would generally result in additional provisions for loan losses.

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
The Bank has identified approximately $42.0 million in potential problem loans at December 31, 2013, a decrease of $48.1 million, or 53%. as compared to $90.1 million at December 31, 2012. This decrease was primarily due to the amount of potential problem commercial real estate loans which declined $44.1 million, or 69%, to $19.9 million as of December 31, 2013 as compared to $64.0 million as of December 31, 2012. Numerous factors impact the level of potential problem loans including economic conditions and real estate values. These factors affect the borrower’s liquidity and, in some cases, the borrower’s ability to comply with loan covenants such as debt service coverage. When there is a loss of a major tenant in a commercial real estate building, the appraised value of the building generally declines. Loans may be downgraded when this occurs as a result of the additional risk to the borrower in obtaining a new tenant in a timely manner and negotiating a lease with similar or better terms than the previous tenant. In many cases, these loans are still current and paying as agreed, although future performance may be impacted.

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
At December 31, 2013, the Company’s cash and cash equivalents amounted to $191.9 million. The Holding Company’s cash and cash equivalents amounted to $32.6 million at December 31, 2013. Management believes that the Company and the Holding Company have adequate liquidity to meet their commitments for the foreseeable future.
Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At December 31, 2013, consolidated cash and cash equivalents and securities available for sale, less securities pledged against current borrowings, amounted to $0.8 billion, or 12% of total assets, a decrease of $0.1 billion, or 13%, from balances at December 31, 2012. Future loan growth may depend upon the Company’s ability to grow its core deposit levels. In addition, the Company has access to available borrowings through the FHLB totaling $836.5 million as of December 31, 2013 compared to $794.4 million at December 31, 2012. Combined, this liquidity totals $1.6 billion, or 25% of assets and 31% of total deposits as of December 31, 2013 compared to $1.7 billion, or 26% of assets and 34% of total deposits as of December 31, 2012.
The Bank has various internal policies and guidelines regarding liquidity, both on and off balance sheet, loans to assets ratio, and limits on the use of wholesale funds. These policies and/or guidelines require certain minimum or maximum balances or ratios be maintained at all times. In light of the provisions in the Bank’s internal liquidity policies and guidelines, the Bank will carefully manage amount and timing of future loan growth along with its relevant liquidity policies and balance sheet guidelines.
Holding Company Liquidity. The Company and some of the Company’s majority-owned affiliates hold put and call options that would require the Company to purchase (and the majority-owned affiliates to sell) the remaining noncontrolling interests in these companies at the then fair value generally as determined by the respective agreements. At December 31, 2013, the estimated maximum redemption value for these affiliates related to outstanding put options was $19.5 million, all of which could be redeemed within the next 12 months, under certain circumstances, and is classified on the consolidated balance sheets as redeemable noncontrolling interests. These put and call options are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data - Note 14: Noncontrolling Interests.”

The Holding Company’s primary sources of funds are dividends from its affiliates, access to the capital and debt markets, and private equity investments. The Holding Company recognized $7.8 million in net income from discontinued operations during the year ended December 31, 2013. The majority of this amount related to a revenue sharing agreement with Westfield. Additionally, the Holding Company may receive additional contingent consideration in future years. However, other than the revenue sharing agreement with Westfield, divestitures are not ongoing sources of funds for the Holding Company. Dividends from the Bank are limited by various regulatory requirements relating to capital adequacy and retained earnings. See Part II. Item 5. “Market for Registrant’s Common Equity, Related Stockholders Matters, and Issuers Purchases of Equity Securities” for further details.
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
The Company is required to pay interest quarterly on its junior subordinated debentures. Since 2010, the Company has been a party to an interest rate swap to hedge a portion of the cash flow associated with a junior subordinated debenture which converted from a fixed rate to a floating rate on December 30, 2010. The estimated cash outlay for 2014 for the interest payments, including the effect of the cash flow hedge, is approximately $3.9 million based on the debt outstanding at December 31, 2013, and estimated LIBOR.
The Company presently plans to pay cash dividends on its common stock on a quarterly basis dependent upon a number of factors such as profitability, Holding Company liquidity, and the Company’s capital levels. However, the ultimate declaration of dividends by the board of directors of the Company will depend on consideration of, among other things, recent financial trends and internal forecasts, regulatory limitations, alternative uses of capital deployment, general economic conditions, and pending regulatory changes to capital requirements. Based on the current quarterly dividend rate of $0.08 per share, as announced by the Company on January 15, 2014, and estimated shares outstanding, the Company estimates the amount to be paid out in 2014 for dividends to common shareholders will be approximately $25.5 million. The estimated dividend payments in 2014 could increase or decrease if the Company’s board of directors voted to increase or decrease, respectively, the current dividend rate, and/or the number of shares outstanding changes significantly.
During 2013, the Company issued $50.0 million of 6.95% Non-Cumulative Perpetual Preferred Stock, Series D. Based on the stock outstanding and the dividend rate, the Company expects to pay $3.5 million in cash dividends on preferred stock in 2014. Although the rate of interest is set in the terms of the preferred stock, the quarterly preferred stock dividend payments are subject to approval by the Company’s board of directors.
Bank Liquidity. The Bank has established various borrowing arrangements to provide additional sources of liquidity and funding. Management believes that the Bank currently has adequate liquidity available to respond to current demands. The Bank is a member of the FHLB of Boston, and as such, has access to short- and long-term borrowings from that institution. The FHLB can change the advance amounts that banks can utilize based on a bank’s current financial condition as obtained from publicly available data such as FDIC Call Reports. Decreases in the amount of FHLB borrowings available to the Bank would lower its liquidity and possibly limit the Bank’s ability to grow in the short-term. Management believes that the Bank has adequate liquidity to meet its commitments for the foreseeable future.
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
From time to time, the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. At December 31, 2013, the Bank had unused federal fund lines of credit totaling $196.0 million with correspondent institutions to provide it with immediate access to overnight borrowings. At December 31, 2013 and 2012, the Bank had no outstanding borrowings under these federal funds lines.
The Bank has also negotiated brokered deposit agreements with several institutions that have nationwide distribution capabilities. At December 31, 2013, the Bank had $376.6 million of brokered deposits (net of premiums paid) outstanding under these agreements, compared to $374.3 million at December 31, 2012.

If the Bank was no longer able to utilize the FHLB for borrowing, collateral currently used for FHLB borrowings could be transferred to other facilities such as the Federal Reserve’s discount window. In addition, the Bank could increase its usage of brokered deposits. Other borrowing arrangements may have higher rates than the FHLB would typically charge.

Consolidated cash flow comparison for the years ended December 31, 2013 and 2012
Net cash provided by operating activities of continuing operations totaled $106.4 million and $57.4 million for the years ended December 31, 2013 and 2012, respectively. Cash flows from operating activities of continuing operations are generally the cash effects of transactions and other events that enter into the determination of net income of continuing operations. Cash provided by operating activities of continuing operations increased $49.0 million from 2012 to 2013 due primarily to higher proceeds from the sale of loans held for sale, higher net income, and a lower amount of loans originated for sale in 2013 than in 2012. These changes were partially offset by the 2013 gain on the sale of the three Pacific Northwest banking offices and the increased credit to the provision for loan losses in 2013 than in 2012.
Net cash used in investing activities of continuing operations totaled $295.9 million and $310.1 million for the years ended December 31, 2013 and 2012, respectively. Investing activities of the Company include certain loan activities, investment activities and capital expenditures. Cash used in investing activities of continuing operations decreased $14.2 million from 2012 to 2013 and was due primarily to a $258.2 million decrease in cash used to expand the loan portfolio, and $123.7 million in proceeds from the sale of the three Pacific Northwest banking offices in 2013. These changes were partially offset by an increase in cash used to purchase investments, net of cash received from sales, maturities, redemptions, and principal payments on the Company’s investment securities in 2013 from 2012, and a decrease in proceeds from the sale of portfolio loans.
Net cash provided by financing activities of continuing operations totaled $64.9 million and $363.7 million for the year ended December 31, 2013 and 2012, respectively. Cash provided by financing activities of continuing operations decreased $298.9 million from 2012 to 2013. The decrease in cash provided by financing activities related primarily to a lower net increase in deposits, the 2013 net change in preferred stock, and increased dividends paid to shareholders. These changes were partially offset by decreased repayments of FHLB borrowings and the 2012 repurchase of the 5.44 million in stock warrants held by affiliates of The Carlyle Group and BPFH Director John Morton III in the first quarter of 2012. See Part II. Item 8. “Financial Statements and Supplementary Data—Note 15: Equity” for additional details on the repurchase of the warrants.
Net cash provided by operating activities of discontinued operations totaled $7.8 million for the year ended December 31, 2013, compared to cash used in operating activities of discontinued operations of $5.6 million for the year ended December 31, 2012. Cash flows from operating activities of discontinued operations relate to the ongoing revenue sharing agreement with a divested affiliate as well as to the operating activities of DTC in 2012.

Consolidated cash flow comparison for the years ended December 31, 2012 and 2011
Net cash provided by operating activities of continuing operations totaled $57.4 million and $78.8 million for the years ended December 31, 2012 and 2011, respectively. Cash flows from operating activities of continuing operations are generally the cash effects of transactions and other events that enter into the determination of net income of continuing operations. Cash provided by operating activities of continuing operations decreased $21.5 million from 2011 to 2012 due primarily to a lower amount of loans originated for sale in 2012 than in 2011, and the 2012 credit to the provision for loan losses. These changes were partially offset by the increased net income in 2012 than in 2011 and a higher amount of proceeds from sale of loans held for sale in 2012 than in 2011.
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
Net cash provided by financing activities of continuing operations totaled $363.7 million for the year ended December 31, 2012, compared to net cash used in financing activities of continuing operations of $150.3 million for 2011. Cash provided by financing activities of continuing operations increased $514.0 million from 2011 to 2012. The 2012 cash provided by financing activities related primarily to the higher net increase in deposits and lower decrease in borrowed funds in the form of repurchase agreements. These changes were partially offset by larger repayments of FHLB borrowings and junior subordinated debt and by the repurchase of the 5.44 million in stock warrants held by affiliates of The Carlyle Group and BPFH Director John Morton III in the first quarter of 2012. See Part II. Item 8. “Financial Statements and Supplementary Data—Note 15: Equity” for additional details on the repurchase of the warrants.
Net cash used in operating activities of discontinued operations totaled $5.6 million for the year ended December 31, 2012, compared to net cash provided by operating activities of discontinued operations of $7.5 million in 2011. Cash flows from operating activities of discontinued operations primarily relate to the ongoing revenue sharing agreement with a divested affiliate as well as to the operating activities of DTC. The decrease is due to the additional costs incurred by the Company in 2012 related to certain divested affiliates. Net cash used in investing activities of discontinued operations totaled $1.1 million for the years ended December 31, 2011. There was an immaterial cash effect from discontinued operations on investing activities for the year ended December 31, 2012, and there was no cash effect from discontinued operations on financing activities for the years ended December 31, 2012 and 2011. Cash flows related to investing activities of discontinued operations for both periods relate to activity at DTC.

Capital Resources
Total shareholders’ equity at December 31, 2013 was $633.7 million, compared to $603.1 million at December 31, 2012, an increase of $30.6 million, or 5%. The increase in shareholders’ equity was primarily the result of net income and stock compensation, partially offset by the net change in preferred stock, dividends paid and other comprehensive income. See Part II. Item 8. “Financial Statements and Supplementary Data—Note 15: Equity” for additional details on the net changes in preferred stock.
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
To be categorized as “well capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the regulatory capital and capital ratios table. In addition, the Company and the Bank cannot be subject to any written agreement, order or capital directive or prompt corrective action to be considered “well capitalized.” Both the Company and the Bank maintain capital at levels that would be considered “well capitalized” as of December 31, 2013 under the applicable regulations. See Part II. Item 8. “Financial Statements and Supplementary Data—Note 24: Regulatory Matters” for additional details, including the regulatory capital and capital ratios table.

Contractual Obligations
The schedules below present a detail of the maturities of the Company’s contractual obligations and commitments as of December 31, 2013. See Part II. Item 8. “Financial Statements and Supplementary Data—Notes 11 through 13” for terms of borrowing arrangements and interest rates.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Federal Home Loan Bank Borrowings	$367,254	$21,844	$193,804	$113,477	$38,129
Securities sold under agreements to repurchase	102,353	102,353	—	—	—
Junior subordinated debentures	106,363	—	—	—	106,363
Operating lease obligations	111,135	14,798	28,445	21,219	46,673
Deferred compensation and benefits (1)	25,780	6,205	3,922	5,202	10,451
Data processing	11,268	11,268	—	—	—
Bonus and commissions	10,396	10,396	—	—	—
Severance accrual	672	672	—	—	—
Other long-term obligations	309	230	67	12	—
Total contractual obligations at December 31, 2013	$735,530	$167,766	$226,238	$139,910	$201,616
___________

(1)	Includes supplemental executive retirement plans, deferred compensation plan, salary continuation plans, long term incentive plans, and split dollar life insurance.
The amounts below related to commitments to originate loans, unused lines of credit, and standby letters of credit are at the discretion of the client and may never actually be drawn upon. The contractual amount of the Company’s financial instruments with off-balance sheet risk are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Unadvanced portion of loans, unused lines of credit, and commitments to originate loans	$1,177,835	$517,979	$329,724	$33,835	$296,297
Standby letters of credit	31,766	30,857	909	—	—
Forward commitments to sell loans	12,256	12,256	—	—	—
Total commitments at December 31, 2013	$1,221,857	$561,092	$330,633	$33,835	$296,297

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

Recent Accounting Pronouncements
In January 2014, the FASB issued ASU No. 2014-04, Receivables - Troubled Debt Restructuring by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collaterized Consumer Mortgage Loans upon Foreclosure. The amendments to this update are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 and interim periods within annual periods beginning after December 15, 2015. The Company does not expect this ASU to have a material effect on its consolidated financial statements.
In January 2014, the FASB issued ASU 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments to this update apply to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow-through entities for tax purposes that meet the conditions for and that elect to use the proportional amortization method to account for investments in qualified affordable housing projects. The amendments to this update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the consolidated statement of operations as a component of income tax expense (benefit) and should be applied retrospectively to all periods presented. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 and interim periods within annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has made an accounting policy election to early adopt this ASU effect January 1, 2014. The effect of this adoption will result in $0.7 million of operating expenses for 2013 being reclassified to income tax expense.
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

In December 2011, the FASB issued new guidance, ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities and in January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2013-01 limits the scope of disclosures to derivatives, repurchase agreements and securities lending arrangements. The new guidance is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013 and requires a retrospective application for all comparative periods which are presented. The adoption of these ASUs did not have a material effect on the Company’s consolidated financial statements. While the Company does not have any outstanding master netting agreements in the current or comparative periods presented, if any are entered into in the future this disclosure will be applied.

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
Fee income from investment management, wealth advisory, and private banking wealth management and trust services is not directly dependent on market interest rates and may provide the Company a relatively stable source of income in varying market interest rate environments. However, this fee income is generally based upon the value of AUM and, therefore, can be significantly affected by changes in the values of equities and bonds. Furthermore, performance fees and partnership income earned by some of the Company’s affiliates, as managers of limited partnerships, are directly dependent upon short-term investment performance that can fluctuate significantly with changes in the capital markets. The Company does not have any trading operations for its own account.
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
The ALCO uses both interest rate “gap” sensitivity and interest income simulation analysis to measure inherent risk in the Bank’s balance sheet at a specific point in time. The simulations look forward at one- and two-year increments with gradual and sustained changes in interest rates of up to 200 basis points, and take into account the repricing, maturity and prepayment characteristics of individual products and investments. The simulation results are reviewed to determine whether the exposure of net interest income to interest rate changes is within risk limits set and monitored at both the ALCO and Board levels. The Bank was in compliance with its applicable guidelines at all times during the year. The ALCO reviews the results with regard to the established tolerance levels and recommends appropriate strategies to manage this exposure.
Generally, the Bank holds variable rate mortgage loans. When possible the Bank makes use of the secondary mortgage loan market to sell fixed rate mortgages to investors. This provides fee income and reduces interest rate risk. As a hedge against rising interest rates, the Bank may utilize fixed rate borrowings.
As of December 31, 2013, the net interest income simulation indicated that the Company’s exposure to changing interest rates was within the established tolerance levels described above. While the ALCO reviews simulation assumptions to ensure that they reflect historical experience, it should be noted that income simulation may not always prove to be an accurate indicator of interest rate risk because the actual repricing, maturity, and prepayment characteristics of individual products may differ from the estimates used in the simulations. The following table presents the estimated impact of interest rate changes on pro forma net interest income for the Company over a 12 month period:

	Twelve months beginning 1/1/2014
	$ Change	% Change
	(In thousands)
Up 200 basis points	$(7,923)	(4.51)%
Down 100 basis points	$(792)	(0.45)%
	Twelve months beginning 1/1/2013
	$ Change	% Change
	(In thousands)
Up 200 basis points	$(6,969)	(4.06)%
Down 100 basis points	$20	0.01%
Model Methodologies

•
The base model is built as a static balance sheet simulation. Growth and/or contraction are not incorporated into the base model to avoid masking of the inherent interest rate risk in the balance sheet as it stands at a point in time, however, balance sheet adjustments may be incorporated into the model to reflect anticipated changes in certain balance sheet categories.

•
The model utilizes the FHLB, LIBOR, and Treasury yield curves in effect as of December 31, 2013. Other market rates used in this analysis include the Prime rate, and federal funds rate, which were 3.25% and 0.25% respectively, at December 31, 2013. All interest rate changes are assumed to occur in the first 12 months and remain flat thereafter. Federal funds and Treasury yields are floored at 0.01% while Prime is floored at 3.00%. All other market rates (LIBOR, FHLB, brokered CD) are floored at 0.25% to reflect credit spreads. All points on the treasury yield curve increase/decrease congruently.

•
Short-term interest rates (e.g., Prime and federal funds) are assumed to drive non-maturity deposit (savings, NOW and money market accounts) pricing. Term deposit (CD, IRA) pricing changes are reflective of changes in the LIBOR swap and/or FHLB yield curves. For rising and falling rate environments, prepayment speeds accelerate/decelerate over a 12 month period and remain flat thereafter.

The Bank also uses interest rate sensitivity “gap” analysis to provide a general overview of its interest rate risk profile. The effect of interest rate changes on the assets and liabilities of a financial institution may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s interest rate sensitivity gap. An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income, while a negative gap would tend to affect net interest income adversely.
The Bank has historically sought to maintain a relatively narrow gap position and has, in some instances, foregone investment in higher yielding assets when such investment, in management’s opinion, exposed the Bank to undue interest rate risk. At December 31, 2013, the Company’s overall balance sheet in the short-term was, in theory, liability sensitive. The actual ability to reprice certain interest-bearing liabilities depends on other factors in addition to the movement of interest rates. These factors include competitor’s pricing, the current rate paid on interest-bearing liabilities, and alternative products offered in the financial market place. The Bank does not attempt to perfectly match interest rate sensitive assets and liabilities and will selectively mismatch its assets and liabilities to a controlled degree when management considers such a mismatch both appropriate and prudent. There are a number of relevant time periods in which to measure the gap position, such as at the 30, 60, 90, or 180 day points in the maturity schedule. Management monitors the Bank’s gap position at each of these maturity points, and also tends to focus closely on the gap at the one-year point in making funding decisions. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the repricing schedule. These assumptions are inherently uncertain and, as a result, the repricing schedule cannot precisely measure net interest income or predict the impact of fluctuations in interest rates on net interest income.
The repricing schedule for the Company’s interest-earning assets and interest-bearing liabilities is measured on a cumulative basis. The simulation analysis is based on expected cash flows and repricing characteristics, and incorporates market-based assumptions regarding the impact of changing interest rates on the prepayment speeds of certain assets and liabilities. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The following table presents the repricing schedule for the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2013:

	Within Three Months	Over Three to Six Months	Over Six to Twelve Months	Over One Year to Five Years	Over Five Years	Total
	(In thousands)
Interest-earning assets (1):
Interest bearing cash	$148,855	$—	$—	$—	$—	$148,855
Investment securities	108,688	75,621	98,661	382,334	138,439	803,743
FHLB stock	38,612	—	—	—	—	38,612
Loans held for sale (2)	6,123	—	—	—	—	6,123
Loans—Fixed rate (5)	97,957	88,833	162,337	1,104,629	456,659	1,910,415
Loans—Variable rate	1,011,856	330,734	306,178	1,358,999	194,277	3,202,044
Total interest-earning assets	$1,412,091	$495,188	$567,176	$2,845,962	$789,375	$6,109,792
Interest-bearing liabilities (3):
Savings and NOW accounts (4)	$537,800	$—	$—	$—	$—	$537,800
Money market accounts (4) (5)	2,625,830	—	—	—	—	2,625,830
Certificates of deposit under $100,000	29,553	27,406	20,576	96,866	15,698	190,099
Certificates of deposit $100,000 or more	144,841	131,236	116,609	32,742	3,461	428,889
Securities sold under agreements to repurchase	102,353	—	—	—	—	102,353
FHLB borrowings	9,601	4,648	9,731	305,979	37,295	367,254
Junior subordinated debentures (5)	103,093	—	—	—	3,270	106,363
Total interest-bearing liabilities	$3,553,071	$163,290	$146,916	$435,587	$59,724	$4,358,588
Net interest sensitivity gap during the period	$(2,140,980)	$331,898	$420,260	$2,410,375	$729,651	$1,751,204
Cumulative gap	$(2,140,980)	$(1,809,082)	$(1,388,822)	$1,021,553	$1,751,204
Interest-sensitive assets as a percent of interest-sensitive liabilities (cumulative)	39.74%	51.32%	64.05%	123.76%	140.18%
Cumulative gap as a percent of total assets	(33.26)%	(28.10)%	(21.58)%	15.87%	27.20%
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

(5)
Does not include the economic effect of hedges. Our hedges are designed to protect our net interest income from interest rate changes on certain loans, deposits and borrowings. The interest rate sensitivity table reflects the sensitivity at current interest rates. As a result, the notional amount of our hedges are not included in the table. For additional information on our Derivatives, see Part II. Item 8. “Notes to Consolidated Financial Statements - Note 9: Derivatives.”

The preceding table does not necessarily indicate the impact of general interest rate movements on the Company’s net interest income because the repricing of various assets and liabilities is discretionary and is subject to competitive and other factors. As a result, assets and liabilities indicated as repricing within the same period may in fact reprice at different times and at different rates.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
	(In thousands, except share and per share data)
Assets:
Cash and cash equivalents	$191,881	$308,744
Investment securities available for sale (amortized cost of $694,832 and $690,556 at December 31, 2013 and 2012, respectively)	691,729	699,300
Investment securities held to maturity (fair value of $110,917 and $0 at December 31, 2013 and 2012, respectively)	112,014	—
Stock in Federal Home Loan Banks	38,612	41,981
Loans held for sale	6,123	308,390
Total loans	5,112,459	4,814,136
Less: Allowance for loan losses	76,371	84,057
Net loans	5,036,088	4,730,079
Other real estate owned (“OREO”)	776	3,616
Premises and equipment, net	29,158	27,081
Goodwill	110,180	110,180
Intangible assets, net	20,604	24,874
Fees receivable	12,119	8,836
Accrued interest receivable	14,416	14,723
Deferred income taxes, net	55,364	62,245
Other assets	118,045	124,956
Total assets	$6,437,109	$6,465,005
Liabilities:
Deposits	$5,110,370	$4,885,059
Deposits held for sale	—	194,084
Securities sold under agreements to repurchase	102,353	116,319
Federal Home Loan Bank borrowings	367,254	408,121
Junior subordinated debentures	106,363	143,647
Other liabilities	97,613	95,386
Total liabilities	5,783,953	5,842,616
Redeemable Noncontrolling Interests	19,468	19,287
Shareholders’ Equity:
Preferred stock, $1.00 par value; authorized: 2,000,000 shares	47,753	58,089
Common stock, $1.00 par value; authorized: 170,000,000 shares; issued and outstanding: 79,837,612 shares at December 31, 2013 and 78,743,518 shares at December 31, 2012	79,838	78,744
Additional paid-in capital	616,334	640,891
Accumulated deficit	(106,211)	(176,746)
Accumulated other comprehensive income/ (loss)	(4,197)	2,124
Total Company’s shareholders’ equity	633,517	603,102
Noncontrolling interests	171	—
Total shareholders’ equity	633,688	603,102
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$6,437,109	$6,465,005

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$191,594	$209,280	$212,047
Taxable investment securities	2,071	3,875	5,561
Non-taxable investment securities	3,113	3,228	3,768
Mortgage-backed securities	5,441	6,186	7,297
Federal funds sold and other	955	719	1,069
Total interest and dividend income	203,174	223,288	229,742
Interest expense:
Deposits	13,395	17,640	24,479
Federal Home Loan Bank borrowings	10,963	14,488	16,915
Junior subordinated debentures	4,408	6,258	7,434
Repurchase agreements and other short-term borrowings	390	1,626	1,960
Total interest expense	29,156	40,012	50,788
Net interest income	174,018	183,276	178,954
Provision/ (credit) for loan losses	(10,000)	(3,300)	13,160
Net interest income after provision for loan losses	184,018	186,576	165,794
Fees and other income:
Investment management fees	43,816	39,163	39,803
Wealth advisory fees	42,352	37,659	34,553
Private banking wealth management and trust fees	26,550	23,645	23,553
Other banking fee income	7,460	5,664	6,503
Gain on sale of loans, net	2,519	3,225	2,489
Gain on repurchase of debt	620	3,444	4,230
Gain on sale of investments, net	49	871	798
Gain/(loss) on OREO, net	(13)	845	5,372
Gain on sale of Pacific Northwest offices	10,574	—	—
Other	2,414	450	1,610
Total fees and other income	136,341	114,966	118,911
Operating expense:
Salaries and employee benefits	140,761	143,852	142,872
Occupancy and equipment	29,806	30,790	29,649
Professional services	12,109	13,113	16,810
Marketing and business development	7,199	7,422	6,802
Contract services and data processing	5,827	5,380	4,644
Amortization of intangibles	4,327	4,369	4,800
FDIC insurance	3,700	3,972	6,139
Restructuring expense	—	5,911	8,055
Other	17,631	17,645	14,553
Total operating expense	221,360	232,454	234,324
Income before income taxes	98,999	69,088	50,381
Income tax expense	32,308	20,330	14,280
Net income from continuing operations	66,691	48,758	36,101
Net income from discontinued operations	7,792	7,635	6,184
Net income before attribution to noncontrolling interests	74,483	56,393	42,285
(Continued)

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except share and per share data)
Less: Net income attributable to noncontrolling interests	3,948	3,122	3,148
Net income attributable to the Company	$70,535	$53,271	$39,137
Adjustments to net income attributable to the Company to arrive at net income attributable to common shareholders	(16,636)	(6,101)	(4,701)
Net income attributable to common shareholders for earnings per share calculation	$53,899	$47,170	$34,436
Basic earnings per share attributable to common shareholders:
From continuing operations:	$0.60	$0.53	$0.39
From discontinued operations:	$0.10	$0.09	$0.07
Total attributable to common shareholders:	$0.70	$0.62	$0.46
Weighted average basic common shares outstanding	77,373,817	76,019,991	75,169,611
Diluted earnings per share attributable to common shareholders:
From continuing operations:	$0.59	$0.52	$0.39
From discontinued operations:	$0.09	$0.09	$0.07
Total attributable to common shareholders:	$0.68	$0.61	$0.46
Weighted average diluted common shares outstanding	78,753,524	76,973,516	75,481,028
See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Net income attributable to the Company	$70,535	$53,271	$39,137
Other comprehensive income/ (loss), net of tax:
Unrealized gain/ (loss) on securities available for sale	(7,141)	(937)	3,726
Reclassification adjustment for net realized gain included in net income	28	557	490
Adjustment for discontinued operations	—	(23)	—
Net unrealized gain/ (loss) on securities available for sale	(7,169)	(1,471)	3,236
Unrealized gain/ (loss) on cash flow hedges	2	(878)	(2,830)
Reclassification adjustment for net realized gain/ (loss) included in net income	(1,204)	(1,015)	(1,095)
Net unrealized gain/ (loss) on cash flow hedges	1,206	137	(1,735)
Net unrealized gain/ (loss) on other	(358)	(136)	745
Other comprehensive income/ (loss), net of tax	(6,321)	(1,470)	2,246
Total comprehensive income attributable to the Company, net	$64,214	$51,801	$41,383
 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/ (Loss)	Noncontrolling Interests	Total
	(In thousands, except share data)
Balance at December 31, 2010	$76,307	$58,089	$652,288	$(269,154)	$1,348	$—	$518,878
Net income attributable to the Company	—	—	—	39,137	—	—	39,137
Other comprehensive income/ (loss), net	—	—	—	—	2,246	—	2,246
Dividends paid to common shareholders: $0.04 per share	—	—	(3,089)	—	—	—	(3,089)
Dividends paid to preferred shareholder	—	—	(290)	—	—	—	(290)
Net proceeds from issuance of:
828,061 shares of common stock	828	—	4,706	—	—	—	5,534
847,532 shares of incentive stock grants, net of cancellations and forfeitures	848	—	(848)	—	—	—	—
Amortization of stock compensation and employee stock purchase plan	—	—	6,867	—	—	—	6,867
Stock options exercised	40	—	165	—	—	—	205
Tax deficiency from certain stock compensation awards	—	—	(1,706)	—	—	—	(1,706)
Other equity adjustments	—	—	(1,657)	—	—	—	(1,657)
Balance at December 31, 2011	$78,023	$58,089	$656,436	$(230,017)	$3,594	$—	$566,125
(Continued)
Balance, December 31, 2011	$78,023	$58,089	$656,436	$(230,017)	$3,594	$—	$566,125
Net income attributable to the Company	—	—	—	53,271	—	—	53,271
Other comprehensive income/ (loss), net	—	—	—	—	(1,470)	—	(1,470)
Dividends paid to common shareholders: $0.04 per share	—	—	(3,125)	—	—	—	(3,125)
Dividends paid to preferred shareholder	—	—	(290)	—	—	—	(290)
Repurchase of Carlyle warrants and Director’s warrants	—	—	(15,000)	—	—	—	(15,000)
Net proceeds from issuance of:
193,517 shares of common stock	194	—	1,021	—	—	—	1,215
422,056 shares of incentive stock grants, net of cancellations and forfeitures	422	—	(422)	—	—	—	—
Amortization of stock compensation and employee stock purchase plan	—	—	7,531	—	—	—	7,531
Stock options exercised	105	—	633	—	—	—	738
Tax deficiency from certain stock compensation awards	—	—	(1,588)	—	—	—	(1,588)
Other equity adjustments	—	—	(4,305)	—	—	—	(4,305)
Balance, December 31, 2012	$78,744	$58,089	$640,891	$(176,746)	$2,124	$—	$603,102
(Continued)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/ (Loss)	Noncontrolling Interests	Total
	(In thousands, except share data)
Balance at December 31, 2012	$78,744	$58,089	$640,891	$(176,746)	$2,124	$—	$603,102
Net income attributable to the Company	—	—	—	70,535	—	—	70,535
Other comprehensive income/ (loss), net:	—	—	—	—	(6,321)	—	(6,321)
Dividends paid to common shareholders: $0.24 per share	—	—	(19,129)	—	—	—	(19,129)
Dividends paid to preferred shareholders	—	—	(2,660)	—	—	—	(2,660)
Issuance of 6.95% Non-Cumulative Perpetual Preferred Stock, Series D, net of issuance costs	—	47,753	—	—	—	—	47,753
Repurchase of Non-Cumulative Perpetual Contingent Convertible Preferred Stock, Series B	—	(58,089)	(11,738)	—	—	—	(69,827)
Issuance of noncontrolling interests	—	—	—	—	—	171	171
Net proceeds from issuance of:
156,983 shares of common stock	157	—	1,073	—	—	—	1,230
622,407 shares of incentive stock grants, net of cancellations and forfeitures	622	—	(622)	—	—	—	—
Amortization of stock compensation and employee stock purchase plan	—	—	6,747	—	—	—	6,747
Stock options exercised	315	—	2,017	—	—	—	2,332
Tax deficiency from certain stock compensation awards	—	—	(663)	—	—	—	(663)
Other equity adjustments	—	—	418	—	—	—	418
Balance at December 31, 2013	$79,838	$47,753	$616,334	$(106,211)	$(4,197)	$171	$633,688

 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income attributable to the Company	$70,535	$53,271	$39,137
Adjustments to arrive at net income from continuing operations
Net income attributable to noncontrolling interests	3,948	3,122	3,148
Net pre-tax gain from operating activities of discontinued operations	(13,913)	(9,946)	(10,631)
Net pre-tax gain on sale of discontinued operations	—	(221)	—
Tax expense from discontinued operations	6,121	2,532	4,447
Net income from continuing operations	66,691	48,758	36,101
Adjustments to reconcile net income from continuing operations to net cash provided by/ (used in) operating activities:
Depreciation and amortization	19,107	18,888	18,051
Net income attributable to noncontrolling interests	(3,948)	(3,122)	(3,148)
Amortization of stock compensation and employee stock purchase plan	6,747	7,531	6,867
Provision/ (credit) for loan losses	(10,000)	(3,300)	13,160
Loans originated for sale	(231,539)	(240,296)	(156,441)
Proceeds from sale of loans held for sale	254,345	222,621	154,480
Gain on the repurchase of debt	(620)	(3,444)	(4,230)
Gain on sale of Pacific Northwest offices	(10,574)	—	—
Deferred income tax expense/ (benefit)	10,313	3,648	7,798
Net decrease/ (increase) in other operating activities	5,861	6,094	6,202
Net cash provided by/ (used in) operating activities of continuing operations	106,383	57,378	78,840
Net cash provided by/ (used in) operating activities of discontinued operations	7,792	(5,566)	7,506
Net cash provided by/ (used in) operating activities	114,175	51,812	86,346
Cash flows from investing activities:
Investment securities available for sale:
Purchases	(243,359)	(364,021)	(731,379)
Sales	4,062	49,336	162,728
Maturities, redemptions, and principal payments	227,973	451,284	518,396
Investment securities held to maturity:
Purchases	(112,391)	—	—
Principal payments	325	—	—
(Investments)/ distributions in trusts, net	154	(713)	231
(Purchase)/ redemption of Federal Home Loan Banks stock	3,369	1,733	2,132
Net increase in portfolio loans	(310,834)	(568,995)	(208,512)
Proceeds from recoveries of loans previously charged-off	7,731	8,428	11,975
Proceeds from sale of OREO	2,455	5,021	24,513
Proceeds from sale of portfolio loans	9,449	109,934	—
Proceeds from sale and repayments of non-strategic loan portfolio, net of advances	—	—	1,000
Proceeds from sale of Pacific Northwest offices	123,693	—	—
Capital expenditures, net of sale proceeds	(8,311)	(6,532)	(8,877)
Cash received from dispositions, net of cash divested/ (cash paid for acquisitions, including deferred acquisition obligations, net of cash acquired)	—	5,964	2,752
Cash provided by/ (used in) other investing activities of continuing operations	(224)	(1,561)
Net cash provided by/ (used in) investing activities—continuing operations	(295,908)	(310,122)	(225,041)
Net cash provided by/ (used in) investing activities—discontinued operations	—	(21)	(1,126)
Net cash provided by/ (used in) investing activities	(295,908)	(310,143)	(226,167)
(Continued)

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from financing activities:
Net increase in deposits, including deposits held for sale	199,381	548,732	43,685
Net (decrease)/ increase in securities sold under agreements to repurchase and other	(13,966)	(14,472)	(127,807)
Net (decrease)/ increase in short-term Federal Home Loan Bank borrowings	(40,000)	40,000	(10,000)
Advances of long-term Federal Home Loan Bank borrowings	120,000	35,000	119,313
Repayments of long-term Federal Home Loan Bank borrowings	(120,867)	(188,706)	(163,168)
Repurchase of debt	(35,536)	(33,749)	(6,988)
Proceeds from issuance of Series D preferred stock, net	47,753	—	—
Repurchase of Series B preferred stock, including deemed dividend at repurchase	(69,827)	—	—
Dividends paid to common shareholders	(19,129)	(3,125)	(3,089)
Dividends paid to preferred shareholders	(2,660)	(290)	(290)
Tax deficiency from certain stock compensation awards	(663)	(1,588)	(1,706)
Repurchase of warrants	—	(15,000)	—
Proceeds from stock option exercises	2,332	738	205
Proceeds from issuance of common stock, net	1,230	1,215	1,244
Distributions paid to noncontrolling interests	(3,416)	(3,851)	(2,149)
Other equity adjustments	238	(1,183)	492
Net cash provided by/ (used in) financing activities—continuing operations	64,870	363,721	(150,258)
Net cash provided by/ (used in) financing activities—discontinued operations	—	—	—
Net cash provided by/ (used in) financing activities	64,870	363,721	(150,258)
Net increase/ (decrease) in cash and cash equivalents	(116,863)	105,390	(290,079)
Cash and cash equivalents at beginning of year	308,744	203,354	493,433
Cash and cash equivalents at end of year	$191,881	$308,744	$203,354
Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$29,377	$41,620	$51,802
Cash paid for income taxes, net of (refunds received)	32,332	15,358	11,300
Change in unrealized gain/ (loss) on securities available for sale, net of tax	(7,169)	(1,471)	3,236
Change in unrealized gain/ (loss) on cash flow hedges, net of tax	1,206	137	(1,735)
Change in unrealized gain/ (loss) on other, net of tax	(358)	(136)	745
Non-cash transactions:
Available for sale investments transferred to other investments at fair value	—	—	750
Held to maturity investments transferred to available for sale or other investments at amortized cost	—	—	500
Loans transferred into/ (out of) held for sale from/ (to) portfolio, net	5,593	385,423	(526)
Loans charged-off	(5,417)	(17,185)	(27,424)
Loans transferred into/ (out of) other real estate owned from/ (to) held for sale or portfolio	(372)	2,689	11,118
Deposits transferred to deposits held for sale	—	194,084	—
Equity issued for acquisitions, including deferred acquisition obligations	—	—	4,290

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Boston Private Financial Holdings, Inc. (the “Company” or “BPFH”), is a bank holding company (the “Holding Company”) with three reportable segments: Private Banking, Investment Management, and Wealth Advisory.
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
The Investment Management segment has two consolidated affiliates, consisting of Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”) and Anchor Capital Advisors, LLC (“Anchor”) (together, the “Investment Managers”). Effective January 1, 2013, Anchor/Russell Capital Advisors LLC (“Anchor Russell”) merged into Anchor, with Anchor as the surviving entity. Anchor Capital Holdings, LLC, the former holding company of Anchor and Anchor Russell, which was dissolved upon the merger of Anchor and Anchor Russell, has been reinstated but will remain a pass through entity with no operations. It will continue to be disregarded for tax purposes.
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
Basis of Presentation
The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation, and the portion of income allocated to owners other than the Company is included in “Net income attributable to noncontrolling interests” in the consolidated statements of operations. Redeemable noncontrolling interests in the consolidated balance sheets reflect the maximum redemption value of agreements with other owners. All accounts related to divested affiliates are included within the results of discontinued operations for all periods presented.
The financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) (“GAAP”). Reclassifications of amounts in prior years’ consolidated financial statements are made whenever necessary to conform to the current year’s presentation.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Significant Group Concentrations of Credit Risk
Most of the Company’s activities are with clients within the New England, San Francisco Bay, and Southern California regions of the country. The Company does not believe it has any significant concentrations in any one industry, geographic location, or with any one client. Part II. Item 8. “Financial Statements and Supplementary Data—Note 4: Investment Securities,” highlights the types of securities in which the Company invests, and Part II. Item 8. “Financial Statements and Supplementary Data—Note 5: Loan Portfolio and Credit Quality,” describes the concentration of the Private Banking loan data based on the location of the lender.
Statement of Cash Flows
For purposes of reporting cash flows, the Company considers cash and due from banks and federal funds sold, all of which have original maturities with 90 days or less, to be cash equivalents.
Cash and Due from Banks
The Bank is required to maintain average reserve balances in an account with the Federal Reserve based upon a percentage of certain deposits. As of December 31, 2013 and 2012, the daily amounts required to be held in the aggregate for the Bank were $5.8 million and $36.1 million, respectively.
Investment Securities
Investments available for sale are reported at fair value, with unrealized gains and losses credited or charged, net of the estimated tax effect, to accumulated other comprehensive income/(loss). Investments held to maturity are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost.
Premiums and discounts on the investment securities are amortized or accreted into net interest income by the level-yield method. Actual prepayment experience is reviewed periodically and the timing of the accretion and amortization is adjusted accordingly. Gains and losses on the sale of the investments available for sale are recognized at the trade date on a specific identification basis. Dividend and interest income is recognized when earned and is recorded on the accrual basis as adjusted for amortization of premium and accretion of discount.
The Company conducts a quarterly review and evaluation of its investment securities to determine if the decline in fair value of a security below its amortized cost is deemed to be other-than-temporary. Other-than-temporary impairment losses are recognized on securities when: (i) the holder has an intention to sell the security; (ii) it is more likely than not that the security will be required to be sold prior to recovery; or (iii) the holder does not expect to recover the entire amortized cost basis of the security. Other-than-temporary losses are reflected in earnings as a charge against gain on sale of investments, net, to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in accumulated other comprehensive income/ (loss). The Company has no intention to sell any securities in an unrealized loss position at December 31, 2013 nor is it more likely than not that the Company would be required to sell such securities prior to the recovery of the unrealized losses. As of December 31, 2013, the Company believes that all impairments of investment securities are temporary in nature. No other-than-temporary impairment losses were recognized in the consolidated statements of operations for the years ended December 31, 2013, 2012, and 2011.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Loans
Loans are carried at the principal amount outstanding, net of deferred loan origination fees and costs, or for purchased loans, net of premium or discount, charge-offs, and interest payments applied to principal on nonaccrual loans. Loan origination fees, net of related direct incremental loan origination costs and premium or discount on purchased loans, are deferred and recognized into income over the contractual lives of the related loans as an adjustment to the loan yield, using the level-yield method. If a loan is paid off prior to maturity, the unamortized portion of net fees/cost is recognized into interest income. If a loan is sold, the unamortized portion of net fees/cost is recognized at the time of sale as a component of the gain or loss on sale of loans.
When the Company analyzes its loan portfolio to determine the adequacy of its allowance for loan losses, it categorizes the loans by portfolio segment and class of financing receivable based on the similarities in risk characteristics for the loans. The Company has determined that its portfolio segments and classes of financing receivables are one and the same. The level at which the Company develops and documents its allowance for loan loss methodology is consistent with the grouping of financing receivables based upon initial measurement attributes, risk characteristics, and the Company’s method for monitoring and assessing credit risks. These portfolio segments and classes of financing receivables are:

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
The Bank’s loan commitments are generally short-term in nature with terms that are primarily variable. Given the limited interest rate exposure posed by the commitments, the Bank estimates the fair value of these commitments to be immaterial.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the rating system used by the Bank follows:
Pass - All loans graded as pass are considered acceptable credit quality by the Bank and are grouped for purposes of calculating the allowance for loan losses. Only commercial loans, including commercial real estate, commercial and industrial loans, and construction and land loans are given a numerical grade. For residential, home equity and consumer loans, the Bank classifies loans as pass unless there is known information such as delinquency or client requests for modifications which, due to financial difficulty, would then generally result in a risk rating such as special mention or more severe depending on the factors.
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
Doubtful - Loans rated in this category indicate that collection or liquidation in full on the basis of currently existing facts, conditions, and values, is highly questionable and improbable. Loans in this category are usually on nonaccrual and classified as impaired.
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
All loans whose terms have been modified in a troubled debt restructuring, including commercial, residential, and consumer, are evaluated for impairment under ASC 310, Receivables.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Allowance for Loan and Lease Losses
The allowance for loan losses (“allowance”) is an estimate of the inherent risk of loss in the loan portfolio as of the consolidated balance sheet dates. Management estimates the level of the allowance based on all relevant information available. Changes to the required level in the allowance result in either a provision for loan loss expense, if an increase is required, or a credit to the provision, if a decrease is required. Loan losses are charged to the allowance when management believes that the collectability of the loan principal is unlikely. Recoveries on loans previously charged-off are credited to the allowance when received in cash.
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
The allowance consists of three primary components: general reserves on pass graded loans, allocated reserves on non-impaired special mention and substandard loans, and the allocated reserves on impaired loans. The calculation of the allowance involves a high degree of management judgment and estimates designed to reflect the inherent risk of loss in the loan portfolio at the measurement date.
General reserves are calculated for each loan pool consisting of pass graded loans segregated by portfolio segment, by applying estimated net loss percentages based upon the Bank’s actual historical net charge-offs and, adjusted as appropriate, on a consistent manner based upon consideration of qualitative factors to arrive at a total loss factor for each portfolio segment. The rationale for qualitative adjustments is to more accurately reflect the current inherent risk of loss in the respective portfolio segments than would be determined through the sole consideration of the Bank’s actual historical net charge-off rates. The numerical factors assigned to each qualitative factor are based upon observable data, if applicable, as well as management’s analysis and judgment. The qualitative factors considered by the Company include:

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
The Bank makes an independent determination of the applicable loss rate for these factors based on relevant local market conditions, credit quality, and portfolio mix. Each quarter, management reviews the loss factors to determine if there have been any changes in its loan portfolio, market conditions, or other risk indicators which would result in a change to the current loss factor.
Allocated reserves on non-impaired special mention and substandard loans reflect management’s assessment of increased risk of losses associated with these types of adversely graded loans. An allocated reserve is assigned to these pools of loans based upon management’s consideration of the credit attributes of individual loans within each pool of loans, including consideration of loan to value ratios, past due status, strength and willingness of the guarantors, and other relevant attributes, as well as the qualitative factors considered for the general reserve as discussed above. These considerations are determined separately for each type of portfolio segment. The allocated reserves are a multiple of the general reserve for each respective portfolio segments, with a greater multiple for loans with increased risk (i.e., special mention loans versus substandard loans).
A loan (usually a commercial type loan) is considered impaired in accordance with ASC 310 when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured based on the fair value of the loan, expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, impairment may be determined based upon the observable market price of the loan, or the fair value of the collateral, less estimated costs to sell, if the loan is “collateral dependent.” For collateral dependent loans, appraisals are generally used to determine the fair value. Generally real estate appraisals are updated every 12 to 18 months or sooner, if deemed necessary during periods of declining value, if a loan

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

continues to be impaired. Appraised values are generally discounted for factors such as the Bank’s intention to liquidate the property quickly in a foreclosure sale or the date when the appraisal was performed if the Bank believes that collateral values have declined since the date the appraisal was done. The Bank may use a broker opinion of value in addition to an appraisal to validate the appraised value. In certain instances, the Bank may consider broker opinions of value as well as other qualitative factors while an appraisal is being prepared.
If the loan is deemed to be collateral dependent, generally the difference between the book balance (client balance less any prior charge-offs or client interest payments applied to principal) and the fair value of the collateral is taken as a partial charge-off through the allowance for loan losses in the current period. If the loan is not determined to be collateral dependent, then a specific allocation to the general reserve is established for the difference between the book balance of the loan and the expected future cash flows discounted at the loan’s effective interest rate. Charge-offs for loans not considered to be collateral dependent are made when it is determined a loss has been incurred. Impaired Loans are removed from the general loan pools. There may be instances where the loan is considered impaired although based on the fair value of underlying collateral or the discounted expected future cash flows there is no impairment to be recognized. In addition, all loans which are classified as troubled debt restructurings (“TDRs”) are considered impaired.
In addition to the three primary components of the allowance for loan losses discussed above (general reserve, allocated reserves on non-impaired special mention and substandard loans, and the allocated reserves on impaired loans), the Bank also maintains an insignificant amount of additional allowance for loan losses (the unallocated allowance for loan losses) which primarily relates to a general imprecision assessment of the potential variability of applicable qualitative factors subject to a higher degree of variability. The respective qualitative factors, as discussed above, are considered for each respective portfolio segment. Only the assessment of the potential variability of applicable qualitative factors is included in the unallocated allowance for loan losses. The unallocated allowance for loan losses is not considered significant by the Company.
While this evaluation process utilizes historical and other objective information, the classification of loans and the establishment of the allowance for loan losses rely to a great extent on the judgment and experience of management. While management evaluates currently available information in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution’s allowance for loan losses as well as loan grades/classifications. Such agencies may require the financial institution to recognize additions to the allowance for loan losses or increases to adversely graded loans based on their judgments about information available to them at the time of their examination.
Reserve for Unfunded Loan Commitments
The Company maintains a reserve for unfunded loan commitments for such items as unused portion of lines of credit and unadvanced construction loans. The reserve is maintained at a level that reflects the risk in these various commitments. Once a loan commitment is funded, the reserve for unfunded loan commitment is reversed and a corresponding allowance for loan loss reserve is established. This unfunded loan commitment reserve is included in other liabilities in the consolidated balance sheets. Net adjustments to the reserve for unfunded commitments are included in other operating expense in the consolidated statements of operations.
Other Real Estate Owned (“OREO”)
OREO is comprised of property acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure in partial or total satisfaction of certain loans. Properties are recorded at the lower of the recorded investment in the loan at the time of acquisition or the fair value, as established by a current appraisal, comparable sales, and other estimates of value obtained principally from independent sources, less estimated costs to sell. Any decline in fair value compared to the carrying value of a property at the time of acquisition is charged against the allowance for loan losses. Any subsequent valuation adjustments to reflect declines in current fair value, as well as gains or losses on disposition are reported in gain/(loss) on OREO, net in the consolidated statements of operations. Expenses incurred for holding or maintaining OREO properties such as real estate taxes, utilities, and insurance are charged as incurred to other operating expenses in the consolidated statements of operations. Rental income earned, although generally minimal, is offset against other operating expenses.

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
Valuation of Goodwill/Intangible Assets and Analysis for Impairment
The Company allocates the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Other intangible assets identified in acquisitions generally consist of advisory contracts, core deposit intangibles, and non-compete agreements. The value attributed to advisory contracts is based on the time period over which they are expected to generate economic benefits. The advisory contracts are generally amortized over 8-15 years depending on the contract. Core deposit intangibles are valued based on the expected longevity of the core deposit accounts and the expected cost savings associated with the use of the existing core deposit base rather than alternative funding sources. The core deposit intangibles are generally amortized, on an accelerated basis, over a period of 10-12 years. The Company currently has no core deposit intangibles. Non-compete agreements are valued based on the expected receipt of future economic benefits protected by clauses in the non-compete agreements that restrict competitive behavior. Non-compete agreements are amortized over the expected life of the agreement, generally seven years. The Company’s non-compete agreements became fully amortized during 2013.
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
Management considered the following items in evaluating the need for a valuation allowance:

▪	Cumulative pre-tax income, as adjusted for permanent book-to-tax differences, during the 2011 through 2013 period.

▪	Deferred tax assets are expected to reverse in periods when there will be taxable income.

▪	The Company projects sufficient future taxable income to be generated by operations during the available carryforward period.

▪	Certain tax planning strategies are available, such as reducing investments in tax-exempt securities.

▪	The Company has not had any operating loss or tax credit carryovers expiring unused in recent years.
The Company believes that it is more likely than not that the net deferred tax asset, excluding the net deferred tax asset on capital losses, will be realized based upon the ability to generate future taxable income, as well as the availability of current and historical taxable income. The net deferred tax asset at December 31, 2013 and 2012 is net of a valuation allowance for capital losses. Capital losses are deductible to the extent of offsetting capital gains and the Company does not anticipate that it will generate capital gains in future periods. Therefore, the Company has recorded a valuation allowance on capital losses in excess of capital gains as of December 31, 2013 and 2012.
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
Investment Management, Wealth Advisory, and Private Banking Wealth Management and Trust Fees
The Company generates fee income from providing wealth management and trust services to its clients at the Bank and from providing investment management and wealth advisory services through the Investment Managers and the Wealth Advisors. Investment management fees are generally based upon the value of assets under management and are billed monthly, quarterly, or annually. Asset-based advisory fees are recognized as services are rendered and are based upon a percentage of the fair value of client assets managed. Certain wealth advisory fees are not asset-based and are negotiated individually with clients. Any fees collected in advance are deferred and recognized as income over the period earned. Performance-based advisory fees are generally assessed as a percentage of the investment performance realized on a client’s account, generally over an annual period, and are not recognized until any contingencies in the contract that could require the performance fee to be reduced have been eliminated.
Assets under management and advisory (“AUM”) at the Company’s consolidated affiliates totaled $24.3 billion and $20.4 billion at December 31, 2013 and 2012, respectively. These assets are not included in the consolidated financial statements since they are held in a fiduciary or agency capacity and are not assets of the Company.
Stock-Based Incentive Plans
At December 31, 2013, the Company has four stock-based incentive compensation plans. These plans encourage and enable the officers, employees, and non-employee directors of the Company to acquire an interest in the Company. The Company accounts for share-based awards in accordance with ASC 718, Compensation – Stock Compensation. Costs resulting from the issuance of such share-based payment awards are required to be recognized in the financial statements based on the grant date fair value of the award. Stock-based compensation expense is recognized over the requisite service period, which is generally the vesting period.
Earnings Per Share (“EPS”)
Basic EPS is computed by dividing net income/ (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options, among others) were exercised or converted into additional common shares that would then share in the earnings of the entity. Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding for the year, plus an incremental number of common-equivalent shares computed using the treasury stock method. Dilutive potential common shares could consist of: stock options, performance-based restricted stock, time-based restricted stock not participating in common stock dividends, warrants or other dilutive securities, and conversion of the convertible trust preferred securities. Additionally, when dilutive, interest expense (net of tax) related to the convertible trust preferred securities is added back to net income attributable to common shareholders. The calculation of diluted EPS excludes the potential dilution of common shares and the inclusion of any related expenses if the effect is antidilutive.
Unvested time-based restricted stock issued prior to 2013 and Series B Non-Cumulative Perpetual Contingent Convertible Preferred Stock (“Series B Preferred”), both of which include the right to receive non-forfeitable dividends, are considered to participate with common stock in undistributed earnings for purposes of computing EPS. Companies, such as BPFH, that have such participating securities are required to calculate basic EPS using the two-class method and diluted EPS using the more dilutive amount resulting from the application of either the two-class method or the if-converted method. Calculations of basic and diluted EPS under the two-class method (i) exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities, and (ii) exclude from the denominator the dilutive impact of the participating securities. Calculations of EPS under the if-converted method (i) include in the numerator any dividends paid or owed on participating securities, and (ii) include the dilutive impact of the participating securities using the treasury stock method.
The Company repurchased the Series B Preferred on April 24, 2013. The effects of the Series B Preferred for the year ended December 31, 2013 are on a weighted average basis for purposes of calculating EPS.
In 2013, the Company adjusted its time-based restricted stock grant agreements so that dividends would be accumulated and paid only upon vesting, only as to the amount of shares that vest. As a result of this adjustment, time-based restricted stock granted in or after 2013 no longer contains a right to receive non-forfeitable dividends, and therefore is not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

considered a participating security for purposes of the EPS calculation. Time-based restricted stock issued prior to 2013 was not modified and is still considered a participating security until it vests or is forfeited or cancelled.
For the calculation of the Company’s EPS, see Part II. Item 8. “Financial Statements and Supplementary Data—Note 16: Earnings Per Share.”
Recent Accounting Pronouncements
In January 2014, the FASB issued ASU No. 2014-04, Receivables - Troubled Debt Restructuring by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collaterized Consumer Mortgage Loans upon Foreclosure. The amendments to this update are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 and interim periods within annual periods beginning after December 15, 2015. The Company does not expect this ASU to have a material effect on its consolidated financial statements.
In January 2014, the FASB issued ASU 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments to this update apply to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow-through entities for tax purposes that meet the conditions for and that elect to use the proportional amortization method to account for investments in qualified affordable housing projects. The amendments to this update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the consolidated statement of operations as a component of income tax expense (benefit) and should be applied retrospectively to all periods presented. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 and interim periods within annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has made an accounting policy election to early adopt this ASU effect January 1, 2014. The effect of this adoption will result in $0.7 million of operating expenses for 2013 being reclassified to income tax expense.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In December 2011, the FASB issued new guidance, ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities and in January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2013-01 limits the scope of disclosures to derivatives, repurchase agreements and securities lending arrangements. The new guidance is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013 and requires a retrospective application for all comparative periods which are presented. The adoption of these ASUs did not have a material effect on the Company’s consolidated financial statements. While the Company does not have any outstanding master netting agreements in the current or comparative periods presented, if any are entered into in the future this disclosure will be applied.

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
During the second half of 2012, the Company implemented a senior executive restructuring at the Holding Company and Bank. The purpose of this restructuring was to create a more streamlined organization and to refine the Company’s cost base. To implement the new structure, the Company incurred an additional severance charge of $4.8 million, all during the second half of 2012. The Company expects no additional severance charges associated with this initiative.
Restructuring expenses incurred since the plans of restructuring were first implemented in 2011 totaled $14.0 million, with the Private Banking segment incurring $9.5 million, and the remaining $4.5 million incurred by the Holding Company.
The following table presents a summary of the restructuring activity for the years ended December 31, 2013, 2012 and 2011.

	Severance Charges	Contract Termination Fees	Professional Expenses	Other Associated Costs	Total
	(In thousands)
Accrued charges at December 31, 2010	$—	$—	$—	$—	$—
Costs incurred	3,947	871	2,539	698	8,055
Costs paid	(1,289)	(660)	(2,309)	(698)	(4,956)
Accrued charges at December 31, 2011	2,658	211	230	—	3,099
Costs incurred	4,798	705	280	128	5,911
Costs paid	(3,939)	(818)	(502)	(128)	(5,387)
Accrued charges at December 31, 2012	3,517	98	8	—	3,623
Costs incurred	—	—	—	—	—
Costs paid	(3,481)	—	(8)	—	(3,489)
Adjustments	(3)	(98)	—	—	(101)
Accrued charges at December 31, 2013	$33	$—	$—	$—	$33

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.DIVESTITURES AND ASSET SALES
Assets held for sale
In December 2012, the Bank announced plans to sell its three offices in the Pacific Northwest market. The assets and liabilities to be included in this transaction did not meet the criteria for classification as a component of an entity, and therefore were classified as held for sale, and not discontinued operations, at December 31, 2012. Within loans held for sale on the consolidated balance sheet, $276.7 million of the balance at December 31, 2012 related to the Pacific Northwest transaction. All of the deposits held for sale at December 31, 2012 of $194.1 million related to the Pacific Northwest transaction. All other assets that were identified to be included in the Pacific Northwest transaction, approximating $3.2 million, were classified as other assets held for sale and were included within other assets on the consolidated balance sheet at December 31, 2012. All other liabilities that were identified to be included in the Pacific Northwest transaction, approximating $0.1 million, were classified as other liabilities held for sale and were included within other liabilities on the consolidated balance sheet at December 31, 2012. The sale was completed in May 2013 and resulted in a pretax gain on sale of $10.6 million.
Divestitures
In the second quarter of 2012, the Company divested its interests in DTC, formerly an affiliate in the Wealth Advisory segment. The Company recorded a gain of $0.8 million on the DTC transaction, which included $0.6 million of tax benefits. The Company will have no future influence on DTC and deferred potential future gains from contingent payments, if any, until determinable. Such contingent payments were included in net income from discontinued operations in the consolidated statements of operations for the period in which the revenue is recognized. The Company recorded its final contingent payments from DTC in 2013, and recognized $1.5 million in pretax income from discontinued operations related to these contingent payments.
In 2009, the Company divested its interests in Westfield Capital Management Company, LP, formerly known as Westfield Capital Management Company, LLC (“Westfield”), Gibraltar Private Bank & Trust Company (“Gibraltar”), RINET Company, LLC (“RINET”), Sand Hill Advisors, LLC (“Sand Hill”), and Boston Private Value Investors, Inc. (“BPVI”). The Company will have no future influence on Gibraltar and will not receive any future operating cash flows from Gibraltar. The Company will have no future influence on RINET, Sand Hill, or BPVI and defers potential future gains from contingent payments, if any, until determinable. Such contingent payments are included in net income from discontinued operations in the consolidated statements of operations for the period in which the revenue is recognized.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.     INVESTMENT SECURITIES
The following table presents a summary of investment securities:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
At December 31, 2013:
Available for sale securities at fair value:
U.S. government and agencies	$2,300	$15	$(27)	$2,288
Government-sponsored entities	228,670	301	(1,031)	227,940
Municipal bonds	218,900	1,431	(1,898)	218,433
Mortgage-backed securities (1)	229,609	2,513	(4,678)	227,444
Other	15,353	275	(4)	15,624
Total	$694,832	$4,535	$(7,638)	$691,729

Held to maturity securities at amortized cost:
Mortgage-backed securities (1)	$112,014	$15	$(1,112)	$110,917
Total	$112,014	$15	$(1,112)	$110,917

At December 31, 2012:
Available for sale securities at fair value:
U.S. government and agencies	$2,781	$—	$(28)	$2,753
Government-sponsored entities	154,058	962	(18)	155,002
Municipal bonds	207,952	3,172	(140)	210,984
Mortgage-backed securities (1)	313,239	5,597	(909)	317,927
Other	12,526	120	(12)	12,634
Total	$690,556	$9,851	$(1,107)	$699,300
___________________

(1)	All mortgage-backed securities are guaranteed by U.S. government agencies or Government-sponsored entities.
In the tables below, the weighted average yield is calculated based on average amortized cost which does not include the effect of unrealized changes in fair value. Certain securities are callable before their final maturity. Additionally, certain securities (such as mortgage-backed securities) are shown within the table below based on their final (contractual) maturity, but, due to prepayments, are expected to have shorter lives.
The following table presents the maturities of investment securities available for sale, based on contractual maturity, and the weighted average yields of such securities as of December 31, 2013:

	U.S. government and agencies (1)			Government-sponsored entities (1)
	Amortized cost	Fair value	Weighted average yield	Amortized cost	Fair value	Weighted average yield
	(In thousands)
Within one year	$—	$—	—%	$438	$450	4.73%
After one, but within five years	1,144	1,117	2.68%	213,345	212,755	0.83%
After five, but within ten years	1,156	1,171	3.11%	14,887	14,735	1.76%
Greater than ten years	—	—	—%	—	—	—%
Total	$2,300	$2,288	2.90%	$228,670	$227,940	0.90%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Municipal bonds (1)			Mortgage-backed securities (2)
	Amortized cost	Fair value	Weighted average yield (3)	Amortized cost	Fair value	Weighted average yield
	(In thousands)
Within one year	$46,187	$46,322	1.97%	$3,683	$3,652	4.92%
After one, but within five years	92,491	93,485	2.17%	384	390	2.06%
After five, but within ten years	60,045	58,721	2.55%	25,194	26,197	3.82%
Greater than ten years	20,177	19,905	3.74%	200,348	197,205	1.93%
Total	$218,900	$218,433	2.38%	$229,609	$227,444	2.19%

	Other (4)
	Amortized cost	Fair value	Weighted average yield
	(In thousands)
Within one year	$15,353	$15,624	—%
After one, but within five years	—	—	—%
After five, but within ten years	—	—	—%
Greater than ten years	—	—	—%
Total	$15,353	$15,624	—%
The following table presents the maturities of investment securities held to maturity, based on contractual maturity, and the weighted average yields of such securities as of December 31, 2013:

	Mortgage-backed securities (2)
	Amortized cost	Fair value	Weighted average yield
	(In thousands)
Within one year	$—	$—	—%
After one, but within five years	—	—	—%
After five, but within ten years	—	—	—%
Greater than ten years	112,014	110,917	2.26%
Total	$112,014	$110,917	2.26%
___________________

(1)	Certain securities are callable before their final maturity.

(2)	Mortgage-backed securities are shown based on their final (contractual) maturity, but, due to prepayments, they are expected to have shorter lives.

(3)	Yield shown on a fully taxable equivalent (FTE) basis.

(4)	Other securities consist of money market mutual funds and equity securities held at certain non-bank affiliates.
The weighted average remaining maturity at December 31, 2013 was 9.7 years for investment securities available for sale, with $169.0 million of investment securities available for sale callable before maturity. The weighted average remaining maturity at December 31, 2012 was 12.1 years for investment securities available for sale, with $161.9 million of investment securities available for sale callable before maturity.
The weighted average remaining maturity at December 31, 2013 was 15.4 years for investment securities held to maturity. There were no investment securities held to maturity at December 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the proceeds from sales, gross realized gains and gross realized losses for securities available for sale that were sold during the following years:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Proceeds from sales	$4,062	$49,336	$162,728
Realized gains	49	928	1,406
Realized losses	—	(57)	(608)
The following table presents information regarding securities at December 31, 2013 having temporary impairment, due to the fair values having declined below the amortized cost of the individual securities, and the time period that the investments have been temporarily impaired.

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	# of securities
	(In thousands, except number of securities)
December 31, 2013
Available for sale securities
U.S. government and agencies	$—	$—	$1,118	$(27)	$1,118	$(27)	1
Government-sponsored entities	152,058	(1,031)	—	—	152,058	(1,031)	14
Municipal bonds	90,165	(1,734)	4,354	(164)	94,519	(1,898)	51
Mortgage-backed securities (1)	82,309	(2,711)	50,169	(1,967)	132,478	(4,678)	31
Other	48	(4)	—	—	48	(4)	6
Total	$324,580	$(5,480)	$55,641	$(2,158)	$380,221	$(7,638)	103

Held to maturity securities
Mortgage-backed securities (1)	$100,444	$(1,112)	$—	$—	$100,444	$(1,112)	10
Total	$100,444	$(1,112)	$—	$—	$100,444	$(1,112)	10
___________________

(1)	All mortgage-backed securities are guaranteed by U.S. government agencies or Government-sponsored entities.

All of the U.S. government and agencies, government-sponsored entities, and mortgage-backed securities in the table above had a Standard and Poor’s credit rating of AA+. The municipal bonds in the table above had Moody’s credit ratings of at least A3 or a Standard and Poor’s credit rating of at least AA+. Three of the municipal bonds in the table above were not rated by Standard and Poor’s or Moody’s. The other securities in the table above consist of equity securities. At December 31, 2013, the Company does not consider these investments other-than-temporarily impaired because the decline in fair value on investments is primarily attributed to changes in interest rates and not credit quality.
At December 31, 2013 and 2012, the amount of investment securities in an unrealized loss position greater than 12 months as well as in total was not significant and was primarily due to movements in interest rates. The Company has no intent to sell any securities in an unrealized loss position at December 31, 2013 and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized loss amounts. Subsequent to December 31, 2013 and through the date of the filing of this Annual Report on Form 10-K, no securities were downgraded to below investment grade, nor were any securities in an unrealized loss position sold.
Cost method investments, which are included in other assets, can be temporarily impaired when the fair values decline below the amortized costs of the individual investments. There were no cost method investments with unrealized losses at December 31, 2013. There were $0.1 million of cost method investments with unrealized losses at December 31, 2012. The Company invests primarily in low income housing partnerships which generate tax credits. The Company also holds partnership interests in venture capital funds formed to provide financing to small businesses and to promote community development. The Company had $26.2 million and $24.9 million in cost method investments included in other assets as of December 31, 2013 and December 31, 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the concentration of securities with any one issuer that exceeds ten percent of shareholders’ equity as of December 31, 2013:

	Amortized cost	Fair value
	(In thousands)
Government National Mortgage Association	$293,580	$289,497
Federal Home Loan Mortgage Corporation	111,483	$111,617
Federal National Mortgage Association	110,667	110,838
Total	$515,730	$511,952

5.     LOAN PORTFOLIO AND CREDIT QUALITY
The Bank’s lending activities are conducted principally in the regions of New England, San Francisco Bay, and Southern California. In December 2012, the Bank entered into an agreement to sell its three banking offices in the Pacific Northwest region, and therefore the loans included in the Pacific Northwest transaction were classified as held for sale and are not included in the December 31, 2012 data below. The sale was completed in May 2013.
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
Total loans include deferred loan fees/(costs), net, of $(4.1) million and $(4.2) million as of December 31, 2013 and 2012, respectively. Deferred loan fees/(costs) include unamortized premiums or discounts related to mortgage loans purchased by the Bank.
Mortgage loans serviced for others totaled $114.1 million and $138.9 million as of December 31, 2013 and 2012, respectively, and are not included in the Company’s total loans.
In 2012, the Bank transferred $108.7 million of adjustable-rate, interest-only residential first mortgage loans from its loan portfolio to the loans held for sale category, which subsequently sold for a $0.9 million net gain.
In the fourth quarter of 2012, as part of an agreement to sell its offices in the Pacific Northwest region, the Bank transferred $276.7 million of loans from its loan portfolio to the loans held for sale category. These loans were comprised of $40.8 million of commercial and industrial loans, $151.2 million of commercial real estate loans, $2.9 million of construction and land loans, $78.5 million of residential loans, $2.0 million of home equity loans, and $1.3 million of consumer loans. The loans were transferred to held for sale at their carrying values, as there was no expected gain or loss on the sale of these loans. The loans transferred to held for sale were all performing loans.
The following table presents a summary of the loan portfolio based on the portfolio segment as of the dates indicated:

	December 31, 2013	December 31, 2012
	(In thousands)
Commercial and industrial	$866,053	$806,326
Commercial real estate	1,813,394	1,691,350
Construction and land	153,917	137,570
Residential	2,032,294	1,906,089
Home equity	113,660	123,551
Consumer and other	133,141	149,250
Total Loans	$5,112,459	$4,814,136

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents nonaccrual loans receivable by class of receivable as of the dates indicated:

	December 31, 2013	December 31, 2012
	(In thousands)
Commercial and industrial	$3,484	$4,337
Commercial real estate	23,967	41,696
Construction and land	3,489	2,213
Residential	12,777	11,744
Home equity	1,020	660
Consumer and other	25	95
Total	$44,762	$60,745
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, although infrequent, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were $0.1 million of loans 90 days or more past due, but still accruing, as of December 31, 2013 and $3.6 million as of December 31, 2012. The Bank’s policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six consecutive months). For TDRs, a return to accrual status generally requires timely payments for a period of six months in accordance with the restructured loan terms, along with meeting other criteria.
The following tables present the payment status of loans receivable by class of receivable as of the dates indicated:

	December 31, 2013
	Accruing Past Due				Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Accruing Past Due	Current Payment Status	30-89 Days Past Due	90 Days or Greater Past Due	Total Non- accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$1,075	$454	$—	$1,529	$1,192	$—	$2,292	$3,484	$861,040	$866,053
Commercial real estate	775	—	—	775	13,337	—	10,630	23,967	1,788,652	1,813,394
Construction and land	1,631	21	65	1,717	392	43	3,054	3,489	148,711	153,917
Residential	8,181	226	—	8,407	4,058	1,630	7,089	12,777	2,011,110	2,032,294
Home equity	542	4	—	546	—	1,000	20	1,020	112,094	113,660
Consumer and other	826	7	—	833	17	—	8	25	132,283	133,141
Total	$13,030	$712	$65	$13,807	$18,996	$2,673	$23,093	$44,762	$5,053,890	$5,112,459

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2012
	Accruing Past Due				Nonaccrual Loans
	30-59 Days Past Due (1)	60-89 Days Past Due	90 Days or Greater Past Due	Total Accruing Past Due	Current Payment Status	30-89 Days Past Due	90 Days or Greater Past Due	Total Non- accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$10,684	$210	$257	$11,151	$3,073	$—	$1,264	$4,337	$790,838	$806,326
Commercial real estate	3,331	4,572	3,249	11,152	29,125	8,913	3,658	41,696	1,638,502	1,691,350
Construction and land	42	3,216	50	3,308	723	137	1,353	2,213	132,049	137,570
Residential	20,194	3,218	—	23,412	5,101	1,980	4,663	11,744	1,870,933	1,906,089
Home equity	119	39	—	158	300	—	360	660	122,733	123,551
Consumer and other	569	182	—	751	93	—	2	95	148,404	149,250
Total	$34,939	$11,437	$3,556	$49,932	$38,415	$11,030	$11,300	$60,745	$4,703,459	$4,814,136
_____________________

(1)	Does not include one commercial and industrial 30-59 day delinquent loan totaling $0.3 million in loans held for sale as of December 31, 2012.
Nonaccruing and delinquent loans are affected by factors, such as economic and business conditions, interest rates, unemployment levels, and real estate collateral values, among others. In periods of prolonged economic downturns, borrowers may become more severely impacted over time as liquidity levels decline and the borrower’s ability to continue to make payments deteriorates. With respect to real estate collateral values, the declines from the peak, as well as the value of the real estate at the time of origination versus the current value, can impact the level of problem loans. For instance, if the loan to value ratio at the time of renewal has increased due to the decline in the real estate value since origination, the loan may no longer meet the Bank’s underwriting standards and may not be renewed.
Generally when a collateral dependent commercial loan becomes impaired, an updated appraisal of the collateral, if appropriate, is obtained. In limited circumstances, an updated appraisal is obtained on residential and home equity loans that are classified as impaired. If the impaired loan has not been upgraded to a performing status within a reasonable amount of time, the Bank will continue to obtain newer appraisals, approximately every 12 to 18 months or sooner, if deemed necessary, especially during periods of declining values.
The past due status of a loan is determined in accordance with its contractual repayment terms. All loan types are reported past due when one scheduled payment is due and unpaid for 30 days or more.
The following tables present the loan portfolio’s credit risk profile by internally assigned grade by class of receivable as of the dates indicated:

	As of December 31, 2013
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Substandard	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$849,535	$4,857	$8,177	$3,484	$866,053
Commercial real estate	1,709,265	60,305	19,857	23,967	1,813,394
Construction and land	128,667	21,172	589	3,489	153,917
Residential	2,006,707	—	12,810	12,777	2,032,294
Home equity	112,065	—	575	1,020	113,660
Consumer and other	132,130	979	7	25	133,141
Total	$4,938,369	$87,313	$42,015	$44,762	$5,112,459

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of December 31, 2012
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention (1)	Accruing Substandard	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$779,236	$13,691	$9,062	$4,337	$806,326
Commercial real estate	1,531,701	54,000	63,953	41,696	1,691,350
Construction and land	110,940	17,048	7,369	2,213	137,570
Residential	1,886,273	—	8,072	11,744	1,906,089
Home equity	121,218	—	1,673	660	123,551
Consumer and other	149,155	—	—	95	149,250
Total	$4,578,523	$84,739	$90,129	$60,745	$4,814,136
_____________________

(1)
Does not include five commercial and industrial special mention loans totaling $0.9 million and three commercial real estate special mention loans totaling $3.0 million in loans held for sale as of December 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present, by class of receivable, the balance of impaired loans with and without a related allowance, the associated allowance for those impaired loans with a related allowance, and the total unpaid principal on impaired loans:

	As of and for the year ended December 31, 2013
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$2,084	$3,222	n/a	$3,908	$332
Commercial real estate	31,917	42,493	n/a	33,861	1,265
Construction and land	1,072	1,798	n/a	1,472	109
Residential	5,536	7,818	n/a	4,139	134
Home equity	50	50	n/a	126	5
Consumer and other	7	7	n/a	2	—
Subtotal	$40,666	$55,388	n/a	$43,508	$1,845
With an allowance recorded:
Commercial and industrial	$1,353	$1,453	$100	$2,228	$63
Commercial real estate	8,692	9,166	730	17,904	810
Construction and land	2,758	2,982	236	3,415	—
Residential	10,598	10,598	912	12,608	484
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Subtotal	$23,401	$24,199	$1,978	$36,155	$1,357
Total:
Commercial and industrial	$3,437	$4,675	$100	$6,136	$395
Commercial real estate	40,609	51,659	730	51,765	2,075
Construction and land	3,830	4,780	236	4,887	109
Residential	16,134	18,416	912	16,747	618
Home equity	50	50	—	126	5
Consumer and other	7	7	—	2	—
Total	$64,067	$79,587	$1,978	$79,663	$3,202
___________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of and for the year ended December 31, 2012
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$3,274	$4,499	n/a	$4,707	$—
Commercial real estate	40,133	64,424	n/a	31,736	283
Construction and land	1,310	2,682	n/a	5,532	97
Residential	2,337	2,594	n/a	8,885	312
Home equity	360	360	n/a	355	3
Consumer and other	—	—	n/a	40	—
Subtotal	$47,414	$74,559	n/a	$51,255	$695
With an allowance recorded:
Commercial and industrial	$1,149	$1,191	$118	$1,855	$1
Commercial real estate	18,519	19,814	1,667	24,510	727
Construction and land	903	953	189	1,486	—
Residential	13,539	13,798	1,403	11,781	374
Home equity	—	—	—	114	5
Consumer and other	—	—	—	—	—
Subtotal	$34,110	$35,756	$3,377	$39,746	$1,107
Total:
Commercial and industrial	$4,423	$5,690	$118	$6,562	$1
Commercial real estate	58,652	84,238	1,667	56,246	1,010
Construction and land	2,213	3,635	189	7,018	97
Residential	15,876	16,392	1,403	20,666	686
Home equity	360	360	—	469	8
Consumer and other	—	—	—	40	—
Total	$81,524	$110,315	$3,377	$91,001	$1,802
____________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.
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
Loans in the held for sale category are carried at the lower of amortized cost or estimated fair value in the aggregate and are excluded from the allowance for loan losses analysis.
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. TDRs totaled $54.5 million and $54.5 million at December 31, 2013 and 2012, respectively. Of the $54.5 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

in TDRs at December 31, 2013, $28.4 million were on accrual status. Of the $54.5 million in TDRs at December 31, 2012, $26.7 million were on accrual status. As of December 31, 2013 and 2012, the Company had $0.1 million in commitments to lend additional funds to debtors for loans whose terms had been modified in a troubled debt restructuring.
Since all TDR loans are considered impaired loans, they are individually evaluated for impairment. The resulting impairment, if any, would have an impact on the allowance for loan losses as a specific reserve or charge-off. If, prior to the classification as a TDR, the loan was not impaired, there would have been a general or allocated reserve on the particular loan. Therefore, depending upon the result of the impairment analysis, there could be an increase or decrease in the related allowance for loan losses. Many loans initially categorized as TDRs are already on nonaccrual status and are already considered impaired. Therefore, there is generally not a material change to the allowance for loan losses when a nonaccruing loan is categorized as a TDR.
The following tables present the balance of TDRs that were restructured or defaulted during the periods indicated:

	As of and for the year ended December 31, 2013
	Restructured Current Year to Date			TDRs that defaulted in 2013 that were restructured in a TDR in 2013
	# of Loans	Pre-modification recorded investment	Post-modification recorded investment	# of Loans	Post-modification recorded investment
	(In thousands, except number of loans)
Commercial and industrial (1)	3	$1,369	$1,369	1	$983
Commercial real estate (2)	8	11,889	12,296	5	5,072
Construction and land (3)	4	3,604	3,604	3	3,690
Residential (4)	13	1,418	1,429	1	1,116
Home equity (5)	1	40	40	—	—
Consumer and other	—	—	—	—	—
Total	29	$18,320	$18,738	10	$10,861
__________________

(1)
Represents the following concessions: extension of term (1 loan; post-modification recorded investment of $1.0 million); temporary rate reduction (1 loan; post-modification recorded investment of $0.2 million); and combination of concessions (1 loan; post-modification recorded investment of $0.2 million).

(2)
Represents the following concessions: extension of term (4 loans; post-modification recorded investment of $9.0 million); temporary rate reduction (1 loan; post-modification recorded investment of $0.9 million); and combination of concessions (3 loans; post-modification recorded investment of $2.4 million).

(3)	Represents the following concessions: extension of term.

(4)	Represents the following concessions: temporary rate reduction.

(5)	Represents the following concessions: extension of term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of and for the year ended December 31, 2012
	Restructured Current Year to Date			TDRs that defaulted in 2012 that were restructured in a TDR in 2012
	# of Loans	Pre-modification recorded investment	Post-modification recorded investment	# of Loans	Post-modification recorded investment
	(In thousands, except number of loans)
Commercial and industrial (1)	2	$1,297	$1,297	1	$1,191
Commercial real estate (2)	11	11,664	11,657	—	—
Construction and land	—	—	—	—	—
Residential (3)	13	8,272	8,272	3	1,282
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	26	$21,233	$21,226	4	$2,473
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

(3)
Represents the following concessions: payment deferral (1 loan; post-modification recorded investment of $1.9 million); temporary rate reduction (10 loans; post-modification recorded investment of $4.0 million); and combination of concessions (2 loans; post-modification recorded investment of $2.4 million).

Any loans to senior management, executive officers, and directors are made in the ordinary course of business, under normal credit terms, including interest rates and collateral requirements prevailing at the time of origination for comparable transactions with other persons and do not represent more than normal credit risk. The Bank’s current policy is generally not to originate these types of loans. At December 31, 2013 and 2012, the Company had no loans outstanding to senior management, executive officers, and directors. At December 31, 2011, the Company had $9.5 million in loans outstanding to senior management, executive officers, and directors, all of which were repaid during 2012.
In addition, less than 1% of the Company’s loans as of December 31, 2013 and 2012 were made by the Holding Company and or non-banking affiliates. These loans totaled $0.1 million and $0.5 million as of December 31, 2013 and 2012, respectively. These loans were made at market rates and terms to certain principals of DGHM and BOS, and also related to the sale of a former affiliate.

6.    ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $76.4 million and $84.1 million at December 31, 2013 and 2012, respectively.
The following tables present a summary of the changes in the allowance for loan losses for the periods indicated:

	As of and for the year ended December 31,
	2013	2012	2011
	(In thousands)
Allowance for loan losses, beginning of year:
Commercial and industrial	$11,825	$12,163	$13,438
Commercial real estate	52,497	63,625	65,760
Construction and land	5,016	6,382	6,875
Residential	10,892	9,286	7,449
Home equity	1,085	1,535	1,231
Consumer and other	540	1,149	1,478

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of and for the year ended December 31,
	2013	2012	2011
	(In thousands)
Unallocated	2,202	1,974	2,172
Total allowance for loan losses, beginning of year	84,057	96,114	98,403
Provision/ (credit) for loan losses:
Commercial and industrial	11	2,819	(2,219)
Commercial real estate	(10,024)	(6,325)	11,718
Construction and land	(1,683)	(3,081)	(901)
Residential	1,824	4,078	3,244
Home equity	271	(389)	1,183
Consumer and other	(213)	(630)	333
Unallocated	(186)	228	(198)
Total provision/(credit) for loan losses	(10,000)	(3,300)	13,160
Loans charged-off:
Commercial and industrial	(218)	(4,968)	(3,257)
Commercial real estate	(2,712)	(8,306)	(16,521)
Construction and land	(100)	(710)	(4,530)
Residential	(2,008)	(2,944)	(1,507)
Home equity	(360)	(129)	(891)
Consumer and other	(19)	(128)	(718)
Total charge-offs	(5,417)	(17,185)	(27,424)
Recoveries on loans previously charged-off:
Commercial and industrial	1,219	1,811	4,201
Commercial real estate	5,218	3,503	2,668
Construction and land	1,232	2,425	4,938
Residential	24	472	100
Home equity	24	68	12
Consumer and other	14	149	56
Total recoveries	7,731	8,428	11,975
Allowance for loan losses at December 31 (end of year):
Commercial and industrial	12,837	11,825	12,163
Commercial real estate	44,979	52,497	63,625
Construction and land	4,465	5,016	6,382
Residential	10,732	10,892	9,286
Home equity	1,020	1,085	1,535
Consumer and other	322	540	1,149
Unallocated	2,016	2,202	1,974
Total allowance for loan losses at December 31 (end of year)	$76,371	$84,057	$96,114

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present the Company’s allowance for loan losses and loan portfolio at December 31, 2013 and 2012 by portfolio segment, disaggregated by method of impairment analysis. The Company had no loans acquired with deteriorated credit quality at December 31, 2013 or 2012.

	Commercial and industrial	Commercial real estate	Construction and land	Residential
	(In thousands)
Allowance for loan losses balance at December 31, 2013 attributable to:
Loans collectively evaluated	$12,737	$44,249	$4,229	$9,820
Loans individually evaluated	100	730	236	912
Total allowance for loan losses	$12,837	$44,979	$4,465	$10,732

Recorded investment (loan balance) at December 31, 2013:
Loans collectively evaluated	$862,616	$1,772,785	$150,087	$2,016,160
Loans individually evaluated	3,437	40,609	3,830	16,134
Total Loans	$866,053	$1,813,394	$153,917	$2,032,294

	Home equity	Consumer and other	Unallocated	Total
(Continued from above)	(In thousands)
Allowance for loan losses balance at December 31, 2013 attributable to:
Loans collectively evaluated	$1,020	$322	$2,016	$74,393
Loans individually evaluated	—	—	—	1,978
Total allowance for loan losses	$1,020	$322	$2,016	$76,371

Recorded investment (loan balance) at December 31, 2013:
Loans collectively evaluated	$113,610	$133,134	$—	$5,048,392
Loans individually evaluated	50	7	—	64,067
Total Loans	$113,660	$133,141	$—	$5,112,459

	Commercial and industrial	Commercial real estate	Construction and land	Residential
	(In thousands)
Allowance for loan losses balance at December 31, 2012 attributable to:
Loans collectively evaluated	$11,707	$50,830	$4,827	$9,489
Loans individually evaluated	118	1,667	189	1,403
Total allowance for loan losses	$11,825	$52,497	$5,016	$10,892

Recorded investment (loan balance) at December 31, 2012:
Loans collectively evaluated	$801,903	$1,632,698	$135,357	$1,890,213
Loans individually evaluated	4,423	58,652	2,213	15,876
Total Loans	$806,326	$1,691,350	$137,570	$1,906,089

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Home equity	Consumer and other	Unallocated	Total
(Continued from above)	(In thousands)
Allowance for loan losses balance at December 31, 2012 attributable to:
Loans collectively evaluated	$1,085	$540	$2,202	$80,680
Loans individually evaluated	—	—	—	3,377
Total allowance for loan losses	$1,085	$540	$2,202	$84,057

Recorded investment (loan balance) at December 31, 2012:
Loans collectively evaluated	$123,191	$149,250	$—	$4,732,612
Loans individually evaluated	360	—	—	81,524
Total Loans	$123,551	$149,250	$—	$4,814,136

7.    PREMISES AND EQUIPMENT
Premises and equipment consisted of the following:

	As of December 31,
	2013	2012
	(In thousands)
Leasehold improvements	$39,445	$35,548
Furniture, fixtures, and equipment	41,508	38,615
Buildings	4,724	4,724
Land	374	374
Subtotal	86,051	79,261
Less: accumulated depreciation and amortization	56,893	52,180
Premises and equipment, net	$29,158	$27,081
Depreciation and amortization expense related to premises and equipment was $6.2 million, $6.6 million, and $6.2 million for the years ended December 31, 2013, 2012, and 2011, respectively.
The Company is obligated for minimum payments under non-cancelable operating leases. In accordance with the terms of these leases, the Company is currently committed to minimum annual payments as follows:

Minimum lease payments
(In thousands)
2014	$14,798
2015	14,479
2016	13,966
2017	11,153
2018	10,066
Thereafter	46,673
Total	$111,135
Additionally, the Company remains a guarantor on a non-cancelable operating lease for a divested affiliate through 2016. Minimum lease payments on this lease are $0.7 million for each of the years 2014 and 2015; and $0.5 million for 2016.
Rent expense for the years ended December 31, 2013, 2012, and 2011 was $14.8 million, $16.3 million and $14.6 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.     GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The following tables details the carrying value of goodwill by segment at December 31, 2013 and 2012. There were no changes in the carrying value of goodwill during 2013 or 2012.

	Balance at December 31, 2013	Balance at December 31, 2012
	(In thousands)
Goodwill
Private Banking	$2,403	$2,403
Investment Management	66,955	66,955
Wealth Advisory	40,822	40,822
Total goodwill	$110,180	$110,180

The following tables detail total goodwill and the cumulative impairment charges thereon as of December 31, 2013 and 2012:

	Goodwill prior to impairment	Cumulative goodwill impairment	Goodwill
	(In thousands)
Private Banking (1)	$36,684	$(34,281)	$2,403
Investment Management	117,216	(50,261)	66,955
Wealth Advisory	40,822	—	40,822
Total goodwill at December 31, 2013	$194,722	$(84,542)	$110,180

Private Banking	$86,581	$(84,178)	$2,403
Investment Management	117,216	(50,261)	66,955
Wealth Advisory	40,822	—	40,822
Total goodwill at December 31, 2012	$244,619	$(134,439)	$110,180
_____________________

(1)	Private Banking goodwill and cumulative goodwill impairment related to the three Pacific Northwest offices was derecognized in 2013 due to the sale of those offices in May 2013.
In 2013 and 2012, the Company recognized no additional goodwill.
ASC 350, Intangibles - Goodwill and Other, requires the Company to test goodwill and intangible assets for impairment on an annual basis and in between annual dates if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value.
Management performed its annual goodwill and intangibles impairment testing during the fourth quarters of 2013 and 2012. The estimated fair value for all reporting units exceeded the carrying value, which resulted in no goodwill or intangible asset impairment charges. AUM is a significant factor in the assessment of goodwill impairment at the non-banking affiliates. Should net outflows continue or accelerate, and/or the market experiences a significant decline in value, the risk of goodwill impairment at an investment management affiliate would increase.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible assets
The following table shows the gross and net carrying amounts of identifiable intangible assets at December 31, 2013 and 2012:

	2013			2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(In thousands)
Advisory contracts	$51,063	$33,059	$18,004	$51,525	$29,572	$21,953
Employment agreements	3,247	3,247	—	3,607	3,505	102
Trade names and other	2,040	—	2,040	2,040	—	2,040
Mortgage servicing rights	1,379	819	560	1,322	543	779
Total	$57,729	$37,125	$20,604	$58,494	$33,620	$24,874
The Company recognized additional identifiable intangible assets related to mortgage servicing rights of less than $0.1 million and $0.7 million in 2013 and 2012, respectively.
Consolidated expense related to intangible assets subject to amortization was $4.3 million, $4.4 million, and $4.8 million for 2013, 2012, and 2011, respectively.
Management reviews, and adjusts if necessary, intangible asset amortization schedules to ensure that the remaining life on the amortization schedule accurately reflects the useful life of the intangible asset. The weighted average amortization period of these intangible assets is 3.16 years.
The estimated annual amortization expense for these identifiable intangibles over the next five years is:

Estimated intangible amortization expense
(In thousands)
2014	$4,160
2015	4,124
2016	3,475
2017	2,800
2018	1,664

9.    DERIVATIVES AND HEDGING ACTIVITIES
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and, to a lesser extent, the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are generally determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to certain loans, deposits, and borrowings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2013 and 2012.

	December 31, 2013				December 31, 2012
	Asset derivatives		Liability derivatives		Asset derivatives		Liability derivatives
	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$921	Other liabilities	$(4,012)	Other assets	$—	Other liabilities	$(5,189)
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	2,045	Other liabilities	(2,029)	Other assets	2,915	Other liabilities	(3,047)
Foreign exchange contracts	Other assets	—	Other liabilities	—	Other assets	120	Other liabilities	(120)
Total		$2,966		$(6,041)		$3,035		$(8,356)
___________________

(1)	For additional details, see Part II. Item 8. “Financial Statements and Supplementary Data-Note 21: Fair Value of Financial Instruments.”
The following table presents the effect of the Company’s derivative financial instruments in the consolidated statement of operations for the years ended December 31, 2013 and 2012.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) Years Ended December 31,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)Years Ended December 31,
	2013	2012		2013	2012
(In thousands)
Interest rate products	$15	$(1,638)	Interest Income	$(2,083)	$(1,757)
Total	$15	$(1,638)		$(2,083)	$(1,757)

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
The Bank also entered into five interest rate swaps during 2013, each with a notional amount of $25 million. The interest rate swaps have effective dates of August 1, 2013, March 1, 2014, June 1, 2014, September 2, 2014, and December 1, 2014 and have terms ranging from three to six years. The Bank’s risk management objective and strategy for these interest rate swaps is to reduce its exposure to variability in interest-related cash outflows attributable to changes in the LIBOR swap rate associated with borrowing programs for each of the periods, initially expected to be accomplished with LIBOR-indexed brokered deposits, but may also include LIBOR-indexed FHLB advances. The interest rate swaps will effectively fix the Bank’s interest payments on $125 million of its LIBOR-indexed debt at rates between 1.68% and 2.32%, and a weighted average rate of 1.98%.
The Company uses the “Hypothetical Derivative Method” described in ASC 815, Derivatives and Hedging (“ASC 815”), for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

ineffectiveness. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (“OCI”) (outside of earnings) and subsequently reclassified to earnings in interest and dividend income when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of operations as part of fees and other income. The Company had no hedge ineffectiveness recognized in earnings during the years ended December 31, 2013 and 2012. The Company also monitors the risk of counterparty default on an ongoing basis.
A portion of the balance reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are made or received on the Company’s interest rate swaps. During the next twelve months, the Company estimates that $3.0 million will be reclassified as an increase in interest expense.
Non-designated Hedges
Derivatives not designated as hedges are not speculative and result from two different services the Bank provides to qualified commercial clients. The Bank offers certain derivative products directly to such clients. The Bank economically hedges derivative transactions executed with commercial clients by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of these programs are not designated in ASC 815-qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset through earnings. Fees earned in connection with the execution of derivatives related to this program are recognized in the consolidated statement of operations in other income. The derivative asset and liability values above include an adjustment related to the consideration of credit risk required under ASC 820, of $0.1 million and $(0.2) million in earnings for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, the Bank had 12 and 11 interest rate swaps with an aggregate notional amount of $150.8 million and $55.7 million, respectively, related to this program. As of December 31, 2013, the Bank had no foreign currency exchange contracts outstanding related to this program. As of December 31, 2012, the Bank had six foreign currency exchange contracts with notional amounts of $3.7 million related to this program.
The following table presents the effect of the Company’s derivative financial instruments, not designated as hedging instruments, in the consolidated statements of operations for the years ended December 31, 2013 and 2012.

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss), Net, Recognized in Income on Derivative Years Ended December 31,
		2013	2012
		(In thousands)
Interest rate products	Other income/(expense)	$95	$(200)
Foreign exchange contracts	Other income/(expense)	8	10
Total		$103	$(190)
The Holding Company and the Bank have agreements with their derivative counterparties that contain provisions where, if the Holding Company or Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Holding Company or the Bank could also be declared in default on its derivative obligations. The Holding Company and the Bank were in compliance with these provisions as of December 31, 2013 and 2012.
The Holding Company and the Bank also have agreements with certain of their derivative counterparties that contain provisions where, if the Holding Company or Bank fails to maintain its status as a well- or adequately-capitalized institution, then the counterparty could terminate the derivative positions and the Holding Company or the Bank would be required to settle its obligations under the agreements. The Holding Company and the Bank were in compliance with these provisions as of December 31, 2013 and 2012.
Certain of the Holding Company and the Bank’s agreements with their derivative counterparties contain provisions where if specified events or conditions occur that materially change the Holding Company’s or the Bank’s creditworthiness in an adverse manner, the Holding Company or the Bank may be required to fully collateralize their obligations under the derivative instruments. The Holding Company and the Bank were in compliance with these provisions as of December 31, 2013 and 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2013 and 2012, the termination amounts related to collateral determinations of derivatives in a liability position was $6.1 million and $8.4 million, respectively. The Company has minimum collateral posting thresholds with its derivative counterparty and has posted collateral of $7.3 million and $10.4 million, respectively, as of December 31, 2013 and 2012, against its obligation under this agreement.

10.    DEPOSITS
Deposits are summarized as follows:

	December 31,
	2013	2012
	(In thousands)
Demand deposits (non-interest bearing)	$1,327,752	$1,349,594
NOW (1)	473,993	482,647
Savings	63,807	87,054
Money market (1)	2,625,830	2,297,847
Certificates of deposit under $100,000 (1)	190,099	211,032
Certificates of deposit $100,000 or greater	428,889	456,885
Total (2)	$5,110,370	$4,885,059
___________________
(1)    Includes brokered deposits.
(2)    Does not include deposits held for sale of $194.1 million at December 31, 2012.
Certificates of deposit had the following schedule of maturities:

	December 31,
	2013	2012
	(In thousands)
Less than 3 months remaining	$174,394	$204,840
3 to 6 months remaining	158,642	185,741
6 to 12 months remaining	137,185	139,651
1 to 3 years remaining	51,106	43,676
3 to 5 years remaining	78,502	60,516
More than 5 years remaining	19,159	33,493
Total (1)	$618,988	$667,917
_______________
(1)    Does not include deposits held for sale of $194.1 million at December 31, 2012.
Interest expense on certificates of deposit $100,000 or greater was $2.4 million, $3.4 million and $7.2 million for the years ended December 31, 2013, 2012, and 2011, respectively. At December 31, 2013 and 2012, $0.6 million and $0.7 million, respectively, of overdrawn deposit accounts were reclassified to loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.    FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

	Federal Funds Purchased	Securities Sold Under Agreement to Repurchase
	(In thousands)
2013
Outstanding at end of year	$—	$102,353
Maximum outstanding at any month-end	90,000	125,971
Average balance for the year	4,732	102,643
Weighted average rate at end of year	—%	0.05%
Weighted average rate paid for the year	0.30%	0.36%
2012
Outstanding at end of year	$—	$116,319
Maximum outstanding at any month-end	85,000	135,753
Average balance for the year	9,907	125,443
Weighted average rate at end of year	—%	0.80%
Weighted average rate paid for the year	0.33%	1.25%
2011
Outstanding at end of year	$—	$130,791
Maximum outstanding at any month-end	—	134,257
Average balance for the year	9	135,134
Weighted average rate at end of year	—%	1.30%
Weighted average rate paid for the year	0.68%	1.45%
The federal funds purchased generally mature within 30 days of the transaction date.
Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature. In a repurchase agreement transaction, the Bank will generally sell an investment security, agreeing to repurchase either the same or a substantially identical security on a specified later date at a price slightly greater than the original sales price. The difference in the sale price and repurchase price is the cost of the use of the proceeds, or interest expense. Repurchase transactions are accounted for as financing arrangements rather than as sales of such securities, and the obligation to repurchase such securities is reflected as a liability in the Company’s consolidated balance sheets. The securities underlying the agreements remain under the Company’s control. Investment securities with a fair value of $176.4 million and $192.8 million were pledged as collateral for the securities sold under agreements to repurchase at December 31, 2013 and 2012, respectively.
As of December 31, 2013 and 2012, the Bank had unused federal funds lines with correspondent banks of $196.0 million and $236.0 million, respectively.

12.    FEDERAL HOME LOAN BANK BORROWINGS
The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston. As a member of the FHLB of Boston, the Bank has access to short- and long-term borrowings. Borrowings from the FHLB are secured by the Bank’s stock investment in the FHLB and a blanket lien on “qualified collateral” defined principally as a percentage of the principal balance of certain types of mortgage loans. The percentage of collateral allowed varies between 50% and 75% based on the type of underlying collateral. The Bank had loans pledged as collateral with a book value of $1.8 billion at both December 31, 2013 and 2012. Based on this collateral and the discounts applied, the Bank had borrowings outstanding of $367.3 million and $408.1 million, and available credit with the FHLB of Boston of $836.5 million and $794.4 million, at December 31, 2013 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of borrowings from the FHLBs is as follows:

	December 31, 2013
	Amount	Weighted Average Rate
	(In thousands)
Within 1 year	$21,844	3.91%
Over 1 to 2 years	91,742	2.91%
Over 2 to 3 years	102,062	2.11%
Over 3 to 4 years	55,271	2.60%
Over 4 to 5 years	58,206	1.65%
Over 5 years	38,129	3.67%
Total	$367,254	2.58%
As of December 31, 2013, $38.0 million of the FHLB borrowings are callable by the FHLB prior to maturity. As of December 31, 2012, $43.0 million of the FHLB borrowings are callable by the FHLB prior to maturity.
FHLB Stock
As a member of the FHLB, the Bank is required to own FHLB stock based on a percentage of outstanding advances in addition to a membership stock ownership requirement. Prior to the 2011 merger of the Banks, each of the Banks was a member of its local FHLB located in either Boston, Seattle, or San Francisco. At the time of the merger there were outstanding FHLB borrowings with both the FHLBs of San Francisco and Seattle. Until these borrowings in the FHLBs of San Francisco and Seattle mature and are subsequently paid off, the FHLB stock associated with these borrowings cannot be redeemed. As of December 31, 2013, there were no advances remaining with the FHLB of Seattle.
The Bank is required to own FHLB stock at least equal to 4.5% of outstanding advances depending on the individual FHLB membership. FHLB stock owned in excess of the minimum requirements can be redeemed at par upon request by a member but may be subject to a waiting period. The FHLB redeems excess stock at its option at par from time to time. The Bank may not redeem additional purchases of stock prior to a five year minimum holding period.
As of December 31, 2013 and 2012, the Bank’s FHLB stock holdings totaled $38.6 million and $42.0 million, respectively, of which $30.8 million and $30.3 million, respectively was invested in the FHLB of Boston. The Bank’s investment in FHLB stock is recorded at cost and is redeemable at par. The remaining FHLB stock holdings are invested in the FHLB of San Francisco, of which Borel and First Private were members prior to the merger, and the FHLB of Seattle, of which Charter was a member prior to the merger.

13.    JUNIOR SUBORDINATED DEBENTURES
The schedule below presents the detail of the Company’s junior subordinated debentures:

	December 31,
	2013	2012
	(In thousands)
Boston Private Capital Trust II junior subordinated debentures	$103,093	$103,093
Boston Private Capital Trust I junior subordinated debentures	3,270	13,749
Gibraltar junior subordinated debentures	—	16,495
FPB junior subordinated debentures	—	6,186
Charter junior subordinated debentures	—	4,124
Total	$106,363	$143,647
All of the Company’s junior subordinated debentures mature in more than five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Boston Private Capital Trust II junior subordinated debentures
In September 2005, the Company and Boston Private Capital Trust II, a Delaware statutory trust (“Trust II”) entered into a Purchase Agreement for the sale of $100 million of trust preferred securities issued by Trust II and guaranteed by the Company on a subordinated basis. Trust II’s preferred securities pay interest quarterly and had an annual distribution rate of 6.25% up to, but not including, December 30, 2010. Subsequently, Trust II’s preferred securities converted to a floating rate of a three-month LIBOR plus 1.68%; provided, however, that the interest rate does not exceed the highest rate permitted by New York law, and may be modified by the U.S. law of general application. At December 31, 2013, the interest rate for the Trust II’s preferred securities was 1.93%. The Company entered into an interest rate swap agreement beginning on December 30, 2010 to hedge the floating rate for a portion of this security. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 9: Derivatives and Hedging Activities” for additional details.
Each of the Trust II preferred securities represents an undivided beneficial interest in the assets of Trust II. The Company owns all of Trust II’s common securities. Trust II’s only assets will be the junior subordinated debentures issued to it by the Company on substantially the same payment terms as Trust II’s preferred securities. The Company’s investment in Trust II was $3.1 million at both December 31, 2013 and 2012.
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
At December 31, 2013 and 2012, the Company was in compliance with the above covenants.
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
In 2013, the Company repurchased $10.5 million of the Trust I’s convertible trust preferred securities, recognizing a pre-tax gain on repurchase of $0.6 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2013, there was an immaterial amount remaining outstanding of the Trust I convertible trust preferred securities held by third parties. The Company’s investment in Trust I was $3.2 million at both December 31, 2013 and 2012.
Each of the convertible trust preferred securities represents an undivided beneficial interest in the assets of Trust I. The Company owns all of Trust I’s common securities. Trust I’s only assets will be the junior subordinated debentures issued to it by the Company on substantially the same payment terms as the convertible trust preferred securities.
The initial conversion ratio was 1.5151 shares of the Company’s common stock, $1.00 par value, for each trust preferred security (equivalent to a conversion price of approximately $33.00 per share), subject to adjustment as described in the offering memorandum. The conversion ratio at December 31, 2013 was 1.5402. The trust preferred securities are currently redeemable in whole at any time or in part from time to time if the closing price of BPFH’s common stock for 20 trading days in a period of 30 consecutive trading days ending on the trading day prior to the mailing of the redemption notice exceeds 130% of the then prevailing conversion price of the trust preferred securities. Assuming the remaining amount of convertible trust preferred securities at December 31, 2013 are converted, the Company would issue approximately 685 shares of common stock, based on the December 31, 2013 conversion ratio.
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
At December 31, 2013 and 2012, the Company was in compliance with the above covenants.
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
Legacy banks junior subordinated debentures
During 2013, the Company repurchased all of the junior subordinated debentures it acquired from its legacy banks. This includes the Gibraltar Financial Statutory Trust I junior subordinated debentures of $16.0 million, the First State (CA) Statutory Trust I junior subordinated debentures of $6.0 million, and the Charter Financial Trust I junior subordinated debentures of $4.0 million. No gain or loss on repurchase was recorded for any repurchases of the legacy bank junior subordinated debentures. The Company’s investment in these trusts was $0.5 million, $0.2 million, and $0.1 million, respectively, at December 31, 2012.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14.     NONCONTROLLING INTERESTS
At the Company, noncontrolling interests typically consist of equity owned by management of the Company’s respective majority-owned affiliates. Net income attributable to noncontrolling interests in the consolidated statements of operations represents the net income allocated to the noncontrolling interest owners of the affiliates. Net income allocated to the noncontrolling interest owners was $3.9 million, $3.1 million, and $3.1 million for the years ended December 31, 2013, 2012, and 2011, respectively.
On the consolidated balance sheets, noncontrolling interests are included as the sum of the capital and undistributed profits allocated to the noncontrolling interest owners. Typically, this balance is included in a company’s permanent shareholders’ equity in the consolidated balance sheets. When the noncontrolling interest owners’ rights include certain redemption features, as described in ASC 480, Distinguishing Liabilities from Equity, such redeemable noncontrolling interests are classified as mezzanine equity and are not included in permanent shareholders’ equity. Due to the redemption features of the noncontrolling interests discussed in this footnote, the Company had redeemable noncontrolling interests held in mezzanine equity in the accompanying consolidated balance sheets of $19.5 million and $19.3 million at December 31, 2013 and 2012, respectively. The aggregate amount of such redeemable noncontrolling equity interests are recorded at the estimated maximum redemption values, as discussed below. In addition, as discussed below, the Company had $0.2 million in noncontrolling interests included in permanent shareholders’ equity at December 31, 2013.
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
Generally, these put and call redemption features refer to shareholder rights of both the Company and the noncontrolling interest owners of the Company’s majority-owned affiliate companies. The affiliate company noncontrolling interests generally take the form of limited liability companies (LLC) units, profits interests, or common stock (collectively, the “noncontrolling equity interests”). In most circumstances, the put and call redemption features generally relate to the Company’s right and, in some cases, obligation to purchase and the noncontrolling equity interests’ right to sell their equity interests. There are various events that could cause the puts or calls to be exercised, such as a change in control, death, disability, retirement, resignation or termination. The puts and calls are generally to be exercised at the then fair value or a contractually agreed upon approximation thereof. The terms of these rights vary and are governed by the respective individual operating and legal documents.
The following table presents the contractually determined maximum redemption values to repurchase the noncontrolling interests by affiliate, at the periods indicated:

	December 31, 2013	December 31, 2012
	(In thousands)
Anchor	$11,533	$11,105
BOS	5,337	5,782
DGHM	2,769	2,400
Total	$19,639	$19,287
Redeemable noncontrolling interests	$19,468	$19,287
Noncontrolling interests	171	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a summary, by individual affiliate, of the terms of the put and call options:
Anchor
The Company, through its acquisition of Anchor, acquired approximately an 80% interest in each of Anchor and Anchor Russell on June 1, 2006. Effective January 1, 2013, Anchor Russell merged into Anchor, with Anchor as the surviving entity. Anchor management and employees own the remaining 20% noncontrolling equity interests of the firm. The Anchor operating agreement describes a process for the orderly transfer of noncontrolling equity interests between the Company and the Anchor noncontrolling interest owners at a contractually agreed upon value, with appraisal rights for all parties. Certain events, such as death, disability, retirement, resignation, or termination, may result in repurchase of the noncontrolling equity interests by the Company at the then contractually agreed upon value. The Anchor agreement provides a formulaic mechanism to determine the then value of the noncontrolling equity interests. These noncontrolling equity interests have a five-year vesting period. Beginning six months after vesting, a holder of noncontrolling equity interests may put up to 10% of his or her outstanding equity interests annually to the Company. The six-month holding period ensures the risks and rewards of ownership are transferred to the holder of the noncontrolling equity interests. Holders of noncontrolling equity interests must retain 50% of their total outstanding units until such time as they leave the firm.
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
The maximum redemption value, based on the contractually determined maximum redemption value formula, to repurchase the remaining 20% of Anchor’s noncontrolling equity interests is approximately $11.5 million and $11.1 million, as of December 31, 2013 and 2012, respectively. Of the $11.5 million of noncontrolling equity interests at December 31, 2013, $0.2 million is included in permanent equity and the remainder is included in mezzanine equity.
BOS
The Company acquired approximately a 70% interest in BOS through a series of purchases dating back to February 5, 2004. The remaining approximate 30% is owned by BOS principals. The BOS operating agreement describes a procedure for the orderly transfer of noncontrolling equity interests between the BOS noncontrolling interest owners and the Company at the then fair value, with appraisal rights for all parties. Certain events, such as death, disability, retirement, resignation, or voluntary termination, subject to the vesting period, will result in repurchase of the noncontrolling equity interests by the Company at the then fair value, unless another noncontrolling interest owner opts to purchase the noncontrolling equity interests in question. These noncontrolling equity interests have vesting periods of up to seven years. Immediately after vesting, a holder of noncontrolling equity interests may put up to the greater of 10% of his or her outstanding equity interests or 1% of total outstanding equity interests in BOS annually to the Company. Any unexercised portion of the annual put option can be carried forward to future years, provided that noncontrolling interest owners retain approximately 50% of their total outstanding units until such time as they leave the firm. The maximum redemption value, based on fair value, to repurchase the remaining approximately 30% of BOS’ noncontrolling equity interests is approximately $5.3 million and $5.8 million as of December 31, 2013 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DGHM
The Company, through its acquisition of DGHM, acquired an 80% interest in DGHM on February 6, 2004. DGHM management and employees own the remaining 20% interest in DGHM. The DGHM operating agreement describes a process for the orderly transfer of noncontrolling equity interests between the Company and the DGHM noncontrolling interest owners at a contractually agreed upon value, with appraisal rights for all parties. Certain events, such as a change in control, death, disability, retirement, resignation or termination, may result in repurchase of the noncontrolling equity interests by the Company at the then contractually agreed upon value. The DGHM operating agreement provides a formulaic mechanism to determine the then value of the noncontrolling equity interests. These noncontrolling equity interests have a five-year vesting period. Beginning six months after vesting, a holder of noncontrolling equity interests may put up to 10%-20% of his or her outstanding units annually to the Company. The six-month holding period ensures the risks and rewards of ownership are transferred to the holder of the noncontrolling equity interests. Beginning in December 2009, the Company has an annual call right under which it may elect to repurchase 10-20% of the non-management and management members’ vested units. No more than 40% of the outstanding noncontrolling equity interests’ units can be put in any one year. Certain key members of DGHM management are contractually obligated to retain 50% of their noncontrolling equity interests until such time as they leave the firm. The maximum redemption value, based on the contractually determined maximum redemption value formula, to repurchase the remaining 20% of DGHM’s noncontrolling equity interests is approximately $2.8 million and $2.4 million as of December 31, 2013 and 2012, respectively.
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
The following table presents an analysis of the Company’s redeemable noncontrolling interests for the periods indicated:

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Balance at beginning of year	$19,287	$21,691	$19,598
Net income attributable to noncontrolling interests	3,948	3,122	3,148
Distributions	(3,416)	(3,851)	(2,149)
DTC disposition	—	(1,470)	—
Other	(351)	(205)	1,094
Balance at end of year	$19,468	$19,287	$21,691

Impact on EPS from Certain Changes in Redemption Value
To the extent that the increase in the estimated maximum redemption amounts exceeds the net income attributable to the noncontrolling interests, such excess may reduce net income attributable to the Company’s common shareholders for purposes of the Company’s EPS computations depending upon how the maximum redemption value is calculated. In cases where the maximum redemption value is calculated using a contractually determined value or predefined formula, such as a multiple of earnings before interest, taxes, depreciation, and amortization (“EBITDA”), there may be a reduction to the net income attributable to the Company’s common shareholders for purposes of the Company’s EPS computations. However, in cases where maximum redemption value is calculated using the then fair value, there is no effect on EPS. Fair value can be derived through an enterprise value using market observations of comparable firms, a discounted cash flow analysis, or a combination of the two, among other things, rather than a contractually predefined formula or multiple of EBITDA.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15.    EQUITY
Preferred Stock
The following table presents the details of the classes of preferred stock outstanding as of the dates indicated:

	December 31, 2013	December 31, 2012
	(Dollars in thousands)
Preferred stock, $1.00 par value; authorized: 2,000,000 shares:
Series B, issued and outstanding (contingently convertible): 0 shares at December 31, 2013 and 401 shares at December 31, 2012; liquidation value: $100,000 per share	$—	$58,089
Series D, 6.95% Non-Cumulative Perpetual, issued and outstanding: 50,000 shares at December 31, 2013, 0 shares at December 31, 2012; liquidation preference: $1,000 per share	47,753	—
Total preferred stock	$47,753	$58,089
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
Also on April 24, 2013, the Company repurchased all 400.81221 shares of the Company’s Series B Non-Cumulative Perpetual Contingent Convertible Preferred Stock, par value $1.00 per share (the “Series B preferred stock”), held by BP Holdco, L.P., a subsidiary of The Carlyle Group, L.P. (“Carlyle”), pursuant to a Stock Repurchase Agreement, dated as of April 16, 2013, previously disclosed by the Company.
The Series B Preferred stock was convertible into approximately 7.3 million shares of common stock at $5.52 per share, and participated in dividends payable on common stock on an as-converted basis. There were no mandatory redemption features and holders had no rights to require redemption. The conversion price was able to be adjusted upon various changes in outstanding shares of the Company such as the declaration of stock dividends, stock splits, issuance of stock purchase rights, self-tender offers, or a rights plan.
The Series B Preferred stock was initially issued as part of an investment agreement with Carlyle. The Company received approximately $75 million in capital. Under that agreement, Carlyle was issued Series A Preferred stock, Series B Preferred stock, and warrants to purchase shares of common stock. The Series A Preferred stock converted into common stock. In February 2012, the Company repurchased all of the warrants issued in conjunction with this transaction. During 2013, through a series of transactions, Carlyle sold its remaining common stock holdings in the Company to independent third parties on the open market and no longer holds any equity interest in the Company.
Common Stock
The Company has 170 million shares of common stock authorized for issuance. At December 31, 2013, it had 79,837,612 shares outstanding and 90,162,388 shares available for future issuance, including shares reserved for future issuance pursuant to the Company’s stock-based compensation plans, as discussed in Part II. Item 8. “Financial Statements and Supplementary Data—Note 18: Employee Benefits.” At December 31, 2012, it had 78,743,518 shares outstanding and 91,256,482 shares available for future issuance,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Warrants to purchase common stock
The Company currently has one class of warrants to purchase common stock outstanding. These warrants were initially issued to the U.S. Department of the Treasury (the “Treasury”) (the “TARP warrants”). The following table summarizes the terms of the TARP warrant agreements outstanding at December 31, 2013:

Name of warrants	Number of warrants	Original warrant share number	Current warrant share number (2)	Original exercise price of warrants	Current exercise price of warrants (2)	Date issued	Expiration date
TARP Warrants (1)	2,887,500	1.00	1.03	$8.000	$7.804	11/21/2008	11/21/2018
___________________

(1)	The TARP warrants, while initially issued to the Treasury, were purchased from the Treasury by unrelated third parties at a market rate.

(2)
Per the terms of the TARP warrants agreement, the exercise price and number of shares issuable upon exercise may be adjusted ratably for dividends paid on the Company’s common stock that exceed the dividend rate at the time the warrants were issued, at which time the Company paid quarterly dividends of $0.01 per share. The current warrant share number and current exercise price of the warrant reflect the warrant as adjusted for common stock dividends through February 21, 2014, the latest dividend payment date prior to the filing of this Annual Report.

Accumulated Other Comprehensive Income
Comprehensive income/ (loss) represents the change in equity of the Company during a year from transactions and other events and circumstances from non-shareholder sources. It includes all changes in equity during a year except those resulting from investments by shareholders and distributions to shareholders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the Company’s comprehensive income/ (loss) and related tax effect for the years ended December 31, 2013, 2012, and 2011:

	Other comprehensive income/(loss):
	Pre-tax	Tax expense/ (benefit)	Net
	(In thousands)
2013
Unrealized gain/ (loss) on securities available for sale	$(11,797)	$(4,656)	$(7,141)
Less: Adjustment for realized gains, net	49	21	28
Net unrealized gain/ (loss) on securities available for sale	(11,846)	(4,677)	(7,169)
Unrealized gain/ (loss) on cash flow hedge	15	13	2
Add: scheduled reclass and other	2,083	879	1,204
Net unrealized gain/ (loss) on cash flow hedge	2,098	892	1,206
Net unrealized gain/ (loss) on other	(652)	(294)	(358)
Other comprehensive gain/ (loss)	(10,400)	(4,079)	(6,321)
Net income attributable to the Company (1)	102,843	32,308	70,535
Total comprehensive income	$92,443	$28,229	$64,214
2012
Unrealized gain/ (loss) on securities available for sale	$(1,577)	$(640)	$(937)
Less: Adjustment for realized gains, net	871	314	557
Less: Adjustment for discontinued operations	(35)	(12)	(23)
Net unrealized gain/ (loss) on securities available for sale	(2,413)	(942)	(1,471)
Unrealized gain/ (loss) on cash flow hedges	(1,638)	(760)	(878)
Add: scheduled reclass and other	1,757	742	1,015
Net unrealized gain/ (loss) on cash flow hedges	119	(18)	137
Net unrealized gain/ (loss) on other	(216)	(80)	(136)
Other comprehensive gain/ (loss)	(2,510)	(1,040)	(1,470)
Net income attributable to the Company (1)	73,601	20,330	53,271
Total comprehensive income	$71,091	$19,290	$51,801
2011
Unrealized gain/ (loss) on securities available for sale	$5,987	$2,261	$3,726
Less: Adjustment for realized gains, net	798	308	490
Net unrealized gain/ (loss) on securities available for sale	5,189	1,953	3,236
Unrealized gain/ (loss) on cash flow hedges	(4,838)	(2,008)	(2,830)
Add: scheduled reclass and other	1,872	777	1,095
Net unrealized gain/ (loss) on cash flow hedges	(2,966)	(1,231)	(1,735)
Unrealized gain/ (loss) on other	78	30	48
Less: Adjustment for realized gains, net	(1,074)	(377)	(697)
Net unrealized gain/ (loss) on other	1,152	407	745
Other comprehensive gain/ (loss)	3,375	1,129	2,246
Net income attributable to the Company (1)	53,417	14,280	39,137
Total comprehensive income	$56,792	$15,409	$41,383
___________________

(1)	Pre-tax net income attributable to the Company is calculated as income before income taxes, plus net income from discontinued operations, less net income attributable to noncontrolling interests.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents a summary of the amounts reclassified from accumulated other comprehensive income/ (loss) for the years ended December 31, 2013, 2012, and 2011:

Description of component of accumulated other comprehensive income/ (loss)	Year ended December 31,			Affected line item in Statement of Operations
	2013	2012	2011
	(In thousands)
Adjustment for realized gains on securities available for sale, net:
Pre-tax	$49	$871	$798	Gain on sale of investments, net
Tax expense/ (benefit)	21	314	308	Income tax expense
Net	$28	$557	$490	Net income attributable to the Company
Adjustment for discontinued operations for securities available for sale, net:
Pre-tax	$—	$(35)	$—	Net income from discontinued operations
Tax expense/ (benefit)	—	(12)	—	Net income from discontinued operations
Net	$—	$(23)	$—	Net income from discontinued operations
Net realized gain/ (loss) on cash flow hedges:
Hedge related to junior subordinated debentures:
Pre-tax	$1,894	$1,757	$1,872	Interest expense on junior subordinated debentures
Tax expense/ (benefit)	799	742	777	Income tax expense
Net	$(1,095)	$(1,015)	$(1,095)	Net income attributable to the Company
Hedge related to deposits
Pre-tax	$189	$—	$—	Interest expense on deposits
Tax expense/ (benefit)	80	—	—	Income tax expense
Net	$(109)	$—	$—	Net income attributable to the Company
Realized gains on other, net:
SERP settlement
Pre-tax	$—	$—	$659	Salaries and employee benefits
Tax expense/ (benefit)	—	—	232	Income tax expense
Net	$—	$—	$427	Net income attributable to the Company
SERP expense
Pre-tax	$—	$—	$415	Salaries and employee benefits
Tax expense/ (benefit)	—	—	145	Income tax expense
Net	$—	$—	$270	Net income attributable to the Company
Total reclassifications for the period, net of tax	$(1,204)	$(1,038)	$(523)
The following table presents the components of the Company’s accumulated other comprehensive income/ (loss) as of December 31:

	2013	2012	2011
	(In thousands)
Unrealized gain/ (loss) on securities available for sale, net of tax	$(1,757)	$5,412	$6,883
Unrealized gain/ (loss) on cash flow hedges, net of tax	(1,763)	(2,969)	(3,106)
Unrealized gain/ (loss) on other, net of tax	(677)	(319)	(183)
Accumulated other comprehensive income/ (loss)	$(4,197)	$2,124	$3,594

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16.    EARNINGS PER SHARE
Earnings Per Share (“EPS”)
Basic EPS is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS is determined in the same manner as basic EPS except that the number of shares is increased assuming exercise or contingent issuance of the options, warrants or other dilutive securities; and conversion of the convertible trust preferred securities and Series B Preferred. Additionally, when dilutive, interest expense (net of tax) related to the convertible trust preferred securities, and dividends related to the preferred stock are added back to net income attributable to common shareholders. The calculation of diluted EPS excludes the potential dilution of common shares and the inclusion of any related expenses if the effect is antidilutive.
On April, 24 2013, the Company repurchased all of its Series B Preferred stock. The effects of the Series B Preferred for the year ended December 31, 2013 are on a weighted average basis for purposes of calculating EPS.
The following table is a reconciliation of the components of basic and diluted EPS computations for the three years ended December 31:

	For the year ended December 31,
	2013	2012	2011
	(In thousands, except share and per share data)
Basic earnings per share - Numerator:
Net income from continuing operations	$66,691	$48,758	$36,101
Less: Net income attributable to noncontrolling interests	3,948	3,122	3,148
Net income from continuing operations attributable to the Company	62,743	45,636	32,953
Decrease/ (increase) in noncontrolling interests’ redemption values (1)	(368)	(415)	(515)
Dividends on participating securities (2)	(14,689)	(366)	(373)
Total adjustments to income attributable to common shareholders	(15,057)	(781)	(888)
Net income from continuing operations attributable to common shareholders, before allocation to participating securities	47,686	44,855	32,065
Less: Amount allocated to participating securities	(1,243)	(4,499)	(3,144)
Net income from continuing operations attributable to common shareholders, after allocation to participating securities	$46,443	$40,356	$28,921
Net income from discontinued operations, before allocation to participating securities	$7,792	$7,635	$6,184
Less: Amount allocated to participating securities	(336)	(821)	(669)
Net income from discontinued operations, after allocation to participating securities	$7,456	$6,814	$5,515
Net income attributable to common shareholders, before allocation to participating securities	$55,478	$52,490	$38,249
Less: Amount allocated to participating securities	(1,579)	(5,320)	(3,813)
Net income attributable to common shareholders, after allocation to participating securities	$53,899	$47,170	$34,436

Basic earnings per share - Denominator:
Weighted average basic common shares outstanding	77,373,817	76,019,991	75,169,611
Per share data - Basic earnings per share from:
Continuing operations	$0.60	$0.53	$0.39
Discontinued operations	$0.10	$0.09	$0.07
Total attributable to common shareholders	$0.70	$0.62	$0.46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the year ended December 31,
	2013	2012	2011
	(In thousands, except share and per share data)
Diluted earnings per share - Numerator:
Net income from continuing operations attributable to common shareholders, after allocation to participating securities	$46,443	$40,356	$28,921
Add back: income allocated to dilutive securities	—	—	—
Net income from continuing operations attributable to common shareholders, after allocation to participating securities, after assumed dilution	46,443	40,356	28,921
Net income from discontinued operations, after allocation to participating securities	7,456	6,814	5,515
Net income attributable to common shareholders, after allocation to participating securities, after assumed dilution	$53,899	$47,170	$34,436
Diluted earnings per share - Denominator:
Weighted average basic common shares outstanding	77,373,817	76,019,991	75,169,611
Dilutive effect of:
Stock options and performance-based restricted stock (3)	656,066	579,627	206,588
Warrants to purchase common stock (3)	723,641	373,898	104,829
Dilutive common shares	1,379,707	953,525	311,417
Weighted average diluted common shares outstanding (3)	78,753,524	76,973,516	75,481,028
Per share data - Diluted earnings per share from:
Continuing operations	$0.59	$0.52	$0.39
Discontinued operations	$0.09	$0.09	$0.07
Total attributable to common shareholders	$0.68	$0.61	$0.46
Dividends per share declared and paid on common stock	$0.24	$0.04	$0.04
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

(2)
Consideration paid in excess of carrying value for the repurchase of the Series B preferred stock of $11.7 million is considered a deemed dividend and, for purposes of calculating EPS, reduces net income attributable to common shareholders for the year ended December 31, 2013.

(3)
The diluted EPS computations for the years ended December 31, 2013, 2012, and 2011 do not assume the conversion, exercise or contingent issuance of the following shares for the following periods because the result would have been antidilutive for the periods indicated. As a result of the anti-dilution, the potential common shares excluded from the diluted EPS computation are as follows:

	For the year ended December 31,
	2013	2012	2011
Shares excluded due to anti-dilution (treasury method):	(In thousands)
Potential common shares from:
Convertible trust preferred securities (a)	1	323	1,504
Total shares excluded due to anti-dilution	1	323	1,504

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the year ended December 31,
	2013	2012	2011
Shares excluded due to exercise price exceeding the average market price of common shares during the period (total outstanding):	(In thousands)
Potential common shares from:
Options, restricted stock, or other dilutive securities (b)	1,399	2,101	3,845
Warrants (c)	—	—	2,888
Total shares excluded due to exercise price exceeding the average market price of common shares during the period	1,399	2,101	6,733

(a)
If the effect of the conversion of the trust preferred securities would have been dilutive, interest expense, net of tax, related to the convertible trust preferred securities of $0.9 million and $1.6 million for the years ended December 31, 2012 and 2011, respectively, would have been added back to net income attributable to common shareholders for diluted EPS computations for the periods presented. An immaterial amount would have been added back for the year ended December 31, 2013.

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

17.     INCOME TAXES
The components of income tax expense for continuing operations for the years ended December 31, 2013, 2012, and 2011 are as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Current expense:
Federal	$17,103	$12,253	$3,859
State	6,622	4,100	2,769
Total current expense	23,725	16,353	6,628
Deferred expense:
Federal	6,153	3,534	6,680
State	2,430	443	972
Total deferred expense	8,583	3,977	7,652
Income tax expense	$32,308	$20,330	$14,280

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Income tax expense attributable to income from continuing operations differs from the amounts computed by applying the Federal statutory rate to pre-tax income from continuing operations. Reconciliations between the Federal statutory income tax rate of 35% to the effective income tax rate for the years ended December 31, 2013, 2012, and 2011 are as follows:

	Year Ended December 31,
	2013	2012	2011
Statutory Federal income tax rate	35.0%	35.0%	35.0%
Increase/ (decrease) resulting from:
Tax exempt interest, net	(5.0)%	(5.7)%	(6.9)%
State and local income tax, net of Federal tax benefit	5.9%	4.3%	4.8%
Tax credits	(1.4)%	(1.9)%	(2.3)%
Noncontrolling interests	(1.4)%	(1.6)%	(2.2)%
Other, net	(0.5)%	(0.7)%	(0.1)%
Effective income tax rate	32.6%	29.4%	28.3%
The components of gross deferred tax assets and gross deferred tax liabilities at December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
	(In thousands)
Gross deferred tax assets:
Allowance for loan losses	$36,634	$41,218
Allowance for losses on OREO	896	930
Stock compensation	9,258	11,336
Goodwill and acquired intangible assets	—	944
Deferred and accrued compensation	14,436	11,347
State loss carryforward, net of federal	346	781
Capital loss carryforward	2,165	2,381
Mark to market on securities available for sale	489	899
Contingent payments	1,902	3,094
Unrealized loss on investments	2,619	—
Other	2,320	2,716
Gross deferred tax assets	71,065	75,646
Less: valuation allowance	2,000	2,232
Total deferred tax assets	69,065	73,414
Gross deferred tax liabilities:
Unrealized gain on investments	—	1,228
Cancellation of debt income deferral	7,168	7,072
Goodwill and acquired intangible assets	2,673	—
Fixed assets	674	211
Other	3,186	2,658
Total gross deferred tax liabilities	13,701	11,169
Net deferred tax asset	$55,364	$62,245
Of the $6.9 million net decrease in the Company’s net deferred tax asset during 2013, $1.7 million was recognized as deferred income tax expense for discontinued operations and $3.4 million was recognized as an increase to shareholders’ equity.

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
The Company believes that it is more likely than not that the net deferred tax asset as of December 31, 2013, excluding the net deferred tax asset on capital losses, will be realized, based upon the ability to generate future taxable income as well as the availability of current and historical taxable income.
The Company believes the existing net deductible temporary differences that give rise to the net deferred tax asset, excluding the capital losses, will reverse in future periods when the Company expects to generate taxable income. Other positive evidence to support the realization of the Company’s net deferred tax asset includes:

•	The Company had cumulative pre-tax income, as adjusted for permanent book-to-tax differences, in the period 2011 through 2013.

•	Certain tax planning strategies are available to the Company, such as reducing investments in tax-exempt securities.

•	The Company has not had any operating loss or tax credit carryovers expiring unused in recent years.
At December 31, 2013, the Company had a $0.2 million deferred tax liability for a $0.4 million potential capital gain related to an installment sale and a $2.2 million deferred tax asset for $5.3 million of capital loss carryovers that are scheduled to expire in various tax years: $4.1 million in 2014 and $1.2 million in 2016. The Company believes it is more likely than not that the net deferred tax asset related to capital losses will not be realized and has recorded a valuation allowance of $2.0 million and $2.2 million at December 31, 2013 and 2012, respectively, attributable to this net deferred tax asset. The net change in the valuation allowance during the year ending December 31, 2013 of $0.2 million is primarily attributable to the generation of capital gains in the current year.
At December 31, 2013, the Company had a $0.3 million deferred tax asset for state net operating loss carryovers totaling $6.3 million that are scheduled to expire in various tax years: $4.4 million in 2030; $0.1 million in 2031; and $1.8 million in 2032. The Company believes that it is more likely than not that the full amount of these state net operating loss carryovers will be utilized before they expire.
A reconciliation of the beginning and ending gross amount of unrecognized tax benefits under the provisions of ASC 740-10 is as follows:

	2013	2012	2011
	(In thousands)
Balance at January 1	$4,802	$526	$477
Additions based on tax positions related to the current year	143	149	98
Additions based on tax positions taken in prior years	1,493	4,332	44
Decreases based on tax positions taken in prior years	(4,332)	—	(60)
Decreases based on settlements with taxing authorities	(1,493)	—	—
Decreases based on the expiration of statute of limitations	(64)	(205)	(33)
Balance at December 31	$549	$4,802	$526
Excluded from the gross amount of unrecognized tax benefits for the years ended December 31, 2013, 2012, and 2011 are the federal tax benefits associated with the gross amount of state unrecognized tax benefits which, if recognized, would affect the effective tax rate. The net amount of unrecognized tax benefit which, if recognized, would affect the effective tax rate is $0.4 million at December 31, 2013, $0.2 million at December 31, 2012, and $0.4 million at December 31, 2011.
During the year ended December 31, 2013, the Company’s gross amount of unrecognized tax benefits decreased by $4.3 million, from $4.8 million at December 31, 2012, to $0.5 million at December 31, 2013. The $4.3 million decrease includes the release of $4.3 million of timing-related uncertainties as a result of the Company filing an accounting method change for income tax purposes. The release of $4.3 million of timing-related uncertainties did not affect the effective tax rate. During the year ended December 31, 2013, the Company established $1.5 million of gross unrecognized tax benefits related primarily to a change in the interpretation of tax law with respect to certain tax positions taken on previously filed tax returns. The Company subsequently released $1.5 million of gross unrecognized tax benefits due to settlements with taxing authorities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company does not currently believe there is a reasonable possibility of any significant change to unrecognized tax benefits within the next twelve months.
The Company classifies interest and penalties, if applicable, related to unrecognized tax benefits as a component of income tax expense in the consolidated statements of operations. Interest and penalties recognized as part of the Company’s income tax expense was a benefit of $0.4 million for the year ended December 31, 2013, an expense of $0.3 million for the year ended December 31, 2012, and immaterial for the year ended December 31, 2011. The accrued amounts for interest and penalties were immaterial as of December 31, 2013, $0.4 million as of December 31, 2012, and immaterial as of December 31, 2011.
Federal income tax returns for the tax years subsequent to 2008 remain subject to examination by the Internal Revenue Service. The examination by the Internal Revenue Service for the tax year ended December 31, 2008 was settled in April, 2011. The resolution of this examination did not have a significant impact on the effective tax rate. In January, 2014, the Company received notification that the Company’s federal income tax return for the tax year ended December 31, 2009 had been selected for examination by the Internal Revenue Service. The Company believes the resolution of this examination will not have a significant impact on the effective tax rate.
State income tax returns for the Company’s major tax jurisdictions of California, Massachusetts, and New York have either been examined or remain subject to examination for all the tax years subsequent to 2008. The examination by the Commonwealth of Massachusetts for the tax year ended December 31, 2009 was settled in October, 2012. The resolution of this examination did not have a significant impact on the effective tax rate. The examination by the State of New York for the tax years ended December 31, 2008 through 2011 was settled in November 2013. The resolution of this examination resulted in a release of gross state unrecognized tax benefits of $1.5 million, of which $0.6 million, including the federal tax benefits associated with the gross amount of these benefits, affected the effective tax rate.

18.     EMPLOYEE BENEFITS
Employee 401(k) Profit Sharing Plan
The Company established a corporate-wide 401(k) Profit Sharing Plan (the “Plan”) for the benefit of the employees of the Company and its affiliates, which became effective on July 1, 2002. The Plan is a 401(k) savings and retirement plan that is designed to qualify as an ERISA section 404(c) plan. Generally, employees who are at least twenty-one (21) years of age are eligible to participate in the plan on their date of hire. Employee contributions may be matched based on a predetermined formula and additional discretionary contributions may be made. Consolidated 401(k) expenses for all plans were $2.4 million, $2.6 million, and $2.5 million, in the years ended December 31, 2013, 2012, and 2011, respectively.
Salary Continuation Plans
The Bank’s San Francisco Bay market, formerly Borel, maintains a salary continuation plan for certain current or former officers. The officers become eligible for benefits under the salary continuation plan if they reach a defined retirement age while working for the Bank. The San Francisco Bay market also has a deferred compensation plan for certain former directors. The compensation expense relating to each contract is accounted for individually and on an accrual basis. The expense relating to these plans was $0.1 million, $0.2 million, and $0.1 million for the years ended December 31, 2013, 2012, and 2011, respectively. The amount recognized in other liabilities in the consolidated balance sheets was $1.7 million and $1.6 million at December 31, 2013 and 2012, respectively. The Bank has purchased life insurance contracts to help fund these plans. The Bank has single premium life insurance policies with cash surrender values totaling $5.8 million and $6.2 million, which are included in other assets in the consolidated balance sheets, as of December 31, 2013 and 2012, respectively.
The Bank’s Southern California market, formerly FPB, maintains a salary continuation plan for certain current or former officers. The plan provides for payments to the participants at the age of retirement. The expense relating to these plans was $0.2 million, for each of the years ended December 31, 2013, 2012, and 2011. The net amount recognized in other liabilities in the consolidated balance sheets was $2.1 million and $1.9 million at December 31, 2013 and 2012, respectively. The Bank has purchased life insurance contracts to help fund these plans. These life insurance policies have cash surrender values totaling $4.5 million and $4.3 million at December 31, 2013 and 2012, respectively, which are included in other assets in the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Deferred Compensation Plan
The Company offers a deferred compensation plan that enables certain executives to elect to defer a portion of their compensation. The amounts deferred are excluded from the employee’s taxable income and are not deductible for income tax purposes by the Company until paid. The employee selects from a limited number of hypothetical mutual funds and the deferred liability is increased or decreased to correspond to the fair value of these underlying hypothetical mutual fund investments. The net amount recognized in other liabilities in the consolidated balance sheets was $5.8 million and $5.9 million at December 31, 2013 and 2012, respectively. The change in value is recognized as compensation expense. The expense relating to these plans was $0.9 million, $0.5 million, and $0.2 million for the years ended December 31, 2013, 2012, and 2011, respectively. The Company established and funded a Rabbi Trust to offset this liability. The Rabbi Trust holds similar assets and approximately mirrors the activity in the hypothetical mutual funds. The net amount recognized in other assets in the consolidated balance sheets was $5.1 million and $5.2 million at December 31, 2013 and 2012, respectively. Increases and decreases in the value of the mutual funds in the Rabbi Trust are recognized in other income in the consolidated statement of operations. The income relating to this plan was $1.0 million, $0.5 million, and $0.3 million for the years ended December 31, 2013, 2012, and 2011, respectively.
Stock-Based Incentive Plans
At December 31, 2013, the Company has four stock-based compensation plans. These plans encourage and enable the officers, employees, and non-employee directors of the Company to acquire a proprietary interest in the Company.
The 2009 Stock Option and Incentive Plan (the “2009 Plan”), replaced the Company’s 2004 Stock Option and Incentive Plan. Under the 2009 Plan, the Company may grant options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock awards, performance share awards and dividend equivalent rights to its officers, employees, and non-employee directors of the Company for an amount not to exceed 2% of the total shares of common stock outstanding as of the last business day of the preceding fiscal year. The 2009 Plan provides for the authorization and issuance of 4,000,000 shares, along with any residual shares from previous plans. Under the 2009 Plan, the exercise price of each option shall not be less than 100% of the fair market value of the stock on the date the options are granted. Generally, options expire ten years from the date granted and vest over a three-year graded vesting period for officers and employees and a one-year or less period for non-employee directors. Stock grants generally vest over a three-year cliff vesting period. As of December 31, 2013 the maximum number of shares of stock reserved and available for issuance under the Plan was 2,729,136 shares.
In 2010, the Company adopted the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan (the “Inducement Plan”) for the purposes of granting equity awards to new employees as an inducement to join the Company. The Company reserved 600,000 shares of the Company’s common stock for issuance under the Inducement Plan. The terms of the Inducement Plan are substantially similar to the terms of the 2009 Plan. During 2011, the Company issued no shares under this Plan. During 2012, the Company issued an additional 7,246 shares under this plan in conjunction with an executive attaining certain performance metrics for previously-awarded shares. During 2013, the Company issued an additional 30,887 shares under this plan in conjunction with an executive attaining certain performance metrics for previously-awarded shares. At December 31, 2013, the Inducement Plan had 84,701 shares reserved and available for issuance.
The Company maintains both a qualified and non-qualified Employee Stock Purchase Plan (“the ESPPs”) with similar provisions. The non-qualified plan was approved in 2006 and allows for employees of certain subsidiaries that are structured as limited liability companies to participate; however, the Company suspended offering shares under the non-qualified plan during 2010. Under the ESPPs, eligible employees may purchase common stock of the Company at 85 percent of the lower of the closing price of the Company’s common stock on the first or last day of a six month purchase period on The NASDAQ® Global Select Market. Employees pay for their stock purchases through payroll deductions at a rate equal to any whole percentage from 1 percent to 15 percent of after-tax earnings. Participants have a right to a full reimbursement of ESPP deferrals through the end of the offering period. Such a reimbursement would result in a reversal of the compensation expense previously recorded, attributed to that participant. The Company issues shares under the ESPPs in January and July of each year. As of December 31, 2013, there were 208,327 and 10,508 shares shares available for issuance in the qualified and non-qualified ESPPs, respectively. There were 156,982 shares issued to participants under the qualified ESPP in 2013. There were no shares issued to participants under the non-qualified ESPP in 2013. The non-qualified ESPP plan was terminated in January 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Share-based payments recorded in salaries and benefits expense are as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Stock option and ESPP expense	$987	$1,403	$1,682
Nonvested share expense	4,747	6,669	5,083
Subtotal	5,734	8,072	6,765
Tax benefit	2,210	3,129	2,621
Stock-based compensation expense, net of tax benefit	$3,524	$4,943	$4,144
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
The following table presents the weighted average assumptions used to determine the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model in the years indicated:

	Year Ended December 31,
	2013 (1)	2012	2011
Expected volatility	—%	66.9%	63.5%
Expected dividend yield	—%	0.4%	0.6%
Expected term (in years)	—	6.2	6.3
Risk-free rate	—%	1.0%	2.3%
__________

(1)	No options were issued in 2013.
Stock Options
A summary of option activity under the 2009 Plan for the year ended December 31, 2013 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in 000’s)
Outstanding at December 31, 2012	3,174,582	$17.27
Granted	—	$—
Exercised	327,913	$7.49
Forfeited	137,910	$17.22
Expired	498,114	$22.03
Outstanding at December 31, 2013	2,210,645	$17.65	3.70	$5,331.1
Exercisable at December 31, 2013	2,042,446	$18.46	3.36	$4,524.4
The weighted-average grant-date fair value of options granted during the years ended December 31, 2012, and 2011 was $5.30, and $3.72, respectively. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012, and 2011 was $0.8 million, $0.2 million, and $0.1 million, respectively. As of December 31, 2013, there was $0.4 million of total unrecognized compensation cost related to stock option arrangements granted under the 2009 Plan that is expected to be recognized over a weighted-average period of 1.1 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted Stock
A summary of the Company’s nonvested shares as of December 31, 2013 and changes during the year ended December 31, 2013, including shares under both the 2009 Plan and the Inducement Plan, is as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2012	2,264,433	$7.39
Granted	677,620	$9.79
Vested	812,290	$7.48
Forfeited	54,812	$8.33
Nonvested at December 31, 2013	2,074,951	$8.03
The fair value of nonvested shares is determined based on the closing price of the Company’s stock on the grant date. The weighted-average grant-date fair value of shares granted during the years ended December 31, 2013, 2012, and 2011 was $9.79, $8.93, and $6.44, respectively. At December 31, 2013, there was $7.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the 2009 Plan and the Inducement Plan, combined. That cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares that vested during the years ended December 31, 2013, 2012, and 2011 was $6.1 million, $4.3 million, and $2.5 million, respectively.
Included in the restricted stock balances above are performance shares, which are granted to certain employees within the Company and are accounted for in the same manner as restricted stock. At December 31, 2013, there were 856,459 performance shares outstanding, including incentive shares issued to the CEO at his date of hire in July 2010. After the January 2014 vest, there were 547,680 performance shares outstanding, which could increase up to 985,824 shares. If the maximum number of performance shares is issued, the Company would incur an additional $4.2 million of compensation costs related to these additional 438,144 shares. The Company recognizes the expense for performance shares based upon the most likely outcome of shares to be issued based on current information.
Supplemental Executive Retirement Plans
The Company has a non-qualified supplemental executive retirement plan (“SERP”) with a former executive officer of the Company. The SERP, which is unfunded, provides a defined cash benefit based on a formula using average compensation, years of service, and age at retirement of the executive. The agreement was amended in July 2004 and then revised in February of 2007. Expected benefits were increased and the full vesting age was increased to age 70. During 2010, the executive officer retired, and the full vesting was accelerated to the actual retirement date by the Company. The estimated actuarial present value of the projected benefit obligation was $8.1 million and $8.8 million at December 31, 2013 and 2012, respectively. The expense associated with the SERP was $1.4 million, $0.5 million, and $0.9 million for the years ended December 31, 2013, 2012, and 2011, respectively. The discount rate used to calculate the SERP liability was 4.65%, 3.90%, and 4.55% for the years ended December 31, 2013, 2012, and 2011, respectively.
The Bank has a SERP with various current and former executives of the Pacific Northwest market. The SERP, which is unfunded, provides a defined cash benefit based on a formula using compensation, years of service, and age at retirement of the executives. The benefits for each executive under the plan are accrued until the full vesting age of 65. The actuarial present value of the projected benefit obligation was $2.7 million and $3.4 million at December 31, 2013 and 2012, respectively. The expense associated with the SERP was $0.1 million, $0.4 million, and $0.4 million for the years ended December 31, 2013, 2012, and 2011, respectively. The discount rate used to calculate the SERP liability was 4.25%, 3.95%, and 4.95%, for the years ended December 31, 2013, 2012, and 2011, respectively.
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
KLS has a long term incentive plan (“LTIP”) with certain of its managing directors. This LTIP, which is unfunded, provides for a profit sharing based on current year results as well as a cash benefit at the time of separation of service. The cash payment at separation of service, which is determined based on the profit share and a multiple based on years of service, is payable in three equal annual installments following separation of service. The Company has accrued $5.5 million and $3.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

million at December 31, 2013 and 2012, respectively, for future separation of service payments. The LTIP was effective beginning January 1, 2010. The expense associated with the LTIP was $1.7 million, $1.6 million, and $1.2 million for the years ended December 31, 2013, 2012, and 2011, respectively.

19.     OTHER OPERATING EXPENSE
Major components of other operating expense are as follows:

	Year Ended December 31,
	2013	2012	2011
		(In thousands)
Insurance	$3,065	$3,102	$3,472
Employee travel and meals	2,231	2,675	2,347
Prepayment penalties on repurchase of FHLB borrowings and repurchase agreements	1,781	2,055	—
Telephone	1,338	1,506	1,245
Other banking expenses	1,121	1,281	1,821
Postage, express mail, and courier	1,059	1,262	1,322
Forms and supplies	959	1,256	1,493
Non-income taxes	884	86	118
Publications and dues	727	832	809
Amortization of tax credits	654	605	471
Training and education	432	726	502
OREO and repossessed asset expenses	363	636	963
Provision/ (credit) for off balance sheet loan commitments	290	65	(1,528)
Legal settlement costs	500	—	—
Other	2,227	1,558	1,518
Total	$17,631	$17,645	$14,553

20.     REPORTABLE SEGMENTS
Management Reporting
The Company has three reportable segments: Private Banking, Investment Management, and Wealth Advisory, and the Parent Company (Boston Private Financial Holdings, Inc.) (the “Holding Company”). The financial performance of the Company is managed and evaluated by these three areas. The segments are managed separately as a result of the concentrations in each function.
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
Under the current management structure, day to day activities of the non-bank affiliates are managed by the affiliate CEOs. There is only one affiliate within the Bank Segment so the affiliate Bank CEO and the Bank Segment CEO are one and the same. The Segment CEOs have authority with respect to the allocation of capital within their segments, management oversight responsibility, performance assessments, and overall authority and accountability for all of the affiliates, if any, within their segment. The Segment CEO for the non-banks communicates with the affiliate CEOs regarding profit and loss responsibility, strategic planning, priority setting and other matters. The Bank CFO and the non-banking Segment Controller review the affiliate financial detail with the relevant Segment CEOs. The Holding Company’s CFO reviews all affiliate financial detail with the CODM on a monthly basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Description of Reportable Segments
Private Banking
The Private Banking segment operates primarily in three geographic markets: New England, San Francisco Bay, and Southern California.
The Bank currently conducts business under the name of Boston Private Bank & Trust Company in all markets. The Bank is chartered by The Commonwealth of Massachusetts and is insured by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank is principally engaged in providing wealth management and private banking services to high net worth individuals, privately owned businesses, private partnerships, and nonprofit organizations. In addition, the Bank is an active provider of financing for affordable housing, first-time homebuyers, economic development, social services, community revitalization and small businesses.
Investment Management
The Investment Management segment has two consolidated affiliates, including DGHM and Anchor, both of which are registered investment advisers. The Investment Managers serve the needs of pension funds, endowments, trusts, foundations and select institutions, mutual funds and high net worth individuals and their families throughout the U.S. and abroad. The Investment Managers specialize in value-driven equity portfolios with products across the capitalization spectrum. The specific mix of products, services and clientele varies between affiliates. The Investment Managers are located in New England and New York, with one affiliate administrative office in South Florida.
Wealth Advisory
The Wealth Advisory segment has two consolidated affiliates, including KLS and BOS, both of which are registered investment advisers and wealth management firms. The Wealth Advisors provide comprehensive, planning-based financial strategies to high net worth individuals and their families, and non-profit institutions. The services the firms offer include fee-only financial planning, tax planning, tax preparation, estate and insurance planning, retirement planning, charitable planning and intergenerational gifting and succession planning. The Wealth Advisors manage investments covering a wide range of asset classes for both taxable and tax-exempt portfolios. The Wealth Advisors are located in New York, Southern California and Northern California. In the second quarter of 2012, the Company sold its affiliate DTC. Accordingly, prior period and current financial information related to DTC is included with discontinued operations.
Measurement of Segment Profit and Assets
The accounting policies of the segments are the same as those described in Part II. Item 8. “Financial Statements and Supplementary Data—Note 1: Basis of Presentation and Summary of Significant Accounting Policies.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Reconciliation of Reportable Segment Items
The following tables present a reconciliation of the revenues, profits, assets, and other significant items of reportable segments as of and for the year ended December 31, 2013, 2012, and 2011. Interest expense on junior subordinated debentures is reported at the Holding Company.

	For the year ended December 31,
	Net interest income			Non-interest income (3)			Total revenues
	2013	2012	2011	2013	2012	2011	2013	2012	2011
	(In thousands)
Total Bank(s) (1)	$178,199	$189,260	$186,006	$49,001	$34,368	$39,208	$227,200	$223,628	$225,214
Total Investment Managers	20	31	74	43,875	39,201	39,802	43,895	39,232	39,876
Total Wealth Advisors (2)	66	26	27	42,350	37,647	34,553	42,416	37,673	34,580
Total Segments	178,285	189,317	186,107	135,226	111,216	113,563	313,511	300,533	299,670
Holding Company and Eliminations	(4,267)	(6,041)	(7,153)	1,115	3,750	5,348	(3,152)	(2,291)	(1,805)
Total Company	$174,018	$183,276	$178,954	$136,341	$114,966	$118,911	$310,359	$298,242	$297,865

	For the year ended December 31,
	Non-interest expense (4)			Income tax expense/ (benefit) (5)			Net income/ (loss) from continuing operations
	2013	2012	2011	2013	2012	2011	2013	2012	2011
	(In thousands)
Total Bank(s) (1)	$139,876	$149,815	$152,238	$32,696	$25,901	$19,697	$64,628	$51,212	$40,119
Total Investment Managers	33,195	31,359	31,181	3,493	2,688	2,803	7,207	5,185	5,892
Total Wealth Advisors (2)	29,588	28,001	25,193	4,807	3,561	3,439	8,021	6,111	5,948
Total Segments	202,659	209,175	208,612	40,996	32,150	25,939	79,856	62,508	51,959
Holding Company and Eliminations	18,701	23,279	25,712	(8,688)	(11,820)	(11,659)	(13,165)	(13,750)	(15,858)
Total Company	$221,360	$232,454	$234,324	$32,308	$20,330	$14,280	$66,691	$48,758	$36,101

	For the year ended December 31,
	Net income from continuing operations attributable to noncontrolling interests			Net income/ (loss) attributable to the Company (6)			Amortization of intangibles
	2013	2012	2011	2013	2012	2011	2013	2012	2011
	(In thousands)
Total Bank(s) (1)	$—	$—	$—	$64,628	$51,212	$40,119	$277	$133	$404
Total Investment Managers	2,164	1,599	1,727	5,043	3,586	4,165	3,058	3,201	3,319
Total Wealth Advisors (2)	1,784	1,523	1,421	6,237	4,588	4,527	992	1,035	1,077
Total Segments	3,948	3,122	3,148	75,908	59,386	48,811	4,327	4,369	4,800
Holding Company and Eliminations	—	—	—	(5,373)	(6,115)	(9,674)	—	—	—
Total Company	$3,948	$3,122	$3,148	$70,535	$53,271	$39,137	$4,327	$4,369	$4,800

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the year ended December 31,			As of December 31,
	Depreciation			Assets			AUM
	2013	2012	2011	2013	2012	2011	2013	2012	2011
	(In thousands)			(In thousands)			(In millions)
Total Bank(s) (1)	$5,456	$5,772	$5,438	$6,251,087	$6,269,390	$5,843,089	$4,565	$3,941	$3,571
Total Investment Managers	221	247	250	100,609	102,843	105,629	10,401	8,444	7,594
Total Wealth Advisors (2)	363	360	358	73,972	66,869	70,086	9,336	8,052	6,994
Total Segments	6,040	6,379	6,046	6,425,668	6,439,102	6,018,804	24,302	20,437	18,159
Holding Company and Eliminations	195	191	190	11,441	25,903	30,568	(22)	(20)	(19)
Total Company	$6,235	$6,570	$6,236	$6,437,109	$6,465,005	$6,049,372	$24,280	$20,417	$18,140
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

(3)	Included in Private Banking non-interest income for the year ended December 31, 2013 is the $10.6 million gain on sale of the Bank’s three offices in the Pacific Northwest.

(4)
Non-interest expense for 2013 includes no restructuring expenses. Non-interest expense for 2012 includes $5.9 million of restructuring expenses; restructuring expenses incurred by the Private Banking segment amounted to $4.0 million, with the remaining $1.9 million incurred by the Holding Company. Non-interest expense for 2011 includes $8.1 million of restructuring expenses; restructuring expenses incurred by the Private Banking segment amounted to $5.5 million, with the remaining $2.6 million incurred by the Holding Company.

(5)
The Company’s effective tax rate for 2013, 2012, and 2011 are not consistent due to earnings from tax-exempt investments, non-deductible compensation, state and local taxes, income tax credits and income attributable to noncontrolling interests having a different impact on the effective tax rate due primarily to the different levels of income before taxes in years 2013, 2012, and 2011. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 17: Income Taxes” for additional details.

(6)
Net income from discontinued operations for the years ended December 31, 2013, 2012 and 2011 of $7.8 million, $7.6 million, and $6.2 million, respectively, are included in Holding Company and Eliminations in the calculation of net income attributable to the Company.

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
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of December 31, 2013	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available for sale securities
U.S. government and agencies	$2,288	$—	$2,288	$—
Government-sponsored entities	227,940	—	227,940	—
Municipal bonds	218,433	—	218,433	—
Mortgage-backed securities	227,444	—	227,444	—
Other	15,624	15,624	—	—
Total available for sale securities	691,729	15,624	676,105	—
Derivatives—interest rate customer swaps	2,045	—	2,045	—
Derivatives—interest rate swaps	921	—	921	—
Other investments	5,482	5,052	430	—
Liabilities:
Derivative-interest rate customer swaps	$2,029	$—	$2,029	$—
Derivatives - interest rate swaps	543	—	543	—
Derivatives-junior subordinated debenture interest rate swap	3,469	—	3,469	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of December 31, 2012	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available for sale securities:
U.S. government and agencies	$2,753	$—	$2,753	$—
Government-sponsored entities	155,002	—	155,002	—
Municipal bonds	210,984	—	210,984	—
Mortgage-backed securities	317,927	—	317,927	—
Other	12,634	12,634	—	—
Total available for sale securities	699,300	12,634	686,666	—
Derivatives - interest rate customer swaps	2,915	—	2,915	—
Derivatives - customer foreign exchange forward	120	—	120	—
Other investments	5,892	5,206	686	—
Liabilities:
Derivatives - interest rate customer swaps	$3,047	$—	$3,047	$—
Derivatives - customer foreign exchange forward	120	—	120	—
Derivatives-junior subordinated debenture interest rate swap	5,189	—	5,189	—
As of December 31, 2013 and 2012, available for sale securities consisted primarily of U.S. government and agency securities, government-sponsored entities securities, municipal bonds, mortgage-backed securities, and other available for sale securities. The equities (which are categorized as other available for sale securities) are valued with prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement. The government-sponsored entities securities, municipal bonds, mortgage-backed securities, and certain investments in Small Business Administration (“SBA”) loans (which are categorized as U.S. government and agencies securities) generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets. Therefore, they have been categorized as a Level 2 measurement. No investments held at December 31, 2013 and 2012 were categorized as Level 3.
The Company uses interest rate customer swaps, interest rate swaps and a junior subordinated debenture interest rate swap to manage its interest rate risk, and customer foreign exchange forward contracts to manage its foreign exchange risk, if any. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, they have been categorized as a Level 2 measurement as of December 31, 2013 and 2012. See Part I. Item 1. “Notes to Consolidated Financial Statements-Note 9: Derivatives and Hedging Activities” for further details.
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
The Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy as of December 31, 2013 and 2012.
Other investments, which are not considered available for sale investments, consist of deferred compensation trusts for the benefit of certain current or former employees, which consist of publicly traded mutual fund investments that are valued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

at prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement as of December 31, 2013 and 2012. The remaining other investments categorized as Level 2 consist of the Company’s cost-method investments as of December 31, 2013 and 2012.
There were no Level 3 assets at December 31, 2013 or 2012.
The following tables present the Company’s assets and liabilities measured at fair value on a non-recurring basis during the periods ended December 31, 2013 and 2012, respectively, aggregated by the level in the fair value hierarchy within which those measurements fall.

	As of December 31, 2013	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Year ended December 31, 2013
	(In thousands)
Assets:
Impaired loans (1)	$8,734	$—	$—	$8,734	$(2,464)
	$8,734	$—	$—	$8,734	$(2,464)
___________________

(1)	Collateral-dependent impaired loans held at December 31, 2013 that had write-downs in fair value or whose specific reserve changed during 2013.

	As of December 31, 2012	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Year ended December 31, 2012
	(In thousands)
Assets:
Impaired loans (1)	$16,797	$—	$—	$16,797	$(7,173)
OREO (2)	379	—	—	379	(102)
	$17,176	$—	$—	$17,176	$(7,275)
___________________

(1)	Collateral-dependent impaired loans held at December 31, 2012 that had write-downs in fair value or whose specific reserve changed during 2012.

(2)	One OREO property held at December 31, 2012 had a write-down during 2012.
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value.

	As of December 31, 2013
	Fair Value	Valuation technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$8,734	Appraisals of Collateral	Discount for costs to sell	0% - 13%	8%
			Appraisal adjustments	0% - 45%	27%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of December 31, 2012
	Fair Value	Valuation technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$16,797	Appraisals of Collateral	Discount for costs to sell	6% - 13%	8%
			Appraisal adjustments	0% - 59%	23%
OREO	$379	Appraisals of Collateral	Discount for costs to sell	8%	8%
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
The following tables present the carrying values and fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis (other than certain loans, as noted below):

	As of December 31, 2013
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$191,881	$191,881	$191,881	$—	$—
Investment securities held to maturity	112,014	110,917	—	110,917	—
Loans, net	5,036,088	4,985,555	—	—	4,985,555
Loans held for sale	6,123	6,130	—	6,130	—
Other financial assets	117,840	117,840	—	117,840	—
FINANCIAL LIABILITIES:
Deposits	5,110,370	5,113,224	—	5,113,224	—
Securities sold under agreements to repurchase	102,353	102,343	—	102,343	—
Federal Home Loan Bank borrowings	367,254	377,384	—	377,384	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	9,789	9,789	—	9,789	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of December 31, 2012
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$308,744	$308,744	$308,744	$—	$—
Loans, net	4,730,079	4,766,574	—	—	4,766,574
Loans held for sale	308,390	308,908	—	308,908	—
Other financial assets	118,087	118,087	—	118,087	—
FINANCIAL LIABILITIES:
Deposits	4,885,059	4,891,465	—	4,891,465	—
Deposits held for sale	194,084	182,592	—	182,592	—
Securities sold under agreements to repurchase	116,319	117,885	—	117,885	—
Federal Home Loan Bank borrowings	408,121	428,037	—	428,037	—
Junior subordinated debentures	143,647	117,502	—	12,804	104,698
Other financial liabilities	10,058	10,058	—	10,058	—
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
Investment securities held to maturity
Securities held-to-maturity currently include mortgage-backed securities. All held-to-maturity securities are fixed income instruments that are not quoted on an exchange, but may be traded in active markets. The fair value of these securities are based on quoted market prices obtained from external pricing services. The principal market for our securities portfolio is the secondary institutional market, with an exit price that is predominantly reflective of bid level pricing in that market. Accordingly, securities held-to-maturity are included in the Level 2 fair value category.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Junior subordinated debentures
At December 31, 2012, the fair value of the junior subordinated debentures acquired in the acquisitions of FPB, Gibraltar, and Charter were estimated using Level 3 inputs such as the interest rates on these securities, current rates for similar debt, a consideration for illiquidity of trading in the debt, and pending regulatory changes that would result in an unfavorable change in the regulatory capital treatment of this type of debt. During 2013, the Company redeemed these junior subordinated debentures.
The fair value of the junior subordinated debentures issued by Boston Private Capital Trust II was also estimated using the same Level 3 inputs as discussed in the preceding paragraph at December 31, 2013 and 2012.
The fair value of the junior subordinated debentures issued by Boston Private Capital Trust I was estimated based on the current market price of the securities as of December 31, 2012 and therefore was classified as Level 2. However, at December 31, 2013, there were no recent sales of these securities to use in estimating the fair value based on Level 2 inputs. Therefore, at December 31, 2013, these securities were valued with Level 3 inputs, as discussed in the preceding paragraphs.
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
Loans sold to investors have recourse to the Company on any loans that are deemed to have been fraudulent or misrepresented. In addition, investors would require the Company to repurchase any loan sold which has a first payment default. The Company has not repurchased any loans during the three years ended December 31, 2013.
Financial instruments with off-balance sheet risk are summarized as follows:

	December 31,
	2013	2012
	(In thousands)
Commitments to originate loans
Variable rate	$93,473	$60,344
Fixed rate	27,341	24,609
Total commitments to originate new loans	$120,814	$84,953
Unadvanced portion of loans and unused lines of credit	$1,057,021	$929,305
Standby letters of credit	$31,766	$21,802
Forward commitments to sell loans	$12,256	$83,955

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

23.    BOSTON PRIVATE FINANCIAL HOLDINGS, INC. (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

	December 31, 2013	December 31, 2012
	(In thousands)
Assets:
Cash and cash equivalents	$32,554	$61,221
Investment in wholly-owned and majority-owned subsidiaries:
Bank	573,426	544,160
Non-banks	142,301	135,426
Investment in partnerships and trusts	6,340	7,143
Deferred income taxes	2,209	19,092
Other assets	20,267	18,273
Total assets	$777,097	$785,315
Liabilities:
Junior subordinated debentures	$106,363	$143,647
Other liabilities	17,578	19,279
Total liabilities	123,941	162,926
Redeemable Noncontrolling Interests (1)	19,639	19,287
Total Shareholders’ Equity	633,517	603,102
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$777,097	$785,315
___________________

(1)	Represents the maximum redemption value of noncontrolling interests.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Income:
Interest income	$140	$218	$323
Gain on repurchase of debt	620	3,444	4,230
Dividends from subsidiaries:
Bank(s)	27,900	10,300	7,400
Non-banks	24,045	17,559	23,247
Other income	496	306	1,147
Total income	53,201	31,827	36,347
Operating Expense:
Salaries and employee benefits	11,888	15,066	15,286
Professional fees	3,064	3,224	4,184
Interest expense	4,408	6,258	7,474
Restructuring Expense (1)	—	1,897	2,609
Other expenses	3,749	3,093	3,664
Total operating expense	23,109	29,538	33,217
Income before income taxes	30,092	2,289	3,130
Income tax benefit	(8,688)	(11,820)	(11,659)
Net income from discontinued operations	7,792	7,635	6,184
Income before equity in undistributed earnings of subsidiaries	46,572	21,744	20,973
Equity in undistributed earnings of subsidiaries	23,963	31,527	18,164
Net income attributable to the Company	$70,535	$53,271	$39,137
____________

(1)	Includes severance expense of $1.9 million and $0.4 million for the years ended December 31, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income attributable to the Company	$70,535	$53,271	$39,137
Net income from discontinued operations	7,792	7,635	6,184
Net income from continuing operations	62,743	45,636	32,953
Adjustments to reconcile net income from continuing operations to net cash provided by/ (used in) operating activities:
Equity in earnings of subsidiaries:
Bank(s)	(64,628)	(51,212)	(40,119)
Non-banks	(11,280)	(8,174)	(8,777)
Dividends from subsidiaries:
Bank(s)	27,900	10,300	7,400
Non-banks	24,045	17,559	23,247
Gain on repurchase of debt	(620)	(3,444)	(4,230)
Deferred income tax expense/ (benefit)	4,873	3,963	(4,279)
Depreciation and amortization	3,187	5,613	3,288
Net decrease/ (increase) in other operating activities	(6,630)	(11,075)	(1,557)
Net cash provided by/ (used in) operating activities of continuing operations	39,590	9,166	7,926
Net cash provided by/ (used in) operating activities of discontinued operations	7,792	7,635	6,184
Net cash provided by/ (used in) operating activities	47,382	16,801	14,110
Cash flows from investing activities:
Cash paid for acquisitions, including deferred acquisition obligations	—	—	(217)
Capital investments in subsidiaries:
Bank(s)	—	—	—
Non-banks	(356)	(5,191)	—
Cash received from divestitures	747	5,964	2,752
Net cash (used in)/ provided by in other investing activities	(115)	897	—
Net cash provided by/ (used in) investing activities of continuing operations	276	1,670	2,535
Net cash provided by/ (used in) investing activities of discontinued operations	—	—	—
Net cash provided by/ (used in) investing activities	276	1,670	2,535
Cash flows from financing activities:
Repurchase of debt	(35,536)	(33,749)	(6,988)
Proceeds from issuance of Series D preferred stock, net	47,753	—	—
Repurchase of Series B preferred stock, including deemed dividend at repurchase	(69,827)	—	—
Dividends paid to common shareholders	(19,129)	(3,125)	(3,089)
Dividends paid to preferred shareholders	(2,660)	(290)	(290)
Tax deficiency from certain stock compensation awards	(663)	(1,588)	(1,706)
Repurchase of warrants	—	(15,000)	—
Proceeds from stock option exercises	2,332	738	205
Proceeds from issuance of common stock, net	4,583	3,198	5,288
Other equity adjustments	(3,178)	(4,305)	(1,657)
Net cash provided by/ (used in) financing activities of continuing operations	(76,325)	(54,121)	(8,237)
Net cash provided by/ (used in) financing activities of discontinued operations	—	—	—
Net cash provided by/ (used in) financing activities	(76,325)	(54,121)	(8,237)
Net (decrease)/ increase in cash and cash equivalents	(28,667)	(35,650)	8,408
Cash and cash equivalents at beginning of year	61,221	96,871	88,463
Cash and cash equivalents at end of year	$32,554	$61,221	$96,871

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

24.     REGULATORY MATTERS
Investment Management and Wealth Advisory
The Company’s investment management and wealth advisory businesses are highly regulated, primarily at the federal level by the SEC, and by state regulatory agencies. The Company has subsidiaries which are registered investment advisers under the Investment Advisers Act of 1940. The Investment Advisers Act of 1940 imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational, and disclosure obligations. The subsidiaries, as investment advisers, are also subject to regulation under the federal and state securities laws and the fiduciary laws of certain states. In addition, the Company has subsidiaries which act as sub-advisers to mutual funds, which are registered under the Investment Company Act of 1940 and are subject to that Act’s provisions and regulations. The Company’s subsidiaries are also subject to the provisions and regulations of ERISA, to the extent any such entities act as a “fiduciary” under ERISA with respect to certain of its clients. ERISA and the related provisions of the federal tax laws impose a number of duties on persons who are fiduciaries under ERISA, and prohibit certain transactions involving the assets of each ERISA plan which is a client, as well as certain transactions by the fiduciaries and certain other related parties to such plans.
Banking
The Company and the Bank are subject to extensive supervision and regulation by the Federal Reserve, the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law, and the Massachusetts Commissioner of Banks. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of collateral for certain loans. The laws and regulations governing the Bank generally have been promulgated to foster the safety and soundness of the Bank and protect depositors, and not for the purpose of protecting shareholders of the Company.
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
Current FDIC regulations governing capital requirements state that FDIC-insured institutions, to be adequately capitalized, must have qualifying total risk-based capital to risk-weighted assets of at least 8%, of which at least 4% must be Tier I capital. The primary items in the Company’s Tier I capital include total equity, trust preferred securities, and redeemable noncontrolling interests, less accumulated other comprehensive income and, goodwill and intangible assets. Assets and off-balance sheet items are assigned to four risk categories, each with appropriate weights. The resulting capital ratio represents Tier I capital as a percentage of risk-weighted assets and off-balance sheet items. The risk-based capital rules are designed to make regulatory capital more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets.
The following table presents the Company’s and the Bank’s amount of regulatory capital and related ratios as of December 31, 2013 and 2012. Also presented are the capital guidelines established by the Federal Reserve, which pertain to the Company, and by the FDIC, which pertains to the Bank. To be categorized as “adequately capitalized,” the Company and the Bank must be in compliance with these “adequately capitalized” ratios. To be categorized as “well capitalized,” the Company and the Bank must be in compliance with these “well capitalized” ratios and not subject to any written agreement, order, capital directive, or prompt corrective action directive. The Federal Reserve, the FDIC, and the Massachusetts Commissioner of Banks may impose higher capital ratios than those listed below based on the results of regulatory exams. The Company and the Bank were categorized as “well capitalized” as of December 31, 2013 and 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Actual		For capital adequacy purposes (at least)		To be well capitalized under prompt corrective action provisions (at least)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of December 31, 2013
Total risk-based capital
Company	$689,767	14.77%	$373,483	8.0%	$466,854	10.0%
Boston Private Bank	631,510	13.63	354,285	8.0	442,856	10.0
Tier I risk-based capital
Company	631,041	13.52	186,741	4.0	280,112	6.0
Boston Private Bank	573,340	12.37	177,112	4.0	265,714	6.0
Tier I leverage capital
Company	631,041	10.09	250,085	4.0	312,606	5.0
Boston Private Bank	573,340	9.27	239,663	4.0	299,579	5.0

As of December 31, 2012
Total risk-based capital
Company	$676,206	14.61%	$370,223	8.0%	$462,779	10.0%
Boston Private Bank	594,422	12.94	367,522	8.0	459,402	10.0
Tier I risk-based capital
Company	617,965	13.35	185,112	4.0	277,667	6.0
Boston Private Bank	536,649	11.68	183,761	4.0	275,641	6.0
Tier I leverage capital
Company	617,965	9.94	248,692	4.0	310,865	5.0
Boston Private Bank	536,649	8.73	245,755	4.0	307,194	5.0
Bank regulatory authorities restrict the Bank from lending or advancing funds to, or investing in the securities of, the Company. Further, these authorities restrict the amounts available for the payment of dividends by the Bank to the Company.
As of the filing of this Annual Report on Form 10-K, the Company has sponsored the creation of, or assumed sponsorship of, three statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. The Company canceled one statutory trusts in August 2013 and another in January 2014, after the Company repurchased all of the respective trusts’ trust preferred securities.
In accordance with ASC 810-10-55, Consolidation - Overall - Implementation Guidance and Illustrations - Variable Interest Entities, these statutory trusts created by, or assumed by, the Company are not consolidated into the Company’s financial statements; however, the Company reflects the amounts of junior subordinated debentures payable to the preferred stockholders of statutory trusts as debt in its financial statements. As of December 31, 2013, and December 31, 2012 all $100.0 million, and $136.5 million, respectively of the net balance of these trust preferred securities qualified as Tier I capital. Tier I capital is included in the calculation of all three capital ratios in the above table, while Tier II capital is only included in the calculation of total risk-based capital in the above table.
For the year ending December 31, 2013, the Company repurchased $36.5 million of its junior subordinated debentures.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

26.    SELECTED QUARTERLY DATA (UNAUDITED)
The following tables present selected quarterly financial data for 2013 and 2012:

	2013 (1)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Revenues
Net interest income	$43,541	$42,302	$43,899	$44,276
Fees and other income	34,345	30,251	41,006	30,739
Total revenues	77,886	72,553	84,905	75,015
Provision/ (credit) for loan losses	(2,000)	(6,000)	(2,000)	—
Operating expense	55,705	52,110	56,838	56,707
Income before income taxes	24,181	26,443	30,067	18,308
Income tax expense	7,303	8,557	10,551	5,897
Net income from discontinued operations	1,968	1,321	2,781	1,722
Less: Net income attributable to noncontrolling interests	1,178	871	969	930
Net income attributable to the Company	$17,668	$18,336	$21,328	$13,203
Net earnings per share attributable to the Company’s common shareholders:
Basic earnings per share (2)	$0.21	$0.23	$0.11	$0.15
Diluted earnings per share (2)	$0.20	$0.22	$0.11	$0.15

	2012 (1)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Revenues
Net interest income	$45,546	$46,366	$46,596	$44,768
Fees and other income	30,446	28,769	28,153	27,598
Total revenues	75,992	75,135	74,749	72,366
Provision/ (credit) for loan losses	(5,000)	(4,000)	1,700	4,000
Operating expense	62,889	58,315	55,479	55,771
Income before income taxes	18,103	20,820	17,570	12,595
Income tax expense	6,115	5,124	5,240	3,851
Net income from discontinued operations	1,819	1,672	2,590	1,554
Less: Net income attributable to noncontrolling interests	715	855	759	793
Net income attributable to the Company	$13,092	$16,513	$14,161	$9,505
Net earnings per share attributable to the Company’s common shareholders:
Basic earnings per share (2)	$0.15	$0.19	$0.17	$0.11
Diluted earnings per share (2)	$0.15	$0.19	$0.17	$0.11
___________________

(1)	Due to rounding, the sum of the four quarters may not add to the year to date total.

(2)	Includes the effect of adjustments to net income attributable to the Company to arrive at net income attributable to common shareholders.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Boston Private Financial Holdings, Inc.:
We have audited the accompanying consolidated balance sheets of Boston Private Financial Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boston Private Financial Holdings, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Boston Private Financial Holdings, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/  KPMG LLP
Boston, Massachusetts
February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Boston Private Financial Holdings, Inc.:
We have audited Boston Private Financial Holdings, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Boston Private Financial Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Boston Private Financial Holdings, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 28, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/  KPMG LLP
Boston, Massachusetts
February 28, 2014

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
Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of December 31, 2013 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries:

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Company used the criteria set forth in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, the Company believes that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on the criteria established by Internal Control—Integrated Framework (1992) issued by COSO.
KPMG LLP, the independent registered public accounting firm that reported on the Company’s consolidated financial statements, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. This report can be found on page #SectionPage#.
C.Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting in 2013.

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

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
Financial Statements and Exhibits

1.Financial Statements

2.Financial Schedules
None

3.    Exhibits

Exhibit Number	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed or Furnished with this 10-K
3.1	Restated Articles of Organization of Boston Private Financial Holdings, Inc.	8-K	8/2/2010	3.1
3.2	Amended and Restated By-Laws of Boston Private Financial Holdings, Inc.	8-K	8/2/2010	3.2
3.3	Articles of Amendment of Boston Private Financial Holdings, Inc.	8-K	5/2/2012	3.1
3.4	Articles of Amendment of Boston Private Financial Holdings, Inc.	8-K	4/22/2013	3.1
3.5	Articles of Amendment of Boston Private Financial Holdings, Inc.	8-A	4/24/2013	3.5
4.1	Form of Warrant for Purchase of Shares of Common Stock (included as part of Exhibit 10.47)	8-A	2/2/2011	4.1
4.2	Master Deposit Agreement, dated April 24, 2013, by and among the Registrant, Computershare Trust Company, N.A., and Computershare Inc., collectively, as depositary, and the holders from time to time of the depositary receipts described therein.	8-A	4/24/2013	4.1
4.3	Form of Certificate Representing Series D Preferred Stock	8-A	4/24/2013	4.2
*10.1	Employee Incentive Stock Option Plan of Boston Private Financial Holdings, Inc.	S-1	4/1/1991	10.1
*10.2	Employee Incentive Compensation Plan of Boston Private Financial Holdings, Inc.	S-1	4/1/1991	10.2
*10.3	Boston Private Financial Holdings, Inc. 2001 Employee Stock Purchase Plan (As Amended and Restated as of January 1, 2010)	10-Q	5/7/2010	10.1
*10.4	Boston Private Financial Holdings, Inc. 2006 Non-Qualified Employee Stock Purchase Plan	S-8	6/2/2006	99.1
*10.5	1998 Amendment and Restatement of Directors’ Stock Option Plan of Boston Private Financial Holdings, Inc., as amended February 7, 2003	10-K	3/12/2004	10.21
*10.6	Boston Private Financial Holdings, Inc. 2004 Stock Option and Incentive Plan	S-8	6/15/2004	99.1
*10.7	Form of Non-Qualified Stock Option Agreement for Employees under the Boston Private Financial Holdings, Inc. 2004 Stock Option and Incentive Plan	8-K	12/20/2006	10.1
*10.8	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Boston Private Financial Holdings, Inc. 2004 Stock Option and Incentive Plan	8-K	12/20/2006	10.2
*10.9	Form of Restricted Stock Award under the Boston Private Financial Holdings, Inc. 2004 Stock Option and Incentive Plan	8-K	12/20/2006	10.3
*10.10	Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	S-8	5/14/2009	99.1
*10.11	Form of Non-Qualified Stock Option Agreement for Employees under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-K	3/13/2012	10.11
*10.12	Form of Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	8/7/2009	10.3
*10.13	Form of Performance Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-K	3/11/2011	10.13
*10.14	Form of Amendment to Performance Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-K	3/11/2011	10.14

Exhibit Number	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed or Furnished with this 10-K
*10.15	Form of Non-Qualified Stock Option Agreement for Employees under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	8/5/2011	10.4
*10.16	Form of Restricted Stock Agreement under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	8/5/2011	10.2
*10.17	Form of Performance Restricted Stock Agreement under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	8/5/2011	10.3
*10.18	Form of Restricted Stock Agreement Under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	5/8/2012	10.1
*10.19	Form of Performance Stock Agreement Under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	5/8/2012	10.2
*10.20	Form of Stock Option Agreement Under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	5/8/2012	10.3
*10.21	Boston Private Financial Holdings, Inc. Amended and Restated 1997 Long-Term Incentive Plan	10-K	3/13/2002	10.16
*10.22	Boston Private Financial Holdings, Inc. Deferred Compensation Plan, As Amended and Restated as of January 1, 2009	10-K	3/12/2010	10.44
*10.23	Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	8-K	6/8/2010	10.2
*10.24	First Amendment to Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	8-K	8/2/2010	10.1
*10.25	Inducement Restricted Stock Award Agreement Under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, dated August 2, 2010, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	8-K	8/2/2010	10.2
*10.26	Time-Based Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, dated August 2, 2010, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	8-K	8/2/2010	10.3
*10.27	Vesting Clarification Letter, dated March 8, 2012, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	10-K	3/13/2012	10.25
*10.28	2009 Performance Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, dated August 2, 2010, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	8-K	8/2/2010	10.4
*10.29	Amendment to 2009 Performance Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, dated March 10, 2011, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	10-K	3/11/2011	10.22
*10.30	2010 Performance Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, dated August 2, 2010, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	8-K	8/2/2010	10.5
*10.31	Amendment to 2010 Performance Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, dated March 10, 2011, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	10-K	3/11/2011	10.24
*10.32	Boston Private Financial Holdings, Inc. Executive Bonus Plan	8-K	2/3/2009	10.4
*10.33	Annual Executive Incentive Plan of Boston Private Financial Holdings, Inc.	8-K	5/2/2011	99.1
*10.34	Employment Agreement, dated June 7, 2010, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	8-K	6/8/2010	10.1

Exhibit Number	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed or Furnished with this 10-K
*10.35	Employment Agreement dated March 29, 2011 by and between Boston Private Financial Holdings, Inc. and Mark D. Thompson	8-K	3/31/2011	10.1
*10.36	Vesting Clarification Letter, dated March 8, 2012, by and between Boston Private Financial Holdings, Inc. and Mark D. Thompson	10-K	3/13/2012	10.13
*10.37	Change in Control Protection Agreement, dated November 21, 2003, by and between Boston Private Financial Holdings, Inc. and Margaret W. Chambers	10-K	3/15/2005	10.24
*10.38	Change in Control Protection Agreement, dated January 28, 2009, by and between Boston Private Financial Holdings, Inc. and David J. Kaye	8-K	2/3/2009	10.2
*10.39	Letter Agreement, dated July 3, 2007, by and between Boston Private Financial Holdings, Inc. and David J. Kaye	10-Q	11/6/2009	10.1
*10.40	Change in Control Protection Agreement, dated January 28, 2009, by and between Boston Private Financial Holdings, Inc. and Martha T. Higgins	8-K	2/3/2009	10.3
10.41	Indenture, dated October 12, 2004, between Boston Private Financial Holdings, Inc. and Sun Trust Bank, as debenture trustee	8-K	10/15/2004	10.1
10.42	Guarantee Agreement, dated as of October 12, 2004, by Boston Private Financial Holdings, Inc. and Sun Trust Bank, as trustee, for the benefit of the holders from time to time of the Trust Preferred Securities and Trust Common Securities of Boston Private Capital Trust I	8-K	10/15/2004	10.2
10.43	Amended and Restated Declaration of Trust of Boston Private Capital Trust I, dated October 12, 2004	8-K	10/15/2004	10.3
10.44	Indenture, dated September 27, 2005, between Boston Private Financial Holdings, Inc. and Wilmington Trust Company, as debenture trustee	8-K	9/30/2005	10.1
10.45	Guarantee Agreement, dated as of September 27, 2005, by Boston Private Financial Holdings, Inc. and Wilmington Trust Company, as trustee, for the benefit of the holders from time to time of the Capital Securities of Boston Private Capital Trust II	8-K	9/30/2005	10.2
10.46	Amended and Restated Declaration of Trust of Boston Private Capital Trust II, dated September 27, 2005	8-K	9/30/2005	10.3
10.47	Warrant Agreement, dated February 1, 2011, among Boston Private Financial Holdings, Inc., Computershare, Inc. and Computershare Trust Company, N.A.	8-A	2/2/2011	4.1
10.48	Separation Agreement, dated October 10, 2012, by and between the Company and James D. Dawson	8-K	11/2/2012	10.1
14.1	Code of Business Conduct and Ethics				Filed
21.1	List of Subsidiaries of Boston Private Financial Holdings, Inc.				Filed
23.1	Consent of KPMG LLP, an independent registered public accounting firm				Filed
31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished

Exhibit Number	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed or Furnished with this 10-K
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
101.INS	XBRL Instance Document				Furnished
101.SCH	XBRL Taxonomy Extension Schema Document				Furnished
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Furnished
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Furnished
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Furnished
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Furnished

*    Represents management contract or compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this day, February 28, 2014.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

By:	/s/ CLAYTON G. DEUTSCH
Clayton G. Deutsch
Chief Executive Officer and President (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated.

/s/ CLAYTON G. DEUTSCH	Chief Executive Officer, President and Director (Principal Executive Officer)	February 28, 2014
Clayton G. Deutsch

/s/ DAVID J. KAYE	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 28, 2014
David J. Kaye

/s/ JOSEPH D. REGAN	Senior Vice President and Controller (Principal Accounting Officer)	February 28, 2014
Joseph D. Regan

/s/ STEPHEN M. WATERS	Chairman	February 28, 2014
Stephen M. Waters

/s/ HERBERT S. ALEXANDER	Director	February 28, 2014
Herbert S. Alexander

/s/ EUGENE S. COLANGELO	Director	February 28, 2014
Eugene S. Colangelo

/s/ LYNN THOMPSON HOFFMAN	Director	February 28, 2014
Lynn Thompson Hoffman

/s/ DEBORAH F. KUENSTNER	Director	February 28, 2014
Deborah F. Kuenstner

/s/ JOHN MORTON III	Director	February 28, 2014
John Morton III

/s/ WILLIAM J. SHEA	Director	February 28, 2014
William J. Shea

/s/ DR. ALLEN L. SINAI	Director	February 28, 2014
Dr. Allen L. Sinai