Form 10-Q
period 2014-03-31
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2014-05-07
CIK 821127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 2, 2014:

Common Stock, Par Value $1.00 Per Share	80,006,528
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION, ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2014	December 31, 2013
	(In thousands, except share and per share data)
Assets:
Cash and cash equivalents	$398,687	$191,881
Investment securities available for sale (amortized cost of $701,824 and $694,832 at March 31, 2014 and December 31, 2013, respectively)	700,531	691,729
Investment securities held to maturity (fair value of $127,719 and $110,917 at March 31, 2014 and December 31, 2013, respectively)	127,938	112,014
Stock in Federal Home Loan Banks	37,450	38,612
Loans held for sale	2,297	6,123
Total loans	5,162,470	5,112,459
Less: Allowance for loan losses	76,605	76,371
Net loans	5,085,865	5,036,088
Other real estate owned (“OREO”)	921	776
Premises and equipment, net	29,045	29,158
Goodwill	110,180	110,180
Intangible assets, net	19,551	20,604
Fees receivable	11,039	12,119
Accrued interest receivable	15,057	14,416
Deferred income taxes, net	53,716	55,364
Other assets	113,143	118,045
Total assets	$6,705,420	$6,437,109
Liabilities:
Deposits	$5,341,644	$5,110,370
Securities sold under agreements to repurchase	93,550	102,353
Federal funds purchased	15,000	—
Federal Home Loan Bank borrowings	394,458	367,254
Junior subordinated debentures	106,363	106,363
Other liabilities	87,652	97,613
Total liabilities	6,038,667	5,783,953
Redeemable Noncontrolling Interests	20,774	19,468
Shareholders’ Equity:
Preferred stock, $1.00 par value; authorized: 2,000,000 shares; Series D, 6.95% Non-Cumulative Perpetual, issued and outstanding: 50,000 shares at March 31, 2014 and December 31, 2013; liquidation preference: $1,000 per share	47,753	47,753
Common stock, $1.00 par value; authorized: 170,000,000 shares; issued and outstanding: 80,001,139 shares at March 31, 2014 and 79,837,612 shares at December 31, 2013	80,001	79,838
Additional paid-in capital	610,590	616,334
Accumulated deficit	(89,170)	(106,211)
Accumulated other comprehensive income/ (loss)	(3,305)	(4,197)
Total Company’s shareholders’ equity	645,869	633,517
Noncontrolling interests	110	171
Total shareholders’ equity	645,979	633,688
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$6,705,420	$6,437,109
See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended March 31,
	2014	2013
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$47,214	$49,350
Taxable investment securities	636	511
Non-taxable investment securities	904	839
Mortgage-backed securities	1,936	1,402
Federal funds sold and other	346	179
Total interest and dividend income	51,036	52,281
Interest expense:
Deposits	3,216	3,786
Federal Home Loan Bank borrowings	2,326	2,831
Junior subordinated debentures	955	1,154
Repurchase agreements and other short-term borrowings	17	234
Total interest expense	6,514	8,005
Net interest income	44,522	44,276
Provision/ (credit) for loan losses	(1,200)	—
Net interest income after provision for loan losses	45,722	44,276
Fees and other income:
Investment management fees	11,461	10,086
Wealth advisory fees	11,473	10,068
Private banking wealth management and trust fees	6,961	6,782
Other banking fee income	1,680	1,798
Gain on sale of loans, net	89	1,187
Gain on repurchase of debt	—	574
Gain on sale of investments, net	1	10
Gain/ (loss) on OREO, net	819	34
Other	249	222
Total fees and other income	32,733	30,761
Operating expense:
Salaries and employee benefits	36,574	37,449
Occupancy and equipment	7,797	7,507
Professional services	2,843	2,661
Marketing and business development	1,426	1,436
Contract services and data processing	1,438	1,568
Amortization of intangibles	1,053	1,118
FDIC insurance	896	1,040
Other	2,941	3,807
Total operating expense	54,968	56,586
Income before income taxes	23,487	18,451
Income tax expense	7,138	6,040
Net income from continuing operations	16,349	12,411
Net income from discontinued operations	1,928	1,722
Net income before attribution to noncontrolling interests	18,277	14,133
(Continued)

	Three months ended March 31,
	2014	2013
	(In thousands, except share and per share data)
Less: Net income attributable to noncontrolling interests	1,236	930
Net income attributable to the Company	$17,041	$13,203
Adjustments to net income attributable to the Company to arrive at net income attributable to common shareholders	$(1,178)	$(1,365)
Net income attributable to common shareholders for earnings per share calculation	$15,863	$11,838
Basic earnings per share attributable to common shareholders:
From continuing operations:	$0.18	$0.13
From discontinued operations:	$0.02	$0.02
Total attributable to common shareholders:	$0.20	$0.15
Weighted average basic common shares outstanding	78,145,185	76,818,610
Diluted earnings per share attributable to common shareholders:
From continuing operations:	$0.18	$0.13
From discontinued operations:	$0.02	$0.02
Total attributable to common shareholders:	$0.20	$0.15
Weighted average diluted common shares outstanding	80,010,890	77,825,430

 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended March 31,
	2014	2013
	(In thousands)
Net income attributable to the Company	$17,041	$13,203
Other comprehensive income/ (loss), net of tax:
Unrealized gain/ (loss) on securities available for sale	1,125	(609)
Reclassification adjustment for net realized gain/ (loss) included in net income	1	6
Net unrealized gain/ (loss) on securities available for sale	1,124	(615)
Unrealized gain/ (loss) on cash flow hedges	(587)	(63)
Reclassification adjustment for net realized gain/ (loss) included in net income	(355)	(270)
Net unrealized gain/ (loss) on cash flow hedges	(232)	207
Net unrealized gain/ (loss) on other	—	(156)
Other comprehensive income/ (loss), net of tax	892	(564)
Total comprehensive income/ (loss) attributable to the Company, net	$17,933	$12,639
 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/ (Loss)	Non- controlling Interests	Total
	(In thousands, except share data)
Balance, December 31, 2012	$58,089	$78,744	$640,891	$(176,746)	$2,124	$—	$603,102
Net income attributable to the Company	—	—	—	13,203	—	—	13,203
Other comprehensive income/ (loss), net	—	—	—	—	(564)	—	(564)
Dividends paid to common shareholders: $0.05 per share	—	—	(4,003)	—	—	—	(4,003)
Dividends paid to preferred shareholder	—	—	(363)	—	—	—	(363)
Net proceeds from issuance of 71,891 shares of common stock	—	72	479	—	—	—	551
Issuance of 88,033 shares of incentive stock grants, net of 6,615 shares canceled or forfeited	—	81	(81)	—	—	—	—
Amortization of stock compensation and employee stock purchase plan	—	—	2,278	—	—	—	2,278
Stock options exercised	—	157	1,045	—	—	—	1,202
Tax deficiency from certain stock compensation awards	—	—	(672)	—	—	—	(672)
Other equity adjustments	—	—	2,344	—	—	—	2,344
Balance, March 31, 2013	$58,089	$79,054	$641,918	$(163,543)	$1,560	$—	$617,078

Balance, December 31, 2013	$47,753	$79,838	$616,334	$(106,211)	$(4,197)	$171	$633,688
Net income attributable to the Company	—	—	—	17,041	—	—	17,041
Other comprehensive income/ (loss), net	—	—	—	—	892	—	892
Dividends paid to common shareholders: $0.08 per share	—	—	(6,386)	—	—	—	(6,386)
Dividends paid to preferred shareholders	—	—	(869)	—	—	—	(869)
Distributions to noncontrolling interests	—	—	—	—	—	(61)	(61)
Net proceeds from issuance of 61,440 shares of common stock	—	61	514	—	—	—	575
Issuance of 7,855 shares of incentive stock grants, net of 50,022 shares canceled or forfeited and 23,505 shares withheld for employee taxes	—	(66)	(247)	—	—	—	(313)
Amortization of stock compensation and employee stock purchase plan	—	—	1,197	—	—	—	1,197
Stock options exercised	—	168	1,143	—	—	—	1,311
Tax deficiency from certain stock compensation awards	—	—	(26)	—	—	—	(26)
Other equity adjustments	—	—	(1,070)	—	—	—	(1,070)
Balance, March 31, 2014	$47,753	$80,001	$610,590	$(89,170)	$(3,305)	$110	$645,979

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income attributable to the Company	$17,041	$13,203
Adjustments to arrive at net income from continuing operations
Net income attributable to noncontrolling interests	1,236	930
Less: Net income from discontinued operations	(1,928)	(1,722)
Net income from continuing operations	16,349	12,411
Adjustments to reconcile net income from continuing operations to net cash provided by/ (used in) operating activities:
Depreciation and amortization	4,593	5,203
Net income attributable to noncontrolling interests	(1,236)	(930)
Equity issued as compensation	1,197	2,278
Provision/ (credit) for loan losses	(1,200)	—
Loans originated for sale	(9,262)	(73,290)
Proceeds from sale of loans held for sale	13,177	93,335
Gain on repurchase of debt	—	(574)
Deferred income tax expense/ (benefit)	1,088	1,346
Net decrease/ (increase) in other operating activities	(4,437)	(5,935)
Net cash provided by/ (used in) operating activities of continuing operations	20,269	33,844
Net cash provided by/ (used in) operating activities of discontinued operations	1,928	1,722
Net cash provided by/ (used in) operating activities	22,197	35,566
Cash flows from investing activities:
Investment securities available for sale:
Purchases	(76,236)	(106,697)
Sales	5,328	1,451
Maturities, redemptions, and principal payments	62,447	64,829
Investment securities held to maturity:
Purchases	(19,307)	—
Principal payments	3,180	—
(Investments)/ distributions in trusts, net	(137)	(118)
(Purchase)/ redemption of Federal Home Loan Banks stock	1,162	1,545
Net (increase)/ decrease in portfolio loans	(50,496)	18,112
Proceeds from recoveries of loans previously charged-off	1,579	1,122
Proceeds from sale of OREO	819	844
Proceeds from sale of portfolio loans	—	9,449
Capital expenditures	(1,636)	(3,453)
Cash used in other investing activities	—	(224)
Net cash provided by/ (used in) investing activities of continuing operations	(73,297)	(13,140)
Net cash provided by/ (used in) investing activities	(73,297)	(13,140)
(Continued)

	Three months ended March 31,
	2014	2013
	(In thousands)
Cash flows from financing activities:
Net increase/ (decrease) in deposits, including deposits held for sale	231,274	(373,540)
Net (decrease)/ increase in securities sold under agreements to repurchase	(8,803)	5,868
Net (decrease)/ increase in federal funds purchased	15,000	50,000
Net (decrease)/ increase in short-term Federal Home Loan Bank borrowings	30,000	60,000
Advances of long-term Federal Home Loan Bank borrowings	5,000	20,000
Repayments of long-term Federal Home Loan Bank borrowings	(7,796)	(26,710)
Repurchase of debt	—	(8,932)
Dividends paid to common shareholders	(6,386)	(4,003)
Dividends paid to preferred shareholders	(869)	(363)
Tax deficiency from certain stock compensation awards	(26)	(672)
Proceeds from stock option exercises	1,311	1,202
Proceeds from issuance of common stock, net	262	551
Distributions paid to noncontrolling interests	(1,215)	(729)
Other equity adjustments	154	294
Net cash provided by/ (used in) financing activities of continuing operations	257,906	(277,034)
Net cash provided by/ (used in) financing activities	257,906	(277,034)
Net increase/ (decrease) in cash and cash equivalents	206,806	(254,608)
Cash and cash equivalents at beginning of year	191,881	308,744
Cash and cash equivalents at end of period	$398,687	$54,136
Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$6,324	$7,873
Cash paid for income taxes, net of (refunds received)	2,666	2,809
Change in unrealized gain/ (loss) on securities available for sale, net of tax	1,124	(615)
Change in unrealized gain/ (loss) on cash flow hedges, net of tax	(232)	207
Change in unrealized gain/ (loss) on other, net of tax	—	(156)
Non-cash transactions:
Loans transferred into/ (out of) other real estate owned from/ (to) held for sale or portfolio	145	(477)
Loans transferred into/ (out of) held for sale from/ (to) portfolio	—	9,097
Loans charged-off	(145)	(2,893)

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
The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (“SEC”). Prior period amounts are reclassified whenever necessary to conform to the current period presentation.
On January 1, 2014, the Company early adopted Accounting Standards Update (“ASU”) 2014-01 Investments - Equity Methods and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects, (“ASU 2014-01”). As a result of adopting ASU 2014-01, amortization expense of these investments, which was previously reported as an operating expense, is now reported with income tax expense and is measured using the proportional amortization method. There was no change to the reporting of the related tax benefits from tax losses and credits, which have always been reported within income tax expense. ASU 2014-01 required retrospective adoption. Therefore, prior periods have been reclassified to conform to current period presentation. Included within income tax expense for the three months ending March 31, 2014 and 2013 is $0.2 million and $0.1 million, respectively, of amortization of investments and $0.3 million and $0.2 million, respectively, of related tax benefits from tax losses and credits.
The Company’s significant accounting policies are described in Part II. Item 8. “Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC. For interim reporting purposes, the Company follows the same significant accounting policies.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

2.    Earnings Per Share
The two class method of calculating earnings per share (“EPS”) is presented below for the three months ended March 31, 2014 and 2013. The following tables present the computations of basic and diluted EPS:

	Three months ended March 31,
	2014	2013
	(In thousands, except share and per share data)
Basic earnings per share - Numerator:
Net income from continuing operations	$16,349	$12,411
Less: Net income attributable to noncontrolling interests	1,236	930
Net income from continuing operations attributable to the Company	15,113	11,481
Decrease/ (increase) in noncontrolling interests’ redemption values (1)	(116)	(15)
Dividends on participating and preferred securities	(945)	(442)
Total adjustments to income attributable to common shareholders	(1,061)	(457)
Net income from continuing operations attributable to common shareholders, before allocation to participating securities	14,052	11,024
Less: Amount allocated to participating securities	(94)	(731)
Net income from continuing operations attributable to common shareholders, after allocation to participating securities	$13,958	$10,293
Net income from discontinued operations, before allocation to participating securities	$1,928	$1,722
Less: Amount allocated to participating securities	(23)	(177)
Net income from discontinued operations, after allocation to participating securities	$1,905	$1,545
Net income attributable to common shareholders, before allocation to participating securities	$15,980	$12,746
Less: Amount allocated to participating securities	(117)	(908)
Net income attributable to common shareholders, after allocation to participating securities	$15,863	$11,838

Basic earnings per share - Denominator:
Weighted average basic common shares outstanding	78,145,185	76,818,610
Per share data - Basic earnings per share from:
Continuing operations	$0.18	$0.13
Discontinued operations	$0.02	$0.02
Total attributable to common shareholders	$0.20	$0.15

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended March 31,
	2014	2013
	(In thousands, except share and per share data)
Diluted earnings per share - Numerator:
Net income from continuing operations attributable to common shareholders, after allocation to participating securities	$13,958	$10,293
Add back: income allocated to dilutive securities	—	—
Net income from continuing operations attributable to common shareholders, after allocation to participating securities, after assumed dilution	13,958	10,293
Net income from discontinued operations, after allocation to participating securities	1,905	1,545
Net income attributable to common shareholders, after allocation to participating securities, after assumed dilution	$15,863	$11,838
Diluted earnings per share - Denominator:
Weighted average basic common shares outstanding	78,145,185	76,818,610
Dilutive effect of:
Stock options and performance-based restricted stock (2)	703,452	561,128
Warrants to purchase common stock (2)	1,162,253	445,692
Dilutive common shares	1,865,705	1,006,820
Weighted average diluted common shares outstanding (2)	80,010,890	77,825,430
Per share data - Diluted earnings per share from:
Continuing operations	$0.18	$0.13
Discontinued operations	$0.02	$0.02
Total attributable to common shareholders	$0.20	$0.15
Dividends per share declared and paid on common stock	$0.08	$0.05
_____________________

(1)
See Part II. Item 8. “Financial Statements and Supplementary Data—Note 14: Noncontrolling Interests” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a description of the redemption values related to the redeemable noncontrolling interests. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), an increase in redemption value from period to period reduces income attributable to common shareholders. Decreases in redemption value from period to period increase income attributable to common shareholders, but only to the extent that the cumulative change in redemption value remains a cumulative increase since adoption of this standard in the first quarter of 2009.

(2)
The diluted EPS computations for the three months ended March 31, 2014 and 2013 do not assume the conversion, exercise, or contingent issuance of the following shares for these periods because the result would have been anti-dilutive for the periods indicated. As a result of the anti-dilution, the potential common shares excluded from the diluted EPS computation are as follows:

	Three months ended March 31,
	2014	2013
Shares excluded due to exercise price exceeding the average market price of common shares during the period (total outstanding):	(In thousands)
Potential common shares from:
Stock options or other dilutive securities (a)	951	1,627
Total shares excluded due to exercise price exceeding the average market price of common shares during the period	951	1,627

(a)
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

3.    Reportable segments
Management Reporting
The Company has three reportable segments (Private Banking, Investment Management, and Wealth Advisory) and the Holding Company (Boston Private Financial Holdings, Inc.). The financial performance of the Company is managed and evaluated by these three areas. The segments are managed separately as a result of the concentrations in each function.
Measurement of Segment Profit and Assets
The accounting policies of the segments are the same as those described in Part II. Item 8. “Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Revenues, expenses, and assets are recorded by each segment, and separate financial statements are reviewed by their management and the Company’s segment chief executive officers.
Reconciliation of Reportable Segment Items
The following tables present a reconciliation of the revenues, profits, assets, and other significant items of reportable segments as of and for the three months ended March 31, 2014 and 2013. Interest expense on junior subordinated debentures is reported at the Holding Company.

	Three months ended March 31,
	Net interest income		Non-interest income		Total revenues
	2014	2013	2014	2013	2014	2013
	(In thousands)
Total Bank	$45,405	$45,369	$9,671	$9,890	$55,076	$55,259
Total Investment Managers	6	6	11,462	10,096	11,468	10,102
Total Wealth Advisors	36	20	11,464	10,066	11,500	10,086
Total Segments	45,447	45,395	32,597	30,052	78,044	75,447
Holding Company and Eliminations	(925)	(1,119)	136	709	(789)	(410)
Total Company	$44,522	$44,276	$32,733	$30,761	$77,255	$75,037

	Three months ended March 31,
	Non-interest expense		Income tax expense		Net income from continuing operations
	2014	2013	2014	2013	2014	2013
	(In thousands)
Total Bank	$33,644	$34,635	$7,679	$6,824	$14,953	$13,800
Total Investment Managers	8,334	7,745	1,047	773	2,087	1,584
Total Wealth Advisors	7,783	7,576	1,392	877	2,325	1,633
Total Segments	49,761	49,956	10,118	8,474	19,365	17,017
Holding Company and Eliminations	5,207	6,630	(2,980)	(2,434)	(3,016)	(4,606)
Total Company	$54,968	$56,586	$7,138	$6,040	$16,349	$12,411

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended March 31,
	Net income attributable to noncontrolling interests		Net income attributable to the Company (1)		Amortization of intangibles
	2014	2013	2014	2013	2014	2013
	(In thousands)
Total Bank	$—	$—	$14,953	$13,800	$67	$69
Total Investment Managers	635	466	1,452	1,118	739	800
Total Wealth Advisors	559	464	1,766	1,169	247	249
Total Segments	1,194	930	18,171	16,087	1,053	1,118
Holding Company and Eliminations	42	—	(1,130)	(2,884)	—	—
Total Company	$1,236	$930	$17,041	$13,203	$1,053	$1,118

	As of March 31,				Three months ended March 31,
	Assets		AUM		Depreciation
	2014	2013	2014	2013	2014	2013
	(In thousands)		(In millions)		(In thousands)
Total Bank	$6,526,105	$6,010,107	$4,612	$4,167	$1,430	$1,329
Total Investment Managers	100,788	102,205	10,505	9,314	59	52
Total Wealth Advisors	71,057	66,466	9,641	8,487	72	88
Total Segments	6,697,950	6,178,778	24,758	21,968	1,561	1,469
Holding Company and Eliminations	7,470	17,643	(22)	(21)	110	52
Total Company	$6,705,420	$6,196,421	$24,736	$21,947	$1,671	$1,521
___________________

(1)
Net income from discontinued operations for the three months ended March 31, 2014, and 2013 of $1.9 million, and $1.7 million, respectively, are included in Holding Company and Eliminations in the calculation of net income attributable to the Company.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

4.    Investments
The following table presents a summary of investment securities:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
As of March 31, 2014
Available for sale securities at fair value:
U.S. government and agencies	$12,175	$3	$(149)	$12,029
Government-sponsored entities	234,325	308	(846)	233,787
Municipal bonds	229,103	1,975	(1,265)	229,813
Mortgage-backed securities (1)	212,615	2,284	(3,894)	211,005
Other	13,606	297	(6)	13,897
Total	$701,824	$4,867	$(6,160)	$700,531

Held to maturity securities at amortized cost:
Mortgage-backed securities (1)	$127,938	$145	$(364)	$127,719
Total	$127,938	$145	$(364)	$127,719

As of December 31, 2013
Available for sale securities at fair value:
U.S. government and agencies	$2,300	$15	$(27)	$2,288
Government-sponsored entities	228,670	301	(1,031)	227,940
Municipal bonds	218,900	1,431	(1,898)	218,433
Mortgage-backed securities (1)	229,609	2,513	(4,678)	227,444
Other	15,353	275	(4)	15,624
Total	$694,832	$4,535	$(7,638)	$691,729

Held to maturity securities at amortized cost:
Mortgage-backed securities (1)	$112,014	$15	$(1,112)	$110,917
Total	$112,014	$15	$(1,112)	$110,917
___________________

(1)	All mortgage-backed securities are guaranteed by U.S. government agencies or Government-sponsored entities.
The following table presents the maturities of investment securities available for sale, based on contractual maturity, as of March 31, 2014. Certain securities are callable before their final maturity. Additionally, certain securities (such as mortgage-backed securities) are shown within the table below based on their final (contractual) maturity, but, due to prepayments and amortization, are expected to have shorter lives.

	Available for Sale Securities
	Amortized cost	Fair value
	(In thousands)
Within one year	$57,847	$58,251
After one, but within five years	299,251	299,602
After five, but within ten years	124,607	124,508
Greater than ten years	220,119	218,170
Total	$701,824	$700,531

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the maturities of investment securities held to maturity, based on contractual maturity, as of March 31, 2014.

	Held to Maturity Securities
	Amortized cost	Fair value
	(In thousands)
Within one year	$—	$—
After one, but within five years	—	—
After five, but within ten years	—	—
Greater than ten years	127,938	127,719
Total	$127,938	$127,719
The following table presents the proceeds from sales, gross realized gains and gross realized losses for securities available for sale that were sold during the following periods:

	Three months ended March 31,
	2014	2013
	(In thousands)
Proceeds from sales	$5,328	$1,451
Realized gains	1	10
Realized losses	—	—
The following table presents information regarding securities as of March 31, 2014 having temporary impairment, due to the fair values having declined below the amortized cost of the individual securities, and the time period that the investments have been temporarily impaired.

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	# of securities
Available for sale securities	(In thousands)
U.S. government and agencies	$10,375	$(90)	$634	$(59)	$11,009	$(149)	2
Government-sponsored entities	145,826	(846)	—	—	145,826	(846)	15
Municipal bonds	71,930	(1,133)	4,372	(132)	76,302	(1,265)	40
Mortgage-backed securities	75,879	(1,102)	57,553	(2,792)	133,432	(3,894)	33
Other	21	(3)	7	(3)	28	(6)	4
Total	$304,031	$(3,174)	$62,566	$(2,986)	$366,597	$(6,160)	94

Held to maturity securities
Mortgage-backed securities (1)	$77,631	$(364)	$—	$—	$77,631	$(364)	8
Total	$77,631	$(364)	$—	$—	$77,631	$(364)	8
The U.S. government and agencies securities, government-sponsored entities securities and mortgage-backed securities in the table above as of March 31, 2014 had Standard and Poor’s credit ratings of AA+. The municipal bonds in the table above had Moody’s credit ratings of at least A3 or Standard and Poor’s credit ratings of AA+. One of the municipal bonds in the table above was not rated by Standard and Poor’s or Moody’s. The other securities consisted of equity securities.
As of March 31, 2014, the amount of investment securities in an unrealized loss position greater than 12 months, as well as in total, was primarily due to movements in interest rates. The Company has no intent to sell any securities in an unrealized loss position as of March 31, 2014 and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized loss amounts.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

Cost method investments, which are included in other assets, can be temporarily impaired when the fair values decline below the amortized costs of the individual investments. There were no cost method investments with unrealized losses as of March 31, 2014. There were no cost method investments with unrealized losses at December 31, 2013. The Company’s cost method investments primarily include low income housing partnerships which generate tax credits. The Company also holds partnership interests in venture capital funds formed to provide financing to small businesses and to promote community development. The Company had $26.3 million and $26.2 million in cost method investments included in other assets as of March 31, 2014 and December 31, 2013, respectively.

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
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of March 31, 2014	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available for sale securities:
U.S. government and agencies	$12,029	$10,375	$1,654	$—
Government-sponsored entities	233,787	—	233,787	—
Municipal bonds	229,813	—	229,813	—
Mortgage-backed securities	211,005	—	211,005	—
Other	13,897	13,897	—	—
Total available for sale securities	700,531	24,272	676,259	—
Derivatives - interest rate customer swaps	2,664	—	2,664	—
Derivatives - interest rate swaps	456	—	456	—
Other investments	5,450	5,189	261	—
Liabilities:
Derivatives - interest rate customer swaps	$2,674	$—	$2,674	$—
Derivatives - interest rate swaps	847	—	847	—
Derivatives - junior subordinated debenture interest rate swap	3,084	—	3,084	—

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

		Fair value measurements at reporting date using:
	As of December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available for sale securities:
U.S. government and agencies	$2,288	$—	$2,288	$—
Government-sponsored entities	227,940	—	227,940	—
Municipal bonds	218,433	—	218,433	—
Mortgage-backed securities	227,444	—	227,444	—
Other	15,624	15,624	—	—
Total available for sale securities	691,729	15,624	676,105	—
Derivatives - interest rate customer swaps	2,045	—	2,045	—
Derivatives - interest rate swaps	921	—	921	—
Other investments	5,482	5,052	430	—
Liabilities:
Derivatives - interest rate customer swaps	$2,029	$—	$2,029	$—
Derivatives - interest rate swaps	543	—	543	—
Derivatives - junior subordinated debenture interest rate swap	3,469	—	3,469	—
As of March 31, 2014 and December 31, 2013, available for sale securities consisted primarily of U.S. government and agencies securities, government-sponsored entities securities, municipal bonds, mortgage-backed securities, and other available for sale securities. The equities (which are categorized as other available for sale securities) are valued with prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement. The government-sponsored entities securities, municipal bonds, mortgage-backed securities, and certain investments in Small Business Administration (“SBA”) loans (which are categorized as U.S. government and agencies securities) generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets. Therefore, they have been categorized as a Level 2 measurement. No investments held at March 31, 2014 or December 31, 2013 were categorized as Level 3.
The Company uses interest rate customer swaps, interest rate swaps and a junior subordinated debenture interest rate swap to manage its interest rate risk, and customer foreign exchange forward contracts to manage its foreign exchange risk, if any. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, they have been categorized as a Level 2 measurement as of March 31, 2014 and December 31, 2013. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements-Note 8: Derivatives and Hedging Activities” for further details.
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
The Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy as of March 31, 2014 and December 31, 2013.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

Other investments, which are not considered available for sale investments, consist of deferred compensation trusts for the benefit of certain current or former employees, which consist of publicly traded mutual fund investments that are valued at prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement as of March 31, 2014 and December 31, 2013. The remaining other investments categorized as Level 2 consist of the Company’s cost-method investments as of March 31, 2014 and December 31, 2013.
There were no Level 3 assets at March 31, 2014 or December 31, 2013.
The following tables present the Company’s assets and liabilities measured at fair value on a non-recurring basis during the periods ended March 31, 2014 and 2013, respectively, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of March 31, 2014	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended March 31, 2014
	(In thousands)
Assets:
Impaired loans (1)	$803	$—	$—	$803	$—
___________________

(1)	Collateral-dependent impaired loan held at March 31, 2014 that had write-downs in fair value or whose specific reserve changed during the first three months of 2014.

	As of March 31, 2013	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended March 31, 2013
	(In thousands)
Assets:
Impaired loans (1)	$4,494	$—	$—	$4,494	$(1,239)
________________

(1)	Collateral-dependent impaired loans held at March 31, 2013 that had write-downs in fair value or whose specific reserve changed during the first three months of 2013.
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	As of March 31, 2014
	Fair Value	Valuation technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$803	Appraisals of Collateral	Discount for costs to sell	12%	12%
			Appraisal adjustments	25%	25%

	As of March 31, 2013
	Fair Value	Valuation technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$4,494	Appraisals of Collateral	Discount for costs to sell	0% - 12%	7%
			Appraisal adjustments	0% - 25%	17%

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
The following tables present the carrying values and fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis (other than certain loans, as noted below):

	As of March 31, 2014
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$398,687	$398,687	$398,687	$—	$—
Investment securities held to maturity	127,938	127,719	—	127,719	—
Loans, net	5,085,865	5,025,835	—	—	5,025,835
Loans held for sale	2,297	2,334	—	2,334	—
Other financial assets	116,247	116,247	—	116,247	—
FINANCIAL LIABILITIES:
Deposits	5,341,644	5,345,117	—	5,345,117	—
Securities sold under agreements to repurchase	93,550	93,540	—	93,540	—
Federal Funds purchased	15,000	15,000	—	15,000	—
Federal Home Loan Bank borrowings	394,458	404,148	—	404,148	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	10,252	10,252	—	10,252	—

	As of December 31, 2013
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$191,881	$191,881	$191,881	$—	$—
Investment securities held to maturity	112,014	110,917	—	110,917	—
Loans, net	5,036,088	4,985,555	—	—	4,985,555
Loans held for sale	6,123	6,130	—	6,130	—
Other financial assets	117,840	117,840	—	117,840	—
FINANCIAL LIABILITIES:
Deposits	5,110,370	5,113,224	—	5,113,224	—
Securities sold under agreements to repurchase	102,353	102,343	—	102,343	—
Federal Home Loan Bank borrowings	367,254	377,384	—	377,384	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	9,789	9,789	—	9,789	—

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
Investment securities held to maturity
Securities held-to-maturity currently include mortgage-backed securities. All held-to-maturity securities are fixed income instruments that are not quoted on an exchange, but may be traded in active markets. The fair value of these securities is based on quoted market prices obtained from external pricing services. The principal market for our securities portfolio is the secondary institutional market, with an exit price that is predominantly reflective of bid level pricing in that market. Accordingly, securities held-to-maturity are included in the Level 2 fair value category.
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
Junior subordinated debentures
The fair value of the junior subordinated debentures issued by Boston Private Capital Trust I and Boston Private Capital Trust II were estimated using Level 3 inputs such as the interest rates on these securities, current rates for similar debt, a consideration for illiquidity of trading in the debt, and pending regulatory changes that would result in an unfavorable change in the regulatory capital treatment of this type of debt.
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
Total loans include deferred loan fees/ (costs), net, of ($4.3) million and ($4.1) million as of March 31, 2014 and December 31, 2013, respectively.
The following table presents a summary of the loan portfolio based on the portfolio segment as of the dates indicated:

	March 31, 2014	December 31, 2013
	(In thousands)
Commercial and industrial	$852,201	$866,053
Commercial real estate	1,858,634	1,813,394
Construction and land	174,716	153,917
Residential	2,035,855	2,032,294
Home equity	108,963	113,660
Consumer and other	132,101	133,141
Total Loans	$5,162,470	$5,112,459

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents nonaccrual loans receivable by class of receivable as of the dates indicated:

	March 31, 2014	December 31, 2013
	(In thousands)
Commercial and industrial	$3,049	$3,484
Commercial real estate	21,909	23,967
Construction and land	3,454	3,489
Residential	12,371	12,777
Home equity	1,018	1,020
Consumer and other	253	25
Total	$42,054	$44,762
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, although infrequent, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were $0.6 million of loans 90 days or more past due, but still accruing, as of March 31, 2014 and $0.1 million as of December 31, 2013. The Bank’s policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six consecutive months). For troubled debt restructured loans (“TDRs”), a return to accrual status generally requires timely payments for a period of six months in accordance with the restructured loan terms, along with meeting other criteria.
The following tables show the payment status of loans by class of receivable as of the dates indicated:

	March 31, 2014
	Accruing Past Due				Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Accruing Past Due	Current Payment Status	30-89 Days Past Due	90+ Days Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$433	$—	$—	$433	$1,082	$—	$1,967	$3,049	$848,719	$852,201
Commercial real estate	2,998	—	526	3,524	11,613	362	9,934	21,909	1,833,201	1,858,634
Construction and land	20	13	67	100	351	17	3,086	3,454	171,162	174,716
Residential	6,769	—	—	6,769	3,201	1,764	7,406	12,371	2,016,715	2,035,855
Home equity	287	—	—	287	—	—	1,018	1,018	107,658	108,963
Consumer and other	24	33	—	57	14	—	239	253	131,791	132,101
Total	$10,531	$46	$593	$11,170	$16,261	$2,143	$23,650	$42,054	$5,109,246	$5,162,470

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2013
	Accruing Past Due				Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Accruing Past Due	Current Payment Status	30-89 Days Past Due	90+ Days Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$1,075	$454	$—	$1,529	$1,192	$—	$2,292	$3,484	$861,040	$866,053
Commercial real estate	775	—	—	775	13,337	—	10,630	23,967	1,788,652	1,813,394
Construction and land	1,631	21	65	1,717	392	43	3,054	3,489	148,711	153,917
Residential	8,181	226	—	8,407	4,058	1,630	7,089	12,777	2,011,110	2,032,294
Home equity	542	4	—	546	—	1,000	20	1,020	112,094	113,660
Consumer and other	826	7	—	833	17	—	8	25	132,283	133,141
Total	$13,030	$712	$65	$13,807	$18,996	$2,673	$23,093	$44,762	$5,053,890	$5,112,459
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
Generally, when a collateral dependent loan becomes impaired, an updated appraisal of the collateral, if appropriate, is obtained. If the impaired loan has not been upgraded to a performing status within a reasonable amount of time, the Bank will continue to obtain updated appraisals as deemed necessary, especially during periods of declining property values.
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
A summary of the rating system used by the Bank, repeated here from Part II. Item 8. “Financial Statements and Supplementary Data—Note 1: Basis of Presentation and Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, follows:
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
The following tables present the loan portfolio’s credit risk profile by internally assigned grade and class of receivable as of the dates indicated:

	March 31, 2014
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Substandard	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$832,923	$8,701	$7,528	$3,049	$852,201
Commercial real estate	1,739,064	76,087	21,574	21,909	1,858,634
Construction and land	153,076	17,646	540	3,454	174,716
Residential	2,011,735	—	11,749	12,371	2,035,855
Home equity	107,223	—	722	1,018	108,963
Consumer and other	130,848	993	7	253	132,101
Total	$4,974,869	$103,427	$42,120	$42,054	$5,162,470

	December 31, 2013
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Substandard	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$849,535	$4,857	$8,177	$3,484	$866,053
Commercial real estate	1,709,265	60,305	19,857	23,967	1,813,394
Construction and land	128,667	21,172	589	3,489	153,917
Residential	2,006,707	—	12,810	12,777	2,032,294
Home equity	112,065	—	575	1,020	113,660
Consumer and other	132,130	979	7	25	133,141
Total	$4,938,369	$87,313	$42,015	$44,762	$5,112,459

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present, by class of receivable, the balance of impaired loans with and without a related allowance, the associated allowance for those impaired loans with a related allowance, and the total unpaid principal on impaired loans:

	As of and for the three months ended March 31, 2014
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$2,049	$3,161	n/a	$2,110	$3
Commercial real estate	29,346	40,065	n/a	30,416	269
Construction and land	730	1,456	n/a	816	—
Residential	10,163	10,766	n/a	7,134	144
Home equity	50	50	n/a	50	1
Consumer and other	7	7	n/a	7	—
Subtotal	42,345	55,505	n/a	40,533	417
With an allowance recorded:
Commercial and industrial	1,082	1,191	$74	1,284	9
Commercial real estate	7,814	8,243	1,095	8,453	91
Construction and land	2,724	2,951	239	2,731	—
Residential	7,725	7,985	743	9,874	69
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Subtotal	19,345	20,370	2,151	22,342	169
Total:
Commercial and industrial	3,131	4,352	74	3,394	12
Commercial real estate	37,160	48,308	1,095	38,869	360
Construction and land	3,454	4,407	239	3,547	—
Residential	17,888	18,751	743	17,008	213
Home equity	50	50	—	50	1
Consumer and other	7	7	—	7	—
Total	$61,690	$75,875	$2,151	$62,875	$586
___________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three months ended March 31, 2013
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$7,859	$9,043	n/a	$7,251	$81
Commercial real estate	39,348	58,523	n/a	39,835	101
Construction and land	934	1,547	n/a	2,633	91
Residential	6,696	8,164	n/a	3,427	29
Home equity	40	40	n/a	280	1
Consumer and other	—	—	n/a	—	—
Subtotal	54,877	77,317	n/a	53,426	303
With an allowance recorded:
Commercial and industrial	3,245	3,310	$369	1,676	4
Commercial real estate	24,475	25,957	2,446	20,702	112
Construction and land	3,965	4,046	417	1,637	—
Residential	10,584	10,843	1,496	13,633	112
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Subtotal	42,269	44,156	4,728	37,648	228
Total:
Commercial and industrial	11,104	12,353	369	8,927	85
Commercial real estate	63,823	84,480	2,446	60,537	213
Construction and land	4,899	5,593	417	4,270	91
Residential	17,280	19,007	1,496	17,060	141
Home equity	40	40	—	280	1
Consumer and other	—	—	—	—	—
Total	$97,146	$121,473	$4,728	$91,074	$531
___________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the year ended December 31, 2013
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$2,084	$3,222	n/a	$3,908	$332
Commercial real estate	31,917	42,493	n/a	33,861	1,265
Construction and land	1,072	1,798	n/a	1,472	109
Residential	5,536	7,818	n/a	4,139	134
Home equity	50	50	n/a	126	5
Consumer and other	7	7	n/a	2	—
Subtotal	40,666	55,388	n/a	43,508	1,845
With an allowance recorded:
Commercial and industrial	1,353	1,453	$100	2,228	63
Commercial real estate	8,692	9,166	730	17,904	810
Construction and land	2,758	2,982	236	3,415	—
Residential	10,598	10,598	912	12,608	484
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Subtotal	23,401	24,199	1,978	36,155	1,357
Total:
Commercial and industrial	3,437	4,675	100	6,136	395
Commercial real estate	40,609	51,659	730	51,765	2,075
Construction and land	3,830	4,780	236	4,887	109
Residential	16,134	18,416	912	16,747	618
Home equity	50	50	—	126	5
Consumer and other	7	7	—	2	—
Total	$64,067	$79,587	$1,978	$79,663	$3,202
___________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.
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
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. TDRs totaled $49.4 million and $54.5 million as of March 31, 2014 and December 31, 2013, respectively. Of the $49.4 million in TDRs as of March 31, 2014, $26.6 million were on accrual status. Of the $54.5 million in TDRs as of December 31, 2013, $28.4 million were on accrual status.

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
The following tables present the balance of TDRs that were restructured or defaulted during the periods indicated:

As of and for the three months ended March 31, 2014
	Restructured Current Quarter			TDRs that defaulted in the current quarter that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
(Dollars In thousands)
Commercial and industrial	—	$—	$—	—	$—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Residential (1)	1	172	181	2	145
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	1	$172	$181	2	$145
___________________

(1)	Represents the following concessions: temporary reduction of interest rate.

	As of and for the three months ended March 31, 2013
	Restructured Current Quarter			TDRs that defaulted in the current quarter that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
	(Dollars In thousands)
Commercial and industrial (1)	2	$1,219	$1,219	—	$—
Commercial real estate (2)	5	9,163	9,163	1	561
Construction and land (3)	1	347	347	—	—
Residential	—	—	—	—	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	8	$10,729	$10,729	1	$561
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

7.    Allowance for Loan Losses
The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $76.6 million and $76.4 million at March 31, 2014 and December 31, 2013, respectively.
The following tables present a summary of the changes in the allowance for loan losses for the periods indicated:

	As of and for the three months ended March 31,
	2014	2013
	(In thousands)
Allowance for loan losses, beginning of period:
Commercial and industrial	$12,837	$11,825
Commercial real estate	44,979	52,497
Construction and land	4,465	5,016
Residential	10,732	10,892
Home equity	1,020	1,085
Consumer and other	322	540
Unallocated	2,016	2,202
Total allowance for loan losses, beginning of period	76,371	84,057
Provision/ (credit) for loan losses:
Commercial and industrial	(927)	(114)
Commercial real estate	1,057	(919)
Construction and land	356	(1,036)
Residential	(1,448)	1,827
Home equity	(57)	398
Consumer and other	(193)	(74)
Unallocated	12	(82)
Total provision/ (credit) for loan losses	(1,200)	—
Loans charged-off:
Commercial and industrial	(49)	(27)
Commercial real estate	—	(1,239)
Construction and land	—	—
Residential	(88)	(1,265)
Home equity	—	(360)
Consumer and other	(8)	(2)
Total charge-offs	(145)	(2,893)
Recoveries on loans previously charged-off:
Commercial and industrial	339	165
Commercial real estate	330	127
Construction and land	151	807
Residential	550	—
Home equity	—	23
Consumer and other	209	—
Total recoveries	1,579	1,122

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three months ended March 31,
	2014	2013
	(In thousands)
Allowance for loan losses at end of period:
Commercial and industrial	12,200	11,849
Commercial real estate	46,366	50,466
Construction and land	4,972	4,787
Residential	9,746	11,454
Home equity	963	1,146
Consumer and other	330	464
Unallocated	2,028	2,120
Total allowance for loan losses at end of period	$76,605	$82,286
The following tables present the Company’s allowance for loan losses and loan portfolio at March 31, 2014 and December 31, 2013 by portfolio segment, disaggregated by method of impairment analysis. The Company had no loans acquired with deteriorated credit quality at March 31, 2014 or December 31, 2013.

	Commercial and industrial	Commercial real estate	Construction and land	Residential
	(In thousands)
Allowance for loan losses balance at March 31, 2014 attributable to:
Loans collectively evaluated	$12,126	$45,271	$4,733	$9,003
Loans individually evaluated	74	1,095	239	743
Total allowance for loan losses	$12,200	$46,366	$4,972	$9,746

Recorded investment (loan balance) at March 31, 2014:
Loans collectively evaluated	$849,070	$1,821,474	$171,262	$2,017,967
Loans individually evaluated	3,131	37,160	3,454	17,888
Total Loans	$852,201	$1,858,634	$174,716	$2,035,855

	Home equity	Consumer and other	Unallocated	Total
	(In thousands)
Allowance for loan losses balance at March 31, 2014 attributable to:
Loans collectively evaluated	$963	$330	$2,028	$74,454
Loans individually evaluated	—	—	—	2,151
Total allowance for loan losses	$963	$330	$2,028	$76,605

Recorded investment (loan balance) at March 31, 2014:
Loans collectively evaluated	$108,913	$132,094	$—	$5,100,780
Loans individually evaluated	50	7	—	61,690
Total Loans	$108,963	$132,101	$—	$5,162,470

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Commercial and industrial	Commercial real estate	Construction and land	Residential
	(In thousands)
Allowance for loan losses balance at December 31, 2013 attributable to:
Loans collectively evaluated	$12,737	$44,249	$4,229	$9,820
Loans individually evaluated	100	730	236	912
Total allowance for loan losses	$12,837	$44,979	$4,465	$10,732

Recorded investment (loan balance) at December 31, 2013:
Loans collectively evaluated	$862,616	$1,772,785	$150,087	$2,016,160
Loans individually evaluated	3,437	40,609	3,830	16,134
Total Loans	$866,053	$1,813,394	$153,917	$2,032,294

	Home equity	Consumer and other	Unallocated	Total
	(In thousands)
Allowance for loan losses balance at December 31, 2013 attributable to:
Loans collectively evaluated	$1,020	$322	$2,016	$74,393
Loans individually evaluated	—	—	—	1,978
Total allowance for loan losses	$1,020	$322	$2,016	$76,371

Recorded investment (loan balance) at December 31, 2013:
Loans collectively evaluated	$113,610	$133,134	$—	$5,048,392
Loans individually evaluated	50	7	—	64,067
Total Loans	$113,660	$133,141	$—	$5,112,459

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2014 and December 31, 2013:

	March 31, 2014				December 31, 2013
	Asset derivatives		Liability derivatives		Asset derivatives		Liability derivatives
	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$456	Other liabilities	$(3,931)	Other assets	$921	Other liabilities	$(4,012)
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	2,664	Other liabilities	(2,674)	Other assets	2,045	Other liabilities	(2,029)
Total		$3,120		$(6,605)		$2,966		$(6,041)
___________________

(1)	For additional details, see Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements-Note 5: Fair Value Measurements.”
The following table presents the effect of the Company’s derivative financial instruments in the consolidated statements of operations for the three months ended March 31, 2014 and 2013:

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)
	three months ended March 31,			three months ended March 31,
	2014	2013		2014	2013
(In thousands)
Interest rate products	$(1,001)	$(22)	Interest expense	$(616)	$(461)
Total	$(1,001)	$(22)		$(616)	$(461)
The following table presents the components of the Company’s accumulated other comprehensive income/ (loss) related to the derivatives for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
	(In thousands)
Accumulated other comprehensive income/ (loss) on cash flow hedges, balance at beginning of period	$(1,763)	$(2,969)
Net change in unrealized gain/ (loss) on cash flow hedges	(232)	207
Accumulated other comprehensive income/ (loss) on cash flow hedges, balance at end of period	$(1,995)	$(2,762)
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
The Company uses the “Hypothetical Derivative Method” described in ASC 815, Derivatives and Hedging (“ASC 815”), for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (“OCI”) (outside of earnings) and subsequently reclassified to earnings in interest and dividend income when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of operations as part of fees and other income. The Company had no hedge ineffectiveness recognized in earnings during the three months ended March 31, 2014 and 2013. The Company also monitors the risk of counterparty default on an ongoing basis.
A portion of the balance reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are made or received on the Company’s interest rate swap. During the next twelve months, the Company estimates that $3.4 million will be reclassified as an increase in interest expense.
Non-designated Hedges
Derivatives not designated as hedges are not speculative and result from two different services the Bank provides to qualified commercial clients. The Bank offers certain derivative products directly to such clients. The Bank economically hedges derivative transactions executed with commercial clients by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of these programs are not designated in ASC 815-qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset through earnings. Fees earned in connection with the execution of derivatives related to this program are recognized in the consolidated statement of operations in other income. The derivative asset and liability values above include an adjustment related to the consideration of credit risk required under ASC 820 of less than ($0.1) million in earnings for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and December 31, 2013, the Bank had 14 and 12 interest rate swaps with an aggregate notional amount of $169.9 million and $150.8 million, respectively, related to this program. As of March 31, 2014 and December 31, 2013, the Bank had no foreign currency exchange contracts outstanding related to this program.
The following table presents the effect of the Bank’s derivative financial instruments not designated as hedging instruments in the consolidated statement of operations for the three months ended March 31, 2014 and 2013.

		Amount of gain or (loss), net, recognized in income on derivatives
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivative	Three months ended March 31,
		2014	2013
		(In thousands)
Interest rate products	Other income/ (expense)	$(26)	$(4)
Foreign exchange contracts	Other income/ (expense)	—	2
Total		$(26)	$(2)
The Holding Company and the Bank have agreements with their derivative counterparties that contain provisions where, if the Holding Company or Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Holding Company or the Bank could also be declared in default on its derivative obligations. The Holding Company and the Bank were in compliance with these provisions as of March 31, 2014 and December 31, 2013.
The Holding Company and the Bank also have agreements with certain of their derivative counterparties that contain provisions where, if the Holding Company or Bank fails to maintain its status as a well- or adequately-capitalized

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

institution, the counterparty could terminate the derivative positions and the Holding Company or the Bank would be required to settle its obligations under the agreements. The Holding Company and the Bank were in compliance with these provisions as of March 31, 2014 and December 31, 2013.
Certain of the Holding Company and the Bank’s agreements with their derivative counterparties contain provisions where, if specified events or conditions occur that materially change the Holding Company’s or the Bank’s creditworthiness in an adverse manner, the Holding Company or the Bank may be required to fully collateralize their obligations under the derivative instruments. The Holding Company and the Bank were in compliance with these provisions as of March 31, 2014 and December 31, 2013.
As of March 31, 2014 and December 31, 2013, the termination amounts related to collateral determinations of derivatives in a liability position was $6.7 million and $6.1 million, respectively. The Company has minimum collateral posting thresholds with its derivative counterparty and has posted collateral of $5.1 million and $7.3 million as of March 31, 2014 and December 31, 2013, respectively, against its obligation under this agreement.

9.    Income Taxes
The following table presents the components of income tax expense for continuing operations, discontinued operations, noncontrolling interests and the Company:

	Three months ended March 31,
	2014	2013
	(In thousands)
Income from continuing operations:
Income before income taxes	$23,487	$18,451
Income tax expense	7,138	6,040
Net income from continuing operations	$16,349	$12,411
Effective tax rate, continuing operations	30.4%	32.7%

Income from discontinued operations:
Income before income taxes	$3,452	$3,036
Income tax expense	1,524	1,314
Net income from discontinued operations	$1,928	$1,722
Effective tax rate, discontinued operations	44.1%	43.3%

Less: Income attributable to noncontrolling interests:
Income before income taxes	$1,236	$930
Income tax expense	—	—
Net income attributable to noncontrolling interests	$1,236	$930
Effective tax rate, noncontrolling interests	—%	—%

Income attributable to the Company
Income before income taxes	$25,703	$20,557
Income tax expense	8,662	7,354
Net income attributable to the Company	$17,041	$13,203
Effective tax rate attributable to the Company	33.7%	35.8%
The effective tax rate for continuing operations for the three months ended March 31, 2014 of 30.4%, with related tax expense of $7.1 million, was calculated based on a projected 2014 annual effective tax rate. The effective tax rate was less than the statutory rate of 35% due primarily to earnings from tax-exempt investments, income tax credits, and income attributable to noncontrolling interests. These items were partially offset by state and local income taxes.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The effective tax rate for continuing operations for the three months ended March 31, 2013 of 32.7%, with related tax expense of $6.0 million, was calculated based on a projected 2013 annual effective tax rate. The effective tax rate was less than the statutory rate of 35% due primarily to earnings from tax-exempt investments, income tax credits, and income attributable to noncontrolling interests. These items were partially offset by state and local income taxes.
The effective tax rate for continuing operations for the three months ended March 31, 2014 is lower than the effective tax rate for the same period in 2013 due primarily to New York State law changes. On March 31, 2014, New York enacted legislation that requires corporations that are engaged in unitary business operations to file combined returns with their affiliates for tax years beginning on or after January 1, 2015. Starting in 2015, all of the Company's affiliates will be included in the Company's New York tax return instead of just those affiliates with nexus to New York. In addition, the New York tax rate will be reduced from 7.1% to 6.5% for tax years beginning on or after January 1, 2016. The Company incorporated the impact of these New York law changes this quarter due to the law being enacted as of March 31, 2014. The Company adjusted the New York state applicable tax rate and apportionment percentages for purposes of measuring deferred tax assets and liabilities that will reverse after the effective date. The value of the net deferred New York tax asset increased by $0.7 million, which decreased tax expense by $0.5 million, net of federal tax benefit, as of March 31, 2014.
Contingent consideration related to the 2009 divestiture of certain affiliates, primarily related to the revenue sharing agreement with Westfield Capital Management Company, LLC, is also reflected under “discontinued operations” in the table above. The profits and losses attributable to owners other than the Company are reflected under “noncontrolling interests” in the table above.

10.    Noncontrolling Interests
At the Company, noncontrolling interests typically consist of equity owned by management of the Company’s respective majority-owned affiliates. Net income attributable to noncontrolling interests in the consolidated statements of operations represents the net income allocated to the noncontrolling interest owners of the affiliates. Net income allocated to the noncontrolling interest owners was $1.2 million and $0.9 million for the three month periods ended March 31, 2014 and 2013, respectively.
On the consolidated balance sheets, noncontrolling interests are included as the sum of the capital and undistributed profits allocated to the noncontrolling interest owners. Typically, this balance is included in a company’s permanent shareholders’ equity in the consolidated balance sheets. When the noncontrolling interest owners’ rights include certain redemption features, as described in ASC 480, Distinguishing Liabilities from Equity, such redeemable noncontrolling interests are classified as mezzanine equity and are not included in permanent shareholders’ equity. Due to the redemption features of the noncontrolling interests, the Company had redeemable noncontrolling interests held in mezzanine equity in the accompanying consolidated balance sheets of $20.8 million and $19.5 million at March 31, 2014 and December 31, 2013, respectively. The aggregate amount of such redeemable noncontrolling equity interests are recorded at the estimated maximum redemption values. In addition, the Company had $0.1 million and $0.2 million in noncontrolling interests included in permanent shareholder’s equity at March 31, 2014 and December 31, 2013, respectively.
Each non-wholly owned affiliate operating agreement provides the Company and/or the noncontrolling interests with contingent call or put redemption features used for the orderly transfer of noncontrolling equity interests between the affiliate noncontrolling interest owners and the Company at either a contractually predetermined fair value, multiple of EBITDA, or fair value. The Company may liquidate these noncontrolling interests in cash, shares of the Company’s common stock, or other forms of consideration dependent on the operating agreement. These agreements are discussed in Part II. Item 8. “Financial Statements and Supplementary Data – Note 14: Noncontrolling Interests” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the contractually determined maximum redemption values to repurchase the noncontrolling interests by affiliate at the periods indicated:

	March 31, 2014	December 31, 2013
	(In thousands)
Anchor	$12,069	$11,533
BOS	5,931	5,337
DGHM	2,884	2,769
Total	$20,884	$19,639
Redeemable noncontrolling interests	$20,774	$19,468
Noncontrolling interests	$110	$171
The following table presents an analysis of the Company’s redeemable noncontrolling interests for the periods indicated:

	Three months ended March 31,
	2014	2013
	(In thousands)
Redeemable noncontrolling interests at beginning of year	$19,468	$19,287
Net income attributable to noncontrolling interests	1,236	930
Distributions	(1,154)	(729)
Adjustments to fair value	1,224	(2,050)
Redeemable noncontrolling interests at end of period	$20,774	$17,438

11.    Accumulated Other Comprehensive Income
The following table presents a summary of the amounts reclassified from accumulated other comprehensive income/ (loss) for the three months ended March 31, 2014 and 2013:

Description of component of accumulated other comprehensive income/ (loss)	Three months ended March 31,		Affected line item in Statement of Operations
	2014	2013
	(In thousands)
Adjustment for realized gains on securities available for sale, net:
Pre-tax	$1	$10	Gain on sale of investments, net
Tax expense/ (benefit)	—	4	Income tax expense
Net	$1	$6	Net income attributable to the Company
Net realized gain/ (loss) on cash flow hedges:
Hedge related to junior subordinated debentures:
Pre-tax	$(473)	$(461)	Interest expense on junior subordinated debentures
Tax expense/ (benefit)	(201)	(191)	Income tax expense
Net	$(272)	$(270)	Net income attributable to the Company
Hedge related to deposits
Pre-tax	$(143)	$—	Interest expense on deposits
Tax expense/ (benefit)	(60)	—	Income tax expense
Net	$(83)	$—	Net income attributable to the Company
Total reclassifications for the period, net of tax	$(354)	$(264)

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
The following table presents a summary of the restructuring activity for the three months ended March 31, 2014 and 2013:

	Severance Charges	Contract Termination Fees	Professional Expenses	Total
	(In thousands)
Accrued charges at December 31, 2013	$33	$—	$—	$33
Costs incurred	—	—	—	—
Costs paid	(33)	—	—	(33)
Accrued charges at March 31, 2014	$—	$—	$—	$—

Accrued charges at December 31, 2012	$3,517	$98	$8	$3,623
Costs incurred	—	—	—	—
Costs paid	(736)	—	(8)	(744)
Accrued charges at March 31, 2013	$2,781	$98	$—	$2,879

13.    Recent Accounting Pronouncements
In January 2014, the FASB issued ASU No. 2014-04, Receivables - Troubled Debt Restructuring by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments to this update are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 and interim periods within annual periods beginning after December 15, 2015. The Company does not expect this ASU to have a material effect on its consolidated financial statements.
In January 2014, the FASB issued ASU 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments to this update apply to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow-through entities for tax purposes that meet the conditions for and that elect to use the proportional amortization method to account for investments in qualified affordable housing projects. The amendments to this update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the consolidated statement of operations as a component of income tax expense (benefit) and should be applied retrospectively to all periods presented. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 and interim periods within annual periods beginning after December 15, 2015. Early adoption is permitted. The Company elected to early adopt this ASU effect January 1, 2014 and adopted the proportional amortization method discussed above. The

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

effect of this retrospective change of accounting policy was not material. Reclassifications as a result of this adoption on the Company's consolidated financial statements are discussed in Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 1: Basis of Presentation and Summary of Significant Accounting Policies.”
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
As of and for the three months ended March 31, 2014
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

Executive Summary
The Company offers a wide range of wealth management services to high net worth individuals, families, businesses and select institutions through its three reportable segments: Private Banking, Investment Management, and Wealth Advisory. This Executive Summary provides an overview of the most significant aspects of our operating segments and the Company’s operations in the first quarter of 2014. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

	Three months ended March 31,
	2014	2013	$ Change	% Change
	(In thousands, except per share data)
Total revenues	$77,255	$75,037	$2,218	3%
Provision/ (credit) for loan losses	(1,200)	—	(1,200)	n/m
Total operating expense	54,968	56,586	(1,618)	(3)%
Net income from continuing operations	16,349	12,411	3,938	32%
Net income attributable to noncontrolling interests	1,236	930	306	33%
Net income attributable to the Company	17,041	13,203	3,838	29%
Diluted earnings per share:
From continuing operations	$0.18	$0.13	$0.05	38%
From discontinued operations	$0.02	$0.02	$—	—%
Total attributable to common shareholders	$0.20	$0.15	$0.05	33%
Net income attributable to the Company was $17.0 million for the three months ended March 31, 2014, compared to $13.2 million in the same period of 2013. The Company recognized diluted earnings per share of $0.20 for the three months ended March 31, 2014, compared to diluted earnings per share of $0.15 for the same period of 2013.
Key items that affected the Company’s results in the first quarter of 2014 compared to the same period of 2013 include:

▪
The Company recorded a $1.2 million credit to the provision for loan losses for the three months ended March 31, 2014, compared to no provision or credit to the provision for loan losses recorded in the same period of 2013. The credit to the provision for the three months ended March 31, 2014 was primarily due to net recoveries and lower qualitative factors, partially offset by the increase in adversely-classified loans and growth of the loan portfolio.

▪
Fees and other income increased 6% to $32.7 million for the three months ended March 31, 2014, compared to $30.8 million in the same period of 2013. This increase was driven by fee-based revenue consisting of a 14% increase in wealth advisory fees, a 14% increase in investment management fees, and a 3% increase in private banking wealth management and trust fees. Total fee and other income revenue line items represent 42% of total revenue for the three months ended March 31, 2014, compared to 41% of total revenue in the same period of 2013.

▪
Operating expenses decreased $1.6 million, or 3%, to $55.0 million for the three months ended March 31, 2014, compared to $56.6 million in the same period of 2013. Decreases in salaries and employee benefits, other expense, and FDIC insurance expense were the primary drivers of the overall decrease.

The Company’s Private Banking segment reported net income attributable to the Company of $15.0 million in the first quarter of 2014, compared to net income attributable to the Company of $13.8 million in the same period of 2013. The $1.2 million, or 8%, increase was a result of the credit to the provision for loan losses and decreased operating expenses, partially offset by decreased noninterest income, and increased income tax expense for the three months ended March 31, 2014. AUM increased $0.4 billion, or 11%, to $4.6 billion at March 31, 2014 from $4.2 billion at March 31, 2013, due to both investment performance and net inflows.
The Company’s Investment Management segment reported net income attributable to the Company of $1.5 million in the first quarter of 2014, compared to net income attributable to the Company of $1.1 million in the same period of 2013. The 30% increase was due to increased investment management fees partially offset by increased operating expenses, primarily due to increased salaries and employee benefits. Most fee-based revenue is determined based on beginning-of-period AUM data. AUM increased $1.2 billion, or 13%, to $10.5 billion at March 31, 2014 from $9.3 billion at March 31, 2013, due to investment performance, partially offset by net outflows.
The Company’s Wealth Advisory segment reported net income attributable to the Company of $1.8 million in the first quarter of 2014, compared to net income attributable to the Company of $1.2 million in the same period of 2013. The $0.6 million, or 51%, increase was due to increased wealth advisory fee revenue, partially offset by increased operating expenses, primarily due to increased salaries and employee benefits, offset by decreased professional services expense and a 2013 legal settlement expense. AUM increased $1.2 billion, or 14%, to $9.6 billion at March 31, 2014 from $8.5 billion at March 31, 2013, due to positive net flows and investment performance.

Critical Accounting Policies
Critical accounting policies reflect significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The Company believes that its most critical accounting policies upon which its financial condition depends, and which involve the most complex or subjective decisions or assessments are the allowance for loan and lease losses, the valuation of goodwill and intangible assets and analysis for impairment, and tax estimates. These policies are discussed in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no changes to these policies through the filing of this Quarterly Report on Form 10-Q.

Financial Condition

Condensed Consolidated Balance Sheets and Discussion

	March 31, 2014	December 31, 2013	Increase/ (decrease)	% Change
	(In thousands)
Assets:
Total cash and investments	$1,264,606	$1,034,236	$230,370	22%
Loans held for sale	2,297	6,123	(3,826)	(62)%
Total loans	5,162,470	5,112,459	50,011	1%
Less: Allowance for loan losses	76,605	76,371	234	—%
Net loans	5,085,865	5,036,088	49,777	1%
Goodwill and intangible assets	129,731	130,784	(1,053)	(1)%
Other assets	222,921	229,878	(6,957)	(3)%
Total assets	$6,705,420	$6,437,109	$268,311	4%
Liabilities and Equity:
Deposits	$5,341,644	$5,110,370	$231,274	5%
Total borrowings	609,371	575,970	33,401	6%
Other liabilities	87,652	97,613	(9,961)	(10)%
Total liabilities	6,038,667	5,783,953	254,714	4%
Redeemable Noncontrolling Interests	20,774	19,468	1,306	7%
Total shareholders’ equity	645,979	633,688	12,291	2%
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$6,705,420	$6,437,109	$268,311	4%
Total Assets. Total assets increased $268.3 million, or 4%, to $6.7 billion at March 31, 2014 from $6.4 billion at December 31, 2013. This increase was due to increases in cash and investments and total loans.
Cash and Investments. Total cash and investments (consisting of cash and cash equivalents, investment securities, and stock in the FHLBs) increased $230.4 million, or 22%, to $1.3 billion, or 19% of total assets at March 31, 2014 from $1.0 billion, or 16% of total assets at December 31, 2013. The increase was due to the $206.8 million increase in cash and cash equivalents, the $15.9 million, or 14%, increase in investments held-to-maturity, and the $8.8 million, or 1%, increase in available for sale investment securities. The increase in cash and cash equivalents is the net result of short-term fluctuations in liquidity due to changes in levels of deposits, borrowings and loans outstanding. At March 31, 2014, there was a temporary influx of deposits that was only present for a few days at the end of the quarter.
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
Investment maturities, redemptions, principal payments, and sales of the Company’s securities provided $71.0 million of cash proceeds during the three months ended March 31, 2014. The timing of sales and reinvestments is based on various factors, including management’s evaluation of interest rate trends, the credit risk of municipal securities and the Company’s liquidity. The Company’s available for sale investment portfolio carried a total of $4.9 million of unrealized gains and $6.2 million of unrealized losses at March 31, 2014, compared to $4.5 million of unrealized gains and $7.6 million of unrealized losses at December 31, 2013.
No impairment losses were recognized through earnings related to investment securities during the three months ended March 31, 2014 and 2013. The amount of investment securities in an unrealized loss position greater than 12 months as well as the total amount of unrealized losses was not significant and was primarily due to movements in interest rates since the securities were purchased. At March 31, 2014, the Company had no intent to sell any securities in an unrealized loss position at that date and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized losses.
See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 4: Investments” for further details of the Company’s investment securities.
Loans held for sale. Loans held for sale decreased $3.8 million, or 62%, to $2.3 million at March 31, 2014 from $6.1 million at December 31, 2013. The balance of loans held for sale is usually related to the timing and volume of residential loans originated for sale and the ultimate sale transaction, which is typically executed within a short time following the loan origination. As a result of lower activity this year for residential loan refinancing, the balance of loans awaiting sale has been reduced.
Goodwill and intangible assets, net. Goodwill and intangible assets decreased $1.1 million, or 1%, to $129.7 million at March 31, 2014 from $130.8 million at December 31, 2013. The decrease is due to amortization of intangible assets. The Company tests goodwill for impairment on an annual basis in the fourth quarter, and between annual dates if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value, in accordance with ASC 350, Intangibles-Goodwill and Other. Management concluded at March 31, 2014 that there were no triggering events during the three months then ended. AUM is a significant factor in the assessment of goodwill impairment at the non-banking affiliates. Should net outflows continue or accelerate, and/or the market experiences a significant decline in value, the risk of goodwill impairment at an investment management affiliate would increase.
Other. Other assets, consisting of OREO, premises and equipment, fees receivable, accrued interest receivable, deferred income taxes, net, and other assets, decreased $7.0 million, or 3%, to $222.9 million at March 31, 2014 compared to $229.9 million at December 31, 2013. Decreases in other assets, deferred income taxes, net, and fees receivable were offset by increases in accrued interest receivable.
OREO increased $0.1 million, or 19%, to $0.9 million at March 31, 2014 from $0.8 million at December 31, 2013. One property transferred into OREO during the first quarter of 2014, and one property that had been fully charged off was sold during the first quarter of 2014.
Deferred income taxes, net decreased $1.6 million, or 3%, to $53.7 million at March 31, 2014 from $55.4 million at December 31, 2013. The decrease is primarily due to current year deferred tax expense and the current year tax effect of other comprehensive income. At March 31, 2014, no valuation allowance on the net deferred tax asset was required, other than for capital losses, based upon the ability to generate future taxable income as well as the availability of current and historical taxable income.
Other assets, which consist primarily of Bank-Owned Life Insurance (“BOLI”), prepaid expenses, investment in partnerships, the fair value of interest rate derivatives, and other receivables, decreased $4.9 million, or 4%, to $113.1 million at March 31, 2014 from $118.0 million at December 31, 2013. The decrease is primarily due to a decrease in income tax receivables, partially offset by an increase in prepaid expenses and changes in the fair value of other investments.

Deposits. Total deposits increased $231.3 million, or 5%, to $5.3 billion, at March 31, 2014 from $5.1 billion at December 31, 2013. Deposit balances increased during the first three months of 2014 due to higher demand deposits, partially offset by lower money market balances.
The following table presents the composition of the Company’s deposits at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Balance	as a % of total	Balance	as a % of total
	(In thousands)
Demand deposits (noninterest-bearing)	$1,740,489	33%	$1,327,752	26%
NOW (1)	485,950	9%	473,993	9%
Savings	68,011	1%	63,807	1%
Money market (1)	2,418,551	45%	2,625,830	51%
Certificates of deposit under $100,000 (1)	186,720	4%	190,099	4%
Certificates of deposit of $100,000 or greater	441,923	8%	428,889	9%
Total deposits	$5,341,644	100%	$5,110,370	100%
____________

(1)	Includes brokered deposits.
Borrowings. Total borrowings (consisting of securities sold under agreements to repurchase; federal funds purchased, if any; FHLB borrowings; and junior subordinated debentures) increased $33.4 million, or 6%, to $609.4 million at March 31, 2014 from $576.0 million at December 31, 2013. From time to time, the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position, and there were $15.0 million outstanding at March 31, 2014 while none were outstanding at December 31, 2013. FHLB borrowings increased $27.2 million, or 7%, to $394.5 million at March 31, 2014 from $367.3 million at December 31, 2013. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth and to manage interest rate risk, but can also be used as an additional source of liquidity for the Bank. Repurchase agreements decreased $8.8 million, or 9%, to $93.6 million at March 31, 2014 from $102.4 million at December 31, 2013. Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature.
Other. Other liabilities, which consist primarily of accrued interest, accrued bonus, the fair value of interest rate derivatives, and other accrued expenses decreased $10.0 million, or 10%, to $87.7 million at March 31, 2014 from $97.6 million at December 31, 2013. The decrease is primarily due to the first quarter 2014 payment of bonuses earned in 2013, partially offset by an increase in taxes payable.

Loan Portfolio and Credit Quality
Loans. Total portfolio loans increased $50.0 million, or 1%, to $5.2 billion, or 77%, of total assets as of March 31, 2014, from $5.1 billion, or 79%, of total assets as of December 31, 2013. Increases in commercial real estate loans of $45.2 million, or 2%, and construction and land loans of $20.8 million, or 14%, were partially offset by decreases in commercial and industrial loans of $13.9 million, or 2%, and home equity and other consumer loans of $5.7 million, or 2%. Residential loans as of March 31, 2014 increased $3.6 million, remaining consistent with the balance as of December 31, 2013.

Geographic concentration. The following table presents the Bank’s outstanding loan balance concentrations as of March 31, 2014 based on the location of the lender’s regional offices. Loans from the Holding Company to certain principals of the Company’s affiliate partners are identified as “Other, net.”

	Commercial and Industrial		Commercial Real Estate		Construction and Land		Residential		Home Equity and Other Consumer
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
New England	$704,056	82%	$730,709	39%	$94,966	54%	$1,227,114	60%	$196,970	82%
San Francisco Bay	108,365	13%	644,108	35%	62,879	36%	456,372	23%	35,470	15%
Southern California	39,780	5%	483,817	26%	16,871	10%	352,369	17%	8,580	3%
Other, net	—	—%	—	—%	—	—%	—	—%	44	—%
Total	$852,201	100%	$1,858,634	100%	$174,716	100%	$2,035,855	100%	$241,064	100%
The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $76.6 million and $76.4 million as of March 31, 2014 and December 31, 2013, respectively.
The allowance for loan losses as of March 31, 2014 increased $0.2 million, consistent with the balance as of December 31, 2013 due to net recoveries, partially offset by a provision credit. A provision credit of $1.2 million was recorded during the first quarter of 2014 due primarily to net recoveries of $1.4 million in the period and lower qualitative factors, partially offset by an increase in adversely-classified loans and loan growth during the quarter. The increase in the overall allowance for loan losses, as well as the decline in the ratio of allowance for loan losses to total loans, was primarily the result of overall positive credit quality trends, including net recoveries. The allowance for loan losses as a percentage of total loans decreased 1 basis point to 1.48% as of March 31, 2014 from 1.49% as of December 31, 2013. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 7: Allowance for Loan Losses” for an analysis of the Company’s allowance for loan losses.
An analysis of the risk in the loan portfolio as well as management judgment is used to determine the estimated appropriate amount of the allowance for loan losses. The Company’s allowance for loan losses is comprised of three primary components (general reserves, allocated reserves on non-impaired special mention and substandard loans, and allocated reserves on impaired loans). In addition, the unallocated portion of the allowance for loan losses, which is not considered a significant component of the overall allowance for loan losses, primarily relates to the inherent imprecision and potential volatility of the allowance for loan losses calculation and the qualitative judgments involved. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 7: Allowance for Loan Losses” and the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for further information.
The following table presents a summary of loans charged-off, net of recoveries, by geography for the three months ended March 31, 2014 and 2013. The geography assigned to the Private Banking data is based on the location of the lender’s regional offices.

	Three months ended March 31,
	2014	2013
	(In thousands)
Net loans (charged-off)/ recoveries:
New England	$540	$(1,236)
San Francisco Bay	640	(1,508)
Southern California	254	973
Total net loans (charged-off)/ recoveries	$1,434	$(1,771)
Net recoveries of $1.4 million were recorded in the first quarter of 2014, compared to $1.8 million of net charge-offs in the same period of 2013. Despite the current year net recoveries on previously charged-off commercial loans (including construction and land loans, commercial real estate, and commercial and industrial loans), the Company believes that commercial loans represent the greatest risk of loss due to the size and nature of these loans and the related collateral. Local economic and business conditions in the markets where our offices are located have a significant impact on our commercial loan customers and their ability to service their loans. Of the $1.4 million in net recoveries recorded in the first three months of

2014, $0.3 million were on commercial and industrial loans, $0.3 million were on commercial real estate loans, $0.1 million were on construction and land loans, $0.5 million were on residential loans, and $0.2 million were on consumer loans.
Nonperforming assets. The Company’s nonperforming assets include nonaccrual loans and OREO. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of deeds in lieu of foreclosure. In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Such restructured loans are generally included in impaired loans. Nonperforming assets decreased $2.5 million, or 6%, to $43.0 million, or 0.64% of total assets, as of March 31, 2014, from $45.5 million, or 0.71% of total assets, as of December 31, 2013.
The following table presents a rollforward of nonaccrual loans for the three months ended March 31, 2014 and 2013:

	As of and for the three months ended March 31,
	2014	2013
	(In thousands)
Nonaccrual loans, beginning of period	$44,762	$60,745
Transfers in to nonaccrual status	4,086	23,595
Transfers out to OREO	(145)	—
Transfers out to accrual status	(2,848)	(4,727)
Charge-offs	(134)	(2,840)
Paid off/ paid down	(3,667)	(3,747)
Nonaccrual loans, end of period	$42,054	$73,026
The following table presents a summary of the Private Banking credit quality by geography, based on the location of regional offices:

	March 31, 2014	December 31, 2013
	(In thousands)
Nonaccrual loans:
New England	$21,569	$24,838
San Francisco Bay	12,541	14,016
Southern California	7,944	5,908
Total nonaccrual loans	$42,054	$44,762
Loans 30-89 days past due and accruing (1):
New England	$4,472	$5,029
San Francisco Bay	2,577	3,029
Southern California	3,528	5,684
Total loans 30-89 days past due	$10,577	$13,742
Accruing substandard loans:
New England	$12,319	$13,304
San Francisco Bay	26,294	25,171
Southern California	3,507	3,540
Total accruing substandard loans	$42,120	$42,015
_____________________

(1)
In addition to loans 30-89 days past due and accruing, the Company had three loans totaling $0.6 million that were more than 90 days past due but still on accrual status as of March 31, 2014, and two loans totaling $0.1 million that were more than 90 days past due but still on accrual status as of December 31, 2013. These loans originated in the New England region.

Of the $42.1 million of loans on nonaccrual status as of March 31, 2014, $16.3 million, or 39%, had a current payment status, $2.1 million, or 5%, were 30-89 days past due, and $23.7 million, or 56%, were 90 days or more past due. Of the $44.8 million of nonaccrual loans as of December 31, 2013, $19.0 million, or 42%, had a current payment status, $2.7 million, or 6%, were 30-89 days past due, and $23.1 million, or 52%, were 90 days or more past due. In these situations, despite the loan’s current payment status, if the Bank has reason to believe it may not collect all principal and interest on the loan in accordance with the related contractual terms, the Bank will generally discontinue the accrual of interest income and will generally apply any interest payments received to principal. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 6: Loan Portfolio and Credit Quality” for additional detail on the payment status of nonaccrual loans.
The following table presents a summary of the Private Banking credit quality by loan type. The loan type assigned to the Private Banking credit quality data is based on the purpose of the loan.

	March 31, 2014	December 31, 2013
	(In thousands)
Nonaccrual loans:
Commercial and industrial	$3,049	$3,484
Commercial real estate	21,909	23,967
Construction and land	3,454	3,489
Residential	12,371	12,777
Home equity and other consumer	1,271	1,045
Total nonaccrual loans	$42,054	$44,762
Loans 30-89 days past due and accruing (1):
Commercial and industrial	$433	$1,529
Commercial real estate	2,998	775
Construction and land	33	1,652
Residential	6,769	8,407
Home equity and other consumer	344	1,379
Total loans 30-89 days past due	$10,577	$13,742
Accruing substandard loans:
Commercial and industrial	$7,528	$8,177
Commercial real estate	21,574	19,857
Construction and land	540	589
Residential	11,749	12,810
Home equity and other consumer	729	582
Total accruing substandard loans	$42,120	$42,015
_____________________

(1)
In addition to loans 30-89 days past due and accruing, the Company had three loans totaling $0.6 million comprised of one commercial real estate loan totaling $0.5 million and two construction and land loans totaling $0.1 million that were more than 90 days past due but still on accrual status as of March 31, 2014. As of December 31, 2013, the Company had two construction and land loans totaling $0.1 million that were more than 90 days past due but still on accrual status.

Nonaccrual and delinquent loans are affected by many factors such as economic and business conditions, interest rates, unemployment levels, and real estate collateral values, among others. In periods of prolonged economic declines, borrowers may become more severely affected over time as liquidity levels decline and the borrower’s ability to continue to make payments deteriorates. With respect to real estate collateral values, the decline from the peak, as well as the value of the real estate at the time of origination versus the current value can impact the level of problem loans. For instance, if the loan to value ratio at the time of renewal has increased due to the decline in the real estate value since origination, the loan may no longer meet the Bank’s underwriting standards and may be considered for classification as a problem loan dependent upon a review of risk factors.
Delinquencies. As of March 31, 2014, accruing loans with an aggregate balance of $10.6 million, or 0.20% of total loans, were 30-89 days past due, a decrease of $3.1 million, or 23%, compared to $13.7 million, or 0.27%, of total loans, as of December 31, 2013. Loan delinquencies can be attributed to many factors, such as continuing weakness in, or deteriorating, economic conditions in the region the collateral is located, the loss of a tenant or lower lease rates for commercial borrowers, or the loss of income for consumers and the resulting liquidity impacts on the borrowers. Further deterioration in the credit condition of these delinquent loans could lead to the loans going to nonaccrual status and/or being downgraded. Downgrades would generally result in additional provision for loan losses. If the loan is put on nonaccrual status, the loan would be considered impaired and an impairment analysis would be performed to determine the amount of impairment, if any. Based on the impairment analysis, the provision could be higher or lower than the amount of provision associated with a loan prior to its classification as impaired. Past due loans may be included with accruing substandard loans.
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest in accordance with the contractual terms of the loan agreement is in doubt. When management determines that it is probable that the Bank will not collect all principal or interest on a loan in accordance with the original loan terms, the loan is designated as impaired. Certain impaired loans may continue to accrue interest based on factors such as the restructuring terms, if any, the historical payment performance, the value of collateral, and the financial condition of the borrower. Impaired loans totaled $61.7 million as of March 31, 2014, a decrease of $2.4 million, or 4%, compared to $64.1 million as of December 31, 2013. As of March 31, 2014, $19.3 million of the impaired loans had $2.2 million in specific reserve allocations. The remaining $42.4 million of impaired loans did not have specific reserve allocations due to the adequacy of collateral, prior charge-offs taken, interest collected and applied to principal, or a combination of these items. As of December 31, 2013, $23.4 million of impaired loans had $2.0 million in specific reserve allocations, and the remaining $40.7 million of impaired loans did not have specific reserve allocations.
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
In certain instances, although very infrequent, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were $0.6 million of loans past due 90 days or more and still accruing interest as of March 31, 2014 and $0.1 million as of December 31, 2013.
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
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. TDRs totaled $49.4 million and $54.5 million as of March 31, 2014 and December 31, 2013, respectively. Of the $49.4 million in TDRs as of March 31, 2014, $26.6 million were on accrual status. Of the $54.5 million in TDRs as of December 31, 2013, $28.4 million were on accrual status.
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
The Bank has identified approximately $42.1 million in potential problem loans as of March 31, 2014, an increase of $0.1 million, remaining consistent with the balance as of December 31, 2013. This increase was primarily due to potential problem commercial real estate loans which increased $1.7 million, or 9%, to $21.6 million as of March 31, 2014 compared to $19.9 million as of December 31, 2013, partially offset by a decrease in residential loans of $1.1 million, or 8%, to $11.7 million as of March 31, 2014 from $12.8 million as of December 31, 2013. Numerous factors impact the level of potential problem loans including economic conditions and real estate values. These factors affect the borrower’s liquidity and, in some cases, the borrower’s ability to comply with loan covenants such as debt service coverage. When there is a loss of a major tenant in a commercial real estate building, the appraised value of the building generally declines. Loans may be downgraded when this occurs as a result of the additional risk to the borrower in obtaining a new tenant in a timely manner and negotiating a lease with similar or better terms than the previous tenant. In many cases, these loans are still current and paying as agreed, although future performance may be impacted.
Generally, when a collateral dependent loan becomes impaired, an updated appraisal of the collateral, if appropriate, is obtained. If the impaired loan has not been upgraded to a performing status within a reasonable amount of time, the Bank will continue to obtain updated appraisals as deemed necessary, especially during periods of declining property values.
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
At March 31, 2014, the Company’s cash and cash equivalents amounted to $398.7 million. The Holding Company’s cash and cash equivalents amounted to $34.4 million at March 31, 2014. Management believes that the Company and the Holding Company have adequate liquidity to meet their commitments for the foreseeable future.
Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At March 31, 2014, consolidated cash and cash equivalents and securities available for sale, less securities pledged against current borrowings and derivatives, amounted to $1.0 billion, or 15% of total assets, compared to $0.8 billion, or 12% of total assets at December 31, 2013. Future loan growth may depend upon the Company’s ability to grow its core deposit levels. In addition, the Company has access to available borrowings through the FHLB totaling $830.7 million as of March 31, 2014 compared to $836.5 million at December 31, 2013. Combined, this liquidity totals $1.8 billion, or 27% of assets and 34% of total deposits, as of March 31, 2014 compared to $1.6 billion, or 25% of assets and 31% of total deposits, as of December 31, 2013.
The Bank has various internal policies and guidelines regarding liquidity, both on and off balance sheet, loans to assets ratio, and limits on the use of wholesale funds. These policies and/or guidelines require certain minimum or maximum balances or ratios be maintained at all times. In light of the provisions in the Bank’s internal liquidity policies and guidelines, the Bank will carefully manage the amount and timing of future loan growth.
Holding Company Liquidity. The Company and some of the Company’s majority-owned affiliates hold put and call options that would require the Company to purchase (and the majority-owned affiliates to sell) the remaining noncontrolling interests in these companies at the then fair value generally as determined by the respective agreements. At March 31, 2014, the estimated maximum redemption value for these affiliates related to outstanding put options was $20.8 million, all of which could be redeemed within the next 12 months, under certain circumstances, and is classified on the consolidated balance sheets as redeemable noncontrolling interests. These put and call options are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data - Note 14: Noncontrolling Interests” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The Holding Company’s primary sources of funds are dividends from its affiliates, access to the capital and debt markets, and private equity investments. The Holding Company recognized $1.9 million in net income from discontinued operations during the three months ended March 31, 2014 related to a revenue sharing agreement with Westfield Capital Management Company, LLC (“Westfield”). Other than the revenue sharing agreement with Westfield, divestitures are not ongoing sources of funds for the Holding Company. Dividends from the Bank are limited by various regulatory requirements relating to capital adequacy and retained earnings. See Part II. Item 5. “Market for Registrant’s Common Equity, Related Stockholders Matters, and Issuers Purchases of Equity Securities” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for further details.
The Bank pays dividends to the Holding Company, subject to the approval of the Bank’s board of directors, depending on its profitability and asset growth. If regulatory agencies were to require banks to increase their capital ratios, or impose other restrictions, it may limit the ability of the Bank to pay dividends to the Holding Company and/or limit the amount that the Bank could grow.
Although the Bank is currently above current regulatory requirements for capital, the Holding Company could downstream additional capital to increase the rate that the Bank could grow. Depending upon the amount of capital downstreamed by the Holding Company, the approval of the Holding Company’s board of directors may be required prior to the payment, if any.
The Company is required to pay interest quarterly on its junior subordinated debentures. Since 2010, the Company has been a party to an interest rate swap to hedge a portion of the cash flow associated with a junior subordinated debenture which converted from a fixed rate to a floating rate on December 30, 2010. The estimated cash outlay for the remaining nine months of 2014 for the interest payments, including the effect of the cash flow hedge, is approximately $2.9 million based on the debt outstanding as of the date of this filing and estimated LIBOR.
The Company is required to pay cash dividends quarterly on its Series D preferred stock, issued in April 2013, at 6.95% per annum. The estimated cash outlay for the remaining nine months of 2014 for the Series D preferred stock dividend payments is approximately $2.6 million.
The Company presently plans to pay cash dividends on its common stock on a quarterly basis; however, the declaration of dividends by the board of directors of the Company will depend on consideration of, among other things, profitability, Holding Company liquidity, the Company’s capital levels, recent financial trends and internal forecasts, regulatory limitations, alternative uses of capital deployment, general economic conditions, and pending regulatory changes to capital requirements. In January 2014, the Company increased its quarterly dividend from $0.07 per share to $0.08 per share. Based on the current dividend rate and estimated shares outstanding, the Company estimates the amount to be paid out in the remaining nine months of 2014 for dividends to common shareholders will be approximately $19.3 million.
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
In addition to the above liquidity, the Bank has access to the Federal Reserve discount window facility, which can provide short-term liquidity as “lender of last resort,” brokered deposits, and federal funds lines. The use of non-core funding sources, including brokered deposits and borrowings, by the Bank may be limited by regulatory agencies. Generally, the regulatory agencies prefer that banks rely on core funding sources for liquidity.
From time to time, the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. At March 31, 2014, the Bank had federal fund lines of credit totaling $196.0 million with correspondent institutions to provide immediate access to overnight borrowings. At March 31, 2014, the Bank had $15.0 million outstanding borrowings under these federal fund lines and $181.0 million in unused federal fund lines of credit. At December 31, 2013, the Bank had unused federal fund lines of credit totaling $196.0 million.
If the Bank was no longer able to utilize the FHLB for borrowing, collateral currently used for FHLB borrowings could be transferred to other facilities such as the Federal Reserve’s discount window. In addition, the Bank could increase its usage of brokered deposits. Other borrowing arrangements may have higher rates than the FHLB would typically charge.

Capital Resources
Total shareholders’ equity at March 31, 2014 was $646.0 million, compared to $633.7 million at December 31, 2013, an increase of $12.3 million, or 2%. The increase in shareholders’ equity was primarily the result of net income, partially offset by dividends paid.
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
To be categorized as “well capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the regulatory capital and capital ratios table, below. In addition, the Company and the Bank cannot be subject to any written agreement, order or capital directive or prompt corrective action to be considered “well capitalized.” Both the Company and the Bank maintain capital at levels that would be considered “well capitalized” as of March 31, 2014 under the applicable regulations.

The following table presents the Company’s and the Bank’s amount of regulatory capital and related ratios as of March 31, 2014 and December 31, 2013. Also presented are the capital guidelines established by the Federal Reserve, which pertain to the Company, and by the FDIC, which pertain to the Bank. To be categorized as “adequately capitalized” or “well capitalized,” the Company and the Bank must be in compliance with these ratios as long as the Company and/or the Bank are not subject to any written agreement, order, capital directive, or prompt corrective action directive. The Federal Reserve, the FDIC, and the Massachusetts Commissioner of Banks may impose higher capital ratios than those listed below based on the results of regulatory exams.

	Actual		For capital adequacy purposes (at least)		To be well capitalized under prompt corrective action provisions (at least)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of March 31, 2014
Total risk-based capital
Company	$703,808	14.95%	$376,608	8.00%	$470,760	10.00%
Boston Private Bank	641,837	13.73	374,081	8.00	467,601	10.00
Tier I risk-based capital
Company	644,589	13.69	188,304	4.00	282,456	6.00
Boston Private Bank	583,139	12.47	187,040	4.00	280,561	6.00
Tier I leverage capital
Company	644,589	10.19	252,983	4.00	316,228	5.00
Boston Private Bank	583,139	9.32	250,358	4.00	312,948	5.00

As of December 31, 2013
Total risk-based capital
Company	$689,767	14.77%	$373,483	8.00%	$466,854	10.00%
Boston Private Bank	631,510	13.63	354,285	8.00	442,856	10.00
Tier I risk-based capital
Company	631,041	13.52	186,741	4.00	280,112	6.00
Boston Private Bank	573,340	12.37	177,112	4.00	265,714	6.00
Tier I leverage capital
Company	631,041	10.09	250,085	4.00	312,606	5.00
Boston Private Bank	573,340	9.27	239,663	4.00	299,579	5.00
Bank regulatory authorities restrict the Bank from lending or advancing funds to, or investing in the securities of, the Company. Further, these authorities restrict the amounts available for the payment of dividends by the Bank to the Company.
As of March 31, 2014, the Company has sponsored the creation of, or assumed sponsorship of, three statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. The Company dissolved one statutory trust in August 2013 and another in January 2014, after the Company repurchased all of the respective trusts' trust preferred securities.
In accordance with ASC 810-10-55, Consolidation - Overall - Implementation Guidance and Illustrations - Variable Interest Entities, these statutory trusts created by, or assumed by, the Company are not consolidated into the Company’s financial statements; however, the Company reflects the amounts of junior subordinated debentures payable to the preferred stockholders of statutory trusts as debt in its financial statements. As of both March 31, 2014 and December 31, 2013, all $100.0 million of the net balance of these trust preferred securities qualified as Tier I capital.

Results of operations for the three months ended March 31, 2014 versus March 31, 2013
Net Income. The Company recorded net income from continuing operations for the three months ended March 31, 2014 of $16.3 million, compared to $12.4 million for the same period in 2013. Net income attributable to the Company, which includes income from both continuing and discontinued operations, for the three months ended March 31, 2014 was $17.0 million, compared to $13.2 million for the same period in 2013.
The Company recognized diluted EPS from continuing operations for the three months ended March 31, 2014 of $0.18 per share, compared to $0.13 per share for the same period in 2013. Diluted EPS attributable to common shareholders, which includes both continuing and discontinued operations, for the three months ended March 31, 2014 was $0.20 per share, compared to $0.15 per share for the same period in 2013. Net income from continuing operations in both 2014 and 2013 was offset by charges that reduce income available to common shareholders. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 2: Earnings Per Share” for further detail on these charges to income available to common shareholders.

The following discussions are based on the Company’s continuing operations, unless otherwise stated.
The following table presents selected financial highlights:

	Three months ended March 31,		% Change
	2014	2013
	(In Thousands)
Net interest income	$44,522	$44,276	1%
Fees and other income	32,733	30,761	6%
Total revenue	77,255	75,037	3%
Provision/ (credit) for loan losses	(1,200)	—	nm
Operating expense	54,968	56,586	(3)%
Income tax expense	7,138	6,040	18%
Net income from continuing operations	16,349	12,411	32%
Net income from discontinued operations	1,928	1,722	12%
Less: Net income attributable to noncontrolling interests	1,236	930	33%
Net income attributable to the Company	$17,041	$13,203	29%
Net interest income. Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference between the average rate earned on total interest-earning assets and the average rate paid on total interest-bearing liabilities. NIM is the amount of net interest income, on a fully taxable-equivalent (“FTE”) basis, expressed as a percentage of average interest-earning assets. The average rate earned on earning assets is the amount of annualized taxable equivalent interest income expressed as a percentage of average earning assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities. When credit quality declines and loans are placed on nonaccrual status, NIM can decrease because the same assets are earning less income. Loans graded as substandard but still accruing interest income totaled $42.1 million at March 31, 2014 and could be placed on nonaccrual status if their credit quality declines further.
Net interest income for the three months ended March 31, 2014 was $44.5 million, an increase of $0.2 million, or 1%, compared to the same period in 2013. The increase for the three months is due to higher volume and yields on cash and investments and lower average rates paid on the Company’s deposits and borrowings, partially offset by lower yields on loans. The NIM was 3.04% for the three months ended March 31, 2014, a decrease of six basis points compared to the same period in 2013.
The following table presents the composition of the Company’s NIM on a FTE basis for the three months ended March 31, 2014 and 2013; however, the discussion following these tables reflects non-FTE data.

	Average Balance		Interest Income/Expense		Average Yield/Rate
(In Thousands)	As of and for the three months ended March 31,
AVERAGE BALANCE SHEET:	2014	2013	2014	2013	2014	2013
AVERAGE ASSETS
Interest-Earning Assets:
Cash and Investments (1):
Taxable investment securities	$254,407	$198,833	$636	$511	1.00%	1.03%
Non-taxable investment securities (2)	224,054	205,255	1,391	1,291	2.48%	2.52%
Mortgage-backed securities	341,082	317,686	1,936	1,402	2.27%	1.76%
Federal funds sold and other	204,157	168,004	346	179	0.68%	0.43%
Total Cash and Investments	1,023,700	889,778	4,309	3,383	1.68%	1.52%
Loans: (3)
Commercial and Construction (2)	2,833,475	2,805,685	30,921	31,990	4.37%	4.56%
Residential	2,035,232	2,003,845	16,169	16,928	3.18%	3.38%
Home Equity and Other Consumer	245,596	268,156	1,805	1,987	2.98%	3.01%
Total Loans	5,114,303	5,077,686	48,895	50,905	3.83%	4.01%
Total Earning Assets	6,138,003	5,967,464	53,204	54,288	3.47%	3.64%
Less: Allowance for Loan Losses	77,228	84,330
Cash and due from Banks (non-interest bearing)	41,559	41,897
Other Assets	347,721	391,909
TOTAL AVERAGE ASSETS	$6,450,055	$6,316,940
AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits:
Savings and NOW	$545,973	$576,814	$98	$132	0.07%	0.09%
Money Market	2,490,836	2,387,363	1,845	2,086	0.30%	0.35%
Certificates of Deposits	624,547	678,788	1,273	1,568	0.83%	0.94%
Total Deposits	3,661,356	3,642,965	3,216	3,786	0.36%	0.42%
Junior Subordinated Debentures	106,363	137,016	955	1,154	3.59%	3.37%
FHLB Borrowings and Other	506,864	537,468	2,343	3,065	1.85%	2.28%
Total Interest-Bearing Liabilities	4,274,583	4,317,449	6,514	8,005	0.61%	0.75%
Noninterest Bearing Demand Deposits	1,422,928	1,264,803
Payables and Other Liabilities	91,863	107,645
Total Average Liabilities	5,789,374	5,689,897
Redeemable Noncontrolling Interests	20,132	17,184
Average Shareholders’ Equity	640,549	609,859
TOTAL AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY	$6,450,055	$6,316,940
Net Interest Income - on a FTE Basis			$46,690	$46,283
FTE Adjustment (2)			2,168	2,007
Net Interest Income (GAAP Basis)			$44,522	$44,276
Interest Rate Spread					2.86%	2.89%
Net Interest Margin					3.04%	3.10%

________________________

(1)	Investments classified as available for sale are shown in the average balance sheet at amortized cost.

(2)	Interest income on non-taxable investments and loans is presented on a FTE basis using statutory rates. The discussion following these tables reflects non-FTE data.

(3)	Includes loans held for sale and nonaccrual loans.
Interest and Dividend Income. Interest and dividend income for the three months ended March 31, 2014 was $51.0 million, a decrease of $1.2 million, or 2%, compared to the same period in 2013. The decrease was primarily due to lower yields on loans, partially offset by increased average loan and investment volume.
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
Interest income on commercial loans (including construction loans), on a non-FTE basis, for the three months ended March 31, 2014 was $29.2 million, a decrease of $1.2 million, or 4%, compared to the same period in 2013 as a result of a 21 basis point decrease in the average yield, partially offset by a 1% increase in the average balance. The increase in the average balance for the three month period is related to the organic growth of the commercial loan portfolio at the Bank, as discussed above in “Loan Portfolio and Credit Quality.” The decrease in the average yield for the three month period is the result of market conditions leading to lower rates due to competition for higher quality loans.
Interest income on residential mortgage loans for the three months ended March 31, 2014 was $16.2 million, a decrease of $0.8 million, or 4%, compared to the same period in 2013 as a result of a 20 basis point decrease in the average yield partially offset by a 2% increase in the average balance. The decrease in the average yield for the three month period was primarily due to adjustable rate mortgage (“ARM”) loans repricing to lower rates, clients refinancing into lower rates and new loan originations at historically low rates. The increase in the average balances for the three month period was due to the organic growth of the residential loan portfolio at the Bank.
Interest income on home equity and other consumer loans for the three months ended March 31, 2014 was $1.8 million, a decrease of $0.2 million, or 9%, compared to the same period in 2013, as a result of an 8% decrease in the average balance and a three basis point decrease in the average yield. The decrease in average balance reflects lower client demand. The decrease in average yield is primarily due to lower market rates on consumer loans.
Investment income, on a non-FTE basis, for the three months ended March 31, 2014 was $3.8 million, an increase of $0.9 million, or 30%, compared to the same period in 2013, as a result of an 18 basis point increase in average yield and a 15% increase in the average balance. The increase in the average balance is primarily due to timing and volume of deposit balances as compared to the level of loans outstanding. Investment decisions are made based on anticipated liquidity, loan demand, and asset-liability management considerations.
Interest expense. Interest expense on deposits and borrowings for the three months ended March 31, 2014 was $6.5 million, a decrease of $1.5 million, or 19%, compared to the same period in 2013.
Interest expense on deposits for the three months ended March 31, 2014 was $3.2 million, a decrease of $0.6 million, or 15%, compared to the same period in 2013, as a result of a six basis point decrease in the average rate paid, partially offset by a 1% increase in the average balance. The decrease in the average rate paid was primarily due to the Bank’s ability to lower interest rates on all account types due to the low interest rate environment.
Interest paid on borrowings for the three months ended March 31, 2014 was $3.3 million, a decrease of $0.9 million, or 22%, compared to the same period in 2013, as a result of a 35 basis point decrease in the average rate paid and a 9% decrease in the average balance. The decrease in the average rate paid is primarily due to the higher-rate FHLB borrowings maturing and being replaced at lower rates, and the repurchase of a portion of the Company’s junior subordinated debt in 2013 and the prepayment of repurchase agreements in 2013.
Provision/ (credit) for loan losses. The provision/ (credit) for loan losses for the three months ended March 31, 2014 was a credit of $1.2 million. No provision or credit was recorded for the same period in 2013. The credit to the provision is primarily due to net recoveries and lower qualitative factors, partially offset by the increase in adversely-classified loans and growth of the loan portfolio.

The provision/ (credit) for loan losses is determined as a result of the required level of the allowance for loan losses, estimated by management, which reflects the inherent risk of loss in the loan portfolio as of the balance sheet dates. The factors used by management to determine the level of the allowance for loan losses include the trends in problem loans, economic and business conditions, strength of management, real estate collateral values, and underwriting standards. For further details, see “Loan Portfolio and Credit Quality” above.
Fees and other income. Fees and other income for the three months ended March 31, 2014 was $32.7 million, an increase of $2.0 million, or 6%, compared to the same period in 2013. Factors affecting the increase are higher investment management fees, wealth advisory fees, private banking wealth management trust fees, and gain on sale of OREO, partially offset by lower gain on sale of loans and no gain on the repurchase of debt in 2014.
Investment management fees for the three months ended March 31, 2014 was $11.5 million, an increase of $1.4 million, or 14%, compared to the same period in 2013. AUM at the Investment Managers was $10.5 billion at March 31, 2014, an increase of $1.2 billion, or 13%, compared to the same period in 2013. The increase is due to market appreciation, partially offset by net outflows. Investment management fees from the Investment Managers are typically calculated based on a percentage of AUM, and the majority of the first quarter 2014 investment management fee revenues were earned based upon beginning-of-period (December 31, 2013) AUM for the quarter. Changes in revenue generally lag behind changes in AUM.
Wealth advisory fee income for the three months ended March 31, 2014 was $11.5 million, an increase of $1.4 million, or 14%, compared to the same period in 2013. AUM as of March 31, 2014 managed by the Wealth Advisors was $9.6 billion, an increase of $1.2 billion, or 14%, compared to March 31, 2013.
Private banking wealth management and trust fees for the three months ended March 31, 2014 was $7.0 million, an increase of $0.2 million, or 3%, compared to the same period in 2013. AUM as of March 31, 2014 managed by the Bank was $4.6 billion, an increase of $0.4 billion, or 11%, compared to March 31, 2013.
Gain on sale of OREO, net for the three months ended March 31, 2014 was $0.8 million, compared to a gain of less than $0.1 million for the same period in 2013. The 2014 gain represents the gain on sale of a single property that had previously been fully charged off.
Gain on sale of loans for the three months ended March 31, 2014 was $0.1 million, a decrease of $1.1 million, or 93%, compared to the same period in 2013. Gain on sale of loans in 2014 represent gains on sale of loans originated for sale. The gain on sale of loans was negatively impacted in 2014 by the significant decline in volume of residential loan refinancing. The Company expects this trend to continue for the foreseeable future. In the first quarter of 2013, the Company transferred $9.1 million in loans from its loan portfolio into loans held for sale, and subsequently sold them for a gain of $0.2 million.
The Company did not repurchase any debt in the three months ended March 31, 2014, compared to the same period in 2013 in which the Company repurchased $9.8 million of its junior subordinated debt and recognized a gain of $0.6 million. The Company does not expect to repurchase any material amounts of junior subordinated debt in 2014.
Operating Expense. Operating expense for the three months ended March 31, 2014 was $55.0 million, a decrease of $1.6 million, or 3%, compared to the same period in 2013. The decrease for the three months ended March 31, 2014 is primarily due to decreases in salaries and employee benefits, FDIC insurance, contract services and data processing, and other expense, partially offset by increases in occupancy and equipment expense and professional fees.
Salaries and employee benefits expense, the largest component of operating expense, for the three months ended March 31, 2014 was $36.6 million, a decrease of $0.9 million, or 2%, compared to the same period in 2013. The decrease is due to lower fixed compensation and benefit costs, partially offset by increased variable compensation costs.
Occupancy and equipment expense for the three months ended March 31, 2014 was $7.8 million, an increase of $0.3 million, or 4%, compared to the same period in 2013. The increase is primarily related to increased technology and equipment costs.
Professional services for the three months ended March 31, 2014 was $2.8 million, an increase of $0.2 million, or 7%, compared to the same period in 2013. The increase is primarily due to increased consulting and legal expenses for loan workout matters, partially offset by decreased general legal expenses.
Contract services and data processing expense for the three months ended March 31, 2014 was $1.4 million, a decrease of $0.1 million, or 8%, compared to the same period in 2013. The decrease is primarily related to lower core system expenses.

FDIC insurance for the three months ended March 31, 2014 was $0.9 million, a decrease of $0.1 million, or 14%, compared to the same period in 2013. The decrease is primarily due to a lower FDIC assessment rate. The rate the FDIC assesses banks is based upon several factors such as profitability, problem loans and capital levels.
Other expenses for the three months ended March 31, 2014 was $2.9 million, a decrease of $0.9 million, or 23%, compared to the same period in 2013. The decrease is primarily due to decreased prepayment expense on debt restructuring and a 2013 legal settlement.
Income Tax Expense. Income tax expense for continuing operations for the three months ended March 31, 2014 was an expense of $7.1 million. The effective tax rate for continuing operations for the three months ended March 31, 2014 was 30.4%, compared to an effective tax rate of 32.7% for the same period in 2013. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 9: Income Taxes” for further detail.

Recent Accounting Pronouncements
In January 2014, the FASB issued ASU No. 2014-04, Receivables - Troubled Debt Restructuring by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments to this update are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 and interim periods within annual periods beginning after December 15, 2015. The Company does not expect this ASU to have a material effect on its consolidated financial statements.
In January 2014, the FASB issued ASU 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments to this update apply to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow-through entities for tax purposes that meet the conditions for and that elect to use the proportional amortization method to account for investments in qualified affordable housing projects. The amendments to this update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the consolidated statement of operations as a component of income tax expense (benefit) and should be applied retrospectively to all periods presented. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 and interim periods within annual periods beginning after December 15, 2015. Early adoption is permitted. The Company elected to early adopt this ASU effect January 1, 2014 and adopted the proportional amortization method discussed above. The effect of this retrospective change of accounting policy was not material. Reclassifications as a result of this adoption on the Company's consolidated financial statements are discussed in Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 1: Basis of Presentation and Summary of Significant Accounting Policies.”
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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in the Interest Rate Sensitivity and Market Risk as described in Part II. Item 7A. “Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Sensitivity and Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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
Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of March 31, 2014 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries, was made known to the certifying officers by others within the Company and its consolidated subsidiaries in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reporting within the time periods specified in the SEC rules and forms. On a quarterly basis, the Company evaluates the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.
(b) Change in internal controls over financial reporting.
There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. Other Information

Item 1.     Legal Proceedings
The Company is involved in various legal proceedings. In the opinion of management, final disposition of these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 1A.     Risk Factors
Before deciding to invest in us or deciding to maintain or increase your investment, you should carefully consider the risks described in Part I. Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC. There have been no material changes to these risk factors since the filing of that report.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.     Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
None.

Item 6.     Exhibits
(a) Exhibits

Exhibit No.	Description	Incorporated by Reference			Filed or Furnished with this 10-Q
		Form	SEC Filing Date	Exhibit Number
10.1	Boston Private Financial Holdings, Inc. Amended and Restated 2009 Stock Option and Incentive Plan	8-K	4/17/2014	99.1	Filed
10.2	Boston Private Financial Holdings, Inc. 2001 Employee Stock Purchase Plan, as amended and restated as of January 1, 2014	8-K	4/17/2014	99.2	Filed
31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
101.INS	XBRL Instance Document				Furnished
101.SCH	XBRL Taxonomy Extension Schema Document				Furnished
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Furnished
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Furnished
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Furnished
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Furnished

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

/s/ CLAYTON G. DEUTSCH
May 7, 2014	Clayton G. Deutsch
Chief Executive Officer and President

/s/ DAVID J. KAYE
May 7, 2014	David J. Kaye
Executive Vice President, Treasurer, and Chief Financial Officer