Form 10-Q
period 2014-06-30
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2014-08-06
CIK 821127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 1, 2014:

Common Stock, Par Value $1.00 Per Share	80,414,429
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION, ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2014	December 31, 2013
	(In thousands, except share and per share data)
Assets:
Cash and cash equivalents	$139,181	$191,881
Investment securities available for sale (amortized cost of $681,070 and $694,832 at June 30, 2014 and December 31, 2013, respectively)	683,590	691,729
Investment securities held to maturity (fair value of $139,679 and $110,917 at June 30, 2014 and December 31, 2013, respectively)	138,380	112,014
Stock in Federal Home Loan Banks	35,276	38,612
Loans held for sale	2,841	6,123
Total loans	5,106,051	5,112,459
Less: Allowance for loan losses	74,547	76,371
Net loans	5,031,504	5,036,088
Other real estate owned (“OREO”)	921	776
Premises and equipment, net	28,410	29,158
Goodwill	110,180	110,180
Intangible assets, net	18,506	20,604
Fees receivable	11,957	12,119
Accrued interest receivable	14,337	14,416
Deferred income taxes, net	50,516	55,364
Other assets	123,224	118,045
Total assets	$6,388,823	$6,437,109
Liabilities:
Deposits	$4,951,852	$5,110,370
Securities sold under agreements to repurchase	137,334	102,353
Federal Home Loan Bank borrowings	416,579	367,254
Junior subordinated debentures	106,363	106,363
Other liabilities	93,149	97,613
Total liabilities	5,705,277	5,783,953
Redeemable Noncontrolling Interests	20,895	19,468
Shareholders’ Equity:
Preferred stock, $1.00 par value; authorized: 2,000,000 shares; Series D, 6.95% Non-Cumulative Perpetual, issued and outstanding: 50,000 shares at June 30, 2014 and December 31, 2013; liquidation preference: $1,000 per share	47,753	47,753
Common stock, $1.00 par value; authorized: 170,000,000 shares; issued and outstanding: 80,394,009 shares at June 30, 2014 and 79,837,612 shares at December 31, 2013	80,394	79,838
Additional paid-in capital	603,652	616,334
Accumulated deficit	(67,838)	(106,211)
Accumulated other comprehensive income/ (loss)	(1,542)	(4,197)
Total Company’s shareholders’ equity	662,419	633,517
Noncontrolling interests	232	171
Total shareholders’ equity	662,651	633,688
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$6,388,823	$6,437,109
See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$49,396	$48,339	$96,610	$97,689
Taxable investment securities	730	489	1,366	1,000
Non-taxable investment securities	914	778	1,818	1,617
Mortgage-backed securities	1,689	1,340	3,625	2,742
Federal funds sold and other	253	179	599	358
Total interest and dividend income	52,982	51,125	104,018	103,406
Interest expense:
Deposits	3,375	3,120	6,591	6,906
Federal Home Loan Bank borrowings	2,359	2,818	4,685	5,649
Junior subordinated debentures	965	1,156	1,920	2,310
Repurchase agreements and other short-term borrowings	15	132	32	366
Total interest expense	6,714	7,226	13,228	15,231
Net interest income	46,268	43,899	90,790	88,175
Provision/ (credit) for loan losses	(5,000)	(2,000)	(6,200)	(2,000)
Net interest income after provision for loan losses	51,268	45,899	96,990	90,175
Fees and other income:
Investment management fees	11,754	10,848	23,215	20,934
Wealth advisory fees	11,979	10,317	23,452	20,385
Private banking wealth management and trust fees	7,043	6,490	14,004	13,272
Other banking fee income	1,677	1,706	3,357	3,504
Gain on sale of loans, net	1,694	746	1,783	1,933
Gain on repurchase of debt	—	46	—	620
Gain on sale of investments, net	—	18	1	28
Gain/ (loss) on OREO, net	19	(47)	838	(13)
Gain on sale of Pacific Northwest offices	—	10,574	—	10,574
Other	208	286	457	508
Total fees and other income	34,374	40,984	67,107	71,745
Operating expense:
Salaries and employee benefits	34,338	34,054	70,912	71,503
Occupancy and equipment	7,349	7,597	15,146	15,104
Professional services	3,526	2,585	6,369	5,246
Marketing and business development	2,730	2,726	4,156	4,162
Contract services and data processing	1,447	1,484	2,885	3,052
Amortization of intangibles	1,045	1,101	2,098	2,219
FDIC insurance	854	954	1,750	1,994
Other	3,113	6,165	6,054	9,972
Total operating expense	54,402	56,666	109,370	113,252
Income before income taxes	31,240	30,217	54,727	48,668
Income tax expense	10,333	10,701	17,471	16,741
Net income from continuing operations	20,907	19,516	37,256	31,927
Net income from discontinued operations	1,450	2,781	3,378	4,503
Net income before attribution to noncontrolling interests	22,357	22,297	40,634	36,430
(Continued)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands, except share and per share data)
Less: Net income attributable to noncontrolling interests	1,025	969	2,261	1,899
Net income attributable to the Company	$21,332	$21,328	$38,373	$34,531
Adjustments to net income attributable to the Company to arrive at net income attributable to common shareholders	$(1,327)	$(12,667)	$(2,511)	$(13,923)
Net income attributable to common shareholders for earnings per share calculation	$20,005	$8,661	$35,862	$20,608
Basic earnings per share attributable to common shareholders:
From continuing operations:	$0.24	$0.08	$0.42	$0.21
From discontinued operations:	$0.02	$0.03	$0.04	$0.05
Total attributable to common shareholders:	$0.26	$0.11	$0.46	$0.27
Weighted average basic common shares outstanding	78,438,636	77,250,998	78,292,721	77,035,998
Diluted earnings per share attributable to common shareholders:
From continuing operations:	$0.23	$0.08	$0.41	$0.21
From discontinued operations:	$0.02	$0.03	$0.04	$0.05
Total attributable to common shareholders:	$0.25	$0.11	$0.45	$0.26
Weighted average diluted common shares outstanding	80,298,425	78,378,878	80,158,842	78,105,290

 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net income attributable to the Company	$21,332	$21,328	$38,373	$34,531
Other comprehensive income/ (loss), net of tax:
Unrealized gain/ (loss) on securities available for sale	2,226	(5,362)	3,351	(5,971)
Reclassification adjustment for net realized gain/ (loss) included in net income	—	10	1	16
Net unrealized gain/ (loss) on securities available for sale	2,226	(5,372)	3,350	(5,987)
Unrealized gain/ (loss) on cash flow hedges	(885)	747	(1,472)	684
Reclassification adjustment for net realized gain/ (loss) included in net income	(422)	(270)	(777)	(540)
Net unrealized gain/ (loss) on cash flow hedges	(463)	1,017	(695)	1,224
Net unrealized gain/ (loss) on other	—	(286)	—	(442)
Other comprehensive income/ (loss), net of tax	1,763	(4,641)	2,655	(5,205)
Total comprehensive income/ (loss) attributable to the Company, net	$23,095	$16,687	$41,028	$29,326
 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/ (Loss)	Non- controlling Interests	Total
	(In thousands, except share data)
Balance, December 31, 2012	$58,089	$78,744	$640,891	$(176,746)	$2,124	$—	$603,102
Net income attributable to the Company	—	—	—	34,531	—	—	34,531
Other comprehensive income/ (loss), net	—	—	—	—	(5,205)	—	(5,205)
Dividends paid to common shareholders: $0.10 per share	—	—	(7,954)	—	—	—	(7,954)
Dividends paid to preferred shareholders	—	—	(923)	—	—	—	(923)
Repurchase of Non-Cumulative Perpetual Contingent Convertible Preferred Stock, Series B	(58,089)	—	(11,738)	—	—	—	(69,827)
Issuance of 6.95% Non-Cumulative Perpetual Preferred Stock, Series D, net of issuance costs	47,754	—	—	—	—	—	47,754
Issuance of noncontrolling interests	—	—	—	—	—	135	135
Net proceeds from issuance of 71,891 shares of common stock	—	72	479	—	—	—	551
Issuance of 677,620 shares of incentive stock grants, net of 10,496 shares canceled or forfeited	—	667	(667)	—	—	—	—
Amortization of stock compensation and employee stock purchase plan	—	—	3,797	—	—	—	3,797
Stock options exercised	—	251	1,637	—	—	—	1,888
Tax deficiency from certain stock compensation awards	—	—	(643)	—	—	—	(643)
Other equity adjustments	—	—	2,071	—	—	—	2,071
Balance, June 30, 2013	$47,754	$79,734	$626,950	$(142,215)	$(3,081)	$135	$609,277

Balance, December 31, 2013	$47,753	$79,838	$616,334	$(106,211)	$(4,197)	$171	$633,688
Net income attributable to the Company	—	—	—	38,373	—	—	38,373
Other comprehensive income/ (loss), net	—	—	—	—	2,655	—	2,655
Dividends paid to common shareholders: $0.16 per share	—	—	(12,786)	—	—	—	(12,786)
Dividends paid to preferred shareholders	—	—	(1,738)	—	—	—	(1,738)
Issuance of noncontrolling interests	—	—	—	—	—	61	61
Net proceeds from issuance of 61,440 shares of common stock	—	61	514	—	—	—	575
Issuance of 450,960 shares of incentive stock grants, net of 63,804 shares canceled or forfeited and 73,230 shares withheld for employee taxes	—	314	(1,239)	—	—	—	(925)
Amortization of stock compensation and employee stock purchase plan	—	—	2,578	—	—	—	2,578
Stock options exercised	—	181	1,238	—	—	—	1,419
Tax savings from certain stock compensation awards	—	—	585	—	—	—	585
Other equity adjustments	—	—	(1,834)	—	—	—	(1,834)
Balance, June 30, 2014	$47,753	$80,394	$603,652	$(67,838)	$(1,542)	$232	$662,651

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income attributable to the Company	$38,373	$34,531
Adjustments to arrive at net income from continuing operations
Net income attributable to noncontrolling interests	2,261	1,899
Less: Net income from discontinued operations	(3,378)	(4,503)
Net income from continuing operations	37,256	31,927
Adjustments to reconcile net income from continuing operations to net cash provided by/ (used in) operating activities:
Depreciation and amortization	9,193	9,929
Net income attributable to noncontrolling interests	(2,261)	(1,899)
Equity issued as compensation	2,578	3,797
Provision/ (credit) for loan losses	(6,200)	(2,000)
Loans originated for sale	(22,033)	(157,039)
Proceeds from sale of loans held for sale	25,497	174,869
Gain on repurchase of debt	—	(620)
Gain on sale of Pacific Northwest offices	—	(10,574)
Deferred income tax expense/ (benefit)	2,684	4,873
Net decrease/ (increase) in other operating activities	(8,588)	1,153
Net cash provided by/ (used in) operating activities of continuing operations	38,126	54,416
Net cash provided by/ (used in) operating activities of discontinued operations	3,378	4,503
Net cash provided by/ (used in) operating activities	41,504	58,919
Cash flows from investing activities:
Investment securities available for sale:
Purchases	(118,323)	(178,406)
Sales	5,331	1,490
Maturities, redemptions, and principal payments	123,802	138,424
Investment securities held to maturity:
Purchases	(34,936)	—
Principal payments	8,155	—
(Investments)/ distributions in trusts, net	(300)	(309)
(Purchase)/ redemption of Federal Home Loan Banks stock	3,336	1,359
Net (increase)/ decrease in portfolio loans	(52,185)	(37,109)
Proceeds from recoveries of loans previously charged-off	5,320	2,979
Proceeds from sale of OREO	838	2,455
Proceeds from sale of portfolio loans	58,568	9,449
Proceeds from sale of Pacific Northwest offices	—	123,693
Capital expenditures	(2,520)	(5,164)
Cash used in other investing activities	(1,601)	(224)
Net cash provided by/ (used in) investing activities	(4,515)	58,637
(Continued)

	Six months ended June 30,
	2014	2013
	(In thousands)
Cash flows from financing activities:
Net increase/ (decrease) in deposits, including deposits held for sale	(158,518)	(334,606)
Net (decrease)/ increase in securities sold under agreements to repurchase	34,981	(89,619)
Net (decrease)/ increase in federal funds purchased	—	65,000
Net (decrease)/ increase in short-term Federal Home Loan Bank borrowings	40,000	25,000
Advances of long-term Federal Home Loan Bank borrowings	20,000	68,000
Repayments of long-term Federal Home Loan Bank borrowings	(10,675)	(52,415)
Repurchase of debt	—	(9,533)
Dividends paid to common shareholders	(12,786)	(7,954)
Dividends paid to preferred shareholders	(1,738)	(923)
Proceeds from issuance of Series D preferred stock, net	—	47,754
Repurchase of Series B preferred stock, including deemed dividend at repurchase	—	(69,827)
Tax benefit/ (deficiency) from certain stock compensation awards	585	(643)
Proceeds from stock option exercises	1,419	1,888
Proceeds from issuance of common stock, net	(350)	551
Distributions paid to noncontrolling interests	(2,162)	(1,678)
Other equity adjustments	(445)	359
Net cash provided by/ (used in) financing activities	(89,689)	(358,646)
Net increase/ (decrease) in cash and cash equivalents	(52,700)	(241,090)
Cash and cash equivalents at beginning of year	191,881	308,744
Cash and cash equivalents at end of period	$139,181	$67,654
Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$15,980	$15,443
Cash paid for income taxes, net of (refunds received)	19,368	16,027
Change in unrealized gain/ (loss) on securities available for sale, net of tax	3,350	(5,987)
Change in unrealized gain/ (loss) on cash flow hedges, net of tax	(695)	1,224
Change in unrealized gain/ (loss) on other, net of tax	—	(442)
Non-cash transactions:
Loans transferred into/ (out of) other real estate owned from/ (to) held for sale or portfolio	—	(372)
Loans transferred into/ (out of) held for sale from/ (to) portfolio	56,967	7,493
Loans charged-off	(944)	(4,236)

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
The Investment Management segment has two consolidated affiliates, consisting of Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”) and Anchor Capital Advisors, LLC (“Anchor”), both of which are registered investment advisers (together, the “Investment Managers”).
The Wealth Advisory segment has two consolidated affiliates, consisting of KLS Professional Advisors Group, LLC (“KLS”) and Bingham, Osborn & Scarborough, LLC (“BOS”), both of which are wealth management firms and registered investment advisers (together, the “Wealth Advisors” and, together with the Investment Managers, the “non-banks”).
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
On January 1, 2014, the Company early adopted Accounting Standards Update (“ASU”) 2014-01 Investments - Equity Methods and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects, (“ASU 2014-01”). As a result of adopting ASU 2014-01, amortization expense of these investments, which was previously reported as an operating expense, is now reported with income tax expense and is measured using the proportional amortization method. There was no change to the reporting of the related tax benefits from tax losses and credits, which have always been reported within income tax expense. ASU 2014-01 required retrospective adoption. Therefore, prior periods have been reclassified to conform to current period presentation. Included within income tax expense for the three months ending June 30, 2014 and 2013 is $0.1 million and $0.1 million, respectively, of amortization of investments and $0.3 million and $0.2 million, respectively, of related tax benefits from tax losses and credits. Included within income tax expense for the six months ending June 30, 2014 and 2013 is $0.4 million and $0.3 million, respectively, of amortization of investments and $0.5 million and $0.3 million, respectively, of related tax benefits from tax losses and credits.
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

2.    Earnings Per Share
The two class method of calculating earnings per share (“EPS”) is presented below for the three and six months ended June 30, 2014 and 2013. The following tables present the computations of basic and diluted EPS:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands, except share and per share data)
Basic earnings per share - Numerator:
Net income from continuing operations	$20,907	$19,516	$37,256	$31,927
Less: Net income attributable to noncontrolling interests	1,025	969	2,261	1,899
Net income from continuing operations attributable to the Company	19,882	18,547	34,995	30,028
Decrease/ (increase) in noncontrolling interests’ redemption values (1)	(253)	(97)	(369)	(112)
Dividends on participating and preferred securities (2)	(942)	(12,371)	(1,887)	(12,813)
Total adjustments to income attributable to common shareholders	(1,195)	(12,468)	(2,256)	(12,925)
Net income from continuing operations attributable to common shareholders, before allocation to participating securities	18,687	6,079	32,739	17,103
Less: Amount allocated to participating securities	(118)	(88)	(218)	(673)
Net income from continuing operations attributable to common shareholders, after allocation to participating securities	$18,569	$5,991	$32,521	$16,430
Net income from discontinued operations, before allocation to participating securities	$1,450	$2,781	$3,378	$4,503
Less: Amount allocated to participating securities	(14)	(111)	(37)	(325)
Net income from discontinued operations, after allocation to participating securities	$1,436	$2,670	$3,341	$4,178
Net income attributable to common shareholders, before allocation to participating securities	$20,137	$8,860	$36,117	$21,606
Less: Amount allocated to participating securities	(132)	(199)	(255)	(998)
Net income attributable to common shareholders, after allocation to participating securities	$20,005	$8,661	$35,862	$20,608

Basic earnings per share - Denominator:
Weighted average basic common shares outstanding	78,438,636	77,250,998	78,292,721	77,035,998
Per share data - Basic earnings per share from:
Continuing operations	$0.24	$0.08	$0.42	$0.21
Discontinued operations	$0.02	$0.03	$0.04	$0.05
Total attributable to common shareholders	$0.26	$0.11	$0.46	$0.27

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands, except share and per share data)
Diluted earnings per share - Numerator:
Net income from continuing operations attributable to common shareholders, after allocation to participating securities	$18,569	$5,991	$32,521	$16,430
Add back: income allocated to dilutive securities	—	—	—	—
Net income from continuing operations attributable to common shareholders, after allocation to participating securities, after assumed dilution	18,569	5,991	32,521	16,430
Net income from discontinued operations, after allocation to participating securities	1,436	2,670	3,341	4,178
Net income attributable to common shareholders, after allocation to participating securities, after assumed dilution	$20,005	$8,661	$35,862	$20,608
Diluted earnings per share - Denominator:
Weighted average basic common shares outstanding	78,438,636	77,250,998	78,292,721	77,035,998
Dilutive effect of:
Stock options and performance-based restricted stock (3)	685,683	570,355	693,420	560,157
Warrants to purchase common stock (3)	1,174,106	557,525	1,172,701	509,135
Dilutive common shares	1,859,789	1,127,880	1,866,121	1,069,292
Weighted average diluted common shares outstanding (3)	80,298,425	78,378,878	80,158,842	78,105,290
Per share data - Diluted earnings per share from:
Continuing operations	$0.23	$0.08	$0.41	$0.21
Discontinued operations	$0.02	$0.03	$0.04	$0.05
Total attributable to common shareholders	$0.25	$0.11	$0.45	$0.26
Dividends per share declared and paid on common stock	$0.08	$0.05	$0.16	$0.10
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

(3)
The diluted EPS computations for the three and six months ended June 30, 2014 and 2013 do not assume the conversion, exercise, or contingent issuance of the following shares for these periods because the result would have been anti-dilutive for the periods indicated. As a result of the anti-dilution, the potential common shares excluded from the diluted EPS computation are as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Shares excluded due to exercise price exceeding the average market price of common shares during the period (total outstanding):	(In thousands)
Potential common shares from:
Stock options or other dilutive securities (a)	780	1,398	865	1,511
Total shares excluded due to exercise price exceeding the average market price of common shares during the period	780	1,398	865	1,511

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
Reconciliation of Reportable Segment Items
The following tables present a reconciliation of the revenues, profits, assets, and other significant items of reportable segments as of and for the three and six months ended June 30, 2014 and 2013. Interest expense on junior subordinated debentures is reported at the Holding Company.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Private Banking	(In thousands)
Net interest income	$47,236	$44,998	$92,641	$90,367
Fees and other income (1)	10,515	19,608	20,186	29,498
Total revenues	57,751	64,606	112,827	119,865
Provision/ (credit) for loan losses	(5,000)	(2,000)	(6,200)	(2,000)
Operating expense	33,170	36,504	66,814	71,139
Income before income taxes	29,581	30,102	52,213	50,726
Income tax expense	10,426	10,885	18,105	17,709
Net income from continuing operations	19,155	19,217	34,108	33,017
Net income attributable to the Company	$19,155	$19,217	$34,108	$33,017

Assets	$6,203,436	$5,783,621	$6,203,436	$5,783,621
AUM	$4,716,000	$4,126,000	$4,716,000	$4,126,000
Amortization of intangibles	$60	$71	$127	$140
Depreciation	$1,343	$1,439	$2,773	$2,768

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Investment Management	(In thousands)
Net interest income	$5	$5	$11	$11
Fees and other income	11,754	10,866	23,216	20,962
Total revenues	11,759	10,871	23,227	20,973
Operating expense	9,102	8,301	17,436	16,046
Income before income taxes	2,657	2,570	5,791	4,927
Income tax expense	877	842	1,924	1,615
Net income from continuing operations	1,780	1,728	3,867	3,312
Noncontrolling interests	540	521	1,175	987
Net income attributable to the Company	$1,240	$1,207	$2,692	$2,325

Assets	$101,626	$100,791	$101,626	$100,791
AUM	$10,917,000	$9,149,000	$10,917,000	$9,149,000
Amortization of intangibles	$739	$780	$1,478	$1,580
Depreciation	$63	$54	$122	$106

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Wealth Advisory	(In thousands)
Net interest income	$(32)	$16	$4	$36
Fees and other income	12,040	10,317	23,504	20,383
Total revenues	12,008	10,333	23,508	20,419
Operating expense	8,124	6,892	15,907	14,468
Income before income taxes	3,884	3,441	7,601	5,951
Income tax expense	1,509	1,304	2,901	2,181
Net income from continuing operations	2,375	2,137	4,700	3,770
Noncontrolling interests	486	448	1,045	912
Net income attributable to the Company	$1,889	$1,689	$3,655	$2,858

Assets	$74,203	$68,404	$74,203	$68,404
AUM	$9,760,000	$8,516,000	$9,760,000	$8,516,000
Amortization of intangibles	$246	$250	$493	$499
Depreciation	$82	$100	$154	$188

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Holding Company and Eliminations	(In thousands)
Net interest income	$(941)	$(1,120)	$(1,866)	$(2,239)
Fees and other income	65	193	201	902
Total revenues	(876)	(927)	(1,665)	(1,337)
Operating expense	4,006	4,969	9,213	11,599
Income/ (loss) before income taxes	(4,882)	(5,896)	(10,878)	(12,936)
Income tax expense/(benefit)	(2,479)	(2,330)	(5,459)	(4,764)
Net income/(loss) from continuing operations	(2,403)	(3,566)	(5,419)	(8,172)
Noncontrolling interests	(1)	—	41	—
Discontinued operations	1,450	2,781	3,378	4,503
Net income/(loss) attributable to the Company	$(952)	$(785)	$(2,082)	$(3,669)

Assets	$9,558	$14,114	$9,558	$14,114
AUM	$(23,000)	$(20,000)	$(23,000)	$(20,000)
Depreciation	$31	$39	$141	$91

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Total Company	(In thousands)
Net interest income	$46,268	$43,899	$90,790	$88,175
Fees and other income	34,374	40,984	67,107	71,745
Total revenues	80,642	84,883	157,897	159,920
Provision/ (credit) for loan losses	(5,000)	(2,000)	(6,200)	(2,000)
Operating expense	54,402	56,666	109,370	113,252
Income before income taxes	31,240	30,217	54,727	48,668
Income tax expense	10,333	10,701	17,471	16,741
Net income from continuing operations	20,907	19,516	37,256	31,927
Noncontrolling interests	1,025	969	2,261	1,899
Discontinued operations	1,450	2,781	3,378	4,503
Net income attributable to the Company	$21,332	$21,328	$38,373	$34,531

Assets	$6,388,823	$5,966,930	$6,388,823	$5,966,930
AUM	$25,370,000	$21,771,000	$25,370,000	$21,771,000
Amortization of intangibles	$1,045	$1,101	$2,098	$2,219
Depreciation	$1,519	$1,632	$3,190	$3,153
___________________

(1)	Included in Private Bank fees and other income for the three and six months ended June 30, 2013 is the $10.6 million gain on sale of the three offices in the Pacific Northwest region.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

4.    Investments
The following table presents a summary of investment securities:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
As of June 30, 2014
Available for sale securities at fair value:
U.S. government and agencies	$12,139	$9	$(69)	$12,079
Government-sponsored entities	239,406	1,030	(208)	240,228
Municipal bonds	218,027	2,850	(516)	220,361
Mortgage-backed securities (1)	194,008	2,427	(3,303)	193,132
Other	17,490	307	(7)	17,790
Total	$681,070	$6,623	$(4,103)	$683,590

Held to maturity securities at amortized cost:
Mortgage-backed securities (1)	$138,380	$1,299	$—	$139,679
Total	$138,380	$1,299	$—	$139,679

As of December 31, 2013
Available for sale securities at fair value:
U.S. government and agencies	$2,300	$15	$(27)	$2,288
Government-sponsored entities	228,670	301	(1,031)	227,940
Municipal bonds	218,900	1,431	(1,898)	218,433
Mortgage-backed securities (1)	229,609	2,513	(4,678)	227,444
Other	15,353	275	(4)	15,624
Total	$694,832	$4,535	$(7,638)	$691,729

Held to maturity securities at amortized cost:
Mortgage-backed securities (1)	$112,014	$15	$(1,112)	$110,917
Total	$112,014	$15	$(1,112)	$110,917
___________________

(1)	All mortgage-backed securities are guaranteed by U.S. government agencies or government-sponsored entities.
The following table presents the maturities of investment securities available for sale, based on contractual maturity, as of June 30, 2014. Certain securities are callable before their final maturity. Additionally, certain securities (such as mortgage-backed securities) are shown within the table below based on their final (contractual) maturity, but, due to prepayments and amortization, are expected to have shorter lives.

	Available for Sale Securities
	Amortized cost	Fair value
	(In thousands)
Within one year	$44,854	$45,293
After one, but within five years	301,396	303,023
After five, but within ten years	133,014	133,943
Greater than ten years	201,806	201,331
Total	$681,070	$683,590

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the maturities of investment securities held to maturity, based on contractual maturity, as of June 30, 2014.

	Held to Maturity Securities
	Amortized cost	Fair value
	(In thousands)
Within one year	$—	$—
After one, but within five years	—	—
After five, but within ten years	—	—
Greater than ten years	138,380	139,679
Total	$138,380	$139,679
The following table presents the proceeds from sales, gross realized gains and gross realized losses for securities available for sale that were sold during the following periods:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Proceeds from sales	$3	$39	$5,331	$1,490
Realized gains	—	18	1	28
Realized losses	—	—	—	—
The following table presents information regarding securities as of June 30, 2014 having temporary impairment, due to the fair values having declined below the amortized cost of the individual securities, and the time period that the investments have been temporarily impaired.

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	# of securities
Available for sale securities	(In thousands)
U.S. government and agencies	$10,423	$(15)	$633	$(54)	$11,056	$(69)	2
Government-sponsored entities	27,177	(17)	38,934	(191)	66,111	(208)	7
Municipal bonds	26,473	(151)	32,772	(365)	59,245	(516)	32
Mortgage-backed securities	32,790	(241)	88,765	(3,062)	121,555	(3,303)	30
Other	46	(5)	7	(2)	53	(7)	5
Total	$96,909	$(429)	$161,111	$(3,674)	$258,020	$(4,103)	76

Held to maturity securities
Mortgage-backed securities (1)	$—	$—	$—	$—	$—	$—	—
Total	$—	$—	$—	$—	$—	$—	—
The U.S. government and agencies securities, government-sponsored entities securities and mortgage-backed securities in the table above as of June 30, 2014 had Standard and Poor’s credit ratings of AA+. The municipal bonds in the table above had Moody’s credit ratings of at least A3 or Standard and Poor’s credit ratings of AA. Seven of the municipal bonds in the table above were not rated by Standard and Poor’s or Moody’s. The other securities consisted of equity securities.
As of June 30, 2014, the amount of investment securities in an unrealized loss position greater than 12 months, as well as in total, was primarily due to movements in interest rates. The Company has no intent to sell any securities in an unrealized loss position as of June 30, 2014 and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized loss amounts.
Cost method investments, which are included in other assets, can be temporarily impaired when the fair values decline below the amortized costs of the individual investments. There were no cost method investments with unrealized losses

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

as of June 30, 2014 or December 31, 2013. The Company’s cost method investments primarily include low income housing partnerships which generate tax credits. The Company also holds partnership interests in venture capital funds formed to provide financing to small businesses and to promote community development. The Company had $28.4 million and $26.2 million in cost method investments included in other assets as of June 30, 2014 and December 31, 2013, respectively.

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
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of June 30, 2014	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available for sale securities:
U.S. government and agencies	$12,079	$10,423	$1,656	$—
Government-sponsored entities	240,228	—	240,228	—
Municipal bonds	220,361	—	220,361	—
Mortgage-backed securities	193,132	—	193,132	—
Other	17,790	17,790	—	—
Total available for sale securities	683,590	28,213	655,377	—
Derivatives - interest rate customer swaps	3,776	—	3,776	—
Other investments	5,488	5,351	137	—
Liabilities:
Derivatives - interest rate customer swaps	$3,865	$—	$3,865	$—
Derivatives - interest rate swaps	1,563	—	1,563	—
Derivatives - junior subordinated debenture interest rate swap	2,694	—	2,694	—

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

		Fair value measurements at reporting date using:
	As of December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available for sale securities:
U.S. government and agencies	$2,288	$—	$2,288	$—
Government-sponsored entities	227,940	—	227,940	—
Municipal bonds	218,433	—	218,433	—
Mortgage-backed securities	227,444	—	227,444	—
Other	15,624	15,624	—	—
Total available for sale securities	691,729	15,624	676,105	—
Derivatives - interest rate customer swaps	2,045	—	2,045	—
Derivatives - interest rate swaps	921	—	921	—
Other investments	5,482	5,052	430	—
Liabilities:
Derivatives - interest rate customer swaps	$2,029	$—	$2,029	$—
Derivatives - interest rate swaps	543	—	543	—
Derivatives - junior subordinated debenture interest rate swap	3,469	—	3,469	—
As of June 30, 2014 and December 31, 2013, available for sale securities consisted primarily of U.S. government and agencies securities, government-sponsored entities securities, municipal bonds, mortgage-backed securities, and other available for sale securities. The equities (which are categorized as other available for sale securities) and, at June 30, 2014, one U.S. Treasury security, are valued with prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement. The government-sponsored entities securities, municipal bonds, mortgage-backed securities, and certain investments in Small Business Administration (“SBA”) loans (which are categorized as U.S. government and agencies securities) generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets. Therefore, they have been categorized as a Level 2 measurement. No investments held at June 30, 2014 or December 31, 2013 were categorized as Level 3.
The Company uses interest rate customer swaps, interest rate swaps and a junior subordinated debenture interest rate swap to manage its interest rate risk, and customer foreign exchange forward contracts to manage its foreign exchange risk, if any. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, they have been categorized as a Level 2 measurement as of June 30, 2014 and December 31, 2013. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements-Note 8: Derivatives and Hedging Activities” for further details.
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
The Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy as of June 30, 2014 and December 31, 2013.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

Other investments, which are not considered available for sale investments, consist of deferred compensation trusts, which consist of publicly traded mutual fund investments that are valued at prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement as of June 30, 2014 and December 31, 2013. The remaining other investments categorized as Level 2 consist of the Company’s cost-method investments as of June 30, 2014 and December 31, 2013.
There were no Level 3 assets at June 30, 2014 or December 31, 2013.
The following tables present the Company’s assets and liabilities measured at fair value on a non-recurring basis during the periods ended June 30, 2014 and 2013, respectively, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of June 30, 2014	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended June 30, 2014	Six months ended June 30, 2014
	(In thousands)
Assets:
Impaired loans (1)	$4,052	$—	$—	$4,052	$(500)	$(500)
___________________

(1)	Collateral-dependent impaired loan held at June 30, 2014 that had write-downs in fair value or whose specific reserve changed during the first six months of 2014.

	As of June 30, 2013	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended June 30, 2013	Six months ended June 30, 2013
	(In thousands)
Assets:
Impaired loans (1)	$7,178	$—	$—	$7,178	$(683)	$(1,885)
________________

(1)	Collateral-dependent impaired loans held at June 30, 2013 that had write-downs in fair value or whose specific reserve changed during the first six months of 2013.
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	As of June 30, 2014
	Fair Value	Valuation technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$4,052	Appraisals of Collateral	Discount for costs to sell	8% - 12%	9%
			Appraisal adjustments	10% - 25%	13%

	As of June 30, 2013
	Fair Value	Valuation technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$7,178	Appraisals of Collateral	Discount for costs to sell	0% - 13%	7%
			Appraisal adjustments	0% - 45%	27%

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
The following tables present the carrying values and fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis (other than certain loans, as noted below):

	As of June 30, 2014
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$139,181	$139,181	$139,181	$—	$—
Investment securities held to maturity	138,380	139,679	—	139,679	—
Loans, net	5,031,504	4,976,329	—	—	4,976,329
Loans held for sale	2,841	2,908	—	2,908	—
Other financial assets	114,756	114,756	—	114,756	—
FINANCIAL LIABILITIES:
Deposits	4,951,852	4,948,957	—	4,948,957	—
Securities sold under agreements to repurchase	137,334	137,319	—	137,319	—
Federal Home Loan Bank borrowings	416,579	426,250	—	426,250	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	7,483	7,483	—	7,483	—

	As of December 31, 2013
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$191,881	$191,881	$191,881	$—	$—
Investment securities held to maturity	112,014	110,917	—	110,917	—
Loans, net	5,036,088	4,985,555	—	—	4,985,555
Loans held for sale	6,123	6,130	—	6,130	—
Other financial assets	117,840	117,840	—	117,840	—
FINANCIAL LIABILITIES:
Deposits	5,110,370	5,113,224	—	5,113,224	—
Securities sold under agreements to repurchase	102,353	102,343	—	102,343	—
Federal Home Loan Bank borrowings	367,254	377,384	—	377,384	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	9,789	9,789	—	9,789	—

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
Total loans include deferred loan fees/ (costs), net, of ($4.8) million and ($4.1) million as of June 30, 2014 and December 31, 2013, respectively.
In the second quarter of 2014, the Bank sold $57.0 million of commercial real estate loans for a $1.6 million gain.
The following table presents a summary of the loan portfolio based on the portfolio segment as of the dates indicated:

	June 30, 2014	December 31, 2013
	(In thousands)
Commercial and industrial	$882,463	$866,053
Commercial real estate	1,780,901	1,813,394
Construction and land	150,422	153,917
Residential	2,039,072	2,032,294
Home equity	112,504	113,660
Consumer and other	140,689	133,141
Total Loans	$5,106,051	$5,112,459

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents nonaccrual loans receivable by class of receivable as of the dates indicated:

	June 30, 2014	December 31, 2013
	(In thousands)
Commercial and industrial	$2,177	$3,484
Commercial real estate	19,421	23,967
Construction and land	3,396	3,489
Residential	14,080	12,777
Home equity	1,273	1,020
Consumer and other	1,273	25
Total	$41,620	$44,762
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, although infrequent, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were $0.1 million of loans 90 days or more past due, but still accruing, as of both June 30, 2014 and December 31, 2013. The Bank’s policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six consecutive months). For troubled debt restructured loans (“TDRs”), a return to accrual status generally requires timely payments for a period of six months in accordance with the restructured loan terms, along with meeting other criteria.
The following tables show the payment status of loans by class of receivable as of the dates indicated:

	June 30, 2014
	Accruing Past Due				Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Accruing Past Due	Current Payment Status	30-89 Days Past Due	90+ Days Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$529	$370	$—	$899	$210	$—	$1,967	$2,177	$879,387	$882,463
Commercial real estate	1,318	824	—	2,142	18,141	—	1,280	19,421	1,759,338	1,780,901
Construction and land	—	11	66	77	296	14	3,086	3,396	146,949	150,422
Residential	—	265	—	265	3,622	1,711	8,747	14,080	2,024,727	2,039,072
Home equity	2,522	—	—	2,522	19	—	1,254	1,273	108,709	112,504
Consumer and other	134	11	—	145	1,032	—	241	1,273	139,271	140,689
Total	$4,503	$1,481	$66	$6,050	$23,320	$1,725	$16,575	$41,620	$5,058,381	$5,106,051

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2013
	Accruing Past Due				Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Accruing Past Due	Current Payment Status	30-89 Days Past Due	90+ Days Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$1,075	$454	$—	$1,529	$1,192	$—	$2,292	$3,484	$861,040	$866,053
Commercial real estate	775	—	—	775	13,337	—	10,630	23,967	1,788,652	1,813,394
Construction and land	1,631	21	65	1,717	392	43	3,054	3,489	148,711	153,917
Residential	8,181	226	—	8,407	4,058	1,630	7,089	12,777	2,011,110	2,032,294
Home equity	542	4	—	546	—	1,000	20	1,020	112,094	113,660
Consumer and other	826	7	—	833	17	—	8	25	132,283	133,141
Total	$13,030	$712	$65	$13,807	$18,996	$2,673	$23,093	$44,762	$5,053,890	$5,112,459
Nonaccruing and delinquent loans are affected by factors such as economic and business conditions, interest rates, unemployment levels, and real estate collateral values, among others. In periods of prolonged economic downturns, borrowers may become more severely impacted over time as liquidity levels decline and the borrower’s ability to continue to make payments deteriorates. With respect to real estate collateral values, the declines from the peak, as well as the value of the real estate at the time of origination versus the current value, can impact the level of problem loans. For instance, if the loan to value ratio at the time of renewal has increased due to the decline in the real estate value since origination, the loan may no longer meet the Bank’s underwriting standards and may not be renewed.
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
The following tables present the loan portfolio’s credit risk profile by internally assigned grade and class of receivable as of the dates indicated:

	June 30, 2014
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Substandard	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$860,727	$11,548	$8,011	$2,177	$882,463
Commercial real estate	1,663,408	77,407	20,665	19,421	1,780,901
Construction and land	128,892	17,646	488	3,396	150,422
Residential	2,014,692	—	10,300	14,080	2,039,072
Home equity	110,709	—	522	1,273	112,504
Consumer and other	139,409	—	7	1,273	140,689
Total	$4,917,837	$106,601	$39,993	$41,620	$5,106,051

	December 31, 2013
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Substandard	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$849,535	$4,857	$8,177	$3,484	$866,053
Commercial real estate	1,709,265	60,305	19,857	23,967	1,813,394
Construction and land	128,667	21,172	589	3,489	153,917
Residential	2,006,707	—	12,810	12,777	2,032,294
Home equity	112,065	—	575	1,020	113,660
Consumer and other	132,130	979	7	25	133,141
Total	$4,938,369	$87,313	$42,015	$44,762	$5,112,459

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present, by class of receivable, the balance of impaired loans with and without a related allowance, the associated allowance for those impaired loans with a related allowance, and the total unpaid principal on impaired loans:

	As of and for the three and six months ended June 30, 2014
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	QTD Average Recorded Investment	YTD Average Recorded Investment	QTD Interest Income Recognized while Impaired	YTD Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$2,037	$3,154	n/a	$2,043	$2,081	$1	$4
Commercial real estate	24,277	34,378	n/a	25,577	27,804	1,564	1,833
Construction and land	730	1,456	n/a	731	779	—	—
Residential	12,215	12,818	n/a	11,035	8,930	54	198
Home equity	50	50	n/a	50	50	—	1
Consumer and other	1,007	1,007	n/a	257	150	1	1
Subtotal	40,316	52,863	n/a	39,693	39,794	1,620	2,037
With an allowance recorded:
Commercial and industrial	1,060	1,168	$74	1,089	1,201	19	28
Commercial real estate	7,594	8,022	1,003	7,660	8,091	97	188
Construction and land	2,666	2,897	221	2,696	2,712	—	—
Residential	6,996	6,996	609	7,544	8,850	56	125
Home equity	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—
Subtotal	18,316	19,083	1,907	18,989	20,854	172	341
Total:
Commercial and industrial	3,097	4,322	74	3,132	3,282	20	32
Commercial real estate	31,871	42,400	1,003	33,237	35,895	1,661	2,021
Construction and land	3,396	4,353	221	3,427	3,491	—	—
Residential	19,211	19,814	609	18,579	17,780	110	323
Home equity	50	50	—	50	50	—	1
Consumer and other	1,007	1,007	—	257	150	1	1
Total	$58,632	$71,946	$1,907	$58,682	$60,648	$1,792	$2,378
___________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three and six months ended June 30, 2013
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	QTD Average Recorded Investment	YTD Average Recorded Investment	QTD Interest Income Recognized while Impaired	YTD Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$2,947	$4,108	n/a	$3,752	$5,503	$189	$270
Commercial real estate	29,838	44,362	n/a	34,007	36,921	433	534
Construction and land	1,086	1,802	n/a	1,099	1,866	6	97
Residential	3,087	4,506	n/a	5,767	4,597	57	86
Home equity	90	90	n/a	53	165	—	1
Consumer and other	—	—	n/a	—	—	—	—
Subtotal	37,048	54,868	n/a	44,678	49,052	685	988
With an allowance recorded:
Commercial and industrial	2,337	2,405	$257	2,981	2,328	18	22
Commercial real estate	19,623	22,699	1,913	21,398	21,050	476	588
Construction and land	4,137	4,309	639	3,959	2,798	—	—
Residential	13,209	13,468	1,530	11,236	12,435	177	289
Home equity	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—
Subtotal	39,306	42,881	4,339	39,574	38,611	671	899
Total:
Commercial and industrial	5,284	6,513	257	6,733	7,831	207	292
Commercial real estate	49,461	67,061	1,913	55,405	57,971	909	1,122
Construction and land	5,223	6,111	639	5,058	4,664	6	97
Residential	16,296	17,974	1,530	17,003	17,032	234	375
Home equity	90	90	—	53	165	—	1
Consumer and other	—	—	—	—	—	—	—
Total	$76,354	$97,749	$4,339	$84,252	$87,663	$1,356	$1,887
___________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the year ended December 31, 2013
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$2,084	$3,222	n/a	$3,908	$332
Commercial real estate	31,917	42,493	n/a	33,861	1,265
Construction and land	1,072	1,798	n/a	1,472	109
Residential	5,536	7,818	n/a	4,139	134
Home equity	50	50	n/a	126	5
Consumer and other	7	7	n/a	2	—
Subtotal	40,666	55,388	n/a	43,508	1,845
With an allowance recorded:
Commercial and industrial	1,353	1,453	$100	2,228	63
Commercial real estate	8,692	9,166	730	17,904	810
Construction and land	2,758	2,982	236	3,415	—
Residential	10,598	10,598	912	12,608	484
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Subtotal	23,401	24,199	1,978	36,155	1,357
Total:
Commercial and industrial	3,437	4,675	100	6,136	395
Commercial real estate	40,609	51,659	730	51,765	2,075
Construction and land	3,830	4,780	236	4,887	109
Residential	16,134	18,416	912	16,747	618
Home equity	50	50	—	126	5
Consumer and other	7	7	—	2	—
Total	$64,067	$79,587	$1,978	$79,663	$3,202
___________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.
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
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. TDRs totaled $41.3 million and $54.5 million as of June 30, 2014 and December 31, 2013, respectively. Of the $41.3 million in TDRs as of June 30, 2014, $24.9 million were on accrual status. Of the $54.5 million in TDRs as of December 31, 2013, $28.4 million were on accrual status.

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
The following tables present the balance of TDRs that were restructured or defaulted during the periods indicated:

As of and for the three months ended June 30, 2014
	Restructured Current Quarter			TDRs that defaulted in the Current Quarter that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
(Dollars in thousands)
Commercial and industrial	—	$—	$—	—	$—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Residential (1)	2	115	115	—	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	2	$115	$115	—	$—
___________________

(1)	Represents the following concessions: temporary reduction of interest rate.

As of and for the six months ended June 30, 2014
	Restructured Year to Date			TDRs that defaulted Year to Date that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
(Dollars in thousands)
Commercial and industrial	—	$—	$—	—	$—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Residential (1)	3	287	296	2	145
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	3	$287	$296	2	$145
___________________

(1)	Represents the following concessions: temporary reduction of interest rate.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three months ended June 30, 2013
	Restructured Current Quarter			TDRs that defaulted in the Current Quarter that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
	(Dollars in thousands)
Commercial and industrial (1)	1	$150	$150	—	$—
Commercial real estate	—	—	—	2	2,994
Construction and land (2)	3	3,257	3,257	—	—
Residential (3)	8	707	707	1	1,116
Home equity (4)	1	40	40	—	—
Consumer and other	—	—	—	—	—
Total	13	$4,154	$4,154	3	$4,110
___________________

(1)	Represents the following concessions: combination of concessions.

(2)	Represents the following concessions: extension of term.

(3)	Represents the following concessions: temporary reduction of interest rate.

(4)	Represents the following concessions: extension of term.

	As of and for the six months ended June 30, 2013
	Restructured Current Year to Date			TDRs that defaulted in the Current Year to Date that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
	(Dollars in thousands)
Commercial and industrial (1)	3	$1,369	$1,369	—	$—
Commercial real estate (2)	5	9,163	9,163	3	3,555
Construction and land (3)	4	3,604	3,604	—	—
Residential (4)	8	707	707	1	1,116
Home equity (5)	1	40	40	—	—
Consumer and other	—	—	—	—	—
Total	21	$14,883	$14,883	4	$4,671
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

7.    Allowance for Loan Losses
The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $74.5 million and $76.4 million at June 30, 2014 and December 31, 2013, respectively.
The following tables present a summary of the changes in the allowance for loan losses for the periods indicated:

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Allowance for loan losses, beginning of period:
Commercial and industrial	$12,200	$11,849	$12,837	$11,825
Commercial real estate	46,366	50,466	44,979	52,497
Construction and land	4,972	4,787	4,465	5,016
Residential	9,746	11,454	10,732	10,892
Home equity	963	1,146	1,020	1,085
Consumer and other	330	464	322	540
Unallocated	2,028	2,120	2,016	2,202
Total allowance for loan losses, beginning of period	76,605	82,286	76,371	84,057
Provision/ (credit) for loan losses:
Commercial and industrial	357	(794)	(570)	(908)
Commercial real estate	(4,323)	(1,628)	(3,266)	(2,547)
Construction and land	(654)	213	(298)	(823)
Residential	(229)	311	(1,677)	2,138
Home equity	14	55	(43)	453
Consumer and other	(59)	(49)	(252)	(123)
Unallocated	(106)	(108)	(94)	(190)
Total provision/(credit) for loan losses	(5,000)	(2,000)	(6,200)	(2,000)
Loans charged-off:
Commercial and industrial	(285)	—	(334)	(27)
Commercial real estate	(500)	(1,100)	(500)	(2,339)
Construction and land	—	(100)	—	(100)
Residential	—	(140)	(88)	(1,405)
Home equity	—	—	—	(360)
Consumer and other	(14)	(3)	(22)	(5)
Total charge-offs	(799)	(1,343)	(944)	(4,236)
Recoveries on loans previously charged-off:
Commercial and industrial	869	828	1,208	993
Commercial real estate	2,543	1,006	2,873	1,133
Construction and land	262	23	413	830
Residential	52	—	602	—
Home equity	15	—	15	23
Consumer and other	—	—	209	—
Total recoveries	3,741	1,857	5,320	2,979

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Allowance for loan losses at end of period:
Commercial and industrial	13,141	11,883	13,141	11,883
Commercial real estate	44,086	48,744	44,086	48,744
Construction and land	4,580	4,923	4,580	4,923
Residential	9,569	11,625	9,569	11,625
Home equity	992	1,201	992	1,201
Consumer and other	257	412	257	412
Unallocated	1,922	2,012	1,922	2,012
Total allowance for loan losses at end of period	$74,547	$80,800	$74,547	$80,800
The following tables present the Company’s allowance for loan losses and loan portfolio at June 30, 2014 and December 31, 2013 by portfolio segment, disaggregated by method of impairment analysis. The Company had no loans acquired with deteriorated credit quality at June 30, 2014 or December 31, 2013.

	Commercial and industrial	Commercial real estate	Construction and land	Residential
	(In thousands)
Allowance for loan losses balance at June 30, 2014 attributable to:
Loans collectively evaluated	$13,067	$43,083	$4,359	$8,960
Loans individually evaluated	74	1,003	221	609
Total allowance for loan losses	$13,141	$44,086	$4,580	$9,569

Recorded investment (loan balance) at June 30, 2014:
Loans collectively evaluated	$879,366	$1,749,030	$147,026	$2,019,861
Loans individually evaluated	3,097	31,871	3,396	19,211
Total Loans	$882,463	$1,780,901	$150,422	$2,039,072

	Home equity	Consumer and other	Unallocated	Total
	(In thousands)
Allowance for loan losses balance at June 30, 2014 attributable to:
Loans collectively evaluated	$992	$257	$1,922	$72,640
Loans individually evaluated	—	—	—	1,907
Total allowance for loan losses	$992	$257	$1,922	$74,547

Recorded investment (loan balance) at June 30, 2014:
Loans collectively evaluated	$112,454	$139,682	$—	$5,047,419
Loans individually evaluated	50	1,007	—	58,632
Total Loans	$112,504	$140,689	$—	$5,106,051

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Commercial and industrial	Commercial real estate	Construction and land	Residential
	(In thousands)
Allowance for loan losses balance at December 31, 2013 attributable to:
Loans collectively evaluated	$12,737	$44,249	$4,229	$9,820
Loans individually evaluated	100	730	236	912
Total allowance for loan losses	$12,837	$44,979	$4,465	$10,732

Recorded investment (loan balance) at December 31, 2013:
Loans collectively evaluated	$862,616	$1,772,785	$150,087	$2,016,160
Loans individually evaluated	3,437	40,609	3,830	16,134
Total Loans	$866,053	$1,813,394	$153,917	$2,032,294

	Home equity	Consumer and other	Unallocated	Total
	(In thousands)
Allowance for loan losses balance at December 31, 2013 attributable to:
Loans collectively evaluated	$1,020	$322	$2,016	$74,393
Loans individually evaluated	—	—	—	1,978
Total allowance for loan losses	$1,020	$322	$2,016	$76,371

Recorded investment (loan balance) at December 31, 2013:
Loans collectively evaluated	$113,610	$133,134	$—	$5,048,392
Loans individually evaluated	50	7	—	64,067
Total Loans	$113,660	$133,141	$—	$5,112,459

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2014 and December 31, 2013:

	June 30, 2014				December 31, 2013
	Asset derivatives		Liability derivatives		Asset derivatives		Liability derivatives
	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$(4,257)	Other assets	$921	Other liabilities	$(4,012)
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	3,776	Other liabilities	(3,865)	Other assets	2,045	Other liabilities	(2,029)
Total		$3,776		$(8,122)		$2,966		$(6,041)
___________________

(1)	For additional details, see Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements-Note 5: Fair Value Measurements.”
The following tables present the effect of the Company’s derivative financial instruments in the consolidated statements of operations for the three and six months ended June 30, 2014 and 2013:

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)
	three months ended June 30,			three months ended June 30,
	2014	2013		2014	2013
(In thousands)
Interest rate products	$(1,513)	$1,197	Interest expense	$(732)	$(471)
Total	$(1,513)	$1,197		$(732)	$(471)

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)
	six months ended June 30,			six months ended June 30,
	2014	2013		2014	2013
(In thousands)
Interest rate products	$(2,514)	$1,175	Interest expense	$(1,348)	$(932)
Total	$(2,514)	$1,175		$(1,348)	$(932)

The following table presents the components of the Company’s accumulated other comprehensive income/ (loss) related to the derivatives for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Accumulated other comprehensive income/ (loss) on cash flow hedges, balance at beginning of period	$(1,995)	$(2,762)	$(1,763)	$(2,969)
Net change in unrealized gain/ (loss) on cash flow hedges	(463)	1,017	(695)	1,224
Accumulated other comprehensive income/ (loss) on cash flow hedges, balance at end of period	$(2,458)	$(1,745)	$(2,458)	$(1,745)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The Holding Company and the Bank have agreements with their derivative counterparties that contain provisions where, if the Holding Company or Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Holding Company or the Bank could also be declared in default on its derivative obligations. The Holding Company and the Bank were in compliance with these provisions as of June 30, 2014 and December 31, 2013.
The Holding Company and the Bank also have agreements with certain of their derivative counterparties that contain provisions where, if the Holding Company or Bank fails to maintain its status as a well- or adequately-capitalized institution, the counterparty could terminate the derivative positions and the Holding Company or the Bank would be required to settle its obligations under the agreements. The Holding Company and the Bank were in compliance with these provisions as of June 30, 2014 and December 31, 2013.
Certain of the Holding Company and the Bank’s agreements with their derivative counterparties contain provisions where, if specified events or conditions occur that materially change the Holding Company’s or the Bank’s creditworthiness in an adverse manner, the Holding Company or the Bank may be required to fully collateralize their obligations under the derivative instruments. The Holding Company and the Bank were in compliance with these provisions as of June 30, 2014 and December 31, 2013.
As of June 30, 2014 and December 31, 2013, the termination amounts related to collateral determinations of derivatives in a liability position was $8.3 million and $6.1 million, respectively. The Company has minimum collateral posting thresholds with its derivative counterparty and has posted collateral of $5.1 million and $7.3 million as of June 30, 2014 and December 31, 2013, respectively, against its obligation under this agreement.

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
The Bank entered into a total of six interest rate swaps, five during 2013 with effective dates of August 1, 2013, March 1, 2014, June 1, 2014, September 2, 2014, and December 1, 2014, and one during 2014 with an effective date of June 1, 2014. The six interest rate swaps each have a notional amount of $25 million and have terms ranging from three to six years. The Bank’s risk management objective and strategy for these interest rate swaps is to reduce its exposure to variability in interest-related cash outflows attributable to changes in the LIBOR swap rate associated with borrowing programs for each of the periods, initially expected to be accomplished with LIBOR-indexed brokered deposits, but may also include LIBOR-indexed FHLB advances. The interest rate swaps will effectively fix the Bank’s interest payments on $150 million of its LIBOR-indexed liabilities at rates between 1.17% and 2.32%, and a weighted average rate of 1.85%.
The Company uses the “Hypothetical Derivative Method” described in ASC 815, Derivatives and Hedging (“ASC 815”), for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (“OCI”) (outside of earnings) and subsequently reclassified to earnings in interest and dividend income when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of operations as part of fees and other income. The Company had no hedge ineffectiveness recognized in earnings during the three and six months ended June 30, 2014 and 2013. The Company also monitors the risk of counterparty default on an ongoing basis.
A portion of the balance reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are made or received on the Company’s interest rate swaps. During the next twelve months, the Company estimates that $3.8 million will be reclassified as an increase in interest expense.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

Non-designated Hedges
Derivatives not designated as hedges are not speculative and result from two different services the Bank provides to qualified commercial clients. The Bank offers certain derivative products directly to such clients. The Bank economically hedges derivative transactions executed with commercial clients by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of these programs are not designated in ASC 815-qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset through earnings. Fees earned in connection with the execution of derivatives related to this program are recognized in the consolidated statement of operations in other income. The derivative asset and liability values above include an adjustment related to the consideration of credit risk required under ASC 820 of less than ($0.1) million in earnings for the three and six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and December 31, 2013, the Bank had 16 and 12 interest rate swaps related to this program with an aggregate notional amount of $189.4 million and $150.8 million, respectively. As of June 30, 2014 and December 31, 2013, the Bank had no foreign currency exchange contracts outstanding related to this program.
The following table presents the effect of the Bank’s derivative financial instruments not designated as hedging instruments in the consolidated statement of operations for the three and six months ended June 30, 2014 and 2013.

		Amount of gain or (loss), net, recognized in income on derivatives
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivative	Three months ended June 30,		Six months ended June 30,
		2014	2013	2014	2013
		(In thousands)
Interest rate products	Other income/ (expense)	$(80)	$23	$(106)	$19
Foreign exchange contracts	Other income/ (expense)	—	3	—	5
Total		$(80)	$26	$(106)	$24

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

9.    Income Taxes
The following table presents the components of income tax expense for continuing operations, discontinued operations, noncontrolling interests and the Company:

	Six months ended June 30,
	2014	2013
	(In thousands)
Income from continuing operations:
Income before income taxes	$54,727	$48,668
Income tax expense	17,471	16,741
Net income from continuing operations	$37,256	$31,927
Effective tax rate, continuing operations	31.9%	34.4%

Income from discontinued operations:
Income before income taxes	$6,048	$7,967
Income tax expense	2,670	3,464
Net income from discontinued operations	$3,378	$4,503
Effective tax rate, discontinued operations	44.1%	43.5%

Less: Income attributable to noncontrolling interests:
Income before income taxes	$2,261	$1,899
Income tax expense	—	—
Net income attributable to noncontrolling interests	$2,261	$1,899
Effective tax rate, noncontrolling interests	—%	—%

Income attributable to the Company
Income before income taxes	$58,514	$54,736
Income tax expense	20,141	20,205
Net income attributable to the Company	$38,373	$34,531
Effective tax rate attributable to the Company	34.4%	36.9%
The effective tax rate for continuing operations for the six months ended June 30, 2014 of 31.9%, with related tax expense of $17.5 million, was calculated based on a projected 2014 annual effective tax rate. The effective tax rate was less than the statutory rate of 35% due primarily to earnings from tax-exempt investments, income tax credits, and income attributable to noncontrolling interests. These items were partially offset by state and local income taxes.
The effective tax rate for continuing operations for the six months ended June 30, 2013 of 34.4%, with related tax expense of $16.7 million, was calculated based on a projected 2013 annual effective tax rate. The effective tax rate was less than the statutory rate of 35% due primarily to earnings from tax-exempt investments, income tax credits, and income attributable to noncontrolling interests. These items were partially offset by state and local income taxes and an increase in unrecognized tax benefits.
The effective tax rate for continuing operations for the six months ended June 30, 2014 is lower than the effective tax rate for the same period in 2013 due primarily to an increase in unrecognized tax benefits in 2013 as compared to 2014. The Company’s gross amount of unrecognized tax benefits increased by $1.6 million during the six months ended June 30, 2013. This increase related primarily to a change in the interpretation of tax law with respect to certain tax positions taken on previously filed tax returns and was subsequently released due to settlements with taxing authorities during the quarter ended December 31, 2013. The Company’s gross amount of unrecognized tax benefits as of June 30, 2014 has not significantly changed since December 31, 2013.

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

10.    Noncontrolling Interests
At the Company, noncontrolling interests typically consist of equity owned by management of the Company’s respective majority-owned affiliates. Net income attributable to noncontrolling interests in the consolidated statements of operations represents the net income allocated to the noncontrolling interest owners of the affiliates. Net income allocated to the noncontrolling interest owners was $1.0 million for each of the three month periods ended June 30, 2014 and 2013, and $2.3 million and $1.9 million for the six months ended June 30, 2014 and 2013, respectively.
On the consolidated balance sheets, noncontrolling interests are included as the sum of the capital and undistributed profits allocated to the noncontrolling interest owners. Typically, this balance is included in a company’s permanent shareholders’ equity in the consolidated balance sheets. When the noncontrolling interest owners’ rights include certain redemption features, as described in ASC 480, Distinguishing Liabilities from Equity, such redeemable noncontrolling interests are classified as mezzanine equity and are not included in permanent shareholders’ equity. Due to the redemption features of the noncontrolling interests, the Company had redeemable noncontrolling interests held in mezzanine equity in the accompanying consolidated balance sheets of $20.9 million and $19.5 million at June 30, 2014 and December 31, 2013, respectively. The aggregate amount of such redeemable noncontrolling equity interests are recorded at the estimated maximum redemption values. In addition, the Company had $0.2 million in noncontrolling interests included in permanent shareholder’s equity at both June 30, 2014 and December 31, 2013.
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the contractually determined maximum redemption values to repurchase the noncontrolling interests by affiliate at the periods indicated:

	June 30, 2014	December 31, 2013
	(In thousands)
Anchor	$11,982	$11,533
BOS	6,007	5,337
DGHM	3,138	2,769
Total	$21,127	$19,639
Redeemable noncontrolling interests	$20,895	$19,468
Noncontrolling interests	$232	$171
The following table presents an analysis of the Company’s redeemable noncontrolling interests for the periods indicated:

	Six months ended June 30,
	2014	2013
	(In thousands)
Redeemable noncontrolling interests at beginning of year	$19,468	$19,287
Net income attributable to noncontrolling interests	2,261	1,899
Distributions	(2,162)	(1,678)
Adjustments to fair value	1,328	(1,847)
Redeemable noncontrolling interests at end of period	$20,895	$17,661

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

11.    Accumulated Other Comprehensive Income
The following table presents a summary of the amounts reclassified from accumulated other comprehensive income/ (loss) for the three and six months ended June 30, 2014 and 2013:

Description of component of accumulated other comprehensive income/ (loss)	Three months ended June 30,		Six months ended June 30,		Affected line item in Statement of Operations
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Adjustment for realized gains on securities available for sale, net:
Pre-tax	$—	$18	$1	$28	Gain on sale of investments, net
Tax expense/ (benefit)	—	8	—	12	Income tax expense
Net	$—	$10	$1	$16	Net income attributable to the Company
Net realized gain/ (loss) on cash flow hedges:
Hedge related to junior subordinated debentures:
Pre-tax	$(481)	$(471)	$(954)	$(932)	Interest expense on junior subordinated debentures
Tax expense/ (benefit)	(206)	(201)	(407)	(392)	Income tax expense
Net	$(275)	$(270)	$(547)	$(540)	Net income attributable to the Company
Hedge related to deposits:
Pre-tax	$(251)	$—	$(394)	$—	Interest expense on deposits
Tax expense/ (benefit)	(104)	—	(164)	—	Income tax expense
Net	$(147)	$—	$(230)	$—	Net income attributable to the Company
Total reclassifications for the period, net of tax	$(422)	$(260)	$(776)	$(524)

12.    Restructuring
On May 27, 2011, the Company completed the merger of its four private banks, operating in the New England, San Francisco Bay, Southern California and Pacific Northwest markets, under a single Massachusetts charter. During this period of restructuring, the Company sought to reduce expenses by simplifying the portfolio businesses and streamlining the Holding Company structure, while incurring certain merger-related expenses such as severance charges, costs to terminate contracts, legal, audit and consulting costs, and other costs. The Company substantially completed the merger-related restructuring as planned in the first half of 2012.
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents a summary of the restructuring activity for the three and six months ended June 30, 2014 and 2013:

	Severance Charges	Contract Termination Fees	Professional Expenses	Total
	(In thousands)
Accrued charges at December 31, 2013	$33	$—	$—	$33
Costs incurred	—	—	—	—
Costs paid	(33)	—	—	(33)
Accrued charges at March 31, 2014	—	—	—	—
Costs incurred	—	—	—	—
Costs paid	—	—	—	—
Accrued charges at June 30, 2014	$—	$—	$—	$—

Accrued charges at December 31, 2012	$3,517	$98	$8	$3,623
Costs incurred	—	—	—	—
Costs paid	(736)	—	(8)	(744)
Accrued charges at March 31, 2013	2,781	98	—	2,879
Costs incurred	—	—	—	—
Costs paid	(976)	—	—	(976)
Accrued charges at June 30, 2013	$1,805	$98	$—	$1,903

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
In January 2014, the FASB issued ASU 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments to this update apply to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow-through entities for tax purposes that meet the conditions for and that elect to use the proportional amortization method to account for investments in qualified affordable housing projects. The amendments to this update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the consolidated statement of operations as a component of income tax expense (benefit) and should be applied retrospectively to all periods presented. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 and interim periods within annual periods beginning after December 15, 2015. Early adoption is permitted. The Company elected to early adopt this ASU effect January 1, 2014 and adopted the proportional amortization method discussed above. The effect of this retrospective change of accounting policy was not material. Reclassifications as a result of this adoption on the Company’s consolidated financial statements are discussed in Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 1: Basis of Presentation and Summary of Significant Accounting Policies.”

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

14.    Subsequent Events
On July 15, 2014, the Company and Boston Private Bank announced an agreement to acquire substantially all of the assets and certain of the liabilities of Banyan Partners, LLC (“Banyan”). Banyan, a registered investment advisory firm, is headquartered in Palm Beach Gardens, Florida with locations in Boston, New York, Miami, Naples, Atlanta, Wisconsin, Texas and California.
The Company expects to fund the transaction with a mixture of cash on hand and stock issued to the sellers. Banyan will also have the opportunity to receive additional consideration over a two year earn-out period. Under the terms of the agreement, Banyan and the Bank’s wealth management business will be combined into a new subsidiary of the Bank.
The transaction is subject to regulatory approval and certain closing conditions, and is expected to close in the fourth quarter of 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As of and for the three and six months ended June 30, 2014
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
Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced herein under the section captioned “Risk Factors”; adverse conditions in the capital and debt markets and the impact of such conditions on the Company’s private banking, investment management and wealth advisory activities; changes in interest rates; competitive pressures from other financial institutions; the effects of continued weakness in general economic conditions on a national basis or in the local markets in which the Company operates; changes in the value of securities and other assets; changes in loan default and charge-off rates; the adequacy of loan loss reserves; reductions in deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; the risk that the Company’s deferred tax assets may not be realized; risks related to the identification and implementation of acquisitions, dispositions and restructurings; and changes in assumptions used in making such forward-looking statements, as well as the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K and updated in the Company’s Quarterly Reports on Form 10-Q and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

Executive Summary
The Company offers a wide range of wealth management services to high net worth individuals, families, businesses and select institutions through its three reportable segments: Private Banking, Investment Management, and Wealth Advisory. This Executive Summary provides an overview of the most significant aspects of our operating segments and the Company’s operations in the second quarter of 2014. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

	Three months ended June 30,
	2014	2013	$ Change	% Change
	(In thousands, except per share data)
Total revenues	$80,642	$84,883	$(4,241)	(5)%
Provision/ (credit) for loan losses	(5,000)	(2,000)	(3,000)	nm
Total operating expense	54,402	56,666	(2,264)	(4)%
Net income from continuing operations	20,907	19,516	1,391	7%
Net income attributable to noncontrolling interests	1,025	969	56	6%
Net income attributable to the Company	21,332	21,328	4	—%
Diluted earnings per share:
From continuing operations	$0.23	$0.08	$0.15	nm
From discontinued operations	$0.02	$0.03	$(0.01)	(33)%
Total attributable to common shareholders	$0.25	$0.11	$0.14	nm
_____________________
nm     not meaningful
Net income attributable to the Company was $21.3 million for the three months ended June 30, 2014, compared to $21.3 million for the same period of 2013. The Company recognized diluted earnings per share of $0.25 for the three months ended June 30, 2014, compared to diluted earnings per share of $0.11 for the same period of 2013. Earnings per share for the three months ended June 30, 2013 was impacted by the repurchase of the Series B preferred stock and the gain on sale of the Pacific Northwest offices. Excluding the impact of these two transactions, diluted earnings per share for the three months ended June 30, 2013 would have been $0.18 per share.
Key items that affected the Company’s results in the second quarter of 2014 compared to the same period of 2013 include:

▪
The Company recorded a $5.0 million credit to the provision for loan losses for the three months ended June 30, 2014, compared to a credit to the provision for loan losses of $2.0 million for the same period of 2013. The credit to the provision for the three months ended June 30, 2014 was primarily due to net recoveries and the sale of commercial loans from the loan portfolio during the quarter.

▪
Fees and other income decreased 16% to $34.4 million for the three months ended June 30, 2014, compared to $41.0 million for the same period of 2013. Excluding the $10.6 million gain on sale of the Pacific Northwest offices in the second quarter of 2013, fee and other income increased $4.0 million, or 13%. This increase was driven by fee-based revenue consisting of a 16% increase in wealth advisory fees, an 8% increase in investment management fees, and a 9% increase in private banking wealth management and trust fees. Total fee and other income revenue line items represent 43% of total revenue for the three months ended June 30, 2014, compared to 48% of total revenue for the same period of 2013.

▪
Operating expenses decreased $2.3 million, or 4%, to $54.4 million for the three months ended June 30, 2014, compared to $56.7 million for the same period of 2013. The decrease is primarily related to the second quarter 2013 liability restructuring charge and a tax related reserve, which increased other expense in that period by $2.4 million.

The Company’s Private Banking segment reported net income attributable to the Company of $19.2 million in the second quarter of 2014, which is flat compared to the same period of 2013. Excluding the gain on sale of the Pacific Northwest offices of $6.3 million net of tax in the second quarter of 2013, Private Banking segment net income attributable to the

Company increased $6.2 million, or 48%. The increase was a result of the increased credit to the provision for loan losses, a 5% increase in net interest income, and decreased operating expenses for the three months ended June 30, 2014. Private Banking AUM increased $0.6 billion, or 14%, to $4.7 billion at June 30, 2014 from $4.1 billion at June 30, 2013, primarily due to investment performance and also to positive net flows.
The Company’s Investment Management segment reported net income attributable to the Company of $1.24 million in the second quarter of 2014, compared to net income attributable to the Company of $1.21 million for the same period of 2013. The 3% increase was due to increased investment management fees, partially offset by increased operating expenses, primarily due to increased professional services expense. Most fee-based revenue is determined based on beginning-of-period AUM data. Investment Management AUM increased $1.8 billion, or 19%, to $10.9 billion at June 30, 2014 from $9.1 billion at June 30, 2013, primarily due to investment performance, partially offset by net outflows.
The Company’s Wealth Advisory segment reported net income attributable to the Company of $1.9 million in the second quarter of 2014, compared to net income attributable to the Company of $1.7 million for the same period of 2013. The $0.2 million, or 12%, increase was due to increased wealth advisory fee revenue, partially offset by increased operating expenses, primarily due to increased salaries and employee benefits and professional services expenses. Wealth Advisory AUM increased $1.2 billion, or 15%, to $9.8 billion at June 30, 2014 from $8.5 billion at June 30, 2013, primarily due to investment performance and also to positive net flows.

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

Financial Condition

Condensed Consolidated Balance Sheets and Discussion

	June 30, 2014	December 31, 2013	Increase/ (decrease)	% Change
	(In thousands)
Assets:
Total cash and investments	$996,427	$1,034,236	$(37,809)	(4)%
Loans held for sale	2,841	6,123	(3,282)	(54)%
Total loans	5,106,051	5,112,459	(6,408)	—%
Less: Allowance for loan losses	74,547	76,371	(1,824)	(2)%
Net loans	5,031,504	5,036,088	(4,584)	—%
Goodwill and intangible assets	128,686	130,784	(2,098)	(2)%
Other assets	229,365	229,878	(513)	—%
Total assets	$6,388,823	$6,437,109	$(48,286)	(1)%
Liabilities and Equity:
Deposits	$4,951,852	$5,110,370	$(158,518)	(3)%
Total borrowings	660,276	575,970	84,306	15%
Other liabilities	93,149	97,613	(4,464)	(5)%
Total liabilities	5,705,277	5,783,953	(78,676)	(1)%
Redeemable Noncontrolling Interests	20,895	19,468	1,427	7%
Total shareholders’ equity	662,651	633,688	28,963	5%
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$6,388,823	$6,437,109	$(48,286)	(1)%
Total Assets. Total assets decreased $48.3 million, or 1%, to $6.4 billion at June 30, 2014 from $6.4 billion at December 31, 2013. This decrease was due primarily to decreases in cash and investments and total loans.
Cash and Investments. Total cash and investments (consisting of cash and cash equivalents, investment securities, and stock in the FHLBs) decreased $37.8 million, or 4%, to $996.4 million, or 16% of total assets at June 30, 2014 from $1.03 billion, or 16% of total assets at December 31, 2013. The decrease was due to the $52.7 million, or 27%, decrease in cash and cash equivalents and the $8.1 million, or 1%, decrease in available for sale investment securities, partially offset by the $26.4 million, or 24%, increase in investments held-to-maturity. The change in cash and cash equivalents is the net result of short-term fluctuations in liquidity due to changes in levels of deposits, borrowings and loans outstanding.
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
Investment maturities, redemptions, principal payments, and sales of the Company’s securities provided $137.3 million of cash proceeds during the six months ended June 30, 2014. The timing of sales and reinvestments is based on various factors, including management’s evaluation of interest rate trends, the credit risk of municipal securities and the Company’s liquidity. The Company’s available for sale investment portfolio carried a total of $6.6 million of unrealized gains and $4.1 million of unrealized losses at June 30, 2014, compared to $4.5 million of unrealized gains and $7.6 million of unrealized losses at December 31, 2013.
No impairment losses were recognized through earnings related to investment securities during the six months ended June 30, 2014 and 2013. The total amount of unrealized losses was not significant and was primarily due to movements in interest rates since the securities were purchased. At June 30, 2014, the Company had no intent to sell any securities in an unrealized loss position at that date and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized losses.

See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 4: Investments” for further details of the Company’s investment securities.
Loans held for sale. Loans held for sale decreased $3.3 million, or 54%, to $2.8 million at June 30, 2014 from $6.1 million at December 31, 2013. The balance of loans held for sale is usually related to the timing and volume of residential loans originated for sale and the ultimate sale transaction, which is typically executed within a short time following the loan origination. As a result of lower activity this year for residential loan refinancing, the balance of loans awaiting sale has been reduced.
Additionally, during the second quarter of 2014, the Company sold $57.0 million of commercial loans from the loan portfolio for a gain on sale of $1.6 million. The portfolio loans sold were either originated in or collateralized by property in Southern California and the San Francisco Bay regions.
Goodwill and intangible assets, net. Goodwill and intangible assets decreased $2.1 million, or 2%, to $128.7 million at June 30, 2014 from $130.8 million at December 31, 2013. The decrease is due to amortization of intangible assets. The Company tests goodwill for impairment on an annual basis in the fourth quarter, and between annual dates if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value, in accordance with ASC 350, Intangibles-Goodwill and Other. Management concluded at June 30, 2014 that there were no triggering events during the six months then ended. AUM is a significant factor in the assessment of goodwill impairment at the non-banking affiliates. Should net outflows continue or accelerate, and/or the market experiences a significant decline in value, the risk of goodwill impairment at an investment management affiliate would increase.
Other. Other assets, consisting of OREO, premises and equipment, fees receivable, accrued interest receivable, deferred income taxes, net, and other assets, remained flat at $229.4 million at June 30, 2014 compared to $229.9 million at December 31, 2013. Decreases in deferred income taxes, net, were offset by increases in OREO and other assets.
OREO increased $0.1 million, or 19%, to $0.9 million at June 30, 2014 from $0.8 million at December 31, 2013. One property transferred into OREO during the first quarter of 2014, and one property that had been fully charged off was sold during the first quarter of 2014.
Deferred income taxes, net decreased $4.8 million, or 9%, to $50.5 million at June 30, 2014 from $55.4 million at December 31, 2013. The decrease is primarily due to current year deferred tax expense and the current year tax effect of other comprehensive income. At June 30, 2014, no valuation allowance on the net deferred tax asset was required, other than for capital losses, based upon the ability to generate future taxable income as well as the availability of current and historical taxable income.
Other assets, which consist primarily of Bank-Owned Life Insurance (“BOLI”), prepaid expenses, investment in partnerships, the fair value of interest rate derivatives, and other receivables, increased $5.2 million, or 4%, to $123.2 million at June 30, 2014 from $118.0 million at December 31, 2013. The increase is primarily due to an increase in income tax receivables, prepaid expenses and other investments.
Deposits. Total deposits decreased $158.5 million, or 3%, to $5.0 billion, at June 30, 2014 from $5.1 billion at December 31, 2013. Deposit balances decreased during the first six months of 2014 due to lower money market, time deposits and demand deposits, partially offset by higher savings and NOW balances. Deposit levels can fluctuate from quarter to quarter as a result of large short-term transactions by commercial clients. Seasonality can also affect the deposit balances.

The following table presents the composition of the Company’s deposits at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Balance	as a % of total	Balance	as a % of total
	(In thousands)
Demand deposits (noninterest-bearing)	$1,321,187	27%	$1,327,752	26%
NOW (1)	517,366	10%	473,993	9%
Savings	70,552	1%	63,807	1%
Money market (1)	2,435,633	49%	2,625,830	51%
Certificates of deposit under $100,000 (1)	182,895	4%	190,099	4%
Certificates of deposit of $100,000 or greater	424,219	9%	428,889	9%
Total deposits	$4,951,852	100%	$5,110,370	100%
____________

(1)	Includes brokered deposits.
Borrowings. Total borrowings, which consist of securities sold under agreements to repurchase, federal funds purchased, if any, FHLB borrowings, and junior subordinated debentures, increased $84.3 million, or 15%, to $660.3 million at June 30, 2014 from $576.0 million at December 31, 2013. From time to time, the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position; however, none were outstanding at June 30, 2014 or December 31, 2013. FHLB borrowings increased $49.3 million, or 13%, to $416.6 million at June 30, 2014 from $367.3 million at December 31, 2013. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth and to manage interest rate risk, but can also be used as an additional source of liquidity for the Bank. Repurchase agreements increased $35.0 million, or 34%, to $137.3 million at June 30, 2014 from $102.4 million at December 31, 2013. Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature.
Other. Other liabilities, which consist primarily of accrued interest, accrued bonus, the fair value of interest rate derivatives, and other accrued expenses, decreased $4.5 million, or 5%, to $93.1 million at June 30, 2014 from $97.6 million at December 31, 2013. The decrease is primarily due to the first quarter 2014 payment of bonuses earned in 2013 and decreases in other accrued expenses, partially offset by an increase in derivative liabilities.

Loan Portfolio and Credit Quality
Loans. Total portfolio loans remained flat at $5.1 billion, or 80%, of total assets as of June 30, 2014, compared to $5.1 billion, or 79%, of total assets as of December 31, 2013. Decreases in commercial real estate loans of $32.5 million, or 2%, and construction and land loans of $3.5 million, or 2%, were partially offset by increases in commercial and industrial loans of $16.4 million, or 2%, and home equity and other consumer loans of $6.4 million, or 3%, while residential loans of $6.8 million remained flat compared to December 31, 2013. The decrease in commercial real estate loans includes the impact of the sale of $57.0 million of these loans during the second quarter of 2014.
Geographic concentration. The following table presents the Bank’s outstanding loan balance concentrations as of June 30, 2014 based on the location of the lender’s regional office.

	Commercial and Industrial		Commercial Real Estate		Construction and Land		Residential		Home Equity and Other Consumer
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
New England	$715,814	81%	$717,166	40%	$81,453	54%	$1,231,902	61%	$210,163	83%
San Francisco Bay	119,554	14%	626,744	35%	58,042	39%	452,864	22%	34,721	14%
Southern California	47,095	5%	436,991	25%	10,927	7%	354,306	17%	8,309	3%
Total	$882,463	100%	$1,780,901	100%	$150,422	100%	$2,039,072	100%	$253,193	100%
The allowance for loan losses is reported as a reduction of outstanding loan balances and totaled $74.5 million and $76.4 million as of June 30, 2014 and December 31, 2013, respectively.

The allowance for loan losses as of June 30, 2014 decreased $1.9 million, or 2% from December 31, 2013 due to a provision credit of $6.2 million, partially offset by net recoveries of $4.4 million. The allowance for loan losses as a percentage of total loans decreased 3 basis points to 1.46% as of June 30, 2014 from 1.49% as of December 31, 2013. The decrease in the overall allowance for loan losses, as well as the decline in the ratio of allowance for loan losses to total loans, was primarily the result of improving loan quality and the mix of loans in the portfolio. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 7: Allowance for Loan Losses” for an analysis of the Company’s allowance for loan losses.
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
The following table presents a summary of loans charged-off, net of recoveries, by geography for the three and six months ended June 30, 2014 and 2013. The geography assigned to the data is based on the location of the lender’s regional office.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net loans (charged-off)/ recoveries:
New England	$(622)	$(864)	$(82)	$(2,100)
San Francisco Bay	1,959	175	2,599	(1,333)
Southern California	1,605	1,203	1,859	2,176
Total net loans (charged-off)/ recoveries	$2,942	$514	$4,376	$(1,257)
Net recoveries of $2.9 million were recorded in the second quarter of 2014, compared to $0.5 million of net recoveries for the same period of 2013. Despite the current year net recoveries on previously charged-off commercial loans (which include construction and land loans, commercial real estate, and commercial and industrial loans), the Company believes that commercial loans represent the greatest risk of loss due to the size and nature of these loans and the related collateral. Local economic and business conditions in the markets where our offices are located have a significant impact on our commercial loan customers and their ability to service their loans. Of the $4.4 million in net recoveries recorded in the first six months of 2014, $0.9 million were on commercial and industrial loans, $2.4 million were on commercial real estate loans, $0.4 million were on construction and land loans, $0.5 million were on residential loans, and $0.2 million were on home equity and consumer loans.
Nonperforming assets. The Company’s nonperforming assets include nonaccrual loans and OREO. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of deeds in lieu of foreclosure. In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Such troubled debt restructured loans (“TDRs”)are generally included in impaired loans. Nonperforming assets decreased $3.0 million, or 7%, to $42.5 million, or 0.67% of total assets, as of June 30, 2014, from $45.5 million, or 0.71% of total assets, as of December 31, 2013.

The following table presents a rollforward of nonaccrual loans for the three and six months ended June 30, 2014 and 2013:

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Nonaccrual loans, beginning of period	$42,054	$73,026	$44,762	$60,745
Transfers in to nonaccrual status	8,822	4,271	12,908	27,866
Transfers out to OREO	—	(105)	(145)	(105)
Transfers out to accrual status	(1,793)	(1,532)	(4,641)	(6,259)
Charge-offs	(799)	(1,298)	(933)	(4,138)
Paid off/ paid down	(6,664)	(22,073)	(10,331)	(25,820)
Nonaccrual loans, end of period	$41,620	$52,289	$41,620	$52,289
The following table presents a summary of credit quality by geography, based on the location of the regional office:

	June 30, 2014	December 31, 2013
	(In thousands)
Nonaccrual loans:
New England	$19,818	$24,838
San Francisco Bay	16,487	14,016
Southern California	5,315	5,908
Total nonaccrual loans	$41,620	$44,762
Loans 30-89 days past due and accruing (1):
New England	$3,547	$5,029
San Francisco Bay	487	3,029
Southern California	1,950	5,684
Total loans 30-89 days past due	$5,984	$13,742
Accruing substandard loans:
New England	$12,849	$13,304
San Francisco Bay	25,838	25,171
Southern California	1,306	3,540
Total accruing substandard loans	$39,993	$42,015
_____________________

(1)
In addition to loans 30-89 days past due and accruing, the Company had two loans totaling $0.1 million that were more than 90 days past due but still on accrual status as of both June 30, 2014 and December 31, 2013. These loans originated in the New England region.

Of the $41.6 million of loans on nonaccrual status as of June 30, 2014, $23.3 million, or 56%, had a current payment status, $1.7 million, or 4%, were 30-89 days past due, and $16.6 million, or 40%, were 90 days or more past due. Of the $44.8 million of nonaccrual loans as of December 31, 2013, $19.0 million, or 42%, had a current payment status, $2.7 million, or 6%, were 30-89 days past due, and $23.1 million, or 52%, were 90 days or more past due. In these situations, despite the loan’s current payment status, if the Bank has reason to believe it may not collect all principal and interest on the loan in accordance with the related contractual terms, the Bank will generally discontinue the accrual of interest income and will generally apply any interest payments received to principal. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 6: Loan Portfolio and Credit Quality” for additional detail on the payment status of nonaccrual loans.

The following table presents a summary of credit quality by loan type. The loan type assigned to the credit quality data is based on the purpose of the loan.

	June 30, 2014	December 31, 2013
	(In thousands)
Nonaccrual loans:
Commercial and industrial	$2,177	$3,484
Commercial real estate	19,421	23,967
Construction and land	3,396	3,489
Residential	14,080	12,777
Home equity and other consumer	2,546	1,045
Total nonaccrual loans	$41,620	$44,762
Loans 30-89 days past due and accruing (1):
Commercial and industrial	$899	$1,529
Commercial real estate	2,142	775
Construction and land	11	1,652
Residential	265	8,407
Home equity and other consumer	2,667	1,379
Total loans 30-89 days past due	$5,984	$13,742
Accruing substandard loans:
Commercial and industrial	$8,011	$8,177
Commercial real estate	20,665	19,857
Construction and land	488	589
Residential	10,300	12,810
Home equity and other consumer	529	582
Total accruing substandard loans	$39,993	$42,015
_____________________

(1)
In addition to loans 30-89 days past due and accruing, the Company had two construction and land loans totaling $0.1 million that were more than 90 days past due but still on accrual status as of both June 30, 2014 and December 31, 2013.

Nonaccrual and delinquent loans are affected by many factors such as economic and business conditions, interest rates, unemployment levels, and real estate collateral values, among others. In periods of prolonged economic decline, borrowers may become more severely affected over time as liquidity levels decline and the borrower’s ability to continue to make payments deteriorates. With respect to real estate collateral values, the decline from the peak, as well as the value of the real estate at the time of origination versus the current value can impact the level of problem loans. For instance, if the loan to value ratio at the time of renewal has increased due to the decline in the real estate value since origination, the loan may no longer meet the Bank’s underwriting standards and may be considered for classification as a problem loan dependent upon a review of risk factors.
Delinquencies. As of June 30, 2014, accruing loans with an aggregate balance of $6.0 million, or 0.12% of total loans, were 30-89 days past due, a decrease of $7.7 million, or 56%, compared to $13.7 million, or 0.27%, of total loans, as of December 31, 2013. Loan delinquencies can be attributed to many factors, such as continuing weakness in, or deteriorating, economic conditions in the region the collateral is located, the loss of a tenant or lower lease rates for commercial borrowers, or the loss of income for consumers and the resulting liquidity impacts on the borrowers. Further deterioration in the credit condition of these delinquent loans could lead to the loans going to nonaccrual status and/or being downgraded. Downgrades would generally result in additional provision for loan losses. If the loan is put on nonaccrual status, the loan would be considered impaired and an impairment analysis would be performed to determine the amount of impairment, if any. Based on the impairment analysis, the provision could be higher or lower than the amount of provision associated with a loan prior to its classification as impaired. Past due loans may be included with accruing substandard loans.
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest in accordance with the contractual terms of the loan agreement is in doubt. When management determines that it is probable that the Bank will not collect all principal or interest on a loan in accordance with the original loan terms, the loan is designated as impaired. Certain impaired loans may continue to accrue interest based on factors such as the restructuring terms, if any, the historical payment performance, the value of collateral, and the financial condition of the borrower. Impaired loans totaled $58.6 million as of June 30, 2014, a decrease of $5.5 million, or 8%, compared to $64.1 million as of December 31, 2013. As of June 30, 2014, $18.3 million of the impaired loans had $1.9 million in specific reserve allocations. The remaining $40.3 million of impaired loans did not have specific reserve allocations due to the adequacy of collateral, prior charge-offs taken, interest collected and applied to principal, or a combination of these items. As of December 31, 2013, $23.4 million of impaired loans had $2.0 million in specific reserve allocations, and the remaining $40.7 million of impaired loans did not have specific reserve allocations.
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
In certain instances, although very infrequent, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were $0.1 million of loans past due 90 days or more and still accruing interest as of both June 30, 2014 and December 31, 2013.
The Bank’s general policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six consecutive months). For TDRs, a return to accrual status generally requires timely payments for a period of six months in accordance with restructured terms, along with meeting other criteria.
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. TDRs totaled $41.3 million and $54.5 million as of June 30, 2014 and December 31, 2013, respectively. Of the $41.3 million in TDRs as of June 30, 2014, $24.9 million were on accrual status. Of the $54.5 million in TDRs as of December 31, 2013, $28.4 million were on accrual status.
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

The Bank has identified approximately $40.0 million in potential problem loans as of June 30, 2014, a decrease of $2.0 million, compared to $42.0 million as of December 31, 2013. This decrease was primarily due to potential problem residential loans which decreased $2.5 million, or 20%, to $10.3 million as of June 30, 2014 from $12.8 million as of December 31, 2013, partially offset by an increase in commercial real estate loans of $0.8 million, or 4%, to $20.7 million as of June 30, 2014 from $19.9 million as of December 31, 2013. Numerous factors impact the level of potential problem loans including economic conditions and real estate values. These factors affect the borrower’s liquidity and, in some cases, the borrower’s ability to comply with loan covenants such as debt service coverage. When there is a loss of a major tenant in a commercial real estate building, the appraised value of the building generally declines. Loans may be downgraded when this occurs as a result of the additional risk to the borrower in obtaining a new tenant in a timely manner and negotiating a lease with similar or better terms than the previous tenant. In many cases, these loans are still current and paying as agreed, although future performance may be impacted.
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
At June 30, 2014, the Company’s cash and cash equivalents amounted to $139.2 million. The Holding Company’s cash and cash equivalents amounted to $38.2 million at June 30, 2014. Management believes that the Company and the Holding Company have adequate liquidity to meet their commitments for the foreseeable future.
Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At June 30, 2014, consolidated cash and cash equivalents and securities available for sale, less securities pledged against current borrowings and derivatives, amounted to $671.7 million, or 11% of total assets, compared to $771.9 million, or 12% of total assets at December 31, 2013. Future loan growth may depend upon the Company’s ability to grow its core deposit levels. In addition, the Company has access to available borrowings through the FHLB totaling $1.1 billion as of June 30, 2014 compared to $836.5 million at December 31, 2013. Combined, this liquidity totals $1.8 billion, or 27% of assets and 35% of total deposits, as of June 30, 2014 compared to $1.6 billion, or 25% of assets and 31% of total deposits, as of December 31, 2013.
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
Holding Company Liquidity. The Company and some of the Company’s majority-owned affiliates hold put and call options that would require the Company to purchase (and the majority-owned affiliates to sell) the remaining noncontrolling interests in these companies at the then fair value generally as determined by the respective agreements. At June 30, 2014, the estimated maximum redemption value for these affiliates related to outstanding put options was $20.9 million, all of which could be redeemed within the next 12 months, under certain circumstances, and is classified on the consolidated balance sheets as redeemable noncontrolling interests. These put and call options are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data - Note 14: Noncontrolling Interests” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The Holding Company’s primary sources of funds are dividends from its affiliates and access to the capital and debt markets. The Holding Company recognized $3.4 million in net income from discontinued operations during the six months ended June 30, 2014 related to a revenue sharing agreement with Westfield Capital Management Company, LLC (“Westfield”). Other than the revenue sharing agreement with Westfield, divestitures are not ongoing sources of funds for the Holding Company. Dividends from the Bank are limited by various regulatory requirements relating to capital adequacy and retained earnings. See Part II. Item 5. “Market for Registrant’s Common Equity, Related Stockholders Matters, and Issuers Purchases of Equity Securities” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for further details.
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
The Company is required to pay interest quarterly on its junior subordinated debentures. Since 2010, the Company has been a party to an interest rate swap to hedge a portion of the cash flow associated with a junior subordinated debenture which converted from a fixed rate to a floating rate on December 30, 2010. The estimated cash outlay for the remaining six months of 2014 for the interest payments, including the effect of the cash flow hedge, is approximately $1.9 million based on the debt outstanding as of the date of this filing and estimated LIBOR.
The Company is required to pay cash dividends quarterly on its Series D preferred stock, issued in April 2013, at 6.95% per annum. The estimated cash outlay for the remaining six months of 2014 for the Series D preferred stock dividend payments is approximately $1.7 million.
The Company presently plans to pay cash dividends on its common stock on a quarterly basis; however, the declaration of dividends by the board of directors of the Company will depend on consideration of, among other things, profitability, Holding Company liquidity, the Company’s capital levels, recent financial trends and internal forecasts, regulatory limitations, alternative uses of capital deployment, general economic conditions, and pending regulatory changes to capital requirements. In January 2014, the Company increased its quarterly dividend from $0.07 per share to $0.08 per share. Based on the current dividend rate and estimated shares outstanding, the Company estimates the amount to be paid out in the remaining six months of 2014 for dividends to common shareholders will be approximately $12.9 million.
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
From time to time, the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. At June 30, 2014, the Bank had federal fund lines of credit totaling $196.0 million with correspondent institutions to provide immediate access to overnight borrowings. At June 30, 2014 and December 31, 2013, the Bank had no outstanding borrowings under these federal fund lines and $196.0 million in unused federal fund lines of credit.
If the Bank was no longer able to utilize the FHLB for borrowing, collateral currently used for FHLB borrowings could be transferred to other facilities such as the Federal Reserve’s discount window. In addition, the Bank could increase its usage of brokered deposits. Other borrowing arrangements may have higher rates than the FHLB would typically charge.

Capital Resources
Total shareholders’ equity at June 30, 2014 was $662.7 million, compared to $633.7 million at December 31, 2013, an increase of $29.0 million, or 5%. The increase in shareholders’ equity was primarily the result of net income, partially offset by dividends paid.
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
To be categorized as “well capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the regulatory capital and capital ratios table, below. In addition, the Company and the Bank cannot be subject to any written agreement, order or capital directive or prompt corrective action to be considered “well capitalized.” Both the Company and the Bank maintain capital at levels that would be considered “well capitalized” as of June 30, 2014 under the applicable regulations.

The following table presents the Company’s and the Bank’s amount of regulatory capital and related ratios as of June 30, 2014 and December 31, 2013. Also presented are the capital guidelines established by the Federal Reserve, which pertain to the Company, and by the FDIC, which pertain to the Bank. To be categorized as “adequately capitalized” or “well capitalized,” the Company and the Bank must be in compliance with these ratios as long as the Company and/or the Bank are not subject to any written agreement, order, capital directive, or prompt corrective action directive. The Federal Reserve, the FDIC, and the Massachusetts Commissioner of Banks may impose higher capital ratios than those listed below based on the results of regulatory exams.

	Actual		For capital adequacy purposes (at least)		To be well capitalized under prompt corrective action provisions (at least)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of June 30, 2014
Total risk-based capital
Company	$719,290	15.49%	$371,481	8.00%	$464,351	10.00%
Boston Private Bank	651,669	14.14	368,592	8.00	460,740	10.00
Tier I risk-based capital
Company	660,884	14.23	185,741	4.00	278,611	6.00
Boston Private Bank	593,844	12.89	184,296	4.00	276,444	6.00
Tier I leverage capital
Company	660,884	10.42	253,673	4.00	317,091	5.00
Boston Private Bank	593,844	9.48	250,437	4.00	313,046	5.00

As of December 31, 2013
Total risk-based capital
Company	$689,767	14.77%	$373,483	8.00%	$466,854	10.00%
Boston Private Bank	631,510	13.63	354,285	8.00	442,856	10.00
Tier I risk-based capital
Company	631,041	13.52	186,741	4.00	280,112	6.00
Boston Private Bank	573,340	12.37	177,112	4.00	265,714	6.00
Tier I leverage capital
Company	631,041	10.09	250,085	4.00	312,606	5.00
Boston Private Bank	573,340	9.27	239,663	4.00	299,579	5.00
Bank regulatory authorities restrict the Bank from lending or advancing funds to, or investing in the securities of, the Company. Further, these authorities restrict the amounts available for the payment of dividends by the Bank to the Company.
As of June 30, 2014, the Company has sponsored the creation of two statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. The Company has dissolved three statutory trusts, in August 2013, October 2013, and January 2014, respectively, after the Company repurchased all of the respective trusts’ trust preferred securities.
In accordance with ASC 810-10-55, Consolidation - Overall - Implementation Guidance and Illustrations - Variable Interest Entities, these statutory trusts created by, or assumed by, the Company are not consolidated into the Company’s financial statements; however, the Company reflects the amounts of junior subordinated debentures payable to the preferred stockholders of statutory trusts as debt in its financial statements. As of both June 30, 2014 and December 31, 2013, all $100.0 million of the net balance of these trust preferred securities qualified as Tier I capital.

Results of operations for the three and six months ended June 30, 2014 versus June 30, 2013
Net Income. The Company recorded net income from continuing operations for the three and six months ended June 30, 2014 of $20.9 million and $37.3 million, respectively, compared to $19.5 million and $31.9 million for the same respective periods in 2013. Net income attributable to the Company, which includes income from both continuing and discontinued operations, for the three and six months ended June 30, 2014 was $21.3 million and $38.4 million, respectively, compared to $21.3 million and $34.5 million for the same respective periods in 2013.
The Company recognized diluted EPS from continuing operations for the three and six months ended June 30, 2014 of $0.23 per share and $0.41 per share, respectively, compared to $0.08 per share and $0.21 per share, respectively, for the same periods in 2013. Diluted EPS attributable to common shareholders, which includes both continuing and discontinued operations, for the three and six months ended June 30, 2014 was $0.25 per share and $0.45 per share, respectively, compared to $0.11 per share and $0.26 per share, respectively, for the same periods in 2013. Earnings per share for the three and six months ended June 30, 2013 was impacted by the repurchase of the Series B preferred stock and the gain on sale of the Pacific

Northwest offices. Excluding the impact of these two transactions, diluted EPS attributable to common shareholders for the three and six months ended June 30, 2013 would have been $0.18 per share and $0.33 per share, respectively.
Net income from continuing operations in both 2014 and 2013 was offset by charges that reduce income available to common shareholders. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 2: Earnings Per Share” for further detail on these charges to income available to common shareholders.
The following discussions are based on the Company’s continuing operations, unless otherwise stated.
The following table presents selected financial highlights:

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2014	2013		2014	2013
	(In thousands)
Net interest income	$46,268	$43,899	5%	$90,790	$88,175	3%
Fees and other income	34,374	40,984	(16)%	67,107	71,745	(6)%
Total revenue	80,642	84,883	(5)%	157,897	159,920	(1)%
Provision/ (credit) for loan losses	(5,000)	(2,000)	nm	(6,200)	(2,000)	nm
Operating expense	54,402	56,666	(4)%	109,370	113,252	(3)%
Income tax expense	10,333	10,701	(3)%	17,471	16,741	4%
Net income from continuing operations	20,907	19,516	7%	37,256	31,927	17%
Net income from discontinued operations	1,450	2,781	(48)%	3,378	4,503	(25)%
Less: Net income attributable to noncontrolling interests	1,025	969	6%	2,261	1,899	19%
Net income attributable to the Company	$21,332	$21,328	—%	$38,373	$34,531	11%
_____________________
nm     not meaningful
Net interest income. Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference between the average rate earned on total interest-earning assets and the average rate paid on total interest-bearing liabilities. NIM is the amount of net interest income, on a fully taxable-equivalent (“FTE”) basis, expressed as a percentage of average interest-earning assets. The average rate earned on earning assets is the amount of annualized taxable equivalent interest income expressed as a percentage of average earning assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities. When credit quality declines and loans are placed on nonaccrual status, NIM can decrease because the same assets are earning less income. Loans graded as substandard but still accruing interest income totaled $40.0 million at June 30, 2014 and could be placed on nonaccrual status if their credit quality declines further.
Net interest income for the three months ended June 30, 2014 was $46.3 million, an increase of $2.4 million, or 5%, compared to the same period in 2013. For the six months ended June 30, 2014, net interest income was $90.8 million, an increase of $2.6 million, or 3%, compared to the same period in 2013. The increase for the three and six months is due to interest recovered on previous nonaccrual loans, higher volume and yields on cash and investments, and lower average rates paid on the Company’s deposits and borrowings, partially offset by lower yields on loans. The NIM was 3.14% for the three months ended June 30, 2014, consistent with the same period in 2013. For the six months ended June 30, 2014, the NIM was 3.09%, a decrease of three basis points compared to the same period in 2013.
The following tables present the composition of the Company’s NIM on a FTE basis for the three and six months ended June 30, 2014 and 2013; however, the discussion following these tables reflects non-FTE data.

	Average Balance		Interest Income/Expense		Average Yield/Rate
	As of and for the three months ended June 30,
AVERAGE BALANCE SHEET:	2014	2013	2014	2013	2014	2013
AVERAGE ASSETS	(In thousands)
Interest-Earning Assets:
Cash and Investments: (1)
Taxable investment securities	$262,253	$208,717	$730	$489	1.12%	0.94%
Non-taxable investment securities (2)	224,634	204,219	1,406	1,197	2.50%	2.34%
Mortgage-backed securities	332,928	294,976	1,689	1,340	2.03%	1.82%
Federal funds sold and other	187,722	152,037	253	179	0.62%	0.46%
Total Cash and Investments	1,007,537	859,949	4,078	3,205	1.64%	1.49%
Loans: (3)
Commercial and Construction (2)	2,856,603	2,702,401	33,397	31,854	4.62%	4.66%
Residential	2,039,146	1,963,701	15,984	16,097	3.14%	3.28%
Home Equity and Other Consumer	242,988	271,063	1,744	1,984	2.88%	2.94%
Total Loans	5,138,737	4,937,165	51,125	49,935	3.95%	4.02%
Total Earning Assets	6,146,274	5,797,114	55,203	53,140	3.57%	3.64%
Less: Allowance for Loan Losses	79,071	83,711
Cash and due from Banks (non-interest bearing)	32,016	43,143
Other Assets	366,833	380,462
TOTAL AVERAGE ASSETS	$6,466,052	$6,137,008
AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits: (4)
Savings and NOW	$601,104	$523,229	$111	$107	0.07%	0.08%
Money Market	2,509,400	2,272,302	1,994	1,627	0.32%	0.29%
Certificates of Deposits	615,325	669,996	1,270	1,386	0.83%	0.85%
Total Deposits	3,725,829	3,465,527	3,375	3,120	0.36%	0.37%
Junior Subordinated Debentures	106,363	133,605	965	1,156	3.59%	3.42%
FHLB Borrowings and Other	527,418	584,030	2,374	2,950	1.78%	2.00%
Total Interest-Bearing Liabilities	4,359,610	4,183,162	6,714	7,226	0.61%	0.69%
Noninterest Bearing Demand Deposits	1,334,791	1,212,127
Payables and Other Liabilities	93,539	116,744
Total Average Liabilities	5,787,940	5,512,033
Redeemable Noncontrolling Interests	23,850	15,966
Average Shareholders’ Equity	654,262	609,009
TOTAL AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY	$6,466,052	$6,137,008
Net Interest Income - on a FTE Basis			$48,489	$45,914
FTE Adjustment (2)			2,221	2,015
Net Interest Income (GAAP Basis)			$46,268	$43,899
Interest Rate Spread					2.96%	2.95%
Net Interest Margin					3.14%	3.14%

	Average Balance		Interest Income/Expense		Average Yield/Rate
	As of and for the six months ended June 30,
AVERAGE BALANCE SHEET:	2014	2013	2014	2013	2014	2013
AVERAGE ASSETS	(In thousands)
Interest-Earning Assets:
Cash and Investments: (1)
Taxable investment securities	$258,470	$203,873	$1,366	$1,000	1.06%	0.99%
Non-taxable investment securities (2)	224,346	204,734	2,797	2,487	2.49%	2.43%
Mortgage-backed securities	336,982	306,268	3,625	2,742	2.15%	1.79%
Federal funds sold and other	195,632	159,976	599	358	0.62%	0.44%
Total Cash and Investments	1,015,430	874,851	8,387	6,587	1.66%	1.51%
Loans: (3)
Commercial and Construction (2)	2,845,103	2,753,758	64,317	63,844	4.50%	4.61%
Residential	2,037,200	1,983,662	32,154	33,025	3.16%	3.33%
Home Equity and Other Consumer	244,285	269,635	3,549	3,971	2.93%	2.97%
Total Loans	5,126,588	5,007,055	100,020	100,840	3.89%	4.02%
Total Earning Assets	6,142,018	5,881,906	108,407	107,427	3.52%	3.64%
Less: Allowance for Loan Losses	78,155	84,019
Cash and due from Banks (non-interest bearing)	36,835	42,579
Other Assets	367,856	385,142
TOTAL AVERAGE ASSETS	$6,468,554	$6,225,608
AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits: (4)
Savings and NOW	$573,691	$549,873	$209	$239	0.07%	0.09%
Money Market	2,499,981	2,329,515	3,839	3,713	0.31%	0.32%
Certificates of Deposits	619,884	674,367	2,543	2,954	0.83%	0.91%
Total Deposits	3,693,556	3,553,755	6,591	6,906	0.36%	0.40%
Junior Subordinated Debentures	106,363	135,311	1,920	2,310	3.59%	3.39%
FHLB Borrowings and Other	517,198	560,878	4,717	6,015	1.81%	2.13%
Total Interest-Bearing Liabilities	4,317,117	4,249,944	13,228	15,231	0.61%	0.72%
Noninterest Bearing Demand Deposits	1,380,285	1,238,320
Payables and Other Liabilities	100,221	112,333
Total Average Liabilities	5,797,623	5,600,597
Redeemable Noncontrolling Interests	23,285	16,697
Average Shareholders’ Equity	647,646	608,314
TOTAL AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY	$6,468,554	$6,225,608
Net Interest Income - on a FTE Basis			$95,179	$92,196
FTE Adjustment (2)			4,389	4,021
Net Interest Income (GAAP Basis)			$90,790	$88,175
Interest Rate Spread					2.91%	2.92%
Net Interest Margin					3.09%	3.12%
________________________

(1)	Investments classified as available for sale are shown in the average balance sheet at amortized cost.

(2)	Interest income on non-taxable investments and loans is presented on a FTE basis using statutory rates. The discussion following these tables reflects non-FTE data.

(3)	Includes loans held for sale and nonaccrual loans.

(4)	Includes deposits held for sale.

Interest and Dividend Income. Interest and dividend income for the three months ended June 30, 2014 was $53.0 million, an increase of $1.9 million, or 4%, compared to the same period in 2013. Interest and dividend income for the six months ended June 30, 2014 was $104.0 million, an increase of $0.6 million, or 1%, compared to the same period in 2013. The increase for the three and six months was primarily due to interest recovered on previous nonaccrual loans, and higher volume and yields on cash and investments, partially offset by lower yields on loans.
The Bank generally has interest income that is either recovered or reversed related to nonaccrual loans each quarter. Based on the net amount recovered or reversed, the impact on interest income and related yields can be either positive or negative. In addition, the Bank collects prepayment penalties on certain commercial loans that pay off prior to maturity which could also impact interest income and related yields positively. The amount and timing of prepayment penalties varies from quarter to quarter.
Interest income on commercial loans (including construction loans), on a non-FTE basis, for the three months ended June 30, 2014 was $31.7 million, an increase of $1.4 million, or 5%, compared to the same period in 2013, as a result of a 6% increase in the average balance, partially offset by a 4 basis point decrease in the average yield. For the six months ended June 30, 2014, commercial interest income was $60.9 million, consistent with the same period in 2013, as a result of a 3% increase in the average balance, offset by a 13 basis point decrease in the average yield. The increase in the average balance for the three and six month periods is related to the organic growth of the commercial loan portfolio at the Bank, as discussed above in “Loan Portfolio and Credit Quality.” The decrease in the average yield for the three and six month periods is the result of market conditions leading to lower rates due to competition for higher quality loans.
Interest income on residential mortgage loans for the three months ended June 30, 2014 was $16.0 million, a decrease of $0.1 million, or 1%, compared to the same period in 2013, as a result of a 14 basis point decrease in the average yield, partially offset by a 4% increase in the average balance. For the six months ended June 30, 2014, residential mortgage interest income was $32.2 million, a decrease of $0.9 million, or 3%, compared to the same period in 2013, as a result of a 17 basis point decrease in the average yield, partially offset by a 3% increase in the average balance. The decrease in the average yield for the three and six month periods was primarily due to adjustable rate mortgage (“ARM”) loans repricing to lower rates, clients refinancing into lower rates and new loan originations at historically low rates. The increase in the average balances for the three and six month periods was due to the organic growth of the residential loan portfolio at the Bank.
Interest income on home equity and other consumer loans for the three months ended June 30, 2014 was $1.7 million, a decrease of $0.2 million, or 12%, compared to the same period in 2013, as a result of a 10% decrease in the average balance and a six basis point decrease in the average yield. For the six months ended June 30, 2014, home equity and other consumer interest income was $3.5 million, a decrease of $0.4 million, or 11%, compared to the same period in 2013, as a result of a 9% decrease in the average balance and a four basis point decrease in the average yield. The decrease in average balance reflects lower client demand. The decrease in average yield is primarily due to lower market rates on consumer loans.
Investment income, on a non-FTE basis, for the three months ended June 30, 2014 was $3.6 million, an increase of $0.8 million, or 29%, compared to the same period in 2013, as a result of a 12 basis point increase in average yield and a 17% increase in the average balance. For the six months ended June 30, 2014, investment income was $7.4 million, an increase of $1.7 million, or 30%, compared to the same period in 2013, as a result of a 16% increase in the average balance and a 15 basis point increase in the average yield. The increase in the average balance is primarily due to timing and volume of deposit balances as compared to the level of loans outstanding. Investment decisions are made based on anticipated liquidity, loan demand, and asset-liability management considerations.
Interest expense. Interest expense on deposits and borrowings for the three months ended June 30, 2014 was $6.7 million, a decrease of $0.5 million, or 7%, compared to the same period in 2013. For the six months ended June 30, 2014, interest expense on deposits and borrowings was $13.2 million, a decrease of $2.0 million, or 13% compared to the same period in 2013.
Interest expense on deposits for the three months ended June 30, 2014 was $3.4 million, an increase of $0.3 million, or 8%, compared to the same period in 2013, as a result of an 8% increase in the average balance, partially offset by a one basis point decrease in the average rate paid. For the six months ended June 30, 2014, interest expense on deposits was $6.6 million, a decrease of $0.3 million, or 5%, compared to the same period in 2013, as a result of a 4 basis point decrease in the average rate paid, partially offset by a 4% increase in the average balance. The decrease in the average rate paid was primarily due to higher rate certificates of deposit maturing and either renewing at lower current rates or rolling into money market accounts. Rates on money market, savings, and NOW accounts have been reduced based on market conditions and the low interest rate environment.

The decrease in the average rate paid was primarily due to the Bank’s ability to lower interest rates on all account types due to the low interest rate environment.
Interest paid on borrowings for the three months ended June 30, 2014 was $3.3 million, a decrease of $0.8 million, or 19%, compared to the same period in 2013, as a result of a 27 basis point decrease in the average rate paid and a 9% decrease in the average balance. For the six months ended June 30, 2014, interest paid on borrowings was $6.6 million, a decrease of $1.7 million, or 20%, compared to the same period in 2013, as a result of a 26 basis point decrease in the average rate paid and a 10% decrease in the average balance. The decrease in the average rate paid is primarily due to the higher-rate FHLB borrowings maturing and being replaced at lower rates, the repurchase of a portion of the Company’s junior subordinated debt in 2013, and the prepayment of repurchase agreements in 2013.
Provision/ (credit) for loan losses. The provision/ (credit) for loan losses for the three months ended June 30, 2014 was a credit of $5.0 million, compared to a credit of $2.0 million for the same period in 2013. For the six months ended June 30, 2014, the provision/ (credit) for loan losses was a credit of $6.2 million, compared to a credit of $2.0 million for the same period in 2013. The credit to the provision is primarily due to net recoveries, the sale of commercial loans from the loan portfolio during the second quarter of 2014, and continuing credit quality improvement.
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
Fees and other income. Fees and other income for the three months ended June 30, 2014 was $34.4 million, a decrease of $6.6 million, or 16%, compared to the same period in 2013. For the six months ended June 30, 2014, fees and other income was $67.1 million, a decrease of $4.6 million, or 6%, compared to the same period in 2013. Excluding the second quarter 2013 $10.6 million gain on sale of the Pacific Northwest banking offices, fees and other income for the three and six months ended June 30, 2014 increased 13% and 10%, respectively, compared to the same respective periods in 2013. Excluding the gain on sale of the Pacific Northwest offices, factors affecting the increases in both the three and six month periods are higher investment management fees, wealth advisory fees, private banking wealth management trust fees, and, for the three month period, higher gain on sale of loans in 2014.
Investment management fees for the three months ended June 30, 2014 was $11.8 million, an increase of $0.9 million, or 8%, compared to the same period in 2013. For the six months ended June 30, 2014, investment management fee income was $23.2 million, an increase of $2.3 million, or 11%, compared to the same period in 2013. AUM at the Investment Managers was $10.9 billion at June 30, 2014, an increase of $1.8 billion, or 19%, compared to the same period in 2013. The increase is due to market appreciation, partially offset by net outflows of $0.2 billion. Investment management fees from the Investment Managers are typically calculated based on a percentage of AUM, and the majority of the second quarter 2014 investment management fee revenues were earned based upon beginning-of-period (March 31, 2014) AUM for the quarter. Changes in revenue generally lag behind changes in AUM.
Wealth advisory fee income for the three months ended June 30, 2014 was $12.0 million, an increase of $1.7 million, or 16%, compared to the same period in 2013. For the six months ended June 30, 2014, wealth advisory fee income was $23.5 million, an increase of $3.1 million, or 15%, compared to the same period in 2013. AUM as of June 30, 2014 managed or advised by the Wealth Advisors was $9.8 billion, an increase of $1.2 billion, or 15%, compared to June 30, 2013. The increase is due to market appreciation of $1.0 billion and positive net flows of $0.3 billion.
Private banking wealth management and trust fee income for the three months ended June 30, 2014 was $7.0 million, an increase of $0.6 million, or 9%, compared to the same period in 2013. For the six months ended June 30, 2014, private banking wealth management and trust fee income was $14.0 million, an increase of $0.7 million, or 6%, compared to the same period in 2013. AUM as of June 30, 2014 managed by the Bank was $4.7 billion, an increase of $0.6 billion, or 14%, compared to June 30, 2013. The increase is due to market appreciation of $0.4 billion and positive net flows of $0.2 billion.
Gain on sale of loans for the three months ended June 30, 2014 was $1.7 million, an increase of $0.9 million compared to the same period in 2013. For the six months ended June 30, 2014, gain on sale of loans was $1.8 million, a decrease of $0.2 million, or 8%, compared to the same period in 2013. Gain on sale of loans in 2014 represents gains on sale of loans originated for sale as well as the second quarter 2014 sale of $57.0 million of loans from the Company’s commercial portfolio which resulted in a $1.6 million gain on sale. The gain on sale of loans originated for sale has been negatively impacted in 2014 by the significant decline in volume of residential loan refinancing. The Company expects this trend to continue for the foreseeable future.

Operating Expense. Operating expense for the three months ended June 30, 2014 was $54.4 million, a decrease of $2.3 million, or 4%, compared to the same period in 2013. For the six months ended June 30, 2014, operating expense was $109.4 million, a decrease of $3.9 million, or 3%, compared to the same period in 2013. The decrease for the three months ended June 30, 2014 is primarily due to decreases in other expense, occupancy and equipment, and FDIC insurance expense, partially offset by increases in professional fees and salaries and employee benefits. The decrease for the six months ended June 30, 2014, is primarily due to decreases in other expense, salaries and employee benefits, and FDIC insurance expense, partially offset by increases in professional fees.
Salaries and employee benefits expense, the largest component of operating expense, for the three months ended June 30, 2014 was $34.3 million, an increase of $0.3 million, or 1%, compared to the same period in 2013. For the six months ended June 30, 2014, salaries and employee benefits was $70.9 million, a decrease of $0.6 million, or 1%, compared to the same period in 2013. The three-month increase is primarily due to higher performance-based compensation, particularly in the Wealth Advisory segment, partially offset by lower fixed compensation costs. The six-month decrease is primarily due to lower fixed compensation costs and post-employment benefits, partially offset by higher performance-based compensation.
Occupancy and equipment expense for the three months ended June 30, 2014 was $7.3 million, a decrease of $0.2 million, or 3%, compared to the same period in 2013. For the six months ended June 30, 2014, occupancy and equipment was $15.1 million, consistent with the same period in 2013. The three-month decrease is primarily related to the sale of the Bank’s Pacific Northwest offices in 2013. For the six-month period this three-month decrease was offset by increases in technology and security expenses.
Professional services for the three months ended June 30, 2014 was $3.5 million, an increase of $0.9 million, or 36%, compared to the same period in 2013. For the six months ended June 30, 2014, professional services was $6.4 million, an increase of $1.1 million, or 21%, compared to the same period in 2013. Both the three-month and six-month increases were due to the acceleration of certain fee-sharing arrangements in the investment management segment.
FDIC insurance for the three months ended June 30, 2014 was $0.9 million, a decrease of $0.1 million, or 10%, compared to the same period in 2013. For the six months ended June 30, 2014, FDIC insurance was $1.8 million, a decrease of $0.2 million, or 12%, compared to the same period in 2013. The decreases are primarily due to a lower FDIC assessment rate. The rate the FDIC assesses banks is based upon several factors such as profitability, problem loans and capital levels.
Other expense for the three months ended June 30, 2014 was $3.1 million, a decrease of $3.1 million, or 50%, compared to the same period in 2013. For the six months ended June 30, 2014, other expense was $6.1 million, a decrease of $3.9 million, or 39%, compared to the same period in 2013. Both the three-month and six-month decreases are primarily due to a liability restructuring charge and a tax related reserve that were accounted for in the second quarter of 2013.
Income Tax Expense. Income tax expense for continuing operations for the three and six months ended June 30, 2014 was $10.3 million and $17.5 million, respectively. The effective tax rate for continuing operations for the six months ended June 30, 2014 was 31.9%, compared to an effective tax rate of 34.4% for the same period in 2013. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 9: Income Taxes” for further detail.

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
In January 2014, the FASB issued ASU 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments to this update apply to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow-through entities for tax purposes that meet the conditions for and that elect to use the proportional amortization method to account for investments in qualified affordable housing projects. The amendments to this update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the consolidated statement of operations as a component of income tax expense (benefit) and should be applied retrospectively to all periods presented. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 and interim periods within annual periods beginning after December 15, 2015. Early adoption is permitted. The Company elected to early adopt this ASU effect January 1, 2014 and adopted the proportional amortization method discussed above. The effect of this retrospective change of accounting policy was not material. Reclassifications as a result of this adoption on the Company’s consolidated financial statements are discussed in Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 1: Basis of Presentation and Summary of Significant Accounting Policies.”
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
Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of June 30, 2014 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries, was made known to the certifying officers by others within the Company and its consolidated subsidiaries in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. On a quarterly basis, the Company evaluates the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.
(b) Change in internal controls over financial reporting.
There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

/s/ CLAYTON G. DEUTSCH
August 6, 2014	Clayton G. Deutsch
Chief Executive Officer and President

/s/ DAVID J. KAYE
August 6, 2014	David J. Kaye
Executive Vice President, Treasurer, and Chief Financial Officer