Form 10-Q
period 2014-09-30
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2014-11-05
CIK 821127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2014:

Common Stock, Par Value $1.00 Per Share	82,778,032
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION, ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2014	December 31, 2013
	(In thousands, except share and per share data)
Assets:
Cash and cash equivalents	$308,912	$191,881
Investment securities available for sale (amortized cost of $723,299 and $694,832 at September 30, 2014 and December 31, 2013, respectively)	724,638	691,729
Investment securities held to maturity (fair value of $133,141 and $110,917 at September 30, 2014 and December 31, 2013, respectively)	132,467	112,014
Stock in Federal Home Loan Banks	32,534	38,612
Loans held for sale	4,943	6,123
Total loans	5,213,491	5,112,459
Less: Allowance for loan losses	75,283	76,371
Net loans	5,138,208	5,036,088
Other real estate owned (“OREO”)	1,074	776
Premises and equipment, net	29,473	29,158
Goodwill	110,180	110,180
Intangible assets, net	17,475	20,604
Fees receivable	11,439	12,119
Accrued interest receivable	15,018	14,416
Deferred income taxes, net	48,443	55,364
Other assets	114,281	118,045
Total assets	$6,689,085	$6,437,109
Liabilities:
Deposits	$5,334,881	$5,110,370
Securities sold under agreements to repurchase	73,422	102,353
Federal Home Loan Bank borrowings	371,367	367,254
Junior subordinated debentures	106,363	106,363
Other liabilities	106,024	97,613
Total liabilities	5,992,057	5,783,953
Redeemable Noncontrolling Interests	21,397	19,468
Shareholders’ Equity:
Preferred stock, $1.00 par value; authorized: 2,000,000 shares; Series D, 6.95% Non-Cumulative Perpetual, issued and outstanding: 50,000 shares at September 30, 2014 and December 31, 2013; liquidation preference: $1,000 per share	47,753	47,753
Common stock, $1.00 par value; authorized: 170,000,000 shares; issued and outstanding: 80,464,390 shares at September 30, 2014 and 79,837,612 shares at December 31, 2013	80,464	79,838
Additional paid-in capital	598,036	616,334
Accumulated deficit	(49,573)	(106,211)
Accumulated other comprehensive income/ (loss)	(1,312)	(4,197)
Total Company’s shareholders’ equity	675,368	633,517
Noncontrolling interests	263	171
Total shareholders’ equity	675,631	633,688
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$6,689,085	$6,437,109
See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$47,931	$46,484	$144,541	$144,173
Taxable investment securities	876	544	2,242	1,544
Non-taxable investment securities	942	746	2,760	2,363
Mortgage-backed securities	1,605	1,338	5,230	4,080
Federal funds sold and other	379	277	978	635
Total interest and dividend income	51,733	49,389	155,751	152,795
Interest expense:
Deposits	3,603	3,206	10,194	10,112
Federal Home Loan Bank borrowings	2,354	2,750	7,039	8,399
Junior subordinated debentures	976	1,119	2,896	3,429
Repurchase agreements and other short-term borrowings	17	12	49	378
Total interest expense	6,950	7,087	20,178	22,318
Net interest income	44,783	42,302	135,573	130,477
Provision/ (credit) for loan losses	(2,600)	(6,000)	(8,800)	(8,000)
Net interest income after provision/ (credit) for loan losses	47,383	48,302	144,373	138,477
Fees and other income:
Investment management fees	12,011	10,511	35,226	31,445
Wealth advisory fees	12,278	10,698	35,730	31,083
Private banking wealth management and trust fees	7,251	6,508	21,255	19,780
Other banking fee income	1,835	1,679	5,192	5,183
Gain on sale of loans, net	183	430	1,966	2,363
Gain on repurchase of debt	—	—	—	620
Gain on sale of investments, net	8	7	9	35
Gain/ (loss) on OREO, net	150	—	988	(13)
Gain on sale of Pacific Northwest offices	—	—	—	10,574
Other	53	418	510	926
Total fees and other income	33,769	30,251	100,876	101,996
Operating expense:
Salaries and employee benefits	35,855	33,102	106,767	104,605
Occupancy and equipment	7,346	7,307	22,492	22,411
Professional services	2,796	3,451	9,165	8,697
Marketing and business development	1,408	1,168	5,564	5,330
Contract services and data processing	1,404	1,462	4,289	4,514
Amortization of intangibles	1,031	1,056	3,129	3,275
FDIC insurance	857	823	2,607	2,817
Other	3,302	3,584	9,356	13,556
Total operating expense	53,999	51,953	163,369	165,205
Income before income taxes	27,153	26,600	81,880	75,268
Income tax expense	8,993	8,714	26,464	25,455
Net income from continuing operations	18,160	17,886	55,416	49,813
Net income from discontinued operations	1,272	1,321	4,650	5,824
Net income before attribution to noncontrolling interests	19,432	19,207	60,066	55,637
(Continued)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands, except share and per share data)
Less: Net income attributable to noncontrolling interests	1,167	871	3,428	2,770
Net income attributable to the Company	$18,265	$18,336	$56,638	$52,867
Adjustments to net income attributable to the Company to arrive at net income attributable to common shareholders	$(871)	$(825)	$(3,380)	$(14,968)
Net income attributable to common shareholders for earnings per share calculation	$17,394	$17,511	$53,258	$37,899
Basic earnings per share attributable to common shareholders:
From continuing operations:	$0.20	$0.21	$0.62	$0.42
From discontinued operations:	$0.02	$0.02	$0.06	$0.07
Total attributable to common shareholders:	$0.22	$0.23	$0.68	$0.49
Weighted average basic common shares outstanding	78,687,062	77,670,017	78,425,613	77,249,660
Diluted earnings per share attributable to common shareholders:
From continuing operations:	$0.20	$0.20	$0.60	$0.41
From discontinued operations:	$0.02	$0.02	$0.06	$0.07
Total attributable to common shareholders:	$0.22	$0.22	$0.66	$0.48
Weighted average diluted common shares outstanding	80,610,958	79,193,748	80,324,628	78,488,170

 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Net income attributable to the Company	$18,265	$18,336	$56,638	$52,867
Other comprehensive income/ (loss), net of tax:
Unrealized gain/ (loss) on securities available for sale	(659)	(550)	2,692	(6,521)
Reclassification adjustment for net realized gain/ (loss) included in net income	4	4	5	20
Net unrealized gain/ (loss) on securities available for sale	(663)	(554)	2,687	(6,541)
Unrealized gain/ (loss) on cash flow hedges	390	(964)	(1,082)	(280)
Reclassification adjustment for net realized gain/ (loss) included in net income	(503)	(316)	(1,280)	(856)
Net unrealized gain/ (loss) on cash flow hedges	893	(648)	198	576
Net unrealized gain/ (loss) on other	—	—	—	(442)
Other comprehensive income/ (loss), net of tax	230	(1,202)	2,885	(6,407)
Total comprehensive income/ (loss) attributable to the Company, net	$18,495	$17,134	$59,523	$46,460
 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/ (Loss)	Non- controlling Interests	Total
	(In thousands, except share data)
Balance, December 31, 2012	$58,089	$78,744	$640,891	$(176,746)	$2,124	$—	$603,102
Net income attributable to the Company	—	—	—	52,867	—	—	52,867
Other comprehensive income/ (loss), net	—	—	—	—	(6,407)	—	(6,407)
Dividends paid to common shareholders: $0.17 per share	—	—	(13,542)	—	—	—	(13,542)
Dividends paid to preferred shareholders	—	—	(1,792)	—	—	—	(1,792)
Repurchase of Non-Cumulative Perpetual Contingent Convertible Preferred Stock, Series B	(58,089)	—	(11,738)	—	—	—	(69,827)
Issuance of 6.95% Non-Cumulative Perpetual Preferred Stock, Series D, net of issuance costs	47,753	—	—	—	—	—	47,753
Issuance of noncontrolling interests	—	—	—	—	—	139	139
Net proceeds from issuance of 156,983 shares of common stock	—	157	1,073	—	—	—	1,230
Issuance of 677,620 shares of incentive stock grants, net of 39,912 shares canceled or forfeited	—	638	(638)	—	—	—	—
Amortization of stock compensation and employee stock purchase plan	—	—	5,282	—	—	—	5,282
Stock options exercised	—	283	1,844	—	—	—	2,127
Tax deficiency from certain stock compensation awards	—	—	(597)	—	—	—	(597)
Other equity adjustments	—	—	2,702	—	—	—	2,702
Balance, September 30, 2013	$47,753	$79,822	$623,485	$(123,879)	$(4,283)	$139	$623,037

Balance, December 31, 2013	$47,753	$79,838	$616,334	$(106,211)	$(4,197)	$171	$633,688
Net income attributable to the Company	—	—	—	56,638	—	—	56,638
Other comprehensive income/ (loss), net	—	—	—	—	2,885	—	2,885
Dividends paid to common shareholders: $0.24 per share	—	—	(19,216)	—	—	—	(19,216)
Dividends paid to preferred shareholders	—	—	(2,606)	—	—	—	(2,606)
Issuance of noncontrolling interests	—	—	—	—	—	92	92
Net proceeds from issuance of 126,219 shares of common stock	—	126	1,130	—	—	—	1,256
Issuance of 493,290 shares of incentive stock grants, net of 75,598 shares canceled or forfeited and 128,003 shares withheld for employee taxes	—	289	(1,899)	—	—	—	(1,610)
Amortization of stock compensation and employee stock purchase plan	—	—	4,024	—	—	—	4,024
Stock options exercised	—	211	1,423	—	—	—	1,634
Tax savings from certain stock compensation awards	—	—	1,016	—	—	—	1,016
Other equity adjustments	—	—	(2,170)	—	—	—	(2,170)
Balance, September 30, 2014	$47,753	$80,464	$598,036	$(49,573)	$(1,312)	$263	$675,631

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income attributable to the Company	$56,638	$52,867
Adjustments to arrive at net income from continuing operations
Net income attributable to noncontrolling interests	3,428	2,770
Less: Net income from discontinued operations	(4,650)	(5,824)
Net income from continuing operations	55,416	49,813
Adjustments to reconcile net income from continuing operations to net cash provided by/ (used in) operating activities:
Depreciation and amortization	13,700	14,715
Net income attributable to noncontrolling interests	(3,428)	(2,770)
Equity issued as compensation	4,024	5,282
Provision/ (credit) for loan losses	(8,800)	(8,000)
Loans originated for sale	(48,625)	(205,085)
Proceeds from sale of loans held for sale	50,171	232,114
Gain on repurchase of debt	—	(620)
Gain on sale of Pacific Northwest offices	—	(10,574)
Deferred income tax expense/ (benefit)	4,642	4,931
Net decrease/ (increase) in other operating activities	15,564	9,350
Net cash provided by/ (used in) operating activities of continuing operations	82,664	89,156
Net cash provided by/ (used in) operating activities of discontinued operations	4,650	5,824
Net cash provided by/ (used in) operating activities	87,314	94,980
Cash flows from investing activities:
Investment securities available for sale:
Purchases	(192,350)	(211,450)
Sales	5,566	3,472
Maturities, redemptions, and principal payments	153,869	188,100
Investment securities held to maturity:
Purchases	(34,936)	—
Principal payments	13,847	—
(Investments)/ distributions in trusts, net	(362)	169
(Purchase)/ redemption of Federal Home Loan Banks stock	6,078	2,266
Net (increase)/ decrease in portfolio loans	(161,145)	(119,349)
Proceeds from recoveries of loans previously charged-off	9,771	5,406
Proceeds from sale of OREO	988	2,455
Proceeds from sale of portfolio loans	58,568	9,449
Proceeds from sale of Pacific Northwest offices	—	123,693
Capital expenditures	(5,165)	(6,895)
Cash used in other investing activities	(1,602)	(224)
Net cash provided by/ (used in) investing activities	(146,873)	(2,908)
(Continued)

	Nine months ended September 30,
	2014	2013
	(In thousands)
Cash flows from financing activities:
Net increase/ (decrease) in deposits, including deposits held for sale	224,511	31,776
Net (decrease)/ increase in securities sold under agreements to repurchase	(28,931)	(23,820)
Net (decrease)/ increase in short-term Federal Home Loan Bank borrowings	—	(40,000)
Advances of long-term Federal Home Loan Bank borrowings	20,000	120,000
Repayments of long-term Federal Home Loan Bank borrowings	(15,887)	(96,655)
Repurchase of debt	—	(31,536)
Dividends paid to common shareholders	(19,216)	(13,542)
Dividends paid to preferred shareholders	(2,606)	(1,792)
Proceeds from issuance of Series D preferred stock, net	—	47,753
Repurchase of Series B preferred stock, including deemed dividend at repurchase	—	(69,827)
Tax benefit/ (deficiency) from certain stock compensation awards	1,016	(597)
Proceeds from stock option exercises	1,634	2,127
Proceeds from issuance of common stock, net	(354)	1,230
Distributions paid to noncontrolling interests	(3,272)	(2,341)
Other equity adjustments	(305)	349
Net cash provided by/ (used in) financing activities	176,590	(76,875)
Net increase/ (decrease) in cash and cash equivalents	117,031	15,197
Cash and cash equivalents at beginning of year	191,881	308,744
Cash and cash equivalents at end of period	$308,912	$323,941
Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$22,894	$22,533
Cash paid for income taxes, net of (refunds received)	19,999	25,261
Change in unrealized gain/ (loss) on securities available for sale, net of tax	2,687	(6,541)
Change in unrealized gain/ (loss) on cash flow hedges, net of tax	198	576
Change in unrealized gain/ (loss) on other, net of tax	—	(442)
Non-cash transactions:
Loans transferred into/ (out of) other real estate owned from/ (to) held for sale or portfolio	298	(372)
Loans transferred into/ (out of) held for sale from/ (to) portfolio	56,967	5,593
Loans charged-off	(2,059)	(4,286)

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
On July 15, 2014, the Company and Boston Private Bank announced an agreement to acquire substantially all of the assets and certain of the liabilities of Banyan Partners, LLC (“Banyan”). Banyan, a registered investment advisory firm, is headquartered in Palm Beach Gardens, Florida with locations in Boston, New York, Miami, Naples, and Atlanta metro regions, as well as Wisconsin, Texas and California. The transaction was subject to regulatory approval and certain closing conditions, and was completed on October 2, 2014.
The transaction was funded with a mixture of cash on hand and stock issued to the sellers. Banyan will also have the opportunity to receive additional consideration over a two year earn-out period. Under the terms of the agreement, Banyan and the Bank’s wealth management business will combine into a new subsidiary of the Bank.
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
On January 1, 2014, the Company early adopted Accounting Standards Update (“ASU”) 2014-01 Investments - Equity Methods and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects, (“ASU 2014-01”). As a result of adopting ASU 2014-01, amortization expense of these investments, which was previously reported as an operating expense, is now reported with income tax expense and is measured using the proportional amortization method. There was no change to the reporting of the related tax benefits from tax losses and credits, which have always been reported within income tax expense. ASU 2014-01 required retrospective adoption. Therefore, prior periods have been reclassified to conform to current period presentation. Included within income tax expense for the three month periods ended September 30, 2014 and 2013 are $0.3 million and $0.2 million, respectively, of amortization of investments and $0.3 million and $0.2 million, respectively, of related tax benefits from tax losses and credits. Included within income tax expense for the nine months ended September 30, 2014 and 2013 are $0.7 million and $0.4 million, respectively, of amortization of investments and $0.8 million and $0.5 million, respectively, of related tax benefits from tax losses and credits.
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

2.    Earnings Per Share
The two class method of calculating earnings per share (“EPS”) is presented below for the three and nine months ended September 30, 2014 and 2013. The following tables present the computations of basic and diluted EPS:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands, except share and per share data)
Basic earnings per share - Numerator:
Net income from continuing operations	$18,160	$17,886	$55,416	$49,813
Less: Net income attributable to noncontrolling interests	1,167	871	3,428	2,770
Net income from continuing operations attributable to the Company	16,993	17,015	51,988	47,043
Decrease/ (increase) in noncontrolling interests’ redemption values (1)	112	274	(257)	162
Dividends on participating and preferred securities (2)	(908)	(939)	(2,795)	(13,752)
Total adjustments to income attributable to common shareholders	(796)	(665)	(3,052)	(13,590)
Net income from continuing operations attributable to common shareholders, before allocation to participating securities	16,197	16,350	48,936	33,453
Less: Amount allocated to participating securities	(66)	(143)	(284)	(1,069)
Net income from continuing operations attributable to common shareholders, after allocation to participating securities	$16,131	$16,207	$48,652	$32,384
Net income from discontinued operations, before allocation to participating securities	$1,272	$1,321	$4,650	$5,824
Less: Amount allocated to participating securities	(9)	(17)	(44)	(309)
Net income from discontinued operations, after allocation to participating securities	$1,263	$1,304	$4,606	$5,515
Net income attributable to common shareholders, before allocation to participating securities	$17,469	$17,671	$53,586	$39,277
Less: Amount allocated to participating securities	(75)	(160)	(328)	(1,378)
Net income attributable to common shareholders, after allocation to participating securities	$17,394	$17,511	$53,258	$37,899

Basic earnings per share - Denominator:
Weighted average basic common shares outstanding	78,687,062	77,670,017	78,425,613	77,249,660
Per share data - Basic earnings per share from:
Continuing operations	$0.20	$0.21	$0.62	$0.42
Discontinued operations	$0.02	$0.02	$0.06	$0.07
Total attributable to common shareholders	$0.22	$0.23	$0.68	$0.49

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands, except share and per share data)
Diluted earnings per share - Numerator:
Net income from continuing operations attributable to common shareholders, after allocation to participating securities	$16,131	$16,207	$48,652	$32,384
Add back: income allocated to dilutive securities	—	—	—	—
Net income from continuing operations attributable to common shareholders, after allocation to participating securities, after assumed dilution	16,131	16,207	48,652	32,384
Net income from discontinued operations, after allocation to participating securities	1,263	1,304	4,606	5,515
Net income attributable to common shareholders, after allocation to participating securities, after assumed dilution	$17,394	$17,511	$53,258	$37,899
Diluted earnings per share - Denominator:
Weighted average basic common shares outstanding	78,687,062	77,670,017	78,425,613	77,249,660
Dilutive effect of:
Stock options and performance-based restricted stock (3)	756,486	708,745	712,889	604,893
Warrants to purchase common stock (3)	1,167,410	814,986	1,186,126	633,617
Dilutive common shares	1,923,896	1,523,731	1,899,015	1,238,510
Weighted average diluted common shares outstanding (3)	80,610,958	79,193,748	80,324,628	78,488,170
Per share data - Diluted earnings per share from:
Continuing operations	$0.20	$0.20	$0.60	$0.41
Discontinued operations	$0.02	$0.02	$0.06	$0.07
Total attributable to common shareholders	$0.22	$0.22	$0.66	$0.48
Dividends per share declared and paid on common stock	$0.08	$0.07	$0.24	$0.17
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

(3)
The diluted EPS computations for the three and nine months ended September 30, 2014 and 2013 do not assume the conversion, exercise, or contingent issuance of the following shares for these periods because the result would have been anti-dilutive for the periods indicated. As a result of the anti-dilution, the potential common shares excluded from the diluted EPS computation are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Shares excluded due to exercise price exceeding the average market price of common shares during the period (total outstanding):	(In thousands)
Potential common shares from:
Stock options or other dilutive securities (a)	767	1,214	834	1,446
Total shares excluded due to exercise price exceeding the average market price of common shares during the period	767	1,214	834	1,446

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
Reconciliation of Reportable Segment Items
The following tables present a reconciliation of the revenues, profits, assets, and other significant items of reportable segments as of and for the three and nine months ended September 30, 2014 and 2013. Interest expense on junior subordinated debentures is reported at the Holding Company.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Private Banking	(In thousands)
Net interest income	$45,720	$43,371	$138,361	$133,738
Fees and other income (1)	9,511	9,030	29,697	38,528
Total revenues	55,231	52,401	168,058	172,266
Provision/ (credit) for loan losses	(2,600)	(6,000)	(8,800)	(8,000)
Operating expense	32,503	32,718	99,317	103,857
Income before income taxes	25,328	25,683	77,541	76,409
Income tax expense	8,331	8,931	26,436	26,640
Net income from continuing operations	16,997	16,752	51,105	49,769
Net income attributable to the Company	$16,997	$16,752	$51,105	$49,769

Assets	$6,506,699	$6,090,343	$6,506,699	$6,090,343
AUM	$4,701,000	$4,263,000	$4,701,000	$4,263,000
Amortization of intangibles	$46	$70	$173	$210
Depreciation	$1,312	$1,282	$4,085	$4,050

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Investment Management	(In thousands)
Net interest income	$6	$4	$17	$15
Fees and other income	12,021	10,518	35,237	31,480
Total revenues	12,027	10,522	35,254	31,495
Operating expense	8,884	8,376	26,320	24,422
Income before income taxes	3,143	2,146	8,934	7,073
Income tax expense	1,066	714	2,990	2,329
Net income from continuing operations	2,077	1,432	5,944	4,744
Noncontrolling interests	622	438	1,797	1,425
Net income attributable to the Company	$1,455	$994	$4,147	$3,319

Assets	$102,881	$101,981	$102,881	$101,981
AUM	$10,376,000	$9,697,000	$10,376,000	$9,697,000
Amortization of intangibles	$739	$739	$2,217	$2,319
Depreciation	$56	$58	$178	$164

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Wealth Advisory	(In thousands)
Net interest income	$2	$15	$6	$51
Fees and other income	12,209	10,698	35,713	31,081
Total revenues	12,211	10,713	35,719	31,132
Operating expense	8,376	7,341	24,283	21,809
Income before income taxes	3,835	3,372	11,436	9,323
Income tax expense	1,455	1,282	4,356	3,463
Net income from continuing operations	2,380	2,090	7,080	5,860
Noncontrolling interests	544	433	1,589	1,345
Net income attributable to the Company	$1,836	$1,657	$5,491	$4,515

Assets	$80,319	$71,172	$80,319	$71,172
AUM	$9,731,000	$8,809,000	$9,731,000	$8,809,000
Amortization of intangibles	$246	$247	$739	$746
Depreciation	$98	$89	$252	$277

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Holding Company and Eliminations	(In thousands)
Net interest income	$(945)	$(1,088)	$(2,811)	$(3,327)
Fees and other income	28	5	229	907
Total revenues	(917)	(1,083)	(2,582)	(2,420)
Operating expense	4,236	3,518	13,449	15,117
Income/ (loss) before income taxes	(5,153)	(4,601)	(16,031)	(17,537)
Income tax expense/(benefit)	(1,859)	(2,213)	(7,318)	(6,977)
Net income/(loss) from continuing operations	(3,294)	(2,388)	(8,713)	(10,560)
Noncontrolling interests	1	—	42	—
Discontinued operations	1,272	1,321	4,650	5,824
Net income/(loss) attributable to the Company	$(2,023)	$(1,067)	$(4,105)	$(4,736)

Assets	$(814)	$11,443	$(814)	$11,443
AUM	$(22,000)	$(21,000)	$(22,000)	$(21,000)
Depreciation	$32	$76	$173	$167

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Total Company	(In thousands)
Net interest income	$44,783	$42,302	$135,573	$130,477
Fees and other income	33,769	30,251	100,876	101,996
Total revenues	78,552	72,553	236,449	232,473
Provision/ (credit) for loan losses	(2,600)	(6,000)	(8,800)	(8,000)
Operating expense	53,999	51,953	163,369	165,205
Income before income taxes	27,153	26,600	81,880	75,268
Income tax expense	8,993	8,714	26,464	25,455
Net income from continuing operations	18,160	17,886	55,416	49,813
Noncontrolling interests	1,167	871	3,428	2,770
Discontinued operations	1,272	1,321	4,650	5,824
Net income attributable to the Company	$18,265	$18,336	$56,638	$52,867

Assets	$6,689,085	$6,274,939	$6,689,085	$6,274,939
AUM	$24,786,000	$22,748,000	$24,786,000	$22,748,000
Amortization of intangibles	$1,031	$1,056	$3,129	$3,275
Depreciation	$1,498	$1,505	$4,688	$4,658
___________________

(1)	Included in Private Bank fees and other income for the nine months ended September 30, 2013 is the $10.6 million gain on sale of the three offices in the Pacific Northwest region.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

4.    Investments
The following table presents a summary of investment securities:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
As of September 30, 2014
Available for sale securities at fair value:
U.S. government and agencies	$16,937	$—	$(128)	$16,809
Government-sponsored entities	269,094	418	(540)	268,972
Municipal bonds	229,508	3,228	(319)	232,417
Mortgage-backed securities (1)	187,753	2,093	(3,630)	186,216
Other	20,007	243	(26)	20,224
Total	$723,299	$5,982	$(4,643)	$724,638

Held to maturity securities at amortized cost:
Mortgage-backed securities (1)	$132,467	$745	$(71)	$133,141
Total	$132,467	$745	$(71)	$133,141

As of December 31, 2013
Available for sale securities at fair value:
U.S. government and agencies	$2,300	$15	$(27)	$2,288
Government-sponsored entities	228,670	301	(1,031)	227,940
Municipal bonds	218,900	1,431	(1,898)	218,433
Mortgage-backed securities (1)	229,609	2,513	(4,678)	227,444
Other	15,353	275	(4)	15,624
Total	$694,832	$4,535	$(7,638)	$691,729

Held to maturity securities at amortized cost:
Mortgage-backed securities (1)	$112,014	$15	$(1,112)	$110,917
Total	$112,014	$15	$(1,112)	$110,917
___________________

(1)	All mortgage-backed securities are guaranteed by U.S. government agencies or government-sponsored entities.
The following table presents the maturities of investment securities available for sale, based on contractual maturity, as of September 30, 2014. Certain securities are callable before their final maturity. Additionally, certain securities (such as mortgage-backed securities) are shown within the table below based on their final (contractual) maturity, but, due to prepayments and amortization, are expected to have shorter lives.

	Available for Sale Securities
	Amortized cost	Fair value
	(In thousands)
Within one year	$57,204	$57,664
After one, but within five years	363,433	364,199
After five, but within ten years	107,866	108,640
Greater than ten years	194,796	194,135
Total	$723,299	$724,638

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the maturities of investment securities held to maturity, based on contractual maturity, as of September 30, 2014.

	Held to Maturity Securities
	Amortized cost	Fair value
	(In thousands)
Within one year	$—	$—
After one, but within five years	—	—
After five, but within ten years	—	—
Greater than ten years	132,467	133,141
Total	$132,467	$133,141
The following table presents the proceeds from sales, gross realized gains and gross realized losses for securities available for sale that were sold during the following periods:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Proceeds from sales	$235	$1,982	$5,566	$3,472
Realized gains	8	7	9	35
Realized losses	—	—	—	—
The following table presents information regarding securities as of September 30, 2014 having temporary impairment, due to the fair values having declined below the amortized cost of the individual securities, and the time period that the investments have been temporarily impaired.

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	# of securities
Available for sale securities	(In thousands)
U.S. government and agencies	$16,180	$(77)	$629	$(51)	$16,809	$(128)	4
Government-sponsored entities	101,895	(252)	38,838	(287)	140,733	(539)	19
Municipal bonds	32,287	(90)	17,192	(230)	49,479	(320)	26
Mortgage-backed securities	25,997	(141)	96,402	(3,489)	122,399	(3,630)	35
Other	107	(16)	16	(10)	123	(26)	13
Total	$176,466	$(576)	$153,077	$(4,067)	$329,543	$(4,643)	97

Held to maturity securities
Mortgage-backed securities (1)	$33,573	$(71)	$—	$—	$33,573	$(71)	4
Total	$33,573	$(71)	$—	$—	$33,573	$(71)	4
The U.S. government and agencies securities, government-sponsored entities securities and mortgage-backed securities in the table above as of September 30, 2014 had Standard and Poor’s credit ratings of AA+. The municipal bonds in the table above had Moody’s credit ratings of at least Aa3. One of the municipal bonds in the table above was not rated by Standard and Poor’s or Moody’s. The other securities consisted of equity securities.
As of September 30, 2014, the amount of investment securities in an unrealized loss position greater than 12 months, as well as in total, was primarily due to movements in interest rates. The Company has no intent to sell any securities in an unrealized loss position as of September 30, 2014 and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized loss amounts.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

Cost method investments, which are included in other assets, can be temporarily impaired when the fair values decline below the amortized costs of the individual investments. There were no cost method investments with unrealized losses as of September 30, 2014 or December 31, 2013. The Company’s cost method investments primarily include low income housing partnerships which generate tax credits. The Company also holds partnership interests in venture capital funds formed to provide financing to small businesses and to promote community development. The Company had $25.6 million and $26.2 million in cost method investments included in other assets as of September 30, 2014 and December 31, 2013, respectively.

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
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of September 30, 2014	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available for sale securities:
U.S. government and agencies	$16,809	$15,311	$1,498	$—
Government-sponsored entities	268,972	—	268,972	—
Municipal bonds	232,417	—	232,417	—
Mortgage-backed securities	186,216	—	186,216	—
Other	20,224	20,224	—	—
Total available for sale securities	724,638	35,535	689,103	—
Derivatives - interest rate customer swaps	3,284	—	3,284	—
Derivatives - interest rate swaps	473	—	473	—
Other investments	5,414	5,414	—	—
Liabilities:
Derivatives - interest rate customer swaps	$3,355	$—	$3,355	$—
Derivatives - interest rate swaps	1,005	—	1,005	—
Derivatives - junior subordinated debenture interest rate swap	2,189	—	2,189	—

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

		Fair value measurements at reporting date using:
	As of December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available for sale securities:
U.S. government and agencies	$2,288	$—	$2,288	$—
Government-sponsored entities	227,940	—	227,940	—
Municipal bonds	218,433	—	218,433	—
Mortgage-backed securities	227,444	—	227,444	—
Other	15,624	15,624	—	—
Total available for sale securities	691,729	15,624	676,105	—
Derivatives - interest rate customer swaps	2,045	—	2,045	—
Derivatives - interest rate swaps	921	—	921	—
Other investments	5,482	5,052	430	—
Liabilities:
Derivatives - interest rate customer swaps	$2,029	$—	$2,029	$—
Derivatives - interest rate swaps	543	—	543	—
Derivatives - junior subordinated debenture interest rate swap	3,469	—	3,469	—
As of September 30, 2014 and December 31, 2013, available for sale securities consisted primarily of U.S. government and agencies securities, government-sponsored entities securities, municipal bonds, mortgage-backed securities, and other available for sale securities. The equities (which are categorized as other available for sale securities) and, at September 30, 2014, two U.S. Treasury securities, are valued with prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement. The government-sponsored entities securities, municipal bonds, mortgage-backed securities, and certain investments in Small Business Administration (“SBA”) loans (which are categorized as U.S. government and agencies securities) generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets. Therefore, they have been categorized as a Level 2 measurement. No investments held at September 30, 2014 or December 31, 2013 were categorized as Level 3.
The Company uses interest rate customer swaps, interest rate swaps and a junior subordinated debenture interest rate swap to manage its interest rate risk, and customer foreign exchange forward contracts to manage its foreign exchange risk, if any. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, they have been categorized as a Level 2 measurement as of September 30, 2014 and December 31, 2013. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements-Note 8: Derivatives and Hedging Activities” for further details.
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
The Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy as of September 30, 2014 and December 31, 2013.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

Other investments, which are not considered available for sale investments, consist of deferred compensation trusts, which consist of publicly traded mutual fund investments that are valued at prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement as of September 30, 2014 and December 31, 2013. The remaining other investments categorized as Level 2 consist of the Company’s cost-method investments as of September 30, 2014 and December 31, 2013.
There were no Level 3 assets at September 30, 2014 or December 31, 2013.
The following tables present the Company’s assets and liabilities measured at fair value on a non-recurring basis during the periods ended September 30, 2014 and 2013, respectively, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of September 30, 2014	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended September 30, 2014	Nine months ended September 30, 2014
	(In thousands)
Assets:
Impaired loans (1)	$3,825	$—	$—	$3,825	$(1,100)	$(1,600)
___________________

(1)	Collateral-dependent impaired loans held at September 30, 2014 that had write-downs in fair value or whose specific reserve changed during the first nine months of 2014.

	As of September 30, 2013	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended September 30, 2013	Nine months ended September 30, 2013
	(In thousands)
Assets:
Impaired loans (1)	$9,464	$—	$—	$9,464	$—	$(1,845)
________________

(1)	Collateral-dependent impaired loans held at September 30, 2013 that had write-downs in fair value or whose specific reserve changed during the first nine months of 2013.
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	As of September 30, 2014
	Fair Value	Valuation technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$3,825	Appraisals of Collateral	Discount for costs to sell	0% - 12%	4%
			Appraisal adjustments	0% - 25%	5%

	As of September 30, 2013
	Fair Value	Valuation technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$9,464	Appraisals of Collateral	Discount for costs to sell	0% - 13%	8%
			Appraisal adjustments	0% - 45%	24%

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
The following tables present the carrying values and fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis (other than certain loans, as noted below):

	As of September 30, 2014
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$308,912	$308,912	$308,912	$—	$—
Investment securities held to maturity	132,467	133,141	—	133,141	—
Loans, net	5,138,208	5,071,670	—	—	5,071,670
Loans held for sale	4,943	5,374	—	5,374	—
Other financial assets	112,492	112,492	—	112,492	—
FINANCIAL LIABILITIES:
Deposits	5,334,881	5,337,618	—	5,337,618	—
Securities sold under agreements to repurchase	73,422	73,415	—	73,415	—
Federal Home Loan Bank borrowings	371,367	378,697	—	378,697	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	7,515	7,515	—	7,515	—

	As of December 31, 2013
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$191,881	$191,881	$191,881	$—	$—
Investment securities held to maturity	112,014	110,917	—	110,917	—
Loans, net	5,036,088	4,985,555	—	—	4,985,555
Loans held for sale	6,123	6,130	—	6,130	—
Other financial assets	117,840	117,840	—	117,840	—
FINANCIAL LIABILITIES:
Deposits	5,110,370	5,113,224	—	5,113,224	—
Securities sold under agreements to repurchase	102,353	102,343	—	102,343	—
Federal Home Loan Bank borrowings	367,254	377,384	—	377,384	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	9,789	9,789	—	9,789	—

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
Investment securities held to maturity
Securities held to maturity currently include mortgage-backed securities. All held to maturity securities are fixed income instruments that are not quoted on an exchange, but may be traded in active markets. The fair value of these securities is based on quoted market prices obtained from external pricing services. The principal market for our securities portfolio is the secondary institutional market, with an exit price that is predominantly reflective of bid level pricing in that market. Accordingly, securities held to maturity are included in the Level 2 fair value category.
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
Junior subordinated debentures
The fair value of the junior subordinated debentures issued by Boston Private Capital Trust I and Boston Private Capital Trust II were estimated using Level 3 inputs such as the interest rates on these securities, current rates for similar debt, a consideration for illiquidity of trading in the debt, and regulatory changes that would result in an unfavorable change in the regulatory capital treatment of this type of debt.
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
Total loans include deferred loan fees/ (costs), net, of ($4.9) million and ($4.1) million as of September 30, 2014 and December 31, 2013, respectively.
In the second quarter of 2014, the Bank sold $57.0 million of commercial real estate loans for a $1.6 million gain.
The following table presents a summary of the loan portfolio based on the portfolio segment as of the dates indicated:

	September 30, 2014	December 31, 2013
	(In thousands)
Commercial and industrial	$930,828	$866,053
Commercial real estate	1,808,041	1,813,394
Construction and land	130,545	153,917
Residential	2,097,527	2,032,294
Home equity	109,227	113,660
Consumer and other	137,323	133,141
Total Loans	$5,213,491	$5,112,459

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents nonaccrual loans receivable by class of receivable as of the dates indicated:

	September 30, 2014	December 31, 2013
	(In thousands)
Commercial and industrial	$2,156	$3,484
Commercial real estate	16,820	23,967
Construction and land	3,617	3,489
Residential	8,539	12,777
Home equity	1,323	1,020
Consumer and other	1,086	25
Total	$33,541	$44,762
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, although infrequent, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were $0.5 million of loans 90 days or more past due, but still accruing, as of September 30, 2014 and $0.1 million as of December 31, 2013. The Bank’s policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six consecutive months). For troubled debt restructured loans (“TDRs”), a return to accrual status generally requires timely payments for a period of six months in accordance with the restructured loan terms, along with meeting other criteria.
The following tables show the payment status of loans by class of receivable as of the dates indicated:

	September 30, 2014
	Accruing Past Due				Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Accruing Past Due	Current Payment Status	30-89 Days Past Due	90+ Days Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$842	$90	$430	$1,362	$190	$—	$1,966	$2,156	$927,310	$930,828
Commercial real estate	1,437	—	53	1,490	12,891	471	3,458	16,820	1,789,731	1,808,041
Construction and land	—	—	—	—	375	90	3,152	3,617	126,928	130,545
Residential	—	1,232	—	1,232	2,666	350	5,523	8,539	2,087,756	2,097,527
Home equity	—	—	—	—	101	—	1,222	1,323	107,904	109,227
Consumer and other	13	9	—	22	29	2	1,055	1,086	136,215	137,323
Total	$2,292	$1,331	$483	$4,106	$16,252	$913	$16,376	$33,541	$5,175,844	$5,213,491

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2013
	Accruing Past Due				Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Accruing Past Due	Current Payment Status	30-89 Days Past Due	90+ Days Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$1,075	$454	$—	$1,529	$1,192	$—	$2,292	$3,484	$861,040	$866,053
Commercial real estate	775	—	—	775	13,337	—	10,630	23,967	1,788,652	1,813,394
Construction and land	1,631	21	65	1,717	392	43	3,054	3,489	148,711	153,917
Residential	8,181	226	—	8,407	4,058	1,630	7,089	12,777	2,011,110	2,032,294
Home equity	542	4	—	546	—	1,000	20	1,020	112,094	113,660
Consumer and other	826	7	—	833	17	—	8	25	132,283	133,141
Total	$13,030	$712	$65	$13,807	$18,996	$2,673	$23,093	$44,762	$5,053,890	$5,112,459
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
The following tables present the loan portfolio’s credit risk profile by internally assigned grade and class of receivable as of the dates indicated:

	September 30, 2014
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Substandard	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$903,352	$13,918	$11,402	$2,156	$930,828
Commercial real estate	1,700,863	71,361	18,997	16,820	1,808,041
Construction and land	109,282	17,646	—	3,617	130,545
Residential	2,078,710	—	10,278	8,539	2,097,527
Home equity	107,382	—	522	1,323	109,227
Consumer and other	134,149	100	1,988	1,086	137,323
Total	$5,033,738	$103,025	$43,187	$33,541	$5,213,491

	December 31, 2013
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Substandard	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$849,535	$4,857	$8,177	$3,484	$866,053
Commercial real estate	1,709,265	60,305	19,857	23,967	1,813,394
Construction and land	128,667	21,172	589	3,489	153,917
Residential	2,006,707	—	12,810	12,777	2,032,294
Home equity	112,065	—	575	1,020	113,660
Consumer and other	132,130	979	7	25	133,141
Total	$4,938,369	$87,313	$42,015	$44,762	$5,112,459

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present, by class of receivable, the balance of impaired loans with and without a related allowance, the associated allowance for those impaired loans with a related allowance, and the total unpaid principal on impaired loans:

	As of and for the three and nine months ended September 30, 2014
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	QTD Average Recorded Investment	YTD Average Recorded Investment	QTD Interest Income Recognized while Impaired	YTD Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$2,028	$3,134	n/a	$2,032	$2,066	$1	$5
Commercial real estate	21,446	32,167	n/a	23,396	26,393	435	2,268
Construction and land	1,416	2,421	n/a	1,019	880	—	—
Residential	9,727	10,331	n/a	10,125	9,080	133	331
Home equity	50	50	n/a	50	50	1	2
Consumer and other	1,007	1,007	n/a	1,007	407	—	1
Subtotal	35,674	49,110	n/a	37,629	38,876	570	2,607
With an allowance recorded:
Commercial and industrial	1,019	1,104	$93	1,041	1,151	36	64
Commercial real estate	7,493	7,921	910	7,529	7,916	96	284
Construction and land	2,200	2,356	172	2,540	2,648	—	—
Residential	6,206	6,206	596	6,640	8,151	43	168
Home equity	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—
Subtotal	16,918	17,587	1,771	17,750	19,866	175	516
Total:
Commercial and industrial	3,047	4,238	93	3,073	3,217	37	69
Commercial real estate	28,939	40,088	910	30,925	34,309	531	2,552
Construction and land	3,616	4,777	172	3,559	3,528	—	—
Residential	15,933	16,537	596	16,765	17,231	176	499
Home equity	50	50	—	50	50	1	2
Consumer and other	1,007	1,007	—	1,007	407	—	1
Total	$52,592	$66,697	$1,771	$55,379	$58,742	$745	$3,123
___________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three and nine months ended September 30, 2013
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	QTD Average Recorded Investment	YTD Average Recorded Investment	QTD Interest Income Recognized while Impaired	YTD Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$2,068	$3,299	n/a	$2,558	$4,521	$62	$332
Commercial real estate	30,965	42,572	n/a	30,847	34,896	247	781
Construction and land	1,078	1,800	n/a	1,083	1,605	6	103
Residential	3,662	5,340	n/a	3,229	4,141	20	106
Home equity	89	89	n/a	89	141	3	4
Consumer and other	7	7	n/a	2	1	—	—
Subtotal	37,869	53,107	n/a	37,808	45,305	338	1,326
With an allowance recorded:
Commercial and industrial	2,558	2,644	$253	2,496	2,385	1	23
Commercial real estate	13,905	15,197	1,508	17,630	19,909	89	677
Construction and land	4,185	4,405	794	4,185	3,260	—	—
Residential	12,844	12,844	1,746	13,171	12,680	100	389
Home equity	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—
Subtotal	33,492	35,090	4,301	37,482	38,234	190	1,089
Total:
Commercial and industrial	4,626	5,943	253	5,054	6,906	63	355
Commercial real estate	44,870	57,769	1,508	48,477	54,805	336	1,458
Construction and land	5,263	6,205	794	5,268	4,865	6	103
Residential	16,506	18,184	1,746	16,400	16,821	120	495
Home equity	89	89	—	89	141	3	4
Consumer and other	7	7	—	2	1	—	—
Total	$71,361	$88,197	$4,301	$75,290	$83,539	$528	$2,415
___________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the year ended December 31, 2013
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$2,084	$3,222	n/a	$3,908	$332
Commercial real estate	31,917	42,493	n/a	33,861	1,265
Construction and land	1,072	1,798	n/a	1,472	109
Residential	5,536	7,818	n/a	4,139	134
Home equity	50	50	n/a	126	5
Consumer and other	7	7	n/a	2	—
Subtotal	40,666	55,388	n/a	43,508	1,845
With an allowance recorded:
Commercial and industrial	1,353	1,453	$100	2,228	63
Commercial real estate	8,692	9,166	730	17,904	810
Construction and land	2,758	2,982	236	3,415	—
Residential	10,598	10,598	912	12,608	484
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Subtotal	23,401	24,199	1,978	36,155	1,357
Total:
Commercial and industrial	3,437	4,675	100	6,136	395
Commercial real estate	40,609	51,659	730	51,765	2,075
Construction and land	3,830	4,780	236	4,887	109
Residential	16,134	18,416	912	16,747	618
Home equity	50	50	—	126	5
Consumer and other	7	7	—	2	—
Total	$64,067	$79,587	$1,978	$79,663	$3,202
___________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.
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
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. TDRs totaled $39.2 million and $54.5 million as of September 30, 2014 and December 31, 2013, respectively. Of the $39.2 million in TDRs as of September 30, 2014, $24.6 million were on accrual status. Of the $54.5 million in TDRs as of December 31, 2013, $28.4 million were on accrual status.

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
The following tables present the balance of TDRs that were restructured or defaulted during the periods indicated:

As of and for the three months ended September 30, 2014
	Restructured Current Quarter			TDRs that defaulted in the Current Quarter that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
(Dollars in thousands)
Commercial and industrial	—	$—	$—	—	$—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Residential	—	—	—	2	518
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	—	$—	$—	2	$518

As of and for the nine months ended September 30, 2014
	Restructured Year to Date			TDRs that defaulted Year to Date that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
(Dollars in thousands)
Commercial and industrial	—	$—	$—	—	$—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Residential (1)	3	287	296	4	663
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	3	$287	$296	4	$663
___________________

(1)	Represents the following concessions: temporary reduction of interest rate.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three months ended September 30, 2013
	Restructured Current Quarter			TDRs that defaulted in the Current Quarter that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
	(Dollars in thousands)
Commercial and industrial	—	$—	$—	1	$983
Commercial real estate (1)	2	2,198	2,198	2	1,517
Construction and land	—	—	—	—	—
Residential (2)	2	227	227	—	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	4	$2,425	$2,425	3	$2,500
___________________

(1)	Represents the following concessions: combination of concessions.

(2)	Represents the following concessions: temporary reduction of interest rate.

	As of and for the nine months ended September 30, 2013
	Restructured Current Year to Date			TDRs that defaulted in the Current Year to Date that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
	(Dollars in thousands)
Commercial and industrial (1)	3	$1,369	$1,369	1	$983
Commercial real estate (2)	7	11,361	11,361	5	5,072
Construction and land (3)	4	3,604	3,604	—	—
Residential (4)	10	934	934	1	1,116
Home equity (5)	1	40	40	—	—
Consumer and other	—	—	—	—	—
Total	25	$17,308	$17,308	7	$7,171
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

7.    Allowance for Loan Losses
The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $75.3 million and $76.4 million at September 30, 2014 and December 31, 2013, respectively.
The following tables present a summary of the changes in the allowance for loan losses for the periods indicated:

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Allowance for loan losses, beginning of period:
Commercial and industrial	$13,141	$11,883	$12,837	$11,825
Commercial real estate	44,086	48,744	44,979	52,497
Construction and land	4,580	4,923	4,465	5,016
Residential	9,569	11,625	10,732	10,892
Home equity	992	1,201	1,020	1,085
Consumer and other	257	412	322	540
Unallocated	1,922	2,012	2,016	2,202
Total allowance for loan losses, beginning of period	74,547	80,800	76,371	84,057
Provision/ (credit) for loan losses:
Commercial and industrial	607	(533)	37	(1,441)
Commercial real estate	647	(5,719)	(2,619)	(8,266)
Construction and land	(2,335)	(427)	(2,633)	(1,250)
Residential	(1,646)	549	(3,323)	2,687
Home equity	(44)	(9)	(87)	444
Consumer and other	154	18	(98)	(105)
Unallocated	17	121	(77)	(69)
Total provision/(credit) for loan losses	(2,600)	(6,000)	(8,800)	(8,000)
Loans charged-off:
Commercial and industrial	—	(41)	(334)	(68)
Commercial real estate	(900)	—	(1,400)	(2,339)
Construction and land	(200)	—	(200)	(100)
Residential	—	—	(88)	(1,405)
Home equity	—	—	—	(360)
Consumer and other	(15)	(9)	(37)	(14)
Total charge-offs	(1,115)	(50)	(2,059)	(4,286)
Recoveries on loans previously charged-off:
Commercial and industrial	249	91	1,457	1,084
Commercial real estate	484	1,958	3,357	3,091
Construction and land	2,168	378	2,581	1,208
Residential	1,550	—	2,152	—
Home equity	—	—	15	23
Consumer and other	—	—	209	—
Total recoveries	4,451	2,427	9,771	5,406

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Allowance for loan losses at end of period:
Commercial and industrial	13,997	11,400	13,997	11,400
Commercial real estate	44,317	44,983	44,317	44,983
Construction and land	4,213	4,874	4,213	4,874
Residential	9,473	12,174	9,473	12,174
Home equity	948	1,192	948	1,192
Consumer and other	396	421	396	421
Unallocated	1,939	2,133	1,939	2,133
Total allowance for loan losses at end of period	$75,283	$77,177	$75,283	$77,177
The following tables present the Company’s allowance for loan losses and loan portfolio at September 30, 2014 and December 31, 2013 by portfolio segment, disaggregated by method of impairment analysis. The Company had no loans acquired with deteriorated credit quality at September 30, 2014 or December 31, 2013.

	Commercial and industrial	Commercial real estate	Construction and land	Residential
	(In thousands)
Allowance for loan losses balance at September 30, 2014 attributable to:
Loans collectively evaluated	$13,904	$43,407	$4,041	$8,877
Loans individually evaluated	93	910	172	596
Total allowance for loan losses	$13,997	$44,317	$4,213	$9,473

Recorded investment (loan balance) at September 30, 2014:
Loans collectively evaluated	$927,781	$1,779,102	$126,929	$2,081,594
Loans individually evaluated	3,047	28,939	3,616	15,933
Total Loans	$930,828	$1,808,041	$130,545	$2,097,527

	Home equity	Consumer and other	Unallocated	Total
	(In thousands)
Allowance for loan losses balance at September 30, 2014 attributable to:
Loans collectively evaluated	$948	$396	$1,939	$73,512
Loans individually evaluated	—	—	—	1,771
Total allowance for loan losses	$948	$396	$1,939	$75,283

Recorded investment (loan balance) at September 30, 2014:
Loans collectively evaluated	$109,177	$136,316	$—	$5,160,899
Loans individually evaluated	50	1,007	—	52,592
Total Loans	$109,227	$137,323	$—	$5,213,491

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Commercial and industrial	Commercial real estate	Construction and land	Residential
	(In thousands)
Allowance for loan losses balance at December 31, 2013 attributable to:
Loans collectively evaluated	$12,737	$44,249	$4,229	$9,820
Loans individually evaluated	100	730	236	912
Total allowance for loan losses	$12,837	$44,979	$4,465	$10,732

Recorded investment (loan balance) at December 31, 2013:
Loans collectively evaluated	$862,616	$1,772,785	$150,087	$2,016,160
Loans individually evaluated	3,437	40,609	3,830	16,134
Total Loans	$866,053	$1,813,394	$153,917	$2,032,294

	Home equity	Consumer and other	Unallocated	Total
	(In thousands)
Allowance for loan losses balance at December 31, 2013 attributable to:
Loans collectively evaluated	$1,020	$322	$2,016	$74,393
Loans individually evaluated	—	—	—	1,978
Total allowance for loan losses	$1,020	$322	$2,016	$76,371

Recorded investment (loan balance) at December 31, 2013:
Loans collectively evaluated	$113,610	$133,134	$—	$5,048,392
Loans individually evaluated	50	7	—	64,067
Total Loans	$113,660	$133,141	$—	$5,112,459

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2014 and December 31, 2013:

	September 30, 2014				December 31, 2013
	Asset derivatives		Liability derivatives		Asset derivatives		Liability derivatives
	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$473	Other liabilities	$(3,194)	Other assets	$921	Other liabilities	$(4,012)
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	3,284	Other liabilities	(3,355)	Other assets	2,045	Other liabilities	(2,029)
Total		$3,757		$(6,549)		$2,966		$(6,041)
___________________

(1)	For additional details, see Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements-Note 5: Fair Value Measurements.”
The following tables present the effect of the Company’s derivative financial instruments in the consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013:

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)
	three months ended September 30,			three months ended September 30,
	2014	2013		2014	2013
(In thousands)
Interest rate products	$667	$(1,643)	Interest expense	$(869)	$(553)
Total	$667	$(1,643)		$(869)	$(553)

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)
	nine months ended September 30,			nine months ended September 30,
	2014	2013		2014	2013
(In thousands)
Interest rate products	$(1,847)	$(469)	Interest expense	$(2,217)	$(1,486)
Total	$(1,847)	$(469)		$(2,217)	$(1,486)

The following table presents the components of the Company’s accumulated other comprehensive income/ (loss) related to the derivatives for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Accumulated other comprehensive income/ (loss) on cash flow hedges, balance at beginning of period	$(2,458)	$(1,745)	$(1,763)	$(2,969)
Net change in unrealized gain/ (loss) on cash flow hedges	893	(648)	198	576
Accumulated other comprehensive income/ (loss) on cash flow hedges, balance at end of period	$(1,565)	$(2,393)	$(1,565)	$(2,393)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The Holding Company and the Bank have agreements with their derivative counterparties that contain provisions where, if the Holding Company or Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Holding Company or the Bank could also be declared in default on its derivative obligations. The Holding Company and the Bank were in compliance with these provisions as of September 30, 2014 and December 31, 2013.
The Holding Company and the Bank also have agreements with certain of their derivative counterparties that contain provisions where, if the Holding Company or Bank fails to maintain its status as a well- or adequately-capitalized institution, the counterparty could terminate the derivative positions and the Holding Company or the Bank would be required to settle its obligations under the agreements. The Holding Company and the Bank were in compliance with these provisions as of September 30, 2014 and December 31, 2013.
Certain of the Holding Company and the Bank’s agreements with their derivative counterparties contain provisions where, if specified events or conditions occur that materially change the Holding Company’s or the Bank’s creditworthiness in an adverse manner, the Holding Company or the Bank may be required to fully collateralize their obligations under the derivative instruments. The Holding Company and the Bank were in compliance with these provisions as of September 30, 2014 and December 31, 2013.
As of September 30, 2014 and December 31, 2013, the termination amounts related to collateral determinations of derivatives in a liability position was $6.4 million and $6.1 million, respectively. The Company has minimum collateral posting thresholds with its derivative counterparty and has posted collateral of $4.2 million and $7.3 million as of September 30, 2014 and December 31, 2013, respectively, against its obligation under this agreement.

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
The Company uses the “Hypothetical Derivative Method” described in ASC 815, Derivatives and Hedging (“ASC 815”), for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (“OCI”) (outside of earnings) and subsequently reclassified to earnings in interest and dividend income when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of operations as part of fees and other income. The Company had no hedge ineffectiveness recognized in earnings during the three and nine months ended September 30, 2014 and 2013. The Company also monitors the risk of counterparty default on an ongoing basis.
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

Non-designated Hedges
Derivatives not designated as hedges are not speculative and result from two different services the Bank provides to qualified commercial clients. The Bank offers certain derivative products directly to such clients. The Bank economically hedges derivative transactions executed with commercial clients by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of these programs are not designated in ASC 815-qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset through earnings. Fees earned in connection with the execution of derivatives related to this program are recognized in the consolidated statement of operations in other income. As of September 30, 2014 and December 31, 2013, the Bank had 18 and 12 interest rate swaps related to this program with an aggregate notional amount of $219.9 million and $150.8 million, respectively. As of September 30, 2014 and December 31, 2013, the Bank had no foreign currency exchange contracts outstanding related to this program.
The derivative asset and liability values above include an adjustment related to the consideration of credit risk required under ASC 820. The following table presents the effect of the Bank’s derivative financial instruments not designated as hedging instruments in the consolidated statement of operations for the three and nine months ended September 30, 2014 and 2013.

		Amount of gain or (loss), net, recognized in income on derivatives
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivative	Three months ended September 30,		Nine months ended September 30,
		2014	2013	2014	2013
		(In thousands)
Interest rate products	Other income/ (expense)	$19	$(5)	$(87)	$14
Foreign exchange contracts	Other income/ (expense)	—	3	—	8
Total		$19	$(2)	$(87)	$22

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

9.    Income Taxes
The following table presents the components of income tax expense for continuing operations, discontinued operations, noncontrolling interests and the Company:

	Nine months ended September 30,
	2014	2013
	(In thousands)
Income from continuing operations:
Income before income taxes	$81,880	$75,268
Income tax expense	26,464	25,455
Net income from continuing operations	$55,416	$49,813
Effective tax rate, continuing operations	32.3%	33.8%

Income from discontinued operations:
Income before income taxes	$8,625	$10,353
Income tax expense	3,975	4,529
Net income from discontinued operations	$4,650	$5,824
Effective tax rate, discontinued operations	46.1%	43.7%

Less: Income attributable to noncontrolling interests:
Income before income taxes	$3,428	$2,770
Income tax expense	—	—
Net income attributable to noncontrolling interests	$3,428	$2,770
Effective tax rate, noncontrolling interests	—%	—%

Income attributable to the Company
Income before income taxes	$87,077	$82,851
Income tax expense	30,439	29,984
Net income attributable to the Company	$56,638	$52,867
Effective tax rate attributable to the Company	35.0%	36.2%
The effective tax rate for continuing operations for the nine months ended September 30, 2014 of 32.3%, with related tax expense of $26.5 million, was calculated based on a projected 2014 annual effective tax rate. The effective tax rate was less than the statutory rate of 35% due primarily to earnings from tax-exempt investments, income tax credits, and income attributable to noncontrolling interests. These items were partially offset by state and local income taxes.
The effective tax rate for continuing operations for the nine months ended September 30, 2013 of 33.8%, with related tax expense of $25.5 million, was calculated based on a projected 2013 annual effective tax rate. The effective tax rate was less than the statutory rate of 35% due primarily to earnings from tax-exempt investments, income tax credits, and income attributable to noncontrolling interests. These items were partially offset by state and local income taxes and an increase in unrecognized tax benefits.
The effective tax rate for continuing operations for the nine months ended September 30, 2014 is lower than the effective tax rate for the same period in 2013 due primarily to an increase in unrecognized tax benefits in 2013 as compared to 2014. The Company’s net amount of unrecognized tax benefits which, if recognized, would affect the effective tax rate increased by $1.0 million during the nine months ended September 30, 2013. This increase related primarily to a change in the interpretation of tax law with respect to certain tax positions taken on previously filed tax returns and was subsequently released due to settlements with taxing authorities during the quarter ended December 31, 2013. The Company’s gross and net amount of unrecognized tax benefits as of September 30, 2014 has not significantly changed since December 31, 2013.

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

10.    Noncontrolling Interests
At the Company, noncontrolling interests typically consist of equity owned by management of the Company’s respective majority-owned affiliates. Net income attributable to noncontrolling interests in the consolidated statements of operations represents the net income allocated to the noncontrolling interest owners of the affiliates. Net income allocated to the noncontrolling interest owners was $1.2 million and $0.9 million for the three months ended September 30, 2014 and 2013, respectively, and $3.4 million and $2.8 million for the nine months ended September 30, 2014 and 2013, respectively.
On the consolidated balance sheets, noncontrolling interests are included as the sum of the capital and undistributed profits allocated to the noncontrolling interest owners. Typically, this balance is included in a company’s permanent shareholders’ equity in the consolidated balance sheets. When the noncontrolling interest owners’ rights include certain redemption features, as described in ASC 480, Distinguishing Liabilities from Equity, such redeemable noncontrolling interests are classified as mezzanine equity and are not included in permanent shareholders’ equity. Due to the redemption features of the noncontrolling interests, the Company had redeemable noncontrolling interests held in mezzanine equity in the accompanying consolidated balance sheets of $21.4 million and $19.5 million at September 30, 2014 and December 31, 2013, respectively. The aggregate amount of such redeemable noncontrolling equity interests are recorded at the estimated maximum redemption values. In addition, the Company had $0.3 million and $0.2 million in noncontrolling interests included in permanent shareholder’s equity at September 30, 2014 and December 31, 2013, respectively.
Each non-wholly owned affiliate operating agreement provides the Company and/or the noncontrolling interests with contingent call or put redemption features used for the orderly transfer of noncontrolling equity interests between the affiliate noncontrolling interest owners and the Company at either a contractually predetermined fair value; multiple of earnings before interest, taxes, depreciation, and amortization (EBITDA); or fair value. The Company may liquidate these noncontrolling interests in cash, shares of the Company’s common stock, or other forms of consideration dependent on the operating agreement. These agreements are discussed in Part II. Item 8. “Financial Statements and Supplementary Data – Note 14: Noncontrolling Interests” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the contractually determined maximum redemption values to repurchase the noncontrolling interests by affiliate at the periods indicated:

	September 30, 2014	December 31, 2013
	(In thousands)
Anchor	$12,338	$11,533
BOS	6,033	5,337
DGHM	3,289	2,769
Total	$21,660	$19,639
Redeemable noncontrolling interests	$21,397	$19,468
Noncontrolling interests	$263	$171
The following table presents an analysis of the Company’s redeemable noncontrolling interests for the periods indicated:

	Nine months ended September 30,
	2014	2013
	(In thousands)
Redeemable noncontrolling interests at beginning of year	$19,468	$19,287
Net income attributable to noncontrolling interests	3,428	2,770
Distributions	(3,272)	(2,341)
Adjustments to fair value	1,773	(2,492)
Redeemable noncontrolling interests at end of period	$21,397	$17,224

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

11.    Accumulated Other Comprehensive Income
The following table presents a summary of the amounts reclassified from accumulated other comprehensive income/ (loss) for the three and nine months ended September 30, 2014 and 2013:

Description of component of accumulated other comprehensive income/ (loss)	Three months ended September 30,		Nine months ended September 30,		Affected line item in Statement of Operations
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Adjustment for realized gains on securities available for sale, net:
Pre-tax	$7	$7	$8	$35	Gain on sale of investments, net
Tax expense/ (benefit)	3	3	3	15	Income tax expense
Net	$4	$4	$5	$20	Net income attributable to the Company
Net realized gain/ (loss) on cash flow hedges:
Hedge related to junior subordinated debentures:
Pre-tax	$(486)	$(479)	$(1,440)	$(1,411)	Interest expense on junior subordinated debentures
Tax expense/ (benefit)	(209)	(206)	(616)	(598)	Income tax expense
Net	$(277)	$(273)	$(824)	$(813)	Net income attributable to the Company
Hedge related to deposits:
Pre-tax	$(383)	$(75)	$(777)	$(75)	Interest expense on deposits
Tax expense/ (benefit)	(157)	(32)	(321)	(32)	Income tax expense
Net	$(226)	$(43)	$(456)	$(43)	Net income attributable to the Company
Total reclassifications for the period, net of tax	$(499)	$(312)	$(1,275)	$(836)

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents a summary of the restructuring activity for the three and nine months ended September 30, 2014 and 2013:

	Severance Charges	Contract Termination Fees	Professional Expenses	Total
	(In thousands)
Accrued charges at December 31, 2013	$33	$—	$—	$33
Costs incurred	—	—	—	—
Costs paid	(33)	—	—	(33)
Accrued charges at March 31, 2014	—	—	—	—
Costs incurred	—	—	—	—
Costs paid	—	—	—	—
Accrued charges at June 30, 2014	—	—	—	—
Costs incurred	—	—	—	—
Costs paid	—	—	—	—
Accrued charges at September 30, 2014	$—	$—	$—	$—

Accrued charges at December 31, 2012	$3,517	$98	$8	$3,623
Costs incurred	—	—	—	—
Costs paid	(736)	—	(8)	(744)
Accrued charges at March 31, 2013	2,781	98	—	2,879
Costs incurred	—	—	—	—
Costs paid	(976)	—	—	(976)
Accrued charges at June 30, 2013	1,805	98	—	1,903
Costs incurred	—	—	—	—
Costs paid	(1,006)	—	—	(1,006)
Accrued charges at September 30, 2013	$799	$98	$—	$897

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
In January 2014, the FASB issued ASU 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments to this update apply to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow-through entities for tax purposes that meet the conditions for and that elect to use the proportional amortization method to account for investments in qualified affordable housing projects. The amendments to this update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the consolidated statement of operations as a component of income tax expense (benefit) and should be applied retrospectively to all periods presented. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 and interim periods within annual periods beginning after December 15, 2015. Early adoption is permitted. The Company elected to early adopt this ASU effective January 1, 2014 and adopted the proportional amortization method discussed above. The effect of this retrospective change of accounting policy was not material. Reclassifications as a result of this adoption on

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

the Company’s consolidated financial statements are discussed in Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 1: Basis of Presentation and Summary of Significant Accounting Policies.”
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
As of and for the three and nine months ended September 30, 2014
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

Executive Summary
The Company offers a wide range of wealth management services to high net worth individuals, families, businesses and select institutions through its three reportable segments: Private Banking, Investment Management, and Wealth Advisory. This Executive Summary provides an overview of the most significant aspects of our operating segments and the Company’s operations in the third quarter of 2014. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

	Three months ended September 30,
	2014	2013	$ Change	% Change
	(In thousands, except per share data)
Total revenues	$78,552	$72,553	$5,999	8%
Provision/ (credit) for loan losses	(2,600)	(6,000)	3,400	(57)%
Total operating expense	53,999	51,953	2,046	4%
Net income from continuing operations	18,160	17,886	274	2%
Net income attributable to noncontrolling interests	1,167	871	296	34%
Net income attributable to the Company	18,265	18,336	(71)	—%
Diluted earnings per share:
From continuing operations	$0.20	$0.20	$—	—%
From discontinued operations	$0.02	$0.02	$—	—%
Total attributable to common shareholders	$0.22	$0.22	$—	—%
Net income attributable to the Company was $18.3 million for the three months ended September 30, 2014 and 2013. The Company recognized diluted earnings per share of $0.22 for the three months ended September 30, 2014 and 2013.
Key items that affected the Company’s results in the third quarter of 2014 compared to the same period of 2013 include:

▪
The Company recorded a $2.6 million credit to the provision for loan losses for the three months ended September 30, 2014, compared to a credit to the provision for loan losses of $6.0 million for the same period of 2013. The credit to the provision for the three months ended September 30, 2014 was primarily due to net recoveries and a decrease in criticized loans, partially offset by provision for loan growth.

▪
Fees and other income increased 12% to $33.8 million for the three months ended September 30, 2014, compared to $30.3 million for the same period of 2013. This increase was driven by fee-based revenue consisting of a 15% increase in wealth advisory fees, a 14% increase in investment management fees, and an 11% increase in private banking wealth management and trust fees. Total fees and other income represents 43% of total revenue for the three months ended September 30, 2014, compared to 42% of total revenue for the same period of 2013.

▪
Operating expenses increased $2.0 million, or 4%, to $54.0 million for the three months ended September 30, 2014, compared to $52.0 million for the same period of 2013. The increase is primarily related to an increase in compensation expense, partially offset by a decrease in professional fees.

The Company’s Private Banking segment reported net income attributable to the Company of $17.0 million in the third quarter of 2014, compared to net income attributable to the Company of $16.8 million for the same period of 2013. The $0.2 million, or 1%, increase was a result of a 5% increase in revenue and decreased operating expenses, partially offset by the decreased credit to the provision for loan losses for the three months ended September 30, 2014. Private Banking AUM increased $0.4 billion, or 10%, to $4.7 billion at September 30, 2014 from $4.3 billion at September 30, 2013, primarily due to investment performance and also to positive net flows.
The Company’s Investment Management segment reported net income attributable to the Company of $1.5 million in the third quarter of 2014, compared to net income attributable to the Company of $1.0 million for the same period of 2013. The $0.5 million, or 46%, increase was due to increased investment management fees, partially offset by increased operating expenses, primarily due to increased professional services expense. Most fee-based revenue is determined based on beginning-

of-period AUM data. Investment Management AUM increased $0.7 billion, or 7%, to $10.4 billion at September 30, 2014 from $9.7 billion at September 30, 2013, primarily due to investment performance, partially offset by net outflows.
The Company’s Wealth Advisory segment reported net income attributable to the Company of $1.8 million in the third quarter of 2014, compared to net income attributable to the Company of $1.7 million for the same period of 2013. The $0.2 million, or 11%, increase was due to increased wealth advisory fee revenue, partially offset by increased operating expenses, primarily due to increased salaries and employee benefits and increased professional services expenses. Wealth Advisory AUM increased $0.9 billion, or 10%, to $9.7 billion at September 30, 2014 from $8.8 billion at September 30, 2013, primarily due to investment performance and positive net flows.

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

Financial Condition

Condensed Consolidated Balance Sheets and Discussion

	September 30, 2014	December 31, 2013	Increase/ (decrease)	% Change
	(In thousands)
Assets:
Total cash and investments	$1,198,551	$1,034,236	$164,315	16%
Loans held for sale	4,943	6,123	(1,180)	(19)%
Total loans	5,213,491	5,112,459	101,032	2%
Less: Allowance for loan losses	75,283	76,371	(1,088)	(1)%
Net loans	5,138,208	5,036,088	102,120	2%
Goodwill and intangible assets	127,655	130,784	(3,129)	(2)%
Other assets	219,728	229,878	(10,150)	(4)%
Total assets	$6,689,085	$6,437,109	$251,976	4%
Liabilities and Equity:
Deposits	$5,334,881	$5,110,370	$224,511	4%
Total borrowings	551,152	575,970	(24,818)	(4)%
Other liabilities	106,024	97,613	8,411	9%
Total liabilities	5,992,057	5,783,953	208,104	4%
Redeemable Noncontrolling Interests	21,397	19,468	1,929	10%
Total shareholders’ equity	675,631	633,688	41,943	7%
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$6,689,085	$6,437,109	$251,976	4%
Total Assets. Total assets increased $252.0 million, or 4%, to $6.7 billion at September 30, 2014 from $6.4 billion at December 31, 2013. This increase was due primarily to increases in cash and investments and total loans.
Cash and Investments. Total cash and investments (consisting of cash and cash equivalents, investment securities, and stock in the FHLBs) increased $164.3 million, or 16%, to $1.2 billion, or 18% of total assets at September 30, 2014 from $1.03 billion, or 16% of total assets at December 31, 2013. The increase was due to the $117.0 million, or 61%, increase in cash and cash equivalents, the $32.9 million, or 5%, increase in available for sale investment securities, and the $20.5 million, or 18%, increase in investments held to maturity. The change in cash and cash equivalents is the net result of short-term fluctuations in liquidity due to changes in levels of deposits, borrowings and loans outstanding.

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
Investment maturities, redemptions, principal payments, and sales of the Company’s securities provided $173.3 million of cash proceeds during the nine months ended September 30, 2014. The timing of sales and reinvestments is based on various factors, including management’s evaluation of interest rate trends, the credit risk of municipal securities and the Company’s liquidity. The Company’s available for sale investment portfolio carried a total of $6.0 million of unrealized gains and $4.6 million of unrealized losses at September 30, 2014, compared to $4.5 million of unrealized gains and $7.6 million of unrealized losses at December 31, 2013.
No impairment losses were recognized through earnings related to investment securities during the nine months ended September 30, 2014 and 2013. The total amount of unrealized losses was not significant and was primarily due to movements in interest rates since the securities were purchased. At September 30, 2014, the Company had no intent to sell any securities in an unrealized loss position at that date and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized losses.
See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 4: Investments” for further details of the Company’s investment securities.
Loans held for sale. Loans held for sale decreased $1.2 million, or 19%, to $4.9 million at September 30, 2014 from $6.1 million at December 31, 2013. The balance of loans held for sale is usually related to the timing and volume of residential loans originated for sale and the ultimate sale transaction, which is typically executed within a short time following the loan origination. As a result of lower activity this year for residential loan refinancing, the balance of loans awaiting sale has been reduced.
Additionally, during the second quarter of 2014, the Company sold $57.0 million of commercial loans from the loan portfolio for a gain on sale of $1.6 million. The portfolio loans sold were either originated in or collateralized by property in Southern California and the San Francisco Bay regions.
Goodwill and intangible assets, net. Goodwill and intangible assets decreased $3.1 million, or 2%, to $127.7 million at September 30, 2014 from $130.8 million at December 31, 2013. The decrease is due to amortization of intangible assets. The Company tests goodwill for impairment on an annual basis in the fourth quarter, and between annual dates if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value, in accordance with ASC 350, Intangibles-Goodwill and Other. Management concluded at September 30, 2014 that there were no triggering events during the nine months then ended. AUM is a significant factor in the assessment of goodwill impairment at the non-banking affiliates. Should net outflows continue or accelerate, and/or the market experiences a significant decline in value, the risk of goodwill impairment at an investment management affiliate would increase.
Other. Other assets, consisting of OREO, premises and equipment, fees receivable, accrued interest receivable, deferred income taxes, net, and other assets, decreased $10.2 million, or 4%, to $219.7 million at September 30, 2014 from $229.9 million at December 31, 2013. Decreases in deferred income taxes, net, and other assets were offset by increases in OREO, and premises and equipment, net.
OREO increased $0.3 million, or 38%, to $1.1 million at September 30, 2014 from $0.8 million at December 31, 2013. One property transferred into OREO during the first quarter of 2014, and one property with a carrying value of zero was sold during the first quarter of 2014. During the third quarter of 2014, one property was transferred into OREO, and one property with a carrying value of zero was sold.
Deferred income taxes, net decreased $6.9 million, or 13%, to $48.4 million at September 30, 2014 from $55.4 million at December 31, 2013. The decrease is primarily due to current year deferred tax expense and the current year tax effect of other comprehensive income. At September 30, 2014, no valuation allowance on the net deferred tax asset was required, other than for capital losses, based upon the ability to generate future taxable income as well as the availability of current and historical taxable income.
Other assets, which consist primarily of Bank-Owned Life Insurance (“BOLI”), prepaid expenses, investment in partnerships, the fair value of interest rate derivatives, and other receivables, decreased $3.8 million, or 3%, to $114.3 million at September 30, 2014 from $118.0 million at December 31, 2013. The decrease is primarily due to a decrease in accounts receivable and income tax receivables, partially offset by an increase in prepaid expenses and the fair value of interest rate derivatives.
Deposits. Total deposits increased $224.5 million, or 4%, to $5.3 billion, at September 30, 2014 from $5.1 billion at December 31, 2013. Deposit balances increased during the first nine months of 2014 due to higher demand deposits, money market, savings and NOW balances, partially offset by lower time deposits. Deposit levels can fluctuate from quarter to quarter as a result of large short-term transactions by commercial clients. Seasonality can also affect the deposit balances.
The following table presents the composition of the Company’s deposits at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Balance	as a % of total	Balance	as a % of total
	(In thousands)
Demand deposits (noninterest-bearing)	$1,474,730	28%	$1,327,752	26%
NOW (1)	484,057	9%	473,993	9%
Savings	73,600	1%	63,807	1%
Money market (1)	2,705,299	51%	2,625,830	51%
Certificates of deposit under $100,000 (1)	179,142	3%	190,099	4%
Certificates of deposit of $100,000 or greater	418,053	8%	428,889	9%
Total deposits	$5,334,881	100%	$5,110,370	100%
____________

(1)	Includes brokered deposits.
Borrowings. Total borrowings, which consist of securities sold under agreements to repurchase, federal funds purchased, if any, FHLB borrowings, and junior subordinated debentures, decreased $24.8 million, or 4%, to $551.2 million at September 30, 2014 from $576.0 million at December 31, 2013. From time to time, the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position; however, none were outstanding at September 30, 2014 or December 31, 2013. FHLB borrowings increased $4.1 million, or 1%, to $371.4 million at September 30, 2014 from $367.3 million at December 31, 2013. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth and to manage interest rate risk, but can also be used as an additional source of liquidity for the Bank. Repurchase agreements decreased $28.9 million, or 28%, to $73.4 million at September 30, 2014 from $102.4 million at December 31, 2013. Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature.
Other. Other liabilities, which consist primarily of accrued interest, accrued bonus, the fair value of interest rate derivatives, and other accrued expenses, increased $8.4 million, or 9%, to $106.0 million at September 30, 2014 from $97.6 million at December 31, 2013. The increase is primarily due to accrued compensation and bonuses and income taxes payable, partially offset by a decrease in accrued interest payable.

Loan Portfolio and Credit Quality
Loans. Total portfolio loans increased to $5.2 billion, or 78%, of total assets as of September 30, 2014, compared to $5.1 billion, or 79%, of total assets as of December 31, 2013. Increases in residential loans of $65.2 million, or 3%, and commercial and industrial loans of $64.8 million, or 7%, were partially offset by decreases in construction and land loans of $23.4 million, or 15%, commercial real estate loans of $5.4 million and home equity and other consumer loans of $0.3 million.The decrease in commercial real estate loans includes the impact of the sale of $57.0 million of these loans during the second quarter of 2014.

Geographic concentration. The following table presents the Bank’s outstanding loan balance concentrations as of September 30, 2014 based on the location of the lender’s regional office.

	Commercial and Industrial		Commercial Real Estate		Construction and Land		Residential		Home Equity and Other Consumer
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
New England	$758,728	82%	$712,464	39%	$82,492	63%	$1,273,544	61%	$200,591	81%
San Francisco Bay	124,993	13%	628,149	35%	35,668	27%	456,355	22%	36,798	15%
Southern California	47,107	5%	467,428	26%	12,385	10%	367,628	17%	9,161	4%
Total	$930,828	100%	$1,808,041	100%	$130,545	100%	$2,097,527	100%	$246,550	100%
Allowance for loan losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and totaled $75.3 million and $76.4 million as of September 30, 2014 and December 31, 2013, respectively.
The allowance for loan losses as of September 30, 2014 decreased $1.1 million, or 1% from December 31, 2013 due to a provision credit of $8.8 million, partially offset by net recoveries of $7.7 million. The allowance for loan losses as a percentage of total loans decreased 5 basis points to 1.44% as of September 30, 2014 from 1.49% as of December 31, 2013. The decrease in the overall allowance for loan losses, as well as the decline in the ratio of allowance for loan losses to total loans, was primarily the result of improving loan quality and the mix of loans in the portfolio. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 7: Allowance for Loan Losses” for an analysis of the Company’s allowance for loan losses.
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
The following table presents a summary of loans charged-off, net of recoveries, by geography for the three and nine months ended September 30, 2014 and 2013. The geography assigned to the data is based on the location of the lender’s regional office.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Net loans (charged-off)/ recoveries:
New England	$912	$22	$830	$(2,078)
San Francisco Bay	465	2,111	3,064	778
Southern California	1,959	244	3,818	2,420
Total net loans (charged-off)/ recoveries	$3,336	$2,377	$7,712	$1,120
Net recoveries of $3.3 million were recorded in the third quarter of 2014, compared to $2.4 million of net recoveries for the same period of 2013. Despite the current year net recoveries on previously charged-off commercial loans (which include construction and land loans, commercial real estate, and commercial and industrial loans), the Company believes that commercial loans represent the greatest risk of loss due to the size and nature of these loans and the related collateral. Local economic and business conditions in the markets where our offices are located have a significant impact on our commercial loan customers and their ability to service their loans. Of the $7.7 million in net recoveries recorded in the first nine months of 2014, $1.1 million were on commercial and industrial loans, $1.9 million were on commercial real estate loans, $2.4 million were on construction and land loans, $2.1 million were on residential loans, and $0.2 million were on home equity and consumer loans.

Nonperforming assets. The Company’s nonperforming assets include nonaccrual loans and OREO. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of deeds in lieu of foreclosure. In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Such troubled debt restructured loans (“TDRs”)are generally included in impaired loans. Nonperforming assets decreased $10.9 million, or 24%, to $34.6 million, or 0.52% of total assets, as of September 30, 2014, from $45.5 million, or 0.71% of total assets, as of December 31, 2013.
The following table presents a rollforward of nonaccrual loans for the three and nine months ended September 30, 2014 and 2013:

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Nonaccrual loans, beginning of period	$41,620	$52,289	$44,762	$60,745
Transfers in to nonaccrual status	1,970	9,672	14,878	37,538
Transfers out to OREO	(152)	—	(297)	(105)
Transfers out to accrual status	(2,191)	(3,245)	(6,832)	(9,504)
Charge-offs	(1,115)	(50)	(2,048)	(4,188)
Paid off/ paid down	(6,591)	(7,874)	(16,922)	(33,694)
Nonaccrual loans, end of period	$33,541	$50,792	$33,541	$50,792
The following table presents a summary of credit quality by geography, based on the location of the regional office:

	September 30, 2014	December 31, 2013
	(In thousands)
Nonaccrual loans:
New England	$16,205	$24,838
San Francisco Bay	15,133	14,016
Southern California	2,203	5,908
Total nonaccrual loans	$33,541	$44,762
Loans 30-89 days past due and accruing (1):
New England	$1,825	$5,029
San Francisco Bay	653	3,029
Southern California	1,145	5,684
Total loans 30-89 days past due	$3,623	$13,742
Accruing substandard loans:
New England	$13,589	$13,304
San Francisco Bay	24,267	25,171
Southern California	5,331	3,540
Total accruing substandard loans	$43,187	$42,015
_____________________

(1)
In addition to loans 30-89 days past due and accruing, the Company had two loans totaling $0.5 million that were more than 90 days past due but still on accrual status as of September 30, 2014 and two loans totaling $0.1 million as of December 31, 2013. These loans originated in the New England region.

Of the $33.5 million of loans on nonaccrual status as of September 30, 2014, $16.2 million, or 48%, had a current payment status, $0.9 million, or 3%, were 30-89 days past due, and $16.4 million, or 49%, were 90 days or more past due. Of the $44.8 million of nonaccrual loans as of December 31, 2013, $19.0 million, or 42%, had a current payment status, $2.7 million, or 6%, were 30-89 days past due, and $23.1 million, or 52%, were 90 days or more past due. In these situations, despite the loan’s current payment status, if the Bank has reason to believe it may not collect all principal and interest on the loan in accordance with the related contractual terms, the Bank will generally discontinue the accrual of interest income and will generally apply any interest payments received to principal. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 6: Loan Portfolio and Credit Quality” for additional detail on the payment status of nonaccrual loans.
The following table presents a summary of credit quality by loan type. The loan type assigned to the credit quality data is based on the purpose of the loan.

	September 30, 2014	December 31, 2013
	(In thousands)
Nonaccrual loans:
Commercial and industrial	$2,156	$3,484
Commercial real estate	16,820	23,967
Construction and land	3,617	3,489
Residential	8,539	12,777
Home equity and other consumer	2,409	1,045
Total nonaccrual loans	$33,541	$44,762
Loans 30-89 days past due and accruing (1):
Commercial and industrial	$932	$1,529
Commercial real estate	1,437	775
Construction and land	—	1,652
Residential	1,232	8,407
Home equity and other consumer	22	1,379
Total loans 30-89 days past due	$3,623	$13,742
Accruing substandard loans:
Commercial and industrial	$11,402	$8,177
Commercial real estate	18,997	19,857
Construction and land	—	589
Residential	10,278	12,810
Home equity and other consumer	2,510	582
Total accruing substandard loans	$43,187	$42,015
_____________________

(1)
In addition to loans 30-89 days past due and accruing, the Company had one commercial and industrial loan totaling $0.4 million and one commercial real estate loan totaling $0.1 million that were more than 90 days past due but still on accrual status as of September 30, 2014 and two construction and land loans totaling $0.1 million that were more than 90 days past due but still on accrual status as of December 31, 2013.

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
Delinquencies. As of September 30, 2014, accruing loans with an aggregate balance of $3.6 million, or 0.07% of total loans, were 30-89 days past due, a decrease of $10.1 million, or 74%, compared to $13.7 million, or 0.27%, of total loans, as of December 31, 2013. Loan delinquencies can be attributed to many factors, such as continuing weakness in, or deteriorating, economic conditions in the region the collateral is located, the loss of a tenant or lower lease rates for commercial borrowers, or the loss of income for consumers and the resulting liquidity impacts on the borrowers. Further deterioration in the credit condition of these delinquent loans could lead to the loans going to nonaccrual status and/or being downgraded. Downgrades would generally result in additional provision for loan losses. If the loan is put on nonaccrual status, the loan would be considered impaired and an impairment analysis would be performed to determine the amount of impairment, if any.

Based on the impairment analysis, the provision could be higher or lower than the amount of provision associated with a loan prior to its classification as impaired. Past due loans may be included with accruing substandard loans.
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest in accordance with the contractual terms of the loan agreement is in doubt. When management determines that it is probable that the Bank will not collect all principal or interest on a loan in accordance with the original loan terms, the loan is designated as impaired. Certain impaired loans may continue to accrue interest based on factors such as the restructuring terms, if any, the historical payment performance, the value of collateral, and the financial condition of the borrower. Impaired loans totaled $52.6 million as of September 30, 2014, a decrease of $11.5 million, or 18%, compared to $64.1 million as of December 31, 2013. As of September 30, 2014, $16.9 million of the impaired loans had $1.8 million in specific reserve allocations. The remaining $35.7 million of impaired loans did not have specific reserve allocations due to the adequacy of collateral, prior charge-offs taken, interest collected and applied to principal, or a combination of these items. As of December 31, 2013, $23.4 million of impaired loans had $2.0 million in specific reserve allocations, and the remaining $40.7 million of impaired loans did not have specific reserve allocations.
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
In certain instances, although very infrequent, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were $0.5 million of loans past due 90 days or more and still accruing interest as of September 30, 2014 and $0.1 million as of December 31, 2013.
The Bank’s general policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six consecutive months). For TDRs, a return to accrual status generally requires timely payments for a period of six months in accordance with restructured terms, along with meeting other criteria.
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. TDRs totaled $39.2 million and $54.5 million as of September 30, 2014 and December 31, 2013, respectively. Of the $39.2 million in TDRs as of September 30, 2014, $24.6 million were on accrual status. Of the $54.5 million in TDRs as of December 31, 2013, $28.4 million were on accrual status.
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

The Bank has identified approximately $43.2 million in potential problem loans as of September 30, 2014, a increase of $1.2 million, or 3%, compared to $42.0 million as of December 31, 2013. This increase was primarily due to potential problem commercial and industrial loans which increased $3.2 million, or 39%, to $11.4 million as of September 30, 2014 from $8.2 million as of December 31, 2013, partially offset by a decrease in potential problem residential loans of $2.5 million, or 20%, to $10.3 million as of September 30, 2014 from $12.8 million as of December 31, 2013. Numerous factors impact the level of potential problem loans including economic conditions and real estate values. These factors affect the borrower’s liquidity and, in some cases, the borrower’s ability to comply with loan covenants such as debt service coverage. When there is a loss of a major tenant in a commercial real estate building, the appraised value of the building generally declines. Loans may be downgraded when this occurs as a result of the additional risk to the borrower in obtaining a new tenant in a timely manner and negotiating a lease with similar or better terms than the previous tenant. In many cases, these loans are still current and paying as agreed, although future performance may be impacted.
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
At September 30, 2014, the Company’s cash and cash equivalents amounted to $308.9 million. The Holding Company’s cash and cash equivalents amounted to $42.0 million at September 30, 2014. Management believes that the Company and the Holding Company have adequate liquidity to meet their commitments for the foreseeable future.
Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At September 30, 2014, consolidated cash and cash equivalents and securities available for sale, less securities pledged against current borrowings and derivatives, amounted to $919.2 million, or 14% of total assets, compared to $771.9 million, or 12% of total assets at December 31, 2013. Future loan growth may depend upon the Company’s ability to grow its core deposit levels. In addition, the Company has access to available borrowings through the FHLB totaling $1.1 billion as of September 30, 2014 compared to $836.5 million at December 31, 2013. Combined, this liquidity totals $2.0 billion, or 31% of assets and 38% of total deposits, as of September 30, 2014 compared to $1.6 billion, or 25% of assets and 31% of total deposits, as of December 31, 2013.
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
Holding Company Liquidity. The Company and some of the Company’s majority-owned affiliates hold put and call options that would require the Company to purchase (and the majority-owned affiliates to sell) the remaining noncontrolling interests in these companies at the then fair value generally as determined by the respective agreements. At September 30, 2014, the estimated maximum redemption value for these affiliates related to outstanding put options was $21.4 million, all of which could be redeemed within the next 12 months, under certain circumstances, and is classified on the consolidated balance sheets as redeemable noncontrolling interests. These put and call options are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data - Note 14: Noncontrolling Interests” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The Holding Company’s primary sources of funds are dividends from its affiliates and access to the capital and debt markets. The Holding Company recognized $4.7 million in net income from discontinued operations during the nine months ended September 30, 2014 related to a revenue sharing agreement with Westfield Capital Management Company, LLC (“Westfield”). Other than the revenue sharing agreement with Westfield, divestitures are not ongoing sources of funds for the Holding Company. Dividends from the Bank are limited by various regulatory requirements relating to capital adequacy and retained earnings. See Part II. Item 5. “Market for Registrant’s Common Equity, Related Stockholders Matters, and Issuers Purchases of Equity Securities” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for further details.
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
The Company is required to pay interest quarterly on its junior subordinated debentures. Since 2010, the Company has been a party to an interest rate swap to hedge a portion of the cash flow associated with a junior subordinated debenture which converted from a fixed rate to a floating rate on December 30, 2010. The estimated cash outlay for the remaining three months of 2014 for the interest payments, including the effect of the cash flow hedge, is approximately $1.0 million based on the debt outstanding as of the date of this filing and estimated LIBOR.
The Company is required to pay cash dividends quarterly on its Series D preferred stock, issued in April 2013, at 6.95% per annum. The estimated cash outlay for the remaining three months of 2014 for the Series D preferred stock dividend payments is approximately $0.9 million.
The Company presently plans to pay cash dividends on its common stock on a quarterly basis; however, the declaration of dividends by the board of directors of the Company will depend on consideration of, among other things, profitability, Holding Company liquidity, the Company’s capital levels, recent financial trends and internal forecasts, regulatory limitations, alternative uses of capital deployment, general economic conditions, and regulatory changes to capital requirements. In January 2014, the Company increased its quarterly dividend from $0.07 per share to $0.08 per share. Based on the current dividend rate and estimated shares outstanding, the Company estimates the amount to be paid out in the remaining three months of 2014 for dividends to common shareholders will be approximately $6.4 million.
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
From time to time, the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. At September 30, 2014, the Bank had federal fund lines of credit totaling $196.0 million with correspondent institutions to provide immediate access to overnight borrowings. At September 30, 2014 and December 31, 2013, the Bank had no outstanding borrowings under these federal fund lines and $196.0 million in unused federal fund lines of credit.
If the Bank was no longer able to utilize the FHLB for borrowing, collateral currently used for FHLB borrowings could be transferred to other facilities such as the Federal Reserve’s discount window. In addition, the Bank could increase its usage of brokered deposits. Other borrowing arrangements may have higher rates than the FHLB would typically charge.

Capital Resources
Total shareholders’ equity at September 30, 2014 was $675.6 million, compared to $633.7 million at December 31, 2013, an increase of $41.9 million, or 7%. The increase in shareholders’ equity was primarily the result of net income, partially offset by dividends paid.
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
To be categorized as “well capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the regulatory capital and capital ratios table, below. In addition, the Company and the Bank cannot be subject to any written agreement, order or capital directive or prompt corrective action to be considered “well capitalized.” Both the Company and the Bank maintain capital at levels that would be considered “well capitalized” as of September 30, 2014 under the applicable regulations.

The following table presents the Company’s and the Bank’s amount of regulatory capital and related ratios as of September 30, 2014 and December 31, 2013. Also presented are the capital guidelines established by the Federal Reserve, which pertain to the Company, and by the FDIC, which pertain to the Bank. To be categorized as “adequately capitalized” or “well capitalized,” the Company and the Bank must be in compliance with these ratios as long as the Company and/or the Bank are not subject to any written agreement, order, capital directive, or prompt corrective action directive. The Federal Reserve, the FDIC, and the Massachusetts Commissioner of Banks may impose higher capital ratios than those listed below based on the results of regulatory exams.

	Actual		For capital adequacy purposes (at least)		To be well capitalized under prompt corrective action provisions (at least)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of September 30, 2014
Total risk-based capital
Company	$734,659	15.45%	$380,353	8.00%	$475,442	10.00%
Boston Private Bank	663,654	14.05	377,855	8.00	472,318	10.00
Tier I risk-based capital
Company	674,909	14.20	190,177	4.00	285,265	6.00
Boston Private Bank	604,388	12.80	188,927	4.00	283,391	6.00
Tier I leverage capital
Company	674,909	10.31	261,883	4.00	327,354	5.00
Boston Private Bank	604,388	9.32	259,331	4.00	324,164	5.00

As of December 31, 2013
Total risk-based capital
Company	$689,767	14.77%	$373,483	8.00%	$466,854	10.00%
Boston Private Bank	631,510	13.63	354,285	8.00	442,856	10.00
Tier I risk-based capital
Company	631,041	13.52	186,741	4.00	280,112	6.00
Boston Private Bank	573,340	12.37	177,112	4.00	265,714	6.00
Tier I leverage capital
Company	631,041	10.09	250,085	4.00	312,606	5.00
Boston Private Bank	573,340	9.27	239,663	4.00	299,579	5.00
Bank regulatory authorities restrict the Bank from lending or advancing funds to, or investing in the securities of, the Company. Further, these authorities restrict the amounts available for the payment of dividends by the Bank to the Company.
As of September 30, 2014, the Company has sponsored the creation of two statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. The Company has dissolved three statutory trusts, in August 2013, October 2013, and January 2014, respectively, after the Company repurchased all of the respective trusts’ trust preferred securities.
In accordance with ASC 810-10-55, Consolidation - Overall - Implementation Guidance and Illustrations - Variable Interest Entities, these statutory trusts created by, or assumed by, the Company are not consolidated into the Company’s financial statements; however, the Company reflects the amounts of junior subordinated debentures payable to the preferred stockholders of statutory trusts as debt in its financial statements. As of both September 30, 2014 and December 31, 2013, all $100.0 million of the net balance of these trust preferred securities qualified as Tier I capital.

Results of operations for the three and nine months ended September 30, 2014 versus September 30, 2013
Net Income. The Company recorded net income from continuing operations for the three and nine months ended September 30, 2014 of $18.2 million and $55.4 million, respectively, compared to $17.9 million and $49.8 million for the same respective periods in 2013. Net income attributable to the Company, which includes income from both continuing and discontinued operations, for the three and nine months ended September 30, 2014 was $18.3 million and $56.6 million, respectively, compared to $18.3 million and $52.9 million for the same respective periods in 2013.
The Company recognized diluted EPS from continuing operations for the three and nine months ended September 30, 2014 of $0.20 per share and $0.60 per share, respectively, compared to $0.20 per share and $0.41 per share, respectively, for the same periods in 2013. Diluted EPS attributable to common shareholders, which includes both continuing and discontinued operations, for the three and nine months ended September 30, 2014 was $0.22 per share and $0.66 per share, respectively, compared to $0.22 per share and $0.48 per share, respectively, for the same periods in 2013. Earnings per share for the nine months ended September 30, 2013 was impacted by the repurchase of the Series B preferred stock and the gain on sale of the

Pacific Northwest offices. Excluding the impact of these two transactions, diluted EPS attributable to common shareholders for the nine months ended September 30, 2013 would have been $0.55 per share.
Net income from continuing operations in both 2014 and 2013 was offset by charges that reduce income available to common shareholders. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 2: Earnings Per Share” for further detail on these charges to income available to common shareholders.
The following discussions are based on the Company’s continuing operations, unless otherwise stated.
The following table presents selected financial highlights:

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2014	2013		2014	2013
	(In thousands)
Net interest income	$44,783	$42,302	6%	$135,573	$130,477	4%
Fees and other income	33,769	30,251	12%	100,876	101,996	(1)%
Total revenue	78,552	72,553	8%	236,449	232,473	2%
Provision/ (credit) for loan losses	(2,600)	(6,000)	(57)%	(8,800)	(8,000)	10%
Operating expense	53,999	51,953	4%	163,369	165,205	(1)%
Income tax expense	8,993	8,714	3%	26,464	25,455	4%
Net income from continuing operations	18,160	17,886	2%	55,416	49,813	11%
Net income from discontinued operations	1,272	1,321	(4)%	4,650	5,824	(20)%
Less: Net income attributable to noncontrolling interests	1,167	871	34%	3,428	2,770	24%
Net income attributable to the Company	$18,265	$18,336	—%	$56,638	$52,867	7%
Net interest income. Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference between the average rate earned on total interest-earning assets and the average rate paid on total interest-bearing liabilities. NIM is the amount of net interest income, on a fully taxable-equivalent (“FTE”) basis, expressed as a percentage of average interest-earning assets. The average rate earned on earning assets is the amount of annualized taxable equivalent interest income expressed as a percentage of average earning assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities. When credit quality declines and loans are placed on nonaccrual status, NIM can decrease because the same assets are earning less income. Loans graded as substandard but still accruing interest income totaled $43.2 million at September 30, 2014 and could be placed on nonaccrual status if their credit quality declines further.
Net interest income for the three months ended September 30, 2014 was $44.8 million, an increase of $2.5 million, or 6%, compared to the same period in 2013. For the nine months ended September 30, 2014, net interest income was $135.6 million, an increase of $5.1 million, or 4%, compared to the same period in 2013. The increase for the three and nine months is due to interest recovered on previous nonaccrual loans, higher volume and yields on cash and investments, and lower average rates paid on the Company’s borrowings, partially offset by lower yields on loans. The NIM was 2.93% for the three months ended September 30, 2014, a decrease of six basis points compared to the same period in 2013. For the nine months ended September 30, 2014, the NIM was 3.03%, a decrease of five basis points compared to the same period in 2013.
The following tables present the composition of the Company’s NIM on a FTE basis for the three and nine months ended September 30, 2014 and 2013; however, the discussion following these tables reflects non-FTE data.

	Average Balance		Interest Income/Expense		Average Yield/Rate
	As of and for the three months ended September 30,
AVERAGE BALANCE SHEET:	2014	2013	2014	2013	2014	2013
AVERAGE ASSETS	(In thousands)
Interest-Earning Assets:
Cash and Investments: (1)
Taxable investment securities	$295,395	$244,408	$876	$544	1.19%	0.90%
Non-taxable investment securities (2)	223,499	209,511	1,449	1,148	2.59%	2.19%
Mortgage-backed securities	325,913	263,380	1,605	1,338	1.97%	2.03%
Federal funds sold and other	359,899	244,622	379	277	0.42%	0.44%
Total Cash and Investments	1,204,706	961,921	4,309	3,307	1.43%	1.37%
Loans: (3)
Commercial and Construction (2)	2,841,869	2,657,121	31,657	30,435	4.36%	4.48%
Residential	2,071,326	1,984,565	16,384	15,782	3.16%	3.18%
Home Equity and Other Consumer	244,690	258,579	1,733	2,003	2.81%	3.07%
Total Loans	5,157,885	4,900,265	49,774	48,220	3.81%	3.88%
Total Earning Assets	6,362,591	5,862,186	54,083	51,527	3.36%	3.47%
Less: Allowance for Loan Losses	76,099	81,262
Cash and due from Banks (non-interest bearing)	42,080	40,164
Other Assets	341,953	375,910
TOTAL AVERAGE ASSETS	$6,670,525	$6,196,998
AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
Savings and NOW	$583,547	$492,983	$110	$97	0.07%	0.08%
Money Market	2,640,762	2,425,333	2,273	1,782	0.34%	0.29%
Certificates of Deposits	607,940	627,166	1,220	1,327	0.80%	0.84%
Total Interest-Bearing Deposits	3,832,249	3,545,482	3,603	3,206	0.37%	0.36%
Junior Subordinated Debentures	106,363	125,729	976	1,119	3.59%	3.48%
FHLB Borrowings and Other	534,062	501,263	2,371	2,762	1.74%	2.16%
Total Interest-Bearing Liabilities	4,472,674	4,172,474	6,950	7,087	0.61%	0.67%
Noninterest Bearing Demand Deposits	1,404,875	1,277,319
Payables and Other Liabilities	100,106	114,588
Total Average Liabilities	5,977,655	5,564,381
Redeemable Noncontrolling Interests	23,584	17,688
Average Shareholders’ Equity	669,286	614,929
TOTAL AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY	$6,670,525	$6,196,998
Net Interest Income - on a FTE Basis			$47,133	$44,440
FTE Adjustment (2)			2,350	2,138
Net Interest Income (GAAP Basis)			$44,783	$42,302
Interest Rate Spread					2.75%	2.80%
Net Interest Margin					2.93%	2.99%

	Average Balance		Interest Income/Expense		Average Yield/Rate
	As of and for the nine months ended September 30,
AVERAGE BALANCE SHEET:	2014	2013	2014	2013	2014	2013
AVERAGE ASSETS	(In thousands)
Interest-Earning Assets:
Cash and Investments: (1)
Taxable investment securities	$270,914	$216,472	$2,242	$1,544	1.10%	0.96%
Non-taxable investment securities (2)	224,061	206,344	4,246	3,635	2.53%	2.35%
Mortgage-backed securities	333,252	291,815	5,230	4,080	2.09%	1.86%
Federal funds sold and other	250,942	189,503	978	635	0.52%	0.44%
Total Cash and Investments	1,079,169	904,134	12,696	9,894	1.57%	1.46%
Loans: (3)
Commercial and Construction (2)	2,844,013	2,721,191	95,975	94,277	4.45%	4.57%
Residential	2,048,700	1,983,966	48,537	48,809	3.16%	3.28%
Home Equity and Other Consumer	244,421	265,913	5,281	5,974	2.89%	3.00%
Total Loans	5,137,134	4,971,070	149,793	149,060	3.86%	3.97%
Total Earning Assets	6,216,303	5,875,204	162,489	158,954	3.46%	3.58%
Less: Allowance for Loan Losses	77,462	83,090
Cash and due from Banks (non-interest bearing)	38,628	41,780
Other Assets	357,896	391,399
TOTAL AVERAGE ASSETS	$6,535,365	$6,225,293
AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Interest-Bearing Deposits: (4)
Savings and NOW	$577,012	$530,701	$319	$336	0.07%	0.08%
Money Market	2,547,039	2,365,310	6,112	5,495	0.32%	0.31%
Certificates of Deposits	615,903	658,464	3,763	4,281	0.82%	0.87%
Total Interest-Bearing Deposits	3,739,954	3,554,475	10,194	10,112	0.36%	0.38%
Junior Subordinated Debentures	106,363	132,117	2,896	3,429	3.59%	3.42%
FHLB Borrowings and Other	522,881	540,788	7,088	8,777	1.79%	2.14%
Total Interest-Bearing Liabilities	4,369,198	4,227,380	20,178	22,318	0.61%	0.70%
Noninterest Bearing Demand Deposits	1,385,966	1,251,112
Payables and Other Liabilities	104,556	117,505
Total Average Liabilities	5,859,720	5,595,997
Redeemable Noncontrolling Interests	20,795	18,193
Average Shareholders’ Equity	654,850	611,103
TOTAL AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY	$6,535,365	$6,225,293
Net Interest Income - on a FTE Basis			$142,311	$136,636
FTE Adjustment (2)			6,738	6,159
Net Interest Income (GAAP Basis)			$135,573	$130,477
Interest Rate Spread					2.85%	2.88%
Net Interest Margin					3.03%	3.08%
________________________

(1)	Investments classified as available for sale are shown in the average balance sheet at amortized cost.

(2)	Interest income on non-taxable investments and loans is presented on a FTE basis using statutory rates. The discussion following these tables reflects non-FTE data.

(3)	Includes loans held for sale and nonaccrual loans.

(4)	Includes deposits held for sale.

Interest and Dividend Income. Interest and dividend income for the three months ended September 30, 2014 was $51.7 million, an increase of $2.3 million, or 5%, compared to the same period in 2013. Interest and dividend income for the nine months ended September 30, 2014 was $155.8 million, an increase of $3.0 million, or 2%, compared to the same period in 2013. The increase for the three and nine months was primarily due to interest recovered on previous nonaccrual loans, and higher volume and yields on cash and investments, partially offset by lower yields on loans.
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
Interest income on commercial loans (including construction loans), on a non-FTE basis, for the three months ended September 30, 2014 was $29.8 million, an increase of $1.1 million, or 4%, compared to the same period in 2013, as a result of a 7% increase in the average balance, partially offset by a 12 basis point decrease in the average yield. For the nine months ended September 30, 2014, commercial interest income was $90.7 million, an increase of $1.3 million, or 1%, compared to the same period in 2013, as a result of a 5% increase in the average balance, partially offset by a 7 basis point decrease in the average yield. The increase in the average balance for the three and nine month periods is related to the organic growth of the commercial loan portfolio at the Bank, as discussed above in “Loan Portfolio and Credit Quality.” The decrease in the average yield for the three and nine month periods is the result of market conditions leading to lower rates due to competition for higher quality loans.
Interest income on residential mortgage loans for the three months ended September 30, 2014 was $16.4 million, an increase of $0.6 million, or 4%, compared to the same period in 2013, as a result of a 4% increase in the average balance, partially offset by a 2 basis point decrease in the average yield. For the nine months ended September 30, 2014, residential mortgage interest income was $48.5 million, a decrease of $0.3 million, or 1%, compared to the same period in 2013, as a result of a 12 basis point decrease in the average yield, partially offset by a 3% increase in the average balance. The decrease in the average yield for the three and nine month periods was primarily due to adjustable rate mortgage (“ARM”) loans repricing to lower rates, clients refinancing into lower rates and new loan originations at historically low rates. The increase in the average balances for the three and nine month periods was due to the organic growth of the residential loan portfolio at the Bank.
Interest income on home equity and other consumer loans for the three months ended September 30, 2014 was $1.7 million, a decrease of $0.3 million, or 13%, compared to the same period in 2013, as a result of a 5% decrease in the average balance and a 26 basis point decrease in the average yield. For the nine months ended September 30, 2014, home equity and other consumer interest income was $5.3 million, a decrease of $0.7 million, or 12%, compared to the same period in 2013, as a result of an 8% decrease in the average balance and an 11 basis point decrease in the average yield. The decrease in average balance reflects lower client demand. The decrease in average yield is primarily due to lower market rates on consumer loans.
Investment income, on a non-FTE basis, for the three months ended September 30, 2014 was $3.8 million, an increase of $0.9 million, or 31%, compared to the same period in 2013, as a result of a 6 basis point increase in the average yield and a 25% increase in the average balance. For the nine months ended September 30, 2014, investment income was $11.2 million, an increase of $2.6 million, or 30%, compared to the same period in 2013, as a result of a 19% increase in the average balance and an 11 basis point increase in the average yield. The increase in the average balance is primarily due to timing and volume of deposit balances as compared to the level of loans outstanding. Investment decisions are made based on anticipated liquidity, loan demand, and asset-liability management considerations.
Interest expense. Interest expense on deposits and borrowings for the three months ended September 30, 2014 was $7.0 million, a decrease of $0.1 million, or 2%, compared to the same period in 2013. For the nine months ended September 30, 2014, interest expense on deposits and borrowings was $20.2 million, a decrease of $2.1 million, or 10% compared to the same period in 2013.
Interest expense on interest-bearing deposits for the three months ended September 30, 2014 was $3.6 million, an increase of $0.4 million, or 12%, compared to the same period in 2013, as a result of an 8% increase in the average balance and a one basis point increase in the average rate paid. For the nine months ended September 30, 2014, interest expense on deposits was $10.2 million, an increase of $0.1 million, or 1%, compared to the same period in 2013, as a result of a 5% increase in the average balance, partially offset by a 2 basis point decrease in the average rate paid. Rates on money market, savings, and NOW accounts have been reduced based on market conditions and the low interest rate environment.

Interest paid on borrowings for the three months ended September 30, 2014 was $3.3 million, a decrease of $0.5 million, or 14%, compared to the same period in 2013, as a result of a 42 basis point decrease in the average rate paid, partially offset by a 7% increase in the average balance of FHLB borrowings and other, as well as an 11 basis point decrease in the average rate paid and a 15% decrease in the average balance of junior subordinated debentures. For the nine months ended September 30, 2014, interest paid on borrowings was $10.0 million, a decrease of $2.2 million, or 18%, compared to the same period in 2013, as a result of a 35 basis point decrease in the average rate paid and a 3% decrease in the average balance of FHLB borrowings and other, as well as a 19% decrease in the average balance partially offset by a 17 basis point increase in the average rate paid on junior subordinated debentures. The decrease in the average rate paid is primarily due to the higher-rate FHLB borrowings maturing and being replaced at lower rates, the repurchase of a portion of the Company’s junior subordinated debt in 2013, and the prepayment of repurchase agreements in 2013.
Provision/ (credit) for loan losses. The provision/ (credit) for loan losses for the three months ended September 30, 2014 was a credit of $2.6 million, compared to a credit of $6.0 million for the same period in 2013. For the nine months ended September 30, 2014, the provision/ (credit) for loan losses was a credit of $8.8 million, compared to a credit of $8.0 million for the same period in 2013. The credit to the provision is primarily due to net recoveries, the sale of commercial loans from the loan portfolio during the second quarter of 2014, and continuing credit quality improvement.
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
Fees and other income. Fees and other income for the three months ended September 30, 2014 was $33.8 million, an increase of $3.5 million, or 12%, compared to the same period in 2013. For the nine months ended September 30, 2014, fees and other income was $100.9 million, a decrease of $1.1 million, or 1%, compared to the same period in 2013. Excluding the second quarter 2013 $10.6 million gain on sale of the Pacific Northwest banking offices, fees and other income for the nine months ended September 30, 2014 increased 10% compared to the same period in 2013. Excluding the gain on sale of the Pacific Northwest offices, factors affecting the increases in both the three and nine month periods are higher investment management fees, wealth advisory fees, private banking wealth management trust fees, and gain on sale of OREO.
Investment management fees for the three months ended September 30, 2014 was $12.0 million, an increase of $1.5 million, or 14%, compared to the same period in 2013. For the nine months ended September 30, 2014, investment management fee income was $35.2 million, an increase of $3.8 million, or 12%, compared to the same period in 2013. AUM at the Investment Managers was $10.4 billion at September 30, 2014, an increase of $0.7 billion, or 7%, compared to the same period in 2013. The increase is due to market appreciation, partially offset by net outflows of $0.5 billion. Investment management fees from the Investment Managers are typically calculated based on a percentage of AUM, and the majority of the third quarter 2014 investment management fee revenues were earned based upon beginning-of-period (June 30, 2014) AUM for the quarter. Changes in revenue generally lag behind changes in AUM.
Wealth advisory fee income for the three months ended September 30, 2014 was $12.3 million, an increase of $1.6 million, or 15%, compared to the same period in 2013. For the nine months ended September 30, 2014, wealth advisory fee income was $35.7 million, an increase of $4.6 million, or 15%, compared to the same period in 2013. AUM as of September 30, 2014 managed or advised by the Wealth Advisors was $9.7 billion, an increase of $0.9 billion, or 10%, compared to September 30, 2013. The increase is due to market appreciation of $0.6 billion and positive net flows of $0.3 billion.
Private banking wealth management and trust fee income for the three months ended September 30, 2014 was $7.3 million, an increase of $0.7 million, or 11%, compared to the same period in 2013. For the nine months ended September 30, 2014, private banking wealth management and trust fee income was $21.3 million, an increase of $1.5 million, or 7%, compared to the same period in 2013. AUM as of September 30, 2014 managed by the Bank was $4.7 billion, an increase of $0.4 billion, or 10%, compared to September 30, 2013. The increase is due to market appreciation of $0.3 billion and positive net flows of $0.1 billion.
Gain on sale of loans for the three months ended September 30, 2014 was $0.2 million, a decrease of $0.2 million compared to the same period in 2013. For the nine months ended September 30, 2014, gain on sale of loans was $2.0 million, a decrease of $0.4 million, or 17%, compared to the same period in 2013. Gain on sale of loans in 2014 represents gains on sale of loans originated for sale as well as the second quarter 2014 sale of $57.0 million of loans from the Company’s commercial portfolio which resulted in a $1.6 million gain on sale. The gain on sale of loans originated for sale has been negatively impacted in 2014 by the significant decline in volume of residential loan refinancing. The Company expects this trend to continue for the foreseeable future.

Operating Expense. Operating expense for the three months ended September 30, 2014 was $54.0 million, an increase of $2.0 million, or 4%, compared to the same period in 2013. For the nine months ended September 30, 2014, operating expense was $163.4 million, a decrease of $1.8 million, or 1%, compared to the same period in 2013. The increase for the three months ended September 30, 2014 is primarily due to an increase in salaries and employee benefits and marketing and business development, partially offset by decreases in professional fees and other expense. The decrease for the nine months ended September 30, 2014 is primarily due to decreases in other expense and FDIC insurance expense, partially offset by increases in salaries and employee benefits and professional fees.
Salaries and employee benefits expense, the largest component of operating expense, for the three months ended September 30, 2014 was $35.9 million, an increase of $2.8 million, or 8%, compared to the same period in 2013. For the nine months ended September 30, 2014, salaries and employee benefits was $106.8 million, an increase of $2.2 million, or 2%, compared to the same period in 2013. The three-month increase is primarily due to higher performance-based compensation, particularly at the Holding Company and in the Wealth Advisory segment. The increase for the nine months ended September 30, 2014 is primarily due to higher performance-based compensation, particularly in the Investment Management and Wealth Advisory segments, partially offset by lower fixed compensation costs and post-employment benefits.
Professional services for the three months ended September 30, 2014 was $2.8 million, a decrease of $0.7 million, or 19%, compared to the same period in 2013. For the nine months ended September 30, 2014, professional services was $9.2 million, an increase of $0.5 million, or 5%, compared to the same period in 2013. The three-month decrease was due to a decrease in legal and loan workout expenses at the Bank, partially offset by increases due to the acceleration of certain fee-sharing arrangements in the investment management segment. The increase for the nine months ended September 30, 2014 was also due to the acceleration of certain fee-sharing arrangements in the investment management segment, and partially offset by a decrease in legal and audit expenses.
Marketing and business development expense for the three months ended September 30, 2014 was $1.4 million, an increase of $0.2 million, or 21%, compared to the same period in 2013. For the nine months ended September 30, 2014, marketing and business development was $5.6 million, an increase of $0.2 million, or 4%, compared to the same period in 2013. The three-month and nine-month increases are primarily related to the additional marketing programs at the Bank, some of which relate to the acquisition of Banyan.
FDIC insurance for the three months ended September 30, 2014 was $0.9 million, an increase of 4% compared to the same period in 2013. For the nine months ended September 30, 2014, FDIC insurance was $2.6 million, a decrease of $0.2 million, or 7%, compared to the same period in 2013. The nine-month decrease is primarily due to a lower FDIC assessment rate. The rate the FDIC assesses banks is based upon several factors such as profitability, problem loans and capital levels.
Other expense for the three months ended September 30, 2014 was $3.3 million, a decrease of $0.3 million, or 8%, compared to the same period in 2013. For the nine months ended September 30, 2014, other expense was $9.4 million, a decrease of $4.2 million, or 31%, compared to the same period in 2013. The nine-month decrease is primarily due to a liability restructuring charge and a tax related reserve that were accounted for in the second quarter of 2013.
Income Tax Expense. Income tax expense for continuing operations for the three and nine months ended September 30, 2014 was $9.0 million and $26.5 million, respectively. The effective tax rate for continuing operations for the nine months ended September 30, 2014 was 32.3%, compared to an effective tax rate of 33.8% for the same period in 2013. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 9: Income Taxes” for further detail.

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
In January 2014, the FASB issued ASU 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments to this update apply to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow-through entities for tax purposes that meet the conditions for and that elect to use the proportional amortization method to account for investments in qualified affordable housing projects. The amendments to this update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the consolidated statement of operations as a component of income tax expense (benefit) and should be applied retrospectively to all periods presented. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 and interim periods within annual periods beginning after December 15, 2015. Early adoption is permitted. The Company elected to early adopt this ASU effective January 1, 2014 and adopted the proportional amortization method discussed above. The effect of this retrospective change of accounting policy was not material. Reclassifications as a result of this adoption on the Company’s consolidated financial statements are discussed in Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 1: Basis of Presentation and Summary of Significant Accounting Policies.”
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
Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of September 30, 2014 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries, was made known to the certifying officers by others within the Company and its consolidated subsidiaries in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. On a quarterly basis, the Company evaluates the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.
(b) Change in internal controls over financial reporting.
There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
On October 2, 2014, Boston Private Bank & Trust Company (the “Bank”), the wholly owned subsidiary of Boston Private Financial Holdings, Inc. (the “Company”) closed the acquisition of substantially all of the assets and certain of the liabilities of Banyan Partners, LLC. In connection with the closing, the Company issued 1,675,227 shares of common stock at a price equal to $12.54. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, based on the manner of the offering and the nature of the oferees.

Item 3.     Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
None.

Item 6.     Exhibits
(a) Exhibits

Exhibit No.	Description	Incorporated by Reference			Filed or Furnished with this 10-Q
		Form	SEC Filing Date	Exhibit Number
31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

/s/ CLAYTON G. DEUTSCH
November 5, 2014	Clayton G. Deutsch
Chief Executive Officer and President

/s/ DAVID J. KAYE
November 5, 2014	David J. Kaye
Executive Vice President, Treasurer, and Chief Financial Officer