Form 10-K
period 2014-12-31
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2015-03-02
CIK 821127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-K
______________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last reported sales price on the NASDAQ Global Select Market on June 30, 2014 was $1,048,686,892.
The number of shares of the registrant’s common stock outstanding on February 23, 2015 was 83,126,009.
Documents Incorporated by Reference:
Portions of the registrant’s proxy statement for the Company’s 2015 Annual Meeting of Shareholders are incorporated by reference in Item 5 of Part II and Items 10, 11, 12, 13, and 14 of Part III.

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
Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced herein under the section captioned “Risk Factors”; adverse conditions in the capital and debt markets and the impact of such conditions on the Company’s private banking, wealth management and trust, investment management and wealth advisory activities; changes in interest rates; competitive pressures from other financial institutions; the effects of weakness in general economic conditions on a national basis or in the local markets in which the Company operates, including changes that adversely affect borrowers’ ability to service and repay our loans; changes in the value of securities in our investment portfolio; changes in loan default and charge-off rates; the adequacy of loan loss reserves; decreases in deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; the risk that the Company’s deferred tax assets may not be realized; risks related to the identification and implementation of acquisitions, dispositions, and restructurings; and changes in assumptions used in making such forward-looking statements, as well as the other risks and uncertainties detailed in this Annual Report on Form 10-K and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

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
We are a wealth management company that offers a full range of wealth management services to high net worth individuals, families, businesses, and select institutions through a financial umbrella that helps to preserve, grow, and transfer assets over the financial lifetime of a client through our four functional segments: Private Banking, Wealth Management and Trust, Investment Management, and Wealth Advisory. Each reportable segment reflects the services provided by the Company to a distinct segment of the wealth management market as described below.
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
The Bank currently conducts business under the name of Boston Private Bank & Trust Company in all of its markets. The Bank is principally engaged in providing private banking services to high net worth individuals, privately owned businesses, private partnerships, and nonprofit organizations. In addition, the Bank is an active provider of financing for affordable housing, first-time homebuyers, economic development, social services, community revitalization and small businesses.

Wealth Management and Trust
The Wealth Management and Trust segment is comprised of Boston Private Bank's existing wealth management and trust business as well as the business activities of Boston Private Wealth, LLC (“Boston Private Wealth”), an independent registered investment adviser (“RIA”) which is a wholly owned subsidiary of the Bank. Boston Private Wealth was formed with the acquisition of Banyan Partners, LLC (“Banyan”), in the fourth quarter of 2014. The segment provides comprehensive wealth management solutions for high net worth individuals and families, including customized investment solutions, wealth planning, trust, and family office services. The Wealth Management and Trust segment operates in New England; South Florida; Texas; California; Atlanta, Georgia; and Madison, Wisconsin. For comparative purposes, the Wealth Management and Trust data that was previously included within the Private Banking segment has been reclassified into the Wealth Management and Trust segment.

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
Collectively, the Wealth Management and Trust, Investment Management, and Wealth Advisory segments are referred to as the “Wealth and Investment” businesses.
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

II.Acquisitions, Asset Sales, and Divestitures
In October 2014, Boston Private Bank acquired Banyan. Effective January 1, 2015, Banyan and the wealth management and trust operations from Boston Private Bank were combined to form Boston Private Wealth, which now operates as its own reportable segment of the Company. Boston Private Wealth is a wholly-owned subsidiary of Boston Private Bank.
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
At December 31, 2010, the Company held approximately 45% of the equity interest in Coldstream Holdings, Inc. (“Coldstream”). In January 2011, the Company sold all of BPFH’s stock holdings in Coldstream back to management of the firm. The Company’s investment in Coldstream, prior to the sale, was accounted for using the equity method, and was included in other assets in the consolidated balance sheets.
In 2009, the Company divested its interest in Westfield Capital Management Company, LP, formerly known as Westfield Capital Management Company, LLC (“Westfield”). Westfield was previously included in the Investment Management segment. While the Company will continue to have no significant involvement or influence on Westfield, it retains a 12.5% share in Westfield’s revenues (up to an annual maximum of $11.6 million) through December 2017 subject to certain conditions. The Company defers gains related to these payments until determinable. Such revenue share payments are included in net income from discontinued operations in the consolidated statements of operations for the period in which the revenue is recognized.
For further details relating to the Company’s divestitures, see Part II. Item 8. “Financial Statements and Supplementary Data - Note 3: Acquisitions, Asset Sales, and Divestitures.”

III.    Competition
The Company operates in the highly competitive wealth management marketplace. The Bank encounters competition from larger national and regional commercial banking organizations, savings banks, credit unions, and other financial institutions and non-bank financial service companies, which may offer lower interest rates on loans and higher interest rates on deposits. The Bank’s competitors also include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services, including through the Internet. These technological advances may diminish the importance of depository institutions and other financial intermediaries, among other industry sectors, in the transfer of funds among parties. To compete effectively, the Bank relies on local promotional activity, personal contacts by officers, directors, and employees, customized service, and the Bank’s reputation within the communities that it serves.
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

IV.    Employees
At December 31, 2014, the Company had 875 employees. The Company’s employees are not subject to a collective bargaining agreement, and the Company believes its employee relations are good.

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
Boston Private Bank's wealth management and trust subsidiary and the Company’s investment management and wealth advisory subsidiaries are subject to extensive regulation by the SEC, the Financial Industry Regulatory Authority and state securities regulators.
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
Source of Strength. Under the BHCA, as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Company is required to serve as a source of financial strength for the Bank. This support may be required at times when the Company may not have the resources to provide support to the Bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Acquisitions and Activities. The BHCA prohibits a bank holding company, without prior approval of the Federal Reserve, from acquiring all or substantially all the assets of a bank, acquiring control of a bank merging or consolidating with another bank holding company, or acquiring direct or indirect ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, the acquiring bank holding company would control more than 5% of the voting shares of such other bank or bank holding company.
The BHCA also prohibits a bank holding company from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks. However, a bank holding company may engage in and may own shares of companies engaged in certain activities that the Federal Reserve determines to be closely related to banking or managing and controlling banks.
Limitations on Acquisitions of Company Common Stock. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting securities of a bank holding company with a class of securities registered under Section 12 of the Exchange Act would constitute the acquisition of control of a bank holding company.
In addition, the BHCA prohibits any company from acquiring control of a bank or bank holding company without first having obtained the approval of the Federal Reserve. Among other circumstances, under the BHCA a company has control of a bank or bank holding company if the company owns, controls or holds with power to vote 25% or more of a class of voting securities of the bank or bank holding company, controls in any manner the election of a majority of directors or trustees of the bank or bank holding company, or the Federal Reserve has determined, after notice and opportunity for hearing, that the company has the power to exercise a controlling influence over the management or policies of the bank or bank holding company.
Regulation of the Bank
The Bank is subject to the supervision and regulation of the Commissioner and the FDIC, and with respect to its California branches, the DFI. The Federal Reserve may also directly examine the subsidiaries of the Company, including the Bank. The enforcement powers available to federal and state banking regulators include, among other things, the ability to issue cease and desist or removal orders, to terminate insurance of deposits, to assess civil money penalties, to issue directives to increase capital, to place the bank into receivership, and to initiate injunctive actions against banking organizations and institution-affiliated parties.
Deposit Insurance. Substantially all of the deposits of the Bank are insured up to applicable limits by the FDIC’s Deposit Insurance Fund (“DIF”) and are subject to deposit insurance assessments to maintain the DIF. The Dodd-Frank Act permanently increased the FDIC deposit insurance limit to $250,000 per depositor for deposits maintained in the same right and capacity at a particular insured depository institution. The Federal Deposit Insurance Act (the “FDIA”), as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to take steps as may be necessary to cause the ratio of deposit insurance reserves to estimated insured deposits - the designated reserve ratio - to reach 1.35% by September 30, 2020, and it mandates that the reserve ratio designated by the FDIC for any year may not be less than 1.35%. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. Assessment rates may also vary for certain institutions based on long-term debt issuer ratings, secured or brokered deposits. Deposit premiums are based on assets. To determine its deposit insurance premium, the Bank computes the base amount of its average consolidated assets less its average tangible equity (defined as the amount of Tier I capital) and the applicable assessment rate. The FDIC has the power to adjust deposit insurance assessment rates at any time. In addition, under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. For 2014, the FDIC insurance expense for the Bank was $3.5 million.
Acquisitions and Branching. Prior approval from the Commissioner and the FDIC is required in order for the Bank to acquire another bank or establish a new branch office. Well capitalized and well managed banks may acquire other banks in any state, subject to certain deposit concentration limits and other conditions, pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended by the Dodd-Frank Act. In addition, the Dodd-Frank Act authorizes a state-chartered bank, such as the Bank, to establish new branches on an interstate basis to the same extent a bank chartered by the host state may establish branches.
Activities and Investments of Insured State-Chartered Banks. Section 24 of the FDIA generally limits the types of equity investment an FDIC-insured state-chartered bank, such as the Bank, may make and the kinds of activities in which such a bank may engage, as a principal, to those that are permissible for national banks. Further, the Gramm-Leach-Bliley Act of

1999 (the “GLBA”) permits national banks and state banks, to the extent permitted under state law, to engage - via financial subsidiaries - in certain activities that are permissible for subsidiaries of a financial holding company. In order to form a financial subsidiary, a state-chartered bank must be well capitalized, and such banks would be subject to certain capital deduction, risk management and affiliate transaction rules, among other things.
Lending Restrictions. Federal law limits a bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. The terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital. The Dodd-Frank Act explicitly provides that an extension of credit to an insider includes credit exposure arising from a derivatives transaction, repurchase agreement, reverse repurchase agreement, securities lending transaction or securities borrowing transaction. Additionally, the Dodd-Frank Act requires that asset sale transactions with insiders must be on market terms, and if the transaction represents more than 10% of the capital and surplus of the Bank, approved by a majority of the disinterested directors of the Bank.
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
Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires the FDIC to evaluate the Bank’s performance in helping to meet the credit needs of the entire communities it serves, including low and moderate-income neighborhoods, consistent with its safe and sound banking operations, and to take this record into consideration when evaluating certain applications. The FDIC’s CRA regulations are generally based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution’s record of making loans in its service areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs, and other offices. The Bank's last evaluation from the FDIC was an “outstanding” rating. The FDIC is currently reviewing the Bank’s recent performance and the Bank anticipates the FDIC to issue their current report and rating in the second quarter of 2015. Massachusetts has also enacted a similar statute that requires the Commissioner to evaluate the performance of the Bank in helping to meet the credit needs of its entire community and to take that record into account in considering certain applications.
Capital Adequacy and Safety and Soundness
Regulatory Capital Requirements. The Federal Reserve and the FDIC have issued substantially similar risk-based and leverage capital rules applicable to U.S. banking organizations such as the Company and the Bank. These guidelines are intended to reflect the relationship between the banking organization’s capital and the degree of risk associated with its operations based on transactions recorded on-balance sheet as well as off-balance sheet. The Federal Reserve and the FDIC may from time to time require that a banking organization maintain capital above the minimum levels discussed below, due to the banking organization’s financial condition or actual or anticipated growth.
The capital adequacy guidelines define qualifying capital instruments and specify minimum amounts of capital as a percentage of assets that banking organizations are required to maintain. Tier I capital for banks and bank holding companies generally consists of the sum of common shareholders’ equity, non-cumulative perpetual preferred stock, and related surplus, and, in certain cases and subject to limitations, minority interests in consolidated subsidiaries, less goodwill, other non-qualifying intangible assets, and certain other deductions. Tier II capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities, cumulative perpetual preferred stock, term subordinated debt and intermediate-term preferred stock, and, subject to limitations, allowances for loan losses. The sum of Tier I and Tier II capital less certain required deductions represents qualifying total risk-based capital. Prior to the effectiveness of certain provisions of the Dodd-Frank Act, bank holding companies were permitted to include trust preferred securities and cumulative perpetual preferred stock in Tier I capital, subject to limitations. However, the Federal Reserve’s capital rule applicable to bank holding companies permanently grandfathered nonqualifying capital instruments, including trust preferred securities, issued before May 19, 2010 by depository institution holding companies with less than $15 billion in total assets as of December 31, 2009, subject to a limit of 25% of Tier I capital. In addition, under rules that became effective January 1, 2015, accumulated other comprehensive income (positive or negative) must be reflected in Tier I capital; however, the Company may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If the Company does not make this election, unrealized gains and losses, net of taxes, will be included in the calculation of the Company’s regulatory capital. The Company intends to make this election.
Under the capital rules, risk-based capital ratios are calculated by dividing Tier I and total risk-based capital, respectively, by risk-weighted assets. Assets and off-balance sheet credit equivalents are assigned to one of four categories of risk-weights, based primarily on relative risk. Under rules in effect through December 31, 2014, the minimum required Tier I risk-based capital ratio was 4% and the minimum total risk-based capital ratio was 8%. As of December 31, 2014, the Company’s Tier I risk-based capital ratio was 13.28% and its total risk-based capital ratio was 14.54%.
In addition to the risk-based capital requirements, under rules in effect through December 31, 2014, the Federal Reserve required top-rated bank holding companies to maintain a minimum leverage capital ratio of Tier I capital (defined by reference to the risk-based capital guidelines) to its average total consolidated assets of at least 3.0%. For most other bank holding companies (including the Company), the minimum leverage capital ratio was 4.0%. Bank holding companies with supervisory, financial, operational or managerial weaknesses, as well as bank holding companies that were anticipating or experiencing significant growth, were expected to maintain capital ratios well above the minimum levels. The Company’s Tier I leverage ratio as of December 31, 2014 was 9.53%.
Prior to the effectiveness of the Dodd-Frank Act, the FDIC had adopted a statement of policy regarding the capital adequacy of state-chartered banks and promulgated regulations to implement the system of prompt corrective action established by Section 38 of the FDIA. Under the FDIC regulations, which were in effect through December 31, 2014, a bank was considered “well capitalized” if it had: (i) a total risk-based capital ratio of 10.0% or greater; (ii) a Tier I risk-based capital ratio of 6.0% or greater; (iii) a leverage capital ratio of 5.0% or greater; and (iv) was not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.
In 2010, the Basel Committee on Banking Supervision released new capital requirements, known as Basel III, setting forth higher capital requirements, enhanced risk coverage, a global leverage ratio, provisions for counter-cyclical capital, and liquidity standards. In 2013, the Federal Reserve, along with the other federal banking agencies, issued final rules implementing the Basel III capital standards and establishing the minimum capital requirements for banks and bank holding companies required under the Dodd-Frank Act. These rules, which became effective January 1, 2015, establish a minimum common equity Tier I capital ratio of 6.5% of risk-weighted assets for a “well capitalized” institution, and increases the minimum total Tier I capital ratio for a “well capitalized” institution from 6.0% to 8.0%. Additionally, subject to a transition schedule, these rules require an institution to establish a capital conservation buffer of Tier I capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases.
Under rules effective January 1, 2015, a bank holding company, such as the Company, is considered “well capitalized” if the bank holding company (i) has a total risk based capital ratio of at least 10%, (ii) has a Tier I risk-based capital ratio of at least 6%, and (iii) is not subject to any written agreement order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. In addition, the FDIC has amended its prompt corrective action rules to reflect the revisions made by the joint final rule, or the “Final Capital Rule,” issued by the federal banking agencies implementing the Basel III capital standards and establishing the minimum capital levels required under the Dodd-Frank Act. Under the FDIC’s revised rules, which became effective January 1, 2015, an FDIC supervised institution is considered “well capitalized” if it (i) has a total risk-based capital ratio of 10.0% or greater; (ii) a Tier I risk-based capital ratio of 8.0% or greater; (iii) a common Tier I equity ratio of at least 6.5% or greater, (iv) a leverage capital ratio of 5.0% or greater; and (iv) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.
The Company and the Bank are currently considered “well capitalized” under all regulatory definitions.
Safety and Soundness Standards. The FDIA requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, risk management, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the federal banking agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the FDIA. See “-Regulatory Capital Requirements” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.
Dividend Restrictions
The Company is a legal entity separate and distinct from the Bank and our Wealth and Investment subsidiaries. The revenue of the Company (on a parent-only basis) is derived primarily from dividends paid to it by the Bank and our Wealth and Investment subsidiaries. The right of the Company, and consequently the right of shareholders of the Company, to participate in any distribution of the assets or earnings of the Bank and our Wealth and Investment subsidiaries through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the Bank (including depositors) and our Wealth and Investment subsidiaries, except to the extent that certain claims of the Company in a creditor capacity may be recognized.
Restrictions on Bank Holding Company Dividends. The Federal Reserve has the authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The Federal Reserve has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company’s net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. Further, when the Final Capital Rule comes into effect, the Company’s ability to pay dividends would be restricted if it does not maintain capital above the conservation buffer. See “-Capital Adequacy and Safety and Soundness -Regulatory Capital Requirements” above.
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

Consumer Protection Regulation
The Company and the Bank are subject to federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices, including the Equal Credit Opportunity Act, Fair Housing Act, Home Ownership Protection Act, Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”), the GLBA, the Truth in Lending Act, the CRA, the Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with clients when taking deposits, making loans, collecting loans and providing other services. Further, the Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”), which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The FDIC will examine the Bank for compliance with CFPB rules and will enforce CFPB rules with respect to the Bank.
Mortgage Reform. The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower’s ability to repay such mortgage loan and allows borrowers to assert violations of certain provisions of the Truth in Lending Act as a defense to foreclosure proceedings. Under the Dodd-Frank Act, prepayment penalties are prohibited for certain mortgage transactions and creditors are prohibited from financing insurance policies in connection with a residential mortgage loan or home equity line of credit. In addition, the Dodd-Frank Act prohibits mortgage originators from receiving compensation based on the terms of residential mortgage loans and generally limits the ability of a mortgage originator to be compensated by others if compensation is received from a consumer. The Dodd-Frank Act requires mortgage lenders to make additional disclosures prior to the extension of credit, in each billing statement and for negative amortization loans and hybrid adjustable rate mortgages.
Privacy and Customer Information Security. The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the Bank must provide its clients with an annual disclosure that explains its policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required or permitted by law, the Bank is prohibited from disclosing such information except as provided in such policies and procedures. The GLBA also requires that the Bank develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of client information (as defined under GLBA), to protect against anticipated threats or hazards to the security or integrity of such information and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any client. The Bank is also required to send a notice to clients whose “sensitive information” has been compromised if unauthorized use of the information is “reasonably possible.” Most states, including the states where the Bank operates, have enacted legislation concerning breaches of data security and the duties of the Bank in response to a data breach. Congress continues to consider federal legislation that would require consumer notice of data security breaches. In addition, Massachusetts has promulgated data security regulations with respect to personal information of Massachusetts residents. Pursuant to the FACT Act, the Bank has developed and implemented a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. Additionally, the FACT Act amends the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations.

Anti-Money Laundering
The Bank Secrecy Act. Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report to the U.S. Treasury any cash transactions involving more than $10,000. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), which amended the BSA, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions, such as the Bank, to adopt and implement additional policies or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity, currency transaction reporting, customer identity verification and customer risk analysis. In evaluating an application under Section 3 of the BHCA to acquire a bank or an application under the Bank Merger Act to merge banks or effect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the anti-money laundering compliance record of both the applicant and the target. In addition, under the USA PATRIOT Act, financial institutions are required to take steps to monitor their correspondent banking and private banking relationships as well as, if applicable, their relationships with “shell banks.”
OFAC. The U.S. has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”), take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial or other transactions relating to a sanctioned country, or with certain designated persons and entities; (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons); and (iii) restrictions on certain transactions with or involving certain persons or entities. Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences for the Company.
Regulation of Other Activities
Investment Management, Wealth Advisory, and Wealth Management and Trust. Certain subsidiaries of the Company are registered with the SEC as investment advisers under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, recordkeeping, operational, and disclosure obligations. Certain investment management, wealth advisory, and wealth management and trust subsidiaries of the Company are also subject to regulation under the securities laws and fiduciary laws of certain states.
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
Each of the mutual funds for which one or more of the Company’s investment management subsidiaries acts as sub-adviser is registered with the SEC under the Investment Company Act of 1940, as amended (the “1940 Act”). Shares of each such fund are registered with the SEC under the Securities Act, and the shares of each fund are qualified for sale (or exempt from such qualification) under the laws of each state and the District of Columbia to the extent such shares are sold in any of such jurisdictions. The Company is also subject to the Employee Retirement Income Security Act of 1974 (“ERISA”), and to regulations promulgated thereunder, insofar as it is a “fiduciary” under ERISA with respect to certain of its clients. ERISA and the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), impose certain duties on persons who are fiduciaries under ERISA and prohibit certain transactions by the fiduciaries (and certain other related parties) to such plans.
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
Volcker Rule Restrictions on Proprietary Trading and Sponsorship of Hedge Funds and Private Equity Funds. The Dodd-Frank Act bars banking organizations, such as the Company, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain circumstances, pursuant to a provision commonly referred to as the “Volcker Rule.” Under the Dodd-Frank Act, proprietary trading generally means trading by a banking entity or its affiliate for its trading account. Hedge funds and private equity funds are described by the Dodd-Frank Act as funds that would be registered under the 1940 Act but for certain enumerated exemptions. The Volcker Rule restrictions apply to the Company, the Bank, and all of their subsidiaries and affiliates.

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
State and Local Taxation
The Company and its affiliates are subject to the tax rate established in the states in which they do business. Substantially all of the Company’s taxable state and local income is derived from Massachusetts, California, Florida, New York, and the City of New York.
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
The Florida tax rate is 5.5% on taxable income apportioned to Florida. Florida’s taxable income is defined as federal taxable income subject to certain modifications. These modifications include income from federally tax exempt obligations and deductions for certain expenses allocated to federally tax exempt obligations.
The New York state tax rate is 7.1% on taxable income apportioned to New York (subject to various alternative minimum taxes that may be based on taxable assets, investment capital, alternative net income, a minimum taxable base, or a fixed dollar minimum), plus a surcharge for business operations in the Metropolitan Commuter Transportation district. New York taxable income is defined as federal taxable income subject to certain modifications. These modifications include an adjustment for interest expense attributable to subsidiary capital (for non-banking corporations), a deduction for 60% of dividends received from subsidiary capital (for banking corporations), income from federally tax exempt obligations, and deductions for certain expenses allocated to federally tax exempt obligations. Combined reporting is required starting in 2015. The New York state tax rate will decrease to 6.5% starting in 2016.
The New York City tax rate is 8.85% under the General Corporation Tax and 9.0% for banking corporations on taxable income apportioned to New York City (in each case subject to various alternative minimum taxes that may be based on taxable assets, investment capital, alternative net income, a minimum taxable base, or a fixed dollar minimum). New York City taxable income is defined as federal taxable income subject to certain modifications. These modifications include an adjustment for interest expense attributable to subsidiary capital (for non-banking corporations), a deduction for 60% of dividends received from subsidiary capital (for banking corporations), income from federally tax exempt obligations, and deductions for certain expenses allocated to federally tax exempt obligations.

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
Because our business is highly regulated, the laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. It is impossible to predict the competitive impact that any such changes would have on the banking and financial services industry in general or on our business in particular. Such changes may, among other things, increase the cost of doing business, limit permissible activities, or affect the competitive balance between banks and other financial institutions. The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes in light of government intervention in the financial services sector following the 2008 financial crisis. Other changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations. See Part I. Item 1. “Business - Supervision and Regulation.”
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

On December 10, 2013, pursuant to the Dodd-Frank Act, federal banking and securities regulators issued final rules to implement Section 619 of the Dodd-Frank Act, also known as the “Volcker Rule.” Generally, the Volcker Rule restricts banking organizations and their affiliated companies from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances. After a conformance period, which is currently set to end on July 21, 2015 (except for certain investments and activities existing before December 31, 2013), the Volcker Rule restrictions will apply to the Holding Company, the Bank and all of our subsidiaries.
The CFPB’s new qualified mortgage rule, as amended, or “QM Rule,” became effective on November 3, 2014. The QM Rule is designed to clarify how lenders can manage the potential legal liability under the Dodd-Frank Act which would hold lenders accountable for insuring a borrower’s ability to repay a mortgage. Loans that meet the definition of “qualified mortgage” will be presumed to have complied with the new ability-to-repay standard. The QM Rule on qualified mortgages and similar rules could limit the Bank’s ability to make certain types of loans or loans to certain borrowers, or could make it more expensive and time-consuming to make these loans, which could limit the Bank’s growth or profitability.
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
As of January 1, 2015, we are required to comply with the Final Capital Rule. The Final Capital Rule established a minimum common equity Tier I capital ratio of 6.5% of risk-weighted assets for a “well capitalized” institution and increased the minimum Tier I capital ratio for a “well capitalized” institution from 6% to 8%. Additionally, subject to a transition period, the Final Capital Rule requires an institution to maintain a 2.5% common equity Tier I capital conservation buffer above the minimum risk-based capital requirements for “adequately capitalized” institutions to avoid restrictions on the ability to pay dividends, discretionary bonuses, and to engage in share repurchases. If these requirements were in place at December 31, 2014, the Company would meet these minimum requirements. The Final Capital Rule permanently grandfathered trust preferred securities issued before May 19, 2010 for institutions with less than $15 billion in total assets as of December 31, 2009, subject to a limit of 25% of Tier I capital. The Final Capital Rule increased the required capital for certain categories of assets, including high volatility construction real estate loans and certain exposures related to securitizations; however, the Final Capital Rule retained the current capital treatment of residential mortgages. Under the Final Capital Rule, we may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If we do not make this election, unrealized gains and losses, net of taxes, will be included in the calculation of our regulatory capital. The Company plans to make this election.
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
The Private Banking Segment primarily serves individuals and smaller businesses located in three geographic regions: New England, San Francisco Bay, and Southern California. The ability of the Bank’s clients to repay their loans is impacted by the economic conditions in these areas.
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
A borrower’s default on its obligations under one or more Bank loans may result in lost principal and interest income and increased operating expenses as a result of the allocation of management time and resources to the collection and work-out of the loan. In certain situations, where collection efforts are unsuccessful or acceptable work-out arrangements cannot be reached, the Bank may have to charge-off the loan in whole or in part. In such situations, the Bank may acquire real estate or other assets, if any, which secure the loan through foreclosure or other similar available remedies. In such cases, the amount owed under the defaulted loan often exceeds the value of the assets acquired.
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
At December 31, 2014, our commercial loans, commercial real estate loans, and construction and land loans portfolios comprised 54% of total loans. Commercial loans generally carry larger loan balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. These loans may lack standardized terms and may include a balloon payment feature. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions, interest rates, and collateral values. Repayment of these loans is generally more dependent on the economy and the successful operation of a business. Because of the risks associated with commercial loans, we may experience higher rates of default than if the portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations.
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
Risks Related to Our Overall Business and Operations
Our business and earnings have been adversely affected, and may continue to be adversely affected, by the U.S. and international financial markets and economic conditions.
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
Third party vendors provide key components of our business infrastructure such as internet connections, network access and core application processing. While we have selected these third party vendors carefully, using established criteria and complying with applicable regulatory guidance to evaluate each vendor’s overall capabilities, financial stability, and internal control environment, we do not control their daily business environment and actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers, impair our ability to conduct our business efficiently and effectively, and/or result in regulatory action, financial loss, litigation, and loss of reputation. Replacing these third party vendors could also entail significant delay and expense.
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
We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations. However, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there were systems and procedures designed to ensure compliance in place at the time. For example, we are subject to regulations issued by the Office of Foreign Assets Control, or “OFAC,” that prohibit financial institutions from participating in the transfer of property belonging to the governments of certain foreign countries, designated nationals of those countries, and certain other persons or entities whose interest in property is blocked by OFAC-administered sanctions. OFAC may impose penalties for inadvertent or unintentional violations even if reasonable processes are in place to prevent the violations. There may be other negative consequences resulting from a finding of noncompliance, including restrictions on certain activities. Such a finding may also damage our reputation as described below and could restrict the ability of institutional investment managers to invest in our securities.
We face significant legal risks, both from regulatory investigations and proceedings and from private actions brought against us.
From time to time we are named as a defendant or are otherwise involved in various legal proceedings, including class actions and other litigation or disputes with third parties. There is no assurance that litigation with private parties will not increase in the future. Future actions against us may result in judgments, settlements, fines, penalties or other results adverse to us, which could materially adversely affect our business, financial condition or results of operations, or cause serious reputational harm to us. As a participant in the financial services industry, it is likely that we could experience a high level of litigation related to our businesses and operations.
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
We continue to consider the acquisition of other private banking, wealth management and trust, investment management, and wealth advisory companies. To the extent that we acquire other companies in the future, our business may be negatively impacted by certain risks inherent in such acquisitions. These risks include, but are not limited to, the following:

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

•	the risk that we will need to make significant investments in infrastructure, controls, staff, emergency backup facilities or other critical business functions that become strained by our growth;

•	the risk that management may divert its attention from other aspects of our business;

•	the risk that unanticipated costs relating to potential acquisitions could reduce our earnings per share;

•	the risk associated with entering into geographic and product markets in which we have limited or no direct prior experience;

•	the risk that we may assume potential liabilities of the acquired company as a result of the acquisition; and

•	the risk that an acquisition will dilute our earnings per share, in both the short and long term, or that it will reduce our regulatory and tangible capital ratios.
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
Pursuant to accounting principles generally accepted in the U.S. (“GAAP”), we are required to use certain assumptions and estimates in preparing our financial statements, including in determining loan loss reserves, reserves related to litigation, if any, and the fair value of certain assets and liabilities, among other items. If assumptions or estimates underlying our financial statements are incorrect, we may experience material fluctuations in our results of operations. For additional information, see Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.”
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
When the purchase price of an acquired business exceeds the fair value of its tangible assets, the excess is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2014, our goodwill and net intangible assets totaled $191.8 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we will be required to write down the value of these assets. Our goodwill and intangible assets are tested for impairment annually in the fourth quarter at the reporting unit level. In addition, an impairment test could be triggered between annual testing dates if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying amount. We last took an impairment charge in 2009. We cannot assure you that we will not be required to take further impairment charges in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results.
Our deferred tax assets may not ultimately be realized or our tax positions may be subject to challenge by taxing authorities.
Our deferred tax assets may provide significant future tax savings. Our use of these deferred tax benefits may depend on a number of factors including our ability to generate significant future taxable income; the character of that income (ordinary versus capital); the absence of a future ownership change that could limit or eliminate the tax benefits; the acceptance by the taxing authorities of the positions taken on our tax returns as to the amount and timing of our income and expenses; and future changes in laws or regulations relating to tax credits, tax deductions, and net operating losses. At December 31, 2014, our net deferred tax assets were $47.6 million.
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
We are a legal entity that is separate and distinct from the Bank and our Wealth and Investment subsidiaries and depend on dividends from the Bank and our Wealth and Investment subsidiaries to fund dividend payments on our common and preferred stock and to fund all payments on our other obligations. Our revenue (on a parent-only basis) is derived primarily from dividends paid to us by the Bank and our Wealth and Investment subsidiaries. Our right, and consequently the right of our shareholders, to participate in any distribution of the assets or earnings of the Bank and our Wealth and Investment subsidiaries through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the Bank (including depositors) and our Wealth and Investment subsidiaries, except to the extent that certain claims of ours in a creditor capacity may be recognized.
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
Provisions of Massachusetts law, the BHCA, and provisions of our articles of organization and by-laws could make it more difficult for a third party to acquire control of us or have the effect of discouraging a third party from attempting to acquire control of us. Our articles of organization authorize our board of directors to issue preferred stock without shareholder approval and such preferred stock could be issued as a defensive measure in response to a takeover proposal. These and other provisions could make it more difficult for a third party to acquire us, even if an acquisition might be in the best interest of our shareholders.

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 2.PROPERTIES
The Company and its subsidiaries primarily conduct operations in leased premises; however, the Bank owns two of its office locations. The Company’s headquarters are located at Ten Post Office Square, Boston, Massachusetts. The premises for our Wealth and Investment affiliates are generally located in the vicinity of the headquarters of such affiliates. See “Private Banking,” “Investment Management,” and “Wealth Advisory” in Part I. Item 1. “Business - General” for further detail.
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

I.Market for Common Stock
The Company’s common stock, par value $1.00 per share, is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “BPFH.” At February 23, 2015, there were 83,126,009 shares of common stock outstanding. The number of holders of record of the Company’s common stock as of February 23, 2015 was 1,066. The closing price of the Company’s common stock on February 23, 2015 was $12.66.
The following table sets forth the high and low sale prices for the Company’s common stock for the periods indicated, as reported by NASDAQ:

	High	Low
Year ended December 31, 2014
Fourth Quarter	$13.82	$11.40
Third Quarter	$13.74	$11.76
Second Quarter	$13.95	$11.69
First Quarter	$14.64	$11.43
Year ended December 31, 2013
Fourth Quarter	$12.66	$10.62
Third Quarter	$11.52	$10.07
Second Quarter	$10.71	$9.16
First Quarter	$10.05	$8.82

II.Dividends
The Company paid dividends on its common stock of $0.32 and $0.24 in 2014 and 2013, respectively. On January 21, 2015, the Company announced an increase in its quarterly dividend from $0.08 per share to $0.09 per share for the fourth quarter of 2014.
The Company is a legal entity separate and distinct from its affiliates. These affiliates are the principal assets of the Company and, as such, provide the main source of payment of dividends by the Company. See Part I. Item 1. “Business - Supervision and Regulation - Dividend Restrictions,” which is incorporated by reference herein, for a discussion of statutory restrictions on the payment of dividends by the Company and the Bank. The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. There are no such comparable statutory restrictions on the Company’s Investment Managers’ and Wealth Advisors’ ability to pay dividends.

III.Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding securities authorized for issuance under our equity compensation plans will be included in the definitive Proxy Statement (the “Proxy Statement”) for the 2015 Annual Meeting of Shareholders to be held on April 15, 2015 and is incorporated herein by reference.

IV.Recent Sales of Unregistered Securities
None.

V.Issuer Repurchases
None.

VI.Performance Graph
The Total Return Performance Graph set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company’s common stock, based on the market price of the Company’s common stock, with the total return on companies within the NASDAQ Composite Index and companies within the SNL $5B-$10B Bank Index. The calculation of cumulative return assumes a $100 investment in the Company’s common stock, the NASDAQ Composite Index, and the SNL $5B-$10B Bank Index on December 31, 2009. It also assumes that all dividends are reinvested during the relevant periods.
___________
Source: SNL

	Year Ending December 31,
	2009	2010	2011	2012	2013	2014
BPFH	$100.00	$114.23	$139.29	$158.76	$227.55	$249.23
NASDAQ Composite Index	100.00	118.15	117.22	138.02	193.47	222.16
SNL Bank $5B-$10B	100.00	108.48	107.66	126.64	195.38	201.25

ITEM 6.SELECTED FINANCIAL DATA
The following table represents selected financial data for the five fiscal years ended December 31. The data set forth below does not purport to be complete. It should be read in conjunction with, and is qualified in its entirety by, the more detailed information appearing elsewhere herein, including the Company’s Consolidated Financial Statements and related notes. All items presented below, if applicable, have been adjusted for discontinued operations related to the divestiture of DTC in 2012.

	2014	2013	2012	2011	2010
At December 31:		(In thousands, except share data)
Total balance sheet assets	$6,797,874	$6,437,109	$6,465,005	$6,049,372	$6,153,901
Assets of discontinued operations	—	—	—	10,676	10,208
Loans held for sale	7,099	6,123	308,390	12,069	9,145
Total loans (excluding loans held for sale)	5,269,936	5,112,459	4,814,136	4,651,228	4,481,347
Allowance for loan losses	75,838	76,371	84,057	96,114	98,403
Cash and investments (1)	1,175,610	1,034,236	1,050,025	1,091,564	1,335,216
Goodwill and intangible assets	191,800	130,784	135,054	138,749	144,161
Deposits	5,453,879	5,110,370	4,885,059	4,530,411	4,486,726
Deposits held for sale	—	—	194,084	—	—
Borrowed funds	507,009	575,970	668,087	834,671	1,027,925
Total shareholders’ equity	703,911	633,688	603,102	566,125	518,878
Nonperforming assets	45,111	45,538	64,361	73,212	119,916
Net loans (charged-off)/ recovered	5,867	2,314	(8,757)	(15,449)	(57,219)
Assets under management and advisory:
Wealth Management and Trust	$9,274,000	$4,565,000	$3,941,000	$3,571,000	$3,592,000
Investment Management	10,772,000	10,401,000	8,444,000	7,594,000	8,140,000
Wealth Advisory	9,883,000	9,336,000	8,052,000	6,994,000	6,844,000
Inter-company relationships	(22,000)	(22,000)	(20,000)	(19,000)	(19,000)
Total assets under management and advisory	$29,907,000	$24,280,000	$20,417,000	$18,140,000	$18,557,000
For The Year Ended December 31:
Net interest income	$179,701	$174,018	$183,276	$178,954	$180,760
Provision/ (credit) for loan losses	(6,400)	(10,000)	(3,300)	13,160	87,178
Net interest income after provision/ (credit) for loan losses	186,101	184,018	186,576	165,794	93,582
Fees and other income	140,798	136,341	115,113	118,911	106,262
Operating expense excluding restructuring	226,390	220,705	226,085	226,269	231,462
Restructuring expense	739	—	5,911	8,055	—
Income/ (loss) from continuing operations before income taxes	99,770	99,654	69,693	50,381	(31,618)
Income tax expense/ (benefit)	32,365	32,963	20,935	14,280	(19,491)
Net income/ (loss) from continuing operations	67,405	66,691	48,758	36,101	(12,127)
Net income/ (loss) from discontinued operations	6,160	7,792	7,635	6,184	3,743
Less: Net income attributable to noncontrolling interests	4,750	3,948	3,122	3,148	2,586
Net income/ (loss) attributable to the Company	$68,815	$70,535	$53,271	$39,137	$(10,970)
(Continued)

	2014	2013	2012	2011	2010
At December 31:		(In thousands, except share data)
Per Share Data:
Total diluted earnings/ (loss) per share	$0.79	$0.68	$0.61	$0.46	$(0.29)
Diluted earnings/ (loss) per share from continuing operations	$0.72	$0.59	$0.52	$0.39	$(0.34)
Weighted average basic common shares outstanding	78,921,480	77,373,817	76,019,991	75,169,611	71,321,162
Weighted average diluted common shares outstanding	80,879,231	78,753,524	76,973,516	75,481,028	71,321,162
Cash dividends per share	$0.32	$0.24	$0.04	$0.04	$0.04
Book value per share (2)	$7.91	$7.34	$6.92	$6.51	$6.04
Selected Operating Ratios:
Return/ (loss) on average assets	1.04%	1.13%	0.84%	0.64%	(0.18)%
Return/ (loss) on average common equity (3)	10.56%	11.73%	9.18%	7.27%	(2.63)%
Return/ (loss) on average tangible common equity (3)	13.79%	15.20%	12.01%	10.02%	(3.66)%
Efficiency ratio, FTE Basis (4)	67.19%	67.90%	72.27%	72.61%	76.94%
Net interest margin (5)	2.98%	3.05%	3.22%	3.25%	3.30%
Total fees and other income/ total revenue (6)	43.93%	43.93%	38.58%	39.92%	37.02%
Asset Quality Ratios:
Nonaccrual loans (excluding loans held for sale) to total loans (excluding loans held for sale)	0.84%	0.88%	1.26%	1.46%	2.35%
Nonperforming assets to total assets	0.66%	0.71%	1.00%	1.21%	1.95%
Allowance for loan losses to total loans (excluding loans held for sale)	1.44%	1.49%	1.75%	2.07%	2.20%
Allowance for loan losses to nonaccrual loans (excluding loans held for sale)	1.72	1.71	1.38	1.41	0.93
Other Ratios:
Dividend payout ratio	41%	35%	7%	9%	nm
Total equity to total assets ratio	10.35%	9.84%	9.33%	9.36%	8.43%
Tangible common equity to tangible assets ratio (non-GAAP) (7)	7.03%	7.22%	7.39%	7.12%	6.13%
Tier I common equity/ risk weighted assets (7)	9.76%	9.93%	8.73%	7.94%	6.65%
____________
nm - not meaningful

(1)	Cash and investments includes the following line items from the consolidated balance sheets: cash and cash equivalents, investment securities, and stock in Federal Home Loan Banks.

(2)	Book value per share is calculated by reducing the Company’s total equity by the preferred stock balance, then dividing that value by the total common shares outstanding as of the end of that period.

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
Reconciliations from the Company’s GAAP Return on Average Equity ratio to the Non-GAAP Return on Average Common Equity ratio, and the Non-GAAP Return on Average Tangible Common Equity ratio are presented below:

	2014	2013	2012	2011	2010
Total average shareholders’ equity	$666,216	$615,795	$579,990	$538,316	$572,881
LESS: Average Series C and D preferred stock (non-convertible)	(47,753)	(33,921)	—	—	(48,942)
Average common equity (non-GAAP)	618,463	581,874	579,990	538,316	523,939
LESS: Average goodwill and intangible assets, net (a)	(144,658)	(132,908)	(136,486)	(147,835)	(147,404)
Average Tangible Common Equity (non-GAAP)	473,805	448,966	443,504	390,481	376,535

Net income/ (loss) attributable to the Company	$68,815	$70,535	$53,271	$39,137	$(10,970)
Less: Dividends on Series C and D preferred stock	(3,475)	(2,297)	—	—	(2,809)
Net income/ (loss), after dividends on Series C and D preferred stock (non-GAAP)	$65,340	$68,238	$53,271	$39,137	$(13,779)

Return/ (loss) on Average Equity	9.81%	11.45%	9.18%	7.27%	(1.91)%
Return/ (loss) on Average Common Equity (non-GAAP)	10.56%	11.73%	9.18%	7.27%	(2.63)%
Return/ (loss) on Average Tangible Common Equity (non-GAAP)	13.79%	15.20%	12.01%	10.02%	(3.66)%
____________

(a)	Includes average goodwill and intangible assets of divested affiliates for years 2011 and 2010.

(4)
The Company calculates the Efficiency Ratio, Fully Taxable Equivalent (“FTE”) Basis by reducing operating expenses by amortization of intangibles and restructuring expense and increasing total revenue by the FTE adjustment. A reconciliation from GAAP efficiency ratio to Non-GAAP efficiency ratio (FTE basis) is presented below:

	2014	2013	2012	2011	2010
Total operating expense (GAAP)	$227,129	$220,705	$231,996	$234,324	$231,462
Less: Amortization of intangibles	4,836	4,327	4,369	4,800	5,050
Less: Restructuring expense	739	—	5,911	8,055	—
Total operating expense (excluding amortization of intangibles) (Non-GAAP)	$221,554	$216,378	$221,716	$221,469	$226,412

Net interest income	$179,701	$174,018	$183,276	$178,954	$180,760
Fees and other income	140,798	136,341	115,113	118,911	106,262
FTE income	9,249	8,326	8,384	7,158	7,247
Total revenue (FTE basis)	$329,748	$318,685	$306,773	$305,023	$294,269
Efficiency Ratio, before deduction of intangible amortization and restructuring expense (GAAP)	70.87%	71.11%	77.75%	78.67%	80.64%
Efficiency Ratio, FTE Basis (non-GAAP)	67.19%	67.90%	72.27%	72.61%	76.94%

(5)	Net interest margin represents net interest income on a fully-taxable equivalent basis as a percent of average interest-earning assets.

(6)	Total revenue is defined as net interest income plus fees and other income.

(7)
The Company calculates tangible assets by adjusting total assets to exclude goodwill and intangible assets. The Company calculates tangible common equity by adjusting total shareholders’ equity to exclude goodwill, intangible assets, and, the equity from the Series D preferred stock (non-convertible). The Company uses certain non-GAAP financial measures, such as the Tangible Common Equity to Tangible Assets ratio, to provide information for investors to effectively analyze financial trends of ongoing business activities, and to enhance comparability with peers across the financial sector. A reconciliation from the Company’s GAAP Total Shareholders’ Equity to Total Assets ratio to the Non-GAAP Tangible Common Equity to Tangible Assets ratio and to the Non-GAAP Tier I Common Equity to Risk Weighted Assets ratio is presented below:

	2014	2013	2012	2011	2010
Total balance sheet assets	$6,797,874	$6,437,109	$6,465,005	$6,049,372	$6,153,901
LESS: Goodwill and intangible assets, net (a)	(191,800)	(130,784)	(135,054)	(145,600)	(151,212)
Tangible assets (non-GAAP)	$6,606,074	$6,306,325	$6,329,951	$5,903,772	$6,002,689
Total shareholders’ equity	$703,911	$633,688	603,102	566,125	518,878
LESS: Goodwill and intangible assets, net (a)	(191,800)	(130,784)	(135,054)	(145,600)	(151,212)
Series D Preferred Stock (non-convertible)	(47,753)	(47,753)	—	—	—
Total adjustments	(239,553)	(178,537)	(135,054)	(145,600)	(151,212)
Tangible Common Equity (non-GAAP)	$464,358	$455,151	$468,048	$420,525	$367,666
Total Equity/Total Assets	10.35%	9.84%	9.33%	9.36%	8.43%
Tangible Common Equity/Tangible Assets (non-GAAP)	7.03%	7.22%	7.39%	7.12%	6.13%

Total Risk Weighted Assets (b)	$4,799,329	$4,668,531	$4,627,791	$4,234,280	$4,053,897
Tier I Common Equity (b)	$468,612	$463,627	$404,088	$336,073	$269,477
Tier I Common Equity/ Risk Weighted Assets (b)	9.76%	9.93%	8.73%	7.94%	6.65%
____________
(a)Includes goodwill and intangible assets of divested affiliates for years 2011 and 2010.

(b)	Risk Weighted Assets are calculated under current capital rules. Components of Tier I Common Equity, for all years presented, are based on the Final Capital Rules.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements, the notes thereto, and other statistical information included in this annual report.

Executive Summary
The Company offers a wide range of wealth management services to high net worth individuals, families, businesses and select institutions through its four reportable segments: Private Banking, Wealth Management and Trust, Investment Management, and Wealth Advisory. This Executive Summary provides an overview of the most significant aspects of our operating segments and the Company’s operations in 2014. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.
Net income attributable to the Company was $68.8 million for the year ended December 31, 2014, compared to net income of $70.5 million in 2013 and $53.3 million in 2012. The Company recognized diluted earnings per share of $0.79 for the year ended December 31, 2014, compared to diluted earnings per share of $0.68 in 2013 and $0.61 in 2012.
Key items that affected the Company’s 2014 results include:

▪
On October 2, 2014, the Bank completed the acquisition of Banyan. The transaction was paid for by a combination of cash and common stock in the Company. The operations of Banyan since the date of acquisition are included in the consolidated results of the Company for 2014. As a result of the acquisition, a new operating segment of the Company, Wealth Management and Trust, was created. The new segment is comprised of Boston Private Bank's existing wealth management and trust business, as well as the business activities of Banyan.

▪
Recurring fees and income, which includes investment management fees, wealth advisory fees, wealth management and trust fees, other banking fee income, and gain on sale of loans, net, for the year ended December 31, 2014 was $139.0 million, an increase of $16.3 million, or 13%, from 2013. The 2014 increase was due to increased fee-based revenue, primarily related to the Banyan acquisition and equity market appreciation.

▪
The Company recorded a credit to the provision for loan losses of $6.4 million for the year ended December 31, 2014, compared to a credit to the provision for loan losses of $10.0 million in 2013. The 2014 credit to the provision for loan losses was primarily due to net recoveries, the sale of commercial loans from the loan portfolio in the second quarter of 2014, continuing credit improvement, and changes in the composition of the loan portfolio, partially offset by loan growth in 2014.

▪
The Company recorded total operating expenses of $227.1 million for the year ended December 31, 2014, compared to total operating expenses of $220.7 million in 2013. The increase in expense in 2014 related to the acquisition of Banyan in the fourth quarter, which accounted for $7.4 million of operating expenses in 2014.

▪
The low interest rate environment continued to affect net interest income. Net interest margin (“NIM”) decreased seven basis points to 2.98% in 2014 from 3.05% in 2013, after decreasing 17 basis points from 3.22% in 2012. Net interest income for the year ended December 31, 2014 was $179.7 million, an increase of $5.7 million, or 3%, compared to 2013. The 2014 increase was due to higher yields on investments and the increase in volume of investments and the loan portfolio, partially offset by lower average yields on loans and higher volume of deposits.

▪
Assets under management and advisory (“AUM”) increased 23% during 2014 primarily due to the Bank's acquisition of Banyan in the fourth quarter of 2014, which added $4.3 billion in AUM. The increase was also due to $1.7 billion of market appreciation, partially offset by $0.3 billion of net outflows. The net outflows were driven by the Company's investment managers, while the wealth advisory segment and the newly-formed wealth management and trust segment both produced net inflows. Increases in AUM were experienced in all three segments.

Private Banking
The following table presents a summary of selected financial data for the Private Banking segment for 2014, 2013, and 2012.

	As of and for the year ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
	(In thousands)
Net interest income	$183,424	$178,199	$189,260	$5,225	3%	$(11,061)	(6)%
Fees and other income:
Gain on sale of Pacific Northwest offices	—	10,574	—	(10,574)	nm	10,574	nm
Other income	9,848	11,880	10,866	(2,032)	(17)%	1,014	9%
Total fees and other income	9,848	22,454	10,866	(12,606)	(56)%	11,588	nm
Total revenues	193,272	200,653	200,126	(7,381)	(4)%	527	—%
Provision/ (credit) for loan losses	(6,400)	(10,000)	(3,300)	3,600	(36)%	(6,700)	nm
Operating expenses	111,901	118,488	126,996	(6,587)	(6)%	(8,508)	(7)%
Restructuring expense	—	—	4,014	—	nm	(4,014)	(100)%
Income before income taxes	87,771	92,165	72,416	(4,394)	(5)%	19,749	27%
Income tax expense	29,032	30,958	24,337	(1,926)	(6)%	6,621	27%
Net income attributable to the Company	$58,739	$61,207	$48,079	$(2,468)	(4)%	$13,128	27%
Total loans (1)	$5,269,936	$5,112,320	$4,813,614	$157,616	3%	$298,706	6%
Assets	$6,610,422	$6,246,148	$6,265,338	$364,274	6%	$(19,190)	—%
Deposits (2)	$5,518,980	$5,153,707	$4,955,472	$365,273	7%	$198,235	4%
____________
nm - not meaningful

(1)
Loans presented in this table are loans from the Private Banking segment and do not include loans of Wealth and Investment affiliates or the Holding Company. Loans presented in this table also do not include loans held for sale.

(2)
Deposits presented in this table do not include intercompany eliminations related to deposits in the Bank from Wealth and Investment affiliates or the Holding Company. Deposits presented in this table also do not include deposits held for sale.

The Company’s Private Banking segment reported net income attributable to the Company of $58.7 million in the year ended December 31, 2014, compared to net income attributable to the Company of $61.2 million in 2013 and $48.1 million in 2012. The 2014 increase in net income, excluding the effect of the 2013 gain on sale of the Pacific Northwest offices, was due to decreased operating expenses, partially offset by lower revenues and a lower credit to the provision for loan losses. The 2013 increase in net income was due to the increased credit to the provision for loan losses, decreased operating expenses, the 2012 restructuring charge, and the gain on sale of the Pacific Northwest offices. These were partially offset by the decrease in net interest income.
In May 2013, the Company sold the Bank’s three offices in the Pacific Northwest region. This sale resulted in a gain on sale of $10.6 million.
Total loans at the Bank increased $0.2 billion, or 3%, to $5.3 billion, or 80% of total assets at the Bank, at December 31, 2014 from $5.1 billion, or 82% of total assets at the Bank, at December 31, 2013. A discussion of the Company’s loan portfolio can be found below in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio and Credit Quality.”
Deposits at the Bank increased $365.3 million, or 7%, to $5.5 billion in 2014 from $5.2 billion in 2013. A discussion of the Company’s deposits can be found below in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition.”

Wealth Management and Trust
The following table presents a summary of selected financial data for the Wealth Management and Trust segment for 2014, 2013, and 2012.

	As of and for the year ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
	(In thousands)
Wealth management and trust fees	$34,582	$26,547	$23,646	$8,035	30%	$2,901	12%
Other income	2	—	3	2	nm	(3)	(100)%
Total revenues	34,584	26,547	23,649	8,037	30%	2,898	12%
Operating expenses	28,662	20,733	18,347	7,929	38%	2,386	13%
Restructuring expense	739	—	—	739	nm	—	nm
Income before income taxes	5,183	5,814	5,302	(631)	(11)%	512	10%
Income tax expense	2,201	2,392	2,169	(191)	nm	223	nm
Net income attributable to the Company	$2,982	$3,422	$3,133	$(440)	(13)%	$289	9%
AUM	$9,274,000	$4,565,000	$3,941,000	$4,709,000	nm	$624,000	16%
____________
nm - not meaningful
The Company’s Wealth Management and Trust segment reported net income attributable to the Company of $3.0 million in the year ended December 31, 2014, compared to net income attributable to the Company of $3.4 million in 2013 and $3.1 million in 2012. The year-to-year changes are not comparable due to the acquisition of Banyan in 2014.
AUM increased $4.7 billion, or over 100%, to $9.3 billion at December 31, 2014 from $4.6 billion at December 31, 2013. In 2014, the increase in AUM was primarily the result of the acquisition of Banyan in the fourth quarter, which added $4.3 billion of AUM. In addition to the acquisition, the increase was the result of market appreciation of $0.3 billion and net flows of $0.1 billion. In 2013, the increase in AUM was primarily the result of market appreciation of $0.5 billion and net flows of $0.1 billion.

Investment Management
The following table presents a summary of selected financial data for the Investment Management segment for 2014, 2013, and 2012.

	As of and for the year ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
	(In thousands)
Investment management fees	$47,123	$43,816	$39,163	$3,307	8%	$4,653	12%
Other income and net interest income	18	79	69	(61)	(77)%	10	14%
Total revenues	47,141	43,895	39,232	3,246	7%	4,663	12%
Operating expenses	34,848	33,195	31,359	1,653	5%	1,836	6%
Income before income taxes	12,293	10,700	7,873	1,593	15%	2,827	36%
Income tax expense	4,078	3,493	2,688	585	17%	805	30%
Noncontrolling interests	2,519	2,164	1,599	355	16%	565	35%
Net income attributable to the Company	$5,696	$5,043	$3,586	$653	13%	$1,457	41%
AUM	$10,772,000	$10,401,000	$8,444,000	$371,000	4%	$1,957,000	23%
The Company’s Investment Management segment reported net income attributable to the Company of $5.7 million in the year ended December 31, 2014, compared to net income attributable to the Company of $5.0 million in 2013 and $3.6 million in 2012. The $0.7 million, or 13%, increase in 2014 was primarily due to an increase in investment management fees, partially offset by an increase in salaries and employee benefits expense and professional services expense. The increase in investment management fees was due to the increase in AUM.
AUM increased $0.4 billion, or 4%, to $10.8 billion at December 31, 2014 from $10.4 billion at December 31, 2013. In 2014, the increase in AUM was primarily the result of market appreciation of $1.1 billion, partially offset by net outflows of $0.7 billion. In 2013, the increase in AUM was primarily the result of market appreciation of $2.2 billion, partially offset by net outflows of $0.3 billion.

Wealth Advisory
The following table presents a summary of selected financial data for the Wealth Advisory segment for 2014, 2013, and 2012.

	As of and for the year ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
	(In thousands)
Wealth advisory fees	$48,082	$42,352	$37,659	$5,730	14%	$4,693	12%
Other income and net interest income	127	64	14	63	98%	50	nm
Total revenues	48,209	42,416	37,673	5,793	14%	4,743	13%
Operating expenses	33,213	29,588	28,001	3,625	12%	1,587	6%
Income before income taxes	14,996	12,828	9,672	2,168	17%	3,156	33%
Income tax expense	5,653	4,807	3,561	846	18%	1,246	35%
Noncontrolling interests	2,189	1,784	1,523	405	23%	261	17%
Net income attributable to the Company	$7,154	$6,237	$4,588	$917	15%	$1,649	36%
AUM	$9,883,000	$9,336,000	$8,052,000	$547,000	6%	$1,284,000	16%
The Company’s Wealth Advisory segment reported net income attributable to the Company of $7.2 million in the year ended December 31, 2014, compared to net income attributable to the Company of $6.2 million in 2013 and $4.6 million in 2012. The $0.9 million, or 15%, increase in 2014 was due to increased wealth advisory fee revenue partially offset by increased salaries and employee benefits, occupancy and equipment, and professional services expense.
AUM increased $0.5 billion, or 6%, to $9.9 billion at December 31, 2014 from $9.3 billion at December 31, 2013. In 2014, the increase in AUM was primarily the result of market appreciation of $0.3 billion and net inflows of $0.3 billion. In 2013, the increase in AUM was primarily the result of market appreciation of $1.0 billion and net inflows of $0.3 billion.
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
A loan (usually a commercial type loan) is considered impaired in accordance with ASC 310 when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured based on the fair value of the loan, expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, impairment may be determined based upon the observable market price of the loan, or the fair value of the collateral, less estimated costs to sell, if the loan is “collateral dependent.” For collateral dependent loans, appraisals are generally used to determine the fair value. When a collateral dependent loan becomes impaired, an updated appraisal of the collateral is obtained, if appropriate. Appraised values are generally discounted for factors such as the Bank’s intention to liquidate the property quickly in a foreclosure sale or the date when the appraisal was performed if the Bank believes that collateral values have declined since the date the appraisal was done. The Bank may use a broker opinion of value in addition to an appraisal to validate the appraised value. In certain instances, the Bank may use broker opinions of value while an appraisal is being prepared.
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
Valuation of Goodwill/Intangible Assets and Analysis for Impairment
The Company allocates the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Other intangible assets identified in acquisitions generally consist of advisory contracts, trade names, and non-compete agreements. The value attributed to advisory contracts is based on the time period over which they are expected to generate economic benefits. The advisory contracts are generally amortized over 8-15 years depending on the contract. Trade names are not amortized. Non-compete agreements are valued based on the expected receipt of future economic benefits protected by clauses in the non-compete agreements that restrict competitive behavior. Non-compete agreements are amortized over the life of the agreement, generally seven years. The Company’s non-compete agreements became fully amortized during 2013.
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
An entity may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill (“Step 0”). In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, an entity assesses relevant events and circumstances, such as the following:

•	Macroeconomic conditions such as a deterioration in general economic conditions, limitations on accessing capital, or other developments in equity and credit markets.

•
Industry and market considerations such as a deterioration in the environment in which an entity operates, an increased competitive environment, a decline in market-dependent multiples or metrics (consider in both absolute terms and relative to peers), a change in the market for an entity’s products or services, or a regulatory or political development.

•	Overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods.

•	Other relevant entity-specific events such as changes in management, key personnel, strategy, or customers; contemplation of bankruptcy; or litigation.

•
Events affecting a reporting unit such as a change in the composition or carrying amount of its net assets, a more-likely-than-not expectation of selling or disposing all, or a portion, of a reporting unit, the testing for recoverability of a significant asset group within a reporting unit, or recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

If, after assessing the totality of events or circumstances such as those described in the preceding paragraph, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the goodwill impairment test, as described below, are unnecessary.
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
The first step (“Step 1”) of impairment testing requires a comparison of each reporting unit’s fair value to its carrying value to identify potential impairment. The reporting units fall under one of the four segments: Private Banking, Wealth Management and Trust, Investment Management, and Wealth Advisory.
For the Private Banking segment, the Company utilizes a market approach to determine fair value. For the market approach, earnings and market capitalization multiples of comparable public companies are selected and applied to the Private Banking reporting unit’s applicable metrics.
For the Investment Management, Wealth Advisory, and Wealth Management and Trust segments, the Company utilizes both the income and market approaches to determine fair value. The income approach is primarily based on discounted cash flows derived from assumptions of income statement activity. For the market approach, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and revenue multiples of comparable companies are selected and applied to the financial services reporting unit’s applicable metrics.
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
Management considered the following items in evaluating the need for a valuation allowance:

▪	Cumulative pre-tax income, as adjusted for permanent book-to-tax differences, during the 2012 through 2014 period.

▪	Deferred tax assets are expected to reverse in periods when there will be taxable income.

▪	The Company projects sufficient future taxable income to be generated by operations during the available carryforward period.

▪	Certain tax planning strategies are available, such as reducing investments in tax-exempt securities.

▪	The Company has not had any operating loss or tax credit carryovers expiring unused in recent years.
The Company believes that it is more likely than not that the net deferred tax asset, excluding the net deferred tax asset on capital losses, will be realized based upon the ability to generate future taxable income, as well as the availability of current and historical taxable income. The net deferred tax asset at December 31, 2014 and 2013 is net of a valuation allowance for capital losses. Capital losses are deductible to the extent of offsetting capital gains and the Company does not anticipate that it will generate capital gains in future periods. Therefore, the Company has recorded a valuation allowance on capital losses in excess of capital gains as of December 31, 2014 and 2013.

Results of Operations
Comparison of Years Ended December 31, 2014, 2013 and 2012
Net Income. The Company recorded net income from continuing operations for the year ended December 31, 2014 of $67.4 million, compared to net income of $66.7 million and $48.8 million in 2013 and 2012, respectively. Net income attributable to the Company, which includes income from both continuing and discontinued operations, for the year ended December 31, 2014 was $68.8 million, compared to income of $70.5 million and $53.3 million in 2013 and 2012, respectively.
The Company recognized diluted earnings per share from continuing operations for the year ended December 31, 2014 of $0.72 per share, compared to earnings of $0.59 per share and $0.52 per share in 2013 and 2012, respectively. Diluted earnings per share attributable to common shareholders, which includes both continuing and discontinued operations, for the year ended December 31, 2014 was $0.79 per share, compared to earnings of $0.68 per share and $0.61 per share in 2013 and 2012, respectively. Net income from continuing operations in 2014, 2013 and 2012 was offset by charges that reduce income available to common shareholders. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 16: Earnings Per Share” for further detail on the charges made to arrive at income attributable to the common shareholder.
The Company’s 2014 earnings were positively impacted by the credit to the provision for loan losses, increases in fee-based revenue, and net interest income. These changes were partially offset by higher operating expenses, particularly salaries and employee benefits and occupancy and equipment expenses.
The Company’s 2013 earnings were positively impacted by the credit to the provision for loan losses, the gain on sale of the Pacific Northwest banking offices, increases in investment management fees, wealth management and trust fees, and wealth advisory fee revenues, and lower operating expenses. These changes were partially offset by lower net interest income.
The Company’s 2012 earnings were positively impacted by the credit to the provision for loan losses, an increase in wealth advisory fee revenue, and lower operating expenses. These changes were partially offset by lower net interest income and lower gains on sale of other real estate owned (“OREO”).
The following discussions are based on the Company’s continuing operations, unless otherwise stated.

The following table presents selected financial highlights:

	Year ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
	(In thousands)
Net interest income	$179,701	$174,018	$183,276	$5,683	3%	$(9,258)	(5)%
Provision/ (credit) for loan losses	(6,400)	(10,000)	(3,300)	3,600	(36)%	(6,700)	nm
Fees and other income:
Investment management fees	47,123	43,816	39,163	3,307	8%	4,653	12%
Wealth advisory fees	48,082	42,352	37,659	5,730	14%	4,693	12%
Wealth management and trust fees	34,582	26,547	23,646	8,035	30%	2,901	12%
Other banking fee income	7,033	7,463	5,663	(430)	(6)%	1,800	32%
Gain on sale of loans, net	2,158	2,519	3,225	(361)	(14)%	(706)	(22)%
Other income	1,820	13,644	5,757	(11,824)	(87)%	7,887	nm
Total fees and other income	140,798	136,341	115,113	4,457	3%	21,228	18%
Expenses:
Operating expenses	226,390	220,705	226,085	5,685	3%	(5,380)	(2)%
Restructuring expense	739	—	5,911	739	nm	(5,911)	(100)%
Total operating expenses	227,129	220,705	231,996	6,424	3%	(11,291)	(5)%
Income before income taxes	99,770	99,654	69,693	116	—%	29,961	43%
Income tax expense	32,365	32,963	20,935	(598)	(2)%	12,028	57%
Net income from continuing operations	67,405	66,691	48,758	714	1%	17,933	37%
Net income from discontinued operations	6,160	7,792	7,635	(1,632)	(21)%	157	2%
Less: Net income attributable to noncontrolling interests	4,750	3,948	3,122	802	20%	826	26%
Net income attributable to the Company	$68,815	$70,535	$53,271	$(1,720)	(2)%	$17,264	32%
________________
nm - not meaningful

Net Interest Income and Margin
Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference between the average rate earned on total interest-earning assets and the average rate paid on total interest-bearing liabilities. Net interest margin (“NIM”) is the amount of net interest income, on a fully taxable-equivalent (“FTE”) basis, expressed as a percentage of average interest-earning assets. The average rate earned on earning assets is the amount of annualized taxable equivalent interest income expressed as a percentage of average earning assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities. When credit quality declines and loans are placed on nonaccrual status, NIM can decrease because the same assets are earning less income. $38.9 million of loans that were graded substandard but were still accruing interest income at December 31, 2014 could be placed on nonaccrual status if their credit quality declines further.
Net interest income for the year ended December 31, 2014 was $179.7 million, an increase of $5.7 million, or 3%, compared to 2013, after a decrease of $9.3 million, or 5%, from 2012 to 2013. The increase for the year was due to higher yields on investments, higher volume in the investment and loan portfolios, lower average rates paid on the Company’s deposits and borrowings, and a decrease in the average volume of borrowings. This was partially offset by lower average yields on loans and an increase in the average volume of interest-bearing deposits. The NIM was 2.98%, 3.05%, and 3.22% for the years ended December 31, 2014, 2013, and 2012, respectively.
The following tables present the composition of the Company’s NIM on a FTE basis for the years ended December 31, 2014, 2013, and 2012; however, the discussion following these tables reflects non-FTE data.

	Year Ended December 31,
(In Thousands)	Average Balance			Interest Income/ Expense			Average Yield/ Rate
AVERAGE BALANCE SHEET:	2014	2013	2012	2014	2013	2012	2014	2013	2012
AVERAGE ASSETS	(In thousands)
Interest-Earning Assets:
Cash and Investments (1):
Taxable investment securities	$279,438	$221,677	$297,646	$3,162	$2,056	$3,860	1.13%	0.93%	1.30%
Non-taxable investment securities (2)	225,346	208,547	192,913	5,751	4,790	5,038	2.55%	2.30%	2.61%
Mortgage-backed securities	337,552	285,677	266,114	6,925	5,441	6,186	2.05%	1.90%	2.32%
Federal funds sold and other	285,783	230,542	239,371	1,359	970	734	0.47%	0.41%	0.30%
Total Cash and Investments	1,128,119	946,443	996,044	17,197	13,257	15,818	1.52%	1.40%	1.59%
Loans: (3)
Commercial and Construction (2)	2,846,042	2,717,707	2,706,444	126,830	125,427	134,755	4.40%	4.55%	4.98%
Residential	2,066,776	1,993,729	1,962,192	64,984	64,968	71,664	3.14%	3.26%	3.65%
Home Equity and Other Consumer	246,934	261,958	290,680	7,080	7,848	9,435	2.87%	3.00%	3.25%
Total Loans	5,159,752	4,973,394	4,959,316	198,894	198,243	215,854	3.82%	3.95%	4.35%
Total Earning Assets	6,287,871	5,919,837	5,955,360	216,091	211,500	231,672	3.41%	3.54%	3.89%
Less: Allowance for Loan Losses	76,990	81,924	97,094
Cash and Due from Banks (Non-interest Bearing)	39,381	41,402	56,022
Other Assets (4)	374,782	383,833	424,278
TOTAL AVERAGE ASSETS	$6,625,044	$6,263,148	$6,338,566
AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Interest-Bearing Deposits (5):
Savings and NOW	$578,827	$520,546	$500,084	$431	$430	$827	0.07%	0.08%	0.17%
Money Market	2,619,930	2,401,622	2,189,344	8,701	7,366	8,777	0.33%	0.31%	0.40%
Certificates of Deposits	611,285	633,759	810,590	4,970	5,599	8,036	0.81%	0.88%	0.99%
Total Interest-Bearing Deposits	3,810,042	3,555,927	3,500,018	14,102	13,395	17,640	0.37%	0.38%	0.50%
Junior Subordinated Debentures	106,363	125,756	167,786	3,872	4,408	6,258	3.59%	3.46%	3.73%
FHLB Borrowings and Other	503,995	527,377	663,165	9,167	11,353	16,114	1.79%	2.12%	2.43%
Total Interest-Bearing Liabilities	4,420,400	4,209,060	4,330,969	27,141	29,156	40,012	0.61%	0.69%	0.92%
Noninterest Bearing Demand Deposits	1,406,007	1,286,539	1,304,514
Payables and Other Liabilities (4)	111,664	133,592	103,271
Total Average Liabilities	5,938,071	5,629,191	5,738,754
Redeemable Noncontrolling Interests	20,757	18,162	19,822
Average Shareholders’ Equity	666,216	615,795	579,990
TOTAL AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY	$6,625,044	$6,263,148	$6,338,566
Net Interest Income - on a FTE Basis				$188,950	$182,344	$191,660
FTE Adjustment (2)				9,249	8,326	8,384
Net Interest Income (GAAP Basis)				$179,701	$174,018	$183,276
Interest Rate Spread							2.80%	2.85%	2.97%
Net Interest Margin							2.98%	3.05%	3.22%
________________________

(1)	Available-for-sale investment securities are shown in the average balance sheet at amortized cost.

(2)	Interest income on non-taxable investments and loans is presented on a FTE basis using statutory rates. The discussion following these tables reflects non-FTE data, except where noted.

(3)	Includes loans held for sale and nonaccrual loans.

(4)	Includes assets and liabilities of discontinued operations, if any.

(5)	Includes deposits held for sale, if any.

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

	2014 vs. 2013			2013 vs. 2012
	Change Due To			Change Due To
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Interest income on interest-earning assets:
Cash and investments (1)	$1,235	$2,369	$3,604	$(1,755)	$(673)	$(2,428)
Loans:
Commercial and construction (1)	(4,674)	5,490	816	(9,934)	531	(9,403)
Residential mortgage	(2,322)	2,338	16	(7,832)	1,136	(6,696)
Home equity and other consumer loans	(329)	(439)	(768)	(695)	(892)	(1,587)
Total interest and dividend income	(6,090)	9,758	3,668	(20,216)	102	(20,114)
Interest expense on interest-bearing liabilities:
Deposits:
Savings and NOW	$(44)	$45	$1	$(430)	$33	$(397)
Money market	636	699	1,335	(2,204)	793	(1,411)
Certificates of deposit	(435)	(194)	(629)	(811)	(1,626)	(2,437)
Borrowed funds	(1,733)	(989)	(2,722)	(2,158)	(4,453)	(6,611)
Total interest expense	(1,576)	(439)	(2,015)	(5,603)	(5,253)	(10,856)
Net interest income	$(4,514)	$10,197	$5,683	$(14,613)	$5,355	$(9,258)
____________

(1)	Interest income on non-taxable investments and loans is presented on a non-FTE basis in this Rate-Volume table. The discussion following this table also reflects non-FTE data, except where noted.
Net Interest Income. Net interest income increased 3% from 2013 to 2014, after decreasing 5% from 2012 to 2013. The increase in net interest income in 2014 was due to higher yields on investments, higher volume in the investment and loan portfolios, lower average rates paid on the Company’s deposits and borrowings, and a decrease in the average volume of borrowings, all of which was partially offset by lower average yields on loans and an increase in the average volume of interest-bearing deposits. The decline in net interest income in 2013 was primarily due to lower average yields on loans and investments and increased volume of deposits, partially offset by lower average rates paid on deposits and borrowings and a decrease in the volume of borrowings. These changes are discussed in more detail below.
The Company’s net interest margin, on a FTE basis, decreased seven basis points to 2.98% in 2014 from 3.05% in 2013, after decreasing 17 basis points in 2013 from 3.22% in 2012. The decrease in the Company’s net interest margin in 2014 and 2013 was primarily related to the lower interest rates earned on loans as borrowers refinance at lower current market rates and new loans originated at lower rates. Due to the already low market rates on deposits and borrowings, the decline in interest rates on loans cannot be completely offset by lower cost of funds.
Interest and Dividend Income. Interest and dividend income for the year ended December 31, 2014 was $206.8 million, an increase of $3.7 million, or 2%, compared to 2013, after a decrease of $20.1 million, or 9%, in 2013 from 2012. The 2014 increase was primarily due to higher volume of loans, higher volume and yields on investments, and lower rates paid and volume of borrowed funds, partially offset by lower loan yields and higher volume of deposits. The 2013 decrease was primarily due to lower loan yields in 2013, partially offset in 2013 by increased loan volume. Included in interest and dividend income was the amortization of loan fees, (net of deferred costs), of $(1.2) million, $(1.4) million, and $(0.9) million for the years ended December 31, 2014, 2013, and 2012, respectively.

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
Interest income on commercial loans (including construction loans), on a non-FTE basis, for the year ended December 31, 2014 was $119.6 million, an increase of $0.8 million, or 1%, compared to 2013, after decreasing $9.4 million, or 7%, in 2013 from 2012. The 2014 increase was primarily the result of a five percent increase in average balance, partially offset by a 17 basis point decrease in average yield. The 2013 decrease was primarily the result of a 37 basis point decrease in average yield and a flat average balance. The 2014 and 2013 decreases in the average yield were the result of market conditions leading to lower rates due to competition for higher quality loans as discussed below in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio and Credit Quality.” The 2014 increase in average balance was due to organic growth in the loan portfolio, primarily in commercial and industrial loans in all three regions. The 2013 average balance was consistent with the average balance in 2012, however the 2012 balance included loans from the three Pacific Northwest banking offices for the full year, while the 2013 average balance only included them through the close of the sale in May 2013.
Interest income on residential mortgage loans for the year ended December 31, 2014 was $65.0 million, flat as compared to 2013, after decreasing $6.7 million, or 9%, in 2013 from 2012. The 2014 income was primarily the result of a 12 basis point decrease in average yield, offset by a 4% increase in average balance. The 2013 decrease was primarily the result of a 39 basis point decrease in average yield, partially offset by a 2% increase in average balance. The 2014 and 2013 decreases in the average yields were primarily due to adjustable rate mortgage (“ARM”) loans repricing to lower rates, clients refinancing into lower rates and new loan originations at historically low rates. The declines in U.S. Treasury yields and the London Interbank Offered Rate (“LIBOR”), the indexes to which the ARMs are typically linked, have decreased the yields on these mortgage loans. The 2014 and 2013 increases in the average balances were due to the organic growth of the residential loan portfolio at the Bank.
Interest income on home equity and other consumer loans for the year ended December 31, 2014 was $7.1 million, a decrease of $0.8 million, or 10%, compared to 2013, after decreasing $1.6 million, or 17%, in 2013 from 2012. The 2014 decrease was primarily the result of a 13 basis point decrease in average yield and a 6% decrease in average balance. The 2013 decrease was primarily the result of a 25 basis point decrease in average yield and a 10% decrease in average balance. The 2014 and 2013 decreases in average yield were primarily due to lower market rates on consumer loans. The 2014 and 2013 decreases in average balances were primarily due to changes in average balances in consumer loans, which typically vary depending on client demand.
Investment income, on a non-FTE basis, for the year ended December 31, 2014 was $15.2 million, an increase of $3.6 million, or 31%, compared to 2013, after decreasing $2.4 million, or 17%, in 2013 from 2012. The 2014 increase was the result of a 19% increase in average balance and a 12 basis point increase in the average yield. The 2013 decrease was primarily the result of a 5% decrease in average balance and a 19 basis point decrease in the average yield. The changes in the average balances in 2014 and 2013 were primarily due to timing and volume of deposit balances as compared to the level of loans outstanding. The decrease in the average yields in 2013 was primarily due to lower yields on short-term liquid investments such as U.S. Government and Agency securities as well as longer term mortgage-backed securities and municipals. Investment decisions are made based on anticipated liquidity, loan demand, and asset-liability management considerations.
Interest expense. Interest expense on deposits and borrowings for the year ended December 31, 2014 was $27.1 million, a decrease of $2.0 million, or 7%, compared to 2013, after decreasing $10.9 million, or 27%, in 2013 from 2012.
Interest expense on deposits for the year ended December 31, 2014 was $14.1 million, an increase of $0.7 million, or 5%, compared to 2013, after decreasing $4.2 million, or 24%, in 2013 from 2012. The 2014 increase was primarily the result of a 7% increase in average balance and a two basis point increase in average rate paid on money market deposits, partially offset by decreases in average rates paid on other interest-bearing deposits and a 4% decrease in the average balance of certificates of deposit. The 2013 decrease was primarily the result of a 12 basis point decrease in average rate, partially offset by a 2% increase in average balance. While 2014 rates declined in two of the three categories of deposits and 2013 average rates declined in all three categories of deposits, the average balance increase was only experienced in money market accounts and savings accounts, whereas certificates of deposit in both years experienced decreases in average balance. The 2014 and 2013 decreases in the average rates paid were primarily due to the Bank’s ability to lower interest rates on savings accounts, certificates of deposit, and, in 2013, on money market deposits due to the low interest rate environment. The small increase in rates in 2014 on money market deposits was due to interest expense associated with pay-fixed interest rate hedges placed on brokered money deposits to protect the Bank against rising interest rates.

Interest paid on borrowings for the year ended December 31, 2014 was $13.0 million, a decrease of $2.7 million, or 17%, compared to 2013, after decreasing $6.6 million, or 30%, in 2013 from 2012. The 2014 decrease was primarily the result of a 33 basis point decrease in average rate paid and a 4% decrease in average balance on Federal Home Loan Banks (“FHLB”) borrowings and other, as well as a 15% decrease in average balance on junior subordinated debentures. This was partially offset by a 13 basis point increase in average rate paid on junior subordinated debentures related to the repurchase of junior subordinated debentures which had lower rates. The 2013 decrease was primarily the result of a 31 basis point decrease in average rate paid and a 20% decrease in average balance on FHLB borrowings and other, as well as a 27 basis point decrease in average rate paid and a 25% decrease in average balance on junior subordinated debentures. The 2014 and 2013 decreases in the average rate paid were primarily due to the higher-rate FHLB borrowings maturing and being replaced with current lower rates, the repurchase of a portion of the Company's junior subordinated debentures in 2013, and the prepayment of FHLB borrowings in 2013 and 2014.

Provision/ (credit) for loan losses. For the year ended December 31, 2014, the provision/ (credit) for loan losses was a credit of $6.4 million, compared to credits of $10.0 million and $3.3 million in 2013 and 2012, respectively. The 2014 credit to the provision for loan losses was primarily due to net recoveries, the sale of commercial loans from the loan portfolio in the second quarter of 2014, continuing credit improvement, and changes in the composition of the loan portfolio, partially offset by loan growth in 2014. The 2013 credit was due to reductions in criticized loans and net recoveries of $2.3 million on loans previously charged off, partially offset by increases due to loan growth.
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
Fees and other income. For the year ended December 31, 2014, fees and other income was $140.8 million, an increase of $4.5 million, or 3%, compared to 2013, after an increase of $21.2 million, or 18%, from 2012 to 2013. The 2014 increase is primarily due to increases in fee-based income including investment management fee income, wealth advisory fee income, and wealth management and trust fee income, and increased gain on sale of OREO. These changes were partially offset by the 2013 gain on sale of the Pacific Northwest banking offices, decreases in other income and lower gains on repurchase of debt and on sale of loans. The 2013 decrease is primarily due to the gain on sale of the Pacific Northwest banking offices, and increases in fee-based income including investment management fee income, wealth advisory fee income, wealth management and trust fee income, and other banking fee income. These changes were partially offset by decreases in gain on repurchase of debt and gain on sale of loans.
Investment management fee income for the year ended December 31, 2014 was $47.1 million, an increase of $3.3 million, or 8%, compared to 2013, after an increase of $4.7 million, or 12%, from 2012 to 2013. AUM at the Investment Managers increased $0.4 billion, or 4%, to $10.8 billion at December 31, 2014 from $10.4 billion at December 31, 2013. In 2014, the increase in AUM was primarily the result of market appreciation of $1.1 billion, partially offset by net outflows of $0.7 billion. Investment management fees are typically calculated based on a percentage of AUM. Changes in revenue generally lag one quarter behind changes in AUM. The 2013 increase in AUM was primarily the result of market appreciation of $2.2 billion, partially offset by net outflows of $0.3 billion
Wealth advisory fee income for the year ended December 31, 2014 was $48.1 million, an increase of $5.7 million, or 14%, compared to 2013, after an increase of $4.7 million, or 12%, from 2012 to 2013. AUM as of December 31, 2014, managed by the Wealth Advisors was $9.9 billion, an increase of $0.5 billion, or 6%, compared to December 31, 2013. AUM changes for the Wealth Advisors in 2014 were primarily the result of market appreciation of $0.3 billion and net inflows of $0.3 billion. AUM changes for the Wealth Advisors in 2013 were primarily the result of market appreciation of $1.0 billion and net inflows of $0.3 billion.
Wealth management and trust fee income for the year ended December 31, 2014 was $34.6 million, an increase of $8.0 million, or 30%, after an increase of $2.9 million, or 12%, from 2012 to 2013. AUM at the Bank increased $4.7 billion, or over 100%, to $9.3 billion at December 31, 2014 from $4.6 billion at December 31, 2013. In 2014, Boston Private Bank acquired Banyan, which added $4.3 billion in AUM. Excluding the acquisition of Banyan, AUM increased 6% as a result of market appreciation of $0.3 billion and net inflows of $0.1 billion. Wealth management and trust fees are typically calculated based on a percentage of AUM. In 2013, the increase in AUM was primarily the result of market appreciation of $0.5 billion and net inflows of $0.1 billion.

Gain on sale of loans for the year ended December 31, 2014 was $2.2 million, a decrease of $0.4 million, or 14%, compared to 2013, after decreasing $0.7 million, or 22%, from 2012 to 2013. During 2014, in addition to its regular practice of originating certain residential mortgage loans with the intent of immediately selling them, the Company sold $57.0 million of loans from its commercial loan portfolio, recognizing a $1.6 million gain on sale.
Gain/ (loss) on sale of OREO for the year ended December 31, 2014 was a gain of $1.0 million, compared to a loss of less than $0.1 million in 2013, after a $0.9 million decrease from the gain in 2012 to the loss in 2013. In 2014, there was a net transfer in to OREO of $0.3 million, related to three properties, one of which was fully charged-off at transfer. This compares to net transfers (out of)/into OREO of $(0.4) million and $2.7 million in 2013 and 2012, respectively. OREO properties are recorded at the lower of the recorded investment in the loan at the time of acquisition or the fair value, as established by a current appraisal, comparable sales, and other estimates of value obtained principally from independent sources, less estimated costs to sell. Gains or losses on the sale of OREO result from changes in value of the real estate from time of acquisition to the ultimate sale.
The Company recorded a gain on the sale of the Bank’s Pacific Northwest offices for the year ended December 31, 2013 of $10.6 million. The sale of the Bank’s three Pacific Northwest offices, which was announced in December 2012, was completed in May 2013.
Total Operating Expense. Total operating expense for the year ended December 31, 2014 was $227.1 million, an increase of $6.4 million, or 3%, compared to 2013, after a decrease of $11.3 million, or 5%, from 2012 to 2013. Included in operating expense were restructuring expenses of $0.7 million in 2014, $0 in 2013, and $5.9 million in 2012. Excluding the restructuring, operating expense for the year ended December 31, 2014 increased $5.7 million, or 3%, compared to 2013, after decreasing $5.4 million, or 2%, from 2012 to 2013.
Salaries and employee benefits expense, the largest component of operating expense, for the year ended December 31, 2014 was $146.6 million, an increase of $5.9 million, or 4%, compared to 2013, after a decrease of $3.1 million, or 2%, from 2012 to 2013. 75% of the increase in 2014 was due to the acquisition of Banyan. Other factors include higher variable, bonus and incentive compensation. The decrease in 2013 was primarily due to lower salaries, bonus, and stock grant expenses related to the sale of the Bank’s three offices in the Pacific Northwest and the efficiencies gained from the 2012 restructuring. These decreases were partially offset by increased performance- and commission-based compensation, and post-employment benefits.
Occupancy and equipment expense for the year ended December 31, 2014 was $31.0 million, an increase of $1.2 million, or 4%, compared to 2013, after a decrease of $1.0 million, or 3%, from 2012 to 2013. 69% of the increase in 2014 was due to the acquisition of Banyan. Other factors include increased rent and depreciation related to occupying new office space at some of the Company's affiliates. The decrease in 2013 was primarily related to a $1.5 million decrease in rent expense at the Bank, which was due to the sale of the three Pacific Northwest offices and savings on a renegotiated lease.
Professional services expense for the year ended December 31, 2014 was $12.5 million, an increase of $0.4 million, or 3%, compared to the same period in 2013 after a decrease of $1.0 million, or 8%, from 2012 to 2013. 79% of the increase in 2014 was due to the acquisition of Banyan. Other factors include the acceleration of certain fee-sharing arrangements in the investment management segment, partially offset by a decrease in legal and audit expenses. The decrease in 2013 was primarily due to decreases in legal services for general corporate and loan workout matters, as well as decreases in director and audit fees.
Marketing and business development expense for the year ended December 31, 2014 was $8.0 million, an increase of $0.9 million, or 13%, compared to 2013, after a decrease of $0.2 million, or 3%, from 2012 to 2013. The increase in 2014 was primarily related to additional marketing programs at the Bank, some of which related to the acquisition of Banyan.
Restructuring expense of $0.7 million was incurred in year ended December 31, 2014 related to the acquisition of Banyan. No restructuring expense was incurred in 2013, while $5.9 million was incurred in 2012 related to a senior executive restructuring at the Holding Company and Bank in order to create a more streamlined organization and to refine the Company’s cost base. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 2: Restructuring” for further detail.
Other expense for the year ended December 31, 2014 was $14.1 million, a decrease of $2.9 million, or 17%, compared to 2013, after remaining relatively flat from 2012 to 2013. The 2014 decrease was primarily due to lower prepayment penalties recognized in 2014.

Income Tax Expense. Income tax expense for continuing operations for the year ended December 31, 2014 was $32.4 million. The effective tax rate for continuing operations for the year ended December 31, 2014 was 32.4%, compared to effective tax rates of 33.1% and 30.0% in 2013 and 2012, respectively. The effective tax rate and expense for 2014 was lower than 2013 primarily due to an increase in earnings from tax-exempt investments, income tax credits and income attributable to noncontrolling interests. In addition, state and local income taxes for 2014 were lower than 2013 primarily due to the benefit of the New York tax law changes recognized in 2014 as compared to the expense for the settlement of the New York state tax audit recognized in 2013. These reductions were partially offset by an increase in unrecognized tax benefits in 2014 as a result of interactions with taxing authorities.  The effective tax rate for continuing operations for the years 2014 and 2013 were higher than 2012 primarily due to earnings from tax-exempt investments, state and local income taxes, income tax credits and income attributable to noncontrolling interests. These factors each have a different impact on the effective tax rate due primarily to the increase in income before taxes in years 2014 and 2013 as compared to 2012. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 17: Income Taxes” for further detail.
Net Income from Discontinued Operations. Net income from discontinued operations for the year ended December 31, 2014, was $6.2 million, a decrease of $1.6 million, or 21%, compared to 2013, after an increase of $0.2 million, or 2%, from 2012 to 2013. The 2014 decrease was primarily due to additional revenue received in 2013 from an affiliate divested in 2012 as part of the negotiated sale agreement. The 2013 increase was primarily due to additional revenue received from an affiliate divested in 2012 as part of the negotiated sale agreement. The majority of net income from discontinued operations relates to a revenue sharing agreement with Westfield which continues through December 2017.

Financial Condition

Condensed Consolidated Balance Sheets and Discussion

	December 31,		$ Change	% Change
	2014	2013
	(In thousands)
Assets:
Total cash and investments	$1,175,610	$1,034,236	$141,374	14%
Loans held for sale	7,099	6,123	976	16%
Total loans	5,269,936	5,112,459	157,477	3%
Less: allowance for loan losses	75,838	76,371	(533)	(1)%
Net loans	5,194,098	5,036,088	158,010	3%
Goodwill and intangible assets	191,800	130,784	61,016	47%
Other assets	229,267	229,878	(611)	—%
Total assets	$6,797,874	$6,437,109	$360,765	6%
Liabilities and Equity:
Deposits	$5,453,879	$5,110,370	$343,509	7%
Total borrowings	507,009	575,970	(68,961)	(12)%
Other liabilities	112,170	97,613	14,557	15%
Total liabilities	6,073,058	5,783,953	289,105	5%
Redeemable noncontrolling interests	20,905	19,468	1,437	7%
Total shareholders’ equity	703,911	633,688	70,223	11%
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$6,797,874	$6,437,109	$360,765	6%
Total Assets. Total assets increased $360.8 million to $6.8 billion at December 31, 2014 from $6.4 billion at December 31, 2013. This increase was due to the increase in loans and investments as well as the increase in goodwill and intangible assets due to the acquisition of Banyan.
Cash and Investments. Total cash and investments (consisting of cash and cash equivalents, investment securities, and stock in the FHLBs) increased $141.4 million, or 14%, to $1.2 billion, or 17% of total assets at December 31, 2014 from $1.0 billion, or 16% of total assets at December 31, 2013. The increase was due to the $138.3 million, or 20%, increase in available-for-sale securities, and the $28.7 million, or 26%, increase in held-to-maturity securities, partially offset by the $19.3 million, or 10%, decrease in cash and cash equivalents. The changes in cash and investments were the net result of short-term fluctuations in liquidity due to changes in levels of deposits, borrowings and loans outstanding. The purchase of the held-to-maturity securities provided the Bank with longer duration, higher yield investments.
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
Purchases of available-for-sale and held-to-maturity securities, net of investment maturities, principal payments, and sales, used $167.6 million of cash during the year ended December 31, 2014, compared to $123.4 million in net proceeds for the year ended December 31, 2013. Net proceeds are generally used to purchase new investments or fund a portion of loan growth. The timing of sales and reinvestments is based on various factors, including management’s evaluation of interest rate trends, credit risk, and the Company’s liquidity. The Company’s available-for-sale investment portfolio carried a total of $6.8 million of unrealized gains and $3.6 million of unrealized losses at December 31, 2014, compared to $4.5 million of unrealized gains and $7.6 million of unrealized losses at December 31, 2013. For information regarding the weighted average yield and maturity of investments, see Part II. Item 8. “Financial Statements and Supplementary Data - Note 4: Investment Securities.”
No impairment losses were recognized through earnings related to investment securities during the year ended December 31, 2014 and 2013. The amount of investment securities in an unrealized loss position greater than 12 months as well as the total amount of unrealized losses was not significant and was primarily due to movements in interest rates since the securities were purchased.
The Company had no intent to sell any securities in an unrealized loss position at December 31, 2014, and it was not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized losses.
The following table summarizes the Company’s carrying value (fair value) of available-for-sale investments at the dates indicated:

	December 31,
	2014	2013	2012
	(In thousands)
Available for sale:
U.S. government and agencies	$16,882	$2,288	$2,753
Government-sponsored entities	274,253	227,940	155,002
Municipal bonds	235,248	218,433	210,984
Mortgage-backed securities (1)	283,704	227,444	317,927
Other	19,906	15,624	12,634
Total available for sale	$829,993	$691,729	$699,300
______________________

(1)	All mortgage-backed securities are guaranteed by U.S. government agencies or government-sponsored entities.
Additionally, at December 31, 2014 and December 31, 2013, the Company held $140.7 million and $112.0 million, respectively, of held-to-maturity securities at amortized cost. All of the held-to-maturity securities were mortgage-backed securities which were guaranteed by U.S. government agencies or government-sponsored entities. No held-to-maturity securities were held at December 31, 2012.
Loans held for sale. Loans held for sale increased $1.0 million, or 16%, to $7.1 million at December 31, 2014 from $6.1 million at December 31, 2013. The balance of loans held for sale usually relates to the timing and volume of residential loans originated for sale and the ultimate sale transaction which is typically executed within a short-time following the loan origination. During 2014 and 2013, respectively, the Bank sold $57.0 million and $9.1 million of loans that had been held in the loan portfolio. The decision to sell these loans was made to improve the Bank’s liquidity and capital position as well as to give the Bank additional flexibility for more profitable and strategic future lending opportunities.
Goodwill and intangible assets, net. Goodwill and intangible assets increased $61.0 million, or 47%, to $191.8 million at December 31, 2014 from $130.8 million at December 31, 2013. The increase was due primarily to the Boston Private Bank acquisition of Banyan in the fourth quarter of 2014, partially offset by the amortization of intangible assets. The Company tests goodwill for impairment on an annual basis and between annual dates if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value, in accordance with ASC 350, Intangibles-Goodwill and Other. Management performed its annual goodwill impairment testing in the fourth quarter of 2014 and concluded at December 31, 2014 that there was no impairment, nor were there any triggering events during the year ended December 31, 2014.

Other. Other assets, consisting of OREO, premises and equipment, net, fees receivable, accrued interest receivable, deferred income taxes, net, and other assets, remained flat at $229.3 million at December 31, 2014 as compared to $229.9 million at December 31, 2013.
OREO increased $0.2 million, or 20%, to $0.9 million at December 31, 2014 from $0.8 million at December 31, 2013. In 2014, two properties were transferred into OREO, while two properties with carrying values of zero were sold. In 2013, one property was transferred into OREO, while six properties were sold, three of which were sold as part of the sale of the Pacific Northwest banking offices. The balance at December 31, 2014 represented four properties. The balance at December 31, 2013 represented four properties, one of which was fully written off.
Deferred income taxes, net decreased $7.8 million, or 14%, to $47.6 million at December 31, 2014 from $55.4 million at December 31, 2013. The decrease was primarily due to a decline in the gross deferred tax assets for allowance for loan losses and unrealized loss on investments and an increase in the gross deferred tax liability for goodwill and acquired intangible assets, partially offset by an increase in the gross deferred tax asset for deferred and accrued compensation. At December 31, 2014, no valuation allowance on the net deferred tax asset was required, other than for capital losses, due primarily to the expectation of future taxable income, the ability to carry back current taxable income, and the availability of historical taxable income.
Other assets, which consist primarily of Bank-owned life insurance (“BOLI”), prepaid expenses, investment in partnerships, the fair value of interest rate derivatives, and other receivables, increased $1.9 million, or 2%, to $120.0 million at December 31, 2014 from $118.0 million at December 31, 2013. The increase was primarily due to increases in prepaid expenses, derivatives, and BOLI, partially offset by decreases in security deposits and accounts receivable.
Deposits. Total deposits increased $343.5 million, or 7%, to $5.5 billion, at December 31, 2014 from $5.1 billion at December 31, 2013. Deposits are the principal source of the Bank’s funds for use in lending, investments, and liquidity. Certificates of deposits represented approximately 11% and 12% of total deposits at December 31, 2014 and December 31, 2013, respectively. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 10: Deposits” for further information.
The following table sets forth the average balances and interest rates paid on the Bank’s deposits:

	Year ended December 31, 2014
	Average Balance	Average Rate
	(In thousands)
Noninterest bearing deposits:
Checking accounts	$1,406,007	—%
Interest bearing deposits:
Savings and NOW	578,827	0.07%
Money market	2,619,930	0.33%
Certificates of deposit	611,285	0.81%
Total interest bearing deposits	$3,810,042	0.37%
Total deposits	$5,216,049	0.27%
Certificates of deposit in denominations of $100,000 or greater had the following schedule of maturities:

	December 31,
	2014	2013
	(In thousands)
Less than 3 months remaining	$145,359	$144,841
3 to 6 months remaining	101,264	131,236
6 to 12 months remaining	105,060	116,609
More than 12 months remaining	60,434	36,203
Total	$412,117	$428,889
Borrowings. Total borrowings (consisting of securities sold under agreements to repurchase, FHLB borrowings, and junior subordinated debentures) decreased $69.0 million, or 12%, to $0.5 billion at December 31, 2014 from $0.6 billion at December 31, 2013.

FHLB borrowings increased $2.9 million, or 1%, to $370.2 million at December 31, 2014 from $367.3 million at December 31, 2013. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth and to manage interest rate risk, but can also be used as an additional source of liquidity for the Bank. During 2014, the Company incurred prepayment penalties related to the prepayment of FHLB borrowings of approximately $0.8 million, as compared to $0.4 million in 2013. The purpose of these transactions was to reduce higher cost borrowings as liquidity from lower cost deposit growth exceeded loan growth in 2014.
Repurchase agreements decreased $71.9 million, or 70%, to $30.5 million at December 31, 2014 from $102.4 million at December 31, 2013. There were no prepayment penalties incurred on repurchase agreements in 2014, as compared to $1.4 million during 2013. Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature.
Other. Other liabilities, which consist primarily of accrued interest, accrued bonus, the fair value of interest rate derivatives, and other accrued expenses increased $14.6 million, or 15%, to $112.2 million at December 31, 2014 from $97.6 million at December 31, 2013. The increase was primarily due to an increase in bonus accruals, supplemental executive retirement plan (“SERP”) liability, and the unrealized loss on interest rate derivatives.

Loan Portfolio and Credit Quality
Loans. Total portfolio loans increased $157.5 million, or 3%, to $5.3 billion, or 78%, of total assets at December 31, 2014, from $5.1 billion, or 79%, of total assets at December 31, 2013. Increases in residential loans of $99.8 million, or 5%, commercial and industrial loans of $87.0 million, or 10%, and home equity and other consumer loans of $24.2 million, or 10%, were partially offset by a decrease in construction and land loans of $28.6 million, or 19% and commercial real estate loans of $25.0 million, or 1%. The change in commercial real estate loans includes the impact of the sale of $57.0 million of these loans during 2014.
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
Geographic concentration. The following table presents the Company’s outstanding loan balance concentrations at December 31, 2014 based on the location of the regional offices to which they are attributed.

	Commercial and Industrial		Commercial Real Estate		Construction and Land		Residential		Home Equity and Other Consumer
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
New England	$781,646	82%	$690,965	39%	$85,272	68%	$1,299,568	61%	$226,043	83%
San Francisco Bay	117,105	12%	619,222	34%	31,329	25%	462,497	22%	34,080	13%
Southern California	54,334	6%	478,216	27%	8,748	7%	370,030	17%	10,881	4%
Total	$953,085	100%	$1,788,403	100%	$125,349	100%	$2,132,095	100%	$271,004	100%

Loan Portfolio Composition. The following table sets forth the Bank’s outstanding loan balances for certain loan categories at the dates indicated and the percent of each category to total Bank loans. The table does not include immaterial loans at the Holding Company or at Wealth and Investment affiliates.

	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
Commercial loans (1)	$2,741,488	52%	$2,679,447	52%	$2,497,676	52%	$2,356,322	51%	$2,356,413	53%
Construction and land loans	125,349	2%	153,917	3%	137,570	3%	153,709	3%	150,702	3%
Residential loans	2,132,095	41%	2,032,294	40%	1,906,089	39%	1,823,403	39%	1,673,934	37%
Home equity, consumer, and other loans	271,004	5%	246,662	5%	272,279	6%	315,325	7%	297,378	7%
Subtotal Bank loans	5,269,936	100%	5,112,320	100%	4,813,614	100%	4,648,759	100%	4,478,427	100%
Less: Allowance for loan losses	75,838		76,371		84,057		96,114		98,403
Net Bank loans	$5,194,098		$5,035,949		$4,729,557		$4,552,645		$4,380,024
________________

(1)	Includes commercial and industrial loans and commercial real estate loans.
Commercial, Construction and Land Loans. Included within commercial loans are all commercial real estate loans, and commercial and industrial loans. Commercial real estate loans are generally acquisition financing for commercial properties such as office buildings, retail properties, apartment buildings, and industrial/warehouse space. Commercial and industrial loans include working capital and revolving lines of credit, term loans for equipment and fixed assets, and Small Business Administration (“SBA”) loans. Construction and land loans include loans for financing of new developments as well as financing for improvements to existing buildings.
Residential Loans. While the Bank has no minimum size for mortgage loans, it concentrates its origination activities in the “Jumbo” segment of the market. This segment consists of loans secured by single-family and one-to-four unit properties in excess of the amount eligible for purchase by the Federal National Mortgage Association, which was $417 thousand at December 31, 2014 for the “General” limit and $470 thousand to $626 thousand for single-family properties for the “High-Cost” limit, depending on which specific geographic region of the Bank’s primary market areas the loan was originated. The majority of the Bank’s residential loan portfolio, including jumbo mortgage loans, are ARMs. The ARM loans the Bank originates generally have a fixed interest rate for the first 3 to 7 years and then adjust annually based on a market index such as U.S. Treasury or LIBOR yields. ARM loans may negatively impact the Bank’s interest income when they reprice if yields on U.S. Treasuries or LIBOR are lower than the yields at the time of origination. If rates reset higher, the Bank could see increased delinquencies if clients’ ability to make payments is impacted by the higher payments.
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
Portfolio mix. The portfolio mix of the Bank’s loans as of December 31, 2014 remained stable as compared to prior years as evidenced by the Loan Portfolio Composition table presented above. Commercial loans, which include both commercial and industrial loans and commercial real estate loans, comprised 52% of the total loan portfolio as of December 31, 2014, unchanged from 52% as of December 31, 2013. Residential loans comprised 41% of the total loan portfolio as of December 31, 2014, up from 40% of the total loan portfolio as of December 31, 2013. Home equity, consumer, and other loans comprised 5% of the total loan portfolio, unchanged from 5% of the total loan portfolio as of December 31, 2013. Construction and land loans comprised 2% of the total loan portfolio as of December 31, 2014, down from 3% as of December 31, 2013.

The following table discloses the scheduled contractual maturities of loans in the Bank’s portfolio at December 31, 2014. Loans having no stated maturity are reported as due in one year or less. The following table also sets forth the dollar amounts of loans that are scheduled to mature after one year segregated between fixed and adjustable interest rate loans.

	Commercial, Construction and Land Loans (1)		Residential Loans		Home Equity, Consumer, and Other Loans		Total Bank Loans
	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent
	(In thousands)
Amounts due:
One year or less	$290,603	10%	$768	—%	$73,678	27%	$365,049	7%
After one through five years	1,163,612	41%	551	—%	80,732	30%	1,244,895	24%
Beyond five years	1,412,622	49%	2,130,776	100%	116,594	43%	3,659,992	69%
Total	$2,866,837	100%	$2,132,095	100%	$271,004	100%	$5,269,936	100%
Interest rate terms on amounts due after one year:
Fixed	$1,582,651	61%	$324,731	15%	$3,132	2%	$1,910,514	39%
Adjustable	993,583	39%	1,806,596	85%	194,194	98%	2,994,373	61%
Total	$2,576,234	100%	$2,131,327	100%	$197,326	100%	$4,904,887	100%
________________

(1)	Includes commercial and industrial loans, commercial real estate loans, and construction and land loans.
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
The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan and are further subject to competitive pressures, market rates, the availability of funds, and legal and regulatory requirements. At December 31, 2014, approximately 61% of the Bank’s outstanding loans due after one year had interest rates that were either floating or adjustable in nature. See Part II. Item 7A. “Quantitative and Qualitative Disclosures about Market Risk - Interest Rate Sensitivity and Market Risk.”

Allowance for Loan Losses. The following table is an analysis of the Company’s allowances for loan losses for the periods indicated:

	Year ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Total loans outstanding	$5,269,936	$5,112,459	$4,814,136	$4,651,228	$4,481,347
Average loans outstanding (1)	5,159,752	4,973,394	4,959,316	4,473,645	4,448,109
Allowance for loan losses, beginning of year	$76,371	$84,057	$96,114	$98,403	$68,444
Charged-off loans:
Commercial, construction, and land (2)	(4,977)	(3,030)	(13,984)	(24,308)	(66,017)
Residential	(263)	(2,008)	(2,944)	(1,507)	(571)
Home equity, consumer, and other	(56)	(379)	(257)	(1,609)	(151)
Total charged-off loans	(5,296)	(5,417)	(17,185)	(27,424)	(66,739)
Recoveries on loans previously charged-off:
Commercial, construction, and land (2)	8,787	7,669	7,739	11,807	9,346
Residential	2,152	24	472	100	34
Home equity, consumer, and other	224	38	217	68	140
Total recoveries	11,163	7,731	8,428	11,975	9,520
Net loans (charged-off)/ recoveries	5,867	2,314	(8,757)	(15,449)	(57,219)
Provision/(credit) for loan losses	(6,400)	(10,000)	(3,300)	13,160	87,178
Allowance for loan losses, end of year	$75,838	$76,371	$84,057	$96,114	$98,403
Net loans charged-off/ (recoveries) to average loans	(0.11)%	(0.05)%	0.18%	0.35%	1.29%
Allowance for loan losses to total loans	1.44%	1.49%	1.75%	2.07%	2.20%
Allowance for loan losses to nonaccrual loans (3)	1.72	1.71	1.38	1.41	0.93
________________________

(1)	Includes loans held for sale.

(2)	Includes commercial and industrial loans, and commercial real estate loans.

(3)	Excludes loans in the held for sale category that are on nonaccrual status.
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
The following table represents the allocation of the Bank’s allowance for loan losses and the percent of loans in each category to total loans as of the dates indicated:

	December 31,
	2014		2013		2012		2011		2010
	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
	(In thousands)
Loan category:
Commercial, construction and land (2)	$62,009	54%	$62,281	55%	$69,338	55%	$82,170	54%	$86,672	56%
Residential	10,374	41%	10,732	40%	10,892	39%	9,286	39%	7,449	37%
Home equity, consumer, and other	1,385	5%	1,342	5%	1,625	6%	2,684	7%	2,110	7%
Unallocated	2,070		2,016		2,202		1,974		2,172
Total allowance for loan losses	$75,838	100%	$76,371	100%	$84,057	100%	$96,114	100%	$98,403	100%
_________________

(1)	Percent refers to the amount of loans in each category as a percent of total loans.

(2)	Includes commercial and industrial loans, and commercial real estate loans.
The allowance for loan losses decreased $0.5 million from $76.4 million, or 1.49% of total loans, at December 31, 2013 to $75.8 million, or 1.44% of total loans, at December 31, 2014. The decline in the overall allowance for loan losses, as well as the decline in the ratio of allowance for loan losses to total loans, was primarily the result of overall positive credit quality trends, including net recoveries and the change in the composition of the loan portfolio, partially offset by additional allowance for loan losses related to the growth in the loan portfolio during the year.
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
The following table presents a summary of loans charged-off, net of recoveries, by geography, for the periods indicated. The geography assigned to the data is based on the location of the regional offices to which the loans are attributed.

	For the year ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Net loans (charged-off)/ recoveries:
New England	$(1,686)	$(2,422)	$(5,593)	$(3,532)	$(3,725)
San Francisco Bay	3,671	2,576	(2,768)	(14,979)	(54,858)
Southern California	3,882	2,160	289	4,066	1,753
Pacific Northwest	N/A	N/A	(685)	(1,004)	(389)
Total net loans (charged-off)/ recoveries	$5,867	$2,314	$(8,757)	$(15,449)	$(57,219)
Nonperforming assets. The Company’s nonperforming assets include nonaccrual loans and OREO. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of deeds in lieu of foreclosure.
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest in accordance with the contractual terms of the loan agreement is in doubt. Despite a loan having a current payment status, if the Bank has reason to believe it may not collect all principal and interest on the loan in accordance with the related contractual terms, the Bank will generally discontinue the accrual of interest income and will apply any future interest payments received to principal. Of the $44.2 million of loans on nonaccrual status as of December 31, 2014, $26.5 million, or 60%, had a current payment status, $2.5 million, or 6%, were 30-89 days past due, and $15.2 million, or 34%, were 90 days or more past due. Of the $44.8 million of loans on nonaccrual status as of December 31, 2013, $19.0 million, or 42%, had a current payment status, $2.7 million, or 6%, were 30-89 days past due, and $23.1 million, or 52%, were 90 days or more past due.
The Bank continues to evaluate the underlying collateral of each nonperforming loan and pursue the collection of interest and principal. Where appropriate, the Bank obtains updated appraisals on the collateral. Reductions in fair values of the collateral for nonaccrual loans, if they are collateral dependent, could result in additional future provision for loan losses depending on the timing and severity of the decline. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 5: Loan Portfolio and Credit Quality” for further information on nonperforming loans.
The Bank’s policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six consecutive months). For nonaccruing TDRs, a return to accrual status generally requires timely payments for a period of six months in accordance with restructured terms, along with meeting other criteria.
Delinquencies. The past due status of a loan is determined in accordance with its contractual repayment terms. All loan types are reported past due when one scheduled payment is due and unpaid for 30 days or more. Loans 30-89 days past due decreased $6.8 million, or 49%, to $7.0 million as of December 31, 2014 from $13.7 million as of December 31, 2013. Loan delinquencies decreased in all five of the Company's main loan categories during 2014. Loan delinquencies can be attributed to many factors, such as continuing weakness in, or deteriorating, economic conditions in the region the collateral is located, the loss of a tenant or lower lease rates for commercial borrowers, or the loss of income for consumers and the resulting liquidity impacts on the borrowers. Further deterioration in the credit condition of these delinquent loans could lead to the loans going to nonaccrual status and/or being downgraded. Downgrades would generally result in additional provision for loan losses. Past due loans may be included with accruing substandard loans.

In certain instances, although very infrequently, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans 90 days or more past due, but still accruing, as of December 31, 2014 and $0.1 million as of December 31, 2013.
Impaired Loans. When management determines that it is probable that the Bank will not collect all principal and interest on a loan in accordance with the original loan terms, the loan is considered impaired. Certain impaired loans may continue to accrue interest based on factors such as the restructuring terms, if any, the historical payment performance, the value of the collateral, and the financial condition of the borrower. Impaired commercial loans and impaired construction loans are typically, in accordance with ASC 310, individually evaluated for impairment. Large groups of smaller-balance homogeneous loans may be collectively evaluated for impairment. Such groups of loans may include, but are not limited to, residential loans, home equity loans, and consumer loans. However, if the terms of any of such loans are modified in a troubled debt restructuring, then such loans would be individually evaluated for impairment in the allowance for loan and lease losses.
Loans that are individually evaluated for impairment require an analysis to determine the amount of impairment, if any. For collateral dependent loans, impairment would be indicated as a result of the carrying value of the loan exceeding the estimated collateral value, less costs to sell, or, for loans not considered to be collateral dependent, the net present value of the projected cash flow, discounted at the loan's contractual effective interest rate. Generally, when a collateral dependent loan becomes impaired, an updated appraisal of the collateral, if appropriate, is obtained. If the impaired loan has not been upgraded to a performing status within a reasonable amount of time, the Bank will continue to obtain updated appraisals, as deemed necessary, especially during periods of declining property values. Normally, shortfalls in the analysis of collateral dependent loans would result in the impairment amount being charged-off to the allowance for loan losses. Shortfalls on cash flow dependent loans may be carried as specific allocations to the general reserve unless a known loss is determined to have occurred, in which case such known loss is charged-off. Based on the impairment analysis, the provision could be higher or lower than the amount of provision associated with a loan prior to its classification as impaired. See Part II. Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies” for detail on the Company’s treatment of impaired loans in the allowance for loan losses.
Impaired loans individually evaluated for impairment in the allowance for loan and lease losses totaled $62.3 million as of December 31, 2014, a decrease of $1.7 million, or 3%, compared to $64.1 million at December 31, 2013. As of December 31, 2014, $18.9 million of the individually evaluated impaired loans had $4.2 million in specific reserve allocations. The remaining $43.4 million of individually evaluated impaired loans did not have specific reserve allocations due to the adequacy of collateral, prior charge-offs taken, interest collected and applied to principal, or a combination of these items. As of December 31, 2013, $23.4 million of individually evaluated impaired loans had $2.0 million in specific reserve allocations, and the remaining $40.7 million of individually evaluated impaired loans did not have specific reserve allocations.
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. As of December 31, 2014 and 2013, TDRs totaled $44.8 million and $54.5 million, respectively. As of December 31, 2014, $24.3 million of the $44.8 million of TDRs were on accrual status. As of December 31, 2013, $28.4 million of the $54.5 million of TDR loans were on accrual status. As of December 31, 2014 and 2013, the Company had $0.3 million and $0.1 million, respectively, in commitments to lend additional funds to debtors for loans whose terms had been modified in a troubled debt restructuring.
The following table sets forth information regarding nonaccrual loans (including loans in the held for sale category), OREO, loans past due 90 days or more but still accruing, delinquent loans 30-89 days past due as to interest or principal held by the Bank, and TDRs at the dates indicated.

	December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Loans accounted for on a nonaccrual basis (3)	$44,182	$44,762	$60,745	$68,109	$105,465
Loans held for sale accounted for on a nonaccrual basis	—	—	—	—	1,526
OREO	929	776	3,616	5,103	12,925
Total nonperforming assets	$45,111	$45,538	$64,361	$73,212	$119,916
Loans past due 90 days or more, but still accruing	$—	$65	$3,556	$32	$—
Delinquent loans 30-89 days past due (1)	$6,960	$13,742	$46,376	$26,957	$24,745
Troubled debt restructured loans (2)	$44,768	$54,479	$54,533	$55,262	$20,123
Nonaccrual loans as a % of total loans (3)	0.84%	0.88%	1.26%	1.46%	2.35%
Nonperforming assets as a % of total assets	0.66%	0.71%	1.00%	1.21%	1.95%
Delinquent loans 30-89 days past due as a % of total loans (4)	0.13%	0.27%	0.96%	0.58%	0.55%
_____________________

(1)	Excludes 30-89 day delinquent loans held for sale of $0.3 million as of December 31, 2012.

(2)	Includes $20.5 million, $26.1 million, $27.8 million, $27.8 million, and $16.1 million also reported in nonaccrual loans as of December 31, 2014, 2013, 2012, 2011, and 2010 respectively.

(3)	Excludes loans held for sale on nonaccrual status of $1.5 million as of December 31, 2010.

(4)	Excludes loans past due 90 days or more, but still accruing, of $0.1 million, $3.6 million, and less than $0.1 million as of December 31, 2013, 2012, and 2011 respectively.

A rollforward of nonaccrual loans for the years ended December 31, 2014 and 2013 is presented in the table below:

	December 31,
	2014	2013
	(In thousands)
Nonaccrual loans, beginning of year	$44,762	$60,745
Transfers in to nonaccrual status	35,428	41,630
Transfers out to OREO	(297)	(105)
Transfers out to accrual status	(8,704)	(11,340)
Charge-offs	(5,285)	(5,319)
Paid off/ paid down	(21,722)	(40,849)
Nonaccrual loans, end of year	$44,182	$44,762

The following table presents a summary of credit quality by geography, based on the location of the regional offices:

	December 31,
	2014	2013
	(In thousands)
Nonaccrual loans:
New England	$26,205	$24,838
San Francisco Bay	13,430	14,016
Southern California	4,547	5,908
Total nonaccrual loans	$44,182	$44,762
Loans 30-89 days past due and accruing: (1)
New England	$6,572	$5,029
San Francisco Bay	375	3,029
Southern California	13	5,684
Total loans 30-89 days past due	$6,960	$13,742
Accruing substandard loans:
New England	$11,126	$13,304
San Francisco Bay	23,403	25,171
Southern California	4,331	3,540
Total accruing substandard loans	$38,860	$42,015
_____________________

(1)
In addition to loans 30-89 days past due and accruing, the Company had two loans totaling $0.1 million that were more than 90 days past due but still on accrual status as of December 31, 2013. These loans originated in the New England region. There were no loans that were more than 90 days past due but still on accrual status as of December 31, 2014.

The following table presents a summary of the credit quality by loan type. The loan type assigned to the credit quality data is based on the purpose of the loan.

	December 31,
	2014	2013
	(In thousands)
Nonaccrual loans:
Commercial and industrial	$2,129	$3,484
Commercial real estate	18,485	23,967
Construction and land	11,422	3,489
Residential	9,713	12,777
Home equity and other consumer	2,433	1,045
Total nonaccrual loans	$44,182	$44,762
Loans 30-89 days past due and accruing: (1)
Commercial and industrial	$723	$1,529
Commercial real estate	238	775
Construction and land	—	1,652
Residential	5,791	8,407
Home equity and other consumer	208	1,379
Total loans 30-89 days past due	$6,960	$13,742
Accruing substandard loans:
Commercial and industrial	$7,025	$8,177
Commercial real estate	19,072	19,857
Construction and land	—	589
Residential	10,253	12,810
Home equity and other consumer	2,510	582
Total accruing substandard loans	$38,860	$42,015
_____________________

(1)
In addition to loans 30-89 days past due and accruing, as of December 31, 2013, the Company had two construction and land loans totaling $0.1 million that were more than 90 days past due but still on accrual status. There were no loans that were more than 90 days past due but still on accrual status as of December 31, 2014.

Interest income recorded on nonaccrual loans and accruing TDRs and interest income that would have been recorded if the nonaccrual loans and accruing TDRs had been performing in accordance with their original terms for the full year or, if originated during the year, since origination are presented in the table below:

	Year ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Loans accounted for on a nonaccrual basis (1)	$44,182	$44,762	$60,745	$68,109	$106,991
Interest income recorded during the year on these loans (2)	1,202	512	1,452	1,576	3,951
Interest income that would have been recorded on these nonaccrual loans during the year if the loans had been performing in accordance with their original terms and had been outstanding for the full year or since origination, if held for part of the year	3,001	3,320	5,245	5,437	9,187
Accruing troubled debt restructured loans	24,305	28,398	26,680	27,433	3,983
Interest income recorded during the year on these accruing TDR loans (3)	1,094	1,194	1,128	1,222	nm
Interest income that would have been recorded on these accruing TDR loans during the year if the loans had been performing in accordance with their original terms and had been outstanding for the full year or since origination, if held for part of the year (3)	1,618	1,824	1,681	1,983	nm
___________

(1)	Includes loans held for sale on nonaccrual status of $1.5 million as of December 31, 2010.

(2)
Represents interest income recorded while loans were in a performing status, prior to being placed on nonaccrual status and any interest income recorded on a cash basis while the loan was on nonaccrual status.

(3)
Interest income on accruing TDRs was not meaningful (nm) for the period ended 2010. Interest income that would have been recorded on accruing TDRs during the year if the loans had been performing in accordance with their original terms and had been outstanding for the full year, or since origination if held for part of the year, was not material for the year ended 2010.

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
The Bank has identified approximately $38.9 million in potential problem loans at December 31, 2014, a decrease of $3.1 million, or 7%, as compared to $42.0 million at December 31, 2013. This decrease was primarily due to the amount of potential problem residential loans which declined $2.5 million, or 20%, to $10.3 million as of December 31, 2014 as compared to $12.8 million as of December 31, 2013. Numerous factors impact the level of potential problem loans including economic conditions and real estate values. These factors affect the borrower’s liquidity and, in some cases, the borrower’s ability to comply with loan covenants such as debt service coverage. When there is a loss of a major tenant in a commercial real estate building, the appraised value of the building generally declines. Loans may be downgraded when this occurs as a result of the additional risk to the borrower in obtaining a new tenant in a timely manner and negotiating a lease with similar or better terms than the previous tenant. In many cases, these loans are still current and paying as agreed, although future performance may be impacted.

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
At December 31, 2014, the Company’s cash and cash equivalents amounted to $172.6 million. The Holding Company’s cash and cash equivalents amounted to $44.6 million at December 31, 2014. Management believes that the Company and the Holding Company have adequate liquidity to meet their commitments for the foreseeable future.
Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At December 31, 2014, consolidated cash and cash equivalents and securities available for sale, less securities pledged against current borrowings, amounted to $0.9 billion, or 14% of total assets, an increase of $0.2 billion, or 20%, from balances at December 31, 2013. Future loan growth may depend upon the Company’s ability to grow its core deposit levels. In addition, the Company has access to available borrowings through the FHLB totaling $1.2 billion as of December 31, 2014 compared to $836.5 million at December 31, 2013. Combined, this liquidity totals $2.1 billion, or 31% of assets and 39% of total deposits as of December 31, 2014 compared to $1.6 billion, or 25% of assets and 31% of total deposits as of December 31, 2013.
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
Holding Company Liquidity. The Company and some of the Company’s majority-owned affiliates hold put and call options that would require the Company to purchase (and the majority-owned affiliates to sell) the remaining noncontrolling interests in these companies at the then fair value generally as determined by the respective agreements. At December 31, 2014, the estimated maximum redemption value for these affiliates related to outstanding put options was $20.9 million, all of which could be redeemed within the next 12 months, under certain circumstances, and is classified on the consolidated balance sheets as redeemable noncontrolling interests. These put and call options are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data - Note 14: Noncontrolling Interests.”
The Holding Company’s primary sources of funds are dividends from its affiliates and access to the capital and debt markets. The Holding Company recognized $6.2 million in net income from discontinued operations during the year ended December 31, 2014. The majority of this amount related to a revenue sharing agreement with Westfield. Other than the revenue sharing agreement with Westfield, divestitures are not ongoing sources of funds for the Holding Company. Dividends from the Bank are limited by various regulatory requirements relating to capital adequacy and retained earnings. See Part II. Item 5. “Market for Registrant’s Common Equity, Related Stockholders Matters, and Issuers Purchases of Equity Securities” for further details.
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
The Company is required to pay interest quarterly on its junior subordinated debentures. Since 2010, the Company has been a party to an interest rate swap to hedge a portion of the cash flow associated with a junior subordinated debenture which converted from a fixed rate to a floating rate on December 30, 2010. The estimated cash outlay for 2015 for the interest payments, including the effect of the cash flow hedge, is approximately $3.9 million based on the debt outstanding at December 31, 2014, and estimated LIBOR.
The Company presently plans to pay cash dividends on its common stock on a quarterly basis dependent upon a number of factors such as profitability, Holding Company liquidity, and the Company’s capital levels. However, the ultimate declaration of dividends by the board of directors of the Company will depend on consideration of, among other things, recent financial trends and internal forecasts, regulatory limitations, alternative uses of capital deployment, general economic conditions, and pending regulatory changes to capital requirements. Based on the current quarterly dividend rate of $0.09 per share, as announced by the Company on January 21, 2015, and estimated shares outstanding, the Company estimates the amount to be paid out in 2015 for dividends to common shareholders will be approximately $29.5 million. The estimated dividend payments in 2015 could increase or decrease if the Company’s board of directors voted to increase or decrease, respectively, the current dividend rate, and/or the number of shares outstanding changes significantly.
Based on the stock outstanding of 6.95% Non-Cumulative Perpetual Preferred Stock, Series D, and the dividend rate, the Company expects to pay $3.5 million in cash dividends on preferred stock in 2015. Although the rate of interest is set in the terms of the preferred stock, the quarterly preferred stock dividend payments are subject to approval by the Company’s board of directors.
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
From time to time, the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. At December 31, 2014, the Bank had unused federal fund lines of credit totaling $171.0 million with correspondent institutions to provide it with immediate access to overnight borrowings. At December 31, 2014 and 2013, the Bank had no outstanding borrowings under these federal funds lines.
The Bank has also negotiated brokered deposit agreements with several institutions that have nationwide distribution capabilities. At December 31, 2014, the Bank had $482.8 million of brokered deposits (net of premiums paid) outstanding under these agreements, compared to $376.6 million at December 31, 2013.
If the Bank was no longer able to utilize the FHLB for borrowing, collateral currently used for FHLB borrowings could be transferred to other facilities such as the Federal Reserve’s discount window. In addition, the Bank could increase its usage of brokered deposits. Other borrowing arrangements may have higher rates than the FHLB would typically charge.

Consolidated cash flow comparison for the years ended December 31, 2014 and 2013
Net cash provided by operating activities of continuing operations totaled $100.9 million and $106.4 million for the years ended December 31, 2014 and 2013, respectively. Cash flows from operating activities of continuing operations are generally the cash effects of transactions and other events that enter into the determination of net income of continuing operations. Cash provided by operating activities of continuing operations decreased $5.5 million from 2013 to 2014 due primarily to lower proceeds from the sale of loans held for sale, as the 2013 proceeds included those loans sold in conjunction with the sale of the three Pacific Northwest banking offices. These changes were partially offset by a lower number of loans originated for sale, the 2013 gain on the sale of the three Pacific Northwest banking offices and the decreased credit to the provision for loan losses in 2014 than in 2013.
Net cash used in investing activities of continuing operations totaled $368.2 million and $295.9 million for the years ended December 31, 2014 and 2013, respectively. Investing activities of the Company include certain loan activities, investment activities and capital expenditures. Cash used in investing activities of continuing operations increased $72.3 million from 2013 to 2014 and was due primarily to the $123.7 million in proceeds from the sale of the three Pacific Northwest banking offices in 2013, an increase in cash used to purchase investments, net of cash received from sales, maturities, redemptions, and principal payments on the Company’s investment securities in 2014 from 2013, and cash paid for the Boston Private Bank acquisition of Banyan. These changes were partially offset by a decrease in portfolio loans and proceeds from the sale of portfolio loans.
Net cash provided by financing activities of continuing operations totaled $241.9 million and $64.9 million for the year ended December 31, 2014 and 2013, respectively. Cash provided by financing activities of continuing operations increased

$177.0 million from 2013 to 2014. The increase in cash provided by financing activities related primarily to a higher net increase in deposits, the increase in FHLB borrowings from 2013 to 2014, the 2013 debt repurchases, and the 2013 net change in preferred stock. These changes were partially offset by increased repayments of securities sold under agreements to repurchase and increased dividend payments.
Net cash provided by operating activities of discontinued operations totaled $6.2 million for the year ended December 31, 2014, compared to cash provided by operating activities of discontinued operations of $7.8 million for the year ended December 31, 2013. Cash flows from operating activities of discontinued operations relate to the ongoing revenue sharing agreement with a divested affiliate.

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
Net cash used in investing activities of continuing operations totaled $295.9 million and $310.1 million for the years ended December 31, 2013 and 2012, respectively. Investing activities of the Company include certain loan activities, investment activities and capital expenditures. Cash used in investing activities of continuing operations decreased $14.2 million from 2012 to 2013 and was due primarily to a $258.2 million increase in cash used to expand the loan portfolio, and$123.7 million in proceeds from the sale of the three Pacific Northwest banking offices in 2013. These changes were partially offset by an increase in cash used to purchase investments, net of cash received from sales, maturities, redemptions, and principal payments on the Company’s investment securities in 2013 from 2012, and a decrease in proceeds from the sale of portfolio loans.
Net cash provided by financing activities of continuing operations totaled $64.9 million and $363.7 million for the years ended December 31, 2013 and 2012, respectively. Cash provided by financing activities of continuing operations decreased $298.9 million from 2012 to 2013. The decrease in cash provided by financing activities related primarily to a lower net increase in deposits, the 2013 net change in preferred stock, and increased dividends paid to shareholders. These changes were partially offset by decreased repayments of FHLB borrowings and the 2012 repurchase of the 5.44 million in stock warrants held by affiliates of The Carlyle Group and BPFH Director John Morton III in the first quarter of 2012. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 15: Equity” for additional details on the repurchase of the warrants.
Net cash provided by operating activities of discontinued operations totaled $7.8 million for the year ended December 31, 2013, compared to net cash used in operating activities of discontinued operations of $5.6 million for the year ended December 31, 2012. Cash flows from operating activities of discontinued operations primarily relate to the ongoing revenue sharing agreement with a divested affiliate as well as to the operating activities of DTC in 2012.

Capital Resources
Total shareholders’ equity at December 31, 2014 was $703.9 million, compared to $633.7 million at December 31, 2013, an increase of $70.2 million, or 11%. The increase in shareholders’ equity was primarily the result of net income , the issuance of common stock in conjunction with the Bank's acquisition of Banyan, and stock compensation, partially offset by dividends paid and the change in other comprehensive income/ (loss).
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

To be categorized as “well capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the regulatory capital and capital ratios table. In addition, the Company and the Bank cannot be subject to any written agreement, order or capital directive or prompt corrective action to be considered “well capitalized.” Both the Company and the Bank maintain capital at levels that would be considered “well capitalized” as of December 31, 2014 under the applicable regulations. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 24: Regulatory Matters” for additional details, including the regulatory capital and capital ratios table.

Contractual Obligations
The schedules below present a detail of the maturities of the Company’s contractual obligations and commitments as of December 31, 2014. See Part II. Item 8. “Financial Statements and Supplementary Data - Notes 11 through 13” for terms of borrowing arrangements and interest rates.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Federal Home Loan Bank Borrowings	$370,150	$81,960	$192,108	$58,093	$37,989
Securities sold under agreements to repurchase	30,496	30,496	—	—	—
Junior subordinated debentures	106,363	—	—	—	106,363
Operating lease obligations	139,727	17,892	32,238	25,411	64,186
Deferred compensation and benefits (1)	27,844	4,644	4,476	8,516	10,208
Data processing	6,465	6,316	149	—	—
Bonus and commissions	11,196	11,196	—	—	—
Severance accrual	739	739	—	—	—
Other long-term obligations	679	395	215	69	—
Total contractual obligations at December 31, 2014	$693,659	$153,638	$229,186	$92,089	$218,746
___________

(1)	Includes supplemental executive retirement plans, deferred compensation plan, salary continuation plans, long term incentive plans, and split dollar life insurance.
The amounts below related to commitments to originate loans, unused lines of credit, and standby letters of credit are at the discretion of the client and may never actually be drawn upon. The contractual amount of the Company’s financial instruments with off-balance sheet risk are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Unadvanced portion of loans, unused lines of credit, and commitments to originate loans	$1,258,560	$534,305	$396,800	$19,566	$307,889
Standby letters of credit	33,685	33,631	54	—	—
Forward commitments to sell loans	18,977	18,977	—	—	—
Total commitments at December 31, 2014	$1,311,222	$586,913	$396,854	$19,566	$307,889

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
Unlike many industrial companies, substantially all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company’s performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation. See Part II. Item 7A. “Quantitative and Qualitative Disclosures about Market Risk - Interest Rate Sensitivity and Market Risk.”

Recent Accounting Pronouncements
In January 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-04, Receivables - Troubled Debt Restructuring by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments to this update are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 and interim periods within annual periods beginning after December 15, 2015. The Company does not expect this ASU to have a material effect on its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), amending the ASC and creating a new Topic 606, Revenue from Contracts with Customers. This issuance was part of the joint project between the FASB and the International Accounting Standards Board to clarify the principles of recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The impact of ASU 2014-09 on the Company’s consolidated financial statements is not yet known.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity and Market Risk
The Company considers interest rate risk to be a significant market risk for the Bank. Interest rate risk is the exposure to adverse changes in the net income of the Company as a result of changes in interest rates. Consistency in the Company’s earnings is related to the effective management of interest rate-sensitive assets and liabilities due to changes in interest rates, and on the degree of fluctuation of investment management fee income due to movements in the bond and equity markets.
Fee income from investment management, wealth advisory, and wealth management and trust services is not directly dependent on market interest rates and may provide the Company a relatively stable source of income in varying market interest rate environments. However, this fee income is generally based upon the value of AUM and, therefore, can be significantly affected by changes in the values of equities and bonds. Furthermore, performance fees and partnership income earned by some of the Company’s affiliates, as managers of limited partnerships, are directly dependent upon short-term investment performance that can fluctuate significantly with changes in the capital markets. The Company does not have any trading operations for its own account.
In addition to directly impacting net interest income (“NII”), changes in the level of interest rates can also affect (i) the amount of loans originated and sold by the Company, (ii) the ability of borrowers to repay adjustable rate loans, (iii) the average maturity of loans and mortgage-backed securities, (iv) the rate of amortization of premiums paid on securities and, (v) the amount of unrealized gains and losses on securities available for sale.
The principal objective of the Bank’s asset/liability management (“ALM”) is to maximize profit potential while minimizing the vulnerability of its operations to changes in interest rates by means of managing the ratio of interest rate-sensitive assets to interest rate-sensitive liabilities within specified maturities or repricing dates. The Bank’s actions in this regard are taken under the guidance of its Asset/Liability Committee (“ALCO”), which is composed of members of the Bank’s senior management. This committee is actively involved in formulating the economic assumptions that the Bank uses in its financial planning and budgeting process and establishes policies which control and monitor the sources, uses and pricing of funds. The Bank may utilize hedging techniques to reduce interest rate risk. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 9: Derivatives and Hedging Activities” for additional information.
ALCO primarily manages interest rate risk by examining detailed simulations that model the impact various interest rate environments may have on NII and which take into account the re-pricing, maturity and prepayment characteristics of individual products and investments. ALCO most directly looks at the impact of parallel ramp scenarios over one-year and two-year horizons in which market interest rates are gradually increased or decreased up to 200 basis points. These particular simulation results, along with complementary other analyses that model interest rate shocks and economic value of equity (“EVE”), are reviewed to determine whether the exposure of NII to interest rate changes is within risk limits set and monitored at both the ALCO and Board levels. While ALCO and ALM practitioners review simulation assumptions to ensure reasonability, future results are not fully predictable. Both market assumptions and the actual re-pricing, maturity, and prepayment characteristics of individual products may differ from the estimates used in the simulations.
The Bank was in compliance with its applicable guidelines at all times during the year. ALCO reviews the results with regard to the established tolerance levels and recommends appropriate strategies to manage this exposure.
The following table presents the estimated impact of interest rate changes on pro-forma NII for the Company over a 12-month period:

	Twelve months beginning 1/1/2015
	$ Change	% Change
	(In thousands)
Parallel Ramp Up 200 basis points, no deposit pricing lag	$(9,102)	(5.15)%
Parallel Ramp Up 200 basis points, 3-month deposit pricing lag	$593	0.34%
Down Parallel Ramp 100 basis points, 3-month MMDA deposit pricing lag	$(1,097)	(0.62)%

	Twelve months beginning 1/1/2014
	$ Change	% Change
	(In thousands)
Parallel Ramp Up 200 basis points, no deposit pricing lag	$(7,923)	(4.51)%
Down Parallel Ramp100 basis points, 3-month MMDA deposit pricing lag	$(792)	(0.45)%

Model Methodologies

•
The base model is built as a static balance sheet simulation. Growth and/or contraction are not incorporated into the base model to avoid masking of the inherent interest rate risk in the balance sheet as it stands at a point in time, however, balance sheet adjustments may be incorporated into the model to reflect anticipated changes in certain balance sheet categories.

•
The model utilizes the FHLB, LIBOR, and Treasury yield curves in effect as of December 31, 2014. Other market rates used in this analysis include the Prime rate and Federal Funds rate, which were 3.25% and 0.25% respectively, at December 31, 2014. All interest rate changes are assumed to occur in the first 12 months and remain flat thereafter. Federal Funds and Treasury yields are floored at 0.01% while Prime is floored at 3.00%. All other market rates (LIBOR, FHLB, brokered certificates of deposit (“CD”)) are floored at 0.25% to reflect credit spreads. All points on the Treasury yield curve increase/decrease congruently.

•
In 2014, deposit beta assumptions were raised for most Money Market Depository Accounts (“MMDAs”), with those betas being in the 60-70% range depending on product and tier.  All else equal, this assumption change increases modeled interest rate risk.

•
Historically, rising interest rate environments were modeled without making the assumption that deposit prices would lag changes to the Fed Funds rate. Declining interest rate environments have been, and currently remain, reported using a 3-month lag on MMDA pricing.

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
At December 31, 2014, the Company’s overall balance sheet in the short-term was, in theory, liability sensitive. The actual ability to reprice certain interest-bearing liabilities depends on other factors in addition to the movement of interest rates. These factors include competitor’s pricing, the current rate paid on interest-bearing liabilities, and alternative products offered in the financial market place. Most importantly, non-maturity deposits do not have a formal re-pricing date and are priced based on management discretion.  They are gapped as though they may  re-price immediately when, in fact, they may not. The Bank does not attempt to perfectly match interest rate sensitive assets and liabilities and will selectively mismatch its assets and liabilities to a controlled degree when management considers such a mismatch both appropriate and prudent.
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

The following table presents the repricing schedule for the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2014:

	Within Three Months	Over Three to Six Months	Over Six to Twelve Months	Over One Year to Five Years	Over Five Years	Total
	(In thousands)
Interest-earning assets (1):
Interest bearing cash	$129,766	$—	$—	$—	$—	$129,766
Investment securities	74,498	56,597	125,060	511,272	203,293	970,720
FHLB stock	32,281	—	—	—	—	32,281
Loans held for sale (2)	7,099	—	—	—	—	7,099
Loans—Fixed rate (5)	91,687	105,972	171,855	1,170,877	464,803	2,005,194
Loans—Variable rate	1,004,420	365,926	321,947	1,345,984	226,465	3,264,742
Total interest-earning assets	$1,339,751	$528,495	$618,862	$3,028,133	$894,561	$6,409,802
Interest-bearing liabilities (3):
Savings and NOW accounts (4)	$620,687	$—	$—	$—	$—	$620,687
Money market accounts (4) (5)	2,816,928	—	—	—	—	2,816,928
Certificates of deposit	171,157	126,109	121,654	162,407	16,511	597,838
Securities sold under agreements to repurchase	30,496	—	—	—	—	30,496
FHLB borrowings	956	16,967	67,655	247,463	37,109	370,150
Junior subordinated debentures (5)	103,093	—	—	—	3,270	106,363
Total interest-bearing liabilities	$3,743,317	$143,076	$189,309	$409,870	$56,890	$4,542,462
Net interest sensitivity gap during the period	$(2,403,566)	$385,419	$429,553	$2,618,263	$837,671	$1,867,340
Cumulative gap	$(2,403,566)	$(2,018,147)	$(1,588,594)	$1,029,669	$1,867,340
Interest-sensitive assets as a percent of interest-sensitive liabilities (cumulative)	35.79%	48.07%	61.02%	122.96%	141.11%
Cumulative gap as a percent of total assets	(35.36)%	(29.69)%	(23.37)%	15.15%	27.47%
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

(2)	Loans held for sale are typically sold within three months of origination.

(3)	Does not include $1.4 billion of demand accounts because they are non-interest bearing.

(4)	While savings, NOW and money market accounts can be withdrawn any time, management believes they have characteristics that make their effective maturity longer.

(5)
Does not include the economic effect of hedges. Our hedges are designed to protect our net interest income from interest rate changes on certain loans, deposits and borrowings. The interest rate sensitivity table reflects the sensitivity at current interest rates. As a result, the notional amount of our hedges are not included in the table. For additional information on our Derivatives, see Part II. Item 8. “Notes to Consolidated Financial Statements - Note 9: Derivatives and Hedging Activities.”

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
	(In thousands, except share and per share data)
Assets:
Cash and cash equivalents	$172,609	$191,881
Investment securities available-for-sale (amortized cost of $826,858 and $694,832 at December 31, 2014 and 2013, respectively)	829,993	691,729
Investment securities held-to-maturity (fair value of $142,339 and $110,917 at December 31, 2014 and 2013, respectively)	140,727	112,014
Stock in Federal Home Loan Banks	32,281	38,612
Loans held for sale	7,099	6,123
Total loans	5,269,936	5,112,459
Less: Allowance for loan losses	75,838	76,371
Net loans	5,194,098	5,036,088
Other real estate owned (“OREO”)	929	776
Premises and equipment, net	32,199	29,158
Goodwill	152,082	110,180
Intangible assets, net	39,718	20,604
Fees receivable	12,517	12,119
Accrued interest receivable	16,071	14,416
Deferred income taxes, net	47,576	55,364
Other assets	119,975	118,045
Total assets	$6,797,874	$6,437,109
Liabilities:
Deposits	$5,453,879	$5,110,370
Securities sold under agreements to repurchase	30,496	102,353
Federal Home Loan Bank borrowings	370,150	367,254
Junior subordinated debentures	106,363	106,363
Other liabilities	112,170	97,613
Total liabilities	6,073,058	5,783,953
Redeemable Noncontrolling Interests	20,905	19,468
Shareholders’ Equity:
Preferred stock, $1.00 par value; authorized: 2,000,000 shares; Series D, 6.95% Non-Cumulative Perpetual, issued and outstanding: 50,000 shares at December 31, 2014 and December 31, 2013; liquidation preference: $1,000 per share	47,753	47,753
Common stock, $1.00 par value; authorized: 170,000,000 shares; issued and outstanding: 82,961,855 shares at December 31, 2014 and 79,837,612 shares at December 31, 2013	82,962	79,838
Additional paid-in capital	610,903	616,334
Accumulated deficit	(37,396)	(106,211)
Accumulated other comprehensive income/ (loss)	(697)	(4,197)
Total Company’s shareholders’ equity	703,525	633,517
Noncontrolling interests	386	171
Total shareholders’ equity	703,911	633,688
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$6,797,874	$6,437,109

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$191,658	$191,594	$209,280
Taxable investment securities	3,162	2,056	3,860
Non-taxable investment securities	3,738	3,113	3,228
Mortgage-backed securities	6,925	5,441	6,186
Federal funds sold and other	1,359	970	734
Total interest and dividend income	206,842	203,174	223,288
Interest expense:
Deposits	14,102	13,395	17,640
Federal Home Loan Bank borrowings	9,108	10,963	14,488
Junior subordinated debentures	3,872	4,408	6,258
Repurchase agreements and other short-term borrowings	59	390	1,626
Total interest expense	27,141	29,156	40,012
Net interest income	179,701	174,018	183,276
Provision/ (credit) for loan losses	(6,400)	(10,000)	(3,300)
Net interest income after provision/ (credit) for loan losses	186,101	184,018	186,576
Fees and other income:
Investment management fees	47,123	43,816	39,163
Wealth advisory fees	48,082	42,352	37,659
Wealth management and trust fees	34,582	26,547	23,646
Other banking fee income	7,033	7,463	5,663
Gain on sale of loans, net	2,158	2,519	3,225
Gain on repurchase of debt	—	620	3,444
Gain/ (loss) on sale of investments, net	(7)	49	871
Gain/ (loss) on OREO, net	957	(13)	845
Gain on sale of Pacific Northwest offices	—	10,574	—
Other	870	2,414	597
Total fees and other income	140,798	136,341	115,113
Operating expense:
Salaries and employee benefits	146,648	140,761	143,852
Occupancy and equipment	31,041	29,822	30,807
Professional services	12,473	12,109	13,113
Marketing and business development	7,989	7,094	7,313
Contract services and data processing	5,816	5,827	5,380
Amortization of intangibles	4,836	4,327	4,369
FDIC insurance	3,459	3,700	3,972
Restructuring expense	739	—	5,911
Other	14,128	17,065	17,279
Total operating expense	227,129	220,705	231,996
Income before income taxes	99,770	99,654	69,693
Income tax expense	32,365	32,963	20,935
Net income from continuing operations	67,405	66,691	48,758
Net income from discontinued operations	6,160	7,792	7,635
Net income before attribution to noncontrolling interests	73,565	74,483	56,393
(Continued)

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except share and per share data)
Less: Net income attributable to noncontrolling interests	4,750	3,948	3,122
Net income attributable to the Company	$68,815	$70,535	$53,271
Adjustments to net income attributable to the Company to arrive at net income attributable to common shareholders	(4,563)	(16,636)	(6,101)
Net income attributable to common shareholders for earnings per share calculation	$64,252	$53,899	$47,170
Basic earnings per share attributable to common shareholders:
From continuing operations:	$0.73	$0.60	$0.53
From discontinued operations:	$0.08	$0.10	$0.09
Total attributable to common shareholders:	$0.81	$0.70	$0.62
Weighted average basic common shares outstanding	78,921,480	77,373,817	76,019,991
Diluted earnings per share attributable to common shareholders:
From continuing operations:	$0.72	$0.59	$0.52
From discontinued operations:	$0.07	$0.09	$0.09
Total attributable to common shareholders:	$0.79	$0.68	$0.61
Weighted average diluted common shares outstanding	80,879,231	78,753,524	76,973,516
See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Net income attributable to the Company	$68,815	$70,535	$53,271
Other comprehensive income/ (loss), net of tax:
Unrealized gain/ (loss) on securities available for sale	3,736	(7,141)	(937)
Reclassification adjustment for net realized gain/(loss) included in net income	(4)	28	557
Adjustment for discontinued operations	—	—	(23)
Net unrealized gain/ (loss) on securities available for sale	3,740	(7,169)	(1,471)
Unrealized gain/ (loss) on cash flow hedges	(2,009)	2	(878)
Reclassification adjustment for net realized gain/ (loss) included in net income	(1,849)	(1,204)	(1,015)
Net unrealized gain/ (loss) on cash flow hedges	(160)	1,206	137
Net unrealized gain/ (loss) on other	(80)	(358)	(136)
Other comprehensive income/ (loss), net of tax	3,500	(6,321)	(1,470)
Total comprehensive income attributable to the Company, net	$72,315	$64,214	$51,801
 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/ (Loss)	Noncontrolling Interests	Total
	(In thousands, except share data)
Balance at December 31, 2011	$78,023	$58,089	$656,436	$(230,017)	$3,594	$—	$566,125
Net income attributable to the Company	—	—	—	53,271	—	—	53,271
Other comprehensive income/ (loss), net	—	—	—	—	(1,470)	—	(1,470)
Dividends paid to common shareholders: $0.04 per share	—	—	(3,125)	—	—	—	(3,125)
Dividends paid to preferred shareholder	—	—	(290)	—	—	—	(290)
Repurchase of Carlyle warrants and Director’s warrants	—	—	(15,000)	—	—	—	(15,000)
Net proceeds from issuance of:
193,517 shares of common stock	194	—	1,021	—	—	—	1,215
655,583 shares of incentive stock grants, net of 233,527 shares canceled or forfeited	422	—	(422)	—	—	—	—
Amortization of stock compensation and employee stock purchase plan	—	—	7,531	—	—	—	7,531
Stock options exercised	105	—	633	—	—	—	738
Tax savings/ (deficiency) from certain stock compensation awards	—	—	(1,588)	—	—	—	(1,588)
Other equity adjustments	—	—	(4,305)	—	—	—	(4,305)
Balance at December 31, 2012	$78,744	$58,089	$640,891	$(176,746)	$2,124	$—	$603,102
(Continued)
Balance, December 31, 2012	$78,744	$58,089	$640,891	$(176,746)	$2,124	$—	$603,102
Net income attributable to the Company	—	—	—	70,535	—	—	70,535
Other comprehensive income/ (loss), net	—	—	—	—	(6,321)	—	(6,321)
Dividends paid to common shareholders: $0.24 per share	—	—	(19,129)	—	—	—	(19,129)
Dividends paid to preferred shareholders	—	—	(2,660)	—	—	—	(2,660)
Issuance of 6.95% Non-Cumulative Perpetual Preferred Stock, Series D, net of issuance costs	—	47,753	—	—	—	—	47,753
Repurchase of Non-Cumulative Perpetual Contingent Convertible Preferred Stock, Series B	—	(58,089)	(11,738)	—	—	—	(69,827)
Issuance of noncontrolling interests	—	—	—	—	—	171	171
Net proceeds from issuance of:
156,983 shares of common stock	157	—	1,073	—	—	—	1,230
677,620 shares of incentive stock grants, net of 55,213 shares canceled or forfeited	622	—	(622)	—	—	—	—
Amortization of stock compensation and employee stock purchase plan	—	—	6,747	—	—	—	6,747
Stock options exercised	315	—	2,017	—	—	—	2,332
Tax savings/ (deficiency) from certain stock compensation awards	—	—	(663)	—	—	—	(663)
Other equity adjustments	—	—	418	—	—	—	418
Balance, December 31, 2013	$79,838	$47,753	$616,334	$(106,211)	$(4,197)	$171	$633,688
(Continued)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/ (Loss)	Noncontrolling Interests	Total
	(In thousands, except share data)
Balance at December 31, 2013	$79,838	$47,753	$616,334	$(106,211)	$(4,197)	$171	$633,688
Net income attributable to the Company	—	—	—	68,815	—	—	68,815
Other comprehensive income/ (loss), net:	—	—	—	—	3,500	—	3,500
Dividends paid to common shareholders: $0.32 per share	—	—	(25,829)	—	—	—	(25,829)
Dividends paid to preferred shareholders	—	—	(3,475)	—	—	—	(3,475)
Issuance of noncontrolling interests	—	—	—	—	—	215	215
Net proceeds from issuance of:
1,801,446 shares of common stock	1,801	—	20,463	—	—	—	22,264
1,344,808 shares of incentive stock grants, net of 125,658 shares canceled or forfeited and 128,003 shares withheld for employee taxes	1,091	—	(2,700)	—	—	—	(1,609)
Amortization of stock compensation and employee stock purchase plan	—	—	6,239	—	—	—	6,239
Stock options exercised	232	—	1,575	—	—	—	1,807
Tax savings/ (deficiency) from certain stock compensation awards	—	—	1,294	—	—	—	1,294
Other equity adjustments	—	—	(2,998)	—	—	—	(2,998)
Balance at December 31, 2014	$82,962	$47,753	$610,903	$(37,396)	$(697)	$386	$703,911

 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income attributable to the Company	$68,815	$70,535	$53,271
Adjustments to arrive at net income from continuing operations
Net income attributable to noncontrolling interests	4,750	3,948	3,122
Net pre-tax gain from operating activities of discontinued operations	(11,258)	(13,913)	(9,946)
Net pre-tax gain on sale of discontinued operations	—	—	(221)
Tax expense from discontinued operations	5,098	6,121	2,532
Net income from continuing operations	67,405	66,691	48,758
Adjustments to reconcile net income from continuing operations to net cash provided by/ (used in) operating activities:
Depreciation and amortization	19,378	19,107	18,888
Net income attributable to noncontrolling interests	(4,750)	(3,948)	(3,122)
Equity issued as compensation	6,239	6,747	7,531
Provision/ (credit) for loan losses	(6,400)	(10,000)	(3,300)
Loans originated for sale	(71,858)	(231,539)	(240,296)
Proceeds from sale of loans held for sale	71,440	254,345	222,621
Gain on the repurchase of debt	—	(620)	(3,444)
Gain on sale of Pacific Northwest offices	—	(10,574)	—
Deferred income tax expense/ (benefit)	5,058	10,313	3,648
Net decrease/ (increase) in other operating activities	14,387	5,861	6,094
Net cash provided by/ (used in) operating activities of continuing operations	100,899	106,383	57,378
Net cash provided by/ (used in) operating activities of discontinued operations	6,160	7,792	(5,566)
Net cash provided by/ (used in) operating activities	107,059	114,175	51,812
Cash flows from investing activities:
Investment securities available for sale:
Purchases	(335,404)	(243,359)	(364,021)
Sales	6,450	4,062	49,336
Maturities, redemptions, and principal payments	190,926	227,973	451,284
Investment securities held-to-maturity:
Purchases	(48,835)	(112,391)	—
Principal payments	19,263	325	—
(Investments)/ distributions in trusts, net	(385)	154	(713)
(Purchase)/ redemption of Federal Home Loan Banks stock	6,331	3,369	1,733
Net increase in portfolio loans	(221,256)	(310,834)	(568,995)
Proceeds from recoveries of loans previously charged-off	11,163	7,731	8,428
Proceeds from sale of OREO	1,102	2,455	5,021
Proceeds from sale of portfolio loans	58,568	9,449	109,934
Proceeds from sale of Pacific Northwest offices	—	123,693	—
Capital expenditures, net of sale proceeds	(9,705)	(8,311)	(6,532)
Cash received from dispositions, net of cash divested/ (cash paid for acquisitions, including cash paid for deferred acquisition obligations, net of cash acquired)	(44,845)	—	5,964
Cash provided by/ (used in) other investing activities of continuing operations	(1,601)	(224)	(1,561)
Net cash provided by/ (used in) investing activities—continuing operations	(368,228)	(295,908)	(310,122)
Net cash provided by/ (used in) investing activities—discontinued operations	—	—	(21)
Net cash provided by/ (used in) investing activities	(368,228)	(295,908)	(310,143)
(Continued)

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows from financing activities:
Net increase in deposits, including deposits held for sale	343,509	199,381	548,732
Net (decrease)/ increase in securities sold under agreements to repurchase and other	(71,857)	(13,966)	(14,472)
Net (decrease)/ increase in short-term Federal Home Loan Bank borrowings	10,000	(40,000)	40,000
Advances of long-term Federal Home Loan Bank borrowings	55,000	120,000	35,000
Repayments of long-term Federal Home Loan Bank borrowings	(62,104)	(120,867)	(188,706)
Repurchase of debt	—	(35,536)	(33,749)
Proceeds from issuance of Series D preferred stock, net	—	47,753	—
Repurchase of Series B preferred stock, including deemed dividend at repurchase	—	(69,827)	—
Dividends paid to common shareholders	(25,829)	(19,129)	(3,125)
Dividends paid to preferred shareholders	(3,475)	(2,660)	(290)
Tax savings/ (deficiency) from certain stock compensation awards	1,294	(663)	(1,588)
Repurchase of warrants	—	—	(15,000)
Proceeds from stock option exercises	1,807	2,332	738
Proceeds from issuance of common stock, net	(353)	1,230	1,215
Distributions paid to noncontrolling interests	(4,426)	(3,416)	(3,851)
Other equity adjustments	(1,669)	238	(1,183)
Net cash provided by/ (used in) financing activities—continuing operations	241,897	64,870	363,721
Net cash provided by/ (used in) financing activities—discontinued operations	—	—	—
Net cash provided by/ (used in) financing activities	241,897	64,870	363,721
Net increase/ (decrease) in cash and cash equivalents	(19,272)	(116,863)	105,390
Cash and cash equivalents at beginning of year	191,881	308,744	203,354
Cash and cash equivalents at end of year	$172,609	$191,881	$308,744
Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$30,043	$29,377	$41,620
Cash paid for income taxes, net of (refunds received)	30,072	32,332	15,358
Change in unrealized gain/ (loss) on securities available for sale, net of tax	3,740	(7,169)	(1,471)
Change in unrealized gain/ (loss) on cash flow hedges, net of tax	(160)	1,206	137
Change in unrealized gain/ (loss) on other, net of tax	(80)	(358)	(136)
Non-cash transactions:
Loans transferred into/ (out of) held for sale from/ (to) portfolio, net	56,967	5,593	385,423
Loans charged-off	(5,296)	(5,417)	(17,185)
Loans transferred into/ (out of) other real estate owned from/ (to) held for sale or portfolio	298	(372)	2,689
Deposits transferred to deposits held for sale	—	—	194,084
Equity issued for acquisitions, including deferred acquisition obligations	21,007	—	—

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Boston Private Financial Holdings, Inc. (the “Company” or “BPFH”), is a bank holding company (the “Holding Company”) with four reportable segments: Private Banking, Wealth Management and Trust, Investment Management, and Wealth Advisory.
The Private Banking segment is comprised of the banking operations of Boston Private Bank & Trust Company (the “Bank” or “Boston Private Bank”), a trust company chartered by The Commonwealth of Massachusetts, insured by the Federal Deposit Insurance Corporation (the “FDIC”), and a wholly-owned subsidiary of the Company. Boston Private Bank currently operates in three geographic markets: New England, San Francisco Bay, and Southern California. In December 2012, the Bank entered into a definitive agreement to sell its three offices in the Pacific Northwest market. The sale was completed in May 2013. The Bank currently conducts business under the name of Boston Private Bank & Trust Company in all markets.
The Wealth Management and Trust segment is comprised of Boston Private Bank's existing wealth management and trust business as well as the acquisition of Banyan Partners, LLC (“Banyan”), which Boston Private Bank purchased in the fourth quarter of 2014. The segment offers investment management, wealth management, family office, and trust services to individuals, families, and institutions. The Wealth Management and Trust segment operates in New England; South Florida; Texas; California; Atlanta, Georgia; and Madison, Wisconsin. For comparative purposes, the Wealth Management and Trust data that was previously included within the Private Banking segment has been reclassified into the Wealth Management and Trust segment.
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
The Wealth Advisory segment has two consolidated affiliates, consisting of KLS Professional Advisors Group, LLC (“KLS”) and Bingham, Osborn & Scarborough, LLC (“BOS”) (together, the “Wealth Advisors” and, together with the Wealth Management and Trust and Investment Management segments, the “Wealth and Investment businesses”). In the second quarter of 2012, the Company sold its affiliate Davidson Trust Company (“DTC”). Accordingly, prior period and current financial information related to DTC is included with discontinued operations.
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
On January 1, 2014, the Company early-adopted Accounting Standards Update (“ASU”) 2014-01 Investments - Equity Methods and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects, (“ASU 2014-01”). As a result of adopting ASU 2014-01, amortization expense of these investments, which was previously reported as an operating expense, is now reported with income tax expense and is measured using the proportional amortization method. There was no change to the reporting of the related tax benefits from tax losses and credits, which have always been reported within income tax expense. ASU 2014-01 required retrospective adoption. Therefore, prior periods have been reclassified to conform to current period presentation. Included within income tax expense for the years ended December 31, 2014, 2013, and 2012 are $1.0 million, $0.7 million, and $0.6 million, respectively, of amortization of investments and $1.1 million, $0.7 million, and $0.6 million, respectively, of related tax benefits from tax losses and credits.

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
Significant Group Concentrations of Credit Risk
Most of the Company’s activities are with clients within the New England, San Francisco Bay, and Southern California regions of the country. The Company does not believe it has any significant concentrations in any one industry, geographic location, or with any one client. Part II. Item 8. “Financial Statements and Supplementary Data - Note 4: Investment Securities,” highlights the types of securities in which the Company invests, and Part II. Item 8. “Financial Statements and Supplementary Data - Note 5: Loan Portfolio and Credit Quality,” describes the concentration of the Private Banking loan data based on the location of the lender.
Statement of Cash Flows
For purposes of reporting cash flows, the Company considers cash and due from banks and federal funds sold, all of which have original maturities with 90 days or less, to be cash equivalents.
Cash and Due from Banks
The Bank is required to maintain average reserve balances in an account with the Federal Reserve based upon a percentage of certain deposits. As of December 31, 2014 and 2013, the daily amounts required to be held in the aggregate for the Bank were $8.1 million and $5.8 million, respectively.
Investment Securities
Available-for-sale investment securities are reported at fair value, with unrealized gains and losses credited or charged, net of the estimated tax effect, to accumulated other comprehensive income/(loss). Held-to-maturity investment securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost.
Premiums and discounts on the investment securities are amortized or accreted into net interest income by the level-yield method. Actual prepayment experience is reviewed periodically and the timing of the accretion and amortization is adjusted accordingly. Gains and losses on the sale of the available-for-sale investments are recognized at the trade date on a specific identification basis. Dividend and interest income is recognized when earned and is recorded on the accrual basis as adjusted for amortization of premium and accretion of discount.
The Company conducts a quarterly review and evaluation of its investment securities to determine if the decline in fair value of a security below its amortized cost is deemed to be other-than-temporary. Other-than-temporary impairment losses are recognized on securities when: (i) the holder has an intention to sell the security; (ii) it is more likely than not that the security will be required to be sold prior to recovery; or (iii) the holder does not expect to recover the entire amortized cost basis of the security. Other-than-temporary losses are reflected in earnings as a charge against gain on sale of investments, net, to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in accumulated other comprehensive income/ (loss). The Company has no intention to sell any securities in an unrealized loss position at December 31, 2014 nor is it more likely than not that the Company would be required to sell such securities prior to the recovery of the unrealized losses. As of December 31, 2014, the Company believes that all impairments of investment securities are temporary in nature. No other-than-temporary impairment losses were recognized in the consolidated statements of operations for the years ended December 31, 2014, 2013, and 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Loans Held for Sale
Loans originated and held for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Fair value is based on commitments on hand from investors or prevailing market prices. Unrealized losses, if any, are recognized through a valuation allowance by charges to income. Loans transferred to the held for sale category from the loan portfolio are transferred at the lower of cost or fair value, usually as determined at the individual loan level. If fair value is less than cost, then a charge for the difference will be made to the allowance for loan losses if the decline in value is due to credit issues. Gains or losses on the sale of loans are recognized at the time of sale on a specific identification basis. Interest income is recognized on an accrual basis when earned.
Loans
Loans are carried at the principal amount outstanding, net of deferred loan origination fees and costs, charge-offs, and interest payments applied to principal on nonaccrual loans. Loan origination fees, net of related direct incremental loan origination costs, are deferred and recognized into income over the contractual lives of the related loans as an adjustment to the loan yield, using the level-yield method. If a loan is paid off prior to maturity, the unamortized portion of net fees/cost is recognized into interest income. If a loan is sold, the unamortized portion of net fees/cost is recognized at the time of sale as a component of the gain or loss on sale of loans.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A loan (usually a commercial type loan) is considered impaired in accordance with ASC 310 when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured based on the fair value of the loan, expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, impairment may be determined based upon the observable market price of the loan, or the fair value of the collateral, less estimated costs to sell, if the loan is “collateral dependent.” For collateral dependent loans, appraisals are generally used to determine the fair value. When a collateral dependent loan becomes impaired, an updated appraisal of the collateral is obtained, if appropriate. Appraised values are generally discounted for factors such as the Bank’s intention to liquidate the property quickly in a foreclosure sale or the date when the appraisal was performed if the Bank believes that collateral values have declined since the date the appraisal was done. The Bank may use a broker opinion of value in addition to an appraisal to validate the appraised value. In certain instances, the Bank may consider broker opinions of value as well as other qualitative factors while an appraisal is being prepared.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Valuation of Goodwill/Intangible Assets and Analysis for Impairment
The Company allocates the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Other intangible assets identified in acquisitions generally consist of advisory contracts, trade names, and non-compete agreements. The value attributed to advisory contracts is based on the time period over which they are expected to generate economic benefits. The advisory contracts are generally amortized over 8-15 years depending on the contract. Trade names are not amortized. Non-compete agreements are valued based on the expected receipt of future economic benefits protected by clauses in the non-compete agreements that restrict competitive behavior. Non-compete agreements are amortized over the expected life of the agreement, generally seven years. The Company’s non-compete agreements became fully amortized during 2013.
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
An entity may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill (“Step 0”). In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, an entity assesses relevant events and circumstances, such as the following:

•	Macroeconomic conditions such as a deterioration in general economic conditions, limitations on accessing capital, or other developments in equity and credit markets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•
Industry and market considerations such as a deterioration in the environment in which an entity operates, an increased competitive environment, a decline in market-dependent multiples or metrics (consider in both absolute terms and relative to peers), a change in the market for an entity’s products or services, or a regulatory or political development.

•	Overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods.

•	Other relevant entity-specific events such as changes in management, key personnel, strategy, or customers; contemplation of bankruptcy; or litigation.

•
Events affecting a reporting unit such as a change in the composition or carrying amount of its net assets, a more-likely-than-not expectation of selling or disposing all, or a portion, of a reporting unit, the testing for recoverability of a significant asset group within a reporting unit, or recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

If, after assessing the totality of events or circumstances such as those described in the preceding paragraph, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the goodwill impairment test, as described below, are unnecessary.
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
The first step (“Step 1”) of impairment testing requires a comparison of each reporting unit’s fair value to carrying value to identify potential impairment. The reporting units fall under one of the four segments: Private Banking, Wealth Management and Trust, Investment Management, and Wealth Advisory.
For the Private Banking segment, the Company utilizes a market approach to determine fair value. For the market approach, earnings and market capitalization multiples of comparable public companies are selected and applied to the Private Banking reporting unit’s applicable metrics.
For the Investment Management, Wealth Advisory, and Wealth Management and Trust segments, the Company utilizes both the income and market approaches to determine fair value. The income approach is primarily based on discounted cash flows derived from assumptions of income statement activity. For the market approach, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and revenue multiples of comparable companies are selected and applied to the financial services reporting unit’s applicable metrics.
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
Management considered the following items in evaluating the need for a valuation allowance:

▪	Cumulative pre-tax income, as adjusted for permanent book-to-tax differences, during the 2012 through 2014 period.

▪	Deferred tax assets are expected to reverse in periods when there will be taxable income.

▪	The Company projects sufficient future taxable income to be generated by operations during the available carryforward period.

▪	Certain tax planning strategies are available, such as reducing investments in tax-exempt securities.

▪	The Company has not had any operating loss or tax credit carryovers expiring unused in recent years.
The Company believes that it is more likely than not that the net deferred tax asset, excluding the net deferred tax asset on capital losses, will be realized based upon the ability to generate future taxable income, as well as the availability of current and historical taxable income. The net deferred tax asset at December 31, 2014 and 2013 is net of a valuation allowance for capital losses. Capital losses are deductible to the extent of offsetting capital gains and the Company does not anticipate that it will generate capital gains in future periods. Therefore, the Company has recorded a valuation allowance on capital losses in excess of capital gains as of December 31, 2014 and 2013.
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
Investment Management, Wealth Advisory, and Wealth Management and Trust Fees
The Company generates fee income from providing wealth management, investment management and wealth advisory services through the Wealth and Investment businesses and from providing trust services to its clients at the Bank. Investment management fees are generally based upon the value of assets under management and are billed monthly, quarterly, or annually. Asset-based advisory fees are recognized as services are rendered and are based upon a percentage of the fair value of client assets managed. Certain wealth advisory fees are not asset-based and are negotiated individually with clients. Any fees collected in advance are deferred and recognized as income over the period earned. Performance-based advisory fees are generally assessed as a percentage of the investment performance realized on a client’s account, generally over an annual period, and are not recognized until any contingencies in the contract that could require the performance fee to be reduced have been eliminated.
Assets under management and advisory (“AUM”) at the Company’s consolidated affiliates totaled $29.9 billion and $24.3 billion at December 31, 2014 and 2013, respectively. These assets are not included in the consolidated financial statements since they are held in a fiduciary or agency capacity and are not assets of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock-Based Incentive Plans
At December 31, 2014, the Company has three stock-based incentive compensation plans. These plans encourage and enable the officers, employees, and non-employee directors of the Company to acquire an interest in the Company. The Company accounts for share-based awards in accordance with ASC 718, Compensation – Stock Compensation. Costs resulting from the issuance of such share-based payment awards are required to be recognized in the financial statements based on the grant date fair value of the award. Stock-based compensation expense is recognized over the requisite service period, which is generally the vesting period.
Earnings Per Share (“EPS”)
Basic EPS is computed by dividing net income/ (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock warrants and stock options, among others) were exercised or converted into additional common shares that would then share in the earnings of the entity. Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding for the year, plus an incremental number of common-equivalent shares computed using the treasury stock method. Dilutive potential common shares could consist of: stock options, performance-based restricted stock, time-based restricted stock not participating in common stock dividends, warrants or other dilutive securities, and conversion of the convertible trust preferred securities. Additionally, when dilutive, interest expense (net of tax) related to the convertible trust preferred securities is added back to net income attributable to common shareholders. The calculation of diluted EPS excludes the potential dilution of common shares and the inclusion of any related expenses if the effect is antidilutive.
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
In 2013, the Company adjusted its time-based restricted stock grant agreements so that dividends would be accumulated and paid only upon vesting, only as to the amount of shares that vest. As a result of this adjustment, time-based restricted stock granted in or after 2013 no longer contains a right to receive non-forfeitable dividends, and therefore is not considered a participating security for purposes of the EPS calculation. Time-based restricted stock issued prior to 2013 was not modified and is still considered a participating security until it vests or is forfeited or cancelled.
For the calculation of the Company’s EPS, see Part II. Item 8. “Financial Statements and Supplementary Data - Note 16: Earnings Per Share.”
Recent Accounting Pronouncements
In January 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-04, Receivables - Troubled Debt Restructuring by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments to this update are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 and interim periods within annual periods beginning after December 15, 2015. The Company does not expect this ASU to have a material effect on its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), amending the ASC and creating a new Topic 606, Revenue from Contracts with Customers. This issuance was part of the joint project between the FASB and the International Accounting Standards Board to clarify the principles of recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The impact of ASU 2014-09 on the Company’s consolidated financial statements is not yet known.

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
In the fourth quarter of 2014, the Company incurred restructuring charges related to the acquisition of Banyan. The purpose of this restructuring was to realign the management structure within the Wealth Management and Trust segment. The total cost of the restructuring incurred in Q4 2014 was $0.7 million.
Restructuring expenses incurred since the plans of restructuring were first implemented in 2011 totaled $14.7 million, with the Private Banking segment incurring $9.5 million, the Wealth Management segment incurring $0.7 million and the remaining $4.5 million incurred by the Holding Company.
The following table presents a summary of the restructuring activity for the years ended December 31, 2014, 2013 and 2012.

	Severance Charges	Contract Termination Fees	Professional Expenses	Other Associated Costs	Total
	(In thousands)
Accrued charges at December 31, 2011	$2,658	$211	$230	$—	$3,099
Costs incurred	4,798	705	280	128	5,911
Costs paid	(3,939)	(818)	(502)	(128)	(5,387)
Accrued charges at December 31, 2012	3,517	98	8	—	3,623
Costs incurred	—	—	—	—	—
Costs paid	(3,481)	—	(8)	—	(3,489)
Adjustments	(3)	(98)	—	—	(101)
Accrued charges at December 31, 2013	33	—	—	—	33
Costs incurred	739	—	—	—	739
Costs paid	(33)	—	—	—	(33)
Adjustments	—	—	—	—	—
Accrued charges at December 31, 2014	$739	$—	$—	$—	$739

3.ACQUISITIONS, ASSET SALES, AND DIVESTITURES
Acquisitions
On October 2, 2014, the Bank completed the acquisition of Banyan, a registered investment advisory firm headquartered in Palm Beach Gardens, Florida. At the time of acquisition, Banyan had approximately $4.3 billion in client assets and locations in New England; South Florida; Texas; California; Atlanta, Georgia; and Madison, Wisconsin.
In the transaction, Boston Private Bank acquired 100% of certain assets and liabilities of Banyan through the issuance of approximately 1.7 million shares of the Company’s stock, valued at $21.0 million, and $43.9 million in cash

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

payments to shareholders, including $5.0 million in a holdback account. The total purchase price, including estimated contingent consideration, was $66.9 million.
Goodwill of $41.9 million was recorded as a result of the transaction. The goodwill is expected to be deductible for tax purposes. Intangible assets for advisory contracts of $23.9 million were also recorded and are expected to be amortized over 12 years.
In addition to the initial BPFH shares and cash paid at closing, the shareholders of Banyan have the ability for additional stock and cash consideration to be paid in 2016 and 2017. The fair value of the contingent consideration of $2.0 million was recorded at the time of acquisition and was included in goodwill as a component of the purchase price. Any changes to the initial estimate of the contingent payments will result in income or expense to the Bank. The contingent payments will be paid if the fourth quarter of 2015 and/or 2016 annualized EBITDA, plus $3.0 million, exceeds the baseline EBITDA as defined by the Asset Purchase Agreement. The amount of the contingent payment(s) would be three times such excess amount. The 2017 payment, if any, would be reduced by the 2016 payment, if any.
The rationale for the transaction was that by merging Banyan with the existing Boston Private Bank wealth management business, additional technical expertise and financial acumen would be generated. Banyan has been merged with the existing wealth management and trust business from Boston Private Bank, and the combined company has been renamed Boston Private Wealth, LLC (“Boston Private Wealth”). As a wholly-owned subsidiary of the Bank, Boston Private Wealth will also operate as its own segment, Wealth Management and Trust, separate from the Private Banking operations of the Bank.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.     INVESTMENT SECURITIES
The following table presents a summary of investment securities:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
At December 31, 2014:
Available-for-sale securities at fair value:
U.S. government and agencies	$16,894	$32	$(44)	$16,882
Government-sponsored entities	273,538	983	(268)	274,253
Municipal bonds	232,415	3,268	(435)	235,248
Mortgage-backed securities (1)	284,403	2,191	(2,890)	283,704
Other	19,608	309	(11)	19,906
Total	$826,858	$6,783	$(3,648)	$829,993

Held-to-maturity securities at amortized cost:
Mortgage-backed securities (1)	$140,727	$1,638	$(26)	$142,339
Total	$140,727	$1,638	$(26)	$142,339

At December 31, 2013:
Available-for-sale securities at fair value:
U.S. government and agencies	$2,300	$15	$(27)	$2,288
Government-sponsored entities	228,670	301	(1,031)	227,940
Municipal bonds	218,900	1,431	(1,898)	218,433
Mortgage-backed securities (1)	229,609	2,513	(4,678)	227,444
Other	15,353	275	(4)	15,624
Total	$694,832	$4,535	$(7,638)	$691,729

Held-to-maturity securities at amortized cost:
Mortgage-backed securities (1)	$112,014	$15	$(1,112)	$110,917
Total	$112,014	$15	$(1,112)	$110,917
_________________

(1)	All mortgage-backed securities are guaranteed by U.S. government agencies or Government-sponsored entities.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the maturities of investment securities available for sale, based on contractual maturity, and the weighted average yields of such securities as of December 31, 2014:

	U.S. government and agencies (1)			Government-sponsored entities (1)
	Amortized cost	Fair value	Weighted average yield	Amortized cost	Fair value	Weighted average yield
	(In thousands)
Within one year	$—	$—	—%	$5,040	$5,062	0.96%
After one, but within five years	16,025	16,010	1.40%	263,538	264,200	1.26%
After five, but within ten years	869	872	2.78%	4,960	4,991	2.08%
Greater than ten years	—	—	—%	—	—	—%
Total	$16,894	$16,882	1.47%	$273,538	$274,253	1.27%

	Municipal bonds (1)			Mortgage-backed securities (2)
	Amortized cost	Fair value	Weighted average yield (3)	Amortized cost	Fair value	Weighted average yield
	(In thousands)
Within one year	$32,729	$32,942	2.15%	$—	$—	—%
After one, but within five years	95,123	95,539	1.89%	1,279	1,336	4.02%
After five, but within ten years	67,073	67,276	2.67%	20,827	21,575	3.56%
Greater than ten years	37,490	39,491	4.80%	262,297	260,793	1.77%
Total	$232,415	$235,248	2.62%	$284,403	$283,704	1.91%

	Other (4)
	Amortized cost	Fair value	Weighted average yield
	(In thousands)
Within one year	$19,608	$19,906	—%
After one, but within five years	—	—	—%
After five, but within ten years	—	—	—%
Greater than ten years	—	—	—%
Total	$19,608	$19,906	—%
The following table presents the maturities of held-to-maturity investment securities, based on contractual maturity, and the weighted average yields of such securities as of December 31, 2014:

	Mortgage-backed securities (2)
	Amortized cost	Fair value	Weighted average yield
	(In thousands)
Within one year	$—	$—	—%
After one, but within five years	—	—	—%
After five, but within ten years	—	—	—%
Greater than ten years	140,727	142,339	2.20%
Total	$140,727	$142,339	2.20%
___________________

(1)	Certain securities are callable before their final maturity.

(2)	Mortgage-backed securities are shown based on their final (contractual) maturity, but, due to prepayments, they are expected to have shorter lives.

(3)	Yield shown on a fully taxable equivalent (“FTE”) basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(4)	Other securities consist of money market mutual funds and equity securities held at certain Wealth and Investment businesses.
The weighted average remaining maturity at December 31, 2014 was 9.2 years for investment securities available for sale, with $185.2 million of available-for-sale investment securities callable before maturity. The weighted average remaining maturity at December 31, 2013 was 9.7 years for investment securities available for sale, with$169.0 million of available-for-sale investment securities callable before maturity.
The weighted average remaining maturity at December 31, 2014 was 14.8 years for held-to-maturity investment securities. The weighted average remaining maturity at December 31, 2013 was 15.4 years for held-to-maturity investment securities.
The following table presents the proceeds from sales, gross realized gains and gross realized losses for available-for-sale investment securities that were sold during the following years:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Proceeds from sales	$6,450	$4,062	$49,336
Realized gains	16	49	928
Realized losses	(23)	—	(57)
The following table presents information regarding securities at December 31, 2014 having temporary impairment, due to the fair values having declined below the amortized cost of the individual securities, and the time period that the investments have been temporarily impaired.

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	# of securities
	(In thousands, except number of securities)
December 31, 2014
Available-for-sale securities
U.S. government and agencies	$10,364	$(4)	$632	$(40)	$10,996	$(44)	2
Government-sponsored entities	51,980	(99)	28,957	(169)	80,937	(268)	8
Municipal bonds	62,871	(255)	15,473	(180)	78,344	(435)	41
Mortgage-backed securities (1)	56,711	(192)	91,133	(2,698)	147,844	(2,890)	34
Other	74	(11)	—	—	74	(11)	7
Total	$182,000	$(561)	$136,195	$(3,087)	$318,195	$(3,648)	92

Held-to-maturity securities
Mortgage-backed securities (1)	$13,871	$(26)	$—	$—	$13,871	$(26)	1
Total	$13,871	$(26)	$—	$—	$13,871	$(26)	1
___________________

(1)	All mortgage-backed securities are guaranteed by U.S. government agencies or Government-sponsored entities.
The U.S. government and agencies securities, government-sponsored entities securities, and mortgage-backed securities in the table above had Moody’s credit ratings of Aaa or Standard and Poor’s credit ratings of AA+. The municipal bonds in the table above had Moody’s credit ratings of at least A3 or Standard and Poor’s credit ratings of AAA. One of the U.S. government and agencies securities in the table above was not rated by Standard and Poor’s or Moody’s. The other securities consisted of equity securities. At December 31, 2014, the Company does not consider these investments other-than-temporarily impaired because the decline in fair value on investments is primarily attributed to changes in interest rates and not credit quality.
At December 31, 2014 and 2013, the amount of investment securities in an unrealized loss position greater than 12 months as well as in total was not significant and was primarily due to movements in interest rates. The Company has no intent to sell any securities in an unrealized loss position at December 31, 2014 and it is not more likely than not that the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

would be forced to sell any of these securities prior to the full recovery of all unrealized loss amounts. Subsequent to December 31, 2014 and through the date of the filing of this Annual Report on Form 10-K, no securities were downgraded to below investment grade, nor were any securities in an unrealized loss position sold.
Cost method investments, which are included in other assets, can be temporarily impaired when the fair values decline below the amortized costs of the individual investments. There were no cost method investments with unrealized losses at December 31, 2014 or December 31, 2013. The Company invests primarily in low income housing partnerships which generate tax credits. The Company also holds partnership interests in venture capital funds formed to provide financing to small businesses and to promote community development. The Company had $27.0 million and $26.2 million in cost method investments included in other assets as of December 31, 2014 and December 31, 2013, respectively.
The following table presents the concentration of securities with any one issuer that exceeds ten percent of shareholders’ equity as of December 31, 2014:

	Amortized cost	Fair value
	(In thousands)
Government National Mortgage Association	$244,002	$243,508
Federal Home Loan Mortgage Corporation	137,424	$138,345
Federal National Mortgage Association	249,811	250,939
Total	$631,237	$632,792

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
Total loans include deferred loan origination fees/(costs), net, of $(5.4) million and $(4.1) million as of December 31, 2014 and 2013, respectively.
Mortgage loans serviced for others totaled $93.8 million and $114.1 million as of December 31, 2014 and 2013, respectively, and are not included in the Company’s total loans.
In 2014, the Bank transferred $57.0 million of commercial real estate loans from its loan portfolio to the loans held for sale category, which subsequently sold for a for a $1.6 million gain.
In 2013, the Bank transferred $9.1 million of residential loans from its loan portfolio to the loans held for sale category, which subsequently sold for a $0.2 million net gain.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents a summary of the loan portfolio based on the portfolio segment as of the dates indicated:

	December 31, 2014	December 31, 2013
	(In thousands)
Commercial and industrial	$953,085	$866,053
Commercial real estate	1,788,403	1,813,394
Construction and land	125,349	153,917
Residential	2,132,095	2,032,294
Home equity	114,859	113,660
Consumer and other	156,145	133,141
Total Loans	$5,269,936	$5,112,459
The following table presents nonaccrual loans receivable by class of receivable as of the dates indicated:

	December 31, 2014	December 31, 2013
	(In thousands)
Commercial and industrial	$2,129	$3,484
Commercial real estate	18,485	23,967
Construction and land	11,422	3,489
Residential	9,713	12,777
Home equity	1,320	1,020
Consumer and other	1,113	25
Total	$44,182	$44,762
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, although infrequent, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans 90 days or more past due, but still accruing, as of December 31, 2014 and $0.1 million as of December 31, 2013. The Bank’s policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six consecutive months). For TDRs, a return to accrual status generally requires timely payments for a period of six months in accordance with the restructured loan terms, along with meeting other criteria.
The following tables present the payment status of loans receivable by class of receivable as of the dates indicated:

	December 31, 2014
	Accruing Past Due				Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Accruing Past Due	Current Payment Status	30-89 Days Past Due	90 Days or Greater Past Due	Total Non- accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$723	$—	$—	$723	$157	$—	$1,972	$2,129	$950,233	$953,085
Commercial real estate	167	71	—	238	14,235	684	3,566	18,485	1,769,680	1,788,403
Construction and land	—	—	—	—	8,245	86	3,091	11,422	113,927	125,349
Residential	3,878	1,913	—	5,791	2,770	1,704	5,239	9,713	2,116,591	2,132,095
Home equity	—	—	—	—	98	—	1,222	1,320	113,539	114,859
Consumer and other	208	—	—	208	1,041	9	63	1,113	154,824	156,145
Total	$4,976	$1,984	$—	$6,960	$26,546	$2,483	$15,153	$44,182	$5,218,794	$5,269,936

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2013
	Accruing Past Due				Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Accruing Past Due	Current Payment Status	30-89 Days Past Due	90 Days or Greater Past Due	Total Non- accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$1,075	$454	$—	$1,529	$1,192	$—	$2,292	$3,484	$861,040	$866,053
Commercial real estate	775	—	—	775	13,337	—	10,630	23,967	1,788,652	1,813,394
Construction and land	1,631	21	65	1,717	392	43	3,054	3,489	148,711	153,917
Residential	8,181	226	—	8,407	4,058	1,630	7,089	12,777	2,011,110	2,032,294
Home equity	542	4	—	546	—	1,000	20	1,020	112,094	113,660
Consumer and other	826	7	—	833	17	—	8	25	132,283	133,141
Total	$13,030	$712	$65	$13,807	$18,996	$2,673	$23,093	$44,762	$5,053,890	$5,112,459
Nonaccrual and delinquent loans are affected by many factors, such as economic and business conditions, interest rates, unemployment levels, and real estate collateral values, among others. In periods of prolonged economic decline, borrowers may become more severely affected over time as liquidity levels decline and the borrower’s ability to continue to make payments deteriorates. With respect to real estate collateral values, the declines from the peak, as well as the value of the real estate at the time of origination versus the current value, can impact the level of problem loans. For instance, if the loan to value ratio at the time of renewal has increased due to the decline in the real estate value since origination, the loan may no longer meet the Bank’s underwriting standards and may be considered for classification as a problem loan dependent upon a review of risk factors.
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
The following tables present the loan portfolio’s credit risk profile by internally assigned grade and class of receivable as of the dates indicated:

	As of December 31, 2014
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Substandard	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$928,228	$15,703	$7,025	$2,129	$953,085
Commercial real estate	1,703,064	47,782	19,072	18,485	1,788,403
Construction and land	100,672	13,255	—	11,422	125,349
Residential	2,112,129	—	10,253	9,713	2,132,095
Home equity	113,017	—	522	1,320	114,859
Consumer and other	153,044	—	1,988	1,113	156,145
Total	$5,110,154	$76,740	$38,860	$44,182	$5,269,936

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of December 31, 2013
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Substandard	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$849,535	$4,857	$8,177	$3,484	$866,053
Commercial real estate	1,709,265	60,305	19,857	23,967	1,813,394
Construction and land	128,667	21,172	589	3,489	153,917
Residential	2,006,707	—	12,810	12,777	2,032,294
Home equity	112,065	—	575	1,020	113,660
Consumer and other	132,130	979	7	25	133,141
Total	$4,938,369	$87,313	$42,015	$44,762	$5,112,459

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present, by class of receivable, the balance of impaired loans with and without a related allowance, the associated allowance for those impaired loans with a related allowance, and the total unpaid principal on impaired loans:

	As of and for the year ended December 31, 2014
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$2,011	$3,095	n/a	$2,055	$28
Commercial real estate	21,500	28,700	n/a	24,921	2,483
Construction and land	9,221	11,133	n/a	1,597	—
Residential	9,650	10,788	n/a	9,221	406
Home equity	50	50	n/a	50	3
Consumer and other	1,006	1,007	n/a	546	1
Subtotal	$43,438	$54,773	n/a	$38,390	$2,921
With an allowance recorded:
Commercial and industrial	$891	$954	$91	$1,111	$99
Commercial real estate	9,065	9,493	2,592	7,925	379
Construction and land	2,200	2,356	172	2,545	—
Residential	6,749	6,749	1,330	7,742	219
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Subtotal	$18,905	$19,552	$4,185	$19,323	$697
Total:
Commercial and industrial	$2,902	$4,049	$91	$3,166	$127
Commercial real estate	30,565	38,193	2,592	32,846	2,862
Construction and land	11,421	13,489	172	4,142	—
Residential	16,399	17,537	1,330	16,963	625
Home equity	50	50	—	50	3
Consumer and other	1,006	1,007	—	546	1
Total	$62,343	$74,325	$4,185	$57,713	$3,618
___________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of and for the year ended December 31, 2013
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$2,084	$3,222	n/a	$3,908	$332
Commercial real estate	31,917	42,493	n/a	33,861	1,265
Construction and land	1,072	1,798	n/a	1,472	109
Residential	5,536	7,818	n/a	4,139	134
Home equity	50	50	n/a	126	5
Consumer and other	7	7	n/a	2	—
Subtotal	$40,666	$55,388	n/a	$43,508	$1,845
With an allowance recorded:
Commercial and industrial	$1,353	$1,453	$100	$2,228	$63
Commercial real estate	8,692	9,166	730	17,904	810
Construction and land	2,758	2,982	236	3,415	—
Residential	10,598	10,598	912	12,608	484
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Subtotal	$23,401	$24,199	$1,978	$36,155	$1,357
Total:
Commercial and industrial	$3,437	$4,675	$100	$6,136	$395
Commercial real estate	40,609	51,659	730	51,765	2,075
Construction and land	3,830	4,780	236	4,887	109
Residential	16,134	18,416	912	16,747	618
Home equity	50	50	—	126	5
Consumer and other	7	7	—	2	—
Total	$64,067	$79,587	$1,978	$79,663	$3,202
____________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.
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
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. As of December 31, 2014 and 2013, TDRs totaled $44.8 million and $54.5 million, respectively. As of December

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

31, 2014, $24.3 million of the $44.8 million of TDRs were on accrual status. As of December 31, 2013, $28.4 million of the $54.5 million of TDRs were on accrual status. As of December 31, 2014 and 2013, the Company had $0.3 million and $0.1 million, respectively, in commitments to lend additional funds to debtors for loans whose terms had been modified in a troubled debt restructuring.
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
The following tables present the balance of TDRs that were restructured or defaulted during the periods indicated:

	As of and for the year ended December 31, 2014
	Restructured Year to Date			TDRs that defaulted in 2014 that were restructured in a TDR in 2014
	# of Loans	Pre-modification recorded investment	Post-modification recorded investment	# of Loans	Post-modification recorded investment
	(In thousands, except number of loans)
Commercial and industrial	—	$—	$—	—	$—
Commercial real estate (1)	1	189	189	—	—
Construction and land (2)	2	8,782	7,882	—	—
Residential (3)	3	287	296	4	663
Home equity	—	—	—	—	—
Consumer and other (4)	1	1,000	1,000	—	—
Total	7	$10,258	$9,367	4	$663
__________________

(1)	Represents the following concessions: extension of term.

(2)	Represents the following concessions: extension of term.

(3)	Represents the following concessions: temporary rate reduction.

(4)	Represents the following concessions: extension of term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of and for the year ended December 31, 2013
	Restructured Year to Date			TDRs that defaulted in 2013 that were restructured in a TDR in 2013
	# of Loans	Pre-modification recorded investment	Post-modification recorded investment	# of Loans	Post-modification recorded investment
	(In thousands, except number of loans)
Commercial and industrial (1)	3	$1,369	$1,369	1	$983
Commercial real estate (2)	8	11,889	12,296	5	5,072
Construction and land (3)	4	3,604	3,604	3	3,690
Residential (4)	13	1,418	1,429	1	1,116
Home equity (5)	1	40	40	—	—
Consumer and other	—	—	—	—	—
Total	29	$18,320	$18,738	10	$10,861
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
Any loans to senior management, executive officers, and directors are made in the ordinary course of business, under normal credit terms, including interest rates and collateral requirements prevailing at the time of origination for comparable transactions with other persons and do not represent more than normal credit risk. The Bank’s current policy is generally not to originate these types of loans. As of December 31, 2014 and 2013, the Company had no loans outstanding to senior management, executive officers, and directors.
In addition, less than 1% of the Company’s loans as of December 31, 2013 were made by the Holding Company and or Wealth and Investment businesses. These loans totaled $0.1 million as of December 31, 2013. These loans were made at market rates and terms to certain principals of DGHM and BOS. As of December 31, 2014 there were no loans outstanding at the Holding Company or Wealth and Investment businesses.

6.    ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $75.8 million and $76.4 million at December 31, 2014 and 2013, respectively.
The following tables present a summary of the changes in the allowance for loan losses for the periods indicated:

	As of and for the year ended December 31,
	2014	2013	2012
	(In thousands)
Allowance for loan losses, beginning of year:
Commercial and industrial	$12,837	$11,825	$12,163
Commercial real estate	44,979	52,497	63,625
Construction and land	4,465	5,016	6,382
Residential	10,732	10,892	9,286

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of and for the year ended December 31,
	2014	2013	2012
	(In thousands)
Home equity	1,020	1,085	1,535
Consumer and other	322	540	1,149
Unallocated	2,016	2,202	1,974
Total allowance for loan losses, beginning of year	76,371	84,057	96,114
Provision/ (credit) for loan losses:
Commercial and industrial	(237)	11	2,819
Commercial real estate	(1,940)	(10,024)	(6,325)
Construction and land	(1,905)	(1,683)	(3,081)
Residential	(2,247)	1,824	4,078
Home equity	(32)	271	(389)
Consumer and other	(93)	(213)	(630)
Unallocated	54	(186)	228
Total provision/(credit) for loan losses	(6,400)	(10,000)	(3,300)
Loans charged-off:
Commercial and industrial	(717)	(218)	(4,968)
Commercial real estate	(3,160)	(2,712)	(8,306)
Construction and land	(1,100)	(100)	(710)
Residential	(263)	(2,008)	(2,944)
Home equity	—	(360)	(129)
Consumer and other	(56)	(19)	(128)
Total charge-offs	(5,296)	(5,417)	(17,185)
Recoveries on loans previously charged-off:
Commercial and industrial	2,231	1,219	1,811
Commercial real estate	3,975	5,218	3,503
Construction and land	2,581	1,232	2,425
Residential	2,152	24	472
Home equity	15	24	68
Consumer and other	209	14	149
Total recoveries	11,163	7,731	8,428
Allowance for loan losses at December 31 (end of year):
Commercial and industrial	14,114	12,837	11,825
Commercial real estate	43,854	44,979	52,497
Construction and land	4,041	4,465	5,016
Residential	10,374	10,732	10,892
Home equity	1,003	1,020	1,085
Consumer and other	382	322	540
Unallocated	2,070	2,016	2,202
Total allowance for loan losses at December 31 (end of year)	$75,838	$76,371	$84,057

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present the Company’s allowance for loan losses and loan portfolio at December 31, 2014 and 2013 by portfolio segment, disaggregated by method of impairment analysis. The Company had no loans acquired with deteriorated credit quality at December 31, 2014 or 2013.

	Commercial and industrial	Commercial real estate	Construction and land	Residential
	(In thousands)
Allowance for loan losses balance at December 31, 2014 attributable to:
Loans collectively evaluated	$14,023	$41,262	$3,869	$9,044
Loans individually evaluated	91	2,592	172	1,330
Total allowance for loan losses	$14,114	$43,854	$4,041	$10,374

Recorded investment (loan balance) at December 31, 2014:
Loans collectively evaluated	$950,183	$1,757,839	$113,928	$2,115,696
Loans individually evaluated	2,902	30,564	11,421	16,399
Total Loans	$953,085	$1,788,403	$125,349	$2,132,095

	Home equity	Consumer and other	Unallocated	Total
(Continued from above)	(In thousands)
Allowance for loan losses balance at December 31, 2014 attributable to:
Loans collectively evaluated	$1,003	$382	$2,070	$71,653
Loans individually evaluated	—	—	—	4,185
Total allowance for loan losses	$1,003	$382	$2,070	$75,838

Recorded investment (loan balance) at December 31, 2014:
Loans collectively evaluated	$114,809	$155,138	$—	$5,207,593
Loans individually evaluated	50	1,007	—	62,343
Total Loans	$114,859	$156,145	$—	$5,269,936

	Commercial and industrial	Commercial real estate	Construction and land	Residential
	(In thousands)
Allowance for loan losses balance at December 31, 2013 attributable to:
Loans collectively evaluated	$12,737	$44,249	$4,229	$9,820
Loans individually evaluated	100	730	236	912
Total allowance for loan losses	$12,837	$44,979	$4,465	$10,732

Recorded investment (loan balance) at December 31, 2013:
Loans collectively evaluated	$862,616	$1,772,785	$150,087	$2,016,160
Loans individually evaluated	3,437	40,609	3,830	16,134
Total Loans	$866,053	$1,813,394	$153,917	$2,032,294

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Home equity	Consumer and other	Unallocated	Total
(Continued from above)	(In thousands)
Allowance for loan losses balance at December 31, 2013 attributable to:
Loans collectively evaluated	$1,020	$322	$2,016	$74,393
Loans individually evaluated	—	—	—	1,978
Total allowance for loan losses	$1,020	$322	$2,016	$76,371

Recorded investment (loan balance) at December 31, 2013:
Loans collectively evaluated	$113,610	$133,134	$—	$5,048,392
Loans individually evaluated	50	7	—	64,067
Total Loans	$113,660	$133,141	$—	$5,112,459

7.    PREMISES AND EQUIPMENT
Premises and equipment consisted of the following:

	As of December 31,
	2014	2013
	(In thousands)
Leasehold improvements	$41,625	$39,445
Furniture, fixtures, and equipment	46,809	41,508
Buildings	4,724	4,724
Land	374	374
Subtotal	93,532	86,051
Less: accumulated depreciation and amortization	61,333	56,893
Premises and equipment, net	$32,199	$29,158
Depreciation and amortization expense related to premises and equipment was $6.5 million, $6.2 million, and $6.6 million for the years ended December 31, 2014, 2013, and 2012, respectively.
The Company is obligated for minimum payments under non-cancelable operating leases. In accordance with the terms of these leases, the Company is currently committed to minimum annual payments as follows:

Minimum lease payments
(In thousands)
2015	$17,892
2016	17,839
2017	14,399
2018	13,248
2019	12,163
Thereafter	64,186
Total	$139,727
Additionally, the Company remains a guarantor on a non-cancelable operating lease for a divested affiliate through 2016. Minimum lease payments on this lease are $0.7 million for 2015 and $0.5 million for 2016.
Rent expense for the years ended December 31, 2014, 2013, and 2012 was $15.7 million, $14.8 million and $16.3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.     GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The following tables details the changes in carrying value of goodwill by segment during the year ended December 31, 2014. There were no changes in the carrying value of goodwill during 2013.

	Balance at December 31, 2013	Contributions, net	Acquisitions	Balance at December 31, 2014
	(In thousands)
Goodwill
Private Banking	$2,403	$(2,403)	$—	$—
Wealth Management and Trust	—	2,403	41,902	44,305
Investment Management	66,955	—	—	66,955
Wealth Advisory	40,822	—	—	40,822
Total goodwill	$110,180	$—	$41,902	$152,082

The following tables detail total goodwill and the cumulative impairment charges thereon as of December 31, 2014 and 2013:

	Goodwill prior to impairment	Cumulative goodwill impairment	Goodwill
	(In thousands)
Private Banking	$34,281	$(34,281)	$—
Wealth Management and Trust	44,305	—	44,305
Investment Management	117,216	(50,261)	66,955
Wealth Advisory	40,822	—	40,822
Total goodwill at December 31, 2014	$236,624	$(84,542)	$152,082

Private Banking	$36,684	$(34,281)	$2,403
Investment Management	117,216	(50,261)	66,955
Wealth Advisory	40,822	—	40,822
Total goodwill at December 31, 2013	$194,722	$(84,542)	$110,180
In 2014, additional goodwill of $41.9 million was recorded as a result of the acquisition of Banyan. In the fourth quarter of 2014, goodwill of $2.4 million was reclassified from the Private Banking segment to the newly-created Wealth Management and Trust segment. In 2013, the Company recognized no additional goodwill.
ASC 350, Intangibles - Goodwill and Other, requires the Company to test goodwill and intangible assets for impairment on an annual basis and in between annual dates if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value.
Management performed its annual goodwill and intangibles impairment testing during the fourth quarters of 2014 and 2013. The estimated fair value for all reporting units exceeded the carrying value, which resulted in no goodwill or intangible asset impairment charges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible assets
The following table shows the gross and net carrying amounts of identifiable intangible assets at December 31, 2014 and 2013:

	2014			2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(In thousands)
Advisory contracts	$75,013	$37,676	$37,337	$51,063	$33,059	$18,004
Employment agreements	3,247	3,247	—	3,247	3,247	—
Trade names and other	2,040	—	2,040	2,040	—	2,040
Mortgage servicing rights	1,380	1,039	341	1,379	819	560
Total	$81,680	$41,962	$39,718	$57,729	$37,125	$20,604
The Company recognized additional identifiable intangible assets of $23.9 million in advisory contracts in 2014 related to the acquisition of Banyan, and less than $0.1 million in 2013 related to mortgage servicing rights.
Boston Private Bank acquired Banyan on October 2, 2014 and allocated approximately $41.9 million of the purchase price to goodwill and $23.9 million to amortizable intangible assets. The intangible assets consist of advisory contracts, including referral networks, and will be amortized over a 12 year period based on the expected economic benefits. See Part I. Item 1. “Notes to Consolidated Financial Statements - Note 3: Acquisitions, Asset sales, and Divestitures” for further details.
Consolidated expense related to intangible assets subject to amortization was $4.8 million, $4.3 million, and $4.4 million for 2014, 2013, and 2012, respectively.
Management reviews, and adjusts if necessary, intangible asset amortization schedules to ensure that the remaining life on the amortization schedule accurately reflects the useful life of the intangible asset. The weighted average amortization period of these intangible assets is 4.65 years.
The estimated annual amortization expense for these identifiable intangibles over the next five years is:

Estimated intangible amortization expense
(In thousands)
2015	$6,552
2016	5,898
2017	5,160
2018	3,957
2019	3,074

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2014 and 2013.

	December 31, 2014				December 31, 2013
	Asset derivatives		Liability derivatives		Asset derivatives		Liability derivatives
	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$34	Other liabilities	$(3,352)	Other assets	$921	Other liabilities	$(4,012)
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	5,323	Other liabilities	(5,434)	Other assets	2,045	Other liabilities	(2,029)
Total		$5,357		$(8,786)		$2,966		$(6,041)
___________________

(1)	For additional details, see Part II. Item 8. “Financial Statements and Supplementary Data - Note 21: Fair Value of Financial Instruments.”
The following table presents the effect of the Company’s derivative financial instruments in the consolidated statement of operations for the years ended December 31, 2014 and 2013.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) Years Ended December 31,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)Years Ended December 31,
	2014	2013		2014	2013
(In thousands)
Interest rate products	$(3,425)	$15	Interest Expense	$(3,198)	$(2,083)
Total	$(3,425)	$15		$(3,198)	$(2,083)

The Holding Company and the Bank have agreements with their derivative counterparties that contain provisions where, if the Holding Company or Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Holding Company or the Bank could also be declared in default on its derivative obligations. The Holding Company and the Bank were in compliance with these provisions as of December 31, 2014 and 2013.
The Holding Company and the Bank also have agreements with certain of their derivative counterparties that contain provisions where, if the Holding Company or Bank fails to maintain its status as a well- or adequately-capitalized institution, then the counterparty could terminate the derivative positions and the Holding Company or the Bank would be required to settle its obligations under the agreements. The Holding Company and the Bank were in compliance with these provisions as of December 31, 2014 and 2013.
Certain of the Holding Company and the Bank’s agreements with their derivative counterparties contain provisions where if specified events or conditions occur that materially change the Holding Company’s or the Bank’s creditworthiness in an adverse manner, the Holding Company or the Bank may be required to fully collateralize their obligations under the derivative instruments. The Holding Company and the Bank were in compliance with these provisions as of December 31, 2014 and 2013.
As of December 31, 2014 and 2013, the termination amounts related to collateral determinations of derivatives in a liability position was $8.9 million and $6.1 million, respectively. The Company has minimum collateral requirements with its derivative counterparties and has posted cash collateral of $3.7 million and $7.3 million, respectively, and pledged securities of $7.0 million and $1.5 million, respectively, as of December 31, 2014 and 2013, against its obligations under these agreements.

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
The Bank also entered into a total of six interest rate swaps, one during 2014 with an effective date of June 1, 2014, and five during 2013 with effective dates of December 1, 2014, September 2, 2014, June 1, 2014, March 1, 2014, and August 1, 2013. The six interest rate swaps each have a notional amount of $25 million and have terms ranging from three to six years. The Bank’s risk management objective and strategy for these interest rate swaps is to reduce its exposure to variability in interest-related cash outflows attributable to changes in the LIBOR swap rate associated with borrowing programs for each of the periods, initially expected to be accomplished with LIBOR-indexed brokered deposits, but may also include LIBOR-indexed FHLB advances. The interest rate swaps will effectively fix the Bank’s interest payments on $150 million of its LIBOR-indexed liabilities at rates between 1.17% and 2.32%, and a weighted average rate of 1.85%.
The Company uses the “Hypothetical Derivative Method” described in ASC 815, Derivatives and Hedging (“ASC 815”), for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (“OCI”) (outside of earnings) and subsequently reclassified to earnings in interest and dividend income when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of operations as part of fees and other income. The Company had no hedge ineffectiveness recognized in earnings during the years ended December 31, 2014 and 2013. The Company also monitors the risk of counterparty default on an ongoing basis.
A portion of the balance reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are made or received on the Company’s interest rate swaps. During the next twelve months, the Company estimates that $2.7 million will be reclassified as an increase in interest expense.
Non-designated Hedges
Derivatives not designated as hedges are not speculative and result from two different services the Bank provides to qualified commercial clients. The Bank offers certain derivative products directly to such clients. The Bank economically hedges derivative transactions executed with commercial clients by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of these programs are not designated in ASC 815-qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset through earnings. Fees earned in connection with the execution of derivatives related to this program are recognized in the consolidated statement of operations in other income. As of December 31, 2014 and 2013, the Bank had 24 and 12 derivatives related to this program, comprised of interest rate swaps and caps, with an aggregate notional amount of $238.7 million and $150.8 million, respectively. As of December 31, 2014 and 2013, the Bank had no foreign currency exchange contracts outstanding related to this program. The derivative asset and liability values for non-designated hedges include an adjustment related to the consideration of credit risk required under ASC 820.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the effect of the Company’s derivative financial instruments, not designated as hedging instruments, in the consolidated statements of operations for the years ended December 31, 2014 and 2013.

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss), Net, Recognized in Income on Derivative Years Ended December 31,
		2014	2013
		(In thousands)
Interest rate products	Other income/(expense)	$(127)	$95
Foreign exchange contracts	Other income/(expense)	—	8
Total		$(127)	$103

10.    DEPOSITS
Deposits are summarized as follows:

	December 31,
	2014	2013
	(In thousands)
Demand deposits (non-interest bearing)	$1,418,426	$1,327,752
NOW (1)	549,320	473,993
Savings	71,367	63,807
Money market (1)	2,816,928	2,625,830
Certificates of deposit under $100,000 (1)	185,721	190,099
Certificates of deposit $100,000 or greater	412,117	428,889
Total	$5,453,879	$5,110,370
___________________
(1)    Includes brokered deposits.

Certificates of deposit had the following schedule of maturities:

	December 31,
	2014	2013
	(In thousands)
Less than 3 months remaining	$171,157	$174,394
3 to 6 months remaining	126,109	158,642
6 to 12 months remaining	121,654	137,185
1 to 3 years remaining	120,701	51,106
3 to 5 years remaining	41,706	78,502
More than 5 years remaining	16,511	19,159
Total	$597,838	$618,988
Interest expense on certificates of deposit $100,000 or greater was $2.3 million, $2.4 million and $3.4 million for the years ended December 31, 2014, 2013, and 2012, respectively. At both December 31, 2014 and 2013, $0.6 million of overdrawn deposit accounts were reclassified to loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.    FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

	Federal Funds Purchased	Securities Sold Under Agreement to Repurchase
	(In thousands)
2014
Outstanding at end of year	$—	$30,496
Maximum outstanding at any month-end	75,000	154,448
Average balance for the year	1,671	108,191
Weighted average rate at end of year	—%	0.05%
Weighted average rate paid for the year	0.33%	0.05%
2013
Outstanding at end of year	$—	$102,353
Maximum outstanding at any month-end	90,000	125,971
Average balance for the year	4,732	102,643
Weighted average rate at end of year	—%	0.05%
Weighted average rate paid for the year	0.30%	0.36%
2012
Outstanding at end of year	$—	$116,319
Maximum outstanding at any month-end	85,000	135,753
Average balance for the year	9,907	125,443
Weighted average rate at end of year	—%	0.80%
Weighted average rate paid for the year	0.33%	1.25%
The federal funds purchased generally mature within 30 days of the transaction date.
Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature. In a repurchase agreement transaction, the Bank will generally sell an investment security, agreeing to repurchase either the same or a substantially identical security on a specified later date at a price slightly greater than the original sales price. The difference in the sale price and repurchase price is the cost of the use of the proceeds, or interest expense. Repurchase transactions are accounted for as financing arrangements rather than as sales of such securities, and the obligation to repurchase such securities is reflected as a liability in the Company’s consolidated balance sheets. The securities underlying the agreements remain under the Company’s control. Investment securities with a fair value of $205.9 million and $176.4 million were pledged as collateral for the securities sold under agreements to repurchase at December 31, 2014 and 2013, respectively.
As of December 31, 2014 and 2013, the Bank had unused federal funds lines with correspondent banks of $171.0 million and $196.0 million, respectively.

12.    FEDERAL HOME LOAN BANK BORROWINGS
The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston. As a member of the FHLB of Boston, the Bank has access to short- and long-term borrowings. Borrowings from the FHLB are secured by the Bank’s stock investment in the FHLB and a blanket lien on “qualified collateral” defined principally as a percentage of the principal balance of certain types of mortgage loans. The stock investment cannot be used for additional borrowing collateral. The percentage of collateral valuation from the FHLB varies between 50% and 80% based on the underlying collateral. The Bank had loans pledged as collateral with a book value of $2.1 billion and $1.8 billion, at December 31, 2014 and 2013, respectively. Based on this collateral and the valuation applied, the Bank had borrowings outstanding of $370.2 million and $367.3 million, and available credit with the FHLB of Boston of $1.2 billion and $836.5 million, at December 31, 2014 and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of borrowings from the FHLBs is as follows:

	December 31, 2014
	Amount	Weighted Average Rate
	(In thousands)
Within 1 year	$81,960	1.68%
Over 1 to 2 years	111,837	1.97%
Over 2 to 3 years	80,271	2.12%
Over 3 to 4 years	58,093	1.65%
Over 4 to 5 years	—	—%
Over 5 years	37,989	3.67%
Total	$370,150	2.06%
As of December 31, 2014, $13.0 million of the FHLB borrowings are callable by the FHLB prior to maturity. As of December 31, 2013, $38.0 million of the FHLB borrowings are callable by the FHLB prior to maturity.
FHLB Stock
As a member of the FHLB, the Bank is required to own FHLB stock based on a percentage of outstanding advances in addition to a membership stock ownership requirement. Prior to the 2011 merger of the Banks, each of the Banks was a member of its local FHLB located in either Boston, Seattle, or San Francisco. At the time of the merger there were outstanding FHLB borrowings with both the FHLBs of San Francisco and Seattle. As of December 31, 2014, only borrowings with the FHLB of San Francisco remain outstanding. The FHLB stock with Seattle can be redeemed at par subject to a waiting period. The FHLB stock with San Francisco can be redeemed, subject to a waiting period, at par when the remaining advance matures.
For the borrowings with the FHLB of Boston, the Bank is required to own FHLB stock of at least 3.0% to 4.5% of outstanding advances depending on the terms of the advance. In addition, the Bank is required to have a minimum Membership Stock Investment which is based on a percentage of certain assets as reported in the Bank’s FDIC Call Report. FHLB of Boston stock owned in excess of the minimum requirements can be redeemed at par upon request by a member.
As of December 31, 2014 and 2013, the Bank’s FHLB stock holdings totaled $32.3 million and $38.6 million, respectively, of which $27.5 million and $30.8 million, respectively was invested in the FHLB of Boston. The Bank’s investment in FHLB stock is recorded at cost and is redeemable at par. The remaining FHLB stock holdings are invested in the FHLB of San Francisco, of which Borel and First Private were members prior to the merger, and the FHLB of Seattle, of which Charter was a member prior to the merger.

13.    JUNIOR SUBORDINATED DEBENTURES
The schedule below presents the detail of the Company’s junior subordinated debentures:

	December 31,
	2014	2013
	(In thousands)
Boston Private Capital Trust II junior subordinated debentures	$103,093	$103,093
Boston Private Capital Trust I junior subordinated debentures	3,270	3,270
Total	$106,363	$106,363
All of the Company’s junior subordinated debentures mature in more than five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Boston Private Capital Trust II junior subordinated debentures
In September 2005, the Company and Boston Private Capital Trust II, a Delaware statutory trust (“Trust II”) entered into a Purchase Agreement for the sale of $100 million of trust preferred securities issued by Trust II and guaranteed by the Company on a subordinated basis. Trust II’s preferred securities pay interest quarterly and had an annual distribution rate of 6.25% up to, but not including, December 30, 2010. Subsequently, Trust II’s preferred securities converted to a floating rate of a three-month LIBOR plus 1.68%; provided, however, that the interest rate does not exceed the highest rate permitted by New York law, and may be modified by the U.S. law of general application. At December 31, 2014, the interest rate for the Trust II’s preferred securities was 1.94%. The Company entered into an interest rate swap agreement beginning on December 30, 2010 to hedge the floating rate for a portion of this security. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 9: Derivatives and Hedging Activities” for additional details.
Each of the Trust II preferred securities represents an undivided beneficial interest in the assets of Trust II. The Company owns all of Trust II’s common securities. Trust II’s only assets will be the junior subordinated debentures issued to it by the Company on substantially the same payment terms as Trust II’s preferred securities. The Company’s investment in Trust II was $3.1 million at both December 31, 2014 and 2013.
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
At December 31, 2014 and 2013, the Company was in compliance with the above covenants.
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
From 2009 through 2013, the Company executed a series of repurchases totaling $104.98 million of Trust I’s convertible preferred securities, recognizing a combined pre-tax gain on repurchases of $26.5 million, including gains of $3.4 million in 2012 and $0.6 million in 2013. In 2014, the Company repurchased no trust preferred securities, and therefore recognized no gain on repurchase.
As of December 31, 2014, there was an immaterial amount remaining outstanding of the Trust I convertible trust preferred securities. The Company’s investment in Trust I was $3.2 million at both December 31, 2014 and 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14.     NONCONTROLLING INTERESTS
At the Company, noncontrolling interests typically consist of equity owned by management of the Company’s respective majority-owned affiliates. Net income attributable to noncontrolling interests in the consolidated statements of operations represents the net income allocated to the noncontrolling interest owners of the affiliates. Net income allocated to the noncontrolling interest owners was $4.8 million, $3.9 million, and $3.1 million for the years ended December 31, 2014, 2013, and 2012, respectively.
On the consolidated balance sheets, noncontrolling interests are included as the sum of the capital and undistributed profits allocated to the noncontrolling interest owners. Typically, this balance is included in a company’s permanent shareholders’ equity in the consolidated balance sheets. When the noncontrolling interest owners’ rights include certain redemption features, as described in ASC 480, Distinguishing Liabilities from Equity, such redeemable noncontrolling interests are classified as mezzanine equity and are not included in permanent shareholders’ equity. Due to the redemption features of the noncontrolling interests discussed in this footnote, the Company had redeemable noncontrolling interests held in mezzanine equity in the accompanying consolidated balance sheets of $20.9 million and $19.5 million at December 31, 2014 and 2013, respectively. The aggregate amount of such redeemable noncontrolling equity interests are recorded at the estimated maximum redemption values, as discussed below. In addition, as discussed below, the Company had $0.4 million and $0.2 million in noncontrolling interests included in permanent shareholders’ equity at December 31, 2014 and 2013, respectively.
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
The following table presents the contractually determined maximum redemption values to repurchase the noncontrolling interests by affiliate, at the periods indicated:

	December 31, 2014	December 31, 2013
	(In thousands)
Anchor	$11,929	$11,533
BOS	6,069	5,337
DGHM	3,293	2,769
Total	$21,291	$19,639
Redeemable noncontrolling interests	$20,905	$19,468
Noncontrolling interests	$386	$171

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a summary, by individual affiliate, of the terms of the put and call options:
Anchor
The Company, through its acquisition of Anchor, acquired approximately an 80% interest in each of Anchor and Anchor Russell on June 1, 2006. Effective January 1, 2013, Anchor Russell merged into Anchor, with Anchor as the surviving entity. Anchor management and employees own the remaining noncontrolling equity interests of the firm, approximately 20%. The Anchor operating agreement describes a process for the orderly transfer of noncontrolling equity interests between the Company and the Anchor noncontrolling interest owners at a contractually agreed upon value, with appraisal rights for all parties. Certain events, such as death, disability, retirement, resignation, or termination, may result in repurchase of the noncontrolling equity interests by the Company at the then contractually agreed upon value. The Anchor agreement provides a formulaic mechanism to determine the then value of the noncontrolling equity interests. These noncontrolling equity interests have a five-year vesting period. Beginning six months after vesting, a holder of noncontrolling equity interests may put up to 10% of his or her outstanding equity interests annually to the Company. The six-month holding period ensures the risks and rewards of ownership are transferred to the holder of the noncontrolling equity interests. Holders of noncontrolling equity interests must retain 50% of their total outstanding units until such time as they leave the firm.
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
The maximum redemption value, based on the contractually determined maximum redemption value formula, to repurchase the remaining approximately 20% of Anchor’s noncontrolling equity interests is approximately $11.9 million and $11.5 million, as of December 31, 2014 and 2013, respectively. Of the $11.9 million of noncontrolling equity interests at December 31, 2014, $0.4 million is included in permanent equity and the remainder is included in mezzanine equity. Of the $11.5 million of noncontrolling equity interests at December 31, 2013, $0.2 million is included in permanent equity and the remainder is included in mezzanine equity.
BOS
The Company acquired approximately a 70% interest in BOS through a series of purchases dating back to February 5, 2004. The remaining approximate 30% is owned by BOS principals. The BOS operating agreement describes a procedure for the orderly transfer of noncontrolling equity interests between the BOS noncontrolling interest owners and the Company at the then fair value, with appraisal rights for all parties. Certain events, such as death, disability, retirement, resignation, or voluntary termination, subject to the vesting period, will result in repurchase of the noncontrolling equity interests by the Company at the then fair value, unless another noncontrolling interest owner opts to purchase the noncontrolling equity interests in question. These noncontrolling equity interests have vesting periods of up to seven years. Immediately after vesting, a holder of noncontrolling equity interests may put up to the greater of 10% of his or her outstanding equity interests or 1% of total outstanding equity interests in BOS annually to the Company. Any unexercised portion of the annual put option can be carried forward to future years, provided that noncontrolling interest owners retain approximately 50% of their total outstanding units until such time as they leave the firm. The maximum redemption value, based on fair value, to repurchase the remaining approximately 30% of BOS’ noncontrolling equity interests is approximately $6.1 million and $5.3 million as of December 31, 2014 and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DGHM
The Company, through its acquisition of DGHM, acquired an 80% interest in DGHM on February 6, 2004. DGHM management and employees own the remaining 20% interest in DGHM. The DGHM operating agreement describes a process for the orderly transfer of noncontrolling equity interests between the Company and the DGHM noncontrolling interest owners at a contractually agreed upon value, with appraisal rights for all parties. Certain events, such as a change in control, death, disability, retirement, resignation or termination, may result in repurchase of the noncontrolling equity interests by the Company at the then contractually agreed upon value. The DGHM operating agreement provides a formulaic mechanism to determine the then value of the noncontrolling equity interests. These noncontrolling equity interests have a five-year vesting period. Beginning six months after vesting, a holder of noncontrolling equity interests may put up to 10%-20% of his or her outstanding units annually to the Company. The six-month holding period ensures the risks and rewards of ownership are transferred to the holder of the noncontrolling equity interests. Beginning in December 2009, the Company has an annual call right under which it may elect to repurchase 10-20% of the non-management and management members’ vested units. No more than 40% of the outstanding noncontrolling equity interests’ units can be put in any one year. Certain key members of DGHM management are contractually obligated to retain 50% of their noncontrolling equity interests until such time as they leave the firm. The maximum redemption value, based on the contractually determined maximum redemption value formula, to repurchase the remaining 20% of DGHM’s noncontrolling equity interests is approximately $3.3 million and $2.8 million as of December 31, 2014 and 2013, respectively.
DTC
In the second quarter of 2012, the Company completed the sale of its affiliate DTC. Prior to the sale, the Company held an approximate 70% interest in DTC since the Company’s initial investment on February 1, 2008. DTC management and employees owned the remaining 30% interest in the firm. For additional information on the sale, see Part II. Item 8. “Financial Statements and Supplementary Data - Note 3: Acquisitions, Asset Sales, and Divestitures”
The following table presents an analysis of the Company’s redeemable noncontrolling interests for the periods indicated:

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Balance at beginning of year	$19,468	$19,287	$21,691
Net income attributable to noncontrolling interests	4,750	3,948	3,122
Distributions	(4,426)	(3,416)	(3,851)
DTC disposition	—	—	(1,470)
Other	1,113	(351)	(205)
Balance at end of year	$20,905	$19,468	$19,287

Impact on EPS from Certain Changes in Redemption Value
To the extent that the increase in the estimated maximum redemption amounts exceeds the net income attributable to the noncontrolling interests, such excess may reduce net income attributable to the Company’s common shareholders for purposes of the Company’s EPS computations depending upon how the maximum redemption value is calculated. In cases where the maximum redemption value is calculated using a contractually determined value or predefined formula, such as a multiple of EBITDA, there may be a reduction to the net income attributable to the Company’s common shareholders for purposes of the Company’s EPS computations. However, in cases where maximum redemption value is calculated using the then fair value, there is no effect on EPS. Fair value can be derived through an enterprise value using market observations of comparable firms, a discounted cash flow analysis, or a combination of the two, among other things, rather than a contractually predefined formula or multiple of EBITDA.

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
Common Stock
The Company has 170 million shares of common stock authorized for issuance. At December 31, 2014, it had 82,961,855 shares outstanding and 87,038,145 shares available for future issuance, including shares reserved for future issuance pursuant to the Company’s stock-based compensation plans, as discussed in Part II. Item 8. “Financial Statements and Supplementary Data - Note 18: Employee Benefits.” At December 31, 2013, it had 79,837,612 shares outstanding and 90,162,388 shares available for future issuance,
Warrants to purchase common stock
The Company currently has one class of warrants to purchase common stock outstanding. These warrants were initially issued to the U.S. Department of the Treasury (the “Treasury”) (the “TARP warrants”). The following table summarizes the terms of the TARP warrant agreements outstanding at December 31, 2014:

Name of warrants	Number of warrants	Original warrant share number	Current warrant share number (2)	Original exercise price of warrants	Current exercise price of warrants (2)	Date issued	Expiration date
TARP Warrants (1)	2,887,500	1.00	1.05	$8.000	$7.625	11/21/2008	11/21/2018
___________________

(1)	The TARP warrants, while initially issued to the Treasury, were purchased from the Treasury by unrelated third parties at a market rate.

(2)
Per the terms of the TARP warrants agreement, the exercise price and number of shares issuable upon exercise may be adjusted ratably for dividends paid on the Company’s common stock that exceed the dividend rate at the time the warrants were issued, at which time the Company paid quarterly dividends of $0.01 per share. The current warrant share number and current exercise price of the warrant reflect the warrant as adjusted for common stock dividends through February 6, 2015 the latest dividend record date prior to the filing of this Annual Report.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accumulated Other Comprehensive Income
Comprehensive income/ (loss) represents the change in equity of the Company during a year from transactions and other events and circumstances from non-shareholder sources. It includes all changes in equity during a year except those resulting from investments by shareholders and distributions to shareholders.
The following table presents the Company’s comprehensive income/ (loss) and related tax effect for the years ended December 31, 2014, 2013, and 2012:

	Other comprehensive income/(loss):
	Pre-tax	Tax expense/ (benefit)	Net
	(In thousands)
2014
Unrealized gain/ (loss) on securities available for sale	$6,231	$2,495	$3,736
Less: Adjustment for realized gains/(losses), net	(7)	(3)	(4)
Net unrealized gain/ (loss) on securities available for sale	6,238	2,498	3,740
Unrealized gain/ (loss) on cash flow hedge	(3,425)	(1,416)	(2,009)
Add: scheduled reclass and other	3,198	1,349	1,849
Net unrealized gain/ (loss) on cash flow hedge	(227)	(67)	(160)
Net unrealized gain/ (loss) on other	(135)	(55)	(80)
Other comprehensive gain/ (loss)	5,876	2,376	3,500
Net income attributable to the Company (1)	101,180	32,365	68,815
Total comprehensive income	$107,056	$34,741	$72,315
2013
Unrealized gain/ (loss) on securities available for sale	$(11,797)	$(4,656)	$(7,141)
Less: Adjustment for realized gains, net	49	21	28
Net unrealized gain/ (loss) on securities available for sale	(11,846)	(4,677)	(7,169)
Unrealized gain/ (loss) on cash flow hedges	15	13	2
Add: scheduled reclass and other	2,083	879	1,204
Net unrealized gain/ (loss) on cash flow hedges	2,098	892	1,206
Net unrealized gain/ (loss) on other	(652)	(294)	(358)
Other comprehensive gain/ (loss)	(10,400)	(4,079)	(6,321)
Net income attributable to the Company (1)	103,498	32,963	70,535
Total comprehensive income	$93,098	$28,884	$64,214
2012
Unrealized gain/ (loss) on securities available for sale	$(1,577)	$(640)	$(937)
Less: Adjustment for realized gains, net	871	314	557
Less: Adjustment for discontinued operations	(35)	(12)	(23)
Net unrealized gain/ (loss) on securities available for sale	(2,413)	(942)	(1,471)
Unrealized gain/ (loss) on cash flow hedges	(1,638)	(760)	(878)
Add: scheduled reclass and other	1,757	742	1,015
Net unrealized gain/ (loss) on cash flow hedges	119	(18)	137
Net unrealized gain/ (loss) on other	(216)	(80)	(136)
Other comprehensive gain/ (loss)	(2,510)	(1,040)	(1,470)
Net income attributable to the Company (1)	74,206	20,935	53,271
Total comprehensive income	$71,696	$19,895	$51,801
___________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1)	Pre-tax net income attributable to the Company is calculated as income before income taxes, plus net income from discontinued operations, less net income attributable to noncontrolling interests.
The following table presents a summary of the amounts reclassified from accumulated other comprehensive income/ (loss) for the years ended December 31, 2014, 2013, and 2012:

Description of component of accumulated other comprehensive income/ (loss)	Year ended December 31,			Affected line item in Statement of Operations
	2014	2013	2012
	(In thousands)
Adjustment for realized gains/(losses) on securities available for sale, net:
Pre-tax	$(7)	$49	$871	Gain/ (loss) on sale of investments, net
Tax expense/ (benefit)	(3)	21	314	Income tax expense
Net	$(4)	$28	$557	Net income attributable to the Company
Adjustment for discontinued operations for securities available for sale, net:
Pre-tax	$—	$—	$(35)	Net income from discontinued operations
Tax expense/ (benefit)	—	—	(12)	Net income from discontinued operations
Net	$—	$—	$(23)	Net income from discontinued operations
Net realized gain/ (loss) on cash flow hedges:
Hedge related to junior subordinated debentures:
Pre-tax	$1,926	$1,894	$1,757	Interest expense on junior subordinated debentures
Tax expense/ (benefit)	824	799	742	Income tax expense
Net	$(1,102)	$(1,095)	$(1,015)	Net income attributable to the Company
Hedge related to deposits
Pre-tax	$1,272	$189	$—	Interest expense on deposits
Tax expense/ (benefit)	525	80	—	Income tax expense
Net	$(747)	$(109)	$—	Net income attributable to the Company
Total reclassifications for the period, net of tax	$(1,849)	$(1,204)	$(1,038)
The following table presents the components of the Company’s accumulated other comprehensive income/ (loss) as of December 31:

	2014	2013	2012
	(In thousands)
Unrealized gain/ (loss) on securities available for sale, net of tax	$1,983	$(1,757)	$5,412
Unrealized gain/ (loss) on cash flow hedges, net of tax	(1,923)	(1,763)	(2,969)
Unrealized gain/ (loss) on other, net of tax	(757)	(677)	(319)
Accumulated other comprehensive income/ (loss)	$(697)	$(4,197)	$2,124

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
The following table is a reconciliation of the components of basic and diluted EPS computations for the three years ended December 31:

	For the year ended December 31,
	2014	2013	2012
	(In thousands, except share and per share data)
Basic earnings per share - Numerator:
Net income from continuing operations	$67,405	$66,691	$48,758
Less: Net income attributable to noncontrolling interests	4,750	3,948	3,122
Net income from continuing operations attributable to the Company	62,655	62,743	45,636
Decrease/ (increase) in noncontrolling interests’ redemption values (1)	(525)	(368)	(415)
Dividends on participating securities (2)	(3,703)	(14,689)	(366)
Total adjustments to income attributable to common shareholders	(4,228)	(15,057)	(781)
Net income from continuing operations attributable to common shareholders, before allocation to participating securities	58,427	47,686	44,855
Less: Amount allocated to participating securities	(282)	(1,243)	(4,499)
Net income from continuing operations attributable to common shareholders, after allocation to participating securities	$58,145	$46,443	$40,356
Net income from discontinued operations, before allocation to participating securities	$6,160	$7,792	$7,635
Less: Amount allocated to participating securities	(53)	(336)	(821)
Net income from discontinued operations, after allocation to participating securities	$6,107	$7,456	$6,814
Net income attributable to common shareholders, before allocation to participating securities	$64,587	$55,478	$52,490
Less: Amount allocated to participating securities	(335)	(1,579)	(5,320)
Net income attributable to common shareholders, after allocation to participating securities	$64,252	$53,899	$47,170

Basic earnings per share - Denominator:
Weighted average basic common shares outstanding	78,921,480	77,373,817	76,019,991
Per share data - Basic earnings per share from:
Continuing operations	$0.73	$0.60	$0.53
Discontinued operations	$0.08	$0.10	$0.09
Total attributable to common shareholders	$0.81	$0.70	$0.62

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the year ended December 31,
	2014	2013	2012
	(In thousands, except share and per share data)
Diluted earnings per share - Numerator:
Net income from continuing operations attributable to common shareholders, after allocation to participating securities	$58,145	$46,443	$40,356
Add back: income allocated to dilutive securities	—	—	—
Net income from continuing operations attributable to common shareholders, after allocation to participating securities, after assumed dilution	58,145	46,443	40,356
Net income from discontinued operations, after allocation to participating securities	6,107	7,456	6,814
Net income attributable to common shareholders, after allocation to participating securities, after assumed dilution	$64,252	$53,899	$47,170
Diluted earnings per share - Denominator:
Weighted average basic common shares outstanding	78,921,480	77,373,817	76,019,991
Dilutive effect of:
Stock options and non-participating performance-based and certain time-based restricted stock (3)	759,138	656,066	579,627
Warrants to purchase common stock (3)	1,198,613	723,641	373,898
Dilutive common shares	1,957,751	1,379,707	953,525
Weighted average diluted common shares outstanding (3)	80,879,231	78,753,524	76,973,516
Per share data - Diluted earnings per share from:
Continuing operations	$0.72	$0.59	$0.52
Discontinued operations	$0.07	$0.09	$0.09
Total attributable to common shareholders	$0.79	$0.68	$0.61
Dividends per share declared and paid on common stock	$0.32	$0.24	$0.04
_____________________

(1)
See Part II. Item 8. “Financial Statements and Supplementary Data - Note 14: Noncontrolling Interests” for a description of the redemption values related to the redeemable noncontrolling interests. In accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), an increase in redemption values from period to period reduces income attributable to common shareholders. Decreases in redemption value from period to period increase income attributable to common shareholders, but only to the extent that the cumulative change in redemption value remains a cumulative increase since adoption of this standard in the first quarter of 2009.

(2)
Consideration paid in excess of carrying value for the repurchase of the Series B preferred stock of $11.7 million is considered a deemed dividend and, for purposes of calculating EPS, reduces net income attributable to common shareholders for the year ended December 31, 2013.

(3)
The diluted EPS computations for the years ended December 31, 2014, 2013, and 2012 do not assume the conversion, exercise or contingent issuance of the following shares for the following periods because the result would have been antidilutive for the periods indicated. As a result of the anti-dilution, the potential common shares excluded from the diluted EPS computation are as follows:

	For the year ended December 31,
	2014	2013	2012
Shares excluded due to anti-dilution (treasury method):	(In thousands)
Potential common shares from:
Convertible trust preferred securities (a)	1	1	323
Total shares excluded due to anti-dilution	1	1	323

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the year ended December 31,
	2014	2013	2012
Shares excluded due to exercise price exceeding the average market price of common shares during the period (total outstanding):	(In thousands)
Potential common shares from:
Options, restricted stock, or other dilutive securities (b)	829	1,399	2,101
Total shares excluded due to exercise price exceeding the average market price of common shares during the period	829	1,399	2,101

(a)
If the effect of the conversion of the trust preferred securities would have been dilutive, interest expense, net of tax, related to the convertible trust preferred securities of $0.9 million for the year ended December 31, 2012 would have been added back to net income attributable to common shareholders for the diluted EPS computation. An immaterial amount would have been added back for the years ended December 31, 2014 and 2013.

(b)
Options to purchase shares of common stock, non-participating performance- and certain time-based restricted stock, and other dilutive securities that were outstanding at period ends were not included in the computation of diluted EPS or in the above anti-dilution table because their exercise or conversion prices were greater than the average market price of the common shares during the respective periods.

17.     INCOME TAXES
The components of income tax expense for continuing operations for the years ended December 31, 2014, 2013, and 2012 are as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Current expense:
Federal	$20,557	$17,758	$12,858
State	7,254	6,622	4,100
Total current expense	27,811	24,380	16,958
Deferred expense:
Federal	3,895	6,153	3,534
State	659	2,430	443
Total deferred expense	4,554	8,583	3,977
Income tax expense	$32,365	$32,963	$20,935
Income tax expense attributable to income from continuing operations differs from the amounts computed by applying the Federal statutory rate to pre-tax income from continuing operations. Reconciliations between the Federal statutory income tax rate of 35% to the effective income tax rate for the years ended December 31, 2014, 2013, and 2012 are as follows:

	Year Ended December 31,
	2014	2013	2012
Statutory Federal income tax rate	35.0%	35.0%	35.0%
Increase/ (decrease) resulting from:
Tax exempt interest, net	(5.6)%	(5.0)%	(5.6)%
State and local income tax, net of Federal tax benefit	5.2%	5.9%	4.2%
Tax credits	(1.7)%	(1.3)%	(1.9)%
Noncontrolling interests	(1.7)%	(1.4)%	(1.5)%
Other, net	1.2%	(0.1)%	(0.2)%
Effective income tax rate	32.4%	33.1%	30.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On March 31, 2014, New York enacted legislation that requires corporations that are engaged in unitary business operations to file combined returns with their affiliates for tax years beginning on or after January 1, 2015. Starting in 2015, all of the Company's affiliates will be included in the Company's New York tax return instead of just those affiliates with nexus to New York. In addition, the New York tax rate will be reduced from 7.1% to 6.5% for tax years beginning on or after January 1, 2016. The Company incorporated the impact of these New York law changes in 2014 due to the law being enacted in 2014. The Company adjusted the New York state applicable tax rate and apportionment percentages for purposes of measuring deferred tax assets and liabilities that will reverse after the effective date. As a result of these changes, the Company recorded a state tax benefit of $0.5 million, net of federal tax, in 2014.
The components of gross deferred tax assets and gross deferred tax liabilities at December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
	(In thousands)
Gross deferred tax assets:
Allowance for loan losses	$32,024	$36,634
Allowance for losses on OREO	875	896
Stock compensation	7,709	9,258
Deferred and accrued compensation	17,438	14,436
State loss carryforward, net of federal	103	346
Capital loss carryforward	469	2,165
Mark to market on securities available for sale	414	489
Contingent payments	1,765	1,902
Unrealized loss on investments	165	2,619
Fixed assets	688	—
Other	1,149	2,320
Gross deferred tax assets	62,799	71,065
Less: valuation allowance	298	2,000
Total deferred tax assets	62,501	69,065
Gross deferred tax liabilities:
Cancellation of debt income deferral	5,572	7,168
Goodwill and acquired intangible assets	7,989	2,673
Fixed assets	—	674
Other	1,364	3,186
Total gross deferred tax liabilities	14,925	13,701
Net deferred tax asset	$47,576	$55,364
Of the $7.8 million net decrease in the Company’s net deferred tax asset during 2014, $4.6 million was recognized as deferred income tax expense for continuing operations, $0.4 million was recognized as deferred income tax expense for discontinued operations, $2.4 million was recognized as a decrease to shareholders’ equity, and $0.4 million was recognized as an increase to investments in qualified affordable housing projects as a result of the Company adopting the proportional amortization method of accounting in 2014.
In accordance with ASC 740, deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of the tax benefit depends upon the existence of sufficient taxable income within the carry-back and future periods.
The Company believes that it is more likely than not that the net deferred tax asset as of December 31, 2014, excluding the net deferred tax asset on capital losses, will be realized, based upon the ability to generate future taxable income as well as the availability of current and historical taxable income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company believes the existing net deductible temporary differences that give rise to the net deferred tax asset, excluding the capital losses, will reverse in future periods when the Company expects to generate taxable income. Other positive evidence to support the realization of the Company’s net deferred tax asset includes:

•	The Company had cumulative pre-tax income, as adjusted for permanent book-to-tax differences, in the period 2012 through 2014.

•	Certain tax planning strategies are available to the Company, such as reducing investments in tax-exempt securities.

•	The Company has not had any operating loss or tax credit carryovers expiring unused in recent years.
At December 31, 2014, the Company had a $0.2 million deferred tax liability for a $0.4 million potential capital gain related to an installment sale and a $0.5 million deferred tax asset for $1.2 million of capital loss carryovers that are scheduled to expire in 2016. The Company believes it is more likely than not that the net deferred tax asset related to capital losses will not be realized and has recorded a valuation allowance of $0.3 million and $2.0 million at December 31, 2014 and 2013, respectively, attributable to this net deferred tax asset. The net change in the valuation allowance during the year ending December 31, 2014 of $1.7 million is primarily attributable to capital loss carryovers that expired in 2014.
At December 31, 2014, the Company had a $0.1 million deferred tax asset for state net operating loss carryovers totaling $1.9 million that are scheduled to expire in various tax years: $0.2 million in 2030; $0.1 million in 2031; and $1.6 million in 2032. The Company believes that it is more likely than not that the full amount of these state net operating loss carryovers will be utilized before they expire.
A reconciliation of the beginning and ending gross amount of unrecognized tax benefits under the provisions of ASC 740-10 is as follows:

	2014	2013	2012
	(In thousands)
Balance at January 1	$549	$4,802	$526
Additions based on tax positions related to the current year	245	143	149
Additions based on tax positions taken in prior years	366	1,493	4,332
Decreases based on tax positions taken in prior years	—	(4,332)	—
Decreases based on settlements with taxing authorities	—	(1,493)	—
Decreases based on the expiration of statute of limitations	(93)	(64)	(205)
Balance at December 31	$1,067	$549	$4,802
Excluded from the gross amount of unrecognized tax benefits for the years ended December 31, 2014, 2013, and 2012 are the federal tax benefits associated with the gross amount of state unrecognized tax benefits which, if recognized, would affect the effective tax rate. The net amount of unrecognized tax benefit which, if recognized, would affect the effective tax rate is $0.8 million at December 31, 2014, $0.4 million at December 31, 2013, and $0.2 million at December 31, 2012.
During the year ended December 31, 2014, the Company's gross amount of unrecognized tax benefits increased $0.5 million, from $0.5 million at December 31, 2013, to $1.1 million at December 31, 2014, primarily due to interactions with taxing authorities. The Company does not currently believe there is a reasonable possibility of any significant change to unrecognized tax benefits within the next twelve months.
The Company classifies interest and penalties, if applicable, related to unrecognized tax benefits as a component of income tax expense in the consolidated statements of operations. Interest and penalties recognized as part of the Company’s income tax expense is immaterial for the year ending December 31, 2014, a benefit of $0.4 million for the year ended December 31, 2013, and an expense of $0.3 million for the year ended December 31, 2012. The accrued amounts for interest and penalties were immaterial as of December 31, 2014 and 2013 and $0.4 million as of December 31, 2012.
Federal income tax returns are either under examination or remain subject to examination by the Internal Revenue Service for all tax years subsequent to 2008. The Company is currently under examination by the Internal Revenue Service for the tax year ended December 31, 2009. The Company believes it is reasonably possible that the settlement of this examination will occur within the next twelve months and believes the resolution of this examination will not have a significant impact on the effective tax rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

State income tax returns for the Company’s major tax jurisdictions of California, Massachusetts, and New York have either been examined or remain subject to examination for all the tax years subsequent to 2009. The examination by the Commonwealth of Massachusetts for the tax year ended December 31, 2009 was settled in October, 2012. The resolution of this examination did not have a significant impact on the effective tax rate. The examination by the State of New York for the tax years ended December 31, 2008 through 2011 was settled in November 2013. The resolution of this examination resulted in a release of gross state unrecognized tax benefits of $1.5 million, of which $0.6 million, including the federal tax benefits associated with the gross amount of these benefits, affected the effective tax rate. As of December 31, 2014, the Company was under examination by the State of New York for the tax year ended December 31, 2012. The Company settled this examination in February 2015. The resolution of this examination did not have a significant impact on the effective tax rate.

18.     EMPLOYEE BENEFITS
Employee 401(k) Profit Sharing Plan
The Company established a corporate-wide 401(k) Profit Sharing Plan (the “Plan”) for the benefit of the employees of the Company and its affiliates, which became effective on July 1, 2002. The Plan is a 401(k) savings and retirement plan that is designed to qualify as an ERISA section 404(c) plan. Generally, employees who are at least twenty-one (21) years of age are eligible to participate in the plan on their date of hire. Employee contributions may be matched based on a predetermined formula and additional discretionary contributions may be made. Consolidated 401(k) expenses for all plans were $2.4 million, $2.4 million, and $2.6 million, in the years ended December 31, 2014, 2013, and 2012, respectively.
Salary Continuation Plans
The Bank maintains a salary continuation plan for certain Borel officers in the Bank’s San Francisco Bay market, including current or former officers of the Bank. The officers become eligible for benefits under the salary continuation plan if they reach a defined retirement age while working for the Bank. The Bank also has a deferred compensation plan for certain former directors of Borel. The compensation expense relating to each contract is accounted for individually and on an accrual basis. The expense relating to these plans was $0.1 million, $0.1 million, and $0.2 million for the years ended December 31, 2014, 2013, and 2012, respectively. The amount recognized in other liabilities in the consolidated balance sheets was $1.6 million and $1.7 million at December 31, 2014 and 2013, respectively. The Bank has purchased life insurance contracts to help fund these plans. The Bank has single premium life insurance policies with cash surrender values totaling $6.0 million and $5.8 million, which are included in other assets in the consolidated balance sheets, as of December 31, 2014 and 2013, respectively.
The Bank also maintains a salary continuation plan for certain officers of FPB, including current or former officers of the Bank. The plan provides for payments to the participants at the age of retirement. The expense relating to these plans was $0.2 million for each of the years ended December 31, 2014, 2013, and 2012. The net amount recognized in other liabilities in the consolidated balance sheets was $2.1 million at both December 31, 2014 and 2013. The Bank has purchased life insurance contracts to help fund these plans. These life insurance policies have cash surrender values totaling $4.6 million and $4.5 million at December 31, 2014 and 2013, respectively, which are included in other assets in the consolidated balance sheets.
Deferred Compensation Plan
The Company offers a deferred compensation plan that enables certain executives to elect to defer a portion of their compensation. The amounts deferred are excluded from the employee’s taxable income and are not deductible for income tax purposes by the Company until paid. The employee selects from a limited number of hypothetical mutual funds and the deferred liability is increased or decreased to correspond to the fair value of these underlying hypothetical mutual fund investments. The net amount recognized in other liabilities in the consolidated balance sheets was $6.3 million and $5.8 million at December 31, 2014 and 2013, respectively. The change in value is recognized as compensation expense. The expense relating to these plans was $0.6 million, $0.9 million, and $0.5 million for the years ended December 31, 2014, 2013, and 2012, respectively. The Company established and funded a Rabbi Trust to offset this liability. The Rabbi Trust holds similar assets and approximately mirrors the activity in the hypothetical mutual funds. The net amount recognized in other assets in the consolidated balance sheets was $5.4 million and $5.1 million at December 31, 2014 and 2013, respectively. Increases and decreases in the value of the mutual funds in the Rabbi Trust are recognized in other income in the consolidated statement of operations. The income relating to this plan was $0.6 million, $1.0 million, and $0.5 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Stock-Based Incentive Plans
At December 31, 2014, the Company has three stock-based compensation plans. These plans encourage and enable the officers, employees, and non-employee directors of the Company to acquire a proprietary interest in the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The 2009 Stock Option and Incentive Plan (the “2009 Plan”), replaced the Company’s 2004 Stock Option and Incentive Plan. Under the 2009 Plan, the Company may grant options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock awards, performance share awards and dividend equivalent rights to its officers, employees, and non-employee directors of the Company for an amount not to exceed 2% of the total shares of common stock outstanding as of the last business day of the preceding fiscal year. The 2009 Plan provides for the authorization and issuance of 4,000,000 shares, along with any residual shares from previous plans. Under the 2009 Plan, the exercise price of each option shall not be less than 100% of the fair market value of the stock on the date the options are granted. Generally, options expire ten years from the date granted and vest over a three-year graded vesting period for officers and employees and a one-year or less period for non-employee directors. Stock grants generally vest over a three-year cliff vesting period. As of December 31, 2014 the maximum number of shares of stock reserved and available for issuance under the Plan was 2,882,787 shares.
Under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan (the “Inducement Plan”) for the purposes of granting equity awards to new employees as an inducement to join the Company. The Company reserved 1,245,000 shares of the Company’s common stock for issuance under the Inducement Plan. The terms of the Inducement Plan are substantially similar to the terms of the 2009 Plan. During 2012, the Company issued 7,246 shares under this plan in conjunction with an executive attaining certain performance metrics for previously-awarded shares. During 2013, the Company issued an additional 30,887 shares under this plan in conjunction with an executive attaining certain performance metrics for previously-awarded shares. During 2014, the Company issued an additional 637,804 shares under this plan in conjunction with the Bank's acquisition of Banyan. At December 31, 2014, the Inducement Plan had 91,897 shares reserved and available for issuance.
The Company maintains a qualified Employee Stock Purchase Plan (“the ESPP”). Under the ESPPs, eligible employees may purchase common stock of the Company at 85 percent of the lower of the closing price of the Company’s common stock on the first or last day of a six month purchase period on The NASDAQ® Global Select Market. Employees pay for their stock purchases through payroll deductions at a rate equal to any whole percentage from 1 percent to 15 percent of after-tax earnings. Participants have a right to a full reimbursement of ESPP deferrals through the end of the offering period. Such a reimbursement would result in a reversal of the compensation expense previously recorded, attributed to that participant. The Company issues shares under the ESPP in January and July of each year. As of December 31, 2014, there were 1,082,108 shares available for issuance in the ESPP. There were 126,219 shares issued to participants under the qualified ESPP in 2014.
Share-based payments recorded in salaries and benefits expense are as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Stock option and ESPP expense	$653	$987	$1,403
Nonvested share expense	5,339	4,747	6,669
Subtotal	5,992	5,734	8,072
Tax benefit	2,311	2,210	3,129
Stock-based compensation expense, net of tax benefit	$3,681	$3,524	$4,943
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the weighted average assumptions used to determine the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model in the years indicated:

	Year Ended December 31,
	2014 (1)	2013 (1)	2012
Expected volatility	—%	—%	66.9%
Expected dividend yield	—%	—%	0.4%
Expected term (in years)	—	—	6.2
Risk-free rate	—%	—%	1.0%
__________

(1)	No options were issued in 2014 or 2013.
Stock Options
A summary of option activity under the 2009 Plan for the year ended December 31, 2014 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in 000’s)
Outstanding at December 31, 2013	2,210,645	$17.65
Granted	—	$—
Exercised	231,650	$7.80
Forfeited	115,967	$27.44
Expired	228,726	$26.64
Outstanding at December 31, 2014	1,634,302	$17.10	3.34	$4,946.1
Exercisable at December 31, 2014	1,595,672	$17.29	3.24	$4,775.3
The weighted-average grant-date fair value of options granted during the year ended December 31, 2012 was $5.30. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012 was $1.1 million, $0.8 million, and $0.2 million, respectively. As of December 31, 2014, there was $0.1 million of total unrecognized compensation cost related to stock option arrangements granted under the 2009 Plan that is expected to be recognized over a weighted-average period of 0.4 years.
Restricted Stock
A summary of the Company’s nonvested shares as of December 31, 2014 and changes during the year ended December 31, 2014, including shares under both the 2009 Plan and the Inducement Plan, is as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2013	2,074,951	$8.03
Granted	1,344,808	$12.42
Vested	772,820	$6.58
Forfeited	104,904	$9.04
Nonvested at December 31, 2014	2,542,035	$10.76
The fair value of nonvested shares is determined based on the closing price of the Company’s stock on the grant date. The weighted-average grant-date fair value of shares granted during the years ended December 31, 2014, 2013, and 2012 was $12.42, $9.79, and $8.93, respectively. At December 31, 2014, there was $17.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the 2009 Plan and the Inducement Plan, combined. That cost is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of shares that vested during the years ended December 31, 2014, 2013, and 2012 was $5.1 million, $6.1 million, and $4.3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Included in the restricted stock balances above are performance shares, which are granted to certain employees within the Company and are accounted for in the same manner as restricted stock. At December 31, 2014, there were 863,178 performance shares outstanding, which could increase up to 1,553,720 shares. If the maximum number of performance shares is issued, the Company would incur an additional $7.3 million of compensation costs related to these additional 690,542 shares. The Company recognizes the expense for performance shares based upon the most likely outcome of shares to be issued based on current forecasts.
Supplemental Executive Retirement Plans
The Company has a non-qualified supplemental executive retirement plan (“SERP”) with a former executive officer of the Company. The SERP, which is unfunded, provides a defined cash benefit based on a formula using average compensation, years of service, and age at retirement of the executive. The agreement was amended in July 2004 and then revised in February of 2007. Expected benefits were increased and the full vesting age was increased to age 70. During 2010, the executive officer retired, and the full vesting was accelerated to the actual retirement date by the Company. The estimated actuarial present value of the projected benefit obligation was $8.4 million and $8.1 million at December 31, 2014 and 2013, respectively. The expense associated with the SERP was $1.0 million, $1.4 million, and $0.5 million for the years ended December 31, 2014, 2013, and 2012, respectively. The discount rate used to calculate the SERP liability was 3.85%, 4.65%, and 3.90% for the years ended December 31, 2014, 2013, and 2012, respectively.
The Bank has a SERP with various former executives of the Pacific Northwest market. The SERP, which is unfunded, provides a defined cash benefit based on a formula using compensation, years of service, and age at retirement of the executives. The benefits for each executive under the plan are accrued until the full vesting age of 65. The actuarial present value of the projected benefit obligation was $2.8 million and $2.7 million at December 31, 2014 and 2013, respectively. The expense associated with the SERP was $0.2 million, $0.1 million, and $0.4 million for the years ended December 31, 2014, 2013, and 2012, respectively. The discount rate used to calculate the SERP liability was 3.45%, 4.25%, and 3.95%, for the years ended December 31, 2014, 2013, and 2012, respectively.
KLS has a long term incentive plan (“LTIP”) with certain of its managing directors. This LTIP, which is unfunded, provides for a profit sharing based on current year results as well as a cash benefit at the time of separation of service. The cash payment at separation of service, which is determined based on the profit share and a multiple based on years of service, is payable in three equal annual installments following separation of service. The Company has accrued $7.4 million and $5.5 million at December 31, 2014 and 2013, respectively, for future separation of service payments. The LTIP was effective beginning January 1, 2010. The expense associated with the LTIP was $1.9 million, $1.7 million, and $1.6 million for the years ended December 31, 2014, 2013, and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

19.     OTHER OPERATING EXPENSE
Major components of other operating expense are as follows:

	Year Ended December 31,
	2014	2013	2012
		(In thousands)
Insurance	$2,851	$3,065	$3,102
Employee travel and meals	2,250	2,396	2,897
Telephone	1,589	1,338	1,506
Other banking expenses	1,091	1,139	1,298
Postage, express mail, and courier	978	1,059	1,262
Forms and supplies	838	997	1,312
Prepayment penalties on repurchase of FHLB borrowings and repurchase agreements	808	1,781	2,055
Publications and dues	795	727	832
Training and education	554	372	612
OREO and repossessed asset expenses	176	363	636
Provision for off balance sheet loan commitments	50	290	65
Legal settlement costs	48	500	—
Other	2,100	3,038	1,702
Total	$14,128	$17,065	$17,279
20.     REPORTABLE SEGMENTS
Management Reporting
The Company has four reportable segments: Private Banking, Wealth Management and Trust, Investment Management, and Wealth Advisory, and the Parent Company (Boston Private Financial Holdings, Inc.) (the “Holding Company”). The financial performance of the Company is managed and evaluated by these four areas. The segments are managed separately as a result of the concentrations in each function.
The Company’s Segment Chief Executive Officers (“CEOs”) manage the segments and have full authority and responsibility for the performance and the allocation of resources within their respective segments. The Company’s CEO is the Company’s Chief Operating Decision Maker (“CODM”). The Segment CEO for the Private Banking segment reports to the Company’s CEO. The Segment CEO for the Wealth Management and Trust segment reports to the Company’s CEO. The Company’s CEO is also the Segment CEO for both the Wealth Advisory and Investment Management segments (the “non-banks”). The Company also has a Bank Segment Chief Financial Officer (“CFO”), a Wealth Management and Trust Segment CFO, and a non-bank Segment Controller who provide financial support to the respective Segment CEOs.
Under the current management structure, day to day activities of the non-bank affiliates are managed by the affiliate CEOs. There is only one affiliate within the Bank Segment so the affiliate Bank CEO and the Bank Segment CEO are one and the same. The Segment CEOs have authority with respect to the allocation of capital within their segments, management oversight responsibility, performance assessments, and overall authority and accountability for all of the affiliates, if any, within their segment. The Segment CEO for the non-banks communicates with the affiliate CEOs regarding profit and loss responsibility, strategic planning, priority setting and other matters. The Private Banking segment CFO, the Wealth Management and Trust segment CFO, and the non-banking Segment Controller review the affiliate financial detail with the relevant Segment CEOs. The Holding Company’s CFO reviews all affiliate financial detail with the CODM on a monthly basis.
Description of Reportable Segments
Private Banking
The Private Banking segment operates primarily in three geographic markets: New England, San Francisco Bay, and Southern California.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Bank currently conducts business under the name of Boston Private Bank & Trust Company in all markets. The Bank is chartered by The Commonwealth of Massachusetts and is insured by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank is principally engaged in providing private banking services to high net worth individuals, privately owned businesses, private partnerships, and nonprofit organizations. In addition, the Bank is an active provider of financing for affordable housing, first-time homebuyers, economic development, social services, community revitalization and small businesses.
Wealth Management and Trust
In the fourth quarter of 2014, Boston Private Bank acquired Banyan. The operations of Banyan and the operations of the existing wealth management and trust business within Boston Private Bank were combined to form a new operating segment, Wealth Management and Trust. The segment provides comprehensive wealth management solutions for high net worth individuals and families, including customized investment solutions, wealth planning, trust, and family office services. The Wealth Management and Trust segment operates in New England; South Florida; Texas; California; Atlanta, Georgia; and Madison, Wisconsin. For comparative purposes, the Wealth Management and Trust data that was previously included within the Private Banking segment has been stated separately for the periods presented in the table below. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 3: Acquisitions, Asset Sales, and Divestitures” for additional details on the acquisition of Banyan.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Reconciliation of Reportable Segment Items
The following tables present a reconciliation of the revenues, profits, assets, and other significant items of reportable segments as of and for the year ended December 31, 2014, 2013, and 2012. Interest expense on junior subordinated debentures is reported at the Holding Company.

	Year ended December 31,
	2014	2013	2012
Private Banking	(In thousands)
Net interest income	$183,424	$178,199	$189,260
Fees and other income (1)	9,848	22,454	10,866
Total revenues	193,272	200,653	200,126
Provision/ (credit) for loan losses	(6,400)	(10,000)	(3,300)
Operating expense (2)	111,901	118,488	131,010
Income before income taxes	87,771	92,165	72,416
Income tax expense (4)	29,032	30,958	24,337
Net income from continuing operations	58,739	61,207	48,079
Net income attributable to the Company	$58,739	$61,207	$48,079

Assets	$6,610,422	$6,246,148	$6,265,338
Amortization of intangibles	$219	$277	$133
Depreciation	$5,294	$5,350	$5,664

	Year ended December 31,
	2014	2013	2012
Wealth Management and Trust	(In thousands)
Fees and other income	$34,584	$26,547	$23,649
Total revenues	34,584	26,547	23,649
Operating expense (2)	29,401	20,733	18,347
Income before income taxes	5,183	5,814	5,302
Income tax expense (4)	2,201	2,392	2,169
Net income from continuing operations	2,982	3,422	3,133
Net income attributable to the Company	$2,982	$3,422	$3,133

Assets	$80,467	$4,939	$4,052
AUM	$9,274,000	$4,565,000	$3,941,000
Amortization of intangibles	$676	$—	$—
Depreciation	$241	$105	$108

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year ended December 31,
	2014	2013	2012
Investment Management	(In thousands)
Net interest income	$22	$20	$31
Fees and other income	47,119	43,875	39,201
Total revenues	47,141	43,895	39,232
Operating expense	34,848	33,195	31,359
Income before income taxes	12,293	10,700	7,873
Income tax expense (4)	4,078	3,493	2,688
Net income from continuing operations	8,215	7,207	5,185
Noncontrolling interests	2,519	2,164	1,599
Net income attributable to the Company	$5,696	$5,043	$3,586

Assets	$100,229	$100,609	$102,843
AUM	$10,772,000	$10,401,000	$8,444,000
Amortization of intangibles	$2,955	$3,058	$3,201
Depreciation	$240	$221	$247

	Year ended December 31,
	2014	2013	2012
Wealth Advisory (3)	(In thousands)
Net interest income	$10	$66	$26
Fees and other income	48,199	42,350	37,647
Total revenues	48,209	42,416	37,673
Operating expense	33,213	29,588	28,001
Income before income taxes	14,996	12,828	9,672
Income tax expense (4)	5,653	4,807	3,561
Net income from continuing operations	9,343	8,021	6,111
Noncontrolling interests	2,189	1,784	1,523
Net income attributable to the Company	$7,154	$6,237	$4,588

Assets	$80,804	$73,972	$66,869
AUM	$9,883,000	$9,336,000	$8,052,000
Amortization of intangibles	$986	$992	$1,035
Depreciation	$488	$363	$360

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year ended December 31,
	2014	2013	2012
Holding Company and Eliminations	(In thousands)
Net interest income	$(3,755)	$(4,267)	$(6,041)
Fees and other income	1,048	1,115	3,750
Total revenues	(2,707)	(3,152)	(2,291)
Operating expense (2)	17,766	18,701	23,279
Income/ (loss) before income taxes	(20,473)	(21,853)	(25,570)
Income tax expense/(benefit) (4)	(8,599)	(8,687)	(11,820)
Net income/(loss) from continuing operations	(11,874)	(13,166)	(13,750)
Noncontrolling interests	42	—	—
Discontinued operations (5)	6,160	7,792	7,635
Net income/(loss) attributable to the Company	$(5,756)	$(5,374)	$(6,115)

Assets	$(74,048)	$11,441	$25,903
AUM	$(22,000)	$(22,000)	$(20,000)
Depreciation	$205	$196	$191

	Year ended December 31,
	2014	2013	2012
Total Company	(In thousands)
Net interest income	$179,701	$174,018	$183,276
Fees and other income	140,798	136,341	115,113
Total revenues	320,499	310,359	298,389
Provision/ (credit) for loan losses	(6,400)	(10,000)	(3,300)
Operating expense	227,129	220,705	231,996
Income before income taxes	99,770	99,654	69,693
Income tax expense (4)	32,365	32,963	20,935
Net income from continuing operations	67,405	66,691	48,758
Noncontrolling interests	4,750	3,948	3,122
Discontinued operations	6,160	7,792	7,635
Net income attributable to the Company	$68,815	$70,535	$53,271

Assets	$6,797,874	$6,437,109	$6,465,005
AUM	$29,907	$24,280	$20,417
Amortization of intangibles	$4,836	$4,327	$4,369
Depreciation	$6,468	$6,235	$6,570
___________________

(1)	Included in Private Banking non-interest income for the year ended December 31, 2013 is the $10.6 million gain on sale of the Bank’s three offices in the Pacific Northwest.

(2)
Operating expense for 2014 includes $0.7 million in restructuring expenses related to the newly-created Wealth Management and Trust segment. Operating expense for 2013 includes no restructuring expenses. Operating expense for 2012 includes $5.9 million of restructuring expenses; restructuring expenses incurred by the Private Banking segment amounted to $4.0 million, with the remaining $1.9 million incurred by the Holding Company.

(3)
In the second quarter of 2012, the Company sold its Wealth Advisory affiliate, DTC. Accordingly, prior period results for DTC have been reclassified into discontinued operations and are included with Holding Company and Eliminations in the tables above.

(4)
The Company’s effective tax rate for 2014, 2013, and 2012 are not consistent due to earnings from tax-exempt investments, non-deductible compensation, state and local taxes, income tax credits and income attributable to noncontrolling interests having a different impact on the effective tax rate due primarily to the different levels of income before taxes in years 2014, 2013, and 2012. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 17: Income Taxes” for additional details.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(5)
Net income from discontinued operations for the years ended December 31, 2014, 2013 and 2012 of $6.2 million, $7.8 million, and $7.6 million, respectively, are included in Holding Company and Eliminations in the calculation of net income attributable to the Company.

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
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of December 31, 2014	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available-for-sale securities
U.S. government and agencies	$16,882	$15,377	$1,505	$—
Government-sponsored entities	274,253	—	274,253	—
Municipal bonds	235,248	—	235,248	—
Mortgage-backed securities	283,704	—	283,704	—
Other	19,906	19,906	—	—
Total available-for-sale securities	829,993	35,283	794,710	—
Derivatives - interest rate customer swaps	5,323	—	5,323	—
Derivatives - interest rate swaps	34	—	34	—
Other investments	5,437	5,437	—	—
Liabilities:
Derivative - interest rate customer swaps	$5,434	$—	$5,434	$—
Derivatives - interest rate swaps	1,584	—	1,584	—
Derivatives-junior subordinated debenture interest rate swap	1,768	—	1,768	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of December 31, 2013	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available-for-sale securities:
U.S. government and agencies	$2,288	$—	$2,288	$—
Government-sponsored entities	227,940	—	227,940	—
Municipal bonds	218,433	—	218,433	—
Mortgage-backed securities	227,444	—	227,444	—
Other	15,624	15,624	—	—
Total available-for-sale securities	691,729	15,624	676,105	—
Derivatives - interest rate customer swaps	2,045	—	2,045	—
Derivatives - interest rate swaps	921	—	921	—
Other investments	5,482	5,052	430	—
Liabilities:
Derivatives - interest rate customer swaps	$2,029	$—	$2,029	$—
Derivatives - interest rate swaps	543	—	543	—
Derivatives-junior subordinated debenture interest rate swap	3,469	—	3,469	—
As of December 31, 2014 and 2013, available-for-sale securities consisted primarily of U.S. government and agency securities, government-sponsored entities securities, municipal bonds, mortgage-backed securities, and other available-for-sale securities. The equities (which are categorized as other available-for-sale securities) and, at December 31, 2014, two U.S. Treasury securities, are valued with prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement. The government-sponsored entities securities, municipal bonds, mortgage-backed securities, and certain investments in Small Business Administration (“SBA”) loans (which are categorized as U.S. government and agencies securities) generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets. Therefore, they have been categorized as a Level 2 measurement. No investments held at December 31, 2014 or 2013 were categorized as Level 3.
The Company uses interest rate customer swaps, interest rate swaps and a junior subordinated debenture interest rate swap to manage its interest rate risk, and customer foreign exchange forward contracts to manage its foreign exchange risk, if any. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, they have been categorized as a Level 2 measurement as of December 31, 2014 and 2013. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 9: Derivatives and Hedging Activities” for further details.
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
The Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy as of December 31, 2014 and 2013.
Other investments, which are not considered available-for-sale investments, consist of deferred compensation trusts, which consist of publicly traded mutual fund investments that are valued at prices quoted in active markets. Therefore, they

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

have been categorized as a Level 1 measurement as of December 31, 2014 and 2013. The remaining other investments categorized as Level 2 consist of the Company’s cost-method investments as of December 31, 2014 and 2013.
There were no Level 3 assets at December 31, 2014 or 2013.
The following tables present the Company’s assets and liabilities measured at fair value on a non-recurring basis during the periods ended December 31, 2014 and 2013, respectively, aggregated by the level in the fair value hierarchy within which those measurements fall.

	As of December 31, 2014	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Year ended December 31, 2014
	(In thousands)
Assets:
Impaired loans (1)	$10,094	$—	$—	$10,094	$(3,925)
	$10,094	$—	$—	$10,094	$(3,925)
___________________

(1)	Collateral-dependent impaired loans held at December 31, 2014 that had write-downs in fair value or whose specific reserve changed during 2014.

	As of December 31, 2013	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Year ended December 31, 2013
	(In thousands)
Assets:
Impaired loans (1)	$8,734	$—	$—	$8,734	$(2,464)
	$8,734	$—	$—	$8,734	$(2,464)
___________________

(1)	Collateral-dependent impaired loans held at December 31, 2013 that had write-downs in fair value or whose specific reserve changed during 2013.
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value.

	As of December 31, 2014
	Fair Value	Valuation technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$10,094	Appraisals of Collateral	Discount for costs to sell	0% - 10%	3%
			Appraisal adjustments	0% - 25%	2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of December 31, 2013
	Fair Value	Valuation technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$8,734	Appraisals of Collateral	Discount for costs to sell	0% - 13%	8%
			Appraisal adjustments	0% - 45%	27%
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
The following tables present the carrying values and fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis (other than certain loans, as noted below):

	As of December 31, 2014
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$172,609	$172,609	$172,609	$—	$—
Held-to-maturity investment securities	140,727	142,339	—	142,339	—
Loans, net	5,194,098	5,130,843	—	—	5,130,843
Loans held for sale	7,099	7,239	—	7,239	—
Other financial assets	114,686	114,686	—	114,686	—
FINANCIAL LIABILITIES:
Deposits	5,453,879	5,457,117	—	5,457,117	—
Securities sold under agreements to repurchase	30,496	30,493	—	30,493	—
Federal Home Loan Bank borrowings	370,150	376,320	—	376,320	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	7,357	7,357	—	7,357	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of December 31, 2013
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$191,881	$191,881	$191,881	$—	$—
Held-to-maturity investment securities	112,014	110,917	—	110,917	—
Loans, net	5,036,088	4,985,555	—	—	4,985,555
Loans held for sale	6,123	6,130	—	6,130	—
Other financial assets	117,840	117,840	—	117,840	—
FINANCIAL LIABILITIES:
Deposits	5,110,370	5,113,224	—	5,113,224	—
Securities sold under agreements to repurchase	102,353	102,343	—	102,343	—
Federal Home Loan Bank borrowings	367,254	377,384	—	377,384	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	9,789	9,789	—	9,789	—
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
Held-to-maturity investment securities
Held-to-maturity securities currently include mortgage-backed securities. All held-to-maturity securities are fixed income instruments that are not quoted on an exchange, but may be traded in active markets. The fair value of these securities are based on quoted market prices obtained from external pricing services. The principal market for our securities portfolio is the secondary institutional market, with an exit price that is predominantly reflective of bid level pricing in that market. Accordingly, held-to-maturity securities are included in the Level 2 fair value category.
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
Loans sold to investors have recourse to the Company on any loans that are deemed to have been fraudulent or misrepresented. In addition, investors would require the Company to repurchase any loan sold which has a first payment default. The Bank did repurchase one loan from an investor in 2014 due to an underwriting discrepancy. The loan was transferred into the portfolio and is fully performing. The Company has not repurchased any other loans during the three years ended December 31, 2014.
Financial instruments with off-balance sheet risk are summarized as follows:

	December 31,
	2014	2013
	(In thousands)
Commitments to originate loans
Variable rate	$133,965	$93,473
Fixed rate	31,757	27,341
Total commitments to originate new loans	$165,722	$120,814
Unadvanced portion of loans and unused lines of credit	$1,092,838	$1,057,021
Standby letters of credit	$33,685	$31,766
Forward commitments to sell loans	$18,977	$12,256

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

23.    BOSTON PRIVATE FINANCIAL HOLDINGS, INC. (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

	December 31, 2014	December 31, 2013
	(In thousands)
Assets:
Cash and cash equivalents	$44,593	$32,554
Investment in wholly-owned and majority-owned subsidiaries:
Bank	633,905	573,426
Non-banks	144,454	142,301
Investment in partnerships and trusts	6,340	6,340
Deferred income taxes	—	2,209
Other assets	17,061	20,267
Total assets	$846,353	$777,097
Liabilities:
Junior subordinated debentures	$106,363	$106,363
Other liabilities	15,174	17,578
Total liabilities	121,537	123,941
Redeemable Noncontrolling Interests (1)	21,291	19,639
Total Shareholders’ Equity	703,525	633,517
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$846,353	$777,097
___________________

(1)	Represents the maximum redemption value of noncontrolling interests.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Income:
Interest income	$115	$140	$218
Gain on repurchase of debt	—	620	3,444
Dividends from subsidiaries:
Bank	26,500	27,900	10,300
Non-banks	20,356	24,045	17,559
Other income	279	496	306
Total income	47,250	53,201	31,827
Operating Expense:
Salaries and employee benefits	11,876	11,888	15,066
Professional fees	2,965	3,064	3,224
Interest expense	3,872	4,408	6,258
Restructuring Expense (1)	—	—	1,897
Other expenses	2,966	3,749	3,093
Total operating expense	21,679	23,109	29,538
Income before income taxes	25,571	30,092	2,289
Income tax benefit	(8,599)	(8,688)	(11,820)
Net income from discontinued operations	6,160	7,792	7,635
Income before equity in undistributed earnings of subsidiaries	40,330	46,572	21,744
Equity in undistributed earnings of subsidiaries	28,485	23,963	31,527
Net income attributable to the Company	$68,815	$70,535	$53,271
____________

(1)	Includes severance expense of $1.9 million for the year ended December 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income attributable to the Company	$68,815	$70,535	$53,271
Net income from discontinued operations	6,160	7,792	7,635
Net income from continuing operations	62,655	62,743	45,636
Adjustments to reconcile net income from continuing operations to net cash provided by/ (used in) operating activities:
Equity in earnings of subsidiaries:
Bank	(62,491)	(64,628)	(51,212)
Non-banks	(12,850)	(11,280)	(8,174)
Dividends from subsidiaries:
Bank	26,500	27,900	10,300
Non-banks	20,356	24,045	17,559
Gain on repurchase of debt	—	(620)	(3,444)
Deferred income tax expense/ (benefit)	4,642	4,873	3,963
Depreciation and amortization	1,743	3,187	5,613
Net decrease/ (increase) in other operating activities	(2,834)	(6,630)	(11,075)
Net cash provided by/ (used in) operating activities of continuing operations	37,721	39,590	9,166
Net cash provided by/ (used in) operating activities of discontinued operations	6,160	7,792	7,635
Net cash provided by/ (used in) operating activities	43,881	47,382	16,801
Cash flows from investing activities:
Capital investments in subsidiaries:
Bank	(29,007)	—	—
Non-banks	(1,497)	(356)	(5,191)
Cash received from divestitures	—	747	5,964
Net cash (used in)/ provided by in other investing activities	(98)	(115)	897
Net cash provided by/ (used in) investing activities of continuing operations	(30,602)	276	1,670
Net cash provided by/ (used in) investing activities of discontinued operations	—	—	—
Net cash provided by/ (used in) investing activities	(30,602)	276	1,670
Cash flows from financing activities:
Repurchase of debt	—	(35,536)	(33,749)
Proceeds from issuance of Series D preferred stock, net	—	47,753	—
Repurchase of Series B preferred stock, including deemed dividend at repurchase	—	(69,827)	—
Dividends paid to common shareholders	(25,829)	(19,129)	(3,125)
Dividends paid to preferred shareholders	(3,475)	(2,660)	(290)
Tax savings/ (deficiency) from certain stock compensation awards	1,294	(663)	(1,588)
Repurchase of warrants	—	—	(15,000)
Proceeds from stock option exercises	1,807	2,332	738
Proceeds from issuance of common stock, net	32,387	4,583	3,198
Other equity adjustments	(7,424)	(3,178)	(4,305)
Net cash provided by/ (used in) financing activities of continuing operations	(1,240)	(76,325)	(54,121)
Net cash provided by/ (used in) financing activities of discontinued operations	—	—	—
Net cash provided by/ (used in) financing activities	(1,240)	(76,325)	(54,121)
Net (decrease)/ increase in cash and cash equivalents	12,039	(28,667)	(35,650)
Cash and cash equivalents at beginning of year	32,554	61,221	96,871
Cash and cash equivalents at end of year	$44,593	$32,554	$61,221

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

24.     REGULATORY MATTERS
Wealth Management and Trust, Investment Management, and Wealth Advisory
The Company’s wealth management and trust, investment management, and wealth advisory businesses are highly regulated, primarily at the federal level by the SEC, and by state regulatory agencies. The Company has subsidiaries which are registered investment advisers under the Investment Advisers Act of 1940. The Investment Advisers Act of 1940 imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational, and disclosure obligations. The subsidiaries, as investment advisers, are also subject to regulation under the federal and state securities laws and the fiduciary laws of certain states. In addition, the Company has subsidiaries which act as sub-advisers to mutual funds, which are registered under the Investment Company Act of 1940 and are subject to that Act’s provisions and regulations. The Company’s subsidiaries are also subject to the provisions and regulations of ERISA, to the extent any such entities act as a “fiduciary” under ERISA with respect to certain of its clients. ERISA and the related provisions of the federal tax laws impose a number of duties on persons who are fiduciaries under ERISA, and prohibit certain transactions involving the assets of each ERISA plan which is a client, as well as certain transactions by the fiduciaries and certain other related parties to such plans.
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
As of December 31, 2014, quantitative measures established by regulation to ensure capital adequacy required us to maintain minimum ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier I capital (as defined in the regulations) to average assets (as defined in the regulations). The following table presents the Company’s and the Bank’s amount of regulatory capital and related ratios as of December 31, 2014 and 2013. Also presented are the minimum requirements established by the Federal Reserve and the FDIC as of those dates for the Company and the Bank, respectively, to meet applicable capital requirements and the requirements of the FDIC as of those dates for the Bank to be considered “well capitalized” under the FDIC’s prompt corrective action provisions. The Federal Reserve, the FDIC, and the Massachusetts Division of Banks may impose higher capital ratios than those listed below based upon the results of regulatory exams. The Bank was categorized as “well capitalized” under the FDIC’s prompt corrective action provisions as of December 31, 2014 and 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Actual		For capital adequacy purposes (at least)		To be well capitalized under prompt corrective action provisions (at least)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of December 31, 2014
Total risk-based capital
Company	$698,368	14.54%	$384,291	8.0%	n/a	n/a
Boston Private Bank	626,253	13.14	381,333	8.0	$476,666	10.0
Tier I risk-based capital
Company	637,968	13.28	192,145	4.0	n/a	n/a
Boston Private Bank	566,444	11.88	190,666	4.0	285,999	6.0
Tier I leverage capital
Company	637,968	9.53	267,651	4.0	n/a	n/a
Boston Private Bank	566,444	8.55	265,077	4.0	331,346	5.0

As of December 31, 2013
Total risk-based capital
Company	$689,767	14.77%	$373,483	8.0%	n/a	n/a
Boston Private Bank	631,510	13.63	354,285	8.0	$442,856	10.0
Tier I risk-based capital
Company	631,041	13.52	186,741	4.0	n/a	n/a
Boston Private Bank	573,340	12.37	177,112	4.0	265,714	6.0
Tier I leverage capital
Company	631,041	10.09	250,085	4.0	n/a	n/a
Boston Private Bank	573,340	9.27	239,663	4.0	299,579	5.0
Bank regulatory authorities restrict the Bank from lending or advancing funds to, or investing in the securities of, the Company. Further, these authorities restrict the amounts available for the payment of dividends by the Bank to the Company.
As of December 31, 2014, the Company has sponsored the creation of two statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. The Company has dissolved three statutory trusts, in August 2013, October 2013, and January 2014, respectively, after the Company repurchased all of the respective trusts’ trust preferred securities.
In accordance with ASC 810-10-55, Consolidation - Overall - Implementation Guidance and Illustrations - Variable Interest Entities, these statutory trusts created by, or assumed by, the Company are not consolidated into the Company’s financial statements; however, the Company reflects the amounts of junior subordinated debentures payable to the preferred stockholders of statutory trusts as debt in its financial statements. As of both December 31, 2014, and 2013, all $100.0 million, of the net balance of these trust preferred securities qualified as Tier I capital.
For the year ended December 31, 2013, the Company repurchased $36.5 million of its junior subordinated debentures. There were no repurchases during 2014.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

26.    SELECTED QUARTERLY DATA (UNAUDITED)
The following tables present selected quarterly financial data for 2014 and 2013:

	2014 (1)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Revenues
Net interest income	$44,128	$44,783	$46,268	$44,522
Fees and other income	39,922	33,769	34,374	32,733
Total revenues	84,050	78,552	80,642	77,255
Provision/ (credit) for loan losses	2,400	(2,600)	(5,000)	(1,200)
Operating expense	63,760	53,999	54,402	54,968
Income before income taxes	17,890	27,153	31,240	23,487
Income tax expense	5,901	8,993	10,333	7,138
Net income from discontinued operations	1,510	1,272	1,450	1,928
Less: Net income attributable to noncontrolling interests	1,322	1,167	1,025	1,236
Net income attributable to the Company	$12,177	$18,265	$21,332	$17,041
Net earnings per share attributable to the Company’s common shareholders:
Basic earnings per share (2)	$0.14	$0.22	$0.26	$0.20
Diluted earnings per share (2)	$0.13	$0.22	$0.25	$0.20

	2013 (1)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Revenues
Net interest income	$43,541	$42,302	$43,899	$44,276
Fees and other income	34,345	30,251	40,984	30,761
Total revenues	77,886	72,553	84,883	75,037
Provision/ (credit) for loan losses	(2,000)	(6,000)	(2,000)	—
Operating expense	55,500	51,953	56,666	56,586
Income before income taxes	24,386	26,600	30,217	18,451
Income tax expense	7,508	8,714	10,701	6,040
Net income from discontinued operations	1,968	1,321	2,781	1,722
Less: Net income attributable to noncontrolling interests	1,178	871	969	930
Net income attributable to the Company	$17,668	$18,336	$21,328	$13,203
Net earnings per share attributable to the Company’s common shareholders:
Basic earnings per share (2)	$0.21	$0.23	$0.11	$0.15
Diluted earnings per share (2)	$0.20	$0.22	$0.11	$0.15
___________________

(1)	Due to rounding, the sum of the four quarters may not add to the year to date total.

(2)	Includes the effect of adjustments to net income attributable to the Company to arrive at net income attributable to common shareholders.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Boston Private Financial Holdings, Inc.:
We have audited the accompanying consolidated balance sheets of Boston Private Financial Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boston Private Financial Holdings, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Boston Private Financial Holdings, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/  KPMG LLP
Boston, Massachusetts
March 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Boston Private Financial Holdings, Inc.:
We have audited Boston Private Financial Holdings, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Boston Private Financial Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Boston Private Financial Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Boston Private Financial Holdings, Inc. acquired Banyan Partners LLC during 2014, and management excluded from its assessment of the effectiveness of Boston Private Financial Holdings, Inc.’s internal control over financial reporting as of December 31, 2014, Banyan Partner LLC’s internal control over financial reporting associated with total assets of $75.2 million and total revenues of $6.1 million included in the consolidated financial statements of Boston Private Financial Holdings, Inc. and subsidiaries as of and for the year ended December 31, 2014. Our audit of internal control over financial reporting of Boston Private Financial Holdings, Inc. also excluded an evaluation of the internal control over financial reporting of Banyan Partners LLC.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Boston Private Financial Holdings, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 2, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/  KPMG LLP
Boston, Massachusetts
March 2, 2015

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
Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of December 31, 2014 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries:

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, the Company used the criteria set forth in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, the Company believes that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on the criteria established by Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission COSO.
The Company acquired Banyan Partners, LLC in October 2014, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, Banyan Partner LLC’s internal control over financial reporting associated with total assets of $75.2 million and total revenues of $6.1 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2014.
KPMG LLP, the independent registered public accounting firm that reported on the Company’s consolidated financial statements, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. KPMG LLP's audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Banyan Partners LLC. This report can be found at the end of Part II. Item 8. “Financial Statements and Supplementary Data.”

C.Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting in 2014.

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

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
Financial Statements and Exhibits

1.Financial Statements

2.Financial Schedules
None

3.    Exhibits

Exhibit Number	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed or Furnished with this 10-K
3.1	Restated Articles of Organization of Boston Private Financial Holdings, Inc.	8-K	8/2/2010	3.1
3.2	Amended and Restated By-Laws of Boston Private Financial Holdings, Inc.	8-K	8/2/2010	3.2
3.3	Articles of Amendment of Boston Private Financial Holdings, Inc.	8-K	5/2/2012	3.1
3.4	Articles of Amendment of Boston Private Financial Holdings, Inc.	8-K	4/22/2013	3.1
3.5	Articles of Amendment of Boston Private Financial Holdings, Inc.	8-A	4/24/2013	3.5
4.1	Form of Warrant for Purchase of Shares of Common Stock (included as part of Exhibit 10.47)	8-A	2/2/2011	4.1
4.2	Master Deposit Agreement, dated April 24, 2013, by and among the Registrant, Computershare Trust Company, N.A., and Computershare Inc., collectively, as depositary, and the holders from time to time of the depositary receipts described therein.	8-A	4/24/2013	4.1
4.3	Form of Certificate Representing Series D Preferred Stock	8-A	4/24/2013	4.2
*10.1	Employee Incentive Stock Option Plan of Boston Private Financial Holdings, Inc.	S-1	4/1/1991	10.1
*10.2	Employee Incentive Compensation Plan of Boston Private Financial Holdings, Inc.	S-1	4/1/1991	10.2
*10.3	Boston Private Financial Holdings, Inc. 2001 Employee Stock Purchase Plan (As Amended and Restated as of January 1, 2010)	10-Q	5/7/2010	10.1
*10.4	Boston Private Financial Holdings, Inc. 2006 Non-Qualified Employee Stock Purchase Plan	S-8	6/2/2006	99.1
*10.5	1998 Amendment and Restatement of Directors’ Stock Option Plan of Boston Private Financial Holdings, Inc., as amended February 7, 2003	10-K	3/12/2004	10.21
*10.6	Boston Private Financial Holdings, Inc. 2004 Stock Option and Incentive Plan	S-8	6/15/2004	99.1
*10.7	Form of Non-Qualified Stock Option Agreement for Employees under the Boston Private Financial Holdings, Inc. 2004 Stock Option and Incentive Plan	8-K	12/20/2006	10.1
*10.8	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Boston Private Financial Holdings, Inc. 2004 Stock Option and Incentive Plan	8-K	12/20/2006	10.2
*10.9	Form of Restricted Stock Award under the Boston Private Financial Holdings, Inc. 2004 Stock Option and Incentive Plan	8-K	12/20/2006	10.3
*10.10	Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	S-8	5/14/2009	99.1
*10.11	Form of Non-Qualified Stock Option Agreement for Employees under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-K	3/13/2012	10.11
*10.12	Form of Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	8/7/2009	10.3
*10.13	Form of Performance Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-K	3/11/2011	10.13
*10.14	Form of Amendment to Performance Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-K	3/11/2011	10.14

Exhibit Number	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed or Furnished with this 10-K
*10.15	Form of Non-Qualified Stock Option Agreement for Employees under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	8/5/2011	10.4
*10.16	Form of Restricted Stock Agreement under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	8/5/2011	10.2
*10.17	Form of Performance Restricted Stock Agreement under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	8/5/2011	10.3
*10.18	Form of Restricted Stock Agreement Under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	5/8/2012	10.1
*10.19	Form of Performance Stock Agreement Under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	5/8/2012	10.2
*10.20	Form of Stock Option Agreement Under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	5/8/2012	10.3
*10.21	Boston Private Financial Holdings, Inc. Amended and Restated 1997 Long-Term Incentive Plan	10-K	3/13/2002	10.16
*10.22	Boston Private Financial Holdings, Inc. Deferred Compensation Plan, As Amended and Restated as of January 1, 2009	10-K	3/12/2010	10.44
*10.23	Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	8-K	6/8/2010	10.2
*10.24	First Amendment to Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	8-K	8/2/2010	10.1
*10.25	Inducement Restricted Stock Award Agreement Under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, dated August 2, 2010, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	8-K	8/2/2010	10.2
*10.26	Time-Based Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, dated August 2, 2010, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	8-K	8/2/2010	10.3
*10.27	Vesting Clarification Letter, dated March 8, 2012, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	10-K	3/13/2012	10.25
*10.28	2009 Performance Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, dated August 2, 2010, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	8-K	8/2/2010	10.4
*10.29	Amendment to 2009 Performance Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, dated March 10, 2011, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	10-K	3/11/2011	10.22
*10.30	2010 Performance Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, dated August 2, 2010, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	8-K	8/2/2010	10.5
*10.31	Amendment to 2010 Performance Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, dated March 10, 2011, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	10-K	3/11/2011	10.24
*10.32	Boston Private Financial Holdings, Inc. Executive Bonus Plan	8-K	2/3/2009	10.4
*10.33	Annual Executive Incentive Plan of Boston Private Financial Holdings, Inc.	8-K	5/2/2011	99.1
*10.34	Employment Agreement, dated June 7, 2010, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	8-K	6/8/2010	10.1

Exhibit Number	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed or Furnished with this 10-K
*10.35	Employment Agreement dated March 29, 2011 by and between Boston Private Financial Holdings, Inc. and Mark D. Thompson	8-K	3/31/2011	10.1
*10.36	Vesting Clarification Letter, dated March 8, 2012, by and between Boston Private Financial Holdings, Inc. and Mark D. Thompson	10-K	3/13/2012	10.13
*10.37	Change in Control Protection Agreement, dated November 21, 2003, by and between Boston Private Financial Holdings, Inc. and Margaret W. Chambers	10-K	3/15/2005	10.24
*10.38	Change in Control Protection Agreement, dated January 28, 2009, by and between Boston Private Financial Holdings, Inc. and David J. Kaye	8-K	2/3/2009	10.2
*10.39	Letter Agreement, dated July 3, 2007, by and between Boston Private Financial Holdings, Inc. and David J. Kaye	10-Q	11/6/2009	10.1
*10.40	Change in Control Protection Agreement, dated January 28, 2009, by and between Boston Private Financial Holdings, Inc. and Martha T. Higgins	8-K	2/3/2009	10.3
10.41	Indenture, dated October 12, 2004, between Boston Private Financial Holdings, Inc. and Sun Trust Bank, as debenture trustee	8-K	10/15/2004	10.1
10.42	Guarantee Agreement, dated as of October 12, 2004, by Boston Private Financial Holdings, Inc. and Sun Trust Bank, as trustee, for the benefit of the holders from time to time of the Trust Preferred Securities and Trust Common Securities of Boston Private Capital Trust I	8-K	10/15/2004	10.2
10.43	Amended and Restated Declaration of Trust of Boston Private Capital Trust I, dated October 12, 2004	8-K	10/15/2004	10.3
10.44	Indenture, dated September 27, 2005, between Boston Private Financial Holdings, Inc. and Wilmington Trust Company, as debenture trustee	8-K	9/30/2005	10.1
10.45	Guarantee Agreement, dated as of September 27, 2005, by Boston Private Financial Holdings, Inc. and Wilmington Trust Company, as trustee, for the benefit of the holders from time to time of the Capital Securities of Boston Private Capital Trust II	8-K	9/30/2005	10.2
10.46	Amended and Restated Declaration of Trust of Boston Private Capital Trust II, dated September 27, 2005	8-K	9/30/2005	10.3
10.47	Warrant Agreement, dated February 1, 2011, among Boston Private Financial Holdings, Inc., Computershare, Inc. and Computershare Trust Company, N.A.	8-A	2/2/2011	4.1
10.48	Separation Agreement, dated October 10, 2012, by and between the Company and James D. Dawson	8-K	11/2/2012	10.1
14.1	Code of Business Conduct and Ethics	10-K	2/28/2014	14.1
21.1	List of Subsidiaries of Boston Private Financial Holdings, Inc.				Filed
23.1	Consent of KPMG LLP, an independent registered public accounting firm				Filed
31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished

Exhibit Number	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed or Furnished with this 10-K
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
101.INS	XBRL Instance Document				Furnished
101.SCH	XBRL Taxonomy Extension Schema Document				Furnished
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Furnished
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Furnished
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Furnished
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Furnished

*    Represents management contract or compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this day, March 2, 2015.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

By:	/s/ CLAYTON G. DEUTSCH
Clayton G. Deutsch
Chief Executive Officer and President (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated.

/s/ CLAYTON G. DEUTSCH	Chief Executive Officer, President and Director (Principal Executive Officer)	March 2, 2015
Clayton G. Deutsch

/s/ DAVID J. KAYE	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 2, 2015
David J. Kaye

/s/ JOSEPH D. REGAN	Senior Vice President and Controller (Principal Accounting Officer)	March 2, 2015
Joseph D. Regan

/s/ STEPHEN M. WATERS	Chairman	March 2, 2015
Stephen M. Waters

/s/ HERBERT S. ALEXANDER	Director	March 2, 2015
Herbert S. Alexander

/s/ LYNN THOMPSON HOFFMAN	Director	March 2, 2015
Lynn Thompson Hoffman

/s/ DEBORAH F. KUENSTNER	Director	March 2, 2015
Deborah F. Kuenstner

/s/ GLORIA C. LARSON	Director	March 2, 2015
Gloria C. Larson

/s/ JOHN MORTON III	Director	March 2, 2015
John Morton III

/s/ DANIEL P. NOLAN	Director	March 2, 2015
Daniel P. Nolan

/s/ BRIAN G. SHAPIRO	Director	March 2, 2015
Brian G. Shapiro

/s/ DONNA C. WELLS	Director	March 2, 2015
Donna C. Wells