Form 10-K/A
period 2014-12-31
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2015-03-13
CIK 821127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE
We are filing this Amendment No. 1 to our Annual Report on Form 10-K (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2015 (the “Form 10-K”). The sole purpose of this Amendment is to file Exhibits 10.49 and 10.50 which were inadvertently omitted from the Form 10-K.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.
No changes have been made in this Amendment to modify or update the other disclosures presented in the Form 10-K. This Amendment does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures that may be affected by subsequent events. This Amendment should be read in conjunction with the Form 10-K and our other filings with the SEC.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.Financial Statements
The following documents were previously filed with the SEC on March 2, 2015 as part of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which is being hereby amended.

a) Consolidated Balance Sheets
b) Consolidated Statements of Operations
c) Consolidated Statements of Comprehensive Income
d) Consolidated Statements of Changes in Shareholders’ Equity
e) Consolidated Statements of Cash Flows
f) Notes to Consolidated Financial Statements

2.     Financial Schedules
None.

3.     Exhibits

Exhibit Number	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed or Furnished with this 10-K/A
3.1	Restated Articles of Organization of Boston Private Financial Holdings, Inc.	8-K	8/2/2010	3.1
3.2	Amended and Restated By-Laws of Boston Private Financial Holdings, Inc.	8-K	8/2/2010	3.2
3.3	Articles of Amendment of Boston Private Financial Holdings, Inc.	8-K	5/2/2012	3.1
3.4	Articles of Amendment of Boston Private Financial Holdings, Inc.	8-K	4/22/2013	3.1
3.5	Articles of Amendment of Boston Private Financial Holdings, Inc.	8-A	4/24/2013	3.5
4.1	Form of Warrant for Purchase of Shares of Common Stock (included as part of Exhibit 10.47)	8-A	2/2/2011	4.1
4.2	Master Deposit Agreement, dated April 24, 2013, by and among the Registrant, Computershare Trust Company, N.A., and Computershare Inc., collectively, as depositary, and the holders from time to time of the depositary receipts described therein.	8-A	4/24/2013	4.1
4.3	Form of Certificate Representing Series D Preferred Stock	8-A	4/24/2013	4.2
*10.1	Employee Incentive Stock Option Plan of Boston Private Financial Holdings, Inc.	S-1	4/1/1991	10.1
*10.2	Employee Incentive Compensation Plan of Boston Private Financial Holdings, Inc.	S-1	4/1/1991	10.2
*10.3	Boston Private Financial Holdings, Inc. 2001 Employee Stock Purchase Plan (As Amended and Restated as of January 1, 2010)	10-Q	5/7/2010	10.1
*10.4	Boston Private Financial Holdings, Inc. 2006 Non-Qualified Employee Stock Purchase Plan	S-8	6/2/2006	99.1
*10.5	1998 Amendment and Restatement of Directors’ Stock Option Plan of Boston Private Financial Holdings, Inc., as amended February 7, 2003	10-K	3/12/2004	10.21
*10.6	Boston Private Financial Holdings, Inc. 2004 Stock Option and Incentive Plan	S-8	6/15/2004	99.1

Exhibit Number	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed or Furnished with this 10-K/A
*10.7	Form of Non-Qualified Stock Option Agreement for Employees under the Boston Private Financial Holdings, Inc. 2004 Stock Option and Incentive Plan	8-K	12/20/2006	10.1
*10.8	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Boston Private Financial Holdings, Inc. 2004 Stock Option and Incentive Plan	8-K	12/20/2006	10.2
*10.9	Form of Restricted Stock Award under the Boston Private Financial Holdings, Inc. 2004 Stock Option and Incentive Plan	8-K	12/20/2006	10.3
*10.10	Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	S-8	5/14/2009	99.1
*10.11	Form of Non-Qualified Stock Option Agreement for Employees under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-K	3/13/2012	10.11
*10.12	Form of Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	8/7/2009	10.3
*10.13	Form of Performance Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-K	3/11/2011	10.13
*10.14	Form of Amendment to Performance Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-K	3/11/2011	10.14
*10.15	Form of Non-Qualified Stock Option Agreement for Employees under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	8/5/2011	10.4
*10.16	Form of Restricted Stock Agreement under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	8/5/2011	10.2
*10.17	Form of Performance Restricted Stock Agreement under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	8/5/2011	10.3
*10.18	Form of Restricted Stock Agreement Under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	5/8/2012	10.1
*10.19	Form of Performance Stock Agreement Under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	5/8/2012	10.2
*10.20	Form of Stock Option Agreement Under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	5/8/2012	10.3
*10.21	Boston Private Financial Holdings, Inc. Amended and Restated 1997 Long-Term Incentive Plan	10-K	3/13/2002	10.16
*10.22	Boston Private Financial Holdings, Inc. Deferred Compensation Plan, As Amended and Restated as of January 1, 2009	10-K	3/12/2010	10.44
*10.23	Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	8-K	6/8/2010	10.2
*10.24	First Amendment to Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	8-K	8/2/2010	10.1
*10.25	Inducement Restricted Stock Award Agreement Under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, dated August 2, 2010, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	8-K	8/2/2010	10.2
*10.26	Time-Based Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, dated August 2, 2010, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	8-K	8/2/2010	10.3
*10.27	Vesting Clarification Letter, dated March 8, 2012, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	10-K	3/13/2012	10.25

Exhibit Number	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed or Furnished with this 10-K/A
*10.28	2009 Performance Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, dated August 2, 2010, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	8-K	8/2/2010	10.4
*10.29	Amendment to 2009 Performance Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, dated March 10, 2011, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	10-K	3/11/2011	10.22
*10.30	2010 Performance Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, dated August 2, 2010, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	8-K	8/2/2010	10.5
*10.31	Amendment to 2010 Performance Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, dated March 10, 2011, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	10-K	3/11/2011	10.24
*10.32	Boston Private Financial Holdings, Inc. Executive Bonus Plan	8-K	2/3/2009	10.4
*10.33	Annual Executive Incentive Plan of Boston Private Financial Holdings, Inc.	8-K	5/2/2011	99.1
*10.34	Employment Agreement, dated June 7, 2010, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	8-K	6/8/2010	10.1
*10.35	Employment Agreement dated March 29, 2011 by and between Boston Private Financial Holdings, Inc. and Mark D. Thompson	8-K	3/31/2011	10.1
*10.36	Vesting Clarification Letter, dated March 8, 2012, by and between Boston Private Financial Holdings, Inc. and Mark D. Thompson	10-K	3/13/2012	10.13
*10.37	Change in Control Protection Agreement, dated November 21, 2003, by and between Boston Private Financial Holdings, Inc. and Margaret W. Chambers	10-K	3/15/2005	10.24
*10.38	Change in Control Protection Agreement, dated January 28, 2009, by and between Boston Private Financial Holdings, Inc. and David J. Kaye	8-K	2/3/2009	10.2
*10.39	Letter Agreement, dated July 3, 2007, by and between Boston Private Financial Holdings, Inc. and David J. Kaye	10-Q	11/6/2009	10.1
*10.40	Change in Control Protection Agreement, dated January 28, 2009, by and between Boston Private Financial Holdings, Inc. and Martha T. Higgins	8-K	2/3/2009	10.3
10.41	Indenture, dated October 12, 2004, between Boston Private Financial Holdings, Inc. and Sun Trust Bank, as debenture trustee	8-K	10/15/2004	10.1
10.42	Guarantee Agreement, dated as of October 12, 2004, by Boston Private Financial Holdings, Inc. and Sun Trust Bank, as trustee, for the benefit of the holders from time to time of the Trust Preferred Securities and Trust Common Securities of Boston Private Capital Trust I	8-K	10/15/2004	10.2
10.43	Amended and Restated Declaration of Trust of Boston Private Capital Trust I, dated October 12, 2004	8-K	10/15/2004	10.3
10.44	Indenture, dated September 27, 2005, between Boston Private Financial Holdings, Inc. and Wilmington Trust Company, as debenture trustee	8-K	9/30/2005	10.1
10.45	Guarantee Agreement, dated as of September 27, 2005, by Boston Private Financial Holdings, Inc. and Wilmington Trust Company, as trustee, for the benefit of the holders from time to time of the Capital Securities of Boston Private Capital Trust II	8-K	9/30/2005	10.2
10.46	Amended and Restated Declaration of Trust of Boston Private Capital Trust II, dated September 27, 2005	8-K	9/30/2005	10.3

Exhibit Number	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed or Furnished with this 10-K/A
10.47	Warrant Agreement, dated February 1, 2011, among Boston Private Financial Holdings, Inc., Computershare, Inc. and Computershare Trust Company, N.A.	8-A	2/2/2011	4.1
10.48	Separation Agreement, dated October 10, 2012, by and between the Company and James D. Dawson	8-K	11/2/2012	10.1
*10.49	Employment Agreement dated, October 2, 2014, by and between BP Wealth Management LLC, Boston Private Bank & Trust Company, and Peter J. Raimondi				Filed
*10.50	Letter Agreement, dated May 1, 2014, by and between Boston Private Financial Holdings, Inc. and Corey A. Griffin				Filed
14.1	Code of Business Conduct and Ethics	10-K	2/28/2014	14.1
21.1	List of Subsidiaries of Boston Private Financial Holdings, Inc.	10-K	3/2/2015	21.1
23.1	Consent of KPMG LLP, an independent registered public accounting firm				Filed
31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	3/2/2015 (Furnished)	32.1
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	3/2/2015 (Furnished)	32.2
101.INS	XBRL Instance Document	10-K	3/2/2015 (Furnished)	101.INS
101.SCH	XBRL Taxonomy Extension Schema Document	10-K	3/2/2015 (Furnished)	101.SCH
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	3/2/2015 (Furnished)	101.CAL
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	3/2/2015 (Furnished)	101.DEF
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-K	3/2/2015 (Furnished)	101.LAB
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	3/2/2015 (Furnished)	101.PRE

*    Represents management contract or compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this day, March 13, 2015.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

By:	/s/ CLAYTON G. DEUTSCH
Clayton G. Deutsch
Chief Executive Officer and President (Principal Executive Officer)