Form 10-Q
period 2015-03-31
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2015-05-07
CIK 821127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 1, 2015:

Common Stock, Par Value $1.00 Per Share	83,050,966
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION, ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2015	December 31, 2014
	(In thousands, except share and per share data)
Assets:
Cash and cash equivalents	$88,118	$172,609
Investment securities available for sale (amortized cost of $964,802 and $826,858 at March 31, 2015 and December 31, 2014, respectively)	971,842	829,993
Investment securities held to maturity (fair value of $137,227 and $142,339 at March 31, 2015 and December 31, 2014, respectively)	134,978	140,727
Stock in Federal Home Loan Banks	32,761	32,281
Loans held for sale	10,570	7,099
Total loans	5,295,013	5,269,936
Less: Allowance for loan losses	77,263	75,838
Net loans	5,217,750	5,194,098
Other real estate owned (“OREO”)	929	929
Premises and equipment, net	30,999	32,199
Goodwill	152,082	152,082
Intangible assets, net	38,116	39,718
Fees receivable	12,519	12,517
Accrued interest receivable	15,990	16,071
Deferred income taxes, net	45,614	47,576
Other assets	117,504	119,975
Total assets	$6,869,772	$6,797,874
Liabilities:
Deposits	$5,373,407	$5,453,879
Securities sold under agreements to repurchase	52,237	30,496
Federal funds purchased	50,000	—
Federal Home Loan Bank borrowings	450,022	370,150
Junior subordinated debentures	106,363	106,363
Other liabilities	97,773	112,170
Total liabilities	6,129,802	6,073,058
Redeemable Noncontrolling Interests	19,911	20,905
Shareholders’ Equity:
Preferred stock, $1.00 par value; authorized: 2,000,000 shares; Series D, 6.95% Non-Cumulative Perpetual, issued and outstanding: 50,000 shares at March 31, 2015 and December 31, 2014; liquidation preference: $1,000 per share	47,753	47,753
Common stock, $1.00 par value; authorized: 170,000,000 shares; issued and outstanding: 83,051,675 shares at March 31, 2015 and 82,961,855 shares at December 31, 2014	83,052	82,962
Additional paid-in capital	604,146	610,903
Accumulated deficit	(18,613)	(37,396)
Accumulated other comprehensive income/ (loss)	1,120	(697)
Total Company’s shareholders’ equity	717,458	703,525
Noncontrolling interests	2,601	386
Total shareholders’ equity	720,059	703,911
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$6,869,772	$6,797,874
See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended March 31,
	2015	2014
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$48,000	$47,214
Taxable investment securities	995	636
Non-taxable investment securities	1,021	904
Mortgage-backed securities	2,614	1,936
Federal funds sold and other	234	346
Total interest and dividend income	52,864	51,036
Interest expense:
Deposits	3,892	3,216
Federal Home Loan Bank borrowings	1,931	2,326
Junior subordinated debentures	956	955
Repurchase agreements and other short-term borrowings	13	17
Total interest expense	6,792	6,514
Net interest income	46,072	44,522
Provision/ (credit) for loan losses	(2,500)	(1,200)
Net interest income after provision/ (credit) for loan losses	48,572	45,722
Fees and other income:
Investment management fees	11,714	11,461
Wealth advisory fees	12,675	11,473
Wealth management and trust fees	13,558	6,961
Other banking fee income	1,910	1,680
Gain on sale of loans, net	303	89
Gain on sale of investments, net	8	1
Gain/ (loss) on OREO, net	89	819
Other	1,088	249
Total fees and other income	41,345	32,733
Operating expense:
Salaries and employee benefits	42,127	36,574
Occupancy and equipment	9,035	7,797
Professional services	3,021	2,843
Marketing and business development	1,348	1,426
Contract services and data processing	1,437	1,438
Amortization of intangibles	1,602	1,053
FDIC insurance	1,011	896
Other	3,846	2,941
Total operating expense	63,427	54,968
Income before income taxes	26,490	23,487
Income tax expense	8,572	7,138
Net income from continuing operations	17,918	16,349
Net income from discontinued operations	2,094	1,928
Net income before attribution to noncontrolling interests	20,012	18,277
(Continued)

	Three months ended March 31,
	2015	2014
	(In thousands, except share and per share data)
Less: Net income attributable to noncontrolling interests	1,229	1,236
Net income attributable to the Company	$18,783	$17,041
Adjustments to net income attributable to the Company to arrive at net income attributable to common shareholders	$(1,065)	$(1,178)
Net income attributable to common shareholders for earnings per share calculation	$17,718	$15,863
Basic earnings per share attributable to common shareholders:
From continuing operations:	$0.19	$0.18
From discontinued operations:	$0.03	$0.02
Total attributable to common shareholders:	$0.22	$0.20
Weighted average basic common shares outstanding	80,514,359	78,145,185
Diluted earnings per share attributable to common shareholders:
From continuing operations:	$0.19	$0.18
From discontinued operations:	$0.02	$0.02
Total attributable to common shareholders:	$0.21	$0.20
Weighted average diluted common shares outstanding	82,594,325	80,010,890

 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended March 31,
	2015	2014
	(In thousands)
Net income attributable to the Company	$18,783	$17,041
Other comprehensive income/ (loss), net of tax:
Unrealized gain/ (loss) on securities available for sale	2,331	1,125
Reclassification adjustment for net realized gain/ (loss) included in net income	5	1
Net unrealized gain/ (loss) on securities available for sale	2,326	1,124
Unrealized gain/ (loss) on cash flow hedges	(1,100)	(587)
Reclassification adjustment for net realized gain/ (loss) included in net income	(591)	(355)
Net unrealized gain/ (loss) on cash flow hedges	(509)	(232)
Net unrealized gain/ (loss) on other	—	—
Other comprehensive income/ (loss), net of tax	1,817	892
Total comprehensive income attributable to the Company, net	$20,600	$17,933
 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/ (Loss)	Non- controlling Interests	Total
	(In thousands, except share data)
Balance, December 31, 2013	$47,753	$79,838	$616,334	$(106,211)	$(4,197)	$171	$633,688
Net income attributable to the Company	—	—	—	17,041	—	—	17,041
Other comprehensive income/ (loss), net	—	—	—	—	892	—	892
Dividends paid to common shareholders: $0.08 per share	—	—	(6,386)	—	—	—	(6,386)
Dividends paid to preferred shareholders	—	—	(869)	—	—	—	(869)
Net change in noncontrolling interests	—	—	—	—	—	(61)	(61)
Net proceeds from issuance of:
61,440 shares of common stock	—	61	514	—	—	—	575
7,855 shares of incentive stock grants, net of 50,022 shares canceled or forfeited and 23,505 shares withheld for employee taxes	—	(66)	(247)	—	—	—	(313)
Amortization of stock compensation and employee stock purchase plan	—	—	1,197	—	—	—	1,197
Stock options exercised	—	168	1,143	—	—	—	1,311
Tax benefit/ (deficiency) from certain stock compensation awards	—	—	(26)	—	—	—	(26)
Other equity adjustments	—	—	(1,070)	—	—	—	(1,070)
Balance, March 31, 2014	$47,753	$80,001	$610,590	$(89,170)	$(3,305)	$110	$645,979

Balance, December 31, 2014	$47,753	$82,962	$610,903	$(37,396)	$(697)	$386	$703,911
Net income attributable to the Company	—	—	—	18,783	—	—	18,783
Other comprehensive income/ (loss), net	—	—	—	—	1,817	—	1,817
Dividends paid to common shareholders: $0.09 per share	—	—	(7,424)	—	—	—	(7,424)
Dividends paid to preferred shareholders	—	—	(869)	—	—	—	(869)
Net change in noncontrolling interests	—	—	—	—	—	2,215	2,215
Net proceeds from issuance of:
59,315 shares of common stock	—	59	620	—	—	—	679
87,960 shares of incentive stock grants, net of 78,643 shares canceled or forfeited and 18,194 shares withheld for employee taxes	—	(9)	(220)	—	—	—	(229)
Amortization of stock compensation and employee stock purchase plan	—	—	1,779	—	—	—	1,779
Stock options exercised	—	40	250	—	—	—	290
Tax benefit/ (deficiency) from certain stock compensation awards	—	—	(415)	—	—	—	(415)
Other equity adjustments	—	—	(478)	—	—	—	(478)
Balance, March 31, 2015	$47,753	$83,052	$604,146	$(18,613)	$1,120	$2,601	$720,059

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income attributable to the Company	$18,783	$17,041
Adjustments to arrive at net income from continuing operations
Net income attributable to noncontrolling interests	1,229	1,236
Less: Net income from discontinued operations	(2,094)	(1,928)
Net income from continuing operations	17,918	16,349
Adjustments to reconcile net income from continuing operations to net cash provided by/ (used in) operating activities:
Depreciation and amortization	5,587	4,593
Net income attributable to noncontrolling interests	(1,229)	(1,236)
Equity issued as compensation	1,779	1,197
Provision/ (credit) for loan losses	(2,500)	(1,200)
Loans originated for sale	(38,131)	(9,262)
Proceeds from sale of loans held for sale	34,963	13,177
Deferred income tax expense/ (benefit)	314	1,088
Net decrease/ (increase) in other operating activities	(11,047)	(4,437)
Net cash provided by/ (used in) operating activities of continuing operations	7,654	20,269
Net cash provided by/ (used in) operating activities of discontinued operations	2,094	1,928
Net cash provided by/ (used in) operating activities	9,748	22,197
Cash flows from investing activities:
Investment securities available for sale:
Purchases	(180,244)	(76,236)
Sales	5,015	5,328
Maturities, redemptions, and principal payments	35,572	62,447
Investment securities held to maturity:
Purchases	—	(19,307)
Principal payments	5,543	3,180
(Investments)/ distributions in trusts, net	(322)	(137)
(Purchase)/ redemption of Federal Home Loan Banks stock	(480)	1,162
Net (increase)/ decrease in portfolio loans	(25,485)	(50,496)
Proceeds from recoveries of loans previously charged-off	3,979	1,579
Proceeds from sale of OREO	—	819
Capital expenditures, net of sale proceeds	(504)	(1,636)
Net cash provided by/ (used in) investing activities of continuing operations	(156,926)	(73,297)
Net cash provided by/ (used in) investing activities	(156,926)	(73,297)
(Continued)

	Three months ended March 31,
	2015	2014
	(In thousands)
Cash flows from financing activities:
Net increase/ (decrease) in deposits	(80,472)	231,274
Net increase/ (decrease) in securities sold under agreements to repurchase	21,741	(8,803)
Net increase/ (decrease) in federal funds purchased	50,000	15,000
Net increase/ (decrease) in short-term Federal Home Loan Bank borrowings	70,000	30,000
Advances of long-term Federal Home Loan Bank borrowings	10,000	5,000
Repayments of long-term Federal Home Loan Bank borrowings	(128)	(7,796)
Dividends paid to common shareholders	(7,424)	(6,386)
Dividends paid to preferred shareholders	(869)	(869)
Tax benefit/ (deficiency) from certain stock compensation awards	(415)	(26)
Proceeds from stock option exercises	290	1,311
Proceeds from issuance of common stock, net	450	262
Distributions paid to noncontrolling interests	(1,060)	(1,215)
Other equity adjustments	574	154
Net cash provided by/ (used in) financing activities of continuing operations	62,687	257,906
Net cash provided by/ (used in) financing activities	62,687	257,906
Net increase/ (decrease) in cash and cash equivalents	(84,491)	206,806
Cash and cash equivalents at beginning of year	172,609	191,881
Cash and cash equivalents at end of period	$88,118	$398,687
Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$6,574	$6,324
Cash paid for income taxes, net of (refunds received)	1,890	2,666
Change in unrealized gain/ (loss) on securities available for sale, net of tax	2,326	1,124
Change in unrealized gain/ (loss) on cash flow hedges, net of tax	(509)	(232)
Change in unrealized gain/ (loss) on other, net of tax	—	—
Non-cash transactions:
Loans transferred into/ (out of) other real estate owned from/ (to) held for sale or portfolio	—	145
Loans charged-off	(54)	(145)

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
The Wealth Management and Trust segment is comprised for purposes of this segment of Boston Private Bank's existing trust business and Boston Private Wealth, LLC (“BP Wealth”). BP Wealth was formed in the first quarter of 2015 and combines Boston Private Bank's existing wealth management business and the business of Banyan Partners, LLC (“Banyan”), which Boston Private Bank purchased in the fourth quarter of 2014. The segment offers investment management, wealth management, family office, and trust services to individuals, families, and institutions. The Wealth Management and Trust segment operates in New England; South Florida; Texas; California; Atlanta, Georgia; and Madison, Wisconsin. For comparative purposes, the Wealth Management and Trust data that was previously included within the Private Banking segment has been reclassified into the Wealth Management and Trust segment.
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
The Company conducts substantially all of its business through its four reportable segments. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (“SEC”). Prior period amounts are reclassified whenever necessary to conform to the current period presentation.
The Company’s significant accounting policies are described in Part II. Item 8. “Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC. For interim reporting purposes, the Company follows the same significant accounting policies.

2.    Earnings Per Share
The two class method of calculating earnings per share (“EPS”) is presented below for the three months ended March 31, 2015 and 2014. The following tables present the computations of basic and diluted EPS:

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended March 31,
	2015	2014
(In thousands, except share and per share data)
Basic earnings per share - Numerator:
Net income from continuing operations	$17,918	$16,349
Less: Net income attributable to noncontrolling interests	1,229	1,236
Net income from continuing operations attributable to the Company	16,689	15,113
Decrease/ (increase) in noncontrolling interests’ redemption values (1)	(94)	(116)
Dividends on participating securities	(911)	(945)
Total adjustments to income attributable to common shareholders	(1,005)	(1,061)
Net income from continuing operations attributable to common shareholders, before allocation to participating securities	15,684	14,052
Less: Amount allocated to participating securities	(48)	(94)
Net income from continuing operations attributable to common shareholders, after allocation to participating securities	$15,636	$13,958
Net income from discontinued operations, before allocation to participating securities	$2,094	$1,928
Less: Amount allocated to participating securities	(12)	(23)
Net income from discontinued operations, after allocation to participating securities	$2,082	$1,905
Net income attributable to common shareholders, before allocation to participating securities	$17,778	$15,980
Less: Amount allocated to participating securities	(60)	(117)
Net income attributable to common shareholders, after allocation to participating securities	$17,718	$15,863

Basic earnings per share - Denominator:
Weighted average basic common shares outstanding	80,514,359	78,145,185
Per share data - Basic earnings per share from:
Continuing operations	$0.19	$0.18
Discontinued operations	$0.03	$0.02
Total attributable to common shareholders	$0.22	$0.20

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended March 31,
	2015	2014
(In thousands, except share and per share data)
Diluted earnings per share - Numerator:
Net income from continuing operations attributable to common shareholders, after allocation to participating securities	$15,636	$13,958
Add back: income allocated to dilutive securities	—	—
Net income from continuing operations attributable to common shareholders, after allocation to participating securities, after assumed dilution	15,636	13,958
Net income from discontinued operations, after allocation to participating securities	2,082	1,905
Net income attributable to common shareholders, after allocation to participating securities, after assumed dilution	$17,718	$15,863
Diluted earnings per share - Denominator:
Weighted average basic common shares outstanding	80,514,359	78,145,185
Dilutive effect of:
Stock options and non-participating performance-based and certain time-based restricted stock (2)	927,608	703,452
Warrants to purchase common stock (2)	1,152,358	1,162,253
Dilutive common shares	2,079,966	1,865,705
Weighted average diluted common shares outstanding (2)	82,594,325	80,010,890
Per share data - Diluted earnings per share from:
Continuing operations	$0.19	$0.18
Discontinued operations	$0.02	$0.02
Total attributable to common shareholders	$0.21	$0.20
Dividends per share declared and paid on common stock	$0.09	$0.08
_____________________

(1)
See Part II. Item 8. “Financial Statements and Supplementary Data—Note 14: Noncontrolling Interests” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a description of the redemption values related to the redeemable noncontrolling interests. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), an increase in redemption value from period to period reduces income attributable to common shareholders. Decreases in redemption value from period to period increase income attributable to common shareholders, but only to the extent that the cumulative change in redemption value remains a cumulative increase since adoption of this standard in the first quarter of 2009.

(2)
The diluted EPS computations for the three months ended March 31, 2015 and 2014 do not assume the conversion, exercise, or contingent issuance of the following shares for the following periods because the result would have been anti-dilutive for the periods indicated. As a result of the anti-dilution, the potential common shares excluded from the diluted EPS computation are as follows:

	Three months ended March 31,
(In thousands)	2015	2014
Shares excluded due to exercise price exceeding the average market price of common shares during the period (total outstanding):
Potential common shares from:
Stock options, restricted stock, or other dilutive securities	660	951
Total shares excluded due to exercise price exceeding the average market price of common shares during the period	660	951

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

3.    Reportable segments
Management Reporting
The Company has four reportable segments (Private Banking, Wealth Management and Trust, Investment Management, and Wealth Advisory) and the Holding Company (Boston Private Financial Holdings, Inc.). The financial performance of the Company is managed and evaluated by these four areas. The segments are managed separately as a result of the concentrations in each function.
Measurement of Segment Profit and Assets
The accounting policies of the segments are the same as those described in Part II. Item 8. “Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Revenues, expenses, and assets are recorded by each segment, and separate financial statements are reviewed by their management and the Company’s segment chief executive officers.
Reconciliation of Reportable Segment Items
The following tables present a reconciliation of the revenues, profits, assets, and other significant items of reportable segments as of and for the three months ended March 31, 2015 and 2014. Interest expense on junior subordinated debentures is reported at the Holding Company.

	As of and for the three months ended March 31,
	2015	2014
Private Banking	(In thousands)
Net interest income	$46,990	$45,405
Fees and other income	2,784	2,710
Total revenues	49,774	48,115
Provision/ (credit) for loan losses	(2,500)	(1,200)
Operating expense	28,805	28,034
Income before income taxes	23,469	21,281
Income tax expense	7,768	7,112
Net income from continuing operations	15,701	14,169
Net income attributable to the Company	$15,701	$14,169

Assets	$6,688,472	$6,521,284
Amortization of intangibles	$46	$67
Depreciation	$1,205	$1,408

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three months ended March 31,
	2015	2014
Wealth Management and Trust	(In thousands)
Fees and other income	$13,957	$6,961
Operating expense	12,331	5,610
Income before income taxes	1,626	1,351
Income tax expense	694	567
Net income from continuing operations	932	784
Net income attributable to the Company	$932	$784

Assets	$79,139	$4,821
AUM	$9,306,000	$4,612,000
Amortization of intangibles	$571	$—
Depreciation	$187	$22

	As of and for the three months ended March 31,
	2015	2014
Investment Management	(In thousands)
Net interest income	$6	$6
Fees and other income	11,722	11,462
Total revenues	11,728	11,468
Operating expense	8,686	8,334
Income before income taxes	3,042	3,134
Income tax expense	1,002	1,047
Net income from continuing operations	2,040	2,087
Noncontrolling interests	637	635
Net income attributable to the Company	$1,403	$1,452

Assets	$101,036	$100,788
AUM	$10,730,000	$10,505,000
Amortization of intangibles	$739	$739
Depreciation	$70	$59

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three months ended March 31,
	2015	2014
Wealth Advisory	(In thousands)
Net interest income	$2	$36
Fees and other income	12,707	11,464
Total revenues	12,709	11,500
Operating expense	9,132	7,783
Income before income taxes	3,577	3,717
Income tax expense	1,321	1,392
Net income from continuing operations	2,256	2,325
Noncontrolling interests	588	559
Net income attributable to the Company	$1,668	$1,766

Assets	$76,042	$71,057
AUM	$10,012,000	$9,641,000
Amortization of intangibles	$246	$247
Depreciation	$211	$72

	As of and for the three months ended March 31,
	2015	2014
Holding Company and Eliminations	(In thousands)
Net interest income	$(926)	$(925)
Fees and other income	175	136
Total revenues	(751)	(789)
Operating expense	4,473	5,207
Income/ (loss) before income taxes	(5,224)	(5,996)
Income tax expense/(benefit)	(2,213)	(2,980)
Net income/(loss) from continuing operations	(3,011)	(3,016)
Noncontrolling interests	4	42
Discontinued operations	2,094	1,928
Net income/(loss) attributable to the Company	$(921)	$(1,130)

Assets	$(74,917)	$7,470
AUM	$(22,000)	$(22,000)
Depreciation	$31	$110

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three months ended March 31,
	2015	2014
Total Company	(In thousands)
Net interest income	$46,072	$44,522
Fees and other income	41,345	32,733
Total revenues	87,417	77,255
Provision/ (credit) for loan losses	(2,500)	(1,200)
Operating expense	63,427	54,968
Income before income taxes	26,490	23,487
Income tax expense	8,572	7,138
Net income from continuing operations	17,918	16,349
Noncontrolling interests	1,229	1,236
Discontinued operations	2,094	1,928
Net income attributable to the Company	$18,783	$17,041

Assets	$6,869,772	$6,705,420
AUM	$30,026,000	$24,736,000
Amortization of intangibles	$1,602	$1,053
Depreciation	$1,704	$1,671

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

4.    Investments
The following table presents a summary of investment securities:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
As of March 31, 2015
Available for sale securities at fair value:
U.S. government and agencies	$16,685	$191	$(45)	$16,831
Government-sponsored entities	293,321	2,796	(82)	296,035
Municipal bonds	234,230	3,601	(189)	237,642
Mortgage-backed securities (1)	405,338	2,977	(2,517)	405,798
Other	15,228	332	(24)	15,536
Total	$964,802	$9,897	$(2,857)	$971,842

Held to maturity securities at amortized cost:
Mortgage-backed securities (1)	$134,978	$2,249	$—	$137,227
Total	$134,978	$2,249	$—	$137,227

As of December 31, 2014
Available for sale securities at fair value:
U.S. government and agencies	$16,894	$32	$(44)	$16,882
Government-sponsored entities	273,538	983	(268)	274,253
Municipal bonds	232,415	3,268	(435)	235,248
Mortgage-backed securities (1)	284,403	2,191	(2,890)	283,704
Other	19,608	309	(11)	19,906
Total	$826,858	$6,783	$(3,648)	$829,993

Held to maturity securities at amortized cost:
Mortgage-backed securities (1)	$140,727	$1,638	$(26)	$142,339
Total	$140,727	$1,638	$(26)	$142,339
___________________

(1)	All mortgage-backed securities are guaranteed by U.S. government agencies or Government-sponsored entities.
The following table presents the maturities of investment securities available for sale, based on contractual maturity, as of March 31, 2015. Certain securities are callable before their final maturity. Additionally, certain securities (such as mortgage-backed securities) are shown within the table below based on their final (contractual) maturity, but due to prepayments and amortization are expected to have shorter lives.

	Available for Sale Securities
	Amortized cost	Fair value
	(In thousands)
Within one year	$43,864	$44,378
After one, but within five years	404,426	407,753
After five, but within ten years	87,761	89,482
Greater than ten years	428,751	430,229
Total	$964,802	$971,842

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the maturities of investment securities held to maturity, based on contractual maturity, as of March 31, 2015.

	Held to Maturity Securities
	Amortized cost	Fair value
	(In thousands)
Within one year	$—	$—
After one, but within five years	—	—
After five, but within ten years	—	—
Greater than ten years	134,978	137,227
Total	$134,978	$137,227
The following table presents the proceeds from sales, gross realized gains and gross realized losses for securities available for sale that were sold during the following periods:

	Three months ended March 31,
	2015	2014
	(In thousands)
Proceeds from sales	$5,015	$5,328
Realized gains	8	1
Realized losses	—	—
The following table presents information regarding securities as of March 31, 2015 having temporary impairment, due to the fair values having declined below the amortized cost of the individual securities, and the time period that the investments have been temporarily impaired.

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	# of securities
Available for sale securities	(In thousands)
U.S. government and agencies	$721	$(14)	$591	$(31)	$1,312	$(45)	2
Government-sponsored entities	9,982	(13)	29,055	(69)	39,037	(82)	4
Municipal bonds	33,103	(144)	4,399	(45)	37,502	(189)	22
Mortgage-backed securities	154,473	(626)	81,724	(1,891)	236,197	(2,517)	47
Other	82	(21)	9	(3)	91	(24)	11
Total	$198,361	$(818)	$115,778	$(2,039)	$314,139	$(2,857)	86

Held to maturity securities
Mortgage-backed securities	$—	$—	$—	$—	$—	$—	—
Total	$—	$—	$—	$—	$—	$—	—
The U.S. government and agencies securities, government-sponsored entities securities and mortgage-backed securities in the table above as of March 31, 2015 had Standard and Poor’s credit ratings of AA+. The municipal bonds in the table above had Moody’s credit ratings of at least Aa2. The other securities consisted of equity securities.
As of March 31, 2015, the amount of investment securities in an unrealized loss position greater than 12 months, as well as in total, was primarily due to movements in interest rates. The Company has no intent to sell any securities in an unrealized loss position as of March 31, 2015 and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized loss amounts.
Cost method investments, which are included in other assets, can be temporarily impaired when the fair values decline below the amortized costs of the individual investments. There were no cost method investments with unrealized losses

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

as of March 31, 2015 or December 31, 2014. The Company’s cost method investments primarily include low income housing partnerships which generate tax credits. The Company also holds partnership interests in venture capital funds formed to provide financing to small businesses and to promote community development. The Company had $25.6 million and $27.0 million in cost method investments included in other assets as of March 31, 2015 and December 31, 2014, respectively.

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
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of March 31, 2015	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available for sale securities:
U.S. government and agencies	$16,831	$15,518	$1,313	$—
Government-sponsored entities	296,035	—	296,035	—
Municipal bonds	237,642	—	237,642	—
Mortgage-backed securities	405,798	—	405,798	—
Other	15,536	15,536	—	—
Total available for sale securities	971,842	31,054	940,788	—
Derivatives - interest rate customer swaps	6,577	—	6,577	—
Other investments	5,759	5,759	—	—
Liabilities:
Derivatives - interest rate customer swaps	$6,694	$—	$6,694	$—
Derivatives - interest rate swaps	2,811	—	2,811	—
Derivatives - junior subordinated debenture interest rate swap	1,362	—	1,362	—
Derivatives - risk participation agreement	15	—	15	—

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

		Fair value measurements at reporting date using:
	As of December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available for sale securities:
U.S. government and agencies	$16,882	$15,377	$1,505	$—
Government-sponsored entities	274,253	—	274,253	—
Municipal bonds	235,248	—	235,248	—
Mortgage-backed securities	283,704	—	283,704	—
Other	19,906	19,906	—	—
Total available for sale securities	829,993	35,283	794,710	—
Derivatives - interest rate customer swaps	5,323	—	5,323	—
Derivatives - interest rate swaps	34	—	34	—
Other investments	5,437	5,437	—	—
Liabilities:
Derivatives - interest rate customer swaps	$5,434	$—	$5,434	$—
Derivatives - interest rate swaps	1,584	—	1,584	—
Derivatives - junior subordinated debenture interest rate swap	1,768	—	1,768	—
As of March 31, 2015 and December 31, 2014, available for sale securities consisted primarily of U.S. government and agencies securities, government-sponsored entities securities, municipal bonds, mortgage-backed securities, and other available for sale securities. The equities (which are categorized as other available for sale securities) and two U.S. Treasury securities, are valued with prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement. The government-sponsored entities securities, municipal bonds, mortgage-backed securities, and certain investments in Small Business Administration (“SBA”) loans (which are categorized as U.S. government and agencies securities) generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets. Therefore, they have been categorized as a Level 2 measurement. No investments held at March 31, 2015 or December 31, 2014 were categorized as Level 3.
The Company uses interest rate customer swaps, interest rate swaps, risk participation agreements, and a junior subordinated debenture interest rate swap to manage its interest rate risk, and customer foreign exchange forward contracts to manage its foreign exchange risk, if any. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, they have been categorized as a Level 2 measurement as of March 31, 2015 and December 31, 2014. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements-Note 8: Derivatives and Hedging Activities” for further details.
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
The Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy as of March 31, 2015 and December 31, 2014.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

Other investments, which are not considered available for sale investments, consist of deferred compensation trusts, which consist of publicly traded mutual fund investments that are valued at prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement as of March 31, 2015 and December 31, 2014. The remaining other investments categorized as Level 2 consist of the Company’s cost-method investments as of March 31, 2015 and December 31, 2014.
There were no Level 3 assets at March 31, 2015 or December 31, 2014.
The following tables present the Company’s assets and liabilities measured at fair value on a non-recurring basis during the periods ended March 31, 2015 and 2014, respectively, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of March 31, 2015	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended March 31, 2015
	(In thousands)
Assets:
Impaired loans (1)	$757	$—	$—	$757	$—
___________________

(1)	Collateral-dependent impaired loans held at March 31, 2015 that had write-downs in fair value or whose specific reserve changed during the first three months of 2015.

	As of March 31, 2014	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended March 31, 2014
	(In thousands)
Assets:
Impaired loans (1)	$803	$—	$—	$803	$—
________________

(1)	Collateral-dependent impaired loans held at March 31, 2014 that had write-downs in fair value or whose specific reserve changed during the first three months of 2014.
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	As of March 31, 2015
	Fair Value	Valuation technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$757	Appraisals of Collateral	Discount for costs to sell	11%	11%
			Appraisal adjustments	0%	—%

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of March 31, 2014
	Fair Value	Valuation technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$803	Appraisals of Collateral	Discount for costs to sell	12%	12%
			Appraisal adjustments	25%	25%
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
The following tables present the carrying values and fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis (other than certain loans, as noted below):

	As of March 31, 2015
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$88,118	$88,118	$88,118	$—	$—
Investment securities held to maturity	134,978	137,227	—	137,227	—
Loans, net	5,217,750	5,187,319	—	—	5,187,319
Loans held for sale	10,570	10,742	—	10,742	—
Other financial assets	115,398	115,398	—	115,398	—
FINANCIAL LIABILITIES:
Deposits	5,373,407	5,376,978	—	5,376,978	—
Securities sold under agreements to repurchase	52,237	52,231	—	52,231	—
Federal Funds purchased	50,000	49,995	—	49,995	—
Federal Home Loan Bank borrowings	450,022	457,125	—	457,125	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	7,728	7,728	—	7,728	—

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of December 31, 2014
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$172,609	$172,609	$172,609	$—	$—
Investment securities held to maturity	140,727	142,339	—	142,339	—
Loans, net	5,194,098	5,130,843	—	—	5,130,843
Loans held for sale	7,099	7,239	—	7,239	—
Other financial assets	114,686	114,686	—	114,686	—
FINANCIAL LIABILITIES:
Deposits	5,453,879	5,457,117	—	5,457,117	—
Securities sold under agreements to repurchase	30,496	30,493	—	30,493	—
Federal Home Loan Bank borrowings	370,150	376,320	—	376,320	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	7,357	7,357	—	7,357	—
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
Total loans include deferred loan fees/ (costs), net, of ($5.5) million and ($5.4) million as of March 31, 2015 and December 31, 2014, respectively.
The following table presents a summary of the loan portfolio based on the portfolio segment as of the dates indicated:

	March 31, 2015	December 31, 2014
	(In thousands)
Commercial and industrial	$966,838	$953,085
Commercial real estate	1,763,041	1,788,403
Construction and land	137,094	125,349
Residential	2,143,036	2,132,095
Home equity	116,190	114,859
Consumer and other	168,814	156,145
Total Loans	$5,295,013	$5,269,936

The following table presents nonaccrual loans receivable by class of receivable as of the dates indicated:

	March 31, 2015	December 31, 2014
	(In thousands)
Commercial and industrial	$153	$2,129
Commercial real estate	16,010	18,485
Construction and land	3,472	11,422
Residential	10,069	9,713
Home equity	1,319	1,320
Consumer and other	1,110	1,113
Total	$32,133	$44,182
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, although infrequent, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans 90 days or more past due, but still accruing, as of both March 31, 2015 and December 31, 2014. The Bank’s policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six consecutive months). For troubled debt restructured loans (“TDRs”), a return to accrual status generally requires timely payments for a period of six months in accordance with the restructured loan terms, along with meeting other criteria.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables show the payment status of loans by class of receivable as of the dates indicated:

	March 31, 2015
	Accruing Past Due				Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Accruing Past Due	Current Payment Status	30-89 Days Past Due	90 Days or Greater Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$5,584	$—	$—	$5,584	$147	$3	$3	$153	$961,101	$966,838
Commercial real estate	780	3,563	—	4,343	10,607	—	5,403	16,010	1,742,688	1,763,041
Construction and land	—	—	—	—	307	70	3,095	3,472	133,622	137,094
Residential	10,549	—	—	10,549	2,654	3,069	4,346	10,069	2,122,418	2,143,036
Home equity	5	—	—	5	—	97	1,222	1,319	114,866	116,190
Consumer and other	4,894	19	—	4,913	1,048	6	56	1,110	162,791	168,814
Total	$21,812	$3,582	$—	$25,394	$14,763	$3,245	$14,125	$32,133	$5,237,486	$5,295,013

	December 31, 2014
	Accruing Past Due				Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Accruing Past Due	Current Payment Status	30-89 Days Past Due	90 Days or Greater Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$723	$—	$—	$723	$157	$—	$1,972	$2,129	$950,233	$953,085
Commercial real estate	167	71	—	238	14,235	684	3,566	18,485	1,769,680	1,788,403
Construction and land	—	—	—	—	8,245	86	3,091	11,422	113,927	125,349
Residential	3,878	1,913	—	5,791	2,770	1,704	5,239	9,713	2,116,591	2,132,095
Home equity	—	—	—	—	98	—	1,222	1,320	113,539	114,859
Consumer and other	208	—	—	208	1,041	9	63	1,113	154,824	156,145
Total	$4,976	$1,984	$—	$6,960	$26,546	$2,483	$15,153	$44,182	$5,218,794	$5,269,936
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
A summary of the rating system used by the Bank, repeated here from Part II. Item 8. “Financial Statements and Supplementary Data—Note 1: Basis of Presentation and Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, follows:
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
The following tables present the loan portfolio’s credit risk profile by internally assigned grade and class of receivable as of the dates indicated:

	March 31, 2015
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Substandard	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$931,605	$24,975	$10,105	$153	$966,838
Commercial real estate	1,681,384	47,993	17,654	16,010	1,763,041
Construction and land	114,944	13,178	5,500	3,472	137,094
Residential	2,122,733	—	10,234	10,069	2,143,036
Home equity	114,349	—	522	1,319	116,190
Consumer and other	165,717	—	1,987	1,110	168,814
Total	$5,130,732	$86,146	$46,002	$32,133	$5,295,013

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present, by class of receivable, the balance of impaired loans with and without a related allowance, the associated allowance for those impaired loans with a related allowance, and the total unpaid principal on impaired loans:

	As of and for the three months ended March 31, 2015
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$191	$255	n/a	$1,555	$807
Commercial real estate	19,059	25,414	n/a	20,753	894
Construction and land	1,272	2,290	n/a	7,190	92
Residential	9,191	9,978	n/a	9,526	78
Home equity	50	50	n/a	50	1
Consumer and other	1,007	1,007	n/a	1,007	—
Subtotal	30,770	38,994	n/a	40,081	1,872
With an allowance recorded:
Commercial and industrial	941	961	$78	991	34
Commercial real estate	8,995	9,423	2,543	9,036	92
Construction and land	2,200	2,356	172	2,200	—
Residential	7,536	7,887	1,311	7,103	49
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Subtotal	19,672	20,627	4,104	19,330	175
Total:
Commercial and industrial	1,132	1,216	78	2,546	841
Commercial real estate	28,054	34,837	2,543	29,789	986
Construction and land	3,472	4,646	172	9,390	92
Residential	16,727	17,865	1,311	16,629	127
Home equity	50	50	—	50	1
Consumer and other	1,007	1,007	—	1,007	—
Total	$50,442	$59,621	$4,104	$59,411	$2,047
___________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three months ended March 31, 2014
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$2,049	$3,161	n/a	$2,110	$3
Commercial real estate	29,346	40,065	n/a	30,416	269
Construction and land	730	1,456	n/a	816	—
Residential	10,163	10,766	n/a	7,134	144
Home equity	50	50	n/a	50	1
Consumer and other	7	7	n/a	7	—
Subtotal	42,345	55,505	n/a	40,533	417
With an allowance recorded:
Commercial and industrial	1,082	1,191	$74	1,284	9
Commercial real estate	7,814	8,243	1,095	8,453	91
Construction and land	2,724	2,951	239	2,731	—
Residential	7,725	7,985	743	9,874	69
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Subtotal	19,345	20,370	2,151	22,342	169
Total:
Commercial and industrial	3,131	4,352	74	3,394	12
Commercial real estate	37,160	48,308	1,095	38,869	360
Construction and land	3,454	4,407	239	3,547	—
Residential	17,888	18,751	743	17,008	213
Home equity	50	50	—	50	1
Consumer and other	7	7	—	7	—
Total	$61,690	$75,875	$2,151	$62,875	$586
___________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the year ended December 31, 2014
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$2,011	$3,095	n/a	$2,055	$28
Commercial real estate	21,500	28,700	n/a	24,921	2,483
Construction and land	9,221	11,133	n/a	1,597	—
Residential	9,650	10,788	n/a	9,221	406
Home equity	50	50	n/a	50	3
Consumer and other	1,006	1,007	n/a	546	1
Subtotal	43,438	54,773	n/a	38,390	2,921
With an allowance recorded:
Commercial and industrial	891	954	$91	1,111	99
Commercial real estate	9,065	9,493	2,592	7,925	379
Construction and land	2,200	2,356	172	2,545	—
Residential	6,749	6,749	1,330	7,742	219
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Subtotal	18,905	19,552	4,185	19,323	697
Total:
Commercial and industrial	2,902	4,049	91	3,166	127
Commercial real estate	30,565	38,193	2,592	32,846	2,862
Construction and land	11,421	13,489	172	4,142	—
Residential	16,399	17,537	1,330	16,963	625
Home equity	50	50	—	50	3
Consumer and other	1,006	1,007	—	546	1
Total	$62,343	$74,325	$4,185	$57,713	$3,618
___________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.
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
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. As of March 31, 2015 and December 31, 2014, TDRs totaled $34.6 million and $44.8 million, respectively. As of March 31, 2015, $24.4 million of the $34.6 million in TDRs were on accrual status. As of December 31, 2014, $24.3 million of the $44.8 million in TDRs were on accrual status.

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
The following tables present the balance of TDRs that were restructured or defaulted during the periods indicated:

As of and for the three months ended March 31, 2015
	Restructured Current Quarter			TDRs that defaulted in the current quarter that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
(Dollars in thousands)
Commercial and industrial	—	$—	$—	—	$—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Residential (1)	6	382	382	—	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	6	$382	$382	—	$—
___________________

(1)	Represents the following concessions: temporary reduction of interest rate.

As of and for the three months ended March 31, 2014
	Restructured Current Quarter			TDRs that defaulted in the current quarter that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
(Dollars in thousands)
Commercial and industrial	—	$—	$—	—	$—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Residential (1)	1	172	181	2	145
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	1	$172	$181	2	$145
___________________

(1)	Represents the following concessions: temporary reduction of interest rate.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

7.    Allowance for Loan Losses
The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $77.3 million and $75.8 million at March 31, 2015 and December 31, 2014, respectively.
The following tables present a summary of the changes in the allowance for loan losses for the periods indicated:

	As of and for the three months ended March 31,
	2015	2014
	(In thousands)
Allowance for loan losses, beginning of period:
Commercial and industrial	$14,114	$12,837
Commercial real estate	43,854	44,979
Construction and land	4,041	4,465
Residential	10,374	10,732
Home equity	1,003	1,020
Consumer and other	382	322
Unallocated	2,070	2,016
Total allowance for loan losses, beginning of period	75,838	76,371
Provision/ (credit) for loan losses:
Commercial and industrial	(1,981)	(927)
Commercial real estate	(933)	1,057
Construction and land	227	356
Residential	72	(1,448)
Home equity	13	(57)
Consumer and other	130	(193)
Unallocated	(28)	12
Total provision/(credit) for loan losses	(2,500)	(1,200)
Loans charged-off:
Commercial and industrial	—	(49)
Commercial real estate	—	—
Construction and land	—	—
Residential	(49)	(88)
Home equity	—	—
Consumer and other	(5)	(8)
Total charge-offs	(54)	(145)
Recoveries on loans previously charged-off:
Commercial and industrial	2,204	339
Commercial real estate	631	330
Construction and land	1,143	151
Residential	—	550
Home equity	—	—
Consumer and other	1	209
Total recoveries	3,979	1,579

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three months ended March 31,
	2015	2014
	(In thousands)
Allowance for loan losses at end of period:
Commercial and industrial	14,337	12,200
Commercial real estate	43,552	46,366
Construction and land	5,411	4,972
Residential	10,397	9,746
Home equity	1,016	963
Consumer and other	508	330
Unallocated	2,042	2,028
Total allowance for loan losses at end of period	$77,263	$76,605
The following tables present the Company’s allowance for loan losses and loan portfolio at March 31, 2015 and December 31, 2014 by portfolio segment, disaggregated by method of impairment analysis. The Company had no loans acquired with deteriorated credit quality at March 31, 2015 or December 31, 2014.

	Commercial and industrial	Commercial real estate	Construction and land	Residential
	(In thousands)
Allowance for loan losses balance at March 31, 2015 attributable to:
Loans collectively evaluated	$14,259	$41,009	$5,239	$9,086
Loans individually evaluated	78	2,543	172	1,311
Total allowance for loan losses	$14,337	$43,552	$5,411	$10,397

Recorded investment (loan balance) at March 31, 2015:
Loans collectively evaluated	$965,706	$1,734,987	$133,622	$2,126,309
Loans individually evaluated	1,132	28,054	3,472	16,727
Total Loans	$966,838	$1,763,041	$137,094	$2,143,036

	Home equity	Consumer and other	Unallocated	Total
	(In thousands)
Allowance for loan losses balance at March 31, 2015 attributable to:
Loans collectively evaluated	$1,016	$508	$2,042	$73,159
Loans individually evaluated	—	—	—	4,104
Total allowance for loan losses	$1,016	$508	$2,042	$77,263

Recorded investment (loan balance) at March 31, 2015:
Loans collectively evaluated	$116,140	$167,807	$—	$5,244,571
Loans individually evaluated	50	1,007	—	50,442
Total Loans	$116,190	$168,814	$—	$5,295,013

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Commercial and industrial	Commercial real estate	Construction and land	Residential
	(In thousands)
Allowance for loan losses balance at December 31, 2014 attributable to:
Loans collectively evaluated	$14,023	$41,262	$3,869	$9,044
Loans individually evaluated	91	2,592	172	1,330
Total allowance for loan losses	$14,114	$43,854	$4,041	$10,374

Recorded investment (loan balance) at December 31, 2014:
Loans collectively evaluated	$950,183	$1,757,839	$113,928	$2,115,696
Loans individually evaluated	2,902	30,564	11,421	16,399
Total Loans	$953,085	$1,788,403	$125,349	$2,132,095

	Home equity	Consumer and other	Unallocated	Total
	(In thousands)
Allowance for loan losses balance at December 31, 2014 attributable to:
Loans collectively evaluated	$1,003	$382	$2,070	$71,653
Loans individually evaluated	—	—	—	4,185
Total allowance for loan losses	$1,003	$382	$2,070	$75,838

Recorded investment (loan balance) at December 31, 2014:
Loans collectively evaluated	$114,809	$155,138	$—	$5,207,593
Loans individually evaluated	50	1,007	—	62,343
Total Loans	$114,859	$156,145	$—	$5,269,936

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2015 and December 31, 2014:

	March 31, 2015				December 31, 2014
	Asset derivatives		Liability derivatives		Asset derivatives		Liability derivatives
	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$(4,173)	Other assets	$34	Other liabilities	$(3,352)
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	6,577	Other liabilities	(6,709)	Other assets	5,323	Other liabilities	(5,434)
Total		$6,577		$(10,882)		$5,357		$(8,786)
___________________

(1)	For additional details, see Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements-Note 5: Fair Value Measurements.”
The following table presents the effect of the Company’s derivative financial instruments in the consolidated statements of operations for the three months ended March 31, 2015 and 2014:

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)
	three months ended March 31,			three months ended March 31,
	2015	2014		2015	2014
(In thousands)
Interest rate products	$(1,873)	$(1,001)	Interest expense	$(1,018)	$(616)
Total	$(1,873)	$(1,001)		$(1,018)	$(616)
The following table presents the components of the Company’s accumulated other comprehensive income/ (loss) related to the derivatives for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
	(In thousands)
Accumulated other comprehensive income/ (loss) on cash flow hedges, balance at beginning of period	$(1,923)	$(1,763)
Net change in unrealized gain/ (loss) on cash flow hedges	(509)	(232)
Accumulated other comprehensive income/ (loss) on cash flow hedges, balance at end of period	$(2,432)	$(1,995)
The Holding Company and the Bank have agreements with their derivative counterparties that contain provisions where, if the Holding Company or Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Holding Company or the Bank could also be declared in default on its derivative obligations. The Holding Company and the Bank were in compliance with these provisions as of March 31, 2015 and December 31, 2014.
The Holding Company and the Bank also have agreements with certain of their derivative counterparties that contain provisions where, if the Holding Company or Bank fails to maintain its status as a well- or adequately-capitalized institution, the counterparty could terminate the derivative positions and the Holding Company or the Bank would be required to settle its obligations under the agreements. The Holding Company and the Bank were in compliance with these provisions as of March 31, 2015 and December 31, 2014.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

Certain of the Holding Company and the Bank’s agreements with their derivative counterparties contain provisions where, if specified events or conditions occur that materially change the Holding Company’s or the Bank’s creditworthiness in an adverse manner, the Holding Company or the Bank may be required to fully collateralize their obligations under the derivative instruments. The Holding Company and the Bank were in compliance with these provisions as of March 31, 2015 and December 31, 2014.
As of March 31, 2015 and December 31, 2014, the termination amounts related to collateral determinations of derivatives in a liability position was $10.5 million and $8.9 million, respectively. The Company has minimum collateral posting thresholds with its derivative counterparties and has posted cash collateral of $3.3 million and $3.7 million, respectively, and pledged securities of $9.6 million and $7.0 million, respectively, as of March 31, 2015 and December 31, 2014, against its obligations under these agreements.

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
The Bank entered into a total of six interest rate swaps, one during 2014 with an effective date of June 1, 2014, and five during 2013 with effective dates of December 1, 2014, September 2, 2014, June 1, 2014, March 1, 2014, and August 1, 2013. The six interest rate swaps each have a notional amount of $25 million and have terms ranging from three to six years. The Bank’s risk management objective and strategy for these interest rate swaps is to reduce its exposure to variability in interest-related cash outflows attributable to changes in the LIBOR swap rate associated with borrowing programs for each of the periods, initially expected to be accomplished with LIBOR-indexed brokered deposits, but may also include LIBOR-indexed FHLB advances. The interest rate swaps will effectively fix the Bank’s interest payments on $150 million of its LIBOR-indexed liabilities at rates between 1.17% and 2.32%, and a weighted average rate of 1.85%.
The Company uses the “Hypothetical Derivative Method” described in ASC 815, Derivatives and Hedging (“ASC 815”), for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (“OCI”) (outside of earnings) and subsequently reclassified to earnings in interest and dividend income when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of operations as part of fees and other income. The Company had no hedge ineffectiveness recognized in earnings during the three months ended March 31, 2015 and 2014. The Company also monitors the risk of counterparty default on an ongoing basis.
A portion of the balance reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are made or received on the Company’s interest rate swaps. During the next twelve months, the Company estimates that $3.3 million will be reclassified as an increase in interest expense.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

Non-designated Hedges
Derivatives not designated as hedges are not speculative and result from two different services the Bank provides to qualified commercial clients. The Bank offers certain derivative products directly to such clients. The Bank economically hedges derivative transactions executed with commercial clients by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of these programs are not designated, as per ASC 815, as qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset through earnings. Fees earned in connection with the execution of derivatives related to this program are recognized in the consolidated statement of operations in other income. As of March 31, 2015 and December 31, 2014, the Bank had 34 and 24 derivatives, respectively, related to this program, comprised of interest rate swaps and caps, with an aggregate notional amount of $255.0 million and $238.7 million, respectively.
In addition, as a participant lender, the Bank has guaranteed performance on a pro-rated portion of a swap executed by another financial institution. The derivative transaction entered into as part of this transaction is not designated, as per ASC 815, as a qualifying hedging relationship and is, therefore, marked-to-market through earnings each period. The pro-rated notional amount of this risk participation transaction was $8.3 million as of March 31, 2015. There were no such risk participation transactions as of December 31, 2014.
As of March 31, 2015 and December 31, 2014, the Bank had no foreign currency exchange contracts outstanding related to this program. The derivative asset and liability values for non-designated hedges include an adjustment related to the consideration of credit risk required under ASC 820.
The following table presents the effect of the Bank’s derivative financial instruments not designated as hedging instruments in the consolidated statement of operations for the three months ended March 31, 2015 and 2014.

		Amount of gain or (loss), net, recognized in income on derivatives
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivative	Three months ended March 31,
		2015	2014
		(In thousands)
Interest rate products	Other income/ (expense)	$(6)	$(26)
Other products (1)	Other income/ (expense)	40	—
Total		$34	$(26)
___________________
(1)     Risk Participation Agreement.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

9.    Income Taxes
The following table presents the components of income tax expense for continuing operations, discontinued operations, noncontrolling interests and the Company:

	Three months ended March 31,
	2015	2014
	(In thousands)
Income from continuing operations:
Income before income taxes	$26,490	$23,487
Income tax expense	8,572	7,138
Net income from continuing operations	$17,918	$16,349
Effective tax rate, continuing operations	32.4%	30.4%

Income from discontinued operations:
Income before income taxes	$3,663	$3,452
Income tax expense	1,569	1,524
Net income from discontinued operations	$2,094	$1,928
Effective tax rate, discontinued operations	42.8%	44.1%

Less: Income attributable to noncontrolling interests:
Income before income taxes	$1,229	$1,236
Income tax expense	—	—
Net income attributable to noncontrolling interests	$1,229	$1,236
Effective tax rate, noncontrolling interests	—%	—%

Income attributable to the Company
Income before income taxes	$28,924	$25,703
Income tax expense	10,141	8,662
Net income attributable to the Company	$18,783	$17,041
Effective tax rate attributable to the Company	35.1%	33.7%
The effective tax rate for continuing operations for the three months ended March 31, 2015 of 32.4%, with related tax expense of $8.6 million, was calculated based on a projected 2015 annual effective tax rate. The effective tax rate was less than the statutory rate of 35% due primarily to earnings from tax-exempt investments, income tax credits, and income attributable to noncontrolling interests. These items were partially offset by state and local income taxes.
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
The effective tax rate for continuing operations for the three months ended March 31, 2015 is higher than the effective tax rate for the same period in 2014 due primarily to New York State law changes. On March 31, 2014, New York enacted legislation that requires corporations that are engaged in unitary business operations to file combined returns with their affiliates for tax years beginning on or after January 1, 2015. Starting in 2015, all of the Company's affiliates will be included in the Company's New York tax return instead of just those affiliates with a nexus to New York. In addition, the New York tax rate will be reduced from 7.1% to 6.5% for tax years beginning on or after January 1, 2016. The Company reflected the impact of these New York law changes in the quarter ended March 31, 2014, the quarter in which the law was enacted. The Company adjusted the New York state applicable tax rate and apportionment percentages for purposes of measuring deferred tax assets and liabilities that will reverse after the effective date. The value of the net deferred New York tax asset increased by $0.7 million, which decreased tax expense by $0.5 million, net of federal tax benefit, as of March 31, 2014.

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

10.    Noncontrolling Interests
At the Company, noncontrolling interests typically consist of equity owned by management of the Company’s respective majority-owned affiliates. Net income attributable to noncontrolling interests in the consolidated statements of operations represents the net income allocated to the noncontrolling interest owners of the affiliates. Net income allocated to the noncontrolling interest owners was $1.2 million for each of the three month periods ended March 31, 2015 and 2014.
On the consolidated balance sheets, noncontrolling interests are included as the sum of the capital and undistributed profits allocated to the noncontrolling interest owners. Typically, this balance is included in a company’s permanent shareholders’ equity in the consolidated balance sheets. When the noncontrolling interest owners’ rights include certain redemption features, as described in ASC 480, Distinguishing Liabilities from Equity, such redeemable noncontrolling interests are classified as mezzanine equity and are not included in permanent shareholders’ equity. Due to the redemption features of the noncontrolling interests, the Company had redeemable noncontrolling interests held in mezzanine equity in the accompanying consolidated balance sheets of $19.9 million and $20.9 million at March 31, 2015 and December 31, 2014, respectively. The aggregate amount of such redeemable noncontrolling equity interests are recorded at the estimated maximum redemption values. In addition, the Company had $2.6 million and $0.4 million in noncontrolling interests included in permanent shareholder’s equity at March 31, 2015 and December 31, 2014, respectively.
Each non-wholly owned affiliate operating agreement provides the Company and/or the noncontrolling interests with contingent call or put redemption features used for the orderly transfer of noncontrolling equity interests between the affiliate noncontrolling interest owners and the Company at either a contractually predetermined fair value; multiple of earnings before interest, taxes, depreciation, and amortization (EBITDA); or fair value. The Company may liquidate these noncontrolling interests in cash, shares of the Company’s common stock, or other forms of consideration dependent on the operating agreement. These agreements are discussed in Part II. Item 8. “Financial Statements and Supplementary Data – Note 14: Noncontrolling Interests” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents, by affiliate, the noncontrolling interests included as redeemable noncontrolling interests and noncontrolling interests in mezzanine and permanent equity, respectively, at the periods indicated:

	March 31, 2015	December 31, 2014
	(In thousands)
Anchor	$12,785	$11,929
BOS	6,340	6,069
DGHM (1)	3,387	3,293
Total	$22,512	$21,291
Redeemable noncontrolling interests	$19,911	$20,905
Noncontrolling interests	$2,601	$386
______________
(1)    Only includes redeemable noncontrolling interests.
The following table presents a rollforward of the Company’s redeemable noncontrolling interests and noncontrolling interests for the periods indicated:

	Three months ended March 31, 2015
	Redeemable noncontrolling interests	Noncontrolling interests
	(In thousands)
Noncontrolling interests at beginning of year	$20,905	$386
Net income attributable to noncontrolling interests	1,080	149
Distributions	(1,055)	(123)
Purchases/ (sales) of ownership interests	—	419
Transfers of ownership interests from mezzanine to permanent equity	(1,652)	1,652
Amortization of equity compensation	—	118
Adjustments to fair value	633	—
Noncontrolling interests at end of period	$19,911	$2,601

	Three months ended March 31, 2014
	Redeemable noncontrolling interests	Noncontrolling interests
	(In thousands)
Noncontrolling interests at beginning of year	$19,468	$171
Net income attributable to noncontrolling interests	1,204	32
Distributions	(1,061)	(133)
Amortization of equity compensation	—	24
Adjustments to fair value	1,163	16
Noncontrolling interests at end of period	$20,774	$110

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

11.    Accumulated Other Comprehensive Income
The following table presents a summary of the amounts reclassified from accumulated other comprehensive income/ (loss) for the three months ended March 31, 2015 and 2014:

Description of component of accumulated other comprehensive income/ (loss)	Three months ended March 31,		Affected line item in Statement of Operations
	2015	2014
	(In thousands)
Adjustment for realized gains/ (losses) on securities available for sale, net:
Pre-tax	$8	$1	Gain on sale of investments, net
Tax expense/ (benefit)	3	—	Income tax expense
Net	$5	$1	Net income attributable to the Company
Net realized gain/ (loss) on cash flow hedges:
Hedge related to junior subordinated debentures:
Pre-tax	$(471)	$(473)	Interest expense on junior subordinated debentures
Tax expense/ (benefit)	(202)	(201)	Income tax expense
Net	$(269)	$(272)	Net income attributable to the Company
Hedges related to deposits:
Pre-tax	$(547)	$(143)	Interest expense on deposits
Tax expense/ (benefit)	(225)	(60)	Income tax expense
Net	$(322)	$(83)	Net income attributable to the Company
Total reclassifications for the period, net of tax	$(586)	$(354)

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

Restructuring expenses incurred since the plans of restructuring were first implemented in 2011 totaled $14.7 million, with the Private Banking segment incurring $9.5 million, the Wealth Management and Trust segment incurring $0.7 million and the remaining $4.5 million incurred by the Holding Company.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents a summary of the restructuring activity for the three months ended March 31, 2015 and 2014:

	Severance Charges	Total
	(In thousands)
Accrued charges at December 31, 2014	$739	$739
Costs incurred	—	—
Costs paid	(489)	(489)
Accrued charges at March 31, 2015	$250	$250

Accrued charges at December 31, 2013	$33	$33
Costs incurred	—	—
Costs paid	(33)	(33)
Accrued charges at March 31, 2014	$—	$—

13.    Recent Accounting Pronouncements
In January 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-04, Receivables - Troubled Debt Restructuring by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments to this update are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 and interim periods within annual periods beginning after December 15, 2015. The Company does not expect this ASU to have a material effect on its consolidated financial statements.
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
As of and for the three months ended March 31, 2015
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

Executive Summary
The Company offers a wide range of wealth management services to high net worth individuals, families, businesses and select institutions through its four reportable segments: Private Banking, Wealth Management and Trust, Investment Management, and Wealth Advisory. This Executive Summary provides an overview of the most significant aspects of our operating segments and the Company’s operations in the first quarter of 2015. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

	Three months ended March 31,
	2015	2014	$ Change	% Change
	(In thousands, except per share data)
Total revenues	$87,417	$77,255	$10,162	13%
Provision/ (credit) for loan losses	(2,500)	(1,200)	(1,300)	nm
Total operating expense	63,427	54,968	8,459	15%
Net income from continuing operations	17,918	16,349	1,569	10%
Net income attributable to noncontrolling interests	1,229	1,236	(7)	(1)%
Net income attributable to the Company	18,783	17,041	1,742	10%
Diluted earnings per share:
From continuing operations	$0.19	$0.18	$0.01	6%
From discontinued operations	$0.02	$0.02	$—	—%
Total attributable to common shareholders	$0.21	$0.20	$0.01	5%
Net income attributable to the Company was $18.8 million for the three months ended March 31, 2015 and $17.0 million for the same period in 2014. The Company recognized diluted earnings per share of $0.21 for the three months ended March 31, 2015 and $0.20 for the same period in 2014.
Key items that affected the Company’s results in the first quarter of 2015 compared to the same period of 2014 include:

▪
The Company recorded a $2.5 million credit to the provision for loan losses for the three months ended March 31, 2015, compared to a credit to the provision for loan losses of $1.2 million for the same period of 2014. The credit to the provision for the three months ended March 31, 2015 was primarily due to net recoveries partially offset by an increase in criticized loans.

▪
Fees and other income increased 26% to $41.3 million for the three months ended March 31, 2015, compared to $32.7 million for the same period of 2014. This increase was driven by fee-based revenue consisting of a 10% increase in wealth advisory fees, a 2% increase in investment management fees, and an 95% increase in wealth management and trust fees primarily related to the acquisition of Banyan Partners, LLC ("Banyan") in the fourth quarter of 2014. Total fees and other income represents 47% of total revenue for the three months ended March 31, 2015, compared to 42% of total revenue for the same period of 2014.

▪
Operating expenses increased $8.5 million, or 15%, to $63.4 million for the three months ended March 31, 2015, compared to $55.0 million for the same period of 2014. The increase is primarily related to an increase in compensation expense and occupancy and equipment expense and was also affected by the acquisition of Banyan.

The Company’s Private Banking segment reported net income attributable to the Company of $15.7 million in the first quarter of 2015, compared to net income attributable to the Company of $14.2 million for the same period of 2014. The $1.5 million, or 11%, increase was a result of the increased credit to the provision for loan losses and a 3% increase in revenue, partially offset by increased operating expenses, including salaries and employee benefits, for the three months ended March 31, 2015.
The Company’s Wealth Management and Trust segment reported net income attributable to the Company of $0.9 million in the first quarter of 2015, compared to net income attributable to the Company of $0.8 million for the same period of 2014. The $0.1 million, or 19%, increase was primarily the result of the acquisition of Banyan in the fourth quarter of 2014. Wealth Management and Trust AUM increased $4.7 billion, or 102%, to $9.3 billion at March 31, 2015 from $4.6 billion at March 31, 2014, primarily due to the acquisition of Banyan, as well as to investment performance.

The Company’s Investment Management segment reported net income attributable to the Company of $1.4 million in the first quarter of 2015, compared to net income attributable to the Company of $1.5 million for the same period of 2014. The $0.1 million, or 3%, decrease was due to increased operating expenses, primarily due to increased salaries and employee benefits expense, partially offset by increased investment management fees. Most fee-based revenue is determined based on beginning-of-period AUM data. Investment Management AUM increased $0.2 billion, or 2%, to $10.7 billion at March 31, 2015 from $10.5 billion at March 31, 2014, primarily due to investment performance, partially offset by net outflows.
The Company’s Wealth Advisory segment reported net income attributable to the Company of $1.7 million in the first quarter of 2015, compared to net income attributable to the Company of $1.8 million for the same period of 2014. The $0.1 million, or 6%, decrease was due to increased operating expenses, primarily due to increased salaries and employee benefits expense, occupancy and equipment expense, and increased professional services expenses, partially offset by increased wealth advisory fee revenue. Wealth Advisory AUM increased $0.4 billion, or 4%, to $10.0 billion at March 31, 2015 from $9.6 billion at March 31, 2014, primarily due to investment performance and positive net flows.

Critical Accounting Policies
Critical accounting policies reflect significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The Company believes that its most critical accounting policies upon which its financial condition depends, and which involve the most complex or subjective decisions or assessments are the allowance for loan and lease losses, the valuation of goodwill and intangible assets and analysis for impairment, and tax estimates. These policies are discussed in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes to these policies through the filing of this Quarterly Report on Form 10-Q.

Financial Condition

Condensed Consolidated Balance Sheets and Discussion

	March 31, 2015	December 31, 2014	Increase/ (decrease)	% Change
	(In thousands)
Assets:
Total cash and investments	$1,227,699	$1,175,610	$52,089	4%
Loans held for sale	10,570	7,099	3,471	49%
Total loans	5,295,013	5,269,936	25,077	—%
Less: Allowance for loan losses	77,263	75,838	1,425	2%
Net loans	5,217,750	5,194,098	23,652	—%
Goodwill and intangible assets	190,198	191,800	(1,602)	(1)%
Other assets	223,555	229,267	(5,712)	(2)%
Total assets	$6,869,772	$6,797,874	$71,898	1%
Liabilities and Equity:
Deposits	$5,373,407	$5,453,879	$(80,472)	(1)%
Total borrowings	658,622	507,009	151,613	30%
Other liabilities	97,773	112,170	(14,397)	(13)%
Total liabilities	6,129,802	6,073,058	56,744	1%
Redeemable Noncontrolling Interests	19,911	20,905	(994)	(5)%
Total shareholders’ equity	720,059	703,911	16,148	2%
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$6,869,772	$6,797,874	$71,898	1%
Total Assets. Total assets increased $71.9 million, or 1%, to $6.9 billion at March 31, 2015 from $6.8 billion at December 31, 2014. This increase was due primarily to increases in cash and investments and total loans.
Cash and Investments. Total cash and investments (consisting of cash and cash equivalents, investment securities, and stock in the FHLBs) increased $52.1 million, or 4%, to $1.2 billion, or 18% of total assets at March 31, 2015 from $1.18 billion, or 17% of total assets at December 31, 2014. The increase was due to the $141.8 million, or 17%, increase in available for sale investment securities, partially offset by the $84.5 million, or 49%, decrease in cash and cash equivalents, and the $5.7 million, or 4%, decrease in investments held to maturity. The change in cash and cash equivalents is the net result of short-term fluctuations in liquidity due to changes in levels of deposits, borrowings and loans outstanding.
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
Investment maturities, redemptions, principal payments, and sales of the Company’s securities provided $46.1 million of cash proceeds during the three months ended March 31, 2015. The timing of sales and reinvestments is based on various factors, including management’s evaluation of interest rate trends, the credit risk of municipal securities and the Company’s liquidity. The Company’s available for sale investment portfolio carried a total of $9.9 million of unrealized gains and $2.9 million of unrealized losses at March 31, 2015, compared to $6.8 million of unrealized gains and $3.6 million of unrealized losses at December 31, 2014.
No impairment losses were recognized through earnings related to investment securities during the three months ended March 31, 2015 and 2014. The total amount of unrealized losses was not significant and was primarily due to movements in interest rates since the securities were purchased. At March 31, 2015, the Company had no intent to sell any securities in an unrealized loss position at that date and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized losses.
See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 4: Investments” for further details of the Company’s investment securities.
Loans held for sale. Loans held for sale increased $3.5 million, or 49%, to $10.6 million at March 31, 2015 from $7.1 million at December 31, 2014. The balance of loans held for sale is usually related to the timing and volume of residential loans originated for sale and the ultimate sale transaction, which is typically executed within a short time following the loan origination.
Goodwill and intangible assets, net. Goodwill and intangible assets decreased $1.6 million, or 1%, to $190.2 million at March 31, 2015 from $191.8 million at December 31, 2014. The decrease is due to amortization of intangible assets. The Company tests goodwill for impairment on an annual basis in the fourth quarter, and between annual dates if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value, in accordance with ASC 350, Intangibles-Goodwill and Other. Management concluded at March 31, 2015 that there were no triggering events during the three months then ended.
Other. Other assets, consisting of OREO, premises and equipment, fees receivable, accrued interest receivable, deferred income taxes, net, and other assets, decreased $5.7 million, or 2%, to $223.6 million at March 31, 2015 from $229.3 million at December 31, 2014. The decrease was the result of decreases in deferred income taxes, net, premises and equipment, net, and other assets.
Deferred income taxes, net decreased $2.0 million, or 4%, to $45.6 million at March 31, 2015 from $47.6 million at December 31, 2014. The decrease is primarily due to current year deferred tax expense and the current year tax effect of other comprehensive income. At March 31, 2015, no valuation allowance on the net deferred tax asset was required, other than for capital losses, based upon the ability to generate future taxable income as well as the availability of current and historical taxable income.
Other assets, which consist primarily of Bank-Owned Life Insurance (“BOLI”), prepaid expenses, investment in partnerships, the fair value of interest rate derivatives, and other receivables, decreased $2.5 million, or 2%, to $117.5 million at March 31, 2015 from $120.0 million at December 31, 2014. The decrease is primarily due to a decrease in income tax receivables, partially offset by an increase in prepaid expenses, BOLI, Rabbi Trust assets, and the fair value of interest rate derivatives.
Deposits. Total deposits decreased $80.5 million, or 1%, to $5.4 billion, at March 31, 2015 from $5.5 billion at December 31, 2014. Deposit balances decreased during the first three months of 2015 due to lower demand deposits, money market, savings and NOW balances, partially offset by higher time deposits. Deposit levels can fluctuate from quarter to quarter as a result of large short-term transactions by commercial clients. Seasonality can also affect the deposit balances.

The following table presents the composition of the Company’s deposits at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Balance	as a % of total	Balance	as a % of total
	(In thousands)
Demand deposits (noninterest-bearing)	$1,400,394	26%	$1,418,426	26%
NOW (1)	524,973	10%	549,320	10%
Savings	72,910	1%	71,367	1%
Money market (1)	2,752,923	51%	2,816,928	52%
Certificates of deposit under $100,000 (1)	182,756	3%	185,721	3%
Certificates of deposit of $100,000 or greater	439,451	8%	412,117	8%
Total deposits	$5,373,407	99%	$5,453,879	100%
____________

(1)	Includes brokered deposits.
Borrowings. Total borrowings, which consist of securities sold under agreements to repurchase, federal funds purchased, if any, FHLB borrowings, and junior subordinated debentures, increased $151.6 million, or 30%, to $658.6 million at March 31, 2015 from $507.0 million at December 31, 2014. From time to time, the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position; and had $50.0 million outstanding at March 31, 2015 and none outstanding at December 31, 2014. FHLB borrowings increased $79.9 million, or 22%, to $450.0 million at March 31, 2015 from $370.2 million at December 31, 2014. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth and to manage interest rate risk, but can also be used as an additional source of liquidity for the Bank. Repurchase agreements increased $21.7 million, or 71%, to $52.2 million at March 31, 2015 from $30.5 million at December 31, 2014. Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature.
Other. Other liabilities, which consist primarily of accrued interest, accrued bonus, the fair value of interest rate derivatives, and other accrued expenses, decreased $14.4 million, or 13%, to $97.8 million at March 31, 2015 from $112.2 million at December 31, 2014. The decrease is primarily due to the payout of accrued bonuses and commissions, partially offset by increases in income taxes payable and the fair value of derivative liabilities.

Loan Portfolio and Credit Quality
Loans. Total portfolio loans remained consistent at $5.3 billion, or 77%, of total assets as of March 31, 2015, compared to $5.3 billion, or 78%, of total assets as of December 31, 2014. Increases in home equity and other consumer loans of $14.0 million, or 5%, commercial and industrial loans of $13.8 million, or 1%, construction and land loans of $11.8 million, or 9%, and residential loans of $10.9 million, or 1%, were partially offset by a decrease in commercial real estate loans of $25.4 million, or 1%.
Geographic concentration. The following table presents the Bank’s outstanding loan balance concentrations as of March 31, 2015 based on the location of the lender’s regional offices.

	Commercial and Industrial		Commercial Real Estate		Construction and Land		Residential		Home Equity and Other Consumer
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
New England	$786,334	81%	$684,395	39%	$91,764	67%	$1,295,955	61%	$238,758	84%
San Francisco Bay	122,418	13%	601,305	34%	31,012	23%	459,310	21%	37,080	13%
Southern California	58,086	6%	477,341	27%	14,318	10%	387,771	18%	9,166	3%
Total	$966,838	100%	$1,763,041	100%	$137,094	100%	$2,143,036	100%	$285,004	100%
Allowance for loan losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and totaled $77.3 million and $75.8 million as of March 31, 2015 and December 31, 2014, respectively.

The allowance for loan losses as of March 31, 2015 increased $1.4 million, or 2%, from December 31, 2014 due to an increase in criticized loans, partially offset by the mix of loans in the portfolio. The allowance for loan losses as a percentage of total loans increased 2 basis points to 1.46% as of March 31, 2015 from 1.44% as of December 31, 2014. The increase in the ratio of allowance for loan losses to total loans was primarily due to an increase in criticized loans which have a higher reserve amount than pass-rated loans. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 7: Allowance for Loan Losses” for an analysis of the Company’s allowance for loan losses.
An analysis of the risk in the loan portfolio as well as management judgment is used to determine the estimated appropriate amount of the allowance for loan losses. The Company’s allowance for loan losses is comprised of three primary components (general reserves, allocated reserves on non-impaired special mention and substandard loans, and allocated reserves on impaired loans). In addition, the unallocated portion of the allowance for loan losses, which is not considered a significant component of the overall allowance for loan losses, primarily relates to the inherent imprecision and potential volatility of the allowance for loan losses calculation and the qualitative judgments involved. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 7: Allowance for Loan Losses” and the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for further information.
The following table presents a summary of loans charged-off, net of recoveries, by geography for the three months ended March 31, 2015 and 2014. The geography assigned to the data is based on the location of the lender’s regional offices.

	Three months ended March 31,
	2015	2014
	(In thousands)
Net loans (charged-off)/ recovered:
New England	$890	$540
San Francisco Bay	2,738	640
Southern California	297	254
Total net loans (charged-off)/ recovered	$3,925	$1,434
Net recoveries of $3.9 million were recorded in the first quarter of 2015, compared to $1.4 million of net recoveries for the same period of 2014. Despite the current year net recoveries on previously charged-off commercial loans (which include construction and land loans, commercial real estate, and commercial and industrial loans), the Company believes that commercial loans represent the greatest risk of loss due to the size and nature of these loans and the related collateral. Local economic and business conditions in the markets where our offices are located have a significant impact on our commercial loan customers and their ability to service their loans. Of the $3.9 million in net recoveries recorded in the first three months of 2015, $2.2 million were on commercial and industrial loans, $1.1 million were on construction and land loans, and $0.6 million were on commercial real estate loans.
Nonperforming assets. The Company’s nonperforming assets include nonaccrual loans and OREO. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of deeds in lieu of foreclosure. As of March 31, 2015, nonperforming assets totaled $33.1 million, or 0.48% of total assets, a decrease of $12.0 million, or 27%, compared to $45.1 million, or 0.66% of total assets, as of December 31, 2014.
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest in accordance with the contractual terms of the loan agreement is in doubt. Despite the loan’s current payment status, if the Bank has reason to believe it may not collect all principal and interest on the loan in accordance with the related contractual terms, the Bank will generally discontinue the accrual of interest income and will apply any interest payments received to principal. Of the $32.1 million of loans on nonaccrual status as of March 31, 2015, $14.8 million, or 46%, had a current payment status, $3.2 million, or 10%, were 30-89 days past due, and $14.1 million, or 44%, were 90 days or more past due. Of the $44.2 million of nonaccrual loans as of December 31, 2014, $26.5 million, or 60%, had a current payment status, $2.5 million, or 6%, were 30-89 days past due, and $15.2 million, or 34%, were 90 days or more past due.
The Bank continues to evaluate the underlying collateral of each nonperforming loan and pursue the collection of interest and principal. Where appropriate, the Bank obtains updated appraisals on collateral. Reductions in fair values of the collateral for nonaccrual loans, if they are collateral dependent, could result in additional future provision for loan losses depending on the timing and severity of the decline. See Part I. Item 1. “Financial Statements and Supplementary Data—Note 6: Loans Receivable” for further information on nonperforming loans.

The Bank’s policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six consecutive months). For nonaccruing TDRs, a return to accrual status generally requires timely payments for a period of six months in accordance with restructured terms, along with meeting other criteria.
Delinquencies. The past due status of a loan is determined in accordance with its contractual repayment terms. All loan types are reported past due when one scheduled payment is due and unpaid for 30 days or more. Loans 30-89 days past due increased $18.4 million, or 265%, to $25.4 million as of March 31, 2015 from $7.0 million as of December 31, 2014. Loan delinquencies can be attributed to many factors, such as weakness in, or deteriorating, economic conditions in the region the collateral is located, the loss of a tenant or lower lease rates for commercial borrowers, or the loss of income for consumers and the resulting liquidity impacts on the borrowers. Further deterioration in the credit condition of these delinquent loans could lead to the loans going to nonaccrual status and/or being downgraded. Downgrades would generally result in additional provision for loan losses. Past due loans may be included with accruing substandard loans.
In certain instances, although very infrequent, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans past due 90 days or more, but still accruing, as of March 31, 2015 and December 31, 2014.
Impaired Loans. When management determines that it is probable that the Bank will not collect all principal or interest on a loan in accordance with the original loan terms, the loan is considered impaired. Certain impaired loans may continue to accrue interest based on factors such as the restructuring terms, if any, the historical payment performance, the value of collateral, and the financial condition of the borrower. Impaired commercial loans and impaired constructions loans are typically, in accordance with ASC 310, individually evaluated for impairment. Large groups of smaller-balance homogeneous loans may be collectively evaluated for impairment. Such groups of loans may include, but are not limited to, residential loans, home equity loans, and consumer loans. However, if the terms of any such loans are modified in a trouble debt restructuring, then such loans would be individually evaluated for impairment in the allowance for loan and lease losses.
Loans that are individually evaluated for impairment require an analysis to determine the amount of impairment, if any. For collateral dependent loans, impairment would be indicated as a result of the carrying value of the loan exceeding the estimated collateral value less costs to sell, or, for loans not considered to be collateral dependent, the net present value of the projected cash flow discounted at the loan’s contractual effective interest rate. Generally, when a collateral dependent loan becomes impaired, an updated appraisal of the collateral, if appropriate, is obtained. If the impaired loan has not been upgraded to a performing status within a reasonable amount of time, the Bank will continue to obtain updated appraisals as deemed necessary, especially during periods of declining property values. Normally, shortfalls in the analysis of collateral dependent loans would result in the impairment amount being charged-off to the allowance for loan losses. Shortfalls on cash flow dependent loans may be carried as specific allocations to the general reserve unless a known loss is determined to have occurred, in which case such known loss is charged-off. Based on the impairment analysis, the provision could be higher or lower than the amount of provision associated with a loan prior to it classification as impaired. See Part II. Item 8. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for detail on the Company's treatment of impaired loans in the allowance for loan losses.
Impaired loans individually evaluated for impairment in the allowance for loan losses totaled $50.4 million as of March 31, 2015, a decrease of $11.9 million, or 19%, compared to $62.3 million as of December 31, 2014. As of March 31, 2015, $19.7 million of the individually evaluated impaired loans had $4.1 million in specific reserve allocations. The remaining $30.7 million of individually evaluated impaired loans did not have specific reserve allocations due to the adequacy of collateral, prior charge-offs taken, interest collected and applied to principal, or a combination of these items. As of December 31, 2014, $18.9 million of individually evaluated impaired loans had $4.2 million in specific reserve allocations, and the remaining $43.4 million of individually evaluated impaired loans did not have specific reserve allocations.
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. As of March 31, 2015, TDRs totaled $34.6 million, a decrease of $10.2 million, or 23%, compared to $44.8 million as of December 31, 2014. As of March 31, 2015, $24.4 million of the $34.6 million of TDRs were on accrual status. As of December 31, 2014, $24.3 million of the $44.8 million of TDRs were on accrual status.
Potential Problem Loans. Loans that evidence weakness or potential weakness related to repayment history, the borrower’s financial condition, or other factors are reviewed by the Bank’s management to determine if the loan should be adversely classified. Delinquent loans may or may not be adversely classified depending upon management’s judgment with respect to each individual loan. The Bank classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators. Potential problem loans consist of accruing substandard loans where known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in classification of such loans as nonperforming at some time in the future. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Triggering events for loan downgrades include updated appraisal information, inability of borrowers to cover debt service payments, loss of tenants or notification by tenants of non-renewal of leases, inability of borrowers to sell completed construction projects, and the inability of borrowers to sell properties. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, be restructured, or require increased allowance coverage and provision for loan losses.
As of March 31, 2015, the Bank has identified $46.0 million in potential problem loans, an increase of $7.1 million, or 18%, compared to $38.9 million as of December 31, 2014. This increase was primarily due to potential problem construction and land loans, which increased $5.5 million, and potential problem commercial and industrial loans, which increased $3.1 million, partially offset by a decrease in potential problem commercial real estate loans, which decreased by $1.4 million. Numerous factors impact the level of potential problem loans including economic conditions and real estate values. These factors affect the borrower’s liquidity and, in some cases, the borrower’s ability to comply with loan covenants such as debt service coverage. When there is a loss of a major tenant in a commercial real estate building, the appraised value of the building generally declines. Loans may be downgraded when this occurs as a result of the additional risk to the borrower in obtaining a new tenant in a timely manner and negotiating a lease with similar or better terms than the previous tenant. In many cases, these loans are still current and paying as agreed, although future performance may be impacted.
The following table presents a rollforward of nonaccrual loans for the three months ended March 31, 2015 and 2014:

	As of and for the three months ended March 31,
	2015	2014
	(In thousands)
Nonaccrual loans, beginning of period	$44,182	$44,762
Transfers in to nonaccrual status	1,190	4,086
Transfers out to OREO	—	(145)
Transfers out to accrual status	(615)	(2,848)
Charge-offs	(54)	(134)
Paid off/ paid down	(12,570)	(3,667)
Nonaccrual loans, end of period	$32,133	$42,054

The following table presents a summary of credit quality by loan type. The loan type assigned to the credit quality data is based on the purpose of the loan.

	March 31, 2015	December 31, 2014
	(In thousands)
Nonaccrual loans:
Commercial and industrial	$153	$2,129
Commercial real estate	16,010	18,485
Construction and land	3,472	11,422
Residential	10,069	9,713
Home equity and other consumer	2,429	2,433
Total nonaccrual loans	$32,133	$44,182
Loans 30-89 days past due and accruing:
Commercial and industrial	$5,584	$723
Commercial real estate	4,343	238
Construction and land	—	—
Residential	10,549	5,791
Home equity and other consumer	4,918	208
Total loans 30-89 days past due	$25,394	$6,960
Accruing substandard loans:
Commercial and industrial	$10,105	$7,025
Commercial real estate	17,654	19,072
Construction and land	5,500	—
Residential	10,234	10,253
Home equity and other consumer	2,509	2,510
Total accruing substandard loans	$46,002	$38,860
The following table presents a summary of credit quality by geography, based on the location of the regional offices:

	March 31, 2015	December 31, 2014
	(In thousands)
Nonaccrual loans:
New England	$18,271	$26,205
San Francisco Bay	9,347	13,430
Southern California	4,515	4,547
Total nonaccrual loans	$32,133	$44,182
Loans 30-89 days past due and accruing:
New England	$18,236	$6,572
San Francisco Bay	3,398	375
Southern California	3,760	13
Total loans 30-89 days past due	$25,394	$6,960
Accruing substandard loans:
New England	$18,534	$11,126
San Francisco Bay	21,996	23,403
Southern California	5,472	4,331
Total accruing substandard loans	$46,002	$38,860

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
At March 31, 2015, the Company’s cash and cash equivalents amounted to $88.1 million. The Holding Company’s cash and cash equivalents amounted to $45.4 million at March 31, 2015. Management believes that the Company and the Holding Company have adequate liquidity to meet their commitments for the foreseeable future.
Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At March 31, 2015, consolidated cash and cash equivalents and securities available for sale, less securities pledged against current borrowings and derivatives, amounted to $1.0 billion, or 14% of total assets, compared to $0.9 billion, or 14% of total assets, at December 31, 2014. Future loan growth may depend upon the Company’s ability to grow its core deposit levels. In addition, the Company has access to available borrowings through the FHLB totaling $1.1 billion as of March 31, 2015 compared to $1.2 billion at December 31, 2014. Combined, this liquidity totals $2.1 billion, or 31% of assets and 39% of total deposits, as of March 31, 2015, which is consistent with the amounts at December 31, 2014.
The Bank has various internal policies and guidelines regarding liquidity, both on and off balance sheet, loans to assets ratio, and limits on the use of wholesale funds. These policies and/or guidelines require certain minimum or maximum balances or ratios be maintained at all times. In light of the provisions in the Bank’s internal liquidity policies and guidelines, the Bank will carefully manage the amount and timing of future loan growth along with its relevant liquidity policies and balance sheet guidelines.
Holding Company Liquidity. The Company and some of the Company’s majority-owned affiliates hold put and call options that would require the Company to purchase (and the majority-owned affiliates to sell) the remaining noncontrolling interests in these companies at the then fair value generally as determined by the respective agreements. At March 31, 2015, the estimated maximum redemption value for these affiliates related to outstanding put options was $19.9 million, all of which could be redeemed within the next 12 months, under certain circumstances, and is classified on the consolidated balance sheets as redeemable noncontrolling interests. These put and call options are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data - Note 14: Noncontrolling Interests” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
The Holding Company’s primary sources of funds are dividends from its affiliates and access to the capital and debt markets. The Holding Company recognized $2.1 million in net income from discontinued operations during the three months ended March 31, 2015 related to a revenue sharing agreement with Westfield Capital Management Company, LLC (“Westfield”). Other than the revenue sharing agreement with Westfield, divestitures are not ongoing sources of funds for the Holding Company. Dividends from the Bank are limited by various regulatory requirements relating to capital adequacy and retained earnings. See Part II. Item 5. “Market for Registrant’s Common Equity, Related Stockholders Matters, and Issuers Purchases of Equity Securities” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for further details.
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
The Company is required to pay interest quarterly on its junior subordinated debentures. Since 2010, the Company has been a party to an interest rate swap to hedge a portion of the cash flow associated with a junior subordinated debenture which converted from a fixed rate to a floating rate on December 30, 2010. The estimated cash outlay for the remaining nine months of 2015 for the interest payments, including the effect of the cash flow hedge, is approximately $2.9 million based on the debt outstanding as of the date of this filing and estimated LIBOR.
The Company is required to pay cash dividends quarterly on its Series D preferred stock, issued in April 2013, at 6.95% per annum. The estimated cash outlay for the remaining nine months of 2015 for the Series D preferred stock dividend payments is approximately $2.6 million. Although the rate of interest is set in the terms of the preferred stock, the quarterly preferred stock dividend payments are subject to approval by the Company’s board of directors.
The Company presently plans to pay cash dividends on its common stock on a quarterly basis dependent upon a number of factors such as profitability, Holding Company liquidity, and the Company’s capital levels. However, the ultimate declaration of dividends by the board of directors of the Company will depend on consideration of, among other things, recent financial trends and internal forecasts, regulatory limitations, alternative uses of capital deployment, general economic conditions, and pending regulatory changes to capital requirements. In January 2015, the Company increased its quarterly dividend from $0.08 per share to $0.09 per share. Based on the current dividend rate and estimated shares outstanding, the Company estimates the amount to be paid out in the remaining nine months of 2015 for dividends to common shareholders will be approximately $22.2 million. The estimated dividend payments in 2015 could increase or decrease if the Company’s board of directors voted to increase or decrease, respectively, the current dividend rate, and/or the number of shares outstanding changes significantly.
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
From time to time, the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. At March 31, 2015, the Bank had unused federal fund lines of credit totaling $121.0 million with correspondent institutions to provide it with immediate access to overnight borrowings, compared to $171.0 million at December 31, 2014. At March 31, 2015, the Bank had $50.0 million of outstanding borrowings under these federal fund lines. At December 31, 2014, the Bank had no outstanding borrowings under these federal fund lines.
The Bank has also negotiated brokered deposit agreements with several institutions that have nationwide distribution capabilities. At March 31, 2015, the Bank had $428.3 million of brokered deposits (net of premiums paid) outstanding under these agreements, compared to $482.8 million at December 31, 2014.
If the Bank was no longer able to utilize the FHLB for borrowing, collateral currently used for FHLB borrowings could be transferred to other facilities such as the Federal Reserve’s discount window. In addition, the Bank could increase its usage of brokered deposits. Other borrowing arrangements may have higher rates than the FHLB would typically charge.

Capital Resources
Total shareholders’ equity at March 31, 2015 was $720.1 million, compared to $703.9 million at December 31, 2014, an increase of $16.1 million, or 2%. The increase in shareholders’ equity was primarily the result of net income, partially offset by dividends paid.

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
To be categorized as “well capitalized,” the Company and the Bank must maintain specified minimum capital ratios. In addition, the Company and the Bank cannot be subject to any written agreement, order or capital directive or prompt corrective action to be considered “well capitalized.” Both the Company and the Bank maintain capital at levels that would be considered “well capitalized” as of March 31, 2015 under the applicable regulations.
To be a “well capitalized” bank holding company as defined for purposes of the Federal Reserve Board's regulation
Y, the Company must maintain a minimum total risk-based capital ratio of 10% on a consolidated basis and a minimum Tier 1 risk-based ratio of 6% on a consolidated basis.
As of March 31, 2015, quantitative measures established by regulation to ensure capital adequacy required us to maintain minimum ratios of common equity Tier 1, Tier 1, and total capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations).
The following table presents the Company’s and the Bank’s amount of regulatory capital and related ratios as of March 31, 2015 and December 31, 2014. Also presented are the minimum requirements established by the Federal Reserve and the FDIC as of those dates for the Company and the Bank, respectively, to meet applicable capital requirements and the requirements of the FDIC as of those dates for the Bank to be considered “well capitalized” under the FDIC’s prompt corrective action provisions. Effective January 1, 2015, revised regulatory rules issued by the Federal banking agencies, including the FDIC and the Federal Reserve, went into effect. The capital amounts and ratios disclosed in the table below are presented in accordance with these new rules from that date forward.

The Federal Reserve, the FDIC, and the Massachusetts Division of Banks may impose higher capital ratios than those listed below based upon the results of regulatory exams. The Bank was categorized as “well capitalized” under the FDIC’s prompt corrective action provisions as of March 31, 2015 and December 31, 2014.

	Actual		For capital adequacy purposes (at least)		To be well capitalized under prompt corrective action provisions (at least)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of March 31, 2015
Common equity tier 1 risk-based capital
Company	$503,323	9.76%	$232,164	4.5%	n/a	n/a
Boston Private Bank	593,175	11.59	230,377	4.5	$332,767	6.5%
Tier 1 risk-based capital
Company	634,235	12.29	309,552	6.0	n/a	n/a
Boston Private Bank	593,175	11.59	307,169	6.0	409,559	8.0
Total risk-based capital
Company	721,280	13.98	412,736	8.0	n/a	n/a
Boston Private Bank	657,357	12.84	409,559	8.0	511,949	10.0
Tier 1 leverage capital
Company	634,235	9.48	267,500	4.0	n/a	n/a
Boston Private Bank	593,175	8.95	265,012	4.0	331,265	5.0

As of December 31, 2014
Tier 1 risk-based capital
Company	$637,968	13.28%	$192,145	4.0%	n/a	n/a
Boston Private Bank	566,444	11.88	190,666	4.0	$285,999	6.0%
Total risk-based capital
Company	698,368	14.54	384,291	8.0	n/a	n/a
Boston Private Bank	626,253	13.14	381,333	8.0	476,666	10.0
Tier 1 leverage capital
Company	637,968	9.53	267,651	4.0	n/a	n/a
Boston Private Bank	566,444	8.55	265,077	4.0	331,346	5.0
Bank regulatory authorities restrict the Bank from lending or advancing funds to, or investing in the securities of, the Company. Further, these authorities restrict the amounts available for the payment of dividends by the Bank to the Company.
As of March 31, 2015, the Company has sponsored the creation of two statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. The Company has dissolved three statutory trusts, in August 2013, October 2013, and January 2014, respectively, after the Company repurchased all of the respective trusts’ trust preferred securities.
In accordance with ASC 810-10-55, Consolidation - Overall - Implementation Guidance and Illustrations - Variable Interest Entities, these statutory trusts created by, or assumed by, the Company are not consolidated into the Company’s financial statements; however, the Company reflects the amounts of junior subordinated debentures payable to the preferred stockholders of statutory trusts as debt in its financial statements. As of both March 31, 2015 and December 31, 2014, all $100.0 million of the net balance of these trust preferred securities qualified as tier 1 capital.

Results of operations for the three months ended March 31, 2015 versus March 31, 2014
Net Income. The Company recorded net income from continuing operations for the three months ended March 31, 2015 of $17.9 million, compared to $16.3 million for the same period in 2014. Net income attributable to the Company, which includes income from both continuing and discontinued operations, for the three months ended March 31, 2015 was $18.8 million, compared to $17.0 million for the same period in 2014.
The Company recognized diluted EPS from continuing operations for the three months ended March 31, 2015 of $0.19 per share, compared to $0.18 per share for the same period in 2014. Diluted EPS attributable to common shareholders, which includes both continuing and discontinued operations, for the three months ended March 31, 2015 was $0.21 per share, compared to $0.20 per share for the same periods in 2014.
Net income from continuing operations in both 2015 and 2014 was offset by charges that reduce income available to common shareholders. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 2: Earnings Per Share” for further detail on these charges to income available to common shareholders.
The following discussions are based on the Company’s continuing operations, unless otherwise stated.
The following table presents selected financial highlights:

	Three months ended March 31,		% Change
	2015	2014
	(In thousands)
Net interest income	$46,072	$44,522	3%
Fees and other income	41,345	32,733	26%
Total revenue	87,417	77,255	13%
Provision/ (credit) for loan losses	(2,500)	(1,200)	108%
Operating expense	63,427	54,968	15%
Income tax expense	8,572	7,138	20%
Net income from continuing operations	17,918	16,349	10%
Net income from discontinued operations	2,094	1,928	9%
Less: Net income attributable to noncontrolling interests	1,229	1,236	(1)%
Net income attributable to the Company	$18,783	$17,041	10%
Net interest income. Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference between the average rate earned on total interest-earning assets and the average rate paid on total interest-bearing liabilities. Net Interest Margin (“NIM”) is the amount of net interest income, on a fully taxable-equivalent (“FTE”) basis, expressed as a percentage of average interest-earning assets. The average rate earned on earning assets is the amount of annualized taxable equivalent interest income expressed as a percentage of average earning assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities. When credit quality declines and loans are placed on nonaccrual status, NIM can decrease because the same assets are earning less income. Loans graded as substandard but still accruing interest income totaled $46.0 million at March 31, 2015 and could be placed on nonaccrual status if their credit quality declines further.
Net interest income for the three months ended March 31, 2015 was $46.1 million, an increase of $1.6 million, or 3%, compared to the same period in 2014. The increase for the three months is due to interest recovered on previous nonaccrual loans, higher volume and yields on cash and investments, and lower average rates paid on the Company’s borrowings, partially offset by lower yields on loans and higher rates on deposits. The NIM was 3.00% for the three months ended March 31, 2015, a decrease of four basis points compared to the same period in 2014.
The following tables present the composition of the Company’s NIM on a FTE basis for the three months ended March 31, 2015 and 2014; however, the discussion following these tables reflects non-FTE data.

	Average Balance		Interest Income/Expense		Average Yield/Rate
	As of and for the three months ended March 31,
AVERAGE BALANCE SHEET:	2015	2014	2015	2014	2015	2014
AVERAGE ASSETS	(In thousands)
Interest-Earning Assets:
Cash and Investments: (1)
Taxable investment securities	$320,373	$254,407	$995	$636	1.24%	1.00%
Non-taxable investment securities (2)	230,251	224,054	1,571	1,391	2.73%	2.48%
Mortgage-backed securities	516,032	341,082	2,614	1,936	2.03%	2.27%
Federal funds sold and other	147,999	204,157	234	346	0.64%	0.68%
Total Cash and Investments	1,214,655	1,023,700	5,414	4,309	1.78%	1.68%
Loans: (3)
Commercial and Construction (2)	2,851,801	2,833,475	31,366	30,921	4.40%	4.37%
Residential	2,140,525	2,035,232	16,656	16,169	3.11%	3.18%
Home Equity and Other Consumer	277,967	245,596	1,953	1,805	2.85%	2.98%
Total Loans	5,270,293	5,114,303	49,975	48,895	3.80%	3.83%
Total Earning Assets	6,484,948	6,138,003	55,389	53,204	3.42%	3.47%
Less: Allowance for Loan Losses	77,039	77,228
Cash and due from Banks (non-interest bearing)	38,062	41,559
Other Assets	406,799	347,721
TOTAL AVERAGE ASSETS	$6,852,770	$6,450,055
AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
Savings and NOW	$599,695	$545,973	$103	$98	0.07%	0.07%
Money Market	2,812,827	2,490,836	2,596	1,845	0.37%	0.30%
Certificates of Deposits	604,404	624,547	1,193	1,273	0.80%	0.83%
Total Interest-Bearing Deposits	4,016,926	3,661,356	3,892	3,216	0.39%	0.36%
Junior Subordinated Debentures	106,363	106,363	956	955	3.59%	3.59%
FHLB Borrowings and Other	470,392	506,864	1,944	2,343	1.65%	1.85%
Total Interest-Bearing Liabilities	4,593,681	4,274,583	6,792	6,514	0.60%	0.61%
Noninterest Bearing Demand Deposits	1,422,202	1,422,928
Payables and Other Liabilities	102,255	91,863
Total Average Liabilities	6,118,138	5,789,374
Redeemable Noncontrolling Interests	22,748	20,132
Average Shareholders’ Equity	711,884	640,549
TOTAL AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY	$6,852,770	$6,450,055
Net Interest Income - on a FTE Basis			$48,597	$46,690
FTE Adjustment (2)			2,525	2,168
Net Interest Income (GAAP Basis)			$46,072	$44,522
Interest Rate Spread					2.82%	2.86%
Net Interest Margin					3.00%	3.04%
________________________

(1)	Investments classified as available for sale are shown in the average balance sheet at amortized cost.

(2)	Interest income on non-taxable investments and loans is presented on a FTE basis using statutory rates. The discussion following these tables reflects non-FTE data.

(3)	Includes loans held for sale and nonaccrual loans.

Interest and Dividend Income. Interest and dividend income for the three months ended March 31, 2015 was $52.9 million, an increase of $1.8 million, or 4%, compared to the same period in 2014. The increase for the three months was primarily due to interest recovered on previous nonaccrual loans, and higher volume and yields on cash and investments, partially offset by lower yields on loans and higher rates paid on deposits.
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
Interest income on commercial loans (including construction loans), on a non-FTE basis, for the three months ended March 31, 2015 was $29.4 million, an increase of $0.2 million, or 1%, compared to the same period in 2014, as a result of a 1% increase in the average balance and a 3 basis point increase in the average yield. The increase in the average balance for the three month period is related to the organic growth of the commercial loan portfolio at the Bank, as discussed above in “Loan Portfolio and Credit Quality.” The increase in the average yield for the three month period is primarily the result of three recoveries on previously charged-off loans in the first quarter of 2015.
Interest income on residential mortgage loans for the three months ended March 31, 2015 was $16.7 million, an increase of $0.5 million, or 3%, compared to the same period in 2014, as a result of a 5% increase in the average balance, partially offset by a 7 basis point decrease in the average yield. The decrease in the average yield for the three month period was primarily due to adjustable rate mortgage (“ARM”) loans repricing to lower rates, clients refinancing into lower rates and new loan originations at historically low rates. The increase in the average balances for the three month period was due to the organic growth of the residential loan portfolio at the Bank.
Interest income on home equity and other consumer loans for the three months ended March 31, 2015 was $2.0 million, an increase of $0.1 million, or 8%, compared to the same period in 2014, as a result of a 13% increase in the average balance, partially offset by a 13 basis point decrease in the average yield. The increase in average balance reflects higher client demand. The decrease in average yield is primarily due to lower market rates on consumer loans.
Investment income, on a non-FTE basis, for the three months ended March 31, 2015 was $4.9 million, an increase of $1.0 million, or 27%, compared to the same period in 2014, as a result of a 19% increase in the average balance, partially offset by a 10 basis point decrease in the average yield. The increase in the average balance is primarily due to timing and volume of deposit balances as compared to the level of loans outstanding. Investment decisions are made based on anticipated liquidity, loan demand, and asset-liability management considerations.
Interest expense. Interest expense on deposits and borrowings for the three months ended March 31, 2015 was $6.8 million, a decrease of $0.3 million, or 4%, compared to the same period in 2014.
Interest expense on interest-bearing deposits for the three months ended March 31, 2015 was $3.9 million, an increase of $0.7 million, or 21%, compared to the same period in 2014, as a result of a 10% increase in the average balance and a 3 basis point increase in the average rate paid.
Interest paid on borrowings for the three months ended March 31, 2015 was $2.9 million, a decrease of $0.4 million, or 12%, compared to the same period in 2014, as a result of a 20 basis point decrease in the average rate paid and a 7% decrease in the average balance of FHLB borrowings and other, while the average rate paid and average balance of junior subordinated debentures remained consistent with the same period in 2014. The decrease in the average rate paid is primarily due to the higher-rate FHLB borrowings maturing or being repaid.
Provision/ (credit) for loan losses. The provision/ (credit) for loan losses for the three months ended March 31, 2015 was a credit of $2.5 million, compared to a credit of $1.2 million for the same period in 2014. The credit to the provision is primarily due to net recoveries partially offset by an increase in criticized loans.
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

Fees and other income. Fees and other income for the three months ended March 31, 2015 was $41.3 million, an increase of $8.6 million, or 26%, compared to the same period in 2014. Factors affecting the increases in the three month period are the acquisition of Banyan, higher wealth advisory fees, and increases in other income.
Investment management fees for the three months ended March 31, 2015 was $11.7 million, an increase of $0.3 million, or 2%, compared to the same period in 2014. AUM at the Investment Managers was $10.7 billion at March 31, 2015, an increase of $0.2 billion, or 2%, compared to the same period in 2014. The increase is due to market appreciation, partially offset by net outflows of $0.3 billion. Investment management fees from the Investment Managers are typically calculated based on a percentage of AUM, and the majority of the first quarter 2015 investment management fee revenues were earned based upon beginning-of-period (December 31, 2014) AUM for the quarter. Changes in revenue generally lag behind changes in AUM.
Wealth advisory fee income for the three months ended March 31, 2015 was $12.7 million, an increase of $1.2 million, or 10%, compared to the same period in 2014. As of March 31, 2015, AUM managed or advised by the Wealth Advisors was $10.0 billion, an increase of $0.4 billion, or 4%, compared to March 31, 2014. The increase is due to market appreciation of $0.1 billion and flat net flows.
Wealth management and trust fee income for the three months ended March 31, 2015 was $13.6 million, an increase of $6.6 million, or 95%, compared to the same period in 2014. As of March 31, 2015, AUM managed by the Wealth Management and Trust segment was $9.3 billion, an increase of $4.7 billion, or 102%, compared to March 31, 2014. The increase is due to the fourth quarter 2014 acquisition of Banyan and market appreciation of $0.1 billion, partially offset by net outflows of $0.1 billion.
Gain on sale of loans for the three months ended March 31, 2015 was $0.3 million, an increase of $0.2 million compared to the same period in 2014. The gain on sale of loans originated for sale has been negatively impacted in 2014 and 2015 by the significant decline in volume of residential loan refinancing.
Other income for the three months ended March 31, 2015 was $1.1 million, an increase of $0.8 million compared to the same period in 2014. The increase is primarily due to a $0.4 million fair value adjustment to the contingent payment liability related to the acquisition of Banyan.
Operating Expense. Operating expense for the three months ended March 31, 2015 was $63.4 million, an increase of $8.5 million, or 15%, compared to the same period in 2014. The increase for the three months ended March 31, 2015 is primarily due to an increase in salaries and employee benefits, occupancy and equipment, and other expenses.
Salaries and employee benefits expense, the largest component of operating expense, for the three months ended March 31, 2015 was $42.1 million, an increase of $5.6 million, or 15%, compared to the same period in 2014. The three month increase is primarily due to the acquisition of Banyan and higher fixed compensation, particularly at the Bank.
Occupancy and equipment expense for the three months ended March 31, 2015 was $9.0 million, an increase of $1.2 million, or 16%, compared to the same period in 2014. The three month increase is primarily due to the acquisition of Banyan as well as increased occupancy expense in the Wealth Advisory segment.
Other expense for the three months ended March 31, 2015 was $3.8 million, an increase of $0.9 million, or 31%, compared to the same period in 2014. The three month increase is primarily due to increased insurance expenses, problem loan expenses, and employee travel.
Income Tax Expense. Income tax expense for continuing operations for the three months ended March 31, 2015 was $8.6 million. The effective tax rate for continuing operations for the three months ended March 31, 2015 was 32.4%, compared to an effective tax rate of 30.4% for the same period in 2014. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 9: Income Taxes” for further detail.

Recent Accounting Pronouncements
In January 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-04, Receivables - Troubled Debt Restructuring by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments to this update are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 and interim periods within annual periods beginning after December 15, 2015. The Company does not expect this ASU to have a material effect on its consolidated financial statements.
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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in the Interest Rate Sensitivity and Market Risk as described in Part II. Item 7A. “Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Sensitivity and Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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
The Company acquired Banyan Partners, LLC in October 2014 and it is now part of the newly-created Boston Private Wealth, LLC. Banyan Partners, LLC's internal control over financial reporting has been excluded from the Company's assessment of the effectiveness of the Company's internal control over financial reporting as of March 31, 2015. Boston Private Wealth, LLC's total assets of $76.5 million and total revenues of $11.2 million are included in the consolidated financial statements of the Company as of and for the three months ended March 31, 2015.
Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of March 31, 2015 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries, was made known to the certifying officers by others within the Company and its consolidated subsidiaries in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. On a quarterly basis, the Company evaluates the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.
(b) Change in internal controls over financial reporting.
There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. Other Information

Item 1.     Legal Proceedings
The Company is involved in various legal proceedings. In the opinion of management, final disposition of these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 1A.     Risk Factors
Before deciding to invest in us or deciding to maintain or increase your investment, you should carefully consider the risks described in Part I. Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC. There have been no material changes to these risk factors since the filing of that report.

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

/s/ CLAYTON G. DEUTSCH
May 7, 2015	Clayton G. Deutsch
Chief Executive Officer and President

/s/ DAVID J. KAYE
May 7, 2015	David J. Kaye
Executive Vice President, Chief Financial and Administrative Officer