Form 10-Q
period 2015-06-30
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2015-08-05
CIK 821127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 1, 2015:

Common Stock, Par Value $1.00 Per Share	83,574,270
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION, ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2015	December 31, 2014
	(In thousands, except share and per share data)
Assets:
Cash and cash equivalents	$63,099	$172,609
Investment securities available for sale (amortized cost of $992,118 and $826,858 at June 30, 2015 and December 31, 2014, respectively)	992,007	829,993
Investment securities held to maturity (fair value of $129,181 and $142,339 at June 30, 2015 and December 31, 2014, respectively)	128,258	140,727
Stock in Federal Home Loan Banks	35,668	32,281
Loans held for sale	19,512	7,099
Total loans	5,463,250	5,269,936
Less: Allowance for loan losses	78,251	75,838
Net loans	5,384,999	5,194,098
Other real estate owned (“OREO”)	929	929
Premises and equipment, net	31,337	32,199
Goodwill	152,082	152,082
Intangible assets, net	36,461	39,718
Fees receivable	12,486	12,517
Accrued interest receivable	16,383	16,071
Deferred income taxes, net	47,388	47,576
Other assets	125,330	119,975
Total assets	$7,045,939	$6,797,874
Liabilities:
Deposits	$5,429,028	$5,453,879
Securities sold under agreements to repurchase	26,660	30,496
Federal funds purchased	100,000	—
Federal Home Loan Bank borrowings	541,529	370,150
Junior subordinated debentures	106,363	106,363
Other liabilities	95,074	112,170
Total liabilities	6,298,654	6,073,058
Redeemable Noncontrolling Interests	19,200	20,905
Shareholders’ Equity:
Preferred stock, $1.00 par value; authorized: 2,000,000 shares; Series D, 6.95% Non-Cumulative Perpetual, issued and outstanding: 50,000 shares at June 30, 2015 and December 31, 2014; liquidation preference: $1,000 per share	47,753	47,753
Common stock, $1.00 par value; authorized: 170,000,000 shares; issued and outstanding: 83,539,785 shares at June 30, 2015 and 82,961,855 shares at December 31, 2014	83,540	82,962
Additional paid-in capital	597,424	610,903
Accumulated deficit	(1,003)	(37,396)
Accumulated other comprehensive income/ (loss)	(2,525)	(697)
Total Company’s shareholders’ equity	725,189	703,525
Noncontrolling interests	2,896	386
Total shareholders’ equity	728,085	703,911
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$7,045,939	$6,797,874
See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$46,663	$49,396	$94,663	$96,610
Taxable investment securities	1,075	730	2,070	1,366
Non-taxable investment securities	1,125	914	2,146	1,818
Mortgage-backed securities	2,775	1,689	5,389	3,625
Federal funds sold and other	282	253	516	599
Total interest and dividend income	51,920	52,982	104,784	104,018
Interest expense:
Deposits	3,822	3,375	7,714	6,591
Federal Home Loan Bank borrowings	2,017	2,359	3,948	4,685
Junior subordinated debentures	967	965	1,923	1,920
Repurchase agreements and other short-term borrowings	29	15	42	32
Total interest expense	6,835	6,714	13,627	13,228
Net interest income	45,085	46,268	91,157	90,790
Provision/ (credit) for loan losses	—	(5,000)	(2,500)	(6,200)
Net interest income after provision/ (credit) for loan losses	45,085	51,268	93,657	96,990
Fees and other income:
Investment management fees	11,731	11,754	23,445	23,215
Wealth advisory fees	12,678	11,979	25,353	23,452
Wealth management and trust fees	13,545	7,043	27,103	14,004
Other banking fee income	2,031	1,677	3,941	3,357
Gain on sale of loans, net	362	1,694	665	1,783
Gain on sale of investments, net	8	—	16	1
Gain/ (loss) on OREO, net	—	19	89	838
Other	2,305	208	3,393	457
Total fees and other income	42,660	34,374	84,005	67,107
Operating expense:
Salaries and employee benefits	39,816	34,338	81,943	70,912
Occupancy and equipment	9,095	7,349	18,130	15,146
Professional services	3,214	3,526	6,235	6,369
Marketing and business development	1,706	2,730	3,054	4,156
Contract services and data processing	1,495	1,447	2,932	2,885
Amortization of intangibles	1,655	1,045	3,257	2,098
FDIC insurance	963	854	1,974	1,750
Restructuring	220	—	220	—
Other	4,254	3,113	8,100	6,054
Total operating expense	62,418	54,402	125,845	109,370
Income before income taxes	25,327	31,240	51,817	54,727
Income tax expense	8,000	10,333	16,572	17,471
Net income from continuing operations	17,327	20,907	35,245	37,256
Net income from discontinued operations	1,546	1,450	3,640	3,378
Net income before attribution to noncontrolling interests	18,873	22,357	38,885	40,634
(Continued)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands, except share and per share data)
Less: Net income attributable to noncontrolling interests	1,263	1,025	2,492	2,261
Net income attributable to the Company	$17,610	$21,332	$36,393	$38,373
Adjustments to net income attributable to the Company to arrive at net income attributable to common shareholders	$(1,097)	$(1,327)	$(2,161)	$(2,511)
Net income attributable to common shareholders for earnings per share calculation	$16,513	$20,005	$34,232	$35,862
Basic earnings per share attributable to common shareholders:
From continuing operations:	$0.18	$0.24	$0.38	$0.42
From discontinued operations:	$0.02	$0.02	$0.04	$0.04
Total attributable to common shareholders:	$0.20	$0.26	$0.42	$0.46
Weighted average basic common shares outstanding	80,778,562	78,438,636	80,647,191	78,292,721
Diluted earnings per share attributable to common shareholders:
From continuing operations:	$0.18	$0.23	$0.37	$0.41
From discontinued operations:	$0.02	$0.02	$0.04	$0.04
Total attributable to common shareholders:	$0.20	$0.25	$0.41	$0.45
Weighted average diluted common shares outstanding	83,038,481	80,298,425	82,828,829	80,158,842

 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net income attributable to the Company	$17,610	$21,332	$36,393	$38,373
Other comprehensive income/ (loss), net of tax:
Unrealized gain/ (loss) on securities available for sale	(4,317)	2,226	(1,986)	3,351
Reclassification adjustment for net realized gain/ (loss) included in net income	4	—	9	1
Net unrealized gain/ (loss) on securities available for sale	(4,321)	2,226	(1,995)	3,350
Unrealized gain/ (loss) on cash flow hedges	83	(885)	(1,017)	(1,472)
Reclassification adjustment for net realized gain/ (loss) included in net income	(593)	(422)	(1,184)	(777)
Net unrealized gain/ (loss) on cash flow hedges	676	(463)	167	(695)
Net unrealized gain/ (loss) on other	—	—	—	—
Other comprehensive income/ (loss), net of tax	(3,645)	1,763	(1,828)	2,655
Total comprehensive income attributable to the Company, net	$13,965	$23,095	$34,565	$41,028
 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/ (Loss)	Non- controlling Interests	Total
	(In thousands, except share data)
Balance, December 31, 2013	$47,753	$79,838	$616,334	$(106,211)	$(4,197)	$171	$633,688
Net income attributable to the Company	—	—	—	38,373	—	—	38,373
Other comprehensive income/ (loss), net	—	—	—	—	2,655	—	2,655
Dividends paid to common shareholders: $0.16 per share	—	—	(12,786)	—	—	—	(12,786)
Dividends paid to preferred shareholders	—	—	(1,738)	—	—	—	(1,738)
Net change in noncontrolling interests	—	—	—	—	—	61	61
Net proceeds from issuance of:
61,440 shares of common stock	—	61	514	—	—	—	575
450,960 shares of incentive stock grants, net of 63,804 shares canceled or forfeited and 73,230 shares withheld for employee taxes	—	314	(1,239)	—	—	—	(925)
Amortization of stock compensation and employee stock purchase plan	—	—	2,578	—	—	—	2,578
Stock options exercised	—	181	1,238	—	—	—	1,419
Tax benefit/ (deficiency) from certain stock compensation awards	—	—	585	—	—	—	585
Other equity adjustments	—	—	(1,834)	—	—	—	(1,834)
Balance, June 30, 2014	$47,753	$80,394	$603,652	$(67,838)	$(1,542)	$232	$662,651

Balance, December 31, 2014	$47,753	$82,962	$610,903	$(37,396)	$(697)	$386	$703,911
Net income attributable to the Company	—	—	—	36,393	—	—	36,393
Other comprehensive income/ (loss), net	—	—	—	—	(1,828)	—	(1,828)
Dividends paid to common shareholders: $0.18 per share	—	—	(14,882)	—	—	—	(14,882)
Dividends paid to preferred shareholders	—	—	(1,738)	—	—	—	(1,738)
Net change in noncontrolling interests	—	—	—	—	—	2,510	2,510
Net proceeds from issuance of:
59,315 shares of common stock	—	59	620	—	—	—	679
622,523 shares of incentive stock grants, net of 132,067 shares canceled or forfeited and 100,148 shares withheld for employee taxes	—	390	(1,638)	—	—	—	(1,248)
Amortization of stock compensation and employee stock purchase plan	—	—	4,399	—	—	—	4,399
Stock options exercised	—	129	896	—	—	—	1,025
Tax benefit/ (deficiency) from certain stock compensation awards	—	—	95	—	—	—	95
Other equity adjustments	—	—	(1,231)	—	—	—	(1,231)
Balance, June 30, 2015	$47,753	$83,540	$597,424	$(1,003)	$(2,525)	$2,896	$728,085

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income attributable to the Company	$36,393	$38,373
Adjustments to arrive at net income from continuing operations
Net income attributable to noncontrolling interests	2,492	2,261
Less: Net income from discontinued operations	(3,640)	(3,378)
Net income from continuing operations	35,245	37,256
Adjustments to reconcile net income from continuing operations to net cash provided by/ (used in) operating activities:
Depreciation and amortization	11,391	9,193
Net income attributable to noncontrolling interests	(2,492)	(2,261)
Equity issued as compensation	4,399	2,578
Provision/ (credit) for loan losses	(2,500)	(6,200)
Loans originated for sale	(89,008)	(22,033)
Proceeds from sale of loans held for sale	77,260	25,497
Deferred income tax expense/ (benefit)	1,300	2,684
Net decrease/ (increase) in other operating activities	(20,254)	(8,588)
Net cash provided by/ (used in) operating activities of continuing operations	15,341	38,126
Net cash provided by/ (used in) operating activities of discontinued operations	3,640	3,378
Net cash provided by/ (used in) operating activities	18,981	41,504
Cash flows from investing activities:
Investment securities available for sale:
Purchases	(274,333)	(118,323)
Sales	5,835	5,331
Maturities, redemptions, and principal payments	99,747	123,802
Investment securities held to maturity:
Purchases	—	(34,936)
Principal payments	12,061	8,155
(Investments)/ distributions in trusts, net	(365)	(300)
(Purchase)/ redemption of Federal Home Loan Banks stock	(3,387)	3,336
Net (increase)/ decrease in portfolio loans	(194,290)	(52,185)
Proceeds from recoveries of loans previously charged-off	5,025	5,320
Proceeds from sale of OREO	—	838
Proceeds from sale of portfolio loans	—	58,568
Capital expenditures, net of sale proceeds	(2,489)	(2,520)
Cash used in other investing activities	—	(1,601)
Net cash provided by/ (used in) investing activities of continuing operations	(352,196)	(4,515)
Net cash provided by/ (used in) investing activities	(352,196)	(4,515)
(Continued)

	Six months ended June 30,
	2015	2014
	(In thousands)
Cash flows from financing activities:
Net increase/ (decrease) in deposits	(24,851)	(158,518)
Net increase/ (decrease) in securities sold under agreements to repurchase	(3,836)	34,981
Net increase/ (decrease) in federal funds purchased	100,000	—
Net increase/ (decrease) in short-term Federal Home Loan Bank borrowings	120,000	40,000
Advances of long-term Federal Home Loan Bank borrowings	67,636	20,000
Repayments of long-term Federal Home Loan Bank borrowings	(16,257)	(10,675)
Dividends paid to common shareholders	(14,882)	(12,786)
Dividends paid to preferred shareholders	(1,738)	(1,738)
Tax benefit/ (deficiency) from certain stock compensation awards	95	585
Proceeds from stock option exercises	1,025	1,419
Proceeds from issuance of common stock, net	(569)	(350)
Distributions paid to noncontrolling interests	(2,405)	(2,162)
Other equity adjustments	(513)	(445)
Net cash provided by/ (used in) financing activities of continuing operations	223,705	(89,689)
Net cash provided by/ (used in) financing activities	223,705	(89,689)
Net increase/ (decrease) in cash and cash equivalents	(109,510)	(52,700)
Cash and cash equivalents at beginning of year	172,609	191,881
Cash and cash equivalents at end of period	$63,099	$139,181
Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$13,627	$15,980
Cash paid for income taxes, net of (refunds received)	23,038	19,368
Change in unrealized gain/ (loss) on securities available for sale, net of tax	(1,995)	3,350
Change in unrealized gain/ (loss) on cash flow hedges, net of tax	167	(695)
Change in unrealized gain/ (loss) on other, net of tax	—	—
Non-cash transactions:
Loans transferred into/ (out of) held for sale from/ (to) portfolio	—	56,967
Loans charged-off	(112)	(944)

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
The Wealth Management and Trust segment is comprised of the trust operations of Boston Private Bank and the operations of Boston Private Wealth, LLC (“BP Wealth”). BP Wealth was formed in the first quarter of 2015 and combines Boston Private Bank's existing wealth management business and the business of Banyan Partners, LLC (“Banyan”), which Boston Private Bank purchased in the fourth quarter of 2014. The segment offers investment management, wealth management, family office, and trust services to individuals, families, and institutions. The Wealth Management and Trust segment operates in New England; South Florida; Texas; California; Atlanta, Georgia; and Madison, Wisconsin. For comparative purposes, the Wealth Management and Trust data that was previously included within the Private Banking segment has been reclassified into the Wealth Management and Trust segment.
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

2.    Earnings Per Share
The two class method of calculating earnings per share (“EPS”) is presented below for the three and six months ended June 30, 2015 and 2014. The following tables present the computations of basic and diluted EPS:

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
(In thousands, except share and per share data)
Basic earnings per share - Numerator:
Net income from continuing operations	$17,327	$20,907	$35,245	$37,256
Less: Net income attributable to noncontrolling interests	1,263	1,025	2,492	2,261
Net income from continuing operations attributable to the Company	16,064	19,882	32,753	34,995
Decrease/ (increase) in noncontrolling interests’ redemption values (1)	(157)	(253)	(251)	(369)
Dividends on participating securities	(907)	(942)	(1,818)	(1,887)
Total adjustments to income attributable to common shareholders	(1,064)	(1,195)	(2,069)	(2,256)
Net income from continuing operations attributable to common shareholders, before allocation to participating securities	15,000	18,687	30,684	32,739
Less: Amount allocated to participating securities	(28)	(118)	(75)	(218)
Net income from continuing operations attributable to common shareholders, after allocation to participating securities	$14,972	$18,569	$30,609	$32,521
Net income from discontinued operations, before allocation to participating securities	$1,546	$1,450	$3,640	$3,378
Less: Amount allocated to participating securities	(5)	(14)	(17)	(37)
Net income from discontinued operations, after allocation to participating securities	$1,541	$1,436	$3,623	$3,341
Net income attributable to common shareholders, before allocation to participating securities	$16,546	$20,137	$34,324	$36,117
Less: Amount allocated to participating securities	(33)	(132)	(92)	(255)
Net income attributable to common shareholders, after allocation to participating securities	$16,513	$20,005	$34,232	$35,862

Basic earnings per share - Denominator:
Weighted average basic common shares outstanding	80,778,562	78,438,636	80,647,191	78,292,721
Per share data - Basic earnings per share from:
Continuing operations	$0.18	$0.24	$0.38	$0.42
Discontinued operations	$0.02	$0.02	$0.04	$0.04
Total attributable to common shareholders	$0.20	$0.26	$0.42	$0.46

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
(In thousands, except share and per share data)
Diluted earnings per share - Numerator:
Net income from continuing operations attributable to common shareholders, after allocation to participating securities	$14,972	$18,569	$30,609	$32,521
Add back: income allocated to dilutive securities	—	—	—	—
Net income from continuing operations attributable to common shareholders, after allocation to participating securities, after assumed dilution	14,972	18,569	30,609	32,521
Net income from discontinued operations, after allocation to participating securities	1,541	1,436	3,623	3,341
Net income attributable to common shareholders, after allocation to participating securities, after assumed dilution	$16,513	$20,005	$34,232	$35,862
Diluted earnings per share - Denominator:
Weighted average basic common shares outstanding	80,778,562	78,438,636	80,647,191	78,292,721
Dilutive effect of:
Stock options and non-participating performance-based and certain time-based restricted stock (2)	1,009,576	685,683	967,330	693,420
Warrants to purchase common stock (2)	1,250,343	1,174,106	1,214,308	1,172,701
Dilutive common shares	2,259,919	1,859,789	2,181,638	1,866,121
Weighted average diluted common shares outstanding (2)	83,038,481	80,298,425	82,828,829	80,158,842
Per share data - Diluted earnings per share from:
Continuing operations	$0.18	$0.23	$0.37	$0.41
Discontinued operations	$0.02	$0.02	$0.04	$0.04
Total attributable to common shareholders	$0.20	$0.25	$0.41	$0.45
Dividends per share declared and paid on common stock	$0.09	$0.08	$0.18	$0.16
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

(2)
The diluted EPS computations for the three and six months ended June 30, 2015 and 2014 do not assume the conversion, exercise, or contingent issuance of the following shares for the following periods because the result would have been anti-dilutive for the periods indicated. As a result of the anti-dilution, the potential common shares excluded from the diluted EPS computation are as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2015	2014	2015	2014
Shares excluded due to exercise price exceeding the average market price of common shares during the period (total outstanding):
Potential common shares from:
Stock options, restricted stock, or other dilutive securities	538	780	585	865
Total shares excluded due to exercise price exceeding the average market price of common shares during the period	538	780	585	865

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
Reconciliation of Reportable Segment Items
The following tables present a reconciliation of the revenues, profits, assets, and other significant items of reportable segments as of and for the three and six months ended June 30, 2015 and 2014. Interest expense on junior subordinated debentures is reported at the Holding Company.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Private Banking	(In thousands)
Net interest income	$46,017	$47,236	$93,007	$92,641
Fees and other income	3,437	3,472	6,221	6,182
Total revenues	49,454	50,708	99,228	98,823
Provision/ (credit) for loan losses	—	(5,000)	(2,500)	(6,200)
Operating expense	28,281	27,860	57,086	55,894
Income before income taxes	21,173	27,848	44,642	49,129
Income tax expense	6,848	9,703	14,616	16,815
Net income from continuing operations	14,325	18,145	30,026	32,314
Net income attributable to the Company	$14,325	$18,145	$30,026	$32,314

Assets	$6,860,288	$6,198,778	$6,860,288	$6,198,778
Amortization of intangibles	$45	$60	$91	$127
Depreciation	$1,159	$1,322	$2,364	$2,730

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended June 30,		Six months ended June 30,
	2015	2014 (1)	2015	2014 (1)
Wealth Management and Trust	(In thousands)
Fees and other income	$14,647	$7,043	$28,604	$14,004
Total revenues	14,647	7,043	28,604	14,004
Operating expense	12,777	5,310	25,108	10,920
Income before income taxes	1,870	1,733	3,496	3,084
Income tax expense	806	723	1,500	1,290
Net income from continuing operations	1,064	1,010	1,996	1,794
Net income attributable to the Company	$1,064	$1,010	$1,996	$1,794

Assets	$78,480	$4,658	$78,480	$4,658
AUM	$9,028,000	$4,716,000	$9,028,000	$4,716,000
Amortization of intangibles	$624	$—	$1,195	$—
Depreciation	$194	$21	$381	$43

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Investment Management	(In thousands)
Net interest income	$5	$5	$11	$11
Fees and other income	11,739	11,754	23,461	23,216
Total revenues	11,744	11,759	23,472	23,227
Operating expense	8,544	9,102	17,230	17,436
Income before income taxes	3,200	2,657	6,242	5,791
Income tax expense	1,040	877	2,042	1,924
Net income from continuing operations	2,160	1,780	4,200	3,867
Noncontrolling interests	620	540	1,257	1,175
Net income attributable to the Company	$1,540	$1,240	$2,943	$2,692

Assets	$100,029	$101,626	$100,029	$101,626
AUM	$10,695,000	$10,917,000	$10,695,000	$10,917,000
Amortization of intangibles	$739	$739	$1,478	$1,478
Depreciation	$70	$63	$140	$122

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Wealth Advisory	(In thousands)
Net interest income	$2	$(32)	$4	$4
Fees and other income	12,708	12,040	25,415	23,504
Total revenues	12,710	12,008	25,419	23,508
Operating expense	8,720	8,124	17,852	15,907
Income before income taxes	3,990	3,884	7,567	7,601
Income tax expense	1,483	1,509	2,804	2,901
Net income from continuing operations	2,507	2,375	4,763	4,700
Noncontrolling interests	643	486	1,231	1,045
Net income attributable to the Company	$1,864	$1,889	$3,532	$3,655

Assets	$76,847	$74,203	$76,847	$74,203
AUM	$9,941,000	$9,760,000	$9,941,000	$9,760,000
Amortization of intangibles	$247	$246	$493	$493
Depreciation	$216	$82	$427	$154

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Holding Company and Eliminations	(In thousands)
Net interest income	$(939)	$(941)	$(1,865)	$(1,866)
Fees and other income	129	65	304	201
Total revenues	(810)	(876)	(1,561)	(1,665)
Operating expense	4,096	4,006	8,569	9,213
Income/ (loss) before income taxes	(4,906)	(4,882)	(10,130)	(10,878)
Income tax expense/(benefit)	(2,177)	(2,479)	(4,390)	(5,459)
Net income/(loss) from continuing operations	(2,729)	(2,403)	(5,740)	(5,419)
Noncontrolling interests	—	(1)	4	41
Discontinued operations	1,546	1,450	3,640	3,378
Net income/(loss) attributable to the Company	$(1,183)	$(952)	$(2,104)	$(2,082)

Assets	$(69,705)	$9,558	$(69,705)	$9,558
AUM	$(22,000)	$(23,000)	$(22,000)	$(23,000)
Depreciation	$13	$31	$44	$141

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Total Company	(In thousands)
Net interest income	$45,085	$46,268	$91,157	$90,790
Fees and other income	42,660	34,374	84,005	67,107
Total revenues	87,745	80,642	175,162	157,897
Provision/ (credit) for loan losses	—	(5,000)	(2,500)	(6,200)
Operating expense	62,418	54,402	125,845	109,370
Income before income taxes	25,327	31,240	51,817	54,727
Income tax expense	8,000	10,333	16,572	17,471
Net income from continuing operations	17,327	20,907	35,245	37,256
Noncontrolling interests	1,263	1,025	2,492	2,261
Discontinued operations	1,546	1,450	3,640	3,378
Net income attributable to the Company	$17,610	$21,332	$36,393	$38,373

Assets	$7,045,939	$6,388,823	$7,045,939	$6,388,823
AUM	$29,642,000	$25,370,000	$29,642,000	$25,370,000
Amortization of intangibles	$1,655	$1,045	$3,257	$2,098
Depreciation	$1,652	$1,519	$3,356	$3,190
____________
(1)    Financial data for the Wealth Management and Trust segment includes the trust and wealth management operations of Boston Private Bank only prior to the October 2, 2014 acquisition of Banyan.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

4.    Investments
The following table presents a summary of investment securities:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
As of June 30, 2015
Available for sale securities at fair value:
U.S. government and agencies	$21,600	$145	$(45)	$21,700
Government-sponsored entities	294,192	1,921	(136)	295,977
Municipal bonds	254,444	2,431	(1,261)	255,614
Mortgage-backed securities (1)	404,778	1,762	(5,228)	401,312
Other	17,104	322	(22)	17,404
Total	$992,118	$6,581	$(6,692)	$992,007

Held to maturity securities at amortized cost:
Mortgage-backed securities (1)	$128,258	$1,112	$(189)	$129,181
Total	$128,258	$1,112	$(189)	$129,181

As of December 31, 2014
Available for sale securities at fair value:
U.S. government and agencies	$16,894	$32	$(44)	$16,882
Government-sponsored entities	273,538	983	(268)	274,253
Municipal bonds	232,415	3,268	(435)	235,248
Mortgage-backed securities (1)	284,403	2,191	(2,890)	283,704
Other	19,608	309	(11)	19,906
Total	$826,858	$6,783	$(3,648)	$829,993

Held to maturity securities at amortized cost:
Mortgage-backed securities (1)	$140,727	$1,638	$(26)	$142,339
Total	$140,727	$1,638	$(26)	$142,339
___________________

(1)	All mortgage-backed securities are guaranteed by U.S. government agencies or Government-sponsored entities.
The following table presents the maturities of investment securities available for sale, based on contractual maturity, as of June 30, 2015. Certain securities are callable before their final maturity. Additionally, certain securities (such as mortgage-backed securities) are shown within the table below based on their final (contractual) maturity, but due to prepayments and amortization are expected to have shorter lives.

	Available for Sale Securities
	Amortized cost	Fair value
	(In thousands)
Within one year	$78,917	$79,375
After one, but within five years	379,714	382,006
After five, but within ten years	73,365	74,133
Greater than ten years	460,122	456,493
Total	$992,118	$992,007

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the maturities of investment securities held to maturity, based on contractual maturity, as of June 30, 2015.

	Held to Maturity Securities
	Amortized cost	Fair value
	(In thousands)
Within one year	$—	$—
After one, but within five years	—	—
After five, but within ten years	—	—
Greater than ten years	128,258	129,181
Total	$128,258	$129,181
The following table presents the proceeds from sales, gross realized gains and gross realized losses for securities available for sale that were sold during the following periods:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Proceeds from sales	$820	$3	$5,835	$5,331
Realized gains	8	—	16	1
Realized losses	—	—	—	—
The following table presents information regarding securities as of June 30, 2015 having temporary impairment, due to the fair values having declined below the amortized cost of the individual securities, and the time period that the investments have been temporarily impaired.

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	# of securities
Available for sale securities	(In thousands)
U.S. government and agencies	$5,663	$(17)	$588	$(28)	$6,251	$(45)	3
Government-sponsored entities	32,923	(94)	29,083	(42)	62,006	(136)	5
Municipal bonds	100,220	(1,195)	3,660	(66)	103,880	(1,261)	59
Mortgage-backed securities	248,767	(3,118)	76,819	(2,110)	325,586	(5,228)	55
Other	85	(4)	36	(18)	121	(22)	13
Total	$387,658	$(4,428)	$110,186	$(2,264)	$497,844	$(6,692)	135

Held to maturity securities
Mortgage-backed securities	$19,722	$(189)	$—	$—	$19,722	$(189)	2
Total	$19,722	$(189)	$—	$—	$19,722	$(189)	2
The U.S. government and agencies securities, government-sponsored entities securities and mortgage-backed securities in the table above as of June 30, 2015 had Standard and Poor’s credit ratings of AA+. The municipal bonds in the table above had Standard and Poor’s credit ratings of at least AA-.  Two of the U.S. government and agencies securities and two of the municipal bonds in the table above were not rated by Standard and Poor’s or Moody’s. The other securities consisted of equity securities.
As of June 30, 2015, the amount of investment securities in an unrealized loss position greater than 12 months, as well as in total, was primarily due to movements in interest rates. The Company has no intent to sell any securities in an unrealized loss position as of June 30, 2015 and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized loss amounts.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

Cost method investments, which are included in other assets, can be temporarily impaired when the fair values decline below the amortized costs of the individual investments. There were no cost method investments with unrealized losses as of June 30, 2015 or December 31, 2014. The Company’s cost method investments primarily include low income housing partnerships which generate tax credits. The Company also holds partnership interests in venture capital funds formed to provide financing to small businesses and to promote community development. The Company had $24.4 million and $27.0 million in cost method investments included in other assets as of June 30, 2015 and December 31, 2014, respectively.

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
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of June 30, 2015	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available for sale securities:
U.S. government and agencies	$21,700	$20,394	$1,306	$—
Government-sponsored entities	295,977	—	295,977	—
Municipal bonds	255,614	—	255,614	—
Mortgage-backed securities	401,312	—	401,312	—
Other	17,404	17,404	—	—
Total available for sale securities	992,007	37,798	954,209	—
Derivatives - interest rate customer swaps	5,281	—	5,281	—
Other investments	5,802	5,802	—	—
Liabilities:
Derivatives - interest rate customer swaps	$5,092	$—	$5,092	$—
Derivatives - interest rate swaps	2,088	—	2,088	—
Derivatives - junior subordinated debenture interest rate swap	922	—	922	—
Derivatives - risk participation agreement	9	—	9	—
Other liabilities	5,802	5,802	—	—

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

		Fair value measurements at reporting date using:
	As of December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available for sale securities:
U.S. government and agencies	$16,882	$15,377	$1,505	$—
Government-sponsored entities	274,253	—	274,253	—
Municipal bonds	235,248	—	235,248	—
Mortgage-backed securities	283,704	—	283,704	—
Other	19,906	19,906	—	—
Total available for sale securities	829,993	35,283	794,710	—
Derivatives - interest rate customer swaps	5,323	—	5,323	—
Derivatives - interest rate swaps	34	—	34	—
Other investments	5,437	5,437	—	—
Liabilities:
Derivatives - interest rate customer swaps	$5,434	$—	$5,434	$—
Derivatives - interest rate swaps	1,584	—	1,584	—
Derivatives - junior subordinated debenture interest rate swap	1,768	—	1,768	—
As of June 30, 2015 and December 31, 2014, available for sale securities consisted primarily of U.S. government and agencies securities, government-sponsored entities securities, municipal bonds, mortgage-backed securities, and other available for sale securities. The equities (which are categorized as other available for sale securities) are valued with prices quoted in active markets. Three U.S. Treasury securities at June 30, 2015 and two U.S. Treasury securities at December 31, 2014, are valued with prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement. The government-sponsored entities securities, municipal bonds, mortgage-backed securities, and certain investments in Small Business Administration (“SBA”) loans (which are categorized as U.S. government and agencies securities) generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets. Therefore, they have been categorized as a Level 2 measurement. No investments held at June 30, 2015 or December 31, 2014 were categorized as Level 3.
The Company uses interest rate customer swaps, interest rate swaps, risk participation agreements, and a junior subordinated debenture interest rate swap to manage its interest rate risk, and customer foreign exchange forward contracts to manage its foreign exchange risk, if any. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, they have been categorized as a Level 2 measurement as of June 30, 2015 and December 31, 2014. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements-Note 8: Derivatives and Hedging Activities” for further details.
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
The Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy as of June 30, 2015 and December 31, 2014.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The other investments and other liabilities, which are not considered available for sale investments, consist of deferred compensation trusts and related liabilities, which consist of publicly traded mutual fund investments that are valued at prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement as of June 30, 2015 and December 31, 2014.
There were no Level 3 assets at June 30, 2015 or December 31, 2014.
The following tables present the Company’s assets and liabilities measured at fair value on a non-recurring basis during the periods ended June 30, 2015 and 2014, respectively, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of June 30, 2015	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended June 30, 2015	Six months ended June 30, 2015
	(In thousands)
Assets:
Impaired loans (1)	$1,448	$—	$—	$1,448	$—	$—
___________________

(1)	Collateral-dependent impaired loans held at June 30, 2015 that had write-downs in fair value or whose specific reserve changed during the first six months of 2015.

	As of June 30, 2014	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended June 30, 2014	Six months ended June 30, 2014
	(In thousands)
Assets:
Impaired loans (1)	$4,052	$—	$—	$4,052	$(500)	$(500)
________________

(1)	Collateral-dependent impaired loans held at June 30, 2014 that had write-downs in fair value or whose specific reserve changed during the first six months of 2014.
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	As of June 30, 2015
	Fair Value	Valuation technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$1,448	Appraisals of Collateral	Discount for costs to sell	11% - 13%	12%
			Appraisal adjustments	0% - 15%	7%

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of June 30, 2014
	Fair Value	Valuation technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$4,052	Appraisals of Collateral	Discount for costs to sell	8% - 12%	9%
			Appraisal adjustments	10% - 25%	13%
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
The following tables present the carrying values and fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis (other than certain loans, as noted below):

	As of June 30, 2015
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$63,099	$63,099	$63,099	$—	$—
Investment securities held to maturity	128,258	129,181	—	129,181	—
Loans, net	5,384,999	5,405,937	—	—	5,405,937
Loans held for sale	19,512	19,602	—	19,602	—
Other financial assets	118,966	118,966	—	118,966	—
FINANCIAL LIABILITIES:
Deposits	5,429,028	5,431,386	—	5,431,386	—
Securities sold under agreements to repurchase	26,660	26,660	—	26,660	—
Federal Funds purchased	100,000	100,000	—	100,000	—
Federal Home Loan Bank borrowings	541,529	547,889	—	547,889	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	1,929	1,929	—	1,929	—

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of December 31, 2014
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$172,609	$172,609	$172,609	$—	$—
Investment securities held to maturity	140,727	142,339	—	142,339	—
Loans, net	5,194,098	5,130,843	—	—	5,130,843
Loans held for sale	7,099	7,239	—	7,239	—
Other financial assets	114,686	114,686	—	114,686	—
FINANCIAL LIABILITIES:
Deposits	5,453,879	5,457,117	—	5,457,117	—
Securities sold under agreements to repurchase	30,496	30,493	—	30,493	—
Federal Home Loan Bank borrowings	370,150	376,320	—	376,320	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	7,357	7,357	—	7,357	—
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
Other financial liabilities
Other financial liabilities consist of accrued interest payable for which the carrying amount approximates fair value and are classified as Level 2.
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
Total loans include deferred loan fees/ (costs), net, of ($5.6) million and ($5.4) million as of June 30, 2015 and December 31, 2014, respectively.
The following table presents a summary of the loan portfolio based on the portfolio segment as of the dates indicated:

	June 30, 2015	December 31, 2014
	(In thousands)
Commercial and industrial	$1,002,412	$953,085
Commercial real estate	1,827,415	1,788,403
Construction and land	160,926	125,349
Residential	2,175,508	2,132,095
Home equity	120,465	114,859
Consumer and other	176,524	156,145
Total Loans	$5,463,250	$5,269,936

The following table presents nonaccrual loans receivable by class of receivable as of the dates indicated:

	June 30, 2015	December 31, 2014
	(In thousands)
Commercial and industrial	$1,605	$2,129
Commercial real estate	13,336	18,485
Construction and land	3,415	11,422
Residential	9,256	9,713
Home equity	1,217	1,320
Consumer and other	1,062	1,113
Total	$29,891	$44,182
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, although infrequent, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans 90 days or more past due, but still accruing, as of both June 30, 2015 and December 31, 2014. The Bank’s policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six consecutive months). For troubled debt restructured loans (“TDRs”), a return to accrual status generally requires timely payments for a period of six months in accordance with the restructured loan terms, along with meeting other criteria.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables show the payment status of loans by class of receivable as of the dates indicated:

	June 30, 2015
	Accruing Past Due				Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Accruing Past Due	Current Payment Status	30-89 Days Past Due	90 Days or Greater Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$575	$1,610	$—	$2,185	$1,075	$—	$530	$1,605	$998,622	$1,002,412
Commercial real estate	1,536	—	—	1,536	9,739	360	3,237	13,336	1,812,543	1,827,415
Construction and land	—	—	—	—	247	65	3,103	3,415	157,511	160,926
Residential	—	344	—	344	3,787	141	5,328	9,256	2,165,908	2,175,508
Home equity	—	—	—	—	220	—	997	1,217	119,248	120,465
Consumer and other	271	3	—	274	1,029	32	1	1,062	175,188	176,524
Total	$2,382	$1,957	$—	$4,339	$16,097	$598	$13,196	$29,891	$5,429,020	$5,463,250

	December 31, 2014
	Accruing Past Due				Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Accruing Past Due	Current Payment Status	30-89 Days Past Due	90 Days or Greater Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$723	$—	$—	$723	$157	$—	$1,972	$2,129	$950,233	$953,085
Commercial real estate	167	71	—	238	14,235	684	3,566	18,485	1,769,680	1,788,403
Construction and land	—	—	—	—	8,245	86	3,091	11,422	113,927	125,349
Residential	3,878	1,913	—	5,791	2,770	1,704	5,239	9,713	2,116,591	2,132,095
Home equity	—	—	—	—	98	—	1,222	1,320	113,539	114,859
Consumer and other	208	—	—	208	1,041	9	63	1,113	154,824	156,145
Total	$4,976	$1,984	$—	$6,960	$26,546	$2,483	$15,153	$44,182	$5,218,794	$5,269,936
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
The following tables present the loan portfolio’s credit risk profile by internally assigned grade and class of receivable as of the dates indicated:

	June 30, 2015
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Substandard	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$963,325	$28,730	$8,752	$1,605	$1,002,412
Commercial real estate	1,741,798	34,578	37,703	13,336	1,827,415
Construction and land	138,884	13,127	5,500	3,415	160,926
Residential	2,158,568	—	7,684	9,256	2,175,508
Home equity	119,248	—	—	1,217	120,465
Consumer and other	173,485	—	1,977	1,062	176,524
Total	$5,295,308	$76,435	$61,616	$29,891	$5,463,250

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present, by class of receivable, the balance of impaired loans with and without a related allowance, the associated allowance for those impaired loans with a related allowance, and the total unpaid principal on impaired loans:

	As of and for the three and six months ended June 30, 2015
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	QTD Average Recorded Investment	YTD Average Recorded Investment	QTD Interest Income Recognized while Impaired	YTD Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$1,479	$1,537	n/a	$509	$1,152	$1	$808
Commercial real estate	18,050	25,881	n/a	18,675	19,808	72	966
Construction and land	1,215	2,240	n/a	1,243	4,637	—	92
Residential	10,239	11,026	n/a	9,444	9,527	73	151
Home equity	50	50	n/a	50	50	—	1
Consumer and other	1,007	1,007	n/a	1,007	1,007	1	1
Subtotal	32,040	41,741	n/a	30,928	36,181	147	2,019
With an allowance recorded:
Commercial and industrial	1,701	1,714	$316	1,350	1,203	20	54
Commercial real estate	7,144	7,572	776	8,095	8,504	124	216
Construction and land	2,200	2,356	172	2,200	2,200	—	—
Residential	7,329	7,681	1,234	7,479	7,257	51	100
Home equity	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—
Subtotal	18,374	19,323	2,498	19,124	19,164	195	370
Total:
Commercial and industrial	3,180	3,251	316	1,859	2,355	21	862
Commercial real estate	25,194	33,453	776	26,770	28,312	196	1,182
Construction and land	3,415	4,596	172	3,443	6,837	—	92
Residential	17,568	18,707	1,234	16,923	16,784	124	251
Home equity	50	50	—	50	50	—	1
Consumer and other	1,007	1,007	—	1,007	1,007	1	1
Total	$50,414	$61,064	$2,498	$50,052	$55,345	$342	$2,389
___________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three and six months ended June 30, 2014
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	QTD Average Recorded Investment	YTD Average Recorded Investment	QTD Interest Income Recognized while Impaired	YTD Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$2,037	$3,154	n/a	$2,043	$2,081	$1	$4
Commercial real estate	24,277	34,378	n/a	25,577	27,804	1,564	1,833
Construction and land	730	1,456	n/a	731	779	—	—
Residential	12,215	12,818	n/a	11,035	8,930	54	198
Home equity	50	50	n/a	50	50	—	1
Consumer and other	1,007	1,007	n/a	257	150	1	1
Subtotal	40,316	52,863	n/a	39,693	39,794	1,620	2,037
With an allowance recorded:
Commercial and industrial	1,060	1,168	$74	1,089	1,201	19	28
Commercial real estate	7,594	8,022	1,003	7,660	8,091	97	188
Construction and land	2,666	2,897	221	2,696	2,712	—	—
Residential	6,996	6,996	609	7,544	8,850	56	125
Home equity	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—
Subtotal	18,316	19,083	1,907	18,989	20,854	172	341
Total:
Commercial and industrial	3,097	4,322	74	3,132	3,282	20	32
Commercial real estate	31,871	42,400	1,003	33,237	35,895	1,661	2,021
Construction and land	3,396	4,353	221	3,427	3,491	—	—
Residential	19,211	19,814	609	18,579	17,780	110	323
Home equity	50	50	—	50	50	—	1
Consumer and other	1,007	1,007	—	257	150	1	1
Total	$58,632	$71,946	$1,907	$58,682	$60,648	$1,792	$2,378
___________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the year ended December 31, 2014
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$2,011	$3,095	n/a	$2,055	$28
Commercial real estate	21,500	28,700	n/a	24,921	2,483
Construction and land	9,221	11,133	n/a	1,597	—
Residential	9,650	10,788	n/a	9,221	406
Home equity	50	50	n/a	50	3
Consumer and other	1,006	1,007	n/a	546	1
Subtotal	43,438	54,773	n/a	38,390	2,921
With an allowance recorded:
Commercial and industrial	891	954	$91	1,111	99
Commercial real estate	9,065	9,493	2,592	7,925	379
Construction and land	2,200	2,356	172	2,545	—
Residential	6,749	6,749	1,330	7,742	219
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Subtotal	18,905	19,552	4,185	19,323	697
Total:
Commercial and industrial	2,902	4,049	91	3,166	127
Commercial real estate	30,565	38,193	2,592	32,846	2,862
Construction and land	11,421	13,489	172	4,142	—
Residential	16,399	17,537	1,330	16,963	625
Home equity	50	50	—	50	3
Consumer and other	1,006	1,007	—	546	1
Total	$62,343	$74,325	$4,185	$57,713	$3,618
___________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.
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
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. As of June 30, 2015 and December 31, 2014, TDRs totaled $38.8 million and $44.8 million, respectively. As of June 30, 2015, $25.3 million of the $38.8 million in TDRs were on accrual status. As of December 31, 2014, $24.3 million of the $44.8 million in TDRs were on accrual status.

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
The following tables present the balance of TDRs that were restructured or defaulted during the periods indicated:

	As of and for the three months ended June 30, 2015
	Restructured current quarter			TDRs that defaulted in the current quarter that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
	(Dollars in thousands)
Commercial and industrial (1)	1	$1,298	$1,304	—	$—
Commercial real estate (2)	1	4,118	4,118	—	—
Construction and land	—	—	—	—	—
Residential (3)	2	131	134	—	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	4	$5,547	$5,556	—	$—
___________________

(1)	Represents the following concessions: combination of concessions.

(2)	Represents the following concessions: extension of term.

(3)
Represents the following concessions: temporary reduction of interest rate (1 loan; post-modification recorded investment of $0.1 million); payment deferral (1 loan; post-modification recorded investment of less than $0.1 million).

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the six months ended June 30, 2015
	Restructured year to date			TDRs that defaulted year to date that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
	(Dollars in thousands)
Commercial and industrial (1)	1	$1,298	$1,304	—	$—
Commercial real estate (2)	1	4,118	4,118	—	—
Construction and land	—	—	—	—	—
Residential (3)	8	513	516	—	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	10	$5,929	$5,938	—	$—
___________________

(1)	Represents the following concessions: combination of concessions.

(2)	Represents the following concessions: extension of term.

(3)
Represents the following concessions: temporary reduction of interest rate (7 loans; post-modification recorded investment of $0.5 million); payment deferral (1 loan; post-modification recorded investment of less than $0.1 million).

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

7.    Allowance for Loan Losses
The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $78.3 million and $75.8 million at June 30, 2015 and December 31, 2014, respectively.
The following tables present a summary of the changes in the allowance for loan losses for the periods indicated:

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Allowance for loan losses, beginning of period:
Commercial and industrial	$14,337	$12,200	$14,114	$12,837
Commercial real estate	43,552	46,366	43,854	44,979
Construction and land	5,411	4,972	4,041	4,465
Residential	10,397	9,746	10,374	10,732
Home equity	1,016	963	1,003	1,020
Consumer and other	508	330	382	322
Unallocated	2,042	2,028	2,070	2,016
Total allowance for loan losses, beginning of period	77,263	76,605	75,838	76,371
Provision/ (credit) for loan losses:
Commercial and industrial	204	357	(1,777)	(570)
Commercial real estate	(333)	(4,323)	(1,266)	(3,266)
Construction and land	7	(654)	234	(298)
Residential	(52)	(229)	20	(1,677)
Home equity	8	14	21	(43)
Consumer and other	75	(59)	205	(252)
Unallocated	91	(106)	63	(94)
Total provision/(credit) for loan losses	—	(5,000)	(2,500)	(6,200)
Loans charged-off:
Commercial and industrial	(3)	(285)	(3)	(334)
Commercial real estate	—	(500)	—	(500)
Construction and land	—	—	—	—
Residential	—	—	(49)	(88)
Home equity	—	—	—	—
Consumer and other	(55)	(14)	(60)	(22)
Total charge-offs	(58)	(799)	(112)	(944)
Recoveries on loans previously charged-off:
Commercial and industrial	83	869	2,287	1,208
Commercial real estate	914	2,543	1,545	2,873
Construction and land	—	262	1,143	413
Residential	49	52	49	602
Home equity	—	15	—	15
Consumer and other	—	—	1	209
Total recoveries	1,046	3,741	5,025	5,320

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Allowance for loan losses at end of period:
Commercial and industrial	14,621	13,141	14,621	13,141
Commercial real estate	44,133	44,086	44,133	44,086
Construction and land	5,418	4,580	5,418	4,580
Residential	10,394	9,569	10,394	9,569
Home equity	1,024	992	1,024	992
Consumer and other	528	257	528	257
Unallocated	2,133	1,922	2,133	1,922
Total allowance for loan losses at end of period	$78,251	$74,547	$78,251	$74,547
The following tables present the Company’s allowance for loan losses and loan portfolio at June 30, 2015 and December 31, 2014 by portfolio segment, disaggregated by method of impairment analysis. The Company had no loans acquired with deteriorated credit quality at June 30, 2015 or December 31, 2014.

	Commercial and industrial	Commercial real estate	Construction and land	Residential
	(In thousands)
Allowance for loan losses balance at June 30, 2015 attributable to:
Loans collectively evaluated	$14,305	$43,357	$5,246	$9,160
Loans individually evaluated	316	776	172	1,234
Total allowance for loan losses	$14,621	$44,133	$5,418	$10,394

Recorded investment (loan balance) at June 30, 2015:
Loans collectively evaluated	$999,232	$1,802,221	$157,511	$2,157,940
Loans individually evaluated	3,180	25,194	3,415	17,568
Total Loans	$1,002,412	$1,827,415	$160,926	$2,175,508

	Home equity	Consumer and other	Unallocated	Total
	(In thousands)
Allowance for loan losses balance at June 30, 2015 attributable to:
Loans collectively evaluated	$1,024	$528	$2,133	$75,753
Loans individually evaluated	—	—	—	2,498
Total allowance for loan losses	$1,024	$528	$2,133	$78,251

Recorded investment (loan balance) at June 30, 2015:
Loans collectively evaluated	$120,415	$175,517	$—	$5,412,836
Loans individually evaluated	50	1,007	—	50,414
Total Loans	$120,465	$176,524	$—	$5,463,250

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Commercial and industrial	Commercial real estate	Construction and land	Residential
	(In thousands)
Allowance for loan losses balance at December 31, 2014 attributable to:
Loans collectively evaluated	$14,023	$41,262	$3,869	$9,044
Loans individually evaluated	91	2,592	172	1,330
Total allowance for loan losses	$14,114	$43,854	$4,041	$10,374

Recorded investment (loan balance) at December 31, 2014:
Loans collectively evaluated	$950,183	$1,757,839	$113,928	$2,115,696
Loans individually evaluated	2,902	30,564	11,421	16,399
Total Loans	$953,085	$1,788,403	$125,349	$2,132,095

	Home equity	Consumer and other	Unallocated	Total
	(In thousands)
Allowance for loan losses balance at December 31, 2014 attributable to:
Loans collectively evaluated	$1,003	$382	$2,070	$71,653
Loans individually evaluated	—	—	—	4,185
Total allowance for loan losses	$1,003	$382	$2,070	$75,838

Recorded investment (loan balance) at December 31, 2014:
Loans collectively evaluated	$114,809	$155,138	$—	$5,207,593
Loans individually evaluated	50	1,007	—	62,343
Total Loans	$114,859	$156,145	$—	$5,269,936

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2015 and December 31, 2014:

	June 30, 2015				December 31, 2014
	Asset derivatives		Liability derivatives		Asset derivatives		Liability derivatives
	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$(3,010)	Other assets	$34	Other liabilities	$(3,352)
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	5,281	Other liabilities	(5,101)	Other assets	5,323	Other liabilities	(5,434)
Total		$5,281		$(8,111)		$5,357		$(8,786)
___________________

(1)	For additional details, see Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements-Note 5: Fair Value Measurements.”
The following table presents the effect of the Company’s derivative financial instruments in the consolidated statements of operations for the three and six months ended June 30, 2015 and 2014:

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)
	three months ended June 30,			three months ended June 30,
	2015	2014		2015	2014
(In thousands)
Interest rate products	$140	$(1,513)	Interest expense	$(1,022)	$(732)
Total	$140	$(1,513)		$(1,022)	$(732)

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)
	six months ended June 30,			six months ended June 30,
	2015	2014		2015	2014
(In thousands)
Interest rate products	$(1,733)	$(2,514)	Interest expense	$(2,040)	$(1,348)
Total	$(1,733)	$(2,514)		$(2,040)	$(1,348)

The following table presents the components of the Company’s accumulated other comprehensive income/ (loss) related to the derivatives for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Accumulated other comprehensive income/ (loss) on cash flow hedges, balance at beginning of period	$(2,432)	$(1,995)	$(1,923)	$(1,763)
Net change in unrealized gain/ (loss) on cash flow hedges	676	(463)	167	(695)
Accumulated other comprehensive income/ (loss) on cash flow hedges, balance at end of period	$(1,756)	$(2,458)	$(1,756)	$(2,458)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The Holding Company and the Bank have agreements with their derivative counterparties that contain provisions where, if the Holding Company or Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Holding Company or the Bank could also be declared in default on its derivative obligations. The Holding Company and the Bank were in compliance with these provisions as of June 30, 2015 and December 31, 2014.
The Holding Company and the Bank also have agreements with certain of their derivative counterparties that contain provisions where, if the Holding Company or Bank fails to maintain its status as a well- or adequately-capitalized institution, the counterparty could terminate the derivative positions and the Holding Company or the Bank would be required to settle its obligations under the agreements. The Holding Company and the Bank were in compliance with these provisions as of June 30, 2015 and December 31, 2014.
Certain of the Holding Company and the Bank’s agreements with their derivative counterparties contain provisions where, if specified events or conditions occur that materially change the Holding Company’s or the Bank’s creditworthiness in an adverse manner, the Holding Company or the Bank may be required to fully collateralize their obligations under the derivative instruments. The Holding Company and the Bank were in compliance with these provisions as of June 30, 2015 and December 31, 2014.
As of June 30, 2015 and December 31, 2014, the termination amounts related to collateral determinations of derivatives in a liability position was $7.3 million and $8.9 million, respectively. The Company has minimum collateral posting thresholds with its derivative counterparties and has posted cash collateral of $2.9 million and $3.7 million, respectively, and pledged securities of $6.2 million and $7.0 million, respectively, as of June 30, 2015 and December 31, 2014, against its obligations under these agreements.

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
The Company uses the “Hypothetical Derivative Method” described in ASC 815, Derivatives and Hedging (“ASC 815”), for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (“OCI”) (outside of earnings) and subsequently reclassified to earnings in interest and dividend income when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of operations as part of fees and other income. The Company had no hedge ineffectiveness recognized in earnings during the three and six months ended June 30, 2015 and 2014. The Company also monitors the risk of counterparty default on an ongoing basis.
A portion of the balance reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are made or received on the Company’s interest rate swaps. During the next twelve months, the Company estimates that $2.8 million will be reclassified as an increase in interest expense.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

Non-designated Hedges
Derivatives not designated as hedges are not speculative and result from two different services the Bank provides to qualified commercial clients. The Bank offers certain derivative products directly to such clients. The Bank economically hedges derivative transactions executed with commercial clients by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of these programs are not designated, as per ASC 815, as qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset through earnings. Fees earned in connection with the execution of derivatives related to this program are recognized in the consolidated statement of operations in other income. As of June 30, 2015 and December 31, 2014, the Bank had 48 and 24 derivatives, respectively, related to this program, comprised of interest rate swaps and caps, with an aggregate notional amount of $324.3 million and $238.7 million, respectively.
In addition, as a participant lender, the Bank has guaranteed performance on a pro-rated portion of a swap executed by another financial institution. The derivative transaction entered into as part of this transaction is not designated, as per ASC 815, as a qualifying hedging relationship and is, therefore, marked-to-market through earnings each period. The pro-rated notional amount of this risk participation transaction was $8.3 million as of June 30, 2015. There were no such risk participation transactions as of December 31, 2014.
As of June 30, 2015 and December 31, 2014, the Bank had no foreign currency exchange contracts outstanding related to this program. The derivative asset and liability values for non-designated hedges include an adjustment related to the consideration of credit risk required under ASC 820.
The following table presents the effect of the Bank’s derivative financial instruments not designated as hedging instruments in the consolidated statement of operations for the three and six months ended June 30, 2015 and 2014.

		Amount of gain or (loss), net, recognized in income on derivatives
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivative	Three months ended June 30,		Six months ended June 30,
		2015	2014	2015	2014
		(In thousands)
Interest rate products	Other income/ (expense)	$307	$(80)	$301	$(106)
Other products (1)	Other income/ (expense)	5	—	45	—
Total		$312	$(80)	$346	$(106)
___________________
(1)     Risk Participation Agreement.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

9.    Income Taxes
The following table presents the components of income tax expense for continuing operations, discontinued operations, noncontrolling interests and the Company:

	Six months ended June 30,
	2015	2014
	(In thousands)
Income from continuing operations:
Income before income taxes	$51,817	$54,727
Income tax expense	16,572	17,471
Net income from continuing operations	$35,245	$37,256
Effective tax rate, continuing operations	32.0%	31.9%

Income from discontinued operations:
Income before income taxes	$6,227	$6,048
Income tax expense	2,587	2,670
Net income from discontinued operations	$3,640	$3,378
Effective tax rate, discontinued operations	41.5%	44.1%

Less: Income attributable to noncontrolling interests:
Income before income taxes	$2,492	$2,261
Income tax expense	—	—
Net income attributable to noncontrolling interests	$2,492	$2,261
Effective tax rate, noncontrolling interests	—%	—%

Income attributable to the Company
Income before income taxes	$55,552	$58,514
Income tax expense	19,159	20,141
Net income attributable to the Company	$36,393	$38,373
Effective tax rate attributable to the Company	34.5%	34.4%
The effective tax rate for continuing operations for the six months ended June 30, 2015 of 32.0%, with related tax expense of $16.6 million, was calculated based on a projected 2015 annual effective tax rate. The effective tax rate was less than the statutory rate of 35% due primarily to earnings from tax-exempt investments, income tax credits, and income attributable to noncontrolling interests. These items were partially offset by state and local income taxes.
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
On April 13, 2015, New York City enacted legislation that requires corporations that are engaged in unitary business operations to file combined returns with their affiliates for tax years beginning on or after January 1, 2015. Starting in 2015, all of the Company's affiliates will be included in the Company's New York City tax return instead of just those affiliates with a nexus to New York City. The Company incorporated the impact of these New York City law changes in the quarter ended June 30, 2015, the quarter in which the law was enacted. The Company adjusted the New York City apportionment percentages for purposes of measuring deferred tax assets and liabilities that will reverse after the effective date. As a result of these New York City law changes, the value of the New York City net deferred tax asset increased by $0.7 million, which decreased tax expense by $0.5 million, net of federal tax benefit, as of June 30, 2015. The impact of these New York City law changes may result in an increase in the Company’s New York City tax expense starting in 2015.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

On March 31, 2014, New York State enacted legislation that requires corporations that are engaged in unitary business operations to file combined returns with their affiliates for tax years beginning on or after January 1, 2015. Starting in 2015, all of the Company's affiliates will be included in the Company's New York state tax return instead of just those affiliates with a nexus to New York State. In addition, the New York state tax rate will be reduced from 7.1% to 6.5% for tax years beginning on or after January 1, 2016. The Company reflected the impact of these New York state law changes in the quarter ended March 31, 2014, the quarter in which the law was enacted. The Company adjusted the New York state applicable tax rate and apportionment percentages for purposes of measuring deferred tax assets and liabilities that will reverse after the effective date. As a result of these New York state law changes, the value of the New York state net deferred tax asset increased by $0.7 million, which decreased tax expense by $0.5 million, net of federal tax benefit, as of March 31, 2014. The impact of these New York state law changes may result in an increase in the Company’s New York state tax expense starting in 2015.
Contingent consideration related to the 2009 divestiture of certain affiliates, primarily related to the revenue sharing agreement with Westfield Capital Management Company, LLC, is reflected under “discontinued operations” in the table above. The profits and losses attributable to owners other than the Company are reflected under “noncontrolling interests” in the table above.

10.    Noncontrolling Interests
At the Company, noncontrolling interests typically consist of equity owned by management of the Company’s respective majority-owned affiliates. Net income attributable to noncontrolling interests in the consolidated statements of operations represents the net income allocated to the noncontrolling interest owners of the affiliates. Net income allocated to the noncontrolling interest owners was $1.3 million and $1.0 million for the three month periods ended June 30, 2015 and 2014, respectively, and $2.5 million and $2.3 million for the six month periods ended June 30, 2015 and 2014, respectively.
On the consolidated balance sheets, noncontrolling interests are included as the sum of the capital and undistributed profits allocated to the noncontrolling interest owners. Typically, this balance is included in a company’s permanent shareholders’ equity in the consolidated balance sheets. When the noncontrolling interest owners’ rights include certain redemption features, as described in ASC 480, Distinguishing Liabilities from Equity, such redeemable noncontrolling interests are classified as mezzanine equity and are not included in permanent shareholders’ equity. Due to the redemption features of the noncontrolling interests, the Company had redeemable noncontrolling interests held in mezzanine equity in the accompanying consolidated balance sheets of $19.2 million and $20.9 million at June 30, 2015 and December 31, 2014, respectively. The aggregate amount of such redeemable noncontrolling equity interests are recorded at the estimated maximum redemption values. In addition, the Company had $2.9 million and $0.4 million in noncontrolling interests included in permanent shareholder’s equity at June 30, 2015 and December 31, 2014, respectively.
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents, by affiliate, the noncontrolling interests included as redeemable noncontrolling interests and noncontrolling interests in mezzanine and permanent equity, respectively, at the periods indicated:

	June 30, 2015	December 31, 2014
	(In thousands)
Anchor	$11,611	$11,929
BOS	6,941	6,069
DGHM (1)	3,544	3,293
Total	$22,096	$21,291
Redeemable noncontrolling interests	$19,200	$20,905
Noncontrolling interests	$2,896	$386
______________
(1)    Only includes redeemable noncontrolling interests.
The following table presents a rollforward of the Company’s redeemable noncontrolling interests and noncontrolling interests for the periods indicated:

	Three months ended		Six months ended
	June 30, 2015		June 30, 2015
	Redeemable noncontrolling interests	Noncontrolling interests	Redeemable noncontrolling interests	Noncontrolling interests
	(In thousands)
Noncontrolling interests at beginning of period	$19,911	$2,601	$20,905	$386
Net income attributable to noncontrolling interests	984	279	2,064	428
Distributions	(1,098)	(116)	(2,153)	(252)
Purchases/ (sales) of ownership interests	(1,503)	—	(1,503)	419
Transfers of ownership interests from mezzanine to permanent equity	—	—	(1,652)	1,652
Amortization of equity compensation	—	118	—	236
Adjustments to fair value	906	14	1,539	27
Noncontrolling interests at end of period	$19,200	$2,896	$19,200	$2,896

	Three months ended		Six months ended
	June 30, 2014		June 30, 2014
	Redeemable noncontrolling interests	Noncontrolling interests	Redeemable noncontrolling interests	Noncontrolling interests
	(In thousands)
Noncontrolling interests at beginning of period	$20,774	$110	$19,468	$171
Net income attributable to noncontrolling interests	992	33	2,196	65
Distributions	(1,008)	(44)	(2,069)	(177)
Purchases/ (sales) of ownership interests	(473)	126	(473)	126
Amortization of equity compensation	—	24	—	48
Adjustments to fair value	610	(17)	1,773	(1)
Noncontrolling interests at end of period	$20,895	$232	$20,895	$232

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

11.    Accumulated Other Comprehensive Income
The following table presents a summary of the amounts reclassified from accumulated other comprehensive income/ (loss) for the three and six months ended June 30, 2015 and 2014:

Description of component of accumulated other comprehensive income/ (loss)	Three months ended June 30,		Six months ended June 30,		Affected line item in Statement of Operations
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Adjustment for realized gains/ (losses) on securities available for sale, net:
Pre-tax	$8	$—	$16	$1	Gain on sale of investments, net
Tax expense/ (benefit)	4	—	7	—	Income tax expense
Net	$4	$—	$9	$1	Net income attributable to the Company
Net realized gain/ (loss) on cash flow hedges:
Hedge related to junior subordinated debentures:
Pre-tax	$(473)	$(481)	$(944)	$(954)	Interest expense on junior subordinated debentures
Tax expense/ (benefit)	(202)	(206)	(404)	(407)	Income tax expense
Net	$(271)	$(275)	$(540)	$(547)	Net income attributable to the Company
Hedges related to deposits:
Pre-tax	$(549)	$(251)	$(1,096)	$(394)	Interest expense on deposits
Tax expense/ (benefit)	(227)	(104)	(452)	(164)	Income tax expense
Net	$(322)	$(147)	$(644)	$(230)	Net income attributable to the Company
Total reclassifications for the period, net of tax	$(589)	$(422)	$(1,175)	$(776)

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

In the fourth quarter of 2014, the Company incurred restructuring charges related to the acquisition of Banyan. The purpose of this restructuring was to realign the management structure within the Wealth Management and Trust segment. The total cost of the restructuring incurred in Q4 2014 was $0.7 million. In the second quarter of 2015, the Company incurred additional restructuring charges to further refine the management structure within the Wealth Management and Trust Segment. The total cost of the restructuring incurred in Q2 2015 was $0.2 million. The Company expects to incur an additional $0.3 million in lease termination costs in the second half of 2015 related to this restructuring plan.

Restructuring expenses incurred since the plans of restructuring were first implemented in 2011 totaled $14.9 million, with the Private Banking segment incurring $9.5 million, the Wealth Management and Trust segment incurring $0.9 million and the remaining $4.5 million incurred by the Holding Company.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents a summary of the restructuring activity for the three and six months ended June 30, 2015 and 2014:

	Severance Charges	Total
	(In thousands)
Accrued charges at December 31, 2014	$739	$739
Costs incurred	—	—
Costs paid	(489)	(489)
Accrued charges at March 31, 2015	250	250
Costs incurred	220	220
Costs paid	(81)	(81)
Accrued charges at June 30, 2015	$389	$389

Accrued charges at December 31, 2013	$33	$33
Costs incurred	—	—
Costs paid	(33)	(33)
Accrued charges at March 31, 2014	—	—
Costs incurred	—	—
Costs paid	—	—
Accrued charges at June 30, 2014	$—	$—

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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), amending the ASC and creating a new Topic 606, Revenue from Contracts with Customers. This issuance was part of the joint project between the FASB and the International Accounting Standards Board to clarify the principles of recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The impact of ASU 2014-09 on the Company’s consolidated financial statements is not yet known. Additionally, a proposed ASU was circulated in April 2015 which, if issued, would defer adoption to annual reporting periods beginning after December 15, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As of and for the three and six months ended June 30, 2015
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

Executive Summary
The Company offers a wide range of wealth management services to high net worth individuals, families, businesses and select institutions through its four reportable segments: Private Banking, Wealth Management and Trust, Investment Management, and Wealth Advisory. This Executive Summary provides an overview of the most significant aspects of our operating segments and the Company’s operations in the second quarter of 2015. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

	Three months ended June 30,
	2015	2014	$ Change	% Change
	(In thousands, except per share data)
Total revenues	$87,745	$80,642	$7,103	9%
Provision/ (credit) for loan losses	—	(5,000)	5,000	nm
Total operating expense	62,418	54,402	8,016	15%
Net income from continuing operations	17,327	20,907	(3,580)	(17)%
Net income attributable to noncontrolling interests	1,263	1,025	238	23%
Net income attributable to the Company	17,610	21,332	(3,722)	(17)%
Diluted earnings per share:
From continuing operations	$0.18	$0.23	$(0.05)	(22)%
From discontinued operations	$0.02	$0.02	$—	—%
Total attributable to common shareholders	$0.20	$0.25	$(0.05)	(20)%
_____________
nm    not meaningful
Net income attributable to the Company was $17.6 million for the three months ended June 30, 2015 and $21.3 million for the same period in 2014. The Company recognized diluted earnings per share of $0.20 for the three months ended June 30, 2015 and $0.25 for the same period in 2014.
Key items that affected the Company’s results in the second quarter of 2015 compared to the same period of 2014 include:

▪
The Company recorded no credit or provision to the provision for loan losses for the three months ended June 30, 2015, compared to a credit to the provision for loan losses of $5.0 million for the same period of 2014. The lack of provision for the three months ended June 30, 2015 was primarily due to changes in loss factors, net recoveries of $1.0 million in the quarter and payoffs of classified loans, offset by loan growth and loan downgrades.

▪
Fees and other income increased 24% to $42.7 million for the three months ended June 30, 2015, compared to $34.4 million for the same period of 2014. This increase was driven by fee-based revenue including a 6% increase in wealth advisory fees, and a 92% increase in wealth management and trust fees primarily related to the acquisition of Banyan Partners, LLC (“Banyan”) in the fourth quarter of 2014. Additionally, in the second quarter of 2015 the Company recognized $1.1 million in other income related to the fair value adjustment for the Banyan earnout and $0.9 million in gains on partnership investments. Total fees and other income represents 49% of total revenue for the three months ended June 30, 2015, compared to 43% of total revenue for the same period of 2014.

▪
Operating expenses increased $8.0 million, or 15%, to $62.4 million for the three months ended June 30, 2015, compared to $54.4 million for the same period of 2014. The increase is primarily related to an increase in compensation expense and occupancy and equipment expense and the acquisition of Banyan. These increases were partially offset by a decrease in marketing and business development expense.

The Company’s Private Banking segment reported net income attributable to the Company of $14.3 million in the second quarter of 2015, compared to net income attributable to the Company of $18.1 million for the same period of 2014. The $3.8 million, or 21%, decrease was a result of the 2014 credit to the provision for loan losses and the second quarter 2014 gain on sale of loans from the commercial loan portfolio, and increased operating expenses for the three months ended June 30, 2015.

The Company’s Wealth Management and Trust segment reported net income attributable to the Company of $1.1 million in the second quarter of 2015, compared to net income attributable to the Company of $1.0 million for the same period of 2014. The $0.1 million, or 5%, increase was the net result of several factors including the acquisition of Banyan in the fourth quarter of 2014 which contributed to increased fee income as well as additional operating expenses, including the related amortization of intangibles. Also, in the second quarter of 2015, there were employee departures which resulted in the reversal of expenses related to the forfeiture of accrued incentive payments and unvested equity compensation. Wealth Management and Trust AUM increased $4.3 billion, or 91%, to $9.0 billion at June 30, 2015 from $4.7 billion at June 30, 2014, primarily due to the acquisition of Banyan. Additionally, net outflows for the twelve months ending June 30, 2015 were $0.3 billion, which were offset by positive investment performance of $0.3 billion.
The Company’s Investment Management segment reported net income attributable to the Company of $1.5 million in the second quarter of 2015, compared to net income attributable to the Company of $1.2 million for the same period of 2014. The $0.3 million, or 24%, increase was due to decreased operating expenses, primarily due to decreased professional services expense due to the second quarter 2014 acceleration of fee-sharing arrangements. Most fee-based revenue is determined based on beginning-of-period AUM data. Investment Management AUM decreased $0.2 billion, or 2%, to $10.7 billion at June 30, 2015 from $10.9 billion at June 30, 2014, primarily due to net outflows of $0.7 billion, partially offset by positive investment performance of $0.5 billion.
The Company’s Wealth Advisory segment reported net income attributable to the Company of $1.9 million in the second quarter of 2015, compared to net income attributable to the Company of $1.9 million for the same period of 2014. The 1% decrease was due to increased operating expenses, primarily due to increased occupancy and equipment expense, and increased professional services expenses, partially offset by increased wealth advisory fee revenue. Wealth Advisory AUM increased $0.2 billion, or 2%, to $9.9 billion at June 30, 2015 from $9.8 billion at June 30, 2014, primarily due to investment performance of $0.1 billion and flat net flows.

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

Financial Condition

Condensed Consolidated Balance Sheets and Discussion

	June 30, 2015	December 31, 2014	Increase/ (decrease)	% Change
	(In thousands)
Assets:
Total cash and investments	$1,219,032	$1,175,610	$43,422	4%
Loans held for sale	19,512	7,099	12,413	175%
Total loans	5,463,250	5,269,936	193,314	4%
Less: Allowance for loan losses	78,251	75,838	2,413	3%
Net loans	5,384,999	5,194,098	190,901	4%
Goodwill and intangible assets	188,543	191,800	(3,257)	(2)%
Other assets	233,853	229,267	4,586	2%
Total assets	$7,045,939	$6,797,874	$248,065	4%
Liabilities and Equity:
Deposits	$5,429,028	$5,453,879	$(24,851)	—%
Total borrowings	774,552	507,009	267,543	53%
Other liabilities	95,074	112,170	(17,096)	(15)%
Total liabilities	6,298,654	6,073,058	225,596	4%
Redeemable Noncontrolling Interests	19,200	20,905	(1,705)	(8)%
Total shareholders’ equity	728,085	703,911	24,174	3%
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$7,045,939	$6,797,874	$248,065	4%
Total Assets. Total assets increased $248.1 million, or 4%, to $7.0 billion at June 30, 2015 from $6.8 billion at December 31, 2014. This increase was due primarily to increases in investments and total loans.
Cash and Investments. Total cash and investments (consisting of cash and cash equivalents, investment securities, and stock in the FHLBs) increased $43.4 million, or 4%, to $1.2 billion, or 17% of total assets at June 30, 2015 from $1.2 billion, or 17% of total assets at December 31, 2014. The increase was due to the $162.0 million, or 20%, increase in available for sale investment securities, partially offset by the $109.5 million, or 63%, decrease in cash and cash equivalents, and the $12.5 million, or 9%, decrease in investments held to maturity. The change in cash and cash equivalents is the net result of short-term fluctuations in liquidity due to changes in levels of deposits, borrowings and loans outstanding.
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
Investment maturities, redemptions, principal payments, and sales of the Company’s securities provided $117.6 million of cash proceeds during the six months ended June 30, 2015. The timing of sales and reinvestments is based on various factors, including management’s evaluation of interest rate trends, the credit risk of municipal securities and the Company’s liquidity. The Company’s available for sale investment portfolio carried a total of $6.6 million of unrealized gains and $6.7 million of unrealized losses at June 30, 2015, compared to $6.8 million of unrealized gains and $3.6 million of unrealized losses at December 31, 2014.
No impairment losses were recognized through earnings related to investment securities during the six months ended June 30, 2015 and 2014. The total amount of unrealized losses was not significant and was primarily due to movements in interest rates since the securities were purchased. At June 30, 2015, the Company had no intent to sell any securities in an unrealized loss position at that date and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized losses.

See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 4: Investments” for further details of the Company’s investment securities.
Loans held for sale. Loans held for sale increased $12.4 million to $19.5 million at June 30, 2015 from $7.1 million at December 31, 2014. The balance of loans held for sale is usually related to the timing and volume of residential loans originated for sale and the ultimate sale transaction, which is typically executed within a short time following the loan origination.
Goodwill and intangible assets, net. Goodwill and intangible assets decreased $3.3 million, or 2%, to $188.5 million at June 30, 2015 from $191.8 million at December 31, 2014. The decrease is due to amortization of intangible assets. The Company tests goodwill for impairment on an annual basis in the fourth quarter, and between annual dates if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value, in accordance with ASC 350, Intangibles-Goodwill and Other. Management concluded at June 30, 2015 that there were no triggering events during the six months then ended.
Other. Other assets, consisting of other real estate owned (“OREO”), premises and equipment, fees receivable, accrued interest receivable, deferred income taxes, net, and other assets, increased $4.6 million, or 2%, to $233.9 million at June 30, 2015 from $229.3 million at December 31, 2014. The increase was the result of increases in other assets.
Other assets, which consist primarily of Bank-Owned Life Insurance (“BOLI”), prepaid expenses, investment in partnerships, the fair value of interest rate derivatives, and other receivables, increased $5.4 million, or 4%, to $125.3 million at June 30, 2015 from $120.0 million at December 31, 2014. The increase is primarily due to an increase in income tax receivables, prepaid expenses, and BOLI, partially offset by a decrease in partnership investments.
Deposits. Total deposits decreased $24.9 million, or 0%, to $5.4 billion, at June 30, 2015 from $5.5 billion at December 31, 2014. Deposit balances decreased during the first six months of 2015 due to lower money market and NOW deposits, partially offset by higher demand deposits. Deposit levels can fluctuate from quarter to quarter as a result of large short-term transactions by commercial clients. Seasonality can also affect the deposit balances.
The following table presents the composition of the Company’s deposits at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Balance	as a % of total	Balance	as a % of total
	(In thousands)
Demand deposits (noninterest-bearing)	$1,486,251	27%	$1,418,426	26%
NOW (1)	509,625	10%	549,320	10%
Savings	71,626	1%	71,367	1%
Money market (1)	2,772,572	51%	2,816,928	52%
Certificates of deposit under $100,000 (1)	178,081	3%	185,721	3%
Certificates of deposit of $100,000 or greater	410,873	8%	412,117	8%
Total deposits	$5,429,028	100%	$5,453,879	100%
____________

(1)	Includes brokered deposits.
Borrowings. Total borrowings, which consist of securities sold under agreements to repurchase, federal funds purchased, if any, FHLB borrowings, and junior subordinated debentures, increased $267.5 million, or 53%, to $774.6 million at June 30, 2015 from $507.0 million at December 31, 2014. From time to time, the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position; and had $100.0 million outstanding at June 30, 2015 and none outstanding at December 31, 2014. FHLB borrowings increased $171.4 million, or 46%, to $541.5 million at June 30, 2015 from $370.2 million at December 31, 2014. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth and to manage interest rate risk, but can also be used as an additional source of liquidity for the Bank. Repurchase agreements decreased $3.8 million, or 13%, to $26.7 million at June 30, 2015 from $30.5 million at December 31, 2014. Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature.

Other. Other liabilities, which consist primarily of accrued interest, accrued bonus, the fair value of interest rate derivatives, and other accrued expenses, decreased $17.1 million, or 15%, to $95.1 million at June 30, 2015 from $112.2 million at December 31, 2014. The decrease is primarily due to the payout of accrued bonuses and commissions, decreases in commitments to fund tax credits as we continue to fund them, and the decrease in the projected earn-out related to the Banyan acquisition.

Loan Portfolio and Credit Quality
Loans. Total portfolio loans increased $193.3 million, or 4%, to $5.5 billion, or 78%, of total assets as of June 30, 2015, compared to $5.3 billion, or 78%, of total assets as of December 31, 2014. Increases were recorded in all the Bank's loan categories: commercial and industrial loans of $49.3 million, or 5%, residential loans of $43.4 million, or 2%, commercial real estate loans of $39.0 million, or 2%, construction and land loans of $35.6 million, or 28%, home equity and other consumer loans of $26.0 million, or 10%.
Geographic concentration. The following table presents the Bank’s outstanding loan balance concentrations as of June 30, 2015 based on the location of the lender’s regional offices.

	Commercial and Industrial		Commercial Real Estate		Construction and Land		Residential		Home Equity and Other Consumer
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
New England	$793,897	79%	$728,820	40%	$102,068	63%	$1,316,705	61%	$249,579	84%
San Francisco Bay	121,477	12%	629,258	34%	45,221	28%	466,155	21%	36,806	12%
Southern California	87,038	9%	469,337	26%	13,637	9%	392,648	18%	10,604	4%
Total	$1,002,412	100%	$1,827,415	100%	$160,926	100%	$2,175,508	100%	$296,989	100%
Allowance for loan losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and totaled $78.3 million and $75.8 million as of June 30, 2015 and December 31, 2014, respectively.
The allowance for loan losses as of June 30, 2015 increased $2.4 million, or 3%, from December 31, 2014 due to loan growth and higher substandard-rated loans, partially offset by paydowns and payoffs of impaired loans and a decline in loss factors. The allowance for loan losses as a percentage of total loans decreased 1 basis point to 1.43% as of June 30, 2015 from 1.44% as of December 31, 2014. The decrease in the ratio of allowance for loan losses to total loans is due primarily to the decline in loss factors as well as the net change in the mix of the loan portfolio. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 7: Allowance for Loan Losses” for an analysis of the Company’s allowance for loan losses.
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

The following table presents a summary of loans charged-off, net of recoveries, by geography for the three and six months ended June 30, 2015 and 2014. The geography assigned to the data is based on the location of the lender’s regional offices.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net loans (charged-off)/ recovered:
New England	$106	$(622)	$996	$(82)
San Francisco Bay	833	1,959	3,571	2,599
Southern California	49	1,605	346	1,859
Total net loans (charged-off)/ recovered	$988	$2,942	$4,913	$4,376
Net recoveries of $1.0 million were recorded in the second quarter of 2015, compared to $2.9 million of net recoveries for the same period of 2014. Despite the current year net recoveries on previously charged-off commercial loans (which include construction and land loans, commercial real estate, and commercial and industrial loans), the Company believes that commercial loans represent the greatest risk of loss due to the size and nature of these loans and the related collateral. Local economic and business conditions in the markets where our offices are located have a significant impact on our commercial loan customers and their ability to service their loans. Of the $4.9 million in net recoveries recorded in the first six months of 2015, $2.3 million were on commercial and industrial loans, $1.5 million were on commercial real estate loans, and $1.1 million were on construction and land loans.
Nonperforming assets. The Company’s nonperforming assets include nonaccrual loans and OREO. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of deeds in lieu of foreclosure. As of June 30, 2015, nonperforming assets totaled $30.8 million, or 0.44% of total assets, a decrease of $14.3 million, or 32%, compared to $45.1 million, or 0.66% of total assets, as of December 31, 2014.
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest in accordance with the contractual terms of the loan agreement is in doubt. Despite the loan’s current payment status, if the Bank has reason to believe it may not collect all principal and interest on the loan in accordance with the related contractual terms, the Bank will generally discontinue the accrual of interest income and will apply any interest payments received to principal. Of the $29.9 million of loans on nonaccrual status as of June 30, 2015, $16.1 million, or 54%, had a current payment status, $0.6 million, or 2%, were 30-89 days past due, and $13.2 million, or 44%, were 90 days or more past due. Of the $44.2 million of nonaccrual loans as of December 31, 2014, $26.5 million, or 60%, had a current payment status, $2.5 million, or 6%, were 30-89 days past due, and $15.2 million, or 34%, were 90 days or more past due.
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
Delinquencies. The past due status of a loan is determined in accordance with its contractual repayment terms. All loan types are reported past due when one scheduled payment is due and unpaid for 30 days or more. Loans 30-89 days past due decreased $2.7 million, or 38%, to $4.3 million as of June 30, 2015 from $7.0 million as of December 31, 2014. Loan delinquencies can be attributed to many factors, such as weakness in, or deteriorating, economic conditions in the region the collateral is located, the loss of a tenant or lower lease rates for commercial borrowers, or the loss of income for consumers and the resulting liquidity impacts on the borrowers. Further deterioration in the credit condition of these delinquent loans could lead to the loans going to nonaccrual status and/or being downgraded. Downgrades would generally result in additional provision for loan losses. Past due loans may be included with accruing substandard loans.
In certain instances, although very infrequent, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans 90 days or more past due, but still accruing, as of June 30, 2015 and December 31, 2014.
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
Impaired loans individually evaluated for impairment in the allowance for loan losses totaled $50.4 million as of June 30, 2015, a decrease of $11.9 million, or 19%, compared to $62.3 million as of December 31, 2014. As of June 30, 2015, $18.4 million of the individually evaluated impaired loans had $2.5 million in specific reserve allocations. The remaining $32.0 million of individually evaluated impaired loans did not have specific reserve allocations due to the adequacy of collateral, prior charge-offs taken, interest collected and applied to principal, or a combination of these items. As of December 31, 2014, $18.9 million of individually evaluated impaired loans had $4.2 million in specific reserve allocations, and the remaining $43.4 million of individually evaluated impaired loans did not have specific reserve allocations.
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. As of June 30, 2015, TDRs totaled $38.8 million, a decrease of $6.0 million, or 13%, compared to $44.8 million as of December 31, 2014. As of June 30, 2015, $25.3 million of the $38.8 million of TDRs were on accrual status. As of December 31, 2014, $24.3 million of the $44.8 million of TDRs were on accrual status.
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

As of June 30, 2015, the Bank has identified $61.6 million in potential problem loans, an increase of $22.7 million, or 58%, compared to $38.9 million as of December 31, 2014. This increase was primarily due to potential problem commercial real estate loans, which increased $18.6 million, and potential problem construction and land loans, which increased $5.5 million, partially offset by a decrease in the residential loan category. Numerous factors impact the level of potential problem loans including economic conditions and real estate values. These factors affect the borrower’s liquidity and, in some cases, the borrower’s ability to comply with loan covenants such as debt service coverage. When there is a loss of a major tenant in a commercial real estate building, the appraised value of the building generally declines. Loans may be downgraded when this occurs as a result of the additional risk to the borrower in obtaining a new tenant in a timely manner and negotiating a lease with similar or better terms than the previous tenant. In many cases, these loans are still current and paying as agreed, although future performance may be impacted.
The following table presents a rollforward of nonaccrual loans for the three and six months ended June 30, 2015 and 2014:

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Nonaccrual loans, beginning of period	$32,133	$42,054	$44,182	$44,762
Transfers in to nonaccrual status	2,738	8,822	3,928	12,908
Transfers out to OREO	—	—	—	(145)
Transfers out to accrual status	(2,189)	(1,793)	(2,804)	(4,641)
Charge-offs	(58)	(799)	(112)	(933)
Paid off/ paid down	(2,733)	(6,664)	(15,303)	(10,331)
Nonaccrual loans, end of period	$29,891	$41,620	$29,891	$41,620

The following table presents a summary of credit quality by loan type. The loan type assigned to the credit quality data is based on the purpose of the loan.

	June 30, 2015	December 31, 2014
	(In thousands)
Nonaccrual loans:
Commercial and industrial	$1,605	$2,129
Commercial real estate	13,336	18,485
Construction and land	3,415	11,422
Residential	9,256	9,713
Home equity and other consumer	2,279	2,433
Total nonaccrual loans	$29,891	$44,182
Loans 30-89 days past due and accruing:
Commercial and industrial	$2,185	$723
Commercial real estate	1,536	238
Construction and land	—	—
Residential	344	5,791
Home equity and other consumer	274	208
Total loans 30-89 days past due	$4,339	$6,960
Accruing substandard loans:
Commercial and industrial	$8,752	$7,025
Commercial real estate	37,703	19,072
Construction and land	5,500	—
Residential	7,684	10,253
Home equity and other consumer	1,977	2,510
Total accruing substandard loans	$61,616	$38,860

The following table presents a summary of credit quality by geography, based on the location of the regional offices:

	June 30, 2015	December 31, 2014
	(In thousands)
Nonaccrual loans:
New England	$17,943	$26,205
San Francisco Bay	9,163	13,430
Southern California	2,785	4,547
Total nonaccrual loans	$29,891	$44,182
Loans 30-89 days past due and accruing:
New England	$3,873	$6,572
San Francisco Bay	110	375
Southern California	356	13
Total loans 30-89 days past due	$4,339	$6,960
Accruing substandard loans:
New England	$16,666	$11,126
San Francisco Bay	20,396	23,403
Southern California	24,554	4,331
Total accruing substandard loans	$61,616	$38,860

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
At June 30, 2015, the Company’s cash and cash equivalents amounted to $63.1 million. The Holding Company’s cash and cash equivalents amounted to $49.4 million at June 30, 2015. Management believes that the Company and the Holding Company have adequate liquidity to meet their commitments for the foreseeable future.
Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At June 30, 2015, consolidated cash and cash equivalents and securities available for sale, less securities pledged against current borrowings and derivatives, amounted to $1.0 billion, or 14% of total assets, compared to $0.9 billion, or 14% of total assets, at December 31, 2014. Future loan growth may depend upon the Company’s ability to grow its core deposit levels. In addition, the Company has access to available borrowings through the FHLB totaling $1.1 billion as of June 30, 2015 compared to $1.2 billion at December 31, 2014. Combined, this liquidity totals $2.0 billion, or 28% of assets and 37% of total deposits, as of June 30, 2015, compared to $2.1 billion, or 31% of assets and 39% of total deposits, at December 31, 2014.
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
Holding Company Liquidity. The Company and some of the Company’s majority-owned affiliates hold put and call options that would require the Company to purchase (and the majority-owned affiliates to sell) the remaining noncontrolling interests in these companies at the then fair value generally as determined by the respective agreements. At June 30, 2015, the estimated maximum redemption value for these affiliates related to outstanding put options was $19.2 million, all of which could be redeemed within the next 12 months, under certain circumstances, and is classified on the consolidated balance sheets as redeemable noncontrolling interests. These put and call options are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data - Note 14: Noncontrolling Interests” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The Holding Company’s primary sources of funds are dividends from its affiliates and access to the capital and debt markets. The Holding Company recognized $3.6 million in net income from discontinued operations during the six months ended June 30, 2015 related to a revenue sharing agreement with Westfield Capital Management Company, LLC (“Westfield”). Other than the revenue sharing agreement with Westfield, divestitures are not ongoing sources of funds for the Holding Company. Dividends from the Bank are limited by various regulatory requirements relating to capital adequacy and retained earnings. See Part II. Item 5. “Market for Registrant’s Common Equity, Related Stockholders Matters, and Issuers Purchases of Equity Securities” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for further details.
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
The Company is required to pay interest quarterly on its junior subordinated debentures. Since 2010, the Company has been a party to an interest rate swap to hedge a portion of the cash flow associated with a junior subordinated debenture which converted from a fixed rate to a floating rate on December 30, 2010. The estimated cash outlay for the remaining six months of 2015 for the interest payments, including the effect of the cash flow hedge, is approximately $1.9 million based on the debt outstanding as of the date of this filing and estimated LIBOR.
The Company is required to pay cash dividends quarterly on its Series D preferred stock, issued in April 2013, at 6.95% per annum. The estimated cash outlay for the remaining six months of 2015 for the Series D preferred stock dividend payments is approximately $1.7 million. Although the rate of interest is set in the terms of the preferred stock, the quarterly preferred stock dividend payments are subject to approval by the Company’s board of directors.
The Company presently plans to pay cash dividends on its common stock on a quarterly basis dependent upon a number of factors such as profitability, Holding Company liquidity, and the Company’s capital levels. However, the ultimate declaration of dividends by the board of directors of the Company will depend on consideration of, among other things, recent financial trends and internal forecasts, regulatory limitations, alternative uses of capital deployment, general economic conditions, and pending regulatory changes to capital requirements. In January 2015, the Company increased its quarterly dividend from $0.08 per share to $0.09 per share. Based on the current dividend rate and estimated shares outstanding, the Company estimates the amount to be paid out in the remaining six months of 2015 for dividends to common shareholders will be approximately $14.7 million. The estimated dividend payments in 2015 could increase or decrease if the Company’s board of directors voted to increase or decrease, respectively, the current dividend rate, and/or the number of shares outstanding changes significantly.
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
From time to time, the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. At June 30, 2015, the Bank had unused federal fund lines of credit totaling $340.0 million with correspondent institutions to provide it with immediate access to overnight borrowings, compared to $171.0 million at December 31, 2014. At June 30, 2015, the Bank had $100.0 million of outstanding borrowings under these federal fund lines. At December 31, 2014, the Bank had no outstanding borrowings under these federal fund lines. Since the beginning of 2015, the Bank has entered into new relationships at more favorable rates with correspondent institutions to increase its borrowing capacity for federal funds.

The Bank has also negotiated brokered deposit agreements with several institutions that have nationwide distribution capabilities. At June 30, 2015, the Bank had $474.1 million of brokered deposits (net of premiums paid) outstanding under these agreements, compared to $482.8 million at December 31, 2014.
If the Bank was no longer able to utilize the FHLB for borrowing, collateral currently used for FHLB borrowings could be transferred to other facilities such as the Federal Reserve’s discount window. In addition, the Bank could increase its usage of brokered deposits. Other borrowing arrangements may have higher rates than the FHLB would typically charge.

Capital Resources
Total shareholders’ equity at June 30, 2015 was $728.1 million, compared to $703.9 million at December 31, 2014, an increase of $24.2 million, or 3%. The increase in shareholders’ equity was primarily the result of net income, partially offset by dividends paid.
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
To be categorized as “well capitalized,” the Company and the Bank must maintain specified minimum capital ratios. In addition, the Company and the Bank cannot be subject to any written agreement, order or capital directive or prompt corrective action to be considered “well capitalized.” Both the Company and the Bank maintain capital at levels that would be considered “well capitalized” as of June 30, 2015 under the applicable regulations.
As of June 30, 2015, quantitative measures established by regulation to ensure capital adequacy required us to maintain minimum ratios of common equity Tier 1, Tier 1, and total capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations).
The following table presents the Company’s and the Bank’s amount of regulatory capital and related ratios as of June 30, 2015 and December 31, 2014. Also presented are the minimum requirements established by the Federal Reserve and the FDIC as of those dates for the Company and the Bank, respectively, to meet applicable capital requirements and the requirements of the FDIC as of those dates for the Bank to be considered “well capitalized” under the FDIC’s prompt corrective action provisions. Effective January 1, 2015, revised regulatory rules issued by the Federal banking agencies, including the FDIC and the Federal Reserve, went into effect. The capital amounts and ratios disclosed in the table below are presented in accordance with these new rules from that date forward.
The Federal Reserve, the FDIC, and the Massachusetts Division of Banks may impose higher capital ratios than those listed below based upon the results of regulatory exams. The Bank was categorized as “well capitalized” under the FDIC’s prompt corrective action provisions as of June 30, 2015 and December 31, 2014.

	Actual		For capital adequacy purposes (at least)		To be well capitalized under prompt corrective action provisions (at least)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of June 30, 2015
Common equity tier 1 risk-based capital
Company	$515,546	9.77%	$237,551	4.5%	n/a	n/a
Boston Private Bank	600,699	11.48	235,476	4.5	$340,132	6.5%
Tier 1 risk-based capital
Company	649,343	12.30	316,734	6.0	n/a	n/a
Boston Private Bank	600,699	11.48	313,968	6.0	418,623	8.0
Total risk-based capital
Company	734,805	13.92	422,313	8.0	n/a	n/a
Boston Private Bank	666,293	12.73	418,623	8.0	523,279	10.0
Tier 1 leverage capital
Company	649,343	9.62	269,962	4.0	n/a	n/a
Boston Private Bank	600,699	8.99	267,369	4.0	334,212	5.0

As of December 31, 2014
Tier 1 risk-based capital
Company	$637,968	12.57%	$202,959	4.0%	n/a	n/a
Boston Private Bank	566,444	11.25	201,480	4.0	$302,220	6.0%
Total risk-based capital
Company	701,705	13.83	405,918	8.0	n/a	n/a
Boston Private Bank	629,591	12.50	402,960	8.0	503,700	10.0
Tier 1 leverage capital
Company	637,968	9.53	267,651	4.0	n/a	n/a
Boston Private Bank	566,444	8.55	265,077	4.0	331,346	5.0
___________________
n/a = not applicable

Bank regulatory authorities restrict the Bank from lending or advancing funds to, or investing in the securities of, the Company. Further, these authorities restrict the amounts available for the payment of dividends by the Bank to the Company.
As of June 30, 2015, the Company has sponsored the creation of two statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. The Company has dissolved three statutory trusts, in August 2013, October 2013, and January 2014, respectively, after the Company repurchased all of the respective trusts’ trust preferred securities.
In accordance with ASC 810-10-55, Consolidation - Overall - Implementation Guidance and Illustrations - Variable Interest Entities, these statutory trusts created by, or assumed by, the Company are not consolidated into the Company’s financial statements; however, the Company reflects the amounts of junior subordinated debentures payable to the preferred stockholders of statutory trusts as debt in its financial statements. As of both June 30, 2015 and December 31, 2014, all $100.0 million of the net balance of these trust preferred securities qualified as Tier 1 capital.

Results of operations for the three and six months ended June 30, 2015 versus June 30, 2014
Net Income. The Company recorded net income from continuing operations for the three and six months ended June 30, 2015 of $17.3 million and $35.2 million, respectively, compared to $20.9 million and $37.3 million for the same respective periods in 2014. Net income attributable to the Company, which includes income from both continuing and discontinued operations, for the three and six months ended June 30, 2015 was $17.6 million and $36.4 million, respectively, compared to $21.3 million and $38.4 million for the same respective periods in 2014.

The Company recognized diluted EPS from continuing operations for the three and six months ended June 30, 2015 of $0.18 per share and $0.37 per share, respectively, compared to $0.23 per share and $0.41 per share, respectively, for the same periods in 2014. Diluted EPS attributable to common shareholders, which includes both continuing and discontinued operations, for the three and six months ended June 30, 2015 was $0.20 per share and $0.41 per share, respectively, compared to $0.25 per share and $0.45 per share, respectively, for the same periods in 2014.
Net income from continuing operations in both 2015 and 2014 was offset by charges that reduce income available to common shareholders. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 2: Earnings Per Share” for further detail on these charges to income available to common shareholders.
The following discussions are based on the Company’s continuing operations, unless otherwise stated.
The following table presents selected financial highlights:

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2015	2014		2015	2014
	(In thousands)
Net interest income	$45,085	$46,268	(3)%	$91,157	$90,790	—%
Fees and other income	42,660	34,374	24%	84,005	67,107	25%
Total revenue	87,745	80,642	9%	175,162	157,897	11%
Provision/ (credit) for loan losses	—	(5,000)	nm	(2,500)	(6,200)	(60)%
Operating expense	62,418	54,402	15%	125,845	109,370	15%
Income tax expense	8,000	10,333	(23)%	16,572	17,471	(5)%
Net income from continuing operations	17,327	20,907	(17)%	35,245	37,256	(5)%
Net income from discontinued operations	1,546	1,450	7%	3,640	3,378	8%
Less: Net income attributable to noncontrolling interests	1,263	1,025	23%	2,492	2,261	10%
Net income attributable to the Company	$17,610	$21,332	(17)%	$36,393	$38,373	(5)%
_____________
nm    not meaningful

Net interest income. Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference between the average rate earned on total interest-earning assets and the average rate paid on total interest-bearing liabilities. Net Interest Margin (“NIM”) is the amount of net interest income, on a fully taxable-equivalent (“FTE”) basis, expressed as a percentage of average interest-earning assets. The average rate earned on earning assets is the amount of annualized taxable equivalent interest income expressed as a percentage of average earning assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities. When credit quality declines and loans are placed on nonaccrual status, NIM can decrease because the same assets are earning less income. Loans graded as substandard but still accruing interest income totaled $61.6 million at June 30, 2015 and could be placed on nonaccrual status if their credit quality declines further.
Net interest income for the three months ended June 30, 2015 was $45.1 million, a decrease of $1.2 million, or 3%, compared to the same period in 2014. For the six months ended June 30, 2015, net interest income was $91.2 million, which was flat compared to the same period in 2014. The decrease for the three months ended June 30, 2015 is due to higher interest recovered on previous nonaccrual loans in the second quarter of 2014 than in the same period of 2015, higher volume and rates paid on the Company's deposits, higher volume of borrowings, and lower yields on loans, partially offset by higher volume and yields on cash and investments, higher volume on loans, and lower rates paid on borrowings. For the six months ended June 30, 2015, increases in the volume and yields of cash and investments, increases in the volume of loans, and decreases in rates paid on borrowings were offset by increases in volume of deposits and decreases in yields on loans due to higher interest recovered on previous nonaccrual loans in the first six months of 2014 than in the same period of 2015. The NIM was 2.90% for the three months ended June 30, 2015, a decrease of 24 basis points compared to the same period in 2014. For the six months ended June 30, 2015, the NIM was 2.95%, a decrease of 14 basis points compared to the same period in 2014.
The following tables present the composition of the Company’s NIM on a FTE basis for the three and six months ended June 30, 2015 and 2014; however, the discussion following these tables reflects non-FTE data.

	Average Balance		Interest Income/Expense		Average Yield/Rate
	As of and for the three months ended June 30,
AVERAGE BALANCE SHEET:	2015	2014	2015	2014	2015	2014
AVERAGE ASSETS	(In thousands)
Interest-Earning Assets:
Cash and Investments: (1)
Taxable investment securities	$342,259	$262,253	$1,075	$730	1.26%	1.12%
Non-taxable investment securities (2)	242,387	224,634	1,731	1,406	2.86%	2.50%
Mortgage-backed securities	538,688	332,928	2,775	1,689	2.06%	2.03%
Federal funds sold and other	90,616	187,722	282	253	1.23%	0.62%
Total Cash and Investments	1,213,950	1,007,537	5,863	4,078	1.93%	1.64%
Loans: (3)
Commercial and Construction (2)	2,874,547	2,856,603	30,013	33,397	4.13%	4.62%
Residential	2,160,987	2,039,146	16,637	15,984	3.08%	3.14%
Home Equity and Other Consumer	290,029	242,988	2,038	1,744	2.82%	2.88%
Total Loans	5,325,563	5,138,737	48,688	51,125	3.63%	3.95%
Total Earning Assets	6,539,513	6,146,274	54,551	55,203	3.32%	3.57%
Less: Allowance for Loan Losses	77,938	79,071
Cash and due from Banks (non-interest bearing)	41,596	32,016
Other Assets	410,296	366,833
TOTAL AVERAGE ASSETS	$6,913,467	$6,466,052
AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
Savings and NOW	$589,123	$601,104	$87	$111	0.06%	0.07%
Money Market	2,754,817	2,509,400	2,551	1,994	0.37%	0.32%
Certificates of Deposits	597,617	615,325	1,184	1,270	0.79%	0.83%
Total Interest-Bearing Deposits	3,941,557	3,725,829	3,822	3,375	0.39%	0.36%
Junior Subordinated Debentures	106,363	106,363	967	965	3.60%	3.59%
FHLB Borrowings and Other	576,403	527,418	2,046	2,374	1.40%	1.78%
Total Interest-Bearing Liabilities	4,624,323	4,359,610	6,835	6,714	0.59%	0.61%
Noninterest Bearing Demand Deposits	1,443,228	1,334,791
Payables and Other Liabilities	97,641	93,539
Total Average Liabilities	6,165,192	5,787,940
Redeemable Noncontrolling Interests	22,760	23,850
Average Shareholders’ Equity	725,515	654,262
TOTAL AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY	$6,913,467	$6,466,052
Net Interest Income - on a FTE Basis			$47,716	$48,489
FTE Adjustment (2)			2,631	2,221
Net Interest Income (GAAP Basis)			$45,085	$46,268
Interest Rate Spread					2.73%	2.96%
Net Interest Margin					2.90%	3.14%

	Average Balance		Interest Income/Expense		Average Yield/Rate
	As of and for the six months ended June 30,
AVERAGE BALANCE SHEET:	2015	2014	2015	2014	2015	2014
AVERAGE ASSETS	(In thousands)
Interest-Earning Assets:
Cash and Investments: (1)
Taxable investment securities	$331,565	$258,470	$2,070	$1,366	1.25%	1.06%
Non-taxable investment securities (2)	236,352	224,346	3,301	2,797	2.79%	2.49%
Mortgage-backed securities	527,423	336,982	5,389	3,625	2.04%	2.15%
Federal funds sold and other	118,749	195,632	516	599	0.93%	0.62%
Total Cash and Investments	1,214,089	1,015,430	11,276	8,387	1.87%	1.66%
Loans: (3)
Commercial and Construction (2)	2,863,237	2,845,103	61,379	64,317	4.26%	4.50%
Residential	2,150,813	2,037,200	33,292	32,154	3.10%	3.16%
Home Equity and Other Consumer	284,031	244,285	3,992	3,549	2.83%	2.93%
Total Loans	5,298,081	5,126,588	98,663	100,020	3.71%	3.89%
Total Earning Assets	6,512,170	6,142,018	109,939	108,407	3.37%	3.52%
Less: Allowance for Loan Losses	77,491	78,155
Cash and due from Banks (non-interest bearing)	39,894	36,835
Other Assets	411,724	367,856
TOTAL AVERAGE ASSETS	$6,886,297	$6,468,554
AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
Savings and NOW	$594,380	$573,691	$191	$209	0.06%	0.07%
Money Market	2,783,569	2,499,981	5,146	3,839	0.37%	0.31%
Certificates of Deposits	600,992	619,884	2,377	2,543	0.80%	0.83%
Total Interest-Bearing Deposits	3,978,941	3,693,556	7,714	6,591	0.39%	0.36%
Junior Subordinated Debentures	106,363	106,363	1,923	1,920	3.60%	3.59%
FHLB Borrowings and Other	523,691	517,198	3,990	4,717	1.52%	1.81%
Total Interest-Bearing Liabilities	4,608,995	4,317,117	13,627	13,228	0.59%	0.61%
Noninterest Bearing Demand Deposits	1,434,460	1,380,285
Payables and Other Liabilities	100,529	100,221
Total Average Liabilities	6,143,984	5,797,623
Redeemable Noncontrolling Interests	22,205	23,285
Average Shareholders’ Equity	720,108	647,646
TOTAL AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY	$6,886,297	$6,468,554
Net Interest Income - on a FTE Basis			$96,312	$95,179
FTE Adjustment (2)			5,155	4,389
Net Interest Income (GAAP Basis)			$91,157	$90,790
Interest Rate Spread					2.78%	2.91%
Net Interest Margin					2.95%	3.09%
________________________

(1)	Investments classified as available for sale are shown in the average balance sheet at amortized cost.

(2)	Interest income on non-taxable investments and loans is presented on a FTE basis using statutory rates. The discussion following these tables reflects non-FTE data.

(3)	Includes loans held for sale and nonaccrual loans.

Interest and Dividend Income. Interest and dividend income for the three months ended June 30, 2015 was $51.9 million, a decrease of $1.1 million, or 2%, compared to the same period in 2014. Interest and dividend income for the six months ended June 30, 2015 was $104.8 million, an increase of $0.8 million, or 1%, compared to the same period in 2014. The decrease for the three months was primarily due to lower amounts of interest recovered on previous nonaccrual loans in the second quarter 2015 compared to the same period last year and lower yields on loans, partially offset by higher volume and yields on cash and investments, and higher volume of loans. The increase for the six months was primarily due to higher volume and yields on cash and investments and higher volume of loans, partially offset by lower amounts of interest recovered on previous nonaccrual loans in the six months ended June 30, 2015 and lower yields on loans.
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
Interest income on commercial loans (including construction loans), on a non-FTE basis, for the three months ended June 30, 2015 was $28.0 million, a decrease of $3.7 million, or 12%, compared to the same period in 2014, as a result of a 54 basis point decrease in the average yield, partially offset by a 1% increase in the average balance. For the six months ended June 30, 2015, commercial interest income was $57.4 million, a decrease of $3.5 million, or 6%, compared to the same period in 2014, as a result of an 18 basis point decrease in the average yield, partially offset by a 1% increase in the average balance. The increase in the average balance for the three and six month periods is related to the organic growth of the commercial loan portfolio at the Bank, as discussed above in “Loan Portfolio and Credit Quality.” The decrease in the average yield for the three and six month periods is the result of market conditions leading to lower rates due to competition for higher quality loans as well as the timing and volume of interest recoveries on previous nonaccrual loans.
Interest income on residential mortgage loans for the three months ended June 30, 2015 was $16.6 million, an increase of $0.7 million, or 4%, compared to the same period in 2014, as a result of a 6% increase in the average balance, partially offset by a six basis point decrease in the average yield. For the six months ended June 30, 2015, residential mortgage interest income was $33.3 million, an increase of $1.1 million, or 4%, compared to the same period in 2014, as a result of a 6% increase in the average balance, partially offset by a six basis point decrease in the average yield. The increase in the average balances for the three and six month periods was due to the organic growth of the residential loan portfolio at the Bank. The decrease in the average yield for the three and six month periods was primarily due to adjustable rate mortgage (“ARM”) loans repricing to lower rates, clients refinancing into lower rates and new loan originations at historically low rates.
Interest income on home equity and other consumer loans for the three months ended June 30, 2015 was $2.0 million, an increase of $0.3 million, or 17%, compared to the same period in 2014, as a result of a 19% increase in the average balance, partially offset by a six basis point decrease in the average yield. For the six months ended June 30, 2015, home equity and other consumer interest income was $4.0 million, an increase of $0.4 million, or 12%, compared to the same period in 2014, as a result of a 16% increase in the average balance, partially offset by a ten basis point decrease in the average yield. The increase in average balances for the three and six month periods reflects client demand. The decrease in average yields for the three and six month periods is primarily due to lower market rates on consumer loans.
Investment income, on a non-FTE basis, for the three months ended June 30, 2015 was $5.3 million, an increase of $1.7 million, or 47%, compared to the same period in 2014, as a result of a 31 basis point increase in the average yield and a 20% increase in the average balance. For the six months ended June 30, 2015, investment income was $10.1 million, an increase of $2.7 million, or 37%, compared to the same period in 2014, as a result of a 20% increase in the average balance and a 28 basis point increase in the average yield. The increase in the average balances for the three and six month periods is primarily due to timing and volume of deposit balances as compared to the level of loans outstanding. Investment decisions are made based on anticipated liquidity, loan demand, and asset-liability management considerations.
Interest expense. Interest expense on deposits and borrowings for the three months ended June 30, 2015 was $6.8 million, an increase of $0.1 million, or 2%, compared to the same period in 2014. For the six months ended June 30, 2015, interest expense on deposits and borrowings was $13.6 million, an increase of $0.4 million, or 3%, compared to the same period in 2014.
Interest expense on interest-bearing deposits for the three months ended June 30, 2015 was $3.8 million, an increase of $0.4 million, or 13%, compared to the same period in 2014, as a result of a 6% increase in the average balance and a three basis point increase in the average rate paid. For the six months ended June 30, 2015, interest expense on deposits was $7.7 million, an increase of $1.1 million, or 17%, compared to the same period in 2014, as a result of an 8% increase in the average balance and a three basis point increase in the average rate paid.

Interest paid on borrowings for the three months ended June 30, 2015 was $3.0 million, a decrease of $0.3 million, or 10%, compared to the same period in 2014, as a result of a 38 basis point decrease in the average rate paid, partially offset by a 9% increase in the average balance of FHLB borrowings and other. For the six months ended June 30, 2015, interest paid on borrowings was $5.9 million, a decrease of $0.7 million, or 11%, compared to the same period in 2014, as a result of a 29 basis point decrease in the average rate paid on FHLB borrowings and other, partially offset by a 1% increase in the average balance of FHLB borrowings and other. The decrease for the three and six month periods in the average rate paid is primarily due to the higher-rate FHLB borrowings maturing or being repaid.
Provision/ (credit) for loan losses. The Company did not record a provision/ (credit) for loan losses for the three months ended June 30, 2015, compared to a credit of $5.0 million for the same period in 2014. For the six months ended June 30, 2015, the provision/ (credit) for loan losses was a credit of $2.5 million, compared to a credit of $6.2 million for the same period in 2014. No provision or credit was required for the three months ended June 30, 2015 as changes in loss factors, net recoveries and payoffs of classified loans were offset by loan growth and loan downgrades. The $5.0 million provision credit for three months ended June 30, 2014 was the result of net recoveries, the sale of commercial loans from the portfolio, and continuing credit quality improvement.
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
Fees and other income. Fees and other income for the three months ended June 30, 2015 was $42.7 million, an increase of $8.3 million, or 24%, compared to the same period in 2014. For the six months ended June 30, 2015, fees and other income was $84.0 million, an increase of $16.9 million, or 25%, compared to the same period in 2014. Factors affecting the increases in the three and six month periods are the acquisition of Banyan, higher wealth advisory fees, and increases in other income, partially offset by decreases in gain on sale of loans.
Wealth advisory fee income for the three months ended June 30, 2015 was $12.7 million, an increase of $0.7 million, or 6%, compared to the same period in 2014. For the six months ended June 30, 2015, wealth advisory fee income was $25.4 million, an increase of $1.9 million, or 8%, compared to the same period in 2014. AUM managed or advised by the Wealth Advisors was $9.9 billion at June 30, 2015, an increase of $0.2 billion, or 2%, compared to June 30, 2014. The increase is due to market appreciation of $0.1 billion and flat net flows.
Wealth management and trust fee income for the three months ended June 30, 2015 was $13.5 million, an increase of $6.5 million, or 92%, compared to the same period in 2014. For the six months ended June 30, 2015, wealth management and trust fee income was $27.1 million, an increase of $13.1 million, or 94%, compared to the same period in 2014. AUM as of June 30, 2015 managed or advised by BP Wealth was $9.0 billion, an increase of $4.3 billion, or 91%, compared to June 30, 2014. The increase is due to the acquisition of Banyan, which added $4.3 billion of AUM in the fourth quarter of 2014 and market appreciation of $0.3 billion, partially offset by net outflows of $0.3 billion.
Gain on sale of loans for the three months ended June 30, 2015 was $0.4 million, a decrease of $1.3 million, or 79% compared to the same period in 2014. For the six months ended June 30, 2015, gain on sale of loans was $0.7 million, a decrease of $1.1 million, or 63%, compared to the same period in 2014. Gain on sale of loans in 2014 represents gains on sale of loans originated for sale as well as the second quarter 2014 sale of $57.0 million of loans from the Company’s commercial portfolio which resulted in a $1.6 million gain on sale. Loans originated for sale have been negatively impacted in 2014 and 2015 by the significant decline in volume of residential loan refinancing.
Other income for the three months ended June 30, 2015 was $2.3 million, an increase of $2.1 million compared to the same period in 2014. For the six months ended June 30, 2015, other income was $3.4 million, an increase of $2.9 million compared to the same period in 2014. The second quarter of 2015 included $1.1 million related to the market value adjustment for the Banyan earnout and $0.9 million in gains on partnership investments, while the first six months of 2015 included a $1.5 million market value adjustment for the Banyan earnout and $1.5 million in gains on partnership investments, as compared to the three and six months ended June 30, 2014 where there was no earnout adjustment and $0.2 million and $0.4 million, respectively, in gains on partnership investments.

Operating Expense. Operating expense for the three months ended June 30, 2015 was $62.4 million, an increase of $8.0 million, or 15%, compared to the same period in 2014. For the six months ended June 30, 2015, operating expense was $125.8 million, an increase of $16.5 million, or 15%, compared to the same period in 2014. The increase for the three and six months ended June 30, 2015 is primarily due to the acquisition of Banyan. Increases in salaries and employee benefits, occupancy and equipment, amortization of intangibles, and other expense were partially offset by a decrease in marketing and business development.
Salaries and employee benefits expense, the largest component of operating expense, for the three months ended June 30, 2015 was $39.8 million, an increase of $5.5 million, or 16%, compared to the same period in 2014. For the six months ended June 30, 2015, salaries and employee benefits was $81.9 million, an increase of $11.0 million, or 16%, compared to the same period in 2014. The three and six month increases are primarily due to the acquisition of Banyan, along with higher fixed compensation, partially offset by lower variable compensation costs and post-employment benefits.
Occupancy and equipment expense for the three months ended June 30, 2015 was $9.1 million, an increase of $1.7 million, or 24%, compared to the same period in 2014. For the six months ended June 30, 2015, occupancy and equipment was $18.1 million, an increase of $3.0 million, or 20%, compared to the same period in 2014. The three and six month increases are primarily due to the acquisition of Banyan as well as higher occupancy expense in the Wealth Advisory segment.
Marketing and business development expense for the three months ended June 30, 2015 was $1.7 million, a decrease of $1.0 million, or 38%, compared to the same period in 2014. For the six months ended June 30, 2015, marketing and business development was $3.1 million, a decrease of $1.1 million, or 27%, compared to the same period in 2014. The three and six month decreases are primarily related to the timing of marketing programs at the Private Banking and Wealth Management and Trust segments.
Amortization of intangibles for the three months ended June 30, 2015 was $1.7 million, an increase of $0.6 million, or 58%, compared to the same period in 2014. For the six months ended June 30, 2015, amortization of intangibles was $3.3 million, an increase of $1.2 million, or 55%, compared to the same period in 2014. The three and six month increases are due to the intangible assets acquired in the Banyan acquisition.
Other expense for the three months ended June 30, 2015 was $4.3 million, an increase of $1.1 million, or 37%, compared to the same period in 2014. For the six months ended June 30, 2015, other expense was $8.1 million, an increase of $2.0 million, or 34%, compared to the same period in 2014. The three and six month increases are primarily due to increased insurance expenses, problem loan expenses, and employee travel.
Income Tax Expense. Income tax expense for continuing operations for the three and six months ended June 30, 2015 was $8.0 million and $16.6 million, respectively. The effective tax rate for continuing operations for the six months ended June 30, 2015 was 32.0%, compared to an effective tax rate of 31.9% for the same period in 2014. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 9: Income Taxes” for further detail.

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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), amending the ASC and creating a new Topic 606, Revenue from Contracts with Customers. This issuance was part of the joint project between the FASB and the International Accounting Standards Board to clarify the principles of recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The impact of ASU 2014-09 on the Company’s consolidated financial statements is not yet known. Additionally, a proposed ASU was circulated in April 2015 which, if issued, would defer adoption to annual reporting periods beginning after December 15, 2017.

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
The Company acquired Banyan Partners, LLC in October 2014 and it is now part of the newly-created Boston Private Wealth, LLC. Banyan Partners, LLC's internal control over financial reporting has been excluded from the Company's assessment of the effectiveness of the Company's internal control over financial reporting as of June 30, 2015. The Wealth Management and Trust segment, which includes the operations of both Boston Private Wealth, LLC and Boston Private Bank's existing trust business, had total assets of $78.5 million at June 30, 2015 and total revenues of $14.6 million and $28.6 million for the three and six months ended June 30, 2015, respectively. These are included in the consolidated financial statements of the Company.
Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of June 30, 2015 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries, was made known to the certifying officers by others within the Company and its consolidated subsidiaries in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. On a quarterly basis, the Company evaluates the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.
(b) Change in internal controls over financial reporting.
There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.     Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
None.

Item 6.     Exhibits
(a) Exhibits

Exhibit No.	Description	Incorporated by Reference			Filed or Furnished with this 10-Q
		Form	SEC Filing Date	Exhibit Number
10.1	Amended and Restated Employment Agreement by and among Boston Private Wealth LLC (formerly named BP Wealth Management LLC), Boston Private Bank & Trust Company and Peter J. Raimondi	8-K	6/10/2015	10.1
31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

/s/ CLAYTON G. DEUTSCH
August 5, 2015	Clayton G. Deutsch
Chief Executive Officer

/s/ DAVID J. KAYE
August 5, 2015	David J. Kaye
Executive Vice President, Chief Financial and Administrative Officer