Form 10-Q
period 2015-09-30
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2015-11-09
CIK 821127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 6, 2015:

Common Stock, Par Value $1.00 Per Share	83,652,864
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION, ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2015	December 31, 2014
	(In thousands, except share and per share data)
Assets:
Cash and cash equivalents	$43,640	$172,609
Investment securities available for sale (amortized cost of $1,016,215 and $826,858 at September 30, 2015 and December 31, 2014, respectively)	1,023,255	829,993
Investment securities held to maturity (fair value of $123,186 and $142,339 at September 30, 2015 and December 31, 2014, respectively)	121,679	140,727
Stock in Federal Home Loan Banks	35,518	32,281
Loans held for sale	7,685	7,099
Total loans	5,607,472	5,269,936
Less: Allowance for loan losses	79,246	75,838
Net loans	5,528,226	5,194,098
Other real estate owned (“OREO”)	776	929
Premises and equipment, net	30,841	32,199
Goodwill	152,082	152,082
Intangible assets, net	34,806	39,718
Fees receivable	11,308	12,517
Accrued interest receivable	17,039	16,071
Deferred income taxes, net	45,438	47,576
Other assets	128,235	119,975
Total assets	$7,180,528	$6,797,874
Liabilities:
Deposits	$5,647,859	$5,453,879
Securities sold under agreements to repurchase	35,698	30,496
Federal funds purchased	60,000	—
Federal Home Loan Bank borrowings	461,899	370,150
Junior subordinated debentures	106,363	106,363
Other liabilities	109,695	112,170
Total liabilities	6,421,514	6,073,058
Redeemable Noncontrolling Interests	18,257	20,905
Shareholders’ Equity:
Preferred stock, $1.00 par value; authorized: 2,000,000 shares; Series D, 6.95% Non-Cumulative Perpetual, issued and outstanding: 50,000 shares at September 30, 2015 and December 31, 2014; liquidation preference: $1,000 per share	47,753	47,753
Common stock, $1.00 par value; authorized: 170,000,000 shares; issued and outstanding: 83,645,364 shares at September 30, 2015 and 82,961,855 shares at December 31, 2014	83,645	82,962
Additional paid-in capital	598,968	610,903
Retained earnings/ (accumulated deficit)	5,960	(37,396)
Accumulated other comprehensive income/ (loss)	1,287	(697)
Total Company’s shareholders’ equity	737,613	703,525
Noncontrolling interests	3,144	386
Total shareholders’ equity	740,757	703,911
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$7,180,528	$6,797,874
See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$48,058	$47,931	$142,721	$144,541
Taxable investment securities	1,094	876	3,164	2,242
Non-taxable investment securities	1,264	942	3,410	2,760
Mortgage-backed securities	2,681	1,605	8,070	5,230
Federal funds sold and other	425	379	941	978
Total interest and dividend income	53,522	51,733	158,306	155,751
Interest expense:
Deposits	4,007	3,603	11,721	10,194
Federal Home Loan Bank borrowings	2,051	2,354	5,999	7,039
Junior subordinated debentures	979	976	2,902	2,896
Repurchase agreements and other short-term borrowings	12	17	54	49
Total interest expense	7,049	6,950	20,676	20,178
Net interest income	46,473	44,783	137,630	135,573
Provision/ (credit) for loan losses	2,600	(2,600)	100	(8,800)
Net interest income after provision/ (credit) for loan losses	43,873	47,383	137,530	144,373
Fees and other income:
Investment management fees	11,360	12,011	34,805	35,226
Wealth advisory fees	12,515	12,278	37,868	35,730
Wealth management and trust fees	12,424	7,251	39,527	21,255
Other banking fee income	2,780	1,835	6,721	5,192
Gain on sale of loans, net	364	183	1,029	1,966
Gain on sale of investments, net	5	8	21	9
Gain/ (loss) on OREO, net	35	150	124	988
Other	(37)	53	3,356	510
Total fees and other income	39,446	33,769	123,451	100,876
Operating expense:
Salaries and employee benefits	37,938	35,855	119,881	106,767
Occupancy and equipment	9,064	7,346	27,194	22,492
Professional services	2,848	2,796	9,083	9,165
Marketing and business development	2,008	1,408	5,062	5,564
Contract services and data processing	1,600	1,404	4,532	4,289
Amortization of intangibles	1,655	1,031	4,912	3,129
FDIC insurance	916	857	2,890	2,607
Restructuring	1,504	—	1,724	—
Other	4,396	3,302	12,496	9,356
Total operating expense	61,929	53,999	187,774	163,369
Income before income taxes	21,390	27,153	73,207	81,880
Income tax expense	8,182	8,993	24,754	26,464
Net income from continuing operations	13,208	18,160	48,453	55,416
Net income from discontinued operations	1,316	1,272	4,956	4,650
Net income before attribution to noncontrolling interests	14,524	19,432	53,409	60,066
(Continued)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands, except share and per share data)
Less: Net income attributable to noncontrolling interests	994	1,167	3,486	3,428
Net income attributable to the Company	$13,530	$18,265	$49,923	$56,638
Adjustments to net income attributable to the Company to arrive at net income attributable to common shareholders	$146	$(871)	$(2,006)	$(3,380)
Net income attributable to common shareholders for earnings per share calculation	$13,676	$17,394	$47,917	$53,258
Basic earnings per share attributable to common shareholders:
From continuing operations:	$0.15	$0.20	$0.53	$0.62
From discontinued operations:	$0.02	$0.02	$0.06	$0.06
Total attributable to common shareholders:	$0.17	$0.22	$0.59	$0.68
Weighted average basic common shares outstanding	81,103,938	78,687,062	80,801,113	78,425,613
Diluted earnings per share attributable to common shareholders:
From continuing operations:	$0.15	$0.20	$0.52	$0.60
From discontinued operations:	$0.01	$0.02	$0.06	$0.06
Total attributable to common shareholders:	$0.16	$0.22	$0.58	$0.66
Weighted average diluted common shares outstanding	83,369,195	80,610,958	83,017,921	80,324,628

 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net income attributable to the Company	$13,530	$18,265	$49,923	$56,638
Other comprehensive income/ (loss), net of tax:
Unrealized gain/ (loss) on securities available for sale	4,337	(659)	2,351	2,692
Reclassification adjustment for net realized gain/ (loss) included in net income	3	4	12	5
Net unrealized gain/ (loss) on securities available for sale	4,334	(663)	2,339	2,687
Unrealized gain/ (loss) on cash flow hedges	(1,118)	390	(2,135)	(1,082)
Reclassification adjustment for net realized gain/ (loss) included in net income	(597)	(503)	(1,781)	(1,280)
Net unrealized gain/ (loss) on cash flow hedges	(521)	893	(354)	198
Net unrealized gain/ (loss) on other	(1)	—	(1)	—
Other comprehensive income/ (loss), net of tax	3,812	230	1,984	2,885
Total comprehensive income attributable to the Company, net	$17,342	$18,495	$51,907	$59,523
 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/ (Loss)	Non- controlling Interests	Total
	(In thousands, except share data)
Balance, December 31, 2013	$47,753	$79,838	$616,334	$(106,211)	$(4,197)	$171	$633,688
Net income attributable to the Company	—	—	—	56,638	—	—	56,638
Other comprehensive income/ (loss), net	—	—	—	—	2,885	—	2,885
Dividends paid to common shareholders: $0.24 per share	—	—	(19,216)	—	—	—	(19,216)
Dividends paid to preferred shareholders	—	—	(2,606)	—	—	—	(2,606)
Net change in noncontrolling interests	—	—	—	—	—	92	92
Net proceeds from issuance of:
126,219 shares of common stock	—	126	1,130	—	—	—	1,256
493,290 shares of incentive stock grants, net of 75,598 shares canceled or forfeited and 128,003 shares withheld for employee taxes	—	289	(1,899)	—	—	—	(1,610)
Amortization of stock compensation and employee stock purchase plan	—	—	4,024	—	—	—	4,024
Stock options exercised	—	211	1,423	—	—	—	1,634
Tax benefit/ (deficiency) from certain stock compensation awards	—	—	1,016	—	—	—	1,016
Other equity adjustments	—	—	(2,170)	—	—	—	(2,170)
Balance, September 30, 2014	$47,753	$80,464	$598,036	$(49,573)	$(1,312)	$263	$675,631

Balance, December 31, 2014	$47,753	$82,962	$610,903	$(37,396)	$(697)	$386	$703,911
Net income attributable to the Company	—	—	—	49,923	—	—	49,923
Other comprehensive income/ (loss), net	—	—	—	—	1,984	—	1,984
Dividends paid to common shareholders: $0.27 per share	—	—	(16,703)	(5,698)	—	—	(22,401)
Dividends paid to preferred shareholders	—	—	(1,737)	(869)	—	—	(2,606)
Net change in noncontrolling interests	—	—	—	—	—	2,758	2,758
Net proceeds from issuance of:
138,463 shares of common stock	—	138	1,437	—	—	—	1,575
705,585 shares of incentive stock grants, net of 145,992 shares canceled or forfeited and 154,862 shares withheld for employee taxes	—	405	(2,340)	—	—	—	(1,935)
Amortization of stock compensation and employee stock purchase plan	—	—	7,631	—	—	—	7,631
Stock options exercised	—	140	983	—	—	—	1,123
Tax benefit/ (deficiency) from certain stock compensation awards	—	—	(1,008)	—	—	—	(1,008)
Other equity adjustments	—	—	(198)	—	—	—	(198)
Balance, September 30, 2015	$47,753	$83,645	$598,968	$5,960	$1,287	$3,144	$740,757

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income attributable to the Company	$49,923	$56,638
Adjustments to arrive at net income from continuing operations
Net income attributable to noncontrolling interests	3,486	3,428
Less: Net income from discontinued operations	(4,956)	(4,650)
Net income from continuing operations	48,453	55,416
Adjustments to reconcile net income from continuing operations to net cash provided by/ (used in) operating activities:
Depreciation and amortization	16,921	13,700
Net income attributable to noncontrolling interests	(3,486)	(3,428)
Equity issued as compensation	7,631	4,024
Provision/ (credit) for loan losses	100	(8,800)
Loans originated for sale	(128,194)	(48,625)
Proceeds from sale of loans held for sale	128,637	50,171
Deferred income tax expense/ (benefit)	(109)	4,642
Net decrease/ (increase) in other operating activities	(7,798)	15,564
Net cash provided by/ (used in) operating activities of continuing operations	62,155	82,664
Net cash provided by/ (used in) operating activities of discontinued operations	4,956	4,650
Net cash provided by/ (used in) operating activities	67,111	87,314
Cash flows from investing activities:
Investment securities available for sale:
Purchases	(362,430)	(192,350)
Sales	5,850	5,566
Maturities, redemptions, and principal payments	162,040	153,869
Investment securities held to maturity:
Purchases	—	(34,936)
Principal payments	18,449	13,847
(Investments)/ distributions in trusts, net	(68)	(362)
(Purchase)/ redemption of Federal Home Loan Banks stock	(3,237)	6,078
Net (increase)/ decrease in portfolio loans	(340,813)	(161,145)
Proceeds from recoveries of loans previously charged-off	5,340	9,771
Proceeds from sale of OREO	277	988
Proceeds from sale of portfolio loans	—	58,568
Capital expenditures, net of sale proceeds	(3,593)	(5,165)
Cash used in other investing activities	—	(1,602)
Net cash provided by/ (used in) investing activities of continuing operations	(518,185)	(146,873)
Net cash provided by/ (used in) investing activities	(518,185)	(146,873)
(Continued)

	Nine months ended September 30,
	2015	2014
	(In thousands)
Cash flows from financing activities:
Net increase/ (decrease) in deposits	193,980	224,511
Net increase/ (decrease) in securities sold under agreements to repurchase	5,202	(28,931)
Net increase/ (decrease) in federal funds purchased	60,000	—
Net increase/ (decrease) in short-term Federal Home Loan Bank borrowings	60,000	—
Advances of long-term Federal Home Loan Bank borrowings	67,636	20,000
Repayments of long-term Federal Home Loan Bank borrowings	(35,887)	(15,887)
Dividends paid to common shareholders	(22,401)	(19,216)
Dividends paid to preferred shareholders	(2,606)	(2,606)
Tax benefit/ (deficiency) from certain stock compensation awards	(1,008)	1,016
Proceeds from stock option exercises	1,123	1,634
Proceeds from issuance of common stock, net	(360)	(354)
Distributions paid to noncontrolling interests	(3,317)	(3,272)
Other equity adjustments	(257)	(305)
Net cash provided by/ (used in) financing activities of continuing operations	322,105	176,590
Net cash provided by/ (used in) financing activities	322,105	176,590
Net increase/ (decrease) in cash and cash equivalents	(128,969)	117,031
Cash and cash equivalents at beginning of year	172,609	191,881
Cash and cash equivalents at end of period	$43,640	$308,912
Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$20,563	$22,894
Cash paid for income taxes, net of (refunds received)	28,939	19,999
Change in unrealized gain/ (loss) on securities available for sale, net of tax	2,339	2,687
Change in unrealized gain/ (loss) on cash flow hedges, net of tax	(354)	198
Change in unrealized gain/ (loss) on other, net of tax	(1)	—
Non-cash transactions:
Loans transferred into/ (out of) held for sale from/ (to) portfolio	—	56,967
Loans charged-off	(2,032)	(2,059)

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
The Wealth Management and Trust segment is comprised of the trust operations of Boston Private Bank and the operations of Boston Private Wealth LLC (“BP Wealth”). BP Wealth was formed in the first quarter of 2015 and combines Boston Private Bank’s existing wealth management business and the business of Banyan Partners, LLC (“Banyan”), which Boston Private Bank purchased in the fourth quarter of 2014. The segment offers investment management, wealth management, family office, and trust services to individuals, families, and institutions. The Wealth Management and Trust segment operates in New England; South Florida; Texas; California; Atlanta, Georgia; and Madison, Wisconsin. For comparative purposes, the Wealth Management and Trust data that was previously included within the Private Banking segment has been reclassified into the Wealth Management and Trust segment.
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

2.    Earnings Per Share
The two class method of calculating earnings per share (“EPS”) is presented below for the three and nine months ended September 30, 2015 and 2014. The following tables present the computations of basic and diluted EPS:

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
(In thousands, except share and per share data)
Basic earnings per share - Numerator:
Net income from continuing operations	$13,208	$18,160	$48,453	$55,416
Less: Net income attributable to noncontrolling interests	994	1,167	3,486	3,428
Net income from continuing operations attributable to the Company	12,214	16,993	44,967	51,988
Decrease/ (increase) in noncontrolling interests’ redemption values (1)	1,028	112	777	(257)
Dividends on preferred and participating securities	(874)	(908)	(2,692)	(2,795)
Total adjustments to income attributable to common shareholders	154	(796)	(1,915)	(3,052)
Net income from continuing operations attributable to common shareholders, before allocation to participating securities	12,368	16,197	43,052	48,936
Less: Amount allocated to participating securities	(6)	(66)	(73)	(284)
Net income from continuing operations attributable to common shareholders, after allocation to participating securities	$12,362	$16,131	$42,979	$48,652
Net income from discontinued operations, before allocation to participating securities	$1,316	$1,272	$4,956	$4,650
Less: Amount allocated to participating securities	(2)	(9)	(18)	(44)
Net income from discontinued operations, after allocation to participating securities	$1,314	$1,263	$4,938	$4,606
Net income attributable to common shareholders, before allocation to participating securities	$13,684	$17,469	$48,008	$53,586
Less: Amount allocated to participating securities	(8)	(75)	(91)	(328)
Net income attributable to common shareholders, after allocation to participating securities	$13,676	$17,394	$47,917	$53,258

Basic earnings per share - Denominator:
Weighted average basic common shares outstanding	81,103,938	78,687,062	80,801,113	78,425,613
Per share data - Basic earnings per share from:
Continuing operations	$0.15	$0.20	$0.53	$0.62
Discontinued operations	$0.02	$0.02	$0.06	$0.06
Total attributable to common shareholders	$0.17	$0.22	$0.59	$0.68

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
(In thousands, except share and per share data)
Diluted earnings per share - Numerator:
Net income from continuing operations attributable to common shareholders, after allocation to participating securities	$12,362	$16,131	$42,979	$48,652
Add back: income allocated to dilutive securities	—	—	—	—
Net income from continuing operations attributable to common shareholders, after allocation to participating securities, after assumed dilution	12,362	16,131	42,979	48,652
Net income from discontinued operations, after allocation to participating securities	1,314	1,263	4,938	4,606
Net income attributable to common shareholders, after allocation to participating securities, after assumed dilution	$13,676	$17,394	$47,917	$53,258
Diluted earnings per share - Denominator:
Weighted average basic common shares outstanding	81,103,938	78,687,062	80,801,113	78,425,613
Dilutive effect of:
Stock options and non-participating performance-based and certain time-based restricted stock (2)	1,071,714	756,486	1,002,319	712,889
Warrants to purchase common stock (2)	1,193,543	1,167,410	1,214,489	1,186,126
Dilutive common shares	2,265,257	1,923,896	2,216,808	1,899,015
Weighted average diluted common shares outstanding (2)	83,369,195	80,610,958	83,017,921	80,324,628
Per share data - Diluted earnings per share from:
Continuing operations	$0.15	$0.20	$0.52	$0.60
Discontinued operations	$0.01	$0.02	$0.06	$0.06
Total attributable to common shareholders	$0.16	$0.22	$0.58	$0.66
Dividends per share declared and paid on common stock	$0.09	$0.08	$0.27	$0.24
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

(2)
The diluted EPS computations for the three and nine months ended September 30, 2015 and 2014 do not assume the conversion, exercise, or contingent issuance of the following shares for the following periods because the result would have been anti-dilutive for the periods indicated. As a result of the anti-dilution, the potential common shares excluded from the diluted EPS computation are as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2015	2014	2015	2014
Shares excluded due to exercise price exceeding the average market price of common shares during the period (total outstanding):
Potential common shares from:
Stock options, restricted stock, or other dilutive securities	508	767	559	834
Total shares excluded due to exercise price exceeding the average market price of common shares during the period	508	767	559	834

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
Reconciliation of Reportable Segment Items
The following tables present a reconciliation of the revenues, profits, assets, and other significant items of reportable segments as of and for the three and nine months ended September 30, 2015 and 2014. Interest expense on junior subordinated debentures is reported at the Holding Company.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014 (1)	2015	2014 (1)
Private Banking	(In thousands)
Net interest income	$47,417	$45,720	$140,424	$138,361
Fees and other income	2,728	2,260	8,949	8,442
Total revenues	50,145	47,980	149,373	146,803
Provision/ (credit) for loan losses	2,600	(2,600)	100	(8,800)
Operating expense	27,428	26,817	84,514	82,711
Income before income taxes	20,117	23,763	64,759	72,892
Income tax expense	6,287	7,670	20,903	24,485
Net income from continuing operations	13,830	16,093	43,856	48,407
Net income attributable to the Company	$13,830	$16,093	$43,856	$48,407

Assets	$7,000,818	$6,502,182	$7,000,818	$6,502,182
Amortization of intangibles	$46	$46	$137	$173
Depreciation	$1,110	$1,292	$3,474	$4,022

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014 (1)	2015	2014 (1)
Wealth Management and Trust	(In thousands)
Fees and other income	$12,949	$7,251	$41,553	$21,255
Total revenues	12,949	7,251	41,553	21,255
Operating expense	14,311	5,686	39,419	16,606
Income/ (loss) before income taxes	(1,362)	1,565	2,134	4,649
Income tax expense/ (benefit)	(539)	661	961	1,951
Net income/ (loss) from continuing operations	(823)	904	1,173	2,698
Net income/ (loss) attributable to the Company	$(823)	$904	$1,173	$2,698

Assets	$78,315	$4,517	$78,315	$4,517
AUM	$8,060,000	$4,701,000	$8,060,000	$4,701,000
Amortization of intangibles	$624	$—	$1,819	$—
Depreciation	$196	$20	$577	$63

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Investment Management	(In thousands)
Net interest income	$5	$6	$16	$17
Fees and other income	11,365	12,021	34,826	35,237
Total revenues	11,370	12,027	34,842	35,254
Operating expense	8,288	8,884	25,518	26,320
Income before income taxes	3,082	3,143	9,324	8,934
Income tax expense	1,007	1,066	3,049	2,990
Net income from continuing operations	2,075	2,077	6,275	5,944
Noncontrolling interests	596	622	1,853	1,797
Net income attributable to the Company	$1,479	$1,455	$4,422	$4,147

Assets	$101,316	$102,881	$101,316	$102,881
AUM	$9,830,000	$10,376,000	$9,830,000	$10,376,000
Amortization of intangibles	$739	$739	$2,217	$2,217
Depreciation	$71	$56	$211	$178

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Wealth Advisory	(In thousands)
Net interest income	$1	$2	$5	$6
Fees and other income	12,545	12,209	37,960	35,713
Total revenues	12,546	12,211	37,965	35,719
Operating expense	9,304	8,376	27,156	24,283
Income before income taxes	3,242	3,835	10,809	11,436
Income tax expense	1,277	1,455	4,081	4,356
Net income from continuing operations	1,965	2,380	6,728	7,080
Noncontrolling interests	398	544	1,629	1,589
Net income attributable to the Company	$1,567	$1,836	$5,099	$5,491

Assets	$78,205	$80,319	$78,205	$80,319
AUM	$9,537,000	$9,731,000	$9,537,000	$9,731,000
Amortization of intangibles	$246	$246	$739	$739
Depreciation	$218	$98	$645	$252

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Holding Company and Eliminations	(In thousands)
Net interest income	$(950)	$(945)	$(2,815)	$(2,811)
Fees and other income	(141)	28	163	229
Total revenues	(1,091)	(917)	(2,652)	(2,582)
Operating expense	2,598	4,236	11,167	13,449
Income/ (loss) before income taxes	(3,689)	(5,153)	(13,819)	(16,031)
Income tax expense/ (benefit)	150	(1,859)	(4,240)	(7,318)
Net income/ (loss) from continuing operations	(3,839)	(3,294)	(9,579)	(8,713)
Noncontrolling interests	—	1	4	42
Discontinued operations	1,316	1,272	4,956	4,650
Net income/ (loss) attributable to the Company	$(2,523)	$(2,023)	$(4,627)	$(4,105)

Assets (2)	$(78,126)	$(814)	$(78,126)	$(814)
AUM	$(21,000)	$(22,000)	$(21,000)	$(22,000)
Depreciation	$12	$32	$56	$173

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Total Company	(In thousands)
Net interest income	$46,473	$44,783	$137,630	$135,573
Fees and other income	39,446	33,769	123,451	100,876
Total revenues	85,919	78,552	261,081	236,449
Provision/ (credit) for loan losses	2,600	(2,600)	100	(8,800)
Operating expense	61,929	53,999	187,774	163,369
Income before income taxes	21,390	27,153	73,207	81,880
Income tax expense	8,182	8,993	24,754	26,464
Net income from continuing operations	13,208	18,160	48,453	55,416
Noncontrolling interests	994	1,167	3,486	3,428
Discontinued operations	1,316	1,272	4,956	4,650
Net income attributable to the Company	$13,530	$18,265	$49,923	$56,638

Assets	$7,180,528	$6,689,085	$7,180,528	$6,689,085
AUM	$27,406,000	$24,786,000	$27,406,000	$24,786,000
Amortization of intangibles	$1,655	$1,031	$4,912	$3,129
Depreciation	$1,607	$1,498	$4,963	$4,688
____________
(1)    Prior to the October 2, 2014 acquisition of Banyan, financial data for the Wealth Management and Trust segment included the trust and wealth management operations of Boston Private Bank only. In prior year presentations, this data was included in the Private Banking segment.
(2)    Assets shown in the Holding Company and Eliminations table include the elimination of the Holding Company’s investments in its affiliates for both periods shown and, for September 30, 2015, the elimination of the Bank’s investment in BP Wealth.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

4.    Investments
The following table presents a summary of investment securities:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
As of September 30, 2015
Available for sale securities at fair value:
U.S. government and agencies	$21,284	$281	$(48)	$21,517
Government-sponsored entities	320,563	3,374	(4)	323,933
Municipal bonds	255,829	3,872	(253)	259,448
Mortgage-backed securities (1)	400,707	2,167	(2,549)	400,325
Other	17,832	245	(45)	18,032
Total	$1,016,215	$9,939	$(2,899)	$1,023,255

Held to maturity securities at amortized cost:
Mortgage-backed securities (1)	$121,679	$1,529	$(22)	$123,186
Total	$121,679	$1,529	$(22)	$123,186

As of December 31, 2014
Available for sale securities at fair value:
U.S. government and agencies	$16,894	$32	$(44)	$16,882
Government-sponsored entities	273,538	983	(268)	274,253
Municipal bonds	232,415	3,268	(435)	235,248
Mortgage-backed securities (1)	284,403	2,191	(2,890)	283,704
Other	19,608	309	(11)	19,906
Total	$826,858	$6,783	$(3,648)	$829,993

Held to maturity securities at amortized cost:
Mortgage-backed securities (1)	$140,727	$1,638	$(26)	$142,339
Total	$140,727	$1,638	$(26)	$142,339
___________________

(1)	All mortgage-backed securities are guaranteed by U.S. government agencies or Government-sponsored entities.
The following table presents the maturities of investment securities available for sale, based on contractual maturity, as of September 30, 2015. Certain securities are callable before their final maturity. Additionally, certain securities (such as mortgage-backed securities) are shown within the table below based on their final (contractual) maturity, but due to prepayments and amortization are expected to have shorter lives.

	Available for Sale Securities
	Amortized cost	Fair value
	(In thousands)
Within one year	$70,137	$70,499
After one, but within five years	385,746	390,101
After five, but within ten years	90,545	91,795
Greater than ten years	469,787	470,860
Total	$1,016,215	$1,023,255

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the maturities of investment securities held to maturity, based on contractual maturity, as of September 30, 2015.

	Held to Maturity Securities
	Amortized cost	Fair value
	(In thousands)
Within one year	$—	$—
After one, but within five years	—	—
After five, but within ten years	—	—
Greater than ten years	121,679	123,186
Total	$121,679	$123,186
The following table presents the proceeds from sales, gross realized gains and gross realized losses for securities available for sale that were sold during the following periods:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Proceeds from sales	$15	$235	$5,850	$5,566
Realized gains	5	8	21	9
Realized losses	—	—	—	—
The following table presents information regarding securities as of September 30, 2015 having temporary impairment, due to the fair values having declined below the amortized cost of the individual securities, and the time period that the investments have been temporarily impaired.

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	# of securities
Available for sale securities	(In thousands)
U.S. government and agencies	$533	$(18)	$475	$(30)	$1,008	$(48)	2
Government-sponsored entities	9,996	(4)	—	—	9,996	(4)	1
Municipal bonds	33,629	(216)	3,680	(37)	37,309	(253)	21
Mortgage-backed securities	189,083	(958)	69,829	(1,591)	258,912	(2,549)	49
Other	88	(21)	43	(24)	131	(45)	17
Total	$233,329	$(1,217)	$74,027	$(1,682)	$307,356	$(2,899)	90

Held to maturity securities
Mortgage-backed securities	$—	$—	$6,738	$(22)	$6,738	$(22)	1
Total	$—	$—	$6,738	$(22)	$6,738	$(22)	1
The government-sponsored entities securities and mortgage-backed securities in the table above as of September 30, 2015 had Standard and Poor’s credit ratings of AA+. The municipal bonds in the table above had Standard and Poor’s credit ratings of at least A+.  The U.S. government and agencies securities in the table above were not rated by Standard and Poor’s or Moody’s. The other securities consisted of equity securities.
As of September 30, 2015, the amount of investment securities in an unrealized loss position greater than 12 months, as well as in total, was primarily due to movements in interest rates. The Company has no intent to sell any securities in an unrealized loss position as of September 30, 2015 and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized loss amounts.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

Cost method investments, which are included in other assets, can be temporarily impaired when the fair values decline below the amortized costs of the individual investments. There were no cost method investments with unrealized losses as of September 30, 2015 or December 31, 2014. The Company’s cost method investments primarily include low income housing partnerships which generate tax credits. The Company also holds partnership interests in venture capital funds formed to provide financing to small businesses and to promote community development. The Company had $25.3 million and $27.0 million in cost method investments included in other assets as of September 30, 2015 and December 31, 2014, respectively.

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
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of September 30, 2015	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available for sale securities:
U.S. government and agencies	$21,517	$20,508	$1,009	$—
Government-sponsored entities	323,933	—	323,933	—
Municipal bonds	259,448	—	259,448	—
Mortgage-backed securities	400,325	—	400,325	—
Other	18,032	18,032	—	—
Total available for sale securities	1,023,255	38,540	984,715	—
Derivatives - interest rate customer swaps	10,944	—	10,944	—
Other investments	5,505	5,505	—	—
Liabilities:
Derivatives - interest rate customer swaps	$11,100	$—	$11,100	$—
Derivatives - interest rate swaps	3,423	—	3,423	—
Derivatives - junior subordinated debenture interest rate swap	458	—	458	—
Derivatives - risk participation agreement	17	—	17	—
Other liabilities	5,498	5,498	—	—

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

		Fair value measurements at reporting date using:
	As of December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available for sale securities:
U.S. government and agencies	$16,882	$15,377	$1,505	$—
Government-sponsored entities	274,253	—	274,253	—
Municipal bonds	235,248	—	235,248	—
Mortgage-backed securities	283,704	—	283,704	—
Other	19,906	19,906	—	—
Total available for sale securities	829,993	35,283	794,710	—
Derivatives - interest rate customer swaps	5,323	—	5,323	—
Derivatives - interest rate swaps	34	—	34	—
Other investments	5,437	5,437	—	—
Liabilities:
Derivatives - interest rate customer swaps	$5,434	$—	$5,434	$—
Derivatives - interest rate swaps	1,584	—	1,584	—
Derivatives - junior subordinated debenture interest rate swap	1,768	—	1,768	—
As of September 30, 2015 and December 31, 2014, available for sale securities consisted primarily of U.S. government and agencies securities, government-sponsored entities securities, municipal bonds, mortgage-backed securities, and other available for sale securities. The equities (which are categorized as other available for sale securities) are valued with prices quoted in active markets. Three U.S. Treasury securities at September 30, 2015 and two U.S. Treasury securities at December 31, 2014, are valued with prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement. The government-sponsored entities securities, municipal bonds, mortgage-backed securities, and certain investments in Small Business Administration (“SBA”) loans (which are categorized as U.S. government and agencies securities) generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets. Therefore, they have been categorized as a Level 2 measurement. No investments held at September 30, 2015 or December 31, 2014 were categorized as Level 3.
The Company uses interest rate customer swaps, interest rate swaps, risk participation agreements, and a junior subordinated debenture interest rate swap to manage its interest rate risk, and customer foreign exchange forward contracts to manage its foreign exchange risk, if any. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, they have been categorized as a Level 2 measurement as of September 30, 2015 and December 31, 2014. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements-Note 8: Derivatives and Hedging Activities” for further details.
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
The Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy as of September 30, 2015 and December 31, 2014.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The other investments and other liabilities, which are not considered available for sale investments, consist of deferred compensation trusts and related liabilities, which consist of publicly traded mutual fund investments that are valued at prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement as of September 30, 2015 and December 31, 2014.
There were no Level 3 assets at September 30, 2015 or December 31, 2014.
The following tables present the Company’s assets and liabilities measured at fair value on a non-recurring basis during the periods ended September 30, 2015 and 2014, respectively, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of September 30, 2015	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended September 30, 2015	Nine months ended September 30, 2015
	(In thousands)
Assets:
Impaired loans (1)	$6,704	$—	$—	$6,704	$(1,914)	$(1,914)
___________________

(1)	Collateral-dependent impaired loans held at September 30, 2015 that had write-downs in fair value or whose specific reserve changed during the first nine months of 2015.

	As of September 30, 2014	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended September 30, 2014	Nine months ended September 30, 2014
	(In thousands)
Assets:
Impaired loans (1)	$3,825	$—	$—	$3,825	$(1,100)	$(1,600)
________________

(1)	Collateral-dependent impaired loans held at September 30, 2014 that had write-downs in fair value or whose specific reserve changed during the first nine months of 2014.
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	As of September 30, 2015
	Fair Value	Valuation technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$6,704	Appraisals of Collateral	Discount for costs to sell	7% - 22%	15%
			Appraisal adjustments	0% - 25%	7%

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of September 30, 2014
	Fair Value	Valuation technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$3,825	Appraisals of Collateral	Discount for costs to sell	0% - 12%	4%
			Appraisal adjustments	0% - 25%	5%
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
The following tables present the carrying values and fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis (other than certain loans, as noted below):

	As of September 30, 2015
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$43,640	$43,640	$43,640	$—	$—
Investment securities held to maturity	121,679	123,186	—	123,186	—
Loans held for sale	7,685	7,843	—	7,843	—
Loans, net	5,528,226	5,569,569	—	—	5,569,569
Other financial assets	117,397	117,397	—	117,397	—
FINANCIAL LIABILITIES:
Deposits	5,647,859	5,650,525	—	5,650,525	—
Securities sold under agreements to repurchase	35,698	35,698	—	35,698	—
Federal Funds purchased	60,000	60,000	—	60,000	—
Federal Home Loan Bank borrowings	461,899	468,687	—	468,687	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	2,022	2,022	—	2,022	—

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of December 31, 2014
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$172,609	$172,609	$172,609	$—	$—
Investment securities held to maturity	140,727	142,339	—	142,339	—
Loans held for sale	7,099	7,239	—	7,239	—
Loans, net	5,194,098	5,130,843	—	—	5,130,843
Other financial assets	114,686	114,686	—	114,686	—
FINANCIAL LIABILITIES:
Deposits	5,453,879	5,457,117	—	5,457,117	—
Securities sold under agreements to repurchase	30,496	30,493	—	30,493	—
Federal Home Loan Bank borrowings	370,150	376,320	—	376,320	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	7,357	7,357	—	7,357	—
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
Investment securities held to maturity
Held to maturity securities currently include mortgage-backed securities. All held to maturity securities are fixed income instruments that are not quoted on an exchange, but may be traded in active markets. The fair value of these securities are based on quoted market prices obtained from external pricing services. The principal market for our securities portfolio is the secondary institutional market, with an exit price that is predominantly reflective of bid level pricing in that market. Accordingly, held to maturity securities are included in the Level 2 fair value category.

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
Total loans include deferred loan fees/ (costs), net, of ($5.5) million and ($5.4) million as of September 30, 2015 and December 31, 2014, respectively.
The following table presents a summary of the loan portfolio based on the portfolio segment as of the dates indicated:

	September 30, 2015	December 31, 2014
	(In thousands)
Commercial and industrial	$1,036,822	$953,085
Commercial real estate	1,903,648	1,788,403
Construction and land	170,411	125,349
Residential	2,211,886	2,132,095
Home equity	114,787	114,859
Consumer and other	169,918	156,145
Total Loans	$5,607,472	$5,269,936

The following table presents nonaccrual loans receivable by class of receivable as of the dates indicated:

	September 30, 2015	December 31, 2014
	(In thousands)
Commercial and industrial	$774	$2,129
Commercial real estate	16,327	18,485
Construction and land	3,348	11,422
Residential	8,957	9,713
Home equity	1,273	1,320
Consumer and other	48	1,113
Total	$30,727	$44,182
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, although infrequent, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were $0.1 million of loans 90 days or more past due, but still accruing, as of September 30, 2015 and no loans 90 days or more past due, but still accruing, as of December 31, 2014. The Bank’s policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six consecutive months). For troubled debt restructured loans (“TDRs”), a return to accrual status generally requires timely payments for a period of six months in accordance with the restructured loan terms, along with meeting other criteria.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables show the payment status of loans by class of receivable as of the dates indicated:

	September 30, 2015
	Accruing Past Due				Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Accruing Past Due	Current Payment Status	30-89 Days Past Due	90 Days or Greater Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$2,984	$708	$50	$3,742	$774	$—	$—	$774	$1,032,306	$1,036,822
Commercial real estate	339	—	—	339	10,181	4,870	1,276	16,327	1,886,982	1,903,648
Construction and land	—	—	—	—	188	57	3,103	3,348	167,063	170,411
Residential	—	1,680	—	1,680	2,908	—	6,049	8,957	2,201,249	2,211,886
Home equity	—	93	—	93	219	—	1,054	1,273	113,421	114,787
Consumer and other	1,157	13	—	1,170	23	11	14	48	168,700	169,918
Total	$4,480	$2,494	$50	$7,024	$14,293	$4,938	$11,496	$30,727	$5,569,721	$5,607,472

	December 31, 2014
	Accruing Past Due				Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Accruing Past Due	Current Payment Status	30-89 Days Past Due	90 Days or Greater Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$723	$—	$—	$723	$157	$—	$1,972	$2,129	$950,233	$953,085
Commercial real estate	167	71	—	238	14,235	684	3,566	18,485	1,769,680	1,788,403
Construction and land	—	—	—	—	8,245	86	3,091	11,422	113,927	125,349
Residential	3,878	1,913	—	5,791	2,770	1,704	5,239	9,713	2,116,591	2,132,095
Home equity	—	—	—	—	98	—	1,222	1,320	113,539	114,859
Consumer and other	208	—	—	208	1,041	9	63	1,113	154,824	156,145
Total	$4,976	$1,984	$—	$6,960	$26,546	$2,483	$15,153	$44,182	$5,218,794	$5,269,936
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
Pass - All loans graded as pass are considered acceptable credit quality by the Bank and are grouped for purposes of calculating the allowance for loan losses. Generally, only commercial loans, including commercial real estate, commercial and industrial loans, and construction and land loans are given a numerical grade. For residential, home equity and consumer loans, the Bank classifies loans as pass unless there is known information such as delinquency or client requests for modifications which, due to financial difficulty, would then generally result in a risk rating such as special mention or more severe depending on the factors.
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
The following tables present the loan portfolio’s credit risk profile by internally assigned grade and class of receivable as of the dates indicated:

	September 30, 2015
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Substandard	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$1,000,130	$28,792	$7,126	$774	$1,036,822
Commercial real estate	1,820,212	28,886	38,223	16,327	1,903,648
Construction and land	148,512	13,051	5,500	3,348	170,411
Residential	2,196,248	—	6,681	8,957	2,211,886
Home equity	113,514	—	—	1,273	114,787
Consumer and other	167,891	—	1,979	48	169,918
Total	$5,446,507	$70,729	$59,509	$30,727	$5,607,472

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
The following tables present, by class of receivable, the balance of impaired loans with and without a related allowance, the associated allowance for those impaired loans with a related allowance, and the total unpaid principal on impaired loans:

	As of and for the three and nine months ended September 30, 2015
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	QTD Average Recorded Investment	YTD Average Recorded Investment	QTD Interest Income Recognized while Impaired	YTD Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded: (2)
Commercial and industrial	$2,076	$2,369	n/a	$1,954	$1,441	$14	$822
Commercial real estate	15,744	23,696	n/a	17,698	19,140	320	1,286
Construction and land	1,148	2,177	n/a	1,187	3,599	—	92
Residential	10,006	11,409	n/a	9,821	9,573	58	209
Home equity	50	50	n/a	50	50	1	2
Consumer and other	7	7	n/a	257	707	60	61
Subtotal	29,031	39,708	n/a	30,967	34,510	453	2,472
With an allowance recorded:
Commercial and industrial (3)	19	19	$—	441	848	12	66
Commercial real estate	12,262	14,091	1,300	9,818	9,166	82	298
Construction and land	2,200	2,356	172	2,200	2,200	—	—
Residential	6,254	6,254	1,185	6,908	7,110	43	143
Home equity	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—
Subtotal	20,735	22,720	2,657	19,367	19,324	137	507
Total:
Commercial and industrial	2,095	2,388	—	2,395	2,289	26	888
Commercial real estate	28,006	37,787	1,300	27,516	28,306	402	1,584
Construction and land	3,348	4,533	172	3,387	5,799	—	92
Residential	16,260	17,663	1,185	16,729	16,683	101	352
Home equity	50	50	—	50	50	1	2
Consumer and other	7	7	—	257	707	60	61
Total	$49,766	$62,428	$2,657	$50,334	$53,834	$590	$2,979
___________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

(2)	No specific reserve allocation is required due to the adequacy of collateral, prior charge-offs taken, interest collected and applied to principal, or a combination of these items.

(3)	The related allowance for the commercial and industrial loan category is immaterial.

	As of and for the three and nine months ended September 30, 2014
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	QTD Average Recorded Investment	YTD Average Recorded Investment	QTD Interest Income Recognized while Impaired	YTD Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded: (2)
Commercial and industrial	$2,028	$3,134	n/a	$2,032	$2,066	$1	$5
Commercial real estate	21,446	32,167	n/a	23,396	26,393	435	2,268
Construction and land	1,416	2,421	n/a	1,019	880	—	—
Residential	9,727	10,331	n/a	10,125	9,080	133	331
Home equity	50	50	n/a	50	50	1	2
Consumer and other	1,007	1,007	n/a	1,007	407	—	1
Subtotal	35,674	49,110	n/a	37,629	38,876	570	2,607
With an allowance recorded:
Commercial and industrial	1,019	1,104	$93	1,041	1,151	36	64
Commercial real estate	7,493	7,921	910	7,529	7,916	96	284
Construction and land	2,200	2,356	172	2,540	2,648	—	—
Residential	6,206	6,206	596	6,640	8,151	43	168
Home equity	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—
Subtotal	16,918	17,587	1,771	17,750	19,866	175	516
Total:
Commercial and industrial	3,047	4,238	93	3,073	3,217	37	69
Commercial real estate	28,939	40,088	910	30,925	34,309	531	2,552
Construction and land	3,616	4,777	172	3,559	3,528	—	—
Residential	15,933	16,537	596	16,765	17,231	176	499
Home equity	50	50	—	50	50	1	2
Consumer and other	1,007	1,007	—	1,007	407	—	1
Total	$52,592	$66,697	$1,771	$55,379	$58,742	$745	$3,123
___________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.

(2)	No specific reserve allocation is required due to the adequacy of collateral, prior charge-offs taken, interest collected and applied to principal, or a combination of these items.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the year ended December 31, 2014
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded: (2)
Commercial and industrial	$2,011	$3,095	n/a	$2,055	$28
Commercial real estate	21,500	28,700	n/a	24,921	2,483
Construction and land	9,221	11,133	n/a	1,597	—
Residential	9,650	10,788	n/a	9,221	406
Home equity	50	50	n/a	50	3
Consumer and other	1,006	1,007	n/a	546	1
Subtotal	43,438	54,773	n/a	38,390	2,921
With an allowance recorded:
Commercial and industrial	891	954	$91	1,111	99
Commercial real estate	9,065	9,493	2,592	7,925	379
Construction and land	2,200	2,356	172	2,545	—
Residential	6,749	6,749	1,330	7,742	219
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Subtotal	18,905	19,552	4,185	19,323	697
Total:
Commercial and industrial	2,902	4,049	91	3,166	127
Commercial real estate	30,565	38,193	2,592	32,846	2,862
Construction and land	11,421	13,489	172	4,142	—
Residential	16,399	17,537	1,330	16,963	625
Home equity	50	50	—	50	3
Consumer and other	1,006	1,007	—	546	1
Total	$62,343	$74,325	$4,185	$57,713	$3,618
___________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.

(2)	No specific reserve allocation is required due to the adequacy of collateral, prior charge-offs taken, interest collected and applied to principal, or a combination of these items.
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. As of September 30, 2015 and December 31, 2014, TDRs totaled $35.7 million and $44.8 million, respectively. As of September 30, 2015, $23.3 million of the $35.7 million in TDRs were on accrual status. As of December 31, 2014, $24.3 million of the $44.8 million in TDRs were on accrual status.
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
The following tables present the balance of TDRs that were restructured or defaulted during the periods indicated and the types of concessions granted:

As of and for the three months ended September 30, 2015
	Restructured current quarter			TDRs that defaulted in the current quarter that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
(Dollars in thousands)
Commercial and industrial	—	$—	$—	—	$—
Commercial real estate	1	732	720	—	—
Construction and land	—	—	—	—	—
Residential	—	—	—	—	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	1	$732	$720	—	$—

As of and for the three months ended September 30, 2015
	Extension of term		Temporary rate reduction		Payment deferral		Combination of concessions (1)		Total concessions
	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment
(Dollars in thousands)
Commercial and industrial	—	$—	—	$—	—	$—	—	$—	—	$—
Commercial real estate	—	—	—	—	—	—	1	720	1	720
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential	—	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—	—	—
______________________

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

(1)	Combination of concessions includes loans that have had more than one modification, including extension of term, temporary reduction of interest rate, and/or payment deferral.

	As of and for the nine months ended September 30, 2015
	Restructured year to date			TDRs that defaulted year to date that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
	(Dollars in thousands)
Commercial and industrial	1	$1,298	$1,304	—	$—
Commercial real estate	2	4,850	4,838	—	—
Construction and land	—	—	—	—	—
Residential	8	513	516	—	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	11	$6,661	$6,658	—	$—

	As of and for the nine months ended September 30, 2015
	Extension of term		Temporary rate reduction		Payment deferral		Combination of concessions (1)		Total concessions
	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment
	(Dollars in thousands)
Commercial and industrial	—	$—	—	$—	—	$—	1	$1,304	1	$1,304
Commercial real estate	1	4,118	—	—	—	—	1	720	2	4,838
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential	—	—	7	491	1	25	—	—	8	516
Home equity	—	—	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—	—	—
______________________

(1)	Combination of concessions includes loans that have had more than one modification, including extension of term, temporary reduction of interest rate, and/or payment deferral.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

As of and for the three months ended September 30, 2014
	Restructured current quarter			TDRs that defaulted in the current quarter that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
(Dollars in thousands)
Commercial and industrial	—	$—	$—	—	$—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Residential	—	—	—	2	518
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	—	$—	$—	2	$518

As of and for the nine months ended September 30, 2014
	Restructured year to date			TDRs that defaulted year to date that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
(Dollars in thousands)
Commercial and industrial	—	$—	$—	—	$—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Residential	3	287	296	4	663
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	3	$287	$296	4	$663

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

As of and for the nine months ended September 30, 2014
	Extension of term		Temporary rate reduction		Payment deferral		Combination of concessions (1)		Total concessions
	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment
(Dollars in thousands)
Commercial and industrial	—	$—	—	$—	—	$—	—	$—	—	$—
Commercial real estate	—	—	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential	—	—	3	296	—	—	—	—	3	296
Home equity	—	—	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—	—	—
______________________

(1)	Combination of concessions includes loans that have had more than one modification, including extension of term, temporary reduction of interest rate, and/or payment deferral.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

7.    Allowance for Loan Losses
The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $79.2 million and $75.8 million at September 30, 2015 and December 31, 2014, respectively.
The following tables present a summary of the changes in the allowance for loan losses for the periods indicated:

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Allowance for loan losses, beginning of period:
Commercial and industrial	$14,621	$13,141	$14,114	$12,837
Commercial real estate	44,133	44,086	43,854	44,979
Construction and land	5,418	4,580	4,041	4,465
Residential	10,394	9,569	10,374	10,732
Home equity	1,024	992	1,003	1,020
Consumer and other	528	257	382	322
Unallocated	2,133	1,922	2,070	2,016
Total allowance for loan losses, beginning of period	78,251	74,547	75,838	76,371
Provision/ (credit) for loan losses:
Commercial and industrial	(432)	607	(2,209)	37
Commercial real estate	2,170	647	904	(2,619)
Construction and land	649	(2,335)	883	(2,633)
Residential	399	(1,646)	419	(3,323)
Home equity	(45)	(44)	(24)	(87)
Consumer and other	(4)	154	201	(98)
Unallocated	(137)	17	(74)	(77)
Total provision/(credit) for loan losses	2,600	(2,600)	100	(8,800)
Loans charged-off:
Commercial and industrial	(250)	—	(253)	(334)
Commercial real estate	(1,400)	(900)	(1,400)	(1,400)
Construction and land	—	(200)	—	(200)
Residential	(264)	—	(313)	(88)
Home equity	—	—	—	—
Consumer and other	(6)	(15)	(66)	(37)
Total charge-offs	(1,920)	(1,115)	(2,032)	(2,059)
Recoveries on loans previously charged-off:
Commercial and industrial	79	249	2,366	1,457
Commercial real estate	221	484	1,766	3,357
Construction and land	15	2,168	1,158	2,581
Residential	—	1,550	49	2,152
Home equity	—	—	—	15
Consumer and other	—	—	1	209
Total recoveries	315	4,451	5,340	9,771

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Allowance for loan losses at end of period:
Commercial and industrial	14,018	13,997	14,018	13,997
Commercial real estate	45,124	44,317	45,124	44,317
Construction and land	6,082	4,213	6,082	4,213
Residential	10,529	9,473	10,529	9,473
Home equity	979	948	979	948
Consumer and other	518	396	518	396
Unallocated	1,996	1,939	1,996	1,939
Total allowance for loan losses at end of period	$79,246	$75,283	$79,246	$75,283
The following tables present the Company’s allowance for loan losses and loan portfolio at September 30, 2015 and December 31, 2014 by portfolio segment, disaggregated by method of impairment analysis. The Company had no loans acquired with deteriorated credit quality at September 30, 2015 or December 31, 2014.

	Commercial and industrial	Commercial real estate	Construction and land	Residential
	(In thousands)
Allowance for loan losses balance at September 30, 2015 attributable to:
Loans collectively evaluated	$14,018	$43,824	$5,910	$9,344
Loans individually evaluated	—	1,300	172	1,185
Total allowance for loan losses	$14,018	$45,124	$6,082	$10,529

Recorded investment (loan balance) at September 30, 2015:
Loans collectively evaluated	$1,034,727	$1,875,642	$167,063	$2,195,626
Loans individually evaluated	2,095	28,006	3,348	16,260
Total Loans	$1,036,822	$1,903,648	$170,411	$2,211,886

	Home equity	Consumer and other	Unallocated	Total
	(In thousands)
Allowance for loan losses balance at September 30, 2015 attributable to:
Loans collectively evaluated	$979	$518	$1,996	$76,589
Loans individually evaluated	—	—	—	2,657
Total allowance for loan losses	$979	$518	$1,996	$79,246

Recorded investment (loan balance) at September 30, 2015:
Loans collectively evaluated	$114,737	$169,911	$—	$5,557,706
Loans individually evaluated	50	7	—	49,766
Total Loans	$114,787	$169,918	$—	$5,607,472

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Commercial and industrial	Commercial real estate	Construction and land	Residential
	(In thousands)
Allowance for loan losses balance at December 31, 2014 attributable to:
Loans collectively evaluated	$14,023	$41,262	$3,869	$9,044
Loans individually evaluated	91	2,592	172	1,330
Total allowance for loan losses	$14,114	$43,854	$4,041	$10,374

Recorded investment (loan balance) at December 31, 2014:
Loans collectively evaluated	$950,183	$1,757,839	$113,928	$2,115,696
Loans individually evaluated	2,902	30,564	11,421	16,399
Total Loans	$953,085	$1,788,403	$125,349	$2,132,095

	Home equity	Consumer and other	Unallocated	Total
	(In thousands)
Allowance for loan losses balance at December 31, 2014 attributable to:
Loans collectively evaluated	$1,003	$382	$2,070	$71,653
Loans individually evaluated	—	—	—	4,185
Total allowance for loan losses	$1,003	$382	$2,070	$75,838

Recorded investment (loan balance) at December 31, 2014:
Loans collectively evaluated	$114,809	$155,138	$—	$5,207,593
Loans individually evaluated	50	1,007	—	62,343
Total Loans	$114,859	$156,145	$—	$5,269,936

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2015 and December 31, 2014:

	September 30, 2015				December 31, 2014
	Asset derivatives		Liability derivatives		Asset derivatives		Liability derivatives
	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$(3,881)	Other assets	$34	Other liabilities	$(3,352)
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	10,944	Other liabilities	(11,117)	Other assets	5,323	Other liabilities	(5,434)
Total		$10,944		$(14,998)		$5,357		$(8,786)
___________________

(1)	For additional details, see Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements-Note 5: Fair Value Measurements.”
The following table presents the effect of the Company’s derivative financial instruments in the consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014:

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)
	three months ended September 30,			three months ended September 30,
	2015	2014		2015	2014
(In thousands)
Interest rate products	$(1,896)	$667	Interest expense	$(1,026)	$(869)
Total	$(1,896)	$667		$(1,026)	$(869)

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)
	nine months ended September 30,			nine months ended September 30,
	2015	2014		2015	2014
(In thousands)
Interest rate products	$(3,629)	$(1,847)	Interest expense	$(3,066)	$(2,217)
Total	$(3,629)	$(1,847)		$(3,066)	$(2,217)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the components of the Company’s accumulated other comprehensive income/ (loss) related to the derivatives for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Accumulated other comprehensive income/ (loss) on cash flow hedges, balance at beginning of period	$(1,756)	$(2,458)	$(1,923)	$(1,763)
Net change in unrealized gain/ (loss) on cash flow hedges	(521)	893	(354)	198
Accumulated other comprehensive income/ (loss) on cash flow hedges, balance at end of period	$(2,277)	$(1,565)	$(2,277)	$(1,565)
The Holding Company and the Bank have agreements with their derivative counterparties that contain provisions where, if the Holding Company or Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Holding Company or the Bank could also be declared in default on its derivative obligations. The Holding Company and the Bank were in compliance with these provisions as of September 30, 2015 and December 31, 2014.
The Holding Company and the Bank also have agreements with certain of their derivative counterparties that contain provisions where, if the Holding Company or Bank fails to maintain its status as a well- or adequately-capitalized institution, the counterparty could terminate the derivative positions and the Holding Company or the Bank would be required to settle its obligations under the agreements. The Holding Company and the Bank were in compliance with these provisions as of September 30, 2015 and December 31, 2014.
Certain of the Holding Company and the Bank’s agreements with their derivative counterparties contain provisions where, if specified events or conditions occur that materially change the Holding Company’s or the Bank’s creditworthiness in an adverse manner, the Holding Company or the Bank may be required to fully collateralize their obligations under the derivative instruments. The Holding Company and the Bank were in compliance with these provisions as of September 30, 2015 and December 31, 2014.
As of September 30, 2015 and December 31, 2014, the termination amounts related to collateral determinations of derivatives in a liability position was $14.7 million and $8.9 million, respectively. The Company has minimum collateral posting thresholds with its derivative counterparties and has posted cash collateral of $2.4 million and $3.7 million, respectively, and pledged securities of $14.4 million and $7.0 million, respectively, as of September 30, 2015 and December 31, 2014, against its obligations under these agreements.

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The Company uses the “Hypothetical Derivative Method” described in ASC 815, Derivatives and Hedging (“ASC 815”), for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (“OCI”) (outside of earnings) and subsequently reclassified to earnings in interest and dividend income when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of operations as part of fees and other income. The Company had no hedge ineffectiveness recognized in earnings during the three and nine months ended September 30, 2015 and 2014. The Company also monitors the risk of counterparty default on an ongoing basis.
A portion of the balance reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are made or received on the Company’s interest rate swaps. During the next twelve months, the Company estimates that $2.4 million will be reclassified as an increase in interest expense.

Non-designated Hedges
Derivatives not designated as hedges are not speculative and result from two different services the Bank provides to qualified commercial clients. The Bank offers certain derivative products directly to such clients. The Bank economically hedges derivative transactions executed with commercial clients by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of these programs are not designated, as per ASC 815, as qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset through earnings. Fees earned in connection with the execution of derivatives related to this program are recognized in the consolidated statement of operations in other income. As of September 30, 2015 and December 31, 2014, the Bank had 74 and 24 derivatives, respectively, related to this program, comprised of interest rate swaps and caps, with an aggregate notional amount of $474.9 million and $238.7 million, respectively. As of September 30, 2015 the Bank had three derivatives with an aggregate notional amount of $0.2 million in foreign currency exchange contracts outstanding related to this program. There were no foreign currency exchange contracts outstanding related to this program as of December 31, 2014.
In addition, as a participant lender, the Bank has guaranteed performance on a pro-rated portion of a swap executed by another financial institution. As the participant lender, the Bank is providing a partial guarantee, but is not a direct party to the related swap transaction. The Bank has no obligations under the risk participation agreement unless the borrower defaults on their swap transaction with the lead bank and the swap is in a liability position to the borrower. In that instance, the Bank has agreed to pay the lead bank a portion of the swap’s termination value at the time of the default. The derivative transaction entered into as part of this transaction is not designated, as per ASC 815, as a qualifying hedging relationship and is, therefore, marked-to-market through earnings each period. The pro-rated notional amount of this risk participation transaction was $8.3 million as of September 30, 2015. There were no such risk participation transactions as of December 31, 2014.
The following table presents the effect of the Bank’s derivative financial instruments not designated as hedging instruments in the consolidated statement of operations for the three and nine months ended September 30, 2015 and 2014.

		Amount of gain or (loss), net, recognized in income on derivatives
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivative	Three months ended September 30,		Nine months ended September 30,
		2015	2014	2015	2014
		(In thousands)
Interest rate products	Other income/ (expense)	$(346)	$19	$(45)	$(87)
Other products (1)	Other income/ (expense)	(8)	—	37	—
Total		$(354)	$19	$(8)	$(87)
___________________
(1)     Risk Participation Agreement.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

9.    Income Taxes
The following table presents the components of income tax expense for continuing operations, discontinued operations, noncontrolling interests and the Company:

	Nine months ended September 30,
	2015	2014
	(In thousands)
Income from continuing operations:
Income before income taxes	$73,207	$81,880
Income tax expense	24,754	26,464
Net income from continuing operations	$48,453	$55,416
Effective tax rate, continuing operations	33.8%	32.3%

Income from discontinued operations:
Income before income taxes	$8,790	$8,625
Income tax expense	3,834	3,975
Net income from discontinued operations	$4,956	$4,650
Effective tax rate, discontinued operations	43.6%	46.1%

Less: Income attributable to noncontrolling interests:
Income before income taxes	$3,486	$3,428
Income tax expense	—	—
Net income attributable to noncontrolling interests	$3,486	$3,428
Effective tax rate, noncontrolling interests	—%	—%

Income attributable to the Company
Income before income taxes	$78,511	$87,077
Income tax expense	28,588	30,439
Net income attributable to the Company	$49,923	$56,638
Effective tax rate attributable to the Company	36.4%	35.0%
The effective tax rate for continuing operations for the nine months ended September 30, 2015 of 33.8%, with related tax expense of $24.8 million, was calculated based on a projected 2015 annual effective tax rate. The effective tax rate was less than the statutory rate of 35% due primarily to earnings from tax-exempt investments, income tax credits, and income attributable to noncontrolling interests. These items were partially offset by state and local income taxes and an out-of-period adjustment related to non-deductible executive compensation, as described in more detail, below.
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
The effective tax rate for continuing operations for the nine months ended September 30, 2015 is higher than the effective tax rate for the same period in 2014 due primarily to an out-of-period adjustment recorded during the third quarter of 2015. The Company reevaluated its executive compensation plans during the third quarter of 2015 and discovered that certain executive compensation that was previously treated as fully deductible was non-deductible. The correction resulted in $1.8 million of additional tax expense that was related to prior years. After evaluating the quantitative and qualitative aspects of the correction, the Company determined that previously issued quarterly and annual consolidated financial statements were not materially misstated and, as a result, recorded the correction in the third quarter of 2015.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

10.    Noncontrolling Interests
At the Company, noncontrolling interests typically consist of equity owned by management of the Company’s respective majority-owned affiliates. Net income attributable to noncontrolling interests in the consolidated statements of operations represents the net income allocated to the noncontrolling interest owners of the affiliates. Net income allocated to the noncontrolling interest owners was $1.0 million and $1.2 million for the three month periods ended September 30, 2015 and 2014, respectively, and $3.5 million and $3.4 million for the nine month periods ended September 30, 2015 and 2014, respectively.
On the consolidated balance sheets, noncontrolling interests are included as the sum of the capital and undistributed profits allocated to the noncontrolling interest owners. Typically, this balance is included in a company’s permanent shareholders’ equity in the consolidated balance sheets. When the noncontrolling interest owners’ rights include certain redemption features, as described in ASC 480, Distinguishing Liabilities from Equity, such redeemable noncontrolling interests are classified as mezzanine equity and are not included in permanent shareholders’ equity. Due to the redemption features of the noncontrolling interests, the Company had redeemable noncontrolling interests held in mezzanine equity in the accompanying consolidated balance sheets of $18.3 million and $20.9 million at September 30, 2015 and December 31, 2014, respectively. The aggregate amount of such redeemable noncontrolling equity interests are recorded at the estimated maximum redemption values. In addition, the Company had $3.1 million and $0.4 million in noncontrolling interests included in permanent shareholder’s equity at September 30, 2015 and December 31, 2014, respectively.
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
The following table presents, by affiliate, the noncontrolling interests included as redeemable noncontrolling interests and noncontrolling interests in mezzanine and permanent equity, respectively, at the periods indicated:

	September 30, 2015	December 31, 2014
	(In thousands)
Anchor	$12,142	$11,929
BOS	6,742	6,069
DGHM (1)	2,517	3,293
Total	$21,401	$21,291
Redeemable noncontrolling interests	$18,257	$20,905
Noncontrolling interests	$3,144	$386
______________
(1)    Only includes redeemable noncontrolling interests.
The following table presents a rollforward of the Company’s redeemable noncontrolling interests and noncontrolling interests for the periods indicated:

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended		Nine months ended
	September 30, 2015		September 30, 2015
	Redeemable noncontrolling interests	Noncontrolling interests	Redeemable noncontrolling interests	Noncontrolling interests
	(In thousands)
Noncontrolling interests at beginning of period	$19,200	$2,896	$20,905	$386
Net income attributable to noncontrolling interests	784	210	2,848	638
Distributions	(819)	(93)	(2,972)	(345)
Purchases/ (sales) of ownership interests	—	—	(1,503)	419
Transfers of ownership interests from mezzanine to permanent equity	—	—	(1,652)	1,652
Amortization of equity compensation	—	118	—	354
Adjustments to fair value	(908)	13	631	40
Noncontrolling interests at end of period	$18,257	$3,144	$18,257	$3,144

	Three months ended		Nine months ended
	September 30, 2014		September 30, 2014
	Redeemable noncontrolling interests	Noncontrolling interests	Redeemable noncontrolling interests	Noncontrolling interests
	(In thousands)
Noncontrolling interests at beginning of period	$20,895	$232	$19,468	$171
Net income attributable to noncontrolling interests	1,119	48	3,315	113
Distributions	(1,110)	(49)	(3,179)	(226)
Purchases/ (sales) of ownership interests	—	—	(473)	126
Amortization of equity compensation	—	24	—	72
Adjustments to fair value	493	8	2,266	7
Noncontrolling interests at end of period	$21,397	$263	$21,397	$263

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

11.    Accumulated Other Comprehensive Income
The following table presents a summary of the amounts reclassified from accumulated other comprehensive income/ (loss) for the three and nine months ended September 30, 2015 and 2014:

Description of component of accumulated other comprehensive income/ (loss)	Three months ended September 30,		Nine months ended September 30,		Affected line item in Statement of Operations
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Adjustment for realized gains/ (losses) on securities available for sale, net:
Pre-tax	$5	$7	$21	$8	Gain on sale of investments, net
Tax expense/ (benefit)	2	3	9	3	Income tax expense
Net	$3	$4	$12	$5	Net income attributable to the Company
Net realized gain/ (loss) on cash flow hedges:
Hedge related to junior subordinated debentures:
Pre-tax	$(477)	$(486)	$(1,421)	$(1,440)	Interest expense on junior subordinated debentures
Tax expense/ (benefit)	(204)	(209)	(608)	(616)	Income tax expense
Net	$(273)	$(277)	$(813)	$(824)	Net income attributable to the Company
Hedges related to deposits:
Pre-tax	$(549)	$(383)	$(1,645)	$(777)	Interest expense on deposits
Tax expense/ (benefit)	(225)	(157)	(677)	(321)	Income tax expense
Net	$(324)	$(226)	$(968)	$(456)	Net income attributable to the Company
Total reclassifications for the period, net of tax	$(594)	$(499)	$(1,769)	$(1,275)

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
In the fourth quarter of 2014, the Company incurred restructuring charges related to the acquisition of Banyan. The purpose of this restructuring was to realign the management structure within the Wealth Management and Trust segment. The total cost of the restructuring incurred in Q4 2014 was $0.7 million. In the second and third quarters of 2015, the Company incurred additional restructuring charges to further refine the management structure within the Wealth Management and Trust Segment. The total cost of the restructuring incurred was $0.2 million in Q2 2015 and $1.5 million in Q3 2015. The Company anticipates no additional restructuring costs in 2015 related to this restructuring plan.
Restructuring expenses incurred since the plans of restructuring were first implemented in 2011 totaled $16.4 million, with the Private Banking segment incurring $9.5 million, the Wealth Management and Trust segment incurring $2.4 million and the remaining $4.5 million incurred by the Holding Company.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents a summary of the restructuring activity for the three and nine months ended September 30, 2015 and 2014:

	Severance Charges	Other Associated Costs	Total
	(In thousands)
Accrued charges at December 31, 2014	$739	$—	$739
Costs incurred	—	—	—
Costs paid	(489)	—	(489)
Accrued charges at March 31, 2015	250	—	250
Costs incurred	220	—	220
Costs paid	(81)	—	(81)
Accrued charges at June 30, 2015	389	—	389
Costs incurred	1,214	290	1,504
Costs paid	(125)	(290)	(415)
Accrued charges at September 30, 2015	$1,478	$—	$1,478

Accrued charges at December 31, 2013	$33	$—	$33
Costs incurred	—	—	—
Costs paid	(33)	—	(33)
Accrued charges at March 31, 2014	—	—	—
Costs incurred	—	—	—
Costs paid	—	—	—
Accrued charges at June 30, 2014	—	—	—
Costs incurred	—	—	—
Costs paid	—	—	—
Accrued charges at September 30, 2014	$—	$—	$—

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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), amending the ASC and creating a new Topic 606, Revenue from Contracts with Customers. This issuance was part of the joint project between the FASB and the International Accounting Standards Board to clarify the principles of recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The impact of ASU 2014-09 on the Company’s consolidated financial statements is not yet known. Additionally, ASU 2015-14, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) was issued in August 2015 which defers adoption to annual reporting periods beginning after December 15, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As of and for the three and nine months ended September 30, 2015
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

Executive Summary
The Company offers a wide range of wealth management services to high net worth individuals, families, businesses and select institutions through its four reportable segments: Private Banking, Wealth Management and Trust, Investment Management, and Wealth Advisory. This Executive Summary provides an overview of the most significant aspects of our operating segments and the Company’s operations in the third quarter of 2015. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

	Three months ended September 30,
	2015	2014	$ Change	% Change
	(In thousands, except per share data)
Total revenues	$85,919	$78,552	$7,367	9%
Provision/ (credit) for loan losses	2,600	(2,600)	5,200	nm
Total operating expense	61,929	53,999	7,930	15%
Net income from continuing operations	13,208	18,160	(4,952)	(27)%
Net income attributable to noncontrolling interests	994	1,167	(173)	(15)%
Net income attributable to the Company	13,530	18,265	(4,735)	(26)%
Diluted earnings per share:
From continuing operations	$0.15	$0.20	$(0.05)	(25)%
From discontinued operations	$0.01	$0.02	$(0.01)	(50)%
Total attributable to common shareholders	$0.16	$0.22	$(0.06)	(27)%
_____________
nm    = not meaningful
Net income attributable to the Company was $13.5 million for the three months ended September 30, 2015 and $18.3 million for the same period in 2014. The Company recognized diluted earnings per share of $0.16 for the three months ended September 30, 2015 and $0.22 for the same period in 2014.
Key items that affected the Company’s results in the third quarter of 2015 compared to the same period of 2014 include:

▪
The Company recorded $2.6 million provision for loan losses for the three months ended September 30, 2015, compared to a credit to the provision for loan losses of $2.6 million for the same period of 2014. The provision for the three months ended September 30, 2015 was primarily due to loan growth ($2.9 million), and net charge offs of $1.6 million ($1.4 million of which was attributable to one large loan), partially offset by changes in loss factors.  The credit to the provision for the three months ended September 30, 2014 was primarily due to net recoveries of $3.3 million and a decrease in criticized loans, partially offset by provision for loan growth.

▪
Fees and other income increased 17% to $39.4 million for the three months ended September 30, 2015, compared to $33.8 million for the same period of 2014. This increase was driven by fee-based revenue including a 71% increase in wealth management and trust fees primarily related to the acquisition of Banyan Partners, LLC (“Banyan”) in the fourth quarter of 2014, and a 2% increase in wealth advisory fees. Total fees and other income represents 46% of total revenue for the three months ended September 30, 2015, compared to 43% of total revenue for the same period of 2014.

▪
Operating expenses increased $7.9 million, or 15%, to $61.9 million for the three months ended September 30, 2015, compared to $54.0 million for the same period of 2014. The increase is primarily related to the acquisition of Banyan. Additionally, the Company incurred $1.5 million in restructuring expense during the three months ended September 30, 2015 related to the integration at BP Wealth.

The Company’s Private Banking segment reported net income attributable to the Company of $13.8 million in the third quarter of 2015, compared to net income attributable to the Company of $16.1 million for the same period of 2014. The $2.3 million, or 14%, decrease was a result of the third quarter 2014 credit to the provision for loan losses and increased operating expenses for the three months ended September 30, 2015, partially offset by increased net interest income and other banking fee income for the for the three months ended September 30, 2015.

The Company’s Wealth Management and Trust segment reported a net loss attributable to the Company of $0.8 million in the third quarter of 2015, compared to net income attributable to the Company of $0.9 million for the same period of 2014. The $1.7 million decrease was the net result of several factors including increased operating expenses, partially offset by increased wealth management and trust revenue. The acquisition of Banyan in the fourth quarter of 2014 contributed to increased fee income as well as additional operating expenses, including the related amortization of intangibles. The integration of Banyan has also resulted in restructuring expenses of $1.5 million in the third quarter of 2015. Wealth Management and Trust AUM increased $3.4 billion, or 71%, to $8.1 billion at September 30, 2015 from $4.7 billion at September 30, 2014, due to the acquisition of Banyan. Net outflows for the twelve months ending September 30, 2015 were $1.0 billion and negative investment performance reduced AUM by $0.2 billion.
The Company’s Investment Management segment reported net income attributable to the Company of $1.5 million in the third quarters of 2015 and 2014. The flat results were due to a 5% decrease in revenue, offset by a 7% decrease in operating expenses. The decrease in operating expenses was primarily due to decreased variable and incentive compensation, and decreased professional services expense. Most fee-based revenue is determined based on beginning-of-period AUM data. Investment Management AUM decreased $0.5 billion, or 5%, to $9.8 billion at September 30, 2015 from $10.4 billion at September 30, 2014, primarily due to net outflows of $0.6 billion, partially offset by positive investment performance of $0.1 billion.
The Company’s Wealth Advisory segment reported net income attributable to the Company of $1.6 million in the third quarter of 2015, compared to net income attributable to the Company of $1.8 million for the same period of 2014. The 15% decrease was due to increased operating expenses, primarily due to increased occupancy and equipment expense, and increased salaries and employee benefits expenses, partially offset by increased wealth advisory fee revenue. Wealth Advisory AUM decreased $0.2 billion, or 2%, to $9.5 billion at September 30, 2015 from $9.7 billion at September 30, 2014, primarily due to negative investment performance of $0.2 billion and flat net flows.

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

Financial Condition

Condensed Consolidated Balance Sheets and Discussion

	September 30, 2015	December 31, 2014	Increase/ (decrease)	% Change
	(In thousands)
Assets:
Total cash and investments	$1,224,092	$1,175,610	$48,482	4%
Loans held for sale	7,685	7,099	586	8%
Total loans	5,607,472	5,269,936	337,536	6%
Less: Allowance for loan losses	79,246	75,838	3,408	4%
Net loans	5,528,226	5,194,098	334,128	6%
Goodwill and intangible assets	186,888	191,800	(4,912)	(3)%
Other assets	233,637	229,267	4,370	2%
Total assets	$7,180,528	$6,797,874	$382,654	6%
Liabilities and Equity:
Deposits	$5,647,859	$5,453,879	$193,980	4%
Total borrowings	663,960	507,009	156,951	31%
Other liabilities	109,695	112,170	(2,475)	(2)%
Total liabilities	6,421,514	6,073,058	348,456	6%
Redeemable Noncontrolling Interests	18,257	20,905	(2,648)	(13)%
Total shareholders’ equity	740,757	703,911	36,846	5%
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$7,180,528	$6,797,874	$382,654	6%
Total Assets. Total assets increased $382.7 million, or 6%, to $7.2 billion at September 30, 2015 from $6.8 billion at December 31, 2014. This increase was due primarily to increases in total loans and investments.
Cash and Investments. Total cash and investments (consisting of cash and cash equivalents, investment securities, and stock in the FHLBs) increased $48.5 million, or 4%, to $1.2 billion, or 17% of total assets at September 30, 2015 from $1.2 billion, or 17% of total assets, at December 31, 2014. The increase was due to the $193.3 million, or 23%, increase in available for sale investment securities, partially offset by the $129.0 million, or 75%, decrease in cash and cash equivalents, and the $19.0 million, or 14%, decrease in investments held to maturity. The change in cash and cash equivalents is the net result of short-term fluctuations in liquidity due to changes in levels of deposits, borrowings and loans outstanding.
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
Investment maturities, redemptions, principal payments, and sales of the Company’s securities provided $186.3 million of cash proceeds during the nine months ended September 30, 2015. The timing of sales and reinvestments is based on various factors, including management’s evaluation of interest rate trends, the credit risk of municipal securities and the Company’s liquidity. The Company’s available for sale investment portfolio carried a total of $9.9 million of unrealized gains and $2.9 million of unrealized losses at September 30, 2015, compared to $6.8 million of unrealized gains and $3.6 million of unrealized losses at December 31, 2014.
No impairment losses were recognized through earnings related to investment securities during the nine months ended September 30, 2015 and 2014. The total amount of unrealized losses was not significant and was primarily due to movements in interest rates since the securities were purchased. At September 30, 2015, the Company had no intent to sell any securities in an unrealized loss position at that date and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized losses.

See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 4: Investments” for further details of the Company’s investment securities.
Loans held for sale. Loans held for sale increased $0.6 million to $7.7 million at September 30, 2015 from $7.1 million at December 31, 2014. The balance of loans held for sale is usually related to the timing and volume of residential loans originated for sale and the ultimate sale transaction, which is typically executed within a short time following the loan origination.
Goodwill and intangible assets, net. Goodwill and intangible assets decreased $4.9 million, or 3%, to $186.9 million at September 30, 2015 from $191.8 million at December 31, 2014. The decrease is due to amortization of intangible assets. The Company tests goodwill and indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter, or more frequently if there is an indication of impairment based on the guidance in ASC 350, Intangibles-Goodwill and Other. The impairment test for finite-lived assets is performed on an exception basis when there is reason to believe that the carrying amount of a long-lived asset may not be recoverable, a “trigger” based on the guidance in ASC 360 Property, Plant, and Equipment, (“ASC 360”). Management concluded at September 30, 2015 that there was no indication of impairment or triggering events during the nine months then ended that would necessitate testing.
Other. Other assets (consisting of other real estate owned (“OREO”), premises and equipment, fees receivable, accrued interest receivable, deferred income taxes, net, and other assets) increased $4.4 million, or 2%, to $233.6 million at September 30, 2015 from $229.3 million at December 31, 2014. The increase was the result of increases in other assets.
Other assets, which consist primarily of Bank-Owned Life Insurance (“BOLI”), prepaid expenses, investment in partnerships, the fair value of interest rate derivatives, and other receivables, increased $8.3 million, or 7%, to $128.2 million at September 30, 2015 from $120.0 million at December 31, 2014. The increase is primarily due to an increase in prepaid expenses, income tax receivables, and the fair value of non-hedging derivative instruments, partially offset by a decrease in partnership investments.
Deposits. Total deposits increased $194.0 million, or 4%, to $5.6 billion, at September 30, 2015 from $5.5 billion at December 31, 2014. Deposit balances increased during the first nine months of 2015 due to higher demand deposits and money markets, partially offset by lower NOW deposits. Deposit levels can fluctuate from quarter to quarter as a result of large short-term transactions by commercial clients. Seasonality can also affect the deposit balances.
The following table presents the composition of the Company’s deposits at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Balance	as a % of total	Balance	as a % of total
	(In thousands)
Demand deposits (noninterest-bearing)	$1,555,609	28%	$1,418,426	26%
NOW (1)	489,104	9%	549,320	10%
Savings	78,194	1%	71,367	1%
Money market (1)	2,934,749	52%	2,816,928	52%
Certificates of deposit under $100,000 (1)	175,318	3%	185,721	3%
Certificates of deposit of $100,000 or greater	414,885	7%	412,117	8%
Total deposits	$5,647,859	100%	$5,453,879	100%
____________

(1)	Includes brokered deposits.
Borrowings. Total borrowings (consisting of securities sold under agreements to repurchase, federal funds purchased, if any, FHLB borrowings, and junior subordinated debentures) increased $157.0 million, or 31%, to $664.0 million at September 30, 2015 from $507.0 million at December 31, 2014. Repurchase agreements increased $5.2 million, or 17%, to $35.7 million at September 30, 2015 from $30.5 million at December 31, 2014. Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature. Federal funds purchased increased to $60.0 million at September 30, 2015 compared to none outstanding at December 31, 2014. From time to time, the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. FHLB borrowings increased $91.7 million, or 25%, to $461.9 million at September 30, 2015 from $370.2 million at December 31, 2014. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth and to manage interest rate risk, but can also be used as an additional source of liquidity for the Bank. Junior subordinated debentures remained flat at $106.4 million.
Other. Other liabilities, which consist primarily of accrued interest, accrued bonus, the fair value of interest rate derivatives, and other accrued expenses, decreased $2.5 million, or 2%, to $109.7 million at September 30, 2015 from $112.2 million at December 31, 2014. The decrease is primarily due to the payout of accrued bonuses and commissions, decreases in commitments to fund tax credits as we continue to fund them, and the decrease in the projected earn-out related to the Banyan acquisition.

Loan Portfolio and Credit Quality
Loans. Total portfolio loans increased $337.5 million, or 6%, to $5.6 billion, or 78%, of total assets as of September 30, 2015, compared to $5.3 billion, or 78%, of total assets as of December 31, 2014. Increases were recorded in all the Bank’s loan categories: commercial real estate loans increased $115.2 million, or 6%, commercial and industrial loans increased $83.7 million, or 9%, residential loans increased $79.8 million, or 4%, construction and land loans increased $45.1 million, or 36%, and home equity and other consumer loans increased $13.7 million, or 5%.
Geographic concentration. The following table presents the Bank’s outstanding loan balance concentrations as of September 30, 2015 based on the location of the lender’s regional offices.

	Commercial and Industrial		Commercial Real Estate		Construction and Land		Residential		Home Equity and Other Consumer
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
New England	$827,301	80%	$766,253	40%	$111,280	65%	$1,356,057	61%	$242,982	85%
San Francisco Bay	125,093	12%	625,145	33%	35,627	21%	462,630	21%	32,858	12%
Southern California	84,428	8%	512,250	27%	23,504	14%	393,199	18%	8,865	3%
Total	$1,036,822	100%	$1,903,648	100%	$170,411	100%	$2,211,886	100%	$284,705	100%
Allowance for loan losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and totaled $79.2 million and $75.8 million as of September 30, 2015 and December 31, 2014, respectively.
The allowance for loan losses as of September 30, 2015 increased $3.4 million, or 4%, from December 31, 2014 due to loan growth and higher balances of substandard-rated loans, partially offset by paydowns and payoffs of impaired loans and a decline in loss factors. The allowance for loan losses as a percentage of total loans decreased 3 basis point to 1.41% as of September 30, 2015 from 1.44% as of December 31, 2014. The decrease in the ratio of allowance for loan losses to total loans is due primarily to the decline in loss factors as well as the net change in the mix of the loan portfolio. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 7: Allowance for Loan Losses” for an analysis of the Company’s allowance for loan losses.
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

The following table presents a summary of loans charged-off, net of recoveries, by geography for the three and nine months ended September 30, 2015 and 2014. The geography assigned to the data is based on the location of the lender’s regional offices.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net loans (charged-off)/ recovered:
New England	$(1,618)	$912	$(622)	$830
San Francisco Bay	(57)	465	3,514	3,064
Southern California	70	1,959	416	3,818
Total net loans (charged-off)/ recovered	$(1,605)	$3,336	$3,308	$7,712
Net charge-offs of $1.6 million were recorded in the third quarter of 2015, compared to $3.3 million of net recoveries for the same period of 2014. Despite the current year net recoveries on previously charged-off commercial loans (which include construction and land loans, commercial real estate, and commercial and industrial loans), the Company believes that commercial loans represent the greatest risk of loss due to the size and nature of these loans and the related collateral. Local economic and business conditions in the markets where our offices are located have a significant impact on our commercial loan customers and their ability to service their loans. Of the $3.3 million in net recoveries recorded in the first nine months of 2015, $2.1 million related to commercial and industrial loans, $1.2 million related to construction and land loans, and $0.4 million related to commercial real estate loans, partially offset by net charge-offs of $0.3 million related to residential loans and $0.1 million related to home equity and other consumer loans.
Nonperforming assets. The Company’s nonperforming assets include nonaccrual loans and OREO. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of deeds in lieu of foreclosure. As of September 30, 2015, nonperforming assets totaled $31.5 million, or 0.44% of total assets, a decrease of $13.6 million, or 30%, compared to $45.1 million, or 0.66% of total assets, as of December 31, 2014.
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest in accordance with the contractual terms of the loan agreement is in doubt. Despite the loan’s current payment status, if the Bank has reason to believe it may not collect all principal and interest on the loan in accordance with the related contractual terms, the Bank will generally discontinue the accrual of interest income and will apply any interest payments received to principal. Of the $30.7 million of loans on nonaccrual status as of September 30, 2015, $14.3 million, or 47%, had a current payment status, $4.9 million, or 16%, were 30-89 days past due, and $11.5 million, or 37%, were 90 days or more past due. Of the $44.2 million of nonaccrual loans as of December 31, 2014, $26.5 million, or 60%, had a current payment status, $2.5 million, or 6%, were 30-89 days past due, and $15.2 million, or 34%, were 90 days or more past due.
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
The Bank’s policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six consecutive months). For nonaccruing troubled debt restructured loans (“TDRs”), a return to accrual status generally requires timely payments for a period of six months in accordance with restructured terms, along with meeting other criteria.
Delinquencies. The past due status of a loan is determined in accordance with its contractual repayment terms. All loan types are reported past due when one scheduled payment is due and unpaid for 30 days or more. Loans 30-89 days past due remained unchanged at $7.0 million as of both September 30, 2015 and December 31, 2014. Loan delinquencies can be attributed to many factors, such as weakness in, or deteriorating, economic conditions in the region the collateral is located, the loss of a tenant or lower lease rates for commercial borrowers, or the loss of income for consumers and the resulting liquidity impact on the borrowers. Further deterioration in the credit condition of these delinquent loans could lead to the loans going to nonaccrual status and/or being downgraded. Downgrades would generally result in additional provision for loan losses. Past due loans may be included with accruing substandard loans.

In certain instances, although very infrequent, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were $0.1 million of loans 90 days or more past due, but still accruing, as of September 30, 2015 and no loans 90 days or more past due, but still accruing, as of December 31, 2014.
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
Loans that are individually evaluated for impairment require an analysis to determine the amount of impairment, if any. For collateral dependent loans, impairment would be indicated as a result of the carrying value of the loan exceeding the estimated collateral value less costs to sell, or, for loans not considered to be collateral dependent, the net present value of the projected cash flow discounted at the loan’s contractual effective interest rate. Generally, when a collateral dependent loan becomes impaired, an updated appraisal of the collateral, if appropriate, is obtained. If the impaired loan has not been upgraded to a performing status within a reasonable amount of time, the Bank will continue to obtain updated appraisals as deemed necessary, especially during periods of declining property values. Normally, shortfalls in the analysis of collateral dependent loans would result in the impairment amount being charged-off to the allowance for loan losses. Shortfalls on cash flow dependent loans may be carried as specific allocations to the general reserve unless a known loss is determined to have occurred, in which case such known loss is charged-off. Based on the impairment analysis, the provision could be higher or lower than the amount of provision associated with a loan prior to it classification as impaired. See Part II. Item 8. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for detail on the Company’s treatment of impaired loans in the allowance for loan losses.
Impaired loans individually evaluated for impairment in the allowance for loan losses totaled $49.8 million as of September 30, 2015, a decrease of $12.5 million, or 20%, compared to $62.3 million as of December 31, 2014. As of September 30, 2015, $20.8 million of the individually evaluated impaired loans had $2.7 million in specific reserve allocations. The remaining $29.0 million of individually evaluated impaired loans did not have specific reserve allocations due to the adequacy of collateral, prior charge-offs taken, interest collected and applied to principal, or a combination of these items. As of December 31, 2014, $18.9 million of individually evaluated impaired loans had $4.2 million in specific reserve allocations, and the remaining $43.4 million of individually evaluated impaired loans did not have specific reserve allocations.
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. As of September 30, 2015, TDRs totaled $35.7 million, a decrease of $9.1 million, or 20%, compared to $44.8 million as of December 31, 2014. As of September 30, 2015, $23.3 million of the $35.7 million of TDRs were on accrual status. As of December 31, 2014, $24.3 million of the $44.8 million of TDRs were on accrual status.
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

As of September 30, 2015, the Bank has identified $59.5 million in potential problem loans, an increase of $20.6 million, or 53%, compared to $38.9 million as of December 31, 2014. This increase was primarily due to potential problem commercial real estate loans, which increased $19.2 million, and potential problem construction and land loans, which increased $5.5 million, partially offset by a decrease in the residential loan category of $3.6 million. The majority of the increase in commercial real estate potential problem loans is related to one loan in the Southern California region with a carrying value of $16.4 million at September 30, 2015. The increase in construction and land potential problem loans is related to one loan in the New England region with a carrying value of $5.5 million at September 30, 2015. Numerous factors impact the level of potential problem loans including economic conditions and real estate values. These factors affect the borrower’s liquidity and, in some cases, the borrower’s ability to comply with loan covenants such as debt service coverage. When there is a loss of a major tenant in a commercial real estate building, the appraised value of the building generally declines. Loans may be downgraded when this occurs as a result of the additional risk to the borrower in obtaining a new tenant in a timely manner and negotiating a lease with similar or better terms than the previous tenant. In many cases, these loans are still current and paying as agreed, although future performance may be impacted.
The following table presents a rollforward of nonaccrual loans for the three and nine months ended September 30, 2015 and 2014:

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Nonaccrual loans, beginning of period	$29,891	$41,620	$44,182	$44,762
Transfers in to nonaccrual status	8,524	1,970	12,452	14,878
Transfers out to OREO	—	(152)	—	(297)
Transfers out to accrual status	(913)	(2,191)	(3,717)	(6,832)
Charge-offs	(1,920)	(1,115)	(2,032)	(2,048)
Paid off/ paid down	(4,855)	(6,591)	(20,158)	(16,922)
Nonaccrual loans, end of period	$30,727	$33,541	$30,727	$33,541

The following table presents a summary of credit quality by loan type. The loan type assigned to the credit quality data is based on the purpose of the loan.

	September 30, 2015	December 31, 2014
	(In thousands)
Nonaccrual loans:
Commercial and industrial	$774	$2,129
Commercial real estate	16,327	18,485
Construction and land	3,348	11,422
Residential	8,957	9,713
Home equity and other consumer	1,321	2,433
Total nonaccrual loans	$30,727	$44,182
Loans 30-89 days past due and accruing:
Commercial and industrial	$3,692	$723
Commercial real estate	339	238
Construction and land	—	—
Residential	1,680	5,791
Home equity and other consumer	1,263	208
Total loans 30-89 days past due	$6,974	$6,960
Accruing substandard loans:
Commercial and industrial	$7,126	$7,025
Commercial real estate	38,223	19,072
Construction and land	5,500	—
Residential	6,681	10,253
Home equity and other consumer	1,979	2,510
Total accruing substandard loans	$59,509	$38,860

The following table presents a summary of credit quality by geography, based on the location of the regional offices:

	September 30, 2015	December 31, 2014
	(In thousands)
Nonaccrual loans:
New England	$22,815	$26,205
San Francisco Bay	5,096	13,430
Southern California	2,816	4,547
Total nonaccrual loans	$30,727	$44,182
Loans 30-89 days past due and accruing:
New England	$6,733	$6,572
San Francisco Bay	14	375
Southern California	227	13
Total loans 30-89 days past due	$6,974	$6,960
Accruing substandard loans:
New England	$16,996	$11,126
San Francisco Bay	20,108	23,403
Southern California	22,405	4,331
Total accruing substandard loans	$59,509	$38,860

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
At September 30, 2015, the Company’s cash and cash equivalents amounted to $43.6 million. The Holding Company’s cash and cash equivalents amounted to $53.9 million at September 30, 2015. Management believes that the Company and the Holding Company have adequate liquidity to meet their commitments for the foreseeable future.
Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At September 30, 2015, consolidated cash and cash equivalents and securities available for sale, less securities pledged against current borrowings and derivatives, amounted to $1.0 billion, or 13% of total assets, compared to $0.9 billion, or 14% of total assets, at December 31, 2014. Future loan growth may depend upon the Company’s ability to grow its core deposit levels. In addition, the Company has access to available borrowings through the FHLB totaling $1.1 billion as of September 30, 2015 compared to $1.2 billion at December 31, 2014. Combined, this liquidity totals $2.1 billion, or 29% of assets and 36% of total deposits, as of September 30, 2015, compared to $2.1 billion, or 31% of assets and 39% of total deposits, at December 31, 2014.
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

Holding Company Liquidity. The Company and some of the Company’s majority-owned affiliates hold put and call options that would require the Company to purchase (and the majority-owned affiliates to sell) the remaining noncontrolling interests in these companies at the then fair value generally as determined by the respective agreements. At September 30, 2015, the estimated maximum redemption value for these affiliates related to outstanding put options was $18.3 million, all of which could be redeemed within the next 12 months, under certain circumstances, and is classified on the consolidated balance sheets as redeemable noncontrolling interests. These put and call options are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data - Note 14: Noncontrolling Interests” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
The Holding Company’s primary sources of funds are dividends from its affiliates and access to the capital and debt markets. The Holding Company recognized $5.0 million in net income from discontinued operations during the nine months ended September 30, 2015 related to a revenue sharing agreement with Westfield Capital Management Company, LLC (“Westfield”). The terms of this revenue sharing agreement are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data - Note 2: Acquisitions, Asset Sales, and Divestitures” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Other than the revenue sharing agreement with Westfield, divestitures are not ongoing sources of funds for the Holding Company. Dividends from the Bank are limited by various regulatory requirements relating to capital adequacy and retained earnings. See Part II. Item 5. “Market for Registrant’s Common Equity, Related Stockholders Matters, and Issuers Purchases of Equity Securities” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for further details.
The Bank pays dividends to the Holding Company, subject to the approval of the Bank’s board of directors, depending on its profitability and asset growth. If regulatory agencies were to require banks to increase their capital ratios, or impose other restrictions, it may limit the ability of the Bank to pay dividends to the Holding Company and/or limit the amount that the Bank could grow.
Although the Bank’s capital currently exceeds regulatory requirements for capital, the Holding Company could downstream additional capital to increase the rate that the Bank could grow. Depending upon the amount of capital downstreamed by the Holding Company, the approval of the Holding Company’s board of directors may be required prior to the payment, if any.
The Company is required to pay interest quarterly on its junior subordinated debentures. Since 2010, the Company has been a party to an interest rate swap to hedge a portion of the cash flow associated with a junior subordinated debenture which converted from a fixed rate to a floating rate on December 30, 2010. The estimated cash outlay for the remaining three months of 2015 for the interest payments, including the effect of the cash flow hedge, is approximately $1.0 million based on the debt outstanding as of the date of this filing and estimated LIBOR.
The Company is required to pay cash dividends quarterly on its Series D preferred stock, issued in April 2013, at 6.95% per annum. The estimated cash outlay for the remaining three months of 2015 for the Series D preferred stock dividend payments is approximately $0.9 million. Although the rate of interest is set in the terms of the preferred stock, the quarterly preferred stock dividend payments are subject to approval by the Company’s board of directors.
The Company presently plans to pay cash dividends on its common stock on a quarterly basis dependent upon a number of factors such as profitability, Holding Company liquidity, and the Company’s capital levels. However, the ultimate declaration of dividends by the board of directors of the Company will depend on consideration of, among other things, recent financial trends and internal forecasts, regulatory limitations, alternative uses of capital deployment, general economic conditions, and regulatory changes to capital requirements. In January 2015, the Company increased its quarterly dividend from $0.08 per share to $0.09 per share. Based on the current dividend rate and estimated shares outstanding, the Company estimates the amount to be paid out in the remaining three months of 2015 for dividends to common shareholders will be approximately $7.4 million. The estimated dividend payments in 2015 could increase or decrease if the Company’s board of directors voted to increase or decrease, respectively, the current dividend rate, and/or the number of shares outstanding changes significantly.
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
From time to time, the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. At September 30, 2015, the Bank had unused federal fund lines of credit totaling $540.0 million with correspondent institutions to provide it with immediate access to overnight borrowings, compared to $171.0 million at December 31, 2014. At September 30, 2015, the Bank had $25.0 million of outstanding borrowings under the federal fund lines with these correspondent institutions along with an additional $35.0 million of outstanding borrowings under federal fund lines with the FHLB. At December 31, 2014, the Bank had no outstanding borrowings under these federal fund lines. Since the beginning of 2015, the Bank has entered into new relationships at more favorable rates with correspondent institutions to increase its borrowing capacity for federal funds.
The Bank has also negotiated brokered deposit agreements with several institutions that have nationwide distribution capabilities. At September 30, 2015, the Bank had $507.5 million of brokered deposits (net of premiums paid) outstanding under these agreements, compared to $482.8 million at December 31, 2014.
If the Bank was no longer able to utilize the FHLB for borrowing, collateral currently used for FHLB borrowings could be transferred to other facilities such as the Federal Reserve’s discount window. In addition, the Bank could increase its usage of brokered deposits. Other borrowing arrangements may have higher rates than the FHLB would typically charge.

Capital Resources
Total shareholders’ equity at September 30, 2015 was $740.8 million, compared to $703.9 million at December 31, 2014, an increase of $36.8 million, or 5%. The increase in shareholders’ equity was primarily the result of net income and the amortization of stock compensation, partially offset by dividends paid.
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
To be categorized as “well capitalized,” the Company and the Bank must maintain specified minimum capital ratios. In addition, the Company and the Bank cannot be subject to any written agreement, order or capital directive or prompt corrective action to be considered “well capitalized.” Both the Company and the Bank maintain capital at levels that would be considered “well capitalized” as of September 30, 2015 under the applicable regulations.
As of September 30, 2015, quantitative measures established by regulation to ensure capital adequacy required us to maintain minimum ratios of common equity Tier 1, Tier 1, and total capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations).
The following table presents the Company’s and the Bank’s amount of regulatory capital and related ratios as of September 30, 2015 and December 31, 2014. Also presented are the minimum requirements established by the Federal Reserve and the FDIC as of those dates for the Company and the Bank, respectively, to meet applicable capital requirements and the requirements of the FDIC as of those dates for the Bank to be considered “well capitalized” under the FDIC’s prompt corrective action provisions. Effective January 1, 2015, revised regulatory rules issued by the Federal banking agencies, including the FDIC and the Federal Reserve, went into effect. The capital amounts and ratios disclosed in the table below are presented in accordance with these new rules from that date forward.
The Federal Reserve, the FDIC, and the Massachusetts Division of Banks may impose higher capital ratios than those listed below based upon the results of regulatory exams. The Bank was categorized as “well capitalized” under the FDIC’s prompt corrective action provisions as of September 30, 2015 and December 31, 2014.

	Actual		For capital adequacy purposes (at least)		To be well capitalized under prompt corrective action provisions (at least)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of September 30, 2015
Common equity tier 1 risk-based capital
Company	$525,004	9.73%	$242,872	4.5%	n/a	n/a
Boston Private Bank	610,127	11.39	241,112	4.5	$348,273	6.5%
Tier 1 risk-based capital
Company	677,589	12.55	323,829	6.0	n/a	n/a
Boston Private Bank	610,127	11.39	321,483	6.0	428,644	8.0
Total risk-based capital
Company	745,580	13.81	431,772	8.0	n/a	n/a
Boston Private Bank	677,283	12.64	428,644	8.0	535,805	10.0
Tier 1 leverage capital
Company	677,589	9.58	282,816	4.0	n/a	n/a
Boston Private Bank	610,127	8.71	280,156	4.0	350,195	5.0

As of December 31, 2014
Tier 1 risk-based capital
Company	$637,968	12.57%	$202,959	4.0%	n/a	n/a
Boston Private Bank	566,444	11.25	201,480	4.0	$302,220	6.0%
Total risk-based capital
Company	701,705	13.83	405,918	8.0	n/a	n/a
Boston Private Bank	629,591	12.50	402,960	8.0	503,700	10.0
Tier 1 leverage capital
Company	637,968	9.53	267,651	4.0	n/a	n/a
Boston Private Bank	566,444	8.55	265,077	4.0	331,346	5.0
___________________
n/a = not applicable

Bank regulatory authorities restrict the Bank from lending or advancing funds to, or investing in the securities of, the Company. Further, these authorities restrict the amounts available for the payment of dividends by the Bank to the Company.
As of September 30, 2015, the Company has sponsored the creation of two statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. The Company dissolved three statutory trusts, in August 2013, October 2013, and January 2014, respectively, after the Company repurchased all of the respective trusts’ trust preferred securities.
In accordance with ASC 810-10-55, Consolidation - Overall - Implementation Guidance and Illustrations - Variable Interest Entities, these statutory trusts created by, or assumed by, the Company are not consolidated into the Company’s financial statements; however, the Company reflects the amounts of junior subordinated debentures payable to the preferred stockholders of statutory trusts as debt in its financial statements. As of both September 30, 2015 and December 31, 2014, all $100.0 million of the net balance of these trust preferred securities qualified as Tier 1 capital.

Results of operations for the three and nine months ended September 30, 2015 versus September 30, 2014
Net Income. The Company recorded net income from continuing operations for the three and nine months ended September 30, 2015 of $13.2 million and $48.5 million, respectively, compared to $18.2 million and $55.4 million for the same respective periods in 2014. Net income attributable to the Company, which includes income from both continuing and discontinued operations, for the three and nine months ended September 30, 2015 was $13.5 million and $49.9 million, respectively, compared to $18.3 million and $56.6 million for the same respective periods in 2014.

The Company recognized diluted EPS from continuing operations for the three and nine months ended September 30, 2015 of $0.15 per share and $0.52 per share, respectively, compared to $0.20 per share and $0.60 per share, respectively, for the same periods in 2014. Diluted EPS attributable to common shareholders, which includes both continuing and discontinued operations, for the three and nine months ended September 30, 2015 was $0.16 per share and $0.58 per share, respectively, compared to $0.22 per share and $0.66 per share, respectively, for the same periods in 2014.
Net income from continuing operations in both 2015 and 2014 was offset by charges that reduce income available to common shareholders. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 2: Earnings Per Share” for further detail on these charges to income available to common shareholders.
The following discussions are based on the Company’s continuing operations, unless otherwise stated.
The following table presents selected financial highlights:

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2015	2014		2015	2014
	(In thousands)
Net interest income	$46,473	$44,783	4%	$137,630	$135,573	2%
Fees and other income	39,446	33,769	17%	123,451	100,876	22%
Total revenue	85,919	78,552	9%	261,081	236,449	10%
Provision/ (credit) for loan losses	2,600	(2,600)	nm	100	(8,800)	(101)%
Operating expense	61,929	53,999	15%	187,774	163,369	15%
Income tax expense	8,182	8,993	(9)%	24,754	26,464	(6)%
Net income from continuing operations	13,208	18,160	(27)%	48,453	55,416	(13)%
Net income from discontinued operations	1,316	1,272	3%	4,956	4,650	7%
Less: Net income attributable to noncontrolling interests	994	1,167	(15)%	3,486	3,428	2%
Net income attributable to the Company	$13,530	$18,265	(26)%	$49,923	$56,638	(12)%
_____________
nm    = not meaningful
Net interest income. Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference between the average rate earned on total interest-earning assets and the average rate paid on total interest-bearing liabilities. Net Interest Margin (“NIM”) is the amount of net interest income, on a fully taxable-equivalent (“FTE”) basis, expressed as a percentage of average interest-earning assets. The average rate earned on earning assets is the amount of annualized taxable equivalent interest income expressed as a percentage of average earning assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities. When credit quality declines and loans are placed on nonaccrual status, NIM can decrease because the same assets are earning less income. Loans graded as substandard but still accruing interest income totaled $59.5 million at September 30, 2015 and could be placed on nonaccrual status if their credit quality declines further.
Net interest income for the three months ended September 30, 2015 was $46.5 million, an increase of $1.7 million, or 4%, compared to the same period in 2014. For the nine months ended September 30, 2015, net interest income was $137.6 million, an increase of $2.1 million, or 2%, compared to the same period in 2014. The increase for the three and nine months ended September 30, 2015 is due to higher volume and yields on cash and investments and higher volume on loans, and lower volume and rates paid on FHLB and other borrowings, partially offset by increases in volume and rates paid on deposits, decreases in yields on loans, and lower amounts of interest recovered on previous nonaccrual loans. The NIM was 2.84% for the three months ended September 30, 2015, a decrease of nine basis points compared to the same period in 2014. For the nine months ended September 30, 2015, the NIM was 2.91%, a decrease of 12 basis points compared to the same period in 2014.
The following tables present the composition of the Company’s NIM on a FTE basis for the three and nine months ended September 30, 2015 and 2014; however, the discussion following these tables reflects non-FTE data.

	Average Balance		Interest Income/Expense		Average Yield/Rate
	As of and for the three months ended September 30,
AVERAGE BALANCE SHEET:	2015	2014	2015	2014	2015	2014
AVERAGE ASSETS	(In thousands)
Interest-Earning Assets:
Cash and Investments: (1)
Taxable investment securities	$340,170	$295,395	$1,094	$876	1.29%	1.19%
Non-taxable investment securities (2)	249,854	223,499	1,945	1,449	3.12%	2.59%
Mortgage-backed securities	526,408	325,913	2,681	1,605	2.04%	1.97%
Federal funds sold and other	213,372	359,899	425	379	0.78%	0.42%
Total Cash and Investments	1,329,804	1,204,706	6,145	4,309	1.85%	1.43%
Loans: (3)
Commercial and Construction (2)	3,043,739	2,841,869	31,195	31,657	4.01%	4.36%
Residential	2,208,004	2,071,326	17,083	16,384	3.09%	3.16%
Home Equity and Other Consumer	287,102	244,690	1,982	1,733	2.74%	2.81%
Total Loans	5,538,845	5,157,885	50,260	49,774	3.58%	3.81%
Total Earning Assets	6,868,649	6,362,591	56,405	54,083	3.24%	3.36%
Less: Allowance for Loan Losses	78,263	76,099
Cash and due from Banks (non-interest bearing)	38,631	42,080
Other Assets	404,945	341,953
TOTAL AVERAGE ASSETS	$7,233,962	$6,670,525
AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
Savings and NOW	$581,041	$583,547	$103	$110	0.07%	0.07%
Money Market	2,944,893	2,640,762	2,731	2,273	0.37%	0.34%
Certificates of Deposits	593,466	607,940	1,173	1,220	0.78%	0.80%
Total Interest-Bearing Deposits	4,119,400	3,832,249	4,007	3,603	0.39%	0.37%
Junior Subordinated Debentures	106,363	106,363	979	976	3.60%	3.59%
FHLB Borrowings and Other	526,697	534,062	2,063	2,371	1.53%	1.74%
Total Interest-Bearing Liabilities	4,752,460	4,472,674	7,049	6,950	0.59%	0.61%
Noninterest Bearing Demand Deposits	1,623,524	1,404,875
Payables and Other Liabilities	102,076	100,106
Total Average Liabilities	6,478,060	5,977,655
Redeemable Noncontrolling Interests	22,020	23,584
Average Shareholders’ Equity	733,882	669,286
TOTAL AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY	$7,233,962	$6,670,525
Net Interest Income - on a FTE Basis			$49,356	$47,133
FTE Adjustment (2)			2,883	2,350
Net Interest Income (GAAP Basis)			$46,473	$44,783
Interest Rate Spread					2.65%	2.75%
Net Interest Margin					2.84%	2.93%

	Average Balance		Interest Income/Expense		Average Yield/Rate
	As of and for the nine months ended September 30,
AVERAGE BALANCE SHEET:	2015	2014	2015	2014	2015	2014
AVERAGE ASSETS	(In thousands)
Interest-Earning Assets:
Cash and Investments: (1)
Taxable investment securities	$334,473	$270,914	$3,164	$2,242	1.27%	1.10%
Non-taxable investment securities (2)	240,902	224,061	5,246	4,246	2.90%	2.53%
Mortgage-backed securities	527,081	333,252	8,070	5,230	2.04%	2.09%
Federal funds sold and other	150,611	250,942	941	978	0.90%	0.52%
Total Cash and Investments	1,253,067	1,079,169	17,421	12,696	1.86%	1.57%
Loans: (3)
Commercial and Construction (2)	2,924,065	2,844,013	92,575	95,975	4.17%	4.45%
Residential	2,170,086	2,048,700	50,375	48,537	3.10%	3.16%
Home Equity and Other Consumer	285,066	244,421	5,973	5,281	2.80%	2.89%
Total Loans	5,379,217	5,137,134	148,923	149,793	3.67%	3.86%
Total Earning Assets	6,632,284	6,216,303	166,344	162,489	3.33%	3.46%
Less: Allowance for Loan Losses	77,751	77,462
Cash and due from Banks (non-interest bearing)	39,547	38,628
Other Assets	409,265	357,896
TOTAL AVERAGE ASSETS	$7,003,345	$6,535,365
AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
Savings and NOW	$589,885	$577,012	$294	$319	0.07%	0.07%
Money Market	2,837,614	2,547,039	7,877	6,112	0.37%	0.32%
Certificates of Deposits	598,456	615,903	3,550	3,763	0.79%	0.82%
Total Interest-Bearing Deposits	4,025,955	3,739,954	11,721	10,194	0.39%	0.36%
Junior Subordinated Debentures	106,363	106,363	2,902	2,896	3.60%	3.59%
FHLB Borrowings and Other	524,704	522,881	6,053	7,088	1.52%	1.79%
Total Interest-Bearing Liabilities	4,657,022	4,369,198	20,676	20,178	0.59%	0.61%
Noninterest Bearing Demand Deposits	1,498,105	1,385,966
Payables and Other Liabilities	101,222	104,556
Total Average Liabilities	6,256,349	5,859,720
Redeemable Noncontrolling Interests	22,157	20,795
Average Shareholders’ Equity	724,839	654,850
TOTAL AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY	$7,003,345	$6,535,365
Net Interest Income - on a FTE Basis			$145,668	$142,311
FTE Adjustment (2)			8,038	6,738
Net Interest Income (GAAP Basis)			$137,630	$135,573
Interest Rate Spread					2.74%	2.85%
Net Interest Margin					2.91%	3.03%
________________________

(1)	Investments classified as available for sale are shown in the average balance sheet at amortized cost.

(2)	Interest income on non-taxable investments and loans is presented on a FTE basis using statutory rates. The discussion following these tables reflects non-FTE data.

(3)	Includes loans held for sale and nonaccrual loans.

Interest and Dividend Income. Interest and dividend income for the three months ended September 30, 2015 was $53.5 million, an increase of $1.8 million, or 3%, compared to the same period in 2014. Interest and dividend income for the nine months ended September 30, 2015 was $158.3 million, an increase of $2.6 million, or 2%, compared to the same period in 2014. The increase for the three and nine months was primarily due to higher volume and yields on cash and investments and higher volume of loans, partially offset by lower yields on loans and lower amounts of interest recovered on previous nonaccrual loans in the three and nine months ended September 30, 2015.
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
Interest income on commercial loans (including construction loans), on a non-FTE basis, for the three months ended September 30, 2015 was $29.0 million, a decrease of $0.8 million, or 3%, compared to the same period in 2014, as a result of a 39 basis point decrease in the average yield, partially offset by a 7% increase in the average balance. For the nine months ended September 30, 2015, commercial interest income was $86.4 million, a decrease of $4.4 million, or 5%, compared to the same period in 2014, as a result of a 31 basis point decrease in the average yield, partially offset by a 3% increase in the average balance. The increase in the average balance for the three and nine month periods is related to the organic growth of the commercial loan portfolio at the Bank, as discussed above in “Loan Portfolio and Credit Quality.” The decrease in the average yield for the three and nine month periods is the result of market conditions leading to lower rates due to competition for higher quality loans as well as the timing and volume of interest recoveries on previous nonaccrual loans.
Interest income on residential mortgage loans for the three months ended September 30, 2015 was $17.1 million, an increase of $0.7 million, or 4%, compared to the same period in 2014, as a result of a 7% increase in the average balance, partially offset by a seven basis point decrease in the average yield. For the nine months ended September 30, 2015, residential mortgage interest income was $50.4 million, an increase of $1.8 million, or 4%, compared to the same period in 2014, as a result of a 6% increase in the average balance, partially offset by a six basis point decrease in the average yield. The increase in the average balances for the three and nine month periods was due to the organic growth of the residential loan portfolio at the Bank. The decrease in the average yield for the three and nine month periods was primarily due to adjustable rate mortgage (“ARM”) loans repricing to lower rates, clients refinancing into lower rates and new loan originations at historically low rates.
Interest income on home equity and other consumer loans for the three months ended September 30, 2015 was $2.0 million, an increase of $0.2 million, or 14%, compared to the same period in 2014, as a result of a 17% increase in the average balance, partially offset by a seven basis point decrease in the average yield. For the nine months ended September 30, 2015, home equity and other consumer interest income was $6.0 million, an increase of $0.7 million, or 13%, compared to the same period in 2014, as a result of a 17% increase in the average balance, partially offset by a nine basis point decrease in the average yield. The increase in average balances for the three and nine month periods reflects client demand. The decrease in average yields for the three and nine month periods is primarily due to lower market rates on consumer loans.
Investment income, on a non-FTE basis, for the three months ended September 30, 2015 was $5.5 million, an increase of $1.7 million, or 44%, compared to the same period in 2014, as a result of a 38 basis point increase in the average yield and a 10% increase in the average balance. For the nine months ended September 30, 2015, investment income was $15.6 million, an increase of $4.4 million, or 39%, compared to the same period in 2014, as a result of a 16% increase in the average balance and a 28 basis point increase in the average yield. The increase in the average balances for the three and nine month periods is primarily due to timing and volume of deposit balances as compared to the level of loans outstanding. Investment decisions are made based on anticipated liquidity, loan demand, and asset-liability management considerations.
Interest expense. Interest expense on deposits and borrowings for the three months ended September 30, 2015 was $7.0 million, an increase of $0.1 million, or 1%, compared to the same period in 2014. For the nine months ended September 30, 2015, interest expense on deposits and borrowings was $20.7 million, an increase of $0.5 million, or 2%, compared to the same period in 2014.
Interest expense on interest-bearing deposits for the three months ended September 30, 2015 was $4.0 million, an increase of $0.4 million, or 11%, compared to the same period in 2014, as a result of a 7% increase in the average balance and a two basis point increase in the average rate paid. For the nine months ended September 30, 2015, interest expense on deposits was $11.7 million, an increase of $1.5 million, or 15%, compared to the same period in 2014, as a result of an 8% increase in the average balance and a three basis point increase in the average rate paid.

Interest paid on borrowings for the three months ended September 30, 2015 was $3.0 million, a decrease of $0.3 million, or 9%, compared to the same period in 2014, as a result of a 17 basis point decrease in the average rate paid and a 1% decrease in the average balance of borrowings, which was primarily driven by a 21 basis point decrease in the average rate paid on FHLB and other borrowings. For the nine months ended September 30, 2015, interest paid on borrowings was $9.0 million, a decrease of $1.0 million, or 10%, compared to the same period in 2014, as a result of a 27 basis point decrease in the average rate paid on FHLB borrowings and other, with no change in the average balance of FHLB borrowings and other or in junior subordinated debentures. The decrease for the three and nine month periods in the average rate paid is primarily due to the higher-rate FHLB borrowings maturing or being repaid.
Provision/ (credit) for loan losses. The Company recorded a provision for loan losses of $2.6 million for the three months ended September 30, 2015, compared to a credit to the provision for loan losses of $2.6 million for the same period in 2014. For the nine months ended September 30, 2015, the provision/ (credit) for loan losses was a provision of $0.1 million, compared to a credit of $8.8 million for the same period in 2014. The provision for loan losses for the three months ended September 30, 2015 was the result of loan growth ($2.9 million), and net charge offs of $1.6 million ($1.4 million of which was attributable to one large loan), partially offset by changes in loss factors. The provision credit for three and nine months ended September 30, 2014 was primarily due to net recoveries, the sale of commercial loans from the loan portfolio during the second quarter of 2014, and continuing credit quality improvement.
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
Fees and other income. Fees and other income for the three months ended September 30, 2015 was $39.4 million, an increase of $5.7 million, or 17%, compared to the same period in 2014. For the nine months ended September 30, 2015, fees and other income was $123.5 million, an increase of $22.6 million, or 22%, compared to the same period in 2014. Factors affecting the increases in the three and nine month periods are the acquisition of Banyan, higher banking fee income, higher wealth advisory fees, and, for the nine month period, increases in other income, partially offset by the nine-month period decrease in gain on sale of loans.
Wealth advisory fee income for the three months ended September 30, 2015 was $12.5 million, an increase of $0.2 million, or 2%, compared to the same period in 2014. For the nine months ended September 30, 2015, wealth advisory fee income was $37.9 million, an increase of $2.1 million, or 6%, compared to the same period in 2014. AUM managed or advised by the Wealth Advisors was $9.5 billion at September 30, 2015, a decrease of $0.2 billion, or 2%, compared to September 30, 2014. The decrease is primarily due to negative investment performance of $0.2 billion and flat net flows.
Wealth management and trust fee income for the three months ended September 30, 2015 was $12.4 million, an increase of $5.2 million, or 71%, compared to the same period in 2014. For the nine months ended September 30, 2015, wealth management and trust fee income was $39.5 million, an increase of $18.3 million, or 86%, compared to the same period in 2014. AUM as of September 30, 2015 managed or advised by BP Wealth was $8.1 billion, an increase of $3.4 billion, or 71%, compared to September 30, 2014. The increase is due to the acquisition of Banyan, which added $4.3 billion of AUM in the fourth quarter of 2014. Additionally, net outflows for the twelve months ending September 30, 2015 were $1.0 billion and negative investment performance reduced AUM by $0.2 billion.
Gain on sale of loans for the three months ended September 30, 2015 was $0.4 million, an increase of $0.2 million, or 99%, compared to the same period in 2014. For the nine months ended September 30, 2015, gain on sale of loans was $1.0 million, a decrease of $0.9 million, or 48%, compared to the same period in 2014. Gain on sale of loans for the nine months ended September 30, 2014 includes the second quarter 2014 sale of $57.0 million of loans from the Company’s commercial portfolio which resulted in a $1.6 million gain on sale. Although there was an increase of $0.2 million in the third quarter of 2015 as compared to the same period of 2014, loans originated for sale have been negatively impacted in 2014 and 2015 by the significant decline in volume of residential loan refinancing.
Other income for the nine months ended September 30, 2015 was $3.4 million, an increase of $2.8 million compared to the same period in 2014. The first nine months of 2015 included $2.0 million related to the market value adjustment for the Banyan earnout and $0.8 million in gains on partnership investments, as compared to the nine months ended September 30, 2014 where there was no earnout adjustment or gains on partnership investments.

Operating Expense. Operating expense for the three months ended September 30, 2015 was $61.9 million, an increase of $7.9 million, or 15%, compared to the same period in 2014. For the nine months ended September 30, 2015, operating expense was $187.8 million, an increase of $24.4 million, or 15%, compared to the same period in 2014. The increase for the three and nine months ended September 30, 2015 is primarily due to the acquisition of Banyan. Additionally, the Company incurred restructuring charges related to the integration of BP Wealth in the three and nine months ended September 30, 2015 of $1.5 million and $1.7 million, respectively, that were not experienced in 2014.
Salaries and employee benefits expense, the largest component of operating expense, for the three months ended September 30, 2015 was $37.9 million, an increase of $2.1 million, or 6%, compared to the same period in 2014. For the nine months ended September 30, 2015, salaries and employee benefits was $119.9 million, an increase of $13.1 million, or 12%, compared to the same period in 2014. The three and nine month increases are primarily due to the acquisition of Banyan, along with higher fixed compensation, partially offset by lower variable compensation costs and post-employment benefits.
Occupancy and equipment expense for the three months ended September 30, 2015 was $9.1 million, an increase of $1.7 million, or 23%, compared to the same period in 2014. For the nine months ended September 30, 2015, occupancy and equipment was $27.2 million, an increase of $4.7 million, or 21%, compared to the same period in 2014. The three and nine month increases are primarily due to the acquisition of Banyan as well as higher occupancy expense in the Wealth Advisory segment.
Marketing and business development expense for the three months ended September 30, 2015 was $2.0 million, an increase of $0.6 million, or 43%, compared to the same period in 2014. For the nine months ended September 30, 2015, marketing and business development was $5.1 million, a decrease of $0.5 million, or 9%, compared to the same period in 2014. The three and nine month change is primarily related to the timing of marketing programs in the Private Banking and Wealth Advisory segments.
Amortization of intangibles for the three months ended September 30, 2015 was $1.7 million, an increase of $0.6 million, or 61%, compared to the same period in 2014. For the nine months ended September 30, 2015, amortization of intangibles was $4.9 million, an increase of $1.8 million, or 57%, compared to the same period in 2014. The three and nine month increases are due to the intangible assets acquired in the Banyan acquisition.
Other expense for the three months ended September 30, 2015 was $4.4 million, an increase of $1.1 million, or 33%, compared to the same period in 2014. For the nine months ended September 30, 2015, other expense was $12.5 million, an increase of $3.1 million, or 34%, compared to the same period in 2014. The three and nine month increases are primarily due to the acquisition of Banyan as well as increased insurance expenses, problem loan expenses, and employee travel.
Income Tax Expense. Income tax expense for continuing operations for the three and nine months ended September 30, 2015 was $8.2 million and $24.8 million, respectively. The effective tax rate for continuing operations for the nine months ended September 30, 2015 was 33.8%, compared to an effective tax rate of 32.3% for the same period in 2014. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 9: Income Taxes” for further detail.

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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), amending the ASC and creating a new Topic 606, Revenue from Contracts with Customers. This issuance was part of the joint project between the FASB and the International Accounting Standards Board to clarify the principles of recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The impact of ASU 2014-09 on the Company’s consolidated financial statements is not yet known. Additionally, ASU 2015-14, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) was issued in August 2015 which defers adoption to annual reporting periods beginning after December 15, 2017.

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
The Company acquired Banyan Partners, LLC in October 2014 and it is now part of the newly-created Boston Private Wealth LLC. Banyan Partners, LLC’s internal control over financial reporting has been excluded from the Company’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. The Company is currently evaluating the effectiveness of the Company’s internal control over financial reporting for the year ending December 31, 2015 related to legacy Banyan Partners, LLC. The Wealth Management and Trust segment, which includes the operations of both Boston Private Wealth LLC and Boston Private Bank’s existing trust business, had total assets of $78.3 million at September 30, 2015 and total revenues of $12.9 million and $41.6 million for the three and nine months ended September 30, 2015, respectively. These are included in the consolidated financial statements of the Company.
Based on such evaluation, except for the exclusion noted in the preceding paragraph, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of September 30, 2015 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries, was made known to the certifying officers by others within the Company and its consolidated subsidiaries in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. On a quarterly basis, the Company evaluates the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.
(b) Change in internal controls over financial reporting.
There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.     Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
None.

Item 6.     Exhibits
(a) Exhibits

Exhibit No.	Description	Incorporated by Reference			Filed or Furnished with this 10-Q
		Form	SEC Filing Date	Exhibit Number
10.1	Agreement, entered into on November 5, 2015, by and between Boston Private Financial Holdings, Inc. and Mark D. Thompson	8-K	11/9/2015	10.1
31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

/s/ CLAYTON G. DEUTSCH
November 9, 2015	Clayton G. Deutsch
Chief Executive Officer

/s/ DAVID J. KAYE
November 9, 2015	David J. Kaye
Executive Vice President, Chief Financial and Administrative Officer