Form 10-K
period 2015-12-31
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2016-02-26
CIK 821127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-K
______________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last reported sales price on the NASDAQ Global Select Market on June 30, 2015 was $1,090,560,665.
The number of shares of the registrant’s common stock outstanding on February 23, 2016 was 83,486,743.
Documents Incorporated by Reference:
Portions of the registrant’s proxy statement for the Company’s 2016 Annual Meeting of Shareholders are incorporated by reference in Item 5 of Part II and Items 10, 11, 12, 13, and 14 of Part III.

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
Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced herein under the section captioned “Risk Factors”; adverse conditions in the capital and debt markets and the impact of such conditions on the Company’s private banking, wealth management and trust, investment management and wealth advisory activities; changes in interest rates; competitive pressures from other financial institutions and non-banks; the effects of weakness in general economic conditions on a national basis or in the local markets in which the Company operates, including changes that adversely affect borrowers’ ability to service and repay our loans; changes in the value of securities in our investment portfolio; changes in loan default and charge-off rates; the adequacy of loan loss reserves; decreases in deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; the risk that the Company’s deferred tax assets may not be realized; risks related to the identification and implementation of acquisitions, dispositions, and restructurings; and changes in assumptions used in making such forward-looking statements, as well as the other risks and uncertainties detailed in this Annual Report on Form 10-K and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

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
We are a wealth management and private banking company that offers a full range of wealth management and private banking services to high net worth individuals, families, businesses, and select institutions through a financial umbrella that helps to preserve, grow, and transfer assets over the financial lifetime of a client through our four functional segments: Private Banking, Wealth Management and Trust, Investment Management, and Wealth Advisory. Each reportable segment reflects the services provided by the Company to a distinct segment of the wealth management market as described below.
Private Banking
The Private Banking segment has one affiliate, Boston Private Bank, a trust company chartered by The Commonwealth of Massachusetts and insured by the FDIC. The Private Banking segment primarily operates in three geographic markets: New England, San Francisco Bay, and Southern California. The Private Banking segment is principally engaged in providing private banking services to high net worth individuals, privately owned businesses, private partnerships, and nonprofit organizations. In addition, the Private Banking segment is an active provider of financing for affordable housing, first-time homebuyers, economic development, social services, community revitalization and small businesses.
Wealth Management and Trust
The Wealth Management and Trust segment is comprised of Boston Private Wealth LLC (“Boston Private Wealth”), an independent registered investment adviser (“RIA”) which is a wholly owned subsidiary of the Bank. This segment also includes the trust operations of Boston Private Bank. Boston Private Wealth was formed from the combination of the Bank’s wealth management business and those of Banyan Partners, LLC (“Banyan”), which the Bank acquired in the fourth quarter of 2014. The segment provides comprehensive wealth management solutions for high net worth individuals and families, including customized investment solutions, wealth planning, trust, and family office services. The Wealth Management and Trust segment operates in New England; South Florida; Texas; California; Atlanta, Georgia; and Madison, Wisconsin.
Investment Management
The Investment Management segment has two affiliates: Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”), and Anchor Capital Advisors LLC (“Anchor”), both of which are RIAs (together, DGHM and Anchor are referred to as the “Investment Managers”). The Investment Managers serve the needs of pension funds, endowments, trusts, foundations and select institutions, mutual funds and high net worth individuals and their families throughout the United States (“U.S.”) and abroad. The Investment Managers specialize in value-driven equity portfolios with products across the capitalization spectrum. The specific mix of products, services and clientele varies between affiliates. The Investment Managers are located in New England and New York, with one affiliate administrative office in South Florida.
Wealth Advisory
The Wealth Advisory segment has two affiliates: KLS Professional Advisors Group, LLC (“KLS”), and Bingham, Osborn & Scarborough, LLC (“BOS”), both of which are wealth management firms and RIAs (together, the “Wealth Advisors”). The Wealth Advisors provide comprehensive, planning-based financial strategies to high net worth individuals and their families, and non-profit institutions. The services the firms offer include fee-only financial planning, tax planning, tax preparation, estate and insurance planning, retirement planning, charitable planning and intergenerational gifting and succession planning. The Wealth Advisors manage investments covering a wide range of asset classes for both taxable and tax-exempt portfolios. The Wealth Advisors are located in New York, Southern California, and Northern California.
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

II.Acquisitions, Asset Sales, and Divestitures
In October 2014, Boston Private Bank acquired Banyan. Banyan and the wealth management operations from Boston Private Bank were combined to form Boston Private Wealth, which now operates in the Wealth Management and Trust reportable segment of the Company along with the trust operations of Boston Private Bank. Boston Private Wealth is a wholly-owned subsidiary of Boston Private Bank.
In May 2013, the Bank sold its three offices in the Pacific Northwest market.
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
In the wealth management and trust industry, the Company competes with a wide variety of firms, including national and regional financial services firms, commercial banks and trust companies, mutual fund companies, investment advisory firms, stock brokerage firms, accounting firms, and law firms. The Company believes that the ability of its wealth management and trust segment to compete effectively with other firms is dependent upon the quality and level of service, personal relationships, and investment performance.

IV.    Employees
At December 31, 2015, the Company had 890 employees. The Company’s employees are not subject to a collective bargaining agreement, and the Company believes its employee relations are good.

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
As a bank holding company, the Company is subject to regulation, supervision and examination by the Federal Reserve under the BHCA. The Bank is subject to extensive regulation, supervision and examination by the Massachusetts Commissioner of Banks (the “Commissioner”) and the FDIC. The Bank’s California branches are also subject to regulation, supervision and examination by the California Department of Business Oversight Division of Financial Institutions (the “DFI”).
The Wealth Management and Trust segment and the Company’s Investment Management and Wealth Advisory subsidiaries are subject to extensive regulation by the SEC, the Financial Industry Regulatory Authority and state securities regulators.
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
In addition, the BHCA prohibits any company from acquiring control of a bank or bank holding company without first having obtained the approval of the Federal Reserve. Among other circumstances, under the BHCA, a company has control of a bank or bank holding company if the company owns, controls or holds with power to vote 25% or more of a class of voting securities of the bank or bank holding company, controls in any manner the election of a majority of directors or trustees of the bank or bank holding company, or the Federal Reserve has determined, after notice and opportunity for hearing, that the company has the power to exercise a controlling influence over the management or policies of the bank or bank holding company.
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
Deposit Insurance. The deposit obligations of the Bank are insured up to applicable limits by the FDIC’s Deposit Insurance Fund (“DIF”) and are subject to deposit insurance assessments to maintain the DIF. The Dodd-Frank Act permanently increased the FDIC deposit insurance limit to $250,000 per depositor for deposits maintained in the same right and capacity at a particular insured depository institution. The Federal Deposit Insurance Act (the “FDIA”), as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to take steps as may be necessary to cause the ratio of deposit insurance reserves to estimated insured deposits - the designated reserve ratio - to reach 1.35% by September 30, 2020, and it mandates that the reserve ratio designated by the FDIC for any year thereafter may not be less than 1.35%. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. Assessment rates may also vary for certain institutions based on long-term debt issuer ratings, secured or brokered deposits. Deposit premiums are based on assets. To determine its deposit insurance premium, the Bank computes the base amount of its average consolidated assets less its average tangible equity (defined as the amount of Tier 1 capital) and the applicable assessment rate. The FDIC has the power to adjust deposit insurance assessment rates at any time. In addition, under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. For 2015, the FDIC insurance expense for the Bank was $4.0 million.
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
Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires the FDIC to evaluate the Bank’s performance in helping to meet the credit needs of the entire communities it serves, including low and moderate-income neighborhoods, consistent with its safe and sound banking operations, and to take this record into consideration when evaluating certain applications. The FDIC’s CRA regulations are generally based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution’s record of making loans in its service areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs, and other offices. The Bank’s most recent performance evaluation from the FDIC was a “satisfactory” rating. Massachusetts has also enacted a similar statute that requires the Commissioner to evaluate the performance of the Bank in helping to meet the credit needs of its entire community and to take that record into account in considering certain applications.
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
The capital adequacy guidelines define qualifying capital instruments and specify minimum amounts of capital as a percentage of assets that banking organizations are required to maintain. Common equity Tier 1 capital generally includes common stock and related surplus, retained earnings and, in certain cases and subject to certain limitations, minority interest in consolidated subsidiaries, less goodwill, other nonqualifying intangible assets and certain other deductions. Tier 1 capital for banks and bank holding companies generally consists of the sum of common equity Tier 1 capital, non-cumulative perpetual preferred stock, and related surplus, and, in certain cases and subject to limitations, minority interests in consolidated subsidiaries that do not qualify as common equity Tier 1 capital, less certain deductions. Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities, cumulative perpetual preferred stock, term subordinated debt and intermediate-term preferred stock, and, subject to limitations, allowances for loan losses. The sum of Tier 1 and Tier 2 capital less certain required deductions represents qualifying total risk-based capital. Prior to the effectiveness of certain provisions of the Dodd-Frank Act, bank holding companies were permitted to include trust preferred securities and cumulative perpetual preferred stock in Tier 1 capital, subject to limitations. However, the Federal Reserve’s capital rule applicable to bank holding companies permanently grandfathered nonqualifying capital instruments, including trust preferred securities, issued before May 19, 2010 by depository institution holding companies with less than $15 billion in total assets as of December 31, 2009, subject to a limit of 25% of Tier 1 capital. In addition, under rules that became effective January 1, 2015, accumulated other comprehensive income (positive or negative) must be reflected in Tier 1 capital; however, the Company was permitted to make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. The Company has made this election.
Under the capital rules, risk-based capital ratios are calculated by dividing common equity Tier 1, Tier 1 risk-based capital, and total risk-based capital, respectively, by risk-weighted assets. Assets and off-balance sheet credit equivalents are assigned to one of several categories of risk-weights, based primarily on relative credit risk. The Tier 1 leverage ratio is calculated by dividing Tier 1 risk-based capital by average assets less certain items such as goodwill and intangible assets, as permitted under the capital rules.
Under the Federal Reserve’s capital rules applicable to the Company and the FDIC’s capital rules applicable to the Bank, the Company and the Bank are each required to maintain a minimum common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a minimum total Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8% and a minimum leverage ratio of 4%. Additionally, subject to a transition schedule, these rules require an institution to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases.
Under the FDIC’s rules, an FDIC supervised institution, such as the Bank, is considered “well capitalized” if it (i) has a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 8.0% or greater; (iii) a common Tier 1 equity ratio of at least 6.5% or greater, (iv) a leverage capital ratio of 5.0% or greater; and (iv) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.
The Bank is currently considered “well capitalized” under all regulatory definitions. Current rules do not establish standards for determining whether a bank holding company is well capitalized.
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
Dividend Restrictions
The Company is a legal entity separate and distinct from the Bank and our other subsidiaries. The revenue of the Company (on a parent-only basis) is derived primarily from dividends paid to it by the Bank and our other subsidiaries. The right of the Company, and consequently the right of shareholders of the Company, to participate in any distribution of the assets or earnings of the Bank and our other subsidiaries through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the Bank (including depositors) and our other subsidiaries, except to the extent that certain claims of the Company in a creditor capacity may be recognized.
Restrictions on Bank Holding Company Dividends. The Federal Reserve has the authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The Federal Reserve has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company’s net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. Further, under the Federal Reserve’s capital rule, the Company’s ability to pay dividends is restricted if it does not maintain capital above the conservation buffer. See “-Capital Adequacy and Safety and Soundness -Regulatory Capital Requirements” above.
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
Privacy and Customer Information Security. The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the Bank must provide its clients with an initial and annual disclosure that explains its policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required or permitted by law, the Bank is prohibited from disclosing such information except as provided in such policies and procedures. However, an annual disclosure is not required to be provided by a financial institution if the financial institution only discloses information under exceptions from GLBA that do not require an opt out to be provided and if there has been no change in its privacy policies and practices since its most recent disclosure provided to consumers. The GLBA also requires that the Bank develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of client information (as defined under GLBA), to protect against anticipated threats or hazards to the security or integrity of such information and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any client. The Bank is also required to send a notice to clients whose “sensitive information” has been compromised if unauthorized use of the information is “reasonably possible.” Most states, including the states where the Bank operates, have enacted legislation concerning breaches of data security and the duties of the Bank in response to a data breach. Congress continues to consider federal legislation that would require consumer notice of data security breaches. In addition, Massachusetts has promulgated data security regulations with respect to personal information of Massachusetts residents. Pursuant to the FACT Act, the Bank has developed and implemented a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. Additionally, the FACT Act amends the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations.
Anti-Money Laundering
The Bank Secrecy Act. Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report to the U.S. Treasury any cash transactions involving more than $10,000. In addition, financial institutions are required to file suspicious activity reports for any transaction or series of transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), which amended the BSA, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions, such as the Bank, to adopt and implement additional policies or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity, currency transaction reporting, customer identity verification and customer risk analysis. In evaluating an application under Section 3 of the BHCA to acquire a bank or an application under the Bank Merger Act to merge banks or effect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the anti-money laundering compliance record of both the applicant and the target. In addition, under the USA PATRIOT Act, financial institutions are required to take steps to monitor their correspondent banking and private banking relationships as well as, if applicable, their relationships with “shell banks.”
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
Regulation of Other Activities
Investment Management, Wealth Advisory, and Wealth Management and Trust. Certain subsidiaries of the Company are registered with the SEC as investment advisers under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisers Act imposes numerous obligations on RIAs, including fiduciary, recordkeeping, operational, and disclosure obligations. Certain Investment Management, Wealth Advisory, and Wealth Management and Trust subsidiaries of the Company are also subject to regulation under the securities laws and fiduciary laws of certain states.
The Dodd-Frank Act requires the SEC to study the standard of care for brokers and investment advisers and report its findings to Congress. Further, the Dodd-Frank Act permits the SEC to impose a uniform standard of care on brokers and investment advisers based on the study’s findings. Pursuant to the Dodd-Frank Act, the SEC must also harmonize the enforcement of fiduciary standard violations under the Exchange Act and the Advisers Act. It is unclear how the studies and rulemaking relating to the fiduciary duties of brokers and investment advisers will affect the Company and its Investment Management, Wealth Advisory, and Wealth Management and Trust subsidiaries.
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
Volcker Rule Restrictions on Proprietary Trading and Sponsorship of Hedge Funds and Private Equity Funds. The Dodd-Frank Act prohibits banking organizations, such as the Company, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain circumstances, pursuant to a provision commonly referred to as the “Volcker Rule.” Under the Dodd-Frank Act, proprietary trading generally means trading by a banking entity or its affiliate for its trading account. Hedge funds and private equity funds are described by the Dodd-Frank Act as funds that would be registered under the 1940 Act but for certain enumerated exemptions. The Volcker Rule restrictions apply to the Company, the Bank, and all of their subsidiaries and affiliates.

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

The New York state tax rate is 7.1% on taxable income apportioned to New York (subject to various alternative minimum taxes that may be based on taxable assets, investment capital, alternative net income, a minimum taxable base, or a fixed dollar minimum), plus a surcharge for business operations in the Metropolitan Commuter Transportation district. New York taxable income is defined as federal taxable income subject to certain modifications. These modifications include an adjustment for interest expense attributable to subsidiary capital (for non-banking corporations), a deduction for 60% of dividends received from subsidiary capital (for banking corporations), income from federally tax exempt obligations, and deductions for certain expenses allocated to federally tax exempt obligations. Combined reporting requirements began in 2015. The New York state tax rate will decrease to 6.5% starting in 2016.
The New York City tax rate is 8.85% under the General Corporation Tax and 9.0% for banking corporations on taxable income apportioned to New York City (in each case subject to various alternative minimum taxes that may be based on taxable assets, investment capital, alternative net income, a minimum taxable base, or a fixed dollar minimum). New York City taxable income is defined as federal taxable income subject to certain modifications. These modifications include an adjustment for interest expense attributable to subsidiary capital (for non-banking corporations), a deduction for 60% of dividends received from subsidiary capital (for banking corporations), income from federally tax exempt obligations, and deductions for certain expenses allocated to federally tax exempt obligations. Combined reporting requirements began in 2015.

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
Because our business is highly regulated, the laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. It is impossible to predict the competitive impact that any such changes would have on the banking and financial services industry in general or on our business in particular. Such changes may, among other things, increase the cost of doing business, limit permissible activities, or affect the competitive balance between banks and other financial institutions. The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes in light of government intervention in the financial services sector following the 2008 financial crisis. Other changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, policies, or supervisory guidance could result in enforcement and other legal actions by federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material adverse effect on our business, financial condition, and results of operations. See Part I. Item 1. “Business - Supervision and Regulation.”

We have become subject to more stringent capital requirements.
The federal banking agencies issued a joint final rule, or the “Final Capital Rule,” that implemented the Basel III capital standards and established the minimum capital levels required under the Dodd-Frank Act. As of January 1, 2015, we are required to comply with the Final Capital Rule. The Final Capital Rule requires banks and bank holding companies to maintain a minimum common equity Tier 1 capital ratio of 4.5% of risk-weighted assets, a minimum Tier 1 capital ratio of 6% of risk-weighted assets, a total capital ratio of 8% of risk-weighted assets, and a leverage ratio of 4%.  In addition, in connection with implementing the Final Capital Rule, the FDIC revised its prompt corrective action regulations for state nonmember banks to require a minimum common equity Tier 1 capital ratio of 6.5% of risk-weighted assets for a “well capitalized” institution and increased the minimum Tier 1 capital ratio for a “well capitalized” institution from 6% to 8%. Additionally, subject to a transition period, the Final Capital Rule requires banks and bank holding companies to maintain a 2.5% common equity Tier 1 capital conservation buffer above the minimum risk-based capital requirements for adequately capitalized institutions to avoid restrictions on the ability to pay dividends, discretionary bonuses, and to engage in share repurchases. The Company and the Bank met these requirements as of December 31, 2015. The Final Capital Rule permanently grandfathered trust preferred securities issued before May 19, 2010 for institutions with less than $15 billion in total assets as of December 31, 2009, subject to a limit of 25% of Tier 1 capital. The Final Capital Rule increased the required capital for certain categories of assets, including high volatility construction real estate loans and certain exposures related to securitizations; however, the Final Capital Rule retained the previous capital treatment of residential mortgages. Under the Final Capital Rule, we were permitted to make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. The Company has made this election.
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
Market changes may adversely affect demand for the Bank’s services and impact results of operations.
Channels for servicing the Bank’s customers are evolving rapidly, with less reliance on traditional branch facilities, more use of online and mobile banking, and increased demand for universal bankers and other relationship managers who can service multiples product lines. The Bank competes with larger providers that are rapidly evolving their service channels and escalating the costs of evolving the service process. The Bank has a process for evaluating the profitability of its branch system and other office and operational facilities. The identification of unprofitable operations and facilities can lead to restructuring charges and introduce the risk of disruptions to revenues and customer relationships.
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
Fluctuations in interest rates may negatively impact the business of the Bank. The Bank’s main source of income from operations is net interest income, which represents the difference between the interest income earned on interest-bearing assets (usually loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (usually deposits and borrowings). These rates are highly sensitive to many factors beyond our control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities. The Bank’s net interest income can be affected significantly by changes in market interest rates. Changes in relative interest rates may reduce the Bank’s net interest income as the difference between interest income and interest expense decreases. As a result, the Bank has adopted asset and liability management policies to mitigate the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments funding sources, and derivatives. However, even with these policies in place, a change in interest rates can impact our results of operations or financial condition.
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
At December 31, 2015, our commercial loans, commercial real estate loans, and construction and land loans portfolios comprised 56% of total loans. Commercial loans generally carry larger loan balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. These loans may lack standardized terms and may include a balloon payment feature. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions, interest rates, and collateral values. Repayment of these loans is generally more dependent on the economy and the successful operation of a business. Because of the risks associated with commercial loans, we may experience higher rates of default than if the portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations.
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

Risks Related to our Investment Management, Wealth Advisory, and Wealth Management and Trust Businesses
Our investment management, wealth advisory, and wealth management and trust businesses are highly regulated, and the regulators have the ability to limit or restrict our activities and impose fines or suspensions on the conduct of our business.
Our investment management, wealth advisory, and wealth management and trust businesses are highly regulated, primarily at the federal level. The failure of any of our subsidiaries that provide investment management, wealth advisory, and wealth management and trust services to comply with applicable laws or regulations could result in fines, suspensions of individual employees or other sanctions including revocation of such affiliate’s registration as an investment adviser.
All of our investment management, wealth advisory, and wealth management and trust affiliates are RIAs under the Advisers Act. The Advisers Act imposes numerous obligations on RIAs, including fiduciary, record keeping, operational and disclosure obligations. These subsidiaries, as investment advisers, are also subject to regulation under the federal and state securities laws and the fiduciary laws of certain states. In addition, the affiliates acting as sub-advisers to mutual funds are subject to certain provisions and regulations of the 1940 Act.
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
We may not be able to attract and retain investment management, wealth advisory, and wealth management and trust clients due to competition.
Due to intense competition, our investment management, wealth advisory, and wealth management and trust subsidiaries may not be able to attract and retain clients. Competition is especially strong in our geographic market areas because there are numerous well-established, well-resourced, well-capitalized, and successful investment management, wealth advisory, and wealth management and trust firms in these areas.
Our ability to successfully attract and retain investment management, wealth advisory, and wealth management and trust clients is dependent upon our ability to compete with competitors’ investment products, level of investment performance, client services and marketing and distribution capabilities. If we are not successful, our results of operations and financial condition may be negatively impacted.
Investment management contracts are typically terminable upon less than 30 days’ notice. Most of our investment management clients may withdraw funds from accounts under management generally in their sole discretion. Wealth advisory client contracts must typically be renewed on an annual basis and are terminable upon relatively short notice. The combined financial performance of our investment management, wealth advisory, and wealth management and trust affiliates is a significant factor in our overall results of operations and financial condition.
Our investment management business is highly dependent on investment managers to produce investment returns and to solicit and retain clients, and the loss of a key investment manager could adversely affect our investment management, wealth advisory, and wealth management and trust business.
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
The performance of our business has been and may continue to be adversely affected by general business and economic conditions in the U.S., including the level and volatility of short- and long-term interest rates, inflation, home prices, unemployment and under-employment levels, bankruptcies, household income, consumer spending, fluctuations in both debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, and investor confidence. While in recent years there has been gradual improvement in the U.S. economy, deterioration of any of these conditions can adversely affect our residential portfolio, consumer and commercial businesses, and securities portfolios, as well as our earnings.
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
We are dependent on our reputation within our market area, as a trusted and responsible financial company, for all aspects of our relationships with clients, employees, vendors, third-party service providers, and others with whom we conduct business or potential future business. Our ability to attract and retain clients and employees at our banking, wealth management and trust, investment management, and wealth advisory subsidiaries could be adversely affected to the extent our reputation is damaged. Our actual or perceived failure to address various issues could give rise to reputational risk that could cause harm to us and our business prospects. These issues also include, but are not limited to, legal and regulatory requirements; privacy; properly maintaining client and employee personal information; record keeping; money-laundering; sales and trading practices; ethical issues; appropriately addressing potential conflicts of interest; and the proper identification of the legal, reputational, credit, liquidity, and market risks inherent in our products. Failure to appropriately address any of these issues could also give rise to additional regulatory restrictions, reputational harm, and legal risks, which could, among other consequences, increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines, and penalties and cause us to incur related costs and expenses. In addition, our investment management business is dependent on the integrity of our asset managers and our employees. If an asset manager or employee were to misappropriate any client funds, the reputation of our asset management business could be negatively affected, which may result in the loss of accounts and have a material adverse effect on our results of operations and financial condition.
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
We are subject to certain operational risks, including, but not limited to, data processing system failures and errors, inadequate or failed internal processes, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters.  We depend upon data processing, software, communication, and information exchange on a variety of computing platforms and networks and over the Internet, and we rely on the services of a variety of vendors to meet our data processing and communication needs.  Despite instituted safeguards, we cannot be certain that all of our systems are entirely free from vulnerability to attack or other technological difficulties or failures. Information security risks have increased significantly due to the use of online, telephone and mobile banking channels by clients and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. Our technologies, systems, networks and our clients’ devices have been subject to, and are likely to continue to be the target of, cyber-attacks, computer viruses, malicious code, phishing attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our clients’ confidential, proprietary and other information, the theft of client assets through fraudulent transactions or disruption of our or our clients’ or other third parties’ business operations. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, and services and operations may be interrupted. A security breach could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, significant litigation exposure, and harm to our reputation. While we maintain a system of internal controls and procedures, any of these results could have a material adverse effect on our business, financial condition, results of operations or liquidity.

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

•
the risk that difficulties will arise in connection with the integration of the operations of the acquired business with the operations of our private banking, wealth management and trust, investment management, or wealth advisory businesses, particularly to the extent we may enter new geographic markets;

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
Generally, the acquirer in a business combination is willing to pay more for a business than the sum of the fair values of the individual assets and liabilities because of other inherent value associated with an assembled business. The resulting excess of the consideration transferred over the net fair value of the acquisition-date amounts of the identifiable assets acquired and liabilities assumed, is recognized as goodwill. An essential part of the acquisition method is the recognition and measurement of identifiable intangible assets, separate from goodwill, at fair value. At December 31, 2015, our goodwill and net intangible assets totaled $185.1 million.
Under current accounting standards, goodwill acquired in a business combination is recognized as an asset and not amortized. Instead, goodwill is tested for impairment on an annual basis, or more frequently if there is an indication of impairment. Long-lived intangible assets are amortized and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable.
If we determine goodwill or intangible assets are impaired, we will be required to write down the value of these assets. We last took an impairment charge in 2009. We cannot assure you that we will not be required to take further impairment charges in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results.
Net outflows of assets under management at Anchor in recent years and Boston Private Wealth in 2015 have negatively impacted their financial results. In addition, the decline in the U.S. equity markets in early 2016 will, until recovered, have a further negative impact on assets under management at these firms. If net outflows at these firms continue and/or the U.S. equity markets do not recover in the short term, the risk of impairment will increase. In addition to current financial results, other information such as forecasted earnings and market comparisons for these types of firms are used to determine the fair value of these firms and whether there is indication of impairment.
Material negative changes in the assumptions or inputs in to the valuation models will increase the risk of impairment. The Company will continue to monitor the events and circumstances at these firms for indication of a triggering event that would necessitate impairment testing prior to the usual testing in the fourth quarter.

Our deferred tax assets may not ultimately be realized or our tax positions may be subject to challenge by taxing authorities.
Our deferred tax assets may provide significant future tax savings. Our use of these deferred tax benefits may depend on a number of factors including our ability to generate significant future taxable income; the character of that income (ordinary versus capital); the absence of a future ownership change that could limit or eliminate the tax benefits; the acceptance by the taxing authorities of the positions taken on our tax returns as to the amount and timing of our income and expenses; and future changes in laws or regulations relating to tax credits, tax deductions, and net operating losses. At December 31, 2015, our net deferred tax assets were $51.7 million.

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
We are a legal entity that is separate and distinct from the Bank and our other subsidiaries and depend on dividends from the Bank and our other subsidiaries to fund dividend payments on our common and preferred stock and to fund all payments on our other obligations. Our revenue (on a parent-only basis) is derived primarily from dividends paid to us by the Bank and our other subsidiaries. Our right, and consequently the right of our shareholders, to participate in any distribution of the assets or earnings of the Bank and our other subsidiaries through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the Bank (including depositors) and our other subsidiaries, except to the extent that certain claims of ours in a creditor capacity may be recognized.
Holders of our common stock are entitled to receive dividends only when, as, and if declared by our board of directors. Although we have historically declared cash dividends on our common and preferred stock, we are not required to do so. Our board of directors may reduce or eliminate our common stock dividend in the future. Further, if we do not pay dividends on our preferred stock, we may not pay any dividends on our common stock. The Federal Reserve has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. Additionally, the FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. The Final Capital Rule requires banks and bank holding companies to maintain a 2.5% common equity Tier 1 capital conservation buffer above the minimum risk-based capital requirements for adequately capitalized institutions to avoid restrictions on the ability to pay dividends, discretionary bonuses, and to engage in share repurchases. The Company and the Bank met these requirements as of December 31, 2015. A reduction or elimination of dividends could adversely affect the market price of our common stock. See Part I. Item 1. “Business - Supervision and Regulation - Dividend Restrictions” and “Business - Supervision and Regulation - Regulatory Capital Requirements.”
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

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 2.PROPERTIES
The Company and its subsidiaries primarily conduct operations in leased premises; however, the Bank owns two of its office locations. The Company’s headquarters is located at Ten Post Office Square, Boston, Massachusetts. The premises for our Wealth and Investment affiliates are generally located in the vicinity of the headquarters of such affiliates. See “Private Banking,” “Wealth Management and Trust,” “Investment Management,” and “Wealth Advisory” in Part I. Item 1. “Business - General” for further detail.
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

I.Market for Common Stock
The Company’s common stock, par value $1.00 per share, is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “BPFH.” At February 23, 2016, there were 83,486,743 shares of common stock outstanding. The number of holders of record of the Company’s common stock as of February 23, 2016 was 1,028. The closing price of the Company’s common stock on February 23, 2016 was $10.18.
The following table sets forth the high and low sale prices for the Company’s common stock for the periods indicated, as reported by NASDAQ:

	High	Low
Year ended December 31, 2015
Fourth Quarter	$12.47	$10.77
Third Quarter	$13.66	$11.30
Second Quarter	$13.82	$11.93
First Quarter	$13.57	$10.55
Year ended December 31, 2014
Fourth Quarter	$13.82	$11.40
Third Quarter	$13.74	$11.76
Second Quarter	$13.95	$11.69
First Quarter	$14.64	$11.43

II.Dividends
The Company paid dividends on its common stock of $0.36 and $0.32 in 2015 and 2014, respectively. On January 27, 2016, the Company announced an increase in its quarterly dividend from $0.09 per share to $0.10 per share for the fourth quarter of 2015.
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

III.Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding securities authorized for issuance under our equity compensation plans will be included in the definitive Proxy Statement (the “Proxy Statement”) for the 2016 Annual Meeting of Shareholders to be held on April 21, 2016 and is incorporated herein by reference.

IV.Recent Sales of Unregistered Securities
None.

V.Issuer Repurchases
None.

VI.Performance Graph
The Total Return Performance Graph set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company’s common stock, based on the market price of the Company’s common stock, with the total return on companies within the NASDAQ Composite Index and companies within the SNL $5B-$10B Bank Index. The calculation of cumulative return assumes a $100 investment in the Company’s common stock, the NASDAQ Composite Index, and the SNL $5B-$10B Bank Index on December 31, 2010. It also assumes that all dividends are reinvested during the relevant periods.
___________
Source: SNL

	Year Ending December 31,
	2010	2011	2012	2013	2014	2015
BPFH	$100.00	$121.95	$138.99	$199.21	$218.19	$189.27
NASDAQ Composite Index	100.00	99.21	116.82	163.75	188.03	201.40
SNL Bank $5B-$10B	100.00	99.24	116.73	180.10	185.52	211.33

ITEM 6.SELECTED FINANCIAL DATA
The following table represents selected financial data for the five fiscal years ended December 31. The data set forth below does not purport to be complete. It should be read in conjunction with, and is qualified in its entirety by, the more detailed information appearing elsewhere herein, including the Company’s Consolidated Financial Statements and related notes. All items presented below, if applicable, have been adjusted for discontinued operations related to the divestiture of Davidson Trust Company in 2012.

	2015	2014	2013	2012	2011
At December 31:		(In thousands, except share data)
Total balance sheet assets	$7,542,508	$6,797,874	$6,437,109	$6,465,005	$6,049,372
Assets of discontinued operations	—	—	—	—	10,676
Loans held for sale	8,072	7,099	6,123	308,390	12,069
Total loans (excluding loans held for sale)	5,719,212	5,269,936	5,112,459	4,814,136	4,651,228
Allowance for loan losses	78,500	75,838	76,371	84,057	96,114
Cash and investments (1)	1,474,737	1,175,610	1,034,236	1,050,025	1,091,564
Goodwill and intangible assets	185,089	191,800	130,784	135,054	138,749
Deposits	6,040,437	5,453,879	5,110,370	4,885,059	4,530,411
Deposits held for sale	—	—	—	194,084	—
Borrowed funds	625,902	507,009	575,970	668,087	834,671
Total shareholders’ equity	746,613	703,911	633,688	603,102	566,125
Nonperforming assets	27,347	45,111	45,538	64,361	73,212
Net loans (charged-off)/ recovered	4,217	5,867	2,314	(8,757)	(15,449)
Assets under management and advisory:
Wealth Management and Trust	$7,976,000	$9,274,000	$4,565,000	$3,941,000	$3,571,000
Investment Management	9,952,000	10,772,000	10,401,000	8,444,000	7,594,000
Wealth Advisory	9,688,000	9,883,000	9,336,000	8,052,000	6,994,000
Inter-company relationships	(21,000)	(22,000)	(22,000)	(20,000)	(19,000)
Total assets under management and advisory	$27,595,000	$29,907,000	$24,280,000	$20,417,000	$18,140,000
For The Year Ended December 31:
Net interest income	$185,770	$179,701	$174,018	$183,276	$178,954
Provision/ (credit) for loan losses	(1,555)	(6,400)	(10,000)	(3,300)	13,160
Net interest income after provision/ (credit) for loan losses	187,325	186,101	184,018	186,576	165,794
Fees and other income	161,169	140,798	136,341	115,113	118,911
Operating expense excluding restructuring	251,457	226,390	220,705	226,085	226,269
Restructuring expense	3,724	739	—	5,911	8,055
Income from continuing operations before income taxes	93,313	99,770	99,654	69,693	50,381
Income tax expense	30,392	32,365	32,963	20,935	14,280
Net income from continuing operations	62,921	67,405	66,691	48,758	36,101
Net income from discontinued operations	6,411	6,160	7,792	7,635	6,184
Less: Net income attributable to noncontrolling interests	4,407	4,750	3,948	3,122	3,148
Net income attributable to the Company	$64,925	$68,815	$70,535	$53,271	$39,137
(Continued)

	2015	2014	2013	2012	2011
At December 31:		(In thousands, except share data)
Per Share Data:
Total diluted earnings per share	$0.74	$0.79	$0.68	$0.61	$0.46
Diluted earnings per share from continuing operations	$0.66	$0.72	$0.59	$0.52	$0.39
Weighted average basic common shares outstanding	80,885,253	78,921,480	77,373,817	76,019,991	75,169,611
Weighted average diluted common shares outstanding	83,225,153	80,879,231	78,753,524	76,973,516	75,481,028
Cash dividends per share	$0.36	$0.32	$0.24	$0.04	$0.04
Book value per share (2)	$8.38	$7.91	$7.94	$6.92	$6.51
Selected Operating Ratios:
Return on average assets	0.91%	1.04%	1.13%	0.84%	0.64%
Return on average common equity (3)	9.01%	10.56%	11.73%	9.16%	7.27%
Return on average tangible common equity (3)	13.34%	14.45%	15.83%	12.62%	10.82%
Efficiency ratio, FTE Basis (4)	68.37%	67.19%	67.90%	72.27%	72.61%
Net interest margin (5)	2.92%	2.98%	3.05%	3.22%	3.25%
Total fees and other income/ total revenue (6)	46.45%	43.93%	43.93%	38.58%	39.92%
Asset Quality Ratios:
Nonaccrual loans (excluding loans held for sale) to total loans (excluding loans held for sale)	0.46%	0.84%	0.88%	1.26%	1.46%
Nonperforming assets to total assets	0.36%	0.66%	0.71%	1.00%	1.21%
Allowance for loan losses to total loans (excluding loans held for sale)	1.37%	1.44%	1.49%	1.75%	2.07%
Allowance for loan losses to nonaccrual loans (excluding loans held for sale)	2.95	1.72	1.71	1.38	1.41
Other Ratios:
Dividend payout ratio	49%	41%	35%	7%	9%
Total equity to total assets ratio	9.90%	10.35%	9.84%	9.33%	9.36%
Tangible common equity to tangible assets ratio (non-GAAP) (7)	6.98%	7.03%	7.97%	7.39%	7.12%
Tier 1 common equity/ risk weighted assets (7)	9.80%	9.24%	9.93%	8.73%	7.94%
____________
nm - not meaningful

(1)	Cash and investments includes the following line items from the consolidated balance sheets: cash and cash equivalents, investment securities, and stock in Federal Home Loan Banks.

(2)	Book value per share is calculated by reducing the Company’s total equity by the preferred stock balance, then dividing that value by the total common shares outstanding as of the end of that period.

(3)
The Company uses certain non-GAAP financial measures, such as the Return on Average Common Equity ratio and the Return on Average Tangible Common Equity ratio, to provide information for investors to effectively analyze financial trends of ongoing business activities, and to enhance comparability with peers across the financial sector.

The Company calculates Average Common Equity by adjusting Average Equity to exclude Average Non-convertible Preferred Equity. When Average Non-convertible Preferred Equity is excluded, the Company also reduces Net Income Attributable to the Company by dividends paid on that preferred equity.
The Company calculates Average Tangible Common Equity by adjusting Average Equity to exclude Average Non-convertible Preferred Equity and Average Goodwill and Intangible Assets, net. When Average Non-convertible Preferred Equity and Average Goodwill and Intangible Assets, net are excluded, the Company also reduces Net Income Attributable to the Company by dividends paid on that preferred equity and adds back amortization of intangibles, net of tax.
Reconciliations from the Company’s GAAP Return on Average Equity ratio to the Non-GAAP Return on Average Common Equity ratio, and the Non-GAAP Return on Average Tangible Common Equity ratio are presented below:

	2015	2014	2013	2012	2011
Total average shareholders’ equity	$729,489	$666,216	$615,795	$579,990	$538,316
LESS: Average Series D preferred stock (non-convertible)	(47,753)	(47,753)	(33,921)	—	—
Average common equity (non-GAAP)	681,736	618,463	581,874	579,990	538,316
LESS: Average goodwill and intangible assets, net (a)	(188,533)	(144,658)	(132,908)	(136,486)	(147,835)
Average Tangible Common Equity (non-GAAP)	493,203	473,805	448,966	443,504	390,481

Net income attributable to the Company	$64,925	$68,815	$70,535	$53,271	$39,137
Less: Dividends on Series D preferred stock	(3,475)	(3,475)	(2,297)	—	—
Common net income (non-GAAP)	61,450	65,340	68,238	53,271	39,137
ADD: Amortization of intangibles, net of tax (35%)	4,362	3,143	2,813	2,840	3,120
Tangible common net income (non-GAAP)	$65,812	$68,483	$71,051	$56,111	$42,257

Return on Average Equity	8.90%	10.33%	11.45%	9.16%	7.27%
Return on Average Common Equity (non-GAAP)	9.01%	10.56%	11.73%	9.16%	7.27%
Return on Average Tangible Common Equity (non-GAAP)	13.34%	14.45%	15.83%	12.62%	10.82%
____________

(a)	Includes average goodwill and intangible assets of divested affiliates for the year ended December 31, 2011.

(4)
The Company uses certain non-GAAP financial measures, such as the efficiency ratio (FTE basis), to provide information for investors to effectively analyze financial trends of ongoing business activities, and to enhance comparability with peers across the financial sector.

The Company calculates the Efficiency Ratio, Fully Taxable Equivalent (“FTE”) Basis by reducing operating expenses by amortization of intangibles and restructuring expense and increasing total revenue by the FTE adjustment. A reconciliation from GAAP efficiency ratio to Non-GAAP efficiency ratio (FTE basis) is presented below:

	2015	2014	2013	2012	2011
Total operating expense (GAAP)	$255,181	$227,129	$220,705	$231,996	$234,324
Less: Amortization of intangibles	6,711	4,836	4,327	4,369	4,800
Less: Restructuring expense	3,724	739	—	5,911	8,055
Total operating expense (excluding amortization of intangibles) (Non-GAAP)	$244,746	$221,554	$216,378	$221,716	$221,469

Net interest income	$185,770	$179,701	$174,018	$183,276	$178,954
Fees and other income	161,169	140,798	136,341	115,113	118,911
FTE income	11,035	9,249	8,326	8,384	7,158
Total revenue (FTE basis)	$357,974	$329,748	$318,685	$306,773	$305,023
Efficiency Ratio, before deduction of intangible amortization and restructuring expense (GAAP)	73.55%	70.87%	71.11%	77.75%	78.67%
Efficiency Ratio, FTE Basis (non-GAAP)	68.37%	67.19%	67.90%	72.27%	72.61%

(5)	Net interest margin represents net interest income on a fully-taxable equivalent basis as a percent of average interest-earning assets.

(6)	Total revenue is defined as net interest income plus fees and other income.

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
A reconciliation from the Company’s GAAP Total Shareholders’ Equity to Total Assets ratio to the Non-GAAP Tangible Common Equity to Tangible Assets ratio and to the Non-GAAP Tier 1 Common Equity to Risk Weighted Assets ratio is presented below:

	2015	2014	2013	2012	2011
Total balance sheet assets	$7,542,508	$6,797,874	$6,437,109	$6,465,005	$6,049,372
LESS: Goodwill and intangible assets, net (a)	(185,089)	(191,800)	(130,784)	(135,054)	(145,600)
Tangible assets (non-GAAP)	$7,357,419	$6,606,074	$6,306,325	$6,329,951	$5,903,772
Total shareholders’ equity	$746,613	$703,911	633,688	603,102	566,125
LESS: Goodwill and intangible assets, net (a)	(185,089)	(191,800)	(130,784)	(135,054)	(145,600)
Series D Preferred Stock (non-convertible)	(47,753)	(47,753)	—	—	—
Total adjustments	(232,842)	(239,553)	(130,784)	(135,054)	(145,600)
Tangible Common Equity (non-GAAP)	$513,771	$464,358	$502,904	$468,048	$420,525
Total Equity/Total Assets	9.90%	10.35%	9.84%	9.33%	9.36%
Tangible Common Equity/Tangible Assets (non-GAAP)	6.98%	7.03%	7.97%	7.39%	7.12%

Total Risk Weighted Assets (b)	$5,450,149	$5,073,973	$4,668,531	$4,627,791	$4,234,280
Tier 1 Common Equity (b)	$534,241	$468,612	$463,627	$404,088	$336,073
Tier 1 Common Equity/ Risk Weighted Assets (b)	9.80%	9.24%	9.93%	8.73%	7.94%
____________
(a)Includes goodwill and intangible assets of divested affiliates for year 2011.

(b)	Risk Weighted Assets are calculated under current capital rules. Components of Tier 1 Common Equity, for all years presented, are based on the capital rules currently in effect.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements, the notes thereto, and other statistical information included in this annual report.

Executive Summary
The Company offers a wide range of wealth management and private banking services to high net worth individuals, families, businesses and select institutions through its four reportable segments: Private Banking, Wealth Management and Trust, Investment Management, and Wealth Advisory. This Executive Summary provides an overview of the most significant aspects of our operating segments and the Company’s operations in 2015. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.
Net income attributable to the Company was $64.9 million for the year ended December 31, 2015, compared to net income attributable to the Company of $68.8 million in 2014 and $70.5 million in 2013. The Company recognized diluted earnings per share of $0.74 for the year ended December 31, 2015, compared to diluted earnings per share of $0.79 in 2014 and $0.68 in 2013.
Key items that affected the Company’s 2015 results include:

▪
Assets under management and advisory (“AUM”) decreased 8% during 2015 due to negative net flows of $1.9 billion and negative market action of $0.4 billion. Negative net flows in the Wealth Management and Trust segment of $1.1 billion were primarily due to losses related to the integration of Boston Private Bank’s existing wealth management business and the operations of Banyan into the newly-created Boston Private Wealth. During integration, Boston Private Wealth experienced the departure of certain client-facing employees over the course of the year and the related loss of clients who followed the departed employees. Negative net flows were also seen in the Investment Management and Wealth Advisory segments.

▪
Recurring fees and income, which includes investment management fees, wealth advisory fees, wealth management and trust fees, other banking fee income, and gain on sale of loans, net, for the year ended December 31, 2015 was $157.1 million, an increase of $18.1 million, or 13%, from 2014. The 2015 increase was due to increased fee-based revenue, primarily related to the Banyan acquisition.

▪
The Company recorded a credit to the provision for loan losses of $1.6 million for the year ended December 31, 2015, compared to a credit to the provision for loan losses of $6.4 million in 2014. The 2015 credit to the provision for loan losses was primarily due to improved loss history, a decrease in criticized loans, and net recoveries, partially offset by loan growth in 2015.

▪
The Company recorded total operating expenses of $255.2 million for the year ended December 31, 2015, compared to total operating expenses of $227.1 million in 2014. The increase in expense in 2015 related to the acquisition of Banyan in the fourth quarter of 2014, as well as restructuring expense associated with the integration of Banyan operations into the newly created Boston Private Wealth.

▪
Net interest margin (“NIM”) decreased six basis points to 2.92% in 2015 from 2.98% in 2014, after decreasing seven basis points from 3.05% in 2013. Net interest income for the year ended December 31, 2015 was $185.8 million, an increase of $6.1 million, or 3%, compared to 2014. The 2015 increase was due to higher yields on investments, higher volume in the investment and loan portfolios, and lower rates paid on borrowings, partially offset by lower average yields on loans and an increase in the average volume of interest-bearing deposits.

Private Banking
The following table presents a summary of selected financial data for the Private Banking segment for 2015, 2014, and 2013.

	As of and for the year ended December 31,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
	(In thousands)
Net interest income	$189,501	$183,424	$178,199	$6,077	3%	$5,225	3%
Fees and other income
Gain on sale of Pacific Northwest offices	—	—	10,574	—	nm	(10,574)	(100)%
Other income	11,352	10,617	11,880	735	7%	(1,263)	(11)%
Total fees and other income	11,352	10,617	22,454	735	7%	(11,837)	(53)%
Total revenues	200,853	194,041	200,653	6,812	4%	(6,612)	(3)%
Provision/ (credit) for loan losses	(1,555)	(6,400)	(10,000)	4,845	(76)%	3,600	(36)%
Operating expenses	116,575	111,901	118,488	4,674	4%	(6,587)	(6)%
Income before income taxes	85,833	88,540	92,165	(2,707)	(3)%	(3,625)	(4)%
Income tax expense	27,844	29,032	30,958	(1,188)	(4)%	(1,926)	(6)%
Net income attributable to the Company	$57,989	$59,508	$61,207	$(1,519)	(3)%	$(1,699)	(3)%
Total loans (1)	$5,719,212	$5,269,936	$5,112,320	$449,276	9%	$157,616	3%
Assets	$7,361,202	$6,611,191	$6,246,148	$750,011	11%	$365,043	6%
Deposits (2)	$6,109,922	$5,518,980	$5,153,707	$590,942	11%	$365,273	7%
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
The Company’s Private Banking segment reported net income attributable to the Company of $58.0 million in the year ended December 31, 2015, compared to net income attributable to the Company of $59.5 million in 2014 and $61.2 million in 2013. The $1.5 million, or 3%, decrease in 2015 was due to a lower credit to the provision for loan losses and increased operating expenses, particularly higher salaries and employee benefits, occupancy and equipment, and marketing and business development expenses, partially offset by higher net interest income. The 2014 increase in net income, excluding the effect of the 2013 gain on sale of the Pacific Northwest offices, was due to decreased operating expenses, partially offset by lower revenues and a lower credit to the provision for loan losses.
In May 2013, the Company sold the Bank’s three offices in the Pacific Northwest region. This sale resulted in a gain on sale of $10.6 million.
Total loans at the Bank increased $0.4 billion, or 9%, to $5.7 billion, or 78% of total assets at the Bank, at December 31, 2015 from $5.3 billion, or 80% of total assets at the Bank, at December 31, 2014. A discussion of the Company’s loan portfolio can be found below in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio and Credit Quality.”
Deposits at the Bank increased $0.6 billion, or 11%, to $6.1 billion in 2015 from $5.5 billion in 2014. A discussion of the Company’s deposits can be found below in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition.”

Wealth Management and Trust
The following table presents a summary of selected financial data for the Wealth Management and Trust segment for 2015, 2014, and 2013.

	As of and for the year ended December 31,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
	(In thousands)
Wealth management and trust fees	$51,309	$34,582	$26,547	$16,727	48%	$8,035	30%
Other income	2,027	2	—	2,025	nm	2	nm
Total revenues	53,336	34,584	26,547	18,752	54%	8,037	30%
Operating expenses	50,750	28,662	20,733	22,088	77%	7,929	38%
Restructuring expense	3,724	739	—	2,985	nm	739	nm
Income/ (loss) before income taxes	(1,138)	5,183	5,814	(6,321)	nm	(631)	(11)%
Income tax expense/ (benefit)	(350)	2,201	2,392	(2,551)	nm	(191)	(8)%
Net income/ (loss) attributable to the Company	$(788)	$2,982	$3,422	$(3,770)	nm	$(440)	(13)%
AUM	$7,976,000	$9,274,000	$4,565,000	$(1,298,000)	(14)%	$4,709,000	103%
____________
nm - not meaningful
The Company’s Wealth Management and Trust segment reported a net loss attributable to the Company of $0.8 million in the year ended December 31, 2015, compared to net income attributable to the Company of $3.0 million in 2014 and $3.4 million in 2013. The year ended December 31, 2015 was the first full year of the integration of the Bank’s wealth management business and Banyan. The $3.8 million decrease in net income in 2015 was primarily related to lower revenue as a result of employee turnover and the related loss of clients who followed the departed employees. In addition, there were increased operating expenses for legal fees, employee retention, restructuring expenses, and amortization of intangible assets. Also in 2015, the $2.0 million liability for contingent consideration recorded upon acquisition of Banyan was reversed and recorded as other income. The 2014 year-to-year changes over 2013 are not comparable due to the acquisition of Banyan in 2014.
AUM decreased $1.3 billion, or 14%, to $8.0 billion at December 31, 2015 from $9.3 billion at December 31, 2014. In 2015, the decrease in AUM was primarily the result of net outflows of $1.1 billion and negative market action of $0.1 billion. Additionally, AUM decreased $0.1 billion due to the disposition of certain accounts in the fourth quarter of 2015. In 2014, the increase in AUM was primarily the result of the acquisition of Banyan in the fourth quarter, which added $4.3 billion of AUM. In addition to the acquisition, the increase was the result of market appreciation of $0.3 billion and net flows of $0.1 billion.

Investment Management
The following table presents a summary of selected financial data for the Investment Management segment for 2015, 2014, and 2013.

	As of and for the year ended December 31,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
	(In thousands)
Investment management fees	$45,694	$47,123	$43,816	$(1,429)	(3)%	$3,307	8%
Other income and net interest income	15	18	79	(3)	(17)%	(61)	(77)%
Total revenues	45,709	47,141	43,895	(1,432)	(3)%	3,246	7%
Operating expenses	33,690	34,848	33,195	(1,158)	(3)%	1,653	5%
Income before income taxes	12,019	12,293	10,700	(274)	(2)%	1,593	15%
Income tax expense	3,956	4,078	3,493	(122)	(3)%	585	17%
Noncontrolling interests	2,265	2,519	2,164	(254)	(10)%	355	16%
Net income attributable to the Company	$5,798	$5,696	$5,043	$102	2%	$653	13%
AUM	$9,952,000	$10,772,000	$10,401,000	$(820,000)	(8)%	$371,000	4%

The Company’s Investment Management segment reported net income attributable to the Company of $5.8 million in the year ended December 31, 2015, compared to net income attributable to the Company of $5.7 million in 2014 and $5.0 million in 2013. The $0.1 million, or 2%, increase in 2015 was primarily due to a decrease in salaries and employee benefits expense and professional services expense as well as lower income allocated to noncontrolling interests, partially offset by a decrease in investment management fees. The decrease in investment management fees was due to the decrease in AUM.
AUM decreased $0.8 billion, or 8%, to $10.0 billion at December 31, 2015 from $10.8 billion at December 31, 2014. In 2015, the decrease in AUM was primarily the result of net outflows of $0.7 billion and negative market action of $0.1 billion. In 2014, the increase in AUM was primarily the result of market appreciation of $1.1 billion, partially offset by net outflows of $0.7 billion.

Wealth Advisory
The following table presents a summary of selected financial data for the Wealth Advisory segment for 2015, 2014, and 2013.

	As of and for the year ended December 31,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
	(In thousands)
Wealth advisory fees	$50,437	$48,082	$42,352	$2,355	5%	$5,730	14%
Other income and net interest income	127	127	64	—	—%	63	98%
Total revenues	50,564	48,209	42,416	2,355	5%	5,793	14%
Operating expenses	35,379	33,213	29,588	2,166	7%	3,625	12%
Income before income taxes	15,185	14,996	12,828	189	1%	2,168	17%
Income tax expense	5,819	5,653	4,807	166	3%	846	18%
Noncontrolling interests	2,138	2,189	1,784	(51)	(2)%	405	23%
Net income attributable to the Company	$7,228	$7,154	$6,237	$74	1%	$917	15%
AUM	$9,688,000	$9,883,000	$9,336,000	$(195,000)	(2)%	$547,000	6%
The Company’s Wealth Advisory segment reported net income attributable to the Company of $7.2 million in the year ended December 31, 2015 and 2014, compared to net income attributable to the Company of $6.2 million in 2013. Increased wealth advisory fee revenue in 2015 was partially offset by increased occupancy and equipment, marketing and business development, and insurance expense.
AUM decreased $0.2 billion, or 2%, to $9.7 billion at December 31, 2015 from $9.9 billion at December 31, 2014. In 2015, the decrease in AUM was the result of negative market action of $0.1 billion and net outflows of $0.1 billion. In 2014, the increase in AUM was primarily the result of market appreciation of $0.3 billion and net inflows of $0.3 billion.
The Wealth Advisory segment revenue is more resistant to fluctuations in market conditions than Investment Management segment revenue since financial planning fees are typically less correlated to the equity markets.

Critical Accounting Policies
Critical accounting policies are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The Company believes that its most critical accounting policies upon which its financial condition depends, and which involve the most complex or subjective decisions or assessments, are as follows:
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

The Company’s allowance is accounted for in accordance with guidance issued by various regulatory agencies, including: the Federal Financial Institutions Examination Council Policy Statement on the Allowance for Loan and Lease Losses (December 2006); Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 102, Selected Loan Loss Methodology and Documentation Issues; Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310, Receivables (“ASC 310”); and ASC 450, Contingencies.
The allowance consists of three primary components: general reserves on pass graded loans, allocated reserves on non-impaired special mention and substandard loans, and the allocated reserves on impaired loans. The calculation of the allowance involves a high degree of management judgment and estimates designed to reflect the inherent risk of loss in the loan portfolio at the measurement date.
General reserves are calculated for each loan pool consisting of pass graded loans segregated by portfolio segment by applying estimated net loss percentages based upon the Bank’s actual historical net charge-offs and, adjusted as appropriate, on a consistent manner based upon consideration of qualitative factors to arrive at a total loss factor for each portfolio segment. The rationale for qualitative adjustments is to more accurately reflect the current inherent risk of loss in the respective portfolio segments than would be determined through the sole consideration of the Bank’s actual historical net charge-off rates. The numerical factors assigned to each qualitative factor are based upon observable data, if applicable, as well as management’s analysis and judgment. The qualitative factors considered by the Company include:

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
A loan is considered impaired in accordance with ASC 310 when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured based on the fair value of the loan, expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, impairment may be determined based upon the observable market price of the loan, or the fair value of the collateral, less estimated costs to sell, if the loan is “collateral dependent.” For collateral dependent loans, appraisals are generally used to determine the fair value. When a collateral dependent loan becomes impaired, an updated appraisal of the collateral is obtained, if appropriate. Appraised values are generally discounted for factors such as the Bank’s intention to liquidate the property quickly in a foreclosure sale or the date when the appraisal was performed if the Bank believes that collateral values have declined since the date the appraisal was done. The Bank may use a broker opinion of value in addition to an appraisal to validate the appraised value. In certain instances, the Bank may consider broker opinions of value as well as other qualitative factors while an appraisal is being prepared.
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
In addition to the three primary components of the allowance for loan losses discussed above (general reserve, allocated reserves on non-impaired special mention and substandard loans, and the allocated reserves on impaired loans), the Bank may also maintain an insignificant amount of additional allowance for loan losses (the unallocated allowance for loan losses). The unallocated reserve reflects the fact that the Allowance for Loan Losses is an estimate and contains a certain amount of imprecision risk. It represents risks identified by Management that are not already captured in the qualitative factors discussed above. The unallocated allowance for loan losses is not considered significant by the Company and will remain at zero unless additional risk is identified.
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
Valuation of Goodwill/Intangible Assets and Analysis for Impairment
The Company allocates the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Other intangible assets identified in acquisitions generally consist of advisory contracts, trade names, and non-compete agreements. The value attributed to advisory contracts is based on the time period over which they are expected to generate economic benefits. The advisory contracts are generally amortized over 8-15 years, depending on the contract. Trade names are not amortized. Non-compete agreements are valued based on the expected receipt of future economic benefits protected by clauses in the non-compete agreements that restrict competitive behavior. Non-compete agreements are amortized over the expected life of the agreement, which is generally seven years. The Company’s non-compete agreements became fully amortized during 2013.
Long-lived intangible assets are subject to the impairment provisions of ASC 360-10, Property, Plant, and Equipment (“ASC 360”). Long-lived intangible assets are tested for recoverability by comparing the net carrying value of the asset or asset group to the undiscounted net cash flows to be generated from the use and eventual disposition of that asset (asset group) when events or changes in circumstances indicate that its carrying amount may not be recoverable. If the carrying amount of the asset exceeds its net undiscounted cash flows, then an impairment loss is recognized for the amount by which the carrying amount exceeds its fair value, determined based upon the discounted value of the expected cash flows generated by the asset. The intangible impairment test is performed at the reporting unit level, and each affiliate with goodwill and/or intangible assets is considered a reporting unit for goodwill and intangible impairment testing purposes.
The excess of the purchase price for acquisitions over the fair value of the net assets acquired, including other intangible assets, is recorded as goodwill. Goodwill is not amortized but is tested for impairment at the reporting unit level, defined as the affiliate level, at least annually in the fourth quarter or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred, based on the guidance in ASC 350, Intangibles-Goodwill and Other (“ASC 350”). Goodwill impairment exists when a reporting unit’s carrying value of goodwill exceeds its implied fair value. In accordance with ASC 350, intangible assets with an indefinite useful economic life are not amortized, but are subject to impairment testing at the reporting unit on an annual basis, or when events or changes in circumstances indicate that the carrying amounts are impaired.
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
The first step (“Step 1”) of impairment testing requires a comparison of each reporting unit’s fair value to carrying value to identify potential impairment. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the second step of the impairment test (“Step 2”) is completed to measure the amount of the reporting unit’s goodwill impairment loss, if any.
The fair value of the reporting unit is determined using generally accepted approaches to valuation commonly referred to as the income approach, market approach, and cost approach. Within each category, a variety of methodologies exist to assist in the estimation of fair value. Generally a valuation consultant will be engaged to assist with the valuation.
For 2015, BPFH has three reportable segments that have goodwill: Wealth Management and Trust, Investment Management, and Wealth Advisory. Boston Private Wealth is the only reporting unit within the Wealth Management and Trust segment. Anchor and DGHM are the reporting units within Investment Management. DGHM does not have any remaining goodwill on its books. BOS and KLS are the reporting units within the Wealth Advisory segment. Because discrete financial information is available and segment management regularly reviews the operating results of Anchor, KLS, and BOS, they are all considered reporting units.
For the reporting units within the Investment Management, Wealth Advisory, and Wealth Management and Trust segments, the Company utilizes both the income and market approaches to determine fair value of the reporting units. The income approach is primarily based on discounted cash flows derived from assumptions of income statement activity. For the market approach, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and revenue multiples of comparable companies are selected and applied to the financial services reporting unit’s applicable metrics.
The aggregate fair values of the reporting units are compared to market capitalization as an assessment of the appropriateness of the fair value measurements. A control premium analysis is performed to determine whether the implied control premium was within range of overall control premiums observed in the market place.
Step 2 of impairment testing is necessary only if a reporting unit’s carrying amount exceeds its fair value. Step 2 requires an assignment of the reporting unit’s fair value to the reporting unit’s assets and liabilities, using the acquisition method accounting guidance in ASC 805, Business Combinations (“ASC 805”), to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared with the carrying amount of the reporting unit’s goodwill to determine the goodwill impairment loss to be recognized, if any.
If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of the reporting unit’s goodwill, an impairment loss must be recognized for the excess (i.e., recorded goodwill must be written down to the implied fair value of the reporting unit’s goodwill). After a goodwill impairment loss for a reporting unit is measured and recognized, the adjusted carrying amount of the reporting unit’s goodwill becomes the new accounting basis for that goodwill.
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
Management considered the following items in evaluating the need for a valuation allowance:

▪	Cumulative pre-tax income, as adjusted for permanent book-to-tax differences, during the 2013 through 2015 period.

▪	Deferred tax assets are expected to reverse in periods when there will be taxable income.

▪	The Company projects sufficient future taxable income to be generated by operations during the available carryforward period.

▪	Certain tax planning strategies are available, such as reducing investments in tax-exempt securities.

▪	The Company has not had any operating loss or tax credit carryovers expiring unused in recent years.
The Company believes that it is more likely than not that the net deferred tax asset, excluding the net deferred tax asset on capital losses, will be realized based upon the ability to generate future taxable income, as well as the availability of current and historical taxable income. The net deferred tax asset at December 31, 2015 and 2014 is net of a valuation allowance for capital losses. Capital losses are deductible to the extent of offsetting capital gains and the Company does not anticipate that it will generate capital gains in future periods. Therefore, the Company has recorded a valuation allowance on capital losses in excess of capital gains as of December 31, 2015 and 2014.

Results of Operations
Comparison of Years Ended December 31, 2015, 2014 and 2013
Net Income. The Company recorded net income from continuing operations for the year ended December 31, 2015 of $62.9 million, compared to net income of $67.4 million and $66.7 million in 2014 and 2013, respectively. Net income attributable to the Company, which includes income from both continuing and discontinued operations, for the year ended December 31, 2015 was $64.9 million, compared to income of $68.8 million and $70.5 million in 2014 and 2013, respectively.
The Company recognized diluted earnings per share from continuing operations for the year ended December 31, 2015 of $0.66 per share, compared to earnings of $0.72 per share and $0.59 per share in 2014 and 2013, respectively. Diluted earnings per share attributable to common shareholders, which includes both continuing and discontinued operations, for the year ended December 31, 2015 was $0.74 per share, compared to earnings of $0.79 per share and $0.68 per share in 2014 and 2013, respectively. Net income from continuing operations in 2015, 2014 and 2013 was offset by charges that reduce income available to common shareholders. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 16: Earnings Per Share” for further detail on the charges made to arrive at income attributable to the common shareholder.
The Company’s 2015 earnings were impacted by higher operating expenses, particularly salaries and employee benefits and occupancy and equipment expenses related to the full year impact of the Banyan acquisition, as well as restructuring expense. These changes were partially offset by higher net interest income, the credit to the provision for loan losses, and increases in fee-based revenue.

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
The following discussions are based on the Company’s continuing operations, unless otherwise stated.
The following table presents selected financial highlights:

	Year ended December 31,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
	(In thousands)
Net interest income	$185,770	$179,701	$174,018	$6,069	3%	$5,683	3%
Provision/ (credit) for loan losses	(1,555)	(6,400)	(10,000)	4,845	(76)%	3,600	(36)%
Fees and other income:
Investment management fees	45,694	47,123	43,816	(1,429)	(3)%	3,307	8%
Wealth advisory fees	50,437	48,082	42,352	2,355	5%	5,730	14%
Wealth management and trust fees	51,309	34,582	26,547	16,727	48%	8,035	30%
Other banking fee income	8,440	7,033	7,463	1,407	20%	(430)	(6)%
Gain on sale of loans, net	1,207	2,158	2,519	(951)	(44)%	(361)	(14)%
Other income	4,082	1,820	13,644	2,262	124%	(11,824)	(87)%
Total fees and other income	161,169	140,798	136,341	20,371	14%	4,457	3%
Expenses:
Operating expenses	251,457	226,390	220,705	25,067	11%	5,685	3%
Restructuring expense	3,724	739	—	2,985	nm	739	nm
Total operating expenses	255,181	227,129	220,705	28,052	12%	6,424	3%
Income before income taxes	93,313	99,770	99,654	(6,457)	(6)%	116	—%
Income tax expense	30,392	32,365	32,963	(1,973)	(6)%	(598)	(2)%
Net income from continuing operations	62,921	67,405	66,691	(4,484)	(7)%	714	1%
Net income from discontinued operations	6,411	6,160	7,792	251	4%	(1,632)	(21)%
Less: Net income attributable to noncontrolling interests	4,407	4,750	3,948	(343)	(7)%	802	20%
Net income attributable to the Company	$64,925	$68,815	$70,535	$(3,890)	(6)%	$(1,720)	(2)%
________________
nm - not meaningful

Net Interest Income and Margin
Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference between the average rate earned on total interest-earning assets and the average rate paid on total interest-bearing liabilities. Net interest margin (“NIM”) is the amount of net interest income, on a fully taxable-equivalent (“FTE”) basis, expressed as a percentage of average interest-earning assets. The average rate earned on earning assets is the amount of annualized taxable equivalent interest income expressed as a percentage of average earning assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities. When credit quality declines and loans are placed on nonaccrual status, NIM can decrease because the same assets are earning less income. $58.4 million of loans that were graded substandard but were still accruing interest income at December 31, 2015 could be placed on nonaccrual status if their credit quality declines further.
Net interest income for the year ended December 31, 2015 was $185.8 million, an increase of $6.1 million, or 3%, compared to 2014, after an increase of $5.7 million, or 3%, from 2013 to 2014. The increase for the year was due to higher yields on investments, and higher volume in the investment and loan portfolios. This was partially offset by lower average yields on loans and an increase in the average volume of interest-bearing deposits and borrowings. NIM was 2.92%, 2.98%, and 3.05% for the years ended December 31, 2015, 2014, and 2013, respectively.
The following tables present the composition of the Company’s NIM on a FTE basis for the years ended December 31, 2015, 2014, and 2013; however, the discussion following these tables reflects non-FTE data.

	Year Ended December 31,
	Average Balance			Interest Income/ Expense			Average Yield/ Rate
AVERAGE BALANCE SHEET:	2015	2014	2013	2015	2014	2013	2015	2014	2013
AVERAGE ASSETS	(In thousands)
Interest-Earning Assets:
Cash and Investments (1):
Taxable Investment Securities	$343,130	$279,438	$221,677	$4,403	$3,162	$2,056	1.28%	1.13%	0.93%
Non-Taxable Investment Securities (2)	245,402	225,346	208,547	7,320	5,751	4,790	2.98%	2.55%	2.30%
Mortgage-Backed Securities	527,057	337,552	285,677	10,933	6,925	5,441	2.07%	2.05%	1.90%
Federal Funds Sold and Other	167,847	285,783	230,542	1,390	1,359	970	0.83%	0.47%	0.41%
Total Cash and Investments	1,283,436	1,128,119	946,443	24,046	17,197	13,257	1.87%	1.52%	1.40%
Loans: (3)
Commercial and Construction (2)	2,976,950	2,846,042	2,717,707	125,053	126,830	125,427	4.20%	4.40%	4.55%
Residential	2,183,830	2,066,776	1,993,729	67,648	64,984	64,968	3.10%	3.14%	3.26%
Home Equity and Other Consumer	284,817	246,934	261,958	7,956	7,080	7,848	2.79%	2.87%	3.00%
Total Loans	5,445,597	5,159,752	4,973,394	200,657	198,894	198,243	3.68%	3.82%	3.95%
Total Earning Assets	6,729,033	6,287,871	5,919,837	224,703	216,091	211,500	3.34%	3.41%	3.54%
Less: Allowance for Loan Losses	78,164	76,990	81,924
Cash and Due from Banks (Non-interest Bearing)	39,513	39,381	41,402
Other Assets	410,375	374,782	383,833
TOTAL AVERAGE ASSETS	$7,100,757	$6,625,044	$6,263,148
AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
Savings and NOW	$588,995	$578,827	$520,546	$399	$431	$430	0.07%	0.07%	0.08%
Money Market	2,894,615	2,619,930	2,401,622	10,871	8,701	7,366	0.38%	0.33%	0.31%
Certificates of Deposits	597,153	611,285	633,759	4,732	4,970	5,599	0.79%	0.81%	0.88%
Total Interest-Bearing Deposits	4,080,763	3,810,042	3,555,927	16,002	14,102	13,395	0.39%	0.37%	0.38%
Junior Subordinated Debentures	106,363	106,363	125,756	3,875	3,872	4,408	3.64%	3.64%	3.46%
FHLB Borrowings and Other	516,237	503,995	527,377	8,021	9,167	11,353	1.55%	1.79%	2.12%
Total Interest-Bearing Liabilities	4,703,363	4,420,400	4,209,060	27,898	27,141	29,156	0.59%	0.61%	0.69%
Noninterest Bearing Demand Deposits	1,542,254	1,406,007	1,286,539
Payables and Other Liabilities	103,669	111,664	133,592
Total Average Liabilities	6,349,286	5,938,071	5,629,191
Redeemable Noncontrolling Interests	21,982	20,757	18,162
Average Shareholders’ Equity	729,489	666,216	615,795
TOTAL AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY	$7,100,757	$6,625,044	$6,263,148
Net Interest Income - on a FTE Basis				$196,805	$188,950	$182,344
FTE Adjustment (2)				11,035	9,249	8,326
Net Interest Income (GAAP Basis)				$185,770	$179,701	$174,018
Interest Rate Spread							2.75%	2.80%	2.85%
Net Interest Margin							2.92%	2.98%	3.05%
________________________

(1)	Available-for-sale investment securities are shown in the average balance sheet at amortized cost.

(2)	Interest income on non-taxable investments and loans is presented on a FTE basis using statutory rates. The discussion following these tables reflects non-FTE data, except where noted.

(3)	Includes loans held for sale and nonaccrual loans.

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

	2015 vs. 2014			2014 vs. 2013
	Change Due To			Change Due To
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Interest income on interest-earning assets:
Cash and investments (1)	$4,025	$2,275	$6,300	$1,235	$2,369	$3,604
Loans:
Commercial and construction (1)	(8,364)	5,350	(3,014)	(4,674)	5,490	816
Residential mortgage	(973)	3,637	2,664	(2,322)	2,338	16
Home equity and other consumer loans	(186)	1,062	876	(329)	(439)	(768)
Total interest and dividend income	(5,498)	12,324	6,826	(6,090)	9,758	3,668
Interest expense on interest-bearing liabilities:
Deposits:
Savings and NOW	$(40)	$8	$(32)	$(44)	$45	$1
Money market	1,205	965	2,170	636	699	1,335
Certificates of deposit	(124)	(114)	(238)	(435)	(194)	(629)
Borrowed funds	(1,401)	258	(1,143)	(1,733)	(989)	(2,722)
Total interest expense	(360)	1,117	757	(1,576)	(439)	(2,015)
Net interest income	$(5,138)	$11,207	$6,069	$(4,514)	$10,197	$5,683
____________

(1)	Interest income on non-taxable investments and loans is presented on a non-FTE basis in this Rate-Volume table. The discussion following this table also reflects non-FTE data, except where noted.
Net Interest Income. Net interest income increased 3% from 2014 to 2015, after increasing 3% from 2013 to 2014. The increase in net interest income in 2015 was due to higher volume in the loan and investment portfolios, higher yields on investments, and a decrease in the average rate paid on borrowings, all of which was partially offset by lower average yields on loans and an increase in the average volume of interest-bearing deposits and rates paid on money market deposits. The increase in net interest income in 2014 was due to higher yields on investments, higher volume in the investment and loan portfolios, lower average rates paid on the Company’s deposits and borrowings, and a decrease in the average volume of borrowings, all of which was partially offset by lower average yields on loans and an increase in the average volume of interest-bearing deposits. These changes are discussed in more detail below.
The Company’s net interest margin, on a FTE basis, decreased six basis points to 2.92% in 2015 from 2.98% in 2014, after decreasing seven basis points in 2014 from 3.05% in 2013. The decrease in the Company’s net interest margin in 2015 and 2014 was primarily related to the lower interest rates earned on loans as borrowers refinance at lower current market rates and new loans originated at lower rates. Due to the already low market rates on deposits and borrowings, the decline in interest rates on loans cannot be completely offset by lower cost of funds.
Interest and Dividend Income. Interest and dividend income for the year ended December 31, 2015 was $213.7 million, an increase of $6.8 million, or 3%, compared to 2014, after an increase of $3.7 million, or 2%, in 2014 from 2013. The 2015 increase was primarily due to higher volume of loans, higher volume and yields on investments, and lower rates paid and volume of borrowed funds, partially offset by lower loan yields and higher volume of deposits. The 2014 increase was primarily due to higher volume of loans, higher volume and yields on investments, and lower rates paid and volume of borrowed funds, partially offset by lower loan yields and higher volume of deposits. Included in interest and dividend income was the amortization of loan fees, (net of deferred costs), of $(1.4) million, $(1.2) million, and $(1.4) million for the years ended December 31, 2015, 2014, and 2013, respectively.
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
Interest income on commercial loans (including construction loans), on a non-FTE basis, for the year ended December 31, 2015 was $116.6 million, a decrease of $3.0 million, or 3%, compared to 2014, after increasing $0.8 million, or 1%, in 2014 from 2013. The 2015 decrease was primarily the result of a 29 basis point decrease in average yield, partially offset by a five percent increase in average balance. The 2014 increase was primarily the result of a five percent increase in average balance, partially offset by a 17 basis point decrease in average yield. The 2015 and 2014 decreases in the average yield were the result of market conditions leading to lower rates due to competition for higher quality loans as discussed below in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio and Credit Quality.” The 2015 and 2014 increases in average balance were due to organic growth in the loan portfolio, primarily in commercial and industrial loans in all three regions.
Interest income on residential mortgage loans for the year ended December 31, 2015 was $67.6 million, an increase of $2.7 million, or 4%, compared to 2014, after remaining flat in 2014 from 2013. The 2015 increase was primarily the result of a 6% increase in average balance, partially offset by a four basis point decrease in average yield. The 2014 income was primarily the result of a 12 basis point decrease in average yield, offset by a 4% increase in average balance. The 2015 and 2014 decreases in the average yields were primarily due to adjustable rate mortgage (“ARM”) loans repricing to lower rates, clients refinancing into lower rates and new loan originations at historically low rates. The declines in U.S. Treasury yields and the London Interbank Offered Rate (“LIBOR”), the indexes to which the ARMs are typically linked, have decreased the yields on these mortgage loans. The 2015 and 2014 increases in the average balances were due to the organic growth of the residential loan portfolio at the Bank.
Interest income on home equity and other consumer loans for the year ended December 31, 2015 was $8.0 million, an increase of $0.9 million, or 12%, compared to 2014, after decreasing $0.8 million, or 10%, in 2014 from 2013. The 2015 increase was primarily the result of a 15% increase in average balance, partially offset by an eight basis point decrease in average yield. The 2014 decrease was primarily the result of a 13 basis point decrease in average yield and a 6% decrease in average balance. The 2015 and 2014 decreases in average yield were primarily due to lower market rates on consumer loans. The 2015 and 2014 changes in average balances were primarily due to changes in average balances in consumer loans, which typically vary depending on client demand.
Investment income, on a non-FTE basis, for the year ended December 31, 2015 was $21.5 million, an increase of $6.3 million, or 41%, compared to 2014, after increasing $3.6 million, or 31%, in 2014 from 2013. The 2015 increase was the result of a 33 basis point increase in the average yield and a 14% increase in average balance. The 2014 increase was the result of a 19% increase in average balance and a 12 basis point increase in the average yield. The changes in the average balances in 2015 and 2014 were primarily due to timing and volume of deposit balances as compared to the level of loans outstanding. The changes in the average yields in 2015 and 2014 were primarily due to higher dividends paid on FHLB stock. Investment decisions are made based on anticipated liquidity, loan demand, and asset-liability management considerations.
Interest expense. Interest expense on deposits and borrowings for the year ended December 31, 2015 was $27.9 million, an increase of $0.8 million, or 3%, compared to 2014, after decreasing $2.0 million, or 7%, in 2014 from 2013.
Interest expense on deposits for the year ended December 31, 2015 was $16.0 million, an increase of $1.9 million, or 13%, compared to 2014, after increasing $0.7 million, or 5%, in 2014 from 2013. The 2015 increase was primarily the result of a 10% increase in average balance and a five basis point increase in average rate paid on money market deposits, partially offset by decreases in average rates paid and a 2% decrease in the average balance of certificates of deposit. The 2014 increase was primarily the result of a 7% increase in average balance and a two basis point increase in average rate paid on money market deposits, partially offset by decreases in average rates paid on other interest-bearing deposits and a 4% decrease in the average balance of certificates of deposit.

Interest paid on borrowings for the year ended December 31, 2015 was $11.9 million, a decrease of $1.1 million, or 9%, compared to 2014, after decreasing $2.7 million, or 17%, in 2014 from 2013. The 2015 decrease was primarily the result of a 24 basis point decrease in average rate paid on Federal Home Loan Banks (“FHLB”) borrowings and other. This was partially offset by a 2% increase in average balance of FHLB borrowings and other. The 2014 decrease was primarily the result of a 33 basis point decrease in average rate paid and a 4% decrease in average balance on FHLB borrowings and other, as well as a 15% decrease in average balance on junior subordinated debentures. This was partially offset by a 13 basis point increase in average rate paid on junior subordinated debentures related to the repurchase of junior subordinated debentures which had lower rates. The 2015 and 2014 decreases in the average rate paid were primarily due to the higher-rate FHLB borrowings maturing and being replaced with current lower rates, the repurchase of a portion of the Company’s junior subordinated debentures in 2013, and the prepayment of FHLB borrowings in 2013 and 2014.
Since 2010, the Company had been a party to an interest rate swap to hedge a portion of the cash flow associated with a junior subordinated debenture which converted from a fixed rate to a floating rate on December 30, 2010. However, this interest rate swap matured on December 30, 2015 and the Company has not entered into a new swap agreement and expects interest expense to decrease in 2016 for the formerly hedged junior subordinated debenture.

Provision/ (credit) for loan losses. For the year ended December 31, 2015, the provision/ (credit) for loan losses was a credit of $1.6 million, compared to credits of $6.4 million and $10.0 million in 2014 and 2013, respectively. The 2015 credit to the provision for loan losses was primarily due to improved loss history, a decrease in criticized loans, and net recoveries, partially offset by loan growth in 2015. The 2014 was primarily due to net recoveries, the sale of commercial loans from the loan portfolio in the second quarter of 2014, continuing credit improvement, and changes in the composition of the loan portfolio, partially offset by loan growth in 2014.
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
Fees and other income. For the year ended December 31, 2015, fees and other income was $161.2 million, an increase of $20.4 million, or 14%, compared to 2014, after an increase of $4.5 million, or 3%, from 2013 to 2014. The 2015 increase is primarily due to increases in fee-based income including wealth management and trust fee income, wealth advisory fee income, banking fee income, and other income. These changes were partially offset by lower investment management fee income and lower gains on sale of loans and OREO. The 2014 decrease is primarily due to increases in fee-based income including investment management fee income, wealth advisory fee income, and wealth management and trust fee income, and increased gain on sale of OREO. These changes were partially offset by the 2013 gain on sale of the Pacific Northwest banking offices, decreases in other income and lower gains on repurchase of debt and on sale of loans.
Investment management fee income for the year ended December 31, 2015 was $45.7 million, a decrease of $1.4 million, or 3%, compared to 2014, after an increase of $3.3 million, or 8%, from 2013 to 2014. AUM at the Investment Managers decreased $0.8 billion, or 8%, to $10.0 billion at December 31, 2015 from $10.8 billion at December 31, 2014. In 2015, the decrease in AUM was the result of net outflows of $0.7 billion and negative market action of $0.1 billion. Investment management fees are typically calculated based on a percentage of AUM. Changes in revenue generally lag one quarter behind changes in AUM. The 2014 increase in AUM was primarily the result of market appreciation of $1.1 billion, partially offset by net outflows of $0.7 billion
Wealth advisory fee income for the year ended December 31, 2015 was $50.4 million, an increase of $2.4 million, or 5%, compared to 2014, after an increase of $5.7 million, or 14%, from 2013 to 2014. AUM as of December 31, 2015, managed by the Wealth Advisors was $9.7 billion, a decrease of $0.2 billion, or 2%, compared to December 31, 2014. AUM changes for the Wealth Advisors in 2015 were primarily the result of negative market action of $0.1 billion and net outflows of $0.1 billion. AUM changes for the Wealth Advisors in 2014 were primarily the result of market appreciation of $0.3 billion and net inflows of $0.3 billion.
Wealth management and trust fee income for the year ended December 31, 2015 was $51.3 million, an increase of $16.7 million, or 48%, after an increase of $8.0 million, or 30%, from 2013 to 2014. The increases in both 2015 and 2014 are primarily due to the acquisition of Banyan in the fourth quarter of 2014, which added $4.3 billion in AUM. AUM in the Wealth Management and Trust segment decreased $1.3 billion, or 14%, to $8.0 billion at December 31, 2015 from $9.3 billion at December 31, 2014. AUM decreases in 2015 were the result of net outflows of $1.1 billion, negative market action of $0.1 billion and the disposition of certain accounts of $0.1 billion. The Wealth Management and Trust segment experienced higher than expected net outflows in 2015 related to the integration of the wealth management operations of Boston Private Bank and the operations of Banyan into the newly-created Boston Private Wealth. During integration, Boston Private Wealth experienced the departure of certain client-facing employees over the course of the year which lead to an increase in AUM outflows as a result of certain clients following the departed employees. Excluding the acquisition of Banyan, AUM in 2014 increased 6% as a result of market appreciation of $0.3 billion and net inflows of $0.1 billion. Wealth management and trust fees are typically calculated based on a percentage of AUM.
Gain on sale of loans for the year ended December 31, 2015 was $1.2 million, a decrease of $1.0 million, or 44%, compared to 2014, after decreasing $0.4 million, or 14%, from 2013 to 2014. During 2014, in addition to its regular practice of originating certain residential mortgage loans with the intent of immediately selling them, the Company sold $57.0 million of loans from its commercial loan portfolio, recognizing a $1.6 million gain on sale.
Gain/ (loss) on sale of OREO for the year ended December 31, 2015 was a gain of $0.1 million, compared to a gain of $1.0 million in 2014 and a loss of less than $0.1 million in 2013. In 2015, no properties were transferred into OREO, while three properties were sold - two of which had been fully charged off. This compares to net transfers into/ (out of) OREO of $0.3 million and $(0.4) million in 2014 and 2013, respectively. OREO properties are recorded at the lower of the recorded investment in the loan at the time of acquisition or the fair value, as established by a current appraisal, comparable sales, and other estimates of value obtained principally from independent sources, less estimated costs to sell. Gains or losses on the sale of OREO result from changes in value of the real estate from time of acquisition to the ultimate sale.
The Company recorded a gain on the sale of the Bank’s Pacific Northwest offices for the year ended December 31, 2013 of $10.6 million. The sale of the Bank’s three Pacific Northwest offices was completed in May 2013.
Total Operating Expense. Total operating expense for the year ended December 31, 2015 was $255.2 million, an increase of $28.1 million, or 12%, compared to 2014, after an increase of $6.4 million, or 3%, from 2013 to 2014. Included in operating expense were restructuring expenses of $3.7 million in 2015, $0.7 million in 2014, and none in 2013. Excluding the restructuring, operating expense for the year ended December 31, 2015 increased $25.1 million, or 11%, compared to 2014, after increasing $5.7 million, or 3%, from 2013 to 2014.
Salaries and employee benefits expense, the largest component of operating expense, for the year ended December 31, 2015 was $159.4 million, an increase of $12.8 million, or 9%, compared to 2014, after an increase of $5.9 million, or 4%, from 2013 to 2014. The increase in 2015 was primarily due to the acquisition of Banyan, partially offset by decreases in variable, bonus and incentive compensation. 75% of the increase in 2014 was due to the acquisition of Banyan. Other factors include higher variable, bonus and incentive compensation.
Occupancy and equipment expense for the year ended December 31, 2015 was $37.2 million, an increase of $6.1 million, or 20%, compared to 2014, after an increase of $1.2 million, or 4%, from 2013 to 2014. The increase in 2015 was due to the acquisition of Banyan. 69% of the increase in 2014 was due to the acquisition of Banyan. Other factors in both 2015 and 2014 included increased rent and depreciation related to occupying new office space at some of the Company’s affiliates.
Professional services expense for the year ended December 31, 2015 was $12.9 million, an increase of $0.4 million, or 3%, compared to the same period in 2014 after an increase of $0.4 million, or 3%, from 2013 to 2014. The 2015 increase was due to higher legal and consulting expenses in the Wealth Management and Trust segment, partially offset by the 2014 acceleration of certain fee-sharing arrangements in the Investment Management segment which was not repeated in 2015. 79% of the increase in 2014 was due to the acquisition of Banyan. Other 2014 factors included the acceleration of certain fee-sharing arrangements in the Investment Management segment, partially offset by a decrease in legal and audit expenses.
Marketing and business development expense for the year ended December 31, 2015 was $9.1 million, an increase of $1.1 million, or 13%, compared to 2014, after an increase of $0.9 million, or 13%, from 2013 to 2014. The increase in 2015 was related to additional marketing programs in the Investment Managers and Wealth Advisory segments as well as increases in marketing spend at the Bank. The increase in 2014 was primarily related to additional marketing programs at the Bank, some of which related to the acquisition of Banyan.
Restructuring expense of $3.7 million was incurred in the year ended December 31, 2015 to further refine the management structure within the Wealth Management and Trust segment. Restructuring expense incurred in 2014 of $0.7 million was related to the acquisition of Banyan, while no expense was incurred in 2013. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 2: Restructuring” for further detail.
Other expense for the year ended December 31, 2015 was $16.2 million, an increase of $2.1 million, or 15%, compared to 2014, after decreasing $2.9 million, or 17.21% from 2013 to 2014. The 2015 increase was primarily due to the acquisition of Banyan. The 2014 decrease was primarily due to lower prepayment penalties on FHLB borrowings and repurchase agreements recognized in 2014.
Income Tax Expense. Income tax expense for continuing operations for the year ended December 31, 2015 was $30.4 million. The effective tax rate for continuing operations for the year ended December 31, 2015 was 32.6%, compared to effective tax rates of 32.4% and 33.1% in 2014 and 2013, respectively. The effective tax rate and expense for 2015 was slightly higher than 2014 primarily due to an out-of-period adjustment related to the deductibility of executive compensation that was recorded during 2015. This out-of-period adjustment was partially offset by an increase in earnings from tax-exempt investments in 2015. The effective tax rate for continuing operations for the years 2015 and 2014 were lower than 2013 primarily due to an increase in earnings from tax-exempt investments, as well as an increase in income tax credits and income attributable to noncontrolling interests. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 17: Income Taxes” for further detail.
Net Income from Discontinued Operations. Net income from discontinued operations for the year ended December 31, 2015, was $6.4 million, an increase of $0.3 million, or 4%, compared to 2014, after a decrease of $1.6 million, or 21%, from 2013 to 2014. The 2015 increase was due to additional revenue received in 2015 from Westfield. The 2014 decrease was primarily due to additional revenue received in 2013 from an affiliate divested in 2012 as part of the negotiated sale agreement. The majority of net income from discontinued operations relates to a revenue sharing agreement with Westfield which continues through December 2017.

Financial Condition

Condensed Consolidated Balance Sheets and Discussion

	December 31,		$ Change	% Change
	2015	2014
	(In thousands)
Assets:
Total cash and investments	$1,474,737	$1,175,610	$299,127	25%
Loans held for sale	8,072	7,099	973	14%
Total loans	5,719,212	5,269,936	449,276	9%
Less: allowance for loan losses	78,500	75,838	2,662	4%
Net loans	5,640,712	5,194,098	446,614	9%
Goodwill and intangible assets	185,089	191,800	(6,711)	(3)%
Other assets	233,898	229,267	4,631	2%
Total assets	$7,542,508	$6,797,874	$744,634	11%
Liabilities and Equity:
Deposits	$6,040,437	$5,453,879	$586,558	11%
Total borrowings	625,902	507,009	118,893	23%
Other liabilities	111,468	112,170	(702)	(1)%
Total liabilities	6,777,807	6,073,058	704,749	12%
Redeemable noncontrolling interests	18,088	20,905	(2,817)	(13)%
Total shareholders’ equity	746,613	703,911	42,702	6%
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$7,542,508	$6,797,874	$744,634	11%
Total Assets. Total assets increased $744.6 million to $7.5 billion at December 31, 2015 from $6.8 billion at December 31, 2014. This increase was due to the increase in loans and investments.
Cash and Investments. Total cash and investments (consisting of cash and cash equivalents, investment securities, and stock in the FHLBs) increased $299.1 million, or 25%, to $1.5 billion, or 20% of total assets at December 31, 2015 from $1.2 billion, or 17% of total assets at December 31, 2014. The increase was due to the $254.5 million, or 31%, increase in available-for-sale securities, and the $66.1 million, or 38%, increase in cash and cash equivalents, partially offset by the $24.4 million, or 17% decrease in held-to-maturity securities. The changes in cash and investments were the net result of short-term fluctuations in liquidity due to changes in levels of deposits, borrowings and loans outstanding.
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
Purchases of available-for-sale and held-to-maturity securities, net of investment maturities, calls, principal payments, and sales, used $240.2 million of cash during the year ended December 31, 2015, compared to $167.6 million in net proceeds for the year ended December 31, 2014. Net proceeds are generally used to purchase new investments or fund a portion of loan growth. The timing of sales and reinvestments is based on various factors, including management’s evaluation of interest rate trends, credit risk, and the Company’s liquidity. The Company’s available-for-sale investment portfolio carried a total of $7.6 million of unrealized gains and $7.2 million of unrealized losses at December 31, 2015, compared to $6.8 million of unrealized gains and $3.6 million of unrealized losses at December 31, 2014. For information regarding the weighted average yield and maturity of investments, see Part II. Item 8. “Financial Statements and Supplementary Data - Note 4: Investment Securities.”
No impairment losses were recognized through earnings related to investment securities during the years ended December 31, 2015 and 2014. The amount of investment securities in an unrealized loss position greater than 12 months, as well as the total amount of unrealized losses, was primarily due to changes in interest rates since the securities were purchased.
The Company had no intent to sell any securities in an unrealized loss position at December 31, 2015, and it was not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized losses.
The following table summarizes the Company’s carrying value (fair value) of available-for-sale investments at the dates indicated:

	December 31,
	2015	2014	2013
	(In thousands)
Available for sale:
U.S. government and agencies	$21,251	$16,882	$2,288
Government-sponsored entities	344,562	274,253	227,940
Municipal bonds	268,644	235,248	218,433
Mortgage-backed securities (1)	427,041	283,704	227,444
Other	23,012	19,906	15,624
Total available for sale	$1,084,510	$829,993	$691,729
______________________

(1)	All mortgage-backed securities are guaranteed by U.S. government agencies or government-sponsored entities.
Additionally, at December 31, 2015 and December 31, 2014, the Company held $116.4 million and $140.7 million, respectively, of held-to-maturity securities at amortized cost. All of the held-to-maturity securities were mortgage-backed securities which were guaranteed by U.S. government agencies or government-sponsored entities.
Loans held for sale. Loans held for sale increased $1.0 million, or 14%, to $8.1 million at December 31, 2015 from $7.1 million at December 31, 2014. The balance of loans held for sale usually relates to the timing and volume of residential loans originated for sale and the ultimate sale transaction which is typically executed within a short-time following the loan origination. During 2014 and 2013, respectively, the Bank sold $57.0 million and $9.1 million of loans that had been held in the loan portfolio. The decision to sell these loans was made to improve the Bank’s liquidity and capital position as well as to give the Bank additional flexibility for more profitable and strategic future lending opportunities.
Goodwill and intangible assets, net. Goodwill and intangible assets decreased $6.7 million, or 3%, to $185.1 million at December 31, 2015 from $191.8 million at December 31, 2014. The decrease was due to the amortization of intangible assets.
Goodwill and indefinite-lived intangible assets such as trade names are subject to annual impairment tests, or more frequently, if there is indication of impairment, based on guidance in ASC 350, Intangibles-Goodwill and Other. Long-lived intangible assets such as advisory contracts are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable in accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”).

Management performed its annual goodwill and indefinite-lived intangible asset impairment testing during the fourth quarters of 2015 and 2014 for applicable reporting units. The estimated fair value for all applicable reporting units exceeded the carrying value, and as a result no impairment was evident. There was no additional testing required for long-lived intangible assets in 2014 or 2015.
The 2015 goodwill impairment testing indicated that the reporting units with the closest fair values as compared to carrying value were Anchor and Boston Private Wealth. The estimated fair value of Anchor was $92.0 million as compared to a carrying value of $82.8 million, an excess of $9.2 million, or 11.2%. The estimated fair value of Boston Private Wealth was $85.0 million as compared to a carrying value of $71.5 million, an excess of $13.5 million, or 18.9%.
Should recent declines in net outflows of AUM at Anchor and or Boston Private Wealth continue, financial results will be negatively impacted, In addition, the decline in the U.S. equity market in early 2016 will, until recovered, have a further negative impact on AUM even more at these firms. If net outflows at these firms continue and or the U.S. equity market does not recover in the short term, the risk of impairment will increase.
In addition to current financial results, other assumptions such as forecasted earnings and market comparisons for these types of firms are used to determine the fair value and whether there is indication of impairment. Material negative changes in the assumptions or inputs in to the valuation models will increase the risk of impairment. The Company will continue to monitor the events and circumstances at these firms for indication of a triggering event that would necessitate impairment testing prior to the usual testing in the fourth quarter.
Other. Other assets, consisting of OREO, premises and equipment, net, fees receivable, accrued interest receivable, deferred income taxes, net, and other assets, remained flat at $233.9 million at December 31, 2015 as compared to $229.3 million at December 31, 2014.
OREO decreased $0.2 million, or 16%, to $0.8 million at December 31, 2015 from $0.9 million at December 31, 2014. In 2015, one property in OREO was sold. In 2014, two properties were transferred into OREO, while two properties with carrying values of zero were sold. The balance at December 31, 2015 represented three properties. The balance at December 31, 2014 represented four properties.
Deferred income taxes, net increased $4.1 million, or 9%, to $51.7 million at December 31, 2015 from $47.6 million at December 31, 2014. The increase was primarily due to an increase in the gross deferred tax assets for allowance for loan losses and deferred and accrued compensation and a decrease in the gross deferred tax liability for cancellation of debt income deferral, partially offset by an increase in the gross deferred tax liability for goodwill and acquired intangible assets. At December 31, 2015, no valuation allowance on the net deferred tax asset was required, other than for capital losses, due primarily to the expectation of future taxable income, the ability to carry back current taxable income, and the availability of historical taxable income.
Other assets, which consist primarily of Bank-owned life insurance (BOLI), prepaid expenses, investment in partnerships, the fair value of interest rate derivatives, and other receivables, increased $1.2 million, or 1%, to $121.2 million at December 31, 2015 from $120.0 million at December 31, 2014. The increase was primarily due to increases in derivatives, prepaid expenses, and cost method investments, partially offset by decreases in security deposits and accounts receivable.
Deposits. Total deposits increased $586.6 million, or 11%, to $6.0 billion, at December 31, 2015 from $5.5 billion at December 31, 2014. Deposits are the principal source of the Bank’s funds for use in lending, investments, and liquidity. Certificates of deposits represented approximately 11% and 12% of total deposits at December 31, 2015 and December 31, 2014, respectively. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 10: Deposits” for further information.

The following table sets forth the average balances and interest rates paid on the Bank’s deposits:

	Year ended December 31, 2015
	Average Balance	Average Rate
	(In thousands)
Noninterest-bearing deposits:
Checking accounts	$1,542,254	—%
Interest bearing deposits:
Savings and NOW	588,995	0.07%
Money market	2,894,615	0.38%
Certificates of deposit	597,153	0.79%
Total interest bearing deposits	$4,080,763	0.39%
Total deposits	$5,623,017	0.27%
Certificates of deposit in denominations of $100,000 or greater had the following schedule of maturities:

	December 31,
	2015	2014
	(In thousands)
Less than 3 months remaining	$169,359	$145,359
3 to 6 months remaining	93,746	101,264
6 to 12 months remaining	96,784	105,060
More than 12 months remaining	52,088	60,434
Total	$411,977	$412,117
Borrowings. Total borrowings (consisting of securities sold under agreements to repurchase, FHLB borrowings, and junior subordinated debentures) increased $118.9 million, or 23%, to $0.6 billion at December 31, 2015 from $0.5 billion at December 31, 2014.
FHLB borrowings increased $91.2 million, or 25%, to $461.3 million at December 31, 2015 from $370.2 million at December 31, 2014. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth and to manage interest rate risk, but can also be used as an additional source of liquidity for the Bank. During 2015, the Company had no prepayment penalties related to the prepayment of FHLB borrowings, compared to prepayment penalties of approximately $0.8 million in 2014 and $0.4 million in 2013. The purpose of these transactions was to reduce higher cost borrowings as liquidity from lower cost deposit growth exceeded loan growth in 2014.
Repurchase agreements increased $27.7 million, or 91%, to $58.2 million at December 31, 2015 from $30.5 million at December 31, 2014. There were no prepayment penalties incurred on repurchase agreements in 2015 or 2014, as compared to $1.4 million during 2013. Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature.
Other. Other liabilities, which consist primarily of accrued interest, accrued bonus, the fair value of interest rate derivatives, and other accrued expenses decreased $0.7 million, or 1%, to $111.5 million at December 31, 2015 from $112.2 million at December 31, 2014. The decrease was primarily due to a decrease in bonus accruals and the earnout liability related to the acquisition of Banyan, partially offset by the lower unrealized loss on interest rate derivatives.

Loan Portfolio and Credit Quality
Loans. Total portfolio loans increased $449.3 million, or 9%, to $5.7 billion, or 76%, of total assets at December 31, 2015, from $5.3 billion, or 78%, of total assets at December 31, 2014. Increases were recorded in every major loan category: commercial and industrial loans increased $158.5 million, or 17%, commercial real estate loans increased $125.7 million, or 7%, residential loans increased $97.4 million, or 5%, construction and land loans increased $58.1 million, or 46%, and home equity and other consumer loans increased $9.6 million, or 4%.
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
Geographic concentration. The following table presents the Company’s outstanding loan balance concentrations at December 31, 2015 based on the location of the regional offices to which they are attributed.

	Commercial and Industrial		Commercial Real Estate		Construction and Land		Residential		Home Equity and Other Consumer
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
New England	$894,277	80%	$799,109	42%	$106,048	58%	$1,368,192	61%	$236,696	84%
San Francisco Bay	122,754	11%	622,123	32%	52,876	29%	462,327	21%	33,496	12%
Southern California	94,524	9%	492,902	26%	24,510	13%	399,021	18%	10,357	4%
Total	$1,111,555	100%	$1,914,134	100%	$183,434	100%	$2,229,540	100%	$280,549	100%
Loan Portfolio Composition. The following table sets forth the Bank’s outstanding loan balances for certain loan categories at the dates indicated and the percent of each category to total Bank loans. The table does not include immaterial loans at the Holding Company or at Wealth and Investment affiliates.

	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
Commercial loans (1)	$3,025,689	53%	$2,741,488	52%	$2,679,447	52%	$2,497,676	52%	$2,356,322	51%
Construction and land loans	183,434	3%	125,349	2%	153,917	3%	137,570	3%	153,709	3%
Residential loans	2,229,540	39%	2,132,095	41%	2,032,294	40%	1,906,089	39%	1,823,403	39%
Home equity, consumer, and other loans	280,549	5%	271,004	5%	246,662	5%	272,279	6%	315,325	7%
Subtotal Bank loans	5,719,212	100%	5,269,936	100%	5,112,320	100%	4,813,614	100%	4,648,759	100%
Less: Allowance for loan losses	78,500		75,838		76,371		84,057		96,114
Net Bank loans	$5,640,712		$5,194,098		$5,035,949		$4,729,557		$4,552,645
________________

(1)	Includes commercial and industrial loans and commercial real estate loans.
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
Residential Loans. While the Bank has no minimum size for mortgage loans, it concentrates its origination activities in the “Jumbo” segment of the market. This segment consists of loans secured by single-family and one-to-four unit properties in excess of the amount eligible for purchase by the Federal National Mortgage Association, which was $417 thousand at December 31, 2015 for the “General” limit and $518 thousand to $626 thousand for single-family properties for the “High-Cost” limit, depending on which specific geographic region of the Bank’s primary market areas the loan was originated. The majority of the Bank’s residential loan portfolio, including jumbo mortgage loans, are ARMs. The ARM loans the Bank originates generally have a fixed interest rate for the first 3 to 7 years and then adjust annually based on a market index such as U.S. Treasury or LIBOR yields. ARM loans may negatively impact the Bank’s interest income when they reprice if yields on

U.S. Treasuries or LIBOR are lower than the yields at the time of origination. If rates reset higher, the Bank could see increased delinquencies if clients’ ability to make payments is impacted by the higher payments.
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
Portfolio mix. The portfolio mix of the Bank’s loans as of December 31, 2015 remained stable as compared to prior years as evidenced by the Loan Portfolio Composition table presented above. Commercial loans, which include both commercial and industrial loans and commercial real estate loans, comprised 53% of the total loan portfolio as of December 31, 2015, up from 52% as of December 31, 2014. Residential loans comprised 39% of the total loan portfolio as of December 31, 2015, down from 41% of the total loan portfolio as of December 31, 2014. Home equity, consumer, and other loans comprised 5% of the total loan portfolio as of December 31, 2015, unchanged from 5% of the total loan portfolio as of December 31, 2014. Construction and land loans comprised 3% of the total loan portfolio as of December 31, 2015, up from 2% as of December 31, 2014.
The following table discloses the scheduled contractual maturities of loans in the Bank’s portfolio at December 31, 2015. Loans having no stated maturity are reported as due in one year or less. The following table also sets forth the dollar amounts of loans that are scheduled to mature after one year segregated between fixed and adjustable interest rate loans.

	Commercial, Construction and Land Loans (1)		Residential Loans		Home Equity, Consumer, and Other Loans		Total Loans
	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent
	(In thousands)
Amounts due:
One year or less	$523,569	16%	$502	—%	$125,620	45%	$649,691	11%
After one through five years	1,154,375	36%	502	—%	33,653	12%	1,188,530	21%
Beyond five years	1,531,179	48%	2,228,536	100%	121,276	43%	3,880,991	68%
Total	$3,209,123	100%	$2,229,540	100%	$280,549	100%	$5,719,212	100%
Interest rate terms on amounts due after one year:
Fixed	$1,451,083	54%	$355,356	16%	$2,131	1%	$1,808,570	36%
Adjustable	1,234,471	46%	1,873,682	84%	152,798	99%	3,260,951	64%
Total	$2,685,554	100%	$2,229,038	100%	$154,929	100%	$5,069,521	100%
________________

(1)	Includes commercial and industrial loans, commercial real estate loans, and construction and land loans.
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
The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan and are further subject to competitive pressures, market rates, the availability of funds, and legal and regulatory requirements. At December 31, 2015, approximately 64% of the Bank’s outstanding loans due after one year had interest rates that were either floating or adjustable in nature. See Part II. Item 7A. “Quantitative and Qualitative Disclosures about Market Risk - Interest Rate Sensitivity and Market Risk.”
Allowance for Loan Losses. The following table is an analysis of the Company’s allowances for loan losses for the periods indicated:

	Year ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Total loans outstanding	$5,719,212	$5,269,936	$5,112,459	$4,814,136	$4,651,228
Average loans outstanding (1)	5,445,597	5,159,752	4,973,394	4,959,316	4,473,645
Allowance for loan losses, beginning of year	$75,838	$76,371	$84,057	$96,114	$98,403
Charged-off loans:
Commercial, construction, and land (2)	(1,653)	(4,977)	(3,030)	(13,984)	(24,308)
Residential	(313)	(263)	(2,008)	(2,944)	(1,507)
Home equity, consumer, and other	(70)	(56)	(379)	(257)	(1,609)
Total charged-off loans	(2,036)	(5,296)	(5,417)	(17,185)	(27,424)
Recoveries on loans previously charged-off:
Commercial, construction, and land (2)	6,111	8,787	7,669	7,739	11,807
Residential	141	2,152	24	472	100
Home equity, consumer, and other	1	224	38	217	68
Total recoveries	6,253	11,163	7,731	8,428	11,975
Net loans (charged-off)/ recoveries	4,217	5,867	2,314	(8,757)	(15,449)
Provision/(credit) for loan losses	(1,555)	(6,400)	(10,000)	(3,300)	13,160
Allowance for loan losses, end of year	$78,500	$75,838	$76,371	$84,057	$96,114
Net loans charged-off/ (recoveries) to average loans	(0.08)%	(0.11)%	(0.05)%	0.18%	0.35%
Allowance for loan losses to total loans	1.37%	1.44%	1.49%	1.75%	2.07%
Allowance for loan losses to nonaccrual loans (3)	2.95	1.72	1.71	1.38	1.41
________________________

(1)	Includes loans held for sale.

(2)	Includes commercial and industrial loans, and commercial real estate loans.

(3)	Excludes loans in the held for sale category that are on nonaccrual status.
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
The following table represents the allocation of the Bank’s allowance for loan losses and the percent of loans in each category to total loans as of the dates indicated:

	December 31,
	2015		2014		2013		2012		2011
	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
	(In thousands)
Loan category:
Commercial, construction and land (2)	$66,351	56%	$62,009	54%	$62,281	55%	$69,338	55%	$82,170	54%
Residential	10,544	39%	10,374	41%	10,732	40%	10,892	39%	9,286	39%
Home equity, consumer, and other	1,605	5%	1,385	5%	1,342	5%	1,625	6%	2,684	7%
Unallocated (3)	—	—%	2,070	—%	2,016	—%	2,202	—%	1,974	—%
Total allowance for loan losses	$78,500	100%	$75,838	100%	$76,371	100%	$84,057	100%	$96,114	100%
_________________

(1)	Percent refers to the amount of loans in each category as a percent of total loans.

(2)	Includes commercial and industrial loans, and commercial real estate loans.

(3)
As of December 31, 2015, the unallocated reserve was allocated to the qualitative factors as part of the general reserves (ASC 450). The allocation had no effect on the 2015 provision/ (credit) for loan losses.

The allowance for loan losses increased $2.7 million from $75.8 million, or 1.44% of total loans, at December 31, 2014 to $78.5 million, or 1.37% of total loans, at December 31, 2015. The increase in the overall allowance for loan losses was due to the increase, as well as the mix, in the loan portfolio partially offset by overall positive credit quality metrics.
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

	For the year ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Net loans (charged-off)/ recoveries:
New England	$(502)	$(1,686)	$(2,422)	$(5,593)	$(3,532)
San Francisco Bay	4,217	3,671	2,576	(2,768)	(14,979)
Southern California	502	3,882	2,160	289	4,066
Pacific Northwest	N/A	N/A	N/A	(685)	(1,004)
Total net loans (charged-off)/ recoveries	$4,217	$5,867	$2,314	$(8,757)	$(15,449)
Nonperforming assets. The Company’s nonperforming assets include nonaccrual loans and OREO. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of deeds in lieu of foreclosure.
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest in accordance with the contractual terms of the loan agreement is in doubt. Despite a loan having a current payment status, if the Bank has reason to believe it may not collect all principal and interest on the loan in accordance with the related contractual terms, the Bank will generally discontinue the accrual of interest income and will apply any future interest payments received to principal. Of the $26.6 million of loans on nonaccrual status as of December 31, 2015, $8.0 million, or 30%, had a current payment status, $0.9 million, or 3%, were 30-89 days past due, and $17.7 million, or 67%, were 90 days or more past due. Of the $44.2 million of loans on nonaccrual status as of December 31, 2014, $26.5 million, or 60%, had a current payment status, $2.5 million, or 6%, were 30-89 days past due, and $15.2 million, or 34%, were 90 days or more past due.
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
Delinquencies. The past due status of a loan is determined in accordance with its contractual repayment terms. All loan types are reported past due when one scheduled payment is due and unpaid for 30 days or more. Loans 30-89 days past due increased $6.1 million, or 87%, to $13.1 million as of December 31, 2015 from $7.0 million as of December 31, 2014. The increase in loan delinquencies during 2015 was mainly due to increases in the commercial and industrial, commercial real estate, and residential loan categories. Loan delinquencies can be attributed to many factors, such as continuing weakness in, or deteriorating, economic conditions in the region the collateral is located, the loss of a tenant or lower lease rates for commercial borrowers, or the loss of income for consumers and the resulting liquidity impacts on the borrowers. Further deterioration in the credit condition of these delinquent loans could lead to the loans going to nonaccrual status and/or being downgraded.

Downgrades would generally result in additional provision for loan losses. Past due loans may be included with accruing substandard loans.
In certain instances, although very infrequently, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans 90 days or more past due, but still accruing, as of December 31, 2015 and 2014.
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
Loans that are individually evaluated for impairment require an analysis to determine the amount of impairment, if any. For collateral dependent loans, impairment would be indicated as a result of the carrying value of the loan exceeding the estimated collateral value, less costs to sell, or, for loans not considered to be collateral dependent, the net present value of the projected cash flow, discounted at the loan’s contractual effective interest rate. Generally, when a collateral dependent loan becomes impaired, an updated appraisal of the collateral, if appropriate, is obtained. If the impaired loan has not been upgraded to a performing status within a reasonable amount of time, the Bank will continue to obtain updated appraisals, as deemed necessary, especially during periods of declining property values. Normally, shortfalls in the analysis of collateral dependent loans would result in the impairment amount being charged-off to the allowance for loan losses. Shortfalls on cash flow dependent loans may be carried as specific allocations to the general reserve unless a known loss is determined to have occurred, in which case such known loss is charged-off. Based on the impairment analysis, the provision could be higher or lower than the amount of provision associated with a loan prior to its classification as impaired. See Part II. Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies” for detail on the Company’s treatment of impaired loans in the allowance for loan losses.
Impaired loans individually evaluated for impairment in the allowance for loan and lease losses totaled $39.2 million as of December 31, 2015, a decrease of $23.1 million, or 37%, compared to $62.3 million at December 31, 2014. As of December 31, 2015, $15.9 million of the individually evaluated impaired loans had $1.6 million in specific reserve allocations. The remaining $23.3 million of individually evaluated impaired loans did not have specific reserve allocations due to the adequacy of collateral, prior charge-offs taken, interest collected and applied to principal, or a combination of these items. As of December 31, 2014, $18.9 million of individually evaluated impaired loans had $4.2 million in specific reserve allocations, and the remaining $43.4 million of individually evaluated impaired loans did not have specific reserve allocations.
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. As of December 31, 2015 and 2014, TDRs totaled $30.6 million and $44.8 million, respectively. As of December 31, 2015, $18.6 million of the $30.6 million of TDRs were on accrual status. As of December 31, 2014, $24.3 million of the $44.8 million of TDR loans were on accrual status. As of December 31, 2015 and 2014, the Company had no commitments and $0.3 million, respectively, in commitments to lend additional funds to debtors for loans whose terms had been modified in a troubled debt restructuring.

The following table sets forth information regarding nonaccrual loans, OREO, loans past due 90 days or more but still accruing, delinquent loans 30-89 days past due as to interest or principal held by the Bank, and TDRs at the dates indicated.

	December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Loans accounted for on a nonaccrual basis	$26,571	$44,182	$44,762	$60,745	$68,109
OREO	776	929	776	3,616	5,103
Total nonperforming assets	$27,347	$45,111	$45,538	$64,361	$73,212
Loans past due 90 days or more, but still accruing	$—	$—	$65	$3,556	$32
Delinquent loans 30-89 days past due (1)	$13,094	$6,960	$13,742	$46,376	$26,957
Troubled debt restructured loans (2)	$30,583	$44,768	$54,479	$54,533	$55,262
Nonaccrual loans as a % of total loans	0.46%	0.84%	0.88%	1.26%	1.46%
Nonperforming assets as a % of total assets	0.36%	0.66%	0.71%	1.00%	1.21%
Delinquent loans 30-89 days past due as a % of total loans (3)	0.23%	0.13%	0.27%	0.96%	0.58%
_____________________

(1)	Excludes 30-89 day delinquent loans held for sale of $0.3 million as of December 31, 2012.

(2)	Includes $12.0 million, $20.5 million, $26.1 million, $27.8 million, and $27.8 million also reported in nonaccrual loans as of December 31, 2015, 2014, 2013, 2012, and 2011 respectively.

(3)	Excludes loans past due 90 days or more, but still accruing, of $0.1 million, $3.6 million, and less than $0.1 million as of December 31, 2013, 2012, and 2011 respectively.
A rollforward of nonaccrual loans for the years ended December 31, 2015 and 2014 is presented in the table below:

	December 31,
	2015	2014
	(In thousands)
Nonaccrual loans, beginning of year	$44,182	$44,762
Transfers in to nonaccrual status	16,763	35,428
Transfers out to OREO	—	(297)
Transfers out to accrual status	(6,763)	(8,704)
Charge-offs	(2,037)	(5,285)
Paid off/ paid down	(25,574)	(21,722)
Nonaccrual loans, end of year	$26,571	$44,182

The following table presents a summary of credit quality by geography, based on the location of the regional offices:

	December 31,
	2015	2014
	(In thousands)
Nonaccrual loans:
New England	$19,572	$26,205
San Francisco Bay	4,977	13,430
Southern California	2,022	4,547
Total nonaccrual loans	$26,571	$44,182
Loans 30-89 days past due and accruing:
New England	$7,118	$6,572
San Francisco Bay	2,806	375
Southern California	3,170	13
Total loans 30-89 days past due	$13,094	$6,960
Accruing substandard loans:
New England	$22,026	$11,126
San Francisco Bay	19,990	23,403
Southern California	16,398	4,331
Total accruing substandard loans	$58,414	$38,860

The following table presents a summary of the credit quality by loan type. The loan type assigned to the credit quality data is based on the purpose of the loan.

	December 31,
	2015	2014
	(In thousands)
Nonaccrual loans:
Commercial and industrial	$1,019	$2,129
Commercial real estate	11,232	18,485
Construction and land	3,297	11,422
Residential	9,661	9,713
Home equity and other consumer	1,362	2,433
Total nonaccrual loans	$26,571	$44,182
Loans 30-89 days past due and accruing:
Commercial and industrial	$2,667	$723
Commercial real estate	2,620	238
Construction and land	—	—
Residential	7,140	5,791
Home equity and other consumer	667	208
Total loans 30-89 days past due	$13,094	$6,960
Accruing substandard loans:
Commercial and industrial	$11,455	$7,025
Commercial real estate	33,705	19,072
Construction and land	4,600	—
Residential	6,675	10,253
Home equity and other consumer	1,979	2,510
Total accruing substandard loans	$58,414	$38,860

Interest income recorded on nonaccrual loans and accruing TDRs and interest income that would have been recorded if the nonaccrual loans and accruing TDRs had been performing in accordance with their original terms for the full year or, if originated during the year, since origination are presented in the table below:

	Year ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Loans accounted for on a nonaccrual basis	$26,571	$44,182	$44,762	$60,745	$68,109
Interest income recorded during the year on these loans (1)	315	1,202	512	1,452	1,576
Interest income that would have been recorded on these nonaccrual loans during the year if the loans had been performing in accordance with their original terms and had been outstanding for the full year or since origination, if held for part of the year	2,041	3,001	3,320	5,245	5,437
Accruing troubled debt restructured loans	18,614	24,305	28,398	26,680	27,433
Interest income recorded during the year on these accruing TDR loans	822	1,094	1,194	1,128	1,222
Interest income that would have been recorded on these accruing TDR loans during the year if the loans had been performing in accordance with their original terms and had been outstanding for the full year or since origination, if held for part of the year	1,239	1,618	1,824	1,681	1,983
___________

(1)
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
The Bank has identified approximately $58.4 million in potential problem loans at December 31, 2015, an increase of $19.5 million, or 50%, as compared to $38.9 million at December 31, 2014. This increase was primarily due to one accruing substandard commercial real estate loan in the Southern California region with a carrying value of $16.4 million as of December 31, 2015. Numerous factors impact the level of potential problem loans including economic conditions and real estate values. These factors affect the borrower’s liquidity and, in some cases, the borrower’s ability to comply with loan covenants such as debt service coverage. When there is a loss of a major tenant in a commercial real estate building, the appraised value of the building generally declines. Loans may be downgraded when this occurs as a result of the additional risk to the borrower in obtaining a new tenant in a timely manner and negotiating a lease with similar or better terms than the previous tenant. In many cases, these loans are still current and paying as agreed, although future performance may be impacted.

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
At December 31, 2015, the Company’s cash and cash equivalents amounted to $238.7 million. The Holding Company’s cash and cash equivalents amounted to $55.4 million at December 31, 2015. Management believes that the Company and the Holding Company have adequate liquidity to meet their commitments for the foreseeable future.
Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At December 31, 2015, consolidated cash and cash equivalents and securities available for sale, less securities pledged against current borrowings, amounted to $1.2 billion, or 16% of total assets, an increase of $0.3 billion, or 31%, from balances at December 31, 2014. Future loan growth may depend upon the Company’s ability to grow its core deposit levels. In addition, the Company has access to available borrowings through the FHLB totaling $1.2 billion as of December 31, 2015 compared to $1.2 billion at December 31, 2014. Combined, this liquidity totals $2.4 billion, or 31% of assets and 39% of total deposits as of December 31, 2015 compared to $2.1 billion, or 31% of assets and 39% of total deposits as of December 31, 2014.
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
Holding Company Liquidity. The Company and some of the Company’s majority-owned affiliates hold put and call options that would require the Company to purchase (and the majority-owned affiliates to sell) the remaining noncontrolling interests in these companies at the then fair value generally as determined by the respective agreements. At December 31, 2015, the estimated maximum redemption value for these affiliates related to outstanding put options was $18.1 million, all of which could be redeemed within the next 12 months, under certain circumstances, and is classified on the consolidated balance sheets as redeemable noncontrolling interests. These put and call options are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data - Note 14: Noncontrolling Interests.”
The Holding Company’s primary sources of funds are dividends from its affiliates and access to the capital and debt markets. The Holding Company recognized $6.4 million in net income from discontinued operations during the year ended December 31, 2015 related to a revenue sharing agreement with Westfield. This revenue sharing agreement is in effect through December 2017, and the terms of this agreement are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data - Note 2: Acquisitions, Asset Sales, and Divestitures.” Other than the revenue sharing agreement with Westfield, divestitures are not ongoing sources of funds for the Holding Company. Dividends from the Bank are limited by various regulatory requirements relating to capital adequacy and retained earnings. See Part II. Item 5. “Market for Registrant’s Common Equity, Related Stockholders Matters, and Issuers Purchases of Equity Securities” for further details.
The Bank pays dividends to the Holding Company, subject to the approval of the Bank’s board of directors, depending on its profitability and asset growth. If regulatory agencies were to require banks to increase their capital ratios, or impose other restrictions, the Bank may be constrained in its ability to pay dividends to the Holding Company and/or to grow.
Although the Bank’s capital currently exceeds regulatory requirements for capital, the Holding Company could downstream additional capital to increase the rate that the Bank could grow. Depending upon the amount of capital downstreamed by the Holding Company, the approval of the Holding Company’s board of directors may be required prior to the payment, if any.
The Company is required to pay interest quarterly on its junior subordinated debentures. Since 2010, the Company has been a party to an interest rate swap to hedge a portion of the cash flow associated with a junior subordinated debenture which converted from a fixed rate to a floating rate on December 30, 2010. However, this interest rate swap matured on December 30, 2015 and the Company has not entered into a new swap agreement. The estimated cash outlay for 2016 for the interest payments is approximately $2.4 million based on the debt outstanding at December 31, 2015, and estimated LIBOR.
The Company presently plans to pay cash dividends on its common stock on a quarterly basis dependent upon a number of factors such as profitability, Holding Company liquidity, and the Company’s capital levels. However, the ultimate declaration of dividends by the board of directors of the Company will depend on consideration of, among other things, recent financial trends and internal forecasts, regulatory limitations, alternative uses of capital deployment, general economic conditions, and regulatory changes to capital requirements. Based on the current quarterly dividend rate of $0.10 per share, as announced by the Company on January 27, 2016, and estimated shares outstanding, the Company estimates the amount to be paid out in 2016 for dividends to common shareholders will be approximately $33.2 million. The estimated dividend payments in 2016 could increase or decrease if the Company’s board of directors voted to increase or decrease, respectively, the current dividend rate, and/or the number of shares outstanding changes significantly.
Based on the stock outstanding of 6.95% Non-Cumulative Perpetual Preferred Stock, Series D, and the dividend rate, the Company expects to pay $3.5 million in cash dividends on preferred stock in 2016. Although the rate of interest is set in the terms of the preferred stock, the quarterly preferred stock dividend payments are subject to approval by the Company’s board of directors.
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
From time to time, the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. At December 31, 2015, the Bank had unused federal fund lines of credit totaling $565.0 million with correspondent institutions to provide it with immediate access to overnight borrowings, compared to $171.0 million at December 31, 2014. At December 31, 2015 and 2014, the Bank had no outstanding borrowings under these federal funds lines.
The Bank has also negotiated brokered deposit agreements with several institutions that have nationwide distribution capabilities. At December 31, 2015, the Bank had $577.4 million of brokered deposits (net of premiums paid) outstanding under these agreements, compared to $482.8 million at December 31, 2014.
If the Bank was no longer able to utilize the FHLB for borrowing, collateral currently used for FHLB borrowings could be transferred to other facilities such as the Federal Reserve’s discount window. In addition, the Bank could increase its usage of brokered deposits. Other borrowing arrangements may have higher rates than the FHLB would typically charge.

Consolidated cash flow comparison for the years ended December 31, 2015 and 2014
Net cash provided by operating activities of continuing operations totaled $87.5 million and $100.9 million for the years ended December 31, 2015 and 2014, respectively. Cash flows from operating activities of continuing operations are generally the cash effects of transactions and other events that enter into the determination of net income of continuing operations. Cash provided by operating activities of continuing operations decreased $13.4 million from 2014 to 2015 due primarily to a deferred tax benefit in 2015, compared to a deferred tax expense in 2014. These changes were partially offset by a greater volume of proceeds from loans held for sale, the decreased credit to the provision for loan losses, and increased equity compensation in 2015 than in 2014.
Net cash used in investing activities of continuing operations totaled $694.8 million and $368.2 million for the years ended December 31, 2015 and 2014, respectively. Investing activities of the Company include certain loan activities, investment activities and capital expenditures. Cash used in investing activities of continuing operations increased $326.6 million from 2014 to 2015 and was due primarily to the increase in portfolio loans and increased purchases of investments in 2015 than in 2014, and the 2014 sale of portfolio loans, which was not repeated in 2015. These changes were partially offset by the 2014 cash paid for the Boston Private Bank acquisition of Banyan.
Net cash provided by financing activities of continuing operations totaled $667.0 million and $241.9 million for the year ended December 31, 2015 and 2014, respectively. Cash provided by financing activities of continuing operations increased $425.1 million from 2014 to 2015. The increase in cash provided by financing activities related primarily to a higher net increase in deposits, the increase in securities sold under agreements to repurchase, and the increase in FHLB borrowings. These changes were partially offset by increased dividend payments.

Net cash provided by operating activities of discontinued operations totaled $6.4 million for the year ended December 31, 2015, compared to cash provided by operating activities of discontinued operations of $6.2 million for the year ended December 31, 2014. Cash flows from operating activities of discontinued operations relate to the ongoing revenue sharing agreement with a divested affiliate.

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
Net cash used in investing activities of continuing operations totaled $368.2 million and $295.9 million for the years ended December 31, 2014 and 2013, respectively. Investing activities of the Company include certain loan activities, investment activities and capital expenditures. Cash used in investing activities of continuing operations decreased $72.3 million from 2013 to 2014 and was due primarily to the $123.7 million in proceeds from the sale of the three Pacific Northwest banking offices in 2013, an increase in cash used to purchase investments, net of cash received from sales, maturities, redemptions, and principal payments on the Company’s investment securities in 2014 from 2013, and cash paid for the Boston Private Bank acquisition of Banyan. These changes were partially offset by a decrease in portfolio loans and proceeds from the sale of portfolio loans.
Net cash provided by financing activities of continuing operations totaled $241.9 million and $64.9 million for the years ended December 31, 2014 and 2013, respectively. Cash provided by financing activities of continuing operations increased $177.0 million from 2013 to 2014. The increase in cash provided by financing activities related primarily to a higher net increase in deposits, the increase in FHLB borrowings from 2013 to 2014, the 2013 debt repurchases, and the 2013 net change in preferred stock. These changes were partially offset by increased repayments of securities sold under agreements to repurchase and increased dividend payments.
Net cash provided by operating activities of discontinued operations totaled $6.2 million for the year ended December 31, 2014, compared to net cash used in operating activities of discontinued operations of $7.8 million for the year ended December 31, 2013. Cash flows from operating activities of discontinued operations relate to the ongoing revenue sharing agreement with a divested affiliate.

Capital Resources
Total shareholders’ equity at December 31, 2015 was $746.6 million, compared to $703.9 million at December 31, 2014, an increase of $42.7 million, or 6%. The increase in shareholders’ equity was primarily the result of net income, and amortization of stock compensation, partially offset by dividends paid and the change in other comprehensive income/ (loss).
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
To be categorized as “well capitalized,” the Bank must maintain specified minimum capital ratios. In addition, the Bank cannot be subject to any written agreement, order or capital directive or prompt corrective action to be considered “well capitalized.” The Bank maintained capital at levels that would be considered “well capitalized” as of December 31, 2015 under the applicable regulations. Current rules do not establish standards for determining whether a bank holding company is well capitalized. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 24: Regulatory Matters” for additional details, including the regulatory capital and capital ratios table.

Contractual Obligations
The schedules below present a detail of the maturities of the Company’s contractual obligations and commitments as of December 31, 2015. See Part II. Item 8. “Financial Statements and Supplementary Data - Notes 11 through 13” for terms of borrowing arrangements and interest rates.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Federal Home Loan Bank Borrowings	$461,324	$216,601	$189,245	$42,926	$12,552
Securities sold under agreements to repurchase	58,215	58,215	—	—	—
Junior subordinated debentures	106,363	—	—	—	106,363
Operating lease obligations	136,890	19,372	31,096	27,332	59,090
Deferred compensation and benefits (1)	29,170	1,279	3,639	8,295	15,957
Data processing	6,320	6,320	—	—	—
Bonus and commissions	9,807	9,807	—	—	—
Severance accrual	3,305	2,540	765	—	—
Other long-term obligations	737	385	259	92	1
Total contractual obligations at December 31, 2015	$812,131	$314,519	$225,004	$78,645	$193,963
___________

(1)	Includes supplemental executive retirement plans, deferred compensation plan, salary continuation plans, long term incentive plans, and split dollar life insurance.
The amounts below related to commitments to originate loans, unused lines of credit, and standby letters of credit are at the discretion of the client and may never actually be drawn upon. The contractual amount of the Company’s financial instruments with off-balance sheet risk are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Unadvanced portion of loans, unused lines of credit, and commitments to originate loans	$1,285,833	$600,848	$285,274	$16,111	$383,600
Standby letters of credit	39,245	39,168	77	—	—
Forward commitments to sell loans	28,468	28,468	—	—	—
Total commitments at December 31, 2015	$1,353,546	$668,484	$285,351	$16,111	$383,600

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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), amending the ASC and creating a new Topic 606, Revenue from Contracts with Customers. This issuance was part of the joint project between the FASB and the International Accounting Standards Board to clarify the principles of recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The impact of ASU 2014-09 on the Company’s consolidated financial statements is not yet known. Additionally, ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”) was issued in August 2015 which defers adoption to annual reporting periods beginning after December 15, 2017.

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
ALCO primarily manages interest rate risk by examining detailed simulations that model the impact various interest rate environments may have on NII and which take into account the re-pricing, maturity and prepayment characteristics of individual products and investments. ALCO most directly looks at the impact of parallel ramp scenarios over one-year and two-year horizons in which market interest rates are gradually increased or decreased up to 200 basis points. These particular simulation results, along with longer horizons and complementary other analyses that model interest rate shocks and economic value of equity (“EVE”), are reviewed to determine whether the exposure of NII to interest rate changes is within risk limits set and monitored at both the ALCO and Board levels. While ALCO and ALM practitioners review simulation assumptions to ensure reasonability, future results are not fully predictable. Both market assumptions and the actual re-pricing, maturity, and prepayment characteristics of individual products may differ from the estimates used in the simulations.
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

•
The model utilizes the FHLB, LIBOR, and Treasury yield curves in effect as of December 31, 2015. Other market rates used in this analysis include the Prime rate and Federal Funds rate, which were 3.50% and 0.50% respectively, at December 31, 2015. All interest rate changes are assumed to occur in the first 12 months and remain flat thereafter. Federal Funds and Treasury yields are floored at 0.01% while Prime is floored at 3.00%. All other market rates (LIBOR, FHLB, brokered certificates of deposit (“CD”)) are floored at 0.25% to reflect credit spreads. All points on the Treasury yield curve increase/decrease congruently.

•
Compared to the previous year’s disclosure, NOW account betas were raised, Business Money Market Depository Accounts (“MMDAs”) account betas were lowered and some CD betas were lowered. Assumed betas for MMDAs in rising rate scenarios range from 50%-70% depending upon the product. The net effect of these changes is a modest reduction in interest rate risk.

•
As compared to simulations in prior years, the Company has adjusted its NII simulations to be more in line with Bank observed behavior and industry practice. NII simulations now incorporate an assumed 3-month pricing lag on all deposit rate changes in the ramp up scenario. The NII simulations also now incorporate an assumed 1-month pricing lag on all MMDA rate changes in the ramp down scenario. Historically, rising interest rate environments were modeled without making the assumption that deposit prices would lag changes to the Federal Funds rate. Declining interest rate environments were historically modeled with a 3-month lag on MMDA pricing.

The following table presents the estimated impact of interest rate changes on pro-forma NII for the Company over a 12-month period:

	Twelve months beginning 1/1/2016
	$ Change	% Change
	(In thousands)
Parallel Ramp Up 200 basis points	$3,561	1.80%
Down Parallel Ramp 100 basis points	$(3,100)	(1.57)%

	Twelve months beginning 1/1/2015
	$ Change	% Change
	(In thousands)
Parallel Ramp Up 200 basis points, no deposit pricing lag	$(9,102)	(5.15)%
Parallel Ramp Up 200 basis points, 3-month deposit pricing lag	$593	0.34%
Down Parallel Ramp 100 basis points, 3-month MMDA deposit pricing lag	$(1,097)	(0.62)%

The Bank also uses interest rate sensitivity “gap” analysis to provide a general overview of its interest rate risk profile. An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income, while a negative gap would tend to affect net interest income adversely.
At December 31, 2015, the Company’s overall balance sheet was immediately asset-sensitive. The actual ability to reprice certain interest-bearing liabilities depends on other factors in addition to the movement of interest rates. These factors include competitor pricing, the current rate paid on interest-bearing liabilities, and alternative products offered in the financial market place. Most importantly, non-maturity deposits do not have a formal re-pricing date and are priced based on management discretion.  They are gapped as re-pricing in 3-6 months when, in fact, they may not. The Bank does not attempt to perfectly match interest rate sensitive assets and liabilities and will selectively mismatch its assets and liabilities to a controlled degree when management considers such a mismatch both appropriate and prudent.
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

The following table presents the repricing schedule for the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2015:

	Within Three Months	Over Three to Six Months	Over Six to Twelve Months	Over One Year to Five Years	Over Five Years	Total
	(In thousands)
Interest-earning assets (1):
Interest bearing cash	$196,781	$—	$—	$—	$—	$196,781
Investment securities	62,735	29,321	83,617	584,239	440,950	1,200,862
FHLB stock	35,181	—	—	—	—	35,181
Loans held for sale (2)	8,072	—	—	—	—	8,072
Loans—Fixed rate (5)	101,893	101,387	191,982	1,135,003	334,659	1,864,924
Loans—Variable rate	1,459,826	373,279	397,706	1,370,421	331,556	3,932,788
Total interest-earning assets	$1,864,488	$503,987	$673,305	$3,089,663	$1,107,165	$7,238,608
Interest-bearing liabilities (3):
Savings and NOW accounts (4)	$—	$660,673	$—	$—	$—	$660,673
Money market accounts (4) (5)	—	3,105,172	—	—	—	3,105,172
Certificates of deposit	192,702	136,635	111,674	142,974	1,003	584,988
Securities sold under agreements to repurchase	—	58,215	—	—	—	58,215
FHLB borrowings	63,174	47,572	106,148	232,795	11,635	461,324
Junior subordinated debentures	103,093	—	—	—	3,270	106,363
Total interest-bearing liabilities	$358,969	$4,008,267	$217,822	$375,769	$15,908	$4,976,735
Net interest sensitivity gap during the period	$1,505,519	$(3,504,280)	$455,483	$2,713,894	$1,091,257	$2,261,873
Cumulative gap	$1,505,519	$(1,998,761)	$(1,543,278)	$1,170,616	$2,261,873
Interest-sensitive assets as a percent of interest-sensitive liabilities (cumulative)	519.40%	54.23%	66.34%	123.60%	145.45%
Cumulative gap as a percent of total assets	19.96%	(26.50)%	(20.46)%	15.52%	29.99%
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

(2)	Loans held for sale are typically sold within three months of origination.

(3)	Does not include $1.7 billion of demand accounts because they are non-interest bearing.

(4)	While savings, NOW and money market accounts can be withdrawn any time, management believes they have characteristics that make their effective maturity longer.

(5)
Does not include the economic effect of hedges. Our hedges are designed to protect our net interest income from interest rate changes on certain loans, deposits and borrowings. The interest rate sensitivity table reflects the sensitivity at current interest rates. As a result, the notional amounts of our hedges are not included in the table. For additional information on our Derivatives, see Part II. Item 8. “Notes to Consolidated Financial Statements - Note 9: Derivatives and Hedging Activities.”

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
	(In thousands, except share and per share data)
Assets:
Cash and cash equivalents	$238,694	$172,609
Investment securities available-for-sale (amortized cost of $1,084,105 and $826,858 at December 31, 2015 and 2014, respectively)	1,084,510	829,993
Investment securities held-to-maturity (fair value of $116,384 and $142,339 at December 31, 2015 and 2014, respectively)	116,352	140,727
Stock in Federal Home Loan Banks	35,181	32,281
Loans held for sale	8,072	7,099
Total loans	5,719,212	5,269,936
Less: Allowance for loan losses	78,500	75,838
Net loans	5,640,712	5,194,098
Other real estate owned (“OREO”)	776	929
Premises and equipment, net	31,036	32,199
Goodwill	152,082	152,082
Intangible assets, net	33,007	39,718
Fees receivable	11,258	12,517
Accrued interest receivable	17,950	16,071
Deferred income taxes, net	51,699	47,576
Other assets	121,179	119,975
Total assets	$7,542,508	$6,797,874
Liabilities:
Deposits	$6,040,437	$5,453,879
Securities sold under agreements to repurchase	58,215	30,496
Federal Home Loan Bank borrowings	461,324	370,150
Junior subordinated debentures	106,363	106,363
Other liabilities	111,468	112,170
Total liabilities	6,777,807	6,073,058
Redeemable Noncontrolling Interests	18,088	20,905
Shareholders’ Equity:
Preferred stock, $1.00 par value; authorized: 2,000,000 shares; Series D, 6.95% Non-Cumulative Perpetual, issued and outstanding: 50,000 shares at December 31, 2015 and December 31, 2014; liquidation preference: $1,000 per share	47,753	47,753
Common stock, $1.00 par value; authorized: 170,000,000 shares; issued and outstanding: 83,410,961 shares at December 31, 2015 and 82,961,855 shares at December 31, 2014	83,411	82,962
Additional paid-in capital	600,670	610,903
Retained earnings/ (accumulated deficit)	12,886	(37,396)
Accumulated other comprehensive income/ (loss)	(1,500)	(697)
Total Company’s shareholders’ equity	743,220	703,525
Noncontrolling interests	3,393	386
Total shareholders’ equity	746,613	703,911
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$7,542,508	$6,797,874

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$192,184	$191,658	$191,594
Taxable investment securities	4,403	3,162	2,056
Non-taxable investment securities	4,758	3,738	3,113
Mortgage-backed securities	10,933	6,925	5,441
Federal funds sold and other	1,390	1,359	970
Total interest and dividend income	213,668	206,842	203,174
Interest expense:
Deposits	16,002	14,102	13,395
Federal Home Loan Bank borrowings	7,959	9,108	10,963
Junior subordinated debentures	3,875	3,872	4,408
Repurchase agreements and other short-term borrowings	62	59	390
Total interest expense	27,898	27,141	29,156
Net interest income	185,770	179,701	174,018
Provision/ (credit) for loan losses	(1,555)	(6,400)	(10,000)
Net interest income after provision/ (credit) for loan losses	187,325	186,101	184,018
Fees and other income:
Investment management fees	45,694	47,123	43,816
Wealth advisory fees	50,437	48,082	42,352
Wealth management and trust fees	51,309	34,582	26,547
Other banking fee income	8,440	7,033	7,463
Gain on sale of loans, net	1,207	2,158	2,519
Gain on repurchase of debt	—	—	620
Gain/ (loss) on sale of investments, net	236	(7)	49
Gain/ (loss) on OREO, net	124	957	(13)
Gain on sale of Pacific Northwest offices	—	—	10,574
Other	3,722	870	2,414
Total fees and other income	161,169	140,798	136,341
Operating expense:
Salaries and employee benefits	159,401	146,648	140,761
Occupancy and equipment	37,183	31,041	29,822
Professional services	12,861	12,473	12,109
Marketing and business development	9,063	7,989	7,094
Contract services and data processing	6,037	5,816	5,827
Amortization of intangibles	6,711	4,836	4,327
FDIC insurance	3,979	3,459	3,700
Restructuring	3,724	739	—
Other	16,222	14,128	17,065
Total operating expense	255,181	227,129	220,705
Income before income taxes	93,313	99,770	99,654
Income tax expense	30,392	32,365	32,963
Net income from continuing operations	62,921	67,405	66,691
Net income from discontinued operations	6,411	6,160	7,792
Net income before attribution to noncontrolling interests	69,332	73,565	74,483
(Continued)

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except share and per share data)
Less: Net income attributable to noncontrolling interests	4,407	4,750	3,948
Net income attributable to the Company	$64,925	$68,815	$70,535
Adjustments to net income attributable to the Company to arrive at net income attributable to common shareholders	(3,194)	(4,563)	(16,636)
Net income attributable to common shareholders for earnings per share calculation	$61,731	$64,252	$53,899
Basic earnings per share attributable to common shareholders:
From continuing operations:	$0.68	$0.73	$0.60
From discontinued operations:	$0.08	$0.08	$0.10
Total attributable to common shareholders:	$0.76	$0.81	$0.70
Weighted average basic common shares outstanding	80,885,253	78,921,480	77,373,817
Diluted earnings per share attributable to common shareholders:
From continuing operations:	$0.66	$0.72	$0.59
From discontinued operations:	$0.08	$0.07	$0.09
Total attributable to common shareholders:	$0.74	$0.79	$0.68
Weighted average diluted common shares outstanding	83,225,153	80,879,231	78,753,524
See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Net income attributable to the Company	$64,925	$68,815	$70,535
Other comprehensive income/ (loss), net of tax:
Unrealized gain/ (loss) on securities available for sale	(1,349)	3,736	(7,141)
Reclassification adjustment for net realized gain/(loss) included in net income	139	(4)	28
Net unrealized gain/ (loss) on securities available for sale	(1,488)	3,740	(7,169)
Unrealized gain/ (loss) on cash flow hedges	(1,554)	(2,009)	2
Reclassification adjustment for net realized gain/ (loss) included in net income	(2,354)	(1,849)	(1,204)
Net unrealized gain/ (loss) on cash flow hedges	800	(160)	1,206
Net unrealized gain/ (loss) on other	(115)	(80)	(358)
Other comprehensive income/ (loss), net of tax	(803)	3,500	(6,321)
Total comprehensive income attributable to the Company, net	$64,122	$72,315	$64,214
 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/ (Loss)	Noncontrolling Interests	Total
		(In thousands, except share data)
Balance at December 31, 2012	$58,089	$78,744	$640,891	$(176,746)	$2,124	$—	$603,102
Net income attributable to the Company	—	—	—	70,535	—	—	70,535
Other comprehensive income/ (loss), net	—	—	—	—	(6,321)	—	(6,321)
Dividends paid to common shareholders: $0.24 per share	—	—	(19,129)	—	—	—	(19,129)
Dividends paid to preferred shareholder	—	—	(2,660)	—	—	—	(2,660)
Repurchase of Non-Cumulative Perpetual Contingent Convertible Preferred Stock, Series B	(58,089)	—	(11,738)	—	—	—	(69,827)
Issuance of noncontrolling interests	—	—	—	—	—	171	171
Net proceeds from issuance of:
6.95% Non-Cumulative Perpetual Preferred Stock, Series D, net of issuance costs	47,753	—	—	—	—	—	47,753
156,983 shares of common stock	—	157	1,073	—	—	—	1,230
677,620 shares of incentive stock grants, net of 55,213 shares canceled or forfeited	—	622	(622)	—	—	—	—
Amortization of stock compensation and employee stock purchase plan	—	—	6,747	—	—	—	6,747
Stock options exercised	—	315	2,017	—	—	—	2,332
Tax savings/ (deficiency) from certain stock compensation awards	—	—	(663)	—	—	—	(663)
Other equity adjustments	—	—	418	—	—	—	418
Balance at December 31, 2013	$47,753	$79,838	$616,334	$(106,211)	$(4,197)	$171	$633,688
(Continued)
Balance, December 31, 2013	$47,753	$79,838	$616,334	$(106,211)	$(4,197)	$171	$633,688
Net income attributable to the Company	—	—	—	68,815	—	—	68,815
Other comprehensive income/ (loss), net	—	—	—	—	3,500	—	3,500
Dividends paid to common shareholders: $0.32 per share	—	—	(25,829)	—	—	—	(25,829)
Dividends paid to preferred shareholders	—	—	(3,475)	—	—	—	(3,475)
Issuance of noncontrolling interests	—	—	—	—	—	215	215
Net proceeds from issuance of:
1,801,446 shares of common stock	—	1,801	20,463	—	—	—	22,264
1,344,808 shares of incentive stock grants, net of 125,658 shares canceled or forfeited and 128,003 shares withheld for employee taxes	—	1,091	(2,700)	—	—	—	(1,609)
Amortization of stock compensation and employee stock purchase plan	—	—	6,239	—	—	—	6,239
Stock options exercised	—	232	1,575	—	—	—	1,807
Tax savings/ (deficiency) from certain stock compensation awards	—	—	1,294	—	—	—	1,294
Other equity adjustments	—	—	(2,998)	—	—	—	(2,998)
Balance, December 31, 2014	$47,753	$82,962	$610,903	$(37,396)	$(697)	$386	$703,911
(Continued)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/ (Loss)	Noncontrolling Interests	Total
		(In thousands, except share data)
Balance at December 31, 2014	$47,753	$82,962	$610,903	$(37,396)	$(697)	$386	$703,911
Net income attributable to the Company	—	—	—	64,925	—	—	64,925
Other comprehensive income/ (loss), net:	—	—	—	—	(803)	—	(803)
Dividends paid to common shareholders: $0.36 per share	—	—	(16,703)	(12,905)	—	—	(29,608)
Dividends paid to preferred shareholders	—	—	(1,737)	(1,738)	—	—	(3,475)
Issuance of noncontrolling interests	—	—	—	—	—	3,007	3,007
Net proceeds from issuance of:
138,463 shares of common stock	—	138	1,437	—	—	—	1,575
738,025 shares of incentive stock grants, net of 408,638 shares canceled or forfeited and 168,490 shares withheld for employee taxes	—	161	(2,251)	—	—	—	(2,090)
Amortization of stock compensation and employee stock purchase plan	—	—	9,820	—	—	—	9,820
Stock options exercised	—	150	1,056	—	—	—	1,206
Tax savings/ (deficiency) from certain stock compensation awards	—	—	(1,262)	—	—	—	(1,262)
Other equity adjustments	—	—	(593)	—	—	—	(593)
Balance at December 31, 2015	$47,753	$83,411	$600,670	$12,886	$(1,500)	$3,393	$746,613

 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income attributable to the Company	$64,925	$68,815	$70,535
Adjustments to arrive at net income from continuing operations
Net income attributable to noncontrolling interests	4,407	4,750	3,948
Net pre-tax gain from operating activities of discontinued operations	(11,234)	(11,258)	(13,913)
Tax expense from discontinued operations	4,823	5,098	6,121
Net income from continuing operations	62,921	67,405	66,691
Adjustments to reconcile net income from continuing operations to net cash provided by/ (used in) operating activities:
Depreciation and amortization	22,187	19,378	19,107
Net income attributable to noncontrolling interests	(4,407)	(4,750)	(3,948)
Equity issued as compensation	9,820	6,239	6,747
Provision/ (credit) for loan losses	(1,555)	(6,400)	(10,000)
Loans originated for sale	(153,445)	(71,858)	(231,539)
Proceeds from sale of loans held for sale	153,679	71,440	254,345
Gain on the repurchase of debt	—	—	(620)
Gain on sale of Pacific Northwest offices	—	—	(10,574)
Deferred income tax expense/ (benefit)	(4,575)	5,058	10,313
Net decrease/ (increase) in other operating activities	2,852	14,387	5,861
Net cash provided by/ (used in) operating activities of continuing operations	87,477	100,899	106,383
Net cash provided by/ (used in) operating activities of discontinued operations	6,411	6,160	7,792
Net cash provided by/ (used in) operating activities	93,888	107,059	114,175
Cash flows from investing activities:
Investment securities available for sale:
Purchases	(506,529)	(335,404)	(243,359)
Sales	34,160	6,450	4,062
Maturities, redemptions, and principal payments	208,467	190,926	227,973
Investment securities held-to-maturity:
Purchases	—	(48,835)	(112,391)
Principal payments	23,741	19,263	325
(Investments)/ distributions in trusts, net	(165)	(385)	154
(Purchase)/ redemption of Federal Home Loan Banks stock	(2,900)	6,331	3,369
Net increase in portfolio loans	(452,675)	(221,256)	(310,834)
Proceeds from recoveries of loans previously charged-off	6,253	11,163	7,731
Proceeds from sale of OREO	277	1,102	2,455
Proceeds from sale of portfolio loans	—	58,568	9,449
Proceeds from sale of Pacific Northwest offices	—	—	123,693
Capital expenditures, net of sale proceeds	(5,419)	(9,705)	(8,311)
Cash received from dispositions, net of cash divested/ (cash paid for acquisitions, including cash paid for deferred acquisition obligations, net of cash acquired)	—	(44,845)	—
Cash provided by/ (used in) other investing activities of continuing operations	—	(1,601)	(224)
Net cash provided by/ (used in) investing activities—continuing operations	(694,790)	(368,228)	(295,908)
Net cash provided by/ (used in) investing activities—discontinued operations	—	—	—
Net cash provided by/ (used in) investing activities	(694,790)	(368,228)	(295,908)
(Continued)

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	586,558	343,509	199,381
Net (decrease)/ increase in securities sold under agreements to repurchase and other	27,719	(71,857)	(13,966)
Net (decrease)/ increase in short-term Federal Home Loan Bank borrowings	40,000	10,000	(40,000)
Advances of long-term Federal Home Loan Bank borrowings	123,636	55,000	120,000
Repayments of long-term Federal Home Loan Bank borrowings	(72,462)	(62,104)	(120,867)
Repurchase of debt	—	—	(35,536)
Proceeds from issuance of Series D preferred stock, net	—	—	47,753
Repurchase of Series B preferred stock, including deemed dividend at repurchase	—	—	(69,827)
Dividends paid to common shareholders	(29,608)	(25,829)	(19,129)
Dividends paid to preferred shareholders	(3,475)	(3,475)	(2,660)
Tax savings/ (deficiency) from certain stock compensation awards	(1,262)	1,294	(663)
Proceeds from stock option exercises	1,206	1,807	2,332
Proceeds from issuance of common stock, net	(515)	(353)	1,230
Distributions paid to noncontrolling interests	(4,611)	(4,426)	(3,416)
Other equity adjustments	(199)	(1,669)	238
Net cash provided by/ (used in) financing activities—continuing operations	666,987	241,897	64,870
Net cash provided by/ (used in) financing activities—discontinued operations	—	—	—
Net cash provided by/ (used in) financing activities	666,987	241,897	64,870
Net increase/ (decrease) in cash and cash equivalents	66,085	(19,272)	(116,863)
Cash and cash equivalents at beginning of year	172,609	191,881	308,744
Cash and cash equivalents at end of year	$238,694	$172,609	$191,881
Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$27,749	$30,043	$29,377
Cash paid for income taxes, net of (refunds received)	33,318	30,072	32,332
Change in unrealized gain/ (loss) on securities available for sale, net of tax	(1,488)	3,740	(7,169)
Change in unrealized gain/ (loss) on cash flow hedges, net of tax	800	(160)	1,206
Change in unrealized gain/ (loss) on other, net of tax	(115)	(80)	(358)
Non-cash transactions:
Loans transferred into/ (out of) held for sale from/ (to) portfolio, net	—	56,967	5,593
Loans charged-off	(2,036)	(5,296)	(5,417)
Loans transferred into/ (out of) other real estate owned from/ (to) held for sale or portfolio	—	298	(372)
Reversal of contingent consideration into income	2,026	—	—
Equity issued for acquisitions, including deferred acquisition obligations	—	21,007	—

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
The Wealth Management and Trust segment is comprised of Boston Private Wealth LLC (“Boston Private Wealth”), which was created from Boston Private Bank’s existing wealth management business as well as the acquisition of Banyan Partners, LLC (“Banyan”), which Boston Private Bank purchased in the fourth quarter of 2014. This segment also includes the trust operations of Boston Private Bank. The segment offers investment management, wealth management, family office, and trust services to individuals, families, and institutions. The Wealth Management and Trust segment operates in New England; South Florida; Texas; California; Atlanta, Georgia; and Madison, Wisconsin. For comparative purposes, the Wealth Management and Trust data that was previously included within the Private Banking segment has been reclassified into the Wealth Management and Trust segment.
The Investment Management segment has two consolidated affiliates, consisting of Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”) and Anchor Capital Advisors, LLC (“Anchor”) (together, the “Investment Managers”).
The Wealth Advisory segment has two consolidated affiliates, consisting of KLS Professional Advisors Group, LLC (“KLS”) and Bingham, Osborn & Scarborough, LLC (“BOS”) (together, the “Wealth Advisors” and, together with the Wealth Management and Trust and Investment Management segments, the “Wealth and Investment” businesses).
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
Cash and Due from Banks
The Bank is required to maintain average reserve balances in an account with the Federal Reserve based upon a percentage of certain deposits. As of December 31, 2015 and 2014, the daily amounts required to be held in the aggregate for the Bank were $4.6 million and $8.1 million, respectively.
Investment Securities
Available-for-sale investment securities are reported at fair value, with unrealized gains and losses credited or charged, net of the estimated tax effect, to accumulated other comprehensive income/ (loss). Held-to-maturity investment securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost.
Premiums and discounts on the investment securities are amortized or accreted into net interest income by the level-yield method. Gains and losses on the sale of the available-for-sale investments are recognized at the trade date on a specific identification basis. Dividend and interest income is recognized when earned and is recorded on the accrual basis.
The Company conducts a quarterly review and evaluation of its investment securities to determine if the decline in fair value of a security below its amortized cost is deemed to be other-than-temporary. Other-than-temporary impairment losses are recognized on securities when: (i) the holder has an intention to sell the security; (ii) it is more likely than not that the security will be required to be sold prior to recovery; or (iii) the holder does not expect to recover the entire amortized cost basis of the security. Other-than-temporary losses are reflected in earnings as a charge against gain on sale of investments, net, to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in accumulated other comprehensive income/ (loss). The Company has no intention to sell any securities in an unrealized loss position at December 31, 2015 nor is it more likely than not that the Company would be required to sell such securities prior to the recovery of the unrealized losses. As of December 31, 2015, the Company believes that all impairments of investment securities are temporary in nature. No other-than-temporary impairment losses were recognized in the consolidated statements of operations for the years ended December 31, 2015, 2014, and 2013.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
A loan is considered impaired in accordance with ASC 310 when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured based on the fair value of the loan, expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, impairment may be determined based upon the observable market price of the loan, or the fair value of the collateral, less estimated costs to sell, if the loan is “collateral dependent.” For collateral dependent loans, appraisals are generally used to determine the fair value. When a collateral dependent loan becomes impaired, an updated appraisal of the collateral is obtained, if appropriate. Appraised values are generally discounted for factors such as the Bank’s intention to liquidate the property quickly in a foreclosure sale or the date when the appraisal was performed if the Bank believes that collateral values have declined since the date the appraisal was done. The Bank may use a broker opinion of value in addition to an appraisal to validate the appraised value. In certain instances, the Bank may consider broker opinions of value as well as other qualitative factors while an appraisal is being prepared.
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
In addition to the three primary components of the allowance for loan losses discussed above (general reserve, allocated reserves on non-impaired special mention and substandard loans, and the allocated reserves on impaired loans), the Bank may also maintain an insignificant amount of additional allowance for loan losses (the unallocated allowance for loan losses). The unallocated reserve reflects the fact that the Allowance for Loan Losses is an estimate and contains a certain amount of imprecision risk. It represents risks identified by Management that are not already captured in the qualitative factors discussed above. The unallocated allowance for loan losses is not considered significant by the Company and will remain at zero unless additional risk is identified.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Reserve for Unfunded Loan Commitments
The Company maintains a reserve for unfunded loan commitments for such items as unused portion of lines of credit and unadvanced construction loans. The reserve is maintained at a level that reflects the risk in these various commitments. Management determines the reserve percentages on a quarterly basis based on a percentage of the current historical loss rates for these portfolios. Once a loan commitment is funded, the reserve for unfunded loan commitment is reversed and a corresponding allowance for loan loss reserve is established. This unfunded loan commitment reserve is included in other liabilities in the consolidated balance sheets. Net adjustments to the reserve for unfunded commitments are included in other operating expense in the consolidated statements of operations.
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
Valuation of Goodwill/Intangible Assets and Analysis for Impairment
The Company allocates the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Other intangible assets identified in acquisitions generally consist of advisory contracts, trade names, and non-compete agreements. The value attributed to advisory contracts is based on the time period over which they are expected to generate economic benefits. The advisory contracts are generally amortized over 8-15 years, depending on the contract. Trade names are not amortized. Non-compete agreements are valued based on the expected receipt of future economic benefits protected by clauses in the non-compete agreements that restrict competitive behavior. Non-compete agreements are amortized over the expected life of the agreement, which is generally seven years. The Company’s non-compete agreements became fully amortized during 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-lived intangible assets are subject to the impairment provisions of ASC 360-10, Property, Plant, and Equipment (“ASC 360”). Long-lived intangible assets are tested for recoverability by comparing the net carrying value of the asset or asset group to the undiscounted net cash flows to be generated from the use and eventual disposition of that asset (asset group) when events or changes in circumstances indicate that its carrying amount may not be recoverable. If the carrying amount of the asset exceeds its net undiscounted cash flows, then an impairment loss is recognized for the amount by which the carrying amount exceeds its fair value, determined based upon the discounted value of the expected cash flows generated by the asset. The intangible impairment test is performed at the reporting unit level, and each affiliate with goodwill and/or intangible assets is considered a reporting unit for goodwill and intangible impairment testing purposes.
The excess of the purchase price for acquisitions over the fair value of the net assets acquired, including other intangible assets, is recorded as goodwill. Goodwill is not amortized but is tested for impairment at the reporting unit level, defined as the affiliate level, at least annually in the fourth quarter or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred, based on the guidance in ASC 350, Intangibles-Goodwill and Other (“ASC 350”). Goodwill impairment exists when a reporting unit’s carrying value of goodwill exceeds its implied fair value. In accordance with ASC 350, intangible assets with an indefinite useful economic life are not amortized, but are subject to impairment testing at the reporting unit on an annual basis, or when events or changes in circumstances indicate that the carrying amounts are impaired.
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
The first step (“Step 1”) of impairment testing requires a comparison of each reporting unit’s fair value to carrying value to identify potential impairment. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the second step of the impairment test (“Step 2”) is completed to measure the amount of the reporting unit’s goodwill impairment loss, if any.
The fair value of the reporting unit is determined using generally accepted approaches to valuation commonly referred to as the income approach, market approach, and cost approach. Within each category, a variety of methodologies exist to assist in the estimation of fair value. Generally a valuation consultant will be engaged to assist with the valuation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For 2015, BPFH has three reportable segments that have goodwill: Wealth Management and Trust, Investment Management, and Wealth Advisory. Boston Private Wealth is the only reporting unit within the Wealth Management and Trust segment. Anchor and DGHM are the reporting units within Investment Management. DGHM does not have any remaining goodwill on its books. BOS and KLS are the reporting units within the Wealth Advisory segment. Because discrete financial information is available and segment management regularly reviews the operating results of Anchor, KLS, and BOS, they are all considered reporting units.
For the reporting units within the Investment Management, Wealth Advisory, and Wealth Management and Trust segments, the Company utilizes both the income and market approaches to determine fair value of the reporting units. The income approach is primarily based on discounted cash flows derived from assumptions of income statement activity. For the market approach, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and revenue multiples of comparable companies are selected and applied to the financial services reporting unit’s applicable metrics.
The aggregate fair values of the reporting units are compared to market capitalization as an assessment of the appropriateness of the fair value measurements. A control premium analysis is performed to determine whether the implied control premium was within range of overall control premiums observed in the market place.
Step 2 of impairment testing is necessary only if a reporting unit’s carrying amount exceeds its fair value. Step 2 requires an assignment of the reporting unit’s fair value to the reporting unit’s assets and liabilities, using the acquisition method accounting guidance in ASC 805, Business Combinations (“ASC 805”), to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared with the carrying amount of the reporting unit’s goodwill to determine the goodwill impairment loss to be recognized, if any.
If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of the reporting unit’s goodwill, an impairment loss must be recognized for the excess (i.e., recorded goodwill must be written down to the implied fair value of the reporting unit’s goodwill). After a goodwill impairment loss for a reporting unit is measured and recognized, the adjusted carrying amount of the reporting unit’s goodwill becomes the new accounting basis for that goodwill.
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
Management considered the following items in evaluating the need for a valuation allowance:

▪	Cumulative pre-tax income, as adjusted for permanent book-to-tax differences, during the 2013 through 2015 period.

▪	Deferred tax assets are expected to reverse in periods when there will be taxable income.

▪	The Company projects sufficient future taxable income to be generated by operations during the available carryforward period.

▪	Certain tax planning strategies are available, such as reducing investments in tax-exempt securities.

▪	The Company has not had any operating loss or tax credit carryovers expiring unused in recent years.
The Company believes that it is more likely than not that the net deferred tax asset, excluding the net deferred tax asset on capital losses, will be realized based upon the ability to generate future taxable income, as well as the availability of current and historical taxable income. The net deferred tax asset at December 31, 2015 and 2014 is net of a valuation allowance for capital losses. Capital losses are deductible to the extent of offsetting capital gains and the Company does not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

anticipate that it will generate capital gains in future periods. Therefore, the Company has recorded a valuation allowance on capital losses in excess of capital gains as of December 31, 2015 and 2014.
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
For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income/ (loss) (a component of shareholders’ equity), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion, if any, of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions.
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
Assets under management and advisory (“AUM”) at the Company’s consolidated affiliates totaled $27.6 billion and $29.9 billion at December 31, 2015 and 2014, respectively. These assets are not included in the consolidated financial statements since they are held in a fiduciary or agency capacity and are not assets of the Company.
Stock-Based Incentive Plans
At December 31, 2015, the Company has three stock-based incentive compensation plans. These plans encourage and enable the officers, employees, and non-employee directors of the Company to acquire an interest in the Company. The Company accounts for share-based awards in accordance with ASC 718, Compensation – Stock Compensation. Costs resulting from the issuance of such share-based payment awards are required to be recognized in the financial statements based on the grant date fair value of the award. Stock-based compensation expense is recognized over the requisite service period, which is generally the vesting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Earnings Per Share (“EPS”)
Basic EPS is computed by dividing net income/ (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock warrants, non-participating performance-based restricted stock, certain time-based restricted stock, and stock options, among others) were exercised or converted into additional common shares that would then share in the earnings of the entity. Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding for the year, plus an incremental number of common-equivalent shares computed using the treasury stock method. Dilutive potential common shares could consist of: stock options, performance-based restricted stock, time-based restricted stock not participating in common stock dividends, warrants or other dilutive securities, and conversion of the convertible trust preferred securities. Additionally, when dilutive, interest expense (net of tax) related to the convertible trust preferred securities is added back to net income attributable to common shareholders. The calculation of diluted EPS excludes the potential dilution of common shares and the inclusion of any related expenses if the effect is antidilutive.
Unvested time-based restricted stock issued prior to 2013, which includes the right to receive non-forfeitable dividends, is considered to participate with common stock in undistributed earnings for purposes of computing EPS. Companies such as BPFH that have such participating securities are required to calculate basic EPS using the two-class method and diluted EPS using the more dilutive amount resulting from the application of either the two-class method or the if-converted method. Calculations of basic and diluted EPS under the two-class method (i) exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities, and (ii) exclude from the denominator the dilutive impact of the participating securities. Calculations of EPS under the if-converted method (i) include in the numerator any dividends paid or owed on participating securities, and (ii) include the dilutive impact of the participating securities using the treasury stock method.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), amending the ASC and creating a new Topic 606, Revenue from Contracts with Customers. This issuance was part of the joint project between the FASB and the International Accounting Standards Board to clarify the principles of recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The impact of ASU 2014-09 on the Company’s consolidated financial statements is not yet known. Additionally, ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”) was issued in August 2015 which defers adoption to annual reporting periods beginning after December 15, 2017.

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
In the fourth quarter of 2014, the Company incurred restructuring charges related to the acquisition of Banyan. The purpose of this restructuring was to realign the management structure within the Wealth Management and Trust segment. The total cost of the restructuring incurred in Q4 2014 was $0.7 million. In 2015, the Company incurred additional restructuring charges to further refine the management structure within the Wealth Management and Trust Segment. The total cost of the restructuring charges in 2015 was $3.7 million. The Company may incur additional restructuring costs related to this plan but, as of the date of this filing, has not specifically identified or estimated such costs.
Restructuring expenses incurred since the plans of restructuring were first implemented in 2011 totaled $18.4 million, with the Private Banking segment incurring $9.5 million, the Wealth Management segment incurring $4.4 million and the remaining $4.5 million incurred by the Holding Company.
The following table presents a summary of the restructuring activity for the years ended December 31, 2015, 2014 and 2013.

	Severance Charges (1)	Contract Termination Fees	Professional Expenses	Other Associated Costs	Total
	(In thousands)
Accrued charges at December 31, 2012	$3,517	$98	$8	$—	$3,623
Costs paid	(3,481)	—	(8)	—	(3,489)
Adjustments	(3)	(98)	—	—	(101)
Accrued charges at December 31, 2013	33	—	—	—	33
Costs incurred	739	—	—	—	739
Costs paid	(33)	—	—	—	(33)
Accrued charges at December 31, 2014	739	—	—	—	739
Costs incurred	3,434	—	—	290	3,724
Costs paid	(868)	—	—	(290)	(1,158)
Accrued charges at December 31, 2015	$3,305	$—	$—	$—	$3,305
___________________

(1)	In addition to salary costs, severance charges may include costs related to acceleration of stock awards, outplacement services, and medical benefits.

3.ACQUISITIONS, ASSET SALES, AND DIVESTITURES
Acquisitions
On October 2, 2014, the Bank completed the acquisition of Banyan, a registered investment advisory firm headquartered in Palm Beach Gardens, Florida. At the time of acquisition, Banyan had approximately $4.3 billion in client assets and locations in New England; South Florida; Texas; California; Atlanta, Georgia; and Madison, Wisconsin.
In the transaction, Boston Private Bank acquired 100% of certain assets and liabilities of Banyan through the issuance of approximately 1.7 million shares of the Company’s stock, valued at $21.0 million, and $43.9 million in cash payments to Banyan shareholders, including $5.0 million in a holdback account for potential future claims. The total purchase price, including contingent consideration of $2.0 million, was $66.9 million. In 2015, due to the lower than initially estimated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

actual financial results for 2015 and projected financial results for 2016, the $2.0 million liability for the contingent consideration was reversed and recorded as Other Income. 2016 is the last year of any contingent consideration and the Company believes it is unlikely that the contractual minimum targets for any contingent payments will be met.
Goodwill of $41.9 million was recorded as a result of the transaction. Goodwill of $39.9 million is expected to be deductible for tax purposes, representing all of the goodwill except for the portion associated with the reversal of the contingent consideration. Intangible assets for advisory contracts of $23.9 million were also recorded and are expected to be amortized over 10 years.
The rationale for the transaction was that by merging Banyan with the existing Boston Private Bank wealth management business, additional technical expertise and financial acumen would be generated. Banyan has been merged with the existing wealth management business from Boston Private Bank, and the combined company has been renamed Boston Private Wealth. As a wholly-owned subsidiary of the Bank, Boston Private Wealth will also operate as part of the Wealth Management and Trust segment along with the trust operations of the Bank. These operations are reported separately from the Private Banking operations of the Bank.
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

4.     INVESTMENT SECURITIES
The following table presents a summary of investment securities:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
At December 31, 2015:
Available-for-sale securities at fair value:
U.S. government and agencies	$21,214	$64	$(27)	$21,251
Government-sponsored entities	345,033	874	(1,345)	344,562
Municipal bonds	263,661	5,099	(116)	268,644
Mortgage-backed securities (1)	431,446	1,329	(5,734)	427,041
Other	22,751	268	(7)	23,012
Total	$1,084,105	$7,634	$(7,229)	$1,084,510

Held-to-maturity securities at amortized cost:
Mortgage-backed securities (1)	$116,352	$294	$(262)	$116,384
Total	$116,352	$294	$(262)	$116,384

At December 31, 2014:
Available-for-sale securities at fair value:
U.S. government and agencies	$16,894	$32	$(44)	$16,882
Government-sponsored entities	273,538	983	(268)	274,253
Municipal bonds	232,415	3,268	(435)	235,248
Mortgage-backed securities (1)	284,403	2,191	(2,890)	283,704
Other	19,608	309	(11)	19,906
Total	$826,858	$6,783	$(3,648)	$829,993

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Held-to-maturity securities at amortized cost:
Mortgage-backed securities (1)	$140,727	$1,638	$(26)	$142,339
Total	$140,727	$1,638	$(26)	$142,339
_________________

(1)	All mortgage-backed securities are guaranteed by U.S. government agencies or Government-sponsored entities.
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
The following table presents the maturities of available-for-sale investment securities, based on contractual maturity, and the weighted average yields of such securities as of December 31, 2015:

	U.S. government and agencies (1)			Government-sponsored entities (1)
	Amortized cost	Fair value	Weighted average yield	Amortized cost	Fair value	Weighted average yield
	(In thousands)
Within one year	$—	$—	—%	$19,324	$19,336	0.86%
After one, but within five years	21,214	21,251	1.63%	250,526	251,018	1.51%
After five, but within ten years	—	—	—%	75,183	74,208	1.94%
Greater than ten years	—	—	—%	—	—	—%
Total	$21,214	$21,251	1.63%	$345,033	$344,562	1.57%

	Municipal bonds (1)			Mortgage-backed securities (2)
	Amortized cost	Fair value	Weighted average yield (3)	Amortized cost	Fair value	Weighted average yield
	(In thousands)
Within one year	$21,153	$21,237	2.10%	$—	$—	—%
After one, but within five years	92,649	93,316	2.14%	3,087	3,118	2.44%
After five, but within ten years	41,403	42,074	2.99%	20,591	21,109	3.14%
Greater than ten years	108,456	112,017	4.28%	407,768	402,814	2.02%
Total	$263,661	$268,644	3.15%	$431,446	$427,041	2.08%

	Other (4)
	Amortized cost	Fair value	Weighted average yield
	(In thousands)
Within one year	$22,751	$23,012	—%
After one, but within five years	—	—	—%
After five, but within ten years	—	—	—%
Greater than ten years	—	—	—%
Total	$22,751	$23,012	—%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the maturities of held-to-maturity investment securities, based on contractual maturity, and the weighted average yields of such securities as of December 31, 2015:

	Mortgage-backed securities (2)
	Amortized cost	Fair value	Weighted average yield
	(In thousands)
Within one year	$—	$—	—%
After one, but within five years	—	—	—%
After five, but within ten years	—	—	—%
Greater than ten years	116,352	116,384	2.26%
Total	$116,352	$116,384	2.26%
___________________

(1)	Certain securities are callable before their final maturity.

(2)	Mortgage-backed securities are shown based on their final (contractual) maturity, but, due to prepayments, they are expected to have shorter lives.

(3)	Yield shown on a fully taxable equivalent (“FTE”) basis.

(4)	Other securities consist of money market mutual funds and equity securities held at certain Wealth Advisory and Investment Management businesses.
The weighted average remaining maturity at December 31, 2015 was 9.9 years for available-for-sale investment securities, with $199.5 million of available-for-sale investment securities callable before maturity. The weighted average remaining maturity at December 31, 2014 was 9.2 years for available-for-sale investment securities, with $185.2 million of available-for-sale investment securities callable before maturity.
The weighted average remaining maturity for held-to-maturity investment securities was 13.8 years and 14.8 years at December 31, 2015 and December 31, 2014, respectively.
The following table presents the proceeds from sales, gross realized gains and gross realized losses for available-for-sale investment securities that were sold during the following years:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Proceeds from sales	$34,160	$6,450	$4,062
Realized gains	272	16	49
Realized losses	(36)	(23)	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents information regarding securities at December 31, 2015 and 2014 having temporary impairment, due to the fair values having declined below the amortized cost of the individual securities, and the time period that the investments have been temporarily impaired.

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	# of securities
	(In thousands, except number of securities)
December 31, 2015
Available-for-sale securities
U.S. government and agencies	$4,935	$(18)	$1,001	$(9)	$5,936	$(27)	3
Government-sponsored entities	167,691	(1,345)	—	—	167,691	(1,345)	24
Municipal bonds	14,483	(43)	3,173	(73)	17,656	(116)	12
Mortgage-backed securities (1)	318,156	(3,486)	62,753	(2,248)	380,909	(5,734)	68
Other	47	(4)	11	(3)	58	(7)	6
Total	$505,312	$(4,896)	$66,938	$(2,333)	$572,250	$(7,229)	113

Held-to-maturity securities
Mortgage-backed securities (1)	$40,606	$(262)	$—	$—	$40,606	$(262)	5
Total	$40,606	$(262)	$—	$—	$40,606	$(262)	5

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	# of securities
	(In thousands, except number of securities)
December 31, 2014
Available-for-sale securities
U.S. government and agencies	$10,364	$(4)	$632	$(40)	$10,996	$(44)	2
Government-sponsored entities	51,980	(99)	28,957	(169)	80,937	(268)	8
Municipal bonds	62,871	(255)	15,473	(180)	78,344	(435)	41
Mortgage-backed securities (1)	56,711	(192)	91,133	(2,698)	147,844	(2,890)	34
Other	74	(11)	—	—	74	(11)	7
Total	$182,000	$(561)	$136,195	$(3,087)	$318,195	$(3,648)	92

Held-to-maturity securities
Mortgage-backed securities (1)	$13,871	$(26)	$—	$—	$13,871	$(26)	1
Total	$13,871	$(26)	$—	$—	$13,871	$(26)	1
___________________

(1)	All mortgage-backed securities are guaranteed by U.S. government agencies or Government-sponsored entities.
The U.S. government and agencies securities, government-sponsored entities securities, and mortgage-backed securities in the table above had Standard and Poor’s credit ratings of AA+. The municipal bonds in the table above had Standard and Poor’s credit ratings of AA-. The other securities consisted of equity securities. At December 31, 2015, the Company does not consider these investments other-than-temporarily impaired because the decline in fair value on investments is primarily attributed to changes in interest rates and not credit quality.
At December 31, 2015 and 2014, the amount of investment securities in an unrealized loss position greater than 12 months, as well as in total, was primarily due to changes in interest rates. The Company has no intent to sell any securities in an unrealized loss position at December 31, 2015 and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized loss amounts. Subsequent to December 31, 2015 and through the date of the filing of this Annual Report on Form 10-K, no securities were downgraded to below investment grade, nor were any securities in an unrealized loss position sold.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Cost method investments, which are included in other assets, can be temporarily impaired when the fair values decline below the amortized costs of the individual investments. There were no cost method investments with unrealized losses at December 31, 2015 or December 31, 2014. The Company invests primarily in low income housing partnerships which generate tax credits. The Company also holds partnership interests in venture capital funds formed to provide financing to small businesses and to promote community development. The Company had $27.7 million and $27.0 million in cost method investments included in other assets as of December 31, 2015 and December 31, 2014, respectively.
The following table presents the concentration of securities with any one issuer that exceeds ten percent of shareholders’ equity as of December 31, 2015:

	Amortized cost	Fair value
	(In thousands)
Government National Mortgage Association	$111,340	$109,627
Federal Home Loan Mortgage Corporation	171,582	171,450
Federal Home Loan Bank	103,806	103,251
Federal National Mortgage Association	368,690	366,356
Total	$755,418	$750,684

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
Total loans include deferred loan origination (fees)/ costs, net, of $5.6 million and $5.4 million as of December 31, 2015 and 2014, respectively.
Mortgage loans serviced for others totaled $79.7 million and $93.8 million as of December 31, 2015 and 2014, respectively, and are not included in the Company’s total loans.
In 2014, the Bank transferred $57.0 million of commercial real estate loans from its loan portfolio to the loans held for sale category, which subsequently sold for a for a $1.6 million gain.
In 2013, the Bank transferred $9.1 million of residential loans from its loan portfolio to the loans held for sale category, which subsequently sold for a $0.2 million net gain.

The following table presents a summary of the loan portfolio based on the portfolio segment as of the dates indicated:

	December 31, 2015	December 31, 2014
	(In thousands)
Commercial and industrial	$1,111,555	$953,085
Commercial real estate	1,914,134	1,788,403
Construction and land	183,434	125,349
Residential	2,229,540	2,132,095
Home equity	119,828	114,859
Consumer and other	160,721	156,145
Total Loans	$5,719,212	$5,269,936

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents nonaccrual loans receivable by class of receivable as of the dates indicated:

	December 31, 2015	December 31, 2014
	(In thousands)
Commercial and industrial	$1,019	$2,129
Commercial real estate	11,232	18,485
Construction and land	3,297	11,422
Residential	9,661	9,713
Home equity	1,306	1,320
Consumer and other	56	1,113
Total	$26,571	$44,182
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, although infrequent, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans 90 days or more past due, but still accruing, as of December 31, 2015 and 2014. The Bank’s policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six consecutive months). For TDRs, a return to accrual status generally requires timely payments for a period of six months in accordance with the restructured loan terms, along with meeting other criteria.
The following tables present the payment status of loans receivable by class of receivable as of the dates indicated:

	December 31, 2015
	Accruing Past Due			Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Total Accruing Past Due	Current Payment Status	30-89 Days Past Due	90 Days or Greater Past Due	Total Non- accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$2,329	$338	$2,667	$726	$—	$293	$1,019	$1,107,869	$1,111,555
Commercial real estate	2,091	529	2,620	5,912	—	5,320	11,232	1,900,282	1,914,134
Construction and land	—	—	—	149	34	3,114	3,297	180,137	183,434
Residential	6,267	873	7,140	924	874	7,863	9,661	2,212,739	2,229,540
Home equity	40	—	40	217	—	1,089	1,306	118,482	119,828
Consumer and other	235	392	627	24	9	23	56	160,038	160,721
Total	$10,962	$2,132	$13,094	$7,952	$917	$17,702	$26,571	$5,679,547	$5,719,212

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2014
	Accruing Past Due			Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Total Accruing Past Due	Current Payment Status	30-89 Days Past Due	90 Days or Greater Past Due	Total Non- accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$723	$—	$723	$157	$—	$1,972	$2,129	$950,233	$953,085
Commercial real estate	167	71	238	14,235	684	3,566	18,485	1,769,680	1,788,403
Construction and land	—	—	—	8,245	86	3,091	11,422	113,927	125,349
Residential	3,878	1,913	5,791	2,770	1,704	5,239	9,713	2,116,591	2,132,095
Home equity	—	—	—	98	—	1,222	1,320	113,539	114,859
Consumer and other	208	—	208	1,041	9	63	1,113	154,824	156,145
Total	$4,976	$1,984	$6,960	$26,546	$2,483	$15,153	$44,182	$5,218,794	$5,269,936
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
The following tables present the loan portfolio’s credit risk profile by internally assigned grade and class of receivable as of the dates indicated:

	December 31, 2015
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Substandard	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$1,070,438	$28,643	$11,455	$1,019	$1,111,555
Commercial real estate	1,841,603	27,594	33,705	11,232	1,914,134
Construction and land	162,563	12,974	4,600	3,297	183,434
Residential	2,213,204	—	6,675	9,661	2,229,540
Home equity	118,522	—	—	1,306	119,828
Consumer and other	158,686	—	1,979	56	160,721
Total	$5,565,016	$69,211	$58,414	$26,571	$5,719,212

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2014
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Substandard	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$928,228	$15,703	$7,025	$2,129	$953,085
Commercial real estate	1,703,064	47,782	19,072	18,485	1,788,403
Construction and land	100,672	13,255	—	11,422	125,349
Residential	2,112,129	—	10,253	9,713	2,132,095
Home equity	113,017	—	522	1,320	114,859
Consumer and other	153,044	—	1,988	1,113	156,145
Total	$5,110,154	$76,740	$38,860	$44,182	$5,269,936

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present, by class of receivable, the balance of impaired loans with and without a related allowance, the associated allowance for those impaired loans with a related allowance, and the total unpaid principal on impaired loans:

	As of and for the year ended December 31, 2015
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$2,259	$2,569	n/a	$1,638	$836
Commercial real estate	12,116	20,113	n/a	17,885	1,494
Construction and land	1,097	2,132	n/a	3,027	92
Residential	7,788	8,576	n/a	9,384	269
Home equity	—	—	n/a	42	2
Consumer and other	—	—	n/a	545	61
Subtotal	$23,260	$33,390	n/a	$32,521	$2,754
With an allowance recorded:
Commercial and industrial	$15	$15	$270	$657	$66
Commercial real estate	7,346	7,775	713	8,749	385
Construction and land	2,200	2,356	172	2,200	—
Residential	6,351	6,966	474	6,940	186
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Subtotal	$15,912	$17,112	$1,629	$18,546	$637
Total:
Commercial and industrial	$2,274	$2,584	$270	$2,295	$902
Commercial real estate	19,462	27,888	713	26,634	1,879
Construction and land	3,297	4,488	172	5,227	92
Residential	14,139	15,542	474	16,324	455
Home equity	—	—	—	42	2
Consumer and other	—	—	—	545	61
Total	$39,172	$50,502	$1,629	$51,067	$3,391
___________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of and for the year ended December 31, 2014
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$2,011	$3,095	n/a	$2,055	$28
Commercial real estate	21,500	28,700	n/a	24,921	2,483
Construction and land	9,221	11,133	n/a	1,597	—
Residential	9,650	10,788	n/a	9,221	406
Home equity	50	50	n/a	50	3
Consumer and other	1,006	1,007	n/a	546	1
Subtotal	$43,438	$54,773	n/a	$38,390	$2,921
With an allowance recorded:
Commercial and industrial	$891	$954	$91	$1,111	$99
Commercial real estate	9,065	9,493	2,592	7,925	379
Construction and land	2,200	2,356	172	2,545	—
Residential	6,749	6,749	1,330	7,742	219
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Subtotal	$18,905	$19,552	$4,185	$19,323	$697
Total:
Commercial and industrial	$2,902	$4,049	$91	$3,166	$127
Commercial real estate	30,565	38,193	2,592	32,846	2,862
Construction and land	11,421	13,489	172	4,142	—
Residential	16,399	17,537	1,330	16,963	625
Home equity	50	50	—	50	3
Consumer and other	1,006	1,007	—	546	1
Total	$62,343	$74,325	$4,185	$57,713	$3,618
____________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.
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
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. As of December 31, 2015 and 2014, TDRs totaled $30.6 million and $44.8 million, respectively. As of December

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

31, 2015, $18.6 million of the $30.6 million of TDRs were on accrual status. As of December 31, 2014, $24.3 million of the $44.8 million of TDRs were on accrual status. As of December 31, 2015 and 2014, the Company had no commitments and $0.3 million, respectively, in commitments to lend additional funds to debtors for loans whose terms had been modified in a troubled debt restructuring.
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
The following tables present the balance of TDRs that were restructured or defaulted during the periods indicated:

	As of and for the year ended December 31, 2015
	Restructured Year to Date			TDRs that defaulted in 2015 that were restructured in a TDR in 2015.
	# of Loans	Pre-modification recorded investment	Post-modification recorded investment	# of Loans	Post-modification recorded investment
	(In thousands, except number of loans)
Commercial and industrial	1	$1,298	$1,304	—	$—
Commercial real estate	2	4,850	4,838	1	3,701
Construction and land	—	—	—	—	—
Residential	8	513	516	—	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	11	$6,661	$6,658	1	$3,701

	As of and for the year ended December 31, 2015
	Extension of Term		Temporary Rate Reduction		Payment Deferral		Combination of Concessions (1)		Total Concessions
	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment
	(In thousands, except number of loans)
Commercial and Industrial	—	$—	—	$—	—	$—	1	$1,304	1	$1,304
Commercial real estate	1	4,118	—	—	—	—	1	720	2	4,838
Construction and Land	—	—	—	—	—	—	—	—	—	—
Residential	—	—	7	491	1	25	—	—	8	516
Home Equity	—	—	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—	—	—
____________________

(1)	Combination of concessions includes loans that have had more than one modification, including extension of term, temporary reduction of interest rate, and/or payment deferral.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of and for the year ended December 31, 2014
	Restructured Year to Date			TDRs that defaulted in 2014 that were restructured in a TDR in 2014.
	# of Loans	Pre-modification recorded investment	Post-modification recorded investment	# of Loans	Post-modification recorded investment
	(In thousands, except number of loans)
Commercial and industrial	—	$—	$—	—	$—
Commercial real estate	1	189	189	—	—
Construction and land	2	8,782	7,882	—	—
Residential	3	287	296	4	663
Home equity	—	—	—	—	—
Consumer and other	1	1,000	1,000	—	—
Total	7	$10,258	$9,367	4	$663

	As of and for the year ended December 31, 2014
	Extension of Term		Temporary Rate Reduction		Payment Deferral		Combination of Concessions (1)		Total Concessions
	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment
	(In thousands, except number of loans)
Commercial and Industrial	—	$—	—	$—	—	$—	—	$—	—	$—
Commercial real estate	1	189	—	—	—	—	—	—	1	189
Construction and Land	2	7,882	—	—	—	—	—	—	2	7,882
Residential	—	—	3	296	—	—	—	—	3	296
Home Equity	—	—	—	—	—	—	—	—	—	—
Consumer and other	1	1,000	—	—	—	—	—	—	1	1,000
____________________

(1)	Combination of concessions includes loans that have had more than one modification, including extension of term, temporary reduction of interest rate, and/or payment deferral.
Any loans to senior management, executive officers, and directors are made in the ordinary course of business, under normal credit terms, including interest rates and collateral requirements prevailing at the time of origination for comparable transactions with other persons and do not represent more than normal credit risk. The Bank’s current policy is generally not to originate these types of loans. At December 31, 2015, the Bank had two loans outstanding with a combined carrying value of $17.0 million to a company whose managing principal is the spouse of an executive officer of the Company. These loans were made in the ordinary course of business, under normal credit terms, and include interest rates and collateral requirements prevailing at the time of origination for comparable transactions with other persons and do not represent more than normal credit risk. One of these loans was originated prior to the executive officer’s employment with the Company, and the other loan was in the process of being originated when the executive officer started with the Company. At December 31, 2014, the Company had no loans outstanding to senior management, executive officers, and directors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.    ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $78.5 million and $75.8 million at December 31, 2015 and 2014, respectively.
The following tables present a summary of the changes in the allowance for loan losses for the periods indicated:

	As of and for the year ended December 31,
	2015	2014	2013
	(In thousands)
Allowance for loan losses, beginning of year:
Commercial and industrial	$14,114	$12,837	$11,825
Commercial real estate	43,854	44,979	52,497
Construction and land	4,041	4,465	5,016
Residential	10,374	10,732	10,892
Home equity	1,003	1,020	1,085
Consumer and other	382	322	540
Unallocated	2,070	2,016	2,202
Total allowance for loan losses, beginning of year	75,838	76,371	84,057
Provision/ (credit) for loan losses:
Commercial and industrial	(518)	(237)	11
Commercial real estate	(721)	(1,940)	(10,024)
Construction and land	1,123	(1,905)	(1,683)
Residential	342	(2,247)	1,824
Home equity	82	(32)	271
Consumer and other	207	(93)	(213)
Unallocated (1)	(2,070)	54	(186)
Total provision/(credit) for loan losses	(1,555)	(6,400)	(10,000)
Loans charged-off:
Commercial and industrial	(253)	(717)	(218)
Commercial real estate	(1,400)	(3,160)	(2,712)
Construction and land	—	(1,100)	(100)
Residential	(313)	(263)	(2,008)
Home equity	—	—	(360)
Consumer and other	(70)	(56)	(19)
Total charge-offs	(2,036)	(5,296)	(5,417)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of and for the year ended December 31,
	2015	2014	2013
	(In thousands)
Recoveries on loans previously charged-off:
Commercial and industrial	2,471	2,231	1,219
Commercial real estate	2,482	3,975	5,218
Construction and land	1,158	2,581	1,232
Residential	141	2,152	24
Home equity	—	15	24
Consumer and other	1	209	14
Total recoveries	6,253	11,163	7,731
Allowance for loan losses at December 31 (end of year):
Commercial and industrial	15,814	14,114	12,837
Commercial real estate	44,215	43,854	44,979
Construction and land	6,322	4,041	4,465
Residential	10,544	10,374	10,732
Home equity	1,085	1,003	1,020
Consumer and other	520	382	322
Unallocated (1)	—	2,070	2,016
Total allowance for loan losses at December 31 (end of year)	$78,500	$75,838	$76,371

____________________

(1)
As of December 31, 2015, the unallocated reserve was allocated to the qualitative factors as part of the general reserves (ASC 450). The allocation had no effect on the 2015 provision/ (credit) for loan losses.

The following tables present the Company’s allowance for loan losses and loan portfolio at December 31, 2015 and 2014 by portfolio segment, disaggregated by method of analysis. The Company had no loans acquired with deteriorated credit quality at December 31, 2015 or 2014.

	Commercial and industrial	Commercial real estate	Construction and land	Residential
	(In thousands)
Allowance for loan losses balance at December 31, 2015 attributable to:
Loans collectively evaluated	$15,544	$43,502	$6,150	$10,070
Loans individually evaluated	270	713	172	474
Total allowance for loan losses	$15,814	$44,215	$6,322	$10,544

Recorded investment (loan balance) at December 31, 2015:
Loans collectively evaluated	$1,109,281	$1,894,672	$180,137	$2,215,401
Loans individually evaluated	2,274	19,462	3,297	14,139
Total Loans	$1,111,555	$1,914,134	$183,434	$2,229,540

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Home equity	Consumer and other	Unallocated	Total
(Continued from above)	(In thousands)
Allowance for loan losses balance at December 31, 2015 attributable to:
Loans collectively evaluated	$1,085	$520	$—	$76,871
Loans individually evaluated	—	—	—	1,629
Total allowance for loan losses	$1,085	$520	$—	$78,500

Recorded investment (loan balance) at December 31, 2015:
Loans collectively evaluated	$119,828	$160,721	$—	$5,680,040
Loans individually evaluated	—	—	—	39,172
Total Loans	$119,828	$160,721	$—	$5,719,212

	Commercial and industrial	Commercial real estate	Construction and land	Residential
	(In thousands)
Allowance for loan losses balance at December 31, 2014 attributable to:
Loans collectively evaluated	$14,023	$41,262	$3,869	$9,044
Loans individually evaluated	91	2,592	172	1,330
Total allowance for loan losses	$14,114	$43,854	$4,041	$10,374

Recorded investment (loan balance) at December 31, 2014:
Loans collectively evaluated	$950,183	$1,757,839	$113,928	$2,115,696
Loans individually evaluated	2,902	30,564	11,421	16,399
Total Loans	$953,085	$1,788,403	$125,349	$2,132,095

	Home equity	Consumer and other	Unallocated	Total
(Continued from above)	(In thousands)
Allowance for loan losses balance at December 31, 2014 attributable to:
Loans collectively evaluated	$1,003	$382	$2,070	$71,653
Loans individually evaluated	—	—	—	4,185
Total allowance for loan losses	$1,003	$382	$2,070	$75,838

Recorded investment (loan balance) at December 31, 2014:
Loans collectively evaluated	$114,809	$155,138	$—	$5,207,593
Loans individually evaluated	50	1,007	—	62,343
Total Loans	$114,859	$156,145	$—	$5,269,936

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.    PREMISES AND EQUIPMENT
Premises and equipment consisted of the following:

	As of December 31,
	2015	2014
	(In thousands)
Leasehold improvements	$43,433	$41,625
Furniture, fixtures, and equipment	49,039	46,809
Buildings	4,715	4,724
Land	374	374
Subtotal	97,561	93,532
Less: accumulated depreciation and amortization	66,525	61,333
Premises and equipment, net	$31,036	$32,199
Depreciation and amortization expense related to premises and equipment was $6.6 million, $6.5 million, and $6.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.
The Company is obligated for minimum payments under non-cancelable operating leases. In accordance with the terms of these leases, the Company is currently committed to minimum annual payments as follows:

Minimum lease payments
(In thousands)
2016	$19,372
2017	16,098
2018	14,998
2019	13,932
2020	13,400
Thereafter	59,090
Total	$136,890
Additionally, the Company remains a guarantor on a non-cancelable operating lease for a divested affiliate through 2016. The minimum lease payment on this lease is $0.5 million for 2016.
Rent expense for the years ended December 31, 2015, 2014, and 2013 was $19.0 million, $15.7 million and $14.8 million, respectively.

8.     GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
There were no changes in the carrying value of goodwill during 2015. The following tables details the changes in carrying value of goodwill by segment during the year ended December 31, 2014.

	Balance at December 31, 2013	Contributions, net	Acquisitions	Balance at December 31, 2014
	(In thousands)
Goodwill
Private Banking	$2,403	$(2,403)	$—	$—
Wealth Management and Trust	—	2,403	41,902	44,305
Investment Management	66,955	—	—	66,955
Wealth Advisory	40,822	—	—	40,822
Total goodwill	$110,180	$—	$41,902	$152,082

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables detail total goodwill and the cumulative impairment charges thereon as of December 31, 2015 and 2014:

	Goodwill prior to impairment	Cumulative goodwill impairment	Goodwill
	(In thousands)
Private Banking	$34,281	$(34,281)	$—
Wealth Management and Trust	44,305	—	44,305
Investment Management	117,216	(50,261)	66,955
Wealth Advisory	40,822	—	40,822
Total goodwill at December 31, 2015	$236,624	$(84,542)	$152,082

Private Banking	$34,281	$(34,281)	$—
Wealth Management and Trust	44,305	—	44,305
Investment Management	117,216	(50,261)	66,955
Wealth Advisory	40,822	—	40,822
Total goodwill at December 31, 2014	$236,624	$(84,542)	$152,082
In 2015, the Company recognized no additional goodwill.
In 2014, additional goodwill of $41.9 million was recorded as a result of the acquisition of Banyan. In the fourth quarter of 2014, goodwill of $2.4 million was reclassified from the Private Banking segment to the newly-created Wealth Management and Trust segment.
Goodwill and indefinite lived intangible assets such as trade names are subject to annual impairment tests, or more frequently, if there is an indication of impairment, based on the guidance in ASC 350, Intangibles-Goodwill and Other (“ASC 350”). Long-lived intangible assets such as advisory contracts are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable in accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”).
Management performed its annual goodwill and indefinite-lived intangible asset impairment testing during the fourth quarters of 2015 and 2014 for applicable reporting units. The estimated fair value for all applicable reporting units exceeded the carrying value, and as a result no impairment was evident. There was no additional testing required for long-lived intangible assets in 2014 or 2015.
The 2015 goodwill impairment testing indicated that the reporting units with the closest fair values as compared to carrying value were Anchor and Boston Private Wealth. The estimated fair value of Anchor was $92.0 million as compared to a carrying value of $82.8 million, an excess of $9.2 million, or 11.2%. The estimated fair value of Boston Private Wealth was $85.0 million as compared to a carrying value of $71.5 million, an excess of $13.5 million, or 18.9%.
Should recent declines in net outflows of AUM at Anchor and or Boston Private Wealth continue, financial results will be negatively impacted, In addition, the decline in the U.S. equity market in early 2016 will, until recovered, have a further negative impact on AUM even more at these firms. If net outflows at these firms continue and or the U.S. equity market does not recover in the short term, the risk of impairment will increase.
In addition to current financial results, other assumptions such as forecasted earnings and market comparisons for these types of firms are used to determine the fair value and whether there is indication of impairment. Material negative changes in the assumptions or inputs in to the valuation models will increase the risk of impairment. The Company will continue to monitor the events and circumstances at these firms for indication of a triggering event that would necessitate impairment testing prior to the usual testing in the fourth quarter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible assets
The following table shows the gross and net carrying amounts of identifiable intangible assets at December 31, 2015 and 2014:

	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(In thousands)
Advisory contracts	$75,013	$44,046	$30,967	$75,013	$37,676	$37,337
Employment agreements	3,247	3,247	—	3,247	3,247	—
Trade names	2,040	—	2,040	2,040	—	2,040
Mortgage servicing rights	1,380	1,380	—	1,380	1,039	341
Total	$81,680	$48,673	$33,007	$81,680	$41,962	$39,718
The Company recognized no additional identifiable intangible assets in 2015. The Company recognized additional identifiable intangible assets of $23.9 million in advisory contracts in 2014 related to the acquisition of Banyan.
Boston Private Bank acquired Banyan on October 2, 2014 and allocated approximately $41.9 million of the purchase price to goodwill and $23.9 million to amortizable intangible assets. The intangible assets consist of advisory contracts, including referral networks, and are projected to be amortized over a 10 year period based on the expected economic benefits. See Part I. Item 1. “Notes to Consolidated Financial Statements - Note 3: Acquisitions, Asset sales, and Divestitures” for further details.
Consolidated expense related to intangible assets subject to amortization was $6.7 million, $4.8 million, and $4.3 million for 2015, 2014, and 2013, respectively.
Management reviews, and adjusts if necessary, intangible asset amortization schedules to ensure that the remaining life on the amortization schedule accurately reflects the useful life of the intangible asset. The weighted average amortization period of these intangible assets is 7.91 years.
The estimated annual amortization expense for these identifiable intangibles over the next five years is:

Estimated intangible amortization expense
(In thousands)
2016	$6,282
2017	5,678
2018	4,438
2019	3,508
2020	3,248

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2015 and 2014.

	December 31, 2015				December 31, 2014
	Asset derivatives		Liability derivatives		Asset derivatives		Liability derivatives
	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$(1,907)	Other assets	$34	Other liabilities	$(3,352)
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	7,960	Other liabilities	(8,095)	Other assets	5,323	Other liabilities	(5,434)
Total		$7,960		$(10,002)		$5,357		$(8,786)
___________________

(1)	For additional details, see Part II. Item 8. “Financial Statements and Supplementary Data - Note 21: Fair Value of Financial Instruments.”
The following table presents the effect of the Company’s derivative financial instruments in the consolidated statement of operations for the years ended December 31, 2015 and 2014.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) Years Ended December 31,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)Years Ended December 31,
	2015	2014		2015	2014
(In thousands)
Interest rate products	$(2,642)	$(3,425)	Interest Expense	$(4,052)	$(3,198)
Total	$(2,642)	$(3,425)		$(4,052)	$(3,198)
The Holding Company had and the Bank has agreements with their derivative counterparties that contain provisions where, if the Holding Company defaulted or the Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Holding Company or the Bank could also be declared in default on its derivative obligations. The Bank was in compliance with these provisions as of December 31, 2015 and 2014. The Holding Company was in compliance with these provisions as of the maturity date of its agreement on December 30, 2015 as well as December 31, 2014.
The Holding Company had and the Bank also has agreements with certain of their derivative counterparties that contain provisions where, if the Holding Company failed or the Bank fails to maintain its status as a well- or adequately-capitalized institution, then the counterparty could terminate the derivative positions and the Holding Company or the Bank would be required to settle its obligations under the agreements. The Bank was in compliance with these provisions as of December 31, 2015 and 2014. The Holding Company was in compliance with these provisions as of the maturity date of its agreement on December 30, 2015 as well as December 31, 2014.
Certain of the Holding Company and the Bank’s agreements with their derivative counterparties contain provisions where if specified events or conditions occur that materially change the Holding Company’s or the Bank’s creditworthiness in an adverse manner, the Holding Company or the Bank may be required to fully collateralize their obligations under the derivative instruments. The Bank was in compliance with these provisions as of December 31, 2015 and 2014. The Holding Company was in compliance with these provisions as of the maturity date of its agreement on December 30, 2015 as well as December 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2015 and 2014, the termination amounts related to collateral determinations of derivatives in a liability position was $9.7 million and $8.9 million, respectively. The Company has minimum collateral requirements with its derivative counterparties and has posted cash collateral of $2.0 million and $3.7 million, respectively, and pledged securities of $9.8 million and $7.0 million, respectively, as of December 31, 2015 and 2014, against its obligations under these agreements.
Cash Flow Hedges of Interest Rate Risk
The Company’s objective in using derivatives is to add stability to interest income and expense and to manage the risk related to exposure to changes in interest rates. To accomplish this objective, the Holding Company entered into an interest rate swap in the second quarter of 2010 with a notional amount of $75 million related to the Holding Company’s cash outflows associated with the subordinated debt related to trust preferred securities to protect against rising London Interbank Offered Rate (“LIBOR”). The interest rate swap had an effective date of December 30, 2010 and a term of 5 years. As of December 30, 2010, the subordinated debt switched from a fixed rate of 6.25% to a variable rate of three-month LIBOR plus 1.68%. The interest rate swap effectively fixed the Holding Company’s interest rate payments on the $75 million of debt at 4.45%. This interest rate swap matured on December 30, 2015.
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
The Company uses the “Hypothetical Derivative Method” described in ASC 815, Derivatives and Hedging (“ASC 815”), for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (“OCI”) (outside of earnings) and subsequently reclassified to earnings in interest and dividend income when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of operations as part of fees and other income. The Company had no hedge ineffectiveness recognized in earnings during the year ended December 31, 2015 and 2014. The Company also monitors the risk of counterparty default on an ongoing basis.
A portion of the balance reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are made or received on the Company’s interest rate swaps. During the next twelve months, the Company estimates that $1.4 million will be reclassified as an increase in interest expense.
Non-designated Hedges
Derivatives not designated as hedges are not speculative and result from two different services the Bank provides to qualified commercial clients. The Bank offers certain derivative products directly to such clients. The Bank economically hedges derivative transactions executed with commercial clients by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of these programs are not designated in ASC 815-qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset through earnings. Fees earned in connection with the execution of derivatives related to this program are recognized in the consolidated statement of operations in other income. As of December 31, 2015 and 2014, the Bank had 76 and 24 derivatives related to this program, comprised of interest rate swaps and caps, with an aggregate notional amount of $475.3 million and $238.7 million, respectively. As of December 31, 2015 and 2014, the Bank had no foreign currency exchange contracts outstanding related to this program.
In addition, as a participant lender, the Bank has guaranteed performance on a pro-rated portion of a swap executed by another financial institution. As the participant lender, the Bank is providing a partial guarantee, but is not a direct party to the related swap transaction. The Bank has no obligations under the risk participation agreement unless the borrower defaults on their swap transaction with the lead bank and the swap is in a liability position to the borrower. In that instance, the Bank has agreed to pay the lead bank a portion of the swap’s termination value at the time of the default. The derivative transaction entered into as part of this transaction is not designated, as per ASC 815, as a qualifying hedging relationship and is, therefore, marked-to-market through earnings each period. The pro-rated notional amount of this risk participation transaction was $8.3 million as of December 31, 2015. There were no such risk participation transactions as of December 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the effect of the Company’s derivative financial instruments, not designated as hedging instruments, in the consolidated statements of operations for the years ended December 31, 2015 and 2014.

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss), Net, Recognized in Income on Derivative Years Ended December 31,
		2015	2014
		(In thousands)
Interest rate products	Other income/(expense)	$(12)	$(127)
Other products (1)	Other income/(expense)	44	—
Total		$32	$(127)
_________________

(1)	Risk Participation Agreement

10.    DEPOSITS
Deposits are summarized as follows:

	December 31,
	2015	2014
	(In thousands)
Demand deposits (non-interest bearing)	$1,689,604	$1,418,426
NOW (1)	588,337	549,320
Savings	72,336	71,367
Money market (1)	3,105,172	2,816,928
Certificates of deposit under $100,000 (1)	173,011	185,721
Certificates of deposit $100,000 or greater	411,977	412,117
Total	$6,040,437	$5,453,879
___________________

(1)	Includes brokered deposits.
Certificates of deposit had the following schedule of maturities:

	December 31,
	2015	2014
	(In thousands)
Less than 3 months remaining	$192,702	$171,157
3 to 6 months remaining	136,635	126,109
6 to 12 months remaining	111,674	121,654
1 to 3 years remaining	120,939	120,701
3 to 5 years remaining	22,035	41,706
More than 5 years remaining	1,003	16,511
Total	$584,988	$597,838
Interest expense on certificates of deposit $100,000 or greater was $2.3 million, $2.3 million and $2.4 million for the years ended December 31, 2015, 2014, and 2013, respectively. At December 31, 2015 and 2014, there was $0.3 million and $0.6 million of overdrawn deposit accounts reclassified to loans, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.    FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

	Federal Funds Purchased	Securities Sold Under Agreement to Repurchase
	(In thousands)
2015
Outstanding at end of year	$—	$58,215
Maximum outstanding at any month-end	102,000	75,313
Average balance for the year	10,008	64,320
Weighted average rate at end of year	—%	0.05%
Weighted average rate paid for the year	0.31%	0.05%
2014
Outstanding at end of year	$—	$30,496
Maximum outstanding at any month-end	75,000	154,448
Average balance for the year	1,671	108,191
Weighted average rate at end of year	—%	0.05%
Weighted average rate paid for the year	0.33%	0.05%
2013
Outstanding at end of year	$—	$102,353
Maximum outstanding at any month-end	90,000	125,971
Average balance for the year	4,732	102,643
Weighted average rate at end of year	—%	0.05%
Weighted average rate paid for the year	0.30%	0.36%
The federal funds purchased generally mature within 30 days of the transaction date.
Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature. In a repurchase agreement transaction, the Bank will generally sell an investment security, agreeing to repurchase either the same or a substantially identical security on a specified later date at a price slightly greater than the original sales price. The difference in the sale price and repurchase price is the cost of the use of the proceeds, or interest expense. Repurchase transactions are accounted for as financing arrangements rather than as sales of such securities, and the obligation to repurchase such securities is reflected as a liability in the Company’s consolidated balance sheets. The securities underlying the agreements remain under the Company’s control. Investment securities with a fair value of $187.4 million and $205.9 million were pledged as collateral for the securities sold under agreements to repurchase at December 31, 2015 and 2014, respectively.
As of December 31, 2015 and 2014, the Bank had unused federal funds lines with correspondent banks of $565.0 million and $171.0 million, respectively.

12.    FEDERAL HOME LOAN BANK BORROWINGS
The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston. As a member of the FHLB of Boston, the Bank has access to short- and long-term borrowings. Borrowings from the FHLB are secured by the Bank’s stock investment in the FHLB and a blanket lien on “qualified collateral” defined principally as a percentage of the principal balance of certain types of mortgage loans. The stock investment cannot be used for additional borrowing collateral. The percentage of collateral valuation from the FHLB varies between 50% and 80% based on the underlying collateral. The Bank had loans pledged as collateral with a book value of $2.2 billion and $2.1 billion at December 31, 2015 and 2014, respectively. The Bank had borrowings outstanding of $461.3 million and $370.2 million at December 31, 2015 and 2014, respectively. Based on the collateral and the valuations applied, less the borrowings outstanding, the Bank had available credit with the FHLB of Boston of $1.2 billion at both December 31, 2015 and 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of borrowings from the FHLBs is as follows:

	December 31, 2015
	Amount	Weighted Average Rate
	(In thousands)
Within 1 year	$216,601	1.34%
Over 1 to 2 years	100,271	1.90%
Over 2 to 3 years	88,974	1.53%
Over 3 to 4 years	8,561	1.75%
Over 4 to 5 years	34,365	3.40%
Over 5 years	12,552	3.21%
Total	$461,324	1.71%
As of December 31, 2015, $11.0 million of the FHLB borrowings are callable by the FHLB prior to maturity. As of December 31, 2014, $13.0 million of the FHLB borrowings are callable by the FHLB prior to maturity.
FHLB Stock
As a member of the FHLB, the Bank is required to own FHLB stock based on a percentage of outstanding advances in addition to a membership stock ownership requirement. Prior to the 2011 merger of the Banks, each of the Banks was a member of its local FHLB located in either Boston, Seattle, or San Francisco. At the time of the merger there were outstanding FHLB borrowings with both the FHLBs of San Francisco and Seattle. As of December 31, 2015, only borrowings with the FHLB of San Francisco remain outstanding. The FHLB stock with San Francisco can be redeemed, subject to a waiting period, at par when the remaining advance matures.
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
As of December 31, 2015 and 2014, the Bank’s FHLB stock holdings totaled $35.2 million and $32.3 million, respectively, of which $34.2 million and $27.5 million, respectively was invested in the FHLB of Boston. The Bank’s investment in FHLB stock is recorded at cost and is redeemable at par. The remaining FHLB stock holdings are invested in the FHLB of San Francisco, of which two of the Company’s affiliate banks were members prior to their merger into the Bank in 2011.

13.    JUNIOR SUBORDINATED DEBENTURES
The schedule below presents the detail of the Company’s junior subordinated debentures:

	December 31,
	2015	2014
	(In thousands)
Boston Private Capital Trust II junior subordinated debentures	$103,093	$103,093
Boston Private Capital Trust I junior subordinated debentures	3,270	3,270
Total	$106,363	$106,363
All of the Company’s junior subordinated debentures mature in more than five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Boston Private Capital Trust II junior subordinated debentures
In September 2005, the Company and Boston Private Capital Trust II, a Delaware statutory trust (“Trust II”) entered into a Purchase Agreement for the sale of $100 million of trust preferred securities issued by Trust II and guaranteed by the Company on a subordinated basis. Trust II’s preferred securities pay interest quarterly and had an annual distribution rate of 6.25% up to, but not including, December 30, 2010. Subsequently, Trust II’s preferred securities converted to a floating rate of a three-month LIBOR plus 1.68%; provided, however, that the interest rate does not exceed the highest rate permitted by New York law, and may be modified by the U.S. law of general application. At December 31, 2015, the interest rate for the Trust II’s preferred securities was 2.28%. The Company entered into an interest rate swap agreement beginning on December 30, 2010 to hedge the floating rate for a portion of this security. This interest rate swap matured on December 30, 2015, and the Company has not entered into a new swap agreement. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 9: Derivatives and Hedging Activities” for additional details.
Each of the Trust II preferred securities represents an undivided beneficial interest in the assets of Trust II. The Company owns all of Trust II’s common securities. Trust II’s only assets will be the junior subordinated debentures issued to it by the Company on substantially the same payment terms as Trust II’s preferred securities. The Company’s investment in Trust II was $3.1 million at both December 31, 2015 and 2014.
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
At December 31, 2015 and 2014, the Company was in compliance with the above covenants.
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
From 2009 through 2013, the Company executed a series of repurchases totaling $105 million of Trust I’s convertible preferred securities, recognizing a combined pre-tax gain on repurchases of $26.5 million, including gains of $0.6 million in 2013. In 2014 and 2015, the Company repurchased no trust preferred securities, and therefore recognized no gain on repurchase.
As of December 31, 2015, there was an immaterial amount remaining outstanding of the Trust I convertible trust preferred securities. The Company’s investment in Trust I was $3.2 million at both December 31, 2015 and 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14.     NONCONTROLLING INTERESTS
At the Company, noncontrolling interests consist of equity owned by management of the Company’s respective majority-owned affiliates. Net income attributable to noncontrolling interests in the consolidated statements of operations represents the net income allocated to the noncontrolling interest owners of the affiliates. Net income allocated to the noncontrolling interest owners was $4.4 million, $4.8 million, and $3.9 million for the years ended December 31, 2015, 2014, and 2013, respectively.
On the consolidated balance sheets, noncontrolling interests are included as the sum of the capital and undistributed profits allocated to the noncontrolling interest owners. Typically, this balance is included in a company’s permanent shareholders’ equity in the consolidated balance sheets. When the noncontrolling interest owners’ rights include certain redemption features, as described in ASC 480, Distinguishing Liabilities from Equity, such redeemable noncontrolling interests are classified as mezzanine equity and are not included in permanent shareholders’ equity. Due to the redemption features of the noncontrolling interests discussed in this footnote, the Company had redeemable noncontrolling interests held in mezzanine equity in the accompanying consolidated balance sheets of $18.1 million and $20.9 million at December 31, 2015 and 2014, respectively. The aggregate amount of such redeemable noncontrolling equity interests are recorded at the estimated maximum redemption values, as discussed below. In addition, as discussed below, the Company had $3.4 million and $0.4 million in noncontrolling interests included in permanent shareholders’ equity at December 31, 2015 and 2014, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents, by affiliate, the noncontrolling interests included as redeemable noncontrolling interests and noncontrolling interests in mezzanine and permanent equity, respectively, at the periods indicated:

	December 31, 2015	December 31, 2014
	(In thousands)
Anchor	$11,907	$11,929
BOS	6,744	6,069
DGHM (1)	2,830	3,293
Total	$21,481	$21,291
Redeemable noncontrolling interests	$18,088	$20,905
Noncontrolling interests	$3,393	$386
_____________

(1)	Only includes redeemable noncontrolling interests.
The following is a summary, by individual affiliate, of the terms of the put and call options:
Anchor
The Company, through its acquisition of Anchor, acquired approximately an 80% interest in each of Anchor and Anchor Russell on June 1, 2006. Effective January 1, 2013, Anchor Russell merged into Anchor, with Anchor as the surviving entity. Anchor management, employees, and certain retired employees own the remaining noncontrolling equity interests of the firm, approximately 20%. The Anchor operating agreement describes a process for the orderly transfer of noncontrolling equity interests between the Company and the Anchor noncontrolling interest owners at a contractually agreed upon value, with appraisal rights for all parties. Certain events, such as death, disability, retirement, resignation, or termination, may result in repurchase of the noncontrolling equity interests by the Company at the then contractually agreed upon value. The Anchor agreement provides a formulaic mechanism to determine the then value of the noncontrolling equity interests. These noncontrolling equity interests have a five-year vesting period. Beginning six months after vesting, a holder of noncontrolling equity interests may put up to 10% of his or her outstanding equity interests annually to the Company. The six-month holding period ensures the risks and rewards of ownership are transferred to the holder of the noncontrolling equity interests. Holders of noncontrolling equity interests must retain 50% of their total outstanding units until such time as they leave the firm.
In 2013, the Company sold certain repurchased noncontrolling interests to employees at Anchor with modified contingent call and put redemption features. These modified noncontrolling interests have the same terms and conditions as the previously issued noncontrolling interests with the exception that they require the approval of the Company’s CEO in order to be exercised. Therefore, these modified noncontrolling interests are not considered to be mandatorily redeemable and are not included in the redeemable noncontrolling interests within mezzanine equity, but rather within permanent equity.
The maximum redemption value, based on the contractually determined maximum redemption value formula, to repurchase the remaining approximately 20% of Anchor’s noncontrolling equity interests is approximately $11.9 million as of both December 31, 2015 and 2014. Of the $11.9 million of noncontrolling equity interests at December 31, 2015, $1.3 million is included in permanent equity and the remainder is included in mezzanine equity. Of the $11.9 million of noncontrolling equity interests at December 31, 2014, $0.4 million is included in permanent equity and the remainder is included in mezzanine equity.
BOS
The Company acquired approximately a 70% interest in BOS through a series of purchases dating back to February 5, 2004. The remaining approximate 30% is owned by BOS principals and certain retired principals. The BOS operating agreement describes a procedure for the orderly transfer of noncontrolling equity interests between the BOS noncontrolling interest owners and the Company at the then fair value, with appraisal rights for all parties. Certain events, such as death, disability, retirement, resignation, or voluntary termination, subject to the vesting period, will result in repurchase of the noncontrolling equity interests by the Company at the then fair value, unless another noncontrolling interest owner opts to purchase the noncontrolling equity interests in question. These noncontrolling equity interests have vesting periods of up to seven years. Immediately after vesting, a holder of noncontrolling equity interests may put up to the greater of 10% of his or her outstanding equity interests or 1% of total outstanding equity interests in BOS annually to the Company. Any unexercised portion of the annual put option can be carried forward to future years, provided that noncontrolling interest owners retain approximately 50% of their total outstanding units until such time as they leave the firm.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In 2015, the Company entered into an updated operating agreement with BOS which provides for a certain portion of the BOS noncontrolling interest owners’ to include modified contingent call and put redemption features. These modified noncontrolling interests have the same terms and conditions as the previously issued noncontrolling interests with the exception that they require the approval of the Company’s CEO in order to be exercised. Therefore, these modified noncontrolling interests are not considered to be mandatorily redeemable and are not included in the redeemable noncontrolling interests within mezzanine equity, but rather within permanent equity.
The maximum redemption value, based on fair value, to repurchase the remaining approximately 30% of BOS’ noncontrolling equity interests is approximately $6.7 million and $6.1 million as of December 31, 2015 and 2014, respectively. Of the $6.7 million of noncontrolling equity interests at December 31, 2015, $2.1 million is included in permanent equity and the remainder is included in mezzanine equity. All of the $6.1 million of noncontrolling equity interests at December 31, 2014 is included in mezzanine equity.
DGHM
The Company, through its acquisition of DGHM, acquired an 80% interest in DGHM on February 6, 2004. DGHM management and employees own the remaining 20% interest in DGHM. The DGHM operating agreement describes a process for the orderly transfer of noncontrolling equity interests between the Company and the DGHM noncontrolling interest owners at a contractually agreed upon value, with appraisal rights for all parties. Certain events, such as a change in control, death, disability, retirement, resignation or termination, may result in repurchase of the noncontrolling equity interests by the Company at the then contractually agreed upon value. The DGHM operating agreement provides a formulaic mechanism to determine the then value of the noncontrolling equity interests. These noncontrolling equity interests have a five-year vesting period. Beginning six months after vesting, a holder of noncontrolling equity interests may put up to 10%-20% of his or her outstanding units annually to the Company. The six-month holding period ensures the risks and rewards of ownership are transferred to the holder of the noncontrolling equity interests. Beginning in December 2009, the Company has an annual call right under which it may elect to repurchase 10-20% of the non-management and management members’ vested units. No more than 40% of the outstanding noncontrolling equity interests’ units can be put in any one year. Certain key members of DGHM management are contractually obligated to retain 50% of their noncontrolling equity interests until such time as they leave the firm. The maximum redemption value, based on the contractually determined maximum redemption value formula, to repurchase the remaining 20% of DGHM’s noncontrolling equity interests is approximately $2.8 million and $3.3 million as of December 31, 2015 and 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present an analysis of the Company’s redeemable noncontrolling interests for the periods indicated:

	Year ended		Year ended
	December 31, 2015		December 31, 2014
	Redeemable noncontrolling interests	Noncontrolling interests	Redeemable noncontrolling interests	Noncontrolling interests
	(In thousands)
Noncontrolling interests at beginning of period	$20,905	$386	$19,468	$171
Net income attributable to noncontrolling interests	3,575	832	4,564	186
Distributions	(4,189)	(422)	(4,426)	(177)
Purchases/ (sales) of ownership interests	(1,666)	419	(1,879)	74
Transfers of ownership interests from mezzanine to permanent equity	(1,652)	1,652	—	—
Amortization of equity compensation	—	472	—	96
Adjustments to fair value	1,115	54	3,178	36
Noncontrolling interests at end of period	$18,088	$3,393	$20,905	$386

	Year ended
	December 31, 2013
	Redeemable noncontrolling interests	Noncontrolling interests
	(In thousands)
Noncontrolling interests at beginning of period	$19,287	$—
Net income attributable to noncontrolling interests	3,849	99
Distributions	(3,363)	(53)
Purchases/ (sales) of ownership interests	—	125
Adjustments to fair value	(305)	—
Noncontrolling interests at end of period	$19,468	$171

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15.    EQUITY
Preferred Stock
The Company has 2,000,000 depositary shares outstanding at both December 31, 2015 and December 31, 2014 (the “Depositary Shares”). Each Depositary Share represents a 1/40th interest in a share of the Company’s 6.95% Non-Cumulative Perpetual Preferred Stock, Series D, par value $1.00 per share and liquidation preference of $1,000 per share (the “Series D preferred stock”). This represents the entire $47.8 million balance of preferred stock on the Company’s balance sheet at both December 31, 2015 and December 31, 2014. The ability of the Company to declare and pay dividends on, or purchase, redeem or otherwise acquire, shares of its preferred stock or any securities of the Company that rank junior to the Series D preferred stock is subject to certain restrictions in the event that the Company does not declare and pay (or set aside) dividends on the Series D preferred stock for the last preceding quarterly dividend period.
Common Stock
The Company has 170 million shares of common stock authorized for issuance. At December 31, 2015, it had 83,410,961 shares outstanding and 86,589,039 shares available for future issuance, including shares reserved for future issuance pursuant to the Company’s stock-based compensation plans, as discussed in Part II. Item 8. “Financial Statements and Supplementary Data - Note 18: Employee Benefits.” At December 31, 2014, it had 82,961,855 shares outstanding and 87,038,145 shares available for future issuance,
Warrants to purchase common stock
The Company currently has one class of warrants to purchase common stock outstanding. These warrants were initially issued to the U.S. Department of the Treasury (the “Treasury”) (the “TARP warrants”). The following table summarizes the terms of the TARP warrant agreements outstanding at December 31, 2015:

Name of warrants	Number of warrants	Original warrant share number	Current warrant share number (2)	Original exercise price of warrants	Current exercise price of warrants (2)	Date issued	Expiration date
TARP Warrants (1)	2,887,500	1.00	1.08	$8.000	$7.411	11/21/2008	11/21/2018
___________________

(1)	The TARP warrants, while initially issued to the Treasury, were purchased from the Treasury by unrelated third parties at a market rate.

(2)
Per the terms of the TARP warrants agreement, the exercise price and number of shares issuable upon exercise may be adjusted ratably for dividends paid on the Company’s common stock that exceed the dividend rate at the time the warrants were issued, at which time the Company paid quarterly dividends of $0.01 per share. The current warrant share number and current exercise price of the warrant reflect the warrant as adjusted for common stock dividends through February 10, 2016, the latest dividend record date prior to the filing of this Annual Report.

Accumulated Other Comprehensive Income
Other comprehensive income/ (loss) represents the change in equity of the Company during a year from transactions and other events and circumstances from non-shareholder sources. It includes all changes in equity during a year except those resulting from investments by shareholders and distributions to shareholders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the Company’s comprehensive income/ (loss) and related tax effect for the years ended December 31, 2015, 2014, and 2013:

	Other comprehensive income/(loss):
	Pre-tax	Tax expense/ (benefit)	Net
	(In thousands)
2015
Unrealized gain/ (loss) on securities available-for-sale	$(2,494)	$(1,145)	$(1,349)
Less: Adjustment for realized gains/ (losses), net	236	97	139
Net unrealized gain/ (loss) on securities available-for-sale	(2,730)	(1,242)	(1,488)
Unrealized gain/ (loss) on cash flow hedge	(2,642)	(1,088)	(1,554)
Add: scheduled reclass and other	4,052	1,698	2,354
Net unrealized gain/ (loss) on cash flow hedge	1,410	610	800
Net unrealized gain/ (loss) on other	(193)	(78)	(115)
Other comprehensive gain/ (loss)	(1,513)	(710)	(803)
Net income attributable to the Company (1)	95,317	30,392	64,925
Total comprehensive income	$93,804	$29,682	$64,122
2014
Unrealized gain/ (loss) on securities available-for-sale	$6,231	$2,495	$3,736
Less: Adjustment for realized gains/ (losses), net	(7)	(3)	(4)
Net unrealized gain/ (loss) on securities available-for-sale	6,238	2,498	3,740
Unrealized gain/ (loss) on cash flow hedges	(3,425)	(1,416)	(2,009)
Add: scheduled reclass and other	3,198	1,349	1,849
Net unrealized gain/ (loss) on cash flow hedges	(227)	(67)	(160)
Net unrealized gain/ (loss) on other	(135)	(55)	(80)
Other comprehensive gain/ (loss)	5,876	2,376	3,500
Net income attributable to the Company (1)	101,180	32,365	68,815
Total comprehensive income	$107,056	$34,741	$72,315
2013
Unrealized gain/ (loss) on securities available-for-sale	$(11,797)	$(4,656)	$(7,141)
Less: Adjustment for realized gains/ (losses), net	49	21	28
Net unrealized gain/ (loss) on securities available-for-sale	(11,846)	(4,677)	(7,169)
Unrealized gain/ (loss) on cash flow hedges	15	13	2
Add: scheduled reclass and other	2,083	879	1,204
Net unrealized gain/ (loss) on cash flow hedges	2,098	892	1,206
Net unrealized gain/ (loss) on other	(652)	(294)	(358)
Other comprehensive gain/ (loss)	(10,400)	(4,079)	(6,321)
Net income attributable to the Company (1)	103,498	32,963	70,535
Total comprehensive income	$93,098	$28,884	$64,214
___________________

(1)	Pre-tax net income attributable to the Company is calculated as income before income taxes, plus net income from discontinued operations, less net income attributable to noncontrolling interests.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents a summary of the amounts reclassified from accumulated other comprehensive income/ (loss) for the years ended December 31, 2015, 2014, and 2013:

Description of component of accumulated other comprehensive income/ (loss)	Year ended December 31,			Affected line item in Statement of Operations
	2015	2014	2013
	(In thousands)
Adjustment for realized gains/(losses) on securities available for sale, net:
Pre-tax	$236	$(7)	$49	Gain/ (loss) on sale of investments, net
Tax expense/ (benefit)	97	(3)	21	Income tax expense
Net	$139	$(4)	$28	Net income attributable to the Company
Net realized gain/ (loss) on cash flow hedges:
Hedge related to junior subordinated debentures:
Pre-tax	$1,879	$1,926	$1,894	Interest expense on junior subordinated debentures
Tax expense/ (benefit)	804	824	799	Income tax expense
Net	$(1,075)	$(1,102)	$(1,095)	Net income attributable to the Company
Hedge related to deposits
Pre-tax	$2,173	$1,272	$189	Interest expense on deposits
Tax expense/ (benefit)	894	525	80	Income tax expense
Net	$(1,279)	$(747)	$(109)	Net income attributable to the Company
Total reclassifications for the period, net of tax	$(2,354)	$(1,849)	$(1,204)
The following table presents the components of the Company’s accumulated other comprehensive income/ (loss) as of December 31:

	2015	2014	2013
	(In thousands)
Unrealized gain/ (loss) on securities available for sale, net of tax	$495	$1,983	$(1,757)
Unrealized gain/ (loss) on cash flow hedges, net of tax	(1,123)	(1,923)	(1,763)
Unrealized gain/ (loss) on other, net of tax	(872)	(757)	(677)
Accumulated other comprehensive income/ (loss)	$(1,500)	$(697)	$(4,197)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table is a reconciliation of the components of basic and diluted EPS computations for the three years ended December 31:

	For the year ended December 31,
	2015	2014	2013
	(In thousands, except share and per share data)
Basic earnings per share - Numerator:
Net income from continuing operations	$62,921	$67,405	$66,691
Less: Net income attributable to noncontrolling interests	4,407	4,750	3,948
Net income from continuing operations attributable to the Company	58,514	62,655	62,743
Decrease/ (increase) in noncontrolling interests’ redemption values (1)	464	(525)	(368)
Dividends on preferred and participating securities (2)	(3,566)	(3,703)	(14,689)
Total adjustments to income attributable to common shareholders	(3,102)	(4,228)	(15,057)
Net income from continuing operations attributable to common shareholders, before allocation to participating securities	55,412	58,427	47,686
Less: Amount allocated to participating securities	(74)	(282)	(1,243)
Net income from continuing operations attributable to common shareholders, after allocation to participating securities	$55,338	$58,145	$46,443
Net income from discontinued operations, before allocation to participating securities	$6,411	$6,160	$7,792
Less: Amount allocated to participating securities	(18)	(53)	(336)
Net income from discontinued operations, after allocation to participating securities	$6,393	$6,107	$7,456
Net income attributable to common shareholders, before allocation to participating securities	$61,823	$64,587	$55,478
Less: Amount allocated to participating securities	(92)	(335)	(1,579)
Net income attributable to common shareholders, after allocation to participating securities	$61,731	$64,252	$53,899

Basic earnings per share - Denominator:
Weighted average basic common shares outstanding	80,885,253	78,921,480	77,373,817
Per share data - Basic earnings per share from:
Continuing operations	$0.68	$0.73	$0.60
Discontinued operations	$0.08	$0.08	$0.10
Total attributable to common shareholders	$0.76	$0.81	$0.70

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the year ended December 31,
	2015	2014	2013
	(In thousands, except share and per share data)
Diluted earnings per share - Numerator:
Net income from continuing operations attributable to common shareholders, after allocation to participating securities	$55,338	$58,145	$46,443
Add back: income allocated to dilutive securities	—	—	—
Net income from continuing operations attributable to common shareholders, after allocation to participating securities, after assumed dilution	55,338	58,145	46,443
Net income from discontinued operations, after allocation to participating securities	6,393	6,107	7,456
Net income attributable to common shareholders, after allocation to participating securities, after assumed dilution	$61,731	$64,252	$53,899
Diluted earnings per share - Denominator:
Weighted average basic common shares outstanding	80,885,253	78,921,480	77,373,817
Dilutive effect of:
Stock options and non-participating performance-based and certain time-based restricted stock (3)	1,133,511	759,138	656,066
Warrants to purchase common stock (3)	1,206,389	1,198,613	723,641
Dilutive common shares	2,339,900	1,957,751	1,379,707
Weighted average diluted common shares outstanding (3)	83,225,153	80,879,231	78,753,524
Per share data - Diluted earnings per share from:
Continuing operations	$0.66	$0.72	$0.59
Discontinued operations	$0.08	$0.07	$0.09
Total attributable to common shareholders	$0.74	$0.79	$0.68
Dividends per share declared and paid on common stock	$0.36	$0.32	$0.24
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

(3)
The diluted EPS computations for the years ended December 31, 2015, 2014, and 2013 do not assume the conversion, exercise or contingent issuance of the following shares for the following periods because the result would have been antidilutive for the periods indicated. As a result of the anti-dilution, the potential common shares excluded from the diluted EPS computation are as follows:

	For the year ended December 31,
	2015	2014	2013
Shares excluded due to anti-dilution (treasury method):	(In thousands)
Potential common shares from:
Convertible trust preferred securities (a)	1	1	1
Total shares excluded due to anti-dilution	1	1	1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the year ended December 31,
	2015	2014	2013
Shares excluded due to exercise price exceeding the average market price of common shares during the period (total outstanding):	(In thousands)
Potential common shares from:
Options, restricted stock, or other dilutive securities (b)	548	829	1,399
Total shares excluded due to exercise price exceeding the average market price of common shares during the period	548	829	1,399

(a)
If the effect of the conversion of the trust preferred securities would have been dilutive, an immaterial amount of interest expense, net of tax, related to the convertible trust preferred securities would have been added back to net income attributable to common shareholders for the diluted EPS computation for the years presented.

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

17.     INCOME TAXES
The components of income tax expense for continuing operations for the years ended December 31, 2015, 2014, and 2013 are as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Current expense:
Federal	$25,631	$20,557	$17,758
State	9,183	7,254	6,622
Total current expense	34,814	27,811	24,380
Deferred expense/(benefit):
Federal	(3,185)	3,895	6,153
State	(1,237)	659	2,430
Total deferred expense/(benefit)	(4,422)	4,554	8,583
Income tax expense	$30,392	$32,365	$32,963
Income tax expense attributable to income from continuing operations differs from the amounts computed by applying the Federal statutory rate to pre-tax income from continuing operations. Reconciliations between the Federal statutory income tax rate of 35% to the effective income tax rate for the years ended December 31, 2015, 2014, and 2013 are as follows:

	Year Ended December 31,
	2015	2014	2013
Statutory Federal income tax rate	35.0%	35.0%	35.0%
Increase/ (decrease) resulting from:
Tax exempt interest, net	(7.1)%	(5.6)%	(5.0)%
State and local income tax, net of Federal tax benefit	5.5%	5.2%	5.9%
Tax credits	(1.9)%	(1.7)%	(1.3)%
Noncontrolling interests	(1.6)%	(1.7)%	(1.4)%
Out-of-period adjustment	1.3%	—%	—%
Other, net	1.4%	1.2%	(0.1)%
Effective income tax rate	32.6%	32.4%	33.1%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
During the third quarter of 2015, the Company reevaluated its executive compensation plans and identified certain executive compensation that was previously treated as fully deductible was non-deductible. The correction resulted in $1.2 million of additional federal tax expense and $0.2 million of additional state tax, net of federal tax benefit, that was related to prior years. After evaluating the quantitative and qualitative aspects of the correction, the Company determined that previously issued consolidated financial statements were not materially misstated and, as a result, recorded the correction in 2015.
On April 13, 2015, New York City enacted legislation that requires corporations that are engaged in unitary business operations to file combined returns with their affiliates for tax years beginning on or after January 1, 2015. Starting in 2015, all of the Company’s affiliates will be included in the Company’s New York City tax return instead of just those affiliates with nexus to New York City. The Company incorporated the impact of these New York City law changes in 2015 due to the law being enacted in 2015. The Company adjusted the New York City apportionment percentages for purposes of measuring deferred tax assets and liabilities that will reverse after the effective date. As a result of these changes, the Company recorded a state tax benefit of $0.5 million, net of federal tax, in 2015.
On March 31, 2014, New York enacted legislation that requires corporations that are engaged in unitary business operations to file combined returns with their affiliates for tax years beginning on or after January 1, 2015. Starting in 2015, all of the Company’s affiliates will be included in the Company’s New York tax return instead of just those affiliates with nexus to New York. In addition, the New York tax rate will be reduced from 7.1% to 6.5% for tax years beginning on or after January 1, 2016. The Company incorporated the impact of these New York law changes in 2014 due to the law being enacted in 2014. The Company adjusted the New York state applicable tax rate and apportionment percentages for purposes of measuring deferred tax assets and liabilities that will reverse after the effective date. As a result of these changes, the Company recorded a state tax benefit of $0.5 million, net of federal tax, in 2014.
The components of gross deferred tax assets and gross deferred tax liabilities at December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014
	(In thousands)
Gross deferred tax assets:
Allowance for loan losses	$37,401	$32,024
Allowance for losses on OREO	912	875
Stock compensation	7,391	7,709
Deferred and accrued compensation	19,370	17,438
State loss carryforward, net of federal	60	103
Capital loss carryforward	458	469
Mark to market on securities available for sale	274	414
Contingent payments	1,978	1,765
Unrealized loss on investments	748	165
Fixed assets	—	688
Other	1,589	1,149
Gross deferred tax assets	70,181	62,799
Less: valuation allowance	458	298
Total deferred tax assets	69,723	62,501
Gross deferred tax liabilities:
Cancellation of debt income deferral	4,035	5,572
Goodwill and acquired intangible assets	11,894	7,989
Fixed assets	62	—
Other	2,033	1,364
Total gross deferred tax liabilities	18,024	14,925
Net deferred tax asset	$51,699	$47,576

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Of the $4.1 million net increase in the Company’s net deferred tax asset during 2015, $4.4 million was recognized as deferred income tax benefit for continuing operations, $0.1 million was recognized as deferred income tax benefit for discontinued operations and $0.4 million was recognized as a decrease to shareholders’ equity.
In accordance with ASC 740, deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of the tax benefit depends upon the existence of sufficient taxable income within the carry-back and future periods.
The Company believes that it is more likely than not that the net deferred tax asset as of December 31, 2015, excluding the net deferred tax asset on capital losses, will be realized, based upon the ability to generate future taxable income as well as the availability of current and historical taxable income.
The Company believes the existing net deductible temporary differences that give rise to the net deferred tax asset, excluding the capital losses, will reverse in future periods when the Company expects to generate taxable income. Other positive evidence to support the realization of the Company’s net deferred tax asset includes:

•	The Company had cumulative pre-tax income, as adjusted for permanent book-to-tax differences, in the period 2013 through 2015.

•	Certain tax planning strategies are available to the Company, such as reducing investments in tax-exempt securities.

•	The Company has not had any operating loss or tax credit carryovers expiring unused in recent years.
At December 31, 2015, the Company had a $0.5 million deferred tax asset for $1.2 million of capital loss carryovers that are scheduled to expire in 2016. The Company believes it is more likely than not that the net deferred tax asset related to capital losses will not be realized and has recorded a valuation allowance of $0.5 million and $0.3 million at December 31, 2015 and 2014, respectively, attributable to this net deferred tax asset. The net change in the valuation allowance during the year ending December 31, 2015 of $0.2 million is primarily attributable to prior year provision to return differences.
At December 31, 2015, the Company had a $0.1 million deferred tax asset for state net operating loss carryovers totaling $1.5 million that are scheduled to expire in various tax years: $0.1 million in 2030; $0.1 million in 2031; and $1.3 million in 2032. The Company believes that it is more likely than not that the full amount of these state net operating loss carryovers will be utilized before they expire.
A reconciliation of the beginning and ending gross amount of unrecognized tax benefits under the provisions of ASC 740-10 is as follows:

	2015	2014	2013
	(In thousands)
Balance at January 1	$1,067	$549	$4,802
Additions based on tax positions related to the current year	163	245	143
Additions based on tax positions taken in prior years	—	366	1,493
Decreases based on tax positions taken in prior years	—	—	(4,332)
Decreases based on settlements with taxing authorities	—	—	(1,493)
Decreases based on the expiration of statute of limitations	(208)	(93)	(64)
Balance at December 31	$1,022	$1,067	$549
Excluded from the gross amount of unrecognized tax benefits for the years ended December 31, 2015, 2014, and 2013 are the federal tax benefits associated with the gross amount of state unrecognized tax benefits which, if recognized, would affect the effective tax rate. The net amount of unrecognized tax benefit which, if recognized, would affect the effective tax rate is $0.8 million at December 31, 2015 and December 31, 2014, and $0.4 million at December 31, 2013.
The Company classifies interest and penalties, if applicable, related to unrecognized tax benefits as a component of income tax expense in the consolidated statements of operations. Interest and penalties recognized as part of the Company’s income tax expense was immaterial for the years ending December 31, 2015 and December 31, 2014 and a benefit of $0.4 million for the year ended December 31, 2013. The accrued amounts for interest and penalties were immaterial as of December 31, 2015, 2014, and 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Federal income tax returns are either under examination or remain subject to examination by the Internal Revenue Service for all tax years subsequent to 2011. The examination by the Internal Revenue Service for the tax year ended December 31, 2009 was settled in August, 2015. The resolution of this examination did not have a significant impact on the effective tax rate.
State income tax returns for the Company’s major tax jurisdictions of California, Massachusetts, and New York have either been examined or remain subject to examination for all the tax years subsequent to 2011. The examination by the State of New York for the tax years ended December 31, 2008 through 2011 was settled in November 2013. The resolution of this examination resulted in a release of gross state unrecognized tax benefits of $1.5 million, of which $0.6 million, including the federal tax benefits associated with the gross amount of these benefits, affected the effective tax rate. The examination by the State of New York for the tax year ended December 31, 2012 was settled in February, 2015. The resolution of this examination did not have a significant impact on the effective tax rate.

18.     EMPLOYEE BENEFITS
Employee 401(k) Profit Sharing Plan
The Company established a corporate-wide 401(k) Profit Sharing Plan (the “401(k) Plan”) for the benefit of the employees of the Company and its affiliates, which became effective on July 1, 2002. The 401(k) Plan is a 401(k) savings and retirement plan that is designed to qualify as an ERISA section 404(c) plan. Generally, employees who are at least twenty-one (21) years of age are eligible to participate in the plan on their date of hire. Employee contributions may be matched based on a predetermined formula and additional discretionary contributions may be made. 401(k) expense was $2.8 million, $2.4 million, and $2.4 million, in the years ended December 31, 2015, 2014, and 2013, respectively.
Salary Continuation Plans
The Bank maintains a salary continuation plan for certain officers in the Bank’s San Francisco Bay market, including current or former officers of the Bank. The officers become eligible for benefits under the salary continuation plan if they reach a defined retirement age while working for the Bank. The Bank also has a deferred compensation plan for certain former directors of Borel. The compensation expense relating to each contract is accounted for individually. The expense relating to these plans was $0.1 million for each of the years ended December 31, 2015, 2014, and 2013. The amount recognized in other liabilities in the consolidated balance sheets was $1.3 million and $1.6 million at December 31, 2015 and 2014, respectively. The Bank has purchased life insurance contracts to help fund these plans. The Bank has single premium life insurance policies with cash surrender values totaling $6.2 million and $6.0 million, which are included in other assets in the consolidated balance sheets, as of December 31, 2015 and 2014, respectively.
The Bank also maintains a salary continuation plan for certain officers of the Bank’s Southern California market, including current or former officers of the Bank. The plan provides for payments to the participants at the age of retirement. The expense relating to these plans was $0.1 million, $0.2 million, and $0.2 million for the years ended December 31, 2015, 2014, and 2013, respectively. The net amount recognized in other liabilities in the consolidated balance sheets was $2.0 million and $2.1 million at December 31, 2015 and 2014, respectively. The Bank has purchased life insurance contracts to help fund these plans. These life insurance policies have cash surrender values totaling $4.7 million and $4.6 million at December 31, 2015 and 2014, respectively, which are included in other assets in the consolidated balance sheets.
Deferred Compensation Plan
The Company offers a deferred compensation plan (the “Deferred Compensation Plan”) that enables certain executives to elect to defer a portion of their compensation. The amounts deferred are excluded from the employee’s taxable income and are not deductible for income tax purposes by the Company until paid. The net deferred amount related to the Deferred Compensation Plan in other liabilities in the consolidated balance sheets was $5.6 million and $6.3 million at December 31, 2015 and 2014, respectively. Increases and decreases in the value of the Deferred Compensation Plan are recognized as compensation expense in the consolidated statements of operations. The expense relating to the Deferred Compensation Plan was a loss of $0.1 million, a gain of $0.6 million, and a gain of $0.9 million for the years ended December 31, 2015, 2014, and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company has adopted a special trust for the Deferred Compensation Plan called a Rabbi Trust. A Rabbi Trust is an arrangement that is used to accumulate assets that may be used to “fund” the Company’s obligation to pay benefits under the Deferred Compensation Plan. However, to prevent immediate taxation to the executives who participate in the Deferred Compensation Plan, the amounts placed in the Rabbi Trust must remain subject to the claims of the Company’s creditors. The investments chosen by the participants in the Deferred Compensation Plan are mirrored by the Rabbi Trust as a way to minimize the earnings volatility of the Deferred Compensation Plan. The net amount recognized in other assets in the consolidated balance sheets was $5.6 million and $5.4 million at December 31, 2015 and 2014, respectively. Increases and decreases in the value of the Rabbi Trust are recognized in other income in the consolidated statement of operations. The income relating to this plan was a loss of $0.1 million, a gain of $0.6 million, and a gain of $1.0 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Stock-Based Incentive Plans
At December 31, 2015, the Company has three stock-based compensation plans. These plans encourage and enable the officers, employees, and non-employee directors of the Company to acquire a proprietary interest in the Company.
The 2009 Stock Option and Incentive Plan (the “2009 Plan”), replaced the Company’s 2004 Stock Option and Incentive Plan. Under the 2009 Plan, the Company may grant options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock awards, performance share awards and dividend equivalent rights to its officers, employees, and non-employee directors of the Company for an amount not to exceed 2% of the total shares of common stock outstanding as of the last business day of the preceding fiscal year. The 2009 Plan provides for the authorization and issuance of 4,000,000 shares, along with any residual shares from previous plans. Under the 2009 Plan, the exercise price of each option shall not be less than 100% of the fair market value of the stock on the date the options are granted. Generally, options expire ten years from the date granted and vest over a three-year graded vesting period for officers and employees and a one-year or less period for non-employee directors. Stock grants generally vest over a three-year cliff vesting period. As of December 31, 2015 the maximum number of shares of stock reserved and available for issuance under the Plan was 2,674,252 shares.
Under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan (the “Inducement Plan”) for the purposes of granting equity awards to new employees as an inducement to join the Company. The Company reserved 1,245,000 shares of the Company’s common stock for issuance under the Inducement Plan. The terms of the Inducement Plan are substantially similar to the terms of the 2009 Plan. During 2013, the Company issued an additional 30,887 shares under this plan in conjunction with an executive attaining certain performance metrics for previously-awarded shares. During 2014, the Company issued an additional 637,804 shares under this plan in conjunction with the Bank’s acquisition of Banyan. During 2015, the Company issued 22,936 shares under this plan in conjunction with an executive new hire. At December 31, 2015, the Inducement Plan had 164,687 shares reserved and available for issuance.
The Company maintains a qualified Employee Stock Purchase Plan (“the ESPP”). Under the ESPPs, eligible employees may purchase common stock of the Company at 85 percent of the lower of the closing price of the Company’s common stock on the first or last day of a six month purchase period on The NASDAQ® Global Select Market. Employees pay for their stock purchases through payroll deductions at a rate equal to any whole percentage from 1 percent to 15 percent of after-tax earnings. Participants have a right to a full reimbursement of ESPP deferrals through the end of the offering period. Such a reimbursement would result in a reversal of the compensation expense previously recorded, attributed to that participant. The Company issues shares under the ESPP in January and July of each year. As of December 31, 2015, there were 943,645 shares available for issuance in the ESPP. There were 138,463 shares issued to participants under the qualified ESPP in 2015.
Share-based payments recorded in salaries and benefits expense are as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Stock option and ESPP expense	$518	$653	$987
Nonvested share expense	5,723	5,339	4,747
Subtotal	6,241	5,992	5,734
Tax benefit	2,367	2,311	2,210
Stock-based compensation expense, net of tax benefit	$3,874	$3,681	$3,524

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the table below. Expected volatility is determined based on historical volatility of the Company’s stock, historical volatility of industry peers, and other factors. The Company uses historical data to estimate employee option exercise behavior and post-vesting cancellation for use in determining the expected life assumption. The risk-free rate is determined on the grant date of each award using the yield on a U.S. Treasury zero-coupon issue with a remaining term that approximates the expected term for the award. The dividend yield is based on expectations of future dividends paid by the Company and the market price of the Company’s stock on the date of grant. Compensation expense is recognized using the straight-line method over the vesting period of the option or the retirement eligible date, whichever is shorter. Options issued to retirement eligible employees are expensed on the date of grant. No options were issued in 2015, 2014, or 2013.
Stock Options
A summary of option activity under the 2009 Plan for the year ended December 31, 2015 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in 000’s)
Outstanding at December 31, 2014	1,634,302	$17.10
Granted	—	$—
Exercised	159,219	$8.16
Forfeited	2,852	$9.05
Expired	249,280	$26.98
Outstanding at December 31, 2015	1,222,951	$16.27	2.52 years	$2,520.1
Exercisable at December 31, 2015	1,222,951	$16.27	2.52 years	$2,520.1
The total intrinsic value of options exercised during the years ended December 31, 2015, 2014, and 2013 was $0.7 million, $1.1 million, and $0.8 million, respectively. As of December 31, 2015, there was no unrecognized compensation cost related to stock option arrangements granted under the 2009 Plan.
Restricted Stock
A summary of the Company’s nonvested shares as of December 31, 2015 and changes during the year ended December 31, 2015, including shares under both the 2009 Plan and the Inducement Plan, is as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2014	2,542,035	$10.76
Granted	738,025	$12.41
Vested	614,285	$8.68
Forfeited	429,392	$11.53
Nonvested at December 31, 2015	2,236,383	$11.72
The fair value of nonvested shares is determined based on the closing price of the Company’s stock on the grant date. The weighted-average grant-date fair value of shares granted during the years ended December 31, 2015, 2014, and 2013 was $12.41, $12.42, and $9.79, respectively. At December 31, 2015, there was $12.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the 2009 Plan and the Inducement Plan, combined. That cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares that vested during the years ended December 31, 2015, 2014, and 2013 was $5.3 million, $5.1 million, and $6.1 million, respectively.
Included in the restricted stock balances above are performance shares, which are granted to certain employees within the Company and are accounted for in the same manner as restricted stock. At December 31, 2015, there were 848,700 performance shares outstanding, which could increase up to 1,527,660 shares. If the maximum number of performance shares is issued, the Company would incur an additional $7.8 million of compensation costs related to these additional 678,960 shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company recognizes the expense for performance shares based upon the most likely outcome of shares to be issued based on current forecasts.
Supplemental Executive Retirement Plans
The Company has a non-qualified supplemental executive retirement plan (“SERP”) with a former executive officer of the Company. The SERP, which is unfunded, provides a defined cash benefit based on a formula using average compensation, years of service, and age at retirement of the executive. The estimated actuarial present value of the projected benefit obligation was $8.3 million and $8.4 million at December 31, 2015 and 2014, respectively. The expense associated with the SERP was $0.5 million, $1.0 million, and $1.4 million for the years ended December 31, 2015, 2014, and 2013, respectively. The discount rate used to calculate the SERP liability was 4.35%, 3.85%, and 4.65% for the years ended December 31, 2015, 2014, and 2013, respectively.
The Bank has a SERP with various former executives of the Pacific Northwest market. The SERP, which is unfunded, provides a defined cash benefit based on a formula using compensation, years of service, and age at retirement of the executives. The benefits for each executive under the plan are accrued until the full vesting age of 65. The actuarial present value of the projected benefit obligation was $3.2 million and $2.8 million at December 31, 2015 and 2014, respectively. The expense associated with the SERP was $0.2 million, $0.2 million, and $0.1 million for the years ended December 31, 2015, 2014, and 2013, respectively. The discount rate used to calculate the SERP liability was 3.81%, 3.45%, and 4.25%, for the years ended December 31, 2015, 2014, and 2013, respectively.
KLS has a long term incentive plan (“LTIP”) with certain of its managing directors. This LTIP, which is unfunded, provides for a profit sharing based on current year results as well as a cash benefit at the time of separation of service. The cash payment at separation of service, which is determined based on the profit share and a multiple based on years of service, is payable in three equal annual installments following separation of service. The Company has accrued $7.9 million and $7.4 million at December 31, 2015 and 2014, respectively, for future separation of service payments. The LTIP was effective beginning January 1, 2010. The expense associated with the LTIP was $1.3 million, $1.9 million, and $1.7 million for the years ended December 31, 2015, 2014, and 2013, respectively. The discount rate used to calculate the SERP liability was 3.90%, 3.80%, and 4.25% for the years ended December 31, 2015, 2014, and 2013, respectively.

19.     OTHER OPERATING EXPENSE
Major components of other operating expense are as follows:

	Year Ended December 31,
	2015	2014	2013
		(In thousands)
Insurance	$3,518	$2,851	$3,065
Employee travel and meals	2,874	2,250	2,396
Other banking expenses	1,788	1,091	1,139
Telephone	1,661	1,589	1,338
Forms and supplies	1,241	838	997
Postage, express mail, and courier	1,007	978	1,059
Publications and dues	870	795	727
Training and education	686	554	372
OREO expenses	197	176	363
Legal settlement costs	150	48	500
Prepayment penalties on repurchase of FHLB borrowings and repurchase agreements	—	808	1,781
Provision for off balance sheet loan commitments	(271)	50	290
Other	2,501	2,100	3,038
Total	$16,222	$14,128	$17,065

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The Company’s Segment Chief Executive Officers (“CEOs”) manage the segments and have full authority and responsibility for the performance and the allocation of resources within their respective segments. The Company’s CEO is the Company’s Chief Operating Decision Maker (“CODM”) .
The day to day activities of the affiliates are managed by the affiliate CEOs, except in the Private Banking segment. The Company’s CEO is also the Bank’s CEO. The president of the Bank is the Private Banking Segment CEO and reports to the Company CEO. The Segment CEOs have authority with respect to the allocation of capital within their segments, management oversight responsibility, performance assessments, and overall authority and accountability for all of the affiliates, if any, within their segment. The Segment CEO for the non-banks communicates with the affiliate CEOs regarding profit and loss responsibility, strategic planning, priority setting and other matters. The Holding Company’s Chief Financial Officer reviews all affiliate financial detail with the CODM on a monthly basis.
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
Wealth Management and Trust
The Wealth Management and Trust segment is comprised of the trust operations of Boston Private Bank and the operations of Boston Private Wealth. Boston Private Wealth combines Boston Private Bank’s existing wealth management business and the business of Banyan, which Boston Private Bank purchased in the fourth quarter of 2014. The segment offers investment management, wealth management, family office, and trust services to individuals, families, and institutions. The Wealth Management and Trust segment operates in New England; South Florida; Texas; California; Atlanta, Georgia; and Madison, Wisconsin. For comparative purposes, the Wealth Management and Trust data that was previously included within the Private Banking segment has been stated separately for the periods presented in the table below. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 3: Acquisitions, Asset Sales, and Divestitures” for additional details on the acquisition of Banyan.
Investment Management
The Investment Management segment has two consolidated affiliates, including DGHM and Anchor, both of which are registered investment advisers (“RIAs”). The Investment Managers serve the needs of pension funds, endowments, trusts, foundations and select institutions, mutual funds and high net worth individuals and their families throughout the U.S. and abroad. The Investment Managers specialize in value-driven equity portfolios with products across the capitalization spectrum. The specific mix of products, services and clientele varies between affiliates. The Investment Managers are located in New England and New York, with one affiliate administrative office in South Florida.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Wealth Advisory
The Wealth Advisory segment has two consolidated affiliates, including KLS and BOS, both of which are RIAs and wealth management firms. The Wealth Advisors provide comprehensive, planning-based financial strategies to high net worth individuals and their families, and non-profit institutions. The services the firms offer include fee-only financial planning, tax planning, tax preparation, estate and insurance planning, retirement planning, charitable planning and intergenerational gifting and succession planning. The Wealth Advisors manage investments covering a wide range of asset classes for both taxable and tax-exempt portfolios. The Wealth Advisors are located in New York, Southern California and Northern California.
Measurement of Segment Profit and Assets
The accounting policies of the segments are the same as those described in Part II. Item 8. “Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies.”
Reconciliation of Reportable Segment Items
The following tables present a reconciliation of the revenues, profits, assets, and other significant items of reportable segments as of and for the year ended December 31, 2015, 2014, and 2013. Interest expense on junior subordinated debentures is reported at the Holding Company.

	Year ended December 31,
	2015	2014	2013
Private Banking	(In thousands)
Net interest income	$189,501	$183,424	$178,199
Fees and other income (1)	11,352	10,617	22,454
Total revenues	200,853	194,041	200,653
Provision/ (credit) for loan losses	(1,555)	(6,400)	(10,000)
Operating expense	116,575	111,901	118,488
Income before income taxes	85,833	88,540	92,165
Income tax expense (3)	27,844	29,032	30,958
Net income from continuing operations	57,989	59,508	61,207
Net income attributable to the Company	$57,989	$59,508	$61,207

Assets	$7,361,202	$6,611,191	$6,246,148
Amortization of intangibles	$341	$219	$277
Depreciation	$4,599	$5,294	$5,350

	Year ended December 31,
	2015	2014	2013
Wealth Management and Trust	(In thousands)
Fees and other income	$53,336	$34,584	$26,547
Total revenues	53,336	34,584	26,547
Operating expense (2)	54,474	29,401	20,733
Income before income taxes	(1,138)	5,183	5,814
Income tax expense (3)	(350)	2,201	2,392
Net income from continuing operations	(788)	2,982	3,422
Net income attributable to the Company	$(788)	$2,982	$3,422

Assets	$80,088	$80,467	$4,939
AUM	$7,976,000	$9,274,000	$4,565,000
Amortization of intangibles	$2,428	$676	$—
Depreciation	$772	$241	$105

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year ended December 31,
	2015	2014	2013
Investment Management	(In thousands)
Net interest income	$22	$22	$20
Fees and other income	45,687	47,119	43,875
Total revenues	45,709	47,141	43,895
Operating expense	33,690	34,848	33,195
Income before income taxes	12,019	12,293	10,700
Income tax expense (3)	3,956	4,078	3,493
Net income from continuing operations	8,063	8,215	7,207
Noncontrolling interests	2,265	2,519	2,164
Net income attributable to the Company	$5,798	$5,696	$5,043

Assets	$92,642	$100,229	$100,609
AUM	$9,952,000	$10,772,000	$10,401,000
Amortization of intangibles	$2,956	$2,955	$3,058
Depreciation	$286	$240	$221

	Year ended December 31,
	2015	2014	2013
Wealth Advisory	(In thousands)
Net interest income	$6	$10	$66
Fees and other income	50,558	48,199	42,350
Total revenues	50,564	48,209	42,416
Operating expense	35,379	33,213	29,588
Income before income taxes	15,185	14,996	12,828
Income tax expense (3)	5,819	5,653	4,807
Net income from continuing operations	9,366	9,343	8,021
Noncontrolling interests	2,138	2,189	1,784
Net income attributable to the Company	$7,228	$7,154	$6,237

Assets	$79,543	$80,804	$73,972
AUM	$9,688,000	$9,883,000	$9,336,000
Amortization of intangibles	$986	$986	$992
Depreciation	$864	$488	$363

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year ended December 31,
	2015	2014	2013
Holding Company and Eliminations	(In thousands)
Net interest income	$(3,759)	$(3,755)	$(4,267)
Fees and other income	236	279	1,115
Total revenues	(3,523)	(3,476)	(3,152)
Operating expense	15,063	17,766	18,701
Income/ (loss) before income taxes	(18,586)	(21,242)	(21,853)
Income tax expense/(benefit) (3)	(6,877)	(8,599)	(8,687)
Net income/(loss) from continuing operations	(11,709)	(12,643)	(13,166)
Noncontrolling interests	4	42	—
Discontinued operations (4)	6,411	6,160	7,792
Net income/(loss) attributable to the Company	$(5,302)	$(6,525)	$(5,374)

Assets	$(70,967)	$(74,817)	$11,441
AUM	$(21,000)	$(22,000)	$(22,000)
Depreciation	$69	$205	$196

	Year ended December 31,
	2015	2014	2013
Total Company	(In thousands)
Net interest income	$185,770	$179,701	$174,018
Fees and other income	161,169	140,798	136,341
Total revenues	346,939	320,499	310,359
Provision/ (credit) for loan losses	(1,555)	(6,400)	(10,000)
Operating expense	255,181	227,129	220,705
Income before income taxes	93,313	99,770	99,654
Income tax expense (3)	30,392	32,365	32,963
Net income from continuing operations	62,921	67,405	66,691
Noncontrolling interests	4,407	4,750	3,948
Discontinued operations	6,411	6,160	7,792
Net income attributable to the Company	$64,925	$68,815	$70,535

Assets	$7,542,508	$6,797,874	$6,437,109
AUM	$27,595,000	$29,907,000	$24,280,000
Amortization of intangibles	$6,711	$4,836	$4,327
Depreciation	$6,590	$6,468	$6,235
___________________

(1)	Included in Private Banking non-interest income for the year ended December 31, 2013 is the $10.6 million gain on sale of the Bank’s three offices in the Pacific Northwest.

(2)
Operating expense for 2015 includes $3.7 million in restructuring expenses related to the Wealth Management and Trust segment. Operating expense for 2014 includes $0.7 million restructuring expenses. Operating expense for 2013 includes no restructuring expenses.

(3)
The Company’s effective tax rate for 2015, 2014, and 2013 are not consistent due to earnings from tax-exempt investments, non-deductible compensation, state and local taxes, income tax credits and income attributable to noncontrolling interests having a different impact on the effective tax rate due primarily to the different levels of income before taxes in years 2015, 2014, and 2013. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 17: Income Taxes” for additional details.

(4)
Net income from discontinued operations for the years ended December 31, 2015, 2014 and 2013 of $6.4 million, $6.2 million, and $7.8 million, respectively, are included in Holding Company and Eliminations in the calculation of net income attributable to the Company.

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
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of December 31, 2015	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available-for-sale securities
U.S. government and agencies	$21,251	$20,251	$1,000	$—
Government-sponsored entities	344,562	—	344,562	—
Municipal bonds	268,644	—	268,644	—
Mortgage-backed securities	427,041	—	427,041	—
Other	23,012	23,012	—	—
Total available-for-sale securities	1,084,510	43,263	1,041,247	—
Derivatives - interest rate customer swaps	7,960	—	7,960	—
Other investments	5,602	5,602	—	—
Liabilities:
Derivative - interest rate customer swaps	$8,084	$—	$8,084	$—
Derivatives - interest rate swaps	1,907	—	1,907	—
Derivatives - risk participation agreement	11	—	11	—
Other liabilities	5,602	5,602	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of December 31, 2014	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available-for-sale securities:
U.S. government and agencies	$16,882	$15,377	$1,505	$—
Government-sponsored entities	274,253	—	274,253	—
Municipal bonds	235,248	—	235,248	—
Mortgage-backed securities	283,704	—	283,704	—
Other	19,906	19,906	—	—
Total available-for-sale securities	829,993	35,283	794,710	—
Derivatives - interest rate customer swaps	5,323	—	5,323	—
Derivatives - interest rate swaps	34	—	34	—
Other investments	5,437	5,437	—	—
Liabilities:
Derivatives - interest rate customer swaps	$5,434	$—	$5,434	$—
Derivatives - interest rate swaps	1,584	—	1,584	—
Derivatives-junior subordinated debenture interest rate swap	1,768	—	1,768	—
As of December 31, 2015 and 2014, available-for-sale securities consisted primarily of U.S. government and agency securities, government-sponsored entities securities, municipal bonds, mortgage-backed securities, and other available-for-sale securities. The equities (which are categorized as other available-for-sale securities) are valued with prices quoted in active markets. Three U.S. Treasury securities at December 31, 2015 and two U.S. Treasury securities at December 31, 2014, are valued with prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement. The government-sponsored entities securities, municipal bonds, mortgage-backed securities, and certain investments in Small Business Administration (“SBA”) loans (which are categorized as U.S. government and agencies securities) generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets. Therefore, they have been categorized as a Level 2 measurement. No investments held at December 31, 2015 or 2014 were categorized as Level 3.
The Company uses interest rate customer swaps, interest rate swaps, risk participation agreements, and a junior subordinated debenture interest rate swap to manage its interest rate risk, and customer foreign exchange forward contracts to manage its foreign exchange risk, if any. The junior subordinated debenture interest rate swap agreement matured on December 30, 2015. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, they have been categorized as a Level 2 measurement as of December 31, 2015 and 2014. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 9: Derivatives and Hedging Activities” for further details.
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
The Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy as of December 31, 2015 and 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other investments, which are not considered available-for-sale investments, consist of deferred compensation trusts, which consist of publicly traded mutual fund investments that are valued at prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement as of December 31, 2015 and 2014. The remaining other investments categorized as Level 2 consist of the Company’s cost-method investments as of December 31, 2015 and 2014.
There were no Level 3 assets at December 31, 2015 or 2014.
The following tables present the Company’s assets and liabilities measured at fair value on a non-recurring basis during the periods ended December 31, 2015 and 2014, respectively, aggregated by the level in the fair value hierarchy within which those measurements fall.

	As of December 31, 2015	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Year ended December 31, 2015
	(In thousands)
Assets:
Impaired loans (1)	$2,322	$—	$—	$2,322	$(514)
	$2,322	$—	$—	$2,322	$(514)
___________________

(1)	Collateral-dependent impaired loans held at December 31, 2015 that had write-downs in fair value or whose specific reserve changed during 2015.

	As of December 31, 2014	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Year ended December 31, 2014
	(In thousands)
Assets:
Impaired loans (1)	$10,094	$—	$—	$10,094	$(3,925)
	$10,094	$—	$—	$10,094	$(3,925)
___________________

(1)	Collateral-dependent impaired loans held at December 31, 2014 that had write-downs in fair value or whose specific reserve changed during 2014.
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value.

	As of December 31, 2015
	Fair Value	Valuation technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$2,322	Appraisals of Collateral	Discount for costs to sell	7% - 24%	12%
			Appraisal adjustments	20% - 25%	21%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of December 31, 2014
	Fair Value	Valuation technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$10,094	Appraisals of Collateral	Discount for costs to sell	0% - 10%	3%
			Appraisal adjustments	0% - 25%	2%
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
The following tables present the carrying values and fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis (other than certain loans, as noted below):

	As of December 31, 2015
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$238,694	$238,694	$238,694	$—	$—
Investment securities held-to-maturity	116,352	116,384	—	116,384	—
Loans held for sale	8,072	8,144	—	8,144	—
Loans, net	5,640,712	5,658,254	—	—	5,658,254
Other financial assets	118,233	118,233	—	118,233	—
FINANCIAL LIABILITIES:
Deposits	6,040,437	6,041,239	—	6,041,239	—
Securities sold under agreements to repurchase	58,215	58,215	—	58,215	—
Federal Home Loan Bank borrowings	461,324	465,100	—	465,100	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	1,978	1,978	—	1,978	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of December 31, 2014
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$172,609	$172,609	$172,609	$—	$—
Investment securities held-to-maturity	140,727	142,339	—	142,339	—
Loans held for sale	7,099	7,239	—	7,239	—
Loans, net	5,194,098	5,130,843	—	—	5,130,843
Other financial assets	114,686	114,686	—	114,686	—
FINANCIAL LIABILITIES:
Deposits	5,453,879	5,457,117	—	5,457,117	—
Securities sold under agreements to repurchase	30,496	30,493	—	30,493	—
Federal Home Loan Bank borrowings	370,150	376,320	—	376,320	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	7,357	7,357	—	7,357	—
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Loans sold to investors have recourse to the Company on any loans that are deemed to have been fraudulent or misrepresented. In addition, investors would require the Company to repurchase any loan sold which has a first payment default. The Bank did repurchase one loan from an investor in 2014 due to an underwriting discrepancy. The loan was transferred into the portfolio and is fully performing. The Company has not repurchased any other loans during the three years ended December 31, 2015.
Financial instruments with off-balance sheet risk are summarized as follows:

	December 31,
	2015	2014
	(In thousands)
Commitments to originate loans
Variable rate	$87,622	$133,965
Fixed rate	17,096	31,757
Total commitments to originate new loans	$104,718	$165,722
Unadvanced portion of loans and unused lines of credit	$1,181,114	$1,092,838
Standby letters of credit	$39,245	$33,685
Forward commitments to sell loans	$28,468	$18,977

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

23.    BOSTON PRIVATE FINANCIAL HOLDINGS, INC. (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

	December 31, 2015	December 31, 2014
	(In thousands)
Assets:
Cash and cash equivalents	$55,385	$44,593
Investment in wholly-owned and majority-owned subsidiaries:
Bank	671,204	633,905
Non-banks	138,178	144,454
Investment in partnerships and trusts	6,340	6,340
Deferred income taxes	1,460	—
Other assets	14,243	17,061
Total assets	$886,810	$846,353
Liabilities:
Junior subordinated debentures	$106,363	$106,363
Other liabilities	15,746	15,174
Total liabilities	122,109	121,537
Redeemable Noncontrolling Interests (1)	21,481	21,291
Total Shareholders’ Equity	743,220	703,525
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$886,810	$846,353
___________________

(1)	Includes noncontrolling interests and the maximum redemption value of redeemable noncontrolling interests.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Income:
Interest income	$116	$115	$140
Gain on repurchase of debt	—	—	620
Dividends from subsidiaries:
Bank	22,700	26,500	27,900
Non-banks	28,789	20,356	24,045
Other income	236	279	496
Total income	51,841	47,250	53,201
Operating Expense:
Salaries and employee benefits	10,320	11,876	11,888
Professional fees	2,007	2,965	3,064
Interest expense	3,875	3,872	4,408
Other expenses	2,740	2,966	3,749
Total operating expense	18,942	21,679	23,109
Income before income taxes	32,899	25,571	30,092
Income tax benefit	(6,877)	(8,599)	(8,688)
Net income from discontinued operations	6,411	6,160	7,792
Income before equity in undistributed earnings of subsidiaries	46,187	40,330	46,572
Equity in undistributed earnings of subsidiaries	18,738	28,485	23,963
Net income attributable to the Company	$64,925	$68,815	$70,535

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income attributable to the Company	$64,925	$68,815	$70,535
Net income from discontinued operations	6,411	6,160	7,792
Net income from continuing operations	58,514	62,655	62,743
Adjustments to reconcile net income from continuing operations to net cash provided by/ (used in) operating activities:
Equity in earnings of subsidiaries:
Bank	(57,201)	(62,491)	(64,628)
Non-banks	(13,026)	(12,850)	(11,280)
Dividends from subsidiaries:
Bank	22,700	26,500	27,900
Non-banks	28,789	20,356	24,045
Gain on repurchase of debt	—	—	(620)
Deferred income tax expense/ (benefit)	(4,575)	4,642	4,873
Depreciation and amortization	5,097	1,743	3,187
Net decrease/ (increase) in other operating activities	2,167	(2,834)	(6,630)
Net cash provided by/ (used in) operating activities of continuing operations	42,465	37,721	39,590
Net cash provided by/ (used in) operating activities of discontinued operations	6,411	6,160	7,792
Net cash provided by/ (used in) operating activities	48,876	43,881	47,382
Cash flows from investing activities:
Cash paid for acquisitions, including deferred acquisition obligations	1,821	—	—
Capital investments in subsidiaries:
Bank	—	(29,007)	—
Non-banks	(1,723)	(1,497)	(356)
Cash received from divestitures	—	—	747
Net cash (used in)/ provided by in other investing activities	1	(98)	(115)
Net cash provided by/ (used in) investing activities of continuing operations	99	(30,602)	276
Net cash provided by/ (used in) investing activities of discontinued operations	—	—	—
Net cash provided by/ (used in) investing activities	99	(30,602)	276
Cash flows from financing activities:
Repurchase of debt	—	—	(35,536)
Proceeds from issuance of Series D preferred stock, net	—	—	47,753
Repurchase of Series B preferred stock, including deemed dividend at repurchase	—	—	(69,827)
Dividends paid to common shareholders	(29,608)	(25,829)	(19,129)
Dividends paid to preferred shareholders	(3,475)	(3,475)	(2,660)
Tax savings/ (deficiency) from certain stock compensation awards	(1,262)	1,294	(663)
Proceeds from stock option exercises	1,206	1,807	2,332
Proceeds from issuance of common stock, net	160	32,387	4,583
Other equity adjustments	(5,204)	(7,424)	(3,178)
Net cash provided by/ (used in) financing activities of continuing operations	(38,183)	(1,240)	(76,325)
Net cash provided by/ (used in) financing activities of discontinued operations	—	—	—
Net cash provided by/ (used in) financing activities	(38,183)	(1,240)	(76,325)
Net (decrease)/ increase in cash and cash equivalents	10,792	12,039	(28,667)
Cash and cash equivalents at beginning of year	44,593	32,554	61,221
Cash and cash equivalents at end of year	$55,385	$44,593	$32,554

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

24.     REGULATORY MATTERS
Wealth Management and Trust, Investment Management, and Wealth Advisory
The Company’s Wealth Management and Trust, Investment Management, and Wealth Advisory businesses are highly regulated, primarily at the federal level by the SEC, and by state regulatory agencies. The Company has subsidiaries which are RIAs under the Investment Advisers Act of 1940. The Investment Advisers Act of 1940 imposes numerous obligations on RIAs, including fiduciary, record keeping, operational, and disclosure obligations. The subsidiaries, as investment advisers, are also subject to regulation under the federal and state securities laws and the fiduciary laws of certain states. In addition, the Company has subsidiaries which act as sub-advisers to mutual funds, which are registered under the Investment Company Act of 1940 and are subject to that Act’s provisions and regulations. The Company’s subsidiaries are also subject to the provisions and regulations of ERISA, to the extent any such entities act as a “fiduciary” under ERISA with respect to certain of its clients. ERISA and the related provisions of the federal tax laws impose a number of duties on persons who are fiduciaries under ERISA, and prohibit certain transactions involving the assets of each ERISA plan which is a client, as well as certain transactions by the fiduciaries and certain other related parties to such plans.
Private Banking
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
As of December 31, 2015, quantitative measures established by regulation to ensure capital adequacy required us to maintain minimum ratios of common equity Tier 1, Tier 1, and total capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations).
The following table presents the Company’s and the Bank’s amount of regulatory capital and related ratios as of December 31, 2015 and 2014. Also presented are the minimum requirements established by the Federal Reserve and the FDIC as of those dates for the Company and the Bank, respectively, to meet applicable capital requirements and the requirements of the FDIC as of those dates for the Bank to be considered “well capitalized” under the FDIC’s prompt corrective action provisions. Effective January 1, 2015, revised regulatory rules issued by the Federal banking agencies, including the FDIC and the Federal Reserve, went into effect. The capital amounts and ratios disclosed in the table below are presented in accordance with these new rules from that date forward.
The Federal Reserve, the FDIC, and the Massachusetts Division of Banks may impose higher capital ratios than those listed below based upon the results of regulatory exams. The Bank was categorized as “well capitalized” under the FDIC’s prompt corrective action provisions as of December 31, 2015 and 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Actual		For capital adequacy purposes (at least)		To be well capitalized under prompt corrective action provisions (at least)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of December 31, 2015
Common equity tier 1 risk-based capital
Company	$534,241	9.80%	$245,216	4.5%	n/a	n/a
Boston Private Bank	621,668	11.49	243,407	4.5	$351,588	6.5%
Tier 1 risk-based capital
Company	686,160	12.59	326,954	6.0	n/a	n/a
Boston Private Bank	621,668	11.49	324,543	6.0	432,723	8.0
Total risk-based capital
Company	754,758	13.85	435,939	8.0	n/a	n/a
Boston Private Bank	689,437	12.75	432,723	8.0	540,904	10.0
Tier 1 leverage capital
Company	686,160	9.50	289,059	4.0	n/a	n/a
Boston Private Bank	621,668	8.68	286,461	4.0	358,077	5.0

As of December 31, 2014
Tier 1 risk-based capital
Company	$637,968	12.57%	$202,959	4.0%	n/a	n/a
Boston Private Bank	566,444	11.25	201,480	4.0	$302,220	6.0%
Total risk-based capital
Company	701,705	13.83	405,918	8.0	n/a	n/a
Boston Private Bank	629,591	12.50	402,960	8.0	503,700	10.0
Tier 1 leverage capital
Company	637,968	9.53	267,651	4.0	n/a	n/a
Boston Private Bank	566,444	8.55	265,077	4.0	331,346	5.0
___________________

n/a	= not applicable
Bank regulatory authorities restrict the Bank from lending or advancing funds to, or investing in the securities of, the Company. Further, these authorities restrict the amounts available for the payment of dividends by the Bank to the Company.
As of December 31, 2015, the Company has sponsored the creation of two statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. The Company has dissolved three statutory trusts, in August 2013, October 2013, and January 2014, respectively, after the Company repurchased all of the respective trusts’ trust preferred securities.
In accordance with ASC 810-10-55, Consolidation - Overall - Implementation Guidance and Illustrations - Variable Interest Entities, these statutory trusts created by, or assumed by, the Company are not consolidated into the Company’s financial statements; however, the Company reflects the amounts of junior subordinated debentures payable to the preferred stockholders of statutory trusts as debt in its financial statements. As of both December 31, 2015, and 2014, all $100.0 million, of the net balance of these trust preferred securities qualified as Tier 1 capital.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

26.    SELECTED QUARTERLY DATA (UNAUDITED)
The following tables present selected quarterly financial data for 2015 and 2014:

	2015 (1)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Revenues
Net interest income	$48,140	$46,473	$45,085	$46,072
Fees and other income	37,718	39,446	42,660	41,345
Total revenues	85,858	85,919	87,745	87,417
Provision/ (credit) for loan losses	(1,655)	2,600	—	(2,500)
Operating expense	67,407	61,929	62,418	63,427
Income before income taxes	20,106	21,390	25,327	26,490
Income tax expense	5,638	8,182	8,000	8,572
Net income from discontinued operations	1,455	1,316	1,546	2,094
Less: Net income attributable to noncontrolling interests	921	994	1,263	1,229
Net income attributable to the Company	$15,002	$13,530	$17,610	$18,783
Net earnings per share attributable to the Company’s common shareholders:
Basic earnings per share (2)	$0.17	$0.17	$0.20	$0.22
Diluted earnings per share (2)	$0.17	$0.16	$0.20	$0.21

	2014 (1)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Revenues
Net interest income	$44,128	$44,783	$46,268	$44,522
Fees and other income	39,922	33,769	34,374	32,733
Total revenues	84,050	78,552	80,642	77,255
Provision/ (credit) for loan losses	2,400	(2,600)	(5,000)	(1,200)
Operating expense	63,760	53,999	54,402	54,968
Income before income taxes	17,890	27,153	31,240	23,487
Income tax expense	5,901	8,993	10,333	7,138
Net income from discontinued operations	1,510	1,272	1,450	1,928
Less: Net income attributable to noncontrolling interests	1,322	1,167	1,025	1,236
Net income attributable to the Company	$12,177	$18,265	$21,332	$17,041
Net earnings per share attributable to the Company’s common shareholders:
Basic earnings per share (2)	$0.14	$0.22	$0.26	$0.20
Diluted earnings per share (2)	$0.13	$0.22	$0.25	$0.20
___________________

(1)	Due to rounding, the sum of the four quarters may not add to the year to date total.

(2)	Includes the effect of adjustments to net income attributable to the Company to arrive at net income attributable to common shareholders.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Boston Private Financial Holdings, Inc.:
We have audited the accompanying consolidated balance sheets of Boston Private Financial Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boston Private Financial Holdings, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Boston Private Financial Holdings, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/  KPMG LLP
Boston, Massachusetts
February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Boston Private Financial Holdings, Inc.:
We have audited Boston Private Financial Holdings, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Boston Private Financial Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Boston Private Financial Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Boston Private Financial Holdings, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 26, 2016 expressed an unqualified opinion on those consolidated financial statements.
/s/  KPMG LLP
Boston, Massachusetts
February 26, 2016

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.CONTROLS AND PROCEDURES
A.Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, as of the end of the period covered by this report, the effectiveness of the design and operation of its disclosure controls and procedures.
Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of December 31, 2015 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries:

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, the Company used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, the Company believes that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on the criteria established by Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission COSO.
KPMG LLP, the independent registered public accounting firm that reported on the Company’s consolidated financial statements, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. This report can be found at the end of Part II. Item 8. “Financial Statements and Supplementary Data.”
C.Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting in 2015.

ITEM 9B.OTHER INFORMATION
On February 23, 2016 the Company received a notice of non-objection from the Federal Reserve for a share repurchase program of up to $20 million of the Company’s outstanding common shares. Under the program, shares may be repurchased from time to time in the open market for a two-year period. The Company’s board of directors approved the program, subject to regulatory non-objection, on January 27, 2016.

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

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
Financial Statements and Exhibits

1.Financial Statements

2.Financial Schedules
None.

3.    Exhibits

Exhibit Number	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed or Furnished with this 10-K
3.1	Restated Articles of Organization of Boston Private Financial Holdings, Inc.	8-K	8/2/2010	3.1
3.2	Amended and Restated By-Laws of Boston Private Financial Holdings, Inc.	8-K	8/2/2010	3.2
3.3	Articles of Amendment of Boston Private Financial Holdings, Inc.	8-K	5/2/2012	3.1
3.4	Articles of Amendment of Boston Private Financial Holdings, Inc.	8-K	4/22/2013	3.1
3.5	Articles of Amendment of Boston Private Financial Holdings, Inc.	8-A	4/24/2013	3.5
4.1	Form of Warrant for Purchase of Shares of Common Stock (included as part of Exhibit 10.47)	8-A	2/2/2011	4.1
4.2	Master Deposit Agreement, dated April 24, 2013, by and among the Registrant, Computershare Trust Company, N.A., and Computershare Inc., collectively, as depositary, and the holders from time to time of the depositary receipts described therein.	8-A	4/24/2013	4.1
4.3	Form of Certificate Representing Series D Preferred Stock	8-A	4/24/2013	4.2
*10.1	Employee Incentive Stock Option Plan of Boston Private Financial Holdings, Inc.	S-1	4/1/1991	10.1
*10.2	Employee Incentive Compensation Plan of Boston Private Financial Holdings, Inc.	S-1	4/1/1991	10.2
*10.3	Boston Private Financial Holdings, Inc. 2001 Employee Stock Purchase Plan (As Amended and Restated as of January 1, 2010)	10-Q	5/7/2010	10.1
*10.4	Boston Private Financial Holdings, Inc. 2006 Non-Qualified Employee Stock Purchase Plan	S-8	6/2/2006	99.1
*10.5	1998 Amendment and Restatement of Directors’ Stock Option Plan of Boston Private Financial Holdings, Inc., as amended February 7, 2003	10-K	3/12/2004	10.21
*10.6	Boston Private Financial Holdings, Inc. 2004 Stock Option and Incentive Plan	S-8	6/15/2004	99.1
*10.7	Form of Non-Qualified Stock Option Agreement for Employees under the Boston Private Financial Holdings, Inc. 2004 Stock Option and Incentive Plan	8-K	12/20/2006	10.1

Exhibit Number	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed or Furnished with this 10-K
*10.8	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Boston Private Financial Holdings, Inc. 2004 Stock Option and Incentive Plan	8-K	12/20/2006	10.2
*10.9	Form of Restricted Stock Award under the Boston Private Financial Holdings, Inc. 2004 Stock Option and Incentive Plan	8-K	12/20/2006	10.3
*10.10	Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	S-8	5/14/2009	99.1
*10.11	Form of Non-Qualified Stock Option Agreement for Employees under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-K	3/13/2012	10.11
*10.12	Form of Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	8/7/2009	10.3
*10.13	Form of Performance Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-K	3/11/2011	10.13
*10.14	Form of Amendment to Performance Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-K	3/11/2011	10.14
*10.15	Form of Non-Qualified Stock Option Agreement for Employees under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	8/5/2011	10.4
*10.16	Form of Restricted Stock Agreement under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	8/5/2011	10.2
*10.17	Form of Performance Restricted Stock Agreement under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	8/5/2011	10.3
*10.18	Form of Restricted Stock Agreement Under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	5/8/2012	10.1
*10.19	Form of Performance Stock Agreement Under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	5/8/2012	10.2
*10.20	Form of Stock Option Agreement Under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	5/8/2012	10.3
*10.21	Boston Private Financial Holdings, Inc. Amended and Restated 1997 Long-Term Incentive Plan	10-K	3/13/2002	10.16
*10.22	Boston Private Financial Holdings, Inc. Deferred Compensation Plan, As Amended and Restated as of January 1, 2009	10-K	3/12/2010	10.44
*10.23	Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	8-K	6/8/2010	10.2
*10.24	First Amendment to Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	8-K	8/2/2010	10.1
*10.25	Inducement Restricted Stock Award Agreement Under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, dated August 2, 2010, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	8-K	8/2/2010	10.2
*10.26	Time-Based Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, dated August 2, 2010, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	8-K	8/2/2010	10.3
*10.27	Vesting Clarification Letter, dated March 8, 2012, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	10-K	3/13/2012	10.25

Exhibit Number	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed or Furnished with this 10-K
*10.28	2009 Performance Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, dated August 2, 2010, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	8-K	8/2/2010	10.4
*10.29	Amendment to 2009 Performance Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, dated March 10, 2011, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	10-K	3/11/2011	10.22
*10.30	2010 Performance Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, dated August 2, 2010, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	8-K	8/2/2010	10.5
*10.31	Amendment to 2010 Performance Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, dated March 10, 2011, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	10-K	3/11/2011	10.24
*10.32	Boston Private Financial Holdings, Inc. Executive Bonus Plan	8-K	2/3/2009	10.4
*10.33	Annual Executive Incentive Plan of Boston Private Financial Holdings, Inc.	8-K	5/2/2011	99.1
*10.34	Employment Agreement, dated June 7, 2010, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	8-K	6/8/2010	10.1
*10.35	Employment Agreement dated March 29, 2011 by and between Boston Private Financial Holdings, Inc. and Mark D. Thompson	8-K	3/31/2011	10.1
*10.36	Vesting Clarification Letter, dated March 8, 2012, by and between Boston Private Financial Holdings, Inc. and Mark D. Thompson	10-K	3/13/2012	10.13
*10.37	Change in Control Protection Agreement, dated November 21, 2003, by and between Boston Private Financial Holdings, Inc. and Margaret W. Chambers	10-K	3/15/2005	10.24
*10.38	Change in Control Protection Agreement, dated January 28, 2009, by and between Boston Private Financial Holdings, Inc. and David J. Kaye	8-K	2/3/2009	10.2
*10.39	Letter Agreement, dated July 3, 2007, by and between Boston Private Financial Holdings, Inc. and David J. Kaye	10-Q	11/6/2009	10.1
*10.40	Change in Control Protection Agreement, dated January 28, 2009, by and between Boston Private Financial Holdings, Inc. and Martha T. Higgins	8-K	2/3/2009	10.3
10.41	Indenture, dated October 12, 2004, between Boston Private Financial Holdings, Inc. and Sun Trust Bank, as debenture trustee	8-K	10/15/2004	10.1
10.42	Guarantee Agreement, dated as of October 12, 2004, by Boston Private Financial Holdings, Inc. and Sun Trust Bank, as trustee, for the benefit of the holders from time to time of the Trust Preferred Securities and Trust Common Securities of Boston Private Capital Trust I	8-K	10/15/2004	10.2
10.43	Amended and Restated Declaration of Trust of Boston Private Capital Trust I, dated October 12, 2004	8-K	10/15/2004	10.3
10.44	Indenture, dated September 27, 2005, between Boston Private Financial Holdings, Inc. and Wilmington Trust Company, as debenture trustee	8-K	9/30/2005	10.1
10.45	Guarantee Agreement, dated as of September 27, 2005, by Boston Private Financial Holdings, Inc. and Wilmington Trust Company, as trustee, for the benefit of the holders from time to time of the Capital Securities of Boston Private Capital Trust II	8-K	9/30/2005	10.2
10.46	Amended and Restated Declaration of Trust of Boston Private Capital Trust II, dated September 27, 2005	8-K	9/30/2005	10.3

Exhibit Number	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed or Furnished with this 10-K
10.47	Warrant Agreement, dated February 1, 2011, among Boston Private Financial Holdings, Inc., Computershare, Inc. and Computershare Trust Company, N.A.	8-A	2/2/2011	4.1
*10.48	Retirement Agreement, dated November 4, 2015, by and between the Company and Mark D. Thompson	8-K	11/9/2015	10.1
14.1	Code of Business Conduct and Ethics	10-K	2/28/2014	14.1
21.1	List of Subsidiaries of Boston Private Financial Holdings, Inc.				Filed
23.1	Consent of KPMG LLP, an independent registered public accounting firm				Filed
31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*    Represents management contract or compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this day, February 26, 2016.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

By:	/s/ CLAYTON G. DEUTSCH
Clayton G. Deutsch
Chief Executive Officer and President (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated.

/s/ CLAYTON G. DEUTSCH	Chief Executive Officer, President and Director (Principal Executive Officer)	February 26, 2016
Clayton G. Deutsch

/s/ DAVID J. KAYE	Executive Vice President, Chief Financial and Administrative Officer (Principal Financial Officer)	February 26, 2016
David J. Kaye

/s/ JOSEPH D. REGAN	Senior Vice President and Controller (Principal Accounting Officer)	February 26, 2016
Joseph D. Regan

/s/ STEPHEN M. WATERS	Chairman	February 26, 2016
Stephen M. Waters

/s/ DEBORAH F. KUENSTNER	Director	February 26, 2016
Deborah F. Kuenstner

/s/ GLORIA C. LARSON	Director	February 26, 2016
Gloria C. Larson

/s/ JOHN MORTON III	Director	February 26, 2016
John Morton III

/s/ DANIEL P. NOLAN	Director	February 26, 2016
Daniel P. Nolan

/s/ BRIAN G. SHAPIRO	Director	February 26, 2016
Brian G. Shapiro

/s/ KIMBERLY S. STEVENSON	Director	February 26, 2016
Kimberly S. Stevenson

/s/ DONNA C. WELLS	Director	February 26, 2016
Donna C. Wells

/s/ LIZABETH H. ZLATKUS	Director	February 26, 2016
Lizabeth H. Zlatkus