Form 10-Q
period 2016-03-31
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2016-05-05
CIK 821127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 2, 2016:

Common Stock, Par Value $1.00 Per Share	82,941,914
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION, ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2016	December 31, 2015
	(In thousands, except share and per share data)
Assets:
Cash and cash equivalents	$113,946	$238,694
Investment securities available-for-sale (amortized cost of $1,135,880 and $1,084,105 at March 31, 2016 and December 31, 2015, respectively)	1,151,529	1,084,510
Investment securities held-to-maturity (fair value of $112,861 and $116,384 at March 31, 2016 and December 31, 2015, respectively)	111,337	116,352
Stock in Federal Home Loan Banks	34,202	35,181
Loans held for sale	5,383	8,072
Total loans	5,658,181	5,719,212
Less: Allowance for loan losses	76,427	78,500
Net loans	5,581,754	5,640,712
Other real estate owned (“OREO”)	98	776
Premises and equipment, net	31,575	31,036
Goodwill	152,082	152,082
Intangible assets, net	31,422	33,007
Fees receivable	11,041	11,258
Accrued interest receivable	17,590	17,950
Deferred income taxes, net	43,164	51,699
Other assets	128,540	121,179
Total assets	$7,413,663	$7,542,508
Liabilities:
Deposits	$5,786,860	$6,040,437
Securities sold under agreements to repurchase	63,182	58,215
Federal funds purchased	40,000	—
Federal Home Loan Bank borrowings	523,952	461,324
Junior subordinated debentures	106,363	106,363
Other liabilities	114,223	111,468
Total liabilities	6,634,580	6,777,807
Redeemable Noncontrolling Interests	16,938	18,088
Shareholders’ Equity:
Preferred stock, $1.00 par value; authorized: 2,000,000 shares; Series D, 6.95% Non-Cumulative Perpetual, issued and outstanding: 50,000 shares at March 31, 2016 and December 31, 2015; liquidation preference: $1,000 per share	47,753	47,753
Common stock, $1.00 par value; authorized: 170,000,000 shares; issued and outstanding: 83,023,755 shares at March 31, 2016 and 83,410,961 shares at December 31, 2015	83,024	83,411
Additional paid-in capital	599,825	600,670
Retained earnings	21,740	12,886
Accumulated other comprehensive income/ (loss)	6,687	(1,500)
Total Company’s shareholders’ equity	759,029	743,220
Noncontrolling interests	3,116	3,393
Total shareholders’ equity	762,145	746,613
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$7,413,663	$7,542,508
See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended March 31,
	2016	2015
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$50,046	$48,000
Taxable investment securities	1,594	995
Non-taxable investment securities	1,390	1,021
Mortgage-backed securities	3,065	2,614
Federal funds sold and other	507	234
Total interest and dividend income	56,602	52,864
Interest expense:
Deposits	4,182	3,892
Federal Home Loan Bank borrowings	1,953	1,931
Junior subordinated debentures	578	956
Repurchase agreements and other short-term borrowings	10	13
Total interest expense	6,723	6,792
Net interest income	49,879	46,072
Provision/ (credit) for loan losses	(3,133)	(2,500)
Net interest income after provision/ (credit) for loan losses	53,012	48,572
Fees and other income:
Investment management fees	10,658	11,714
Wealth advisory fees	12,712	12,675
Wealth management and trust fees	10,916	13,558
Other banking fee income	3,233	1,910
Gain on sale of loans, net	209	303
Gain on sale of investments, net	1	8
Gain/ (loss) on OREO, net	280	89
Other	13	1,088
Total fees and other income	38,022	41,345
Operating expense:
Salaries and employee benefits	42,560	42,127
Occupancy and equipment	9,587	9,035
Professional services	3,515	3,021
Marketing and business development	2,170	1,348
Contract services and data processing	1,679	1,437
Amortization of intangibles	1,586	1,602
FDIC insurance	1,020	1,011
Restructuring	1,112	—
Other	3,480	3,846
Total operating expense	66,709	63,427
Income before income taxes	24,325	26,490
Income tax expense	7,438	8,572
Net income from continuing operations	16,887	17,918
Net income from discontinued operations	2,065	2,094
Net income before attribution to noncontrolling interests	18,952	20,012
(Continued)

	Three months ended March 31,
	2016	2015
	(In thousands, except share and per share data)
Less: Net income attributable to noncontrolling interests	911	1,229
Net income attributable to the Company	$18,041	$18,783
Adjustments to net income attributable to the Company to arrive at net income attributable to common shareholders	$(289)	$(963)
Net income attributable to common shareholders for earnings per share calculation	$17,752	$17,820
Basic earnings per share attributable to common shareholders:
From continuing operations:	$0.19	$0.19
From discontinued operations:	$0.03	$0.03
Total attributable to common shareholders:	$0.22	$0.22
Weighted average basic common shares outstanding	81,301,499	80,514,359
Diluted earnings per share attributable to common shareholders:
From continuing operations:	$0.19	$0.19
From discontinued operations:	$0.02	$0.02
Total attributable to common shareholders:	$0.21	$0.21
Weighted average diluted common shares outstanding	83,455,763	82,935,928

 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended March 31,
	2016	2015
	(In thousands)
Net income attributable to the Company	$18,041	$18,783
Other comprehensive income/ (loss), net of tax:
Unrealized gain/ (loss) on securities available-for-sale	9,088	2,331
Reclassification adjustment for net realized gain/ (loss) included in net income	1	5
Net unrealized gain/ (loss) on securities available-for-sale	9,087	2,326
Unrealized gain/ (loss) on cash flow hedges	(1,146)	(1,100)
Reclassification adjustment for net realized gain/ (loss) included in net income	(246)	(591)
Net unrealized gain/ (loss) on cash flow hedges	(900)	(509)
Net unrealized gain/ (loss) on other	—	—
Other comprehensive income/ (loss), net of tax	8,187	1,817
Total comprehensive income attributable to the Company, net	$26,228	$20,600
 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/ (Loss)	Non- controlling Interests	Total
	(In thousands, except share data)
Balance, December 31, 2014	$47,753	$82,962	$610,903	$(37,396)	$(697)	$386	$703,911
Net income attributable to the Company	—	—	—	18,783	—	—	18,783
Other comprehensive income/ (loss), net	—	—	—	—	1,817	—	1,817
Dividends paid to common shareholders: $0.09 per share	—	—	(7,424)	—	—	—	(7,424)
Dividends paid to preferred shareholders	—	—	(869)	—	—	—	(869)
Net change in noncontrolling interests	—	—	—	—	—	2,215	2,215
Net proceeds from issuance of:
59,315 shares of common stock	—	59	620	—	—	—	679
87,960 shares of incentive stock grants, net of 78,643 shares canceled or forfeited and 18,194 shares withheld for employee taxes	—	(9)	(220)	—	—	—	(229)
Amortization of stock compensation and employee stock purchase plan	—	—	1,779	—	—	—	1,779
Stock options exercised	—	40	250	—	—	—	290
Tax benefit/ (deficiency) from certain stock compensation awards	—	—	(415)	—	—	—	(415)
Other equity adjustments	—	—	(478)	—	—	—	(478)
Balance, March 31, 2015	$47,753	$83,052	$604,146	$(18,613)	$1,120	$2,601	$720,059

Balance, December 31, 2015	$47,753	$83,411	$600,670	$12,886	$(1,500)	$3,393	$746,613
Net income attributable to the Company	—	—	—	18,041	—	—	18,041
Other comprehensive income/ (loss), net	—	—	—	—	8,187	—	8,187
Dividends paid to common shareholders: $0.10 per share	—	—	—	(8,318)	—	—	(8,318)
Dividends paid to preferred shareholders	—	—	—	(869)	—	—	(869)
Net change in noncontrolling interests	—	—	—	—	—	(277)	(277)
Repurchase of 245,000 shares of common stock	—	(245)	(2,505)	—	—	—	(2,750)
Net proceeds from issuance of:
76,596 shares of common stock	—	77	662	—	—	—	739
51,810 shares of incentive stock grants, net of 294,524 shares canceled or forfeited and 14,480 shares withheld for employee taxes	—	(257)	96	—	—	—	(161)
Amortization of stock compensation and employee stock purchase plan	—	—	(442)	—	—	—	(442)
Stock options exercised	—	38	243	—	—	—	281
Tax benefit/ (deficiency) from certain stock compensation awards	—	—	(658)	—	—	—	(658)
Other equity adjustments	—	—	1,759	—	—	—	1,759
Balance, March 31, 2016	$47,753	$83,024	$599,825	$21,740	$6,687	$3,116	$762,145

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income attributable to the Company	$18,041	$18,783
Adjustments to arrive at net income from continuing operations
Net income attributable to noncontrolling interests	911	1,229
Less: Net income from discontinued operations	(2,065)	(2,094)
Net income from continuing operations	16,887	17,918
Adjustments to reconcile net income from continuing operations to net cash provided by/ (used in) operating activities:
Depreciation and amortization	5,196	5,587
Net income attributable to noncontrolling interests	(911)	(1,229)
Equity issued as compensation, net of cancellations	(442)	1,779
Provision/ (credit) for loan losses	(3,133)	(2,500)
Loans originated for sale	(18,411)	(38,131)
Proceeds from sale of loans held for sale	21,309	34,963
Deferred income tax expense/ (benefit)	2,348	314
Net decrease/ (increase) in other operating activities	(4,163)	(11,047)
Net cash provided by/ (used in) operating activities of continuing operations	18,680	7,654
Net cash provided by/ (used in) operating activities of discontinued operations	2,065	2,094
Net cash provided by/ (used in) operating activities	20,745	9,748
Cash flows from investing activities:
Available-for-sale investment securities:
Purchases	(100,759)	(180,244)
Sales	15,292	5,015
Maturities, calls, redemptions, and principal payments	32,051	35,572
Held-to-maturity investment securities:
Purchases	—	—
Principal payments	4,851	5,543
(Investments)/ distributions in trusts, net	(240)	(322)
(Purchase)/ redemption of Federal Home Loan Banks stock	979	(480)
Net (increase)/ decrease in portfolio loans	57,880	(25,485)
Proceeds from recoveries of loans previously charged-off	4,076	3,979
Proceeds from sale of OREO	958	—
Capital expenditures, net of sale proceeds	(2,284)	(504)
Net cash provided by/ (used in) investing activities of continuing operations	12,804	(156,926)
Net cash provided by/ (used in) investing activities	12,804	(156,926)
(Continued)

	Three months ended March 31,
	2016	2015
	(In thousands)
Cash flows from financing activities:
Net increase/ (decrease) in deposits	(253,577)	(80,472)
Net increase/ (decrease) in securities sold under agreements to repurchase	4,967	21,741
Net increase/ (decrease) in federal funds purchased	40,000	50,000
Net increase/ (decrease) in short-term Federal Home Loan Bank borrowings	70,000	70,000
Advances of long-term Federal Home Loan Bank borrowings	25,800	10,000
Repayments of long-term Federal Home Loan Bank borrowings	(33,172)	(128)
Dividends paid to common shareholders	(8,318)	(7,424)
Dividends paid to preferred shareholders	(869)	(869)
Repurchase of common stock	(2,750)	—
Tax benefit/ (deficiency) from certain stock compensation awards	(658)	(415)
Proceeds from stock option exercises	281	290
Proceeds from issuance of common stock, net	578	450
Distributions paid to noncontrolling interests	(846)	(1,060)
Other equity adjustments	267	574
Net cash provided by/ (used in) financing activities of continuing operations	(158,297)	62,687
Net cash provided by/ (used in) financing activities	(158,297)	62,687
Net increase/ (decrease) in cash and cash equivalents	(124,748)	(84,491)
Cash and cash equivalents at beginning of year	238,694	172,609
Cash and cash equivalents at end of period	$113,946	$88,118
Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$6,717	$6,574
Cash paid for income taxes, net of (refunds received)	3,785	1,890
Change in unrealized gain/ (loss) on available-for-sale securities, net of tax	9,087	2,326
Change in unrealized gain/ (loss) on cash flow hedges, net of tax	(900)	(509)
Change in unrealized gain/ (loss) on other, net of tax	—	—
Non-cash transactions:
Loans charged-off	(3,016)	(54)

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
The Private Banking segment is comprised of the banking operations of Boston Private Bank & Trust Company (the “Bank” or “Boston Private Bank”), a trust company chartered by The Commonwealth of Massachusetts, insured by the Federal Deposit Insurance Corporation (the “FDIC”), and a wholly-owned subsidiary of the Company. Boston Private Bank currently operates in three geographic markets: New England, San Francisco Bay Area, and Southern California.
The Wealth Management and Trust segment is comprised of the operations of Boston Private Wealth LLC (“Boston Private Wealth”), a wholly-owned subsidiary of Boston Private Bank, and the trust operations of Boston Private Bank. The segment offers investment management, wealth management, family office, and trust services to individuals, families, and institutions. The Wealth Management and Trust segment operates in New England; South Florida; Texas; California; Madison, Wisconsin; and the Washington, D.C. area.
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
The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (“SEC”). Prior period amounts are reclassified whenever necessary to conform to the current period presentation.
The Company’s significant accounting policies are described in Part II. Item 8. “Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC. For interim reporting purposes, the Company follows the same significant accounting policies.

2.    Earnings Per Share
The treasury stock method of calculating earnings per share (“EPS”) is presented below for the three months ended March 31, 2016 and 2015. The following tables present the computations of basic and diluted EPS:

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended March 31,
	2016	2015
(In thousands, except share and per share data)
Basic earnings per share - Numerator:
Net income from continuing operations	$16,887	$17,918
Less: Net income attributable to noncontrolling interests	911	1,229
Net income from continuing operations attributable to the Company	15,976	16,689
Decrease/ (increase) in noncontrolling interests’ redemption values (1)	580	(94)
Dividends on preferred stock	(869)	(869)
Total adjustments to income attributable to common shareholders (2)	(289)	(963)
Net income from continuing operations attributable to common shareholders, treasury stock method (2)	15,687	15,726
Net income from discontinued operations (2)	2,065	2,094
Net income attributable to common shareholders, treasury stock method (2)	$17,752	$17,820

Basic earnings per share - Denominator:
Weighted average basic common shares outstanding	81,301,499	80,514,359
Per share data - Basic earnings per share from:
Continuing operations	$0.19	$0.19
Discontinued operations	$0.03	$0.03
Total attributable to common shareholders	$0.22	$0.22

	Three months ended March 31,
	2016	2015
(In thousands, except share and per share data)
Diluted earnings per share - Numerator:
Net income from continuing operations attributable to common shareholders, after assumed dilution (2)	$15,687	$15,726
Net income from discontinued operations	2,065	2,094
Net income attributable to common shareholders, after assumed dilution	$17,752	$17,820
Diluted earnings per share - Denominator:
Weighted average basic common shares outstanding	81,301,499	80,514,359
Dilutive effect of:
Stock options and performance-based and time-based restricted stock (2), (3)	1,224,325	1,269,211
Warrants to purchase common stock (3)	929,939	1,152,358
Dilutive common shares	2,154,264	2,421,569
Weighted average diluted common shares outstanding (2), (3)	83,455,763	82,935,928
Per share data - Diluted earnings per share from:
Continuing operations	$0.19	$0.19
Discontinued operations	$0.02	$0.02
Total attributable to common shareholders	$0.21	$0.21
Dividends per share declared and paid on common stock	$0.10	$0.09
_____________________

(1)
See Part II. Item 8. “Financial Statements and Supplementary Data—Note 14: Noncontrolling Interests” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a description of the redemption values related to the redeemable noncontrolling interests. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), an increase in redemption value from period to period reduces income attributable to common shareholders. Decreases in redemption value from period to period increase income attributable to common shareholders, but only to the extent that the

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

cumulative change in redemption value remains a cumulative increase since adoption of this standard in the first quarter of 2009.

(2)
The Company presents its EPS based on the treasury stock method. The Company reverted to the treasury stock presentation from the two-class presentation due to the immaterial number of participating shares outstanding as of March 31, 2016. If the EPS presentation had been based on the two-class method, the following adjustments would have been made to the presentation of EPS for the three months ended March 31, 2016. Net income attributable to common shareholders would have been reduced by an additional $4 thousand, and the allocation of net income to participating securities would have been $6 thousand, reducing net income attributable to common shareholders by a total of $10 thousand. Basic EPS would not change. Weighted average diluted shared outstanding would have been reduced by 37,298 shares. Diluted EPS would not change.

If the EPS presentation had been based on the two-class method, the following adjustments would have been made to the presentation of EPS for the three months ended March 31, 2015. Net income attributable to common shareholders would have been reduced by an additional $43 thousand, and the allocation of net income to participating securities would have been $60 thousand, reducing net income attributable to common shareholders by a total of $103 thousand. Basic EPS would not change. Weighted average diluted shared outstanding would have been reduced by 341,603 shares. Diluted EPS would not change.

(3)
The diluted EPS computations for the three months ended March 31, 2016 and 2015 do not assume the conversion, exercise, or contingent issuance of the following shares for the following periods because the result would have been anti-dilutive for the periods indicated. As a result of the anti-dilution, the potential common shares excluded from the diluted EPS computation are as follows:

	Three months ended March 31,
(In thousands)	2016	2015
Shares excluded due to exercise price exceeding the average market price of common shares during the period (total outstanding):
Potential common shares from:
Stock options, restricted stock, or other dilutive securities	387	660
Total shares excluded due to exercise price exceeding the average market price of common shares during the period	387	660

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
Measurement of Segment Profit and Assets
The accounting policies of the segments are the same as those described in Part II. Item 8. “Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Revenues, expenses, and assets are recorded by each segment, and separate financial statements are reviewed by their management and the Company’s segment chief executive officers.
Reconciliation of Reportable Segment Items
The following tables present a reconciliation of the revenues, profits, assets, and other significant items of reportable segments as of and for the three months ended March 31, 2016 and 2015. Interest expense on junior subordinated debentures is reported at the Holding Company.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended March 31,
	2016	2015
Private Banking	(In thousands)
Net interest income	$50,420	$46,990
Fees and other income	3,378	2,784
Total revenues	53,798	49,774
Provision/ (credit) for loan losses	(3,133)	(2,500)
Operating expense	31,275	28,805
Income before income taxes	25,656	23,469
Income tax expense	8,374	7,768
Net income from continuing operations	17,282	15,701
Net income attributable to the Company	$17,282	$15,701

Assets	$7,250,371	$6,688,472
Amortization of intangibles	$—	$46
Depreciation	$1,146	$1,205

	Three months ended March 31,
	2016	2015
Wealth Management and Trust	(In thousands)
Fees and other income	$11,056	$13,957
Operating expense (1)	15,852	12,331
Income/ (loss) before income taxes	(4,796)	1,626
Income tax expense/ (benefit)	(1,939)	694
Net income/ (loss) from continuing operations	(2,857)	932
Net income/ (loss) attributable to the Company	$(2,857)	$932

Assets	$84,253	$79,139
AUM	$7,137,000	$9,305,000
Amortization of intangibles	$745	$571
Depreciation	$231	$187

	Three months ended March 31,
	2016	2015
Investment Management	(In thousands)
Net interest income	$4	$6
Fees and other income	10,659	11,722
Total revenues	10,663	11,728
Operating expense	8,024	8,686
Income before income taxes	2,639	3,042
Income tax expense	879	1,002
Net income from continuing operations	1,760	2,040
Noncontrolling interests	477	637
Net income attributable to the Company	$1,283	$1,403

Assets	$93,396	$101,036
AUM	$9,838,000	$10,730,000
Amortization of intangibles	$650	$739
Depreciation	$73	$70

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended March 31,
	2016	2015
Wealth Advisory	(In thousands)
Net interest income	$3	$2
Fees and other income	12,742	12,707
Total revenues	12,745	12,709
Operating expense	9,694	9,132
Income before income taxes	3,051	3,577
Income tax expense	1,148	1,321
Net income from continuing operations	1,903	2,256
Noncontrolling interests	434	588
Net income attributable to the Company	$1,469	$1,668

Assets	$74,901	$76,042
AUM	$9,857,000	$10,012,000
Amortization of intangibles	$191	$246
Depreciation	$215	$211

	Three months ended March 31,
	2016	2015
Holding Company and Eliminations	(In thousands)
Net interest income	$(548)	$(926)
Fees and other income	187	175
Total revenues	(361)	(751)
Operating expense	1,864	4,473
Income/ (loss) before income taxes	(2,225)	(5,224)
Income tax expense/ (benefit)	(1,024)	(2,213)
Net income/ (loss) from continuing operations	(1,201)	(3,011)
Noncontrolling interests	—	4
Discontinued operations (2)	2,065	2,094
Net income/ (loss) attributable to the Company	$864	$(921)

Assets	$(89,258)	$(74,917)
AUM	$(21,000)	$(22,000)
Depreciation	$11	$31

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended March 31,
	2016	2015
Total Company	(In thousands)
Net interest income	$49,879	$46,072
Fees and other income	38,022	41,345
Total revenues	87,901	87,417
Provision/ (credit) for loan losses	(3,133)	(2,500)
Operating expense	66,709	63,427
Income before income taxes	24,325	26,490
Income tax expense	7,438	8,572
Net income from continuing operations	16,887	17,918
Noncontrolling interests	911	1,229
Discontinued operations	2,065	2,094
Net income attributable to the Company	$18,041	$18,783

Assets	$7,413,663	$6,869,772
AUM	$26,811,000	$30,025,000
Amortization of intangibles	$1,586	$1,602
Depreciation	$1,676	$1,704
____________

(1)	Operating expense for 2016 includes $1.1 million in restructuring expenses related to the Wealth Management and Trust segment. Operating expense for 2015 includes no restructuring expenses.

(2)
Net income from discontinued operations for the three month periods ended March 31, 2016 and 2015 of $2.1 million in both periods is included in Holding Company and Eliminations in the calculation of net income attributable to the Company.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

4.    Investments
The following table presents a summary of investment securities:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
As of March 31, 2016
Available-for-sale securities at fair value:
U.S. government and agencies	$30,911	$481	$(4)	$31,388
Government-sponsored entities	344,945	5,585	—	350,530
Municipal bonds	264,375	7,334	(95)	271,614
Mortgage-backed securities (1)	477,488	3,657	(1,595)	479,550
Other	18,161	291	(5)	18,447
Total	$1,135,880	$17,348	$(1,699)	$1,151,529

Held-to-maturity securities at amortized cost:
Mortgage-backed securities (1)	$111,337	$1,524	$—	$112,861
Total	$111,337	$1,524	$—	$112,861

As of December 31, 2015
Available-for-sale securities at fair value:
U.S. government and agencies	$21,214	$64	$(27)	$21,251
Government-sponsored entities	345,033	874	(1,345)	344,562
Municipal bonds	263,661	5,099	(116)	268,644
Mortgage-backed securities (1)	431,446	1,329	(5,734)	427,041
Other	22,751	268	(7)	23,012
Total	$1,084,105	$7,634	$(7,229)	$1,084,510

Held-to-maturity securities at amortized cost:
Mortgage-backed securities (1)	$116,352	$294	$(262)	$116,384
Total	$116,352	$294	$(262)	$116,384
___________________

(1)	All mortgage-backed securities are guaranteed by U.S. government agencies or Government-sponsored entities.
The following table presents the maturities of available-for-sale investment securities, based on contractual maturity, as of March 31, 2016. Certain securities are callable before their final maturity. Additionally, certain securities (such as mortgage-backed securities) are shown within the table below based on their final (contractual) maturity, but due to prepayments and amortization are expected to have shorter lives.

	Available-for-sale Securities
	Amortized cost	Fair value
	(In thousands)
Within one year	$78,573	$78,999
After one, but within five years	339,665	345,000
After five, but within ten years	199,337	203,373
Greater than ten years	518,305	524,157
Total	$1,135,880	$1,151,529

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the maturities of held-to-maturity investment securities, based on contractual maturity, as of March 31, 2016.

	Held-to-maturity Securities
	Amortized cost	Fair value
	(In thousands)
Within one year	$—	$—
After one, but within five years	—	—
After five, but within ten years	—	—
Greater than ten years	111,337	112,861
Total	$111,337	$112,861
The following table presents the proceeds from sales, gross realized gains and gross realized losses for available-for-sale securities that were sold during the following periods:

	Three months ended March 31,
	2016	2015
	(In thousands)
Proceeds from sales	$15,292	$5,015
Realized gains	2	8
Realized losses	(1)	—
The following table presents information regarding securities as of March 31, 2016 having temporary impairment, due to the fair values having declined below the amortized cost of the individual securities, and the time period that the investments have been temporarily impaired.

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	# of securities
Available-for-sale securities	(In thousands)
U.S. government and agencies	$—	$—	$729	$(4)	$729	$(4)	2
Government-sponsored entities	—	—	—	—	—	—	—
Municipal bonds	10,635	(29)	2,772	(66)	13,407	(95)	10
Mortgage-backed securities (1)	26,422	(150)	101,846	(1,445)	128,268	(1,595)	38
Other	70	(3)	12	(2)	82	(5)	9
Total	$37,127	$(182)	$105,359	$(1,517)	$142,486	$(1,699)	59

Held-to-maturity securities
Mortgage-backed securities (1)	$—	$—	$—	$—	$—	$—	—
Total	$—	$—	$—	$—	$—	$—	—
___________________

(1)	All mortgage-backed securities are guaranteed by U.S. government agencies or Government-sponsored entities.
The U.S. government and agencies securities, and mortgage-backed securities in the table above had current Standard and Poor’s credit ratings of AA+. The municipal bonds in the table above had current Standard and Poor’s credit ratings of at least AA. The other securities consisted of equity securities. At March 31, 2016, the Company does not consider these investments other-than-temporarily impaired because the decline in fair value on investments is primarily attributed to changes in interest rates and not credit quality.
At March 31, 2016 and 2015, the amount of investment securities in an unrealized loss position greater than 12 months, as well as in total, was primarily due to changes in interest rates. The Company has no intent to sell any securities in an unrealized loss position at March 31, 2016 and it is not more likely than not that the Company would be forced to sell any of

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

these securities prior to the full recovery of all unrealized loss amounts. Subsequent to March 31, 2016 and through the date of the filing of this Annual Report on Form 10-Q, no securities were downgraded to below investment grade, nor were any securities in an unrealized loss position sold.
Cost method investments, which are included in other assets, can be temporarily impaired when the fair values decline below the amortized costs of the individual investments. There were no cost method investments with unrealized losses as of March 31, 2016 or December 31, 2015. The Company’s cost method investments primarily include low income housing partnerships which generate tax credits. The Company also holds partnership interests in venture capital funds formed to provide financing to small businesses and to promote community development. The Company had $26.5 million and $27.7 million in cost method investments included in other assets as of March 31, 2016 and December 31, 2015, respectively.

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
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of March 31, 2016	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available-for-sale securities:
U.S. government and agencies	$31,388	$30,659	$729	$—
Government-sponsored entities	350,530	—	350,530	—
Municipal bonds	271,614	—	271,614	—
Mortgage-backed securities	479,550	—	479,550	—
Other	18,447	18,447	—	—
Total available-for-sale securities	1,151,529	49,106	1,102,423	—
Derivatives - interest rate customer swaps	16,952	—	16,952	—
Derivatives - risk participation agreement	16	—	16	—
Other investments	5,842	5,842	—	—
Liabilities:
Derivatives - interest rate customer swaps	$17,682	$—	$17,682	$—
Derivatives - interest rate swaps	3,437	—	3,437	—
Derivatives - risk participation agreement	20	—	20	—
Other liabilities	5,842	5,842	—	—

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

		Fair value measurements at reporting date using:
	As of December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available-for-sale securities:
U.S. government and agencies	$21,251	$20,251	$1,000	$—
Government-sponsored entities	344,562	—	344,562	—
Municipal bonds	268,644	—	268,644	—
Mortgage-backed securities	427,041	—	427,041	—
Other	23,012	23,012	—	—
Total available-for-sale securities	1,084,510	43,263	1,041,247	—
Derivatives - interest rate customer swaps	7,960	—	7,960	—
Other investments	5,602	5,602	—	—
Liabilities:
Derivatives - interest rate customer swaps	$8,084	$—	$8,084	$—
Derivatives - interest rate swaps	1,907	—	1,907	—
Derivatives - risk participation agreement	11	—	11	—
Other liabilities	5,602	5,602	—	—
As of March 31, 2016 and December 31, 2015, available-for-sale securities consisted primarily of U.S. government and agencies securities, government-sponsored entities securities, municipal bonds, mortgage-backed securities, and other available-for-sale securities. The equities (which are categorized as other available-for-sale securities) are valued with prices quoted in active markets. Four U.S. Treasury securities at March 31, 2016 and three U.S. Treasury securities at December 31, 2015, are valued with prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement. The government-sponsored entities securities, municipal bonds, mortgage-backed securities, and certain investments in Small Business Administration (“SBA”) loans (which are categorized as U.S. government and agencies securities) generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets. Therefore, they have been categorized as a Level 2 measurement. No investments held at March 31, 2016 or December 31, 2015 were categorized as Level 3.
The Company uses interest rate customer swaps, interest rate swaps, risk participation agreements, and a junior subordinated debenture interest rate swap to manage its interest rate risk, and customer foreign exchange forward contracts to manage its foreign exchange risk, if any. The junior subordinated debenture interest rate swap agreement matured on December 30, 2015. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, they have been categorized as a Level 2 measurement as of March 31, 2016 and December 31, 2015. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements-Note 8: Derivatives and Hedging Activities” for further details.
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
The Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy as of March 31, 2016 and December 31, 2015.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

Other investments, which are not considered available-for-sale investments, consist of deferred compensation trusts, which consist of publicly traded mutual fund investments that are valued at prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement as of March 31, 2016 and December 31, 2015. The remaining other investments categorized as Level 2 consist of the Company’s cost-method investments as of March 31, 2016 and December 31, 2015.
There were no Level 3 assets at March 31, 2016 or December 31, 2015.
The following tables present the Company’s assets and liabilities measured at fair value on a non-recurring basis during the periods ended March 31, 2016 and 2015, respectively, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of March 31, 2016	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended March 31, 2016
	(In thousands)
Assets:
Impaired loans (1)	$2,428	$—	$—	$2,428	$(1,564)
___________________

(1)	Collateral-dependent impaired loans held at March 31, 2016 that had write-downs in fair value or whose specific reserve changed during the first three months of 2016.

	As of March 31, 2015	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended March 31, 2015
	(In thousands)
Assets:
Impaired loans (1)	$757	$—	$—	$757	$—
________________

(1)	Collateral-dependent impaired loans held at March 31, 2015 that had write-downs in fair value or whose specific reserve changed during the first three months of 2015.
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	As of March 31, 2016
	Fair Value	Valuation technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$2,428	Appraisals of Collateral	Discount for costs to sell	0% - 7%	5%
			Appraisal adjustments	10% - 33%	16%

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of March 31, 2015
	Fair Value	Valuation technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$757	Appraisals of Collateral	Discount for costs to sell	11%	11%
			Appraisal adjustments	0%	—%
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
The following tables present the carrying values and fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis (other than certain loans, as noted below):

	As of March 31, 2016
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$113,946	$113,946	$113,946	$—	$—
Held-to-maturity investment securities	111,337	112,861	—	112,861	—
Loans held for sale	5,383	5,490	—	5,490	—
Loans, net	5,581,754	5,643,839	—	—	5,643,839
Other financial assets	116,982	116,982	—	116,982	—
FINANCIAL LIABILITIES:
Deposits	5,786,860	5,788,934	—	5,788,934	—
Securities sold under agreements to repurchase	63,182	63,182	—	63,182	—
Federal Funds purchased	40,000	40,000	—	40,000	—
Federal Home Loan Bank borrowings	523,952	529,789	—	529,789	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	2,013	2,013	—	2,013	—

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of December 31, 2015
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$238,694	$238,694	$238,694	$—	$—
Held-to-maturity investment securities	116,352	116,384	—	116,384	—
Loans held for sale	8,072	8,144	—	8,144	—
Loans, net	5,640,712	5,658,254	—	—	5,658,254
Other financial assets	118,233	118,233	—	118,233	—
FINANCIAL LIABILITIES:
Deposits	6,040,437	6,041,239	—	6,041,239	—
Securities sold under agreements to repurchase	58,215	58,215	—	58,215	—
Federal Home Loan Bank borrowings	461,324	465,100	—	465,100	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	1,978	1,978	—	1,978	—
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

6.    Loan Portfolio and Credit Quality
The Bank’s lending activities are conducted principally in the regions of New England, San Francisco Bay Area, and Southern California. The Bank originates single and multi-family residential loans, commercial real estate loans, commercial and industrial loans, construction and land loans, and home equity and other consumer loans. Most loans are secured by borrowers’ personal or business assets. The ability of the Bank’s single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic conditions within the Bank’s lending areas. Commercial, construction, and land borrowers’ ability to repay is generally dependent upon the health of the economy and real estate values, including, in particular, the performance of the construction sector. Accordingly, the ultimate collectability of a substantial portion of the Bank’s loan portfolio is susceptible to changing conditions in the New England, San Francisco Bay Area, and Southern California economies and real estate markets.
Total loans include deferred loan origination (fees)/ costs, net, of $5.9 million and $5.6 million as of March 31, 2016 and December 31, 2015, respectively.
The following table presents a summary of the loan portfolio based on the portfolio segment as of the dates indicated:

	March 31, 2016	December 31, 2015
	(In thousands)
Commercial and industrial	$1,069,971	$1,111,555
Commercial real estate	1,925,519	1,914,134
Construction and land	166,674	183,434
Residential	2,216,875	2,229,540
Home equity	118,807	119,828
Consumer and other	160,335	160,721
Total Loans	$5,658,181	$5,719,212

The following table presents nonaccrual loans receivable by class of receivable as of the dates indicated:

	March 31, 2016	December 31, 2015
	(In thousands)
Commercial and industrial	$1,306	$1,019
Commercial real estate	11,035	11,232
Construction and land	2,850	3,297
Residential	7,831	9,661
Home equity	1,301	1,306
Consumer and other	33	56
Total	$24,356	$26,571
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, although infrequent, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans 90 days or more past due, but still accruing, as of March 31, 2016 and December 31, 2015. The Bank’s policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six consecutive months). For troubled debt restructured loans (“TDRs”), a return to accrual status generally requires timely payments for a period of six months in accordance with the restructured loan terms, along with meeting other criteria.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables show the payment status of loans by class of receivable as of the dates indicated:

	March 31, 2016
	Accruing Past Due			Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Total Accruing Past Due	Current Payment Status	30-89 Days Past Due	90 Days or Greater Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$341	$—	$341	$1,306	$—	$—	$1,306	$1,068,324	$1,069,971
Commercial real estate	40	—	40	4,277	—	6,758	11,035	1,914,444	1,925,519
Construction and land	—	—	—	129	19	2,702	2,850	163,824	166,674
Residential	7,628	—	7,628	1,008	2,150	4,673	7,831	2,201,416	2,216,875
Home equity	12	—	12	—	88	1,213	1,301	117,494	118,807
Consumer and other	253	33	286	15	7	11	33	160,016	160,335
Total	$8,274	$33	$8,307	$6,735	$2,264	$15,357	$24,356	$5,625,518	$5,658,181

	December 31, 2015
	Accruing Past Due			Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Total Accruing Past Due	Current Payment Status	30-89 Days Past Due	90 Days or Greater Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$2,329	$338	$2,667	$726	$—	$293	$1,019	$1,107,869	$1,111,555
Commercial real estate	2,091	529	2,620	5,912	—	5,320	11,232	1,900,282	1,914,134
Construction and land	—	—	—	149	34	3,114	3,297	180,137	183,434
Residential	6,267	873	7,140	924	874	7,863	9,661	2,212,739	2,229,540
Home equity	40	—	40	217	—	1,089	1,306	118,482	119,828
Consumer and other	235	392	627	24	9	23	56	160,038	160,721
Total	$10,962	$2,132	$13,094	$7,952	$917	$17,702	$26,571	$5,679,547	$5,719,212
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
A summary of the rating system used by the Bank, repeated here from Part II. Item 8. “Financial Statements and Supplementary Data—Note 1: Basis of Presentation and Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, follows:
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
The following tables present the loan portfolio’s credit risk profile by internally assigned grade and class of receivable as of the dates indicated:

	March 31, 2016
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Substandard	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$1,025,215	$32,547	$10,903	$1,306	$1,069,971
Commercial real estate	1,841,174	39,792	33,518	11,035	1,925,519
Construction and land	146,326	12,898	4,600	2,850	166,674
Residential	2,202,376	—	6,668	7,831	2,216,875
Home equity	117,506	—	—	1,301	118,807
Consumer and other	158,612	1,688	2	33	160,335
Total	$5,491,209	$86,925	$55,691	$24,356	$5,658,181

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
The following tables present, by class of receivable, the balance of impaired loans with and without a related allowance, the associated allowance for those impaired loans with a related allowance, and the total unpaid principal on impaired loans:

	As of and for the three months ended March 31, 2016
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$2,446	$4,431	n/a	$2,132	$12
Commercial real estate	11,900	20,038	n/a	12,017	38
Construction and land	2,850	4,446	n/a	1,520	—
Residential	6,821	7,181	n/a	7,071	57
Home equity	—	—	n/a	—	—
Consumer and other	—	—	n/a	—	—
Subtotal	24,017	36,096	n/a	22,740	107
With an allowance recorded:
Commercial and industrial	48	48	$23	22	1
Commercial real estate	7,299	7,728	671	7,323	80
Construction and land	—	—	—	1,650	—
Residential	5,578	5,578	473	6,192	43
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Subtotal	12,925	13,354	1,167	15,187	124
Total:
Commercial and industrial	2,494	4,479	23	2,154	13
Commercial real estate	19,199	27,766	671	19,340	118
Construction and land	2,850	4,446	—	3,170	—
Residential	12,399	12,759	473	13,263	100
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$36,942	$49,450	$1,167	$37,927	$231
___________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three months ended March 31, 2015
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$191	$255	n/a	$1,555	$807
Commercial real estate	19,059	25,414	n/a	20,753	894
Construction and land	1,272	2,290	n/a	7,190	92
Residential	9,191	9,978	n/a	9,526	78
Home equity	50	50	n/a	50	1
Consumer and other	1,007	1,007	n/a	1,007	—
Subtotal	30,770	38,994	n/a	40,081	1,872
With an allowance recorded:
Commercial and industrial	941	961	$78	991	34
Commercial real estate	8,995	9,423	2,543	9,036	92
Construction and land	2,200	2,356	172	2,200	—
Residential	7,536	7,887	1,311	7,103	49
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Subtotal	19,672	20,627	4,104	19,330	175
Total:
Commercial and industrial	1,132	1,216	78	2,546	841
Commercial real estate	28,054	34,837	2,543	29,789	986
Construction and land	3,472	4,646	172	9,390	92
Residential	16,727	17,865	1,311	16,629	127
Home equity	50	50	—	50	1
Consumer and other	1,007	1,007	—	1,007	—
Total	$50,442	$59,621	$4,104	$59,411	$2,047
___________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the year ended December 31, 2015
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$2,259	$2,569	n/a	$1,638	$836
Commercial real estate	12,116	20,113	n/a	17,885	1,494
Construction and land	1,097	2,132	n/a	3,027	92
Residential	7,788	8,576	n/a	9,384	269
Home equity	—	—	n/a	42	2
Consumer and other	—	—	n/a	545	61
Subtotal	23,260	33,390	n/a	32,521	2,754
With an allowance recorded:
Commercial and industrial	15	15	$270	657	66
Commercial real estate	7,346	7,775	713	8,749	385
Construction and land	2,200	2,356	172	2,200	—
Residential	6,351	6,966	474	6,940	186
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Subtotal	15,912	17,112	1,629	18,546	637
Total:
Commercial and industrial	2,274	2,584	270	2,295	902
Commercial real estate	19,462	27,888	713	26,634	1,879
Construction and land	3,297	4,488	172	5,227	92
Residential	14,139	15,542	474	16,324	455
Home equity	—	—	—	42	2
Consumer and other	—	—	—	545	61
Total	$39,172	$50,502	$1,629	$51,067	$3,391
___________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. As of March 31, 2016 and December 31, 2015, TDRs totaled $28.9 million and $30.6 million, respectively. As of March 31, 2016, $17.9 million of the $28.9 million in TDRs were on accrual status. As of December 31, 2015, $18.6 million of the $30.6 million in TDRs were on accrual status.
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
The following tables present the balance of TDRs that were restructured or defaulted during the periods indicated and the types of concessions granted:

	As of and for the three months ended March 31, 2016
	Restructured current quarter			TDRs that defaulted in the current quarter that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
	(Dollars in thousands)
Commercial and industrial	1	$175	$—	—	$—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Residential	1	145	145	—	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	2	$320	$145	—	$—

As of and for the three months ended March 31, 2016
	Extension of term		Temporary rate reduction		Payment deferral		Combination of concessions (1)		Total concessions
	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment
(Dollars in thousands)
Commercial and industrial	—	$—	—	$—	—	$—	1	$—	1	$—
Commercial real estate	—	—	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential	—	—	1	145	—	—	—	—	1	145
Home equity	—	—	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—	—	—

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

______________________

(1)	Combination of concessions includes loans that have had more than one modification, including extension of term, temporary reduction of interest rate, and/or payment deferral.

As of and for the three months ended March 31, 2015
	Restructured current quarter			TDRs that defaulted in the current quarter that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
(Dollars in thousands)
Commercial and industrial	—	$—	$—	—	$—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Residential	6	382	382	—	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	6	$382	$382	—	$—

As of and for the three months ended March 31, 2015
	Extension of term		Temporary rate reduction		Payment deferral		Combination of concessions (1)		Total concessions
	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment
(Dollars in thousands)
Commercial and industrial	—	$—	—	$—	—	$—	—	$—	—	$—
Commercial real estate	—	—	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential	—	—	6	382	—	—	—	—	6	382
Home equity	—	—	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—	—	—
______________________

(1)	Combination of concessions includes loans that have had more than one modification, including extension of term, temporary reduction of interest rate, and/or payment deferral.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

7.    Allowance for Loan Losses
The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $76.4 million and $78.5 million at March 31, 2016 and December 31, 2015, respectively.
The following tables present a summary of the changes in the allowance for loan losses for the periods indicated:

	As of and for the three months ended March 31,
	2016	2015
	(In thousands)
Allowance for loan losses, beginning of period:
Commercial and industrial	$15,814	$14,114
Commercial real estate	44,215	43,854
Construction and land	6,322	4,041
Residential	10,544	10,374
Home equity	1,085	1,003
Consumer and other	520	382
Unallocated (1)	—	2,070
Total allowance for loan losses, beginning of period	78,500	75,838
Provision/ (credit) for loan losses:
Commercial and industrial	(657)	(1,981)
Commercial real estate	(1,847)	(933)
Construction and land	(998)	227
Residential	591	72
Home equity	(6)	13
Consumer and other	(216)	130
Unallocated	—	(28)
Total provision/(credit) for loan losses	(3,133)	(2,500)
Loans charged-off:
Commercial and industrial	(2,108)	—
Commercial real estate	—	—
Construction and land	(400)	—
Residential	(501)	(49)
Home equity	—	—
Consumer and other	(7)	(5)
Total charge-offs	(3,016)	(54)
Recoveries on loans previously charged-off:
Commercial and industrial	1,294	2,204
Commercial real estate	2,151	631
Construction and land	627	1,143
Residential	—	—
Home equity	—	—
Consumer and other	4	1
Total recoveries	4,076	3,979

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three months ended March 31,
	2016	2015
	(In thousands)
Allowance for loan losses at end of period:
Commercial and industrial	14,343	14,337
Commercial real estate	44,519	43,552
Construction and land	5,551	5,411
Residential	10,634	10,397
Home equity	1,079	1,016
Consumer and other	301	508
Unallocated (1)	—	2,042
Total allowance for loan losses at end of period	$76,427	$77,263
______________________

(1)	As of December 31, 2015, the unallocated reserve was allocated to the qualitative factors as part of the general reserves (ASC 450).
The following tables present the Company’s allowance for loan losses and loan portfolio at March 31, 2016 and December 31, 2015 by portfolio segment, disaggregated by method of impairment analysis. The Company had no loans acquired with deteriorated credit quality at March 31, 2016 or December 31, 2015.

	March 31, 2016
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses
	(In thousands)
Commercial and industrial	$2,494	$23	$1,067,477	$14,320	$1,069,971	$14,343
Commercial real estate	19,199	671	1,906,320	43,848	1,925,519	44,519
Construction and land	2,850	—	163,824	5,551	166,674	5,551
Residential	12,399	473	2,204,476	10,161	2,216,875	10,634
Home equity	—	—	118,807	1,079	118,807	1,079
Consumer	—	—	160,335	301	160,335	301
Total	$36,942	$1,167	$5,621,239	$75,260	$5,658,181	$76,427

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2015
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses
	(In thousands)
Commercial and industrial	$2,274	$270	$1,109,281	$15,544	$1,111,555	$15,814
Commercial real estate	19,462	713	1,894,672	43,502	1,914,134	44,215
Construction and land	3,297	172	180,137	6,150	183,434	6,322
Residential	14,139	474	2,215,401	10,070	2,229,540	10,544
Home equity	—	—	119,828	1,085	119,828	1,085
Consumer	—	—	160,721	520	160,721	520
Total	$39,172	$1,629	$5,680,040	$76,871	$5,719,212	$78,500

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
The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2016 and December 31, 2015:

	March 31, 2016				December 31, 2015
	Asset derivatives		Liability derivatives		Asset derivatives		Liability derivatives
	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$(3,437)	Other assets	$—	Other liabilities	$(1,907)
Derivatives not designated as hedging instruments:
Interest rate products (2)	Other assets	16,968	Other liabilities	(17,702)	Other assets	7,960	Other liabilities	(8,095)
Total		$16,968		$(21,139)		$7,960		$(10,002)
___________________

(1)	For additional details, see Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements-Note 5: Fair Value Measurements.”

(2)	Includes Risk Participation Agreements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the effect of the Company’s derivative financial instruments in the consolidated statements of operations for the three months ended March 31, 2016 and 2015:

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion) (1)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)
	three months ended March 31,			three months ended March 31,
	2016	2015		2016	2015
(In thousands)
Interest rate products (2)	$(1,948)	$(1,873)	Interest expense	$(461)	$(1,018)
Total	$(1,948)	$(1,873)		$(461)	$(1,018)
___________________
(1)     There was no ineffective portion as of March 31, 2016 or 2015.
(2)    Includes Risk Participation Agreements.
The following table presents the components of the Company’s accumulated other comprehensive income/ (loss) related to the derivatives for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
	(In thousands)
Accumulated other comprehensive income/ (loss) on cash flow hedges, balance at beginning of period	$(1,123)	$(1,923)
Net change in unrealized gain/ (loss) on cash flow hedges	(900)	(509)
Accumulated other comprehensive income/ (loss) on cash flow hedges, balance at end of period	$(2,023)	$(2,432)
The Bank has agreements with their derivative counterparties that contain provisions where, if the Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Bank could also be declared in default on its derivative obligations. The Bank was in compliance with these provisions as of March 31, 2016 and December 31, 2015.
The Bank also has agreements with certain of their derivative counterparties that contain provisions where, if the Bank fails to maintain its status as a well- or adequately-capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations under the agreements. The Bank was in compliance with these provisions as of March 31, 2016 and December 31, 2015.
Certain of the Bank’s agreements with their derivative counterparties contain provisions where if specified events or conditions occur that materially change the Bank’s creditworthiness in an adverse manner, the Bank may be required to fully collateralize their obligations under the derivative instruments. The Bank was in compliance with these provisions as of March 31, 2016 and December 31, 2015.
As of March 31, 2016 and December 31, 2015, the termination amounts related to collateral determinations of derivatives in a liability position was $21.1 million and $9.7 million, respectively. The Company has minimum collateral posting thresholds with its derivative counterparties and pledged securities with a market value of $19.9 million and $9.8 million, respectively, as of March 31, 2016 and December 31, 2015, against its obligations under these agreements. In addition, as of December 31, 2015, the Company had posted cash collateral of $2.0 million against its obligations under these agreements. The collateral posted is typically greater than the current liability position. However, due to timing of liability position changes at period end, the funding of a collateral shortfall may take place shortly following period end.
Cash Flow Hedges of Interest Rate Risk
The Company’s objective in using derivatives is to add stability to interest income and expense and to manage the risk related to exposure to changes in interest rates. To accomplish this objective, the Bank entered into a total of six interest rate swaps, one during 2014 with an effective date of June 1, 2014, and five during 2013 with effective dates of December 1, 2014, September 2, 2014, June 1, 2014, March 1, 2014, and August 1, 2013. The six interest rate swaps each have a notional amount of $25 million and have terms ranging from three to six years. The Bank’s risk management objective and strategy for these interest rate swaps is to reduce its exposure to variability in interest-related cash outflows attributable to changes in the

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

LIBOR swap rate associated with borrowing programs for each of the periods, initially expected to be accomplished with LIBOR-indexed brokered deposits, but may also include LIBOR-indexed FHLB advances. The interest rate swaps will effectively fix the Bank’s interest payments on $150 million of its LIBOR-indexed liabilities at rates between 1.17% and 2.32%, and a weighted average rate of 1.85%.
The Company uses the “Hypothetical Derivative Method” described in ASC 815, Derivatives and Hedging (“ASC 815”), for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (“OCI”) (outside of earnings) and subsequently reclassified to earnings in interest and dividend income when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of operations as part of fees and other income. There was no hedge ineffectiveness during the three months ended March 31, 2016 or 2015. The Company also monitors the risk of counterparty default on an ongoing basis.
A portion of the balance reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are made or received on the Company’s interest rate swaps. During the next twelve months, the Company estimates that $1.6 million will be reclassified as an increase in interest expense.
Non-designated Hedges
Derivatives not designated as hedges are not speculative and result from two different services the Bank provides to qualified commercial clients. The Bank offers certain derivative products directly to such clients. The Bank economically hedges derivative transactions executed with commercial clients by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of these programs are not designated in ASC 815-qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset through earnings. Fees earned in connection with the execution of derivatives related to this program are recognized in the consolidated statement of operations in other income. As of March 31, 2016 and December 31, 2015, the Bank had 100 and 76 derivatives, respectively, related to this program, comprised of interest rate swaps and caps, with an aggregate notional amount of $672.7 million and $475.3 million, respectively. As of March 31, 2016 the Bank had one derivative with an aggregate notional amount of $0.1 million in a foreign currency exchange contract outstanding related to this program. There were no foreign currency exchange contracts outstanding related to this program as of December 31, 2015.
In addition, as a participant lender, the Bank has guaranteed performance on a pro-rated portion of a swap executed by another financial institution. As the participant lender, the Bank is providing a partial guarantee, but is not a direct party to the related swap transaction. The Bank has no obligations under the risk participation agreement unless the borrower defaults on their swap transaction with the lead bank and the swap is in a liability position to the borrower. In that instance, the Bank has agreed to pay the lead bank a portion of the swap’s termination value at the time of the default. The derivative transaction entered into as part of this transaction is not designated, as per ASC 815, as a qualifying hedging relationship and is, therefore, marked-to-market through earnings each period. The pro-rated notional amount of this risk participation transaction was $8.3 million as of March 31, 2016 and December 31, 2015.
The Bank has also participated out to another financial institution a pro-rated portion of a swap executed by the Bank. The other financial institution has no obligations under the risk participation agreement unless the borrower defaults on their swap transaction with the Bank and the swap is in a liability position to the borrower. In that instance, the other financial institution has agreed to pay the Bank a portion of the swap’s termination value at the time of the default. The derivative transaction entered into as part of this transaction is not designated, as per ASC 815, as a qualifying hedging relationship and is, therefore, marked-to-market through earnings each period. The pro-rated notional amount of this risk participation transaction was $1.9 million as of March 31, 2016. There were no risk participation agreements participated out as of December 31, 2015.
The following table presents the effect of the Bank’s derivative financial instruments not designated as hedging instruments in the consolidated statement of operations for the three months ended March 31, 2016 and 2015.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

		Amount of gain or (loss), net, recognized in income on derivatives
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivative	Three months ended March 31,
		2016	2015
		(In thousands)
Interest rate products	Other income/ (expense)	$(605)	$(6)
Other products (1)	Other income/ (expense)	6	40
Total		$(599)	$34
___________________
(1)     Risk Participation Agreements.

9.    Income Taxes
The following table presents the components of income tax expense for continuing operations, discontinued operations, noncontrolling interests and the Company:

	Three months ended March 31,
	2016	2015
	(In thousands)
Income from continuing operations:
Income before income taxes	$24,325	$26,490
Income tax expense	7,438	8,572
Net income from continuing operations	$16,887	$17,918
Effective tax rate, continuing operations	30.6%	32.4%

Income from discontinued operations:
Income before income taxes	$3,530	$3,663
Income tax expense	1,465	1,569
Net income from discontinued operations	$2,065	$2,094
Effective tax rate, discontinued operations	41.5%	42.8%

Less: Income attributable to noncontrolling interests:
Income before income taxes	$911	$1,229
Income tax expense	—	—
Net income attributable to noncontrolling interests	$911	$1,229
Effective tax rate, noncontrolling interests	—%	—%

Income attributable to the Company
Income before income taxes	$26,944	$28,924
Income tax expense	8,903	10,141
Net income attributable to the Company	$18,041	$18,783
Effective tax rate attributable to the Company	33.0%	35.1%
The effective tax rate for continuing operations for the three months ended March 31, 2016 of 30.6%, with related tax expense of $7.4 million, was calculated based on a projected 2016 annual effective tax rate. The effective tax rate was less than the statutory rate of 35% due primarily to earnings from tax-exempt investments, income tax credits, and income attributable to noncontrolling interests. These items were partially offset by state and local income taxes.
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
The effective tax rate for continuing operations for the three months ended March 31, 2016 is lower than the effective tax rate for the same period in 2015 due primarily to a projected increase in earnings from tax-exempt investments and lower projected income for the full year of 2016, as compared to the similar projections as of March 31, 2015 for the full year of 2015.

10.    Noncontrolling Interests
At the Company, noncontrolling interests typically consist of equity owned by management of the Company’s respective majority-owned affiliates. Net income attributable to noncontrolling interests in the consolidated statements of operations represents the net income allocated to the noncontrolling interest owners of the affiliates. Net income allocated to the noncontrolling interest owners was $0.9 million and $1.2 million for the three month periods ended March 31, 2016 and 2015, respectively.
On the consolidated balance sheets, noncontrolling interests are included as the sum of the capital and undistributed profits allocated to the noncontrolling interest owners. Typically, this balance is included in a company’s permanent shareholders’ equity in the consolidated balance sheets. When the noncontrolling interest owners’ rights include certain redemption features, as described in ASC 480, Distinguishing Liabilities from Equity, such redeemable noncontrolling interests are classified as mezzanine equity and are not included in permanent shareholders’ equity. Due to the redemption features of the noncontrolling interests, the Company had redeemable noncontrolling interests held in mezzanine equity in the accompanying consolidated balance sheets of $16.9 million and $18.1 million at March 31, 2016 and December 31, 2015, respectively. The aggregate amount of such redeemable noncontrolling equity interests are recorded at the estimated maximum redemption values. In addition, the Company had $3.1 million and $3.4 million in noncontrolling interests included in permanent shareholder’s equity at March 31, 2016 and December 31, 2015, respectively.
Each non-wholly owned affiliate operating agreement provides the Company and/or the noncontrolling interests with contingent call or put redemption features used for the orderly transfer of noncontrolling equity interests between the affiliate noncontrolling interest owners and the Company at either a contractually predetermined fair value; multiple of earnings before interest, taxes, depreciation, and amortization (EBITDA); or fair value. The Company may liquidate these noncontrolling interests in cash, shares of the Company’s common stock, or other forms of consideration dependent on the operating agreement. These agreements are discussed in Part II. Item 8. “Financial Statements and Supplementary Data – Note 14: Noncontrolling Interests” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
The following table presents, by affiliate, the noncontrolling interests included as redeemable noncontrolling interests and noncontrolling interests in mezzanine and permanent equity, respectively, at the periods indicated:

	March 31, 2016	December 31, 2015
	(In thousands)
Anchor	$11,725	$11,907
BOS	6,079	6,744
DGHM (1)	2,250	2,830
Total	$20,054	$21,481
Redeemable noncontrolling interests	$16,938	$18,088
Noncontrolling interests	$3,116	$3,393
______________
(1)    Only includes redeemable noncontrolling interests.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents a rollforward of the Company’s redeemable noncontrolling interests and noncontrolling interests for the periods indicated:

	Three months ended
	March 31, 2016
	Redeemable noncontrolling interests	Noncontrolling interests
	(In thousands)
Noncontrolling interests at beginning of period	$18,088	$3,393
Net income attributable to noncontrolling interests	718	193
Distributions	(616)	(242)
Purchases/ (sales) of ownership interests	142	—
Amortization of equity compensation	111	132
Adjustments to fair value	(1,505)	(360)
Noncontrolling interests at end of period	$16,938	$3,116

	Three months ended
	March 31, 2015
	Redeemable noncontrolling interests	Noncontrolling interests
	(In thousands)
Noncontrolling interests at beginning of period	$20,905	$386
Net income attributable to noncontrolling interests	1,080	149
Distributions	(1,055)	(136)
Purchases/ (sales) of ownership interests	—	419
Transfers of ownership interests from mezzanine to permanent equity	(1,652)	1,652
Amortization of equity compensation	—	118
Adjustments to fair value	633	13
Noncontrolling interests at end of period	$19,911	$2,601

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

11.    Accumulated Other Comprehensive Income
The following table presents a summary of the amounts reclassified from accumulated other comprehensive income/ (loss) for the three months ended March 31, 2016 and 2015:

Description of component of accumulated other comprehensive income/ (loss)	Three months ended March 31,		Affected line item in Statement of Operations
	2016	2015
	(In thousands)
Adjustment for realized gains/ (losses) on available-for-sale securities, net:
Pre-tax	$1	$8	Gain on sale of investments, net
Tax expense/ (benefit)	—	3	Income tax expense
Net	$1	$5	Net income attributable to the Company
Net realized gain/ (loss) on cash flow hedges:
Hedge related to junior subordinated debentures:
Pre-tax	$—	$(471)	Interest expense on junior subordinated debentures
Tax expense/ (benefit)	—	(202)	Income tax expense
Net	$—	$(269)	Net income attributable to the Company
Hedges related to deposits:
Pre-tax	$(461)	$(547)	Interest expense on deposits
Pre-tax	42	—	Other income
Tax expense/ (benefit)	(173)	(225)	Income tax expense
Net	$(246)	$(322)	Net income attributable to the Company
Total reclassifications for the period, net of tax	$(245)	$(586)

12.    Restructuring
In the fourth quarter of 2014, the Company incurred restructuring charges related to the acquisition of Banyan Partners, LLC. The purpose of this restructuring was to realign the management structure within the Wealth Management and Trust segment. The total cost of the restructuring incurred in Q4 2014 was $0.7 million. In 2015, the Company incurred additional restructuring charges to further refine the management structure within the Wealth Management and Trust Segment. The total cost of the restructuring charges in 2015 was $3.7 million.
In Q1 2016, the Company incurred additional costs of $1.1 million in continued refinement of the management structure within the Wealth Management and Trust segment. The Company anticipates additional restructuring costs related to this plan but, as of the date of this filing, has not specifically identified or estimated such costs.
Restructuring expenses incurred since the plan of restructuring was first implemented in 2014 totaled $5.6 million, all within the Wealth Management and Trust segment.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents a summary of the restructuring activity for the three months ended March 31, 2016 and 2015:

	Severance Charges	Total
	(In thousands)
Accrued charges at December 31, 2015	$3,305	$3,305
Costs incurred	1,112	1,112
Costs paid	(849)	(849)
Accrued charges at March 31, 2016	$3,568	$3,568

Accrued charges at December 31, 2014	$739	$739
Costs incurred	—	—
Costs paid	(489)	(489)
Accrued charges at March 31, 2015	$250	$250

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
In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update is intended to simplify several aspects of the accounting for employee share-based plans such as income tax consequences, classification of awards as either liabilities or equity on the balance sheet, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. Although early adoption is permitted, the Company does not plan on adopting prior to 2017. The Company does not expect that this ASU will have a material effect on its consolidated financial statements although fluctuations in the Company’s stock price between issuance date and settlement date of employee share-based transactions will lead to fluctuations in earnings once this ASU is implemented.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU update is intended to increase transparency and comparability among companies by recognizing right of use lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be implemented utilizing a modified retrospective approach. The Company expects that this ASU will gross up the assets and liabilities on the balance sheet related to the lease assets and liabilities and also reclass a portion of the lease expense to interest expense rather than occupancy expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As of and for the three months ended March 31, 2016
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

Executive Summary
The Company offers a wide range of wealth management and private banking services to high net worth individuals, families, businesses and select institutions through its four reportable segments: Private Banking, Wealth Management and Trust, Investment Management, and Wealth Advisory. This Executive Summary provides an overview of the most significant aspects of our operating segments and the Company’s operations in the first quarter of 2016. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

	Three months ended March 31,
	2016	2015	$ Change	% Change
	(In thousands, except per share data)
Total revenues	$87,901	$87,417	$484	1%
Provision/ (credit) for loan losses	(3,133)	(2,500)	(633)	25%
Total operating expense	66,709	63,427	3,282	5%
Net income from continuing operations	16,887	17,918	(1,031)	(6)%
Net income attributable to noncontrolling interests	911	1,229	(318)	(26)%
Net income attributable to the Company	18,041	18,783	(742)	(4)%
Diluted earnings per share:
From continuing operations	$0.19	$0.19	$—	—%
From discontinued operations	$0.02	$0.02	$—	—%
Total attributable to common shareholders	$0.21	$0.21	$—	—%
Net income attributable to the Company was $18.0 million for the three months ended March 31, 2016 and $18.8 million for the same period in 2015. The Company recognized diluted earnings per share of $0.21 for the three month periods ended March 31, 2016 and 2015.
Key items that affected the Company’s results in the first quarter of 2016 compared to the same period of 2015 include:

▪
The Company recorded a $3.1 million credit to the provision for loan losses for the three months ended March 31, 2016, compared to a credit to the provision for loan losses of $2.5 million for the same period of 2015. The provision for the three months ended March 31, 2016 was primarily due to a decrease in loans outstanding, net recoveries of $1.1 million, and decreases in loss factors.  The credit to the provision for the three months ended March 31, 2015 was primarily due to net recoveries of $3.9 million, partially offset by an increase in criticized loans.

▪
Fees and other income decreased 8% to $38.0 million for the three months ended March 31, 2016, compared to $41.3 million for the same period of 2015. This decrease was driven by fee-based revenue including a 19% decrease in wealth management and trust fees, and a 9% decrease in investment management fees. Total fees and other income represents 43% of total revenue for the three months ended March 31, 2016, compared to 47% of total revenue for the same period of 2015.

▪
Operating expenses increased $3.3 million, or 5%, to $66.7 million for the three months ended March 31, 2016, compared to $63.4 million for the same period of 2015. The increase is primarily due to increases in salaries and employee benefits, occupancy and equipment, professional services, and marketing and business development expenses. Additionally, the Company incurred $1.1 million in restructuring expense during the three months ended March 31, 2016 at Boston Private Wealth.

The Company’s Private Banking segment reported net income attributable to the Company of $17.3 million in the first quarter of 2016, compared to net income attributable to the Company of $15.7 million for the same period of 2015. The $1.6 million, or 10%, increase was a result of the increase in net interest income and the increase in the credit to the provision for loan losses for the three months ended March 31, 2016, partially offset by the increased operating expenses for the three months ended March 31, 2016.
The Company’s Wealth Management and Trust segment reported a net loss attributable to the Company of $2.9 million in the first quarter of 2016, compared to net income attributable to the Company of $0.9 million for the same period of

2015. The $3.8 million decrease was the result of decreased wealth management and trust fee revenue, increased fixed and variable compensation expense, increased legal expense, and increased occupancy and equipment expense, partially offset by decreased tax expense. Additionally, there were restructuring expenses of $1.1 million in the first quarter of 2016 at Boston Private Wealth. Wealth Management and Trust AUM decreased $2.2 billion, or 23%, to $7.1 billion at March 31, 2016 from $9.3 billion at March 31, 2015. The decrease is due to net outflows for the twelve months ending March 31, 2016 of $1.4 billion, negative market action of $0.2 billion, and disposed AUM of $0.5 billion.
The Company’s Investment Management segment reported net income attributable to the Company of $1.3 million in the first quarter of 2016, compared to net income attributable to the Company of $1.4 million for the same period of 2015. The 9% decrease was due primarily to a 9% decrease in revenue, partially offset by an 8% decrease in operating expenses. The decrease in operating expenses was primarily due to decreased variable and incentive compensation, and decreased professional services expense. Most fee-based revenue is determined based on beginning-of-period AUM data. Investment Management AUM decreased $0.9 billion, or 8%, to $9.8 billion at March 31, 2016 from $10.7 billion at March 31, 2015, primarily due to net outflows for the twelve months ending March 31, 2016 of $0.8 billion and negative market action of $0.1 billion.
The Company’s Wealth Advisory segment reported net income attributable to the Company of $1.5 million in the first quarter of 2016, compared to net income attributable to the Company of $1.7 million for the same period of 2015. The 12% decrease was due to increased operating expenses, primarily due to increased salaries and employee benefits expenses, while wealth advisory fee revenue remained flat. Wealth Advisory AUM decreased $0.2 billion, or 2%, to $9.9 billion at March 31, 2016 from $10.0 billion at March 31, 2015, primarily due to negative market action of $136 million and net outflows of $19 million for the twelve months ending March 31, 2016.

Critical Accounting Policies
Critical accounting policies reflect significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The Company believes that its most critical accounting policies upon which its financial condition depends, and which involve the most complex or subjective decisions or assessments are the allowance for loan and lease losses, the valuation of goodwill and intangible assets and analysis for impairment, and tax estimates. These policies are discussed in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes to these policies through the filing of this Quarterly Report on Form 10-Q.

Financial Condition

Condensed Consolidated Balance Sheets and Discussion

	March 31, 2016	December 31, 2015	Increase/ (decrease)	% Change
	(In thousands)
Assets:
Total cash and investments	$1,411,014	$1,474,737	$(63,723)	(4)%
Loans held for sale	5,383	8,072	(2,689)	(33)%
Total loans	5,658,181	5,719,212	(61,031)	(1)%
Less: Allowance for loan losses	76,427	78,500	(2,073)	(3)%
Net loans	5,581,754	5,640,712	(58,958)	(1)%
Goodwill and intangible assets	183,504	185,089	(1,585)	(1)%
Other assets	232,008	233,898	(1,890)	(1)%
Total assets	$7,413,663	$7,542,508	$(128,845)	(2)%
Liabilities and Equity:
Deposits	$5,786,860	$6,040,437	$(253,577)	(4)%
Total borrowings	733,497	625,902	107,595	17%
Other liabilities	114,223	111,468	2,755	2%
Total liabilities	6,634,580	6,777,807	(143,227)	(2)%
Redeemable Noncontrolling Interests (“RNCI”)	16,938	18,088	(1,150)	(6)%
Total shareholders’ equity	762,145	746,613	15,532	2%
Total liabilities, RNCI and shareholders’ equity	$7,413,663	$7,542,508	$(128,845)	(2)%
Total Assets. Total assets decreased $128.8 million, or 2%, to $7.4 billion at March 31, 2016 from $7.5 billion at December 31, 2015. This decrease was due primarily to decreases in total loans and investments.
Cash and Investments. Total cash and investments (consisting of cash and cash equivalents, investment securities, and stock in the FHLBs) decreased $63.7 million, or 4%, to $1.4 billion, or 19% of total assets at March 31, 2016 from $1.5 billion, or 20% of total assets, at December 31, 2015. The decrease was due to the $124.7 million, or 52%, decrease in cash and cash equivalents, and the $5.0 million, or 4%, decrease in held-to-maturity investments, partially offset by the $67.0 million, or 6%, increase in available-for-sale investment securities. The change in cash and cash equivalents is the net result of short-term fluctuations in liquidity due to changes in levels of deposits, borrowings and loans outstanding.
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
Investment maturities, redemptions, principal payments, and sales of securities from the Company’s available-for-sale investment portfolio provided $52.2 million of cash proceeds during the three months ended March 31, 2016. The timing of sales and reinvestments is based on various factors, including management’s evaluation of interest rate trends, the credit risk of municipal securities and the Company’s liquidity. The Company’s available-for-sale investment portfolio carried a total of $17.3 million of unrealized gains and $1.7 million of unrealized losses at March 31, 2016, compared to $7.6 million of unrealized gains and $7.2 million of unrealized losses at December 31, 2015.
No impairment losses were recognized through earnings related to investment securities during the three months ended March 31, 2016 and 2015. The total amount of unrealized losses was primarily due to changes in interest rates since the securities were purchased. At March 31, 2016, the Company had no intent to sell any securities in an unrealized loss position at that date and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized losses.

See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 4: Investments” for further details of the Company’s investment securities.
Loans held for sale. Loans held for sale decreased $2.7 million to $5.4 million at March 31, 2016 from $8.1 million at December 31, 2015. The balance of loans held for sale is usually related to the timing and volume of residential loans originated for sale and the ultimate sale transaction, which is typically executed within a short time following the loan origination.
Goodwill and intangible assets, net. Goodwill and intangible assets decreased $1.6 million, or 1%, to $183.5 million at March 31, 2016 from $185.1 million at December 31, 2015. The decrease was due to amortization of intangible assets.
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
Management performed its annual goodwill and indefinite-lived intangible asset impairment testing during the fourth quarter of 2015 for applicable reporting units. The estimated fair value for all applicable reporting units exceeded the carrying value, and as a result no impairment was evident. There was no additional testing required for long-lived intangible assets in 2015.
The goodwill impairment testing as of October 31, 2015 indicated that the reporting units with the closest fair values as compared to carrying value were Anchor and Boston Private Wealth. The estimated fair value of Anchor was $92.0 million as compared to a carrying value of $82.8 million, an excess of $9.2 million, or 11.2%. The estimated fair value of Boston Private Wealth was $85.0 million as compared to a carrying value of $71.5 million, an excess of $13.5 million, or 18.9%.
Should recent declines in AUM at Anchor and/or Boston Private Wealth continue, financial results will continue to be negatively impacted. Depending on certain factors, such as current earnings as compared to forecasted earnings at the time of the 2015 goodwill impairment testing, a triggering event requiring immediate testing for impairment could occur.
In addition to current financial results, other assumptions such as forecasted earnings and market comparisons for these types of firms are used to determine the fair value and whether there is indication of impairment. Material negative changes in the assumptions or inputs in the valuation models will increase the risk of impairment. The Company will continue to monitor the events and circumstances at these firms for indication of a triggering event that would necessitate impairment testing prior to the usual testing in the fourth quarter.
Other. Other assets, which consists of other real estate owned (“OREO”), premises and equipment, fees receivable, accrued interest receivable, deferred income taxes, net, and other assets, decreased $1.9 million, or 1%, to $232.0 million at March 31, 2016 from $233.9 million at December 31, 2015. The decrease was the result of a decrease in deferred tax assets, partially offset by increases in other assets.
Deferred tax assets, net, decreased $8.5 million, or 17%, to $43.2 million at March 31, 2016 from $51.7 million at December 31, 2015. The decrease was primarily due to current year deferred tax expense and the current year tax effect of other comprehensive income. At March 31, 2016, no valuation allowance on the net deferred tax asset was required, other than for capital losses, based upon the ability to generate future taxable income as well as the availability of current and historical taxable income.
Other assets, which consist primarily of Bank-Owned Life Insurance (“BOLI”), prepaid expenses, investments in partnerships, the fair value of interest rate derivatives, and other receivables, increased $7.4 million, or 6%, to $128.5 million at March 31, 2016 from $121.2 million at December 31, 2015. The increase was primarily due to an increase in the fair value of non-hedging derivative instruments and an increase in prepaid expenses, and partially offset by a decrease in accounts receivable.
Deposits. Total deposits decreased $253.6 million, or 4%, to $5.8 billion, at March 31, 2016 from $6.0 billion at December 31, 2015. Deposit balances decreased during the first three months of 2016 due to lower demand deposits, money markets, and NOW deposits. Deposit levels can fluctuate from quarter to quarter as a result of large short-term transactions by commercial clients. Seasonality can also affect the deposit balances.

The following table presents the composition of the Company’s deposits at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Balance	as a % of total	Balance	as a % of total
	(In thousands)
Demand deposits (noninterest-bearing)	$1,609,669	28%	$1,689,604	28%
NOW (1)	565,394	10%	588,337	10%
Savings	76,019	1%	72,336	1%
Money market (1)	2,959,328	51%	3,105,172	51%
Certificates of deposit under $100,000 (1)	171,779	3%	173,011	3%
Certificates of deposit of $100,000 or greater	404,671	7%	411,977	7%
Total deposits	$5,786,860	100%	$6,040,437	100%
____________

(1)	Includes brokered deposits.
Borrowings. Total borrowings (consisting of securities sold under agreements to repurchase, federal funds purchased, if any, FHLB borrowings, and junior subordinated debentures) increased $107.6 million, or 17%, to $733.5 million at March 31, 2016 from $625.9 million at December 31, 2015. Repurchase agreements increased $5.0 million, or 9%, to $63.2 million at March 31, 2016 from $58.2 million at December 31, 2015. Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature. Federal funds purchased increased to $40.0 million at March 31, 2016 compared to none outstanding at December 31, 2015. From time to time, the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. FHLB borrowings increased $62.6 million, or 14%, to $524.0 million at March 31, 2016 from $461.3 million at December 31, 2015. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth and to manage interest rate risk, but can also be used as an additional source of liquidity for the Bank. Junior subordinated debentures remained flat at $106.4 million.
Other. Other liabilities, which consist primarily of accrued interest, accrued bonus, the fair value of interest rate derivatives, and other accrued expenses, increased $2.8 million, or 2%, to $114.2 million at March 31, 2016 from $111.5 million at December 31, 2015. The increase was primarily due to increases in the fair value of derivative liability instruments and increases in federal income tax payable. These increases were partially offset by decreases in accrued expenses, particularly accrued compensation, bonuses and employee benefits.

Loan Portfolio and Credit Quality
Loans. Total portfolio loans decreased $61.0 million, or 1%, to $5.7 billion, or 76%, of total assets as of March 31, 2016, compared to $5.7 billion, or 76%, of total assets as of December 31, 2015. Decreases were recorded in commercial and industrial loans of $41.5 million, or 4%, construction and land loans of $16.8 million, or 9%, residential loans of $12.7 million, or 1%, and home equity and other consumer loans of $1.4 million, or 1%, partially offset by an increase in commercial real estate loans of $11.4 million, or 1%. Loan balances decreased during the first three months of 2016 primarily due to paydowns of existing lines of credit. Seasonality can also affect loan balances.
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

Geographic concentration. The following table presents the Company’s outstanding loan balance concentrations at March 31, 2016 based on the location of the regional offices to which they are attributed.

	Commercial and Industrial		Commercial Real Estate		Construction and Land		Residential		Home Equity and Other Consumer
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
New England	$849,615	79%	$816,324	42%	$106,258	64%	$1,361,547	61%	$230,143	83%
San Francisco Bay Area	118,385	11%	611,461	32%	35,281	21%	463,645	21%	34,481	12%
Southern California	101,971	10%	497,734	26%	25,135	15%	391,683	18%	14,518	5%
Total	$1,069,971	100%	$1,925,519	100%	$166,674	100%	$2,216,875	100%	$279,142	100%
Allowance for loan losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and totaled $76.4 million and $78.5 million as of March 31, 2016 and December 31, 2015, respectively.
The allowance for loan losses as of March 31, 2016 decreased $2.1 million, or 3%, from December 31, 2015 due to lower balances of total loans and substandard-rated loans, paydowns and payoffs of impaired loans and a decline in loss factors. The allowance for loan losses as a percentage of total loans decreased 2 basis point to 1.35% as of March 31, 2016 from 1.37% as of December 31, 2015. The decrease in the ratio of allowance for loan losses to total loans is due primarily to decreases in loss factors and paydowns and payoffs of substandard and impaired loans. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 7: Allowance for Loan Losses” for an analysis of the Company’s allowance for loan losses.
An analysis of the risk in the loan portfolio as well as management judgment is used to determine the estimated appropriate amount of the allowance for loan losses. The Company’s allowance for loan losses is comprised of three primary components (general reserves, allocated reserves on non-impaired special mention and substandard loans, and allocated reserves on impaired loans). See Part II. Item 8. “Notes to Unaudited Consolidated Financial Statements - Note 6: Allowance for Loan Losses” and the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for further information.
The following table presents a summary of loans charged-off, net of recoveries, by geography for the periods indicated. The geography assigned to the data is based on the location of the regional offices to which the loans are attributed.

	Three months ended March 31,
	2016	2015
	(In thousands)
Net loans (charged-off)/ recovered:
New England	$(2,146)	$890
San Francisco Bay Area	3,454	2,738
Southern California	(248)	297
Total net loans (charged-off)/ recovered	$1,060	$3,925
Net recoveries of $1.1 million were recorded in the first quarter of 2016, compared to $3.9 million of net recoveries for the same period of 2015. Despite the current year net recoveries on previously charged-off commercial loans (which include construction and land loans, commercial real estate, and commercial and industrial loans), the Company believes that commercial loans represent the greatest risk of loss due to the size and nature of these loans and the related collateral. Local economic and business conditions in the markets where our offices are located have a significant impact on our commercial loan customers and their ability to service their loans. Of the $1.1 million in net recoveries recorded in the first three months of 2016, $2.2 million related to commercial real estate loans and $0.2 million related to construction and land loans, partially offset by net charge-offs of $0.8 million related to commercial and industrial loans and $0.5 million related to residential loans.
Nonperforming assets. The Company’s nonperforming assets include nonaccrual loans and OREO. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of deeds in lieu of foreclosure. As of March 31, 2016, nonperforming assets totaled $24.5 million, or 0.33% of total assets, a decrease of $2.8 million, or 11%, compared to $27.3 million, or 0.36% of total assets, as of December 31, 2015.

The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest in accordance with the contractual terms of the loan agreement is in doubt. Despite a loan having a current payment status, if the Bank has reason to believe it may not collect all principal and interest on the loan in accordance with the related contractual terms, the Bank will generally discontinue the accrual of interest income and will apply any future interest payments received to principal. Of the $24.4 million of loans on nonaccrual status as of March 31, 2016, $6.7 million, or 28%, had a current payment status, $2.3 million, or 9%, were 30-89 days past due, and $15.4 million, or 63%, were 90 days or more past due. Of the $26.6 million of loans on nonaccrual status as of December 31, 2015, $8.0 million, or 30%, had a current payment status, $0.9 million, or 3%, were 30-89 days past due, and $17.7 million, or 67%, were 90 days or more past due.
The Bank continues to evaluate the underlying collateral of each nonperforming loan and pursue the collection of interest and principal. Where appropriate, the Bank obtains updated appraisals on collateral. Reductions in fair values of the collateral for nonaccrual loans, if they are collateral dependent, could result in additional future provision for loan losses depending on the timing and severity of the decline. See Part I. Item 1. “Financial Statements and Supplementary Data - Note 6: Loans Receivable” for further information on nonperforming loans.
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
Delinquencies. The past due status of a loan is determined in accordance with its contractual repayment terms. All loan types are reported past due when one scheduled payment is due and unpaid for 30 days or more. Loans 30-89 days past due decreased $4.8 million, or 37%, to $8.3 million as of March 31, 2016 from $13.1 million as of December 31, 2015. Loan delinquencies can be attributed to many factors, such as continuing weakness in, or deteriorating, economic conditions in the region the collateral is located, the loss of a tenant or lower lease rates for commercial borrowers, or the loss of income for consumers and the resulting liquidity impacts on the borrowers. Further deterioration in the credit condition of these delinquent loans could lead to the loans going to nonaccrual status and/or being downgraded. Downgrades would generally result in additional provision for loan losses. Past due loans may be included with accruing substandard loans.
In certain instances, although very infrequently, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans 90 days or more past due, but still accruing, as of March 31, 2016 and December 31, 2015.
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
Loans that are individually evaluated for impairment require an analysis to determine the amount of impairment, if any. For collateral dependent loans, impairment would be indicated as a result of the carrying value of the loan exceeding the estimated collateral value, less costs to sell, or, for loans not considered to be collateral dependent, the net present value of the projected cash flow, discounted at the loan’s contractual effective interest rate. Generally, when a collateral dependent loan becomes impaired, an updated appraisal of the collateral, if appropriate, is obtained. If the impaired loan has not been upgraded to a performing status within a reasonable amount of time, the Bank will continue to obtain updated appraisals, as deemed necessary, especially during periods of declining property values. Normally, shortfalls in the analysis of collateral dependent loans would result in the impairment amount being charged-off to the allowance for loan losses. Shortfalls on cash flow dependent loans may be carried as specific allocations to the general reserve unless a known loss is determined to have occurred, in which case such known loss is charged-off. Based on the impairment analysis, the provision could be higher or lower than the amount of provision associated with a loan prior to its classification as impaired. See Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for detail on the Company’s treatment of impaired loans in the allowance for loan losses.
Impaired loans individually evaluated for impairment in the allowance for loan losses totaled $36.9 million as of March 31, 2016, a decrease of $2.3 million, or 6%, compared to $39.2 million as of December 31, 2015. As of March 31, 2016,

$12.9 million of the individually evaluated impaired loans had $1.2 million in specific reserve allocations. The remaining $24.0 million of individually evaluated impaired loans did not have specific reserve allocations due to the adequacy of collateral, prior charge-offs taken, interest collected and applied to principal, or a combination of these items. As of December 31, 2015, $15.9 million of individually evaluated impaired loans had $1.6 million in specific reserve allocations, and the remaining $23.3 million of individually evaluated impaired loans did not have specific reserve allocations.
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. As of March 31, 2016, TDRs totaled $28.9 million, a decrease of $1.7 million, or 6%, compared to $30.6 million as of December 31, 2015. As of March 31, 2016, $17.9 million of the $28.9 million of TDRs were on accrual status. As of December 31, 2015, $18.6 million of the $30.6 million of TDRs were on accrual status.
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
As of March 31, 2016, the Bank has identified $55.7 million in potential problem loans, a decrease of $2.7 million, or 5%, compared to $58.4 million as of December 31, 2015. This decrease was primarily due to potential problem consumer and other loans, which decreased $2.0 million due to the payoff of one loan in the New England region. Numerous factors impact the level of potential problem loans including economic conditions and real estate values. These factors affect the borrower’s liquidity and, in some cases, the borrower’s ability to comply with loan covenants such as debt service coverage. When there is a loss of a major tenant in a commercial real estate building, the appraised value of the building generally declines. Loans may be downgraded when this occurs as a result of the additional risk to the borrower in obtaining a new tenant in a timely manner and negotiating a lease with similar or better terms than the previous tenant. In many cases, these loans are still current and paying as agreed, although future performance may be impacted.
The following table presents a rollforward of nonaccrual loans for the three months ended March 31, 2016 and 2015:

	As of and for the three months ended March 31,
	2016	2015
	(In thousands)
Nonaccrual loans, beginning of period	$26,571	$44,182
Transfers in to nonaccrual status	3,322	1,190
Transfers out to accrual status	(974)	(615)
Charge-offs	(2,746)	(54)
Paid off/ paid down	(1,817)	(12,570)
Nonaccrual loans, end of period	$24,356	$32,133

The following table presents a summary of credit quality by geography, based on the location of the regional offices:

	March 31, 2016	December 31, 2015
	(In thousands)
Nonaccrual loans:
New England	$17,988	$19,572
San Francisco Bay Area	4,369	4,977
Southern California	1,999	2,022
Total nonaccrual loans	$24,356	$26,571
Loans 30-89 days past due and accruing:
New England	$4,723	$7,118
San Francisco Bay Area	986	2,806
Southern California	2,598	3,170
Total loans 30-89 days past due	$8,307	$13,094
Accruing substandard loans:
New England	$19,157	$22,026
San Francisco Bay Area	20,235	19,990
Southern California	16,299	16,398
Total accruing substandard loans	$55,691	$58,414

The following table presents a summary of credit quality by loan type. The loan type assigned to the credit quality data is based on the purpose of the loan.

	March 31, 2016	December 31, 2015
	(In thousands)
Nonaccrual loans:
Commercial and industrial	$1,306	$1,019
Commercial real estate	11,035	11,232
Construction and land	2,850	3,297
Residential	7,831	9,661
Home equity and other consumer	1,334	1,362
Total nonaccrual loans	$24,356	$26,571
Loans 30-89 days past due and accruing:
Commercial and industrial	$341	$2,667
Commercial real estate	40	2,620
Construction and land	—	—
Residential	7,628	7,140
Home equity and other consumer	298	667
Total loans 30-89 days past due	$8,307	$13,094
Accruing substandard loans:
Commercial and industrial	$10,903	$11,455
Commercial real estate	33,518	33,705
Construction and land	4,600	4,600
Residential	6,668	6,675
Home equity and other consumer	2	1,979
Total accruing substandard loans	$55,691	$58,414

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
At March 31, 2016, the Company’s cash and cash equivalents amounted to $113.9 million. The Holding Company’s cash and cash equivalents amounted to $54.6 million at March 31, 2016. Management believes that the Company and the Holding Company have adequate liquidity to meet their commitments for the foreseeable future.
Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At March 31, 2016, consolidated cash and cash equivalents and available-for-sale securities, less securities pledged against current borrowings and derivatives, amounted to $1.2 billion, or 16% of total assets, compared to $1.2 billion, or 16% of total assets, at December 31, 2015. Future loan growth may depend upon the Company’s ability to grow its core deposit levels. In addition, the Company has access to available borrowings through the FHLB totaling $1.1 billion as of March 31, 2016 compared to $1.2 billion at December 31, 2015. Combined, this liquidity totals $2.3 billion, or 31% of assets and 39% of total deposits, as of March 31, 2016, compared to $2.4 billion, or 31% of assets and 39% of total deposits, at December 31, 2015.

The Bank has various internal policies and guidelines regarding liquidity, both on- and off-balance sheet, loans to assets ratio, and limits on the use of wholesale funds. These policies and/or guidelines require certain minimum or maximum balances or ratios be maintained at all times. In light of the provisions in the Bank’s internal liquidity policies and guidelines, the Bank will carefully manage the amount and timing of future loan growth along with its relevant liquidity policies and balance sheet guidelines.
Holding Company Liquidity. The Company and some of the Company’s majority-owned affiliates hold put and call options that would require the Company to purchase (and the majority-owned affiliates to sell) the remaining noncontrolling interests in these companies at the then fair value generally as determined by the respective agreements. At March 31, 2016, the estimated maximum redemption value for these affiliates related to outstanding put options was $16.9 million, all of which could be redeemed within the next 12 months, under certain circumstances, and is classified on the consolidated balance sheets as RNCI. These put and call options are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data - Note 14: Noncontrolling Interests” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
The Holding Company’s primary sources of funds are dividends from its affiliates and access to the capital and debt markets. The Holding Company recognized $2.1 million in net income from discontinued operations during the three months ended March 31, 2016 related to a revenue sharing agreement with Westfield Capital Management Company, LLC (“Westfield”). The terms of this revenue sharing agreement are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data - Note 3: Acquisitions, Asset Sales, and Divestitures” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Other than the revenue sharing agreement with Westfield, divestitures are not ongoing sources of funds for the Holding Company. Dividends from the Bank are limited by various regulatory requirements relating to capital adequacy and retained earnings. See Part II. Item 5. “Market for Registrant’s Common Equity, Related Stockholders Matters, and Issuers Purchases of Equity Securities” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for further details.
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
The Company is required to pay interest quarterly on its junior subordinated debentures. The estimated cash outlay for the remaining nine months of 2016 for the interest payments is approximately $1.9 million based on the debt outstanding as of the date of this filing and estimated LIBOR.
The Company is required to pay cash dividends quarterly on its Series D preferred stock, issued in April 2013, at 6.95% per annum. The estimated cash outlay for the remaining nine months of 2016 for the Series D preferred stock dividend payments is approximately $2.6 million. Although the rate of interest is set in the terms of the preferred stock, the quarterly preferred stock dividend payments are subject to approval by the Company’s board of directors.
The Company presently plans to pay cash dividends on its common stock on a quarterly basis dependent upon a number of factors such as profitability, Holding Company liquidity, and the Company’s capital levels. However, the ultimate declaration of dividends by the board of directors of the Company will depend on consideration of, among other things, recent financial trends and internal forecasts, regulatory limitations, alternative uses of capital deployment, general economic conditions, and regulatory changes to capital requirements. In January 2016, the Company increased its quarterly dividend from $0.09 per share to $0.10 per share. Based on the current dividend rate and estimated shares outstanding, the Company estimates the amount to be paid out in the remaining nine months of 2016 for dividends to common shareholders will be approximately $24.6 million. The estimated dividend payments in 2016 could increase or decrease if the Company’s board of directors voted to increase or decrease, respectively, the current dividend rate, and/or the number of shares outstanding changes significantly.
In the first quarter of 2016, the Company’s board of directors approved, and received regulatory non-objection for, a share repurchase program of up to $20 million of the Company’s outstanding common shares. Under the program, shares may be repurchased from time to time in the open market for a two-year period. The Company estimates the dollar amount of common stock to be repurchased in the remaining nine months of 2016 will be approximately $17.2 million, although this estimate could be lower depending on the price of the Company’s common stock.

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
From time to time, the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. At March 31, 2016, the Bank had unused federal fund lines of credit totaling $525.0 million with correspondent institutions to provide it with immediate access to overnight borrowings, compared to $565.0 million at December 31, 2015. At March 31, 2016, the Bank had $40.0 million of outstanding borrowings under the federal fund lines with these correspondent institutions. At December 31, 2015, the Bank had no outstanding borrowings under these federal fund lines.
The Bank has also negotiated brokered deposit agreements with several institutions that have nationwide distribution capabilities. At March 31, 2016, the Bank had $543.6 million of brokered deposits (net of premiums paid) outstanding under these agreements, compared to $577.4 million at December 31, 2015.
If the Bank is no longer able to utilize the FHLB for borrowing, collateral currently used for FHLB borrowings could be transferred to other facilities such as the Federal Reserve’s discount window. In addition, the Bank could increase its usage of brokered deposits. Other borrowing arrangements may have higher rates than the FHLB would typically charge.

Capital Resources
Total shareholders’ equity at March 31, 2016 was $762.1 million, compared to $746.6 million at December 31, 2015, an increase of $15.5 million, or 2%. The increase in shareholders’ equity was primarily the result of net income and the change in other comprehensive income, partially offset by dividends paid and the repurchase of common stock.
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
To be categorized as “well capitalized,” the Company and the Bank must maintain specified minimum capital ratios. In addition, the Company and the Bank cannot be subject to any written agreement, order or capital directive or prompt corrective action to be considered “well capitalized.” Both the Company and the Bank maintained capital at levels that would be considered “well capitalized” as of March 31, 2016 under the applicable regulations.
As of March 31, 2016, quantitative measures established by regulation to ensure capital adequacy required us to maintain minimum ratios of common equity Tier 1, Tier 1, and total capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations).
As of March 31, 2016, financial institutions and their holding companies were required to transition to a provision in the regulatory capital rules for a capital conservation buffer. In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, a capital conservation buffer must be held above the minimum risk-based capital requirements. The new rules are phased-in through 2019. The Bank and Company were in compliance with all of the requirements of the capital conservation buffer as of March 31, 2016.
The following table presents the Company’s and the Bank’s amounts of regulatory capital and related ratios as of

March 31, 2016 and December 31, 2015. Also presented are the minimum requirements established by the Federal Reserve and the FDIC as of those dates for the Company and the Bank, respectively, to meet applicable capital requirements and the requirements of the FDIC as of those dates for the Bank to be considered “well capitalized” under the FDIC’s prompt corrective action provisions.
The Federal Reserve, the FDIC, and the Massachusetts Division of Banks may impose higher capital ratios than those listed below based upon the results of regulatory exams. The Bank was categorized as “well capitalized” under the FDIC’s prompt corrective action provisions as of March 31, 2016 and December 31, 2015.

	Actual		For capital adequacy purposes (at least)		To be well capitalized under prompt corrective action provisions (at least)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of March 31, 2016
Common equity tier 1 risk-based capital
Company	$536,925	9.92%	$243,563	4.5%	n/a	n/a
Boston Private Bank	628,801	11.69	242,041	4.5	$349,615	6.5%
Tier 1 risk-based capital
Company	687,699	12.71	324,751	6.0	n/a	n/a
Boston Private Bank	628,801	11.69	322,722	6.0	430,295	8.0
Total risk-based capital
Company	755,777	13.96	433,001	8.0	n/a	n/a
Boston Private Bank	696,168	12.94	430,295	8.0	537,869	10.0
Tier 1 leverage capital
Company	687,699	9.53	288,584	4.0	n/a	n/a
Boston Private Bank	628,801	8.79	286,172	4.0	357,715	5.0

As of December 31, 2015
Common equity tier 1 risk-based capital
Company	$534,241	9.80%	$245,216	4.5%	n/a	n/a
Boston Private Bank	621,668	11.49	243,407	4.5	$351,588	6.5%
Tier 1 risk-based capital
Company	686,160	12.59	326,954	6.0	n/a	n/a
Boston Private Bank	621,668	11.49	324,543	6.0	432,723	8.0
Total risk-based capital
Company	754,758	13.85	435,939	8.0	n/a	n/a
Boston Private Bank	689,437	12.75	432,723	8.0	540,904	10.0
Tier 1 leverage capital
Company	686,160	9.50	289,059	4.0	n/a	n/a
Boston Private Bank	621,668	8.68	286,461	4.0	358,077	5.0
___________________
n/a = not applicable

Bank regulatory authorities restrict the Bank from lending or advancing funds to, or investing in the securities of, the Company. Further, these authorities restrict the amounts available for the payment of dividends by the Bank to the Company.
As of March 31, 2016, the Company has sponsored the creation of two statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. In accordance with ASC 810-10-55, Consolidation - Overall - Implementation Guidance and Illustrations - Variable Interest Entities, these statutory trusts created by the Company are not consolidated into the Company’s financial statements; however, the Company reflects the amounts of junior subordinated debentures payable to the preferred stockholders of statutory trusts as debt in its financial statements. As of both March 31, 2016 and December 31, 2015, all $100.0 million of the net balance of these trust preferred securities qualified as Tier 1 capital.

Results of operations for the three months ended March 31, 2016 versus March 31, 2015
Net Income. The Company recorded net income from continuing operations for the three months ended March 31, 2016 of $16.9 million, compared to $17.9 million for the same period in 2015. Net income attributable to the Company, which includes income from both continuing and discontinued operations, for the three months ended March 31, 2016 was $18.0 million, compared to $18.8 million for the same period in 2015.
The Company recognized diluted EPS from continuing operations for the three months ended March 31, 2016 and for the same period in 2015 of $0.19 per share. Diluted EPS attributable to common shareholders, which includes both continuing and discontinued operations, for the three months ended March 31, 2016 and 2015 was $0.21 per share.
Net income from continuing operations in both 2016 and 2015 was offset by charges that reduce income available to common shareholders. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 2: Earnings Per Share” for further detail on these charges to income available to common shareholders.
The following discussions are based on the Company’s continuing operations, unless otherwise stated.
The following table presents selected financial highlights:

	Three months ended March 31,		% Change
	2016	2015
	(In thousands)
Net interest income	$49,879	$46,072	8%
Fees and other income	38,022	41,345	(8)%
Total revenue	87,901	87,417	1%
Provision/ (credit) for loan losses	(3,133)	(2,500)	25%
Operating expense	66,709	63,427	5%
Income tax expense	7,438	8,572	(13)%
Net income from continuing operations	16,887	17,918	(6)%
Net income from discontinued operations	2,065	2,094	(1)%
Less: Net income attributable to noncontrolling interests	911	1,229	(26)%
Net income attributable to the Company	$18,041	$18,783	(4)%
Net interest income. Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference between the average rate earned on total interest-earning assets and the average rate paid on total interest-bearing liabilities. Net Interest Margin (“NIM”) is calculated by taking annualized net interest income for the period, on a fully taxable-equivalent (“FTE”) basis, as a percentage of average interest-earning assets. The average rate earned on earning assets is the amount of annualized taxable equivalent interest income expressed as a percentage of average earning assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities. When credit quality declines and loans are placed on nonaccrual status, NIM can decrease because the same assets are earning less income. Loans graded as substandard but still accruing interest income totaled $55.7 million at March 31, 2016 and could be placed on nonaccrual status if their credit quality declines further.
Net interest income for the three months ended March 31, 2016, net interest income was $49.9 million, an increase of $3.8 million, or 8%, compared to the same period in 2015. The increase for the three months ended March 31, 2016 is due to higher volume and yields on cash and investments and higher volume on loans, and lower volume and rates paid on FHLB and other borrowings, partially offset by increases in volume and rates paid on deposits, decreases in yields on loans, and lower amounts of interest recovered on previous nonaccrual loans. The NIM was 2.96% for the three months ended March 31, 2016, a decrease of four basis points compared to the same period in 2015.
The following tables present the composition of the Company’s NIM on a FTE basis for the three months ended March 31, 2016 and 2015; however, the discussion following these tables reflects non-FTE data.

	Average Balance		Interest Income/Expense		Average Yield/Rate
	As of and for the three months ended March 31,
AVERAGE BALANCE SHEET:	2016	2015	2016	2015	2016	2015
AVERAGE ASSETS	(In thousands)
Interest-Earning Assets:
Cash and Investments: (1)
Taxable investment securities	$392,579	$320,373	$1,594	$995	1.63%	1.24%
Non-taxable investment securities (2)	262,227	230,251	2,138	1,571	3.26%	2.73%
Mortgage-backed securities	564,826	516,032	3,065	2,614	2.17%	2.03%
Federal funds sold and other	185,253	147,999	507	234	1.08%	0.64%
Total Cash and Investments	1,404,885	1,214,655	7,304	5,414	2.08%	1.78%
Loans: (3)
Commercial and Industrial (2)	1,065,614	933,438	10,920	11,152	4.05%	4.78%
Commercial Real Estate	1,859,557	1,786,076	19,797	19,138	4.21%	4.29%
Construction	174,867	132,287	1,648	1,076	3.73%	3.25%
Residential	2,229,680	2,140,525	17,302	16,656	3.10%	3.11%
Home Equity	119,349	115,673	1,082	1,012	3.65%	3.55%
Other Consumer	157,508	162,294	965	941	2.47%	2.35%
Total Loans	5,606,575	5,270,293	51,714	49,975	3.66%	3.80%
Total Earning Assets	7,011,460	6,484,948	59,018	55,389	3.35%	3.42%
Less: Allowance for Loan Losses	80,273	77,039
Cash and due from Banks (non-interest bearing)	39,943	38,062
Other Assets	420,909	406,799
TOTAL AVERAGE ASSETS	$7,392,039	$6,852,770
AVERAGE LIABILITIES, RNCI, AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
NOW	$542,617	$527,604	$87	$77	0.06%	0.06%
Savings	75,433	72,091	23	26	0.12%	0.15%
Money Market	3,055,242	2,812,827	2,902	2,596	0.38%	0.37%
Certificates of Deposits	578,310	604,404	1,170	1,193	0.81%	0.80%
Total Interest-Bearing Deposits	4,251,602	4,016,926	4,182	3,892	0.40%	0.39%
Junior Subordinated Debentures	106,363	106,363	578	956	2.15%	3.59%
FHLB Borrowings and Other	524,892	470,392	1,963	1,944	1.48%	1.65%
Total Interest-Bearing Liabilities	4,882,857	4,593,681	6,723	6,792	0.55%	0.60%
Noninterest Bearing Demand Deposits	1,621,666	1,422,202
Payables and Other Liabilities	110,959	102,255
Total Average Liabilities	6,615,482	6,118,138
RNCI	21,157	22,748
Average Shareholders’ Equity	755,400	711,884
TOTAL AVERAGE LIABILITIES, RNCI, AND SHAREHOLDERS’ EQUITY	$7,392,039	$6,852,770
Net Interest Income - on a FTE Basis			$52,295	$48,597
FTE Adjustment (2)			2,416	2,525
Net Interest Income (GAAP Basis)			$49,879	$46,072
Interest Rate Spread					2.80%	2.82%
Net Interest Margin					2.96%	3.00%
________________________

(1)	Investments classified as available-for-sale are shown in the average balance sheet at amortized cost.

(2)	Interest income on non-taxable investments and loans is presented on a FTE basis using statutory rates. The discussion following these tables reflects non-FTE data.

(3)	Includes loans held for sale and nonaccrual loans.
Interest and Dividend Income. Interest and dividend income for the three months ended March 31, 2016 was $56.6 million, an increase of $3.7 million, or 7%, compared to the same period in 2015. The increase for the three months was primarily due to higher volume and yields on cash and investments and higher volume of loans, partially offset by lower yields on loans and lower amounts of interest recovered on previous nonaccrual loans in the three months ended March 31, 2016.
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
Interest income on commercial and industrial loans, on a non-FTE basis, for the three months ended March 31, 2016 was $9.3 million, an increase of $0.1 million, or 1%, compared to the same period in 2015, as a result of a 14% increase in the average balance, partially offset by a 46 basis point decrease in the average yield. The increase in the average balance for the three month period is related to the organic growth of the commercial loan portfolio at the Bank, as discussed above in “Loan Portfolio and Credit Quality.” The decrease in the average yield for the three month period is the result of market conditions leading to lower rates due to competition for higher quality loans as well as the timing and volume of interest recoveries on previous nonaccrual loans.
Interest income on commercial real estate loans for the three months ended March 31, 2016 was $19.8 million, an increase of $0.7 million, or 3%, compared to the same period in 2015, as a result of a 4% increase in the average balance, partially offset by an eight basis point decrease in the average yield. The increase in the average balance for the three month period is related to the organic growth of the commercial real estate loan portfolio at the Bank. The decrease in the average yield for the three month period is the result of market conditions leading to lower rates due to competition for higher quality loans.
Interest income on construction and land loans for the three months ended March 31, 2016 was $1.6 million, an increase of $0.6 million, or 53%, compared to the same period in 2015, as a result of a 32% increase in the average balance and a 48 basis point increase in the average yield. The increase in the average balance for the three month period is related to the organic growth of the construction and land loan portfolio at the Bank. The increase in the average yield for the three month period is the result of market conditions.
Interest income on residential mortgage loans for the three months ended March 31, 2016 was $17.3 million, an increase of $0.6 million, or 4%, compared to the same period in 2015, as a result of a 4% increase in the average balance, partially offset by a one basis point decrease in the average yield. The increase in the average balances for the three month period was due to the organic growth of the residential loan portfolio at the Bank. The decrease in the average yield for the three month period was primarily due to adjustable rate mortgage (“ARM”) loans repricing to lower rates, clients refinancing into lower rates and new loan originations at historically low rates.
Interest income on home equity loans for the three months ended March 31, 2016 was $1.1 million, an increase of $0.1 million, or 7%, compared to the same period in 2015, as a result of a 3% increase in the average balance and a 10 basis point increase in the average yield. The increase in the average balance for the three month period is related to the organic growth of the home equity loan portfolio at the Bank. The increase in the average yield for the three month period is the result of the increase in the Prime rate in December 2015.
Interest income on other consumer loans for the three months ended March 31, 2016 was $1.0 million, an increase of $24 thousand, or 3%, compared to the same period in 2015, as a result of a 12 basis point increase in the average yield, partially offset by a 3% decrease in the average balance. The increase in the average yield for the three month period is primarily the result of the increase in the Prime rate in December 2015. The decrease in the average balance for the three month period is primarily due to client demand.
Investment income, on a non-FTE basis, for the three months ended March 31, 2016 was $6.6 million, an increase of $1.7 million, or 35%, compared to the same period in 2015, as a result of a 27 basis point increase in the average yield and a 16% increase in the average balance. The increase in the average yield was partially due to the increase in short-term interest rates in December 2015. The increase in the average balance for the three month period is primarily due to timing and volume of deposit balances as compared to the level of loans outstanding. Investment decisions are made based on anticipated liquidity, loan demand, and asset-liability management considerations.

Interest expense. Interest expense on deposits and borrowings for the three months ended March 31, 2016 was $6.7 million, a decrease of $0.1 million, or 1%, compared to the same period in 2015.
Interest expense on interest-bearing deposits for the three months ended March 31, 2016 was $4.2 million, an increase of $0.3 million, or 7%, compared to the same period in 2015, as a result of a 6% increase in the average balance and a one basis point increase in the average rate paid.
Interest paid on borrowings for the three months ended March 31, 2016 was $2.5 million, a decrease of $0.4 million, or 12%, compared to the same period in 2015, as a result of a 144 basis point decrease in the average rate paid on junior subordinated debentures, and a 17 basis point decrease in the average rate paid on FHLB and other borrowings, partially offset by a 12% increase in the average balance of FHLB borrowings and other, with no change in the average balance of junior subordinated debentures. The decrease for the three month period in the average rate paid on junior subordinated debentures is due to the December 30, 2015 expiration of the interest rate hedge on $75 million of the Company's floating rate junior subordinated debentures.
Provision/ (credit) for loan losses. The Company recorded a credit to the provision for loan losses of $3.1 million for the three months ended March 31, 2016, compared to a credit to the provision for loan losses of $2.5 million for the same period in 2015. The credit to the provision for loan losses for the three months ended March 31, 2016 was the result of a decrease in loans outstanding, net recoveries of $1.1 million, and a decrease in loss factors. The provision credit for three months ended March 31, 2015 was primarily due to net recoveries partially offset by an increase in criticized loans.
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
Fees and other income. Fees and other income for the three months ended March 31, 2016 was $38.0 million, a decrease of $3.3 million, or 8%, compared to the same period in 2015. Factors affecting the decrease in the three month period include lower fee revenues in the Wealth Management and Trust and Investment Management segments due to decreases in AUM, and decreases in other income, offset by increases in banking fee income.
Wealth management and trust fee income for the three months ended March 31, 2016 was $10.9 million, a decrease of $2.6 million, or 19%, compared to the same period in 2015. AUM as of March 31, 2016 managed or advised by Boston Private Wealth was $7.1 billion, a decrease of $2.2 billion, or 23%, compared to March 31, 2015. The decrease is due to net outflows for the twelve months ending March 31, 2016 of $1.4 billion, negative market action of $0.2 billion, and disposed AUM of $0.5 billion.
Investment management fee income for the three months ended March 31, 2016 was $10.7 million, a decrease of $1.1 million, or 9%, compared to the same period in 2015. AUM as of March 31, 2016 managed or advised by the Investment Managers was $9.8 billion, a decrease of $892 million, or 8%, compared to 2015. The decrease is primarily due to net outflows for the twelve months ending March 31, 2016 of $0.8 billion and negative market action of $0.1 billion.
Wealth advisory fee income for the three months ended March 31, 2016 was $12.7 million, flat compared to the same period in 2015. AUM managed or advised by the Wealth Advisors was $9.9 billion at March 31, 2016, a decrease of $155 million, or 2%, compared to March 31, 2015. The decrease is primarily due to negative market action of $136 million and net outflows of $19 million for the twelve months ending March 31, 2016.
Other banking fee income for the three months ended March 31, 2016 was $3.2 million, an increase of $1.3 million, or 69%, compared to the same period in 2015. The increase is related to increases in swap fee income due to increased client demand for loan swap agreements.
Other income for the three months ended March 31, 2016 was less than $0.1 million, a decrease of $1.1 million compared to the same period in 2015. The first three months of 2016 included a loss on the fair value of derivative instruments of $0.6 million offset by miscellaneous income of $0.4 million and a gain on rabbi trust investments of $0.2 million. The first three months of 2015 included $0.4 million related to the market value adjustment for the Banyan Partners, LLC earnout, $0.4 million of miscellaneous income, and a $0.2 million gain on partnership investments.

Operating Expense. Operating expense for the three months ended March 31, 2016 was $66.7 million, an increase of $3.3 million, or 5%, compared to the same period in 2015. The increase for the three months ended March 31, 2016 is primarily due to increases in salaries and employee benefits, occupancy and equipment, professional services, and marketing and business development expenses. Additionally, the Company incurred restructuring charges related to Boston Private Wealth in the three months ended March 31, 2016 of $1.1 million that were not experienced in the same period of 2015.
Salaries and employee benefits expense, the largest component of operating expense, for the three months ended March 31, 2016 was $42.6 million, an increase of $0.4 million, or 1%, compared to the same period in 2015. The three month increase is primarily due to higher fixed compensation, partially offset by lower variable compensation costs and stock compensation.
Occupancy and equipment expense for the three months ended March 31, 2016 was $9.6 million, an increase of $0.6 million, or 6%, compared to the same period in 2015. The three month increase is primarily due to an increase in rent expense due to new office locations and an increase in telecommunications and technology expenses.
Professional services expense for the three months ended March 31, 2016 was $3.5 million, an increase of $0.5 million, or 16%, compared to the same period in 2015. The three month increase is primarily due to an increase in legal fees, recruiting fees, consulting fees, and loan workout expenses, partially offset by decreases in tax preparation outsourcing expenses.
Marketing and business development expense for the three months ended March 31, 2016 was $2.2 million, an increase of $0.8 million, or 61%, compared to the same period in 2015. The three month increase is primarily related to the timing of marketing programs in the Private Banking segment.
Income Tax Expense. Income tax expense for continuing operations for the three months ended March 31, 2016 was $7.4 million. The effective tax rate for continuing operations for the three months ended March 31, 2016 was 30.6%, compared to an effective tax rate of 32.4% for the same period in 2015. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 9: Income Taxes” for further detail.

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
In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update is intended to simplify several aspects of the accounting for employee share-based plans such as income tax consequences, classification of awards as either liabilities or equity on the balance sheet, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. Although early adoption is permitted, the Company does not plan on adopting prior to 2017. The Company does not expect that this ASU will have a material effect on its consolidated financial statements although fluctuations in the Company’s stock price between issuance date and settlement date of employee share-based transactions will lead to fluctuations in earnings once this ASU is implemented.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU update is intended to increase transparency and comparability among companies by recognizing right of use lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be implemented utilizing a modified retrospective approach. The Company expects that this ASU will gross up the assets and liabilities on the balance sheet related to the lease assets and liabilities and also reclass a portion of the lease expense to interest expense rather than occupancy expense.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in the Interest Rate Sensitivity and Market Risk as described in Part II. Item 7A. “Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Sensitivity and Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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
Based on such evaluation, except for the exclusion noted in the preceding paragraph, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of March 31, 2016 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries, was made known to the certifying officers by others within the Company and its consolidated subsidiaries in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. On a quarterly basis, the Company evaluates the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.
(b) Change in internal controls over financial reporting.
There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. Other Information

Item 1.     Legal Proceedings
The Company is involved in various legal proceedings. In the opinion of management, final disposition of these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 1A.     Risk Factors
Before deciding to invest in us or deciding to maintain or increase your investment, you should carefully consider the risks described in Part I. Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC. There have been no material changes to these risk factors since the filing of that report.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum approximate dollar value of shares that may yet be purchased under the plans
January 1 - 31, 2016	—	$—	—	$—
February 1 - 29, 2016	—	—	—	20,000,000
March 1 - 31, 2016	245,000	11.22	245,000	17,245,121
Total	245,000	$11.22	245,000	$17,245,121
_________________
Shares purchased pursuant to the repurchase plan announced in the Company’s 2015 Annual Report on Form 10-K, filed with the SEC on February 26, 2016. The Company received a notice of non-objection from the Federal Reserve for a share repurchase program of up to $20 million of the Company’s outstanding common shares. Under the program, shares may be repurchased from time to time in the open market for a two-year period. The Company’s board of directors approved the program, subject to regulatory non-objection, on January 27, 2016.

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

/s/ CLAYTON G. DEUTSCH
May 5, 2016	Clayton G. Deutsch
Chief Executive Officer

/s/ DAVID J. KAYE
May 5, 2016	David J. Kaye
Executive Vice President, Chief Financial and Administrative Officer