Form 10-Q
period 2016-06-30
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2016-08-03
CIK 821127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2016:

Common Stock, Par Value $1.00 Per Share	83,425,142
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION, ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)
	June 30, 2016	December 31, 2015
	(In thousands, except share and per share data)
Assets:
Cash and cash equivalents	$126,167	$238,694
Investment securities available-for-sale (amortized cost of $1,165,906 and $1,084,105 at June 30, 2016 and December 31, 2015, respectively)	1,191,523	1,084,510
Investment securities held-to-maturity (fair value of $107,389 and $116,384 at June 30, 2016 and December 31, 2015, respectively)	105,297	116,352
Stock in Federal Home Loan Banks	44,374	35,181
Loans held for sale	4,677	8,072
Total loans	5,751,497	5,719,212
Less: Allowance for loan losses	75,753	78,500
Net loans	5,675,744	5,640,712
Other real estate owned (“OREO”)	2,042	776
Premises and equipment, net	31,752	31,036
Goodwill	152,082	152,082
Intangible assets, net	29,836	33,007
Fees receivable	11,129	11,258
Accrued interest receivable	18,061	17,950
Deferred income taxes, net	36,942	51,699
Other assets	149,975	121,179
Total assets	$7,579,601	$7,542,508
Liabilities:
Deposits	$5,536,092	$6,040,437
Deposits Held For Sale	110,558	—
Securities sold under agreements to repurchase	43,304	58,215
Federal funds purchased	180,000	—
Federal Home Loan Bank borrowings	678,012	461,324
Junior subordinated debentures	106,363	106,363
Other liabilities	135,289	111,468
Total liabilities	6,789,618	6,777,807
Redeemable Noncontrolling Interests	15,843	18,088
Shareholders’ Equity:
Preferred stock, $1.00 par value; authorized: 2,000,000 shares; Series D, 6.95% Non-Cumulative Perpetual, issued and outstanding: 50,000 shares at June 30, 2016 and December 31, 2015; liquidation preference: $1,000 per share	47,753	47,753
Common stock, $1.00 par value; authorized: 170,000,000 shares; issued and outstanding: 83,380,426 shares at June 30, 2016 and 83,410,961 shares at December 31, 2015	83,380	83,411
Additional paid-in capital	597,989	600,670
Retained earnings	28,985	12,886
Accumulated other comprehensive income/ (loss)	12,654	(1,500)
Total Company’s shareholders’ equity	770,761	743,220
Noncontrolling interests	3,379	3,393
Total shareholders’ equity	774,140	746,613
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$7,579,601	$7,542,508
See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$49,731	$46,663	$99,777	$94,663
Taxable investment securities	1,507	1,075	3,101	2,070
Non-taxable investment securities	1,400	1,125	2,790	2,146
Mortgage-backed securities	2,982	2,775	6,047	5,389
Federal funds sold and other	405	282	912	516
Total interest and dividend income	56,025	51,920	112,627	104,784
Interest expense:
Deposits	4,075	3,822	8,257	7,714
Federal Home Loan Bank borrowings	2,139	2,017	4,092	3,948
Junior subordinated debentures	584	967	1,162	1,923
Repurchase agreements and other short-term borrowings	58	29	68	42
Total interest expense	6,856	6,835	13,579	13,627
Net interest income	49,169	45,085	99,048	91,157
Provision/ (credit) for loan losses	(2,535)	—	(5,668)	(2,500)
Net interest income after provision/ (credit) for loan losses	51,704	45,085	104,716	93,657
Fees and other income:
Investment management fees	10,627	11,731	21,285	23,445
Wealth advisory fees	12,551	12,678	25,263	25,353
Wealth management and trust fees	11,208	13,545	22,124	27,103
Other banking fee income	2,982	2,031	6,215	3,941
Gain on sale of loans, net	197	362	406	665
Gain on sale of investments, net	245	8	246	16
Gain/ (loss) on OREO, net	—	—	280	89
Other	(1,015)	2,305	(1,002)	3,393
Total fees and other income	36,795	42,660	74,817	84,005
Operating expense:
Salaries and employee benefits	40,614	39,816	83,174	81,943
Occupancy and equipment	9,928	9,095	19,515	18,130
Professional services	3,015	3,214	6,530	6,235
Marketing and business development	1,811	1,706	3,981	3,054
Contract services and data processing	1,737	1,495	3,416	2,932
Amortization of intangibles	1,586	1,655	3,172	3,257
FDIC insurance	1,015	963	2,035	1,974
Restructuring	905	220	2,017	220
Other	4,120	4,254	7,600	8,100
Total operating expense	64,731	62,418	131,440	125,845
Income before income taxes	23,768	25,327	48,093	51,817
Income tax expense	7,626	8,000	15,064	16,572
Net income from continuing operations	16,142	17,327	33,029	35,245
Net income from discontinued operations	1,245	1,546	3,310	3,640
Net income before attribution to noncontrolling interests	17,387	18,873	36,339	38,885
(Continued)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Less: Net income attributable to noncontrolling interests	989	1,263	1,900	2,492
Net income attributable to the Company	$16,398	$17,610	$34,439	$36,393
Adjustments to net income attributable to the Company to arrive at net income attributable to common shareholders	$(970)	$(1,026)	$(1,259)	$(1,989)
Net income attributable to common shareholders for earnings per share calculation	$15,428	$16,584	$33,180	$34,404
Basic earnings per share attributable to common shareholders:
From continuing operations:	$0.17	$0.19	$0.37	$0.38
From discontinued operations:	$0.02	$0.02	$0.04	$0.05
Total attributable to common shareholders:	$0.19	$0.21	$0.41	$0.43
Weighted average basic common shares outstanding	81,236,809	80,778,562	81,269,154	80,647,191
Diluted earnings per share attributable to common shareholders:
From continuing operations:	$0.17	$0.18	$0.36	$0.37
From discontinued operations:	$0.01	$0.02	$0.04	$0.04
Total attributable to common shareholders:	$0.18	$0.20	$0.40	$0.41
Weighted average diluted common shares outstanding	83,519,939	83,260,383	83,391,057	83,111,228

 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net income attributable to the Company	$16,398	$17,610	$34,439	$36,393
Other comprehensive income/ (loss), net of tax:
Unrealized gain/ (loss) on securities available-for-sale	6,210	(4,317)	15,298	(1,986)
Reclassification adjustment for net realized gain/ (loss) included in net income	157	4	158	9
Net unrealized gain/ (loss) on securities available-for-sale	6,053	(4,321)	15,140	(1,995)
Unrealized gain/ (loss) on cash flow hedges	(352)	83	(1,498)	(1,017)
Reclassification adjustment for net realized gain/ (loss) included in net income	(266)	(593)	(512)	(1,184)
Net unrealized gain/ (loss) on cash flow hedges	(86)	676	(986)	167
Net unrealized gain/ (loss) on other	—	—	—	—
Other comprehensive income/ (loss), net of tax	5,967	(3,645)	14,154	(1,828)
Total comprehensive income attributable to the Company, net	$22,365	$13,965	$48,593	$34,565
 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/ (Loss)	Non- controlling Interests	Total
	(In thousands, except share data)
Balance, December 31, 2014	$47,753	$82,962	$610,903	$(37,396)	$(697)	$386	$703,911
Net income attributable to the Company	—	—	—	36,393	—	—	36,393
Other comprehensive income/ (loss), net	—	—	—	—	(1,828)	—	(1,828)
Dividends paid to common shareholders: $0.18 per share	—	—	(14,882)	—	—	—	(14,882)
Dividends paid to preferred shareholders	—	—	(1,738)	—	—	—	(1,738)
Net change in noncontrolling interests	—	—	—	—	—	2,510	2,510
Net proceeds from issuance of:
59,315 shares of common stock	—	59	620	—	—	—	679
622,523 shares of incentive stock grants, net of 132,067 shares canceled or forfeited and 100,148 shares withheld for employee taxes	—	390	(1,638)	—	—	—	(1,248)
Amortization of stock compensation and employee stock purchase plan	—	—	4,399	—	—	—	4,399
Stock options exercised	—	129	896	—	—	—	1,025
Tax benefit/ (deficiency) from certain stock compensation awards	—	—	95	—	—	—	95
Other equity adjustments	—	—	(1,231)	—	—	—	(1,231)
Balance at June 30, 2015	$47,753	$83,540	$597,424	$(1,003)	$(2,525)	$2,896	$728,085

Balance, December 31, 2015	$47,753	$83,411	$600,670	$12,886	$(1,500)	$3,393	$746,613
Net income attributable to the Company	—	—	—	34,439	—	—	34,439
Other comprehensive income/ (loss), net	—	—	—	—	14,154	—	14,154
Dividends paid to common shareholders: $0.20 per share	—	—	—	(16,602)	—	—	(16,602)
Dividends paid to preferred shareholders	—	—	—	(1,738)	—	—	(1,738)
Net change in noncontrolling interests	—	—	—	—	—	(14)	(14)
Repurchase of 399,442 shares of common stock	—	(399)	(4,096)	—	—	—	(4,495)
Net proceeds from issuance of:
76,611 shares of common stock	—	76	662	—	—	—	738
587,628 shares of incentive stock grants, net of 303,583 shares canceled or forfeited and 63,235 shares withheld for employee taxes	—	221	(959)	—	—	—	(738)
Amortization of stock compensation and employee stock purchase plan	—	—	372	—	—	—	372
Stock options exercised	—	71	458	—	—	—	529
Tax benefit/ (deficiency) from certain stock compensation awards	—	—	(749)	—	—	—	(749)
Other equity adjustments	—	—	1,631	—	—	—	1,631
Balance at June 30, 2016	$47,753	$83,380	$597,989	$28,985	$12,654	$3,379	$774,140

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six months ended June 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income attributable to the Company	$34,439	$36,393
Adjustments to arrive at net income from continuing operations
Net income attributable to noncontrolling interests	1,900	2,492
Less: Net income from discontinued operations	(3,310)	(3,640)
Net income from continuing operations	33,029	35,245
Adjustments to reconcile net income from continuing operations to net cash provided by/ (used in) operating activities:
Depreciation and amortization	10,927	11,391
Net income attributable to noncontrolling interests	(1,900)	(2,492)
Equity issued as compensation, net of cancellations	372	4,399
Provision/ (credit) for loan losses	(5,668)	(2,500)
Loans originated for sale	(39,923)	(89,008)
Proceeds from sale of loans held for sale	43,724	77,260
Deferred income tax expense/ (benefit)	4,624	1,300
Net decrease/ (increase) in other operating activities	(3,472)	(20,254)
Net cash provided by/ (used in) operating activities of continuing operations	41,713	15,341
Net cash provided by/ (used in) operating activities of discontinued operations	3,310	3,640
Net cash provided by/ (used in) operating activities	45,023	18,981
Cash flows from investing activities:
Available-for-sale investment securities:
Purchases	(196,651)	(274,333)
Sales	29,132	5,835
Maturities, calls, redemptions, and principal payments	82,420	99,747
Held-to-maturity investment securities:
Purchases	—	—
Principal payments	10,698	12,061
(Investments)/ distributions in trusts, net	(392)	(365)
(Purchase)/ redemption of Federal Home Loan Banks stock	(9,193)	(3,387)
Net (increase)/ decrease in portfolio loans	(37,832)	(194,290)
Proceeds from recoveries of loans previously charged-off	5,956	5,025
Proceeds from sale of OREO	958	—
Capital expenditures, net of sale proceeds	(5,053)	(2,489)
Net cash provided by/ (used in) investing activities of continuing operations	(119,957)	(352,196)
Net cash provided by/ (used in) investing activities	(119,957)	(352,196)
(Continued)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six months ended June 30,
	2016	2015
Cash flows from financing activities:
Net increase/ (decrease) in deposits, excluding transfer to Deposits held for sale	(393,787)	(24,851)
Net increase/ (decrease) in securities sold under agreements to repurchase	(14,911)	(3,836)
Net increase/ (decrease) in federal funds purchased	180,000	100,000
Net increase/ (decrease) in short-term Federal Home Loan Bank borrowings	235,000	120,000
Advances of long-term Federal Home Loan Bank borrowings	47,434	67,636
Repayments of long-term Federal Home Loan Bank borrowings	(65,746)	(16,257)
Dividends paid to common shareholders	(16,602)	(14,882)
Dividends paid to preferred shareholders	(1,738)	(1,738)
Repurchase of common stock	(4,495)	—
Tax benefit/ (deficiency) from certain stock compensation awards	(749)	95
Proceeds from stock option exercises	529	1,025
Proceeds from issuance of common stock, net	—	(569)
Distributions paid to noncontrolling interests	(1,844)	(2,405)
Other equity adjustments	(684)	(513)
Net cash provided by/ (used in) financing activities of continuing operations	(37,593)	223,705
Net cash provided by/ (used in) financing activities	(37,593)	223,705
Net increase/ (decrease) in cash and cash equivalents	(112,527)	(109,510)
Cash and cash equivalents at beginning of year	238,694	172,609
Cash and cash equivalents at end of period	$126,167	$63,099
Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$13,646	$13,627
Cash paid for income taxes, net of (refunds received)	20,834	23,038
Change in unrealized gain/ (loss) on available-for-sale securities, net of tax	15,140	(1,995)
Change in unrealized gain/ (loss) on cash flow hedges, net of tax	(986)	167
Change in unrealized gain/ (loss) on other, net of tax	—	—
Non-cash transactions:
Loans transferred into other real estate owned from loan portfolio	1,944	—
Loans charged-off	(3,035)	(112)
Premises and equipment transferred into/ (out of) other assets held for sale	891	—
Deposits transferred into/ (out of) held for sale	110,558	—

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
In June 2016, the Bank entered into a definitive agreement to sell two of its offices in the Southern California market, located in Granada Hills and Burbank, California. Certain assets identified as part of the sale are included in assets held for sale, which is included in other assets on the consolidated balance sheet as of June 30, 2016. Certain deposits identified as part of the sale are included in deposits held for sale on the consolidated balance sheet as of June 30, 2016.
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

2.    Earnings Per Share
The treasury stock method of calculating earnings per share (“EPS”) is presented below for the three and six months ended June 30, 2016 and 2015. The following tables present the computations of basic and diluted EPS:

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
(In thousands, except share and per share data)
Basic earnings per share - Numerator:
Net income from continuing operations	$16,142	$17,327	$33,029	$35,245
Less: Net income attributable to noncontrolling interests	989	1,263	1,900	2,492
Net income from continuing operations attributable to the Company	15,153	16,064	31,129	32,753
Decrease/ (increase) in noncontrolling interests’ redemption values (1)	(101)	(157)	479	(251)
Dividends on preferred stock	(869)	(869)	(1,738)	(1,738)
Total adjustments to income attributable to common shareholders (2)	(970)	(1,026)	(1,259)	(1,989)
Net income from continuing operations attributable to common shareholders, treasury stock method (2)	14,183	15,038	29,870	30,764
Net income from discontinued operations (2)	1,245	1,546	3,310	3,640
Net income attributable to common shareholders, treasury stock method (2)	$15,428	$16,584	$33,180	$34,404

Basic earnings per share - Denominator:
Weighted average basic common shares outstanding	81,236,809	80,778,562	81,269,154	80,647,191
Per share data - Basic earnings per share from:
Continuing operations	$0.17	$0.19	$0.37	$0.38
Discontinued operations	$0.02	$0.02	$0.04	$0.05
Total attributable to common shareholders	$0.19	$0.21	$0.41	$0.43

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
(In thousands, except share and per share data)
Diluted earnings per share - Numerator:
Net income from continuing operations attributable to common shareholders, after assumed dilution (2)	$14,183	$15,038	$29,870	$30,764
Net income from discontinued operations	1,245	1,546	3,310	3,640
Net income attributable to common shareholders, after assumed dilution	$15,428	$16,584	$33,180	$34,404
Diluted earnings per share - Denominator:
Weighted average basic common shares outstanding	81,236,809	80,778,562	81,269,154	80,647,191
Dilutive effect of:
Stock options and performance-based and time-based restricted stock (2),(3)	1,058,425	1,231,478	1,019,488	1,249,729
Warrants to purchase common stock (3)	1,224,705	1,250,343	1,102,415	1,214,308
Dilutive common shares	2,283,130	2,481,821	2,121,903	2,464,037
Weighted average diluted common shares outstanding (2), (3)	83,519,939	83,260,383	83,391,057	83,111,228
Per share data - Diluted earnings per share from:
Continuing operations	$0.17	$0.18	$0.36	$0.37
Discontinued operations	$0.01	$0.02	$0.04	$0.04
Total attributable to common shareholders	$0.18	$0.20	$0.40	$0.41
Dividends per share declared and paid on common stock	$0.10	$0.09	$0.20	$0.18
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

(2)
The Company presents its EPS based on the treasury stock method. The Company reverted to the treasury stock presentation from the two-class presentation due to the immaterial number of participating shares outstanding as of March 31, 2016. If the EPS presentation had been based on the two-class method, the following adjustments would have been made to the presentation of EPS for the three and six months ended June 30, 2016. Net income attributable to common shareholders would have been reduced by an additional $4 thousand, for the six months ended June 30, 2016, and the allocation of net income to participating securities would have been $1 thousand and $6 thousand, for the three and six months ended June 30, 2016, respectively, reducing net income attributable to common shareholders by a total of $1 thousand and $10 thousand, for the three and six months ended June 30, 2016, respectively. Basic EPS would not change. Weighted average diluted shared outstanding would have been reduced by 3,847 shares and 19,522 shares for the three and six months ended June 30, 2016, respectively. Diluted EPS would not change.

If the EPS presentation had been based on the two-class method, the following adjustments would have been made to the presentation of EPS for the three and six months ended June 30, 2015. Net income attributable to common shareholders would have been reduced by an additional $38 thousand and $80 thousand, for the three and six months ended June 30, 2015, respectively, and the allocation of net income to participating securities would have been $33 thousand and $92 thousand, for the three and six months ended June 30, 2015, respectively, reducing net income attributable to common shareholders by a total of $71 thousand and $172 thousand, for the three and six months ended June 30, 2015, respectively. Basic EPS would decrease by $0.01 per share for both the three and six months ended June 30, 2015. Weighted average diluted shared outstanding would have been reduced by 221,902 shares and 282,399 shares, for the three and six months ended June 30, 2015, respectively. Diluted EPS would not change.

(3)
The diluted EPS computations for the three and six months ended June 30, 2016 and 2015 do not assume the conversion, exercise, or contingent issuance of the following shares for the following periods because the result would have been anti-dilutive for the periods indicated. As a result of the anti-dilution, the potential common shares excluded from the diluted EPS computation are as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Shares excluded due to exercise price exceeding the average market price of common shares during the period (total outstanding):	(In thousands)
Potential common shares from:
Stock options, restricted stock, or other dilutive securities	315	538	243	585
Total shares excluded due to exercise price exceeding the average market price of common shares during the period	315	538	243	585

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

Reconciliation of Reportable Segment Items
The following tables present a reconciliation of the revenues, profits, assets, and other significant items of reportable segments as of and for the three and six months ended June 30, 2016 and 2015. Interest expense on junior subordinated debentures is reported at the Holding Company.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Private Banking	(In thousands)
Net interest income	$49,713	$46,017	$100,133	$93,007
Fees and other income	2,227	3,437	5,605	6,221
Total revenues	51,940	49,454	105,738	99,228
Provision/ (credit) for loan losses	(2,535)	—	(5,668)	(2,500)
Operating expense	32,093	28,281	63,368	57,086
Income before income taxes	22,382	21,173	48,038	44,642
Income tax expense	7,038	6,848	15,412	14,616
Net income from continuing operations	15,344	14,325	32,626	30,026
Net income attributable to the Company	$15,344	$14,325	$32,626	$30,026

Assets	$7,417,465	$6,860,288	$7,417,465	$6,860,288
Amortization of intangibles	$—	$45	$—	$91
Depreciation	$1,125	$1,159	$2,271	$2,364

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Wealth Management and Trust	(In thousands)
Fees and other income	$11,300	$14,647	$22,356	$28,604
Operating expense (1)	13,738	12,777	29,590	25,108
Income/ (loss) before income taxes	(2,438)	1,870	(7,234)	3,496
Income tax expense/ (benefit)	(970)	806	(2,909)	1,500
Net income/ (loss) from continuing operations	(1,468)	1,064	(4,325)	1,996
Net income/ (loss) attributable to the Company	$(1,468)	$1,064	$(4,325)	$1,996

Assets	$86,397	$78,480	$86,397	$78,480
Amortization of intangibles	$745	$624	$1,490	$1,195
Depreciation	$269	$194	$500	$381

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Investment Management	(In thousands)
Net interest income	$4	$5	$8	$11
Fees and other income	10,646	11,739	21,305	23,461
Total revenues	10,650	11,744	21,313	23,472
Operating expense	7,895	8,544	15,919	17,230
Income before income taxes	2,755	3,200	5,394	6,242
Income tax expense	898	1,040	1,777	2,042
Net income from continuing operations	1,857	2,160	3,617	4,200
Noncontrolling interests	469	620	946	1,257
Net income attributable to the Company	$1,388	$1,540	$2,671	$2,943

Assets	$93,975	$100,029	$93,975	$100,029
Amortization of intangibles	$651	$739	$1,301	$1,478
Depreciation	$74	$70	$147	$140

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Wealth Advisory	(In thousands)
Net interest income	$4	$2	$7	$4
Fees and other income	12,579	12,708	25,321	25,415
Total revenues	12,583	12,710	25,328	25,419
Operating expense	9,171	8,720	18,865	17,852
Income before income taxes	3,412	3,990	6,463	7,567
Income tax expense	1,266	1,483	2,414	2,804
Net income from continuing operations	2,146	2,507	4,049	4,763
Noncontrolling interests	520	643	954	1,231
Net income attributable to the Company	$1,626	$1,864	$3,095	$3,532

Assets	$76,370	$76,847	$76,370	$76,847
Amortization of intangibles	$190	$247	$381	$493
Depreciation	$220	$216	$435	$427

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Holding Company and Eliminations	(In thousands)
Net interest income	$(552)	$(939)	$(1,100)	$(1,865)
Fees and other income	43	129	230	304
Total revenues	(509)	(810)	(870)	(1,561)
Operating expense	1,834	4,096	3,698	8,569
Income/ (loss) before income taxes	(2,343)	(4,906)	(4,568)	(10,130)
Income tax expense/ (benefit)	(606)	(2,177)	(1,630)	(4,390)
Net income/ (loss) from continuing operations	(1,737)	(2,729)	(2,938)	(5,740)
Noncontrolling interests	—	—	—	4
Discontinued operations	1,245	1,546	3,310	3,640
Net income/ (loss) attributable to the Company	$(492)	$(1,183)	$372	$(2,104)

Assets	$(94,606)	$(69,705)	$(94,606)	$(69,705)
Depreciation	$10	$13	$21	$44

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Total Company	(In thousands)
Net interest income	$49,169	$45,085	$99,048	$91,157
Fees and other income	36,795	42,660	74,817	84,005
Total revenues	85,964	87,745	173,865	175,162
Provision/ (credit) for loan losses	(2,535)	—	(5,668)	(2,500)
Operating expense	64,731	62,418	131,440	125,845
Income before income taxes	23,768	25,327	48,093	51,817
Income tax expense	7,626	8,000	15,064	16,572
Net income from continuing operations	16,142	17,327	33,029	35,245
Noncontrolling interests	989	1,263	1,900	2,492
Discontinued operations	1,245	1,546	3,310	3,640
Net income attributable to the Company	$16,398	$17,610	$34,439	$36,393

Assets	$7,579,601	$7,045,939	$7,579,601	$7,045,939
Amortization of intangibles	$1,586	$1,655	$3,172	$3,257
Depreciation	$1,698	$1,652	$3,374	$3,356
____________

(1)
Operating expense includes $0.9 million and $2.0 million of restructuring expense for the three and six months ended June 30, 2016, respectively, related to the Wealth Management and Trust segment. Operating expense includes $0.2 million of restructuring expenses for both the three and six months ended June 30, 2015 related to the Wealth Management and Trust segment.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

4.    Investments
The following table presents a summary of investment securities:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
As of June 30, 2016
Available-for-sale securities at fair value:
U.S. government and agencies	$40,822	$920	$(5)	$41,737
Government-sponsored entities	335,632	7,578	—	343,210
Municipal bonds	265,507	10,877	(68)	276,316
Mortgage-backed securities (1)	503,993	7,145	(1,109)	510,029
Other	19,952	288	(9)	20,231
Total	$1,165,906	$26,808	$(1,191)	$1,191,523

Held-to-maturity securities at amortized cost:
Mortgage-backed securities (1)	$105,297	$2,092	$—	$107,389
Total	$105,297	$2,092	$—	$107,389

As of December 31, 2015
Available-for-sale securities at fair value:
U.S. government and agencies	$21,214	$64	$(27)	$21,251
Government-sponsored entities	345,033	874	(1,345)	344,562
Municipal bonds	263,661	5,099	(116)	268,644
Mortgage-backed securities (1)	431,446	1,329	(5,734)	427,041
Other	22,751	268	(7)	23,012
Total	$1,084,105	$7,634	$(7,229)	$1,084,510

Held-to-maturity securities at amortized cost:
Mortgage-backed securities (1)	$116,352	$294	$(262)	$116,384
Total	$116,352	$294	$(262)	$116,384
___________________

(1)	All mortgage-backed securities are guaranteed by U.S. government agencies or Government-sponsored entities.
The following table presents the maturities of available-for-sale investment securities, based on contractual maturity, as of June 30, 2016. Certain securities are callable before their final maturity. Additionally, certain securities (such as mortgage-backed securities) are shown within the table below based on their final (contractual) maturity, but due to prepayments and amortization are expected to have shorter lives.

	Available-for-sale Securities
	Amortized cost	Fair value
	(In thousands)
Within one year	$90,599	$91,045
After one, but within five years	310,027	316,819
After five, but within ten years	243,664	250,725
Greater than ten years	521,616	532,934
Total	$1,165,906	$1,191,523

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the maturities of held-to-maturity investment securities, based on contractual maturity, as of June 30, 2016.

	Held-to-maturity Securities
	Amortized cost	Fair value
	(In thousands)
Within one year	$—	$—
After one, but within five years	—	—
After five, but within ten years	—	—
Greater than ten years	105,297	107,389
Total	$105,297	$107,389
The following table presents the proceeds from sales, gross realized gains and gross realized losses for available-for-sale securities that were sold during the following periods:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Proceeds from sales	$13,840	$820	$29,132	$5,835
Realized gains	245	8	247	16
Realized losses	—	—	(1)	—
The following table presents information regarding securities as of June 30, 2016 having temporary impairment, due to the fair values having declined below the amortized cost of the individual securities, and the time period that the investments have been temporarily impaired.

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	# of securities
Available-for-sale securities	(In thousands)
U.S. government and agencies	$—	$—	$728	$(5)	$728	$(5)	2
Government-sponsored entities	—	—	—	—	—	—	—
Municipal bonds	—	—	2,762	(68)	2,762	(68)	2
Mortgage-backed securities (1)	14,228	(104)	48,167	(1,005)	62,395	(1,109)	35
Other	54	(8)	12	(1)	66	(9)	8
Total	$14,282	$(112)	$51,669	$(1,079)	$65,951	$(1,191)	47

Held-to-maturity securities
Mortgage-backed securities (1)	$—	$—	$—	$—	$—	$—	—
Total	$—	$—	$—	$—	$—	$—	—
___________________

(1)	All mortgage-backed securities are guaranteed by U.S. government agencies or Government-sponsored entities.
The U.S. government and agencies securities, and mortgage-backed securities in the table above had current Standard and Poor’s credit ratings of AA+. The municipal bonds in the table above had current Standard and Poor’s credit ratings of at least AA+. The other securities consisted of equity securities. At June 30, 2016, the Company does not consider these investments other-than-temporarily impaired because the decline in fair value on investments is primarily attributed to changes in interest rates and not credit quality.
At June 30, 2016 and 2015, the amount of investment securities in an unrealized loss position greater than 12 months, as well as in total, was primarily due to changes in interest rates. The Company has no intent to sell any securities in an unrealized loss position at June 30, 2016 and it is not more likely than not that the Company would be forced to sell any of

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

these securities prior to the full recovery of all unrealized loss amounts. Subsequent to June 30, 2016 and through the date of the filing of this Quarterly Report on Form 10-Q, no securities were downgraded to below investment grade, nor were any securities in an unrealized loss position sold.
Cost method investments, which are included in other assets, can be temporarily impaired when the fair values decline below the amortized costs of the individual investments. There were no cost method investments with unrealized losses as of June 30, 2016 or December 31, 2015. The Company’s cost method investments primarily include low income housing partnerships which generate tax credits. The Company also holds partnership interests in venture capital funds formed to provide financing to small businesses and to promote community development. The Company had $32.5 million and $27.7 million in cost method investments included in other assets as of June 30, 2016 and December 31, 2015, respectively.

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
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of June 30, 2016	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available-for-sale securities:
U.S. government and agencies	$41,737	$41,008	$729	$—
Government-sponsored entities	343,210	—	343,210	—
Municipal bonds	276,316	—	276,316	—
Mortgage-backed securities	510,029	—	510,029	—
Other	20,231	20,231	—	—
Total available-for-sale securities	1,191,523	61,239	1,130,284	—
Derivatives - interest rate customer swaps	28,885	—	28,885	—
Derivatives - customer foreign exchange forwards	2	—	2	—
Derivatives - risk participation agreement	26	—	26	—
Other investments	5,994	5,994	—	—
Liabilities:
Derivatives - interest rate customer swaps	$31,168	$—	$31,168	$—
Derivatives - customer foreign exchange forwards	2	—	2	—
Derivatives - interest rate swaps	3,629	—	3,629	—
Derivatives - risk participation agreement	23	—	23	—
Other liabilities	5,994	5,994	—	—

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

		Fair value measurements at reporting date using:
	As of December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available-for-sale securities:
U.S. government and agencies	$21,251	$20,251	$1,000	$—
Government-sponsored entities	344,562	—	344,562	—
Municipal bonds	268,644	—	268,644	—
Mortgage-backed securities	427,041	—	427,041	—
Other	23,012	23,012	—	—
Total available-for-sale securities	1,084,510	43,263	1,041,247	—
Derivatives - interest rate customer swaps	7,960	—	7,960	—
Other investments	5,602	5,602	—	—
Liabilities:
Derivatives - interest rate customer swaps	$8,084	$—	$8,084	$—
Derivatives - interest rate swaps	1,907	—	1,907	—
Derivatives - risk participation agreement	11	—	11	—
Other liabilities	5,602	5,602	—	—
As of June 30, 2016 and December 31, 2015, available-for-sale securities consisted primarily of U.S. government and agencies securities, government-sponsored entities securities, municipal bonds, mortgage-backed securities, and other available-for-sale securities. The equities (which are categorized as other available-for-sale securities) are valued with prices quoted in active markets. Five U.S. Treasury securities at June 30, 2016 and three U.S. Treasury securities at December 31, 2015, are valued with prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement. The government-sponsored entities securities, municipal bonds, mortgage-backed securities, and certain investments in Small Business Administration (“SBA”) loans (which are categorized as U.S. government and agencies securities) generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets. Therefore, they have been categorized as a Level 2 measurement. No investments held at June 30, 2016 or December 31, 2015 were categorized as Level 3.
The Company uses interest rate customer swaps, interest rate swaps, risk participation agreements, and a junior subordinated debenture interest rate swap to manage its interest rate risk, and customer foreign exchange forward contracts to manage its foreign exchange risk, if any. The junior subordinated debenture interest rate swap agreement matured on December 30, 2015. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, they have been categorized as a Level 2 measurement as of June 30, 2016 and December 31, 2015. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements-Note 8: Derivatives and Hedging Activities” for further details.
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
The Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As a result, the Company

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy as of June 30, 2016 and December 31, 2015.
Other investments, which are not considered available-for-sale investments, consist of deferred compensation trusts, which consist of publicly traded mutual fund investments that are valued at prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement as of June 30, 2016 and December 31, 2015. The remaining other investments categorized as Level 2 consist of the Company’s cost-method investments as of June 30, 2016 and December 31, 2015.
There were no Level 3 assets valued on a recurring basis at June 30, 2016 or December 31, 2015.
The following tables present the Company’s assets and liabilities measured at fair value on a non-recurring basis during the periods ended June 30, 2016 and 2015, respectively, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of June 30, 2016	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended June 30, 2016	Six months ended June 30, 2016
	(In thousands)
Assets:
Impaired loans (1)	$7,806	$—	$—	$7,806	$—	$(1,164)
___________________

(1)	Collateral-dependent impaired loans held at June 30, 2016 that had write-downs in fair value or whose specific reserve changed during the first six months of 2016.

	As of June 30, 2015	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended June 30, 2015	Six months ended June 30, 2015
	(In thousands)
Assets:
Impaired loans (1)	$1,448	$—	$—	$1,448	$—	$—
________________

(1)	Collateral-dependent impaired loans held at June 30, 2015 that had write-downs in fair value or whose specific reserve changed during the first six months of 2015.
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	As of June 30, 2016
	Fair Value	Valuation technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$7,806	Appraisals of Collateral	Discount for costs to sell	6% - 13%	7%
			Appraisal adjustments	20% - 40%	37%

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of June 30, 2015
	Fair Value	Valuation technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$1,448	Appraisals of Collateral	Discount for costs to sell	11% - 13%	12%
			Appraisal adjustments	0% - 15%	7%
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
The following tables present the carrying values and fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis (other than certain loans, as noted below):

	As of June 30, 2016
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$126,167	$126,167	$126,167	$—	$—
Held-to-maturity investment securities	105,297	107,389	—	107,389	—
Loans held for sale	4,677	5,549	—	5,549	—
Loans, net	5,675,744	5,757,824	—	—	5,757,824
Other financial assets	126,796	126,796	—	126,796	—
FINANCIAL LIABILITIES:
Deposits	5,536,092	5,538,277	—	5,538,277	—
Deposits held for sale	110,558	113,679	—	113,679	—
Securities sold under agreements to repurchase	43,304	43,304	—	43,304	—
Federal Funds purchased	180,000	180,000	—	180,000	—
Federal Home Loan Bank borrowings	678,012	683,717	—	683,717	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	1,950	1,950	—	1,950	—

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of December 31, 2015
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$238,694	$238,694	$238,694	$—	$—
Held-to-maturity investment securities	116,352	116,384	—	116,384	—
Loans held for sale	8,072	8,144	—	8,144	—
Loans, net	5,640,712	5,658,254	—	—	5,658,254
Other financial assets	118,233	118,233	—	118,233	—
FINANCIAL LIABILITIES:
Deposits	6,040,437	6,041,239	—	6,041,239	—
Securities sold under agreements to repurchase	58,215	58,215	—	58,215	—
Federal Home Loan Bank borrowings	461,324	465,100	—	465,100	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	1,978	1,978	—	1,978	—
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
Deposits held for sale
The deposits held for sale at June 30, 2016 relate to the two banking offices in Southern California for which the Bank has entered into a Purchase and Assumption Agreement (the “Agreement”). Pursuant to this Agreement, the Bank will transfer certain depository accounts of these offices to the purchaser. The fair value reported for deposits held for sale was estimated based on the deposit premium to be paid per the Agreement and the amount and type of deposits outstanding as of June 30, 2016. The actual premium will be updated based on the average deposits prior to the close. Accordingly, deposits held for sale are included in the Level 2 fair value category.
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
Total loans include deferred loan origination (fees)/ costs, net, of $6.4 million and $5.6 million as of June 30, 2016 and December 31, 2015, respectively.
The following table presents a summary of the loan portfolio based on the portfolio segment as of the dates indicated:

	June 30, 2016	December 31, 2015
	(In thousands)
Commercial and industrial	$1,042,917	$1,111,555
Commercial real estate	1,977,312	1,914,134
Construction and land	142,549	183,434
Residential	2,280,116	2,229,540
Home equity	125,486	119,828
Consumer and other	183,117	160,721
Total Loans	$5,751,497	$5,719,212

The following table presents nonaccrual loans receivable by class of receivable as of the dates indicated:

	June 30, 2016	December 31, 2015
	(In thousands)
Commercial and industrial	$1,106	$1,019
Commercial real estate	6,934	11,232
Construction and land	861	3,297
Residential	8,967	9,661
Home equity	1,295	1,306
Consumer and other	25	56
Total	$19,188	$26,571
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, although infrequent, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were $0.1 million and no loans 90 days or more past due, but still accruing, respectively, as of June 30, 2016 and December 31, 2015. The Bank’s policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six consecutive months). For troubled debt restructured loans

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

(“TDRs”), a return to accrual status generally requires timely payments for a period of six months in accordance with the restructured loan terms, along with meeting other criteria.
The following tables show the payment status of loans by class of receivable as of the dates indicated:

	June 30, 2016
	Accruing Past Due				Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Accruing Past Due	Current Payment Status	30-89 Days Past Due	90 Days or Greater Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$3,151	$—	$—	$3,151	$1,106	$—	$—	$1,106	$1,038,660	$1,042,917
Commercial real estate	1,329	161	—	1,490	3,922	—	3,012	6,934	1,968,888	1,977,312
Construction and land	—	—	115	115	74	29	758	861	141,573	142,549
Residential	—	2,481	—	2,481	2,843	765	5,359	8,967	2,268,668	2,280,116
Home equity	239	—	—	239	84	—	1,211	1,295	123,952	125,486
Consumer and other	75	190	—	265	10	8	7	25	182,827	183,117
Total	$4,794	$2,832	$115	$7,741	$8,039	$802	$10,347	$19,188	$5,724,568	$5,751,497

	December 31, 2015
	Accruing Past Due			Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Total Accruing Past Due	Current Payment Status	30-89 Days Past Due	90 Days or Greater Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$2,329	$338	$2,667	$726	$—	$293	$1,019	$1,107,869	$1,111,555
Commercial real estate	2,091	529	2,620	5,912	—	5,320	11,232	1,900,282	1,914,134
Construction and land	—	—	—	149	34	3,114	3,297	180,137	183,434
Residential	6,267	873	7,140	924	874	7,863	9,661	2,212,739	2,229,540
Home equity	40	—	40	217	—	1,089	1,306	118,482	119,828
Consumer and other	235	392	627	24	9	23	56	160,038	160,721
Total	$10,962	$2,132	$13,094	$7,952	$917	$17,702	$26,571	$5,679,547	$5,719,212
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
The following tables present the loan portfolio’s credit risk profile by internally assigned grade and class of receivable as of the dates indicated:

	June 30, 2016
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Substandard	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$1,009,528	$17,084	$15,199	$1,106	$1,042,917
Commercial real estate	1,895,974	35,760	38,644	6,934	1,977,312
Construction and land	125,069	12,796	3,823	861	142,549
Residential	2,264,593	—	6,556	8,967	2,280,116
Home equity	124,191	—	—	1,295	125,486
Consumer and other	181,402	1,688	2	25	183,117
Total	$5,600,757	$67,328	$64,224	$19,188	$5,751,497

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
The following tables present, by class of receivable, the balance of impaired loans with and without a related allowance, the associated allowance for those impaired loans with a related allowance, and the total unpaid principal on impaired loans:

	As of and for the three and six months ended June 30, 2016
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	QTD Average Recorded Investment	YTD Average Recorded Investment	QTD Interest Income Recognized while Impaired	YTD Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$8,595	$10,622	n/a	$5,668	$4,107	$59	$71
Commercial real estate	7,780	14,088	n/a	9,794	10,764	504	542
Construction and land	861	1,793	n/a	2,337	1,797	—	—
Residential	7,653	8,013	n/a	7,565	7,389	57	114
Home equity	—	—	n/a	—	—	—	—
Consumer and other	—	—	n/a	—	—	—	—
Subtotal	24,889	34,516	n/a	25,364	24,057	620	727
With an allowance recorded:
Commercial and industrial	37	37	$22	44	31	—	1
Commercial real estate	7,233	7,662	640	7,266	7,294	78	158
Construction and land	—	—	—	—	943	—	—
Residential	5,682	5,682	439	5,630	5,958	36	79
Home equity	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—
Subtotal	12,952	13,381	1,101	12,940	14,226	114	238
Total:
Commercial and industrial	8,632	10,659	22	5,712	4,138	59	72
Commercial real estate	15,013	21,750	640	17,060	18,058	582	700
Construction and land	861	1,793	—	2,337	2,740	—	—
Residential	13,335	13,695	439	13,195	13,347	93	193
Home equity	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—
Total	$37,841	$47,897	$1,101	$38,304	$38,283	$734	$965
___________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three and six months ended June 30, 2015
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	QTD Average Recorded Investment	YTD Average Recorded Investment	QTD Interest Income Recognized while Impaired	YTD Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$1,479	$1,537	n/a	$509	$1,152	$1	$808
Commercial real estate	18,050	25,881	n/a	18,675	19,808	72	966
Construction and land	1,215	2,240	n/a	1,243	4,637	—	92
Residential	10,239	11,026	n/a	9,444	9,527	73	151
Home equity	50	50	n/a	50	50	—	1
Consumer and other	1,007	1,007	n/a	1,007	1,007	1	1
Subtotal	32,040	41,741	n/a	30,928	36,181	147	2,019
With an allowance recorded:
Commercial and industrial	1,701	1,714	$316	1,350	1,203	20	54
Commercial real estate	7,144	7,572	776	8,095	8,504	124	216
Construction and land	2,200	2,356	172	2,200	2,200	—	—
Residential	7,329	7,681	1,234	7,479	7,257	51	100
Home equity	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—
Subtotal	18,374	19,323	2,498	19,124	19,164	195	370
Total:
Commercial and industrial	3,180	3,251	316	1,859	2,355	21	862
Commercial real estate	25,194	33,453	776	26,770	28,312	196	1,182
Construction and land	3,415	4,596	172	3,443	6,837	—	92
Residential	17,568	18,707	1,234	16,923	16,784	124	251
Home equity	50	50	—	50	50	—	1
Consumer and other	1,007	1,007	—	1,007	1,007	1	1
Total	$50,414	$61,064	$2,498	$50,052	$55,345	$342	$2,389
___________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the year ended December 31, 2015
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$2,259	$2,569	n/a	$1,638	$836
Commercial real estate	12,116	20,113	n/a	17,885	1,494
Construction and land	1,097	2,132	n/a	3,027	92
Residential	7,788	8,576	n/a	9,384	269
Home equity	—	—	n/a	42	2
Consumer and other	—	—	n/a	545	61
Subtotal	23,260	33,390	n/a	32,521	2,754
With an allowance recorded:
Commercial and industrial	15	15	$270	657	66
Commercial real estate	7,346	7,775	713	8,749	385
Construction and land	2,200	2,356	172	2,200	—
Residential	6,351	6,966	474	6,940	186
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Subtotal	15,912	17,112	1,629	18,546	637
Total:
Commercial and industrial	2,274	2,584	270	2,295	902
Commercial real estate	19,462	27,888	713	26,634	1,879
Construction and land	3,297	4,488	172	5,227	92
Residential	14,139	15,542	474	16,324	455
Home equity	—	—	—	42	2
Consumer and other	—	—	—	545	61
Total	$39,172	$50,502	$1,629	$51,067	$3,391
___________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.
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
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. As of June 30, 2016 and December 31, 2015, TDRs totaled $30.4 million and $30.6 million, respectively. As of June 30, 2016, $23.9 million of the $30.4 million in TDRs were on accrual status. As of December 31, 2015, $18.6 million of the $30.6 million in TDRs were on accrual status.

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
The following tables present the balance of TDRs that were restructured or defaulted during the periods indicated and the types of concessions granted:

	As of and for the three months ended June 30, 2016
	Restructured current quarter			TDRs that defaulted in the current quarter that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
	(Dollars in thousands)
Commercial and industrial	2	$7,209	$7,209	—	$—
Commercial real estate	1	1,276	1,276	—	—
Construction and land	—	—	—	—	—
Residential	1	115	116	—	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	4	$8,600	$8,601	—	$—

	As of and for the three months ended June 30, 2016
	Extension of term		Temporary rate reduction		Payment deferral		Combination of concessions (1)		Total concessions
	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment
	(Dollars in thousands)
Commercial and industrial	2	$7,209	—	$—	—	$—	—	$—	2	$7,209
Commercial real estate	—	—	—	—	—	—	1	1,276	1	1,276
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential	—	—	1	116	—	—	—	—	1	116
Home equity	—	—	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—	—	—
______________________

(1)	Combination of concessions includes loans that have had more than one modification, including extension of term, temporary reduction of interest rate, and/or payment deferral.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the six months ended June 30, 2016
	Restructured year to date			TDRs that defaulted year to date that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
	(Dollars in thousands)
Commercial and industrial	3	$7,384	$7,209	—	$—
Commercial real estate	1	1,276	1,276	—	—
Construction and land	—	—	—	—	—
Residential	2	260	261	—	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	6	$8,920	$8,746	—	$—

	As of and for the six months ended June 30, 2016
	Extension of term		Temporary rate reduction		Payment deferral		Combination of concessions (1)		Total concessions
	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment
	(Dollars in thousands)
Commercial and industrial	2	$7,209	—	$—	—	$—	1	$—	3	$7,209
Commercial real estate	—	—	—	—	—	—	1	1,276	1	1,276
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential	—	—	2	261	—	—	—	—	2	261
Home equity	—	—	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—	—	—
______________________

(1)	Combination of concessions includes loans that have had more than one modification, including extension of term, temporary reduction of interest rate, and/or payment deferral.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three months ended June 30, 2015
	Restructured current quarter			TDRs that defaulted in the current quarter that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
	(Dollars in thousands)
Commercial and industrial	1	$1,298	$1,304	—	$—
Commercial real estate	1	4,118	4,118	—	—
Construction and land	—	—	—	—	—
Residential	2	131	134	—	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	4	$5,547	$5,556	—	$—

	As of and for the three months ended June 30, 2015
	Extension of term		Temporary rate reduction		Payment deferral		Combination of concessions (1)		Total concessions
	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment
	(Dollars in thousands)
Commercial and industrial	—	$—	—	$—	—	$—	1	$1,304	1	$1,304
Commercial real estate	1	4,118	—	—	—	—	—	—	1	4,118
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential	—	—	1	109	1	25	—	—	2	134
Home equity	—	—	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—	—	—
______________________

(1)	Combination of concessions includes loans that have had more than one modification, including extension of term, temporary reduction of interest rate, and/or payment deferral.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the six months ended June 30, 2015
	Restructured year to date			TDRs that defaulted year to date that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
	(Dollars in thousands)
Commercial and industrial	1	$1,298	$1,304	—	$—
Commercial real estate	1	4,118	4,118	—	—
Construction and land	—	—	—	—	—
Residential	8	513	516	—	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	10	$5,929	$5,938	—	$—

	As of and for the six months ended June 30, 2015
	Extension of term		Temporary rate reduction		Payment deferral		Combination of concessions (1)		Total concessions
	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment
	(Dollars in thousands)
Commercial and industrial	—	$—	—	$—	—	$—	1	$1,304	1	$1,304
Commercial real estate	1	4,118	—	—	—	—	—	—	1	4,118
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential	—	—	7	491	1	25	—	—	8	516
Home equity	—	—	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—	—	—
______________________

(1)	Combination of concessions includes loans that have had more than one modification, including extension of term, temporary reduction of interest rate, and/or payment deferral.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

7.    Allowance for Loan Losses
The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $75.8 million and $78.5 million at June 30, 2016 and December 31, 2015, respectively.
The following tables present a summary of the changes in the allowance for loan losses for the periods indicated:

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Allowance for loan losses, beginning of period:
Commercial and industrial	$14,343	$14,337	$15,814	$14,114
Commercial real estate	44,519	43,552	44,215	43,854
Construction and land	5,551	5,411	6,322	4,041
Residential	10,634	10,397	10,544	10,374
Home equity	1,079	1,016	1,085	1,003
Consumer and other	301	508	520	382
Unallocated (1)	—	2,042	—	2,070
Total allowance for loan losses, beginning of period	76,427	77,263	78,500	75,838
Provision/ (credit) for loan losses:
Commercial and industrial	(1,179)	204	(1,836)	(1,777)
Commercial real estate	(803)	(333)	(2,650)	(1,266)
Construction and land	(811)	7	(1,809)	234
Residential	114	(52)	705	20
Home equity	60	8	54	21
Consumer and other	84	75	(132)	205
Unallocated	—	91	—	63
Total provision/(credit) for loan losses	(2,535)	—	(5,668)	(2,500)
Loans charged-off:
Commercial and industrial	—	(3)	(2,108)	(3)
Commercial real estate	—	—	—	—
Construction and land	—	—	(400)	—
Residential	—	—	(501)	(49)
Home equity	—	—	—	—
Consumer and other	(19)	(55)	(26)	(60)
Total charge-offs	(19)	(58)	(3,035)	(112)
Recoveries on loans previously charged-off:
Commercial and industrial	82	83	1,376	2,287
Commercial real estate	1,791	914	3,942	1,545
Construction and land	—	—	627	1,143
Residential	4	49	4	49
Home equity	—	—	—	—
Consumer and other	3	—	7	1
Total recoveries	1,880	1,046	5,956	5,025

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Allowance for loan losses at end of period:
Commercial and industrial	13,246	14,621	13,246	14,621
Commercial real estate	45,507	44,133	45,507	44,133
Construction and land	4,740	5,418	4,740	5,418
Residential	10,752	10,394	10,752	10,394
Home equity	1,139	1,024	1,139	1,024
Consumer and other	369	528	369	528
Unallocated (1)	—	2,133	—	2,133
Total allowance for loan losses at end of period	$75,753	$78,251	$75,753	$78,251
______________________

(1)	As of December 31, 2015, the unallocated reserve was allocated to the qualitative factors as part of the general reserves (ASC 450).
The following tables present the Company’s allowance for loan losses and loan portfolio at June 30, 2016 and December 31, 2015 by portfolio segment, disaggregated by method of impairment analysis. The Company had no loans acquired with deteriorated credit quality at June 30, 2016 or December 31, 2015.

	June 30, 2016
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses
	(In thousands)
Commercial and industrial	$8,632	$22	$1,034,285	$13,224	$1,042,917	$13,246
Commercial real estate	15,013	640	1,962,299	44,867	1,977,312	45,507
Construction and land	861	—	141,688	4,740	142,549	4,740
Residential	13,335	439	2,266,781	10,313	2,280,116	10,752
Home equity	—	—	125,486	1,139	125,486	1,139
Consumer	—	—	183,117	369	183,117	369
Total	$37,841	$1,101	$5,713,656	$74,652	$5,751,497	$75,753

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2015
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses
	(In thousands)
Commercial and industrial	$2,274	$270	$1,109,281	$15,544	$1,111,555	$15,814
Commercial real estate	19,462	713	1,894,672	43,502	1,914,134	44,215
Construction and land	3,297	172	180,137	6,150	183,434	6,322
Residential	14,139	474	2,215,401	10,070	2,229,540	10,544
Home equity	—	—	119,828	1,085	119,828	1,085
Consumer	—	—	160,721	520	160,721	520
Total	$39,172	$1,629	$5,680,040	$76,871	$5,719,212	$78,500

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
The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2016 and December 31, 2015:

	June 30, 2016				December 31, 2015
	Asset derivatives		Liability derivatives		Asset derivatives		Liability derivatives
	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$(3,629)	Other assets	$—	Other liabilities	$(1,907)
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	28,885	Other liabilities	(31,168)	Other assets	7,960	Other liabilities	(8,084)
Risk participation agreements	Other assets	26	Other liabilities	(23)	Other assets	—	Other liabilities	(11)
Foreign exchange contracts	Other assets	2	Other liabilities	(2)	Other assets	—	Other liabilities	—
Total		$28,913		$(34,822)		$7,960		$(10,002)
___________________

(1)	For additional details, see Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements-Note 5: Fair Value Measurements.”

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the effect of the Company’s derivative financial instruments in the consolidated statements of operations for the three and six months ended June 30, 2016 and 2015:

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion) (1)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)
	three months ended June 30,			three months ended June 30,
	2016	2015		2016	2015
(In thousands)
Interest rate products	$(643)	$140	Interest expense	$(453)	$(1,022)
Total	$(643)	$140		$(453)	$(1,022)
___________________

(1)	There was an additional $3 thousand related to the ineffective portion for the three months ended as of June 30, 2016 and no ineffective portion for the three months ended as of June 30, 2015.

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion) (1)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)
	six months ended June 30,			six months ended June 30,
	2016	2015		2016	2015
(In thousands)
Interest rate products	$(2,591)	$(1,733)	Interest expense	$(914)	$(2,040)
Total	$(2,591)	$(1,733)		$(914)	$(2,040)
___________________

(1)	There was an additional $45 thousand related to the ineffective portion for the six months ended as of June 30, 2016 and no ineffective portion for the six months ended as of June 30, 2015.

The following table presents the components of the Company’s accumulated other comprehensive income/ (loss) related to the derivatives for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Accumulated other comprehensive income/ (loss) on cash flow hedges, balance at beginning of period	$(2,023)	$(2,432)	$(1,123)	$(1,923)
Net change in unrealized gain/ (loss) on cash flow hedges	(86)	676	(986)	167
Accumulated other comprehensive income/ (loss) on cash flow hedges, balance at end of period	$(2,109)	$(1,756)	$(2,109)	$(1,756)
The Bank has agreements with its derivative counterparties that contain provisions where, if the Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Bank could also be declared in default on its derivative obligations. The Bank was in compliance with these provisions as of June 30, 2016 and December 31, 2015.
The Bank also has agreements with certain of its derivative counterparties that contain provisions where, if the Bank fails to maintain its status as a well- or adequately-capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations under the agreements. The Bank was in compliance with these provisions as of June 30, 2016 and December 31, 2015.
Certain of the Bank’s agreements with its derivative counterparties contain provisions where if specified events or conditions occur that materially change the Bank’s creditworthiness in an adverse manner, the Bank may be required to fully collateralize its obligations under the derivative instruments. The Bank was in compliance with these provisions as of June 30, 2016 and December 31, 2015.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

As of June 30, 2016 and December 31, 2015, the termination amounts related to collateral determinations of derivatives in a liability position were $34.9 million and $9.7 million, respectively. The Company has minimum collateral posting thresholds with its derivative counterparties and pledged securities with market values of $37.6 million and $9.8 million, respectively, as of June 30, 2016 and December 31, 2015, against its obligations under these agreements. In addition, as of December 31, 2015, the Company had posted cash collateral of $2.0 million against its obligations under these agreements. The collateral posted is typically greater than the current liability position. However, due to timing of liability position changes at period end, the funding of a collateral shortfall may take place shortly following period end.
Cash Flow Hedges of Interest Rate Risk
The Company’s objective in using derivatives is to add stability to interest income and expense and to manage the risk related to exposure to changes in interest rates. To accomplish this objective, the Bank entered into a total of six interest rate swaps, one during 2014 with an effective date of June 1, 2014, and five during 2013 with effective dates of December 1, 2014, September 2, 2014, June 1, 2014, March 1, 2014, and August 1, 2013. The six interest rate swaps each have a notional amount of $25 million and have terms ranging from three to six years. The Bank’s risk management objective and strategy for these interest rate swaps is to reduce its exposure to variability in interest-related cash outflows attributable to changes in the London Interbank Offered Rate (“LIBOR”) swap rate associated with borrowing programs for each of the periods, initially expected to be accomplished with LIBOR-indexed brokered deposits, but may also include LIBOR-indexed FHLB advances. The interest rate swaps will effectively fix the Bank’s interest payments on $150 million of its LIBOR-indexed liabilities at rates between 1.17% and 2.32%, and a weighted average rate of 1.85%.
The Company uses the “Hypothetical Derivative Method” described in ASC 815, Derivatives and Hedging (“ASC 815”), for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (“OCI”) (outside of earnings) and subsequently reclassified to earnings in interest and dividend income when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of operations as part of fees and other income. There was an immaterial amount of hedge ineffectiveness during the three and six months ended June 30, 2016 and no hedge ineffectiveness during the three and six months ended June 30, 2015. The Company monitors the risk of counterparty default on an ongoing basis.
A portion of the balance reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are made or received on the Company’s interest rate swaps. During the next twelve months, the Company estimates that $1.8 million will be reclassified as an increase in interest expense.
Non-designated Hedges
Derivatives not designated as hedges are not speculative and result from two different services the Bank provides to qualified commercial clients. The Bank offers certain derivative products directly to such clients. The Bank economically hedges derivative transactions executed with commercial clients by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of these programs are not designated in ASC 815-qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset through earnings. Fees earned in connection with the execution of derivatives related to this program are recognized in the consolidated statement of operations in other income. As of June 30, 2016 and December 31, 2015, the Bank had 116 and 76 derivatives, respectively, related to this program, comprised of interest rate swaps and caps, with an aggregate notional amount of $841.5 million and $475.3 million, respectively. As of June 30, 2016, the Bank had one derivative with an aggregate notional amount of less than $0.1 million in a foreign currency exchange contract outstanding related to this program. There were no foreign currency exchange contracts outstanding related to this program as of December 31, 2015.
In addition, as a participant lender, the Bank has guaranteed performance on a pro-rated portion of a swap executed by another financial institution. As the participant lender, the Bank is providing a partial guarantee, but is not a direct party to the related swap transaction. The Bank has no obligations under the risk participation agreement unless the borrower defaults on their swap transaction with the lead bank and the swap is in a liability position to the borrower. In that instance, the Bank has agreed to pay the lead bank a portion of the swap’s termination value at the time of the default. The derivative transaction entered into as part of this transaction is not designated, as per ASC 815, as a qualifying hedging relationship and is, therefore, marked-to-market through earnings each period. The pro-rated notional amount of this risk participation transaction was $8.3 million as of June 30, 2016 and December 31, 2015.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The Bank has also participated out to another financial institution a pro-rated portion of a swap executed by the Bank. The other financial institution has no obligations under the risk participation agreement unless the borrower defaults on their swap transaction with the Bank and the swap is in a liability position to the borrower. In that instance, the other financial institution has agreed to pay the Bank a portion of the swap’s termination value at the time of the default. The derivative transaction entered into as part of this transaction is not designated, as per ASC 815, as a qualifying hedging relationship and is, therefore, marked-to-market through earnings each period. The pro-rated notional amount of this risk participation transaction was $1.9 million as of June 30, 2016. There were no risk participation agreements participated out as of December 31, 2015.
The following table presents the effect of the Bank’s derivative financial instruments not designated as hedging instruments in the consolidated statement of operations for the three and six months ended June 30, 2016 and 2015.

		Amount of gain or (loss), net, recognized in income on derivatives
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivatives	Three months ended June 30,		Six months ended June 30,
		2016	2015	2016	2015
		(In thousands)
Interest rate products	Other income/ (expense)	$(1,554)	$307	$(2,159)	$301
Risk participation agreements	Other income/ (expense)	7	5	13	45
Total		$(1,547)	$312	$(2,146)	$346

9.    Income Taxes
The following table presents the components of income tax expense for continuing operations, discontinued operations, noncontrolling interests and the Company:

	Six months ended June 30,
	2016	2015
	(In thousands)
Income from continuing operations:
Income before income taxes	$48,093	$51,817
Income tax expense	15,064	16,572
Net income from continuing operations	$33,029	$35,245
Effective tax rate, continuing operations	31.3%	32.0%

Income from discontinued operations:
Income before income taxes	$5,658	$6,227
Income tax expense	2,348	2,587
Net income from discontinued operations	$3,310	$3,640
Effective tax rate, discontinued operations	41.5%	41.5%

Less: Income attributable to noncontrolling interests:
Income before income taxes	$1,900	$2,492
Income tax expense	—	—
Net income attributable to noncontrolling interests	$1,900	$2,492
Effective tax rate, noncontrolling interests	—%	—%

Income attributable to the Company
Income before income taxes	$51,851	$55,552
Income tax expense	17,412	19,159
Net income attributable to the Company	$34,439	$36,393
Effective tax rate attributable to the Company	33.6%	34.5%

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The effective tax rate for continuing operations for the six months ended June 30, 2016 of 31.3%, with related tax expense of $15.1 million, was calculated based on a projected 2016 annual effective tax rate. The effective tax rate was less than the statutory rate of 35% due primarily to earnings from tax-exempt investments, income tax credits, and income attributable to noncontrolling interests. These items were partially offset by state and local income taxes.
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
The effective tax rate for continuing operations for the six months ended June 30, 2016 is lower than the effective tax rate for the same period in 2015 due primarily to a projected increase in earnings from tax-exempt investments in 2016 as compared to 2015.

10.    Noncontrolling Interests
At the Company, noncontrolling interests typically consist of equity owned by management of the Company’s respective majority-owned affiliates. Net income attributable to noncontrolling interests in the consolidated statements of operations represents the net income allocated to the noncontrolling interest owners of the affiliates. Net income allocated to the noncontrolling interest owners was $1.0 million and $1.3 million for the three month periods ended June 30, 2016 and 2015, respectively, and $1.9 million and $2.5 million for the six month periods ended June 30, 2016 and 2015, respectively.
On the consolidated balance sheets, noncontrolling interests are included as the sum of the capital and undistributed profits allocated to the noncontrolling interest owners. Typically, this balance is included in a company’s permanent shareholders’ equity in the consolidated balance sheets. When the noncontrolling interest owners’ rights include certain redemption features, as described in ASC 480, Distinguishing Liabilities from Equity, such redeemable noncontrolling interests are classified as mezzanine equity and are not included in permanent shareholders’ equity. Due to the redemption features of the noncontrolling interests, the Company had redeemable noncontrolling interests held in mezzanine equity in the accompanying consolidated balance sheets of $15.8 million and $18.1 million at June 30, 2016 and December 31, 2015, respectively. The aggregate amount of such redeemable noncontrolling equity interests are recorded at the estimated maximum redemption values. In addition, the Company had $3.4 million in noncontrolling interests included in permanent shareholder’s equity at both June 30, 2016 and December 31, 2015.
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents, by affiliate, the noncontrolling interests included as redeemable noncontrolling interests and noncontrolling interests in mezzanine and permanent equity, respectively, at the periods indicated:

	June 30, 2016	December 31, 2015
	(In thousands)
Anchor	$10,791	$11,907
BOS	6,080	6,744
DGHM (1)	2,351	2,830
Total	$19,222	$21,481
Redeemable noncontrolling interests	$15,843	$18,088
Noncontrolling interests	$3,379	$3,393
______________
(1)    Only includes redeemable noncontrolling interests.
The following table presents a rollforward of the Company’s redeemable noncontrolling interests and noncontrolling interests for the periods indicated:

	Three months ended		Six months ended
	June 30, 2016		June 30, 2016
	Redeemable noncontrolling interests	Noncontrolling interests	Redeemable noncontrolling interests	Noncontrolling interests
	(In thousands)
Noncontrolling interests at beginning of period	$16,938	$3,116	$18,088	$3,393
Net income attributable to noncontrolling interests	769	220	1,487	413
Distributions	(788)	(198)	(1,404)	(440)
Purchases/ (sales) of ownership interests	(908)	(18)	(766)	(18)
Amortization of equity compensation	76	132	187	264
Adjustments to fair value	(244)	127	(1,749)	(233)
Noncontrolling interests at end of period	$15,843	$3,379	$15,843	$3,379

	Three months ended		Six months ended
	June 30, 2015		June 30, 2015
	Redeemable noncontrolling interests	Noncontrolling interests	Redeemable noncontrolling interests	Noncontrolling interests
	(In thousands)
Noncontrolling interests at beginning of period	$19,911	$2,601	$20,905	$386
Net income attributable to noncontrolling interests	984	279	2,064	428
Distributions	(1,098)	(116)	(2,153)	(252)
Purchases/ (sales) of ownership interests	(1,503)	—	(1,503)	419
Transfers of ownership interests from mezzanine to permanent equity	—	—	(1,652)	1,652
Amortization of equity compensation	—	118	—	236
Adjustments to fair value	906	14	1,539	27
Noncontrolling interests at end of period	$19,200	$2,896	$19,200	$2,896

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

11.    Accumulated Other Comprehensive Income
The following table presents a summary of the amounts reclassified from accumulated other comprehensive income/ (loss) for the three and six months ended June 30, 2016 and 2015:

Description of component of accumulated other comprehensive income/ (loss)	Three months ended June 30,		Six months ended June 30,		Affected line item in Statement of Operations
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Adjustment for realized gains/ (losses) on available-for-sale securities, net:
Pre-tax	$245	$8	$246	$16	Gain on sale of investments, net
Tax expense/ (benefit)	88	4	88	7	Income tax expense
Net	$157	$4	$158	$9	Net income attributable to the Company
Net realized gain/ (loss) on cash flow hedges:
Hedge related to junior subordinated debentures:
Pre-tax	$—	$(473)	$—	$(944)	Interest expense on junior subordinated debentures
Tax expense/ (benefit)	—	(202)	—	(404)	Income tax expense
Net	$—	$(271)	$—	$(540)	Net income attributable to the Company
Hedges related to deposits:
Pre-tax	$(453)	$(549)	$(914)	$(1,096)	Interest expense on deposits
Pre-tax	2	—	45	—	Other income
Tax expense/ (benefit)	(185)	(227)	(357)	(452)	Income tax expense
Net	$(266)	$(322)	$(512)	$(644)	Net income attributable to the Company
Total reclassifications for the period, net of tax	$(109)	$(589)	$(354)	$(1,175)

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
In Q1 2016 and Q2 2016, the Company incurred additional costs of $1.1 million and $0.9 million, respectively, in continued refinement of the management structure within the Wealth Management and Trust segment. The Company does not anticipate any additional restructuring costs related to this plan as of the date of this filing.
Restructuring expenses incurred since the plan of restructuring was first implemented in 2014 totaled $6.4 million, all within the Wealth Management and Trust segment.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents a summary of the restructuring activity for the three and six months ended June 30, 2016 and 2015:

	Severance Charges	Total
	(In thousands)
Accrued charges at December 31, 2015	$3,305	$3,305
Costs incurred	1,112	1,112
Costs paid	(849)	(849)
Accrued charges at March 31, 2016	3,568	3,568
Costs incurred	905	905
Costs paid	(1,214)	(1,214)
Accrued charges at June 30, 2016	$3,259	$3,259

Accrued charges at December 31, 2014	$739	$739
Costs incurred	—	—
Costs paid	(489)	(489)
Accrued charges at March 31, 2015	250	250
Costs incurred	220	220
Costs paid	(81)	(81)
Accrued charges at June 30, 2015	$389	$389

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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU update is intended to increase transparency and comparability among companies by recognizing right of use lease assets and lease liabilities on the balance

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be implemented utilizing a modified retrospective approach. The Company expects that this ASU will gross up the assets and liabilities on the balance sheet related to the lease assets and liabilities.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments (Topic 326) (“ASU 2016-13”). This update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU will be effective for fiscal years beginning after December 15, 2019. Early adoption is available as of the fiscal year beginning after December 15, 2018. The Company does not plan on adopting early. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As of and for the three and six months ended June 30, 2016
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

Executive Summary
Boston Private Financial Holdings, Inc. offers a wide range of wealth management and private banking services to high net worth individuals, families, businesses and select institutions through its four reportable segments: Private Banking, Wealth Management and Trust, Investment Management, and Wealth Advisory. This Executive Summary provides an overview of the most significant aspects of our operating segments and the Company’s operations in the second quarter of 2016. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

	As of and for the three months ended June 30,
	2016	2015	$ Change	% Change
	(In thousands, except per share data)
Total revenues	$85,964	$87,745	$(1,781)	(2)%
Provision/ (credit) for loan losses	(2,535)	—	(2,535)	nm
Total operating expense	64,731	62,418	2,313	4%
Net income from continuing operations	16,142	17,327	(1,185)	(7)%
Net income attributable to noncontrolling interests	989	1,263	(274)	(22)%
Net income attributable to the Company	16,398	17,610	(1,212)	(7)%
Diluted earnings per share:
From continuing operations	$0.17	$0.18	$(0.01)	(6)%
From discontinued operations	$0.01	$0.02	$(0.01)	(50)%
Total attributable to common shareholders	$0.18	$0.20	$(0.02)	(10)%

ASSETS UNDER MANAGEMENT AND ADVISORY:
Wealth Management and Trust	$7,313,000	$9,028,000	$(1,715,000)	(19)%
Investment Managers	10,006,000	10,695,000	(689,000)	(6)%
Wealth Advisory	9,974,000	9,941,000	33,000	—%
Less: Inter-company Relationship	(17,000)	(22,000)	5,000	(23)%
Total Assets Under Management and Advisory	$27,276,000	$29,642,000	$(2,366,000)	(8)%
__________________
nm     not meaningful
Net income attributable to the Company was $16.4 million for the three months ended June 30, 2016 and $17.6 million for the same period in 2015. The Company recognized diluted earnings per share of $0.18 and $0.20 for the three month periods ended June 30, 2016 and 2015, respectively.
Key items that affected the Company’s results in the second quarter of 2016 compared to the same period of 2015 include:

▪
The Company recorded a $2.5 million credit to the provision for loan losses for the three months ended June 30, 2016, compared to no credit or provision for loan losses for the same period of 2015. The provision for the three months ended June 30, 2016 was primarily due to decreases in loss factors, net recoveries of $1.9 million, and decreases in criticized loans, partially offset by loan growth.

▪
Fees and other income decreased 14% to $36.8 million for the three months ended June 30, 2016, compared to $42.7 million for the same period of 2015. This decrease was driven by fee-based revenue including a 17% decrease in wealth management and trust fees, and a 9% decrease in investment management fees. Total fees and other income represents 43% of total revenue for the three months ended June 30, 2016, compared to 49% of total revenue for the same period of 2015.

▪
Operating expenses increased $2.3 million, or 4%, to $64.7 million for the three months ended June 30, 2016, compared to $62.4 million for the same period of 2015. The increase is primarily due to increases in salaries and employee benefits, occupancy and equipment, contract services and data processing, and marketing and business development expenses. Additionally, the Company incurred $0.9 million in restructuring expense during the three months ended June 30, 2016 at Boston Private Wealth, compared to $0.2 million during the same period in 2015.
The Company’s Private Banking segment reported net income attributable to the Company of $15.3 million in the second quarter of 2016, compared to net income attributable to the Company of $14.3 million for the same period of 2015. The $1.0 million, or 7%, increase was a result of the increase in net interest income and the credit to the provision for loan losses for the three months ended June 30, 2016, partially offset by increased operating expenses and a loss on derivatives market value adjustment for the three months ended June 30, 2016.
The Company’s Wealth Management and Trust segment reported a net loss attributable to the Company of $1.5 million in the second quarter of 2016, compared to net income attributable to the Company of $1.1 million for the same period of 2015. The $2.5 million decrease was the result of decreased revenue and increased operating expense, partially offset by decreased tax expense. Operating expenses increased $0.9 million primarily due to an increase in restructuring expenses of $0.7 million. The decrease in revenue was due to a $2.3 million decrease in wealth management and trust fee revenue related to the loss of AUM during the period, and $1.1 million of other income recorded in the second quarter of 2015 related to the reversal of a portion of the contingent earnout for Banyan that was not repeated in 2016. Wealth Management and Trust AUM decreased $1.7 billion, or 19%, to $7.3 billion at June 30, 2016 from $9.0 billion at June 30, 2015. The decrease in AUM is due to net outflows for the twelve months ending June 30, 2016 of $1.2 billion, flat market performance, and disposed AUM of $0.5 billion.
The Company’s Investment Management segment reported net income attributable to the Company of $1.4 million in the second quarter of 2016, compared to net income attributable to the Company of $1.5 million for the same period of 2015. The 10% decrease was due primarily to a 9% decrease in revenue, partially offset by an 8% decrease in operating expenses. The decrease in operating expenses was primarily due to decreased variable and incentive compensation, and decreased business development expense. Most fee-based revenue is determined based on beginning-of-period AUM data. Investment Management AUM decreased $0.7 billion, or 6%, to $10.0 billion at June 30, 2016 from $10.7 billion at June 30, 2015, primarily due to net outflows for the twelve months ending June 30, 2016 of $1.1 billion, partially offset by positive market action of $0.4 billion.
The Company’s Wealth Advisory segment reported net income attributable to the Company of $1.6 million in the second quarter of 2016, compared to net income attributable to the Company of $1.9 million for the same period of 2015. The 13% decrease was due to increased operating expenses, primarily due to increased salaries and employee benefits expenses, and a 1% decrease in wealth advisory fee revenue. Wealth Advisory AUM grew slightly to $10.0 billion at June 30, 2016 from $9.9 billion at June 30, 2015, primarily due to net flows of $33 million and flat market performance for the twelve months ending June 30, 2016.

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

Financial Condition

Condensed Consolidated Balance Sheets and Discussion

	June 30, 2016	December 31, 2015	Increase/ (decrease)	% Change
	(In thousands)
Assets:
Total cash and investments	$1,467,361	$1,474,737	$(7,376)	(1)%
Loans held for sale	4,677	8,072	(3,395)	(42)%
Total loans	5,751,497	5,719,212	32,285	1%
Less: Allowance for loan losses	75,753	78,500	(2,747)	(3)%
Net loans	5,675,744	5,640,712	35,032	1%
Goodwill and intangible assets	181,918	185,089	(3,171)	(2)%
Other assets	249,901	233,898	16,003	7%
Total assets	$7,579,601	$7,542,508	$37,093	—%
Liabilities and Equity:
Deposits	$5,536,092	$6,040,437	$(504,345)	(8)%
Deposits held for sale	110,558	—	110,558	nm
Total borrowings	1,007,679	625,902	381,777	61%
Other liabilities	135,289	111,468	23,821	21%
Total liabilities	6,789,618	6,777,807	11,811	—%
Redeemable Noncontrolling Interests (“RNCI”)	15,843	18,088	(2,245)	(12)%
Total shareholders’ equity	774,140	746,613	27,527	4%
Total liabilities, RNCI and shareholders’ equity	$7,579,601	$7,542,508	$37,093	—%
__________
nm    not meaningful
Total Assets. Total assets increased slightly to $7.6 billion at June 30, 2016 from $7.5 billion at December 31, 2015. This increase was due primarily to increases in total loans and investments.
Cash and Investments. Total cash and investments (consisting of cash and cash equivalents, investment securities, and stock in the FHLBs) decreased $7.4 million, or 1%, to $1.5 billion, or 19% of total assets at June 30, 2016 from $1.5 billion, or 20% of total assets, at December 31, 2015. The decrease was due to the $112.5 million, or 47%, decrease in cash and cash equivalents, and the $11.1 million, or 10%, decrease in held-to-maturity investments, partially offset by the $107.0 million, or 10%, increase in available-for-sale investment securities. The change in cash and cash equivalents is the net result of short-term fluctuations in liquidity due to changes in levels of deposits, borrowings and loans outstanding.
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
Investment maturities, redemptions, principal payments, and sales of securities from the Company’s available-for-sale investment portfolio provided $122.3 million of cash proceeds during the six months ended June 30, 2016. The timing of sales and reinvestments is based on various factors, including management’s evaluation of interest rate trends, the credit risk of municipal securities and the Company’s liquidity. The Company’s available-for-sale investment portfolio carried a total of $26.8 million of unrealized gains and $1.2 million of unrealized losses at June 30, 2016, compared to $7.6 million of unrealized gains and $7.2 million of unrealized losses at December 31, 2015.
No impairment losses were recognized through earnings related to investment securities during the six months ended June 30, 2016 and 2015. The total amount of unrealized losses was primarily due to changes in interest rates since the securities were purchased. At June 30, 2016, the Company had no intent to sell any securities in an unrealized loss position at that date and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized losses.
See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 4: Investments” for further details of the Company’s investment securities.
Loans held for sale. Loans held for sale decreased $3.4 million to $4.7 million at June 30, 2016 from $8.1 million at December 31, 2015. The balance of loans held for sale is usually related to the timing and volume of residential loans originated for sale and the ultimate sale transaction, which is typically executed within a short time following the loan origination.
Goodwill and intangible assets, net. Goodwill and intangible assets decreased $3.2 million, or 2%, to $181.9 million at June 30, 2016 from $185.1 million at December 31, 2015. The decrease was due to amortization of intangible assets.
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
The fair values for Anchor and Boston Private Wealth were determined based on actual and forecasted earnings as well as market comparisons for these types of firms. Material negative changes in the assumptions or inputs in the valuation models, such as AUM, discount rates, and expectation of future results will increase the risk of impairment and may trigger the immediate testing for goodwill impairment.
Through June 30, 2016, Anchor’s operating results have generally performed consistently with the estimates used in the prior year impairment testing. Therefore the Company has concluded that no interim goodwill impairment triggering event occurred and no interim goodwill impairment testing was necessary at June 30, 2016.
Certain of Boston Private Wealth’s operating results through June 30, 2016 are below the estimates used in the prior year testing. However, due to the recent stabilization of AUM outflows, Boston Private Wealth’s improved second quarter 2016 financial performance, the recent increase in the equity markets, and the prior year testing results which estimated the fair value of Boston Private Wealth as 18.9% in excess of carrying value, the Company has concluded that no interim goodwill impairment triggering event has occurred and no interim goodwill impairment testing was necessary at June 30, 2016.
Absent any triggering events that could occur in the third quarter of 2016, the Company will again be performing its annual goodwill impairment testing in the fourth quarter.
Other. Other assets, as presented in the table above, consists of the following line items from the consolidated balance sheet: other real estate owned (“OREO”), premises and equipment, fees receivable, accrued interest receivable, deferred income taxes, net, and other. Other assets increased $16.0 million, or 7%, to $249.9 million at June 30, 2016 from $233.9 million at December 31, 2015. The increase was the result of increases in other assets partially offset by a decrease in deferred income taxes, net.
Deferred income taxes, net, decreased $14.8 million, or 29%, to $36.9 million at June 30, 2016 from $51.7 million at December 31, 2015. The decrease was primarily due to current year deferred tax expense and the current year tax effect of other comprehensive income. At June 30, 2016, no valuation allowance on the net deferred tax asset was required, other than for capital losses, based upon the ability to generate future taxable income as well as the availability of current and historical taxable income.

Other assets, which consist primarily of Bank-Owned Life Insurance (“BOLI”), prepaid expenses, investments in partnerships, the fair value of interest rate derivatives, and other receivables, increased $28.8 million, or 24%, to $150.0 million at June 30, 2016 from $121.2 million at December 31, 2015. The increase was primarily due to an increase in the fair value of non-hedging derivative instruments and an increase in partnership investments, and partially offset by a decrease in accounts receivable.
Deposits. Total deposits decreased $504.3 million, or 8%, to $5.5 billion, at June 30, 2016 from $6.0 billion at December 31, 2015. At June 30, 2016, the Company classified $110.6 million of deposits as held for sale related to the announced sale of two offices in Southern California. Deposit balances also decreased during the first six months of 2016 due to lower money markets, demand deposits, certificates of deposit, and NOW deposits. Deposit levels can fluctuate from quarter to quarter as a result of large short-term transactions by commercial clients. Seasonality can also affect the deposit balances.
The following table presents the composition of the Company’s deposits at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Balance	as a % of total	Balance	as a % of total
	(In thousands)
Demand deposits (noninterest-bearing)	$1,636,273	30%	$1,689,604	28%
NOW (1)	547,777	10%	588,337	10%
Savings	70,553	1%	72,336	1%
Money market (1)	2,771,080	50%	3,105,172	51%
Certificates of deposit under $100,000 (1)	154,141	3%	173,011	3%
Certificates of deposit of $100,000 or greater	356,268	6%	411,977	7%
Total deposits (2)	$5,536,092	100%	$6,040,437	100%
____________

(1)	Includes brokered deposits.

(2)	Excludes deposits held for sale at June 30, 2016.
Borrowings. Total borrowings (consisting of securities sold under agreements to repurchase, federal funds purchased, if any, FHLB borrowings, and junior subordinated debentures) increased $381.8 million, or 61%, to $1.0 billion at June 30, 2016 from $625.9 million at December 31, 2015. Repurchase agreements decreased $14.9 million, or 26%, to $43.3 million at June 30, 2016 from $58.2 million at December 31, 2015. Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature. Federal funds purchased increased to $180.0 million at June 30, 2016 compared to none outstanding at December 31, 2015. From time to time, the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. FHLB borrowings increased $216.7 million, or 47%, to $678.0 million at June 30, 2016 from $461.3 million at December 31, 2015. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth and to manage interest rate risk, but can also be used as an additional source of liquidity for the Bank. Junior subordinated debentures remained flat at $106.4 million.
Other. Other liabilities, which consist primarily of accrued interest, accrued bonus, the fair value of interest rate derivatives, and other accrued expenses, increased $23.8 million, or 21%, to $135.3 million at June 30, 2016 from $111.5 million at December 31, 2015. The increase was primarily due to increases in the fair value of derivative liability instruments. These increases were partially offset by decreases in accrued expenses, particularly accrued compensation, bonuses and employee benefits, as well as decreases in federal income tax payable.

Loan Portfolio and Credit Quality
Loans. Total portfolio loans increased $32.3 million, or 1%, to $5.8 billion, or 76%, of total assets as of June 30, 2016, compared to $5.7 billion, or 76%, of total assets as of December 31, 2015. Increases were recorded in commercial real estate loans of $63.2 million, or 3%, residential loans of $50.6 million, or 2%, and home equity and other consumer loans of $28.0 million, or 10%, partially offset by decreases in commercial and industrial loans of $68.6 million, or 6%, and construction and land loans of $40.9 million, or 22%.

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
Geographic concentration. The following table presents the Company’s outstanding loan balance concentrations at June 30, 2016 based on the location of the regional offices to which they are attributed.

	Commercial and Industrial		Commercial Real Estate		Construction and Land		Residential		Home Equity and Other Consumer
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
New England	$814,839	78%	$797,450	40%	$90,408	63%	$1,385,102	61%	$258,726	84%
San Francisco Bay Area	116,224	11%	633,735	32%	36,808	26%	470,694	21%	35,013	11%
Southern California	111,854	11%	546,127	28%	15,333	11%	424,320	18%	14,864	5%
Total	$1,042,917	100%	$1,977,312	100%	$142,549	100%	$2,280,116	100%	$308,603	100%
Allowance for loan losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and totaled $75.8 million and $78.5 million as of June 30, 2016 and December 31, 2015, respectively.
The allowance for loan losses as of June 30, 2016 decreased $2.7 million, or 3%, from December 31, 2015 due to a decline in the loss factors, changes in the mix in the loan portfolio, and a decrease in criticized loans. The allowance for loan losses as a percentage of total loans decreased 5 basis point to 1.32% as of June 30, 2016 from 1.37% as of December 31, 2015. The decrease in the ratio of allowance for loan losses to total loans is due primarily to decreases in loss factors and a decline in criticized loans. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 7: Allowance for Loan Losses” for an analysis of the Company’s allowance for loan losses.
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

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net loans (charged-off)/ recovered:
New England	$1,276	$106	$(870)	$996
San Francisco Bay Area	537	833	3,991	3,571
Southern California	48	49	(200)	346
Total net loans (charged-off)/ recovered	$1,861	$988	$2,921	$4,913
Net recoveries of $1.9 million were recorded in the second quarter of 2016, compared to $1.0 million of net recoveries for the same period of 2015. Despite the current year net recoveries on previously charged-off commercial loans (which include construction and land loans, commercial real estate, and commercial and industrial loans), the Company believes that commercial loans represent the greatest risk of loss due to the size and nature of these loans and the related collateral. Local economic and business conditions in the markets where our offices are located have a significant impact on our commercial loan customers and their ability to service their loans. Of the $2.9 million in net recoveries recorded in the first six months of 2016, $3.9 million related to commercial real estate loans and $0.2 million related to construction and land loans, partially offset by net charge-offs of $0.7 million related to commercial and industrial loans and $0.5 million related to residential loans.
Nonperforming assets. The Company’s nonperforming assets include nonaccrual loans and OREO. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of deeds in lieu of foreclosure. As of June 30, 2016, nonperforming assets totaled $21.2 million, or 0.28% of total assets, a decrease of $6.1 million, or 22%, compared to $27.3 million, or 0.36% of total assets, as of December 31, 2015.
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest in accordance with the contractual terms of the loan agreement is in doubt. Despite a loan having a current payment status, if the Bank has reason to believe it may not collect all principal and interest on the loan in accordance with the related contractual terms, the Bank will generally discontinue the accrual of interest income and will apply any future interest payments received to principal. Of the $19.2 million of loans on nonaccrual status as of June 30, 2016, $8.0 million, or 42%, had a current payment status, $0.8 million, or 4%, were 30-89 days past due, and $10.4 million, or 54%, were 90 days or more past due. Of the $26.6 million of loans on nonaccrual status as of December 31, 2015, $8.0 million, or 30%, had a current payment status, $0.9 million, or 3%, were 30-89 days past due, and $17.7 million, or 67%, were 90 days or more past due.
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
Delinquencies. The past due status of a loan is determined in accordance with its contractual repayment terms. All loan types are reported past due when one scheduled payment is due and unpaid for 30 days or more. Loans 30-89 days past due decreased $5.5 million, or 42%, to $7.6 million as of June 30, 2016 from $13.1 million as of December 31, 2015. Loan delinquencies can be attributed to many factors, such as continuing weakness in, or deteriorating, economic conditions in the region the collateral is located, the loss of a tenant or lower lease rates for commercial borrowers, or the loss of income for consumers and the resulting liquidity impacts on the borrowers. Further deterioration in the credit condition of these delinquent loans could lead to the loans going to nonaccrual status and/or being downgraded. Downgrades would generally result in additional provision for loan losses. Past due loans may be included with accruing substandard loans.
In certain instances, although very infrequently, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were $0.1 million and no loans 90 days or more past due, but still accruing, respectively, as of June 30, 2016 and December 31, 2015.
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
Impaired loans individually evaluated for impairment in the allowance for loan losses totaled $37.8 million as of June 30, 2016, a decrease of $1.4 million, or 3%, compared to $39.2 million as of December 31, 2015. As of June 30, 2016, $12.9 million of the individually evaluated impaired loans had $1.1 million in specific reserve allocations. The remaining $24.9 million of individually evaluated impaired loans did not have specific reserve allocations due to the adequacy of collateral, prior charge-offs taken, interest collected and applied to principal, or a combination of these items. As of December 31, 2015, $15.9 million of individually evaluated impaired loans had $1.6 million in specific reserve allocations, and the remaining $23.3 million of individually evaluated impaired loans did not have specific reserve allocations.
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. As of June 30, 2016, TDRs totaled $30.4 million, a decrease of $0.2 million, or 1%, compared to $30.6 million as of December 31, 2015. As of June 30, 2016, $23.9 million of the $30.4 million of TDRs were on accrual status. As of December 31, 2015, $18.6 million of the $30.6 million of TDRs were on accrual status.
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
As of June 30, 2016, the Bank has identified $64.2 million in potential problem loans, an increase of $5.8 million, or 10%, compared to $58.4 million as of December 31, 2015. This increase was due to increases in potential problem commercial real estate loans and potential problem commercial and industrial loans, partially offset by decreases in potential problem consumer and other loans, potential problem construction and land loans, and potential problem residential loans. Numerous factors impact the level of potential problem loans including economic conditions and real estate values. These factors affect the borrower’s liquidity and, in some cases, the borrower’s ability to comply with loan covenants such as debt service coverage. When there is a loss of a major tenant in a commercial real estate building, the appraised value of the building generally declines. Loans may be downgraded when this occurs as a result of the additional risk to the borrower in obtaining a new tenant in a timely manner and negotiating a lease with similar or better terms than the previous tenant. In many cases, these loans are still current and paying as agreed, although future performance may be impacted.

The following table presents a rollforward of nonaccrual loans for the three and six months ended June 30, 2016 and 2015:

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Nonaccrual loans, beginning of period	$24,356	$32,133	$26,571	$44,182
Transfers in to nonaccrual status	1,814	2,738	5,136	3,928
Transfers out to OREO	(1,944)	—	(1,944)	—
Transfers out to accrual status	(300)	(2,189)	(1,274)	(2,804)
Charge-offs	(19)	(58)	(2,765)	(112)
Paid off/ paid down	(4,719)	(2,733)	(6,536)	(15,303)
Nonaccrual loans, end of period	$19,188	$29,891	$19,188	$29,891

The following table presents a summary of credit quality by geography, based on the location of the regional offices:

	June 30, 2016	December 31, 2015
	(In thousands)
Nonaccrual loans:
New England	$13,028	$19,572
San Francisco Bay Area	4,196	4,977
Southern California	1,964	2,022
Total nonaccrual loans	$19,188	$26,571
Loans 30-89 days past due and accruing: (1)
New England	$5,213	$7,118
San Francisco Bay Area	70	2,806
Southern California	2,343	3,170
Total loans 30-89 days past due	$7,626	$13,094
Accruing substandard loans:
New England	$17,447	$22,026
San Francisco Bay Area	19,750	19,990
Southern California	27,027	16,398
Total accruing substandard loans	$64,224	$58,414
______________________

(1)	As of June 30, 2016, there were also $0.1 million in loans 90+ days past due and accruing in the San Francisco Bay Area region.

The following table presents a summary of credit quality by loan type. The loan type assigned to the credit quality data is based on the purpose of the loan.

	June 30, 2016	December 31, 2015
	(In thousands)
Nonaccrual loans:
Commercial and industrial	$1,106	$1,019
Commercial real estate	6,934	11,232
Construction and land	861	3,297
Residential	8,967	9,661
Home equity and other consumer	1,320	1,362
Total nonaccrual loans	$19,188	$26,571
Loans 30-89 days past due and accruing: (1)
Commercial and industrial	$3,151	$2,667
Commercial real estate	1,490	2,620
Construction and land	—	—
Residential	2,481	7,140
Home equity and other consumer	504	667
Total loans 30-89 days past due	$7,626	$13,094
Accruing substandard loans:
Commercial and industrial	$15,199	$11,455
Commercial real estate	38,644	33,705
Construction and land	3,823	4,600
Residential	6,556	6,675
Home equity and other consumer	2	1,979
Total accruing substandard loans	$64,224	$58,414
______________________

(1)	As of June 30, 2016, there were also $0.1 million in loans 90+ days past due and accruing in the construction and land category.

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
At June 30, 2016, the Company’s cash and cash equivalents amounted to $126.2 million. The Holding Company’s cash and cash equivalents amounted to $55.2 million at June 30, 2016. Management believes that the Company and the Holding Company have adequate liquidity to meet their commitments for the foreseeable future.
Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At June 30, 2016, consolidated cash and cash equivalents and available-for-sale securities, less securities pledged against current borrowings and derivatives, amounted to $1.2 billion, or 16% of total assets, compared to $1.2 billion, or 16% of total assets, at December 31, 2015. Future loan growth may depend upon the Company’s ability to grow its core deposit levels. In addition, the Company has access to available borrowings through the FHLB totaling $0.9 billion as of June 30, 2016 compared to $1.2 billion at December 31, 2015. Combined, this liquidity totals $2.2 billion, or 28% of assets and 39% of total deposits, as of June 30, 2016, compared to $2.4 billion, or 31% of assets and 39% of total deposits, at December 31, 2015.

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
Holding Company Liquidity. The Company and some of the Company’s majority-owned affiliates hold put and call options that would require the Company to purchase (and the majority-owned affiliates to sell) the remaining noncontrolling interests in these companies at either a contractually predetermined fair value, a multiple of EBITDA, or fair value, as determined by the respective agreements. At June 30, 2016, the estimated maximum redemption value for these affiliates related to outstanding put options was $15.8 million, all of which could be redeemed within the next 12 months, under certain circumstances, and is classified on the consolidated balance sheets as RNCI. These put and call options are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data - Note 14: Noncontrolling Interests” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
The Holding Company’s primary sources of funds are dividends from its affiliates and access to the capital and debt markets. The Holding Company recognized $3.3 million in net income from discontinued operations during the six months ended June 30, 2016 related to a revenue sharing agreement with Westfield Capital Management Company, LLC (“Westfield”). The terms of this revenue sharing agreement are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data - Note 3: Acquisitions, Asset Sales, and Divestitures” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Other than the revenue sharing agreement with Westfield, divestitures are not ongoing sources of funds for the Holding Company. Dividends from the Bank are limited by various regulatory requirements relating to capital adequacy and retained earnings. See Part II. Item 5. “Market for Registrant’s Common Equity, Related Stockholders Matters, and Issuers Purchases of Equity Securities” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for further details.
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
The Company is required to pay interest quarterly on its junior subordinated debentures. The estimated cash outlay for the remaining six months of 2016 for the interest payments is approximately $1.2 million based on the debt outstanding as of the date of this filing and estimated LIBOR.
The Company is required to pay cash dividends quarterly on its Series D preferred stock, issued in April 2013, at 6.95% per annum. The estimated cash outlay for the remaining six months of 2016 for the Series D preferred stock dividend payments is approximately $1.7 million. Although the rate of interest is set in the terms of the preferred stock, the quarterly preferred stock dividend payments are subject to approval by the Company’s board of directors.
The Company presently plans to pay cash dividends on its common stock on a quarterly basis dependent upon a number of factors such as profitability, Holding Company liquidity, and the Company’s capital levels. However, the ultimate declaration of dividends by the board of directors of the Company will depend on consideration of, among other things, recent financial trends and internal forecasts, regulatory limitations, alternative uses of capital deployment, general economic conditions, and regulatory changes to capital requirements. In January 2016, the Company increased its quarterly dividend from $0.09 per share to $0.10 per share. Based on the current dividend rate and estimated shares outstanding, the Company estimates the amount to be paid out in the remaining six months of 2016 for dividends to common shareholders will be approximately $16.4 million. The estimated dividend payments in 2016 could increase or decrease if the Company’s board of directors voted to increase or decrease, respectively, the current dividend rate, and/or the number of shares outstanding changes significantly.
In the first quarter of 2016, the Company’s board of directors approved, and received regulatory non-objection for, a share repurchase program of up to $20 million of the Company’s outstanding common shares. Under the program, shares may be repurchased from time to time in the open market for a two-year period. The Company estimates the dollar amount of common stock to be repurchased in the remaining six months of 2016 will be approximately $15.5 million, although this estimate could be lower depending on the price of the Company’s common stock.

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
From time to time, the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. At June 30, 2016, the Bank had unused federal fund lines of credit totaling $395.0 million with correspondent institutions to provide it with immediate access to overnight borrowings, compared to $565.0 million at December 31, 2015. At June 30, 2016, the Bank had $170.0 million of outstanding borrowings under the federal fund lines with these correspondent institutions along with an additional $10.0 million of outstanding borrowings under federal fund lines with the FHLB. At December 31, 2015, the Bank had no outstanding borrowings under these federal fund lines.
The Bank has also negotiated brokered deposit agreements with several institutions that have nationwide distribution capabilities. At June 30, 2016, the Bank had $478.9 million of brokered deposits (net of premiums paid) outstanding under these agreements, compared to $577.4 million at December 31, 2015.
If the Bank is no longer able to utilize the FHLB for borrowing, collateral currently used for FHLB borrowings could be transferred to other facilities such as the Federal Reserve’s discount window. In addition, the Bank could increase its usage of brokered deposits. Other borrowing arrangements may have higher rates than the FHLB would typically charge.

Capital Resources
Total shareholders’ equity at June 30, 2016 was $774.1 million, compared to $746.6 million at December 31, 2015, an increase of $27.5 million, or 4%. The increase in shareholders’ equity was primarily the result of net income and the change in other comprehensive income, partially offset by dividends paid and the repurchase of common stock.
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
To be categorized as “well capitalized,” the Company and the Bank must maintain specified minimum capital ratios. In addition, the Company and the Bank cannot be subject to any written agreement, order or capital directive or prompt corrective action to be considered “well capitalized.” Both the Company and the Bank maintained capital at levels that would be considered “well capitalized” as of June 30, 2016 under the applicable regulations.
As of June 30, 2016, quantitative measures established by regulation to ensure capital adequacy required us to maintain minimum ratios of common equity Tier 1, Tier 1, and total capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations).
As of March 31, 2016, financial institutions and their holding companies were required to transition to a provision in the regulatory capital rules for a capital conservation buffer. In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, a capital conservation buffer must be held above the minimum risk-based capital requirements. The new rules are phased-in through 2019. The Bank and Company were in compliance with all of the requirements of the capital conservation buffer as of June 30, 2016.

The following table presents the Company’s and the Bank’s amounts of regulatory capital and related ratios as of June 30, 2016 and December 31, 2015. Also presented are the minimum requirements established by the Federal Reserve and the FDIC as of those dates for the Company and the Bank, respectively, to meet applicable capital requirements and the requirements of the FDIC as of those dates for the Bank to be considered “well capitalized” under the FDIC’s prompt corrective action provisions.
The Federal Reserve, the FDIC, and the Massachusetts Division of Banks may impose higher capital ratios than those listed below based upon the results of regulatory exams. The Bank was categorized as “well capitalized” under the FDIC’s prompt corrective action provisions as of June 30, 2016 and December 31, 2015.

	Actual		For capital adequacy purposes (at least)		To be well capitalized under prompt corrective action provisions (at least)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of June 30, 2016
Common equity tier 1 risk-based capital
Company	$543,801	9.95%	$245,904	4.5%	n/a	n/a
Boston Private Bank	633,136	11.65	244,554	4.5	$353,245	6.5%
Tier 1 risk-based capital
Company	694,526	12.71	327,872	6.0	n/a	n/a
Boston Private Bank	633,136	11.65	326,072	6.0	434,763	8.0
Total risk-based capital
Company	763,231	13.97	437,162	8.0	n/a	n/a
Boston Private Bank	701,185	12.90	434,763	8.0	543,454	10.0
Tier 1 leverage capital
Company	694,526	9.57	290,401	4.0	n/a	n/a
Boston Private Bank	633,136	8.79	288,132	4.0	360,165	5.0

As of December 31, 2015
Common equity tier 1 risk-based capital
Company	$534,241	9.80%	$245,216	4.5%	n/a	n/a
Boston Private Bank	621,668	11.49	243,407	4.5	$351,588	6.5%
Tier 1 risk-based capital
Company	686,160	12.59	326,954	6.0	n/a	n/a
Boston Private Bank	621,668	11.49	324,543	6.0	432,723	8.0
Total risk-based capital
Company	754,758	13.85	435,939	8.0	n/a	n/a
Boston Private Bank	689,437	12.75	432,723	8.0	540,904	10.0
Tier 1 leverage capital
Company	686,160	9.50	289,059	4.0	n/a	n/a
Boston Private Bank	621,668	8.68	286,461	4.0	358,077	5.0
___________________
n/a    not applicable
Bank regulatory authorities restrict the Bank from lending or advancing funds to, or investing in the securities of, the Company. Further, these authorities restrict the amounts available for the payment of dividends by the Bank to the Company.
As of June 30, 2016, the Company has sponsored the creation of two statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. In accordance with ASC 810-10-55, Consolidation - Overall - Implementation Guidance and Illustrations - Variable Interest Entities, these statutory trusts created by the Company are not consolidated into the Company’s financial statements; however, the Company reflects the amounts of junior subordinated debentures payable to the preferred stockholders of statutory trusts as debt in its financial statements. As of both June 30, 2016 and December 31, 2015, all $100.0 million of the net balance of these trust preferred securities qualified as Tier 1 capital.

Results of operations for the three and six months ended June 30, 2016 versus June 30, 2015
Net Income. The Company recorded net income from continuing operations for the three and six months ended June 30, 2016 of $16.1 million and $33.0 million, respectively, compared to $17.3 million and $35.2 million for the same respective periods in 2015. Net income attributable to the Company, which includes income from both continuing and discontinued operations, for the three and six months ended June 30, 2016 was $16.4 million and $34.4 million, respectively, compared to $17.6 million and $36.4 million for the same respective periods in 2015.
The Company recognized diluted EPS attributable to common shareholders, which includes both continuing and discontinued operations, for the three and six months ended June 30, 2016 of $0.18 per share and $0.40 per share, respectively, compared to $0.20 per share and $0.41 per share, respectively, for the same periods in 2015.
Net income from continuing operations in both 2016 and 2015 was offset by charges that reduce income available to common shareholders. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 2: Earnings Per Share” for further detail on these charges to income available to common shareholders.
The following discussions are based on the Company’s continuing operations, unless otherwise stated.
The following table presents selected financial highlights:

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2016	2015		2016	2015
	(In thousands)
Net interest income	$49,169	$45,085	9%	$99,048	$91,157	9%
Fees and other income	36,795	42,660	(14)%	74,817	84,005	(11)%
Total revenue	85,964	87,745	(2)%	173,865	175,162	(1)%
Provision/ (credit) for loan losses	(2,535)	—	nm	(5,668)	(2,500)	127%
Operating expense	64,731	62,418	4%	131,440	125,845	4%
Income tax expense	7,626	8,000	(5)%	15,064	16,572	(9)%
Net income from continuing operations	16,142	17,327	(7)%	33,029	35,245	(6)%
Net income from discontinued operations	1,245	1,546	(19)%	3,310	3,640	(9)%
Less: Net income attributable to noncontrolling interests	989	1,263	(22)%	1,900	2,492	(24)%
Net income attributable to the Company	$16,398	$17,610	(7)%	$34,439	$36,393	(5)%
Net interest income. Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference between the average rate earned on total interest-earning assets and the average rate paid on total interest-bearing liabilities. Net Interest Margin (“NIM”) is calculated by taking annualized net interest income for the period, on a fully taxable-equivalent (“FTE”) basis, as a percentage of average interest-earning assets. The average rate earned on earning assets is the amount of annualized taxable equivalent interest income expressed as a percentage of average earning assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities. When credit quality declines and loans are placed on nonaccrual status, NIM can decrease because the same assets are earning less income. Loans graded as substandard but still accruing interest income totaled $64.2 million at June 30, 2016 and could be placed on nonaccrual status if their credit quality declines further.

Net interest income for the three months ended June 30, 2016 was $49.2 million, an increase of $4.1 million, or 9%, compared to the same period in 2015. For the six months ended June 30, 2016, net interest income was $99.0 million, an increase of $7.9 million, or 9%, compared to the same period in 2015. The increase for the three and six months is due to higher volume of loans, higher volume and yields on cash and investments, and lower average rates paid on the Company’s borrowings, partially offset by lower yields on loans and higher volume of borrowings and interest-bearing deposits. The NIM was 2.91% for the three months ended June 30, 2016, an increase of one basis point compared to the same period in 2015. For the six months ended June 30, 2016, the NIM was 2.94%, a decrease of two basis points compared to the same period in 2015.
The following tables present the composition of the Company’s NIM on a FTE basis for the three and six months ended June 30, 2016 and 2015; however, the discussion following these tables reflects non-FTE data.

	Average Balance		Interest Income/Expense		Average Yield/Rate
	As of and for the three months ended June 30,
AVERAGE BALANCE SHEET:	2016	2015	2016	2015	2016	2015
AVERAGE ASSETS	(In thousands)
Interest-Earning Assets:
Cash and Investments: (1)
Taxable investment securities	$372,413	$342,259	$1,507	$1,075	1.62%	1.26%
Non-taxable investment securities (2)	261,678	242,387	2,153	1,731	3.29%	2.86%
Mortgage-backed securities	588,419	538,688	2,982	2,775	2.03%	2.06%
Federal funds sold and other	124,790	90,616	405	282	1.29%	1.23%
Total Cash and Investments	1,347,300	1,213,950	7,047	5,863	2.09%	1.93%
Loans (3):
Commercial and Industrial (2)	1,084,821	988,536	10,813	10,438	3.94%	4.18%
Commercial Real Estate	1,910,968	1,740,606	19,559	18,323	4.05%	4.16%
Construction and Land	150,927	145,405	1,456	1,252	3.82%	3.41%
Residential	2,256,296	2,160,987	17,441	16,637	3.09%	3.08%
Home Equity	123,687	120,303	1,073	1,058	3.49%	3.53%
Other Consumer	177,805	169,726	1,073	980	2.43%	2.32%
Total Loans	5,704,504	5,325,563	51,415	48,688	3.58%	3.63%
Total Earning Assets	7,051,804	6,539,513	58,462	54,551	3.30%	3.32%
Less: Allowance for Loan Losses	77,345	77,938
Cash and due From Banks (Non-interest Bearing)	40,253	41,596
Other Assets	427,013	410,296
TOTAL AVERAGE ASSETS	$7,441,725	$6,913,467
AVERAGE LIABILITIES, RNCI, AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Interest-Bearing Deposits (4):
NOW	$554,565	$517,281	$104	$77	0.08%	0.06%
Savings	75,431	71,842	23	10	0.12%	0.06%
Money Market	2,897,151	2,754,817	2,836	2,551	0.39%	0.37%
Certificates of Deposit	559,271	597,617	1,112	1,184	0.80%	0.79%
Total Interest-Bearing Deposits	4,086,418	3,941,557	4,075	3,822	0.40%	0.39%
Junior Subordinated Debentures	106,363	106,363	584	967	2.17%	3.60%
FHLB Borrowings and Other Borrowings	719,655	576,403	2,197	2,046	1.21%	1.40%
Total Interest-Bearing Liabilities	4,912,436	4,624,323	6,856	6,835	0.56%	0.59%
Noninterest Bearing Demand Deposits (4)	1,628,057	1,443,228
Payables and Other Liabilities	116,444	97,641
Total Average Liabilities	6,656,937	6,165,192
Redeemable Noncontrolling Interests	19,725	22,760
Average Shareholders’ Equity	765,063	725,515
TOTAL AVERAGE LIABILITIES, RNCI, AND SHAREHOLDERS’ EQUITY	$7,441,725	$6,913,467
Net Interest Income - on a FTE Basis			$51,606	$47,716
FTE Adjustment (2)			2,437	2,631
Net Interest Income (GAAP Basis)			$49,169	$45,085
Interest Rate Spread					2.74%	2.73%
Net Interest Margin					2.91%	2.90%

	Average Balance		Interest Income/Expense		Average Yield/Rate
	As of and for the six months ended June 30,
AVERAGE BALANCE SHEET:	2016	2015	2016	2015	2016	2015
AVERAGE ASSETS	(In thousands)
Interest-Earning Assets:
Cash and Investments: (1)
Taxable investment securities	$373,486	$331,565	$3,101	$2,070	1.66%	1.25%
Non-taxable investment securities (2)	261,952	236,352	4,291	3,301	3.28%	2.79%
Mortgage-backed securities	576,623	527,423	6,047	5,389	2.10%	2.04%
Federal funds sold and other	163,965	118,749	912	516	1.11%	0.87%
Total Cash and Investments	1,376,026	1,214,089	14,351	11,276	2.09%	1.86%
Loans (3):
Commercial and Industrial (2)	1,075,217	961,139	21,732	21,590	4.00%	4.47%
Commercial Real Estate	1,885,263	1,763,216	39,356	37,461	4.13%	4.23%
Construction and Land	162,897	138,882	3,104	2,328	3.77%	3.33%
Residential	2,242,988	2,150,813	34,743	33,292	3.10%	3.10%
Home Equity	121,518	118,001	2,155	2,071	3.57%	3.54%
Other Consumer	167,657	166,030	2,039	1,921	2.45%	2.33%
Total Loans	5,655,540	5,298,081	103,129	98,663	3.62%	3.71%
Total Earning Assets	7,031,566	6,512,170	117,480	109,939	3.32%	3.37%
Less: Allowance for Loan Losses	78,809	77,491
Cash and due From Banks (Non-interest Bearing)	40,136	39,894
Other Assets	424,402	411,724
TOTAL AVERAGE ASSETS	$7,417,295	$6,886,297
AVERAGE LIABILITIES, RNCI, AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Interest-Bearing Deposits (4):
NOW	$548,591	$522,414	$191	$154	0.07%	0.06%
Savings	75,432	71,966	47	37	0.12%	0.10%
Money Market	2,976,057	2,783,569	5,737	5,146	0.39%	0.37%
Certificates of Deposit	568,791	600,992	2,282	2,377	0.81%	0.80%
Total Interest-Bearing Deposits	4,168,871	3,978,941	8,257	7,714	0.40%	0.39%
Junior Subordinated Debentures	106,363	106,363	1,162	1,923	2.16%	3.60%
FHLB Borrowings and Other Borrowings	622,273	523,691	4,160	3,990	1.32%	1.52%
Total Interest-Bearing Liabilities	4,897,507	4,608,995	13,579	13,627	0.55%	0.59%
Noninterest Bearing Demand Deposits (4)	1,624,928	1,434,460
Payables and Other Liabilities	113,747	100,529
Total Average Liabilities	6,636,182	6,143,984
Redeemable Noncontrolling Interests	20,497	22,205
Average Shareholders’ Equity	760,616	720,108
TOTAL AVERAGE LIABILITIES, RNCI, AND SHAREHOLDERS’ EQUITY	$7,417,295	$6,886,297
Net Interest Income - on a FTE Basis			$103,901	$96,312
FTE Adjustment (2)			4,853	5,155
Net Interest Income (GAAP Basis)			$99,048	$91,157
Interest Rate Spread					2.77%	2.78%
Net Interest Margin					2.94%	2.95%
________________________

(1)	Investments classified as available-for-sale are shown in the average balance sheet at amortized cost.

(2)	Interest income on non-taxable investments and loans is presented on a FTE basis using statutory rates. The discussion following these tables reflects non-FTE data.

(3)	Includes loans held for sale and nonaccrual loans.

(4)	Includes deposits held for sale.
Interest and Dividend Income. Interest and dividend income for the three months ended June 30, 2016 was $56.0 million, an increase of $4.1 million, or 8%, compared to the same period in 2015. Interest and dividend income for the six months ended June 30, 2016 was $112.6 million, an increase of $7.8 million, or 7%, compared to the same period in 2015. The increase for the three and six months was primarily due to higher loan volume, and higher volume and yields on cash and investments, partially offset by lower yields on loans.
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
Interest income on commercial and industrial loans, on a non-FTE basis, for the three months ended June 30, 2016 was $9.1 million, an increase of $0.7 million, or 9%, compared to the same period in 2015, as a result of a 10% increase in the average balance, partially offset by a four basis point decrease in the average yield. For the six months ended June 30, 2016, commercial interest income was $18.4 million, an increase of $0.8 million, or 4%, compared to the same period in 2015, as a result of a 12% increase in the average balance, partially offset by a 24 basis point decrease in the average yield. The increase in the average balance for the three and six month periods is related to the organic growth of the commercial loan portfolio at the Bank, as discussed above in “Loan Portfolio and Credit Quality.” The decrease in the average yield for the three and six month periods is the result of market conditions leading to lower rates due to competition for higher quality loans.
Interest income on commercial real estate loans for the three months ended June 30, 2016 was $19.6 million, an increase of $1.2 million, or 7%, compared to the same period in 2015, as a result of a 10% increase in the average balance, partially offset by an 11 basis point decrease in the average yield. For the six months ended June 30, 2016, commercial real estate interest income was $39.4 million, an increase of $1.9 million, or 5%, compared to the same period in 2015, as a result of a 7% increase in the average balance, partially offset by a 10 basis point decrease in the average yield. The increase in the average balance for the three and six month periods is related to the organic growth of the commercial real estate loan portfolio at the Bank. The decrease in the average yield for the three and six month periods is the result of competitive market conditions leading to lower rates on new loans.
Interest income on construction and land loans for the three months ended June 30, 2016 was $1.5 million, an increase of $0.2 million, or 16%, compared to the same period in 2015, as a result of a 4% increase in the average balance and a 41 basis point increase in the average yield. For the six months ended June 30, 2016, construction and land interest income was $3.1 million, an increase of $0.8 million, or 33%, compared to the same period in 2015, as a result of a 17% increase in the average balance and a 44 basis point increase in the average yield. The increase in the average balance for the three and six month periods is related to the organic growth of the construction and land loan portfolio at the Bank. The increase in the average yield for the three and six month periods is the result of market conditions.
Interest income on residential mortgage loans for the three months ended June 30, 2016 was $17.4 million, an increase of $0.8 million, or 5%, compared to the same period in 2015, as a result of a 4% increase in the average balance and a one basis point increase in the average yield. For the six months ended June 30, 2016, residential mortgage interest income was $34.7 million, an increase of $1.5 million, or 4%, compared to the same period in 2015, as a result of a 4% increase in the average balance, with no change in the average yield. The increase in the average balances for the three and six month periods is related to the organic growth of the residential loan portfolio at the Bank.
Interest income on home equity loans for the three months ended June 30, 2016 was $1.1 million, an increase of 1% compared to the same period in 2015, as a result of a 3% increase in the average balance, partially offset by a four basis point decrease in the average yield. For the six months ended June 30, 2016, home equity interest income was $2.2 million, an increase of $0.1 million, or 4%, compared to the same period in 2015, as a result of a 3% increase in the average balance and a three basis point increase in the average yield. The increase in the average balance for the three and six month periods is related to the organic growth of the home equity loan portfolio at the Bank. The increase in the average yield for the six month period is the result of the increase in the Prime rate in December 2015.
Interest income on other consumer loans for the three months ended June 30, 2016 was $1.1 million, an increase of $93 thousand, or 9%, compared to the same period in 2015, as a result of a 5% increase in the average balance and an 11 basis point increase in the average yield. For the six months ended June 30, 2016, other consumer interest income was $2.0 million, an increase of $0.1 million, or 6%, compared to the same period in 2015, as a result of a 1% increase in the average balance and a 12 basis point increase in the average yield. The increase in the average yield for the three and six month periods is primarily the result of the increase in the Prime rate in December 2015. The increase in the average balance for the three and six month periods is primarily due to client demand.
Investment income, on a non-FTE basis, for the three months ended June 30, 2016 was $6.3 million, an increase of $1.0 million, or 20%, compared to the same period in 2015, as a result of a 14 basis point increase in the average yield and an 11% increase in the average balance. For the six months ended June 30, 2016, investment income was $12.9 million, an increase of $2.7 million, or 27%, compared to the same period in 2015, as a result of a 13% increase in the average balance and a 23 basis point increase in the average yield. The increase in the average yield for the three month and six month periods is partially due to the increase in short-term interest rates in December 2015. The increase in the average balance for the three month and six month periods is primarily due to timing and volume of deposit balances as compared to the level of loans outstanding. Investment decisions are made based on anticipated liquidity, loan demand, and asset-liability management considerations.
Interest expense. Interest expense on deposits and borrowings for the three months ended June 30, 2016 was $6.9 million, which is flat compared to the same period in 2015. For the six months ended June 30, 2016, interest expense on deposits and borrowings was $13.6 million, which is also flat compared to the same period in 2015.
Interest expense on interest-bearing deposits for the three months ended June 30, 2016 was $4.1 million, an increase of $0.3 million, or 7%, compared to the same period in 2015, as a result of a 4% increase in the average balance and a one basis point increase in the average rate paid. For the six months ended June 30, 2016, interest expense on deposits was $8.3 million, an increase of $0.5 million, or 7%, compared to the same period in 2015, as a result of a 5% increase in the average balance, and a one basis point increase in the average rate paid.
Interest paid on borrowings for the three months ended June 30, 2016 was $2.8 million, a decrease of $0.2 million, or 8%, compared to the same period in 2015, as a result of a 143 basis point decrease in the average rate paid on junior subordinated debentures, and a 19 basis point decrease in the average rate paid on FHLB borrowings and other borrowings, partially offset by a 25% increase in the average balance of FHLB borrowings and other borrowings, with no change in the average balance of junior subordinated debentures. For the six months ended June 30, 2016, interest paid on borrowings was $5.3 million, a decrease of $0.6 million, or 10%, compared to the same period in 2015, as a result of a 144 basis point decrease in the average rate paid on junior subordinated debentures and a 20 basis point decrease in the average rate paid on FHLB borrowings and other borrowings, partially offset by a 19% increase in the average balance of FHLB borrowings and other borrowings, with no change in the average balance of junior subordinated debentures. The decrease for the three and six month periods in the average rate paid on junior subordinated debentures is due to the December 30, 2015 expiration of the interest rate hedge on $75 million of the Company’s floating rate junior subordinated debentures, after which the interest rate on that portion of the junior subordinated debentures was indexed to the three-month LIBOR plus 1.68%. The decrease for the three and six month periods in the average rate paid on FHLB borrowings and other borrowings is due to the prepayment of higher rate FHLB debt in the fourth quarter of 2015 and the first quarter of 2016. Also, the new borrowing in the second quarter at the Bank was primarily overnight Federal Funds which have a much lower rate than the longer term borrowings.
Provision/ (credit) for loan losses. The Company recorded a credit to the provision for loan losses of $2.5 million for the three months ended June 30, 2016, compared to no credit or provision for loan losses for the same period in 2015. For the six months ended June 30, 2016, the provision/ (credit) for loan losses was a credit of $5.7 million, compared to a credit of $2.5 million for the same period in 2015. The credit to the provision for loan losses for the three and six months ended June 30, 2016 was the result of net recoveries, a decrease in loss factors, and the reduction in criticized loans, partially offset by loan growth.
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
Fees and other income. Fees and other income for the three months ended June 30, 2016 was $36.8 million, a decrease of $5.9 million, or 14%, compared to the same period in 2015. For the six months ended June 30, 2016, fees and other income was $74.8 million, a decrease of $9.2 million, or 11%, compared to the same period in 2015. Factors affecting the decrease in the three and six month periods include lower fee revenues in the Wealth Management and Trust and Investment Management segments due to decreases in AUM, and decreases in other income, offset by increases in banking fee income.

Wealth management and trust fee income for the three months ended June 30, 2016 was $11.2 million, a decrease of $2.3 million, or 17%, compared to the same period in 2015. For the six months ended June 30, 2016, wealth management and trust fee income was $22.1 million, a decrease of $5.0 million, or 18%, compared to the same period in 2015. AUM as of June 30, 2016 managed or advised by Boston Private Wealth was $7.3 billion, a decrease of $1.7 billion, or 19%, compared to June 30, 2015. The decrease is due to net outflows for the twelve months ending June 30, 2016 of $1.2 billion, flat market performance, and disposed AUM of $0.5 billion.
Investment management fee income for the three months ended June 30, 2016 was $10.6 million, a decrease of $1.1 million, or 9%, compared to the same period in 2015. For the six months ended June 30, 2016, investment management fee income was $21.3 million, a decrease of $2.2 million, or 9%, compared to the same period in 2015. AUM as of June 30, 2016 managed or advised by the Investment Managers was $10.0 billion, a decrease of $0.7 billion, or 6%, compared to 2015. The decrease is primarily due to net outflows for the twelve months ending June 30, 2016 of $1.1 billion, partially offset by positive market action of $0.4 billion.
Wealth advisory fee income for the three months ended June 30, 2016 was $12.6 million, a decrease of $0.1 million, or 1%, compared to the same period in 2015. For the six months ended June 30, 2016, wealth advisory fee income was $25.3 million, a decrease of $0.1 million, or 0.35%, compared to the same period in 2015. AUM managed or advised by the Wealth Advisors was $10.0 billion at June 30, 2016, an increase of $33 million compared to June 30, 2015. The increase is due to net flows of $33 million and flat market performance for the twelve months ending June 30, 2016.
Other banking fee income for the three months ended June 30, 2016 was $3.0 million, an increase of $1.0 million, or 47%, compared to the same period in 2015. For the six months ended June 30, 2016, other banking fee income was $6.2 million, an increase of $2.3 million, or 58%, compared to the same period in 2015. The increase for both the three and six month periods is related to increases in swap fee income due to increased client demand for loan swap agreements.
Other income for the three months ended June 30, 2016 was a loss of $1.0 million, a decrease of $3.3 million compared to the same period in 2015. For the six months ended June 30, 2016, other income was a loss of $1.0 million, a decrease of $4.4 million compared to the same period in 2015. The three and six months ended June 30, 2016 included a loss on the fair value of derivative instruments of $1.5 million and $2.1 million, respectively, offset by miscellaneous income of $0.4 million and $0.7 million, respectively, and gains on rabbi trust investments of $0.1 million and $0.4 million, respectively. The three and six months ended June 30, 2015 included market value adjustments for the Banyan Partners, LLC earnout of $1.1 million and $1.5 million, respectively, and gains on partnership investments of $0.6 million and $0.8 million, respectively.
Operating Expense. Operating expense for the three months ended June 30, 2016 was $64.7 million, an increase of $2.3 million, or 4%, compared to the same period in 2015. For the six months ended June 30, 2016, operating expense was $131.4 million, an increase of $5.6 million, or 4%, compared to the same period in 2015. The increases for the three and six months periods ended June 30, 2016 are primarily due to increases in salaries and employee benefits, occupancy and equipment, marketing and business development, and contract services expenses. Additionally, the Company incurred restructuring charges related to Boston Private Wealth in the three and six months ended June 30, 2016 of $0.9 million and $2.0 million, compared to $0.2 million for both comparative periods of 2015.
Salaries and employee benefits expense, the largest component of operating expense, for the three months ended June 30, 2016 was $40.6 million, an increase of $0.8 million, or 2%, compared to the same period in 2015. For the six months ended June 30, 2016, salaries and employee benefits was $83.2 million, an increase of $1.2 million, or 2%, compared to the same period in 2015. The increase for the three and six month periods is primarily due to higher fixed compensation, partially offset by lower variable compensation costs and stock compensation.
Occupancy and equipment expense for the three months ended June 30, 2016 was $9.9 million, an increase of $0.8 million, or 9%, compared to the same period in 2015. For the six months ended June 30, 2016, occupancy and equipment was $19.5 million, an increase of $1.4 million, or 8%, compared to the same period in 2015. The increase for the three and six month periods is primarily due to an increase in rent expense due to new office locations and an increase in telecommunications and technology expenses.
Marketing and business development expense for the three months ended June 30, 2016 was $1.8 million, an increase of $0.1 million, or 6%, compared to the same period in 2015. For the six months ended June 30, 2016, marketing and business development was $4.0 million, an increase of $0.9 million, or 30%, compared to the same period in 2015. The three month increase is primarily related to an increase in business development expense in the Private Banking segment. The six month increase is primarily related to the timing of marketing programs in the Private Banking segment.

Contract services and data processing expense for the three months ended June 30, 2016 was $1.7 million, an increase of $0.2 million, or 16%, compared to the same period in 2015. For the six months ended June 30, 2016, contract services and data processing expense was $3.4 million, an increase of $0.5 million, or 17%, compared to the same period in 2015. The increase for the three and six month periods is primarily due to an increase in data processing, custody, and recordkeeping expenses.
Income Tax Expense. Income tax expense for continuing operations for the six months ended June 30, 2016 was $15.1 million. The effective tax rate for continuing operations for the six months ended June 30, 2016 was 31.3%, compared to an effective tax rate of 32.0% for the same period in 2015. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 9: Income Taxes” for further detail.

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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU update is intended to increase transparency and comparability among companies by recognizing right of use lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be implemented utilizing a modified retrospective approach. The Company expects that this ASU will gross up the assets and liabilities on the balance sheet related to the lease assets and liabilities.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments (Topic 326) (“ASU 2016-13”). This update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU will be effective for fiscal years beginning after December 15, 2019. Early adoption is available as of the fiscal year beginning after December 15, 2018. The Company does not plan on adopting early. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

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
Based on such evaluation, except for the exclusion noted in the preceding paragraph, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of June 30, 2016 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries, was made known to the certifying officers by others within the Company and its consolidated subsidiaries in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. On a quarterly basis, the Company evaluates the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.
(b) Change in internal controls over financial reporting.
There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities of the Company in the second quarter of 2016.
The following table presents information relating to shares purchased pursuant to the repurchase plan announced in the Company’s 2015 Annual Report on Form 10-K, filed with the SEC on February 26, 2016. The Company received a notice of non-objection from the Federal Reserve for a share repurchase program of up to $20 million of the Company’s outstanding common shares. Under the program, shares may be repurchased from time to time in the open market for a two-year period. The Company’s board of directors approved the program, subject to regulatory non-objection, on January 27, 2016.

	Issuer Purchases of Equity Securities
Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum approximate dollar value of shares that may yet be purchased under the plans
April 1 - 30, 2016	81,150	$11.40	326,150	$16,318,714
May 1 - 31, 2016	—	—	326,150	16,318,714
June 1 - 30, 2016	73,292	11.19	399,442	15,497,026
Total	154,442	$11.22	399,442	$15,497,026

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

/s/ CLAYTON G. DEUTSCH
August 3, 2016	Clayton G. Deutsch
Chief Executive Officer

/s/ DAVID J. KAYE
August 3, 2016	David J. Kaye
Executive Vice President, Chief Financial and Administrative Officer