Form 10-Q
period 2016-09-30
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2016-11-03
CIK 821127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2016:

Common Stock, Par Value $1.00 Per Share	83,127,355
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION, ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)
	September 30, 2016	December 31, 2015
	(In thousands, except share and per share data)
Assets:
Cash and cash equivalents	$67,631	$238,694
Investment securities available-for-sale (amortized cost of $1,229,067 and $1,084,105 at September 30, 2016 and December 31, 2015, respectively)	1,249,578	1,084,510
Investment securities held-to-maturity (fair value of $100,509 and $116,384 at September 30, 2016 and December 31, 2015, respectively)	98,881	116,352
Stock in Federal Home Loan Banks	36,084	35,181
Loans held for sale	5,316	8,072
Total loans	5,869,498	5,719,212
Less: Allowance for loan losses	77,669	78,500
Net loans	5,791,829	5,640,712
Other real estate owned (“OREO”)	1,800	776
Premises and equipment, net	32,089	31,036
Goodwill	152,082	152,082
Intangible assets, net	28,267	33,007
Fees receivable	11,185	11,258
Accrued interest receivable	18,062	17,950
Deferred income taxes, net	39,319	51,699
Other assets	149,427	121,179
Total assets	$7,681,550	$7,542,508
Liabilities:
Deposits	$5,812,243	$6,040,437
Deposits Held For Sale	105,788	—
Securities sold under agreements to repurchase	77,466	58,215
Federal funds purchased	125,000	—
Federal Home Loan Bank borrowings	522,681	461,324
Junior subordinated debentures	106,363	106,363
Other liabilities	134,322	111,468
Total liabilities	6,883,863	6,777,807
Redeemable Noncontrolling Interests	16,199	18,088
Shareholders’ Equity:
Preferred stock, $1.00 par value; authorized: 2,000,000 shares; Series D, 6.95% Non-Cumulative Perpetual, issued and outstanding: 50,000 shares at September 30, 2016 and December 31, 2015; liquidation preference: $1,000 per share	47,753	47,753
Common stock, $1.00 par value; authorized: 170,000,000 shares; issued and outstanding: 83,194,714 shares at September 30, 2016 and 83,410,961 shares at December 31, 2015	83,195	83,411
Additional paid-in capital	597,209	600,670
Retained earnings	39,415	12,886
Accumulated other comprehensive income/ (loss)	10,134	(1,500)
Total Company’s shareholders’ equity	777,706	743,220
Noncontrolling interests	3,782	3,393
Total shareholders’ equity	781,488	746,613
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$7,681,550	$7,542,508
See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$50,074	$48,058	$149,851	$142,721
Taxable investment securities	1,537	1,094	4,638	3,164
Non-taxable investment securities	1,444	1,264	4,234	3,410
Mortgage-backed securities	3,079	2,681	9,126	8,070
Federal funds sold and other	469	425	1,381	941
Total interest and dividend income	56,603	53,522	169,230	158,306
Interest expense:
Deposits	4,163	4,007	12,420	11,721
Federal Home Loan Bank borrowings	1,929	2,051	6,021	5,999
Junior subordinated debentures	591	979	1,753	2,902
Repurchase agreements and other short-term borrowings	49	12	117	54
Total interest expense	6,732	7,049	20,311	20,676
Net interest income	49,871	46,473	148,919	137,630
Provision/ (credit) for loan losses	(138)	2,600	(5,806)	100
Net interest income after provision/ (credit) for loan losses	50,009	43,873	154,725	137,530
Fees and other income:
Investment management fees	10,717	11,360	32,002	34,805
Wealth advisory fees	12,750	12,515	38,013	37,868
Wealth management and trust fees	10,826	12,424	32,950	39,527
Other banking fee income	3,447	2,780	9,662	6,721
Gain on sale of loans, net	156	364	562	1,029
Gain on sale of investments, net	273	5	519	21
Gain/ (loss) on OREO, net	137	35	417	124
Other	1,706	(37)	704	3,356
Total fees and other income	40,012	39,446	114,829	123,451
Operating expense:
Salaries and employee benefits	40,924	37,938	124,098	119,881
Occupancy and equipment	9,521	9,064	29,036	27,194
Professional services	2,290	2,848	8,820	9,083
Marketing and business development	1,623	2,008	5,604	5,062
Contract services and data processing	1,865	1,600	5,281	4,532
Amortization of intangibles	1,568	1,655	4,740	4,912
FDIC insurance	722	916	2,757	2,890
Restructuring	—	1,504	2,017	1,724
Other	3,157	4,396	10,757	12,496
Total operating expense	61,670	61,929	193,110	187,774
Income before income taxes	28,351	21,390	76,444	73,207
Income tax expense	8,652	8,182	23,716	24,754
Net income from continuing operations	19,699	13,208	52,728	48,453
Net income from discontinued operations	1,047	1,316	4,357	4,956
Net income before attribution to noncontrolling interests	20,746	14,524	57,085	53,409
(Continued)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Less: Net income attributable to noncontrolling interests	1,110	994	3,010	3,486
Net income attributable to the Company	$19,636	$13,530	$54,075	$49,923
Adjustments to net income attributable to the Company to arrive at net income attributable to common shareholders	$(1,006)	$159	$(2,265)	$(1,829)
Net income attributable to common shareholders for earnings per share calculation	$18,630	$13,689	$51,810	$48,094
Basic earnings per share attributable to common shareholders:
From continuing operations:	$0.22	$0.15	$0.58	$0.53
From discontinued operations:	$0.01	$0.02	$0.05	$0.06
Total attributable to common shareholders:	$0.23	$0.17	$0.64	$0.60
Weighted average basic common shares outstanding	81,301,499	81,103,938	81,280,014	80,801,113
Diluted earnings per share attributable to common shareholders:
From continuing operations:	$0.21	$0.15	$0.57	$0.52
From discontinued operations:	$0.01	$0.01	$0.05	$0.06
Total attributable to common shareholders:	$0.22	$0.16	$0.62	$0.58
Weighted average diluted common shares outstanding	83,562,283	83,438,413	83,430,480	83,229,029

 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net income attributable to the Company	$19,636	$13,530	$54,075	$49,923
Other comprehensive income/ (loss), net of tax:
Unrealized gain/ (loss) on securities available-for-sale	(2,976)	4,337	12,322	2,351
Reclassification adjustment for net realized gain/ (loss) included in net income	172	3	330	12
Net unrealized gain/ (loss) on securities available-for-sale	(3,148)	4,334	11,992	2,339
Unrealized gain/ (loss) on cash flow hedges	379	(1,118)	(1,119)	(2,135)
Reclassification adjustment for net realized gain/ (loss) included in net income	(249)	(597)	(761)	(1,781)
Net unrealized gain/ (loss) on cash flow hedges	628	(521)	(358)	(354)
Net unrealized gain/ (loss) on other	—	(1)	—	(1)
Other comprehensive income/ (loss), net of tax	(2,520)	3,812	11,634	1,984
Total comprehensive income attributable to the Company, net	$17,116	$17,342	$65,709	$51,907
 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/ (Loss)	Non- controlling Interests	Total
	(In thousands, except share data)
Balance, December 31, 2014	$47,753	$82,962	$610,903	$(37,396)	$(697)	$386	$703,911
Net income attributable to the Company	—	—	—	49,923	—	—	49,923
Other comprehensive income/ (loss), net	—	—	—	—	1,984	—	1,984
Dividends paid to common shareholders: $0.27 per share	—	—	(16,703)	(5,698)	—	—	(22,401)
Dividends paid to preferred shareholders	—	—	(1,737)	(869)	—	—	(2,606)
Net change in noncontrolling interests	—	—	—	—	—	2,758	2,758
Net proceeds from issuance of:
138,463 shares of common stock	—	138	1,437	—	—	—	1,575
705,585 shares of incentive stock grants, net of 145,992 shares canceled or forfeited and 154,862 shares withheld for employee taxes	—	405	(2,340)	—	—	—	(1,935)
Amortization of stock compensation and employee stock purchase plan	—	—	7,631	—	—	—	7,631
Stock options exercised	—	140	983	—	—	—	1,123
Tax benefit/ (deficiency) from certain stock compensation awards	—	—	(1,008)	—	—	—	(1,008)
Other equity adjustments	—	—	(198)	—	—	—	(198)
Balance at September 30, 2015	$47,753	$83,645	$598,968	$5,960	$1,287	$3,144	$740,757

Balance, December 31, 2015	$47,753	$83,411	$600,670	$12,886	$(1,500)	$3,393	$746,613
Net income attributable to the Company	—	—	—	54,075	—	—	54,075
Other comprehensive income/ (loss), net	—	—	—	—	11,634	—	11,634
Dividends paid to common shareholders: $0.30 per share	—	—	—	(24,940)	—	—	(24,940)
Dividends paid to preferred shareholders	—	—	—	(2,606)	—	—	(2,606)
Net change in noncontrolling interests	—	—	—	—	—	389	389
Repurchase of 684,442 shares of common stock	—	(684)	(7,336)	—	—	—	(8,020)
Net proceeds from issuance of:
165,934 shares of common stock	—	166	1,413	—	—	—	1,579
591,234 shares of incentive stock grants, net of 326,834 shares canceled or forfeited and 63,235 shares withheld for employee taxes	—	201	(939)	—	—	—	(738)
Amortization of stock compensation and employee stock purchase plan	—	—	2,186	—	—	—	2,186
Stock options exercised	—	101	688	—	—	—	789
Tax benefit/ (deficiency) from certain stock compensation awards	—	—	(728)	—	—	—	(728)
Other equity adjustments	—	—	1,255	—	—	—	1,255
Balance at September 30, 2016	$47,753	$83,195	$597,209	$39,415	$10,134	$3,782	$781,488

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine months ended September 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income attributable to the Company	$54,075	$49,923
Adjustments to arrive at net income from continuing operations
Net income attributable to noncontrolling interests	3,010	3,486
Less: Net income from discontinued operations	(4,357)	(4,956)
Net income from continuing operations	52,728	48,453
Adjustments to reconcile net income from continuing operations to net cash provided by/ (used in) operating activities:
Depreciation and amortization	16,997	16,921
Net income attributable to noncontrolling interests	(3,010)	(3,486)
Stock compensation, net of cancellations	2,186	7,631
Provision/ (credit) for loan losses	(5,806)	100
Loans originated for sale	(61,768)	(128,194)
Proceeds from sale of loans held for sale	65,086	128,637
Deferred income tax expense/ (benefit)	3,721	(109)
Net decrease/ (increase) in other operating activities	(2,134)	(7,798)
Net cash provided by/ (used in) operating activities of continuing operations	68,000	62,155
Net cash provided by/ (used in) operating activities of discontinued operations	4,357	4,956
Net cash provided by/ (used in) operating activities	72,357	67,111
Cash flows from investing activities:
Available-for-sale investment securities:
Purchases	(323,271)	(362,430)
Sales	41,961	5,850
Maturities, calls, redemptions, and principal payments	131,245	162,040
Held-to-maturity investment securities:
Purchases	—	—
Principal payments	16,907	18,449
(Investments)/ distributions in trusts, net	(539)	(68)
(Purchase)/ redemption of Federal Home Loan Banks stock	(903)	(3,237)
Net (increase)/ decrease in portfolio loans	(156,688)	(340,813)
Proceeds from recoveries of loans previously charged-off	8,347	5,340
Proceeds from sale of OREO	1,337	277
Capital expenditures, net of sale proceeds	(7,099)	(3,593)
Net cash provided by/ (used in) investing activities of continuing operations	(288,703)	(518,185)
Net cash provided by/ (used in) investing activities	(288,703)	(518,185)
(Continued)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine months ended September 30,
	2016	2015
Cash flows from financing activities:
Net increase/ (decrease) in deposits, excluding transfer to Deposits held for sale	(122,406)	193,980
Net increase/ (decrease) in securities sold under agreements to repurchase	19,251	5,202
Net increase/ (decrease) in federal funds purchased	125,000	60,000
Net increase/ (decrease) in short-term Federal Home Loan Bank borrowings	95,000	60,000
Advances of long-term Federal Home Loan Bank borrowings	67,179	67,636
Repayments of long-term Federal Home Loan Bank borrowings	(100,822)	(35,887)
Dividends paid to common shareholders	(24,940)	(22,401)
Dividends paid to preferred shareholders	(2,606)	(2,606)
Repurchase of common stock	(8,020)	—
Tax benefit/ (deficiency) from certain stock compensation awards	(728)	(1,008)
Proceeds from stock option exercises	789	1,123
Proceeds from issuance of common stock, net	841	(360)
Distributions paid to noncontrolling interests	(2,905)	(3,317)
Other equity adjustments	(350)	(257)
Net cash provided by/ (used in) financing activities of continuing operations	45,283	322,105
Net cash provided by/ (used in) financing activities	45,283	322,105
Net increase/ (decrease) in cash and cash equivalents	(171,063)	(128,969)
Cash and cash equivalents at beginning of year	238,694	172,609
Cash and cash equivalents at end of period	$67,631	$43,640
Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$20,489	$20,563
Cash paid for income taxes, net of (refunds received)	27,554	28,939
Change in unrealized gain/ (loss) on available-for-sale securities, net of tax	11,992	2,339
Change in unrealized gain/ (loss) on cash flow hedges, net of tax	(358)	(354)
Change in unrealized gain/ (loss) on other, net of tax	—	(1)
Non-cash transactions:
Loans transferred into other real estate owned from loan portfolio	1,944	—
Loans charged-off	(3,372)	(2,032)
Premises and equipment transferred into/ (out of) other assets held for sale	891	—
Deposits transferred into/ (out of) held for sale	105,788	—

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
In June 2016, the Bank entered into a definitive agreement to sell two of its offices in the Southern California market, located in Granada Hills and Burbank, California. Certain assets identified as part of the sale of $0.9 million are included in assets held for sale, which is included in other assets on the consolidated balance sheet as of September 30, 2016. Certain deposits identified as part of the sale of $105.8 million are included in deposits held for sale on the consolidated balance sheet as of September 30, 2016.
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

2.    Earnings Per Share
The treasury stock method of calculating earnings per share (“EPS”) is presented below for the three and nine months ended September 30, 2016 and 2015. The following tables present the computations of basic and diluted EPS:

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
(In thousands, except share and per share data)
Basic earnings per share - Numerator:
Net income from continuing operations	$19,699	$13,208	$52,728	$48,453
Less: Net income attributable to noncontrolling interests	1,110	994	3,010	3,486
Net income from continuing operations attributable to the Company	18,589	12,214	49,718	44,967
Decrease/ (increase) in noncontrolling interests’ redemption values (1)	(138)	1,028	341	777
Dividends on preferred stock	(868)	(869)	(2,606)	(2,606)
Total adjustments to income attributable to common shareholders (2)	(1,006)	159	(2,265)	(1,829)
Net income from continuing operations attributable to common shareholders, treasury stock method (2)	17,583	12,373	47,453	43,138
Net income from discontinued operations (2)	1,047	1,316	4,357	4,956
Net income attributable to common shareholders, treasury stock method (2)	$18,630	$13,689	$51,810	$48,094

Basic earnings per share - Denominator:
Weighted average basic common shares outstanding	81,301,499	81,103,938	81,280,014	80,801,113
Per share data - Basic earnings per share from:
Continuing operations	$0.22	$0.15	$0.58	$0.53
Discontinued operations	$0.01	$0.02	$0.05	$0.06
Total attributable to common shareholders	$0.23	$0.17	$0.64	$0.60

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
(In thousands, except share and per share data)
Diluted earnings per share - Numerator:
Net income from continuing operations attributable to common shareholders, after assumed dilution (2)	$17,583	$12,373	$47,453	$43,138
Net income from discontinued operations	1,047	1,316	4,357	4,956
Net income attributable to common shareholders, after assumed dilution	$18,630	$13,689	$51,810	$48,094
Diluted earnings per share - Denominator:
Weighted average basic common shares outstanding	81,301,499	81,103,938	81,280,014	80,801,113
Dilutive effect of:
Stock options and performance-based and time-based restricted stock (2),(3)	956,446	1,140,932	959,917	1,213,427
Warrants to purchase common stock (3)	1,304,338	1,193,543	1,190,549	1,214,489
Dilutive common shares	2,260,784	2,334,475	2,150,466	2,427,916
Weighted average diluted common shares outstanding (2), (3)	83,562,283	83,438,413	83,430,480	83,229,029
Per share data - Diluted earnings per share from:
Continuing operations	$0.21	$0.15	$0.57	$0.52
Discontinued operations	$0.01	$0.01	$0.05	$0.06
Total attributable to common shareholders	$0.22	$0.16	$0.62	$0.58
Dividends per share declared and paid on common stock	$0.10	$0.09	$0.30	$0.27
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

(2)
The Company presents its EPS based on the treasury stock method. The Company reverted to the treasury stock presentation from the two-class presentation due to the immaterial number of participating shares outstanding as of March 31, 2016. If the EPS presentation had been based on the two-class method, the following adjustments would have been made to the presentation of EPS for the three and nine months ended September 30, 2016.

Net income attributable to common shareholders would have been reduced by an additional $4 thousand, for the nine months ended September 30, 2016, with no change for the three month period then ended. The allocation of net income to participating securities would have been $1 thousand and $7 thousand, for the three and nine months ended September 30, 2016, respectively, reducing net income attributable to common shareholders by a total of $1 thousand and $11 thousand, for the three and nine months ended September 30, 2016, respectively. Basic EPS would not change. Weighted average diluted shared outstanding would have been reduced by 3,809 shares and 13,477 shares for the three and nine months ended September 30, 2016, respectively. Diluted EPS would not change.
If the EPS presentation had been based on the two-class method, the following adjustments would have been made to the presentation of EPS for the three and nine months ended September 30, 2015. Net income attributable to common shareholders would have been reduced by an additional $5 thousand and $85 thousand, for the three and nine months ended September 30, 2015, respectively, and the allocation of net income to participating securities would have been $8 thousand and $91 thousand, for the three and nine months ended September 30, 2015, respectively, reducing net income attributable to common shareholders by a total of $13 thousand and $176 thousand, for the three and nine months ended September 30, 2015, respectively. Basic EPS would decrease by $0.01 per share for the nine months ended September 30, 2015, with no change for the three months ended September 30, 2015. Weighted average diluted shares outstanding would have been reduced by 69,218 shares and 211,108 shares, for the three and nine months ended September 30, 2015, respectively. Diluted EPS would not change.

(3)
The diluted EPS computations for the three and nine months ended September 30, 2016 and 2015 do not assume the conversion, exercise, or contingent issuance of the following shares for the following periods because the result would have been anti-dilutive for the periods indicated. As a result of the anti-dilution, the potential common shares excluded from the diluted EPS computation are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Shares excluded due to exercise price exceeding the average market price of common shares during the period (total outstanding):	(In thousands)
Potential common shares from:
Stock options, restricted stock, or other dilutive securities	224	508	285	559
Total shares excluded due to exercise price exceeding the average market price of common shares during the period	224	508	285	559

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

Reconciliation of Reportable Segment Items
The following tables present a reconciliation of the revenues, profits, assets, and other significant items of reportable segments as of and for the three and nine months ended September 30, 2016 and 2015. Interest expense on junior subordinated debentures is reported at the Holding Company.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Private Banking	(In thousands)
Net interest income	$50,419	$47,417	$150,553	$140,424
Fees and other income	5,528	2,728	11,132	8,949
Total revenues	55,947	50,145	161,685	149,373
Provision/ (credit) for loan losses	(138)	2,600	(5,806)	100
Operating expense	30,439	27,428	93,808	84,514
Income before income taxes	25,646	20,117	73,683	64,759
Income tax expense	8,226	6,287	23,638	20,903
Net income from continuing operations	17,420	13,830	50,045	43,856
Net income attributable to the Company	$17,420	$13,830	$50,045	$43,856

Assets	$7,512,884	$7,000,818	$7,512,884	$7,000,818
Amortization of intangibles	$—	$46	$—	$137
Depreciation	$1,094	$1,110	$3,365	$3,474

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Wealth Management and Trust	(In thousands)
Fees and other income	$10,921	$12,949	$33,277	$41,553
Operating expense (1)	12,307	14,311	41,897	39,419
Income/ (loss) before income taxes	(1,386)	(1,362)	(8,620)	2,134
Income tax expense/ (benefit)	(538)	(539)	(3,448)	961
Net income/ (loss) from continuing operations	(848)	(823)	(5,172)	1,173
Net income/ (loss) attributable to the Company	$(848)	$(823)	$(5,172)	$1,173

Assets	$86,349	$78,315	$86,349	$78,315
Amortization of intangibles	$745	$624	$2,235	$1,819
Depreciation	$317	$196	$818	$577

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Investment Management	(In thousands)
Net interest income	$4	$5	$12	$16
Fees and other income	10,717	11,365	32,023	34,826
Total revenues	10,721	11,370	32,035	34,842
Operating expense	7,986	8,288	23,904	25,518
Income before income taxes	2,735	3,082	8,131	9,324
Income tax expense	898	1,007	2,675	3,049
Net income from continuing operations	1,837	2,075	5,456	6,275
Noncontrolling interests	507	596	1,453	1,853
Net income attributable to the Company	$1,330	$1,479	$4,003	$4,422

Assets	$93,669	$101,316	$93,669	$101,316
Amortization of intangibles	$650	$739	$1,951	$2,217
Depreciation	$68	$71	$215	$211

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Wealth Advisory	(In thousands)
Net interest income	$4	$1	$10	$5
Fees and other income	12,778	12,545	38,099	37,960
Total revenues	12,782	12,546	38,109	37,965
Operating expense	8,975	9,304	27,839	27,156
Income before income taxes	3,807	3,242	10,270	10,809
Income tax expense	1,398	1,277	3,812	4,081
Net income from continuing operations	2,409	1,965	6,458	6,728
Noncontrolling interests	603	398	1,557	1,629
Net income attributable to the Company	$1,806	$1,567	$4,901	$5,099

Assets	$79,133	$78,205	$79,133	$78,205
Amortization of intangibles	$173	$246	$554	$739
Depreciation	$219	$218	$653	$645

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Holding Company and Eliminations	(In thousands)
Net interest income	$(556)	$(950)	$(1,656)	$(2,815)
Fees and other income	68	(141)	298	163
Total revenues	(488)	(1,091)	(1,358)	(2,652)
Operating expense	1,963	2,598	5,662	11,167
Income/ (loss) before income taxes	(2,451)	(3,689)	(7,020)	(13,819)
Income tax expense/ (benefit)	(1,332)	150	(2,961)	(4,240)
Net income/ (loss) from continuing operations	(1,119)	(3,839)	(4,059)	(9,579)
Noncontrolling interests	—	—	—	4
Discontinued operations	1,047	1,316	4,357	4,956
Net income/ (loss) attributable to the Company	$(72)	$(2,523)	$298	$(4,627)

Assets	$(90,485)	$(78,126)	$(90,485)	$(78,126)
Depreciation	$8	$12	$29	$56

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Total Company	(In thousands)
Net interest income	$49,871	$46,473	$148,919	$137,630
Fees and other income	40,012	39,446	114,829	123,451
Total revenues	89,883	85,919	263,748	261,081
Provision/ (credit) for loan losses	(138)	2,600	(5,806)	100
Operating expense	61,670	61,929	193,110	187,774
Income before income taxes	28,351	21,390	76,444	73,207
Income tax expense	8,652	8,182	23,716	24,754
Net income from continuing operations	19,699	13,208	52,728	48,453
Noncontrolling interests	1,110	994	3,010	3,486
Discontinued operations	1,047	1,316	4,357	4,956
Net income attributable to the Company	$19,636	$13,530	$54,075	$49,923

Assets	$7,681,550	$7,180,528	$7,681,550	$7,180,528
Amortization of intangibles	$1,568	$1,655	$4,740	$4,912
Depreciation	$1,706	$1,607	$5,080	$4,963
_____________________

(1)
Operating expense includes no restructuring expense for the three months ended September 30, 2016 and $2.0 million of restructuring expense for the nine months ended September 30, 2016 related to the Wealth Management and Trust segment. Operating expense includes $1.5 million and $1.7 million of restructuring expenses for the three and nine months ended September 30, 2015, respectively, related to the Wealth Management and Trust segment.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

4.    Investments
The following table presents a summary of investment securities:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
As of September 30, 2016
Available-for-sale securities at fair value:
U.S. government and agencies	$40,725	$627	$(9)	$41,343
Government-sponsored entities	318,570	6,142	—	324,712
Municipal bonds	276,582	8,558	(505)	284,635
Mortgage-backed securities (1)	571,487	6,684	(1,321)	576,850
Other	21,703	340	(5)	22,038
Total	$1,229,067	$22,351	$(1,840)	$1,249,578

Held-to-maturity securities at amortized cost:
Mortgage-backed securities (1)	$98,881	$1,639	$(11)	$100,509
Total	$98,881	$1,639	$(11)	$100,509

As of December 31, 2015
Available-for-sale securities at fair value:
U.S. government and agencies	$21,214	$64	$(27)	$21,251
Government-sponsored entities	345,033	874	(1,345)	344,562
Municipal bonds	263,661	5,099	(116)	268,644
Mortgage-backed securities (1)	431,446	1,329	(5,734)	427,041
Other	22,751	268	(7)	23,012
Total	$1,084,105	$7,634	$(7,229)	$1,084,510

Held-to-maturity securities at amortized cost:
Mortgage-backed securities (1)	$116,352	$294	$(262)	$116,384
Total	$116,352	$294	$(262)	$116,384
_____________________

(1)	All mortgage-backed securities are guaranteed by U.S. government agencies or Government-sponsored entities.
The following table presents the maturities of available-for-sale investment securities, based on contractual maturity, as of September 30, 2016. Certain securities are callable before their final maturity. Additionally, certain securities (such as mortgage-backed securities) are shown within the table below based on their final (contractual) maturity, but due to prepayments and amortization are expected to have shorter lives.

	Available-for-sale Securities
	Amortized cost	Fair value
	(In thousands)
Within one year	$76,630	$77,071
After one, but within five years	316,612	322,158
After five, but within ten years	321,670	327,746
Greater than ten years	514,155	522,603
Total	$1,229,067	$1,249,578

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the maturities of held-to-maturity investment securities, based on contractual maturity, as of September 30, 2016.

	Held-to-maturity Securities
	Amortized cost	Fair value
	(In thousands)
Within one year	$—	$—
After one, but within five years	—	—
After five, but within ten years	—	—
Greater than ten years	98,881	100,509
Total	$98,881	$100,509
The following table presents the proceeds from sales, gross realized gains and gross realized losses for available-for-sale securities that were sold or called during the following periods:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
Proceeds from sales and calls	$12,829	$15	$41,961	$5,850
Realized gains	273	5	520	21
Realized losses	—	—	(1)	—
The following table presents information regarding securities as of September 30, 2016 having temporary impairment, due to the fair values having declined below the amortized cost of the individual securities, and the time period that the investments have been temporarily impaired.

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	# of securities
Available-for-sale securities	(In thousands)
U.S. government and agencies	$—	$—	$649	$(9)	$649	$(9)	2
Government-sponsored entities	—	—	—	—	—	—	—
Municipal bonds	33,558	(449)	2,741	(56)	36,299	(505)	28
Mortgage-backed securities (1)	64,537	(258)	43,934	(1,063)	108,471	(1,321)	39
Other	61	(3)	23	(2)	84	(5)	8
Total	$98,156	$(710)	$47,347	$(1,130)	$145,503	$(1,840)	77

Held-to-maturity securities
Mortgage-backed securities (1)	$5,239	$(11)	$—	$—	$5,239	$(11)	1
Total	$5,239	$(11)	$—	$—	$5,239	$(11)	1
_____________________

(1)	All mortgage-backed securities are guaranteed by U.S. government agencies or Government-sponsored entities.
The U.S. government and agencies securities, and mortgage-backed securities in the table above had current Standard and Poor’s credit ratings of AA+. The municipal bonds in the table above had current Standard and Poor’s credit ratings of at least AA-. The other securities consisted of equity securities. At September 30, 2016, the Company does not consider these investments other-than-temporarily impaired because the decline in fair value on investments is primarily attributed to changes in interest rates and not credit quality.
At September 30, 2016 and 2015, the amount of investment securities in an unrealized loss position greater than 12 months, as well as in total, was primarily due to changes in interest rates. The Company has no intent to sell any securities in an unrealized loss position at September 30, 2016 and it is not more likely than not that the Company would be forced to sell any

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

of these securities prior to the full recovery of all unrealized loss amounts. Subsequent to September 30, 2016 and through the date of the filing of this Quarterly Report on Form 10-Q, no securities were downgraded to below investment grade, nor were any securities in an unrealized loss position sold.
Cost method investments, which are included in other assets, can be temporarily impaired when the fair values decline below the amortized costs of the individual investments. There were no cost method investments with unrealized losses as of September 30, 2016 or December 31, 2015. The Company’s cost method investments primarily include low income housing partnerships which generate tax credits. The Company also holds partnership interests in venture capital funds formed to provide financing to small businesses and to promote community development. The Company had $35.4 million and $27.7 million in cost method investments included in other assets as of September 30, 2016 and December 31, 2015, respectively.

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
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of September 30, 2016	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available-for-sale securities:
U.S. government and agencies	$41,343	$40,694	$649	$—
Government-sponsored entities	324,712	—	324,712	—
Municipal bonds	284,635	—	284,635	—
Mortgage-backed securities	576,850	—	576,850	—
Other	22,038	22,038	—	—
Total available-for-sale securities	1,249,578	62,732	1,186,846	—
Derivatives - interest rate customer swaps	29,198	—	29,198	—
Derivatives - risk participation agreement	40	—	40	—
Other investments	6,141	6,141	—	—

Liabilities:
Derivatives - interest rate customer swaps	$30,257	$—	$30,257	$—
Derivatives - interest rate swaps	2,542	—	2,542	—
Derivatives - risk participation agreement	30	—	30	—
Other liabilities	6,141	6,141	—	—

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

		Fair value measurements at reporting date using:
	As of December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available-for-sale securities:
U.S. government and agencies	$21,251	$20,251	$1,000	$—
Government-sponsored entities	344,562	—	344,562	—
Municipal bonds	268,644	—	268,644	—
Mortgage-backed securities	427,041	—	427,041	—
Other	23,012	23,012	—	—
Total available-for-sale securities	1,084,510	43,263	1,041,247	—
Derivatives - interest rate customer swaps	7,960	—	7,960	—
Other investments	5,602	5,602	—	—

Liabilities:
Derivatives - interest rate customer swaps	$8,084	$—	$8,084	$—
Derivatives - interest rate swaps	1,907	—	1,907	—
Derivatives - risk participation agreement	11	—	11	—
Other liabilities	5,602	5,602	—	—
As of September 30, 2016 and December 31, 2015, available-for-sale securities consisted primarily of U.S. government and agencies securities, government-sponsored entities securities, municipal bonds, mortgage-backed securities, and other available-for-sale securities. The equities (which are categorized as other available-for-sale securities) are valued with prices quoted in active markets. Five U.S. Treasury securities at September 30, 2016 and three U.S. Treasury securities at December 31, 2015, are valued with prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement. The government-sponsored entities securities, municipal bonds, mortgage-backed securities, and certain investments in Small Business Administration (“SBA”) loans (which are categorized as U.S. government and agencies securities) generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets. Therefore, they have been categorized as a Level 2 measurement. No investments held at September 30, 2016 or December 31, 2015 were categorized as Level 3. There were no changes in the valuation techniques used for measuring the fair value of available-for-sale securities in the three and nine month periods ended September 30, 2016 or 2015.
The Company uses interest rate customer swaps, interest rate swaps, risk participation agreements, and a junior subordinated debenture interest rate swap to manage its interest rate risk, and customer foreign exchange forward contracts to manage its foreign exchange risk, if any. The junior subordinated debenture interest rate swap agreement matured on December 30, 2015. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, they have been categorized as a Level 2 measurement as of September 30, 2016 and December 31, 2015. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements-Note 8: Derivatives and Hedging Activities” for further details.
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
The Company has determined that the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

current credit spreads to evaluate the likelihood of default by itself and its counterparties. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy as of September 30, 2016 and December 31, 2015.
Other investments, which are not considered available-for-sale investments, consist of deferred compensation trusts, which consist of publicly traded mutual fund investments that are valued at prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement as of September 30, 2016 and December 31, 2015.
There were no transfers between levels for assets or liabilities recorded at fair value on a recurring basis during the three and nine month periods ended September 30, 2016 and 2015.
There were no Level 3 assets valued on a recurring basis at September 30, 2016 or December 31, 2015.
The following tables present the Company’s assets and liabilities measured at fair value on a non-recurring basis during the periods ended September 30, 2016 and 2015, respectively, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of September 30, 2016	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended September 30, 2016	Nine months ended September 30, 2016
	(In thousands)
Assets:
Impaired loans (1)	$11,936	$—	$—	$11,936	$(418)	$(2,098)
_____________________

(1)	Collateral-dependent impaired loans held at September 30, 2016 that had write-downs in fair value or whose specific reserve changed during the first nine months of 2016.

	As of September 30, 2015	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended September 30, 2015	Nine months ended September 30, 2015
	(In thousands)
Assets:
Impaired loans (1)	$6,704	$—	$—	$6,704	$(2,504)	$(2,504)
_____________________

(1)	Collateral-dependent impaired loans held at September 30, 2015 that had write-downs in fair value or whose specific reserve changed during the first nine months of 2015.
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	As of September 30, 2016
	Fair Value	Valuation technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$11,936	Appraisals of Collateral	Discount for costs to sell	5% - 78%	5%
			Appraisal adjustments	0% - 20%	16%

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of September 30, 2015
	Fair Value	Valuation technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$6,704	Appraisals of Collateral	Discount for costs to sell	7% - 22%	15%
			Appraisal adjustments	0% - 25%	7%
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
The following tables present the carrying values and fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis (other than certain loans, as noted below):

	As of September 30, 2016
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$67,631	$67,631	$67,631	$—	$—
Held-to-maturity investment securities	98,881	100,509	—	100,509	—
Loans held for sale	5,316	5,404	—	5,404	—
Loans, net	5,791,829	5,870,480	—	—	5,870,480
Other financial assets	119,904	119,904	—	119,904	—
FINANCIAL LIABILITIES:
Deposits	5,812,243	5,814,016	—	5,814,016	—
Deposits held for sale	105,788	102,846	—	102,846	—
Securities sold under agreements to repurchase	77,466	77,466	—	77,466	—
Federal Funds purchased	125,000	125,000	—	125,000	—
Federal Home Loan Bank borrowings	522,681	527,266	—	527,266	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	1,978	1,978	—	1,978	—

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of December 31, 2015
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$238,694	$238,694	$238,694	$—	$—
Held-to-maturity investment securities	116,352	116,384	—	116,384	—
Loans held for sale	8,072	8,144	—	8,144	—
Loans, net	5,640,712	5,658,254	—	—	5,658,254
Other financial assets	118,233	118,233	—	118,233	—
FINANCIAL LIABILITIES:
Deposits	6,040,437	6,041,239	—	6,041,239	—
Securities sold under agreements to repurchase	58,215	58,215	—	58,215	—
Federal Home Loan Bank borrowings	461,324	465,100	—	465,100	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	1,978	1,978	—	1,978	—
The estimated fair values have been determined by using available quoted market information or other appropriate valuation methodologies. The aggregate fair value amounts presented do not represent the underlying value of the Company taken as a whole. An excess of fair value over book value on financial assets represents a premium, or gain, the Company might recognize if the asset were sold, while an excess of book value over fair value on financial liabilities represents a premium, or gain, the company might recognize if the liability were sold. Conversely, losses would be recognized if an asset was sold where the book value exceeded the fair value or a liability was sold where the fair value exceeded the book value.
The fair value estimates provided are made at a specific point in time, based on relevant market information and the characteristics of the financial instrument. The estimates do not provide for any premiums or discounts that could result from concentrations of ownership of a financial instrument. Because no active market exists for some of the Company’s financial instruments, certain fair value estimates are based on subjective judgments regarding current economic conditions, risk characteristics of the financial instruments, future expected loss experience, prepayment assumptions, and other factors. The resulting estimates involve uncertainties and are considered best estimates. Changes made to any of the underlying assumptions could significantly affect the estimates.
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
Other financial assets
Other financial assets consist of accrued interest and fees receivable, stock in Federal Home Loan Banks (“FHLBs”), other assets held for sale, and the cash surrender value of bank-owned life insurance, for which the carrying amount approximates fair value, and are classified as Level 2.
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
Deposits held for sale
The deposits held for sale at September 30, 2016 relate to the two banking offices in Southern California for which the Bank has entered into a Purchase and Assumption Agreement (the “Agreement”). Pursuant to this Agreement, the Bank will transfer certain depository accounts of these offices to the purchaser. The fair value reported for deposits held for sale was estimated based on the deposit premium to be paid by the acquirer per the Agreement and the amount and type of deposits outstanding as of September 30, 2016. The actual premium will be updated based on the average deposits prior to the close. Accordingly, deposits held for sale are included in the Level 2 fair value category.
Securities sold under agreements to repurchase
The fair value of securities sold under agreements to repurchase is estimated based on contractual cash flows discounted at the Bank’s incremental borrowing rate for FHLB borrowings with similar maturities and therefore these securities have been classified as Level 2.
Federal funds purchased
The carrying amounts of federal funds purchased approximate fair value due to their short-term nature and therefore these funds have been classified as Level 2.
Federal Home Loan Bank borrowings
The fair value reported for FHLB borrowings is estimated based on the discounted value of contractual cash flows. The discount rate used is based on the Bank’s estimated current incremental borrowing rate for FHLB borrowings of similar maturities and therefore these borrowings have been classified as Level 2.
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
Other financial liabilities
Other financial liabilities consist of accrued interest payable for which the carrying amount approximates fair value and is classified as Level 2.

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
Total loans include deferred loan origination (fees)/ costs, net, of $6.3 million and $5.6 million as of September 30, 2016 and December 31, 2015, respectively.
The following table presents a summary of the loan portfolio based on the portfolio segment as of the dates indicated:

	September 30, 2016	December 31, 2015
	(In thousands)
Commercial and industrial	$1,099,170	$1,111,555
Commercial real estate	2,054,570	1,914,134
Construction and land	98,696	183,434
Residential	2,316,090	2,229,540
Home equity	121,269	119,828
Consumer and other	179,703	160,721
Total Loans	$5,869,498	$5,719,212

The following table presents nonaccrual loans receivable by class of receivable as of the dates indicated:

	September 30, 2016	December 31, 2015
	(In thousands)
Commercial and industrial	$927	$1,019
Commercial real estate	5,138	11,232
Construction and land	224	3,297
Residential	9,060	9,661
Home equity	1,075	1,306
Consumer and other	67	56
Total	$16,491	$26,571
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, although infrequent, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans 90 days or more past due, but still accruing as of both September 30, 2016 and December 31, 2015. The Bank’s policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six consecutive months). For troubled debt restructured loans (“TDRs”), a return

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

to accrual status generally requires timely payments for a period of six months in accordance with the restructured loan terms, along with meeting other criteria.
The following tables show the payment status of loans by class of receivable as of the dates indicated:

	September 30, 2016
	Accruing Past Due			Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Total Accruing Past Due	Current Payment Status	30-89 Days Past Due	90 Days or Greater Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$524	$836	$1,360	$909	$—	$18	$927	$1,096,883	$1,099,170
Commercial real estate	2,200	244	2,444	3,488	213	1,437	5,138	2,046,988	2,054,570
Construction and land	—	—	—	34	20	170	224	98,472	98,696
Residential	—	663	663	2,765	1,360	4,935	9,060	2,306,367	2,316,090
Home equity	—	—	—	—	83	992	1,075	120,194	121,269
Consumer and other	107	15	122	—	—	67	67	179,514	179,703
Total	$2,831	$1,758	$4,589	$7,196	$1,676	$7,619	$16,491	$5,848,418	$5,869,498

	December 31, 2015
	Accruing Past Due			Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Total Accruing Past Due	Current Payment Status	30-89 Days Past Due	90 Days or Greater Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$2,329	$338	$2,667	$726	$—	$293	$1,019	$1,107,869	$1,111,555
Commercial real estate	2,091	529	2,620	5,912	—	5,320	11,232	1,900,282	1,914,134
Construction and land	—	—	—	149	34	3,114	3,297	180,137	183,434
Residential	6,267	873	7,140	924	874	7,863	9,661	2,212,739	2,229,540
Home equity	40	—	40	217	—	1,089	1,306	118,482	119,828
Consumer and other	235	392	627	24	9	23	56	160,038	160,721
Total	$10,962	$2,132	$13,094	$7,952	$917	$17,702	$26,571	$5,679,547	$5,719,212
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
The following tables present the loan portfolio’s credit risk profile by internally assigned grade and class of receivable as of the dates indicated:

	September 30, 2016
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Substandard	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$1,063,261	$17,020	$17,962	$927	$1,099,170
Commercial real estate	1,963,885	24,464	61,083	5,138	2,054,570
Construction and land	82,046	12,828	3,598	224	98,696
Residential	2,301,622	—	5,408	9,060	2,316,090
Home equity	120,194	—	—	1,075	121,269
Consumer and other	179,634	—	2	67	179,703
Total	$5,710,642	$54,312	$88,053	$16,491	$5,869,498

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
The following tables present, by class of receivable, the balance of impaired loans with and without a related allowance, the associated allowance for those impaired loans with a related allowance, and the total unpaid principal on impaired loans:

	As of and for the three and nine months ended September 30, 2016
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	QTD Average Recorded Investment	YTD Average Recorded Investment	QTD Interest Income Recognized while Impaired	YTD Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$11,742	$13,874	n/a	$10,774	$6,325	$98	$169
Commercial real estate	5,966	11,148	n/a	7,288	9,672	332	874
Construction and land	224	548	n/a	400	1,332	48	48
Residential	6,472	6,832	n/a	7,345	7,345	59	173
Home equity	—	—	n/a	—	—	—	—
Consumer and other	—	—	n/a	—	—	—	—
Subtotal	24,404	32,402	n/a	25,807	24,674	537	1,264
With an allowance recorded:
Commercial and industrial	37	37	$22	37	33	—	1
Commercial real estate	7,164	7,593	593	7,194	7,259	79	237
Construction and land	—	—	—	—	660	—	—
Residential	6,877	6,877	701	5,977	5,994	36	115
Home equity	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—
Subtotal	14,078	14,507	1,316	13,208	13,946	115	353
Total:
Commercial and industrial	11,779	13,911	22	10,811	6,358	98	170
Commercial real estate	13,130	18,741	593	14,482	16,931	411	1,111
Construction and land	224	548	—	400	1,992	48	48
Residential	13,349	13,709	701	13,322	13,339	95	288
Home equity	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—
Total	$38,482	$46,909	$1,316	$39,015	$38,620	$652	$1,617
_____________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three and nine months ended September 30, 2015
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	QTD Average Recorded Investment	YTD Average Recorded Investment	QTD Interest Income Recognized while Impaired	YTD Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$2,076	$2,369	n/a	$1,954	$1,441	$14	$822
Commercial real estate	15,744	23,696	n/a	17,698	19,140	320	1,286
Construction and land	1,148	2,177	n/a	1,187	3,599	—	92
Residential	10,006	11,409	n/a	9,821	9,573	58	209
Home equity	50	50	n/a	50	50	1	2
Consumer and other	7	7	n/a	257	707	60	61
Subtotal	29,031	39,708	n/a	30,967	34,510	453	2,472
With an allowance recorded:
Commercial and industrial	19	19	$—	441	848	12	66
Commercial real estate	12,262	14,091	1,300	9,818	9,166	82	298
Construction and land	2,200	2,356	172	2,200	2,200	—	—
Residential	6,254	6,254	1,185	6,908	7,110	43	143
Home equity	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—
Subtotal	20,735	22,720	2,657	19,367	19,324	137	507
Total:
Commercial and industrial	2,095	2,388	—	2,395	2,289	26	888
Commercial real estate	28,006	37,787	1,300	27,516	28,306	402	1,584
Construction and land	3,348	4,533	172	3,387	5,799	—	92
Residential	16,260	17,663	1,185	16,729	16,683	101	352
Home equity	50	50	—	50	50	1	2
Consumer and other	7	7	—	257	707	60	61
Total	$49,766	$62,428	$2,657	$50,334	$53,834	$590	$2,979
_____________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the year ended December 31, 2015
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$2,259	$2,569	n/a	$1,638	$836
Commercial real estate	12,116	20,113	n/a	17,885	1,494
Construction and land	1,097	2,132	n/a	3,027	92
Residential	7,788	8,576	n/a	9,384	269
Home equity	—	—	n/a	42	2
Consumer and other	—	—	n/a	545	61
Subtotal	23,260	33,390	n/a	32,521	2,754
With an allowance recorded:
Commercial and industrial	15	15	$270	657	66
Commercial real estate	7,346	7,775	713	8,749	385
Construction and land	2,200	2,356	172	2,200	—
Residential	6,351	6,966	474	6,940	186
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Subtotal	15,912	17,112	1,629	18,546	637
Total:
Commercial and industrial	2,274	2,584	270	2,295	902
Commercial real estate	19,462	27,888	713	26,634	1,879
Construction and land	3,297	4,488	172	5,227	92
Residential	14,139	15,542	474	16,324	455
Home equity	—	—	—	42	2
Consumer and other	—	—	—	545	61
Total	$39,172	$50,502	$1,629	$51,067	$3,391
_____________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.
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
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. As of September 30, 2016 and December 31, 2015, TDRs totaled $30.6 million. As of September 30, 2016, $26.1 million of the $30.6 million in TDRs were on accrual status. As of December 31, 2015, $18.6 million of the $30.6 million in TDRs were on accrual status.

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
The following tables present the balance of TDRs that were restructured or defaulted during the periods indicated and the types of concessions granted:

As of and for the three months ended September 30, 2016
	Restructured current quarter			TDRs that defaulted in the current quarter that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
(Dollars in thousands)
Commercial and industrial	—	$—	$—	—	$—
Commercial real estate	—	—	—	1	1,276
Construction and land	—	—	—	—	—
Residential	—	—	—	—	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	—	$—	$—	1	$1,276

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the nine months ended September 30, 2016
	Restructured year to date			TDRs that defaulted year to date that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
	(Dollars in thousands)
Commercial and industrial	3	$7,384	$7,209	—	$—
Commercial real estate	1	1,276	1,276	1	1,276
Construction and land	—	—	—	—	—
Residential	2	260	261	—	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	6	$8,920	$8,746	1	$1,276

	As of and for the nine months ended September 30, 2016
	Extension of term		Temporary rate reduction		Payment deferral		Combination of concessions (1)		Total concessions
	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment
	(Dollars in thousands)
Commercial and industrial	2	$7,209	—	$—	—	$—	1	$—	3	$7,209
Commercial real estate	—	—	—	—	—	—	1	1,276	1	1,276
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential	—	—	2	261	—	—	—	—	2	261
Home equity	—	—	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—	—	—
_____________________

(1)	Combination of concessions includes loans that have had more than one modification, including extension of term, temporary reduction of interest rate, and/or payment deferral.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

As of and for the three months ended September 30, 2015
	Restructured current quarter			TDRs that defaulted in the current quarter that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
(Dollars in thousands)
Commercial and industrial	—	$—	$—	—	$—
Commercial real estate	1	732	720	—	—
Construction and land	—	—	—	—	—
Residential	—	—	—	—	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	1	$732	$720	—	$—

As of and for the three months ended September 30, 2015
	Extension of term		Temporary rate reduction		Payment deferral		Combination of concessions (1)		Total concessions
	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment
(Dollars in thousands)
Commercial and industrial	—	$—	—	$—	—	$—	—	$—	—	$—
Commercial real estate	—	—	—	—	—	—	1	720	1	720
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential	—	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—	—	—
_____________________

(1)	Combination of concessions includes loans that have had more than one modification, including extension of term, temporary reduction of interest rate, and/or payment deferral.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the nine months ended September 30, 2015
	Restructured year to date			TDRs that defaulted year to date that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
	(Dollars in thousands)
Commercial and industrial	1	$1,298	$1,304	—	$—
Commercial real estate	2	4,850	4,838	—	—
Construction and land	—	—	—	—	—
Residential	8	513	516	—	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	11	$6,661	$6,658	—	$—

	As of and for the nine months ended September 30, 2015
	Extension of term		Temporary rate reduction		Payment deferral		Combination of concessions (1)		Total concessions
	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment
	(Dollars in thousands)
Commercial and industrial	—	$—	—	$—	—	$—	1	$1,304	1	$1,304
Commercial real estate	1	4,118	—	—	—	—	1	720	2	4,838
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential	—	—	7	491	1	25	—	—	8	516
Home equity	—	—	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—	—	—
_____________________

(1)	Combination of concessions includes loans that have had more than one modification, including extension of term, temporary reduction of interest rate, and/or payment deferral.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

7.    Allowance for Loan Losses
The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $77.7 million and $78.5 million at September 30, 2016 and December 31, 2015, respectively.
The following tables present a summary of the changes in the allowance for loan losses for the periods indicated:

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
Allowance for loan losses, beginning of period:
Commercial and industrial	$13,246	$14,621	$15,814	$14,114
Commercial real estate	45,507	44,133	44,215	43,854
Construction and land	4,740	5,418	6,322	4,041
Residential	10,752	10,394	10,544	10,374
Home equity	1,139	1,024	1,085	1,003
Consumer and other	369	528	520	382
Unallocated (1)	—	2,133	—	2,070
Total allowance for loan losses, beginning of period	75,753	78,251	78,500	75,838
Provision/ (credit) for loan losses:
Commercial and industrial	859	(432)	(977)	(2,209)
Commercial real estate	1,038	2,170	(1,612)	904
Construction and land	(2,086)	649	(3,895)	883
Residential	103	399	808	419
Home equity	(62)	(45)	(8)	(24)
Consumer and other	10	(4)	(122)	201
Unallocated	—	(137)	—	(74)
Total provision/(credit) for loan losses	(138)	2,600	(5,806)	100
Loans charged-off:
Commercial and industrial	(285)	(250)	(2,393)	(253)
Commercial real estate	—	(1,400)	—	(1,400)
Construction and land	—	—	(400)	—
Residential	—	(264)	(501)	(313)
Home equity	—	—	—	—
Consumer and other	(52)	(6)	(78)	(66)
Total charge-offs	(337)	(1,920)	(3,372)	(2,032)
Recoveries on loans previously charged-off:
Commercial and industrial	81	79	1,457	2,366
Commercial real estate	1,767	221	5,709	1,766
Construction and land	490	15	1,117	1,158
Residential	49	—	53	49
Home equity	—	—	—	—
Consumer and other	4	—	11	1
Total recoveries	2,391	315	8,347	5,340

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
Allowance for loan losses at end of period:
Commercial and industrial	13,901	14,018	13,901	14,018
Commercial real estate	48,312	45,124	48,312	45,124
Construction and land	3,144	6,082	3,144	6,082
Residential	10,904	10,529	10,904	10,529
Home equity	1,077	979	1,077	979
Consumer and other	331	518	331	518
Unallocated (1)	—	1,996	—	1,996
Total allowance for loan losses at end of period	$77,669	$79,246	$77,669	$79,246
_____________________

(1)	As of December 31, 2015, the unallocated reserve was allocated to the qualitative factors as part of the general reserves (ASC 450).
The following tables present the Company’s allowance for loan losses and loan portfolio at September 30, 2016 and December 31, 2015 by portfolio segment, disaggregated by method of impairment analysis. The Company had no loans acquired with deteriorated credit quality at September 30, 2016 or December 31, 2015.

	September 30, 2016
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses
	(In thousands)
Commercial and industrial	$11,779	$22	$1,087,391	$13,879	$1,099,170	$13,901
Commercial real estate	13,130	593	2,041,440	47,719	2,054,570	48,312
Construction and land	224	—	98,472	3,144	98,696	3,144
Residential	13,349	701	2,302,741	10,203	2,316,090	10,904
Home equity	—	—	121,269	1,077	121,269	1,077
Consumer	—	—	179,703	331	179,703	331
Total	$38,482	$1,316	$5,831,016	$76,353	$5,869,498	$77,669

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2015
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses
	(In thousands)
Commercial and industrial	$2,274	$270	$1,109,281	$15,544	$1,111,555	$15,814
Commercial real estate	19,462	713	1,894,672	43,502	1,914,134	44,215
Construction and land	3,297	172	180,137	6,150	183,434	6,322
Residential	14,139	474	2,215,401	10,070	2,229,540	10,544
Home equity	—	—	119,828	1,085	119,828	1,085
Consumer	—	—	160,721	520	160,721	520
Total	$39,172	$1,629	$5,680,040	$76,871	$5,719,212	$78,500

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
The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2016 and December 31, 2015:

	September 30, 2016				December 31, 2015
	Asset derivatives		Liability derivatives		Asset derivatives		Liability derivatives
	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$(2,542)	Other assets	$—	Other liabilities	$(1,907)
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	29,198	Other liabilities	(30,257)	Other assets	7,960	Other liabilities	(8,084)
Risk participation agreements	Other assets	40	Other liabilities	(30)	Other assets	—	Other liabilities	(11)
Total		$29,238		$(32,829)		$7,960		$(10,002)
_____________________

(1)	For additional details, see Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements-Note 5: Fair Value Measurements.”

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the effect of the Company’s derivative financial instruments in the consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015:

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion) (1)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)
	three months ended September 30,			three months ended September 30,
	2016	2015		2016	2015
(In thousands)
Interest rate products	$663	$(1,896)	Interest expense	$(405)	$(1,026)
Total	$663	$(1,896)		$(405)	$(1,026)
_____________________

(1)
There was an additional $(19) thousand related to the ineffective portion for the three months ended as of September 30, 2016 and no ineffective portion for the three months ended as of September 30, 2015.

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion) (1)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)
	nine months ended September 30,			nine months ended September 30,
	2016	2015		2016	2015
(In thousands)
Interest rate products	$(1,928)	$(3,629)	Interest expense	$(1,319)	$(3,066)
Total	$(1,928)	$(3,629)		$(1,319)	$(3,066)
_____________________

(1)
There was an additional $26 thousand related to the ineffective portion for the nine months ended as of September 30, 2016 and no ineffective portion for the nine months ended as of September 30, 2015.

The following table presents the components of the Company’s accumulated other comprehensive income/ (loss) related to the derivatives for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
Accumulated other comprehensive income/ (loss) on cash flow hedges, balance at beginning of period	$(2,109)	$(1,756)	$(1,123)	$(1,923)
Net change in unrealized gain/ (loss) on cash flow hedges	628	(521)	(358)	(354)
Accumulated other comprehensive income/ (loss) on cash flow hedges, balance at end of period	$(1,481)	$(2,277)	$(1,481)	$(2,277)
The Bank has agreements with its derivative counterparties that contain provisions where, if the Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Bank could also be declared in default on its derivative obligations. The Bank was in compliance with these provisions as of September 30, 2016 and December 31, 2015.
The Bank also has agreements with certain of its derivative counterparties that contain provisions where, if the Bank fails to maintain its status as a well- or adequately-capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations under the agreements. The Bank was in compliance with these provisions as of September 30, 2016 and December 31, 2015.
Certain of the Bank’s agreements with its derivative counterparties contain provisions where if specified events or conditions occur that materially change the Bank’s creditworthiness in an adverse manner, the Bank may be required to fully collateralize its obligations under the derivative instruments. The Bank was in compliance with these provisions as of September 30, 2016 and December 31, 2015.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

As of September 30, 2016 and December 31, 2015, the termination amounts related to collateral determinations of derivatives in a liability position were $32.7 million and $9.7 million, respectively. The Company has minimum collateral posting thresholds with its derivative counterparties and pledged securities with market values of $36.2 million and $9.8 million, respectively, as of September 30, 2016 and December 31, 2015, against its obligations under these agreements. In addition, as of December 31, 2015, the Company had posted cash collateral of $2.0 million against its obligations under these agreements. The collateral posted is typically greater than the current liability position. However, due to timing of liability position changes at period end, the funding of a collateral shortfall may take place shortly following period end.
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
The Company uses the “Hypothetical Derivative Method” described in ASC 815, Derivatives and Hedging (“ASC 815”), for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (“OCI”) (outside of earnings) and subsequently reclassified to earnings in interest and dividend income when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of operations as part of fees and other income. There was an immaterial amount of hedge ineffectiveness during the three and nine months ended September 30, 2016 and no hedge ineffectiveness during the three and nine months ended September 30, 2015. The Company monitors the risk of counterparty default on an ongoing basis.
A portion of the balance reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are made or received on the Company’s interest rate swaps. During the next twelve months, the Company estimates that $1.3 million will be reclassified as an increase in interest expense.
Non-designated Hedges
Derivatives not designated as hedges are not speculative and result from two different services the Bank provides to qualified commercial clients. The Bank offers certain derivative products directly to such clients. The Bank economically hedges derivative transactions executed with commercial clients by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of these programs are not designated in ASC 815-qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset through earnings. The net effect on earnings is primarily driven by changes in the credit valuation adjustment (“CVA”). The CVA represents the dollar amount of fair value adjustment related to nonperfomance risk of both the Bank and its counterparties. Fees earned in connection with the execution of derivatives related to this program are recognized in the consolidated statement of operations in other income. As of September 30, 2016 and December 31, 2015, the Bank had 130 and 76 derivatives, respectively, related to this program, comprised of interest rate swaps and caps, with an aggregate notional amount of $1.0 billion and $475.3 million, respectively. There were no foreign currency exchange contracts outstanding related to this program as of both September 30, 2016 and December 31, 2015.
In addition, as a participant lender, the Bank has guaranteed performance on the pro-rated portion of two swaps executed by other financial institutions. As the participant lender, the Bank is providing a partial guarantee, but is not a direct party to the related swap transactions. The Bank has no obligations under the risk participation agreements unless the borrower defaults on their swap transaction with the lead bank and the swap is in a liability position to the borrower. In that instance, the Bank has agreed to pay the lead bank a portion of the swap’s termination value at the time of the default. The derivative transactions entered into as part of these agreements are not designated, as per ASC 815, as qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. The pro-rated notional amount of these risk participation transactions was $13.3 million as of September 30, 2016 and $8.3 million as of December 31, 2015.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The Bank has also participated out to another financial institution a pro-rated portion of two swaps executed by the Bank. The other financial institution has no obligations under the risk participation agreements unless the borrowers default on their swap transactions with the Bank and the swaps are in liability positions to the borrower. In those instances, the other financial institution has agreed to pay the Bank a portion of the swap’s termination value at the time of the default. The derivative transactions entered into as part of these agreements are not designated, as per ASC 815, as qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. The pro-rated notional amount of these risk participation transactions was $6.1 million as of September 30, 2016. There were no risk participation agreements participated out as of December 31, 2015.
The following table presents the effect of the Bank’s derivative financial instruments not designated as hedging instruments in the consolidated statement of operations for the three and nine months ended September 30, 2016 and 2015.

		Amount of gain or (loss), net, recognized in income on derivatives
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivatives	Three months ended September 30,		Nine months ended September 30,
		2016	2015	2016	2015
		(In thousands)
Interest rate products	Other income/ (expense)	$1,224	$(346)	$(935)	$(45)
Risk participation agreements	Other income/ (expense)	(7)	(8)	6	37
Total		$1,217	$(354)	$(929)	$(8)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

9.    Income Taxes
The following table presents the components of income tax expense for continuing operations, discontinued operations, noncontrolling interests and the Company:

	Nine months ended September 30,
	2016	2015
	(In thousands)
Income from continuing operations:
Income before income taxes	$76,444	$73,207
Income tax expense	23,716	24,754
Net income from continuing operations	$52,728	$48,453
Effective tax rate, continuing operations	31.0%	33.8%

Income from discontinued operations:
Income before income taxes	$7,432	$8,790
Income tax expense	3,075	3,834
Net income from discontinued operations	$4,357	$4,956
Effective tax rate, discontinued operations	41.4%	43.6%

Less: Income attributable to noncontrolling interests:
Income before income taxes	$3,010	$3,486
Income tax expense	—	—
Net income attributable to noncontrolling interests	$3,010	$3,486
Effective tax rate, noncontrolling interests	—%	—%

Income attributable to the Company
Income before income taxes	$80,866	$78,511
Income tax expense	26,791	28,588
Net income attributable to the Company	$54,075	$49,923
Effective tax rate attributable to the Company	33.1%	36.4%
The effective tax rate for continuing operations for the nine months ended September 30, 2016 of 31.0%, with related tax expense of $23.7 million, was calculated based on a projected 2016 annual effective tax rate. The effective tax rate was less than the statutory rate of 35% due primarily to earnings from tax-exempt investments, income tax credits, and income attributable to noncontrolling interests. These items were partially offset by state and local income taxes.
The effective tax rate for continuing operations for the nine months ended September 30, 2015 of 33.8%, with related tax expense of $24.8 million, was calculated based on a projected 2015 annual effective tax rate. The effective tax rate was less than the statutory rate of 35% due primarily to earnings from tax-exempt investments, income tax credits, and income attributable to noncontrolling interests. These items were partially offset by state and local income taxes and an out-of-period adjustment related to non-deductible executive compensation, as described in more detail below.
The effective tax rate for continuing operations for the nine months ended September 30, 2016 is lower than the effective tax rate for the same period in 2015 due primarily to an out-of-period adjustment recorded during the third quarter of 2015. The Company reevaluated its executive compensation plans during the third quarter of 2015 and discovered that certain executive compensation that was previously treated as fully deductible was non-deductible. The correction resulted in $1.8 million of additional tax expense that was related to prior years. After evaluating the quantitative and qualitative aspects of the correction, the Company determined that previously issued quarterly and annual consolidated financial statements were not materially misstated and, as a result, recorded the correction in the third quarter of 2015.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

10.    Noncontrolling Interests
At the Company, noncontrolling interests typically consist of equity owned by management of the Company’s respective majority-owned affiliates. Net income attributable to noncontrolling interests in the consolidated statements of operations represents the net income allocated to the noncontrolling interest owners of the affiliates. Net income allocated to the noncontrolling interest owners was $1.1 million and $1.0 million for the three month periods ended September 30, 2016 and 2015, respectively, and $3.0 million and $3.5 million for the nine month periods ended September 30, 2016 and 2015, respectively.
On the consolidated balance sheets, noncontrolling interests are included as the sum of the capital and undistributed profits allocated to the noncontrolling interest owners. Typically, this balance is included in a company’s permanent shareholders’ equity in the consolidated balance sheets. When the noncontrolling interest owners’ rights include certain redemption features, as described in ASC 480, Distinguishing Liabilities from Equity, such redeemable noncontrolling interests are classified as mezzanine equity and are not included in permanent shareholders’ equity. Due to the redemption features of the noncontrolling interests, the Company had redeemable noncontrolling interests held in mezzanine equity in the accompanying consolidated balance sheets of $16.2 million and $18.1 million at September 30, 2016 and December 31, 2015, respectively. The aggregate amount of such redeemable noncontrolling equity interests are recorded at the estimated maximum redemption values. In addition, the Company had $3.8 million and $3.4 million in noncontrolling interests included in permanent shareholder’s equity at September 30, 2016 and December 31, 2015, respectively.
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
The following table presents, by affiliate, the noncontrolling interests included as redeemable noncontrolling interests and noncontrolling interests in mezzanine and permanent equity, respectively, at the periods indicated:

	September 30, 2016	December 31, 2015
	(In thousands)
Anchor	$10,820	$11,907
BOS	6,673	6,744
DGHM (1)	2,488	2,830
Total	$19,981	$21,481
Redeemable noncontrolling interests	$16,199	$18,088
Noncontrolling interests	$3,782	$3,393
_____________________
(1)    Only includes redeemable noncontrolling interests.
The following tables present a rollforward of the Company’s redeemable noncontrolling interests and noncontrolling interests for the periods indicated:

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended		Nine months ended
	September 30, 2016		September 30, 2016
	Redeemable noncontrolling interests	Noncontrolling interests	Redeemable noncontrolling interests	Noncontrolling interests
	(In thousands)
Noncontrolling interests at beginning of period	$15,843	$3,379	$18,088	$3,393
Net income attributable to noncontrolling interests	821	289	2,308	702
Distributions	(809)	(252)	(2,213)	(692)
Purchases/ (sales) of ownership interests	—	—	(766)	(18)
Amortization of equity compensation	115	237	302	501
Adjustments to fair value	229	129	(1,520)	(104)
Noncontrolling interests at end of period	$16,199	$3,782	$16,199	$3,782

	Three months ended		Nine months ended
	September 30, 2015		September 30, 2015
	Redeemable noncontrolling interests	Noncontrolling interests	Redeemable noncontrolling interests	Noncontrolling interests
	(In thousands)
Noncontrolling interests at beginning of period	$19,200	$2,896	$20,905	$386
Net income attributable to noncontrolling interests	784	210	2,848	638
Distributions	(819)	(93)	(2,972)	(345)
Purchases/ (sales) of ownership interests	—	—	(1,503)	419
Transfers of ownership interests from mezzanine to permanent equity	—	—	(1,652)	1,652
Amortization of equity compensation	—	118	—	354
Adjustments to fair value	(908)	13	631	40
Noncontrolling interests at end of period	$18,257	$3,144	$18,257	$3,144

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

11.    Accumulated Other Comprehensive Income
The following table presents a summary of the amounts reclassified from accumulated other comprehensive income/ (loss) for the three and nine months ended September 30, 2016 and 2015:

Description of component of accumulated other comprehensive income/ (loss)	Three months ended September 30,		Nine months ended September 30,		Affected line item in Statement of Operations
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Adjustment for realized gains/ (losses) on available-for-sale securities, net:
Pre-tax	$273	$5	$519	$21	Gain on sale of investments, net
Tax expense/ (benefit)	101	2	189	9	Income tax expense
Net	$172	$3	$330	$12	Net income attributable to the Company
Net realized gain/ (loss) on cash flow hedges:
Hedge related to junior subordinated debentures:
Pre-tax	$—	$(477)	$—	$(1,421)	Interest expense on junior subordinated debentures
Tax expense/ (benefit)	—	(204)	—	(608)	Income tax expense
Net	$—	$(273)	$—	$(813)	Net income attributable to the Company
Hedges related to deposits:
Pre-tax	$(405)	$(549)	$(1,319)	$(1,645)	Interest expense on deposits
Pre-tax	(19)	—	26	—	Other income
Tax expense/ (benefit)	(175)	(225)	(532)	(677)	Income tax expense
Net	$(249)	$(324)	$(761)	$(968)	Net income attributable to the Company
Total reclassifications for the period, net of tax	$(77)	$(594)	$(431)	$(1,769)

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
In the first and second quarters of 2016, the Company incurred additional costs of $1.1 million and $0.9 million, respectively, in continued refinement of the management structure within the Wealth Management and Trust segment. The Company does not anticipate any additional restructuring costs related to this plan as of the date of this filing.
Restructuring expenses incurred since the plan of restructuring was first implemented in 2014 totaled $6.4 million, all within the Wealth Management and Trust segment.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents a summary of the restructuring activity for the three and nine months ended September 30, 2016 and 2015:

	Severance Charges	Other Associated Charges	Total
	(In thousands)
Accrued charges at December 31, 2015	$3,305	$—	$3,305
Costs incurred	1,112	—	1,112
Costs paid	(849)	—	(849)
Accrued charges at March 31, 2016	3,568	—	3,568
Costs incurred	905	—	905
Costs paid	(1,214)	—	(1,214)
Accrued charges at June 30, 2016	3,259	—	3,259
Costs incurred	—	—	—
Costs paid	(552)	—	(552)
Accrued charges at September 30, 2016	$2,707	$—	$2,707

Accrued charges at December 31, 2014	$739	$—	$739
Costs incurred	—	—	—
Costs paid	(489)	—	(489)
Accrued charges at March 31, 2015	250	—	250
Costs incurred	220	—	220
Costs paid	(81)	—	(81)
Accrued charges at June 30, 2015	389	—	389
Costs incurred	1,214	290	1,504
Costs paid	(125)	(290)	(415)
Accrued charges at September 30, 2015	$1,478	$—	$1,478

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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”). This update is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company does not expect that this ASU will have a significant impact on its consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As of and for the three and nine months ended September 30, 2016
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

Executive Summary
Boston Private Financial Holdings, Inc. offers a wide range of wealth management and private banking services to high net worth individuals, families, businesses and select institutions through its four reportable segments: Private Banking, Wealth Management and Trust, Investment Management, and Wealth Advisory. This Executive Summary provides an overview of the most significant aspects of our operating segments and the Company’s operations in the third quarter of 2016. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

	As of and for the three months ended September 30,
	2016	2015	$ Change	% Change
	(In thousands, except per share data)
Total revenues	$89,883	$85,919	$3,964	5%
Provision/ (credit) for loan losses	(138)	2,600	(2,738)	nm
Total operating expense	61,670	61,929	(259)	—%
Net income from continuing operations	19,699	13,208	6,491	49%
Net income attributable to noncontrolling interests	1,110	994	116	12%
Net income attributable to the Company	19,636	13,530	6,106	45%
Diluted earnings per share:
From continuing operations	$0.21	$0.15	$0.06	40%
From discontinued operations	$0.01	$0.01	$—	—%
Total attributable to common shareholders	$0.22	$0.16	$0.06	38%

ASSETS UNDER MANAGEMENT AND ADVISORY:
Wealth Management and Trust	$7,334,000	$8,060,000	$(726,000)	(9)%
Investment Managers	10,176,000	9,830,000	346,000	4%
Wealth Advisory	10,028,000	9,537,000	491,000	5%
Less: Inter-company Relationship	(11,000)	(21,000)	10,000	(48)%
Total Assets Under Management and Advisory	$27,527,000	$27,406,000	$121,000	—%
_____________________
nm     not meaningful
Net income attributable to the Company was $19.6 million for the three months ended September 30, 2016 and $13.5 million for the same period in 2015. The Company recognized diluted earnings per share of $0.22 and $0.16 for the three month periods ended September 30, 2016 and 2015, respectively.
Key items that affected the Company’s results in the third quarter of 2016 compared to the same period of 2015 include:

▪
The Company recorded a $0.1 million credit to the provision for loan losses for the three months ended September 30, 2016, compared to a provision for loan losses of $2.6 million for the same period of 2015. The credit to the provision for the three months ended September 30, 2016 was primarily due to decreases in loss factors, and net recoveries of $2.1 million, offset by an increase in criticized loans and loan growth.

▪
Fees and other income increased 1% to $40.0 million for the three months ended September 30, 2016, compared to $39.4 million for the same period of 2015. This increase was driven by banking fee revenue and a gain on the fair value of derivative instruments, partially offset by a 13% decrease in wealth management and trust fees, and a 6% decrease in investment management fees. Total fees and other income represents 45% of total revenue for the three months ended September 30, 2016, compared to 46% of total revenue for the same period of 2015.

▪
Operating expenses remained relatively flat at $61.7 million for the three months ended September 30, 2016, compared to $61.9 million for the same period of 2015. Increases in salaries and employee benefits, occupancy and equipment, and contract services and data processing were offset by decreases in professional services, marketing and business development, and other expenses. Additionally, the Company incurred no restructuring expense during the three months ended September 30, 2016, compared to $1.5 million during the same period in 2015 related to the Wealth Management and Trust segment.
The Company’s Private Banking segment reported net income attributable to the Company of $17.4 million in the third quarter of 2016, compared to net income attributable to the Company of $13.8 million for the same period of 2015. The $3.6 million, or 26%, increase was a result of the increase in net interest income, the credit to the provision for loan losses, and the market value adjustment on derivatives for the three months ended September 30, 2016, partially offset by increased operating expenses, particularly salaries and employee benefits.
The Company’s Wealth Management and Trust segment reported a net loss attributable to the Company of $0.8 million in both the third quarters of 2016 and 2015. The 2016 loss was the result of decreased revenue due to the decrease in AUM during the previous twelve months. Wealth management and trust fee revenue decreased $1.6 million as compared to the same period in 2015. Additionally, $0.5 million of other income recorded in the third quarter of 2015 related to the reversal of a portion of the contingent earnout for Banyan that will not repeated in 2016 or in future periods. The revenue decrease was partially offset by decreased operating expenses, primarily due to the lack of restructuring expenses in the third quarter of 2016 and which were $1.5 million in the third quarter of 2015. Wealth Management and Trust AUM decreased $0.7 billion, or 9%, to $7.3 billion at September 30, 2016 from $8.1 billion at September 30, 2015. The decrease in AUM is due to net outflows for the twelve months ending September 30, 2016 of $0.8 billion and disposed AUM of $0.5 billion, partially offset by positive market action of $0.6 billion.
The Company’s Investment Management segment reported net income attributable to the Company of $1.3 million in the third quarter of 2016, compared to net income attributable to the Company of $1.5 million for the same period of 2015. The 10% decrease was due primarily to a 6% decrease in revenue, partially offset by an 4% decrease in operating expenses. The decrease in operating expenses was primarily due to decreased variable and incentive compensation, decreased intangible amortization expense, and decreased business development expense. Most fee-based revenue is determined based on beginning-of-period AUM data. Investment Management AUM increased $0.3 billion, or 4%, to $10.2 billion at September 30, 2016 from $9.8 billion at September 30, 2015, primarily due to positive market action of $1.3 billion for the twelve months ending September 30, 2016, partially offset by net outflows of $1.0 billion.
The Company’s Wealth Advisory segment reported net income attributable to the Company of $1.8 million in the third quarter of 2016, compared to net income attributable to the Company of $1.6 million for the same period of 2015. The 15% increase was due to a 2% increase in wealth advisory fee revenue and a 4% decrease in operating expenses, primarily due to decreased marketing and business development expense. Wealth Advisory AUM increased $0.5 billion, or 5%, to $10.0 billion at September 30, 2016 from $9.5 billion at September 30, 2015, primarily due to positive market action of $0.6 billion for the twelve months ending September 30, 2016, partially offset by net outflows of $0.1 billion.

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

Financial Condition

Condensed Consolidated Balance Sheets and Discussion

	September 30, 2016	December 31, 2015	Increase/ (decrease)	% Change
	(In thousands)
Assets:
Total cash and investments	$1,452,174	$1,474,737	$(22,563)	(2)%
Loans held for sale	5,316	8,072	(2,756)	(34)%
Total loans	5,869,498	5,719,212	150,286	3%
Less: Allowance for loan losses	77,669	78,500	(831)	(1)%
Net loans	5,791,829	5,640,712	151,117	3%
Goodwill and intangible assets, net	180,349	185,089	(4,740)	(3)%
Total other assets	251,882	233,898	17,984	8%
Total assets	$7,681,550	$7,542,508	$139,042	2%
Liabilities and Equity:
Deposits	$5,812,243	$6,040,437	$(228,194)	(4)%
Deposits held for sale	105,788	—	105,788	nm
Total borrowings	831,510	625,902	205,608	33%
Total other liabilities	134,322	111,468	22,854	21%
Total liabilities	6,883,863	6,777,807	106,056	2%
Redeemable Noncontrolling Interests (“RNCI”)	16,199	18,088	(1,889)	(10)%
Total shareholders’ equity	781,488	746,613	34,875	5%
Total liabilities, RNCI and shareholders’ equity	$7,681,550	$7,542,508	$139,042	2%
_____________________
nm     not meaningful
Total Assets. Total assets increased 2% to $7.7 billion at September 30, 2016 from $7.5 billion at December 31, 2015. This increase was due primarily to increases in total loans and investments.
Cash and Investments. Total cash and investments (consisting of cash and cash equivalents, investment securities, and stock in the FHLBs) decreased $22.6 million, or 2%, to $1.5 billion, or 19% of total assets at September 30, 2016 from $1.5 billion, or 20% of total assets, at December 31, 2015. The decrease was due to the $171.1 million, or 72%, decrease in cash and cash equivalents, and the $17.5 million, or 15%, decrease in held-to-maturity investments, partially offset by the $165.1 million, or 15%, increase in available-for-sale investment securities. The change in cash and cash equivalents is the net result of short-term fluctuations in liquidity due to changes in levels of deposits, borrowings and loans outstanding.
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
Investment maturities, calls, principal payments, and sales of securities from the Company’s available-for-sale investment portfolio provided $190.1 million of cash proceeds during the nine months ended September 30, 2016. The timing of sales and reinvestments is based on various factors, including management’s evaluation of interest rate trends, the credit risk of municipal securities and the Company’s liquidity. The Company’s available-for-sale investment portfolio carried a total of $22.4 million of unrealized gains and $1.8 million of unrealized losses at September 30, 2016, compared to $7.6 million of unrealized gains and $7.2 million of unrealized losses at December 31, 2015.
No impairment losses were recognized through earnings related to investment securities during the nine months ended September 30, 2016 and 2015. The total amount of unrealized losses was primarily due to changes in interest rates since the securities were purchased. At September 30, 2016, the Company had no intent to sell any securities in an unrealized loss position at that date and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized losses.
See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 4: Investments” for further details of the Company’s investment securities.
Loans held for sale. Loans held for sale decreased $2.8 million, or 34%, to $5.3 million at September 30, 2016 from $8.1 million at December 31, 2015. The balance of loans held for sale is usually related to the timing and volume of residential loans originated for sale and the ultimate sale transaction, which is typically executed within a short time following the loan origination.
Goodwill and intangible assets, net. Goodwill and intangible assets decreased $4.7 million, or 3%, to $180.3 million at September 30, 2016 from $185.1 million at December 31, 2015. The decrease was due to amortization of intangible assets.
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
The October 31, 2015 fair values for Anchor and Boston Private Wealth were determined based on their actual and forecasted earnings as well as market comparisons for these types of firms. The Company has monitored changes in the assumptions and inputs in the valuation models, such as AUM, discount rates, and actual and forecasted earnings for indications of a triggering event that would have required the immediate testing for goodwill impairment. The Company concluded that no triggering event occurred since the last testing date that would have required interim goodwill impairment testing.
Although the Company concluded that no triggering events occurred since the last testing date, both Anchor and Boston Private Wealth’s actual results were unfavorable as compared to the assumptions used in the October 31, 2015 valuation. Anchor’s AUM net outflows were higher than forecasted although the positive market impact was also higher than forecasted which offset the increased outflows. Boston Private Wealth’s net outflows were significantly higher than forecast although the positive market impact helped offset some of the outflows it was not enough to offset the negative flows. As a result of the decline in AUM, Boston Private Wealth’s financial results have been unfavorable as compared to was forecasted in the October 31, 2015 valuation.
The Company will again be performing its annual goodwill impairment testing in the fourth quarter. The Company will take into consideration partial fourth quarter results as well as changes in market conditions for both Anchor and Boston Private Wealth in preparing the forecasts used in the 2016 impairment testing.
Total other assets. Total other assets, as presented in the table above, consists of the following line items from the consolidated balance sheet: other real estate owned (“OREO”), premises and equipment, fees receivable, accrued interest receivable, deferred income taxes, net, and other assets. Total other assets increased $18.0 million, or 8%, to $251.9 million at September 30, 2016 from $233.9 million at December 31, 2015. The increase was the result of increases in other assets partially offset by a decrease in deferred income taxes, net.
Other assets, which consist primarily of bank-owned life insurance (“BOLI”), prepaid expenses, investments in partnerships, the fair value of interest rate derivatives, and other receivables, increased $28.2 million, or 23%, to $149.4 million at September 30, 2016 from $121.2 million at December 31, 2015. The increase was primarily due to an increase in the fair value of non-hedging derivative instruments and an increase in partnership investments, and partially offset by a decrease in accounts receivable.
Deferred income taxes, net, decreased $12.4 million, or 24%, to $39.3 million at September 30, 2016 from $51.7 million at December 31, 2015. The decrease was primarily due to current year deferred tax expense and the current year tax effect of other comprehensive income. At September 30, 2016, no valuation allowance on the net deferred tax asset was required, other than for capital losses, based upon the ability to generate future taxable income as well as the availability of current and historical taxable income.
Deposits. Total deposits decreased $228.2 million, or 4%, to $5.8 billion, at September 30, 2016 from $6.0 billion at December 31, 2015. At September 30, 2016, the Company classified $105.8 million of deposits as held for sale related to the announced sale of two offices in Southern California. Deposit balances also decreased during the first nine months of 2016 due to lower money markets, certificates of deposit, and NOW deposits. Deposit levels can fluctuate from quarter to quarter as a result of large short-term transactions by commercial clients. Seasonality can also affect the deposit balances.
The following table presents the composition of the Company’s deposits at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Balance	as a % of total	Balance	as a % of total
	(In thousands)
Demand deposits (noninterest-bearing)	$1,770,631	30%	$1,689,604	28%
NOW (1)	556,096	10%	588,337	10%
Savings	74,866	1%	72,336	1%
Money market (1)	2,879,952	50%	3,105,172	51%
Certificates of deposit under $100,000 (1)	180,000	3%	173,011	3%
Certificates of deposit of $100,000 or greater	350,698	6%	411,977	7%
Total deposits (2)	$5,812,243	100%	$6,040,437	100%
_____________________

(1)	Includes brokered deposits.

(2)	Excludes deposits held for sale at September 30, 2016.
Borrowings. Total borrowings (consisting of securities sold under agreements to repurchase, federal funds purchased, if any, FHLB borrowings, and junior subordinated debentures) increased $205.6 million, or 33%, to $831.5 million at September 30, 2016 from $625.9 million at December 31, 2015. Repurchase agreements increased $19.3 million, or 33%, to $77.5 million at September 30, 2016 from $58.2 million at December 31, 2015. Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature. Federal funds purchased increased to $125.0 million at September 30, 2016 compared to none outstanding at December 31, 2015. From time to time, the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. FHLB borrowings increased $61.4 million, or 13%, to $522.7 million at September 30, 2016 from $461.3 million at December 31, 2015. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth and to manage interest rate risk, but can also be used as an additional source of liquidity for the Bank. Junior subordinated debentures remained flat at $106.4 million.
Total other liabilities. Total other liabilities, which consist primarily of accrued interest, accrued bonus, the fair value of interest rate derivatives, and other accrued expenses, increased $22.9 million, or 21%, to $134.3 million at September 30, 2016 from $111.5 million at December 31, 2015. The increase was primarily due to increases in the fair value of derivative liability instruments. These increases were partially offset by decreases in accrued expenses, particularly accrued compensation, bonuses and employee benefits, as well as decreases in federal income tax payable.

Loan Portfolio and Credit Quality
Loans. Total portfolio loans increased $150.3 million, or 3%, to $5.9 billion, or 76%, of total assets as of September 30, 2016, compared to $5.7 billion, or 76%, of total assets as of December 31, 2015. Increases were recorded in commercial real estate loans of $140.4 million, or 7%, residential loans of $86.6 million, or 4%, and home equity and other consumer loans of $20.4 million, or 7%, partially offset by decreases in construction and land loans of $84.7 million, or 46%, and commercial and industrial loans of $12.4 million, or 1%.

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
Geographic concentration. The following table presents the Company’s outstanding loan balance concentrations at September 30, 2016 based on the location of the regional offices to which they are attributed.

	Commercial and Industrial		Commercial Real Estate		Construction and Land		Residential		Home Equity and Other Consumer
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
New England	$856,372	78%	$856,005	42%	$56,268	57%	$1,409,385	61%	$257,732	86%
San Francisco Bay Area	129,302	12%	611,224	30%	26,400	27%	476,986	21%	30,590	10%
Southern California	113,496	10%	587,341	28%	16,028	16%	429,719	18%	12,650	4%
Total	$1,099,170	100%	$2,054,570	100%	$98,696	100%	$2,316,090	100%	$300,972	100%
Allowance for loan losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and totaled $77.7 million and $78.5 million as of September 30, 2016 and December 31, 2015, respectively.
The allowance for loan losses as of September 30, 2016 decreased $0.8 million, or 1%, from December 31, 2015 due to a decline in the loss factors, partially offset by the mix in the loan portfolio and an increase in criticized loans. The allowance for loan losses as a percentage of total loans decreased 5 basis point to 1.32% as of September 30, 2016 from 1.37% as of December 31, 2015. The decrease in the ratio of allowance for loan losses to total loans is due to the combination of the mix in the loan portfolio, loan growth, and the change in the volume and type of criticized loans. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 7: Allowance for Loan Losses” for an analysis of the Company’s allowance for loan losses.
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

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net loans (charged-off)/ recovered:
New England	$1,704	$(1,618)	$834	$(622)
San Francisco Bay Area	318	(57)	4,309	3,514
Southern California	32	70	(168)	416
Total net loans (charged-off)/ recovered	$2,054	$(1,605)	$4,975	$3,308
Net recoveries of $2.1 million were recorded in the third quarter of 2016, compared to $1.6 million of net charge-offs for the same period of 2015. Despite the current year net recoveries on previously charged-off commercial loans (which include construction and land loans, commercial real estate, and commercial and industrial loans), the Company believes that commercial loans represent the greatest risk of loss due to the size and nature of these loans and the related collateral. Local economic and business conditions in the markets where our offices are located have a significant impact on our commercial loan customers and their ability to service their loans. Of the $5.0 million in net recoveries recorded in the first nine months of 2016, $5.7 million related to commercial real estate loans and $0.7 million related to construction and land loans, partially offset by net charge-offs of $0.9 million related to commercial and industrial loans and $0.5 million related to residential loans.
Nonperforming assets. The Company’s nonperforming assets include nonaccrual loans and OREO. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of deeds in lieu of foreclosure. As of September 30, 2016, nonperforming assets totaled $18.3 million, or 0.24% of total assets, a decrease of $9.0 million, or 33%, compared to $27.3 million, or 0.36% of total assets, as of December 31, 2015.
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest in accordance with the contractual terms of the loan agreement is in doubt. Despite a loan having a current payment status, if the Bank has reason to believe it may not collect all principal and interest on the loan in accordance with the related contractual terms, the Bank will generally discontinue the accrual of interest income and will apply any future interest payments received to principal. Of the $16.5 million of loans on nonaccrual status as of September 30, 2016, $7.2 million, or 44%, had a current payment status, $1.7 million, or 10%, were 30-89 days past due, and $7.6 million, or 46%, were 90 days or more past due. Of the $26.6 million of loans on nonaccrual status as of December 31, 2015, $8.0 million, or 30%, had a current payment status, $0.9 million, or 3%, were 30-89 days past due, and $17.7 million, or 67%, were 90 days or more past due.
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
Delinquencies. The past due status of a loan is determined in accordance with its contractual repayment terms. All loan types are reported past due when one scheduled payment is due and unpaid for 30 days or more. Loans 30-89 days past due decreased $8.5 million, or 65%, to $4.6 million as of September 30, 2016 from $13.1 million as of December 31, 2015. Loan delinquencies can be attributed to many factors, such as continuing weakness in, or deteriorating, economic conditions in the region the collateral is located, the loss of a tenant or lower lease rates for commercial borrowers, or the loss of income for consumers and the resulting liquidity impacts on the borrowers. Further deterioration in the credit condition of these delinquent loans could lead to the loans going to nonaccrual status and/or being downgraded. Downgrades would generally result in additional provision for loan losses. Past due loans may be included with accruing substandard loans.
In certain instances, although very infrequently, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans 90 days or more past due, but still accruing, respectively, as of September 30, 2016 and December 31, 2015.
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
Impaired loans individually evaluated for impairment in the allowance for loan losses totaled $38.5 million as of September 30, 2016, a decrease of $0.7 million, or 2%, compared to $39.2 million as of December 31, 2015. As of September 30, 2016, $14.1 million of the individually evaluated impaired loans had $1.3 million in specific reserve allocations. The remaining $24.4 million of individually evaluated impaired loans did not have specific reserve allocations due to the adequacy of collateral, prior charge-offs taken, interest collected and applied to principal, or a combination of these items. As of December 31, 2015, $15.9 million of individually evaluated impaired loans had $1.6 million in specific reserve allocations, and the remaining $23.3 million of individually evaluated impaired loans did not have specific reserve allocations.
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. As of September 30, 2016 and December 31, 2015, TDRs totaled $30.6 million. As of September 30, 2016, $26.1 million of the $30.6 million of TDRs were on accrual status. As of December 31, 2015, $18.6 million of the $30.6 million of TDRs were on accrual status.
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
As of September 30, 2016, the Bank has identified $88.1 million in potential problem loans, an increase of $29.7 million, or 51%, compared to $58.4 million as of December 31, 2015. This increase was primarily due to the downgrade of two commercial real estate loans made to a single borrower in the Southern California region. Numerous factors impact the level of potential problem loans including economic conditions and real estate values. These factors affect the borrower’s liquidity and, in some cases, the borrower’s ability to comply with loan covenants such as debt service coverage. When there is a loss of a major tenant in a commercial real estate building, the appraised value of the building generally declines. Loans may be downgraded when this occurs as a result of the additional risk to the borrower in obtaining a new tenant in a timely manner and negotiating a lease with similar or better terms than the previous tenant. In many cases, these loans are still current and paying as agreed, although future performance may be impacted.

The following table presents a rollforward of nonaccrual loans for the three and nine months ended September 30, 2016 and 2015:

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
Nonaccrual loans, beginning of period	$19,188	$29,891	$26,571	$44,182
Transfers in to nonaccrual status	2,430	8,524	7,566	12,452
Transfers out to OREO	—	—	(1,944)	—
Transfers out to accrual status	(581)	(913)	(1,855)	(3,717)
Charge-offs	(337)	(1,920)	(3,102)	(2,032)
Paid off/ paid down	(4,209)	(4,855)	(10,745)	(20,158)
Nonaccrual loans, end of period	$16,491	$30,727	$16,491	$30,727

The following table presents a summary of credit quality by geography, based on the location of the regional offices:

	September 30, 2016	December 31, 2015
	(In thousands)
Nonaccrual loans:
New England	$11,020	$19,572
San Francisco Bay Area	3,543	4,977
Southern California	1,928	2,022
Total nonaccrual loans	$16,491	$26,571
Loans 30-89 days past due and accruing:
New England	$2,735	$7,118
San Francisco Bay Area	1,018	2,806
Southern California	836	3,170
Total loans 30-89 days past due	$4,589	$13,094
Accruing substandard loans:
New England	$19,748	$22,026
San Francisco Bay Area	19,157	19,990
Southern California	49,148	16,398
Total accruing substandard loans	$88,053	$58,414

The following table presents a summary of credit quality by loan type. The loan type assigned to the credit quality data is based on the purpose of the loan.

	September 30, 2016	December 31, 2015
	(In thousands)
Nonaccrual loans:
Commercial and industrial	$927	$1,019
Commercial real estate	5,138	11,232
Construction and land	224	3,297
Residential	9,060	9,661
Home equity and other consumer	1,142	1,362
Total nonaccrual loans	$16,491	$26,571
Loans 30-89 days past due and accruing:
Commercial and industrial	$1,360	$2,667
Commercial real estate	2,444	2,620
Construction and land	—	—
Residential	663	7,140
Home equity and other consumer	122	667
Total loans 30-89 days past due	$4,589	$13,094
Accruing substandard loans:
Commercial and industrial	$17,962	$11,455
Commercial real estate	61,083	33,705
Construction and land	3,598	4,600
Residential	5,408	6,675
Home equity and other consumer	2	1,979
Total accruing substandard loans	$88,053	$58,414

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
At September 30, 2016, the Company’s cash and cash equivalents amounted to $67.6 million. The Holding Company’s cash and cash equivalents amounted to $53.0 million at September 30, 2016. Management believes that the Holding Company and its affiliates, including the Bank, have adequate liquidity to meet their commitments for the foreseeable future.
Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At both September 30, 2016 and December 31, 2015, consolidated cash and cash equivalents and available-for-sale securities, less securities pledged against current borrowings and derivatives, amounted to $1.2 billion, or 16% of total assets. Future loan growth may depend upon the Company’s ability to continue to grow its core deposit levels. In addition, the Company has access to available borrowings through the FHLB totaling $1.1 billion as of September 30, 2016 compared to $1.2 billion at December 31, 2015. Combined, this liquidity totals $2.3 billion, or 30% of assets and 39% of total deposits, as of September 30, 2016, compared to $2.4 billion, or 31% of assets and 39% of total deposits, at December 31, 2015.

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
Holding Company Liquidity. The Company and some of the Company’s majority-owned affiliates hold put and call options that would require the Company to purchase (and the noncontrolling interest owners of the majority-owned affiliates to sell) the remaining noncontrolling interests in these companies at either a contractually predetermined fair value, a multiple of EBITDA, or fair value, as determined by the respective agreements. At September 30, 2016, the estimated maximum redemption value for these affiliates related to outstanding put options, on an aggregate basis, was $16.2 million, all of which could be redeemed within the next 12 months, under certain circumstances, and is classified on the consolidated balance sheets as RNCI. These put and call options are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data - Note 14: Noncontrolling Interests” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
The Holding Company’s primary sources of funds are dividends from its affiliates and access to the capital and debt markets. The Holding Company recognized $4.4 million in net income from discontinued operations during the nine months ended September 30, 2016 related to a revenue sharing agreement with Westfield Capital Management Company, LLC (“Westfield”). The terms of this revenue sharing agreement are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data - Note 3: Acquisitions, Asset Sales, and Divestitures” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Other than the revenue sharing agreement with Westfield, divestitures are not ongoing sources of funds for the Holding Company. Dividends from the Bank are limited by various regulatory requirements relating to capital adequacy and retained earnings. See Part II. Item 5. “Market for Registrant’s Common Equity, Related Stockholders Matters, and Issuers Purchases of Equity Securities” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for further details.
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
The Company is required to pay interest quarterly on its junior subordinated debentures. The estimated cash outlay for the remaining three months of 2016 for the interest payments is approximately $0.6 million based on the debt outstanding and estimated LIBOR as of the date of this filing.
The Company is required to pay cash dividends quarterly on its Series D preferred stock, issued in April 2013, at 6.95% per annum. The estimated cash outlay for the remaining three months of 2016 for the Series D preferred stock dividend payments is approximately $0.9 million. Although the rate of interest is set in the terms of the preferred stock, the quarterly preferred stock dividend payments are subject to approval by the Company’s board of directors.
The Company presently plans to pay cash dividends on its common stock on a quarterly basis dependent upon a number of factors such as profitability, Holding Company liquidity, and the Company’s capital levels. However, the ultimate declaration of dividends by the board of directors of the Company will depend on consideration of, among other things, recent financial trends and internal forecasts, regulatory limitations, alternative uses of capital deployment, general economic conditions, and regulatory changes to capital requirements. In January 2016, the Company increased its quarterly dividend from $0.09 per share to $0.10 per share. Based on the current dividend rate and estimated shares outstanding, the Company estimates the amount to be paid out in the remaining three months of 2016 for dividends to common shareholders will be approximately $8.2 million. The estimated dividend payments in 2016 could increase or decrease if the Company’s board of directors voted to increase or decrease, respectively, the current dividend rate, and/or the number of shares outstanding changes significantly.
In the first quarter of 2016, the Company’s board of directors approved, and received regulatory non-objection for, a share repurchase program of up to $20 million of the Company’s outstanding common shares. Under the program, shares may be repurchased from time to time in the open market for a two-year period. The Company estimates the dollar amount of common stock to be repurchased in the remaining three months of 2016 will be approximately $3.8 million, although this estimate could vary depending on the price of the Company’s common stock.

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
From time to time, the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. At September 30, 2016, the Bank had unused federal fund lines of credit totaling $465.0 million with correspondent institutions to provide it with immediate access to overnight borrowings, compared to $565.0 million at December 31, 2015. At September 30, 2016, the Bank had $100.0 million of outstanding borrowings under the federal fund lines with these correspondent institutions along with an additional $25.0 million of outstanding borrowings under federal fund lines with the FHLB. At December 31, 2015, the Bank had no outstanding borrowings under these federal fund lines.
The Bank has also negotiated brokered deposit agreements with several institutions that have nationwide distribution capabilities. At September 30, 2016, the Bank had $564.7 million of brokered deposits (net of premiums paid) outstanding under these agreements, compared to $577.4 million at December 31, 2015.
If the Bank is no longer able to utilize the FHLB for borrowing, collateral currently used for FHLB borrowings could be transferred to other facilities such as the Federal Reserve’s discount window. In addition, the Bank could increase its usage of brokered deposits. Other borrowing arrangements may have higher rates than the FHLB would typically charge.

Capital Resources
Total shareholders’ equity at September 30, 2016 was $781.5 million, compared to $746.6 million at December 31, 2015, an increase of $34.9 million, or 5%. The increase in shareholders’ equity was primarily the result of net income and the change in other comprehensive income, partially offset by dividends paid and the repurchase of common stock.
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
Effective January 1, 2015, the Company and the Bank adopted the BASEL III regulatory capital framework. Under BASEL III, the Company and the Bank were required to implement a new risk-weighted capital measure Common Equity Tier I (“CETI”) as well as a phased in capital conservation buffer. In addition, capital requirements for all banking organizations were increased. In order to avoid limitations on distributions, including dividend payments and certain discretionary bonus payments to executive officers, a capital conservation buffer must be held above the minimum risk-based capital requirements. The new rules are phased-in through 2019. The Bank and Company were in compliance with all of the requirements of the capital conservation buffer as of September 30, 2016.
To be categorized as “well capitalized,” the Company and the Bank must maintain specified minimum capital ratios. In addition, the Company and the Bank cannot be subject to any written agreement, order or capital directive or prompt corrective action to be considered “well capitalized.” Both the Company and the Bank maintained capital at levels that would be considered “well capitalized” as of September 30, 2016 under the applicable regulations.
As of September 30, 2016, quantitative measures established by regulation to ensure capital adequacy required us to maintain minimum ratios of CETI, Tier 1, and total capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations).

The following table presents the Company’s and the Bank’s amounts of regulatory capital and related ratios as of September 30, 2016 and December 31, 2015. Also presented are the minimum requirements established by the Federal Reserve and the FDIC as of those dates for the Company and the Bank, respectively, to meet applicable capital requirements and the requirements of the FDIC as of those dates for the Bank to be considered “well capitalized” under the FDIC’s prompt corrective action provisions.
The Federal Reserve, the FDIC, and the Massachusetts Division of Banks may impose higher capital ratios than those listed below based upon the results of regulatory exams. The Bank was categorized as “well capitalized” under the FDIC’s prompt corrective action provisions as of September 30, 2016 and December 31, 2015.

	Actual		For capital adequacy purposes (at least)		To be well capitalized under prompt corrective action provisions (at least)		Basel III minimum capital ratio with capital conservation buffer (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Ratio
	(In thousands)
As of September 30, 2016
Common equity tier 1 risk-based capital
Company	$554,368	10.02%	$249,062	4.5%	n/a	n/a	7.0%
Boston Private Bank	646,046	11.74	247,639	4.5	$357,701	6.5%	7.0
Tier 1 risk-based capital
Company	705,194	12.74	332,083	6.0	n/a	n/a	8.5
Boston Private Bank	646,046	11.74	330,186	6.0	440,248	8.0	8.5
Total risk-based capital
Company	774,812	14.00	442,777	8.0	n/a	n/a	10.5
Boston Private Bank	714,963	12.99	440,248	8.0	550,310	10.0	10.5
Tier 1 leverage capital
Company	705,194	9.52	296,433	4.0	n/a	n/a	4.0
Boston Private Bank	646,046	8.78	294,169	4.0	367,711	5.0	4.0

As of December 31, 2015
Common equity tier 1 risk-based capital
Company	$534,241	9.80%	$245,216	4.5%	n/a	n/a	n/a
Boston Private Bank	621,668	11.49	243,407	4.5	$351,588	6.5%	n/a
Tier 1 risk-based capital
Company	686,160	12.59	326,954	6.0	n/a	n/a	n/a
Boston Private Bank	621,668	11.49	324,543	6.0	432,723	8.0	n/a
Total risk-based capital
Company	754,758	13.85	435,939	8.0	n/a	n/a	n/a
Boston Private Bank	689,437	12.75	432,723	8.0	540,904	10.0	n/a
Tier 1 leverage capital
Company	686,160	9.50	289,059	4.0	n/a	n/a	n/a
Boston Private Bank	621,668	8.68	286,461	4.0	358,077	5.0	n/a
_____________________
n/a    not applicable

(1)
Required capital ratios under the Basel III capital rules with the fully phased-in capital conservation buffer added to the minimum risk-based capital ratios . The fully phased-in ratios are effective for 2019, with lower requirements during the transition years 2016 through 2018.

Bank regulatory authorities restrict the Bank from lending or advancing funds to, or investing in the securities of, the Company. Further, these authorities restrict the amounts available for the payment of dividends by the Bank to the Company.

As of September 30, 2016, the Company has sponsored the creation of two statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. In accordance with ASC 810-10-55, Consolidation - Overall - Implementation Guidance and Illustrations - Variable Interest Entities, these statutory trusts created by the Company are not consolidated into the Company’s financial statements; however, the Company reflects the amounts of junior subordinated debentures payable to the preferred stockholders of statutory trusts as debt in its financial statements. As of both September 30, 2016 and December 31, 2015, all $100.0 million of the net balance of these trust preferred securities qualified as Tier 1 capital.

Results of operations for the three and nine months ended September 30, 2016 versus September 30, 2015
Net Income. The Company recorded net income from continuing operations for the three and nine months ended September 30, 2016 of $19.7 million and $52.7 million, respectively, compared to $13.2 million and $48.5 million for the same respective periods in 2015. Net income attributable to the Company, which includes income from both continuing and discontinued operations, for the three and nine months ended September 30, 2016 was $19.6 million and $54.1 million, respectively, compared to $13.5 million and $49.9 million for the same respective periods in 2015.
The Company recognized diluted EPS attributable to common shareholders, which includes both continuing and discontinued operations, for the three and nine months ended September 30, 2016 of $0.22 per share and $0.62 per share, respectively, compared to $0.16 per share and $0.58 per share, respectively, for the same periods in 2015.
Net income from continuing operations in both 2016 and 2015 was offset by charges that reduce income available to common shareholders. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 2: Earnings Per Share” for further detail on these charges to income available to common shareholders.
The following discussions are based on the Company’s continuing operations, unless otherwise stated.
The following table presents selected financial highlights:

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2016	2015		2016	2015
	(In thousands)
Net interest income	$49,871	$46,473	7%	$148,919	$137,630	8%
Fees and other income	40,012	39,446	1%	114,829	123,451	(7)%
Total revenue	89,883	85,919	5%	263,748	261,081	1%
Provision/ (credit) for loan losses	(138)	2,600	nm	(5,806)	100	nm
Operating expense	61,670	61,929	—%	193,110	187,774	3%
Income tax expense	8,652	8,182	6%	23,716	24,754	(4)%
Net income from continuing operations	19,699	13,208	49%	52,728	48,453	9%
Net income from discontinued operations	1,047	1,316	(20)%	4,357	4,956	(12)%
Less: Net income attributable to noncontrolling interests	1,110	994	12%	3,010	3,486	(14)%
Net income attributable to the Company	$19,636	$13,530	45%	$54,075	$49,923	8%
Net interest income. Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference between the average rate earned on total interest-earning assets and the average rate paid on total interest-bearing liabilities. Net Interest Margin (“NIM”) is calculated by taking annualized net interest income for the period, on a fully taxable-equivalent (“FTE”) basis, as a percentage of average interest-earning assets. The average rate earned on earning assets is the amount of annualized taxable equivalent interest income expressed as a percentage of average earning assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities. When credit quality declines and loans are placed on nonaccrual status, NIM can decrease because the same assets are earning less income. Loans graded as substandard but still accruing interest income totaled $88.1 million at September 30, 2016 and could be placed on nonaccrual status if their credit quality declines further.

Net interest income for the three months ended September 30, 2016 was $49.9 million, an increase of $3.4 million, or 7%, compared to the same period in 2015. For the nine months ended September 30, 2016, net interest income was $148.9 million, an increase of $11.3 million, or 8%, compared to the same period in 2015. The increase for the three and nine months is due to higher volume of loans, higher volume and yields on cash and investments, and lower average rates paid on the Company’s borrowings, partially offset by lower yields on loans and higher volume of borrowings and interest-bearing deposits. The NIM was 2.88% for the three months ended September 30, 2016, an increase of four basis points compared to the same period in 2015. For the nine months ended September 30, 2016, the NIM was 2.92%, an increase of one basis point compared to the same period in 2015.
The following tables present the composition of the Company’s NIM on a FTE basis for the three and nine months ended September 30, 2016 and 2015; however, the discussion following these tables reflects non-FTE data.

	Average Balance		Interest Income/Expense		Average Yield/Rate
	As of and for the three months ended September 30,
AVERAGE BALANCE SHEET:	2016	2015	2016	2015	2016	2015
AVERAGE ASSETS	(In thousands)
Interest-Earning Assets:
Cash and Investments: (1)
Taxable investment securities	$372,852	$340,170	$1,537	$1,094	1.65%	1.29%
Non-taxable investment securities (2)	271,864	249,854	2,221	1,945	3.27%	3.12%
Mortgage-backed securities	629,748	526,408	3,079	2,681	1.96%	2.04%
Federal funds sold and other	152,892	213,372	469	425	1.20%	0.78%
Total Cash and Investments	1,427,356	1,329,804	7,306	6,145	2.05%	1.85%
Loans (3):
Commercial and Industrial (2)	1,065,787	1,023,717	10,626	10,424	3.90%	3.98%
Commercial Real Estate	1,976,327	1,854,337	19,860	19,328	3.93%	4.08%
Construction and Land	117,183	165,685	1,263	1,443	4.22%	3.41%
Residential	2,300,392	2,208,004	17,812	17,083	3.10%	3.09%
Home Equity	122,505	116,201	1,105	999	3.59%	3.41%
Other Consumer	182,315	170,901	1,154	983	2.52%	2.28%
Total Loans	5,764,509	5,538,845	51,820	50,260	3.55%	3.58%
Total Earning Assets	7,191,865	6,868,649	59,126	56,405	3.25%	3.24%
Less: Allowance for Loan Losses	76,424	78,263
Cash and due From Banks (Non-interest Bearing)	39,301	38,631
Other Assets	445,517	404,945
TOTAL AVERAGE ASSETS	$7,600,259	$7,233,962
AVERAGE LIABILITIES, RNCI, AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Interest-Bearing Deposits (4):
NOW	$551,085	$509,265	$120	$81	0.09%	0.06%
Savings	76,999	71,776	25	22	0.13%	0.12%
Money Market	2,922,687	2,944,893	2,877	2,731	0.39%	0.37%
Certificates of Deposit	560,546	593,466	1,141	1,173	0.81%	0.78%
Total Interest-Bearing Deposits	4,111,317	4,119,400	4,163	4,007	0.40%	0.39%
Junior Subordinated Debentures	106,363	106,363	591	979	2.17%	3.60%
FHLB Borrowings and Other Borrowings	624,528	526,697	1,978	2,063	1.24%	1.53%
Total Interest-Bearing Liabilities	4,842,208	4,752,460	6,732	7,049	0.55%	0.59%
Noninterest Bearing Demand Deposits (4)	1,824,548	1,623,524
Payables and Other Liabilities	135,901	102,076
Total Average Liabilities	6,802,657	6,478,060
Redeemable Noncontrolling Interests	19,504	22,020
Average Shareholders’ Equity	778,098	733,882
TOTAL AVERAGE LIABILITIES, RNCI, AND SHAREHOLDERS’ EQUITY	$7,600,259	$7,233,962
Net Interest Income - on a FTE Basis			$52,394	$49,356
FTE Adjustment (2)			2,523	2,883
Net Interest Income (GAAP Basis)			$49,871	$46,473
Interest Rate Spread					2.70%	2.65%
Net Interest Margin					2.88%	2.84%

	Average Balance		Interest Income/Expense		Average Yield/Rate
	As of and for the nine months ended September 30,
AVERAGE BALANCE SHEET:	2016	2015	2016	2015	2016	2015
AVERAGE ASSETS	(In thousands)
Interest-Earning Assets:
Cash and Investments: (1)
Taxable investment securities	$373,273	$334,473	$4,638	$3,164	1.66%	1.27%
Non-taxable investment securities (2)	265,280	240,902	6,512	5,246	3.27%	2.90%
Mortgage-backed securities	594,461	527,081	9,126	8,070	2.05%	2.04%
Federal funds sold and other	160,114	150,611	1,381	941	1.14%	0.90%
Total Cash and Investments	1,393,128	1,253,067	21,657	17,421	2.07%	1.86%
Loans (3):
Commercial and Industrial (2)	1,072,051	982,228	32,358	32,014	3.97%	4.30%
Commercial Real Estate	1,915,839	1,793,923	59,216	56,789	4.06%	4.17%
Construction and Land	147,548	147,914	4,367	3,772	3.89%	3.36%
Residential	2,262,262	2,170,086	52,555	50,375	3.10%	3.10%
Home Equity	121,849	117,394	3,260	3,070	3.57%	3.50%
Other Consumer	172,578	167,672	3,193	2,903	2.47%	2.32%
Total Loans	5,692,127	5,379,217	154,949	148,923	3.60%	3.67%
Total Earning Assets	7,085,255	6,632,284	176,606	166,344	3.30%	3.33%
Less: Allowance for Loan Losses	78,008	77,751
Cash and due From Banks (Non-interest Bearing)	39,869	39,547
Other Assets	432,005	409,265
TOTAL AVERAGE ASSETS	$7,479,121	$7,003,345
AVERAGE LIABILITIES, RNCI, AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Interest-Bearing Deposits (4):
NOW	$549,429	$517,983	$311	$236	0.08%	0.06%
Savings	75,958	71,902	71	58	0.13%	0.11%
Money Market	2,958,051	2,837,614	8,615	7,877	0.39%	0.37%
Certificates of Deposit	566,022	598,456	3,423	3,550	0.81%	0.79%
Total Interest-Bearing Deposits	4,149,460	4,025,955	12,420	11,721	0.40%	0.39%
Junior Subordinated Debentures	106,363	106,363	1,753	2,902	2.17%	3.60%
FHLB Borrowings and Other Borrowings	623,030	524,704	6,138	6,053	1.29%	1.52%
Total Interest-Bearing Liabilities	4,878,853	4,657,022	20,311	20,676	0.55%	0.59%
Noninterest Bearing Demand Deposits (4)	1,691,872	1,498,105
Payables and Other Liabilities	121,601	101,222
Total Average Liabilities	6,692,326	6,256,349
Redeemable Noncontrolling Interests	20,225	22,157
Average Shareholders’ Equity	766,570	724,839
TOTAL AVERAGE LIABILITIES, RNCI, AND SHAREHOLDERS’ EQUITY	$7,479,121	$7,003,345
Net Interest Income - on a FTE Basis			$156,295	$145,668
FTE Adjustment (2)			7,376	8,038
Net Interest Income (GAAP Basis)			$148,919	$137,630
Interest Rate Spread					2.75%	2.74%
Net Interest Margin					2.92%	2.91%
_____________________

(1)	Investments classified as available-for-sale are shown in the average balance sheet at amortized cost.

(2)	Interest income on non-taxable investments and loans is presented on a FTE basis using statutory rates. The discussion following these tables reflects non-FTE data.

(3)	Includes loans held for sale and nonaccrual loans.

(4)	Includes deposits held for sale.
Interest and Dividend Income. Interest and dividend income for the three months ended September 30, 2016 was $56.6 million, an increase of $3.1 million, or 6%, compared to the same period in 2015. Interest and dividend income for the nine months ended September 30, 2016 was $169.2 million, an increase of $10.9 million, or 7%, compared to the same period in 2015. The increase for the three and nine months was primarily due to higher loan volume, and higher volume and yields on cash and investments, partially offset by lower yields on loans.
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
Interest income on commercial and industrial loans, on a non-FTE basis, for the three months ended September 30, 2016 was $8.9 million, an increase of $0.7 million, or 8%, compared to the same period in 2015, as a result of a 4% increase in the average balance and a 12 basis point increase in the average yield. For the nine months ended September 30, 2016, commercial interest income was $27.3 million, an increase of $1.4 million, or 6%, compared to the same period in 2015, as a result of a 9% increase in the average balance, partially offset by an 11 basis point decrease in the average yield. The increase in the average balance for the three and nine month periods is related to the organic growth of the commercial loan portfolio at the Bank, as discussed above in “Loan Portfolio and Credit Quality.” The decrease in the average yield for the three month period is the result of market conditions. The decrease in the average yield for the nine month period is the result of a lower level of recoveries on nonaccrual loans in 2016 than in 2015 as well as market conditions leading to lower rates due to competition for higher quality loans.
Interest income on commercial real estate loans for the three months ended September 30, 2016 was $19.9 million, an increase of $0.5 million, or 3%, compared to the same period in 2015, as a result of a 7% increase in the average balance, partially offset by a 15 basis point decrease in the average yield. For the nine months ended September 30, 2016, commercial real estate interest income was $59.2 million, an increase of $2.4 million, or 4%, compared to the same period in 2015, as a result of a 7% increase in the average balance, partially offset by an 11 basis point decrease in the average yield. The increase in the average balance for the three and nine month periods is related to the organic growth of the commercial real estate loan portfolio at the Bank. The decrease in the average yield for the three and nine month periods is the result of competitive market conditions leading to lower rates on new loans.
Interest income on construction and land loans for the three months ended September 30, 2016 was $1.3 million, a decrease of $0.2 million, or 12%, compared to the same period in 2015, as a result of a 29% decrease in the average balance, partially offset by an 81 basis point increase in the average yield. For the nine months ended September 30, 2016, construction and land interest income was $4.4 million, an increase of $0.6 million, or 16%, compared to the same period in 2015, as a result of a flat average balance and a 53 basis point increase in the average yield. The decrease in the average balance for the three month period is related to customer demand. The increase in the average yield for the three and nine month periods is the result of market conditions.
Interest income on residential mortgage loans for the three months ended September 30, 2016 was $17.8 million, an increase of $0.7 million, or 4%, compared to the same period in 2015, as a result of a 4% increase in the average balance and a one basis point increase in the average yield. For the nine months ended September 30, 2016, residential mortgage interest income was $52.6 million, an increase of $2.2 million, or 4%, compared to the same period in 2015, as a result of a 4% increase in the average balance, with no change in the average yield. The increase in the average balances for the three and nine month periods is related to the organic growth of the residential loan portfolio at the Bank.
Interest income on home equity loans for the three months ended September 30, 2016 was $1.1 million, an increase of $0.1 million, or 11%, compared to the same period in 2015, as a result of a 5% increase in the average balance and a 18 basis point increase in the average yield. For the nine months ended September 30, 2016, home equity interest income was $3.3 million, an increase of $0.2 million, or 6%, compared to the same period in 2015, as a result of a 4% increase in the average balance and a seven basis point increase in the average yield. The increase in the average balance for the three and nine month periods is related to the organic growth of the home equity loan portfolio at the Bank. The increase in the average yield for the three and nine month periods is the result of the increase in the Prime rate in December 2015.

Interest income on other consumer loans for the three months ended September 30, 2016 was $1.2 million, an increase of $0.2 million, or 17%, compared to the same period in 2015, as a result of a 7% increase in the average balance and a 24 basis point increase in the average yield. For the nine months ended September 30, 2016, other consumer interest income was $3.2 million, an increase of $0.3 million, or 10%, compared to the same period in 2015, as a result of a 3% increase in the average balance and a 15 basis point increase in the average yield. The increase in the average yield for the three and nine month periods is primarily the result of the increase in the Prime rate in December 2015. The increase in the average balance for the three and nine month periods is primarily due to client demand.
Investment income, on a non-FTE basis, for the three months ended September 30, 2016 was $6.5 million, an increase of $1.1 million, or 19%, compared to the same period in 2015, as a result of a 19 basis point increase in the average yield and a 7% increase in the average balance. For the nine months ended September 30, 2016, investment income was $19.4 million, an increase of $3.8 million, or 24%, compared to the same period in 2015, as a result of an 11% increase in the average balance and a 19 basis point increase in the average yield. The increase in the average yield for the three and nine month periods is partially due to the increase in short-term interest rates in December 2015. The increase in the average balance for the three and nine month periods is primarily due to timing and volume of deposit balances as compared to the level of loans outstanding. Investment decisions are made based on anticipated liquidity, loan demand, and asset-liability management considerations.
Total interest expense. Total interest expense for the three months ended September 30, 2016 was $6.7 million, a decrease of $0.3 million, or 4%, compared to the same period in 2015. For the nine months ended September 30, 2016, total interest expense was $20.3 million, a decrease of $0.4 million, or 2%, compared to the same period in 2015.
Interest expense on interest-bearing deposits for the three months ended September 30, 2016 was $4.2 million, an increase of $0.2 million, or 4%, compared to the same period in 2015, as a result of a one basis point increase in the average rate paid, with no significant change in average balance. For the nine months ended September 30, 2016, interest expense on deposits was $12.4 million, an increase of $0.7 million, or 6%, compared to the same period in 2015, as a result of a 3% increase in the average balance, and a one basis point increase in the average rate paid.
Interest paid on borrowings for the three months ended September 30, 2016 was $2.6 million, a decrease of $0.5 million, or 16%, compared to the same period in 2015, as a result of a 143 basis point decrease in the average rate paid on junior subordinated debentures, and a 29 basis point decrease in the average rate paid on FHLB borrowings and other borrowings, partially offset by a 19% increase in the average balance of FHLB borrowings and other borrowings, with no change in the average balance of junior subordinated debentures. For the nine months ended September 30, 2016, interest paid on borrowings was $7.9 million, a decrease of $1.1 million, or 12%, compared to the same period in 2015, as a result of a 143 basis point decrease in the average rate paid on junior subordinated debentures and a 23 basis point decrease in the average rate paid on FHLB borrowings and other borrowings, partially offset by a 19% increase in the average balance of FHLB borrowings and other borrowings, with no change in the average balance of junior subordinated debentures. The decrease for the three and nine month periods in the average rate paid on junior subordinated debentures is due to the December 30, 2015 expiration of the interest rate hedge on $75 million of the Company’s floating rate junior subordinated debentures, after which the interest rate on that portion of the junior subordinated debentures was indexed to the three-month LIBOR plus 1.68%. The decrease for the three and nine month periods in the average rate paid on FHLB borrowings and other borrowings is due to the prepayment of higher rate FHLB debt in the fourth quarter of 2015 and the first quarter of 2016.
Provision/ (credit) for loan losses. The Company recorded a credit to the provision for loan losses of $0.1 million for the three months ended September 30, 2016, compared to a provision for loan losses of $2.6 million for the same period in 2015. For the nine months ended September 30, 2016, the provision/ (credit) for loan losses was a credit of $5.8 million, compared to a provision of $0.1 million for the same period in 2015. The credit to the provision for loan losses for the three and nine months ended September 30, 2016 was the result of net recoveries and a decrease in loss factors, partially offset by an increase in criticized loans and loan growth.
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
Fees and other income. Fees and other income for the three months ended September 30, 2016 was $40.0 million, an increase of $0.6 million, or 1%, compared to the same period in 2015. For the nine months ended September 30, 2016, fees and other income was $114.8 million, a decrease of $8.6 million, or 7%, compared to the same period in 2015. Factors affecting the increase in the three month period include increases in banking fee income and other income related to market adjustments on derivative agreements, offset by lower fee revenues in the Wealth Management and Trust and Investment Management segments due to decreases in AUM. Factors affecting the decrease in the nine month period include lower fee revenues in the Wealth Management and Trust and Investment Management segments due to decreases in AUM, and decreases in other income due to the 2015 Banyan Partners, LLC earnout adjustment which increased other income in the three and nine month periods ended September 30, 2015. These decreases were offset by increases in banking fee income related to swap fees.
Investment management fee income for the three months ended September 30, 2016 was $10.7 million, a decrease of $0.6 million, or 6%, compared to the same period in 2015. For the nine months ended September 30, 2016, investment management fee income was $32.0 million, a decrease of $2.8 million, or 8%, compared to the same period in 2015. AUM as of September 30, 2016 managed or advised by the Investment Managers was $10.2 billion, an increase of $0.3 billion, or 4%, compared to 2015. The increase is primarily due to positive market action of $1.3 billion, partially offset by net outflows for the twelve months ending September 30, 2016 of $1.0 billion.
Wealth advisory fee income for the three months ended September 30, 2016 was $12.8 million, an increase of $0.2 million, or 2%, compared to the same period in 2015. For the nine months ended September 30, 2016, wealth advisory fee income was $38.0 million, consistent with the same period in 2015. AUM managed or advised by the Wealth Advisors was $10.0 billion at September 30, 2016, an increase of $0.5 billion compared to September 30, 2015. The increase is due to positive market action of $0.6 billion, partially offset by net outflows for the twelve months ending September 30, 2016 of $0.1 billion.
Wealth management and trust fee income for the three months ended September 30, 2016 was $10.8 million, a decrease of $1.6 million, or 13%, compared to the same period in 2015. For the nine months ended September 30, 2016, wealth management and trust fee income was $33.0 million, a decrease of $6.6 million, or 17%, compared to the same period in 2015. AUM as of September 30, 2016 managed or advised by Boston Private Wealth was $7.3 billion, a decrease of $0.7 billion, or 9%, compared to September 30, 2015. The decrease is due to net outflows for the twelve months ending September 30, 2016 of $0.8 billion and disposed AUM of $0.5 billion, partially offset by positive market action of $0.6 billion.
Other banking fee income for the three months ended September 30, 2016 was $3.4 million, an increase of $0.7 million, or 24%, compared to the same period in 2015. For the nine months ended September 30, 2016, other banking fee income was $9.7 million, an increase of $2.9 million, or 44%, compared to the same period in 2015. The increase for both the three and nine month periods is related to increases in swap fee income due to increased client demand for loan swap agreements.
Other income for the three months ended September 30, 2016 was $1.7 million, an increase of $1.7 million compared to the same period in 2015. For the nine months ended September 30, 2016, other income was $0.7 million, a decrease of $2.7 million compared to the same period in 2015. The three months ended September 30, 2016 included a gain on the fair value of derivative instruments of $1.2 million as well as miscellaneous income of $0.1 million and gain on rabbi trust investments of $0.2 million. The nine months ended September 30, 2016 included miscellaneous income of $0.9 million, and gain on rabbi trust investments of $0.5 million, partially offset by a loss on fair value of derivative investments of $0.9 million. The three and nine months ended September 30, 2015 included market value adjustments for the Banyan Partners, LLC earnout of $0.5 million and $2.0 million, respectively. The nine months ended September 30, 2015 also included gains on partnership investments of $0.8 million and miscellaneous income of $0.8 million.
Operating Expense. Operating expense for the three months ended September 30, 2016 was $61.7 million, a decrease of $0.3 million, or consistent with compared to the same period in 2015. For the nine months ended September 30, 2016, operating expense was $193.1 million, an increase of $5.3 million, or 3%, compared to the same period in 2015. The changes for the three and nine months periods ended September 30, 2016 are primarily due to increases in salaries and employee benefits, occupancy and equipment, marketing and business development, contract services, and other expenses, partially offset by decreases in professional services expense. Additionally, the Company incurred no restructuring charges in the three months ended September 30, 2016 and restructuring charges of $2.0 million related to Boston Private Wealth in the nine months ended September 30, 2016, compared to restructuring charges of $1.5 million and $1.7 million for the three and nine month periods of 2015, respectively.
Salaries and employee benefits expense, the largest component of operating expense, for the three months ended September 30, 2016 was $40.9 million, an increase of $3.0 million, or 8%, compared to the same period in 2015. For the nine months ended September 30, 2016, salaries and employee benefits was $124.1 million, an increase of $4.2 million, or 4%, compared to the same period in 2015. The increase for the three and nine month periods is primarily due to higher fixed compensation and, for the three month period, higher variable compensation costs and stock compensation.

Occupancy and equipment expense for the three months ended September 30, 2016 was $9.5 million, an increase of $0.5 million, or 5%, compared to the same period in 2015. For the nine months ended September 30, 2016, occupancy and equipment expense was $29.0 million, an increase of $1.8 million, or 7%, compared to the same period in 2015. The increase for the three and nine month periods is primarily due to an increase in telecommunications and technology expenses and an increase in rent expense due to new office locations.
Professional services expense for the three months ended September 30, 2016 was $2.3 million, a decrease of $0.6 million, or 20%, compared to the same period in 2015. For the nine months ended September 30, 2016, professional services expense was $8.8 million, a decrease of $0.3 million, or 3%, compared to the same period in 2015. The decrease for the three and nine month periods is primarily due to a decrease in consulting fees and, for the three month period, a decrease in legal expenses.
Marketing and business development expense for the three months ended September 30, 2016 was $1.6 million, a decrease of $0.4 million, or 19%, compared to the same period in 2015. For the nine months ended September 30, 2016, marketing and business development expense was $5.6 million, an increase of $0.5 million, or 11%, compared to the same period in 2015. The three month decrease is primarily related to a decrease in marketing expense in the Private Banking and Wealth Advisory segments. The nine month increase is primarily related to the timing of marketing programs in the Private Banking segment and the decrease in marketing expense in the Wealth Advisory segment.
Contract services and data processing expense for the three months ended September 30, 2016 was $1.9 million, an increase of $0.3 million, or 17%, compared to the same period in 2015. For the nine months ended September 30, 2016, contract services and data processing expense was $5.3 million, an increase of $0.7 million, or 17%, compared to the same period in 2015. The increase for the three and nine month periods is primarily due to an increase in data processing and custody expenses.
Income Tax Expense. Income tax expense for continuing operations for the nine months ended September 30, 2016 was $23.7 million. The effective tax rate for continuing operations for the nine months ended September 30, 2016 was 31.0%, compared to an effective tax rate of 33.8% for the same period in 2015. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 9: Income Taxes” for further detail.

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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”). This update is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company does not expect that this ASU will have a significant impact on its consolidated financial statements.

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
Based on such evaluation, except for the exclusion noted in the preceding paragraph, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of September 30, 2016 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries, was made known to the certifying officers by others within the Company and its consolidated subsidiaries in the reports that it files or submits under the Exchange Act and is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. On a quarterly basis, the Company evaluates the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.
(b) Change in internal controls over financial reporting.
There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
There were no unregistered sales of equity securities of the Company in the third quarter of 2016.
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

	Issuer Purchases of Equity Securities
Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum approximate dollar value of shares that may yet be purchased under the plans
July 1 - 31, 2016	55,000	$11.77	454,442	$14,848,352
August 1 - 31, 2016	125,000	12.38	579,442	13,298,569
September 1 - 30, 2016	105,000	12.67	684,442	11,965,650
Total	285,000	$12.37	684,442	$11,965,650

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

/s/ CLAYTON G. DEUTSCH
November 3, 2016	Clayton G. Deutsch
Chief Executive Officer

/s/ DAVID J. KAYE
November 3, 2016	David J. Kaye
Executive Vice President, Chief Financial and Administrative Officer