Form 10-K
period 2016-12-31
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2017-02-28
CIK 821127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-K
______________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last reported sales price on the NASDAQ Global Select Market on June 30, 2016 was $960,896,249.
The number of shares of the registrant’s common stock outstanding on February 24, 2017 was 83,865,653.
Documents Incorporated by Reference:
Portions of the registrant’s proxy statement for the Company’s 2017 Annual Meeting of Shareholders are incorporated by reference in Item 5 of Part II and Items 10, 11, 12, 13, and 14 of Part III.

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
We are a private banking and wealth management company that offers a full range of private banking and wealth management services to high net worth individuals, families, businesses, and select institutions through a financial umbrella that helps to preserve, grow, and transfer assets over the financial lifetime of a client through our four functional segments: Private Banking, Wealth Management and Trust, Investment Management, and Wealth Advisory. Each reportable segment reflects the services provided by the Company to a distinct segment of the wealth management market as described below.
Private Banking
The Private Banking segment has one affiliate, Boston Private Bank. The Private Banking segment primarily operates in three geographic markets: New England, the San Francisco Bay Area, and Southern California. The Private Banking segment is principally engaged in providing private banking services to high net worth individuals, privately owned businesses and partnerships, and nonprofit organizations. In addition, the Private Banking segment is an active provider of financing for affordable housing, first-time homebuyers, economic development, social services, community revitalization and small businesses.
Wealth Management and Trust
The Wealth Management and Trust segment is comprised of Boston Private Wealth LLC (“Boston Private Wealth”), an independent registered investment adviser (“RIA”), which is a wholly-owned subsidiary of the Bank. This segment also includes the trust operations of Boston Private Bank. Boston Private Wealth was formed from the combination of the Bank’s wealth management business and those of Banyan Partners, LLC (“Banyan”), which the Bank acquired in the fourth quarter of 2014. The segment provides comprehensive wealth management solutions for high net worth individuals and families, including customized investment solutions, wealth planning, trust, and family office services. The Wealth Management and Trust segment operates in New England; South Florida; California; Madison, Wisconsin; and the Washington, D.C. area.
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

II.Acquisitions, Asset Sales, and Divestitures
In November 2016, the Bank sold two of its Southern California offices, one located in Granada Hills and the other located in Burbank, together with approximately $104 million of deposits. The rationale for the sale was to better position the Company’s resources within the Southern California market.
In October 2014, Boston Private Bank acquired Banyan. Banyan and the wealth management operations from Boston Private Bank were combined to form Boston Private Wealth, which now operates in the Wealth Management and Trust reportable segment of the Company along with the trust operations of Boston Private Bank. Boston Private Wealth is a wholly-owned subsidiary of Boston Private Bank.
In 2009, the Company divested its interest in Westfield Capital Management Company, LP, formerly known as Westfield Capital Management Company, LLC (“Westfield”). While the Company will continue to have no significant involvement or influence on Westfield, it retains a 12.5% share in Westfield’s revenues (up to an annual maximum of $11.6 million) through December 2017 subject to certain conditions. The Company defers gains related to these payments until determinable. Such revenue share payments are included in net income from discontinued operations in the consolidated statements of operations for the period in which the revenue is recognized. After the December 2017 payments are received in 2018, the Company will not receive additional net income from Westfield.
For further details relating to the Company’s divestitures, see Part II. Item 8. “Financial Statements and Supplementary Data - Note 3: Acquisitions, Asset Sales, and Divestitures.”

III.    Competition
The Company operates in the highly competitive private banking and wealth management marketplaces. In the private banking industry, the Bank encounters competition from larger national and regional commercial banking organizations, savings banks, credit unions, and other financial institutions and non-bank financial service companies, which may offer lower interest rates on loans and higher interest rates on deposits. The Bank’s competitors also include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services, including through the Internet. These technological advances may diminish the importance of depository institutions and other financial intermediaries, among other industry sectors, in the transfer of funds among parties. To compete effectively, the Bank relies on local promotional activity, personal contacts by officers, directors, and employees, customized service, and the Bank’s reputation within the communities that it serves.
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

IV.    Employees
At December 31, 2016, the Company had 888 employees. The Company’s employees are not subject to a collective bargaining agreement, and the Company believes its employee relations are good.

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
The Company’s Wealth Management and Trust, Investment Management, and Wealth Advisory segments are subject to extensive regulation by the SEC, the Financial Industry Regulatory Authority and state securities regulators.
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
Acquisitions and Activities. The BHCA prohibits a bank holding company, without prior approval of the Federal Reserve, from acquiring all or substantially all the assets of a bank; acquiring control of a bank; merging or consolidating with another bank holding company; or acquiring direct or indirect ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, the acquiring bank holding company would control more than 5% of any class of the voting shares of such other bank or bank holding company.
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
In addition, the BHCA prohibits any company from acquiring control of a bank or bank holding company without first having obtained the approval of the Federal Reserve. Among other circumstances, under the BHCA, a company has control of a bank or bank holding company if the company owns, controls or holds with power to vote 25% or more of a class of voting securities of the bank or bank holding company; controls in any manner the election of a majority of directors or trustees of the bank or bank holding company; or the Federal Reserve has determined, after notice and opportunity for hearing, that the company has the power to exercise a controlling influence over the management or policies of the bank or bank holding company.
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
Deposit Insurance. The deposit obligations of the Bank are insured up to applicable limits by the FDIC’s Deposit Insurance Fund (“DIF”) and are subject to deposit insurance assessments to maintain the DIF. The Dodd-Frank Act permanently increased the FDIC deposit insurance limit to $250,000 per depositor for deposits maintained in the same right and capacity at a particular insured depository institution. The Federal Deposit Insurance Act (the “FDIA”), as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to take steps as may be necessary to cause the ratio of deposit insurance reserves to estimated insured deposits - the designated reserve ratio - to reach 1.35% by September 30, 2020, and it mandates that the reserve ratio designated by the FDIC for any year thereafter may not be less than 1.35%. Further, the Dodd-Frank Act required that, in setting assessments, the FDIC offset the effect of the increase in the minimum reserve ratio from 1.15% to 1.35% on banks with less than $10 billion in assets. To satisfy these requirements, on March 15, 2016, the FDIC’s Board of Directors approved a final rule to increase the DIF’s reserve ratio to the statutorily required minimum ratio of 1.35% of estimated insured deposits. The final rule imposes on large banks a surcharge of 4.5 basis points of their assessment base, after making certain adjustments. Large banks, which are generally banks with $10 billion or more in assets, will pay quarterly surcharges in addition to their regular risk-based assessments. Overall regular risk-based assessment rates will decline once the reserve ratio reaches 1.15 percent. Small banks, such as the Bank, will receive credits to offset the portion of their assessments that help to raise the reserve ratio from 1.15 percent to 1.35 percent. After the reserve ratio reaches 1.38 percent, the FDIC will automatically apply a small bank’s credits to reduce its regular assessment up to the entire amount of the assessment. The final rule provided that these changes would become effective July 1, 2016 if the reserve ratio reached 1.15 percent prior to that date. On June 30, 2016, the reserve ratio rose to 1.17 percent, which resulted in the revised deposit insurance assessment pricing becoming effective on July 1, 2016.
Deposit premiums are based on assets. To determine its deposit insurance premium, the Bank computes the base amount of its average consolidated assets less its average tangible equity (defined as the amount of Tier 1 capital) and the applicable assessment rate. On April 26, 2016, the FDIC’s Board of Directors adopted a final rule that changed the manner in which deposit insurance assessment rates are calculated for established small banks, generally those banks with less than $10 billion of assets that have been insured for at least five years. The rule updated the data and methodology that the FDIC uses to determine risk-based assessment rates for these institutions with the intent of better reflecting risks and ensuring that banks that take on greater risks pay more for deposit insurance than their less risky counterparts. The rule revised the financial ratios method used to determine assessment rates for these banks so that it is based on a statistical model that estimates the probability of failure over three years. The rule eliminated risk categories for established small banks and uses the financial ratios method. Under this method, each of seven financial ratios and a weighted average of CAMELS composite ratings will be multiplied by a corresponding pricing multiplier. The sum of these products will be added to a uniform amount, with the resulting sum being an institution’s initial base assessment rate (subject to minimum or maximum assessment rates based on a bank’s CAMELS composite rating). This method takes into account various measures that are similar to the factors that the FDIC previously considered in assigning institutions to risk categories, including an institution’s leverage ratio, brokered deposit ratio, one year asset growth, the ratio of net income before taxes to total assets and considerations related to asset quality. Under the small bank pricing rule, beginning the first assessment period after June 30, 2016, where the DIF’s reserve ratio has reached 1.15%, assessments for established small banks with a CAMELS rating of 1 or 2 will range from 1.5 to 16 basis points, after adjustments, while assessment rates for established small institutions with a CAMELS composite rating of 4 or 5 may range from 11 to 30 basis points, after adjustments. Assessments for established banks with a CAMELS rating of 3 will range from 3 to 30 basis points. The Company’s FDIC deposit insurance premium declined 32% in the firs quarter that the new rules were enacted.
The FDIC has the power to adjust deposit insurance assessment rates at any time. In addition, under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices; is in an unsafe or unsound condition to continue operations; or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. For 2016, the FDIC insurance expense for the Bank was $3.5 million.
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
Brokered Deposits. Section 29 of the FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” Depository institutions that have brokered deposits in excess of 10% of total assets will be subject to increased FDIC deposit insurance premium assessments. However, for institutions that are well capitalized and have a CAMELS composite rating of 1 or 2, reciprocal deposits are deducted from brokered deposits.
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
Capital Adequacy and Safety and Soundness
Regulatory Capital Requirements. The Federal Reserve and the FDIC have issued substantially similar risk-based and leverage capital rules applicable to U.S. banking organizations such as the Company and the Bank. These rules are intended to reflect the relationship between the banking organization’s capital and the degree of risk associated with its operations based on transactions recorded on-balance sheet as well as off-balance sheet. The Federal Reserve and the FDIC may from time to time require that a banking organization maintain capital above the minimum levels discussed below, due to the banking organization’s financial condition or actual or anticipated growth.
The capital adequacy guidelines define qualifying capital instruments and specify minimum amounts of capital as a percentage of assets that banking organizations are required to maintain. Common equity Tier 1 capital generally includes common stock and related surplus, retained earnings and, in certain cases and subject to certain limitations, minority interest in consolidated subsidiaries, less goodwill, other non-qualifying intangible assets and certain other deductions. Tier 1 capital for banks and bank holding companies generally consists of the sum of common equity Tier 1 capital, non-cumulative perpetual preferred stock, and related surplus, and, in certain cases and subject to limitations, minority interests in consolidated subsidiaries that do not qualify as common equity Tier 1 capital, less certain deductions. Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities, cumulative perpetual preferred stock, term subordinated debt and intermediate-term preferred stock, and, subject to limitations, allowances for loan losses. The sum of Tier 1 and Tier 2 capital less certain required deductions represents qualifying total risk-based capital. Prior to the effectiveness of certain provisions of the Dodd-Frank Act, bank holding companies were permitted to include trust preferred securities and cumulative perpetual preferred stock in Tier 1 capital, subject to limitations. However, the Federal Reserve’s capital rule applicable to bank holding companies permanently grandfathered non-qualifying capital instruments, including trust preferred securities, issued before May 19, 2010 by depository institution holding companies with less than $15 billion in total assets as of December 31, 2009, subject to a limit of 25% of Tier 1 capital. In addition, under rules that became effective January 1, 2015, accumulated other comprehensive income (positive or negative) must be reflected in Tier 1 capital; however, the Company was permitted to make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. The Company has made this election.
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
Generally, a bank, upon receiving notice that it is not adequately capitalized (i.e., that it is “undercapitalized”), becomes subject to the prompt corrective action provisions of Section 38 of FDIA that, for example, (i) restrict payment of capital distributions and management fees, (ii) require that its federal bank regulator monitor the condition of the institution and its efforts to restore its capital, (iii) require submission of a capital restoration plan, (iv) restrict the growth of the institution’s assets and (v) require prior regulatory approval of certain expansion proposals. A bank that is required to submit a capital restoration plan must concurrently submit a performance guarantee by each company that controls the bank. A bank that is “critically undercapitalized” (i.e., has a ratio of tangible equity to total assets that is equal to or less than 2.0%) will be subject to further restrictions, and generally will be placed in conservatorship or receivership within 90 days.
The Bank is currently considered “well capitalized” under all regulatory definitions. Current capital rules do not establish standards for determining whether a bank holding company is well capitalized. However, for purposes of processing regulatory applications and notices, the Federal Reserve Board’s Regulation Y provides that a bank holding company is considered “well capitalized” if (i) on a consolidated basis, the bank holding company maintains a total risk-based capital ratio of 10% or greater; (ii) on a consolidated basis, the bank holding company maintains a tier 1 risk-based capital ratio of 6% or greater; and (iii) the bank holding company is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Board to meet and maintain a specific capital level for any capital measure.
Safety and Soundness Standards. The FDIA requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the federal banking agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order restricting asset growth, requiring an institution to increase its ratio of tangible equity to assets or directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the FDIA. See “-Regulatory Capital Requirements” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.
Dividend Restrictions
The Company is a legal entity separate and distinct from the Bank and our other subsidiaries. The revenue of the Company (on a parent-only basis) is derived primarily from dividends paid to it by those other entities. The right of the Company, and consequently the right of shareholders of the Company, to participate in any distribution of the assets or earnings of the Bank and our other subsidiaries through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the Bank (including depositors) and our other subsidiaries, except to the extent that certain claims of the Company in a creditor capacity may be recognized.
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
Certain Transactions by Bank Holding Companies with their Affiliates
There are various statutory restrictions on the extent to which bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with their insured depository institution subsidiaries. The Dodd-Frank Act amended the definition of affiliate to include an investment fund for which the depository institution or one of its affiliates is an investment adviser. An insured depository institution (and its subsidiaries) may not lend money to, or engage in covered transactions with, its non-depository institution affiliates if the aggregate amount of covered transactions outstanding involving the bank, plus the proposed transaction exceeds the following limits: (i) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. For this purpose, “covered transactions” are defined by statute to include a loan or extension of credit to an affiliate; a purchase of or investment in securities issued by an affiliate; a purchase of assets from an affiliate unless exempted by the Federal Reserve; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company; the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate; securities borrowing or lending transactions with an affiliate that creates a credit exposure to such affiliate; or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate. Covered transactions are also subject to certain collateral security requirements. Covered transactions as well as other types of transactions between a bank and a bank holding company must be on market terms and not otherwise unduly favorable to the holding company or an affiliate of the holding company. Moreover, Section 106 of the BHCA provides that, to further competition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service.

Consumer Protection Regulation
The Company and the Bank are subject to federal and state laws designed to protect consumers and prohibit unfair, deceptive or abusive business practices, including the Equal Credit Opportunity Act, Fair Housing Act, Home Ownership Protection Act, Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”), the GLBA, the Truth in Lending Act, the CRA, the Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with clients when taking deposits, making loans, collecting loans and providing other services. Further, the Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”), which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The FDIC will examine the Bank for compliance with CFPB rules and will enforce CFPB rules with respect to the Bank.
Mortgage Reform. The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower’s ability to repay such mortgage loan, and allows borrowers to assert violations of certain provisions of the Truth in Lending Act as a defense to foreclosure proceedings. Under the Dodd-Frank Act, prepayment penalties are prohibited for certain mortgage transactions and creditors are prohibited from financing insurance policies in connection with a residential mortgage loan or home equity line of credit. In addition, the Dodd-Frank Act prohibits mortgage originators from receiving compensation based on the terms of residential mortgage loans and generally limits the ability of a mortgage originator to be compensated by others if compensation is received from a consumer. The Dodd-Frank Act requires mortgage lenders to make additional disclosures prior to the extension of credit, in each billing statement and for negative amortization loans and hybrid adjustable rate mortgages.
Privacy and Customer Information Security. The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the Bank must provide its clients with an initial and annual disclosure that explains its policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required or permitted by law, the Bank is prohibited from disclosing such information unless otherwise provided in such policies and procedures. However, an annual disclosure is not required to be provided by a financial institution if the financial institution only discloses information under exceptions from GLBA that do not require an opt out to be provided and if there has been no change in its privacy policies and practices since its most recent disclosure provided to consumers. The GLBA also requires that the Bank develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of client information (as defined under GLBA), to protect against anticipated threats or hazards to the security or integrity of such information and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any client. The Bank is also required to send a notice to clients whose “sensitive information” has been compromised if unauthorized use of the information is “reasonably possible.” Most states, including the states in which the Bank operates, have enacted legislation concerning breaches of data security and the duties of the Bank in response to a data breach. Congress continues to consider federal legislation that would require consumer notice of data security breaches. In addition, Massachusetts has promulgated data security regulations with respect to personal information of Massachusetts residents. Pursuant to the FACT Act, the Bank has developed and implemented a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. Additionally, the FACT Act amends the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations.

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

The foregoing laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict certain subsidiaries of the Company from conducting their business in the event that they fail to comply with such laws and regulations. Possible sanctions that may be imposed in the event of such noncompliance include the suspension of individual employees; limitations on the business activities for specified periods of time; revocation of registration as an investment adviser, commodity trading adviser and/or other registrations; and other censures and fines.
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
The New York state tax rate is 6.5% on taxable income apportioned to New York (subject to alternative minimum taxes that may be based on business capital or a fixed dollar minimum), plus a surcharge for business operations in the Metropolitan Commuter Transportation district. New York taxable income is defined as federal taxable income subject to certain modifications. These modifications include income from federally tax exempt obligations and deductions for certain expenses allocated to federally tax exempt obligations. Combined reporting requirements began in 2015.
The New York City tax rate is 8.85% on taxable income apportioned to New York City (subject to alternative minimum taxes that may be based on business capital or a fixed dollar minimum). New York City taxable income is defined as federal taxable income subject to certain modifications. These modifications include income from federally tax exempt obligations and deductions for certain expenses allocated to federally tax exempt obligations. Combined reporting requirements began in 2015.

ITEM 1A.RISK FACTORS
Before deciding to invest in us or deciding to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC. The risks and uncertainties described below and in our other filings are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose some or all of your investment.
Risks Related to our Banking Business
Our banking business is highly regulated, which could limit or restrict our activities, and changes in banking laws and regulations could have a material adverse effect on our business.
We are subject to regulation and supervision by the Federal Reserve, and the Bank is subject to regulation and supervision by the Commissioner and the FDIC. Federal and state laws and regulations govern numerous matters affecting us, including changes in the ownership or control of banks and bank holding companies; maintenance of adequate capital and the financial condition of a financial institution; permissible types, amounts and terms of extensions of credit and investments; permissible non-banking activities; the level of reserves against deposits and restrictions on dividend payments. The FDIC and the Commissioner have the power to issue cease and desist orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which we and the Bank may conduct business and obtain financing.
The laws, rules, regulations and supervisory guidance and policies applicable to us are subject to regular modification and change. These changes could adversely and materially impact us. Such changes could subject us to additional costs, including costs of compliance, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, policies, or supervisory guidance could result in enforcement and other legal actions by federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material adverse effect on our business, financial condition, and results of operations. See Part I. Item 1. “Business - Supervision and Regulation.”
We are subject to capital and liquidity standards that require banks and bank holding companies to maintain more and higher quality capital and greater liquidity than has historically been the case.
We became subject to new capital requirements in 2015. These new standards, which now apply and will be fully phased-in over the next several years, require bank holding companies and their bank subsidiaries to maintain substantially higher levels of capital as a percentage of their assets, with a greater emphasis on common equity as opposed to other components of capital. The need to maintain more and higher quality capital, as well as greater liquidity, and generally increased regulatory scrutiny with respect to capital levels, may at some point limit our business activities, including lending, and our ability to grow our business. It could also result in our being required to take steps to increase our regulatory capital and may dilute shareholder value or limit our ability to pay dividends or otherwise return capital to our investors through stock repurchases. Pursuant to new rules under the Dodd-Frank Act, we were permitted to make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. The Company has made this election.
We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and any failure to comply with these laws could lead to a wide variety of sanctions.
The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose community investment and nondiscriminatory lending requirements on financial institutions. The Consumer Financial Protection Bureau, the Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act or other fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions, restrictions on expansion and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.

The soundness of other financial institutions could adversely affect us.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions.  Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships.  We have exposure to many different financial institutions, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, other commercial banks, investment banks, mutual and hedge funds, and other financial institutions.  As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity problems and losses or defaults by us or by other institutions and organizations.  Many of these transactions expose us to credit risk in the event of default of our counterparty or client.  In addition, our credit risk may be exacerbated when the collateral held by us cannot be liquidated or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to us.  There is no assurance that any such losses would not materially and adversely affect our results of operations.
Deterioration in local economies or real estate markets could negatively impact our banking business.
The Private Banking segment primarily serves individuals and smaller businesses located in three geographic regions: New England, the San Francisco Bay Area, and Southern California. The ability of the Bank’s clients to repay their loans is impacted by the economic conditions in these areas.
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
Competition in the markets in which the Bank operates may limit the ability of the Bank to attract and retain banking clients. The Bank’s competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are able to serve the credit and investment needs of larger clients. The Bank also faces competition from out-of-state financial intermediaries that have opened low-end production offices or that solicit deposits in its respective market areas from other remote locations. There is also increased competition by out-of-market competitors through the Internet. Because the Bank maintains a smaller staff and has fewer financial and other resources than larger institutions with which it competes, it may be limited in its ability to attract clients. In addition, the Bank’s current commercial banking clients may seek alternative banking sources as they develop needs for credit facilities larger than the Bank can accommodate. If the Bank is unable to attract and retain banking clients, it may be unable to continue its deposit and loan growth and its results of operations and financial condition may otherwise be negatively impacted.
Market changes may adversely affect demand for the Bank’s services and impact results of operations.
Channels for servicing the Bank’s customers are evolving rapidly, with less reliance on traditional branch facilities, more use of online and mobile banking, and increased demand for universal bankers and other relationship managers who can service multiple product lines. The Bank competes with larger providers that are rapidly evolving their service offerings and escalating the costs of the Bank’s efforts to keep pace. The Bank has a process for evaluating the profitability of its branch system and other office and operational facilities. The identification of unprofitable operations and facilities can lead to restructuring charges and introduce the risk of disruptions to revenues and customer relationships.
Our cost of funds for banking operations may increase as a result of general economic conditions, interest rates and competitive pressures.
The Bank has traditionally obtained funds principally through deposits and borrowings. As a general matter, deposits are a cheaper source of funds than borrowings, because interest rates paid for deposits are typically less than interest rates charged for borrowings. We compete with banks and other financial institutions for deposits. If, as a result of general economic conditions, market interest rates, competitive pressures, or otherwise, the amount of deposits at the Bank decreases relative to its overall banking operations, the Bank may have to rely more heavily on higher cost borrowings as a source of funds in the future. Higher funding costs reduce our net interest margin, net interest income, and net income.
Potential downgrades of U.S. government securities by one or more of the credit ratings agencies could have a material adverse effect on our operations, earnings and financial condition.
A possible future downgrade of the sovereign credit ratings of the U.S. government and a decline in the perceived creditworthiness of U.S. government-related obligations could impact our ability to obtain funding that is collateralized by these affected instruments held by us, as well as affect the pricing of that funding when it is available. A downgrade may also adversely affect the market value of such instruments held by us. We cannot predict if, when or how any changes to the credit ratings or perceived creditworthiness of these organizations will affect economic conditions. Such ratings actions could result in a significant adverse impact on us. Among other things, a further downgrade in the U.S. government’s credit rating could adversely impact the value of our securities portfolio and may trigger requirements that the Company post additional collateral for trades relative to these securities. A downgrade of the sovereign credit ratings of the U.S. government or the credit ratings of related institutions, agencies or instruments would significantly exacerbate the other risks to which we are subject and any related adverse effects on the business, financial condition and results of operations.
Defaults in the repayment of loans may require additional loan loss reserves and negatively impact our banking business.
A borrower’s default on its obligations under one or more Bank loans may result in lost principal and interest income and increased operating expenses as a result of the allocation of management time and resources to the collection and work-out of the loan. In certain situations, where collection efforts are unsuccessful or acceptable work-out arrangements cannot be reached, the Bank may have to charge-off the loan in whole or in part. In such situations, the Bank may acquire real estate or other assets, if any, which secure the loan through foreclosure or other similar available remedies. In such cases, the amount owed under the defaulted loan may exceed the value of the assets acquired.
The Bank’s management periodically makes a determination of an allowance for loan losses based on available information, including the quality of its loan portfolio, certain economic conditions, the rate of defaulted loans, the value of the underlying collateral, and the level of its nonaccruing and criticized loans. We rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors, in determining the level required for the allowance for loan losses. If management determines that further increases in the allowance for loan losses are necessary, we will incur additional expenses.
If it is determined that the Bank should sell certain loans or a portfolio of loans, we are required to classify those loans as “held for sale” which requires us to carry such loans at the lower of their amortized cost or market value. If we decide to sell loans at a time when the fair value of those loans is less than their carrying value, the adjustment will result in a charge to the allowance for loan losses if the decline in value is due to credit issues. We may from time to time decide to sell particular loans or groups of loans, and the required adjustment could negatively affect our financial condition or results of operations.
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
The Bank’s earnings and financial condition are largely dependent on net interest income, which represents the difference between the interest income earned on interest-bearing assets (usually loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (usually deposits and borrowings). The relative rates of interest we earn and pay are highly sensitive to many factors beyond our control, including general economic conditions, changes in monetary or fiscal policies of the Federal Reserve and other governmental authorities. A narrowing of this interest rate spread could adversely affect the Bank’s net interest income, which also could negatively impact its earnings and financial condition. As a result, the Bank has adopted asset and liability management policies to mitigate the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments funding sources, and derivatives. However, even with these policies in place, a change in interest rates can impact our results of operations or financial condition.
An increase in interest rates could also have a negative impact on the Bank’s results of operations by reducing the ability of borrowers to repay their current loan obligations, which could not only result in increased loan defaults, foreclosures, and charge-offs, but also necessitate increases to our allowances for loan losses.
Similarly, rising interest rates may increase the cost of deposits, which are a primary source of funding. While we actively manage against these risks through hedging and other risk management strategies, if our assumptions regarding borrower behavior are wrong or overall economic conditions are significantly different than anticipated, our risk mitigation techniques may be insufficient.
Prepayments of loans may negatively impact our banking business.
Generally, the Bank’s clients may prepay the principal amount of their outstanding loans at any time. The rate at which such prepayments occur, as well as the size of such prepayments, are within our clients’ discretion. Fluctuations in interest rates, in certain circumstances, may also lead to high levels of loan prepayments, which may also have an adverse impact on our net interest income. If clients prepay the principal amount of their loans, and we are unable to lend those funds to other borrowers or invest the funds at the same or higher interest rates, our interest income will be reduced. A significant reduction in interest income could have a negative impact on our results of operations and financial condition.
Our loan portfolio includes commercial loans, commercial real estate loans, and construction and land loans, which are generally riskier than other types of loans.
At December 31, 2016, our commercial loans, commercial real estate loans, and construction and land loans portfolios comprised 49% of total loans. Commercial loans generally carry larger loan balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. These loans may lack standardized terms and may include a balloon payment feature. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions, interest rates, and collateral values. Repayment of these loans is generally more dependent on the economy and the successful operation of the underlying business. Because of the risks associated with commercial loans, we may experience higher rates of default than if our loan portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations.
Environmental liability associated with commercial lending could result in losses.
In the course of business, the Bank may acquire, through foreclosure or other similar proceedings, properties securing loans it has originated or purchased which are in default. Particularly in commercial real estate lending, there is a risk that material environmental violations could be discovered at these properties. In this event, we or the Bank might be required to remedy these violations at the affected properties at our sole cost and expense. The cost of this remedial action could substantially exceed the value of affected properties. We may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties as a result of their condition. These events could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to our Investment Management, Wealth Advisory, and Wealth Management and Trust Businesses
Our Investment Management, Wealth Advisory, and Wealth Management and Trust businesses are highly regulated, and the regulators have the ability to limit or restrict our activities and impose fines or suspensions on the conduct of our business.
Our Investment Management, Wealth Advisory, and Wealth Management and Trust businesses are highly regulated, primarily at the federal level. The failure of any of our subsidiaries that provide investment management, wealth advisory, or wealth management and trust services to comply with applicable laws or regulations could result in fines, suspensions of individual employees or other sanctions including revocation of such affiliate’s registration as an investment adviser.

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
Our Investment Management, Wealth Advisory, and Wealth Management and Trust businesses may be negatively impacted by changes in economic and market conditions.
Our Investment Management, Wealth Advisory, and Wealth Management and Trust businesses may be negatively impacted by changes in general economic and market conditions because the performance of such business is directly affected by conditions in the financial and securities markets. The financial markets and businesses operating in the securities industry are highly volatile (meaning that performance results can vary greatly within short periods of time) and are directly affected by, among other factors, domestic and foreign economic conditions and general trends in business and finance, all of which are beyond our control. We cannot assure you that broad market performance will be favorable in the future. Declines in the financial markets or a lack of sustained growth may result in a corresponding decline in our performance and may adversely affect the assets that we manage.
In addition, our management contracts generally provide for fees payable for investment management, wealth advisory, and wealth management and trust services based on the market value of assets under management, although there are a portion of our contracts that provide for the payment of fees based on investment performance in addition to a base fee. Because most contracts provide for a fee based on market values of securities, fluctuations in the underlying securities values may have a material adverse effect on our results of operations and financial condition.
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

Our Investment Management, Wealth Advisory, and Wealth Management and Trust businesses are highly dependent on investment managers to produce investment returns and to solicit and retain clients, and the loss of a key investment manager or wealth advisor could adversely affect our Investment Management, Wealth Advisory, and Wealth Management and Trust business.
We rely on our investment managers and wealth advisors to produce investment returns and to advise clients. We believe that investment performance is one of the most important factors for the growth of our assets under management. Poor investment performance could impair our revenues and growth because existing clients might withdraw funds in favor of better performing products, which would result in lower investment management fees, or our ability to attract funds from existing and new clients might diminish.
The market for investment managers is extremely competitive and is increasingly characterized by frequent movement of investment managers among different firms. In addition, our individual investment managers and wealth advisors often have regular direct contact with particular clients, which can lead to a strong client relationship based on the client’s trust in that individual manager or advisor. The loss of a key investment manager or wealth advisor could jeopardize our relationships with our clients and lead to the loss of client accounts. Losses of such accounts could have a material adverse effect on our results of operations and financial condition.

Risks Related to Our Overall Business and Operations
Our business and earnings have been adversely affected, and may in the future be adversely affected, by the U.S. and international financial markets and economic conditions.
The performance of our business has been and may in the future be adversely affected by general business and economic conditions in the U.S., including the level and volatility of short- and long-term interest rates, inflation, home prices, unemployment and under-employment levels, bankruptcies, household income, consumer spending, fluctuations in both debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, and investor confidence. While in recent years there has been gradual improvement in the U.S. economy, deterioration of any of these conditions can adversely affect our residential portfolio, consumer and commercial businesses, and securities portfolios, as well as our earnings.
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
Our success depends, in large part, on our ability to attract and retain key employees. Competition for the best people can be intense and we may not be able to hire or retain the key employees that we depend upon for success. The unexpected loss of services of one or more of our key employees could have a material adverse impact on our business because of their skills, knowledge of the customers and the markets in which we operate, years of industry experience, and the difficulty of promptly finding qualified replacement employees.

Our ability to attract and retain clients and employees, and to maintain relationships with vendors, third-party service providers and others, could be adversely affected to the extent our reputation is harmed.
We are dependent on our reputation within our market area, as a trusted and responsible financial company, for all aspects of our relationships with clients, employees, vendors, third-party service providers, and others with whom we conduct business or potential future business. Our ability to attract and retain clients and employees at our Private Banking, Wealth Management and Trust, Investment Management, and Wealth Advisory subsidiaries could be adversely affected to the extent our reputation is damaged. Our actual or perceived failure to address various issues could give rise to reputational risk that could cause harm to us and our business prospects. These issues include, but are not limited to, legal and regulatory requirements; privacy; properly maintaining client and employee personal information; record keeping; money-laundering; sales and trading practices; ethical issues; appropriately addressing potential conflicts of interest; and the proper identification and disclosure of the legal, reputational, credit, liquidity, and market risks inherent in our products. Failure to appropriately address any of these issues could also give rise to additional regulatory restrictions, reputational harm, and legal risks, which could, among other consequences, increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines, and penalties and cause us to incur related costs and expenses. In addition, our Investment Management, Wealth Advisory, and Wealth Management and Trust businesses are dependent on the integrity of our asset managers and our employees. If an asset manager or employee were to misappropriate any client funds, the reputation of our asset management business could be negatively affected, which may result in the loss of accounts and have a material adverse effect on our results of operations and financial condition.
We may not be able to successfully implement future information technology system enhancements, which could adversely affect our business operations and profitability.
We invest significant resources in information technology system enhancements in order to provide functionality and security at an appropriate level. We may not be able to successfully implement and integrate future system enhancements, which could adversely impact the ability to provide timely and accurate financial information in compliance with legal and regulatory requirements and result in possible sanctions from regulatory authorities. Such sanctions could include fines and suspension of trading in our stock, among others. In addition, future system enhancements could have higher than expected costs and/or result in operating inefficiencies, which could increase the costs associated with the implementation as well as ongoing operations.
Failure to properly utilize system enhancements that are implemented in the future could result in impairment charges that adversely impact our financial condition and results of operations and could result in significant costs to remediate or replace the defective components. In addition, we may incur significant training, licensing, maintenance, consulting and amortization expenses during and after systems implementations, and any such costs may continue for an extended period of time.
We rely on other companies to provide key components of our business infrastructure.
Third party vendors provide key components of our business infrastructure such as internet connections, network access and core application processing. While we have selected these third party vendors carefully, using established criteria and complying with applicable regulatory guidance to evaluate each vendor’s overall risk profile, capabilities, financial stability, and internal control environment, we do not control their daily business environment and actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers, impair our ability to conduct our business efficiently and effectively, and/or result in regulatory action, financial loss, litigation, and loss of reputation. Replacing these third party vendors could also entail significant delay and expense.
We face continuing and growing security risks to our information base, including the information we maintain relating to our customers.
In the ordinary course of business, we rely on electronic communications and information systems to conduct our business and to store sensitive data, including our confidential information and financial and personal information regarding customers. Our electronic communications and information systems infrastructure could be susceptible to cyberattacks, hacking, identity theft, computer viruses, malicious code, phishing attacks, terrorist activity or other information security breaches. This risk has increased significantly due to the use of online, telephonic and mobile banking channels by clients and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. We have implemented and regularly review and update extensive systems of internal controls and procedures as well as corporate governance policies and procedures intended to protect our business operations, including the security and privacy of all confidential customer information. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs. No matter how well designed or implemented our controls are, we cannot provide an absolute guarantee to protect our business operations from every type of problem in every situation. A failure or circumvention of these controls could have a material adverse effect on our business operations and financial condition.
We regularly assess and test our security systems and disaster preparedness, including back-up systems, but the risks are substantially escalating. As a result, cybersecurity and the continued enhancement of our controls and processes to protect our systems, data and networks from attacks, unauthorized access or significant damage remain a priority. Accordingly, we may be required to expend additional resources to enhance our protective measures or to investigate and remediate any information security vulnerabilities or exposures. Any breach of our system security could result in disruption of our operations, unauthorized access to confidential customer information, violations of applicable privacy and other laws, significant regulatory costs, litigation exposure and other possible damages, loss or liability. Such costs or losses could exceed the amount of our available insurance coverage, if any, and would adversely affect our earnings. Also, any failure to prevent a security breach or to quickly and effectively deal with such a breach could negatively impact customer confidence, damaging our reputation and undermining our ability to attract and keep customers.
We are subject to extensive and expanding government regulation and supervision, which can lead to costly enforcement actions while increasing the cost of doing business and limiting our ability to generate revenue.
The financial services industry is facing more intense scrutiny from bank supervisors in the examination process and more aggressive enforcement of regulations on both the federal and state levels, particularly with respect to mortgage-related practices and other consumer compliance matters, and compliance with anti-money laundering, BSA and OFAC regulations, and economic sanctions against certain foreign countries and nationals. Enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations; however, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there were systems and procedures designed to ensure compliance in place at the time. Failure to comply with these and other regulations, and supervisory expectations related thereto, may result in fines, penalties, lawsuits, regulatory sanctions, reputational damage, or restrictions on our business.
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
To the extent that we acquire or seek to acquire other companies in the future, our business may be negatively impacted by certain risks inherent in such acquisitions.
We continue to consider the acquisition of other private banking, wealth management and trust, investment management, and wealth advisory companies as well as companies with other potential capabilities in the financial services industry. To the extent that we acquire or seek to acquire other companies in the future, our business may be negatively impacted by certain risks inherent in such acquisitions. These risks include, but are not limited to, the following:

•	the risk that we will incur substantial expenses in pursuing potential acquisitions without completing such acquisitions;

•	the risk that we may lose key clients or employees of the acquired business as a result of the change of ownership to us;

•	the risk that the acquired business will not perform in accordance with our expectations;

•
the risk that difficulties will arise in connection with the integration of the operations of the acquired business with our existing businesses, particularly to the extent we may enter new geographic markets;

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
Generally, the acquirer in a business combination is willing to pay more for a business than the sum of the fair values of the individual assets and liabilities because of other inherent value associated with an assembled business. The resulting excess of the consideration transferred over the net fair value of the acquisition-date amounts of the identifiable assets acquired and liabilities assumed, is recognized as goodwill. An essential part of the acquisition method is the recognition and measurement of identifiable intangible assets, separate from goodwill, at fair value. At December 31, 2016, our goodwill and net intangible assets totaled $169.3 million.
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
If we determine goodwill or intangible assets are impaired, we will be required to write down the value of these assets. In December 2016, we incurred a pre-tax $9.5 million goodwill impairment charge at Boston Private Wealth as part of our annual impairment testing. We cannot assure you that we will not be required to take further impairment charges in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results.
Net outflows of assets under management at Anchor and Boston Private Wealth in recent years have negatively impacted their financial results. In addition, any decline in the U.S. equity markets would have a further negative impact on assets under management at these firms. If net outflows at these firms continue and/or the U.S. equity markets decline, the risk of impairment will increase. In addition to current financial results, other information such as forecasted earnings and market comparisons for these types of firms is used to determine the fair value of these firms and whether there is indication of impairment.
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

Material negative changes in the assumptions or inputs in to the valuation models will increase the risk of impairment. The Company will continue to monitor the events and circumstances at Anchor, Boston Private Wealth, and its other subsidiaries with goodwill and/or intangibles for indication of a triggering event that would necessitate impairment testing prior to the usual testing in the fourth quarter.
Our deferred tax assets may not ultimately be realized or our tax positions may be subject to challenge by taxing authorities.
Our deferred tax assets may provide significant future tax savings. Our use of these deferred tax benefits may depend on a number of factors including our ability to generate significant future taxable income; the character of that income (ordinary versus capital); the absence of a future ownership change that could limit or eliminate the tax benefits; the acceptance by the taxing authorities of the positions taken on our tax returns as to the amount and timing of our income and expenses; and future changes in laws or regulations relating to tax credits, tax deductions, and net operating losses. At December 31, 2016, our net deferred tax assets were $55.5 million. If corporate federal and or state tax rates increase or decrease from the current rates, we would be required to revalue the net deferred tax assets at the new rates. A decrease in tax rates would require us to revalue the net deferred tax assets lower with a corresponding income tax expense. An increase in tax rates would require us to revalue the net deferred tax assets higher with a corresponding income tax benefit.
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
Differences in interpretation of tax laws and regulations and any potential resulting litigation may adversely impact our financial statements.

Local, state or federal tax authorities may interpret tax laws and regulations differently than we do and challenge tax positions that we have taken on tax returns. This may result in differences in the treatment of revenues, deductions, credits and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest or penalties that could have a material adverse effect on our results.

Risks Related to Our Liquidity
We are a holding company and depend on our subsidiaries for dividends.
We are a legal entity that is separate and distinct from the Bank and our other subsidiaries and depend on dividends from those entities to fund dividend payments on our common and preferred stock, to fund share repurchases, and to fund all payments on our other obligations. Our revenue (on a parent-only basis) is derived primarily from dividends paid to us by the Bank and our other subsidiaries. Our right, and consequently the right of our shareholders, to participate in any distribution of the assets or earnings of the Bank and our other subsidiaries through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the Bank (including depositors) and our other subsidiaries, except to the extent that certain claims of ours in a creditor capacity may be recognized.
Holders of our common stock are entitled to receive dividends only when, as, and if declared by our board of directors. Although we have historically declared cash dividends on our common and preferred stock, we are not required to do so. Our board of directors may reduce or eliminate our common stock dividend in the future. Further, if we do not pay dividends on our preferred stock, we may not pay any dividends on our common stock. The Federal Reserve has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. Additionally, the FDIC has the authority to use its enforcement powers to prohibit the Bank from paying us dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. The current capital regulations require banks and bank holding companies to maintain a 2.5% common equity Tier 1 capital conservation buffer above the minimum risk-based capital requirements for adequately capitalized institutions to avoid restrictions on the ability to pay dividends, discretionary bonuses, and to engage in share repurchases. The Company and the Bank met these requirements as of December 31, 2016. A reduction or elimination of dividends could adversely affect the market price of our common stock. See Part I. Item 1. “Business - Supervision and Regulation - Dividend Restrictions” and “Business - Supervision and Regulation - Regulatory Capital Requirements.”

Risks Related to Our Common Stock
Future capital offerings may adversely affect the market price of our common stock.
In the future, we may attempt to increase our capital resources or, if our or the Bank’s capital ratios fall below required minimums, we or the Bank could be required to raise additional capital by making additional offerings of debt, common or preferred stock, or senior or subordinated notes. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock.
Additional future equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings.
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
The market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	quarterly variations in our operating results or the quality of our assets;

•	operating results that vary from the expectations of management, securities analysts, and investors;

•	changes in expectations as to our future financial performance;

•	announcements of innovations, new products, strategic developments, significant contracts, litigation, acquisitions, and other material events by us or our competitors;

•	the operating and securities price performance of other companies that investors believe are comparable to us;

•	our past and future dividend and share repurchase practices;

•	future sales of our equity or equity-related securities; and

•	changes in global financial markets and global economies and general market conditions, such as interest rates, stock, commodity or real estate valuations or volatility.
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

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 2.PROPERTIES
The Company and its subsidiaries primarily conduct operations in leased premises; however, the Bank owns the building in which one of its offices is located. The Bank leases the land upon which this building is located. The Company’s headquarters is located at Ten Post Office Square, Boston, Massachusetts. The premises for our Wealth and Investment affiliates are generally located in the vicinity of the headquarters of such affiliates. See “Private Banking,” “Wealth Management and Trust,” “Investment Management,” and “Wealth Advisory” in Part I. Item 1. “Business - General” for further detail.
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

I.Market for Common Stock
The Company’s common stock, par value $1.00 per share, is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “BPFH.” At February 24, 2017, there were 83,865,653 shares of common stock outstanding. The number of holders of record of the Company’s common stock as of February 24, 2017 was 1,006. The closing price of the Company’s common stock on February 24, 2017 was $17.05.
The following table sets forth the high and low sale prices for the Company’s common stock for the periods indicated, as reported by NASDAQ:

	High	Low
Year ended December 31, 2016
Fourth Quarter	$16.90	$12.45
Third Quarter	$13.02	$11.20
Second Quarter	$12.81	$10.77
First Quarter	$11.62	$9.34
Year ended December 31, 2015
Fourth Quarter	$12.47	$10.77
Third Quarter	$13.66	$11.30
Second Quarter	$13.82	$11.93
First Quarter	$13.57	$10.55

II.Dividends
The Company paid dividends on its common stock of $0.40 and $0.36 in 2016 and 2015, respectively. On January 18, 2017, the Company announced an increase in its quarterly dividend from $0.10 per share to $0.11 per share for the fourth quarter of 2016.
The Company is a legal entity separate and distinct from its subsidiaries. These subsidiaries are the principal assets of the Company and, as such, provide the main source of payment of dividends by the Company. See Part I. Item 1. “Business - Supervision and Regulation - Dividend Restrictions,” which is incorporated by reference herein, for a discussion of statutory restrictions on the payment of dividends by the Company and the Bank. The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. There are no such comparable statutory restrictions on the Company’s Investment Managers’ and Wealth Advisors’ ability to pay dividends.

III.Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding securities authorized for issuance under our equity compensation plans will be included in the definitive Proxy Statement (the “Proxy Statement”) for the 2017 Annual Meeting of Shareholders to be held on April 27, 2017 and is incorporated herein by reference.

IV.Recent Sales of Unregistered Securities
None.

V.Issuer Repurchases
The Company received a notice of non-objection from the Federal Reserve for a share repurchase program of up to $20 million of the Company’s outstanding common shares. Under the program, shares may be repurchased from time to time in the open market for a two-year period. The Company’s board of directors approved the program on January 27, 2016.

	Issuer Purchases of Equity Securities
Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum approximate dollar value of shares that may yet be purchased under the plans
October 1 - 31, 2016	70,400	$12.91	754,842	$11,055,274
November 1 - 30, 2016	30,700	12.80	785,542	10,661,737
December 1 - 31, 2016	—	n/a	785,542	10,661,737
Total	101,100	$12.88	785,542	$10,661,737

VI.Performance Graph
The Total Return Performance Graph set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company’s common stock, based on the market price of the Company’s common stock, with the total return on companies within the NASDAQ Composite Index and companies within the SNL $5B-$10B Bank Index. The calculation of cumulative return assumes a $100 investment in the Company’s common stock, the NASDAQ Composite Index, and the SNL $5B-$10B Bank Index on December 31, 2011. It also assumes that all dividends are reinvested during the relevant periods.
___________
Source: SNL

	Year Ending December 31,
	2011	2012	2013	2014	2015	2016
BPFH	$100.00	$113.98	$163.36	$178.93	$155.21	$234.45
NASDAQ Composite Index	100.00	117.45	164.57	188.84	201.98	219.89
SNL Bank $5B-$10B	100.00	117.63	181.48	186.94	212.96	305.09

ITEM 6.SELECTED FINANCIAL DATA
The following table represents selected financial data for the last five fiscal years ended December 31, 2016. The data set forth below does not purport to be complete. It should be read in conjunction with, and is qualified in its entirety by, the more detailed information appearing elsewhere herein, including the Company’s Consolidated Financial Statements and related notes. All items presented below, if applicable, have been adjusted for discontinued operations related to the divestiture of Davidson Trust Company in 2012.

	2016	2015	2014	2013	2012
At December 31:		(In thousands, except share data)
Total balance sheet assets	$7,970,474	$7,542,508	$6,797,874	$6,437,109	$6,465,005
Loans held for sale	3,464	8,072	7,099	6,123	308,390
Total loans (excluding loans held for sale)	6,114,354	5,719,212	5,269,936	5,112,459	4,814,136
Allowance for loan losses	78,077	78,500	75,838	76,371	84,057
Cash and investments (1)	1,507,845	1,474,737	1,175,610	1,034,236	1,050,025
Goodwill and intangible assets	169,279	185,089	191,800	130,784	135,054
Deposits	6,085,146	6,040,437	5,453,879	5,110,370	4,885,059
Deposits held for sale	—	—	—	—	194,084
Borrowed funds	980,192	625,902	507,009	575,970	668,087
Total shareholders’ equity	768,481	746,613	703,911	633,688	603,102
Nonperforming assets	19,005	27,347	45,111	45,538	64,361
Net loans (charged-off)/ recovered	6,512	4,217	5,867	2,314	(8,757)
Assets under management and advisory:
Wealth Management and Trust	$7,008,000	$7,976,000	$9,274,000	$4,565,000	$3,941,000
Investment Management	10,571,000	9,952,000	10,772,000	10,401,000	8,444,000
Wealth Advisory	9,989,000	9,688,000	9,883,000	9,336,000	8,052,000
Inter-company relationships	(11,000)	(21,000)	(22,000)	(22,000)	(20,000)
Total assets under management and advisory	$27,557,000	$27,595,000	$29,907,000	$24,280,000	$20,417,000
For The Year Ended December 31:
Net interest income	$200,438	$185,770	$179,701	$174,018	$183,276
Provision/ (credit) for loan losses	(6,935)	(1,555)	(6,400)	(10,000)	(3,300)
Net interest income after provision/ (credit) for loan losses	207,373	187,325	186,101	184,018	186,576
Fees and other income	158,787	161,169	140,798	136,341	115,113
Operating expense excluding restructuring and impairment of goodwill	253,408	251,457	226,390	220,705	226,085
Restructuring expense	2,017	3,724	739	—	5,911
Impairment of goodwill	9,528	—	—	—	—
Income from continuing operations before income taxes	101,207	93,313	99,770	99,654	69,693
Income tax expense	30,963	30,392	32,365	32,963	20,935
Net income from continuing operations	70,244	62,921	67,405	66,691	48,758
Net income from discontinued operations	5,541	6,411	6,160	7,792	7,635
Less: Net income attributable to noncontrolling interests	4,157	4,407	4,750	3,948	3,122
Net income attributable to the Company	$71,628	$64,925	$68,815	$70,535	$53,271
(Continued)

	2016	2015	2014	2013	2012
At December 31:		(In thousands, except share data)
Per Share Data:
Total diluted earnings per share	$0.81	$0.74	$0.80	$0.68	$0.61
Diluted earnings per share from continuing operations	$0.74	$0.66	$0.72	$0.59	$0.52
Weighted average basic common shares outstanding	81,264,273	80,885,253	78,921,480	77,373,817	76,019,991
Weighted average diluted common shares outstanding	83,209,126	83,393,090	81,308,144	78,753,524	76,973,516
Cash dividends per share	$0.40	$0.36	$0.32	$0.24	$0.04
Book value per share (2)	$8.61	$8.38	$7.91	$7.34	$6.92
Selected Operating Ratios:
Return on average assets	0.95%	0.91%	1.04%	1.13%	0.84%
Return on average common equity (3)	9.44%	9.01%	10.56%	11.73%	9.16%
Return on average tangible common equity (3)	13.38%	13.34%	14.45%	15.83%	12.62%
Efficiency ratio, FTE Basis (non-GAAP) (4)	66.91%	68.37%	67.19%	67.90%	72.27%
Net interest margin (5)	2.93%	2.92%	2.98%	3.05%	3.22%
Total fees and other income/ total revenue (6)	44.20%	46.45%	43.93%	43.93%	38.58%
Asset Quality Ratios:
Nonaccrual loans (excluding loans held for sale) to total loans (excluding loans held for sale)	0.28%	0.46%	0.84%	0.88%	1.26%
Nonperforming assets to total assets	0.24%	0.36%	0.66%	0.71%	1.00%
Allowance for loan losses to total loans (excluding loans held for sale)	1.28%	1.37%	1.44%	1.49%	1.75%
Allowance for loan losses to nonaccrual loans (excluding loans held for sale)	4.51	2.95	1.72	1.71	1.38
Other Ratios:
Dividend payout ratio	49%	49%	40%	35%	7%
Total equity to total assets ratio	9.64%	9.90%	10.35%	9.84%	9.33%
Tangible common equity to tangible assets ratio (non-GAAP) (7)	6.98%	6.98%	7.03%	7.22%	7.39%
Tier 1 common equity/ risk weighted assets (7)	10.00%	9.80%	9.24%	9.93%	8.73%
____________
nm - not meaningful

(1)	Cash and investments includes the following line items from the consolidated balance sheets: cash and cash equivalents, investment securities, and stock in Federal Home Loan Banks.

(2)	Book value per share is calculated by reducing the Company’s total equity by the preferred stock balance, then dividing that value by the total common shares outstanding as of the end of that period.

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
Reconciliations from the Company’s GAAP Return on Average Equity ratio to the Non-GAAP Return on Average Common Equity ratio, and the Non-GAAP Return on Average Tangible Common Equity ratio are presented below:

	2016	2015	2014	2013	2012
	(In thousands)
Total average shareholders’ equity	$769,617	$729,489	$666,216	$615,795	$579,990
LESS: Average Series D preferred stock (non-convertible)	(47,753)	(47,753)	(47,753)	(33,921)	—
Average common equity (non-GAAP)	721,864	681,736	618,463	581,874	579,990
LESS: Average goodwill and intangible assets, net	(181,976)	(188,533)	(144,658)	(132,908)	(136,486)
Average Tangible Common Equity (non-GAAP)	539,888	493,203	473,805	448,966	443,504

Net income attributable to the Company	$71,628	$64,925	$68,815	$70,535	$53,271
Less: Dividends on Series D preferred stock	(3,475)	(3,475)	(3,475)	(2,297)	—
Common net income (non-GAAP)	68,153	61,450	65,340	68,238	53,271
ADD: Amortization of intangibles, net of tax (35%)	4,083	4,362	3,143	2,813	2,840
Tangible common net income (non-GAAP)	$72,236	$65,812	$68,483	$71,051	$56,111

Return on Average Equity	9.31%	8.90%	10.33%	11.45%	9.16%
Return on Average Common Equity (non-GAAP)	9.44%	9.01%	10.56%	11.73%	9.16%
Return on Average Tangible Common Equity (non-GAAP)	13.38%	13.34%	14.45%	15.83%	12.62%

(4)
The Company uses certain non-GAAP financial measures, such as the Efficiency Ratio on a Fully Taxable Equivalent (“FTE”) basis, to provide information for investors to effectively analyze financial trends of ongoing business activities, and to enhance comparability with peers across the financial sector.

The Company calculates the Efficiency Ratio, FTE basis, by reducing operating expenses by amortization of intangibles, impairment of goodwill, and restructuring expense and increasing total revenue by the FTE adjustment. A reconciliation from the Unadjusted Efficiency Ratio to the Efficiency Ratio, FTE Basis, as Adjusted, is presented below:

	2016	2015	2014	2013	2012
	(In thousands)
Total operating expense (GAAP)	$264,953	$255,181	$227,129	$220,705	$231,996
Less: Amortization of intangibles	6,282	6,711	4,836	4,327	4,369
Less: Goodwill impairment	9,528	—	—	—	—
Less: Restructuring expense	2,017	3,724	739	—	5,911
Total operating expense (excluding amortization of intangibles, goodwill impairment, and restructuring) (non-GAAP)	$247,126	$244,746	$221,554	$216,378	$221,716

Net interest income	$200,438	$185,770	$179,701	$174,018	$183,276
Fees and other income	158,787	161,169	140,798	136,341	115,113
FTE income	10,130	11,035	9,249	8,326	8,384
Total revenue (FTE basis)	$369,355	$357,974	$329,748	$318,685	$306,773
Efficiency Ratio, unadjusted, before FTE revenue, deduction of amortization of intangibles, goodwill impairment, and restructuring expense	73.76%	73.55%	70.87%	71.11%	77.75%
Efficiency Ratio, FTE Basis excluding amortization of intangibles, goodwill impairment, and restructuring expense	66.91%	68.37%	67.19%	67.90%	72.27%

(5)	Net interest margin represents net interest income on a fully-taxable equivalent basis as a percent of average interest-earning assets.

(6)	Total revenue is defined as net interest income plus fees and other income.

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
A reconciliation from the Company’s GAAP Total Shareholders’ Equity to Total Assets ratio to the Non-GAAP Tangible Common Equity to Tangible Assets ratio and to the Non-GAAP Tier 1 Common Equity to Risk Weighted Assets ratio is presented below:

	2016	2015	2014	2013	2012
	(In thousands)
Total balance sheet assets	$7,970,474	$7,542,508	$6,797,874	$6,437,109	$6,465,005
LESS: Goodwill and intangible assets, net	(169,279)	(185,089)	(191,800)	(130,784)	(135,054)
Tangible assets (non-GAAP)	$7,801,195	$7,357,419	$6,606,074	$6,306,325	$6,329,951
Total shareholders’ equity	$768,481	$746,613	703,911	633,688	603,102
LESS: Goodwill and intangible assets, net	(169,279)	(185,089)	(191,800)	(130,784)	(135,054)
Series D Preferred Stock (non-convertible)	(47,753)	(47,753)	(47,753)	(47,753)	—
Total adjustments	(217,032)	(232,842)	(239,553)	(178,537)	(135,054)
Tangible Common Equity (non-GAAP)	$551,449	$513,771	$464,358	$455,151	$468,048
Total Equity/Total Assets	9.64%	9.90%	10.35%	9.84%	9.33%
Tangible Common Equity/Tangible Assets (non-GAAP)	7.07%	6.98%	7.03%	7.22%	7.39%

Total Risk Weighted Assets (a)	$5,716,037	$5,449,239	$5,073,973	$4,668,531	$4,627,791
Tier 1 Common Equity (a)	$571,663	$534,241	$468,902	$463,627	$404,088
Tier 1 Common Equity/ Risk Weighted Assets (a)	10.00%	9.80%	9.24%	9.93%	8.73%
____________

(a)
Risk Weighted Assets were calculated under the regulatory rules in effect at the time of the original filing of the Federal Reserve report for the respective periods. Components of Tier 1 Common Equity, for all years presented, are based on the capital rules currently in effect.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements, the notes thereto, and other statistical information included in this annual report.

Executive Summary
The Company offers a wide range of private banking and wealth management services to high net worth individuals, families, businesses and select institutions through its four reportable segments: Private Banking, Wealth Management and Trust, Investment Management, and Wealth Advisory. This Executive Summary provides an overview of the most significant aspects of our operating segments and the Company’s operations in 2016. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.
Net income attributable to the Company was $71.6 million for the year ended December 31, 2016, compared to net income attributable to the Company of $64.9 million in 2015 and $68.8 million in 2014. The Company recognized diluted earnings per share of $0.81 for the year ended December 31, 2016, compared to diluted earnings per share of $0.74 in 2015 and $0.80 in 2014.
Key items that affected the Company’s 2016 results include:

▪
Net interest income for the year ended December 31, 2016 was $200.4 million, an increase of $14.7 million, or 8%, compared to 2015. The 2016 increase was due to higher volume in the investment and loan portfolios, lower rates paid on borrowings, and higher yields on investments. This was partially offset by lower average yields on loans and an increase in the average volume of interest-bearing deposits and borrowings. Net interest margin (“NIM”) increased one basis point to 2.93% in 2016 from 2.92% in 2015, after decreasing six basis points from 2.98% in 2014.

▪
Recurring fees and income, which includes investment management fees, wealth advisory fees, wealth management and trust fees, other banking fee income, and gain on sale of loans, net, for the year ended December 31, 2016 were $151.7 million, a decrease of $5.4 million, or 3%, from 2015. The 2016 decrease was due to decreases in wealth management and trust fees and investment management fees, partially offset by increases in other banking fee income.

▪
The Company recorded a credit to the provision for loan losses of $6.9 million for the year ended December 31, 2016, compared to a credit to the provision for loan losses of $1.6 million in 2015. The 2016 credit to the provision for loan losses was primarily due to net recoveries, a decline in loss factors and a reduction in criticized loans, partially offset by the mix in the loan portfolio and loan growth.

▪
The Company recorded total operating expenses of $265.0 million for the year ended December 31, 2016, compared to total operating expenses of $255.2 million in 2015. Excluding goodwill impairment and restructuring charges in 2016 and restructuring charges in 2015, total operating expenses increased $2.0 million, or 1% in 2016 from 2015. Increases in salaries and employee benefits, occupancy and equipment, and contract services expenses were partially offset by decreases in marketing and business development, professional fees, and other expenses.

▪
Assets under management and advisory (“AUM”) remained flat during 2016 at $27.6 billion due to negative net flows of $1.5 billion and the disposition of certain accounts amounting to $0.4 billion, offset by market appreciation of $1.9 billion. Negative net flows were seen in all three wealth management segments.

Private Banking
The following table presents a summary of selected financial data for the Private Banking segment for 2016, 2015, and 2014.

	As of and for the year ended December 31,			2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
	(In thousands)
Net interest income	$202,702	$189,501	$183,424	$13,201	7%	$6,077	3%
Fees and other income	18,947	11,352	10,617	7,595	67%	735	7%
Total revenues	221,649	200,853	194,041	20,796	10%	6,812	4%
Provision/ (credit) for loan losses	(6,935)	(1,555)	(6,400)	(5,380)	nm	4,845	(76)%
Operating expenses	125,116	116,575	111,901	8,541	7%	4,674	4%
Income before income taxes	103,468	85,833	88,540	17,635	21%	(2,707)	(3)%
Income tax expense	33,120	27,844	29,032	5,276	19%	(1,188)	(4)%
Net income attributable to the Company	$70,348	$57,989	$59,508	$12,359	21%	$(1,519)	(3)%
Total loans	$6,114,354	$5,719,212	$5,269,936	$395,142	7%	$449,276	9%
Assets	$7,816,671	$7,361,202	$6,611,191	$455,469	6%	$750,011	11%
Deposits (1)	$6,161,118	$6,109,921	$5,518,980	$51,197	1%	$590,941	11%
____________
nm - not meaningful

(1)	Deposits presented in this table do not include intercompany eliminations related to deposits in the Bank from Wealth and Investment affiliates or the Holding Company.
The Company’s Private Banking segment reported net income attributable to the Company of $70.3 million in the year ended December 31, 2016, compared to net income attributable to the Company of $58.0 million in 2015 and $59.5 million in 2014. The $12.4 million, or 21%, increase in 2016 was due to increased net interest income, increased banking fee income, a higher credit to the provision for loan losses, and a $2.9 million gain on sale of offices in Southern California, partially offset by increased operating expenses, including in particular higher salaries and employee benefits and occupancy and equipment expenses. The 2015 decrease in net income was due to a lower credit to the provision for loan losses and increased operating expenses, including in particular higher salaries and employee benefits, occupancy and equipment, and marketing and business development expenses, partially offset by higher net interest income.
Total loans at the Bank increased $0.4 billion, or 7%, to $6.1 billion, or 78% of total assets at the Bank, at December 31, 2016 from $5.7 billion, or 78% of total assets at the Bank, at December 31, 2015. A discussion of the Company’s loan portfolio can be found below in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio and Credit Quality.”
Deposits at the Bank increased $0.1 billion, or 1%, to $6.2 billion in 2016 from $6.1 billion in 2015. A discussion of the Company’s deposits can be found below in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition.”

Wealth Management and Trust
The following table presents a summary of selected financial data for the Wealth Management and Trust segment for 2016, 2015, and 2014.

	As of and for the year ended December 31,			2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
	(In thousands)
Wealth management and trust fees	$43,980	$51,309	$34,582	$(7,329)	(14)%	$16,727	48%
Other income	421	2,027	2	(1,606)	(79)%	2,025	nm
Total revenues	44,401	53,336	34,584	(8,935)	(17)%	18,752	54%
Operating expenses, before restructuring and impairment of goodwill	53,299	50,750	28,662	2,549	5%	22,088	77%
Restructuring expense	2,017	3,724	739	(1,707)	(46)%	2,985	nm
Impairment of goodwill	9,528	—	—	9,528	nm	—	nm
Total operating expenses	64,844	54,474	29,401	10,370	19%	25,073	85%
Income/ (loss) before income taxes	(20,443)	(1,138)	5,183	(19,305)	nm	(6,321)	nm
Income tax expense/ (benefit)	(8,279)	(350)	2,201	(7,929)	nm	(2,551)	nm
Net income/ (loss) attributable to the Company	$(12,164)	$(788)	$2,982	$(11,376)	nm	$(3,770)	nm
AUM	$7,008,000	$7,976,000	$9,274,000	$(968,000)	(12)%	$(1,298,000)	(14)%
____________
nm - not meaningful
The Company’s Wealth Management and Trust segment reported a net loss attributable to the Company of $12.2 million in the year ended December 31, 2016, compared to a net loss attributable to the Company of $0.8 million in 2015 and net income attributable to the Company $3.0 million in 2014. The 2016 net loss was primarily due to a $9.5 million goodwill impairment charge and a $7.3 million decrease in wealth management and trust fee revenue due to the decrease in AUM. Additionally, there were increases in salaries and employee benefits expense and occupancy and equipment expense, partially offset by lower restructuring expense. The year ended December 31, 2015 was the first full year of the integration of the Bank’s wealth management business and Banyan. The decrease in net income in 2015 was primarily related to lower revenue as a result of employee turnover and the related loss of clients who followed the departed employees. In addition, there were increased operating expenses for legal fees, employee retention, restructuring expenses, and amortization of intangible assets. Also in 2015, the $2.0 million liability for contingent consideration recorded upon acquisition of Banyan was reversed and recorded as other income, which was not repeated in 2016.
AUM decreased $1.0 billion, or 12%, to $7.0 billion at December 31, 2016 from $8.0 billion at December 31, 2015. In 2016, the decrease in AUM was primarily the result of net outflows of $0.7 billion and the disposition of $0.4 billion of certain accounts, partially offset by market appreciation of $0.1 billion. In 2015, the decrease in AUM was primarily the result of net outflows of $1.1 billion and negative market action of $0.1 billion. Additionally, AUM decreased $0.1 billion due to the disposition of certain accounts in the fourth quarter of 2015.

Investment Management
The following table presents a summary of selected financial data for the Investment Management segment for 2016, 2015, and 2014.

	As of and for the year ended December 31,			2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
	(In thousands)
Investment management fees	$44,410	$45,694	$47,123	$(1,284)	(3)%	$(1,429)	(3)%
Other income and net interest income	49	15	18	34	nm	(3)	(17)%
Total revenues	44,459	45,709	47,141	(1,250)	(3)%	(1,432)	(3)%
Operating expenses	32,863	33,690	34,848	(827)	(2)%	(1,158)	(3)%
Income before income taxes	11,596	12,019	12,293	(423)	(4)%	(274)	(2)%
Income tax expense	3,789	3,956	4,078	(167)	(4)%	(122)	(3)%
Noncontrolling interests	2,077	2,265	2,519	(188)	(8)%	(254)	(10)%
Net income attributable to the Company	$5,730	$5,798	$5,696	$(68)	(1)%	$102	2%
AUM	$10,571,000	$9,952,000	$10,772,000	$619,000	6%	$(820,000)	(8)%
The Company’s Investment Management segment reported net income attributable to the Company of $5.7 million in the year ended December 31, 2016, compared to net income attributable to the Company of $5.8 million in 2015 and $5.7 million in 2014. The $0.1 million, or 1%, decrease in 2016 was primarily due to a decrease in investment management fee revenue, partially offset by a decrease in operating expenses, including in particular salaries and employee benefits expense and intangible amortization. The decrease in investment management fees was due to the timing of changes in AUM during the year and when fees are billed.
AUM increased $0.6 billion, or 6%, to $10.6 billion at December 31, 2016 from $10.0 billion at December 31, 2015. In 2016, the increase in AUM was primarily the result of market appreciation of $1.3 billion, partially offset by net outflows of $0.7 billion. In 2015, the decrease in AUM was primarily the result of net outflows of $0.7 billion and negative market action of $0.1 billion.

Wealth Advisory
The following table presents a summary of selected financial data for the Wealth Advisory segment for 2016, 2015, and 2014.

	As of and for the year ended December 31,			2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
	(In thousands)
Wealth advisory fees	$50,581	$50,437	$48,082	$144	—%	$2,355	5%
Other income and net interest income	121	127	127	(6)	(5)%	—	—%
Total revenues	50,702	50,564	48,209	138	—%	2,355	5%
Operating expenses	34,791	35,379	33,213	(588)	(2)%	2,166	7%
Income before income taxes	15,911	15,185	14,996	726	5%	189	1%
Income tax expense	6,084	5,819	5,653	265	5%	166	3%
Noncontrolling interests	2,080	2,138	2,189	(58)	(3)%	(51)	(2)%
Net income attributable to the Company	$7,747	$7,228	$7,154	$519	7%	$74	1%
AUM	$9,989,000	$9,688,000	$9,883,000	$301,000	3%	$(195,000)	(2)%
The Company’s Wealth Advisory segment reported net income attributable to the Company of $7.7 million in the year ended December 31, 2016, compared to net income attributable to the Company of $7.2 million in 2015 and 2014. Decreases in operating expenses in 2016, including in particular professional fees and intangible amortization, as well as increased wealth advisory fee revenue led to the 7% increase net income attributable to the Company.

AUM increased $0.3 billion, or 3%, to $10.0 billion at December 31, 2016 from $9.7 billion at December 31, 2015. In 2016, the increase in AUM was the result of market appreciation of $0.4 billion, partially offset by net outflows of $0.1 billion. In 2015, the decrease in AUM was the result of negative market action of $0.1 billion and net outflows of $0.1 billion.
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
Allowance for Loan and Lease Losses
The allowance for loan losses (“allowance”) is an estimate of the inherent risk of loss in the loan portfolio as of the consolidated balance sheet dates. Management estimates the level of the allowance based on all relevant information available. Changes to the required level in the allowance result in either a provision for loan loss expense, if an increase is required, or a credit to the provision, if a decrease is required. Loan losses are charged to the allowance when available information confirms that specific loans, or portions thereof, are uncollectible. Recoveries on loans previously charged-off are credited to the allowance when received in cash.
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
The allowance consists of three primary components: general reserves on pass graded loans, allocated reserves on non-impaired special mention and substandard loans, and the specific reserves on impaired loans. The calculation of the allowance involves a high degree of management judgment and estimates designed to reflect the inherent risk of loss in the loan portfolio at the measurement date.
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
A loan is considered impaired in accordance with ASC 310 when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured based on the fair value of the loan, expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, impairment may be determined based upon the observable market price of the loan, or the fair value of the collateral, less estimated costs to sell, if the loan is “collateral dependent.” A loan is collateral dependent if repayment of the loan is expected to be provided solely by the underlying collateral or sale of the underlying collateral. For collateral dependent loans, appraisals are generally used to determine the fair value. When a collateral dependent loan becomes impaired, an updated appraisal of the collateral is obtained, if appropriate. Appraised values are generally discounted for factors such as the Bank’s intention to liquidate the property quickly in a foreclosure sale or the date when the appraisal was performed if the Bank believes that collateral values have declined since the date the appraisal was done. The Bank may use a broker opinion of value in addition to an appraisal to validate the appraised value. In certain instances, the Bank may consider broker opinions of value as well as other qualitative factors while an appraisal is being prepared.
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
In addition to the three primary components of the allowance for loan losses discussed above (general reserve, allocated reserves on non-impaired special mention and substandard loans, and the specific reserves on impaired loans), the Bank may also maintain an insignificant amount of additional allowance for loan losses (the unallocated allowance for loan losses). The unallocated reserve reflects the fact that the allowance for loan losses is an estimate and contains a certain amount of imprecision risk. It represents risks identified by Management that are not already captured in the qualitative factors discussed above. The unallocated allowance for loan losses is not considered significant by the Company and will remain at zero unless additional risk is identified.
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

BPFH has three reportable segments that have goodwill: Wealth Management and Trust, Investment Management, and Wealth Advisory. Boston Private Wealth is the only reporting unit within the Wealth Management and Trust segment. Anchor and DGHM are the reporting units within Investment Management. DGHM does not have any remaining goodwill. BOS and KLS are the reporting units within the Wealth Advisory segment. Because discrete financial information is available and segment management regularly reviews the operating results of Anchor, KLS, and BOS, they are all considered individual reporting units.
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
Income Tax Estimates
The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”). The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting basis for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes for a change in tax rates is recognized in income tax expense/ (benefit) in the period that includes the enactment date. Valuation allowances on deferred tax assets are estimated based on our assessment of the realizability of such amounts. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets.
In accordance with ASC 740, deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of the tax benefit depends upon the existence of sufficient taxable income of the appropriate character within the carry-back and carry-forward periods.
Management considered the following items in evaluating the need for a valuation allowance:

▪	Cumulative pre-tax income, as adjusted for permanent book-to-tax differences, during the 2014 through 2016 period.

▪	Deferred tax assets are expected to reverse in periods when there will be taxable income.

▪	The Company projects sufficient future taxable income to be generated by operations during the available carryforward period.

▪	Certain tax planning strategies are available, such as reducing investments in tax-exempt securities.

▪	The Company has not had any operating loss or tax credit carryovers expiring unused in recent years.
The Company believes that it is more likely than not that the net deferred tax asset as of December 31, 2016 will be realized based upon the ability to generate future taxable income, as well as the availability of current and historical taxable income. The net deferred tax asset at December 31, 2015 is net of a valuation allowance for capital losses. Capital losses are deductible to the extent of offsetting capital gains and the Company did not anticipate that it would generate capital gains before the capital losses expired. Therefore, the Company had recorded a valuation allowance on capital losses in excess of capital gains as of December 31, 2015. The Company does not have any capital losses in excess of capital gains as of December 31, 2016.

Results of Operations
Comparison of Years Ended December 31, 2016, 2015 and 2014
Net Income. The Company recorded net income from continuing operations for the year ended December 31, 2016 of $70.2 million, compared to net income from continuing operations of $62.9 million and $67.4 million in 2015 and 2014, respectively. Net income attributable to the Company, which includes income from both continuing and discontinued operations, for the year ended December 31, 2016 was $71.6 million, compared to income of $64.9 million and $68.8 million in 2015 and 2014, respectively.
The Company recognized diluted earnings per share from continuing operations for the year ended December 31, 2016 of $0.74 per share, compared to earnings of $0.66 per share and $0.72 per share in 2015 and 2014, respectively. Diluted earnings per share attributable to common shareholders, which includes both continuing and discontinued operations, for the year ended December 31, 2016 was $0.81 per share, compared to earnings of $0.74 per share and $0.80 per share in 2015 and 2014, respectively. Net income from continuing operations in 2016, 2015 and 2014 was offset by dividends paid on preferred stock and increases in the redemption value of certain redeemable noncontrolling interests, which reduce income available to common shareholders. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 16: Earnings Per Share” for further detail on the charges made to arrive at income attributable to the common shareholder.
The Company’s 2016 earnings benefited from higher net interest income, and a larger credit to the provision for loan losses, partially offset by the goodwill impairment charge.
The Company’s 2015 earnings were impacted by higher operating expenses, particularly salaries and employee benefits and occupancy and equipment expenses related to the full year impact of the Banyan acquisition, as well as restructuring expense. These changes were partially offset by higher net interest income, the credit to the provision for loan losses, and increases in fee-based revenue.
The Company’s 2014 earnings benefited from the credit to the provision for loan losses, increases in fee-based revenue, and net interest income. These changes were partially offset by higher operating expenses, particularly salaries and employee benefits and occupancy and equipment expenses.
The following discussions are based on the Company’s continuing operations, unless otherwise stated.

Condensed Consolidated Statement of Operations
The following table presents selected financial highlights:

	Year ended December 31,			2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
	(In thousands)
Net interest income	$200,438	$185,770	$179,701	$14,668	8%	$6,069	3%
Provision/ (credit) for loan losses	(6,935)	(1,555)	(6,400)	(5,380)	nm	4,845	(76)%
Fees and other income:
Investment management fees	44,410	45,694	47,123	(1,284)	(3)%	(1,429)	(3)%
Wealth advisory fees	50,581	50,437	48,082	144	—%	2,355	5%
Wealth management and trust fees	43,980	51,309	34,582	(7,329)	(14)%	16,727	48%
Other banking fee income	12,050	8,440	7,033	3,610	43%	1,407	20%
Gain on sale of loans, net	667	1,207	2,158	(540)	(45)%	(951)	(44)%
Other income	7,099	4,082	1,820	3,017	74%	2,262	nm
Total fees and other income	158,787	161,169	140,798	(2,382)	(1)%	20,371	14%
Expenses:
Operating expenses	253,408	251,457	226,390	1,951	1%	25,067	11%
Restructuring expense	2,017	3,724	739	(1,707)	(46)%	2,985	nm
Impairment of goodwill	9,528	—	—	9,528	nm	—	nm
Total operating expenses	264,953	255,181	227,129	9,772	4%	28,052	12%
Income before income taxes	101,207	93,313	99,770	7,894	8%	(6,457)	(6)%
Income tax expense	30,963	30,392	32,365	571	2%	(1,973)	(6)%
Net income from continuing operations	70,244	62,921	67,405	7,323	12%	(4,484)	(7)%
Net income from discontinued operations	5,541	6,411	6,160	(870)	(14)%	251	4%
Less: Net income attributable to noncontrolling interests	4,157	4,407	4,750	(250)	(6)%	(343)	(7)%
Net income attributable to the Company	$71,628	$64,925	$68,815	$6,703	10%	$(3,890)	(6)%
________________
nm - not meaningful

Net Interest Income and Margin
Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference between the average rate earned on total interest-earning assets and the average rate paid on total interest-bearing liabilities. Net interest margin (“NIM”) is the amount of net interest income, on a fully taxable-equivalent (“FTE”) basis, expressed as a percentage of average interest-earning assets. The average rate earned on earning assets is the amount of annualized taxable equivalent interest income expressed as a percentage of average earning assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities. When credit quality declines and loans are placed on nonaccrual status, NIM can decrease because the same assets are earning less income. $63.7 million of loans that were graded substandard but were still accruing interest income at December 31, 2016 could be placed on nonaccrual status if their credit quality declines further.
Net interest income for the year ended December 31, 2016 was $200.4 million, an increase of $14.7 million, or 8%, compared to 2015, after an increase of $6.1 million, or 3%, from 2014 to 2015. The increase for the year was due to higher volume in the investment and loan portfolios, lower rates paid on borrowings, and higher yields on investments. This was partially offset by lower average yields on loans and an increase in the average volume of interest-bearing deposits and borrowings. NIM was 2.93%, 2.92%, and 2.98% for the years ended December 31, 2016, 2015, and 2014, respectively.
The following tables present the composition of the Company’s NIM on a FTE basis for the years ended December 31, 2016, 2015, and 2014; however, the discussion following these tables reflects non-FTE data.

	Year Ended December 31,
	Average Balance			Interest Income/ Expense			Average Yield/ Rate
AVERAGE BALANCE SHEET:	2016	2015	2014	2016	2015	2014	2016	2015	2014
AVERAGE ASSETS	(In thousands)
Interest-Earning Assets:
Cash and Investments (1):
Taxable Investment Securities	$373,937	$343,130	$279,438	$6,230	$4,403	$3,162	1.67%	1.28%	1.13%
Non-Taxable Investment Securities (2)	270,320	245,402	225,346	8,850	7,320	5,751	3.27%	2.98%	2.55%
Mortgage-Backed Securities	615,873	527,057	337,552	12,416	10,933	6,925	2.02%	2.07%	2.05%
Federal Funds Sold and Other	152,616	167,847	285,783	1,890	1,390	1,359	1.24%	0.83%	0.47%
Total Cash and Investments	1,412,746	1,283,436	1,128,119	29,386	24,046	17,197	2.08%	1.87%	1.52%
Loans: (3)
Commercial and Industrial (2)	1,081,658	1,000,139	846,030	43,250	42,879	40,419	4.00%	4.29%	4.78%
Commercial Real Estate (2)	1,964,544	1,820,142	1,851,602	80,369	76,770	80,399	4.09%	4.22%	4.34%
Construction and Land	134,651	156,669	148,410	5,385	5,404	6,012	4.00%	3.45%	4.05%
Residential	2,284,478	2,183,830	2,066,776	70,553	67,648	64,984	3.09%	3.10%	3.14%
Home Equity	120,878	117,520	110,611	4,310	4,084	3,960	3.57%	3.48%	3.58%
Other Consumer	176,683	167,297	136,323	4,516	3,872	3,120	2.56%	2.31%	2.29%
Total Loans	5,762,892	5,445,597	5,159,752	208,383	200,657	198,894	3.62%	3.68%	3.82%
Total Earning Assets	7,175,638	6,729,033	6,287,871	237,769	224,703	216,091	3.31%	3.34%	3.41%
Less: Allowance for Loan Losses	78,368	78,164	76,990
Cash and Due from Banks (Non-interest Bearing)	39,669	39,513	39,381
Other Assets	430,972	410,375	374,782
TOTAL AVERAGE ASSETS	$7,567,911	$7,100,757	$6,625,044
AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Interest-Bearing Deposits (4):
NOW	$553,981	$516,720	$508,618	$437	$318	$312	0.08%	0.06%	0.06%
Savings	75,977	72,275	70,209	89	81	119	0.12%	0.11%	0.17%
Money Market	2,960,702	2,894,615	2,619,930	11,422	10,871	8,701	0.39%	0.38%	0.33%
Certificates of Deposits	565,274	597,153	611,285	4,623	4,732	4,970	0.82%	0.79%	0.81%
Total Interest-Bearing Deposits	4,155,934	4,080,763	3,810,042	16,571	16,002	14,102	0.40%	0.39%	0.37%
Junior Subordinated Debentures	106,363	106,363	106,363	2,427	3,875	3,872	2.28%	3.64%	3.64%
FHLB Borrowings and Other	652,998	516,237	503,995	8,203	8,021	9,167	1.26%	1.55%	1.79%
Total Interest-Bearing Liabilities	4,915,295	4,703,363	4,420,400	27,201	27,898	27,141	0.55%	0.59%	0.61%
Noninterest Bearing Demand Deposits (4)	1,736,637	1,542,254	1,406,007
Payables and Other Liabilities	126,039	103,669	111,664
Total Average Liabilities	6,777,971	6,349,286	5,938,071
Redeemable Noncontrolling Interests	20,323	21,982	20,757
Average Shareholders’ Equity	769,617	729,489	666,216
TOTAL AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY	$7,567,911	$7,100,757	$6,625,044
Net Interest Income - on a FTE Basis				$210,568	$196,805	$188,950
FTE Adjustment (2)				10,130	11,035	9,249
Net Interest Income (GAAP Basis)				$200,438	$185,770	$179,701
Interest Rate Spread							2.76%	2.75%	2.80%
Net Interest Margin							2.93%	2.92%	2.98%
________________________

(1)	Available-for-sale investment securities are shown in the average balance sheet at amortized cost.

(2)	Interest income on non-taxable investments and loans is presented on a FTE basis using statutory rates. The discussion following these tables reflects non-FTE data, except where noted.

(3)	Includes loans held for sale and nonaccrual loans.

(4)	Includes deposits held for sale, if any.

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

	2016 vs. 2015			2015 vs. 2014
	Change Due To			Change Due To
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Interest income on interest-earning assets:
Cash and investments (1)	$2,527	$2,279	$4,806	$4,025	$2,275	$6,300
Loans:
Commercial and industrial (1)	(717)	2,758	2,041	(4,378)	5,601	1,223
Commercial real estate (1)	(2,581)	5,949	3,368	(2,278)	(1,351)	(3,629)
Construction and land	797	(816)	(19)	(929)	321	(608)
Residential	(204)	3,109	2,905	(973)	3,637	2,664
Home equity	108	118	226	(118)	242	124
Consumer and other	419	225	644	35	717	752
Total interest and dividend income	349	13,622	13,971	(4,616)	11,442	6,826
Interest expense on interest-bearing liabilities:
Deposits:
NOW	$95	$24	$119	$1	$5	$6
Savings	4	4	8	(41)	3	(38)
Money market	300	251	551	1,205	965	2,170
Certificates of deposit	149	(258)	(109)	(124)	(114)	(238)
Junior subordinated debentures	(1,448)	—	(1,448)	3	—	3
FHLB borrowings and other	(1,707)	1,889	182	(1,364)	218	(1,146)
Total interest expense	(2,607)	1,910	(697)	(320)	1,077	757
Net interest income	$2,956	$11,712	$14,668	$(4,296)	$10,365	$6,069
____________

(1)	Interest income on non-taxable investments and loans is presented on a non-FTE basis in this Rate-Volume table. The discussion following this table also reflects non-FTE data, except where noted.
Net Interest Income. Net interest income increased 8% from 2015 to 2016, after increasing 3% from 2014 to 2015. The increase in net interest income in 2016 was due to higher volume in the loan and investment portfolios, a decrease in the average rate paid on borrowings, and higher yields on investments, all of which was partially offset by an increase in the average volume of interest-bearing deposits and borrowings. The increase in net interest income in 2015 was due to higher volume in the loan and investment portfolios, higher yields on investments, and a decrease in the average rate paid on borrowings, all of which was partially offset by lower average yields on loans and an increase in the average volume of interest-bearing deposits and rates paid on money market deposits. These changes are discussed in more detail below.
The Company’s net interest margin, on a FTE basis, increased one basis point to 2.93% in 2016 from 2.92% in 2015, after decreasing six basis points in 2015 from 2.98% in 2014. The increase in the Company’s net interest margin in 2016 was primarily related to the higher yields on investments and lower interest rates paid on the junior subordinated debt and

FHLB and other borrowings. The decrease in the Company’s net interest margin in 2015 was primarily related to the lower interest rates earned on loans as borrowers refinanced at lower market rates and new loans originated at lower rates.
Interest and Dividend Income. Interest and dividend income for the year ended December 31, 2016 was $227.6 million, an increase of $14.0 million, or 7%, compared to 2015, after an increase of $6.8 million, or 3%, in 2015 from 2014. The 2016 increase was primarily due to higher volume of loans and higher volume and yields on investments, partially offset by lower loan yields on commercial real estate and commercial and industrial loans. The 2015 increase was primarily due to higher volume of loans and higher volume and yields on investments, partially offset by lower loan yields.
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
Interest income on commercial and industrial loans (including other commercial loans and commercial tax exempt loans), on a non-FTE basis, for the year ended December 31, 2016 was $36.4 million, an increase of $2.0 million, or 6%, compared to 2015, after increasing $1.2 million, or 4%, in 2015 from 2014. The 2016 increase was primarily the result of an eight percent increase in average balance, partially offset by a seven basis point decrease in average yield. The 2015 increase was primarily the result of an 18 percent increase in average balance, partially offset by a 48 basis point decrease in average yield. The 2016 and 2015 decreases in the average yield were the result of market conditions leading to lower rates due to competition for higher quality loans as discussed below in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio and Credit Quality.” The 2016 and 2015 increases in average balance were due to organic growth in the loan portfolio in all three regions.
Interest income on commercial real estate loans, on a non-FTE basis, for the year ended December 31, 2016 was $80.1 million, an increase of $3.4 million, or 4%, compared to 2015, after decreasing $3.6 million, or 5%, in 2015 from 2014. The 2016 increase was primarily the result of an eight percent increase in average balance, partially offset by a 14 basis point decrease in average yield. The 2015 decrease was the result of a 12 basis point decrease in average yield and a two percent decrease in average balance. The 2016 and 2015 decreases in the average yield were the result of market conditions leading to lower rates due to competition for higher quality loans as discussed below in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio and Credit Quality.” The 2016 increase and 2015 decrease in average balance was due to organic fluctuations in the loan portfolio.
Interest income on construction and land loans for the year ended December 31, 2016 was $5.4 million, flat as compared to 2015, after decreasing $0.6 million, or 10%, in 2015 from 2014. In 2016, a 14 percent decrease in average balance was offset by a 55 basis point increase in average yield. The 2015 decrease was the result of a 60 basis point decrease in average yield and a six percent decrease in average balance. The 2016 and 2015 decreases in the average yield were the result of market conditions leading to lower rates due to competition for higher quality loans as discussed below in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio and Credit Quality.” The 2016 decrease and 2015 increase in average balance was due to organic fluctuations in the loan portfolio.
Interest income on residential mortgage loans for the year ended December 31, 2016 was $70.6 million, an increase of $2.9 million, or 4%, compared to 2015, after also increasing $2.7 million, or 4%, in 2015 from 2014. The 2016 increase was primarily the result of a five percent increase in average balance, partially offset by a one basis point decrease in average yield. The 2015 increase was primarily the result of a six percent increase in average balance, partially offset by a five basis point decrease in average yield. The 2016 and 2015 decreases in the average yields were primarily due to adjustable rate mortgage (“ARM”) loans repricing to lower rates, clients refinancing into lower rates and new loan originations at historically low rates. The declines in U.S. Treasury yields and the London Interbank Offered Rate (“LIBOR”), the indexes to which the ARMs are typically linked, have decreased the yields on these mortgage loans. The 2016 and 2015 increases in the average balances were due to the organic growth of the residential loan portfolio at the Bank.
Interest income on home equity loans for the year ended December 31, 2016 was $4.3 million, an increase of $0.2 million, or 6%, compared to 2015, after increasing $0.1 million, or 3%, in 2015 from 2014. The 2016 increase was primarily the result of a nine basis point increase in average yield and a three percent increase in average balance. The 2015 increase was primarily the result of a six percent increase in average balance, partially offset by a 10 basis point decrease in average yield. The 2016 increase in the average yield was primarily due to the increase in the prime rate in December 2015. The 2015 decrease in average yield was primarily due to lower market rates on consumer loans. The 2016 and 2015 increases in average balances were primarily due to client demand.

Interest income on other consumer loans for the year ended December 31, 2016 was $4.5 million, an increase of $0.6 million, or 17%, compared to 2015, after increasing $0.8 million, or 24%, in 2015 from 2014. The 2016 increase was primarily the result of a 25 basis point increase in average yield and a six percent increase in average balance. The 2015 increase was primarily the result of a 23% increase in average balance and a two basis point increase in average yield. The 2016 and 2015 increases in average yield were primarily due to higher market rates. The 2016 and 2015 increases in average balances were primarily due to client demand.
Investment income, on a non-FTE basis, for the year ended December 31, 2016 was $26.3 million, an increase of $4.8 million, or 22%, compared to 2015, after increasing $6.3 million, or 41%, in 2015 from 2014. The 2016 increase was the result of a 19 basis point increase in the average yield and a 10% increase in average balance. The 2015 increase was the result of a 33 basis point increase in the average yield and a 14% increase in average balance. The changes in the average balances in 2016 and 2015 were primarily due to timing and volume of deposit balances as compared to the level of loans outstanding. The changes in the average yields in 2016 and 2015 were primarily due to higher dividends paid on FHLB stock. Investment decisions are made based on anticipated liquidity, loan demand, and asset-liability management considerations.
Interest expense. Interest expense on deposits and borrowings for the year ended December 31, 2016 was $27.2 million, a decrease of $0.7 million, or 2%, compared to 2015, after increasing $0.8 million, or 3%, in 2015 from 2014.
Interest expense on deposits for the year ended December 31, 2016 was $16.6 million, an increase of $0.6 million, or 4%, compared to 2015, after increasing $1.9 million, or 13%, in 2015 from 2014. The 2016 increase was primarily the result of a one basis point increase in average rate paid on deposits and a two percent increase in the average balance of deposits. The 2015 increase was primarily the result of a two basis point increase in average rate paid on deposits and a seven percent increase in the average balance of deposits. The increase in average balance in 2016 and 2015 was driven by the increase in money market accounts and partially offset by decreases in certificates of deposit accounts. The increase in rates paid in 2016 and 2015 was also driven by the increase in rates paid on money market accounts.
Interest paid on borrowings for the year ended December 31, 2016 was $10.6 million, a decrease of $1.3 million, or 11%, compared to 2015, after decreasing $1.1 million, or 9%, in 2015 from 2014. The 2016 decrease was primarily the result of a 31 basis point decrease in average rate paid on Federal Home Loan Banks (“FHLB”) borrowings and other and a 136 basis point decrease in the average rate paid on junior subordinated debentures. This was partially offset by a 26% increase in average balance of FHLB borrowings and other. The 2015 decrease was primarily the result of a 24 basis point decrease in average rate paid on FHLB borrowings and other. This was partially offset by a 2% increase in average balance of FHLB borrowings and other. The 2016 and 2015 decreases in the average rate paid were primarily due to the higher-rate FHLB borrowings maturing and being replaced with current lower rates. Additionally, the 2016 decrease in rate paid on junior subordinated debentures is related to the hedge of $75 million of the outstanding debentures which, prior to maturing on December 30, 2015, effectively fixed the interest rate payments on that portion of the debentures at 4.45%. The Company did not renew the hedge when it matured at the end of 2015, and reverted to the debenture's stated rate of three-month LIBOR plus 1.68%.

Discussion of Noninterest Condensed Consolidated Statement of Operations
Provision/ (credit) for loan losses. For the year ended December 31, 2016, the provision/ (credit) for loan losses was a credit of $6.9 million, compared to credits of $1.6 million and $6.4 million in 2015 and 2014, respectively. The 2016 credit to the provision for loan losses was primarily due to net recoveries, a decline in loss factors and a reduction in criticized loans, partially offset by the mix in the loan portfolio and loan growth. The 2015 credit to the provision for loan losses was primarily due to improved loss history, a decrease in criticized loans, and net recoveries, partially offset by loan growth in 2015.
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
Fees and other income. For the year ended December 31, 2016, fees and other income was $158.8 million, a decrease of $2.4 million, or 1%, compared to 2015, after an increase of $20.4 million, or 14%, from 2014 to 2015. The 2016 decrease is primarily due to decreases in wealth management and trust fee income and investment management fee income, partially offset by higher banking fee income and the 2016 gain on sale of offices. The 2015 increase was primarily due to increases in fee-based income including wealth management and trust fee income, wealth advisory fee income, banking fee income, and other income, partially offset by lower investment management fee income and lower gains on sale of loans and OREO.
Investment management fee income for the year ended December 31, 2016 was $44.4 million, a decrease of $1.3 million, or 3%, compared to 2015, after a decrease of $1.4 million, or 3%, from 2014 to 2015. AUM at the Investment Managers increased $0.6 billion, or 6%, to $10.6 billion at December 31, 2016 from $10.0 billion at December 31, 2015. In 2016, the increase in AUM was the result of market appreciation of $1.3 billion partially offset by net outflows of $0.7 billion. Investment management fees are typically calculated based on a percentage of AUM. Changes in revenue generally lag one quarter behind changes in AUM. The 2015 decrease in AUM was primarily the result of net outflows of $0.7 billion and negative market action of $0.1 billion.
Wealth advisory fee income for the year ended December 31, 2016 was $50.6 million, flat as compared to 2015, after an increase of $2.4 million, or 5%, from 2014 to 2015. AUM as of December 31, 2016, managed by the Wealth Advisors was $10.0 billion, an increase of $0.3 billion, or 3%, compared to December 31, 2015. AUM changes for the Wealth Advisors in 2016 were primarily the result of market appreciation of $0.4 billion, partially offset by net outflows of $0.1 billion. AUM changes for the Wealth Advisors in 2015 were primarily the result of negative market action of $0.1 billion and net outflows of $0.1 billion.
Wealth management and trust fee income for the year ended December 31, 2016 was $44.0 million, a decrease of $7.3 million, or 14%, after an increase of $16.7 million, or 48%, from 2014 to 2015. AUM in the Wealth Management and Trust segment decreased $1.0 billion, or 12%, to $7.0 billion at December 31, 2016 from $8.0 billion at December 31, 2015. AUM decreases in 2016 were the result of net outflows of $0.7 billion and the disposition of certain accounts of $0.4 billion, partially offset by market appreciation of $0.1 billion. The increase in 2015 was primarily due to the acquisition of Banyan in the fourth quarter of 2014, which added $4.3 billion in AUM. The Wealth Management and Trust segment experienced higher than expected net outflows in 2016 and 2015 related to the integration of the wealth management operations of Boston Private Bank and the operations of Banyan into the newly-created Boston Private Wealth. During integration, Boston Private Wealth experienced the departure of certain client-facing employees over the course of the year which lead to an increase in AUM outflows as a result of certain clients following the departed employees. Wealth management and trust fees are typically calculated based on a percentage of AUM.
Gain on sale of offices for the year ended December 31, 2016 was $2.9 million. The gain relates to the sale of two Southern California offices during 2016 and included $104 million of deposits. The rationale for the sale was to better position the Company’s resources within the Southern California market.
Other revenue for the year ended December 31, 2016 was $3.4 million, a decrease of $0.3 million, or 8%, compared to 2015, after an increase of $2.9 million from 2014 to 2015. The decrease in 2016 was due to the $2.0 million reversal of contingent consideration in 2015 that was not repeated in 2016, partially offset by increases in the market value adjustments on derivatives and gains on the rabbi trust investments. The 2015 increase was due to the $2.0 million reversal of the contingent consideration as well as gains on cost method investments. The 2015 reversal of $2.0 million of contingent consideration had been recorded upon acquisition of Banyan in 2014 and was reversed and recorded as other income in 2015.
Total Operating Expense. Total operating expense for the year ended December 31, 2016 was $265.0 million, an increase of $9.8 million, or 4%, compared to 2015, after an increase of $28.1 million, or 12%, from 2014 to 2015. Included in operating expense was a charge for the impairment of goodwill of $9.5 million in 2016. Also included in operating expense were restructuring expenses of $2.0 million in 2016, $3.7 million in 2015, and $0.7 million in 2014. Excluding the goodwill impairment and the restructuring expense, operating expense for the year ended December 31, 2016 increased $2.0 million, or 1%, compared to 2015, after increasing $25.1 million, or 11%, from 2014 to 2015.
Salaries and employee benefits expense, the largest component of operating expense, for the year ended December 31, 2016 was $163.8 million, an increase of $4.4 million, or 3%, compared to 2015, after an increase of $12.8 million, or 9%, from 2014 to 2015. The increase in 2016 was primarily due to higher fixed and variable compensation. The increase in 2015 was primarily due to the acquisition of Banyan, partially offset by decreases in variable, bonus and incentive compensation.
Occupancy and equipment expense for the year ended December 31, 2016 was $39.1 million, an increase of $1.9 million, or 5%, compared to 2015, after an increase of $6.1 million, or 20%, from 2014 to 2015. The increase in 2016 was due to increases in telecommunications and rent expenses. The increase in 2015 was due to the acquisition of Banyan, and increased rent and depreciation related to occupying new office space at some of the Company’s affiliates.
Professional services expense for the year ended December 31, 2016 was $11.6 million, a decrease of $1.3 million, or 10%, compared to the same period in 2015 after an increase of $0.4 million, or 3%, from 2014 to 2015. The 2016 decrease was due to lower legal and consulting expenses in the Wealth Management and Trust and Wealth Advisory segments, partially offset by higher consulting fees at the Bank. The 2015 increase was due to higher legal and consulting expenses in the Wealth Management and Trust segment, partially offset by the 2014 acceleration of certain fee-sharing arrangements in the Investment Management segment which was not repeated in 2015.
Marketing and business development expense for the year ended December 31, 2016 was $7.6 million, a decrease of $1.4 million, or 16%, compared to 2015, after an increase of $1.1 million, or 13%, from 2014 to 2015. The decrease in 2016 was related to lower marketing spending across all segments as compared to 2015. The increase in 2015 was related to additional marketing programs in the Investment Managers and Wealth Advisory segments as well as increases in marketing spend at the Bank.
Goodwill impairment charge for the year ended December 31, 2016 was $9.5 million. This charge related to goodwill impairment taken at Boston Private Wealth. There were no goodwill impairment charges taken in 2015 or 2014. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 8: Goodwill and Other Intangible Assets” for a discussion of the annual goodwill impairment testing and resulting impairment of goodwill.
Restructuring expense of $2.0 million was incurred in the year ended December 31, 2016 to further refine the management structure within the Wealth Management and Trust segment. Restructuring expense incurred in 2015 of $3.7 million was also related to refining the management structure within the Wealth Management and Trust segment, while $0.7 million of expense was incurred in 2014 related to the acquisition of Banyan. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 2: Restructuring” for further detail.
Other expense for the year ended December 31, 2016 was $14.6 million, a decrease of $1.6 million, or 10%, compared to 2015, after increasing $2.1 million, or 15% from 2014 to 2015. The 2016 decrease was primarily due to lower administrative expenses across all segments. The 2015 increase was primarily due to the acquisition of Banyan.
Income Tax Expense. Income tax expense for continuing operations for the year ended December 31, 2016 was $31.0 million. The effective tax rate for continuing operations for the year ended December 31, 2016 was 30.6%, compared to effective tax rates of 32.6% and 32.4% in 2015 and 2014, respectively. The effective tax rate for 2016 was lower than 2015 primarily due to the 2015 out-of-period adjustment related to the deductibility of executive compensation, as well as an increase in tax credits and tax exempt interest in 2016. The effective tax rate and expense for 2015 was slightly higher than 2014 primarily due to an out-of-period adjustment related to the deductibility of executive compensation that was recorded during 2015. This out-of-period adjustment was partially offset by an increase in earnings from tax-exempt investments in 2015. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 17: Income Taxes” for further detail.
Net Income from Discontinued Operations. Net income from discontinued operations for the year ended December 31, 2016, was $5.5 million, a decrease of $0.9 million, or 14%, compared to 2015, after an increase of $0.3 million, or 4%, from 2014 to 2015. The 2016 and 2015 fluctuations were due to changes in revenue received from Westfield. All net income from discontinued operations relates to a revenue sharing agreement with Westfield which continues through December 2017. After the December 2017 payments are received in 2018, the Company will not receive additional net income from Westfield.

Financial Condition

Condensed Consolidated Balance Sheets and Discussion

	December 31,		$ Change	% Change
	2016	2015
	(In thousands)
Assets:
Total cash and investments	$1,507,845	$1,474,737	$33,108	2%
Loans held for sale	3,464	8,072	(4,608)	(57)%
Total loans	6,114,354	5,719,212	395,142	7%
Less: allowance for loan losses	78,077	78,500	(423)	(1)%
Net loans	6,036,277	5,640,712	395,565	7%
Goodwill and intangible assets	169,279	185,089	(15,810)	(9)%
Other assets	253,609	233,898	19,711	8%
Total assets	$7,970,474	$7,542,508	$427,966	6%
Liabilities and Equity:
Deposits	$6,085,146	$6,040,437	$44,709	1%
Total borrowings	980,192	625,902	354,290	57%
Other liabilities	119,683	111,468	8,215	7%
Total liabilities	7,185,021	6,777,807	407,214	6%
Redeemable noncontrolling interests	16,972	18,088	(1,116)	(6)%
Total shareholders’ equity	768,481	746,613	21,868	3%
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$7,970,474	$7,542,508	$427,966	6%
Total Assets. Total assets increased $0.4 billion to $8.0 billion at December 31, 2016 from $7.5 billion at December 31, 2015. This increase was due to the increase in loans and investments.
Cash and Investments. Total cash and investments (consisting of cash and cash equivalents, investment securities, and stock in the FHLBs) increased $33.1 million, or 2%, to $1.5 billion, or 19% of total assets at December 31, 2016 from $1.5 billion, or 20% of total assets at December 31, 2015. The increase was due to the $179.6 million, or 17%, increase in available-for-sale securities, and the $8.9 million, or 25%, increase in stock in the FHLBs, partially offset by the $132.1 million, or 55%, decrease in cash and cash equivalents and the $23.3 million, or 20% decrease in held-to-maturity securities. The changes in cash and investments were the net result of short-term fluctuations in liquidity due to changes in levels of deposits, borrowings and loans outstanding.
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
Purchases of investment securities, net of investment maturities, calls, principal payments, and sales, used $184.0 million of cash during the year ended December 31, 2016, compared to $240.2 million in net purchases for the year ended December 31, 2015. Net proceeds are generally used to purchase new investments or fund a portion of loan growth. The timing of sales and reinvestments is based on various factors, including management’s evaluation of interest rate trends, credit risk, and the Company’s liquidity. The Company’s available-for-sale investment portfolio carried a total of $4.6 million of unrealized gains and $23.7 million of unrealized losses at December 31, 2016, compared to $7.6 million of unrealized gains and $7.2 million of unrealized losses at December 31, 2015. For information regarding the weighted average yield and maturity of investments, see Part II. Item 8. “Financial Statements and Supplementary Data - Note 4: Investment Securities.”
No impairment losses were recognized through earnings related to investment securities during the years ended December 31, 2016 and 2015. The amount of investment securities in an unrealized loss position greater than 12 months, as well as the total amount of unrealized losses, was primarily due to changes in interest rates since the securities were purchased.
The Company had no intent to sell any securities in an unrealized loss position at December 31, 2016, and it was not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized losses.

The following table summarizes the Company’s carrying value (fair value) of available-for-sale investments at the dates indicated:

	December 31,
	2016	2015	2014
	(In thousands)
Available-for-sale:
U.S. government and agencies	$39,936	$21,251	$16,882
Government-sponsored entities	336,664	344,562	274,253
Municipal bonds	293,397	268,644	235,248
Mortgage-backed securities (1)	570,327	427,041	283,704
Other	23,808	23,012	19,906
Total available-for-sale	$1,264,132	$1,084,510	$829,993
______________________

(1)	All mortgage-backed securities are guaranteed by U.S. government agencies or government-sponsored entities.
Additionally, at December 31, 2016 and December 31, 2015, the Company held $93.1 million and $116.4 million, respectively, of held-to-maturity securities at amortized cost. All of the held-to-maturity securities were mortgage-backed securities which were guaranteed by U.S. government agencies or government-sponsored entities.
Loans held for sale. Loans held for sale decreased $4.6 million, or 57%, to $3.5 million at December 31, 2016 from $8.1 million at December 31, 2015. The balance of loans held for sale usually relates to the timing and volume of residential loans originated for sale and the ultimate sale transaction which is typically executed within a short-time following the loan origination.
Goodwill and intangible assets, net. Goodwill and intangible assets decreased $15.8 million, or 9%, to $169.3 million at December 31, 2016 from $185.1 million at December 31, 2015. The decrease was due to the impairment of goodwill at Boston Private Wealth and amortization of intangible assets. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 8: Goodwill and Other Intangible Assets” for a discussion of the annual goodwill impairment testing and resulting impairment of goodwill.
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
Management performed its annual goodwill and indefinite-lived intangible asset impairment testing during the fourth quarters of 2016 and 2015 for applicable reporting units. The 2016 goodwill impairment testing indicated that Boston Private Wealth failed Step 1 and the resulting Step 2 test indicated goodwill impairment of $9.5 million. The estimated fair value for all other applicable reporting units exceeded the carrying value in 2016 and 2015, and as a result no other impairment was evident. There was no additional testing required for long-lived intangible assets in 2016 or 2015.
The estimated fair value of Boston Private Wealth was $68.0 million as compared to a carrying value of $76.9 million, resulting in a deficit of $8.9 million, or 11.6%. The estimated fair value of Anchor was $87.0 million as compared to a carrying value of $81.6 million, an excess of $5.4 million, or 6.6%.
Due to the narrow margin between the fair value and the carrying value of Anchor, Anchor will continue to be at risk for potential goodwill impairment. The Company will monitor Anchor’s actual results versus the projections used in the 2016 valuation, changes in AUM, as well as changes to the various inputs used in the 2016 valuation for a triggering event prior to the 2017 annual impairment testing.
Even though the Company recorded a goodwill impairment charge for Boston Private Wealth in 2016, there could be additional goodwill impairment in the future should Boston Private Wealth’s actual results not meet projections. In addition to financial results, other inputs to the valuation, such as the discount rate and market assumptions, could negatively affect the estimated fair value of Boston Private Wealth in the future. The Company will continue to monitor Boston Private Wealth’s actual results versus the projections used in the 2016 valuation, changes in AUM, as well as changes to the various inputs used in the 2016 valuation for a triggering event prior to the 2017 annual impairment testing.

Total other assets. Total other assets, consisting of OREO, premises and equipment, net, fees receivable, accrued interest receivable, deferred income taxes, net, and other assets, increased $19.7 million, or 8%, to $253.6 million at December 31, 2016, compared to $233.9 million at December 31, 2015.
OREO increased $0.9 million, or over 100%, to $1.7 million at December 31, 2016 from $0.8 million at December 31, 2015. In 2016, two properties were added to OREO, one of which was subsequently sold, and the three properties held at December 31, 2015 were also sold. In 2015, one property in OREO was sold. The balance at December 31, 2016 represented one property. The balance at December 31, 2015 represented three properties.
Deferred income taxes, net, increased $3.8 million, or 7%, to $55.5 million at December 31, 2016 from $51.7 million at December 31, 2015. The increase was primarily due to the current year tax effect of other comprehensive income, partially offset by current year deferred tax expense. At December 31, 2016, no valuation allowance on the net deferred tax asset was required due primarily to the ability to generate future taxable income as well as the availability of current and historical taxable income.
The Company does not have any capital losses in excess of capital gains as of December 31, 2016.
Other assets, which consist primarily of Bank-owned life insurance (BOLI), prepaid expenses, investment in partnerships, interest rate derivatives, and other receivables, increased $9.6 million, or 8%, to $130.8 million at December 31, 2016 from $121.2 million at December 31, 2015. The increase was primarily due to increases in derivatives and cost method investments, partially offset by decreases in security deposits and accounts receivable.
Deposits. Total deposits increased $44.7 million, or 1%, to $6.1 billion, at December 31, 2016 from $6.0 billion at December 31, 2015. Deposits are the principal source of the Bank’s funds for use in lending, investments, and liquidity. Certificates of deposits represented approximately 9% and 10% of total deposits at December 31, 2016 and December 31, 2015, respectively. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 10: Deposits” for further information.
The following table sets forth the average balances and interest rates paid on the Bank’s deposits:

	Year ended December 31, 2016
	Average Balance	Average Rate
	(In thousands)
Noninterest-bearing deposits:
Checking accounts	$1,736,637	—%
Interest bearing deposits:
NOW	553,981	0.08%
Savings	75,977	0.12%
Money market	2,960,702	0.39%
Certificates of deposit	565,274	0.82%
Total interest bearing deposits	$4,155,934	0.40%
Total deposits	$5,892,571	0.28%
Certificates of deposit in denominations of $100,000 or greater had the following schedule of maturities:

	December 31,
	2016	2015
	(In thousands)
Less than 3 months remaining	$109,766	$169,359
3 to 6 months remaining	59,661	93,746
6 to 12 months remaining	125,229	96,784
More than 12 months remaining	45,974	52,088
Total	$340,630	$411,977
Borrowings. Total borrowings (consisting of securities sold under agreements to repurchase, federal funds purchased, FHLB borrowings, and junior subordinated debentures) increased $354.3 million, or 57%, to $1.0 billion at December 31, 2016 from $0.6 billion at December 31, 2015.

Repurchase agreements increased $1.4 million, or 2%, to $59.6 million at December 31, 2016 from $58.2 million at December 31, 2015. Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature.
From time to time, the Company purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. At December 31, 2016, the Company had $80.0 million outstanding in federal funds purchased. The Company had no federal funds purchased outstanding at December 31, 2015.
FHLB borrowings increased $272.9 million, or 59%, to $734.2 million at December 31, 2016 from $461.3 million at December 31, 2015. FHLB borrowings are generally used to provide additional funding for loan growth when the rate of loan growth exceeds deposit growth and to manage interest rate risk, but can also be used as an additional source of liquidity for the Bank. During 2016, the Company had $0.3 million of prepayment penalties related to the prepayment of FHLB borrowings, compared to no prepayment penalties related to the prepayment of FHLB borrowings in 2015 and prepayment penalties of $0.8 million in 2014. The purpose of these prepayment transactions was to reduce higher cost borrowings.
Total other liabilities. Total other liabilities, which consist primarily of accrued interest, accrued bonus, interest rate derivatives, and other accrued expenses increased $8.2 million, or 7%, to $119.7 million at December 31, 2016 from $111.5 million at December 31, 2015. The increase was primarily due to an increase in volume of interest rate swap derivatives.

Loan Portfolio and Credit Quality
Loans. Total portfolio loans increased $395.1 million, or 7%, to $6.1 billion, or 77% of total assets, at December 31, 2016, from $5.7 billion, or 76% of total assets, at December 31, 2015. Increases were recorded in commercial real estate loans of $241.3 million, or 12%, residential loans of $150.3 million, or 7%, commercial and industrial loans of $45.2 million, or 5%, and home equity and other consumer loans of $36.9 million, or 13%, partially offset by construction and land loans which decreased $78.6 million, or 43%.
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
Geographic concentration. The following table presents the Company’s outstanding loan balance concentrations at December 31, 2016 based on the location of the regional offices to which they are attributed.

	New England		San Francisco Bay Area		Southern California		Total
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial loans	$493,451	8%	$50,578	1%	$67,341	1%	$611,370	10%
Commercial tax exempt loans	317,691	5%	69,064	1%	11,849	—%	398,604	6%
Commercial real estate loans	1,012,284	17%	637,042	10%	652,918	11%	2,302,244	38%
Construction and land loans	47,434	1%	29,629	1%	27,776	—%	104,839	2%
Residential loans	1,456,592	24%	473,102	8%	450,167	7%	2,379,861	39%
Home equity loans	87,280	2%	25,129	—%	6,408	—%	118,817	2%
Consumer and other loans	186,680	3%	7,517	—%	4,422	—%	198,619	3%
Total loans (1)	$3,601,412	59%	$1,292,061	21%	$1,220,881	20%	$6,114,354	100%
________________________

(1)	Regional percentage totals may not reconcile due to rounding.

Loan Portfolio Composition. The following table sets forth the Bank’s outstanding loan balances for certain loan categories at the dates indicated and the percent of each category to total Bank loans. The table does not include immaterial loans at the Holding Company or at Wealth and Investment affiliates.

	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
Commercial and industrial loans	$611,370	10%	$633,019	11%	$541,087	10%	$513,595	10%	$495,011	10%
Commercial tax exempt	398,604	6%	331,767	6%	294,761	6%	231,855	4%	182,066	4%
Commercial real estate loans	2,302,244	38%	2,060,903	36%	1,905,640	36%	1,933,997	38%	1,820,599	38%
Construction and land loans	104,839	2%	183,434	3%	125,349	2%	153,917	3%	137,570	3%
Residential loans	2,379,861	39%	2,229,540	39%	2,132,095	41%	2,032,294	40%	1,906,089	39%
Home equity loans	118,817	2%	119,828	2%	114,859	2%	113,660	2%	123,551	3%
Consumer and other loans	198,619	3%	160,721	3%	156,145	3%	133,002	3%	148,728	3%
Subtotal Bank loans	6,114,354	100%	5,719,212	100%	5,269,936	100%	5,112,320	100%	4,813,614	100%
Less: Allowance for loan losses	78,077		78,500		75,838		76,371		84,057
Net Bank loans	$6,036,277		$5,640,712		$5,194,098		$5,035,949		$4,729,557
Commercial and Industrial Loans. Commercial and industrial loans include working capital and revolving lines of credit, term loans for equipment and fixed assets, and Small Business Administration (“SBA”) loans.
Commercial Tax Exempt Loans. Commercial tax exempt loans include loans to not-for-profit private schools, colleges, and public charter schools.
Commercial Real Estate Loans. Commercial real estate loans are generally acquisition financing for commercial properties such as office buildings, retail properties, apartment buildings, and industrial/warehouse space. In addition, tax exempt commercial real estate loans are provided for affordable housing development and rehabilitation. These loans are often supplemented with federal, state, and/or local subsidies.
Construction and Land Loans. Construction and land loans include loans for financing of new developments as well as financing for improvements to existing buildings.
Residential Loans. While the Bank has no minimum size for mortgage loans, it concentrates its origination activities in the “Jumbo” segment of the market. This segment consists of loans secured by single-family and one- to four- unit properties in excess of the amount eligible for purchase by the Federal National Mortgage Association, which was $417 thousand at December 31, 2016 for the “General” limit and $523 thousand to $626 thousand for single-family properties for the “High-Cost” limit, depending on which specific geographic region of the Bank’s primary market areas the loan was originated. The majority of the Bank’s residential loan portfolio, including jumbo mortgage loans, are ARMs. The ARM loans the Bank originates generally have a fixed interest rate for the first 3 to 7 years and then adjust annually based on a market index such as U.S. Treasury or LIBOR yields. ARM loans may negatively impact the Bank’s interest income when they reprice if yields on U.S. Treasuries or LIBOR are lower than the yields at the time of origination. If rates reset higher, the Bank could see increased delinquencies if clients’ ability to make payments is impacted by the higher payments.
Home Equity Loans. Home equity loans consist of balances outstanding on second mortgages and home equity lines of credit extended to individual clients. Personal lines of credit are typically for high net worth clients whose assets may not be liquid due to investments or closely held stock. The amount of home equity loans typically depends on client demand.
Consumer and Other Loans. Consumer and other loans consist of balances outstanding on consumer loans including personal lines of credit, and loans arising from overdraft protection extended to individual and business clients. Personal lines of credit are typically for high net worth clients whose assets may not be liquid due to investments or closely held stock. The amount of consumer and other loans typically depends on client demand.
Portfolio Mix. The portfolio mix of the Bank’s loans as of December 31, 2016 remained stable as compared to prior years as evidenced by the Loan Portfolio Composition table presented above. Commercial real estate loans comprised 38% of the total loan portfolio as of December 31, 2016, up from 36% as of December 31, 2015. Residential loans comprised 39% of the total loan portfolio as of December 31, 2016, unchanged from 39% of the total loan portfolio as of December 31, 2015. Commercial and industrial loans comprised 10% of the total loan portfolio as of December 31, 2016, down from 11% as of December 31, 2015. Commercial tax exempt loans comprised 6% of the total loan portfolio as of December 31, 2016, unchanged from 6% of the total loan portfolio as of December 31, 2015. Consumer and other loans comprised 3% of the total loan portfolio as of December 31, 2016, unchanged from 3% of the total loan portfolio as of December 31, 2015. Construction and land loans comprised 2% of the total loan portfolio as of December 31, 2016, down from 3% as of December 31, 2015. Home equity loans comprised 2% of the total loan portfolio as of December 31, 2016, unchanged from 2% of the total loan portfolio as of December 31, 2015.
The following table discloses the scheduled contractual maturities of loans in the Bank’s portfolio at December 31, 2016. Loans having no stated maturity are reported as due in one year or less. The following table also sets forth the dollar amounts of loans that are scheduled to mature after one year segregated between fixed and adjustable interest rate loans.

	Amounts due:
	One year or less		After one through five years		Beyond five years		Total
	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Commercial and industrial loans	$261,451	4%	$182,150	3%	$167,769	3%	$611,370	10%
Commercial tax exempt loans	—	—%	30,697	—%	367,907	6%	398,604	6%
Commercial real estate loans	181,784	3%	822,107	14%	1,298,353	21%	2,302,244	38%
Construction and land loans	39,272	1%	13,781	—%	51,786	1%	104,839	2%
Residential loans	—	—%	1,216	—%	2,378,645	39%	2,379,861	39%
Home equity loans	—	—%	1,712	—%	117,105	2%	118,817	2%
Consumer and other loans	193,185	3%	3,786	—%	1,648	—%	198,619	3%
Total loans	$675,692	11%	$1,055,449	17%	$4,383,213	72%	$6,114,354	100%

	Interest rate terms on amounts due after one year:
	Fixed		Adjustable		Total
	Balance	Percent	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Commercial and industrial loans	$140,708	3%	$209,211	4%	$349,919	7%
Commercial tax exempt loans	355,454	6%	43,150	1%	398,604	7%
Commercial real estate loans	881,218	16%	1,239,242	23%	2,120,460	39%
Construction and land loans	21,956	—%	43,611	1%	65,567	1%
Residential loans	457,091	9%	1,922,770	35%	2,379,861	44%
Home equity loans	—	—%	118,817	2%	118,817	2%
Consumer and other loans	1,137	—%	4,297	—%	5,434	—%
Total loans	$1,857,564	34%	$3,581,098	66%	$5,438,662	100%
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

The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan and are further subject to competitive pressures, market rates, the availability of funds, and legal and regulatory requirements. At December 31, 2016, approximately 66% of the Bank’s outstanding loans due after one year had interest rates that were either floating or adjustable in nature. See Part II. Item 7A. “Quantitative and Qualitative Disclosures about Market Risk - Interest Rate Sensitivity and Market Risk.”
Allowance for Loan Losses. The following table is an analysis of the Company’s allowances for loan losses for the periods indicated:

	Year ended December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Total loans outstanding	$6,114,354	$5,719,212	$5,269,936	$5,112,459	$4,814,136
Average loans outstanding (1)	5,762,892	5,445,597	5,159,752	4,973,394	4,959,316
Allowance for loan losses, beginning of year	$78,500	$75,838	$76,371	$84,057	$96,114
Charged-off loans:
Total commercial and industrial (2)	(2,851)	(253)	(717)	(218)	(4,968)
Commercial real estate loans	—	(1,400)	(3,160)	(2,712)	(8,306)
Construction and land loans	(400)	—	(1,100)	(100)	(710)
Residential loans	(605)	(313)	(263)	(2,008)	(2,944)
Home equity loans	—	—	—	(360)	(129)
Consumer and other loans	(93)	(70)	(56)	(19)	(128)
Total charged-off loans	(3,949)	(2,036)	(5,296)	(5,417)	(17,185)
Recoveries on loans previously charged-off:
Total commercial and industrial (2)	3,212	2,471	2,231	1,219	1,811
Commercial real estate loans	6,040	2,482	3,975	5,218	3,503
Construction and land loans	1,117	1,158	2,581	1,232	2,425
Residential loans	65	141	2,152	24	472
Home equity loans	—	—	15	24	68
Consumer and other loans	27	1	209	14	149
Total recoveries	10,461	6,253	11,163	7,731	8,428
Net loans (charged-off)/ recoveries	6,512	4,217	5,867	2,314	(8,757)
Provision/(credit) for loan losses	(6,935)	(1,555)	(6,400)	(10,000)	(3,300)
Allowance for loan losses, end of year	$78,077	$78,500	$75,838	$76,371	$84,057
Net loans charged-off/ (recoveries) to average loans	(0.11)%	(0.08)%	(0.11)%	(0.05)%	0.18%
Allowance for loan losses to total loans	1.28%	1.37%	1.44%	1.49%	1.75%
Allowance for loan losses to nonaccrual loans (3)	4.51	2.95	1.72	1.71	1.38
________________________

(1)	Includes loans held for sale.

(2)	Includes both commercial and industrial loans and commercial tax exempt loans.

(3)	Excludes loans in the held for sale category that are on nonaccrual status.
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

The following table represents the allocation of the Bank’s allowance for loan losses and the percent of loans in each category to total loans as of the dates indicated:

	December 31,
	2016		2015		2014		2013		2012
	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
	(In thousands)
Loan category:
Total commercial and industrial (2)	$12,751	16%	$15,814	17%	$14,114	18%	$12,837	17%	$11,825	17%
Commercial real estate loans	50,412	38%	44,215	36%	43,854	34%	44,979	35%	52,497	35%
Construction and land loans	3,039	2%	6,322	3%	4,041	2%	4,465	3%	5,016	3%
Residential loans	10,449	39%	10,544	39%	10,374	41%	10,732	40%	10,892	39%
Home equity loans	1,035	2%	1,085	2%	1,003	2%	1,020	2%	1,085	3%
Consumer and other loans	391	3%	520	3%	382	3%	322	3%	540	3%
Unallocated (3)	—	—%	—	—%	2,070	—%	2,016	—%	2,202	—%
Total allowance for loan losses	$78,077	100%	$78,500	100%	$75,838	100%	$76,371	100%	$84,057	100%
_________________

(1)	Percent refers to the amount of loans in each category as a percent of total loans.

(2)	Includes both commercial and industrial loans and commercial tax exempt loans.

(3)
As of December 31, 2015, the unallocated reserve was allocated to the qualitative factors as part of the general reserves (ASC 450). The allocation had no effect on the 2015 provision/ (credit) for loan losses.

The allowance for loan losses decreased $0.4 million from $78.5 million, or 1.37% of total loans, at December 31, 2015 to $78.1 million, or 1.28% of total loans, at December 31, 2016. The decrease in the overall allowance for loan losses was due to a decline in loss factors and a reduction in criticized loans, partially offset by the mix in the loan portfolio and loan growth.
An analysis of the risk in the loan portfolio as well as management judgment is used to determine the estimated appropriate amount of the allowance for loan losses. The Company’s allowance for loan losses is comprised of three primary components (general reserves, allocated reserves on non-impaired special mention and substandard loans, and specific reserves on impaired loans). See Part II. Item 8. “Financial Statements and Supplementary Data - Note 6: Allowance for Loan Losses” for an analysis of the Company’s allowance for loan losses.
The following table presents a summary of loans charged-off, net of recoveries, by geography, for the periods indicated. The geography assigned to the data is based on the location of the regional offices to which the loans are attributed.

	For the year ended December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Net loans (charged-off)/ recoveries:
New England	$1,954	$(502)	$(1,686)	$(2,422)	$(5,593)
San Francisco Bay Area	4,693	4,217	3,671	2,576	(2,768)
Southern California	(135)	502	3,882	2,160	289
Pacific Northwest	N/A	N/A	N/A	N/A	(685)
Total net loans (charged-off)/ recoveries	$6,512	$4,217	$5,867	$2,314	$(8,757)
Nonperforming assets. The Company’s nonperforming assets include nonaccrual loans and OREO. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of deeds in lieu of foreclosure.
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest in accordance with the contractual terms of the loan agreement is in doubt. Despite a loan having a current payment status, if the Bank has reason to believe it may not collect all principal and interest on the loan in accordance with the related contractual terms, the Bank will generally discontinue the accrual of interest income and will apply any future interest payments received to principal. Of the $17.3 million of loans on nonaccrual status as of December 31, 2016, $5.1 million, or 29%, had a current payment status, $2.2 million, or 13%, were 30-89 days past due, and $10.0 million, or 58%, were 90 days or more past due. Of the $26.6 million of loans on nonaccrual status as of December 31, 2015, $8.0 million, or 30%, had a current payment status, $0.9 million, or 3%, were 30-89 days past due, and $17.7 million, or 67%, were 90 days or more past due.
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
Delinquencies. The past due status of a loan is determined in accordance with its contractual repayment terms. All loan types are reported past due when one scheduled payment is due and unpaid for 30 days or more. Loans 30-89 days past due increased $2.0 million, or 15%, to $15.1 million as of December 31, 2016 from $13.1 million as of December 31, 2015. Loan delinquencies can be attributed to many factors, such as continuing weakness in, or deteriorating, economic conditions in the region in which the collateral is located, the loss of a tenant or lower lease rates for commercial borrowers, or the loss of income for consumers and the resulting liquidity impacts on the borrowers. Further deterioration in the credit condition of these delinquent loans could lead to the loans going to nonaccrual status and/or being downgraded. Downgrades would generally result in additional provision for loan losses. Past due loans may be included with accruing substandard loans.
In certain instances, although very infrequently, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans 90 days or more past due, but still accruing, as of December 31, 2016 and 2015.
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
Impaired loans individually evaluated for impairment in the allowance for loan and lease losses totaled $26.0 million as of December 31, 2016, a decrease of $13.2 million, or 34%, compared to $39.2 million at December 31, 2015. As of December 31, 2016, $11.4 million of the individually evaluated impaired loans had $1.1 million in specific reserve allocations. The remaining $14.6 million of individually evaluated impaired loans did not have specific reserve allocations due to the adequacy of collateral, prior charge-offs taken, interest collected and applied to principal, or a combination of these items. As of December 31, 2015, $15.9 million of individually evaluated impaired loans had $1.6 million in specific reserve allocations, and the remaining $23.3 million of individually evaluated impaired loans did not have specific reserve allocations.
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. As of December 31, 2016 and 2015, TDRs totaled $18.1 million and $30.6 million, respectively. The decrease in TDRs primarily related to the payoff of three loans in New England and one loan in the San Francisco Bay Area. As of December 31, 2016, $12.4 million of the $18.1 million of TDRs were on accrual status. As of December 31, 2015, $18.6 million of the $30.6 million of TDR loans were on accrual status. As of December 31, 2016 and 2015, the Company had no commitments to lend additional funds to debtors for loans whose terms had been modified in a troubled debt restructuring.
The following table sets forth information regarding nonaccrual loans, OREO, loans past due 90 days or more but still accruing, delinquent loans 30-89 days past due as to interest or principal held by the Bank, and TDRs at the dates indicated.

	December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Loans accounted for on a nonaccrual basis	$17,315	$26,571	$44,182	$44,762	$60,745
OREO	1,690	776	929	776	3,616
Total nonperforming assets	$19,005	$27,347	$45,111	$45,538	$64,361
Loans past due 90 days or more, but still accruing	$—	$—	$—	$65	$3,556
Delinquent loans 30-89 days past due (1)	$15,137	$13,094	$6,960	$13,742	$46,376
Troubled debt restructured loans (2)	$18,078	$30,583	$44,768	$54,479	$54,533
Nonaccrual loans as a % of total loans	0.28%	0.46%	0.84%	0.88%	1.26%
Nonperforming assets as a % of total assets	0.24%	0.36%	0.66%	0.71%	1.00%
Delinquent loans 30-89 days past due as a % of total loans (3)	0.25%	0.23%	0.13%	0.27%	0.96%
_____________________

(1)	Excludes 30-89 day delinquent loans held for sale of $0.3 million as of December 31, 2012.

(2)	Includes $5.7 million, $12.0 million, $20.5 million, $26.1 million, and $27.8 million also reported in nonaccrual loans as of December 31, 2016, 2015, 2014, 2013, and 2012 respectively.

(3)	Excludes loans past due 90 days or more, but still accruing, of $0.1 million and $3.6 million, as of December 31, 2013 and 2012 respectively.
A rollforward of nonaccrual loans for the years ended December 31, 2016 and 2015 is presented in the table below:

	December 31,
	2016	2015
	(In thousands)
Nonaccrual loans, beginning of year	$26,571	$44,182
Transfers in to nonaccrual status	10,388	16,763
Transfers out to OREO	(1,944)	—
Transfers out to accrual status	(2,075)	(6,763)
Charge-offs	(3,679)	(2,037)
Paid off/ paid down	(11,946)	(25,574)
Nonaccrual loans, end of year	$17,315	$26,571

The following table presents a summary of credit quality by geography, based on the location of the regional offices:

	December 31,
	2016	2015
	(In thousands)
Nonaccrual loans:
New England	$10,081	$19,572
San Francisco Bay Area	2,989	4,977
Southern California	4,245	2,022
Total nonaccrual loans	$17,315	$26,571
Loans 30-89 days past due and accruing:
New England	$10,311	$7,118
San Francisco Bay Area	591	2,806
Southern California	4,235	3,170
Total loans 30-89 days past due	$15,137	$13,094
Accruing substandard loans:
New England	$10,972	$22,026
San Francisco Bay Area	15,890	19,990
Southern California	36,809	16,398
Total accruing substandard loans	$63,671	$58,414

The following table presents a summary of the credit quality by loan type. The loan type assigned to the credit quality data is based on the purpose of the loan.

	December 31,
	2016	2015
	(In thousands)
Nonaccrual loans:
Commercial and industrial	$572	$1,019
Commercial tax exempt	—	—
Commercial real estate	4,583	11,232
Construction and land	179	3,297
Residential	10,908	9,661
Home equity	1,072	1,306
Consumer and other	1	56
Total nonaccrual loans	$17,315	$26,571
Loans 30-89 days past due and accruing:
Commercial and industrial	$1,619	$2,667
Commercial tax exempt	—	—
Commercial real estate	3,096	2,620
Construction and land	—	—
Residential	4,182	7,140
Home equity	245	40
Consumer and other	5,995	627
Total loans 30-89 days past due	$15,137	$13,094
Accruing substandard loans:
Commercial and industrial	$9,277	$11,455
Commercial tax exempt	—	—
Commercial real estate	49,696	33,705
Construction and land	3,297	4,600
Residential	1,399	6,675
Home equity	—	—
Consumer and other	2	1,979
Total accruing substandard loans	$63,671	$58,414

Interest income recorded on nonaccrual loans and accruing TDRs and interest income that would have been recorded if the nonaccrual loans and accruing TDRs had been performing in accordance with their original terms for the full year or, if originated during the year, since origination are presented in the table below:

	Year ended December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Loans accounted for on a nonaccrual basis	$17,315	$26,571	$44,182	$44,762	$60,745
Interest income recorded during the year on these loans (1)	322	315	1,202	512	1,452
Interest income that would have been recorded on these nonaccrual loans during the year if the loans had been performing in accordance with their original terms and had been outstanding for the full year or since origination, if held for part of the year	1,091	2,041	3,001	3,320	5,245
Accruing troubled debt restructured loans	12,401	18,614	24,305	28,398	26,680
Interest income recorded during the year on these accruing TDR loans	652	822	1,094	1,194	1,128
Interest income that would have been recorded on these accruing TDR loans during the year if the loans had been performing in accordance with their original terms and had been outstanding for the full year or since origination, if held for part of the year	685	1,239	1,618	1,824	1,681
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
The Bank has identified approximately $63.7 million in potential problem loans at December 31, 2016, an increase of $5.3 million, or 9%, compared to $58.4 million at December 31, 2015. This increase was primarily due to the downgrade of accruing substandard commercial real estate loans in the Southern California region which increased $16.3 million during 2016 partially offset by reductions in the New England and San Francisco Bay Area regions. Numerous factors impact the level of potential problem loans including economic conditions and real estate values. These factors affect the borrower’s liquidity and, in some cases, the borrower’s ability to comply with loan covenants such as debt service coverage. When there is a loss of a major tenant in a commercial real estate building, the appraised value of the building generally declines. Loans may be downgraded when this occurs as a result of the additional risk to the borrower in obtaining a new tenant in a timely manner and negotiating a lease with similar or better terms than the previous tenant. In many cases, these loans are still current and paying as agreed, although future performance may be impacted.

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
At December 31, 2016, the Company’s cash and cash equivalents on a consolidated basis amounted to $106.6 million. The Holding Company’s cash and cash equivalents amounted to $54.7 million at December 31, 2016. Management believes that the Company on a consolidated basis and the Holding Company have adequate liquidity to meet their commitments for the foreseeable future.
Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At December 31, 2016, consolidated cash and cash equivalents and securities available-for-sale, less securities pledged against current borrowings, amounted to $1.3 billion, or 16% of total assets, an increase of $0.1 billion, or 7%, from balances at December 31, 2015. Future loan growth may depend upon the Company’s ability to grow its core deposit levels. In addition, the Company has access to available borrowings through the FHLB totaling $0.9 billion as of December 31, 2016 compared to $1.2 billion at December 31, 2015. Combined, this liquidity totals $2.2 billion, or 28% of assets and 37% of total deposits as of December 31, 2016 compared to $2.4 billion, or 31% of assets and 39% of total deposits as of December 31, 2015.
The Bank has various internal policies and guidelines regarding liquidity, both on- and off-balance sheet, loans-to-assets ratio, and limits on the use of wholesale funds. These policies and/or guidelines require certain minimum or maximum balances or ratios be maintained at all times. In light of the provisions in the Bank’s internal liquidity policies and guidelines, the Bank will carefully manage the amount and timing of future loan growth along with its relevant liquidity policies and balance sheet guidelines.
Holding Company Liquidity. The Company and some of the Company’s majority-owned affiliates hold put and call options that would require the Company to purchase (and the majority-owned affiliates to sell) the remaining noncontrolling interests in these companies at the then fair value generally as determined by the respective agreements. At December 31, 2016, the estimated maximum redemption value for these affiliates related to outstanding put options was $17.0 million, all of which could be redeemed within the next 12 months, under certain circumstances, and is classified on the consolidated balance sheets as redeemable noncontrolling interests. These put and call options are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data - Note 14: Noncontrolling Interests.”
The Holding Company’s primary sources of funds are dividends from its affiliates and access to the capital and debt markets. The Holding Company recognized $5.5 million in net income from discontinued operations during the year ended December 31, 2016 related to a revenue sharing agreement with Westfield. This revenue sharing agreement is in effect through December 2017, and the terms of this agreement are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data - Note 2: Acquisitions, Asset Sales, and Divestitures.” Other than the revenue sharing agreement with Westfield, divestitures are not ongoing sources of funds for the Holding Company. After the December 2017 payments are received in 2018, the Company will not receive additional net income from Westfield. Dividends from the Bank are limited by various regulatory requirements relating to capital adequacy and retained earnings. See Part II. Item 5. “Market for Registrant’s Common Equity, Related Stockholders Matters, and Issuers Purchases of Equity Securities” for further details.
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
The Company is required to pay interest quarterly on its junior subordinated debentures. The estimated cash outlay for 2017 for the interest payments is approximately $2.7 million based on the debt outstanding at December 31, 2016 and estimated LIBOR.
The Company presently plans to pay cash dividends on its common stock on a quarterly basis dependent upon a number of factors such as profitability, Holding Company liquidity, and the Company’s capital levels on a consolidated basis.

However, the ultimate declaration of dividends by the board of directors of the Company will depend on consideration of, among other things, recent financial trends and internal forecasts, regulatory limitations, alternative uses of capital deployment, general economic conditions, and regulatory changes to capital requirements. Based on the current quarterly dividend rate of $0.11 per share, as announced by the Company on January 18, 2017, and estimated shares outstanding, the Company estimates that the amount to be paid out for dividends to common shareholders in 2017 will be approximately $36.7 million. The estimated dividend payments in 2017 could increase or decrease if the Company’s board of directors vote to increase or decrease, respectively, the current quarterly dividend rate, and/or the number of shares outstanding changes significantly.
Based on the stock outstanding of 6.95% Non-Cumulative Perpetual Preferred Stock, Series D, and the dividend rate, the Company expects to pay $3.5 million in cash dividends on preferred stock in 2017. Although the rate of interest is set in the terms of the preferred stock, the quarterly preferred stock dividend payments are subject to approval by the Company’s board of directors.

In the first quarter of 2016, the Company’s board of directors approved, and received regulatory non-objection for, a share repurchase program of up to $20 million of the Company’s outstanding common shares. Under the program, shares may be repurchased from time to time in the open market for a two-year period. During 2016, the Company repurchased $9.3 million of its common stock, leaving $10.7 million available to be repurchased. The amount and timing of additional repurchases, if any, will be based on the Company’s continuous evaluation of the program.
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
From time to time, the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. At December 31, 2016, the Bank had unused federal fund lines of credit totaling $485.0 million with correspondent institutions to provide it with immediate access to overnight borrowings, compared to $565.0 million at December 31, 2015. At December 31, 2016 the Bank had $80.0 million outstanding borrowings under these federal funds lines. There were no outstanding borrowings under these federal funds lines at December 31, 2015.
The Bank has also negotiated brokered deposit agreements with several institutions that have nationwide distribution capabilities. At December 31, 2016, the Bank had $738.3 million of brokered deposits (net of premiums paid) outstanding under these agreements, compared to $577.4 million at December 31, 2015.
If the Bank was no longer able to utilize the FHLB for borrowing, collateral currently used for FHLB borrowings could be transferred to other facilities such as the Federal Reserve’s discount window. Additionally, the Bank could increase its usage of brokered deposits. Other borrowing arrangements may have higher rates than the FHLB would typically charge.

Consolidated cash flow comparison for the years ended December 31, 2016 and 2015
Net cash provided by operating activities of continuing operations totaled $100.6 million and $87.5 million for the years ended December 31, 2016 and 2015, respectively. Cash flows from operating activities of continuing operations are generally the cash effects of transactions and other events that enter into the determination of net income of continuing operations. Cash provided by operating activities of continuing operations increased $13.1 million from 2015 to 2016 primarily driven by an increase in net income from continuing operations and impairment of goodwill in 2016.
Net cash used in investing activities of continuing operations totaled $692.8 million and $694.8 million for the years ended December 31, 2016 and 2015, respectively. Investing activities of the Company include certain loan activities, investment activities and capital expenditures. Cash used in investing activities of continuing operations decreased $2.0 million from 2015 to 2016 primarily due to decreased purchases of investments, decreased maturities, redemptions, and principal payments, and a lower net increase in portfolio loans.

Net cash provided by financing activities of continuing operations totaled $454.5 million and $667.0 million for the year ended December 31, 2016 and 2015, respectively. Cash provided by financing activities of continuing operations decreased $212.5 million from 2015 to 2016. The decrease in cash provided by financing activities is related primarily to a lower net increase in deposits, increased repayments of long-term FHLB borrowings, and the decrease in securities sold under agreements to repurchase. These changes were partially offset by increased short-term FHLB borrowings and federal funds purchased in 2016.
Net cash provided by operating activities of discontinued operations totaled $5.5 million for the year ended December 31, 2016, compared to cash provided by operating activities of discontinued operations of $6.4 million for the year ended December 31, 2015. Cash flows from operating activities of discontinued operations relate to the ongoing revenue sharing agreement with a divested affiliate.

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
Net cash provided by financing activities of continuing operations totaled $667.0 million and $241.9 million for the years ended December 31, 2015 and 2014, respectively. Cash provided by financing activities of continuing operations increased $425.1 million from 2014 to 2015. The increase in cash provided by financing activities related primarily to a higher net increase in deposits, the increase in securities sold under agreements to repurchase, and the increase in FHLB borrowings. These changes were partially offset by increased dividend payments.
Net cash provided by operating activities of discontinued operations totaled $6.4 million for the year ended December 31, 2015, compared to net cash used in operating activities of discontinued operations of $6.2 million for the year ended December 31, 2014. Cash flows from operating activities of discontinued operations relate to the ongoing revenue sharing agreement with a divested affiliate.

Capital Resources
Total shareholders’ equity at December 31, 2016 was $768.5 million, compared to $746.6 million at December 31, 2015, an increase of $21.9 million, or 3%. The increase in shareholders’ equity was primarily the result of net income, and amortization of stock compensation, partially offset by dividends paid, the change in other comprehensive income/ (loss), and the repurchase of common stock.
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
Effective January 1, 2015, the Company and the Bank adopted the BASEL III regulatory capital framework. Under BASEL III, the Company and the Bank were required to implement a new risk-weighted capital measure Common Equity Tier I (“CETI”) as well as a phased in capital conservation buffer. In addition, capital requirements for all banking organizations were increased. In order to avoid limitations on distributions, including dividend payments and certain discretionary bonus payments to executive officers, a capital conservation buffer must be held above the minimum risk-based capital requirements. The new rules are phased-in through 2019. The Bank and Company were in compliance with all of the requirements of the capital conservation buffer as of December 31, 2016.
To be categorized as “well capitalized”, the Company and the Bank must maintain specified minimum capital ratios. In addition, the Company and the Bank cannot be subject to any written agreement, order or capital directive, or prompt corrective action to be considered “well capitalized”. Both the Company and the Bank maintained capital at levels that would be considered “well capitalized” as of December 31, 2016 under the applicable regulations. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 24: Regulatory Matters” for additional details, including the regulatory capital and capital ratios table.

Contractual Obligations
The schedules below present a detail of the maturities of the Company’s contractual obligations and commitments as of December 31, 2016. See Part II. Item 8. “Financial Statements and Supplementary Data - Notes 11 through 13” for terms of borrowing arrangements and interest rates.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Federal Home Loan Bank Borrowings	$734,205	$490,271	$169,743	$64,552	$9,639
Securities sold under agreements to repurchase	59,624	59,624	—	—	—
Federal fund purchased	80,000	80,000
Junior subordinated debentures	106,363	—	—	—	106,363
Operating lease obligations	158,212	18,553	37,176	34,786	67,697
Deferred compensation and benefits (1)	28,979	1,214	5,326	6,203	16,236
Data processing	6,419	6,419	—	—	—
Bonus and commissions	11,171	11,171	—	—	—
Severance accrual	1,977	1,676	301	—	—
Other long-term obligations	434	257	177	—	—
Total contractual obligations at December 31, 2016	$1,187,384	$669,185	$212,723	$105,541	$199,935
___________

(1)	Includes supplemental executive retirement plans, deferred compensation plan, salary continuation plans, long term incentive plans, and split dollar life insurance.
The amounts below related to commitments to originate loans, unused lines of credit, and standby letters of credit are at the discretion of the client and may never actually be drawn upon. The contractual amount of the Company’s financial instruments with off-balance sheet risk are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Unadvanced portion of loans, unused lines of credit, and commitments to originate loans	$1,449,400	$645,169	$186,604	$12,713	$604,914
Standby letters of credit	38,391	36,602	1,765	24	—
Forward commitments to sell loans	9,663	9,663	—	—	—
Total commitments at December 31, 2016	$1,497,454	$691,434	$188,369	$12,737	$604,914

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

Recent Accounting Pronouncements
In January 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-04, Receivables - Troubled Debt Restructuring by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this update clarify that an in substance foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure. The new guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 and interim periods within annual periods beginning after December 15, 2015. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 replaces existing revenue recognition standards and expands the disclosure requirements for revenue agreements with customers. Under the new standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to revenue associated with financial instruments such as loans and securities. Therefore, the Company’s net interest income will not be impacted by this new standard. ASU 2014-09 is effective in the first quarter of 2018. Although the Company does not anticipate any material impact of ASU 2014-09, the Company is still assessing the full impact of implementation on its consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Instruments - Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to evaluate an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management must evaluate whether conditions and events raise substantial doubt about an entity’s ability to continue as a going concern and then whether its plans alleviate that doubt. ASU 2014-15 was effective in 2016 and management performed the required evaluation and concluded that there were no such conditions or events that raised substantial doubt about the Company’s ability to continue as a going concern.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU update amends current lease accounting and requires all leases, other than short-term leases, to be reported on the balance sheet through the recognition of a right-of-use asset and a corresponding liability for future lease obligations. The amended guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and will require transition utilizing a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company expects that this ASU will gross up the assets and liabilities on the balance sheet related to the lease assets and liabilities.
In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update is intended to simplify several aspects of the accounting for employee share-based plans such as income tax consequences, classification of awards as either liabilities or equity on the balance sheet, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. Although early adoption is permitted, the Company did not adopt this ASU prior to 2017. The Company does not expect that this ASU will have a material effect on its consolidated financial statements although fluctuations in the Company’s stock price between issuance date and settlement date of employee share-based transactions will lead to fluctuations in earnings once this ASU is implemented. In addition, the Company anticipates that certain stock options will expire unexercised, due to being out of the money, and the previous tax benefits will be reversed.
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
In January 2017, the FASB issued ASU 2014-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This update is the result of the first phase of a two phase project by the FASB to reduce the cost and complexity of the goodwill impairment test. The objective of Phase 1 of the project, which resulted in ASU 2017-04, is to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. Under the provisions of this update, an entity still has the option to perform the qualitative assessment, or Step 0 test, for a reporting unit to determine if the quantitative impairment test is necessary. This ASU will be effective for any annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has elected to early adopt this ASU as of January 1, 2017. The adoption of this ASU could increase or decrease the amount of a goodwill impairment charge should any of the Company's reporting units with goodwill fail a Step 1 test in the future, as compared to the amount of a goodwill impairment charge under the existing standards depending on the fair value of the reporting unit’s assets.

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
Fee income from our Investment Management, Wealth Advisory, and Wealth Management and Trust businesses is not directly dependent on market interest rates and may provide the Company a relatively stable source of income in varying market interest rate environments. However, this fee income is generally based upon the value of AUM and, therefore, can be significantly affected by changes in the values of equities and bonds. Furthermore, performance fees and partnership income earned by some of the Company’s affiliates, as managers of limited partnerships, are directly dependent upon short-term investment performance that can fluctuate significantly with changes in the capital markets. The Company does not have any trading operations for its own account.
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
ALCO primarily manages interest rate risk by examining detailed simulations that model the impact various interest rate environments may have on NII and which take into account the re-pricing, maturity and prepayment characteristics of individual products and investments. ALCO most directly looks at the impact of parallel ramp scenarios over one-year and two-year horizons in which market interest rates are gradually increased or decreased up to 200 basis points. These particular simulation results, along with longer horizons and other complementary analyses that model interest rate shocks and economic value of equity (“EVE”), are reviewed to determine whether the exposure of NII to interest rate changes is within risk limits set and monitored at both the ALCO and Board levels. While ALCO and ALM practitioners review simulation assumptions to ensure reasonability, future results are not fully predictable. Both market assumptions and the actual re-pricing, maturity, and prepayment characteristics of individual products may differ from the estimates used in the simulations.
The Bank was in compliance with its applicable policy guidelines at all times during the year. ALCO reviews the results with regard to the established tolerance levels and recommends appropriate strategies to manage this exposure.
Model Methodologies

•
The base model is built as a static balance sheet simulation. Growth and/or contraction are not incorporated into the base model to avoid masking of the inherent interest rate risk in the balance sheet as it stands at a point in time, however, balance sheet adjustments may be incorporated into the model to reflect anticipated changes in certain balance sheet categories.

•
The model utilizes the FHLB, LIBOR, and Treasury yield curves in effect as of December 31, 2016. Other market rates used in this analysis include the Prime rate and Federal Funds rate, which were 3.75% and 0.75% respectively, at December 31, 2016. All interest rate changes are assumed to occur in the first 12 months and remain flat thereafter. All market rates are floored at 0.00% (Federal Funds, Treasury yields, LIBOR, FHLB), while the Prime rate is floored at 3.00%. All points on the market yield curves increase/decrease congruently.

The following table presents the estimated impact of interest rate changes on pro-forma NII for the Company over a 12-month period:

	Twelve months beginning 1/1/2017
	$ Change	% Change
	(In thousands)
Parallel Ramp Up 200 basis points	$3,745	1.74%
Down Parallel Ramp 100 basis points	$(3,073)	(1.43)%

	Twelve months beginning 1/1/2016
	$ Change	% Change
	(In thousands)
Parallel Ramp Up 200 basis points	$3,561	1.80%
Down Parallel Ramp 100 basis points	$(3,100)	(1.57)%
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
At December 31, 2016, the Company’s overall balance sheet was immediately asset-sensitive. The actual ability to reprice certain interest-bearing liabilities depends on other factors in addition to the movement of interest rates. These factors include competitor pricing, the current rate paid on interest-bearing liabilities, and alternative products offered in the financial market place. Most importantly, non-maturity deposits do not have a formal re-pricing date and are priced based on management discretion.  They are gapped as re-pricing in 3-6 months when, in fact, they may not. The Bank does not attempt to perfectly match interest rate sensitive assets and liabilities and will selectively mismatch its assets and liabilities to a controlled degree when management considers such a mismatch both appropriate and prudent.
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

The following table presents the repricing schedule for the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2016:

	Within Three Months	Over Three to Six Months	Over Six to Twelve Months	Over One Year to Five Years	Over Five Years	Total
	(In thousands)
Interest-earning assets (1):
Interest bearing cash	$71,150	$—	$—	$—	$—	$71,150
Investment securities	75,984	35,220	60,311	548,511	637,185	1,357,211
FHLB stock	44,077	—	—	—	—	44,077
Loans held for sale (2)	3,464	—	—	—	—	3,464
Loans—Fixed rate (5)	157,722	141,056	210,766	1,130,993	362,896	2,003,433
Loans—Variable rate	1,840,481	305,161	424,852	1,268,818	271,609	4,110,921
Total interest-earning assets	$2,192,878	$481,437	$695,929	$2,948,322	$1,271,690	$7,590,256
Interest-bearing liabilities (3):
Savings and NOW accounts (4)	$—	$652,819	$—	$—	$—	$652,819
Money market accounts (4) (5)	—	3,102,048	—	—	—	3,102,048
Certificates of deposit	140,304	73,522	213,802	149,000	3	576,631
Securities sold under agreements to repurchase	—	59,624	—	—	—	59,624
Federal funds purchased	80,000	—	—	—	—	80,000
FHLB borrowings	422,842	8,652	59,223	234,748	8,740	734,205
Junior subordinated debentures	103,093	—	—	—	3,270	106,363
Total interest-bearing liabilities	$746,239	$3,896,665	$273,025	$383,748	$12,013	$5,311,690
Net interest sensitivity gap during the period	$1,446,639	$(3,415,228)	$422,904	$2,564,574	$1,259,677	$2,278,566
Cumulative gap	$1,446,639	$(1,968,589)	$(1,545,685)	$1,018,889	$2,278,566
Interest-sensitive assets as a percent of interest-sensitive liabilities (cumulative)	293.86%	57.60%	68.56%	119.23%	142.90%
Cumulative gap as a percent of total assets	18.15%	(24.70)%	(19.39)%	12.78%	28.59%
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

(2)	Loans held for sale are typically sold within three months of origination.

(3)	Does not include $1.8 billion of demand accounts because they are non-interest bearing.

(4)	While savings, NOW and money market accounts can be withdrawn any time, management believes they have characteristics that make their effective maturity longer.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
	(In thousands, except share and per share data)
Assets:
Cash and cash equivalents	$106,557	$238,694
Investment securities available-for-sale (amortized cost of $1,283,161 and $1,084,105 at December 31, 2016 and 2015, respectively)	1,264,132	1,084,510
Investment securities held-to-maturity (fair value of $92,604 and $116,384 at December 31, 2016 and 2015, respectively)	93,079	116,352
Stock in Federal Home Loan Banks	44,077	35,181
Loans held for sale	3,464	8,072
Total loans	6,114,354	5,719,212
Less: Allowance for loan losses	78,077	78,500
Net loans	6,036,277	5,640,712
Other real estate owned (“OREO”)	1,690	776
Premises and equipment, net	31,827	31,036
Goodwill	142,554	152,082
Intangible assets, net	26,725	33,007
Fees receivable	13,400	11,258
Accrued interest receivable	20,479	17,950
Deferred income taxes, net	55,460	51,699
Other assets	130,753	121,179
Total assets	$7,970,474	$7,542,508
Liabilities:
Deposits	$6,085,146	$6,040,437
Securities sold under agreements to repurchase	59,624	58,215
Federal funds purchased	80,000	—
Federal Home Loan Bank borrowings	734,205	461,324
Junior subordinated debentures	106,363	106,363
Other liabilities	119,683	111,468
Total liabilities	7,185,021	6,777,807
Redeemable Noncontrolling Interests	16,972	18,088
Shareholders’ Equity:
Preferred stock, $1.00 par value; authorized: 2,000,000 shares; Series D, 6.95% Non-Cumulative Perpetual, issued and outstanding: 50,000 shares at December 31, 2016 and December 31, 2015; liquidation preference: $1,000 per share	47,753	47,753
Common stock, $1.00 par value; authorized: 170,000,000 shares; issued and outstanding: 83,731,769 shares at December 31, 2016 and 83,410,961 shares at December 31, 2015	83,732	83,411
Additional paid-in capital	597,454	600,670
Retained earnings/ (accumulated deficit)	47,929	12,886
Accumulated other comprehensive income/ (loss)	(12,548)	(1,500)
Total Company’s shareholders’ equity	764,320	743,220
Noncontrolling interests	4,161	3,393
Total shareholders’ equity	768,481	746,613
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$7,970,474	$7,542,508

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$201,349	$192,184	$191,658
Taxable investment securities	6,230	4,403	3,162
Non-taxable investment securities	5,754	4,758	3,738
Mortgage-backed securities	12,416	10,933	6,925
Federal funds sold and other	1,890	1,390	1,359
Total interest and dividend income	227,639	213,668	206,842
Interest expense:
Deposits	16,571	16,002	14,102
Federal Home Loan Bank borrowings	8,008	7,959	9,108
Junior subordinated debentures	2,427	3,875	3,872
Repurchase agreements and other short-term borrowings	195	62	59
Total interest expense	27,201	27,898	27,141
Net interest income	200,438	185,770	179,701
Provision/ (credit) for loan losses	(6,935)	(1,555)	(6,400)
Net interest income after provision/ (credit) for loan losses	207,373	187,325	186,101
Fees and other income:
Investment management fees	44,410	45,694	47,123
Wealth advisory fees	50,581	50,437	48,082
Wealth management and trust fees	43,980	51,309	34,582
Other banking fee income	12,050	8,440	7,033
Gain on sale of loans, net	667	1,207	2,158
Gain/ (loss) on sale of investments, net	521	236	(7)
Gain/ (loss) on OREO, net	306	124	957
Gain on sale of offices	2,862	—	—
Other	3,410	3,722	870
Total fees and other income	158,787	161,169	140,798
Operating expense:
Salaries and employee benefits	163,767	159,401	146,648
Occupancy and equipment	39,075	37,183	31,041
Professional services	11,576	12,861	12,473
Marketing and business development	7,626	9,063	7,989
Contract services and data processing	7,024	6,037	5,816
Amortization of intangibles	6,282	6,711	4,836
Impairment of goodwill	9,528	—	—
FDIC insurance	3,484	3,979	3,459
Restructuring	2,017	3,724	739
Other	14,574	16,222	14,128
Total operating expense	264,953	255,181	227,129
Income before income taxes	101,207	93,313	99,770
Income tax expense	30,963	30,392	32,365
Net income from continuing operations	70,244	62,921	67,405
Net income from discontinued operations	5,541	6,411	6,160
Net income before attribution to noncontrolling interests	75,785	69,332	73,565
(Continued)

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except share and per share data)
Less: Net income attributable to noncontrolling interests	4,157	4,407	4,750
Net income attributable to the Company	$71,628	$64,925	$68,815
Adjustments to net income attributable to the Company to arrive at net income attributable to common shareholders	(4,063)	(3,011)	(4,000)
Net income attributable to common shareholders for earnings per share calculation	$67,565	$61,914	$64,815
Basic earnings per share attributable to common shareholders:
From continuing operations:	$0.76	$0.69	$0.74
From discontinued operations:	$0.07	$0.08	$0.08
Total attributable to common shareholders:	$0.83	$0.77	$0.82
Weighted average basic common shares outstanding	81,264,273	80,885,253	78,921,480
Diluted earnings per share attributable to common shareholders:
From continuing operations:	$0.74	$0.66	$0.72
From discontinued operations:	$0.07	$0.08	$0.08
Total attributable to common shareholders:	$0.81	$0.74	$0.80
Weighted average diluted common shares outstanding	83,209,126	83,393,090	81,308,144
See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Net income attributable to the Company	$71,628	$64,925	$68,815
Other comprehensive income/ (loss), net of tax:
Unrealized gain/ (loss) on securities available-for-sale	(11,358)	(1,349)	3,736
Reclassification adjustment for net realized (gain)/ loss included in net income	(331)	(139)	4
Net unrealized gain/ (loss) on securities available-for-sale	(11,689)	(1,488)	3,740
Unrealized gain/ (loss) on cash flow hedges	(461)	(1,554)	(2,009)
Reclassification adjustment for net realized (gain)/ loss included in net income	979	2,354	1,849
Net unrealized gain/ (loss) on cash flow hedges	518	800	(160)
Net unrealized gain/ (loss) on other	123	(115)	(80)
Other comprehensive income/ (loss), net of tax	(11,048)	(803)	3,500
Total comprehensive income attributable to the Company, net	$60,580	$64,122	$72,315
 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/ (Loss)	Noncontrolling Interests	Total
		(In thousands, except share data)
Balance at December 31, 2013	$47,753	$79,838	$616,334	$(106,211)	$(4,197)	$171	$633,688
Net income attributable to the Company	—	—	—	68,815	—	—	68,815
Other comprehensive income/ (loss), net	—	—	—	—	3,500	—	3,500
Dividends paid to common shareholders: $0.32 per share	—	—	(25,829)	—	—	—	(25,829)
Dividends paid to preferred shareholders	—	—	(3,475)	—	—	—	(3,475)
Issuance of noncontrolling interests	—	—	—	—	—	215	215
Net proceeds from issuance of:
1,801,446 shares of common stock	—	1,801	20,463	—	—	—	22,264
1,344,808 shares of incentive stock grants, net of 125,658 shares canceled or forfeited and 128,003 shares withheld for employee taxes	—	1,091	(2,700)	—	—	—	(1,609)
Amortization of stock compensation and employee stock purchase plan	—	—	6,239	—	—	—	6,239
Stock options exercised	—	232	1,575	—	—	—	1,807
Tax savings/ (deficiency) from certain stock compensation awards	—	—	1,294	—	—	—	1,294
Other equity adjustments	—	—	(2,998)	—	—	—	(2,998)
Balance at December 31, 2014	$47,753	$82,962	$610,903	$(37,396)	$(697)	$386	$703,911

Balance at December 31, 2014	$47,753	$82,962	$610,903	$(37,396)	$(697)	$386	$703,911
Net income attributable to the Company	—	—	—	64,925	—	—	64,925
Other comprehensive income/ (loss), net	—	—	—	—	(803)	—	(803)
Dividends paid to common shareholders: $0.36 per share	—	—	(16,703)	(12,905)	—	—	(29,608)
Dividends paid to preferred shareholders	—	—	(1,737)	(1,738)	—	—	(3,475)
Issuance of noncontrolling interests	—	—	—	—	—	3,007	3,007
Net proceeds from issuance of:
138,463 shares of common stock	—	138	1,437	—	—	—	1,575
738,025 shares of incentive stock grants, net of 408,638 shares canceled or forfeited and 168,490 shares withheld for employee taxes	—	161	(2,251)	—	—	—	(2,090)
Amortization of stock compensation and employee stock purchase plan	—	—	9,820	—	—	—	9,820
Stock options exercised	—	150	1,056	—	—	—	1,206
Tax savings/ (deficiency) from certain stock compensation awards	—	—	(1,262)	—	—	—	(1,262)
Other equity adjustments	—	—	(593)	—	—	—	(593)
Balance at December 31, 2015	$47,753	$83,411	$600,670	$12,886	$(1,500)	$3,393	$746,613
(Continued)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/ (Loss)	Noncontrolling Interests	Total
		(In thousands, except share data)
Balance at December 31, 2015	$47,753	$83,411	$600,670	$12,886	$(1,500)	$3,393	$746,613
Net income attributable to the Company	—	—	—	71,628	—	—	71,628
Other comprehensive income/ (loss), net	—	—	—	—	(11,048)	—	(11,048)
Dividends paid to common shareholders: $0.40 per share	—	—	—	(33,110)	—	—	(33,110)
Dividends paid to preferred shareholders	—	—	—	(3,475)	—	—	(3,475)
Issuance of noncontrolling interests	—	—	—	—	—	768	768
Repurchase of 785,542 shares of common stock	—	(786)	(8,537)	—	—	—	(9,323)
Net proceeds from issuance of:
165,934 shares of common stock	—	166	1,413	—	—	—	1,579
599,673 shares of incentive stock grants, net of 343,929 shares canceled or forfeited and 63,235 shares withheld for employee taxes	—	193	(930)	—	—	—	(737)
Conversion of warrants	—	517	(517)	—	—	—	—
Amortization of stock compensation and employee stock purchase plan	—	—	4,112	—	—	—	4,112
Stock options exercised	—	231	1,494	—	—	—	1,725
Tax savings/ (deficiency) from certain stock compensation awards	—	—	(620)	—	—	—	(620)
Other equity adjustments	—	—	369	—	—	—	369
Balance at December 31, 2016	$47,753	$83,732	$597,454	$47,929	$(12,548)	$4,161	$768,481

 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income attributable to the Company	$71,628	$64,925	$68,815
Adjustments to arrive at net income from continuing operations
Net income attributable to noncontrolling interests	4,157	4,407	4,750
Net pre-tax gain from operating activities of discontinued operations	(9,452)	(11,234)	(11,258)
Tax expense from discontinued operations	3,911	4,823	5,098
Net income from continuing operations	70,244	62,921	67,405
Adjustments to reconcile net income from continuing operations to net cash provided by/ (used in) operating activities:
Depreciation and amortization	23,441	22,187	19,378
Net income attributable to noncontrolling interests	(4,157)	(4,407)	(4,750)
Equity issued as compensation	4,112	9,820	6,239
Impairment of goodwill	9,528	—	—
Provision/ (credit) for loan losses	(6,935)	(1,555)	(6,400)
Loans originated for sale	(80,539)	(153,445)	(71,858)
Proceeds from sale of loans held for sale	85,814	153,679	71,440
Gain on sale of offices	(2,862)	—	—
Deferred income tax expense/ (benefit)	2,777	(4,575)	5,058
Net decrease/ (increase) in other operating activities	(817)	2,852	14,387
Net cash provided by/ (used in) operating activities of continuing operations	100,606	87,477	100,899
Net cash provided by/ (used in) operating activities of discontinued operations	5,541	6,411	6,160
Net cash provided by/ (used in) operating activities	106,147	93,888	107,059
Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(422,315)	(506,529)	(335,404)
Sales	50,049	34,160	6,450
Maturities, redemptions, and principal payments	165,768	208,467	190,926
Investment securities held-to-maturity:
Purchases	—	—	(48,835)
Principal payments	22,522	23,741	19,263
(Investments)/ distributions in trusts, net	(508)	(165)	(385)
(Purchase)/ redemption of Federal Home Loan Banks stock	(8,896)	(2,900)	6,331
Net increase in portfolio loans	(403,670)	(452,675)	(221,256)
Proceeds from recoveries of loans previously charged-off	10,461	6,253	11,163
Proceeds from sale of OREO	1,337	277	1,102
Proceeds from sale of portfolio loans	—	—	58,568
Distributions related to sale of offices	(98,517)	—	—
Capital expenditures, net of sale proceeds	(9,011)	(5,419)	(9,705)
Cash received from dispositions, net of cash divested/ (cash paid for acquisitions, including cash paid for deferred acquisition obligations, net of cash acquired)	—	—	(44,845)
Cash provided by/ (used in) other investing activities of continuing operations	—	—	(1,601)
Net cash provided by/ (used in) investing activities—continuing operations	(692,780)	(694,790)	(368,228)
Net cash provided by/ (used in) investing activities—discontinued operations	—	—	—
Net cash provided by/ (used in) investing activities	(692,780)	(694,790)	(368,228)
(Continued)

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	148,303	586,558	343,509
Net (decrease)/ increase in securities sold under agreements to repurchase and other	1,409	27,719	(71,857)
Net (decrease)/ increase in short-term Federal Home Loan Bank borrowings	310,000	40,000	10,000
Net increase/ (decrease) in federal funds purchased	80,000	—	—
Advances of long-term Federal Home Loan Bank borrowings	134,779	123,636	55,000
Repayments of long-term Federal Home Loan Bank borrowings	(171,898)	(72,462)	(62,104)
Repurchase of common stock	(9,323)	—	—
Dividends paid to common shareholders	(33,110)	(29,608)	(25,829)
Dividends paid to preferred shareholders	(3,475)	(3,475)	(3,475)
Tax savings/ (deficiency) from certain stock compensation awards	(620)	(1,262)	1,294
Proceeds from stock option exercises	1,725	1,206	1,807
Proceeds from issuance of common stock, net	842	(515)	(353)
Distributions paid to noncontrolling interests	(4,054)	(4,611)	(4,426)
Other equity adjustments	(82)	(199)	(1,669)
Net cash provided by/ (used in) financing activities—continuing operations	454,496	666,987	241,897
Net cash provided by/ (used in) financing activities—discontinued operations	—	—	—
Net cash provided by/ (used in) financing activities	454,496	666,987	241,897
Net increase/ (decrease) in cash and cash equivalents	(132,137)	66,085	(19,272)
Cash and cash equivalents at beginning of year	238,694	172,609	191,881
Cash and cash equivalents at end of year	$106,557	$238,694	$172,609
Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$27,415	$27,749	$30,043
Cash paid for income taxes, net of (refunds received)	33,078	33,318	30,072
Change in unrealized gain/ (loss) on securities available-for-sale, net of tax	(11,689)	(1,488)	3,740
Change in unrealized gain/ (loss) on cash flow hedges, net of tax	518	800	(160)
Change in unrealized gain/ (loss) on other, net of tax	123	(115)	(80)
Non-cash transactions:
Loans transferred into/ (out of) held for sale from/ (to) portfolio, net	—	—	56,967
Loans charged-off	(3,949)	(2,036)	(5,296)
Loans transferred into/ (out of) other real estate owned from/ (to) held for sale or portfolio	1,944	—	298
Reversal of contingent consideration into income	—	2,026	—
Equity issued for acquisitions, including deferred acquisition obligations	—	—	21,007

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
The Private Banking segment is comprised of the banking operations of Boston Private Bank & Trust Company (the “Bank” or “Boston Private Bank”), a trust company chartered by The Commonwealth of Massachusetts, insured by the Federal Deposit Insurance Corporation (the “FDIC”), and a wholly-owned subsidiary of the Company. Boston Private Bank currently operates in three geographic markets: New England, the San Francisco Bay Area, and Southern California.
In June 2016, the Bank entered into a definitive agreement to sell two of its offices in the Southern California market, located in Granada Hills and Burbank, California. The transaction closed in November 2016 and the Bank recognized a gain on sale of $2.9 million. The rationale for the sale was to better position the Company’s resources within the Southern California market.
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
The Investment Management segment has two consolidated affiliates, Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”) and Anchor Capital Advisors, LLC (“Anchor”) (together, the “Investment Managers”).
The Wealth Advisory segment has two consolidated affiliates, KLS Professional Advisors Group, LLC (“KLS”) and Bingham, Osborn & Scarborough, LLC (“BOS”) (together, the “Wealth Advisors” and, together with the Wealth Management and Trust and Investment Management segments, the “Wealth and Investment” businesses).
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Significant Group Concentrations of Credit Risk
Most of the Company’s activities are with clients within the New England, the San Francisco Bay Area, and Southern California regions of the country. The Company does not believe it has any significant concentrations in any one industry, geographic location, or with any one client. Part II. Item 8. “Financial Statements and Supplementary Data - Note 4: Investment Securities,” highlights the types of securities in which the Company invests, and Part II. Item 8. “Financial Statements and Supplementary Data - Note 5: Loan Portfolio and Credit Quality,” describes the concentration of the Private Banking loan data based on the location of the lender.
Statement of Cash Flows
For purposes of reporting cash flows, the Company considers cash and due from banks and federal funds sold, all of which have original maturities with 90 days or less, to be cash equivalents.
Cash and Due from Banks
The Bank is required to maintain average reserve balances in an account with the Federal Reserve based upon a percentage of certain deposits. As of December 31, 2016 and 2015, the daily amounts required to be held in the aggregate for the Bank were $5.0 million and $4.6 million, respectively.
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
The Company conducts a quarterly review and evaluation of its investment securities to determine if the decline in fair value of a security below its amortized cost is deemed to be other-than-temporary. Other-than-temporary impairment losses are recognized on securities when: (i) the holder has an intention to sell the security; (ii) it is more likely than not that the security will be required to be sold prior to recovery; or (iii) the holder does not expect to recover the entire amortized cost basis of the security. Other-than-temporary losses are reflected in earnings as a charge against gain on sale of investments, net, to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in accumulated other comprehensive income/ (loss). The Company has no intention to sell any securities in an unrealized loss position at December 31, 2016 nor is it more likely than not that the Company would be required to sell such securities prior to the recovery of the unrealized losses. As of December 31, 2016, the Company believes that all impairments of investment securities are temporary in nature. No other-than-temporary impairment losses were recognized in the consolidated statements of operations for the years ended December 31, 2016, 2015, and 2014.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Loans
Loans are carried at the principal amount outstanding, net of participations, deferred loan origination fees and costs, charge-offs, and interest payments applied to principal on nonaccrual loans. Loan origination fees, net of related direct incremental loan origination costs, are deferred and recognized into income over the contractual lives of the related loans as an adjustment to the loan yield, using the level-yield method. If a loan is paid off prior to maturity, the unamortized portion of net fees/cost is recognized into interest income. If a loan is sold, the unamortized portion of net fees/cost is recognized at the time of sale as a component of the gain or loss on sale of loans.
When the Company analyzes its loan portfolio to determine the adequacy of its allowance for loan losses, it categorizes the loans by portfolio segment and class of financing receivable based on the similarities in risk characteristics for the loans. The Company has determined that its portfolio segments and classes of financing receivables are one and the same, with the exception of the commercial and industrial portfolio segment, which consists of other commercial and industrial loans and commercial tax exempt loans. The level at which the Company develops and documents its allowance for loan loss methodology is consistent with the grouping of financing receivables based upon initial measurement attributes, risk characteristics, and the Company’s method for monitoring and assessing credit risks. These portfolio segments and classes of financing receivables are:

•	Commercial and industrial (portfolio segment)

◦
Other commercial and industrial loans (class of financing receivable) - Commercial and industrial loans include working capital and revolving lines of credit, term loans for equipment and fixed assets, and Small Business Administration (“SBA”) loans.

◦	Commercial tax exempt loans (class of financing receivable) - Commercial tax exempt loans include loans to not-for-profit private schools, colleges, and public charter schools.

•
Commercial real estate (segment and class) - Commercial real estate loans are generally acquisition financing for commercial properties such as office buildings, retail properties, apartment buildings, and industrial/warehouse space. In addition, tax exempt commercial real estate loans are provided for affordable housing development and rehabilitation. These loans are often supplemented with federal, state, and/or local subsidies.

•	Construction and land (segment and class) - Construction and land loans include loans for financing of new developments as well as financing for improvements to existing buildings.

•
Residential mortgage (segment and class) - Residential mortgage loans consist of loans secured by single-family and one- to four- unit properties in excess of the amount eligible for purchase by the Federal National Mortgage Association, which was $417 thousand at December 31, 2016 for the “General” limit and $523 thousand to $626 thousand for single-family properties for the “High-Cost” limit, depending on which specific geographic region of the Bank’s primary market areas the loan was originated. While the Bank has no minimum size for mortgage loans, it concentrates its origination activities in the “Jumbo” segment of the market.

•
Home equity (segment and class) - Home equity loans consist of balances outstanding on second mortgages and home equity lines of credit extended to individual clients. Personal lines of credit are typically for high net worth clients whose assets may not be liquid due to investments or closely held stock. The amount of home equity loans typically depends on client demand.

•
Consumer and other (segment and class) - Consumer and other loans consist of balances outstanding on consumer loans including personal lines of credit, and loans arising from overdraft protection extended to individual and business clients. Personal lines of credit are typically for high net worth clients whose assets may not be liquid due to investments or closely held stock. The amount of consumer and other loans typically depends on client demand.

The past due status of a loan is determined in accordance with its contractual repayment terms. All portfolio segments are reported past due when one scheduled payment is due and unpaid for 30 days or more.
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. When management determines that it is probable that the Bank will not collect all principal and interest on a loan in accordance with the original loan terms, the loan is designated as impaired. Impaired loans are usually commercial loans or construction and land loans, for which it is probable that the Company will not collect all amounts due according to the contractual terms of the loan agreement, and all loans restructured in a troubled debt restructuring. Accrual of interest income

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

is discontinued and all interest previously accrued but not collected is reversed against current period interest income when a loan is initially classified as nonaccrual. Generally, interest received on nonaccrual loans is applied against principal or, on a limited basis, reported as interest income on a cash basis, when according to management’s judgment, the collectability of principal is reasonably assured. The Bank’s general policy for returning a loan to accrual status requires the loan to be brought current, for the client to show a history of making timely payments (generally six consecutive months), and when the financial position of the borrower and other relevant factors indicate there is no longer doubt as to the collectability of the loan.
The Bank’s loan commitments are generally short-term in nature with terms that are primarily variable. Given the limited interest rate exposure posed by the commitments, the Bank estimates the fair value of these commitments to be immaterial.
Credit Quality Indicators
The Bank uses a risk rating system to monitor the credit quality of its loan portfolio. Loan classifications are assessments made by the Bank of the status of the loans based on the facts and circumstances known to the Bank, including management’s judgment, at the time of assessment. Some or all of these classifications may change in the future if there are unexpected changes in the financial condition of the borrower, including but not limited to, changes resulting from continuing deterioration in general economic conditions on a national basis or in the local markets in which the Bank operates adversely affecting, among other things, real estate values. Such conditions, as well as other factors which adversely affect borrowers’ ability to service or repay loans, typically result in changes in loan default and charge-off rates, and increased provisions for loan losses, which would adversely affect the Company’s financial performance and financial condition. These circumstances are not entirely foreseeable and, as a result, it may not be possible to accurately reflect them in the Company’s analysis of credit risk. Generally, only commercial loans, including commercial real estate, other commercial and industrial loans, commercial tax exempt loans, and construction and land loans, are given a numerical grade.
A summary of the rating system used by the Bank follows:
Pass - All loans graded as pass are considered acceptable credit quality by the Bank and are grouped for purposes of calculating the allowance for loan losses. For residential, home equity, and consumer loans, the Bank classifies loans as pass unless there is known information such as delinquency or client requests for modifications which, due to financial difficulty, would then generally result in a risk rating such as special mention or more severe depending on the factors.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Allowance for Loan and Lease Losses
The allowance for loan losses (“allowance”) is an estimate of the inherent risk of loss in the loan portfolio as of the consolidated balance sheet dates. Management estimates the level of the allowance based on all relevant information available. Changes to the required level in the allowance result in either a provision for loan loss expense, if an increase is required, or a credit to the provision, if a decrease is required. Loan losses are charged to the allowance when available information confirms that specific loans, or portions thereof, are uncollectible. Recoveries on loans previously charged-off are credited to the allowance when received in cash.
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
The allowance consists of three primary components: general reserves on pass graded loans, allocated reserves on non-impaired special mention and substandard loans, and the specific reserves on impaired loans. The calculation of the allowance involves a high degree of management judgment and estimates designed to reflect the inherent risk of loss in the loan portfolio at the measurement date.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
A loan is considered impaired in accordance with ASC 310 when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured based on the fair value of the loan, expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, impairment may be determined based upon the observable market price of the loan, or the fair value of the collateral, less estimated costs to sell, if the loan is “collateral dependent.” A loan is collateral dependent if repayment of the loan is expected to be provided solely by the underlying collateral or sale of the underlying collateral. For collateral dependent loans, appraisals are generally used to determine the fair value. When a collateral dependent loan becomes impaired, an updated appraisal of the collateral is obtained, if appropriate. Appraised values are generally discounted for factors such as the Bank’s intention to liquidate the property quickly in a foreclosure sale or the date when the appraisal was performed if the Bank believes that collateral values have declined since the date the appraisal was done. The Bank may use a broker opinion of value in addition to an appraisal to validate the appraised value. In certain instances, the Bank may consider broker opinions of value as well as other qualitative factors while an appraisal is being prepared.
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
In addition to the three primary components of the allowance for loan losses discussed above (general reserve, allocated reserves on non-impaired special mention and substandard loans, and the specific reserves on impaired loans), the Bank may also maintain an insignificant amount of additional allowance for loan losses (the unallocated allowance for loan losses). The unallocated reserve reflects the fact that the allowance for loan losses is an estimate and contains a certain amount of imprecision risk. It represents risks identified by Management that are not already captured in the qualitative factors discussed above. The unallocated allowance for loan losses is not considered significant by the Company and will remain at zero unless additional risk is identified.
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
Premises and Equipment
Premises and equipment consists of leasehold improvements, furniture, fixtures, equipment, art, buildings, and land. Equipment consists primarily of computer equipment. Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed primarily by the straight-line method over the estimated useful lives of the assets, or the terms of the leases, if shorter, for leasehold improvements. The estimated useful lives for leasehold improvements and buildings are 5-15 years and 40 years, respectively. The estimated useful life for furniture and fixtures is 2-10 years and is 3-5 years for computer equipment. The costs of improvements that extend the life of an asset are capitalized, while the cost of repairs and maintenance are expensed as incurred. Neither land nor art is depreciated.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
BPFH has three reportable segments that have goodwill: Wealth Management and Trust, Investment Management, and Wealth Advisory. Boston Private Wealth is the only reporting unit within the Wealth Management and Trust segment. Anchor and DGHM are the reporting units within the Investment Management segment. DGHM does not have any remaining goodwill. BOS and KLS are the reporting units within the Wealth Advisory segment. Because discrete financial information is available and segment management regularly reviews the operating results of Anchor, KLS, and BOS, they are all considered reporting units.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Income Tax Estimates
The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”). The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting basis for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes for a change in tax rates is recognized in income tax expense/ (benefit) in the period that includes the enactment date. Valuation allowances on deferred tax assets are estimated based on our assessment of the realizability of such amounts. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets.
In accordance with ASC 740, deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of the tax benefit depends upon the existence of sufficient taxable income of the appropriate character within the carry-back and carry-forward periods.
Management considered the following items in evaluating the need for a valuation allowance:

▪	Cumulative pre-tax income, as adjusted for permanent book-to-tax differences, during the 2014 through 2016 period.

▪	Deferred tax assets are expected to reverse in periods when there will be taxable income.

▪	The Company projects sufficient future taxable income to be generated by operations during the available carryforward period.

▪	Certain tax planning strategies are available, such as reducing investments in tax-exempt securities.

▪	The Company has not had any operating loss or tax credit carryovers expiring unused in recent years.
The Company believes that it is more likely than not that the net deferred tax asset as of December 31, 2016 will be realized based upon the ability to generate future taxable income, as well as the availability of current and historical taxable income. The net deferred tax asset at December 31, 2015 is net of a valuation allowance for capital losses. Capital losses are deductible to the extent of offsetting capital gains and the Company did not anticipate that it would generate capital gains before the capital losses expired. Therefore, the Company had recorded a valuation allowance on capital losses in excess of capital gains as of December 31, 2015. The Company does not have any capital losses in excess of capital gains as of December 31, 2016.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Assets under management and advisory (“AUM”) at the Company’s consolidated affiliates are not included in the consolidated financial statements since they are held in a fiduciary or agency capacity and are not assets of the Company.
Stock-Based Incentive Plans
At December 31, 2016, the Company has three stock-based incentive compensation plans. These plans encourage and enable the officers, employees, and non-employee directors of the Company to acquire an interest in the Company. The Company accounts for share-based awards in accordance with ASC 718, Compensation – Stock Compensation. Costs resulting from the issuance of such share-based payment awards are required to be recognized in the financial statements based on the grant date fair value of the award. Stock-based compensation expense is recognized over the requisite service period, which is generally the vesting period.
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
In 2013, the Company adjusted its time-based restricted stock grant agreements so that dividends would be accumulated and paid only upon vesting, only as to the amount of shares that vest. As a result of this adjustment, time-based restricted stock granted in or after 2013 no longer contains a right to receive non-forfeitable dividends, and therefore is not considered a participating security for purposes of the EPS calculation. Time-based restricted stock issued prior to 2013 was not modified and was still considered a participating security until it vested or was forfeited or canceled. All remaining time-based restricted stock issued prior to 2013 was fully vested, forfeited, or canceled during 2016.
For the calculation of the Company’s EPS, see Part II. Item 8. “Financial Statements and Supplementary Data - Note 16: Earnings Per Share.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Recent Accounting Pronouncements
In January 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-04, Receivables - Troubled Debt Restructuring by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this update clarify that an in substance foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure. The new guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 and interim periods within annual periods beginning after December 15, 2015. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 replaces existing revenue recognition standards and expands the disclosure requirements for revenue agreements with customers. Under the new standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to revenue associated with financial instruments such as loans and securities. Therefore, the Company’s net interest income will not be impacted by this new standard. ASU 2014-09 is effective in the first quarter of 2018. Although the Company does not anticipate any material impact of ASU 2014-09, the Company is still assessing the full impact of implementation on its consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Instruments - Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to evaluate an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management must evaluate whether conditions and events raise substantial doubt about an entity’s ability to continue as a going concern and then whether its plans alleviate that doubt. ASU 2014-15 was effective in 2016 and management performed the required evaluation and concluded that there were no such conditions or events that raised substantial doubt about the Company’s ability to continue as a going concern.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU update amends current lease accounting and requires all leases, other than short-term leases, to be reported on the balance sheet through the recognition of a right-of-use asset and a corresponding liability for future lease obligations. The amended guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and will require transition utilizing a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company expects that this ASU will gross up the assets and liabilities on the balance sheet related to the lease assets and liabilities.
In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update is intended to simplify several aspects of the accounting for employee share-based plans such as income tax consequences, classification of awards as either liabilities or equity on the balance sheet, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. Although early adoption is permitted, the Company did not adopt this ASU prior to 2017. The Company does not expect that this ASU will have a material effect on its consolidated financial statements although fluctuations in the Company’s stock price between issuance date and settlement date of employee share-based transactions will lead to fluctuations in earnings once this ASU is implemented. In addition, the Company anticipates that certain stock options will expire unexercised, due to being out of the money, and the previous tax benefits will be reversed.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

retrospective transition method. The Company does not expect that this ASU will have a significant impact on its consolidated financial statements.
In January 2017, the FASB issued ASU 2014-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This update is the result of the first phase of a two phase project by the FASB to reduce the cost and complexity of the goodwill impairment test. The objective of Phase 1 of the project, which resulted in ASU 2017-04, is to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. Under the provisions of this update, an entity still has the option to perform the qualitative assessment, or Step 0 test, for a reporting unit to determine if the quantitative impairment test is necessary. This ASU will be effective for any annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has elected to early adopt this ASU as of January 1, 2017. The adoption of this ASU could increase or decrease the amount of a goodwill impairment charge should any of the Company's reporting units with goodwill fail a Step 1 test in the future, as compared to the amount of a goodwill impairment charge under the existing standards depending on the fair value of the reporting unit’s assets.

2.RESTRUCTURING
In the fourth quarter of 2014, the Company incurred restructuring charges related to the acquisition of Banyan Partners, LLC (“Banyan”). The purpose of this restructuring was to realign the management structure within the Wealth Management and Trust segment. The total cost of the restructuring incurred in the fourth quarter of 2014 was $0.7 million. In 2015, the Company incurred additional restructuring charges to further refine the management structure within the Wealth Management and Trust segment. The total cost of the restructuring charges in 2015 was $3.7 million.
In the first and second quarters of 2016, the Company incurred additional costs of $1.1 million and $0.9 million, respectively, in the continued refinement of the management structure within the Wealth Management and Trust segment. The Company does not anticipate any additional restructuring costs related to this plan as of the date of this filing.
Restructuring expenses incurred since the plans of restructuring were first implemented in 2014 totaled $6.4 million, all within the Wealth Management and Trust segment.
The following table presents a summary of the restructuring activity for the years ended December 31, 2016, 2015 and 2014.

	Severance Charges	Other Associated Costs	Total
	(in thousands)
Accrued charges at December 31, 2013	$33	$—	$33
Costs incurred	739	—	739
Costs paid	(33)	—	(33)
Accrued charges at December 31, 2014	739	—	739
Costs incurred	3,434	290	3,724
Costs paid	(868)	(290)	(1,158)
Accrued charges at December 31, 2015	3,305	—	3,305
Costs incurred	2,017	—	2,017
Costs paid	(3,345)	—	(3,345)
Accrued charges at December 31, 2016	$1,977	$—	$1,977

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.ACQUISITIONS, ASSET SALES, AND DIVESTITURES
Asset Sales
In 2016, the Company sold two offices in the Southern California market, located in Granada Hills and Burbank, California. The sale consisted of certain assets and $104.0 million of deposits. This sale resulted in a gain of $2.9 million. The rationale for the sale was to better position the Company’s resources within the Southern California market.
Acquisitions
On October 2, 2014, the Bank completed the acquisition of Banyan, a registered investment advisory firm headquartered in Palm Beach Gardens, Florida. At the time of acquisition, Banyan had approximately $4.3 billion in client assets and locations in New England; South Florida; Texas; California; Atlanta, Georgia; and Madison, Wisconsin.
In the transaction, Boston Private Bank acquired 100% of certain assets and liabilities of Banyan through the issuance of approximately 1.7 million shares of the Company’s stock, valued at $21.0 million, and $43.9 million in cash payments to Banyan shareholders, including $5.0 million in a holdback account for potential future claims. The total purchase price, including contingent consideration of $2.0 million, was $66.9 million. In 2015, due to the lower than initially estimated actual financial results for 2015 and projected financial results for 2016, the $2.0 million liability for the contingent consideration was reversed and recorded as Other Income. 2016 was the last year of any contingent consideration and the contractual minimum targets for contingent payments were not met.
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
Divestitures
In 2009, the Company divested its interests in Westfield Capital Management Company, LP, formerly known as Westfield Capital Management Company, LLC (“Westfield”). While the Company will continue to have no significant involvement or influence on Westfield, it retains a 12.5% share in Westfield’s revenues (up to an annual maximum of $11.6 million) through December 2017 subject to certain conditions. The Company defers gains related to these payments until determinable. Such revenue share payments are included in net income from discontinued operations in the consolidated statements of operations for the period in which the revenue is recognized. After the December 2017 payments are received in 2018, the Company will not receive additional net income from Westfield.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.     INVESTMENT SECURITIES
The following table presents a summary of investment securities:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
At December 31, 2016:
Available-for-sale securities at fair value:
U.S. government and agencies	$40,704	$86	$(854)	$39,936
Government-sponsored entities	337,865	1,058	(2,259)	336,664
Municipal bonds	296,271	2,116	(4,990)	293,397
Mortgage-backed securities (1)	584,960	928	(15,561)	570,327
Other	23,361	447	—	23,808
Total	$1,283,161	$4,635	$(23,664)	$1,264,132

Held-to-maturity securities at amortized cost:
Mortgage-backed securities (1)	$93,079	$1	$(476)	$92,604
Total	$93,079	$1	$(476)	$92,604

At December 31, 2015:
Available-for-sale securities at fair value:
U.S. government and agencies	$21,214	$64	$(27)	$21,251
Government-sponsored entities	345,033	874	(1,345)	344,562
Municipal bonds	263,661	5,099	(116)	268,644
Mortgage-backed securities (1)	431,446	1,329	(5,734)	427,041
Other	22,751	268	(7)	23,012
Total	$1,084,105	$7,634	$(7,229)	$1,084,510

Held-to-maturity securities at amortized cost:
Mortgage-backed securities (1)	$116,352	$294	$(262)	$116,384
Total	$116,352	$294	$(262)	$116,384
_________________

(1)	All mortgage-backed securities are guaranteed by U.S. government agencies or Government-sponsored entities.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the maturities of available-for-sale investment securities, based on contractual maturity, and the weighted average yields of such securities as of December 31, 2016:

	U.S. government and agencies (1)			Government-sponsored entities (1)
	Amortized cost	Fair value	Weighted average yield	Amortized cost	Fair value	Weighted average yield
	(In thousands)
Within one year	$—	$—	—%	$38,009	$38,036	0.98%
After one, but within five years	20,771	20,842	1.45%	205,992	206,665	1.71%
After five, but within ten years	19,933	19,094	1.73%	93,864	91,963	1.95%
Greater than ten years	—	—	—%	—	—	—%
Total	$40,704	$39,936	1.59%	$337,865	$336,664	1.69%

	Municipal bonds (1)			Mortgage-backed securities (2)
	Amortized cost	Fair value	Weighted average yield (3)	Amortized cost	Fair value	Weighted average yield
	(In thousands)
Within one year	$11,561	$11,583	2.18%	$4	$4	1.98%
After one, but within five years	91,141	90,947	2.02%	12,306	12,338	2.25%
After five, but within ten years	27,839	27,826	3.44%	220,302	212,241	2.20%
Greater than ten years	165,730	163,041	3.91%	352,348	345,744	2.07%
Total	$296,271	$293,397	3.22%	$584,960	$570,327	2.12%

	Other (4)
	Amortized cost	Fair value	Weighted average yield
	(In thousands)
Within one year	$23,361	$23,808	—%
After one, but within five years	—	—	—%
After five, but within ten years	—	—	—%
Greater than ten years	—	—	—%
Total	$23,361	$23,808	—%
The following table presents the maturities of held-to-maturity investment securities, based on contractual maturity, and the weighted average yields of such securities as of December 31, 2016:

	Mortgage-backed securities (2)
	Amortized cost	Fair value	Weighted average yield
	(In thousands)
Within one year	$—	$—	—%
After one, but within five years	—	—	—%
After five, but within ten years	—	—	—%
Greater than ten years	93,079	92,604	2.26%
Total	$93,079	$92,604	2.26%
___________________

(1)	Certain securities are callable before their final maturity.

(2)	Mortgage-backed securities are shown based on their final (contractual) maturity, but, due to prepayments, they are expected to have shorter lives.

(3)	Yield shown on a fully taxable equivalent (“FTE”) basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(4)	Other securities consist of money market mutual funds and equity securities held by certain Wealth Advisory and Investment Management businesses.
The weighted average remaining maturity at December 31, 2016 was 9.1 years for available-for-sale investment securities, with $140.4 million of available-for-sale investment securities callable before maturity. The weighted average remaining maturity at December 31, 2015 was 9.9 years for available-for-sale investment securities, with $199.5 million of available-for-sale investment securities callable before maturity.
The weighted average remaining maturity for held-to-maturity investment securities was 12.9 years and 13.8 years at December 31, 2016 and December 31, 2015, respectively.
The following table presents the proceeds from sales, gross realized gains and gross realized losses for available-for-sale investment securities that were sold during the following years:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Proceeds from sales	$50,049	$34,160	$6,450
Realized gains	522	272	16
Realized losses	(1)	(36)	(23)
The following table presents information regarding securities at December 31, 2016 and 2015 having temporary impairment, due to the fair values having declined below the amortized cost of the individual securities, and the time period that the investments have been temporarily impaired.

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	# of securities
	(In thousands, except number of securities)
December 31, 2016
Available-for-sale securities
U.S. government and agencies	$19,094	$(838)	$643	$(16)	$19,737	$(854)	4
Government-sponsored entities	125,412	(2,259)	—	—	125,412	(2,259)	18
Municipal bonds	182,395	(4,957)	2,720	(33)	185,115	(4,990)	109
Mortgage-backed securities (1)	492,008	(13,988)	41,544	(1,573)	533,552	(15,561)	99
Other	—	—	—	—	—	—	—
Total	$818,909	$(22,042)	$44,907	$(1,622)	$863,816	$(23,664)	230

Held-to-maturity securities
Mortgage-backed securities (1)	$87,483	$(476)	$—	$—	$87,483	$(476)	15
Total	$87,483	$(476)	$—	$—	$87,483	$(476)	15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	# of securities
	(In thousands, except number of securities)
December 31, 2015
Available-for-sale securities
U.S. government and agencies	$4,935	$(18)	$1,001	$(9)	$5,936	$(27)	3
Government-sponsored entities	167,691	(1,345)	—	—	167,691	(1,345)	24
Municipal bonds	14,483	(43)	3,173	(73)	17,656	(116)	12
Mortgage-backed securities (1)	318,156	(3,486)	62,753	(2,248)	380,909	(5,734)	68
Other	47	(4)	11	(3)	58	(7)	6
Total	$505,312	$(4,896)	$66,938	$(2,333)	$572,250	$(7,229)	113

Held-to-maturity securities
Mortgage-backed securities (1)	$40,606	$(262)	$—	$—	$40,606	$(262)	5
Total	$40,606	$(262)	$—	$—	$40,606	$(262)	5
___________________

(1)	All mortgage-backed securities are guaranteed by U.S. government agencies or Government-sponsored entities.
The U.S. government and agencies securities, government-sponsored entities securities, and mortgage-backed securities in the table above had Standard and Poor’s credit ratings of AAA. The municipal bonds in the table above had Standard and Poor’s credit ratings of at least AA-. The other securities consisted of equity securities. At December 31, 2016, the Company does not consider these investments other-than-temporarily impaired because the decline in fair value on investments is primarily attributed to changes in interest rates and not credit quality.
At December 31, 2016 and 2015, the amount of investment securities in an unrealized loss position greater than 12 months, as well as in total, was primarily due to changes in interest rates. The Company has no intent to sell any securities in an unrealized loss position at December 31, 2016 and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized loss amounts. Subsequent to December 31, 2016 and through the date of the filing of this Annual Report on Form 10-K, no securities were downgraded to below investment grade, nor were any securities in an unrealized loss position sold.
The following table presents the concentration of securities with any one issuer that exceeds ten percent of shareholders’ equity as of December 31, 2016:

	Amortized cost	Fair value
	(In thousands)
Government National Mortgage Association	$80,984	$79,550
Federal Home Loan Mortgage Corporation	144,305	143,638
Federal Home Loan Bank	119,811	119,141
Federal National Mortgage Association	331,705	327,294
Total	$676,805	$669,623
Cost method investments
The Company invests in low-income housing tax credits, which are included in other assets, to encourage private capital investment in the construction and rehabilitation of low-income housing. This program is an indirect subsidy that allows investors, such as the Company, in a flow-through limited liability entity, such as limited partnerships or limited liability companies that manage or invest in qualified affordable housing projects, to receive the benefits of the tax credits allocated to the entity that owns the qualified affordable housing project. The Company also holds partnership interests in venture capital funds formed to provide financing to small businesses and to promote community development.
The Company amortizes its investment in the low income housing tax credits using the proportional amortization method. Under the proportional amortization method, the Company amortizes the cost of its investment, in proportion to the tax credits and other tax benefits it receives to income tax expense. Included in income tax expense was amortization of $1.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

million, $1.3 million, and $1.0 million for the years ending December 31, 2016, 2015 and 2014, respectively. Also included in income tax expense were the related tax benefits of $1.7 million, $1.3 million and $1.1 million for the years ending December 31, 2016, 2015, and 2014, respectively.
The Company had $34.2 million and $27.7 million in cost method investments included in other assets as of December 31, 2016 and December 31, 2015, respectively. In addition the Company had $11.3 million and $7.8 million in unadvanced funds related to commitments in these investments as of December 31, 2016 and 2015, respectively.
Under the proportional amortization method, an investment must be tested for impairment when events or changes in circumstances indicate that it is more likely than not that the carrying amount of the investment will not be realized. There was no indication of impairment for the years ending December 31, 2016 and 2015.

5.     LOAN PORTFOLIO AND CREDIT QUALITY
The Bank’s lending activities are conducted principally in the regions of New England, the San Francisco Bay Area, and Southern California. The Bank originates single and multi-family residential loans, commercial real estate loans, commercial and industrial loans, commercial tax exempt loans, construction and land loans, and home equity and other consumer loans. Most loans are secured by borrowers’ personal or business assets. The ability of the Bank’s single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic conditions within the Bank’s lending areas. Commercial, construction, and land borrowers’ ability to repay is generally dependent upon the health of the economy and real estate values, including, in particular, the performance of the construction sector. Accordingly, the ultimate collectability of a substantial portion of the Bank’s loan portfolio is susceptible to changing conditions in the New England, the San Francisco Bay Area, and Southern California economies and real estate markets.
Total loans include deferred loan origination (fees)/ costs, net, of $5.9 million and $5.6 million as of December 31, 2016 and 2015, respectively.
Mortgage loans serviced for others totaled $58.6 million and $79.7 million as of December 31, 2016 and 2015, respectively, and are not included in the Company’s total loans.
In 2014, the Bank transferred $57.0 million of commercial real estate loans from its loan portfolio to the loans held for sale category, which subsequently sold for a for a $1.6 million gain.
The following table presents a summary of the loan portfolio based on the portfolio segment as of the dates indicated:

	December 31, 2016	December 31, 2015
	(In thousands)
Commercial and industrial	$611,370	$633,019
Commercial tax exempt	398,604	331,767
Total commercial and industrial	1,009,974	964,786

Commercial real estate	2,302,244	2,060,903
Construction and land	104,839	183,434
Residential	2,379,861	2,229,540
Home equity	118,817	119,828
Consumer and other	198,619	160,721
Total	$6,114,354	$5,719,212

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents nonaccrual loans receivable by class of receivable as of the dates indicated:

	December 31, 2016	December 31, 2015
	(In thousands)
Commercial and industrial	$572	$1,019
Commercial tax exempt	—	—
Total commercial and industrial	572	1,019

Commercial real estate	4,583	11,232
Construction and land	179	3,297
Residential	10,908	9,661
Home equity	1,072	1,306
Consumer and other	1	56
Total	$17,315	$26,571
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, although infrequent, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans 90 days or more past due, but still accruing, as of December 31, 2016 and 2015. The Bank’s policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six consecutive months). For TDRs, a return to accrual status generally requires timely payments for a period of six months in accordance with the restructured loan terms, along with meeting other criteria.
The following tables present the payment status of loans receivable by class of receivable as of the dates indicated:

	December 31, 2016
	Accruing Past Due			Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Total Accruing Past Due	Current	30-89 Days Past Due	90 Days or Greater Past Due	Total Non- accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$541	$1,078	$1,619	$537	$—	$35	$572	$609,179	$611,370
Commercial tax exempt	—	—	—	—	—	—	—	398,604	398,604
Commercial real estate	3,096	—	3,096	2,311	835	1,437	4,583	2,294,565	2,302,244
Construction and land	—	—	—	129	12	38	179	104,660	104,839
Residential	3,646	536	4,182	2,148	1,274	7,486	10,908	2,364,771	2,379,861
Home equity	245	—	245	—	80	992	1,072	117,500	118,817
Consumer and other	5,995	—	5,995	1	—	—	1	192,623	198,619
Total	$13,523	$1,614	$15,137	$5,126	$2,201	$9,988	$17,315	$6,081,902	$6,114,354

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2015
	Accruing Past Due			Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Total Accruing Past Due	Current	30-89 Days Past Due	90 Days or Greater Past Due	Total Non- accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$2,329	$338	$2,667	$726	$—	$293	$1,019	$629,333	$633,019
Commercial tax exempt	—	—	—	—	—	—	—	331,767	331,767
Commercial real estate	2,091	529	2,620	5,912	—	5,320	11,232	2,047,051	2,060,903
Construction and land	—	—	—	149	34	3,114	3,297	180,137	183,434
Residential	6,267	873	7,140	924	874	7,863	9,661	2,212,739	2,229,540
Home equity	40	—	40	217	—	1,089	1,306	118,482	119,828
Consumer and other	235	392	627	24	9	23	56	160,038	160,721
Total	$10,962	$2,132	$13,094	$7,952	$917	$17,702	$26,571	$5,679,547	$5,719,212
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
The following tables present the loan portfolio’s credit risk profile by internally assigned grade and class of receivable as of the dates indicated:

	December 31, 2016
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Substandard	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$591,388	$10,133	$9,277	$572	$611,370
Commercial tax exempt	388,544	10,060	—	—	398,604
Commercial real estate	2,230,732	17,233	49,696	4,583	2,302,244
Construction and land	101,254	109	3,297	179	104,839
Residential	2,367,554	—	1,399	10,908	2,379,861
Home equity	117,745	—	—	1,072	118,817
Consumer and other	198,616	—	2	1	198,619
Total	$5,995,833	$37,535	$63,671	$17,315	$6,114,354

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2015
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Substandard	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$605,178	$15,367	$11,455	$1,019	$633,019
Commercial tax exempt	318,491	13,276	—	—	331,767
Commercial real estate	1,988,372	27,594	33,705	11,232	2,060,903
Construction and land	162,563	12,974	4,600	3,297	183,434
Residential	2,213,204	—	6,675	9,661	2,229,540
Home equity	118,522	—	—	1,306	119,828
Consumer and other	158,686	—	1,979	56	160,721
Total	$5,565,016	$69,211	$58,414	$26,571	$5,719,212

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present, by class of receivable, the balance of impaired loans with and without a related allowance, the associated allowance for those impaired loans with a related allowance, and the total unpaid principal on impaired loans:

	As of and for the year ended December 31, 2016
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$1,793	$2,155	n/a	$5,288	$249
Commercial tax exempt	—	—	n/a	—	—
Commercial real estate	4,488	9,647	n/a	8,520	1,032
Construction and land	179	507	n/a	1,069	48
Residential	8,134	8,506	n/a	7,446	211
Home equity	—	—	n/a	—	—
Consumer and other	—	—	n/a	—	—
Subtotal	$14,594	$20,815	n/a	$22,323	$1,540
With an allowance recorded:
Commercial and industrial	$—	$—	$—	$31	$1
Commercial tax exempt	—	—	—	—	—
Commercial real estate	7,115	7,544	548	7,230	314
Construction and land	—	—	—	507	—
Residential	4,284	4,284	565	5,505	143
Home equity	37	37	22	3	—
Consumer and other	—	—	—	—	—
Subtotal	$11,436	$11,865	$1,135	$13,276	$458
Total:
Commercial and industrial	$1,793	$2,155	$—	$5,319	$250
Commercial tax exempt	—	—	—	—	—
Commercial real estate	11,603	17,191	548	15,750	1,346
Construction and land	179	507	—	1,576	48
Residential	12,418	12,790	565	12,951	354
Home equity	37	37	22	3	—
Consumer and other	—	—	—	—	—
Total	$26,030	$32,680	$1,135	$35,599	$1,998
___________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of and for the year ended December 31, 2015
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$2,259	$2,569	n/a	$1,638	$836
Commercial tax exempt	—	—	n/a	—	—
Commercial real estate	12,116	20,113	n/a	17,885	1,494
Construction and land	1,097	2,132	n/a	3,027	92
Residential	7,788	8,576	n/a	9,384	269
Home equity	—	—	n/a	42	2
Consumer and other	—	—	n/a	545	61
Subtotal	$23,260	$33,390	n/a	$32,521	$2,754
With an allowance recorded:
Commercial and industrial	$15	$15	$270	$657	$66
Commercial tax exempt	—	—	—	—	—
Commercial real estate	7,346	7,775	713	8,749	385
Construction and land	2,200	2,356	172	2,200	—
Residential	6,351	6,966	474	6,940	186
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Subtotal	$15,912	$17,112	$1,629	$18,546	$637
Total:
Commercial and industrial	$2,274	$2,584	$270	$2,295	$902
Commercial tax exempt	—	—	—	—	—
Commercial real estate	19,462	27,888	713	26,634	1,879
Construction and land	3,297	4,488	172	5,227	92
Residential	14,139	15,542	474	16,324	455
Home equity	—	—	—	42	2
Consumer and other	—	—	—	545	61
Total	$39,172	$50,502	$1,629	$51,067	$3,391
____________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. As of December 31, 2016 and 2015, TDRs totaled $18.1 million and $30.6 million, respectively. As of December 31, 2016, $12.4 million of the $18.1 million of TDRs were on accrual status. As of December 31, 2015, $18.6 million of the $30.6 million of TDRs were on accrual status. As of December 31, 2016 and 2015, the Company had no commitments to lend additional funds to debtors for loans whose terms had been modified in a troubled debt restructuring.
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
The following tables present the balance of TDRs that were restructured or defaulted during the periods indicated:

	As of and for the year ended December 31, 2016
	Restructured Year to Date			TDRs that defaulted in 2016 that were restructured in a TDR in 2016.
	# of Loans	Pre-modification recorded investment	Post-modification recorded investment	# of Loans	Post-modification recorded investment
	(In thousands, except number of loans)
Commercial and industrial	3	$7,384	$7,209	—	$—
Commercial tax exempt	—	—	—	—	—
Commercial real estate	1	1,276	1,276	1	1,276
Construction and land	—	—	—	—	—
Residential	5	1,709	1,721	—	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	9	$10,369	$10,206	1	$1,276

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of and for the year ended December 31, 2016
	Extension of Term		Temporary Rate Reduction		Payment Deferral		Combination of Concessions (1)		Total Concessions
	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment
	(In thousands, except number of loans)
Commercial and Industrial	2	$7,209	—	$—	—	$—	1	$—	3	$7,209
Commercial tax exempt	—	—	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	1	1,276	1	1,276
Construction and Land	—	—	—	—	—	—	—	—	—	—
Residential	—	—	4	519	1	1,202	—	—	5	1,721
Home Equity	—	—	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—	—	—
____________________

(1)	Combination of concessions includes loans that have had more than one modification, including extension of term, temporary reduction of interest rate, and/or payment deferral.

	As of and for the year ended December 31, 2015
	Restructured Year to Date			TDRs that defaulted in 2015 that were restructured in a TDR in 2015.
	# of Loans	Pre-modification recorded investment	Post-modification recorded investment	# of Loans	Post-modification recorded investment
	(In thousands, except number of loans)
Commercial and industrial	1	$1,298	$1,304	—	$—
Commercial tax exempt	—	—	—	—	—
Commercial real estate	2	4,850	4,838	1	3,701
Construction and land	—	—	—	—	—
Residential	8	513	516	—	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	11	$6,661	$6,658	1	$3,701

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of and for the year ended December 31, 2015
	Extension of Term		Temporary Rate Reduction		Payment Deferral		Combination of Concessions (1)		Total Concessions
	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment
	(In thousands, except number of loans)
Commercial and Industrial	—	$—	—	$—	—	$—	1	$1,304	1	$1,304
Commercial tax exempt	—	—	—	—	—	—	—	—	—	—
Commercial real estate	1	4,118	—	—	—	—	1	720	2	4,838
Construction and Land	—	—	—	—	—	—	—	—	—	—
Residential	—	—	7	491	1	25	—	—	8	516
Home Equity	—	—	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—	—	—
____________________

(1)	Combination of concessions includes loans that have had more than one modification, including extension of term, temporary reduction of interest rate, and/or payment deferral.
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

6.    ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $78.1 million and $78.5 million at December 31, 2016 and 2015, respectively.
The following tables present a summary of the changes in the allowance for loan losses for the periods indicated:

	As of and for the year ended December 31,
	2016	2015	2014
	(In thousands)
Allowance for loan losses, beginning of year:
Commercial and industrial	$15,814	$14,114	$12,837
Commercial real estate	44,215	43,854	44,979
Construction and land	6,322	4,041	4,465
Residential	10,544	10,374	10,732
Home equity	1,085	1,003	1,020
Consumer and other	520	382	322
Unallocated (1)	—	2,070	2,016
Total allowance for loan losses, beginning of year	78,500	75,838	76,371
Provision/ (credit) for loan losses:
Commercial and industrial	(3,424)	(518)	(237)
Commercial real estate	157	(721)	(1,940)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of and for the year ended December 31,
	2016	2015	2014
	(In thousands)
Construction and land	(4,000)	1,123	(1,905)
Residential	445	342	(2,247)
Home equity	(50)	82	(32)
Consumer and other	(63)	207	(93)
Unallocated (1)	—	(2,070)	54
Total provision/(credit) for loan losses	(6,935)	(1,555)	(6,400)
Loans charged-off:
Commercial and industrial	(2,851)	(253)	(717)
Commercial real estate	—	(1,400)	(3,160)
Construction and land	(400)	—	(1,100)
Residential	(605)	(313)	(263)
Home equity	—	—	—
Consumer and other	(93)	(70)	(56)
Total charge-offs	(3,949)	(2,036)	(5,296)
Recoveries on loans previously charged-off:
Commercial and industrial	3,212	2,471	2,231
Commercial real estate	6,040	2,482	3,975
Construction and land	1,117	1,158	2,581
Residential	65	141	2,152
Home equity	—	—	15
Consumer and other	27	1	209
Total recoveries	10,461	6,253	11,163
Allowance for loan losses at December 31 (end of year):
Commercial and industrial	12,751	15,814	14,114
Commercial real estate	50,412	44,215	43,854
Construction and land	3,039	6,322	4,041
Residential	10,449	10,544	10,374
Home equity	1,035	1,085	1,003
Consumer and other	391	520	382
Unallocated (1)	—	—	2,070
Total allowance for loan losses at December 31 (end of year)	$78,077	$78,500	$75,838
____________________

(1)
As of December 31, 2015, the unallocated reserve was allocated to the qualitative factors as part of the general reserves (ASC 450). The allocation had no effect on the 2015 provision/ (credit) for loan losses.

The provision/ (credit) for loan losses and related balance in the allowance for loan losses for tax exempt commercial and industrial loans are included with commercial and industrial. The provision/ (credit) for loan losses and related balance in the allowance for loan losses for tax exempt commercial real estate loans are included with commercial real estate. There were no charge-offs or recoveries, for any period presented, for both commercial and industrial and commercial real estate tax exempt loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present the Company’s allowance for loan losses and loan portfolio at December 31, 2016 and 2015 by portfolio segment, disaggregated by method of analysis. The Company had no loans acquired with deteriorated credit quality at December 31, 2016 or 2015.

	December 31, 2016
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses
	(In thousands)
Commercial and industrial	$1,793	$—	$1,008,181	$12,751	$1,009,974	$12,751
Commercial real estate	11,603	548	2,290,641	49,864	2,302,244	50,412
Construction and land	179	—	104,660	3,039	104,839	3,039
Residential	12,418	565	2,367,443	9,884	2,379,861	10,449
Home equity	37	22	118,780	1,013	118,817	1,035
Consumer	—	—	198,619	391	198,619	391
Total	$26,030	$1,135	$6,088,324	$76,942	$6,114,354	$78,077

	December 31, 2015
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses
	(In thousands)
Commercial and industrial	$2,274	$270	$962,512	$15,544	$964,786	$15,814
Commercial real estate	19,462	713	2,041,441	43,502	2,060,903	44,215
Construction and land	3,297	172	180,137	6,150	183,434	6,322
Residential	14,139	474	2,215,401	10,070	2,229,540	10,544
Home equity	—	—	119,828	1,085	119,828	1,085
Consumer	—	—	160,721	520	160,721	520
Total	$39,172	$1,629	$5,680,040	$76,871	$5,719,212	$78,500

7.    PREMISES AND EQUIPMENT
Premises and equipment consisted of the following:

	As of December 31,
	2016	2015
	(In thousands)
Leasehold improvements	$46,031	$43,433
Furniture, fixtures, and equipment	53,156	49,039
Buildings	3,159	4,715
Land	—	374
Subtotal	102,346	97,561
Less: accumulated depreciation and amortization	70,519	66,525
Premises and equipment, net	$31,827	$31,036
Depreciation and amortization expense related to premises and equipment was $6.8 million, $6.6 million, and $6.5 million for the years ended December 31, 2016, 2015, and 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company is obligated for minimum payments under non-cancelable operating leases. In accordance with the terms of these leases, the Company is currently committed to minimum annual payments as follows:

Minimum lease payments
(In thousands)
2017	$18,553
2018	19,074
2019	18,102
2020	17,553
2021	17,233
Thereafter	67,697
Total	$158,212
Rent expense for the years ended December 31, 2016, 2015, and 2014 was $19.6 million, $19.0 million and $15.7 million, respectively.

8.     GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The following table details the changes in carrying value of goodwill by segment during the year ended December 31, 2016. There were no changes in the carrying value of goodwill during 2015.

	Balance at December 31, 2015	Acquisitions	Impairment	Balance at December 31, 2016
	(In thousands)
Goodwill
Private Banking	$—	$—	$—	$—
Wealth Management and Trust	44,305	—	(9,528)	34,777
Investment Management	66,955	—	—	66,955
Wealth Advisory	40,822	—	—	40,822
Total goodwill	$152,082	$—	$(9,528)	$142,554

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables detail total goodwill and the cumulative impairment charges thereon as of December 31, 2016 and 2015:

	Goodwill prior to impairment	Cumulative goodwill impairment	Goodwill
	(In thousands)
Private Banking	$34,281	$(34,281)	$—
Wealth Management and Trust	44,305	(9,528)	34,777
Investment Management	117,216	(50,261)	66,955
Wealth Advisory	40,822	—	40,822
Total goodwill at December 31, 2016	$236,624	$(94,070)	$142,554

Private Banking	$34,281	$(34,281)	$—
Wealth Management and Trust	44,305	—	44,305
Investment Management	117,216	(50,261)	66,955
Wealth Advisory	40,822	—	40,822
Total goodwill at December 31, 2015	$236,624	$(84,542)	$152,082
In 2016 and 2015, the Company recognized no additional goodwill.
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
Management performed its annual goodwill and indefinite-lived intangible asset impairment testing during the fourth quarters of 2016 and 2015 for applicable reporting units. In 2015, the estimated fair value for all applicable reporting units exceeded the carrying value, and as a result no impairment was evident. There was no additional testing required for long-lived intangible assets in 2016 or 2015.
In the 2016 goodwill impairment testing, a Step 0 test was performed for BOS and KLS and a Step 1 test was performed for Anchor and Boston Private Wealth. Neither Boston Private Bank nor DGHM have any remaining goodwill. Based on the qualitative factors assessed in the Step 0 tests for BOS and KLS, no additional testing was required. Anchor passed its Step 1 test although with a lower fair value than the previous year. Boston Private Wealth failed its Step 1 test and the Company performed a Step 2 test to determine the amount of goodwill impairment, if any.
The estimated fair value of Boston Private Wealth was $68.0 million as compared to a carrying value of $76.9 million, resulting in a deficit of $8.9 million, or 11.6%. The estimated fair value was derived from an equal weighting using an income and market approach. In the income approach, a discount rate of 16.0% and long-term growth rate of 3.5% were used in the calculation. The estimated fair value of Boston Private Wealth declined $17.0 million from the value in the 2015 goodwill impairment testing. The decline in value was due to a combination of lower actual and projected earnings, the decline in AUM as of result of unanticipated outflows, and a higher discount rate.
Because the estimated fair value of Boston Private Wealth was lower than its carrying value, the Company was required to perform a Step 2 valuation. The results of the Step 2 valuation indicated an implied fair value of goodwill of $34.8 million as compared to the book value of $44.3 million, or a deficiency of $9.5 million. The resulting deficiency was recorded as a goodwill impairment charge within operating expenses in the fourth quarter of 2016. As a result of the goodwill impairment, the carrying value of goodwill at Boston Private Wealth was reduced to $34.8 million.
Even though the Company recorded a goodwill impairment charge for Boston Private Wealth in 2016, there could be additional goodwill impairment in the future should Boston Private Wealth’s actual results not meet projections. In addition to financial results, other inputs to the valuation, such as the discount rate and market assumptions, could negatively affect the estimated fair value of Boston Private Wealth in the future. The Company will continue to monitor Boston Private Wealth’s actual results versus the projections used in the 2016 valuation, changes in AUM, as well as changes to the various inputs used in the 2016 valuation for a triggering event prior to the 2017 annual impairment testing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The estimated fair value of Anchor was $87.0 million as compared to a carrying value of $81.6 million, an excess of $5.4 million, or 6.6%. The estimated fair value was derived from an equal weighting using an income and market approach. In the income approach, a discount rate of 14.0% and long-term growth rate of 3.5% were used in the calculation. The estimated fair value of Anchor declined $5.0 million from the value in the 2015 goodwill impairment testing. The decline in value was due to lower forecasted earnings and market assumptions. Due to the narrow margin between the fair value and the carrying value of Anchor, Anchor will continue to be at risk for potential goodwill impairment. The Company will monitor Anchor’s actual results versus the projections used in the 2016 valuation, changes in AUM, as well as changes to the various inputs used in the 2016 valuation for a triggering event prior to the 2017 annual impairment testing.
See Part II. Item 8. “Financial Statements and Supplementary Data - Note 1: “Basis of Presentation and Summary of Significant Accounting Policies” for changes to the rules in goodwill impairment testing as discussed in the Recent Accounting Pronouncements section.
Intangible assets
The following table shows the gross and net carrying amounts of identifiable intangible assets at December 31, 2016 and 2015:

	2016			2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(In thousands)
Advisory contracts	$71,513	$46,828	$24,685	$75,013	$44,046	$30,967
Employment agreements	—	—	—	3,247	3,247	—
Trade names	2,040	—	2,040	2,040	—	2,040
Mortgage servicing rights	—	—	—	1,380	1,380	—
Total	$73,553	$46,828	$26,725	$81,680	$48,673	$33,007
The Company recognized no additional identifiable intangible assets in 2016 or 2015.
Consolidated expense related to intangible assets subject to amortization was $6.3 million, $6.7 million, and $4.8 million for 2016, 2015, and 2014, respectively.
Management reviews, and adjusts if necessary, intangible asset amortization schedules to ensure that the remaining life on the amortization schedule accurately reflects the useful life of the intangible asset. The weighted average amortization period of these intangible assets is 8.67 years.
The estimated annual amortization expense for these identifiable intangibles over the next five years is:

Estimated intangible amortization expense
(In thousands)
2017	$5,678
2018	4,438
2019	3,508
2020	3,248
2021	2,385

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2016 and 2015.

	December 31, 2016				December 31, 2015
	Asset derivatives		Liability derivatives		Asset derivatives		Liability derivatives
	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$(1,040)	Other assets	$—	Other liabilities	$(1,907)
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	17,032	Other liabilities	(16,560)	Other assets	7,960	Other liabilities	(8,084)
Risk participation agreements	Other assets	15	Other liabilities	(6)	Other assets	—	Other liabilities	(11)
Total		$17,047		$(17,606)		$7,960		$(10,002)
___________________

(1)	For additional details, see Part II. Item 8. “Financial Statements and Supplementary Data - Note 21: Fair Value of Financial Instruments.”
The following table presents the effect of the Company’s derivative financial instruments in the consolidated statement of operations for the years ended December 31, 2016 and 2015.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (1) Years Ended December 31,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)Years Ended December 31,
	2016	2015		2016	2015
(In thousands)
Interest rate products	$(799)	$(2,642)	Interest Expense	$(1,672)	$(4,052)
Total	$(799)	$(2,642)		$(1,672)	$(4,052)
___________________
(1) There was an additional $6 thousand related to the ineffective portion for the year ended December 31, 2016 and no ineffective portion for the year ended December 31, 2015.
The Bank has agreements with its derivative counterparties that contain provisions where, if the Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Bank could also be declared in default on its derivative obligations. The Bank was in compliance with these provisions as of December 31, 2016 and 2015.
The Bank also has agreements with certain of its derivative counterparties that contain provisions where, if the Bank fails to maintain its status as a well- or adequately-capitalized institution, then the counterparty could terminate the derivative

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

positions and the Bank would be required to settle its obligations under the agreements. The Bank was in compliance with these provisions as of December 31, 2016 and 2015.
Certain of the Bank’s agreements with its derivative counterparties contain provisions where if specified events or conditions occur that materially change the Bank’s creditworthiness in an adverse manner, the Bank may be required to fully collateralize their obligations under the derivative instruments. The Bank was in compliance with these provisions as of December 31, 2016 and 2015.
As of December 31, 2016 and 2015, the termination amounts related to collateral determinations of derivatives in a liability position was $3.4 million and $9.7 million, respectively. The Company has minimum collateral posting thresholds with its derivative counterparties and has pledged securities with market values of $1.9 million and $9.8 million, respectively, as of December 31, 2016 and 2015, against its obligations under these agreements. In addition, as of December 31, 2015, the Company had posted cash collateral of $2.0 million against its obligations under these agreements. The collateral is typically greater than the current liability position. However, due to timing of liability position changes at period end, the funding of a collateral shortfall may take place shortly following period end.
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
The Company uses the “Hypothetical Derivative Method” described in ASC 815, Derivatives and Hedging (“ASC 815”), for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (“OCI”) (outside of earnings) and subsequently reclassified to earnings in interest and dividend income when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of operations as part of fees and other income. There was an immaterial amount of hedge ineffectiveness during the year ended December 31, 2016 and no hedge ineffectiveness during the year ended December 31, 2015. The Company also monitors the risk of counterparty default on an ongoing basis.
A portion of the balance reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are made or received on the Company’s interest rate swaps. During the next twelve months, the Company estimates that $0.9 million will be reclassified as an increase in interest expense.
Non-designated Hedges
Derivatives not designated as hedges are not speculative and result from two different services the Bank provides to qualified commercial clients. The Bank offers certain derivative products directly to such clients. The Bank economically hedges derivative transactions executed with commercial clients by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of these programs are not designated in ASC 815-qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset through earnings. The net effect on earnings is primarily driven by changes in the credit valuation adjustment (“CVA”). The CVA represents the dollar amount of fair value adjustment related to nonperformance risk of both the Bank and its counterparties. Fees earned in connection with the execution of derivatives related to this program are recognized in the consolidated statement of operations in other income. As of December 31, 2016 and 2015, the Bank had 136 and 76 derivatives, respectively, related to this program, comprised of interest rate swaps and caps, with an aggregate notional amount of $1.1 billion and $475.3 million, respectively. As of December 31, 2016, the Bank had one derivative with an aggregate notional amount of less than $0.1 million in a foreign currency exchange contract outstanding related to this program. As of December 31, 2015, there were no foreign currency exchange contracts outstanding related to this program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In addition, as a participant lender, the Bank has guaranteed performance on the pro-rated portion of two swaps executed by other financial institutions. As the participant lender, the Bank is providing a partial guarantee, but is not a direct party to the related swap transactions. The Bank has no obligations under the risk participation agreements unless the borrower defaults on their swap transaction with the lead bank and the swap is in a liability position to the borrower. In that instance, the Bank has agreed to pay the lead bank a portion of the swap’s termination value at the time of the default. The derivative transactions entered into as part of these transactions are not designated, as per ASC 815, as qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. The pro-rated notional amount of these risk participation transactions was $13.3 million as of December 31, 2016 and $8.3 million as of December 31, 2015.
The Bank has also participated out to another financial institution a pro-rated portion of two swaps executed by the Bank. The other financial institution has no obligations under the risk participation agreements unless the borrowers default on their swap transactions with the Bank and the swaps are in liability positions to the borrower. In those instances, the other financial institution has agreed to pay the Bank a portion of the swap's termination value at the time of the default. The derivative transactions entered into as part of these agreements are not designated, as per ASC 815, as qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. The pro-rated notional amount of these risk participation transactions was $6.1 million as of December 31, 2016. There were no risk participation agreements participated out as of December 31, 2015.
The following table presents the effect of the Company’s derivative financial instruments, not designated as hedging instruments, in the consolidated statements of operations for the years ended December 31, 2016 and 2015.

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss), Net, Recognized in Income on Derivative Years Ended December 31,
		2016	2015
		(In thousands)
Interest rate products	Other income/(expense)	$596	$(12)
Risk participation agreements	Other income/(expense)	4	44
Total		$600	$32

10.    DEPOSITS
Deposits are summarized as follows:

	December 31,
	2016	2015
	(In thousands)
Demand deposits (non-interest bearing)	$1,753,648	$1,689,604
NOW (1)	578,657	588,337
Savings	74,162	72,336
Money market (1)	3,102,048	3,105,172
Certificates of deposit under $100,000 (1)	236,001	173,011
Certificates of deposit $100,000 or greater	340,630	411,977
Total	$6,085,146	$6,040,437
___________________

(1)	Includes brokered deposits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Certificates of deposit had the following schedule of maturities:

	December 31,
	2016	2015
	(In thousands)
Less than 3 months remaining	$140,304	$192,702
3 to 6 months remaining	73,522	136,635
6 to 12 months remaining	213,802	111,674
1 to 3 years remaining	129,591	120,939
3 to 5 years remaining	19,409	22,035
More than 5 years remaining	3	1,003
Total	$576,631	$584,988
Interest expense on certificates of deposit $100,000 or greater was $2.0 million, $2.3 million and $2.3 million for the years ended December 31, 2016, 2015, and 2014, respectively. At December 31, 2016 and 2015, there was $0.2 million and $0.3 million of overdrawn deposit accounts reclassified to loans, respectively.

11.    FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

	Federal Funds Purchased	Securities Sold Under Agreement to Repurchase
	(In thousands)
2016
Outstanding at end of year	$80,000	$59,624
Maximum outstanding at any month-end	180,000	77,466
Average balance for the year	29,542	66,282
Weighted average rate at end of year	0.75%	0.05%
Weighted average rate paid for the year	0.54%	0.05%
2015
Outstanding at end of year	$—	$58,215
Maximum outstanding at any month-end	102,000	75,313
Average balance for the year	10,008	64,320
Weighted average rate at end of year	—%	0.05%
Weighted average rate paid for the year	0.31%	0.05%
2014
Outstanding at end of year	$—	$30,496
Maximum outstanding at any month-end	75,000	154,448
Average balance for the year	1,671	108,191
Weighted average rate at end of year	—%	0.05%
Weighted average rate paid for the year	0.33%	0.05%
The federal funds purchased generally mature within 30 days of the transaction date.
Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature. In a repurchase agreement transaction, the Bank will generally sell an investment security, agreeing to repurchase either the same or a substantially identical security on a specified later date at a price slightly greater than the original sales price. The difference in the sale price and repurchase price is the cost of the use of the proceeds, or interest expense. Repurchase transactions are accounted for as financing arrangements rather than as sales of such securities, and the obligation to repurchase such securities is reflected as a liability in the Company’s consolidated balance sheets. The securities underlying the agreements remain under the Company’s control. Investment securities with a fair value of $182.7 million and $187.4 million were pledged as collateral for the securities sold under agreements to repurchase at December 31, 2016 and 2015, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2016 and 2015, the Bank had unused federal funds lines with correspondent banks of $485.0 million and $565.0 million, respectively.

12.    FEDERAL HOME LOAN BANK BORROWINGS
The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston. As a member of the FHLB of Boston, the Bank has access to short- and long-term borrowings. Borrowings from the FHLB are secured by the Bank’s stock investment in the FHLB and a blanket lien on “qualified collateral” defined principally as a percentage of the principal balance of certain types of mortgage loans. The stock investment cannot be used for additional borrowing collateral. The percentage of collateral valuation from the FHLB varies between 50% and 80% based on the underlying collateral. The Bank had loans pledged as collateral with a book value of $2.3 billion and $2.2 billion at December 31, 2016 and 2015, respectively. The Bank had borrowings outstanding of $734.2 million and $461.3 million at December 31, 2016 and 2015, respectively. Based on the collateral and the valuations applied, less the borrowings outstanding, the Bank had available credit with the FHLB of Boston of $0.9 billion and $1.2 billion at December 31, 2016 and 2015, respectively.
A summary of borrowings from the FHLBs is as follows:

	December 31, 2016
	Amount	Weighted Average Rate
	(In thousands)
Within 1 year	$490,271	0.94%
Over 1 to 2 years	129,850	1.48%
Over 2 to 3 years	39,893	1.37%
Over 3 to 4 years	54,365	2.89%
Over 4 to 5 years	10,187	2.26%
Over 5 years	9,639	2.56%
Total	$734,205	1.24%
As of December 31, 2016 and 2015, FHLB borrowings of $5.0 million and $11.0 million, respectively, are callable by the FHLB prior to maturity.
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
As of December 31, 2016 and 2015, the Bank’s FHLB stock holdings totaled $44.1 million and $35.2 million. respectively. The Bank’s investment in FHLB stock is recorded at cost and is redeemable at par. At December 31, 2015, $34.2 million was invested in the FHLB of Boston and the remaining FHLB stock holdings was invested in the FHLB of San Francisco, of which two of the Company’s affiliate banks were members of prior to being merged into the Bank in 2011. As of December 31, 2016, the Bank no longer had any stock holdings invested in the FHLB of San Francisco.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.    JUNIOR SUBORDINATED DEBENTURES
The schedule below presents the detail of the Company’s junior subordinated debentures:

	December 31,
	2016	2015
	(In thousands)
Boston Private Capital Trust II Junior Subordinated Debentures	$103,093	$103,093
Boston Private Capital Trust I Junior Subordinated Debentures	3,270	3,270
Total	$106,363	$106,363
All of the Company’s junior subordinated debentures mature in more than five years.
Boston Private Capital Trust II Junior Subordinated Debentures
In September 2005, the Company and Boston Private Capital Trust II, a Delaware statutory trust (“Trust II”) entered into a Purchase Agreement for the sale of $100 million of trust preferred securities issued by Trust II and guaranteed by the Company on a subordinated basis. Trust II’s preferred securities pay interest quarterly and had an annual distribution rate of 6.25% up to, but not including, December 30, 2010. Subsequently, Trust II’s preferred securities converted to a floating rate of a three-month LIBOR plus 1.68%; provided, however, that the interest rate does not exceed the highest rate permitted by New York law, and may be modified by the U.S. law of general application. At December 31, 2016, the interest rate for the Trust II’s preferred securities was 2.68%. The Company entered into an interest rate swap agreement beginning on December 30, 2010 to hedge the floating rate for a portion of this security. This interest rate swap matured on December 30, 2015, and the Company has not entered into a new swap agreement. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 9: Derivatives and Hedging Activities” for additional details.
Each of the Trust II preferred securities represents an undivided beneficial interest in the assets of Trust II. The Company owns all of Trust II’s common securities. Trust II’s only assets are the junior subordinated debentures issued to it by the Company on substantially the same payment terms as Trust II’s preferred securities. The Company’s investment in Trust II was $3.1 million at both December 31, 2016 and 2015.
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
At December 31, 2016 and 2015, the Company was in compliance with the above covenants.
So long as the Company is not in default in the payment of interest on the junior subordinated debentures, the Company has the right under the indenture to defer payments of interest for up to 20 consecutive quarterly periods. The Company does not currently intend to exercise its right to defer interest payments on the junior debentures issued to Trust II. If the Company defers interest payments, it would be subject to certain restrictions relating to the payment of dividends on or purchases of its capital stock and payments on its debt securities ranking equal with or junior to the junior subordinated debentures.

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
As of December 31, 2016, there was an immaterial amount remaining outstanding of the Trust I convertible trust preferred securities. The Company’s investment in Trust I was $3.2 million at both December 31, 2016 and 2015.

14.     NONCONTROLLING INTERESTS
At the Company, noncontrolling interests consist of equity owned by management of the Company’s respective majority-owned affiliates. Net income attributable to noncontrolling interests in the consolidated statements of operations represents the net income allocated to the noncontrolling interest owners of the affiliates. Net income allocated to the noncontrolling interest owners was $4.2 million, $4.4 million, and $4.8 million for the years ended December 31, 2016, 2015, and 2014, respectively.
On the consolidated balance sheets, noncontrolling interests are included as the sum of the capital and undistributed profits allocated to the noncontrolling interest owners. Typically, this balance is included in a company’s permanent shareholders’ equity in the consolidated balance sheets. When the noncontrolling interest owners’ rights include certain redemption features, as described in ASC 480, Distinguishing Liabilities from Equity, such redeemable noncontrolling interests are classified as mezzanine equity and are not included in permanent shareholders’ equity. Due to the redemption features of the noncontrolling interests discussed in this footnote, the Company had redeemable noncontrolling interests held in mezzanine equity in the accompanying consolidated balance sheets of $17.0 million and $18.1 million at December 31, 2016 and 2015, respectively. The aggregate amount of such redeemable noncontrolling equity interests are recorded at the estimated maximum redemption values, as discussed below. In addition, as discussed below, the Company had $4.2 million and $3.4 million in noncontrolling interests included in permanent shareholders’ equity at December 31, 2016 and 2015, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents, by affiliate, the noncontrolling interests included as redeemable noncontrolling interests and noncontrolling interests in mezzanine and permanent equity, respectively, at the periods indicated:

	December 31, 2016	December 31, 2015
	(In thousands)
Anchor	$10,934	$11,907
BOS	6,782	6,744
DGHM (1)	3,417	2,830
Total	$21,133	$21,481
Redeemable noncontrolling interests	$16,972	$18,088
Noncontrolling interests	$4,161	$3,393
_____________

(1)	Only includes redeemable noncontrolling interests.
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
The maximum redemption value, based on the contractually determined maximum redemption value formula, to repurchase the remaining approximately 20% of Anchor’s noncontrolling equity interests was approximately $10.9 million and $11.9 million as of December 31, 2016 and 2015, respectively. Of the $10.9 million of noncontrolling equity interests at December 31, 2016, $2.0 million is included in permanent equity and the remainder is included in mezzanine equity. Of the $11.9 million of noncontrolling equity interests at December 31, 2015, $1.3 million is included in permanent equity and the remainder is included in mezzanine equity.
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
The maximum redemption value, based on fair value, to repurchase the remaining approximately 30% of BOS’ noncontrolling equity interests is approximately $6.8 million and $6.7 million as of December 31, 2016 and 2015, respectively. Of the $6.8 million of noncontrolling equity interests at December 31, 2016, $2.2 million is included in permanent equity and the remainder is included in mezzanine equity. Of the $6.7 million of noncontrolling equity interests at December 31, 2015, $2.1 million is included in permanent equity and the remainder is included in mezzanine equity.
DGHM
The Company acquired an 80% interest in DGHM on February 6, 2004. DGHM management and employees own the remaining 20% interest in DGHM. The DGHM operating agreement describes a process for the orderly transfer of noncontrolling equity interests between the Company and the DGHM noncontrolling interest owners at a contractually agreed upon value, with appraisal rights for all parties. Certain events, such as a change in control, death, disability, retirement, resignation or termination, may result in repurchase of the noncontrolling equity interests by the Company at the then contractually agreed upon value. The DGHM operating agreement provides a formulaic mechanism to determine the then value of the noncontrolling equity interests. These noncontrolling equity interests have a five-year vesting period. Beginning six months after vesting, a holder of noncontrolling equity interests may put up to between 10% and 20% of his or her outstanding units annually to the Company. The six-month holding period ensures the risks and rewards of ownership are transferred to the holder of the noncontrolling equity interests. Beginning in December 2009, the Company has an annual call right under which it may elect to repurchase between 10% and 20% of the non-management and management members’ vested units. No more than 40% of the outstanding noncontrolling equity interests’ units can be put in any one year. Certain key members of DGHM management are contractually obligated to retain 50% of their noncontrolling equity interests until such time as they leave the firm. The maximum redemption value, based on the contractually determined maximum redemption value formula, to repurchase the remaining 20% of DGHM’s noncontrolling equity interests is approximately $3.4 million and $2.8 million as of December 31, 2016 and 2015, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present an analysis of the Company’s redeemable noncontrolling interests for the periods indicated:

	Year ended
	December 31, 2016		December 31, 2015		December 31, 2014
	Redeemable noncontrolling interests	Noncontrolling interests	Redeemable noncontrolling interests	Noncontrolling interests	Redeemable noncontrolling interests	Noncontrolling interests
	(In thousands)
Noncontrolling interests at beginning of period	$18,088	$3,393	$20,905	$386	$19,468	$171
Net income attributable to noncontrolling interests	3,204	953	3,575	832	4,564	186
Distributions	(3,112)	(942)	(4,189)	(422)	(4,426)	(177)
Purchases/ (sales) of ownership interests	(765)	(134)	(1,666)	419	(1,879)	74
Transfers of ownership interests from mezzanine to permanent equity	—	—	(1,652)	1,652	—	—
Amortization of equity compensation	449	747	—	472	—	96
Adjustments to fair value	(892)	144	1,115	54	3,178	36
Noncontrolling interests at end of period	$16,972	$4,161	$18,088	$3,393	$20,905	$386

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

15.    EQUITY
Preferred Stock
The Company has 2,000,000 depositary shares outstanding at both December 31, 2016 and December 31, 2015 (the “Depositary Shares”). Each Depositary Share represents a 1/40th interest in a share of the Company’s 6.95% Non-Cumulative Perpetual Preferred Stock, Series D, par value $1.00 per share and liquidation preference of $1,000 per share (the “Series D preferred stock”). This represents the entire $47.8 million balance of preferred stock on the Company’s balance sheet at both December 31, 2016 and December 31, 2015. The ability of the Company to declare and pay dividends on, or purchase, redeem or otherwise acquire, shares of its preferred stock or any securities of the Company that rank junior to the Series D preferred stock is subject to certain restrictions in the event that the Company does not declare and pay (or set aside) dividends on the Series D preferred stock for the last preceding quarterly dividend period.
Common Stock
The Company has 170 million shares of common stock authorized for issuance. At December 31, 2016, it had 83,731,769 shares outstanding and 86,268,231 shares available for future issuance, including shares reserved for future issuance pursuant to the Company’s stock-based compensation plans, as discussed in Part II. Item 8. “Financial Statements and Supplementary Data - Note 18: Employee Benefits.” At December 31, 2015, it had 83,410,961 shares outstanding and 86,589,039 shares available for future issuance,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Warrants to Purchase Common Stock
The Company currently has one class of warrants to purchase common stock outstanding. These warrants were initially issued to the U.S. Department of the Treasury (the “Treasury”) (the “TARP warrants”). The following table summarizes the terms of the TARP warrant agreement outstanding at December 31, 2016:

Name of warrants	Number of warrants	Original warrant share number	Current warrant share number (2)	Original exercise price of warrants	Current exercise price of warrants (2)	Date issued	Expiration date
TARP Warrants (1)	2,068,161	1.00	1.11	$8.000	$7.206	11/21/2008	11/21/2018
___________________

(1)	The TARP warrants, while initially issued to the Treasury, were purchased from the Treasury by unrelated third parties at a market rate.

(2)
Per the terms of the TARP warrant agreement, the exercise price and number of shares issuable upon exercise may be adjusted ratably for dividends paid on the Company’s common stock that exceed the dividend rate at the time the warrants were issued, at which time the Company paid quarterly dividends of $0.01 per share. The current warrant share number and current exercise price of the warrant reflect the warrant as adjusted for common stock dividends through February 3, 2017, the latest dividend record date prior to the filing of this Annual Report.

Accumulated Other Comprehensive Income
Other comprehensive income/ (loss) represents the change in equity of the Company during a year from transactions and other events and circumstances from non-shareholder sources. It includes all changes in equity during a year except those resulting from investments by shareholders and distributions to shareholders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the Company’s comprehensive income/ (loss) and related tax effect for the years ended December 31, 2016, 2015, and 2014:

	Other comprehensive income/(loss):
	Pre-tax	Tax expense/ (benefit)	Net
	(In thousands)
2016
Unrealized gain/ (loss) on securities available-for-sale	$(18,913)	$(7,555)	$(11,358)
Less: Adjustment for realized gains/ (losses), net	521	190	331
Net unrealized gain/ (loss) on securities available-for-sale	(19,434)	(7,745)	(11,689)
Unrealized gain/ (loss) on cash flow hedge	(793)	(332)	(461)
Add: scheduled reclass and other	1,666	687	979
Net unrealized gain/ (loss) on cash flow hedge	873	355	518
Net unrealized gain/ (loss) on other	200	77	123
Other comprehensive gain/ (loss)	(18,361)	(7,313)	(11,048)
Net income attributable to the Company (1)	102,591	30,963	71,628
Total comprehensive income	$84,230	$23,650	$60,580
2015
Unrealized gain/ (loss) on securities available-for-sale	$(2,494)	$(1,145)	$(1,349)
Less: Adjustment for realized gains/ (losses), net	236	97	139
Net unrealized gain/ (loss) on securities available-for-sale	(2,730)	(1,242)	(1,488)
Unrealized gain/ (loss) on cash flow hedges	(2,642)	(1,088)	(1,554)
Add: scheduled reclass and other	4,052	1,698	2,354
Net unrealized gain/ (loss) on cash flow hedges	1,410	610	800
Net unrealized gain/ (loss) on other	(193)	(78)	(115)
Other comprehensive gain/ (loss)	(1,513)	(710)	(803)
Net income attributable to the Company (1)	95,317	30,392	64,925
Total comprehensive income	$93,804	$29,682	$64,122
2014
Unrealized gain/ (loss) on securities available-for-sale	$6,231	$2,495	$3,736
Less: Adjustment for realized gains/ (losses), net	(7)	(3)	(4)
Net unrealized gain/ (loss) on securities available-for-sale	6,238	2,498	3,740
Unrealized gain/ (loss) on cash flow hedges	(3,425)	(1,416)	(2,009)
Add: scheduled reclass and other	3,198	1,349	1,849
Net unrealized gain/ (loss) on cash flow hedges	(227)	(67)	(160)
Net unrealized gain/ (loss) on other	(135)	(55)	(80)
Other comprehensive gain/ (loss)	5,876	2,376	3,500
Net income attributable to the Company (1)	101,180	32,365	68,815
Total comprehensive income	$107,056	$34,741	$72,315
___________________

(1)	Pre-tax net income attributable to the Company is calculated as income before income taxes, plus net income from discontinued operations, less net income attributable to noncontrolling interests.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents a summary of the amounts reclassified from accumulated other comprehensive income/ (loss) for the years ended December 31, 2016, 2015, and 2014:

Description of component of accumulated other comprehensive income/ (loss)	Year ended December 31,			Affected line item in Statement of Operations
	2016	2015	2014
	(In thousands)
Adjustment for realized gains/(losses) on securities available-for-sale, net:
Pre-tax	$521	$236	$(7)	Gain/ (loss) on sale of investments, net
Tax expense/ (benefit)	190	97	(3)	Income tax expense
Net	$331	$139	$(4)	Net income attributable to the Company
Net realized gain/ (loss) on cash flow hedges:
Hedge related to junior subordinated debentures:
Pre-tax	$—	$1,879	$1,926	Interest expense on junior subordinated debentures
Tax expense/ (benefit)	—	804	824	Income tax expense
Net	$—	$(1,075)	$(1,102)	Net income attributable to the Company
Hedge related to deposits
Pre-tax	$1,666	$2,173	$1,272	Interest expense on deposits
Tax expense/ (benefit)	687	894	525	Income tax expense
Net	$(979)	$(1,279)	$(747)	Net income attributable to the Company
Total reclassifications for the period, net of tax	$(979)	$(2,354)	$(1,849)
The following table presents the components of the Company’s accumulated other comprehensive income/ (loss) as of December 31:

	2016	2015	2014
	(In thousands)
Unrealized gain/ (loss) on securities available-for-sale, net of tax	$(11,194)	$495	$1,983
Unrealized gain/ (loss) on cash flow hedges, net of tax	(605)	(1,123)	(1,923)
Unrealized gain/ (loss) on other, net of tax	(749)	(872)	(757)
Accumulated other comprehensive income/ (loss)	$(12,548)	$(1,500)	$(697)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table is a reconciliation of the components of basic and diluted EPS computations for the three years ended December 31:

	For the year ended December 31,
	2016	2015	2014
	(In thousands, except share and per share data)
Basic earnings per share - Numerator:
Net income from continuing operations	$70,244	$62,921	$67,405
Less: Net income attributable to noncontrolling interests	4,157	4,407	4,750
Net income from continuing operations attributable to the Company	66,087	58,514	62,655
Decrease/ (increase) in noncontrolling interests’ redemption values (1)	(588)	464	(525)
Dividends on preferred stock	(3,475)	(3,475)	(3,475)
Total adjustments to income attributable to common shareholders	(4,063)	(3,011)	(4,000)
Net income from continuing operations attributable to common shareholders, treasury stock method (2)	62,024	55,503	58,655
Net income from discontinued operations (2)	5,541	6,411	6,160
Net income attributable to common shareholders, treasury stock method (2)	$67,565	$61,914	$64,815

Basic earnings per share - Denominator:
Weighted average basic common shares outstanding	81,264,273	80,885,253	78,921,480
Per share data - Basic earnings per share from:
Continuing operations	$0.76	$0.69	$0.74
Discontinued operations	$0.07	$0.08	$0.08
Total attributable to common shareholders	$0.83	$0.77	$0.82

	For the year ended December 31,
	2016	2015	2014
	(In thousands, except share and per share data)
Diluted earnings per share - Numerator:
Net income from continuing operations attributable to common shareholders, after assumed dilution (2)	$62,024	$55,503	$58,655
Net income from discontinued operations	5,541	6,411	6,160
Net income attributable to common shareholders, after assumed dilution	$67,565	$61,914	$64,815
Diluted earnings per share - Denominator:
Weighted average basic common shares outstanding	81,264,273	80,885,253	78,921,480
Dilutive effect of:
Stock options and non-participating performance-based and certain time-based restricted stock (2), (3)	1,002,153	1,301,448	1,188,051
Warrants to purchase common stock (3)	942,700	1,206,389	1,198,613
Dilutive common shares	1,944,853	2,507,837	2,386,664
Weighted average diluted common shares outstanding (2), (3)	83,209,126	83,393,090	81,308,144
Per share data - Diluted earnings per share from:
Continuing operations	$0.74	$0.66	$0.72
Discontinued operations	$0.07	$0.08	$0.08
Total attributable to common shareholders	$0.81	$0.74	$0.80
Dividends per share declared and paid on common stock	$0.40	$0.36	$0.32

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

(2)
The Company presents its EPS based on the treasury stock method. The Company reverted to the treasury stock presentation from the two-class presentation due to the immaterial number of participating shares outstanding as of March 31, 2016. If the EPS presentation had been based on the two-class method, the following adjustments would have been made to the presentation of EPS for the year ended December 31, 2016.

Net income attributable to common shareholders would have been reduced by an additional $4 thousand, for the year ended December 31, 2016. The allocation of net income to participating securities would have been $8 thousand for the year ended December 31, 2016, reducing net income attributable to common shareholders by a total of $12 thousand for the same period. Basic EPS would not change. Weighted average diluted shared outstanding would have been reduced by 7,185 shares for the year ended December 31, 2016. Diluted EPS would not change.
If the EPS presentation had been based on the two-class method, the following adjustments would have been made to the presentation of EPS for the year ended December 31, 2015. Net income attributable to common shareholders would have been reduced by an additional $90 thousand for the year ended December 31, 2015, and the allocation of net income to participating securities would have been $92 thousand for the same period, reducing net income attributable to common shareholders by a total of $182 thousand, for the same period. Total basic EPS and basic EPS from continuing operations would each decrease by $0.01 per share for the year ended December 31, 2015. Weighted average diluted shares outstanding would have been reduced by 167,937 shares for the same period. Diluted EPS would not change.
If the EPS presentation had been based on the two-class method, the following adjustments would have been made to the presentation of EPS for the year ended December 31, 2014. Net income attributable to common shareholders would have been reduced by an additional$228 thousand for the year ended December 31, 2014, and the allocation of net income to participating securities would have been $335 thousand for the same period, reducing net income attributable to common shareholders by a total of $563 thousand, for the same period. Total basic EPS and basic EPS from continuing operations would each decrease by $0.01 per share for the year ended December 31, 2014. Weighted average diluted shares outstanding would have been reduced by 428,913 shares for the same period. Total diluted EPS and diluted EPS from discontinued operations would each decrease by $0.01 per share.

(3)
The diluted EPS computations for the years ended December 31, 2016, 2015, and 2014 do not assume the conversion, exercise or contingent issuance of the following shares for the following periods because the result would have been antidilutive for the periods indicated. As a result of the anti-dilution, the potential common shares excluded from the diluted EPS computation are as follows:

	For the year ended December 31,
	2016	2015	2014
Shares excluded due to anti-dilution (treasury method):	(In thousands)
Potential common shares from:
Convertible trust preferred securities (a)	1	1	1
Total shares excluded due to anti-dilution	1	1	1

	For the year ended December 31,
	2016	2015	2014
Shares excluded due to exercise price exceeding the average market price of common shares during the period (total outstanding):	(In thousands)
Potential common shares from:
Options, restricted stock, or other dilutive securities (b)	270	548	829
Total shares excluded due to exercise price exceeding the average market price of common shares during the period	270	548	829

(a)
If the effect of the conversion of the trust preferred securities would have been dilutive, an immaterial amount of interest expense, net of tax, related to the convertible trust preferred securities would have been added back to net income attributable to common shareholders for the diluted EPS computation for the years presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

17.     INCOME TAXES
The components of income tax expense for continuing operations for the years ended December 31, 2016, 2015, and 2014 are as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Current expense:
Federal	$20,237	$25,631	$20,557
State	7,778	9,183	7,254
Total current expense	28,015	34,814	27,811
Deferred expense/(benefit):
Federal	1,976	(3,185)	3,895
State	972	(1,237)	659
Total deferred expense/(benefit)	2,948	(4,422)	4,554
Income tax expense	$30,963	$30,392	$32,365
Income tax expense attributable to income from continuing operations differs from the amounts computed by applying the Federal statutory rate to pre-tax income from continuing operations. Reconciliations between the Federal statutory income tax rate of 35% to the effective income tax rate for the years ended December 31, 2016, 2015, and 2014 are as follows:

	Year Ended December 31,
	2016	2015	2014
Statutory Federal income tax rate	35.0%	35.0%	35.0%
Increase/ (decrease) resulting from:
Tax exempt interest, net	(7.5)%	(7.1)%	(5.6)%
State and local income tax, net of Federal tax benefit	5.6%	5.5%	5.2%
Tax credits	(2.2)%	(1.9)%	(1.7)%
Noncontrolling interests	(1.4)%	(1.6)%	(1.7)%
Out-of-period adjustment	—%	1.3%	—%
Other, net	1.1%	1.4%	1.2%
Effective income tax rate	30.6%	32.6%	32.4%

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
On April 13, 2015, New York City enacted legislation that requires corporations that are engaged in unitary business operations to file combined returns with their affiliates for tax years beginning on or after January 1, 2015. Starting in 2015, all of the Company’s affiliates are included in the Company’s New York City tax return instead of just those affiliates with nexus to New York City. The Company incorporated the impact of these New York City law changes in 2015 due to the law being enacted in 2015. The Company adjusted the New York City apportionment percentages for purposes of measuring deferred tax assets and liabilities that will reverse after the effective date. As a result of these changes, the Company recorded a state tax benefit of $0.5 million, net of federal tax, in 2015.
On March 31, 2014, New York enacted legislation that requires corporations that are engaged in unitary business operations to file combined returns with their affiliates for tax years beginning on or after January 1, 2015. Starting in 2015, all of the Company’s affiliates are included in the Company’s New York tax return instead of just those affiliates with nexus to New York. In addition, the New York tax rate will be reduced from 7.1% to 6.5% for tax years beginning on or after January 1, 2016. The Company incorporated the impact of these New York law changes in 2014 due to the law being enacted in 2014. The Company adjusted the New York state applicable tax rate and apportionment percentages for purposes of measuring deferred tax assets and liabilities that will reverse after the effective date. As a result of these changes, the Company recorded a state tax benefit of $0.5 million, net of federal tax, in 2014.
The components of gross deferred tax assets and gross deferred tax liabilities at December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015
	(In thousands)
Gross deferred tax assets:
Allowance for loan losses	$35,471	$37,401
Allowance for losses on OREO	74	912
Interest on nonaccrual loans	548	833
Stock compensation	6,079	7,391
Deferred and accrued compensation	19,801	19,370
State loss carryforward, net of federal	—	60
Capital loss carryforward	—	458
Mark-to-market on securities available-for-sale	185	274
Contingent payments	1,868	1,978
Unrealized loss on investments	8,264	748
Other	720	756
Gross deferred tax assets	73,010	70,181
Less: valuation allowance	—	458
Total deferred tax assets	73,010	69,723
Gross deferred tax liabilities:
Cancellation of debt income deferral	2,692	4,035
Goodwill and acquired intangible assets	12,929	11,894
Fixed assets	67	62
Prepaid expenses	611	580
Other	1,251	1,453
Total gross deferred tax liabilities	17,550	18,024
Net deferred tax asset	$55,460	$51,699

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Of the $3.8 million net increase in the Company’s net deferred tax asset during 2016, $2.9 million was recognized as deferred income tax expense, $0.1 million was recognized as deferred income tax benefit for discontinued operations, and $6.6 million was recognized as an increase to shareholders’ equity.
In accordance with ASC 740, deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of the tax benefit depends upon the existence of sufficient taxable income of the appropriate character within the carry-back and carry-forward periods.
The Company believes that it is more likely than not that the net deferred tax asset as of December 31, 2016 will be realized, based upon the ability to generate future taxable income as well as the availability of current and historical taxable income. Other positive evidence to support the realization of the Company’s net deferred tax asset includes:

•	The Company had cumulative pre-tax income, as adjusted for permanent book-to-tax differences, in the period 2014 through 2016.

•	Certain tax planning strategies are available to the Company, such as reducing investments in tax-exempt securities.

•	The Company has not had any operating loss or tax credit carryovers expiring unused in recent years.
At December 31, 2015, the Company had a $0.5 million deferred tax asset for $1.2 million of capital loss carryovers that were scheduled to expire in 2016. The Company believed it was more likely than not that the net deferred tax asset related to capital losses would not be realized and had recorded a valuation allowance of $0.5 million at December 31, 2015 attributable to this net deferred tax asset. The net change in the valuation allowance during the year ending December 31, 2016 of $0.5 million is primarily related to prior year provision to return differences as well as the unforeseen realization of capital losses during the year ending December 31, 2016.
A reconciliation of the beginning and ending gross amount of unrecognized tax benefits under the provisions of ASC 740-10 is as follows:

	2016	2015	2014
	(In thousands)
Balance at January 1	$1,022	$1,067	$549
Additions based on tax positions related to the current year	160	163	245
Additions based on tax positions taken in prior years	—	—	366
Decreases based on tax positions taken in prior years	—	—	—
Decreases based on settlements with taxing authorities	—	—	—
Decreases based on the expiration of statute of limitations	(208)	(208)	(93)
Balance at December 31	$974	$1,022	$1,067
The Company does not currently believe there is a reasonable possibility of any significant change to unrecognized tax benefits within the next twelve months.
Excluded from the gross amount of unrecognized tax benefits for the years ended December 31, 2016, 2015, and 2014 are the federal tax benefits associated with the gross amount of state unrecognized tax benefits which, if recognized, would affect the effective tax rate. The net amount of unrecognized tax benefit which, if recognized, would affect the effective tax rate is $0.8 million at December 31, 2016, 2015, and 2014.
The Company classifies interest and penalties, if applicable, related to unrecognized tax benefits as a component of income tax expense in the consolidated statements of operations. Interest and penalties recognized as part of the Company’s income tax expense was immaterial for the years ending December 31, 2016, 2015, and 2014. The accrued amounts for interest and penalties were immaterial as of December 31, 2016, 2015, and 2014.
Federal income tax returns remain subject to examination by the Internal Revenue Service for all tax years subsequent to 2012. The examination by the Internal Revenue Service for the tax year ended December 31, 2009 was settled in August, 2015. The resolution of this examination did not have a significant impact on the effective tax rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

State income tax returns for the Company’s major tax jurisdictions of California, Massachusetts, and New York have either been examined or remain subject to examination for all the tax years subsequent to 2012. The examination by the State of New York for the tax year ended December 31, 2012 was settled in February, 2015. The resolution of this examination did not have a significant impact on the effective tax rate. As of December 31, 2016, the Company was under examination by the State of New York for the tax years ended December 31, 2013 and 2014. The Company believes the resolution of this examination will not have a significant impact on the effective tax rate.

18.     EMPLOYEE BENEFITS
Employee 401(k) Profit Sharing Plan
The Company established a corporate-wide 401(k) Profit Sharing Plan (the “401(k) Plan”) for the benefit of the employees of the Company and its affiliates, which became effective on July 1, 2002. The 401(k) Plan is a 401(k) savings and retirement plan that is designed to qualify as an ERISA section 404(c) plan. Generally, employees who are at least twenty-one (21) years of age are eligible to participate in the plan on their date of hire. Employee contributions may be matched based on a predetermined formula and additional discretionary contributions may be made. 401(k) Plan expense was $3.0 million, $2.8 million, and $2.4 million, in the years ended December 31, 2016, 2015, and 2014, respectively.
Salary Continuation Plans
The Bank maintains a salary continuation plan for certain former officers in the Bank’s San Francisco Bay Area market. The officers became eligible for benefits under the salary continuation plan if they reached a defined retirement age while working for the Bank. The Bank also has a deferred compensation plan for certain former directors of the former private banking affiliate in the San Francisco Bay Area that was merged into the Bank. The compensation expense relating to each contract is accounted for individually. The expense relating to these plans was $0.1 million for each of the years ended December 31, 2016, 2015, and 2014. The amount recognized in other liabilities in the consolidated balance sheets was $1.1 million and $1.3 million at December 31, 2016 and 2015, respectively. The Bank has purchased life insurance contracts to help fund these plans. The Bank has single premium life insurance policies with cash surrender values totaling $6.3 million and $6.2 million, which are included in other assets in the consolidated balance sheets, as of December 31, 2016 and 2015, respectively.
The Bank also maintains a salary continuation plan for certain former officers of the Bank’s Southern California market. The plan provides for payments to the participants at the age of retirement. The expense relating to these plans was $0.1 million, $0.1 million, and $0.2 million for the years ended December 31, 2016, 2015, and 2014, respectively. The net amount recognized in other liabilities in the consolidated balance sheets was $1.9 million and $2.0 million at December 31, 2016 and 2015, respectively. The Bank has purchased life insurance contracts to help fund these plans. These life insurance policies have cash surrender values totaling $4.8 million and $4.7 million at December 31, 2016 and 2015, respectively, which are included in other assets in the consolidated balance sheets.
Deferred Compensation Plan
The Company offers a deferred compensation plan (the “Deferred Compensation Plan”) that enables certain executives to elect to defer a portion of their compensation. The amounts deferred are excluded from the employee’s taxable income and are not deductible for income tax purposes by the Company until paid. The net deferred amount related to the Deferred Compensation Plan in other liabilities in the consolidated balance sheets was $6.1 million and $5.6 million at December 31, 2016 and 2015, respectively. Increases and decreases in the value of the Deferred Compensation Plan are recognized as compensation expense in the consolidated statements of operations. The expense relating to the Deferred Compensation Plan was expense of $0.6 million, an expense credit of $0.1 million, and expense of $0.6 million for the years ended December 31, 2016, 2015, and 2014, respectively.
The Company has adopted a special trust for the Deferred Compensation Plan called a Rabbi Trust. A Rabbi Trust is an arrangement that is used to accumulate assets that may be used to “fund” the Company’s obligation to pay benefits under the Deferred Compensation Plan. However, to prevent immediate taxation to the executives who participate in the Deferred Compensation Plan, the amounts placed in the Rabbi Trust must remain subject to the claims of the Company’s creditors. The investments chosen by the participants in the Deferred Compensation Plan are mirrored by the Rabbi Trust as a way to minimize the earnings volatility of the Deferred Compensation Plan. The net amount recognized in other assets in the consolidated balance sheets was $6.1 million and $5.6 million at December 31, 2016 and 2015, respectively. Increases and decreases in the value of the Rabbi Trust are recognized in other income in the consolidated statement of operations. The income relating to this plan was a gain of $0.6 million, a loss of $0.1 million, and a gain of $0.6 million for the years ended December 31, 2016, 2015, and 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock-Based Incentive Plans
At December 31, 2016, the Company has three stock-based compensation plans. These plans encourage and enable the officers, employees, and non-employee directors of the Company to acquire a proprietary interest in the Company.
The 2009 Stock Option and Incentive Plan (the “2009 Plan”), replaced the Company’s 2004 Stock Option and Incentive Plan. Under the 2009 Plan, the Company may grant options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock awards, performance share awards and dividend equivalent rights to its officers, employees, and non-employee directors of the Company for an amount not to exceed 2% of the total shares of common stock outstanding as of the last business day of the preceding fiscal year. The 2009 Plan provides for the authorization and issuance of 4,000,000 shares, along with any residual shares from previous plans. Under the 2009 Plan, the exercise price of each option shall not be less than 100% of the fair market value of the stock on the date the options are granted. Generally, options expire ten years from the date granted and vest over a three-year graded vesting period for officers and employees and a one-year or less period for non-employee directors. Stock grants generally vest over a three-year cliff vesting period. As of December 31, 2016 the maximum number of shares of stock reserved and available for issuance under the Plan was 2,700,968 shares.
Under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan (the “Inducement Plan”), the Company may grant equity awards to new employees as an inducement to join the Company. The Company reserved 1,245,000 shares of the Company’s common stock for issuance under the Inducement Plan. The terms of the Inducement Plan are substantially similar to the terms of the 2009 Plan. In 2014, the Company issued an additional 637,804 shares under this plan in conjunction with the Bank’s acquisition of Banyan. In 2015, the Company issued an additional 22,936 shares under this plan in conjunction with an executive new hire. In 2016, the Company issued 37,177 shares under this plan in conjunction with executive new hires. At December 31, 2016, the Inducement Plan had 148,854 shares reserved and available for issuance.
The Company maintains a qualified Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock of the Company at 85 percent of the lower of the closing price of the Company’s common stock on the first or last day of a six month purchase period on The NASDAQ® Global Select Market. Employees pay for their stock purchases through payroll deductions at a rate equal to any whole percentage from 1 percent to 15 percent of after-tax earnings. Participants have a right to a full reimbursement of ESPP deferrals through the end of the offering period. Such a reimbursement would result in a reversal of the compensation expense previously recorded, attributed to that participant. The Company issues shares under the ESPP in January and July of each year. As of December 31, 2016, there were 777,726 shares available for issuance in the ESPP. There were 165,919 shares issued to participants under the qualified ESPP in 2016.
Share-based payments recorded in salaries and benefits expense are as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Stock option and ESPP expense	$437	$518	$653
Nonvested share expense	6,293	5,723	5,339
Subtotal	6,730	6,241	5,992
Tax benefit	2,574	2,367	2,311
Stock-based compensation expense, net of tax benefit	$4,156	$3,874	$3,681

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock Options
A summary of option activity under the 2009 Plan for the year ended December 31, 2016 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in 000’s)
Outstanding at December 31, 2015	1,222,951	$16.27
Granted	—	$—
Exercised	244,567	$7.60
Forfeited	73,062	$29.49
Expired	248,922	$29.25
Outstanding at December 31, 2016	656,400	$13.11	2.26 years	$4,117.0
Exercisable at December 31, 2016	656,400	$13.11	2.26 years	$4,117.0
The total intrinsic value of options exercised during the years ended December 31, 2016, 2015, and 2014 was $1.5 million, $0.7 million, and $1.1 million, respectively. As of December 31, 2016, there was no unrecognized compensation cost related to stock option arrangements granted under the 2009 Plan.
Restricted Stock
A summary of the Company’s nonvested shares as of December 31, 2016 and changes during the year ended December 31, 2016, including shares under both the 2009 Plan and the Inducement Plan, is as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2015	2,236,383	$11.72
Granted	599,673	$11.58
Vested	490,658	$10.90
Forfeited	351,770	$10.18
Nonvested at December 31, 2016	1,993,628	$12.16
The fair value of nonvested shares is determined based on the closing price of the Company’s stock on the grant date. The weighted-average grant-date fair value of shares granted during the years ended December 31, 2016, 2015, and 2014 was $11.58, $12.41, and $12.42, respectively. At December 31, 2016, there was $10.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the 2009 Plan and the Inducement Plan, combined. That cost is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of shares that vested during the years ended December 31, 2016, 2015, and 2014 was $5.3 million, $5.3 million, and $5.1 million, respectively.
Included in the restricted stock balances above are performance shares, which are granted to certain employees within the Company and are accounted for in the same manner as restricted stock. At December 31, 2016, there were 831,726 performance shares outstanding, which could increase up to 1,497,107 shares. If the maximum number of performance shares is issued, the Company would incur an additional $8.1 million of compensation costs related to these additional 665,381 shares. The Company recognizes the expense for performance shares based upon the most likely outcome of shares to be issued based on current forecasts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Supplemental Executive Retirement Plans
The Company has a non-qualified supplemental executive retirement plan (“SERP”) with a former executive officer of the Company. The SERP, which is unfunded, provides a defined cash benefit based on a formula using average compensation, years of service, and age at retirement of the executive. The estimated actuarial present value of the projected benefit obligation was $8.2 million and $8.3 million at December 31, 2016 and 2015, respectively. The expense associated with the SERP was $0.5 million, $0.5 million, and $1.0 million for the years ended December 31, 2016, 2015, and 2014, respectively. The discount rate used to calculate the SERP liability was 4.10%, 4.35%, and 3.85% for the years ended December 31, 2016, 2015, and 2014, respectively.
The Bank has a SERP with various former executives of the Pacific Northwest market. The SERP, which is unfunded, provides a defined cash benefit based on a formula using compensation, years of service, and age at retirement of the executives. The benefits for each executive under the plan are accrued until the full vesting age of 65. The actuarial present value of the projected benefit obligation was $3.2 million at both December 31, 2016 and 2015. The expense associated with the SERP was $0.2 million for each of the years ended December 31, 2016, 2015, and 2014. The discount rate used to calculate the SERP liability was 3.62%, 3.81%, and 3.45%, for the years ended December 31, 2016, 2015, and 2014, respectively.
KLS has a long term incentive plan (“LTIP”) with certain of its managing directors. This LTIP, which is unfunded, provides for a profit sharing based on current year results as well as a cash benefit at the time of separation of service. The cash payment at separation of service, which is determined based on the profit share and a multiple based on years of service, is payable in three equal annual installments following separation of service. The Company has accrued $7.6 million and $7.9 million at December 31, 2016 and 2015, respectively, for future separation of service payments. The LTIP was effective beginning January 1, 2010. The expense associated with the LTIP was $(0.2) million, $1.3 million, and $1.9 million for the years ended December 31, 2016, 2015, and 2014, respectively. The discount rate used to calculate the SERP liability was 3.70%, 3.90%, and 3.80% for the years ended December 31, 2016, 2015, and 2014, respectively.

19.     OTHER OPERATING EXPENSE
Major components of other operating expense are as follows:

	Year Ended December 31,
	2016	2015	2014
		(In thousands)
Insurance	$3,396	$3,518	$2,851
Employee travel and meals	3,309	2,874	2,250
Other banking expenses	1,035	1,788	1,091
Telephone	1,137	1,661	1,589
Forms and supplies	836	1,241	838
Postage, express mail, and courier	967	1,007	978
Publications and dues	984	870	795
Training and education	627	686	554
Prepayment penalties on repurchase of FHLB borrowings and repurchase agreements	262	—	808
OREO expenses	227	197	176
Legal settlement costs	195	150	48
Provision for off-balance sheet loan commitments	(367)	(271)	50
Other	1,966	2,501	2,100
Total	$14,574	$16,222	$14,128

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
Description of Reportable Segments
Private Banking
The Private Banking segment operates primarily in three geographic markets: New England, the San Francisco Bay Area, and Southern California.
The Bank currently conducts business under the name of Boston Private Bank & Trust Company in all markets. The Bank is chartered by The Commonwealth of Massachusetts and is insured by the FDIC. The Bank is principally engaged in providing private banking services to high net worth individuals, privately owned businesses and partnerships, and nonprofit organizations. In addition, the Bank is an active provider of financing for affordable housing, first-time homebuyers, economic development, social services, community revitalization and small businesses.
Wealth Management and Trust
The Wealth Management and Trust segment is comprised of the trust operations of Boston Private Bank and the operations of Boston Private Wealth. Boston Private Wealth combines Boston Private Bank’s existing wealth management business and the business of Banyan, which Boston Private Bank purchased in the fourth quarter of 2014. The segment offers investment management, wealth management, family office, and trust services to individuals, families, and institutions. The Wealth Management and Trust segment operates in New England; South Florida; California; Madison, Wisconsin; and the Washington, D.C. area. For comparative purposes, the Wealth Management and Trust segment data that was previously included within the Private Banking segment has been stated separately for the periods presented in the table below. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 3: Acquisitions, Asset Sales, and Divestitures” for additional details on the acquisition of Banyan.
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
Reconciliation of Reportable Segment Items
The following tables present a reconciliation of the revenues, profits, assets, and other significant items of reportable segments as of and for the year ended December 31, 2016, 2015, and 2014. Interest expense on junior subordinated debentures is reported at the Holding Company.

	Year ended December 31,
	2016	2015	2014
Private Banking	(In thousands)
Net interest income	$202,702	$189,501	$183,424
Fees and other income	18,947	11,352	10,617
Total revenues	221,649	200,853	194,041
Provision/ (credit) for loan losses	(6,935)	(1,555)	(6,400)
Operating expense	125,116	116,575	111,901
Income before income taxes	103,468	85,833	88,540
Income tax expense (2)	33,120	27,844	29,032
Net income from continuing operations	70,348	57,989	59,508
Net income attributable to the Company	$70,348	$57,989	$59,508

Assets	$7,816,671	$7,361,202	$6,611,191
Amortization of intangibles	$—	$341	$219
Depreciation	$4,477	$4,599	$5,294

	Year ended December 31,
	2016	2015	2014
Wealth Management and Trust	(In thousands)
Fees and other income	$44,401	$53,336	$34,584
Operating expense (1)	64,844	54,474	29,401
Income/ (loss) before income taxes	(20,443)	(1,138)	5,183
Income tax expense / (benefit) (2)	(8,279)	(350)	2,201
Net income/ (loss) from continuing operations	(12,164)	(788)	2,982
Net income/ (loss) attributable to the Company	$(12,164)	$(788)	$2,982

Assets	$80,501	$80,088	$80,467
Amortization of intangibles	$2,962	$2,428	$676
Depreciation	$1,145	$772	$241

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year ended December 31,
	2016	2015	2014
Investment Management	(In thousands)
Net interest income	$16	$22	$22
Fees and other income	44,443	45,687	47,119
Total revenues	44,459	45,709	47,141
Operating expense	32,863	33,690	34,848
Income before income taxes	11,596	12,019	12,293
Income tax expense (2)	3,789	3,956	4,078
Net income from continuing operations	7,807	8,063	8,215
Noncontrolling interests	2,077	2,265	2,519
Net income attributable to the Company	$5,730	$5,798	$5,696

Assets	$92,692	$92,642	$100,229
Amortization of intangibles	$2,601	$2,956	$2,955
Depreciation	$284	$286	$240

	Year ended December 31,
	2016	2015	2014
Wealth Advisory	(In thousands)
Net interest income	$16	$6	$10
Fees and other income	50,686	50,558	48,199
Total revenues	50,702	50,564	48,209
Operating expense	34,791	35,379	33,213
Income before income taxes	15,911	15,185	14,996
Income tax expense (2)	6,084	5,819	5,653
Net income from continuing operations	9,827	9,366	9,343
Noncontrolling interests	2,080	2,138	2,189
Net income attributable to the Company	$7,747	$7,228	$7,154

Assets	$79,887	$79,543	$80,804
Amortization of intangibles	$719	$986	$986
Depreciation	$878	$864	$488

	Year ended December 31,
	2016	2015	2014
Holding Company and Eliminations	(In thousands)
Net interest income	$(2,296)	$(3,759)	$(3,755)
Fees and other income	310	236	279
Total revenues	(1,986)	(3,523)	(3,476)
Operating expense	7,339	15,063	17,766
Income/ (loss) before income taxes	(9,325)	(18,586)	(21,242)
Income tax expense/(benefit) (2)	(3,751)	(6,877)	(8,599)
Net income/(loss) from continuing operations	(5,574)	(11,709)	(12,643)
Noncontrolling interests	—	4	42
Discontinued operations (3)	5,541	6,411	6,160
Net income/(loss) attributable to the Company	$(33)	$(5,302)	$(6,525)

Assets	$(99,277)	$(70,967)	$(74,817)
Depreciation	$54	$69	$205

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year ended December 31,
	2016	2015	2014
Total Company	(In thousands)
Net interest income	$200,438	$185,770	$179,701
Fees and other income	158,787	161,169	140,798
Total revenues	359,225	346,939	320,499
Provision/ (credit) for loan losses	(6,935)	(1,555)	(6,400)
Operating expense	264,953	255,181	227,129
Income before income taxes	101,207	93,313	99,770
Income tax expense (2)	30,963	30,392	32,365
Net income from continuing operations	70,244	62,921	67,405
Noncontrolling interests	4,157	4,407	4,750
Discontinued operations	5,541	6,411	6,160
Net income attributable to the Company	$71,628	$64,925	$68,815

Assets	$7,970,474	$7,542,508	$6,797,874
Amortization of intangibles	$6,282	$6,711	$4,836
Depreciation	$6,838	$6,590	$6,468
___________________

(1)
Operating expense related to the Wealth Management and Trust segment includes restructuring expenses of $2.0 million, $3.7 million, and $0.7 million for 2016, 2015, and 2014, respectively, and a goodwill impairment charge of $9.5 million in 2016.

(2)
The Company’s effective tax rate for 2016, 2015, and 2014 is not consistent due to earnings from tax-exempt investments, non-deductible compensation, state and local taxes, income tax credits and income attributable to noncontrolling interests having a different impact on the effective tax rate due primarily to the different levels of income before taxes in years 2016, 2015, and 2014. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 17: Income Taxes” for additional details.

(3)
The Holding Company and Eliminations calculation of Net Income attributable to the Company includes net income from Discontinued Operations for the years ended December 31, 2016, 2015 and 2014 of $5.5 million, $6.4 million, and $6.2 million, respectively.

21.    FAIR VALUE MEASUREMENTS
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of December 31, 2016	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available-for-sale securities
U.S. government and agencies	$39,936	$39,293	$643	$—
Government-sponsored entities	336,664	—	336,664	—
Municipal bonds	293,397	—	293,397	—
Mortgage-backed securities	570,327	—	570,327	—
Other	23,808	23,808	—	—
Total available-for-sale securities	1,264,132	63,101	1,201,031	—
Derivatives - interest rate customer swaps	17,032	—	17,032	—
Derivatives - risk participation agreements	15	—	15	—
Other investments	6,110	6,110	—	—
Liabilities:
Derivatives - interest rate customer swaps	$16,560	$—	$16,560	$—
Derivatives - interest rate swaps	1,040	—	1,040	—
Derivatives - risk participation agreements	6	—	6	—
Other liabilities	6,110	6,110	—	—

	As of December 31, 2015	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available-for-sale securities:
U.S. government and agencies	$21,251	$20,251	$1,000	$—
Government-sponsored entities	344,562	—	344,562	—
Municipal bonds	268,644	—	268,644	—
Mortgage-backed securities	427,041	—	427,041	—
Other	23,012	23,012	—	—
Total available-for-sale securities	1,084,510	43,263	1,041,247	—
Derivatives - interest rate customer swaps	7,960	—	7,960	—
Other investments	5,602	5,602	—	—
Liabilities:
Derivatives - interest rate customer swaps	$8,084	$—	$8,084	$—
Derivatives - interest rate swaps	1,907	—	1,907	—
Derivatives - risk participation agreement	11	—	11	—
Other liabilities	5,602	5,602	—	—
As of December 31, 2016 and 2015, available-for-sale securities consisted primarily of U.S. government and agency securities, government-sponsored entities securities, municipal bonds, mortgage-backed securities, and other available-for-sale securities. The equities (which are categorized as other available-for-sale securities) are valued with prices quoted in active

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

markets. Five U.S. Treasury securities at December 31, 2016 and three U.S. Treasury securities at December 31, 2015, are valued with prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement. The government-sponsored entities securities, municipal bonds, mortgage-backed securities, and certain investments in Small Business Administration (“SBA”) loans (which are categorized as U.S. government and agencies securities) generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets. Therefore, they have been categorized as a Level 2 measurement. No investments held at December 31, 2016 or 2015 were categorized as Level 3. There were no changes in the valuation techniques used for measuring the fair value, nor were there any transfers between Levels 1 and 2, of available-for-sale securities in the years ended 2016 and 2015.
The Company uses interest rate customer swaps, interest rate swaps, risk participation agreements, and a junior subordinated debenture interest rate swap to manage its interest rate risk, and customer foreign exchange forward contracts to manage its foreign exchange risk, if any. The junior subordinated debenture interest rate swap agreement matured on December 30, 2015. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, they have been categorized as a Level 2 measurement as of December 31, 2016 and 2015. There were no transfers between Levels 1 and 2 in the years ended 2016 and 2015. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 9: Derivatives and Hedging Activities” for further details.
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
The Company has determined that the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy as of December 31, 2016 and 2015. There were no transfers between Levels 1 and 2 in the years ended 2016 and 2015.
Other investments, which are not considered available-for-sale investments, consist of deferred compensation trusts, which consist of publicly traded mutual fund investments that are valued at prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement as of December 31, 2016 and 2015. There were no transfers between Levels 1 and 2 in the years ended 2016 and 2015.
There were no Level 3 assets valued on a recurring basis as of December 31, 2016 or 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present the Company’s assets and liabilities measured at fair value on a non-recurring basis during the periods ended December 31, 2016 and 2015, respectively, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of December 31, 2016	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Year ended December 31, 2016
	(In thousands)
Assets:
Impaired loans (1)	$3,074	$—	$—	$3,074	$(428)
OREO (2)	1,690	—	—	1,690	(110)
Goodwill (3)	34,777	—	—	34,777	(9,528)
	$39,541	$—	$—	$39,541	$(10,066)
___________________

(1)	Collateral-dependent impaired loans held as of December 31, 2016 that had write-downs in fair value or whose specific reserve changed during 2016.

(2)	OREO held as of December 31, 2016 that had write-downs in fair value during 2016.

(3)
Goodwill balance at Boston Private Wealth as of December 31, 2016 that had write-downs in fair value during 2016. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 8: Goodwill and Other Intangible Assets” for further detail.

	As of December 31, 2015	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Year ended December 31, 2015
	(In thousands)
Assets:
Impaired loans (1)	$2,322	$—	$—	$2,322	$(578)
	$2,322	$—	$—	$2,322	$(578)
___________________

(1)	Collateral-dependent impaired loans held as of December 31, 2015 that had write-downs in fair value or whose specific reserve changed during 2015.
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	As of December 31, 2016
	Fair Value	Valuation technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$3,074	Appraisals of Collateral	Discount for costs to sell	5% - 7%	6%
			Appraisal adjustments	0% - 20%	13%
OREO	$1,690	Appraisals of Collateral	Discount for costs to sell	6%	6%
			Appraisal adjustments	18%	18%
See Part II. Item 8. “Financial Statements and Supplementary Data - Note 8: Goodwill and Other Intangible Assets” for additional quantitative information about the 2016 goodwill impairment charges at Boston Private Wealth.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The following tables present the carrying values and fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis (other than certain loans, as noted below):

	As of December 31, 2016
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$106,557	$106,557	$106,557	$—	$—
Investment securities held-to-maturity	93,079	92,604	—	92,604	—
Loans held for sale	3,464	3,428	—	3,428	—
Loans, net	6,036,277	6,021,611	—	—	6,021,611
Other financial assets	131,863	131,863	—	131,863	—
FINANCIAL LIABILITIES:
Deposits	6,085,146	6,084,765	—	6,084,765	—
Securities sold under agreements to repurchase	59,624	59,624	—	59,624	—
Federal funds purchased	80,000	80,000	—	80,000	—
Federal Home Loan Bank borrowings	734,205	734,941	—	734,941	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	1,942	1,942	—	1,942	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of December 31, 2015
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$238,694	$238,694	$238,694	$—	$—
Investment securities held-to-maturity	116,352	116,384	—	116,384	—
Loans held for sale	8,072	8,144	—	8,144	—
Loans, net	5,640,712	5,658,254	—	—	5,658,254
Other financial assets	118,233	118,233	—	118,233	—
FINANCIAL LIABILITIES:
Deposits	6,040,437	6,041,239	—	6,041,239	—
Securities sold under agreements to repurchase	58,215	58,215	—	58,215	—
Federal Home Loan Bank borrowings	461,324	465,100	—	465,100	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	1,978	1,978	—	1,978	—
The estimated fair values have been determined by using available quoted market information or other appropriate valuation methodologies. The aggregate fair value amounts presented do not represent the underlying value of the Company taken as a whole. An excess of fair value over book value on financial assets represents a premium, or gain, the Company might recognize if the assets were sold, while an excess of book value over fair value on financial liabilities represents a premium, or gain, the Company might recognize if the liabilities were sold. Conversely, losses would be recognized if assets were sold where the book value exceeded the fair value or liabilities were sold where the fair value exceeded the book value.
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
Deposits
The fair values reported for transaction accounts (demand, NOW, savings, and money market) equal their respective book values reported on the balance sheet and are classified as Level 2. The fair values disclosed are, by definition, equal to the amount payable on demand at the reporting date. The fair values for certificates of deposit are based on the discounted value of contractual cash flows. The discount rates used are representative of approximate rates currently offered on certificates of deposit with similar remaining maturities and are classified as Level 2.
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
Other financial liabilities
Other financial liabilities consists of accrued interest payable for which the carrying amount approximates fair value and is classified as Level 2.
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
Loans sold to investors have recourse to the Company on any loans that are deemed to have been fraudulent or misrepresented. In addition, investors would require the Company to repurchase any loan sold which has a first payment default. The Company has not repurchased any loans during the years ended December 31, 2016 and 2015.
Financial instruments with off-balance sheet risk are summarized as follows:

	December 31,
	2016	2015
	(In thousands)
Commitments to originate loans
Variable rate	$103,189	$87,622
Fixed rate	65,563	17,096
Total commitments to originate new loans	$168,752	$104,718
Unadvanced portion of loans and unused lines of credit	$1,280,648	$1,181,114
Standby letters of credit	$38,391	$39,245
Forward commitments to sell loans	$9,663	$28,468

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

23.    BOSTON PRIVATE FINANCIAL HOLDINGS, INC. (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

	December 31, 2016	December 31, 2015
	(In thousands)
Assets:
Cash and cash equivalents	$54,694	$55,385
Investment in wholly-owned and majority-owned subsidiaries:
Bank	694,517	671,204
Non-banks	137,262	138,178
Investment in partnerships and trusts	6,340	6,340
Deferred income taxes	—	1,460
Other assets	17,131	14,243
Total assets	$909,944	$886,810
Liabilities:
Junior subordinated debentures	$106,363	$106,363
Deferred income taxes	8,638	—
Other liabilities	9,490	15,746
Total liabilities	124,491	122,109
Redeemable Noncontrolling Interests (1)	21,133	21,481
Total Shareholders’ Equity	764,320	743,220
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$909,944	$886,810
___________________

(1)	Includes noncontrolling interests and the maximum redemption value of redeemable noncontrolling interests.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Income:
Interest income	$130	$116	$115
Dividends from subsidiaries:
Bank	22,700	22,700	26,500
Non-banks	24,044	28,789	20,356
Other income	310	236	279
Total income	47,184	51,841	47,250
Operating Expense:
Salaries and employee benefits	4,620	10,320	11,876
Professional fees	1,337	2,007	2,965
Interest expense	2,427	3,875	3,872
Other expenses	1,381	2,740	2,966
Total operating expense	9,765	18,942	21,679
Income before income taxes	37,419	32,899	25,571
Income tax benefit	(3,751)	(6,877)	(8,599)
Net income from discontinued operations	5,541	6,411	6,160
Income before equity in undistributed earnings of subsidiaries	46,711	46,187	40,330
Equity in undistributed earnings of subsidiaries	24,917	18,738	28,485
Net income attributable to the Company	$71,628	$64,925	$68,815

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income attributable to the Company	$71,628	$64,925	$68,815
Net income from discontinued operations	5,541	6,411	6,160
Net income from continuing operations	66,087	58,514	62,655
Adjustments to reconcile net income from continuing operations to net cash provided by/ (used in) operating activities:
Equity in earnings of subsidiaries:
Bank	(58,184)	(57,201)	(62,491)
Non-banks	(13,477)	(13,026)	(12,850)
Dividends from subsidiaries:
Bank	22,700	22,700	26,500
Non-banks	24,044	28,789	20,356
Deferred income tax expense/ (benefit)	10,000	(4,575)	4,642
Depreciation and amortization	(738)	5,097	1,743
Net decrease/ (increase) in other operating activities	(16,633)	2,167	(2,834)
Net cash provided by/ (used in) operating activities of continuing operations	33,799	42,465	37,721
Net cash provided by/ (used in) operating activities of discontinued operations	5,541	6,411	6,160
Net cash provided by/ (used in) operating activities	39,340	48,876	43,881
Cash flows from investing activities:
Cash paid for acquisitions, including deferred acquisition obligations	1,890	1,821	—
Capital investments in subsidiaries:
Bank	—	—	(29,007)
Non-banks	(1,220)	(1,723)	(1,497)
Net cash (used in)/ provided by in other investing activities	1	1	(98)
Net cash provided by/ (used in) investing activities of continuing operations	671	99	(30,602)
Net cash provided by/ (used in) investing activities of discontinued operations	—	—	—
Net cash provided by/ (used in) investing activities	671	99	(30,602)
Cash flows from financing activities:
Repurchase of common stock	(9,323)	—	—
Dividends paid to common shareholders	(33,110)	(29,608)	(25,829)
Dividends paid to preferred shareholders	(3,475)	(3,475)	(3,475)
Tax savings/ (deficiency) from certain stock compensation awards	(620)	(1,262)	1,294
Proceeds from stock option exercises	1,725	1,206	1,807
Proceeds from issuance of common stock, net	7,786	160	32,387
Other equity adjustments	(3,685)	(5,204)	(7,424)
Net cash provided by/ (used in) financing activities of continuing operations	(40,702)	(38,183)	(1,240)
Net cash provided by/ (used in) financing activities of discontinued operations	—	—	—
Net cash provided by/ (used in) financing activities	(40,702)	(38,183)	(1,240)
Net (decrease)/ increase in cash and cash equivalents	(691)	10,792	12,039
Cash and cash equivalents at beginning of year	55,385	44,593	32,554
Cash and cash equivalents at end of year	$54,694	$55,385	$44,593

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
As of December 31, 2016, quantitative measures established by regulation to ensure capital adequacy required us to maintain minimum ratios of CET1, Tier 1, and total capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations).
The following table presents the Company’s and the Bank’s amount of regulatory capital and related ratios as of December 31, 2016 and 2015. Also presented are the minimum requirements established by the Federal Reserve and the FDIC as of those dates for the Company and the Bank, respectively, to meet applicable capital requirements and the requirements of the FDIC as of those dates for the Bank to be considered “well capitalized” under the FDIC’s prompt corrective action provisions.
The Federal Reserve, the FDIC, and the Massachusetts Commissioner of Banks may impose higher capital ratios than those listed below based upon the results of regulatory exams. The Bank was categorized as “well capitalized” under the FDIC’s prompt corrective action provisions as of December 31, 2016 and 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Actual		For capital adequacy purposes (at least)		To be well capitalized under prompt corrective action provisions (at least)		Basel III minimum capital ratio with capital conservation buffer (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of December 31, 2016
Common equity tier 1 risk-based capital
Company	$571,663	10.00%	$257,222	4.5%	n/a	n/a	7.0%
Boston Private Bank	661,991	11.64	256,030	4.5	$369,822	6.5%	7.0
Tier 1 risk-based capital
Company	722,674	12.64	342,962	6.0	n/a	n/a	8.5
Boston Private Bank	661,991	11.64	341,374	6.0	455,165	8.0	8.5
Total risk-based capital
Company	794,584	13.90	457,283	8.0	n/a	n/a	10.5
Boston Private Bank	733,214	12.89	455,165	8.0	568,956	10.0	10.5
Tier 1 leverage capital
Company	722,674	9.42	306,848	4.0	n/a	n/a	4.0
Boston Private Bank	661,991	8.70	304,510	4.0	380,637	5.0	4.0

As of December 31, 2015
Common equity tier 1 risk-based capital
Company	$534,241	9.80%	$245,216	4.5%	n/a	n/a	n/a
Boston Private Bank	621,668	11.49	243,407	4.5	$351,588	6.5%	n/a
Tier 1 risk-based capital
Company	686,160	12.59	326,954	6.0	n/a	n/a	n/a
Boston Private Bank	621,668	11.49	324,543	6.0	432,723	8.0	n/a
Total risk-based capital
Company	754,758	13.85	435,939	8.0	n/a	n/a	n/a
Boston Private Bank	689,437	12.75	432,723	8.0	540,904	10.0	n/a
Tier 1 leverage capital
Company	686,160	9.50	289,059	4.0	n/a	n/a	n/a
Boston Private Bank	621,668	8.68	286,461	4.0	358,077	5.0	n/a
___________________

n/a	= not applicable

(1)
Required capital ratios under the Basel III capital rules with the fully phased-in capital conservation buffer added to the minimum risk-based capital ratios. The fully phased-in ratios are effective for 2019, with lower requirements during the transition years 2016 through 2018.

Bank regulatory authorities restrict the Bank from lending or advancing funds to, or investing in the securities of, the Company. Further, these authorities restrict the amounts available for the payment of dividends by the Bank to the Company.
As of December 31, 2016, the Company has sponsored the creation of two statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. In accordance with ASC 810-10-55, Consolidation - Overall - Implementation Guidance and Illustrations - Variable Interest Entities, these statutory trusts created by the Company are not consolidated into the Company’s financial statements, however, the Company reflects the amounts of junior subordinated debentures payable to the preferred stockholders of statutory trusts as debt in its financial statements. As of both December 31, 2016, and 2015, all $100.0 million of the net balance of these trust preferred securities qualified as Tier 1 capital.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

25.     LITIGATION AND CONTINGENCIES
The Company is involved in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of these proceedings will not have a material adverse effect on the consolidated balance sheets, consolidated statements of operations, or consolidated statements of cash flows of the Company.

26.    SELECTED QUARTERLY DATA (UNAUDITED)
The following tables present selected quarterly financial data for 2016 and 2015:

	2016 (1)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Revenues
Net interest income	$51,519	$49,871	$49,169	$49,879
Fees and other income	43,958	40,012	36,795	38,022
Total revenues	95,477	89,883	85,964	87,901
Provision/ (credit) for loan losses	(1,128)	(138)	(2,535)	(3,133)
Operating expense	71,843	61,670	64,731	66,709
Income before income taxes	24,762	28,351	23,768	24,325
Income tax expense	7,247	8,652	7,626	7,438
Net income from discontinued operations	1,184	1,047	1,245	2,065
Less: Net income attributable to noncontrolling interests	1,147	1,110	989	911
Net income attributable to the Company	$17,552	$19,636	$16,398	$18,041
Net earnings per share attributable to the Company’s common shareholders:
Basic earnings per share (2)	$0.19	$0.23	$0.19	$0.22
Diluted earnings per share (2)	$0.19	$0.22	$0.18	$0.21

	2015 (1)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Revenues
Net interest income	$48,140	$46,473	$45,085	$46,072
Fees and other income	37,718	39,446	42,660	41,345
Total revenues	85,858	85,919	87,745	87,417
Provision/ (credit) for loan losses	(1,655)	2,600	—	(2,500)
Operating expense	67,407	61,929	62,418	63,427
Income before income taxes	20,106	21,390	25,327	26,490
Income tax expense	5,638	8,182	8,000	8,572
Net income from discontinued operations	1,455	1,316	1,546	2,094
Less: Net income attributable to noncontrolling interests	921	994	1,263	1,229
Net income attributable to the Company	$15,002	$13,530	$17,610	$18,783
Net earnings per share attributable to the Company’s common shareholders:
Basic earnings per share (2)	$0.17	$0.17	$0.21	$0.22
Diluted earnings per share (2)	$0.17	$0.16	$0.20	$0.21
___________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1)	Due to rounding, the sum of the four quarters may not add to the year to date total.

(2)	Includes the effect of adjustments to net income attributable to the Company to arrive at net income attributable to common shareholders.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Boston Private Financial Holdings, Inc.:
We have audited the accompanying consolidated balance sheets of Boston Private Financial Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boston Private Financial Holdings, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Boston Private Financial Holdings, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/  KPMG LLP
Boston, Massachusetts
February 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Boston Private Financial Holdings, Inc.:
We have audited Boston Private Financial Holdings, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Boston Private Financial Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Boston Private Financial Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Boston Private Financial Holdings, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 28, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/  KPMG LLP
Boston, Massachusetts
February 28, 2017

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
Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of December 31, 2016 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries:

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, the Company used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, the Company believes that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on the criteria established by Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission COSO.
KPMG LLP, the independent registered public accounting firm that reported on the Company’s consolidated financial statements, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. This report can be found at the end of Part II. Item 8. “Financial Statements and Supplementary Data.”
C.Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting in 2016.

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

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
Financial Statements and Exhibits

1.Financial Statements

2.Financial Schedules
None.

3.    Exhibits

Exhibit Number	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed or Furnished with this 10-K
3.1	Restated Articles of Organization of Boston Private Financial Holdings, Inc.	8-K	8/2/2010	3.1
3.2	Amended and Restated By-Laws of Boston Private Financial Holdings, Inc.	8-K	1/18/2017	3.2
3.3	Articles of Amendment of Boston Private Financial Holdings, Inc.	8-K	5/2/2012	3.1
3.4	Articles of Amendment of Boston Private Financial Holdings, Inc.	8-K	4/22/2013	3.1
3.5	Articles of Amendment of Boston Private Financial Holdings, Inc.	8-A	4/24/2013	3.5
4.1	Form of Warrant for Purchase of Shares of Common Stock (included as part of Exhibit 10.47)	8-A	2/2/2011	4.1
4.2	Master Deposit Agreement, dated April 24, 2013, by and among the Registrant, Computershare Trust Company, N.A., and Computershare Inc., collectively, as depositary, and the holders from time to time of the depositary receipts described therein.	8-A	4/24/2013	4.1
4.3	Form of Certificate Representing Series D Preferred Stock	8-A	4/24/2013	4.2
*10.1	Boston Private Financial Holdings, Inc. 2001 Employee Stock Purchase Plan (As Amended and Restated as of January 1, 2014)	8-K	4/17/2014	99.2
*10.2	Boston Private Financial Holdings, Inc. 2004 Stock Option and Incentive Plan	S-8	6/15/2004	99.1
*10.3	Form of Non-Qualified Stock Option Agreement for Employees under the Boston Private Financial Holdings, Inc. 2004 Stock Option and Incentive Plan	8-K	12/20/2006	10.1
*10.4	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Boston Private Financial Holdings, Inc. 2004 Stock Option and Incentive Plan	8-K	12/20/2006	10.2
*10.5	Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	S-8	5/14/2009	99.1
*10.6	Boston Private Financial Holdings, Inc. Amended and Restated 2009 Stock Option and Incentive Plan	8-K	4/17/2014	99.1
*10.7	Form of Non-Qualified Stock Option Agreement for Employees under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	8/7/2009	10.2

Exhibit Number	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed or Furnished with this 10-K
*10.8	Form of Non-Qualified Stock Option Agreement for Employees under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	8/5/2011	10.4
*10.9	Form of Non-Qualified Stock Option Agreement for Employees under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-K	3/13/2012	10.11
*10.10	Form of Non-Qualified Stock Option Agreement for Employees under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	5/8/2012	10.3
*10.11	Form of Restricted Stock Agreement under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	8/5/2011	10.2
*10.12	Form of Restricted Stock Agreement Under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	5/8/2012	10.1
*10.13	Form of Performance Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-K	3/11/2011	10.13
*10.14	Form of Amendment to Performance Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-K	3/11/2011	10.14
*10.15	Form of Performance Restricted Stock Agreement under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	8/5/2011	10.3
*10.16	Form of Performance Stock Agreement Under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	5/8/2012	10.2
*10.17	Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	8-K	6/8/2010	10.2
*10.18	First Amendment to Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	8-K	8/2/2010	10.1
*10.19	Second Amendment to Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	S-8	10/2/2014	99.3
*10.20	Form of Restricted Stock Agreement Under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan				Filed
*10.21	Form of Retention Bonus Pool Restricted Stock Agreement Under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan				Filed
*10.22	Boston Private Financial Holdings, Inc. Deferred Compensation Plan, As Amended and Restated as of January 1, 2009	10-K	3/12/2010	10.44
*10.23	Boston Private Financial Holdings, Inc. Executive Bonus Plan	8-K	2/3/2009	10.4
*10.24	Annual Executive Incentive Plan of Boston Private Financial Holdings, Inc.	8-K	5/2/2011	99.1
*10.25	Employment Agreement, dated June 7, 2010, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	8-K	6/8/2010	10.1
*10.26	Change in Control Protection Agreement, dated November 21, 2003, by and between Boston Private Financial Holdings, Inc. and Margaret W. Chambers	10-K	3/15/2005	10.24
*10.27	Change in Control Protection Agreement, dated January 28, 2009, by and between Boston Private Financial Holdings, Inc. and David J. Kaye	8-K	2/3/2009	10.2
*10.28	Letter Agreement, dated July 3, 2007, by and between Boston Private Financial Holdings, Inc. and David J. Kaye	10-Q	11/6/2009	10.1
*10.29	Change in Control Protection Agreement, dated January 28, 2009, by and between Boston Private Financial Holdings, Inc. and Martha T. Higgins	8-K	2/3/2009	10.3

Exhibit Number	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed or Furnished with this 10-K
*10.30	Change in Control Protection Agreement, dated December 5, 2003, by and between Boston Private Bank & Trust and George G. Schwartz				Filed
*10.31	Amendment to Change in Control Protection Agreement, dated December 23, 2008, by and between Boston Private Bank & Trust and George G. Schwartz				Filed
10.32	Indenture, dated October 12, 2004, between Boston Private Financial Holdings, Inc. and Sun Trust Bank, as debenture trustee	8-K	10/15/2004	10.1
10.33	Guarantee Agreement, dated as of October 12, 2004, by Boston Private Financial Holdings, Inc. and Sun Trust Bank, as trustee, for the benefit of the holders from time to time of the Trust Preferred Securities and Trust Common Securities of Boston Private Capital Trust I	8-K	10/15/2004	10.2
10.34	Amended and Restated Declaration of Trust of Boston Private Capital Trust I, dated October 12, 2004	8-K	10/15/2004	10.3
10.35	Indenture, dated September 27, 2005, between Boston Private Financial Holdings, Inc. and Wilmington Trust Company, as debenture trustee	8-K	9/30/2005	10.1
10.36	Guarantee Agreement, dated as of September 27, 2005, by Boston Private Financial Holdings, Inc. and Wilmington Trust Company, as trustee, for the benefit of the holders from time to time of the Capital Securities of Boston Private Capital Trust II	8-K	9/30/2005	10.2
10.37	Amended and Restated Declaration of Trust of Boston Private Capital Trust II, dated September 27, 2005	8-K	9/30/2005	10.3
10.38	Warrant Agreement, dated February 1, 2011, among Boston Private Financial Holdings, Inc., Computershare, Inc. and Computershare Trust Company, N.A.	8-A	2/2/2011	4.1
14.1	Code of Business Conduct and Ethics				Filed
21.1	List of Subsidiaries of Boston Private Financial Holdings, Inc.				Filed
23.1	Consent of KPMG LLP, an independent registered public accounting firm				Filed
31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*    Represents management contract or compensatory plan or agreement.

ITEM 16.    FORM 10-K SUMMARY.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this day, February 28, 2017.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

By:	/s/ CLAYTON G. DEUTSCH
Clayton G. Deutsch
Chief Executive Officer and President (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated.

/s/ CLAYTON G. DEUTSCH	Chief Executive Officer, President and Director (Principal Executive Officer)	February 28, 2017
Clayton G. Deutsch

/s/ DAVID J. KAYE	Executive Vice President, Chief Financial and Administrative Officer (Principal Financial Officer)	February 28, 2017
David J. Kaye

/s/ JOSEPH D. REGAN	Senior Vice President and Controller (Principal Accounting Officer)	February 28, 2017
Joseph D. Regan

/s/ STEPHEN M. WATERS	Chairman	February 28, 2017
Stephen M. Waters

/s/ MARK F. FURLONG	Director	February 28, 2017
Mark F. Furlong

/s/ JOSEPH C. GUYAUX	Director	February 28, 2017
Joseph C. Guyaux

/s/ DEBORAH F. KUENSTNER	Director	February 28, 2017
Deborah F. Kuenstner

/s/ GLORIA C. LARSON	Director	February 28, 2017
Gloria C. Larson

/s/ JOHN MORTON III	Director	February 28, 2017
John Morton III

/s/ DANIEL P. NOLAN	Director	February 28, 2017
Daniel P. Nolan

/s/ KIMBERLY S. STEVENSON	Director	February 28, 2017
Kimberly S. Stevenson

/s/ DONNA C. WELLS	Director	February 28, 2017
Donna C. Wells

/s/ LIZABETH H. ZLATKUS	Director	February 28, 2017
Lizabeth H. Zlatkus