Form 10-Q
period 2017-03-31
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2017-05-04
CIK 821127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Registrant’s telephone number, including area code: (617) 912-1900
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 28, 2017:

Common Stock, Par Value $1.00 Per Share	84,135,359
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION, ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)
	March 31, 2017	December 31, 2016
	(In thousands, except share and per share data)
Assets:
Cash and cash equivalents	$165,186	$106,557
Investment securities available-for-sale (amortized cost of $1,271,760 and $1,283,161 at March 31, 2017 and December 31, 2016, respectively)	1,256,208	1,264,132
Investment securities held-to-maturity (fair value of $98,044 and $92,604 at March 31, 2017 and December 31, 2016, respectively)	98,424	93,079
Stock in Federal Home Loan Banks	50,133	44,077
Loans held for sale	350	3,464
Total loans	6,250,217	6,114,354
Less: Allowance for loan losses	78,031	78,077
Net loans	6,172,186	6,036,277
Other real estate owned (“OREO”)	—	1,690
Premises and equipment, net	32,974	31,827
Goodwill	142,554	142,554
Intangible assets, net	25,299	26,725
Fees receivable	12,230	13,400
Accrued interest receivable	20,790	20,479
Deferred income taxes, net	53,686	55,460
Other assets	185,100	130,753
Total assets	$8,215,120	$7,970,474
Liabilities:
Deposits	$6,246,620	$6,085,146
Securities sold under agreements to repurchase	67,249	59,624
Federal funds purchased	—	80,000
Federal Home Loan Bank borrowings	885,445	734,205
Junior subordinated debentures	106,363	106,363
Other liabilities	110,310	119,683
Total liabilities	7,415,987	7,185,021
Redeemable Noncontrolling Interests	17,232	16,972
Shareholders’ Equity:
Preferred stock, $1.00 par value; authorized: 2,000,000 shares; Series D, 6.95% Non-Cumulative Perpetual, issued and outstanding: 50,000 shares at March 31, 2017 and December 31, 2016; liquidation preference: $1,000 per share	47,753	47,753
Common stock, $1.00 par value; authorized: 170,000,000 shares; issued and outstanding: 84,134,104 shares at March 31, 2017 and 83,731,769 shares at December 31, 2016	84,134	83,732
Additional paid-in capital	602,748	597,454
Retained earnings	53,510	47,929
Accumulated other comprehensive income/ (loss)	(10,237)	(12,548)
Total Company’s shareholders’ equity	777,908	764,320
Noncontrolling interests	3,993	4,161
Total shareholders’ equity	781,901	768,481
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$8,215,120	$7,970,474
See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended March 31,
	2017	2016
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$53,636	$50,046
Taxable investment securities	1,670	1,594
Non-taxable investment securities	1,606	1,390
Mortgage-backed securities	3,504	3,065
Federal funds sold and other	600	507
Total interest and dividend income	61,016	56,602
Interest expense:
Deposits	4,531	4,182
Federal Home Loan Bank borrowings	2,111	1,953
Junior subordinated debentures	671	578
Repurchase agreements and other short-term borrowings	61	10
Total interest expense	7,374	6,723
Net interest income	53,642	49,879
Provision/ (credit) for loan losses	(181)	(3,133)
Net interest income after provision/ (credit) for loan losses	53,823	53,012
Fees and other income:
Investment management fees	10,839	10,658
Wealth advisory fees	12,823	12,712
Wealth management and trust fees	10,826	10,916
Other banking fee income	1,694	3,233
Gain on sale of loans, net	138	209
Gain/ (loss) on sale of investments, net	19	1
Gain/ (loss) on OREO, net	(46)	280
Other	213	13
Total fees and other income	36,506	38,022
Operating expense:
Salaries and employee benefits	45,825	42,560
Occupancy and equipment	10,649	9,587
Professional services	3,314	3,515
Marketing and business development	1,660	2,170
Contract services and data processing	1,580	1,679
Amortization of intangibles	1,426	1,586
FDIC insurance	766	1,020
Restructuring	—	1,112
Other	3,560	3,480
Total operating expense	68,780	66,709
Income before income taxes	21,549	24,325
Income tax expense	6,553	7,438
Net income from continuing operations	14,996	16,887
Net income from discontinued operations	1,632	2,065
Net income before attribution to noncontrolling interests	16,628	18,952
(Continued)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended March 31,
	2017	2016
Less: Net income attributable to noncontrolling interests	966	911
Net income attributable to the Company	$15,662	$18,041
Adjustments to net income attributable to the Company to arrive at net income attributable to common shareholders	$(1,166)	$(289)
Net income attributable to common shareholders for earnings per share calculation	$14,496	$17,752
Basic earnings per share attributable to common shareholders:
From continuing operations:	$0.16	$0.19
From discontinued operations:	$0.02	$0.03
Total attributable to common shareholders:	$0.18	$0.22
Weighted average basic common shares outstanding	81,951,179	81,301,499
Diluted earnings per share attributable to common shareholders:
From continuing operations:	$0.15	$0.19
From discontinued operations:	$0.02	$0.02
Total attributable to common shareholders:	$0.17	$0.21
Weighted average diluted common shares outstanding	84,560,918	83,279,866

 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
	Three months ended March 31,
	2017	2016
	(In thousands)
Net income attributable to the Company	$15,662	$18,041
Other comprehensive income/ (loss), net of tax:
Unrealized gain/ (loss) on securities available-for-sale	2,094	9,088
Reclassification adjustment for net realized gain/ (loss) included in net income	(11)	(1)
Net unrealized gain/ (loss) on securities available-for-sale	2,083	9,087
Unrealized gain/ (loss) on cash flow hedges	36	(1,146)
Reclassification adjustment for net realized gain/ (loss) included in net income	180	246
Net unrealized gain/ (loss) on cash flow hedges	216	(900)
Net unrealized gain/ (loss) on other	12	—
Other comprehensive income/ (loss), net of tax	2,311	8,187
Total comprehensive income attributable to the Company, net	$17,973	$26,228
 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Non- controlling Interests	Total
	(In thousands, except share data)
Balance, December 31, 2015	$47,753	$83,411	$600,670	$12,886	$(1,500)	$3,393	$746,613
Net income attributable to the Company	—	—	—	18,041	—	—	18,041
Other comprehensive income/ (loss), net	—	—	—	—	8,187	—	8,187
Dividends paid to common shareholders: $0.10 per share	—	—	—	(8,318)	—	—	(8,318)
Dividends paid to preferred shareholders	—	—	—	(869)	—	—	(869)
Net change in noncontrolling interests	—	—	—	—	—	(277)	(277)
Repurchase of 245,000 shares of common stock	—	(245)	(2,505)	—	—	—	(2,750)
Net proceeds from issuance of:
76,596 shares of common stock	—	77	662	—	—	—	739
51,810 shares of incentive stock grants, net of 294,524 shares canceled or forfeited and 14,480 shares withheld for employee taxes	—	(257)	96	—	—	—	(161)
Amortization of stock compensation and employee stock purchase plan	—	—	(442)	—	—	—	(442)
Stock options exercised	—	38	243	—	—	—	281
Tax benefit/ (deficiency) from certain stock compensation awards	—	—	(658)	—	—	—	(658)
Other equity adjustments	—	—	1,759	—	—	—	1,759
Balance at March 31, 2016	$47,753	$83,024	$599,825	$21,740	$6,687	$3,116	$762,145

Balance, December 31, 2016	$47,753	$83,732	$597,454	$47,929	$(12,548)	$4,161	$768,481
Net income attributable to the Company	—	—	—	15,662	—	—	15,662
Other comprehensive income/ (loss), net	—	—	—	—	2,311	—	2,311
Dividends paid to common shareholders: $0.11 per share	—	—	—	(9,212)	—	—	(9,212)
Dividends paid to preferred shareholders	—	—	—	(869)	—	—	(869)
Net change in noncontrolling interests	—	—	—	—	—	(168)	(168)
Net proceeds from issuance of:
72,811 shares of common stock	—	73	648	—	—	—	721
15,596 incentive stock grant shares canceled or forfeited	—	(16)	16	—	—	—	—
Exercise of warrants	—	260	1,616	—	—	—	1,876
Amortization of stock compensation and employee stock purchase plan	—		2,000	—	—	—	2,000
Stock options exercised	—	85	595	—	—	—	680
Other equity adjustments	—	—	419	—	—	—	419
Balance at March 31, 2017	$47,753	$84,134	$602,748	$53,510	$(10,237)	$3,993	$781,901

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three months ended March 31,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income attributable to the Company	$15,662	$18,041
Adjustments to arrive at net income from continuing operations
Net income attributable to noncontrolling interests	966	911
Less: Net income from discontinued operations	(1,632)	(2,065)
Net income from continuing operations	14,996	16,887
Adjustments to reconcile net income from continuing operations to net cash provided by/ (used in) operating activities:
Depreciation and amortization	5,325	5,196
Net income attributable to noncontrolling interests	(966)	(911)
Stock compensation, net of cancellations	2,000	(442)
Provision/ (credit) for loan losses	(181)	(3,133)
Loans originated for sale	(9,078)	(18,411)
Proceeds from sale of loans held for sale	12,330	21,309
Deferred income tax expense/ (benefit)	217	2,348
Net decrease/ (increase) in other operating activities	(11,272)	(4,163)
Net cash provided by/ (used in) operating activities of continuing operations	13,371	18,680
Net cash provided by/ (used in) operating activities of discontinued operations	1,632	2,065
Net cash provided by/ (used in) operating activities	15,003	20,745
Cash flows from investing activities:
Available-for-sale investment securities:
Purchases	(71,498)	(100,759)
Sales	32,717	15,292
Maturities, calls, redemptions, and principal payments	47,994	32,051
Held-to-maturity investment securities:
Purchases	(9,970)	—
Principal payments	4,485	4,851
(Investments)/ distributions in trusts, net	(296)	(240)
Purchase of additional Bank Owned Life Insurance (“BOLI”)	(50,000)	—
(Purchase)/ redemption of Federal Home Loan Banks stock	(6,056)	979
Net (increase)/ decrease in portfolio loans	(135,514)	57,880
Proceeds from recoveries of loans previously charged-off	193	4,076
Proceeds from sale of OREO	1,644	958
Capital expenditures, net of sale proceeds	(3,153)	(2,284)
Net cash provided by/ (used in) investing activities of continuing operations	(189,454)	12,804
Net cash provided by/ (used in) investing activities	(189,454)	12,804
(Continued)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three months ended March 31,
	2017	2016
Cash flows from financing activities:
Net increase/ (decrease) in deposits	161,474	(253,577)
Net increase/ (decrease) in securities sold under agreements to repurchase	7,625	4,967
Net increase/ (decrease) in federal funds purchased	(80,000)	40,000
Net increase/ (decrease) in short-term Federal Home Loan Bank borrowings	140,000	70,000
Advances of long-term Federal Home Loan Bank borrowings	34,435	25,800
Repayments of long-term Federal Home Loan Bank borrowings	(23,195)	(33,172)
Dividends paid to common shareholders	(9,212)	(8,318)
Dividends paid to preferred shareholders	(869)	(869)
Proceeds from warrant exercises	1,876	—
Repurchase of common stock	—	(2,750)
Tax benefit/ (deficiency) from certain stock compensation awards	—	(658)
Proceeds from stock option exercises	680	281
Proceeds from issuance of common stock, net	721	578
Distributions paid to noncontrolling interests	(938)	(846)
Other equity adjustments	483	267
Net cash provided by/ (used in) financing activities of continuing operations	233,080	(158,297)
Net cash provided by/ (used in) financing activities	233,080	(158,297)
Net increase/ (decrease) in cash and cash equivalents	58,629	(124,748)
Cash and cash equivalents at beginning of year	106,557	238,694
Cash and cash equivalents at end of period	$165,186	$113,946
Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$7,431	$6,717
Cash paid for income taxes, net of (refunds received)	2,362	3,785
Change in unrealized gain/ (loss) on available-for-sale securities, net of tax	2,083	9,087
Change in unrealized gain/ (loss) on cash flow hedges, net of tax	216	(900)
Change in unrealized gain/ (loss) on other, net of tax	12	—
Non-cash transactions:
Loans charged-off	(58)	(3,016)

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
The Wealth Management and Trust segment is comprised of the operations of Boston Private Wealth LLC (“Boston Private Wealth”), a wholly-owned subsidiary of Boston Private Bank, and the trust operations of Boston Private Bank. The segment offers investment management, wealth management, family office, and trust services to individuals, families, and institutions. The Wealth Management and Trust segment operates in New England; South Florida; California; and Madison, Wisconsin.
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
The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (“SEC”). Prior period amounts are reclassified whenever necessary to conform to the current period presentation.
The Company’s significant accounting policies are described in Part II. Item 8. “Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC. For interim reporting purposes, the Company follows the same significant accounting policies, except for the new accounting pronouncements from the Financial Accounting Standards Board (the “FASB”) that were adopted effective January 1, 2017, Accounting Standards Update (“ASU”) 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), and ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2016-09 had no cumulative effect on prior periods, and for cash flow purposes the provisions were adopted prospectively. The Company elected to early adopt ASU 2017-04 as of January 1, 2017, and the adoption of ASU 2017-04 could increase or decrease the amount of a goodwill impairment charge should any of the Company’s reporting units with goodwill fail a Step 1 test in the future, as compared to the amount of a goodwill impairment charge under the existing standards depending on the fair value of the reporting unit’s assets.

2.    Earnings Per Share
The treasury stock method of calculating earnings per share (“EPS”) is presented below for the three months ended March 31, 2017 and 2016. The following tables present the computations of basic and diluted EPS:

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended March 31,
	2017	2016
(In thousands, except share and per share data)
Basic earnings per share - Numerator:
Net income from continuing operations	$14,996	$16,887
Less: Net income attributable to noncontrolling interests	966	911
Net income from continuing operations attributable to the Company	14,030	15,976
Decrease/ (increase) in noncontrolling interests’ redemption values (1)	(297)	580
Dividends on preferred stock	(869)	(869)
Total adjustments to income attributable to common shareholders	(1,166)	(289)
Net income from continuing operations attributable to common shareholders, treasury stock method	12,864	15,687
Net income from discontinued operations	1,632	2,065
Net income attributable to common shareholders, treasury stock method	$14,496	$17,752

Basic earnings per share - Denominator:
Weighted average basic common shares outstanding	81,951,179	81,301,499
Per share data - Basic earnings per share from:
Continuing operations	$0.16	$0.19
Discontinued operations	$0.02	$0.03
Total attributable to common shareholders	$0.18	$0.22

	Three months ended March 31,
	2017	2016
(In thousands, except share and per share data)
Diluted earnings per share - Numerator:
Net income from continuing operations attributable to common shareholders, after assumed dilution	$12,864	$15,687
Net income from discontinued operations	1,632	2,065
Net income attributable to common shareholders, after assumed dilution	$14,496	$17,752
Diluted earnings per share - Denominator:
Weighted average basic common shares outstanding	81,951,179	81,301,499
Dilutive effect of:
Stock options and performance-based and time-based restricted stock (2)	1,455,333	1,048,428
Warrants to purchase common stock (2)	1,154,406	929,939
Dilutive common shares	2,609,739	1,978,367
Weighted average diluted common shares outstanding (2)	84,560,918	83,279,866
Per share data - Diluted earnings per share from:
Continuing operations	$0.15	$0.19
Discontinued operations	$0.02	$0.02
Total attributable to common shareholders	$0.17	$0.21
Dividends per share declared and paid on common stock	$0.11	$0.10
_____________________

(1)
See Part II. Item 8. “Financial Statements and Supplementary Data—Note 14: Noncontrolling Interests” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for a description of the redemption values related to the redeemable noncontrolling interests. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), an increase in redemption value from period to period reduces income attributable to common shareholders. Decreases in redemption value from period to period increase income attributable to common shareholders, but only to the extent that the

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

cumulative change in redemption value remains a cumulative increase since adoption of this standard in the first quarter of 2009.

(2)
The diluted EPS computations for the three months ended March 31, 2017 and 2016 do not assume the conversion, exercise, or contingent issuance of the following shares for the following periods because the result would have been anti-dilutive for the periods indicated. As a result of the anti-dilution, the potential common shares excluded from the diluted EPS computation are as follows:

	Three months ended March 31,
	2017	2016
Shares excluded due to exercise price exceeding the average market price of common shares during the period (total outstanding):	(In thousands)
Potential common shares from:
Stock options, restricted stock, or other dilutive securities	121	387
Total shares excluded due to exercise price exceeding the average market price of common shares during the period	121	387

3.    Reportable segments
Management Reporting
The Company has four reportable segments (Private Banking, Wealth Management and Trust, Investment Management, and Wealth Advisory) and the Holding Company (Boston Private Financial Holdings, Inc.). The financial performance of the Company is managed and evaluated by these five areas, including the four reportable segments. The segments are managed separately as a result of the concentrations in each function.
Measurement of Segment Profit and Assets
The accounting policies of the segments are the same as those described in Part II. Item 8. “Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Revenues, expenses, and assets are recorded by each segment, and separate financial statements are reviewed by their management and the Company’s segment chief executive officers.
Reconciliation of Reportable Segment Items
The following tables present a reconciliation of the revenues, profits, assets, and other significant items of reportable segments as of and for the three months ended March 31, 2017 and 2016. Interest expense on junior subordinated debentures is reported at the Holding Company.

	Three months ended March 31,
	2017	2016
Private Banking	(In thousands)
Net interest income	$54,256	$50,420
Fees and other income	1,828	3,378
Total revenues	56,084	53,798
Provision/ (credit) for loan losses	(181)	(3,133)
Operating expense	35,058	31,275
Income before income taxes	21,207	25,656
Income tax expense	6,269	8,374
Net income from continuing operations	14,938	17,282
Net income attributable to the Company	$14,938	$17,282

Assets	$8,058,121	$7,250,371
Depreciation	$1,371	$1,146

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended March 31,
	2017	2016
Wealth Management and Trust	(In thousands)
Fees and other income	$10,921	$11,056
Operating expense (1)	13,873	15,852
Income/ (loss) before income taxes	(2,952)	(4,796)
Income tax expense/ (benefit)	(1,166)	(1,939)
Net income/ (loss) from continuing operations	(1,786)	(2,857)
Net income/ (loss) attributable to the Company	$(1,786)	$(2,857)

Assets	$74,408	$84,253
Amortization of intangibles	$727	$745
Depreciation	$337	$231

	Three months ended March 31,
	2017	2016
Investment Management	(In thousands)
Net interest income	$4	$4
Fees and other income	10,859	10,659
Total revenues	10,863	10,663
Operating expense	8,354	8,024
Income before income taxes	2,509	2,639
Income tax expense	844	879
Net income from continuing operations	1,665	1,760
Noncontrolling interests	462	477
Net income attributable to the Company	$1,203	$1,283

Assets	$92,255	$93,396
Amortization of intangibles	$650	$650
Depreciation	$66	$73

	Three months ended March 31,
	2017	2016
Wealth Advisory	(In thousands)
Net interest income	$17	$3
Fees and other income	12,843	12,742
Total revenues	12,860	12,745
Operating expense	9,443	9,694
Income before income taxes	3,417	3,051
Income tax expense	1,287	1,148
Net income from continuing operations	2,130	1,903
Noncontrolling interests	504	434
Net income attributable to the Company	$1,626	$1,469

Assets	$73,182	$74,901
Amortization of intangibles	$49	$191
Depreciation	$226	$215

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended March 31,
	2017	2016
Holding Company and Eliminations	(In thousands)
Net interest income	$(635)	$(548)
Fees and other income	55	187
Total revenues	(580)	(361)
Operating expense	2,052	1,864
Income/ (loss) before income taxes	(2,632)	(2,225)
Income tax expense/ (benefit)	(681)	(1,024)
Net income/ (loss) from continuing operations	(1,951)	(1,201)
Discontinued operations	1,632	2,065
Net income/ (loss) attributable to the Company	$(319)	$864

Assets	$(82,846)	$(89,258)
Depreciation	$—	$11

	Three months ended March 31,
	2017	2016
Total Company	(In thousands)
Net interest income	$53,642	$49,879
Fees and other income	36,506	38,022
Total revenues	90,148	87,901
Provision/ (credit) for loan losses	(181)	(3,133)
Operating expense	68,780	66,709
Income before income taxes	21,549	24,325
Income tax expense	6,553	7,438
Net income from continuing operations	14,996	16,887
Noncontrolling interests	966	911
Discontinued operations	1,632	2,065
Net income attributable to the Company	$15,662	$18,041

Assets	$8,215,120	$7,413,663
Amortization of intangibles	$1,426	$1,586
Depreciation	$2,000	$1,676
_____________________

(1)
Operating expense includes no restructuring expense for the three months ended March 31, 2017 and $1.1 million of restructuring expenses for the three months ended March 31, 2016 related to the Wealth Management and Trust segment.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

4.    Investments
The following table presents a summary of investment securities:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
As of March 31, 2017
Available-for-sale securities at fair value:
U.S. government and agencies	$45,344	$70	$(746)	$44,668
Government-sponsored entities	346,363	949	(1,965)	345,347
Municipal bonds	298,751	3,089	(3,911)	297,929
Mortgage-backed securities (1)	573,879	753	(14,225)	560,407
Other	7,423	436	(2)	7,857
Total	$1,271,760	$5,297	$(20,849)	$1,256,208

Held-to-maturity securities at amortized cost:
U.S. government and agencies	$9,977	$—	(7)	$9,970
Mortgage-backed securities (1)	$88,447	$72	$(445)	$88,074
Total	$98,424	$72	$(452)	$98,044

As of December 31, 2016
Available-for-sale securities at fair value:
U.S. government and agencies	$40,704	$86	$(854)	$39,936
Government-sponsored entities	337,865	1,058	(2,259)	336,664
Municipal bonds	296,271	2,116	(4,990)	293,397
Mortgage-backed securities (1)	584,960	928	(15,561)	570,327
Other	23,361	447	—	23,808
Total	$1,283,161	$4,635	$(23,664)	$1,264,132

Held-to-maturity securities at amortized cost:
Mortgage-backed securities (1)	$93,079	$1	$(476)	$92,604
Total	$93,079	$1	$(476)	$92,604
_____________________

(1)	All mortgage-backed securities are guaranteed by U.S. government agencies or government-sponsored entities.
The following table presents the maturities of available-for-sale investment securities, based on contractual maturity, as of March 31, 2017. Certain securities are callable before their final maturity. Additionally, certain securities (such as mortgage-backed securities) are shown within the table below based on their final (contractual) maturity, but due to prepayments and amortization are expected to have shorter lives.

	Available-for-sale Securities
	Amortized cost	Fair value
	(In thousands)
Within one year	$49,047	$49,545
After one, but within five years	378,158	379,294
After five, but within ten years	346,856	337,295
Greater than ten years	497,699	490,074
Total	$1,271,760	$1,256,208

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the maturities of held-to-maturity investment securities, based on contractual maturity, as of March 31, 2017.

	Held-to-maturity Securities
	Amortized cost	Fair value
	(In thousands)
Within one year	$9,977	$9,970
After one, but within five years	—	—
After five, but within ten years	10,098	10,075
Greater than ten years	78,349	77,999
Total	$98,424	$98,044
The following table presents the proceeds from sales, gross realized gains and gross realized losses for available-for-sale securities that were sold or called during the following periods:

	Three months ended March 31,
	2017	2016
	(In thousands)
Proceeds from sales and calls	$32,717	$15,292
Realized gains	19	2
Realized losses	—	(1)
The following table presents information regarding securities as of March 31, 2017 and December 31, 2016 having temporary impairment, due to the fair values having declined below the amortized cost of the individual securities, and the time period that the investments have been temporarily impaired.

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	# of securities
March 31, 2017
Available-for-sale securities	(In thousands)
U.S. government and agencies	$19,194	$(740)	$293	$(6)	$19,487	$(746)	3
Government-sponsored entities	156,195	(1,965)	—	—	156,195	(1,965)	21
Municipal bonds	111,601	(3,900)	1,218	(11)	112,819	(3,911)	66
Mortgage-backed securities (1)	484,350	(12,662)	44,271	(1,563)	528,621	(14,225)	104
Other	18	(2)	—	—	18	(2)	2
Total	$771,358	$(19,269)	$45,782	$(1,580)	$817,140	$(20,849)	196

Held-to-maturity securities
U.S. government and agencies	9,970	(7)	—	—	9,970	(7)	2
Mortgage-backed securities (1)	$70,807	$(445)	$—	$—	$70,807	$(445)	13
Total	$80,777	$(452)	$—	$—	$80,777	$(452)	15

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	# of securities
	(In thousands, except number of securities)
December 31, 2016
Available-for-sale securities
U.S. government and agencies	$19,094	$(838)	$643	$(16)	$19,737	$(854)	4
Government-sponsored entities	125,412	(2,259)	—	—	125,412	(2,259)	18
Municipal bonds	182,395	(4,957)	2,720	(33)	185,115	(4,990)	109
Mortgage-backed securities (1)	492,008	(13,988)	41,544	(1,573)	533,552	(15,561)	99
Other	—	—	—	—	—	—	—
Total	$818,909	$(22,042)	$44,907	$(1,622)	$863,816	$(23,664)	230

Held-to-maturity securities
Mortgage-backed securities (1)	$87,483	$(476)	$—	$—	$87,483	$(476)	15
Total	$87,483	$(476)	$—	$—	$87,483	$(476)	15
_____________________

(1)	All mortgage-backed securities are guaranteed by U.S. government agencies or government-sponsored entities.
The U.S. government and agencies securities and mortgage-backed securities in the table above had current Standard and Poor’s credit ratings of AA. The municipal bonds in the table above had a current Standard and Poor’s credit rating of at least AA-. The other securities consisted of equity securities. At March 31, 2017, the Company does not consider these investments other-than-temporarily impaired because the decline in fair value on investments is primarily attributed to changes in interest rates and not credit quality.
At March 31, 2017 and December 31, 2016, the amount of investment securities in an unrealized loss position greater than 12 months, as well as in total, was primarily due to changes in interest rates. As of March 31, 2017, the Company had no intent to sell any securities in an unrealized loss position and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized loss amounts.
Cost method investments, which are included in other assets, can be temporarily impaired when the fair values decline below the amortized costs of the individual investments. There were no cost method investments with unrealized losses as of March 31, 2017 or December 31, 2016. The Company’s cost method investments primarily include low income housing partnerships which generate tax credits. The Company also holds partnership interests in venture capital funds formed to provide financing to small businesses and to promote community development. The Company had $34.7 million and $34.2 million in cost method investments included in other assets as of March 31, 2017 and December 31, 2016, respectively.

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of March 31, 2017	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available-for-sale securities:
U.S. government and agencies	$44,668	$44,375	$293	$—
Government-sponsored entities	345,347	—	345,347	—
Municipal bonds	297,929	—	297,929	—
Mortgage-backed securities	560,407	—	560,407	—
Other	7,857	7,857	—	—
Total available-for-sale securities	1,256,208	52,232	1,203,976	—
Derivatives - interest rate customer swaps	16,654	—	16,654	—
Derivatives - risk participation agreement	13	—	13	—
Other investments	6,406	6,406	—	—

Liabilities:
Derivatives - interest rate customer swaps	$16,504	$—	$16,504	$—
Derivatives - interest rate swaps	666	—	666	—
Derivatives - risk participation agreement	5	—	5	—
Other liabilities	6,406	6,406	—	—

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

		Fair value measurements at reporting date using:
	As of December 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available-for-sale securities:
U.S. government and agencies	$39,936	$39,293	$643	$—
Government-sponsored entities	336,664	—	336,664	—
Municipal bonds	293,397	—	293,397	—
Mortgage-backed securities	570,327	—	570,327	—
Other	23,808	23,808	—	—
Total available-for-sale securities	1,264,132	63,101	1,201,031	—
Derivatives - interest rate customer swaps	17,032	—	17,032	—
Derivatives - risk participation agreement	15	—	15	—
Other investments	6,110	6,110	—	—

Liabilities:
Derivatives - interest rate customer swaps	$16,560	$—	$16,560	$—
Derivatives - interest rate swaps	1,040	—	1,040	—
Derivatives - risk participation agreement	6	—	6	—
Other liabilities	6,110	6,110	—	—
As of March 31, 2017 and December 31, 2016, available-for-sale securities consisted primarily of U.S. government and agencies securities, government-sponsored entities securities, municipal bonds, mortgage-backed securities, and other available-for-sale securities. The equities (which are categorized as other available-for-sale securities) are valued with prices quoted in active markets. Six U.S. Treasury securities as of March 31, 2017 and five U.S. Treasury securities as of December 31, 2016, are valued with prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement. The government-sponsored entities securities, municipal bonds, mortgage-backed securities, and certain investments in Small Business Administration (“SBA”) loans (which are categorized as U.S. government and agencies securities) generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets. Therefore, they have been categorized as a Level 2 measurement. No investments held as of March 31, 2017 or December 31, 2016 were categorized as Level 3. There were no changes in the valuation techniques used for measuring the fair value of available-for-sale securities in the three month periods ended March 31, 2017 or 2016.
In managing its interest rate risk, the Company utilizes derivative instruments such as interest rate customer swaps, interest rate swaps, and risk participation agreements. As a service to its customers, the Company may utilize derivative instruments such as customer foreign exchange forward contracts to manage its foreign exchange risk, if any. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, they have been categorized as a Level 2 measurement as of March 31, 2017 and December 31, 2016. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements-Note 8: Derivatives and Hedging Activities” for further details.
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
The Company has determined that the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As a result, the Company has

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy as of March 31, 2017 and December 31, 2016.
Other investments, which are not considered available-for-sale investments, consist of deferred compensation trusts, which consist of publicly traded mutual fund investments that are valued at prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement as of March 31, 2017 and December 31, 2016.
There were no transfers between levels for assets or liabilities recorded at fair value on a recurring basis during the three month periods ended March 31, 2017 and 2016.
There were no Level 3 assets valued on a recurring basis at March 31, 2017 or December 31, 2016.
There were no collateral-dependent impaired loans held at March 31, 2017 that had write-downs in fair value or whose specific reserve changed during the first three months of 2017. The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis during the period ended March 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of March 31, 2016	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended March 31, 2016
	(In thousands)
Assets:
Impaired loans (1)	$2,428	$—	$—	$2,428	$(2,064)
_____________________

(1)	Collateral-dependent impaired loans held at March 31, 2016 that had write-downs in fair value or whose specific reserve changed during the first three months of 2016.
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present the carrying values and fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis (other than certain loans, as noted below):

	As of March 31, 2017
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$165,186	$165,186	$165,186	$—	$—
Investment securities held-to-maturity	98,424	98,044	9,970	88,074	—
Loans held for sale	350	356	—	356	—
Loans, net	6,172,186	6,162,133	—	—	6,162,133
Other financial assets	83,153	83,153	—	83,153	—
FINANCIAL LIABILITIES:
Deposits	6,246,620	6,246,452	—	6,246,452	—
Securities sold under agreements to repurchase	67,249	67,249	—	67,249	—
Federal Home Loan Bank borrowings	885,445	886,546	—	886,546	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	1,884	1,884	—	1,884	—

	As of December 31, 2016
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$106,557	$106,557	$106,557	$—	$—
Investment securities held-to-maturity	93,079	92,604	—	92,604	—
Loans held for sale	3,464	3,428	—	3,428	—
Loans, net	6,036,277	6,021,611	—	—	6,021,611
Other financial assets	77,956	77,956	—	77,956	—
FINANCIAL LIABILITIES:
Deposits	6,085,146	6,084,765	—	6,084,765	—
Securities sold under agreements to repurchase	59,624	59,624	—	59,624	—
Federal funds purchased	80,000	80,000	—	80,000	—
Federal Home Loan Bank borrowings	734,205	734,941	—	734,941	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	1,942	1,942	—	1,942	—
The estimated fair values have been determined by using available quoted market information or other appropriate valuation methodologies. The aggregate fair value amounts presented do not represent the underlying value to the Company taken as a whole. An excess of fair value over book value on financial assets represents a premium, or gain, the Company might recognize if the asset were sold, while an excess of book value over fair value on financial liabilities represents a premium, or gain, the company might recognize if the liability were sold. Conversely, losses would be recognized if an asset was sold where the book value exceeded the fair value or a liability was sold where the fair value exceeded the book value.

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
Held-to-maturity investment securities
Held-to-maturity securities currently include mortgage-backed securities and a U.S. Treasury security. One U.S. Treasury security as of March 31, 2017 is valued with prices quoted in active markets. Therefore, it has been categorized as a Level 1 measurement. There were no U.S. Treasury securities held-to-maturity as of December 31, 2016. The mortgage-backed securities are fixed income instruments that are not quoted on an exchange, but may be traded in active markets. The fair value of these securities is based on quoted market prices obtained from external pricing services. The principal market for our securities portfolio is the secondary institutional market, with an exit price that is predominantly reflective of bid level pricing in that market. Accordingly, these held-to-maturity mortgage-backed securities are included in the Level 2 fair value category.
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
Other financial assets
Other financial assets consist of accrued interest and fees receivable, and stock in the Federal Home Loan Bank (“FHLB”), for which the carrying amount approximates fair value, and are classified as Level 2.
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
Total loans include deferred loan origination (fees)/ costs, net, of $6.3 million and $5.9 million as of March 31, 2017 and December 31, 2016, respectively.
The following table presents a summary of the loan portfolio by portfolio segment and class of receivable as of the dates indicated:

	March 31, 2017	December 31, 2016
	(In thousands)
Commercial and industrial	$580,354	$611,370
Commercial tax exempt	409,432	398,604
Total commercial and industrial	989,786	1,009,974
Commercial real estate	2,368,627	2,302,244
Construction and land	117,007	104,839
Residential	2,463,616	2,379,861
Home equity	114,536	118,817
Consumer and other	196,645	198,619
Total	$6,250,217	$6,114,354

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents nonaccrual loans receivable by portfolio segment and class of receivable as of the dates indicated:

	March 31, 2017	December 31, 2016
	(In thousands)
Commercial and industrial	$572	$572
Commercial tax exempt	4,337	—
Total commercial and industrial	4,909	572
Commercial real estate	3,856	4,583
Construction and land	147	179
Residential	10,962	10,908
Home equity	1,070	1,072
Consumer and other	1	1
Total	$20,945	$17,315
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, although infrequent, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans 90 days or more past due, but still accruing as of both March 31, 2017 and December 31, 2016. The Bank’s policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six consecutive months). For troubled debt restructured loans (“TDRs”), a return to accrual status generally requires timely payments for a period of six months in accordance with the restructured loan terms, along with meeting other criteria.
The following tables show the payment status of loans by class of receivable as of the dates indicated:

	March 31, 2017
	Accruing Past Due			Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Total Accruing Past Due	Current	30-89 Days Past Due	90 Days or Greater Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$2,115	$223	$2,338	$491	$—	$81	$572	$577,444	$580,354
Commercial tax exempt	—	—	—	—	4,337	—	4,337	405,095	409,432
Commercial real estate	8,251	9,518	17,769	1,673	546	1,637	3,856	2,347,002	2,368,627
Construction and land	109	—	109	85	28	34	147	116,751	117,007
Residential	6,078	—	6,078	7,618	954	2,390	10,962	2,446,576	2,463,616
Home equity	780	—	780	—	—	1,070	1,070	112,686	114,536
Consumer and other	1,406	245	1,651	1	—	—	1	194,993	196,645
Total	$18,739	$9,986	$28,725	$9,868	$5,865	$5,212	$20,945	$6,200,547	$6,250,217

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2016
	Accruing Past Due			Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Total Accruing Past Due	Current	30-89 Days Past Due	90 Days or Greater Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$541	$1,078	$1,619	$537	$—	$35	$572	$609,179	$611,370
Commercial tax exempt	—	—	—	—	—	—	—	398,604	398,604
Commercial real estate	3,096	—	3,096	2,311	835	1,437	4,583	2,294,565	2,302,244
Construction and land	—	—	—	129	12	38	179	104,660	104,839
Residential	3,646	536	4,182	2,148	1,274	7,486	10,908	2,364,771	2,379,861
Home equity	245	—	245	—	80	992	1,072	117,500	118,817
Consumer and other	5,995	—	5,995	1	—	—	1	192,623	198,619
Total	$13,523	$1,614	$15,137	$5,126	$2,201	$9,988	$17,315	$6,081,902	$6,114,354
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
A summary of the rating system used by the Bank, repeated here from Part II. Item 8. “Financial Statements and Supplementary Data—Note 1: Basis of Presentation and Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, follows:
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
The following tables present the loan portfolio’s credit risk profile by internally assigned grade and class of receivable as of the dates indicated:

	March 31, 2017
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Substandard	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$558,621	$10,743	$10,418	$572	$580,354
Commercial tax exempt	399,442	5,653	—	4,337	409,432
Commercial real estate	2,282,055	33,291	49,425	3,856	2,368,627
Construction and land	113,604	109	3,147	147	117,007
Residential	2,451,267	—	1,387	10,962	2,463,616
Home equity	113,466	—	—	1,070	114,536
Consumer and other	196,642	—	2	1	196,645
Total	$6,115,097	$49,796	$64,379	$20,945	$6,250,217

	December 31, 2016
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Substandard	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$591,388	$10,133	$9,277	$572	$611,370
Commercial tax exempt	388,544	10,060	—	—	398,604
Commercial real estate	2,230,732	17,233	49,696	4,583	2,302,244
Construction and land	101,254	109	3,297	179	104,839
Residential	2,367,554	—	1,399	10,908	2,379,861
Home equity	117,745	—	—	1,072	118,817
Consumer and other	198,616	—	2	1	198,619
Total	$5,995,833	$37,535	$63,671	$17,315	$6,114,354

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present, by class of receivable, the balance of impaired loans with and without a related allowance, the associated allowance for those impaired loans with a related allowance, and the total unpaid principal on impaired loans:

	As of and for the three months ended March 31, 2017
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$1,670	$2,045	n/a	$1,731	$13
Commercial tax exempt	4,337	4,337	n/a	3,253	—
Commercial real estate	3,747	8,787	n/a	4,269	246
Construction and land	147	479	n/a	164	—
Residential	9,401	9,773	n/a	8,465	101
Home equity	—	—	n/a	—	—
Consumer and other	—	—	n/a	—	—
Subtotal	19,302	25,421	n/a	17,882	360
With an allowance recorded:
Commercial and industrial	—	—	$—	—	—
Commercial tax exempt	—	—	—	—	—
Commercial real estate	7,041	7,470	475	7,073	75
Construction and land	—	—	—	—	—
Residential	2,931	2,931	517	3,917	39
Home equity	37	37	21	37	—
Consumer and other	—	—	—	—	—
Subtotal	10,009	10,438	1,013	11,027	114
Total:
Commercial and industrial	1,670	2,045	—	1,731	13
Commercial tax exempt	4,337	4,337	—	3,253	—
Commercial real estate	10,788	16,257	475	11,342	321
Construction and land	147	479	—	164	—
Residential	12,332	12,704	517	12,382	140
Home equity	37	37	21	37	—
Consumer and other	—	—	—	—	—
Total	$29,311	$35,859	$1,013	$28,909	$474
_____________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three months ended March 31, 2016
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$2,446	$4,431	n/a	$2,132	$12
Commercial tax exempt	—	—	n/a	—	—
Commercial real estate	11,900	20,038	n/a	12,017	38
Construction and land	2,850	4,446	n/a	1,520	—
Residential	6,821	7,181	n/a	7,071	57
Home equity	—	—	n/a	—	—
Consumer and other	—	—	n/a	—	—
Subtotal	24,017	36,096	n/a	22,740	107
With an allowance recorded:
Commercial and industrial	48	48	$23	22	1
Commercial tax exempt	—	—	—	—	—
Commercial real estate	7,299	7,728	671	7,323	80
Construction and land	—	—	—	1,650	—
Residential	5,578	5,578	473	6,192	43
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Subtotal	12,925	13,354	1,167	15,187	124
Total:
Commercial and industrial	2,494	4,479	23	2,154	13
Commercial tax exempt	—	—	—	—	—
Commercial real estate	19,199	27,766	671	19,340	118
Construction and land	2,850	4,446	—	3,170	—
Residential	12,399	12,759	473	13,263	100
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$36,942	$49,450	$1,167	$37,927	$231
_____________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the year ended December 31, 2016
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$1,793	$2,155	n/a	$5,288	$249
Commercial tax exempt	—	—	n/a	—	—
Commercial real estate	4,488	9,647	n/a	8,520	1,032
Construction and land	179	507	n/a	1,069	48
Residential	8,134	8,506	n/a	7,446	211
Home equity	—	—	n/a	—	—
Consumer and other	—	—	n/a	—	—
Subtotal	14,594	20,815	n/a	22,323	1,540
With an allowance recorded:
Commercial and industrial	—	—	$—	31	1
Commercial tax exempt	—	—	—	—	—
Commercial real estate	7,115	7,544	548	7,230	314
Construction and land	—	—	—	507	—
Residential	4,284	4,284	565	5,505	143
Home equity	37	37	22	3	—
Consumer and other	—	—	—	—	—
Subtotal	11,436	11,865	1,135	13,276	458
Total:
Commercial and industrial	1,793	2,155	—	5,319	250
Commercial tax exempt	—	—	—	—	—
Commercial real estate	11,603	17,191	548	15,750	1,346
Construction and land	179	507	—	1,576	48
Residential	12,418	12,790	565	12,951	354
Home equity	37	37	22	3	—
Consumer and other	—	—	—	—	—
Total	$26,030	$32,680	$1,135	$35,599	$1,998
_____________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.
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
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

forgiveness. As of March 31, 2017 and December 31, 2016, TDRs totaled $17.2 million and $18.1 million, respectively. As of March 31, 2017, $12.1 million of the $17.2 million in TDRs were on accrual status. As of December 31, 2016, $12.4 million of the $18.1 million in TDRs were on accrual status.
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
The following tables present the balance of TDRs that were restructured or defaulted during the periods indicated and the types of concessions granted. There were no loans that were restructured or defaulted during the three months ended March 31, 2017:

As of and for the three months ended March 31, 2016
	Restructured in the current quarter			TDRs that defaulted that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
(Dollars in thousands)
Commercial and industrial	1	$175	$—	—	$—
Commercial tax exempt	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Residential	1	145	145	—	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	2	$320	$145	—	$—

As of and for the three months ended March 31, 2016
	Extension of term		Temporary rate reduction		Payment deferral		Combination of concessions (1)		Total concessions
	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment
(Dollars in thousands)
Commercial and industrial	—	$—	—	$—	—	$—	1	$—	1	$—
Commercial tax exempt	—	—	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential	—	—	1	145	—	—	—	—	1	145
Home equity	—	—	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—	—	—

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

_____________________

(1)	Combination of concessions includes loans that have had more than one modification, including extension of term, temporary reduction of interest rate, and/or payment deferral.

7.    Allowance for Loan Losses
The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $78.0 million and $78.1 million at March 31, 2017 and December 31, 2016, respectively.
The following tables present a summary of the changes in the allowance for loan losses for the periods indicated:

	As of and for the three months ended March 31,
	2017	2016
	(In thousands)
Allowance for loan losses, beginning of period:
Commercial and industrial	$12,751	$15,814
Commercial real estate	50,412	44,215
Construction and land	3,039	6,322
Residential	10,449	10,544
Home equity	1,035	1,085
Consumer and other	391	520
Total allowance for loan losses, beginning of period	78,077	78,500
Provision/ (credit) for loan losses:
Commercial and industrial	(547)	(657)
Commercial real estate	702	(1,847)
Construction and land	158	(998)
Residential	(348)	591
Home equity	(48)	(6)
Consumer and other	(98)	(216)
Total provision/(credit) for loan losses	(181)	(3,133)
Loans charged-off:
Commercial and industrial	—	(2,108)
Commercial real estate	—	—
Construction and land	—	(400)
Residential	(58)	(501)
Home equity	—	—
Consumer and other	—	(7)
Total charge-offs	(58)	(3,016)
Recoveries on loans previously charged-off:
Commercial and industrial	87	1,294
Commercial real estate	50	2,151
Construction and land	—	627
Residential	47	—
Home equity	—	—
Consumer and other	9	4
Total recoveries	193	4,076

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three months ended March 31,
	2017	2016
	(In thousands)
Allowance for loan losses at end of period:
Commercial and industrial	12,291	14,343
Commercial real estate	51,164	44,519
Construction and land	3,197	5,551
Residential	10,090	10,634
Home equity	987	1,079
Consumer and other	302	301
Total allowance for loan losses at end of period	$78,031	$76,427

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
The following tables present the Company’s allowance for loan losses and loan portfolio at March 31, 2017 and December 31, 2016 by portfolio segment, disaggregated by method of impairment analysis. The Company had no loans acquired with deteriorated credit quality at March 31, 2017 or December 31, 2016.

	March 31, 2017
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses
	(In thousands)
Commercial and industrial	$6,007	$—	$983,779	$12,291	$989,786	$12,291
Commercial real estate	10,788	475	2,357,839	50,689	2,368,627	51,164
Construction and land	147	—	116,860	3,197	117,007	3,197
Residential	12,332	517	2,451,284	9,573	2,463,616	10,090
Home equity	37	21	114,499	966	114,536	987
Consumer	—	—	196,645	302	196,645	302
Total	$29,311	$1,013	$6,220,906	$77,018	$6,250,217	$78,031

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2016
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses
	(In thousands)
Commercial and industrial	$1,793	$—	$1,008,181	$12,751	$1,009,974	$12,751
Commercial real estate	11,603	548	2,290,641	49,864	2,302,244	50,412
Construction and land	179	—	104,660	3,039	104,839	3,039
Residential	12,418	565	2,367,443	9,884	2,379,861	10,449
Home equity	37	22	118,780	1,013	118,817	1,035
Consumer	—	—	198,619	391	198,619	391
Total	$26,030	$1,135	$6,088,324	$76,942	$6,114,354	$78,077

8.    Derivatives and Hedging Activities
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and, to a lesser extent, the use of derivative financial instruments. Additionally, as a service to its customers, the Company may utilize derivative instruments such as customer foreign exchange forward contracts to manage its foreign exchange risk, if any. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are generally determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to certain loans, deposits, and borrowings.
The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2017 and December 31, 2016:

	March 31, 2017				December 31, 2016
	Asset derivatives		Liability derivatives		Asset derivatives		Liability derivatives
	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$(666)	Other assets	$—	Other liabilities	$(1,040)
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	16,654	Other liabilities	(16,504)	Other assets	17,032	Other liabilities	(16,560)
Risk participation agreements	Other assets	13	Other liabilities	(5)	Other assets	15	Other liabilities	(6)
Total		$16,667		$(17,175)		$17,047		$(17,606)
_____________________

(1)	For additional details, see Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements-Note 5: Fair Value Measurements.”

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the effect of the Company’s derivative financial instruments in the consolidated statements of operations for the three months ended March 31, 2017 and 2016:

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion) (1)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)
	three months ended March 31,			three months ended March 31,
	2017	2016		2017	2016
(In thousands)
Interest rate products	$67	$(1,948)	Interest expense	$(303)	$(461)
Total	$67	$(1,948)		$(303)	$(461)
_____________________

(1)	There was an additional $(4) thousand related to the ineffective portion for the three months ended as of March 31, 2017 and no ineffective portion for the three months ended as of March 31, 2016.
The following table presents the components of the Company’s accumulated other comprehensive income/ (loss) related to the derivatives for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
	(In thousands)
Accumulated other comprehensive income/ (loss) on cash flow hedges, balance at beginning of period	$(605)	$(1,123)
Net change in unrealized gain/ (loss) on cash flow hedges	216	(900)
Accumulated other comprehensive income/ (loss) on cash flow hedges, balance at end of period	$(389)	$(2,023)
The Bank has agreements with its derivative counterparties that contain provisions where, if the Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Bank could also be declared in default on its derivative obligations. The Bank was in compliance with these provisions as of March 31, 2017 and December 31, 2016.
The Bank also has agreements with certain of its derivative counterparties that contain provisions where, if the Bank fails to maintain its status as a well- or adequately-capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations under the agreements. The Bank was in compliance with these provisions as of March 31, 2017 and December 31, 2016.
Certain of the Bank’s agreements with its derivative counterparties contain provisions where, if specified, events or conditions occur that materially change the Bank’s creditworthiness in an adverse manner, the Bank may be required to fully collateralize its obligations under the derivative instruments. The Bank was in compliance with these provisions as of March 31, 2017 and December 31, 2016.
As of March 31, 2017 and December 31, 2016, the termination amounts related to collateral determinations of derivatives in a liability position were $1.5 million and $3.4 million, respectively. The Company has minimum collateral posting thresholds with its derivative counterparties and pledged securities with market values of $2.2 million and $1.9 million, respectively, as of March 31, 2017 and December 31, 2016, against its obligations under these agreements. The collateral posted is typically greater than the current liability position; however, due to timing of liability position changes at period end, the funding of a collateral shortfall may take place shortly following period end.
Cash Flow Hedges of Interest Rate Risk
The Company’s objective in using derivatives is to add stability to interest income and expense and to manage the risk related to exposure to changes in interest rates. The Bank’s risk management strategy for utilizing interest rate swaps is to reduce its exposure to variability in interest-related cash outflows attributable to changes in the London Interbank Offered Rate (“LIBOR”) swap rate associated with borrowing programs for each of the periods, to be accomplished with LIBOR-indexed brokered deposits and the LIBOR component of FHLB advances and repurchase agreements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

To accomplish this objective and strategy, the Bank entered into a total of eight interest rate swaps, two during 2017 with effective dates of March 22, 2017, one during 2014 with an effective date of June 1, 2014, and five during 2013 with effective dates of December 1, 2014, September 2, 2014, June 1, 2014, March 1, 2014, and August 1, 2013.
The two interest rate swaps entered into during 2017 have notional amounts of $40 million and $60 million with terms of 1.75 and 2.25 years, respectively. These interest rate swaps will effectively fix the Bank’s interest payments on $100 million in interest-related cash outflows attributable to changes in the LIBOR component of FHLB borrowing liabilities at rates of 1.55% and 1.65%, respectively, with a weighted average rate of 1.61%. The borrowings hedged will initially be expected to be issuances and quarterly rollovers of 3-month FHLB advances but may also then include future issuances of 3-month repurchase agreements with similar characteristics and/or future issuances of either floating or fixed rate borrowings that are issued with the specific intent to replace the quarterly rollovers of the advances or repurchase agreements.
The six interest rate swaps entered into during 2014 and 2013 each have a notional amount of $25 million and have terms ranging from three to six years. The interest rate swaps will effectively fix the Bank’s interest payments on $150 million of its LIBOR-indexed deposit liabilities at rates between 1.17% and 2.32%, and a weighted average rate of 1.85%.
The Company uses the “Hypothetical Derivative Method” described in ASC 815, Derivatives and Hedging (“ASC 815”), for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (“OCI”) (outside of earnings) and subsequently reclassified to earnings in interest and dividend income when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of operations as part of fees and other income. There was an immaterial amount of hedge ineffectiveness during the three months ended March 31, 2017 and no hedge ineffectiveness during the three months ended March 31, 2016. The Company monitors the risk of counterparty default on an ongoing basis.
A portion of the balance reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are made or received on the Company’s interest rate swaps. During the next twelve months, the Company estimates that $0.9 million will be reclassified as an increase in interest expense.
Non-designated Hedges
Derivatives not designated as hedges are not speculative and result from two different services the Bank provides to qualified commercial clients. The Bank offers certain derivative products directly to such clients. The Bank economically hedges derivative transactions executed with commercial clients by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of these programs are not designated in ASC 815-qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset through earnings. The net effect on earnings is primarily driven by changes in the credit valuation adjustment (“CVA”). The CVA represents the dollar amount of fair value adjustment related to nonperfomance risk of both the Bank and its counterparties. Fees earned in connection with the execution of derivatives related to this program are recognized in the consolidated statement of operations in other income. As of March 31, 2017 and December 31, 2016, the Bank had 138 and 136 derivatives, respectively, related to this program, comprised of interest rate swaps and caps, with an aggregate notional amount of $1.1 billion for both periods. As of March 31, 2017, there were no foreign currency exchange contracts outstanding related to this program and, as of December 31, 2016, there was one foreign currency exchange contract with an aggregate notional amount of less than $0.1 million.
In addition, as a participant lender, the Bank has guaranteed performance on the pro-rated portion of two swaps executed by other financial institutions. As the participant lender, the Bank is providing a partial guarantee, but is not a direct party to the related swap transactions. The Bank has no obligations under the risk participation agreements unless the borrower defaults on their swap transaction with the lead bank and the swap is in a liability position to the borrower. In that instance, the Bank has agreed to pay the lead bank a portion of the swap’s termination value at the time of the default. The derivative transactions entered into as part of these agreements are not designated, as per ASC 815, as qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. The pro-rated notional amount of these risk participation transactions was $13.3 million as of both March 31, 2017 and December 31, 2016.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The Bank has also participated out to another financial institution a pro-rated portion of two swaps executed by the Bank. The other financial institution has no obligations under the risk participation agreements unless the borrowers default on their swap transactions with the Bank and the swaps are in liability positions to the borrower. In those instances, the other financial institution has agreed to pay the Bank a portion of the swap’s termination value at the time of the default. The derivative transactions entered into as part of these agreements are not designated, as per ASC 815, as qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. The pro-rated notional amount of these risk participation transactions was $6.1 million as of both March 31, 2017 and December 31, 2016.
The following table presents the effect of the Bank’s derivative financial instruments not designated as hedging instruments in the consolidated statement of operations for the three months ended March 31, 2017 and 2016.

		Amount of gain or (loss), net, recognized in income on derivatives
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivatives	Three months ended March 31,
		2017	2016
		(In thousands)
Interest rate products	Other income/ (expense)	$(322)	$(605)
Risk participation agreements	Other income/ (expense)	—	6
Total		$(322)	$(599)

9.    Income Taxes
The following table presents the components of income tax expense for continuing operations, discontinued operations, noncontrolling interests and the Company:

	Three months ended March 31,
	2017	2016
	(In thousands)
Income from continuing operations:
Income before income taxes	$21,549	$24,325
Income tax expense	6,553	7,438
Net income from continuing operations	$14,996	$16,887
Effective tax rate, continuing operations	30.4%	30.6%

Income from discontinued operations:
Income before income taxes	$2,788	$3,530
Income tax expense	1,156	1,465
Net income from discontinued operations	$1,632	$2,065
Effective tax rate, discontinued operations	41.5%	41.5%

Less: Income attributable to noncontrolling interests:
Income before income taxes	$966	$911
Income tax expense	—	—
Net income attributable to noncontrolling interests	$966	$911
Effective tax rate, noncontrolling interests	—%	—%

Income attributable to the Company
Income before income taxes	$23,371	$26,944
Income tax expense	7,709	8,903
Net income attributable to the Company	$15,662	$18,041
Effective tax rate attributable to the Company	33.0%	33.0%

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The effective tax rate for continuing operations for the three months ended March 31, 2017 of 30.4%, with related tax expense of $6.6 million, was calculated based on a projected 2017 annual effective tax rate. The effective tax rate was less than the statutory rate of 35% due primarily to earnings from tax-exempt investments, income tax credits, and income attributable to noncontrolling interests. These items were partially offset by state and local income taxes.
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
The effective tax rate for continuing operations for the three months ended March 31, 2017 is lower than the effective tax rate for the same period in 2016 due primarily to a projected increase in earnings from tax-exempt investments and loans in 2017 as compared to 2016.
In the first quarter of 2017, the Company adopted ASU 2016-09. The impact of ASU 2016-09 for the three months ended March 31, 2017 was an increase in income tax expense of $0.2 million due primarily to employee stock options expiring unexercised due to being out of the money. There was no significant change to the Company’s effective tax rate related to the adoption of this ASU.

10.    Noncontrolling Interests
At the Company, noncontrolling interests consist of equity owned by management of the Company’s respective majority-owned affiliates. Net income attributable to noncontrolling interests in the consolidated statements of operations represents the net income allocated to the noncontrolling interest owners of the affiliates. Net income allocated to the noncontrolling interest owners was $1.0 million and $0.9 million for the three month periods ended March 31, 2017 and 2016, respectively.
On the consolidated balance sheets, noncontrolling interests are included as the sum of the capital and undistributed profits allocated to the noncontrolling interest owners. Typically, this balance is included in a company’s permanent shareholders’ equity in the consolidated balance sheets. When the noncontrolling interest owners’ rights include certain redemption features, as described in ASC 480, Distinguishing Liabilities from Equity, such redeemable noncontrolling interests are classified as mezzanine equity and are not included in permanent shareholders’ equity. Due to the redemption features of the noncontrolling interests, the Company had redeemable noncontrolling interests held in mezzanine equity in the accompanying consolidated balance sheets of $17.2 million and $17.0 million at March 31, 2017 and December 31, 2016, respectively. The aggregate amount of such redeemable noncontrolling equity interests are recorded at the estimated maximum redemption values. In addition, the Company had $4.0 million and $4.2 million in noncontrolling interests included in permanent shareholder’s equity at March 31, 2017 and December 31, 2016, respectively.
Each non-wholly owned affiliate operating agreement provides the Company and/or the noncontrolling interests with contingent call or put redemption features used for the orderly transfer of noncontrolling equity interests between the affiliate noncontrolling interest owners and the Company at either a contractually predetermined fair value; multiple of earnings before interest, taxes, depreciation, and amortization (EBITDA); or fair value. The Company may liquidate these noncontrolling interests in cash, shares of the Company’s common stock, or other forms of consideration dependent on the operating agreement. These agreements are discussed in Part II. Item 8. “Financial Statements and Supplementary Data – Note 14: Noncontrolling Interests” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents, by affiliate, the noncontrolling interests included as redeemable noncontrolling interests and noncontrolling interests in mezzanine and permanent equity, respectively, at the periods indicated:

	March 31, 2017	December 31, 2016
	(In thousands)
Anchor	$10,946	$10,934
BOS	6,564	6,782
DGHM (1)	3,715	3,417
Total	$21,225	$21,133
Redeemable noncontrolling interests	$17,232	$16,972
Noncontrolling interests	$3,993	$4,161
_____________________
(1)    Only includes redeemable noncontrolling interests.
The following tables present a rollforward of the Company’s redeemable noncontrolling interests and noncontrolling interests for the periods indicated:

	Three months ended
	March 31, 2017
	Redeemable noncontrolling interests	Noncontrolling interests
	(In thousands)
Noncontrolling interests at beginning of period	$16,972	$4,161
Net income attributable to noncontrolling interests	724	242
Distributions	(703)	(235)
Purchases/ (sales) of ownership interests	66	—
Amortization of equity compensation	102	256
Adjustments to fair value	71	(431)
Noncontrolling interests at end of period	$17,232	$3,993

	Three months ended
	March 31, 2016
	Redeemable noncontrolling interests	Noncontrolling interests
	(In thousands)
Noncontrolling interests at beginning of period	$18,088	$3,393
Net income attributable to noncontrolling interests	718	193
Distributions	(616)	(242)
Purchases/ (sales) of ownership interests	142	—
Amortization of equity compensation	111	132
Adjustments to fair value	(1,505)	(360)
Noncontrolling interests at end of period	$16,938	$3,116

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

11.    Accumulated Other Comprehensive Income
The following table presents a summary of the amounts reclassified from accumulated other comprehensive income/ (loss) for the three months ended March 31, 2017 and 2016:

Description of component of accumulated other comprehensive income/ (loss)	Three months ended March 31,		Affected line item in Statement of Operations
	2017	2016
	(In thousands)
Adjustment for realized gains/ (losses) on available-for-sale securities, net:
Pre-tax	$19	$1	Gain on sale of investments, net
Tax expense/ (benefit)	8	—	Income tax expense
Net	$11	$1	Net income attributable to the Company
Net realized gain/ (loss) on cash flow hedges:
Hedges related to deposits:
Pre-tax	$(303)	$(461)	Interest expense on deposits
Pre-tax	(3)	42	Other income
Tax expense/ (benefit)	(126)	(173)	Income tax expense
Net	$(180)	$(246)	Net income attributable to the Company
Total reclassifications for the period, net of tax	$(169)	$(245)

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
The following table presents a summary of the restructuring activity for the three months ended March 31, 2017 and 2016:

	Severance Charges	Total
	(In thousands)
Accrued charges at December 31, 2016	$1,977	$1,977
Costs incurred	—	—
Costs paid	(618)	(618)
Accrued charges at March 31, 2017	$1,359	$1,359

Accrued charges at December 31, 2015	$3,305	$3,305
Costs incurred	1,112	1,112
Costs paid	(849)	(849)
Accrued charges at March 31, 2016	$3,568	$3,568

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

13.    Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 replaces existing revenue recognition standards and expands the disclosure requirements for revenue agreements with customers. Under the new standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to revenue associated with financial instruments such as loans and securities. Therefore, the Company’s net interest income will not be impacted by this new standard. ASU 2014-09 is effective in the first quarter of 2018. Although the Company does not anticipate any material impact of ASU 2014-09, the Company is still assessing the full impact of implementation on its consolidated financial statements and does expect additional financial statement disclosures and associated internal controls to be implemented along with the adoption of this ASU.
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
In March 2016, the FASB issued ASU 2016-09. This update is intended to simplify several aspects of the accounting for employee share-based plans such as income tax consequences, classification of awards as either liabilities or equity on the balance sheet, and classification on the statement of cash flows. The Company adopted this ASU on January 1, 2017. The adoption of this ASU will result in fluctuations in the Company’s earnings due to changes in the Company’s stock price between issuance date and settlement date of employee share-based transactions. In addition, the Company anticipates that certain stock options will expire unexercised, due to being out of the money, and this ASU requires the previous tax benefits to be reversed.
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
In January 2017, the FASB issued ASU 2017-04. This update is the result of the first phase of a two phase project by the FASB to reduce the cost and complexity of the goodwill impairment test. The objective of Phase 1 of the project, which resulted in ASU 2017-04, is to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. Under the provisions of this update, an entity still has the option to perform the qualitative assessment, or Step 0 test, for a reporting unit to determine if the quantitative impairment test is necessary. This ASU will be effective for any annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company elected to early adopt this ASU as of January 1, 2017. The adoption of this ASU could increase or decrease the amount of a goodwill impairment charge should any of the Company’s reporting units with

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

goodwill fail a Step 1 test in the future, as compared to the amount of a goodwill impairment charge under the existing standards depending on the fair value of the reporting unit’s assets.
In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”). This update amends the amortization period for certain purchased callable debt securities held at a premium. The amortization period for the premium on such securities is being shortened to the earliest call date. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. ASU 2017-08 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted, including in an interim period. The guidance requires application using a modified retrospective transition method through a cumulative-effect adjustment to beginning retained earnings. The Company plans to early adopt in the third quarter of 2017 and does not expect that this ASU will have a significant impact on its consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As of and for the three months ended March 31, 2017
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

Executive Summary
Boston Private Financial Holdings, Inc. offers a wide range of wealth management and private banking services to high net worth individuals, families, businesses and select institutions through its four reportable segments: Private Banking, Wealth Management and Trust, Investment Management, and Wealth Advisory. This Executive Summary provides an overview of the most significant aspects of our operating segments and the Company’s operations in the first quarter of 2017. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

	As of and for the three months ended March 31,
	2017	2016	$ Change	% Change
	(In thousands, except per share data)
Total revenues	$90,148	$87,901	$2,247	3%
Provision/ (credit) for loan losses	(181)	(3,133)	2,952	nm
Total operating expense	68,780	66,709	2,071	3%
Net income from continuing operations	14,996	16,887	(1,891)	(11)%
Net income attributable to noncontrolling interests	966	911	55	6%
Net income attributable to the Company	15,662	18,041	(2,379)	(13)%
Diluted earnings per share:
From continuing operations	$0.15	$0.19	$(0.04)	(21)%
From discontinued operations	$0.02	$0.02	$—	—%
Total attributable to common shareholders	$0.17	$0.21	$(0.04)	(19)%

ASSETS UNDER MANAGEMENT AND ADVISORY:
Wealth Management and Trust	$7,260,000	$7,137,000	$123,000	2%
Investment Managers	10,907,000	9,838,000	1,069,000	11%
Wealth Advisory	10,579,000	9,857,000	722,000	7%
Less: Inter-company Relationship	(11,000)	(21,000)	10,000	(48)%
Total Assets Under Management and Advisory	$28,735,000	$26,811,000	$1,924,000	7%
_____________________
nm -    not meaningful
Net income attributable to the Company was $15.7 million for the three months ended March 31, 2017 and $18.0 million for the same period in 2016. The Company recognized diluted earnings per share of $0.17 and $0.21 for the three month periods ended March 31, 2017 and 2016, respectively.
Key items that affected the Company’s results in the first quarter of 2017 compared to the same period of 2016 include:

▪
The Company recorded a $0.2 million credit to the provision for loan losses for the three months ended March 31, 2017, compared to a credit to the provision for loan losses of $3.1 million for the same period of 2016. The credit to the provision for the three months ended March 31, 2017 was primarily due to decreases in loss factors, and net recoveries of $0.1 million, partially offset by an increase in criticized loans and loan growth.

▪
Fees and other income decreased 4% to $36.5 million for the three months ended March 31, 2017, compared to $38.0 million for the same period of 2016. This decrease was driven by lower banking fee revenue, due to lower swap volume, and a loss on the sale of an OREO property, partially offset by a 2% increase in investment management fees and a 1% increase in wealth advisory fees. Total fees and other income represents 40% of total revenue for the three months ended March 31, 2017, compared to 43% of total revenue for the same period of 2016.

▪
Operating expenses increased 3% to $68.8 million for the three months ended March 31, 2017, compared to $66.7 million for the same period of 2016. Increases in salaries and employee benefits and occupancy and equipment expenses were offset by decreases in marketing and business development, professional services, and FDIC insurance expenses. Additionally, the Company incurred no restructuring expense during the three months ended March 31, 2017, compared to $1.1 million during the same period in 2016 related to the Wealth Management and Trust segment.

The Company’s Private Banking segment reported net income attributable to the Company of $14.9 million in the first quarter of 2017, compared to net income attributable to the Company of $17.3 million for the same period of 2016. The $2.3 million, or 14%, decrease was a result of the decrease in the credit to the provision for loan losses, an increase in operating expenses, particularly salaries and employee benefits and occupancy and equipment expenses, and a decrease in banking fee revenue related to swap fees. These changes were partially offset by the increase in net interest income.
The Company’s Wealth Management and Trust segment reported a net loss attributable to the Company of $1.8 million in the first quarter of 2017, compared to a net loss attributable to the Company of $2.9 million for the same period of 2016. The 2017 loss was attributed to a combination of the impact on revenue related to employee turnover and the related loss of clients who followed the departed employees in 2015 and 2016 as well as elevated operating expenses resulting from the continued integration of the acquisition of Banyan Partners, LLC. Wealth management and trust fee revenue decreased $0.1 million, or 1%, as compared to the same period in 2016, while operating expenses decreased $2.0 million, or 12%, as compared to the same period in 2016. Fee-based revenue in the Wealth Management and Trust segment is determined based on beginning-of-quarter, end-of-month, or, for a small number of clients, end-of-quarter AUM data, depending on the custodian. Wealth Management and Trust AUM increased $0.1 billion, or 2%, to $7.3 billion at March 31, 2017 from $7.1 billion at March 31, 2016. The increase in AUM is due to positive market action of $0.3 billion for the twelve months ending March 31, 2017, partially offset by net outflows of $0.2 billion over the same period.
The Company’s Investment Management segment reported net income attributable to the Company of $1.2 million in the first quarter of 2017, compared to net income attributable to the Company of $1.3 million for the same period of 2016. The 6% decrease was due primarily to a 4% increase in operating expenses, primarily in salaries and employee benefits, partially offset by a 2% increase in investment management fee revenue. Most fee-based revenue in the investment management segment is determined based on beginning-of-period AUM data. Investment Management AUM increased $1.1 billion, or 11%, to $10.9 billion at March 31, 2017 from $9.8 billion at March 31, 2016, primarily due to positive market action of $1.4 billion for the twelve months ending March 31, 2017, partially offset by net outflows of $0.3 billion.
The Company’s Wealth Advisory segment reported net income attributable to the Company of $1.6 million in the first quarter of 2017, compared to net income attributable to the Company of $1.5 million for the same period of 2016. The 11% increase was due to a 3% decrease in operating expenses, primarily due to decreased professional fees and intangible amortization expense, and a 1% increase in wealth advisory fee revenue. Wealth Advisory AUM increased $0.7 billion, or 7%, to $10.6 billion at March 31, 2017 from $9.9 billion at March 31, 2016, primarily due to positive market action of $0.6 billion and net inflows of $0.1 billion for the twelve months ending March 31, 2017.

Critical Accounting Policies
Critical accounting policies reflect significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The Company believes that its most critical accounting policies upon which its financial condition depends, and which involve the most complex or subjective decisions or assessments are the allowance for loan and lease losses, the valuation of goodwill and intangible assets and analysis for impairment, and tax estimates. These policies are discussed in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no changes to these policies through the filing of this Quarterly Report on Form 10-Q.

Results of operations for the three months ended March 31, 2017 versus March 31, 2016
Net Income. The Company recorded net income from continuing operations for the three months ended March 31, 2017 of $15.0 million, compared to $16.9 million for the same period in 2016. Net income attributable to the Company, which includes income from both continuing and discontinued operations, for the three months ended March 31, 2017 was $15.7 million, compared to $18.0 million for the same period in 2016.
The Company recognized diluted EPS attributable to common shareholders, which includes both continuing and discontinued operations, for the three months ended March 31, 2017 of $0.17 per share, compared to $0.21 per share for the same period in 2016.

Net income from continuing operations in both 2017 and 2016 was offset by charges that reduce income available to common shareholders. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 2: Earnings Per Share” for further detail on these charges to income available to common shareholders.
The following discussions are based on the Company’s continuing operations, unless otherwise stated.
The following table presents selected financial highlights:

	Three months ended March 31,		% Change
	2017	2016
	(In thousands)
Net interest income	$53,642	$49,879	8%
Fees and other income	36,506	38,022	(4)%
Total revenue	90,148	87,901	3%
Provision/ (credit) for loan losses	(181)	(3,133)	nm
Operating expense	68,780	66,709	3%
Income tax expense	6,553	7,438	(12)%
Net income from continuing operations	14,996	16,887	(11)%
Net income from discontinued operations	1,632	2,065	(21)%
Less: Net income attributable to noncontrolling interests	966	911	6%
Net income attributable to the Company	$15,662	$18,041	(13)%
Net interest income. Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference between the average rate earned on total interest-earning assets and the average rate paid on total interest-bearing liabilities. Net Interest Margin (“NIM”) is calculated by taking annualized net interest income for the period, on a fully taxable-equivalent (“FTE”) basis, as a percentage of average interest-earning assets. The average rate earned on earning assets is the amount of annualized taxable equivalent interest income expressed as a percentage of average earning assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities. When credit quality declines and loans are placed on nonaccrual status, NIM can decrease because the same assets are earning less income. Loans graded as substandard but still accruing interest income totaled $64.4 million at March 31, 2017 and could be placed on nonaccrual status if their credit quality declines further.
Net interest income for the three months ended March 31, 2017 was $53.6 million, an increase of $3.8 million, or 8%, compared to the same period in 2016. The increase for the three months is due to higher loan volume, and higher volume and yields on cash and investments, partially offset by lower yields on loans and higher volume of deposits and borrowings. The NIM was 2.94% for the three months ended March 31, 2017, a decrease of two basis points compared to the same period in 2016.
The following tables present the composition of the Company’s NIM on a FTE basis for the three months ended March 31, 2017 and 2016; however, the discussion following these tables reflects non-FTE data.

	Average Balance		Interest Income/Expense		Average Yield/Rate
	As of and for the three months ended March 31,
AVERAGE BALANCE SHEET:	2017	2016	2017	2016	2017	2016
AVERAGE ASSETS	(In thousands)
Interest-Earning Assets:
Cash and Investments: (1)
Taxable investment securities	$395,728	$392,579	$1,670	$1,594	1.69%	1.63%
Non-taxable investment securities (2)	295,015	262,227	2,471	2,138	3.35%	3.26%
Mortgage-backed securities	672,683	564,826	3,504	3,065	2.08%	2.17%
Federal funds sold and other	160,001	185,253	600	507	1.51%	1.08%
Total Cash and Investments	1,523,427	1,404,885	8,245	7,304	2.17%	2.08%
Loans (3):
Commercial and Industrial (2)	983,697	1,065,614	9,303	10,920	3.78%	4.05%
Commercial Real Estate (2)	2,324,367	1,859,557	23,544	19,797	4.05%	4.21%
Construction and Land	113,963	174,867	1,244	1,648	4.36%	3.73%
Residential	2,424,772	2,229,680	18,991	17,302	3.13%	3.10%
Home Equity	117,702	119,349	1,089	1,082	3.75%	3.65%
Other Consumer	192,136	157,508	1,420	965	3.00%	2.47%
Total Loans	6,156,637	5,606,575	55,591	51,714	3.61%	3.66%
Total Earning Assets	7,680,064	7,011,460	63,836	59,018	3.33%	3.35%
Less: Allowance for Loan Losses	78,122	80,273
Cash and due From Banks (Non-interest Bearing)	41,469	39,943
Other Assets	398,751	420,909
TOTAL AVERAGE ASSETS	$8,042,162	$7,392,039
AVERAGE LIABILITIES, RNCI, AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Interest-Bearing Deposits (4):
NOW	$576,915	$542,617	$110	$87	0.08%	0.06%
Savings	75,123	75,433	18	23	0.10%	0.12%
Money Market	3,213,092	3,055,242	3,122	2,902	0.39%	0.38%
Certificates of Deposit	589,900	578,310	1,281	1,170	0.88%	0.81%
Total Interest Bearing Deposits	4,455,030	4,251,602	4,531	4,182	0.41%	0.40%
Junior Subordinated Debentures	106,363	106,363	671	578	2.52%	2.15%
FHLB Borrowings and Other Borrowings	726,978	524,892	2,172	1,963	1.19%	1.48%
Total Interest Bearing Liabilities	5,288,371	4,882,857	7,374	6,723	0.56%	0.55%
Non-interest Bearing Demand Deposits (4)	1,843,830	1,621,666
Payables and Other Liabilities	117,132	110,959
Total Average Liabilities	7,249,333	6,615,482
Redeemable Noncontrolling Interests	18,578	21,157
Average Shareholders’ Equity	774,251	755,400
TOTAL AVERAGE LIABILITIES, RNCI, AND SHAREHOLDERS’ EQUITY	$8,042,162	$7,392,039
Net Interest Income - on a FTE Basis			$56,462	$52,295
FTE Adjustment (2)			2,820	2,416
Net Interest Income (GAAP Basis)			$53,642	$49,879
Interest Rate Spread					2.77%	2.80%
Net Interest Margin					2.94%	2.96%
_____________________

(1)	Investments classified as available-for-sale are shown in the average balance sheet at amortized cost.

(2)	Interest income on non-taxable investments and loans is presented on a FTE basis using statutory rates. The discussion following these tables reflects non-FTE data.

(3)	Includes loans held for sale and nonaccrual loans.

(4)	Includes deposits held for sale, if any.
Interest and Dividend Income. Interest and dividend income for the three months ended March 31, 2017 was $61.0 million, an increase of $4.4 million, or 8%, compared to the same period in 2016. The increase for the three months was primarily due to higher loan volume, and higher volume and yields on cash and investments, partially offset by lower yields on loans.
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
Interest income on commercial and industrial loans, on a non-FTE basis, for the three months ended March 31, 2017 was $8.0 million, a decrease of $1.2 million, or 13%, compared to the same period in 2016, as a result of an 8% decrease in the average balance and a 20 basis point decrease in the average yield. The decrease in the average balance for the three month period is related to the reclassification in the fourth quarter of 2016 of tax-exempt multifamily loans into commercial real estate loans. The decrease in average balance is also related to seasonal fluctuations of the commercial loan portfolio at the Bank. The decrease in the average yield for the three month period is the result of market conditions, fluctuations in the indicies to which the variable rate loans are tied, as well as lower interest income recoveries on previous nonaccrual loans in the first quarter of 2017 of $0.3 million, as compared to $1.1 million in interest income recoveries on previous nonaccrual loans in the first quarter of 2016.
Interest income on commercial real estate loans for the three months ended March 31, 2017 was $22.9 million, an increase of $3.1 million, or 15%, compared to the same period in 2016, as a result of a 25% increase in the average balance, partially offset by a 33 basis point decrease in the average yield. The increase in the average balance for the three month period is related to the reclassification in the fourth quarter of 2016 of certain tax-exempt multifamily loans into commercial real estate loans. The increase in average balance is also related to the organic growth of the commercial real estate loan portfolio at the Bank. The decrease in the average yield for the three month period is the result of competitive market conditions leading to lower rates on new loans, as well as fluctuations in the indicies to which the variable rate loans are tied.
Interest income on construction and land loans for the three months ended March 31, 2017 was $1.2 million, a decrease of $0.4 million, or 25%, compared to the same period in 2016, as a result of a 35% decrease in the average balance, partially offset by a 63 basis point increase in the average yield. The decrease in the average balance for the three month period is related to customer demand. The increase in the average yield for the three month period is the result of market conditions as well as fluctuations in the indicies to which the variable rate loans are tied.
Interest income on residential mortgage loans for the three months ended March 31, 2017 was $19.0 million, an increase of $1.7 million, or 10%, compared to the same period in 2016, as a result of a nine percent increase in the average balance and a three basis point increase in the average yield. The increase in the average balance for the three month period is related to the organic growth of the residential loan portfolio at the Bank.
Interest income on home equity loans for the three months ended March 31, 2017 was $1.1 million, consistent with the same period in 2016, as a result of a 10 basis point increase in the average yield offset by a one percent decrease in the average balance. The increase in the average yield for the three month period is the result of increases in the Prime rate.
Interest income on other consumer loans for the three months ended March 31, 2017 was $1.4 million, an increase of $0.5 million, or 47%, compared to the same period in 2016, as a result of a 22% increase in the average balance and a 53 basis point increase in the average yield. The increase in the average yield for the three month period is primarily the result of increases in the Prime rate. The increase in the average balance for the three month period is primarily due to client demand.
Investment income, on a non-FTE basis, for the three months ended March 31, 2017 was $7.4 million, an increase of $0.8 million, or 13%, compared to the same period in 2016, as a result of an 8% increase in the average balance and a 7 basis point increase in the average yield. The increase in the average yield for the three month period is partially due to increases in short-term interest rates. The increase in the average balance for the three month period is primarily due to timing and volume of deposit balances as compared to the level of loans outstanding. Investment decisions are made based on anticipated liquidity, loan demand, and asset-liability management considerations.

Total interest expense. Total interest expense for the three months ended March 31, 2017 was $7.4 million, an increase of $0.7 million, or 10%, compared to the same period in 2016.
Interest expense on interest-bearing deposits for the three months ended March 31, 2017 was $4.5 million, an increase of $0.3 million, or 8%, compared to the same period in 2016, as a result of a five percent increase in average balance and a one basis point increase in the average rate paid.
Interest paid on borrowings for the three months ended March 31, 2017 was $2.8 million, an increase of $0.3 million, or 12%, compared to the same period in 2016, as a result of a 39% increase in the average balance of FHLB borrowings and other borrowings and a 37 basis point increase in the average rate paid on junior subordinated debentures, partially offset by a 29 basis point decrease in the average rate paid on FHLB borrowings and other borrowings, with no change in the average balance of junior subordinated debentures. The increase for the three month period in the average rate paid on borrowings is due to the increases in benchmark interest rates as well as the mix and terms of borrowings.
Provision/ (credit) for loan losses. The Company recorded a credit to the provision for loan losses of $0.2 million for the three months ended March 31, 2017, compared to a credit to the provision for loan losses of $3.1 million for the same period in 2016. The credit to the provision for loan losses for the three months ended March 31, 2017 was the result of a decrease in loss factors and net recoveries, partially offset by an increase in criticized loans and loan growth.
The provision/ (credit) for loan losses is determined as a result of the required level of the allowance for loan losses, estimated by management, which reflects the inherent risk of loss in the loan portfolio as of the balance sheet dates. The Company incorporates both quantitative and qualitative loss factors to determine the appropriate level of the allowance for loan losses. Quantitative loss factors are based on historical net charge-offs by loan portfolio. Qualitative factors are estimated by management and include trends in problem loans, economic and business conditions, strength of management, real estate collateral values, and underwriting standards. For further details, see “Loan Portfolio and Credit Quality” above.
Fees and other income. Fees and other income for the three months ended March 31, 2017 was $36.5 million, a decrease of $1.5 million, or 4%, compared to the same period in 2016. The decrease in the three month period is primarily related to a decrease in loan swap fee revenue, which declined in the first quarter of 2017 due to low customer demand and was elevated in the first quarter of 2016 as compared to historical periods. This decrease was partially offset by increases in fee revenues in the Investment Management and Wealth Advisory segments.
Investment management fee income for the three months ended March 31, 2017 was $10.8 million, an increase of $0.2 million, or 2%, compared to the same period in 2016. AUM as of March 31, 2017 managed or advised by the Investment Managers was $10.9 billion, an increase of $1.1 billion, or 11%, compared to 2016. The increase in AUM is primarily due to positive market action of $1.4 billion for the twelve months ending March 31, 2017, partially offset by net outflows of $0.3 billion.
Wealth advisory fee income for the three months ended March 31, 2017 was $12.8 million, an increase of $0.1 million, or 1%, compared to the same period in 2016. AUM managed or advised by the Wealth Advisors was $10.6 billion at March 31, 2017, an increase of $0.7 billion compared to March 31, 2016. The increase in AUM is primarily due to positive market action of $0.6 billion and net inflows of $0.1 billion for the twelve months ending March 31, 2017.
Wealth management and trust fee income for the three months ended March 31, 2017 was $10.8 million, a decrease of $0.1 million, or 1%, compared to the same period in 2016. AUM as of March 31, 2017 managed or advised by Boston Private Wealth was $7.3 billion, an increase of $0.1 billion, or 2%, compared to March 31, 2016. The increase in AUM is due to positive market action of $0.3 billion for the twelve months ending March 31, 2017, partially offset by net outflows of $0.2 billion over the same period.
Other banking fee income for the three months ended March 31, 2017 was $1.7 million, a decrease of $1.5 million, or 48%, compared to the same period in 2016. The decrease for the three month period is related to 2016 loan swap fee income due to increased client demand for loan swap agreements in the first quarter of 2016.
Operating Expense. Operating expense for the three months ended March 31, 2017 was $68.8 million, an increase of $2.1 million, or 3% as compared to the same period in 2016. The changes for the three months ended March 31, 2017 are primarily due to increases in salaries and employee benefits and occupancy and equipment expenses, partially offset by decreases in marketing and business development, professional services, and FDIC insurance expense. Additionally, the Company incurred no restructuring charges in the three months ended March 31, 2017, compared to restructuring charges of $1.1 million for the same period in 2016.

Salaries and employee benefits expense, the largest component of operating expense, for the three months ended March 31, 2017 was $45.8 million, an increase of $3.3 million, or 8%, compared to the same period in 2016. The increase for the three month period is primarily due to additional compensation and related benefits due to growth at the Company and new initiatives, such as information technology upgrades, which include additional hires.
Occupancy and equipment expense for the three months ended March 31, 2017 was $10.6 million, an increase of $1.1 million, or 11%, compared to the same period in 2016. The increase for the three month period is primarily due to an increase in rent expense due to additional leased space, telecommunications and technology expenses, and software depreciation due to the implementation of a new client relationship product.
Professional services expense for the three months ended March 31, 2017 was $3.3 million, a decrease of $0.2 million, or 6%, compared to the same period in 2016. The decrease for the three month period is primarily due to a decrease in legal expense and recruitment expense, partially offset by an increase in consulting fees. Recruiting fees can vary from period to period based on the timing, volume, and level of the employees hired through recruiters.
Marketing and business development expense for the three months ended March 31, 2017 was $1.7 million, a decrease of $0.5 million, or 24%, compared to the same period in 2016. The three month decrease is primarily related to the timing of marketing programs in the Private Banking segment.
FDIC insurance expense for the three months ended March 31, 2017 was $0.8 million, a decrease of $0.3 million, or 25%, compared to the same period in 2016. The decrease for the three month period is primarily due to changes in the pricing for deposit insurance for small institutions, such as the Bank, which were adopted by the FDIC in 2016 and were effective as of the third quarter of 2016.
Income Tax Expense. Income tax expense for continuing operations for the three months ended March 31, 2017 was $6.6 million. The effective tax rate for continuing operations for the three months ended March 31, 2017 was 30.4%, compared to an effective tax rate of 30.6% for the same period in 2016. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 9: Income Taxes” for further detail.

Financial Condition

Condensed Consolidated Balance Sheets and Discussion

	March 31, 2017	December 31, 2016	Increase/ (decrease)	% Change
	(In thousands)
Assets:
Total cash and investments	$1,569,951	$1,507,845	$62,106	4%
Loans held for sale	350	3,464	(3,114)	(90)%
Total loans	6,250,217	6,114,354	135,863	2%
Less: Allowance for loan losses	78,031	78,077	(46)	—%
Net loans	6,172,186	6,036,277	135,909	2%
Goodwill and intangible assets, net	167,853	169,279	(1,426)	(1)%
Total other assets	304,780	253,609	51,171	20%
Total assets	$8,215,120	$7,970,474	$244,646	3%
Liabilities and Equity:
Deposits	$6,246,620	$6,085,146	$161,474	3%
Total borrowings	1,059,057	980,192	78,865	8%
Total other liabilities	110,310	119,683	(9,373)	(8)%
Total liabilities	7,415,987	7,185,021	230,966	3%
Redeemable Noncontrolling Interests (“RNCI”)	17,232	16,972	260	2%
Total shareholders’ equity	781,901	768,481	13,420	2%
Total liabilities, RNCI and shareholders’ equity	$8,215,120	$7,970,474	$244,646	3%
_____________________
nm     not meaningful

Total Assets. Total assets increased $0.2 billion to $8.2 billion at March 31, 2017 from $8.0 billion at December 31, 2016. This increase was due to the increase in loans and investments.
Cash and Investments. Total cash and investments (consisting of cash and cash equivalents, investment securities, and stock in the FHLB) increased $62.1 million, or 4%, to $1.6 billion, or 19% of total assets at March 31, 2017 from $1.5 billion, or 19% of total assets at December 31, 2016. The increase was due to the $58.6 million, or 55%, increase in cash and cash equivalents, the $6.1 million, or 14%, increase in stock in the FHLB, and the $5.3 million, or 6% increase in held-to-maturity securities, partially offset by the $7.9 million, or 1%, decrease in available-for-sale securities. The changes in cash and investments were the net result of short-term fluctuations in liquidity due to changes in levels of deposits, borrowings and loans outstanding.
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
Investment maturities, calls, principal payments, and sales of securities, net of purchases, provided $85.2 million of cash proceeds during the three months ended March 31, 2017. The timing of sales and reinvestments is based on various factors, including management’s evaluation of interest rate trends, the credit risk of municipal securities and the Company’s liquidity. The Company’s available-for-sale investment portfolio carried a total of $5.3 million of unrealized gains and $20.8 million of unrealized losses at March 31, 2017, compared to $4.6 million of unrealized gains and $23.7 million of unrealized losses at December 31, 2016.
No impairment losses were recognized through earnings related to investment securities during the three months ended March 31, 2017 and 2016. The total amount of unrealized losses was primarily due to changes in interest rates since the securities were purchased.
Additionally, at March 31, 2017 and December 31, 2016, the Company held $98.4 million and $93.1 million, respectively, of held-to-maturity securities at amortized cost. All of the held-to-maturity securities were mortgage-backed securities which were guaranteed by U.S. government agencies or government-sponsored entities, or U.S. Treasury securities.
See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 4: Investments” for further details of the Company’s investment securities.
Loans held for sale. Loans held for sale decreased $3.1 million, or 90%, to $0.4 million at March 31, 2017 from $3.5 million at December 31, 2016. The balance of loans held for sale usually relates to the timing and volume of residential loans originated for sale and the ultimate sale transaction which is typically executed within a short time following the loan origination. From time to time, the Company may also sell loans that have been held in the loan portfolio. The sale of such loans may improve the Bank’s liquidity and capital position or may provide the Bank additional flexibility for more profitable and strategic future lending opportunities.
Goodwill and intangible assets, net. Goodwill and intangible assets decreased $1.4 million, or 1%, to $167.9 million at March 31, 2017 from $169.3 million at December 31, 2016. The decrease was due to amortization of intangible assets.
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
Management performed its annual goodwill and indefinite-lived intangible asset impairment testing during the fourth quarter of 2016 for applicable reporting units. The 2016 goodwill impairment testing indicated that Boston Private Wealth failed Step 1 and the resulting Step 2 test indicated goodwill impairment of $9.5 million. The estimated fair value for all other applicable reporting units exceeded the carrying value in 2016, and as a result no other impairment was evident. There was no additional testing required for long-lived intangible assets in 2016.
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
Total other assets. Total other assets, as presented in the table above, consists of the following line items from the consolidated balance sheet: other real estate owned (“OREO”) (if any), premises and equipment, fees receivable, accrued interest receivable, deferred income taxes, net, and other assets. Total other assets increased $51.2 million, or 20%, to $304.8 million at March 31, 2017 as compared to $253.6 million at December 31, 2016. The increase was the result of increases in other assets partially offset by a decrease in deferred income taxes, net, OREO, and fees receivable.
OREO decreased $1.7 million to zero at March 31, 2017 from $1.7 million at December 31, 2016. In 2017, the one property held in OREO at December 31, 2016 was sold for a small loss.
Deferred income taxes, net, decreased $1.8 million, or 3%, to $53.7 million at March 31, 2017 from $55.5 million at December 31, 2016. The decrease was primarily due to the current year tax effect of other comprehensive income. At March 31, 2017, no valuation allowance on the net deferred tax asset was required due primarily to the expectation of future taxable income as well as the availability of current and historical taxable income.
Other assets, which consist primarily of Bank-owned life insurance (BOLI), prepaid expenses, investment in partnerships, the fair value of interest rate derivatives, and other receivables, increased $54.3 million, or 42%, to $185.1 million at March 31, 2017 from $130.8 million at December 31, 2016. The increase was primarily due to an additional $50.0 million investment in BOLI policies.
Deposits. Total deposits increased $161.5 million, or 3%, to $6.2 billion, at March 31, 2017 from $6.1 billion at December 31, 2016. Deposits are the principal source of the Bank’s funds for use in lending, investments, and liquidity. Certificates of deposits represented approximately 10% of total deposits at both March 31, 2017 and December 31, 2016. Deposit levels can fluctuate from quarter to quarter as a result of large short-term transactions by commercial clients. Seasonality can also affect the deposit balances.
The following table presents the composition of the Company’s deposits at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Balance	as a % of total	Balance	as a % of total
	(In thousands)
Demand deposits (noninterest-bearing)	$1,772,854	28%	$1,753,648	29%
NOW (1)	620,280	10%	578,657	9%
Savings	74,293	1%	74,162	1%
Money market (1)	3,176,472	51%	3,102,048	51%
Certificates of deposit under $100,000 (1)	240,065	4%	236,001	4%
Certificates of deposit of $100,000 or greater	362,656	6%	340,630	6%
Total deposits	$6,246,620	100%	$6,085,146	100%
_____________________

(1)	Includes brokered deposits.
Borrowings. Total borrowings (consisting of securities sold under agreements to repurchase, federal funds purchased (if any), FHLB borrowings, and junior subordinated debentures) increased $78.9 million, or 8%, to $1.1 billion at March 31, 2017 from $1.0 billion at December 31, 2016.

Repurchase agreements increased $7.6 million, or 13%, to $67.2 million at March 31, 2017 from $59.6 million at December 31, 2016. Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature.
From time to time, the Company purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. At March 31, 2017, the Company had no federal funds purchased outstanding. The Company had $80.0 million in federal funds purchased outstanding at December 31, 2016.
FHLB borrowings increased $151.2 million, or 21%, to $885.4 million at March 31, 2017 from $734.2 million at December 31, 2016. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth and to manage interest rate risk, but can also be used as an additional source of liquidity for the Bank.
Total other liabilities. Total other liabilities, which consist primarily of accrued interest, accrued bonus, the fair value of interest rate derivatives, and other accrued expenses decreased $9.4 million, or 8%, to $110.3 million at March 31, 2017 from $119.7 million at December 31, 2016. The decrease was primarily due to the payment in the first quarter of 2017 of accrued variable compensation, bonuses and employee benefits in 2017 that had been accrued for at December 31, 2016.

Loan Portfolio and Credit Quality
Loans. Total portfolio loans increased $135.9 million, or 2%, to $6.3 billion, or 76% of total assets, at March 31, 2017, from $6.1 billion, or 77% of total assets, at December 31, 2016. Increases were recorded in residential loans of $83.8 million, or 4%, commercial real estate loans of $66.4 million, or 3%, construction and land loans of $12.2 million, or 12%, commercial tax exempt loans of $10.8 million, or 3%, partially offset by decreases in commercial and industrial loans of $31.0 million, or 5%, home equity loans of $4.3 million or 4%, and consumer and other loans of $2.0 million, or 1%.
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
Geographic concentration. The following table presents the Company’s outstanding loan balance concentrations at March 31, 2017 based on the location of the regional offices to which they are attributed.

	New England		San Francisco Bay Area		Southern California		Total
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
Commercial and industrial	$458,687	7%	$55,289	1%	$66,378	1%	$580,354	9%
Commercial tax exempt	318,137	5%	79,517	2%	11,778	—%	409,432	7%
Commercial real estate	1,017,565	16%	686,019	11%	665,043	11%	2,368,627	38%
Construction and land	58,737	1%	28,148	—%	30,122	1%	117,007	2%
Residential	1,508,138	24%	474,294	8%	481,184	7%	2,463,616	39%
Home equity	80,904	2%	26,006	—%	7,626	—%	114,536	2%
Consumer and other	175,096	3%	17,163	—%	4,386	—%	196,645	3%
Total loans (1)	$3,617,264	58%	$1,366,436	22%	$1,266,517	20%	$6,250,217	100%
________________________

(1)	Regional percentage totals may not reconcile due to rounding.

Allowance for loan losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and totaled $78.0 million and $78.1 million as of March 31, 2017 and December 31, 2016, respectively.

The allowance for loan losses as of March 31, 2017 decreased $0.1 million from December 31, 2016 due to a decline in the loss factors, partially offset by an increase in criticized loans, the mix in the loan portfolio, and loan growth. The allowance for loan losses as a percentage of total loans decreased 3 basis points to 1.25% as of March 31, 2017 from 1.28% as of December 31, 2016. The decrease in the ratio of allowance for loan losses to total loans is due to a decline in the loss factors, a combination of the mix in the loan portfolio, and the change in the volume and type of criticized loans. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 7: Allowance for Loan Losses” for an analysis of the Company’s allowance for loan losses.
An analysis of the risk in the loan portfolio as well as management judgment is used to determine the estimated appropriate amount of the allowance for loan losses. The Company’s allowance for loan losses is comprised of three primary components (general reserves, allocated reserves on non-impaired special mention and substandard loans, and allocated reserves on impaired loans). See Part II. Item 8. “Notes to Unaudited Consolidated Financial Statements - Note 6: Allowance for Loan Losses” and the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for further information.
The following table presents a summary of loans charged-off, net of recoveries, by geography for the periods indicated. The geography assigned to the data is based on the location of the regional offices to which the loans are attributed.

	Three months ended March 31,
	2017	2016
	(In thousands)
Net loans (charged-off)/ recovered:
New England	$79	$(2,146)
San Francisco Bay Area	35	3,454
Southern California	21	(248)
Total net loans (charged-off)/ recovered	$135	$1,060
Net recoveries of $0.1 million were recorded in the first quarter of 2017, compared to $1.1 million of net recoveries for the same period of 2016. The $0.1 million in net recoveries recorded in the first three months of 2017 related primarily to commercial and industrial loans and commercial real estate loans.
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
Nonperforming assets. The Company’s nonperforming assets include nonaccrual loans and OREO. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of deeds in lieu of foreclosure. As of March 31, 2017, nonperforming assets totaled $20.9 million, or 0.25% of total assets, an increase of $1.9 million, or 10%, compared to $19.0 million, or 0.24% of total assets, as of December 31, 2016.
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest in accordance with the contractual terms of the loan agreement is in doubt. Despite a loan having a current payment status, if the Bank has reason to believe it may not collect all principal and interest on the loan in accordance with the related contractual terms, the Bank will generally discontinue the accrual of interest income and will apply any future interest payments received to principal. Of the $20.9 million of loans on nonaccrual status as of March 31, 2017, $9.9 million, or 47%, had a current payment status, $5.8 million, or 28%, were 30-89 days past due, and $5.2 million, or 25%, were 90 days or more past due. Of the $17.3 million of loans on nonaccrual status as of December 31, 2016, $5.1 million, or 29%, had a current payment status, $2.2 million, or 13%, were 30-89 days past due, and $10.0 million, or 58%, were 90 days or more past due.
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
Delinquencies. The past due status of a loan is determined in accordance with its contractual repayment terms. All loan types are reported past due when one scheduled payment is due and unpaid for 30 days or more. Loans 30-89 days past due increased $13.6 million, or 90%, to $28.7 million as of March 31, 2017 from $15.1 million as of December 31, 2016. The increase was primarily due to one CRE loan for $9.2 million which subsequently paid off in April 2017. Loan delinquencies can be attributed to many factors, such as continuing weakness in, or deteriorating, economic conditions in the region the collateral is located, the loss of a tenant or lower lease rates for commercial borrowers, renewal and administrative issues, or the loss of income for consumers and the resulting liquidity impacts on the borrowers. Further deterioration in the credit condition of these delinquent loans could lead to the loans going to nonaccrual status and/or being downgraded. Downgrades would generally result in additional provision for loan losses. Past due loans may be included with accruing substandard loans.
In certain instances, although very infrequently, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans 90 days or more past due, but still accruing, respectively, as of March 31, 2017 and December 31, 2016.
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
Loans that are individually evaluated for impairment require an analysis to determine the amount of impairment, if any. For collateral dependent loans, impairment would be indicated as a result of the carrying value of the loan exceeding the estimated collateral value, less costs to sell, or, for loans not considered to be collateral dependent, the net present value of the projected cash flow, discounted at the loan’s contractual effective interest rate. Generally, when a collateral dependent loan becomes impaired, an updated appraisal of the collateral, if appropriate, is obtained. If the impaired loan has not been upgraded to a performing status within a reasonable amount of time, the Bank will continue to obtain updated appraisals, as deemed necessary, especially during periods of declining property values. Normally, shortfalls in the analysis of collateral dependent loans would result in the impairment amount being charged-off to the allowance for loan losses. Shortfalls on cash flow dependent loans may be carried as specific allocations to the general reserve unless a known loss is determined to have occurred, in which case such known loss is charged-off. Based on the impairment analysis, the provision could be higher or lower than the amount of provision associated with a loan prior to its classification as impaired. See Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for detail on the Company’s treatment of impaired loans in the allowance for loan losses.
Impaired loans individually evaluated for impairment in the allowance for loan losses totaled $29.3 million as of March 31, 2017, an increase of $3.3 million, or 13%, compared to $26.0 million as of December 31, 2016. As of March 31, 2017, $10.0 million of the individually evaluated impaired loans had $1.0 million in specific reserve allocations. The remaining $19.3 million of individually evaluated impaired loans did not have specific reserve allocations due to the adequacy of collateral, prior charge-offs taken, interest collected and applied to principal, or a combination of these items. As of December 31, 2016, $11.4 million of individually evaluated impaired loans had $1.1 million in specific reserve allocations, and the remaining $14.6 million of individually evaluated impaired loans did not have specific reserve allocations.
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. As of March 31, 2017 and December 31, 2016, TDRs totaled $17.2 million and $18.1 million, respectively. As of March 31, 2017, $12.1 million of the $17.2 million in TDRs were on accrual status. As of December 31, 2016, $12.4 million of the $18.1 million in TDRs were on accrual status.

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
As of March 31, 2017, the Bank has identified $64.4 million in potential problem loans, an increase of $0.7 million, or 1%, compared to $63.7 million as of December 31, 2016. This increase was primarily due to the downgrade of two commercial and industrial loans made to a single borrower in the New England region. Numerous factors impact the level of potential problem loans including economic conditions and real estate values. These factors affect the borrower’s liquidity and, in some cases, the borrower’s ability to comply with loan covenants such as debt service coverage. When there is a loss of a major tenant in a commercial real estate building, the appraised value of the building generally declines. Loans may be downgraded when this occurs as a result of the additional risk to the borrower in obtaining a new tenant in a timely manner and negotiating a lease with similar or better terms than the previous tenant. In many cases, these loans are still current and paying as agreed, although future performance may be impacted.
The following table presents a rollforward of nonaccrual loans for the three months ended March 31, 2017 and 2016:

	As of and for the three months ended March 31,
	2017	2016
	(In thousands)
Nonaccrual loans, beginning of period	$17,315	$26,571
Transfers in to nonaccrual status	5,180	3,322
Transfers out to accrual status	(570)	(974)
Charge-offs	—	(2,746)
Paid off/ paid down	(980)	(1,817)
Nonaccrual loans, end of period	$20,945	$24,356

The following table presents a summary of credit quality by geography, based on the location of the regional offices:

	March 31, 2017	December 31, 2016
	(In thousands)
Nonaccrual loans:
New England	$14,407	$10,081
San Francisco Bay Area	2,312	2,989
Southern California	4,226	4,245
Total nonaccrual loans	$20,945	$17,315
Loans 30-89 days past due and accruing:
New England	$9,843	$10,311
San Francisco Bay Area	10,111	591
Southern California	8,771	4,235
Total loans 30-89 days past due	$28,725	$15,137
Accruing substandard loans:
New England	$12,157	$10,972
San Francisco Bay Area	15,824	15,890
Southern California	36,398	36,809
Total accruing substandard loans	$64,379	$63,671

The following table presents a summary of credit quality by loan type. The loan type assigned to the credit quality data is based on the purpose of the loan.

	March 31, 2017	December 31, 2016
	(In thousands)
Nonaccrual loans:
Commercial and industrial	$572	$572
Commercial tax exempt	4,337	—
Commercial real estate	3,856	4,583
Construction and land	147	179
Residential	10,962	10,908
Home equity	1,070	1,072
Consumer and other	1	1
Total nonaccrual loans	$20,945	$17,315
Loans 30-89 days past due and accruing:
Commercial and industrial	$2,338	$1,619
Commercial tax exempt	—	—
Commercial real estate	17,769	3,096
Construction and land	109	—
Residential	6,078	4,182
Home equity	780	245
Consumer and other	1,651	5,995
Total loans 30-89 days past due	$28,725	$15,137
Accruing substandard loans:
Commercial and industrial	$10,418	$9,277
Commercial tax exempt	—	—
Commercial real estate	49,425	49,696
Construction and land	3,147	3,297
Residential	1,387	1,399
Home equity	—	—
Consumer and other	2	2
Total accruing substandard loans	$64,379	$63,671

Liquidity
Liquidity is defined as the Company’s ability to generate adequate cash to meet its needs for day-to-day operations and material long and short-term commitments. Liquidity risk is the risk of potential loss if the Company were unable to meet its funding requirements at a reasonable cost. The Company manages its liquidity based on demand, commitments, specific events and uncertainties to meet current and future financial obligations of a short-term nature. The Company’s objective in managing liquidity is to respond to the needs of depositors and borrowers as well as earnings enhancement opportunities in a changing marketplace.
At March 31, 2017, the Company’s cash and cash equivalents amounted to $165.2 million. The Holding Company’s cash and cash equivalents amounted to $61.6 million at March 31, 2017. Management believes that the Holding Company and its affiliates, including the Bank, have adequate liquidity to meet their commitments for the foreseeable future.

Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At both March 31, 2017 and December 31, 2016, consolidated cash and cash equivalents and available-for-sale securities, less securities pledged against current borrowings and derivatives, amounted to $1.3 billion, or 16% of total assets. Future loan growth may depend upon the Company’s ability to continue to grow its core deposit levels. In addition, the Company has access to available borrowings through the FHLB totaling $0.8 billion as of March 31, 2017 compared to $0.9 billion at December 31, 2016. Combined, this liquidity totals $2.1 billion, or 26% of assets and 34% of total deposits, as of March 31, 2017, compared to $2.2 billion, or 28% of assets and 37% of total deposits, at December 31, 2016.
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
Holding Company Liquidity. The Company and some of the Company’s majority-owned affiliates hold put and call options that would require the Company to purchase (and the noncontrolling interest owners of the majority-owned affiliates to sell) the remaining noncontrolling interests in these companies at either a contractually predetermined fair value, a multiple of EBITDA, or fair value, as determined by the respective agreements. At March 31, 2017, the estimated maximum redemption value for these affiliates related to outstanding put options was $17.2 million, all of which could be redeemed within the next 12 months, under certain circumstances, and is classified on the consolidated balance sheets as redeemable noncontrolling interests. These put and call options are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data - Note 14: Noncontrolling Interests” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
The Holding Company’s primary sources of funds are dividends from its affiliates and access to the capital and debt markets. The Holding Company recognized $1.6 million in net income from discontinued operations during the three months ended March 31, 2017 related to a revenue sharing agreement with Westfield Capital Management Company, LLC (“Westfield”). This revenue sharing agreement is in effect through December 2017, and the terms are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data - Note 3: Acquisitions, Asset Sales, and Divestitures” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Other than the revenue sharing agreement with Westfield, divestitures are not ongoing sources of funds for the Holding Company. After the December 2017 payments under the revenue sharing agreement are received in 2018, the Company will not receive additional net income from Westfield. Dividends from the Bank are limited by various regulatory requirements relating to capital adequacy and retained earnings. See Part II. Item 5. “Market for Registrant’s Common Equity, Related Stockholders Matters, and Issuers Purchases of Equity Securities” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for further details.
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
The Company is required to pay interest quarterly on its junior subordinated debentures. The estimated cash outlay for the remaining nine months of 2017 for the interest payments is approximately $2.2 million based on the debt outstanding at March 31, 2017 and estimated LIBOR.
The Company presently plans to pay cash dividends on its common stock on a quarterly basis dependent upon a number of factors such as profitability, Holding Company liquidity, and the Company’s capital levels. However, the ultimate declaration of dividends by the board of directors of the Company will depend on consideration of, among other things, recent financial trends and internal forecasts, regulatory limitations, alternative uses of capital deployment, general economic conditions, and regulatory changes to capital requirements. Based on the current quarterly dividend rate of $0.11 per share, as announced by the Company on January 18, 2017, and estimated shares outstanding, the Company estimates that the amount to be paid out for dividends to common shareholders in the remaining nine months of 2017 will be approximately $27.8 million. The estimated dividend payments in 2017 could increase or decrease if the Company’s board of directors votes to increase or decrease, respectively, the current dividend rate, and/or the number of shares outstanding changes significantly.

Based on the shares of stock outstanding of 6.95% Non-Cumulative Perpetual Preferred Stock, Series D, and the dividend rate, the Company expects to pay $2.6 million in cash dividends on preferred stock for the remaining nine months of 2017. Although the rate of interest is set in the terms of the preferred stock, the quarterly preferred stock dividend payments are subject to approval by the Company’s board of directors.
In the first quarter of 2016, the Company’s board of directors approved, and received regulatory non-objection for, a share repurchase program of up to $20 million of the Company’s outstanding common shares. Under the program, shares may be repurchased from time to time in the open market for a two-year period. As of March 31, 2017, there remains $10.7 million available to be repurchased. The amount and timing of additional repurchases, if any, will be based on the Company’s continuous evaluation of the program.
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
From time to time, the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. At March 31, 2017, the Bank had unused federal fund lines of credit totaling $565.0 million with correspondent institutions to provide it with immediate access to overnight borrowings, compared to $485.0 million at December 31, 2016. At March 31, 2017, the Bank had no outstanding borrowings under the federal fund lines with these correspondent institutions and had $80.0 million of outstanding borrowings under the federal fund lines at December 31, 2016. Certain liquidity sources, such as federal funds lines, may be withdrawn by the correspondent bank at any time especially in the event of financial deterioration of the institution.
The Bank has also negotiated brokered deposit agreements with several institutions that have nationwide distribution capabilities. At March 31, 2017, the Bank had $643.7 million of brokered deposits (net of premiums paid) outstanding under these agreements, compared to $738.3 million at December 31, 2016.
If the Bank is no longer able to utilize the FHLB for borrowing, collateral currently used for FHLB borrowings could be transferred to other facilities such as the Federal Reserve’s discount window. In addition, the Bank could increase its usage of brokered deposits. Other borrowing arrangements may have higher rates than the FHLB would typically charge.

Capital Resources
Total shareholders’ equity at March 31, 2017 was $781.9 million, compared to $768.5 million at December 31, 2016, an increase of $13.4 million, or 2%. The increase in shareholders’ equity was primarily the result of net income, the change in other comprehensive income/ (loss), amortization of stock compensation, and the conversion of stock warrants, partially offset by dividends paid.
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
Effective January 1, 2015, the Company and the Bank adopted the BASEL III regulatory capital framework. Under BASEL III, the Company and the Bank were required to implement a new risk-weighted capital measure, common equity tier 1 (“CETI”), as well as a phased in capital conservation buffer. In addition, capital requirements for all banking organizations were increased. In order to avoid limitations on distributions, including dividend payments and certain discretionary bonus payments to executive officers, a capital conservation buffer must be held above the minimum risk-based capital requirements. The new rules are phased-in through 2019. The Bank and Company were in compliance with all of the requirements of the capital conservation buffer as of March 31, 2017.
To be categorized as “well capitalized,” the Company and the Bank must maintain specified minimum capital ratios. In addition, the Company and the Bank cannot be subject to any written agreement, order or capital directive or prompt corrective action to be considered “well capitalized.” Both the Company and the Bank maintained capital at levels that would be considered “well capitalized” as of March 31, 2017 under the applicable regulations.
As of March 31, 2017, quantitative measures established by regulation to ensure capital adequacy required us to maintain minimum ratios of CETI, Tier 1, and total capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations).
The following table presents the Company’s and the Bank’s amounts of regulatory capital and related ratios as of March 31, 2017 and December 31, 2016. Also presented are the minimum requirements established by the Federal Reserve and the FDIC as of those dates for the Company and the Bank, respectively, to meet applicable capital requirements and the requirements of the FDIC as of those dates for the Bank to be considered “well capitalized” under the FDIC’s prompt corrective action provisions.
The Federal Reserve, the FDIC, and the Massachusetts Division of Banks may impose higher capital ratios than those listed below based upon the results of regulatory exams. The Bank was categorized as “well capitalized” under the FDIC’s prompt corrective action provisions as of March 31, 2017 and December 31, 2016.

	Actual		For capital adequacy purposes (at least)		To be well capitalized under prompt corrective action provisions (at least)		Basel III minimum capital ratio with capital conservation buffer (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Ratio
	(In thousands)
As of March 31, 2017
Common equity tier 1 risk-based capital
Company	$578,941	9.97%	$261,308	4.5%	n/a	n/a	7.0%
Boston Private Bank	667,983	11.55	260,195	4.5	$375,837	6.5%	7.0
Tier 1 risk-based capital
Company	728,614	12.55	348,411	6.0	n/a	n/a	8.5
Boston Private Bank	667,983	11.55	346,927	6.0	462,569	8.0	8.5
Total risk-based capital
Company	801,548	13.80	464,548	8.0	n/a	n/a	10.5
Boston Private Bank	740,347	12.80	462,569	8.0	578,211	10.0	10.5
Tier 1 leverage capital
Company	728,614	9.23	315,916	4.0	n/a	n/a	4.0
Boston Private Bank	667,983	8.51	314,000	4.0	392,500	5.0	4.0

	Actual		For capital adequacy purposes (at least)		To be well capitalized under prompt corrective action provisions (at least)		Basel III minimum capital ratio with capital conservation buffer (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Ratio
	(In thousands)
As of December 31, 2016
Common equity tier 1 risk-based capital
Company	$571,663	10.00%	$257,222	4.5%	n/a	n/a	7.0%
Boston Private Bank	661,991	11.64	256,030	4.5	$369,822	6.5%	7.0
Tier 1 risk-based capital
Company	722,674	12.64	342,962	6.0	n/a	n/a	8.5
Boston Private Bank	661,991	11.64	341,374	6.0	455,165	8.0	8.5
Total risk-based capital
Company	794,584	13.90	457,283	8.0	n/a	n/a	10.5
Boston Private Bank	733,214	12.89	455,165	8.0	568,956	10.0	10.5
Tier 1 leverage capital
Company	722,674	9.42	306,848	4.0	n/a	n/a	4.0
Boston Private Bank	661,991	8.70	304,510	4.0	380,637	5.0	4.0
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
The Company has sponsored the creation of two statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. In accordance with ASC 810-10-55, Consolidation - Overall - Implementation Guidance and Illustrations - Variable Interest Entities, these statutory trusts created by the Company are not consolidated into the Company’s financial statements; however, the Company reflects the amounts of junior subordinated debentures payable to the preferred stockholders of statutory trusts as debt in its financial statements. As of both March 31, 2017 and December 31, 2016, all $100.0 million of the net balance of these trust preferred securities qualified as Tier 1 capital.

Recent Accounting Pronouncements
n May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 replaces existing revenue recognition standards and expands the disclosure requirements for revenue agreements with customers. Under the new standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to revenue associated with financial instruments such as loans and securities. Therefore, the Company’s net interest income will not be impacted by this new standard. ASU 2014-09 is effective in the first quarter of 2018. Although the Company does not anticipate any material impact of ASU 2014-09, the Company is still assessing the full impact of implementation on its consolidated financial statements and does expect additional financial statement disclosures and associated internal controls to be implemented along with the adoption of this ASU.
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
In March 2016, the FASB issued ASU 2016-09. This update is intended to simplify several aspects of the accounting for employee share-based plans such as income tax consequences, classification of awards as either liabilities or equity on the balance sheet, and classification on the statement of cash flows. The Company adopted this ASU on January 1, 2017. The adoption of this ASU will result in fluctuations in the Company’s earnings due to changes in the Company’s stock price between issuance date and settlement date of employee share-based transactions. In addition, the Company anticipates that certain stock options will expire unexercised, due to being out of the money, and the previous tax benefits will be reversed.
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
In January 2017, the FASB issued ASU 2017-04. This update is the result of the first phase of a two phase project by the FASB to reduce the cost and complexity of the goodwill impairment test. The objective of Phase 1 of the project, which resulted in ASU 2017-04, is to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. Under the provisions of this update, an entity still has the option to perform the qualitative assessment, or Step 0 test, for a reporting unit to determine if the quantitative impairment test is necessary. This ASU will be effective for any annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company elected to early adopt this ASU as of January 1, 2017. The adoption of this ASU could increase or decrease the amount of a goodwill impairment charge should any of the Company’s reporting units with goodwill fail a Step 1 test in the future, as compared to the amount of a goodwill impairment charge under the existing standards depending on the fair value of the reporting unit’s assets.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in the Interest Rate Sensitivity and Market Risk as described in Part II. Item 7A. “Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Sensitivity and Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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
Based on such evaluation, except for the exclusion noted in the preceding paragraph, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of March 31, 2017 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries, was made known to the certifying officers by others within the Company and its consolidated subsidiaries in the reports that it files or submits under the Exchange Act and is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. On a quarterly basis, the Company evaluates the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.
(b) Change in internal controls over financial reporting.
There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. Other Information

Item 1.     Legal Proceedings
The Company is involved in various legal proceedings. In the opinion of management, final disposition of these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 1A.     Risk Factors
Before deciding to invest in us or deciding to maintain or increase your investment, you should carefully consider the risks described in Part I. Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC. There have been no material changes to these risk factors since the filing of that report.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities of the Company in the first quarter of 2017.
The Company received a notice of non-objection from the Federal Reserve for a share repurchase program of up to $20 million of the Company’s outstanding common shares. Under the program, shares may be repurchased from time to time in the open market for a two-year period. The Company’s board of directors approved the program on January 27, 2016. There were no repurchases of equity securities of the Company in the first quarter of 2017. The Company has authorization to repurchase $10,661,737 of shares based on the remaining amount in the current repurchase program.

Item 3.     Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
None.

Item 6.     Exhibits
(a) Exhibits

Exhibit No.	Description	Incorporated by Reference			Filed or Furnished with this 10-Q
		Form	SEC Filing Date	Exhibit Number
10.1	Form of Performance Restricted Stock Unit Award Agreement for the Chief Executive Officer under the Boston Private Financial Holdings, Inc. Amended and Restated 2009 Stock Option and Incentive Plan				Filed
10.2	Form of Restricted Stock Unit Award Agreement for the Chief Executive Officer under the Boston Private Financial Holdings, Inc. Amended and Restated 2009 Stock Option and Incentive Plan				Filed
10.3	Form of Performance Restricted Stock Unit Award Agreement for Employees under the Boston Private Financial Holdings, Inc. Amended and Restated 2009 Stock Option and Incentive Plan				Filed
10.4	Form of Restricted Stock Unit Award Agreement for Employees under the Boston Private Financial Holdings, Inc. Amended and Restated 2009 Stock Option and Incentive Plan				Filed
10.5	Form of Restricted Stock Unit Award Agreement for Employees under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, as Amended				Filed
31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

/s/ CLAYTON G. DEUTSCH
May 4, 2017	Clayton G. Deutsch
Chief Executive Officer

/s/ DAVID J. KAYE
May 4, 2017	David J. Kaye
Executive Vice President, Chief Financial and Administrative Officer