Form 10-Q
period 2017-06-30
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2017-08-02
CIK 821127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2017:

Common Stock, Par Value $1.00 Per Share	84,082,614
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION, ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)
	June 30, 2017	December 31, 2016
	(In thousands, except share and per share data)
Assets:
Cash and cash equivalents	$97,032	$106,557
Investment securities available-for-sale (amortized cost of $1,197,171 and $1,283,161 at June 30, 2017 and December 31, 2016, respectively)	1,188,720	1,264,132
Investment securities held-to-maturity (fair value of $98,713 and $92,604 at June 30, 2017 and December 31, 2016, respectively)	99,024	93,079
Stock in Federal Home Loan Bank	45,568	44,077
Loans held for sale	2,870	3,464
Total loans	6,279,928	6,114,354
Less: Allowance for loan losses	75,009	78,077
Net loans	6,204,919	6,036,277
Other real estate owned (“OREO”)	—	1,690
Premises and equipment, net	34,135	31,827
Goodwill	142,554	142,554
Intangible assets, net	23,873	26,725
Fees receivable	12,639	13,400
Accrued interest receivable	20,680	20,479
Deferred income taxes, net	49,827	55,460
Other assets	185,805	130,753
Total assets	$8,107,646	$7,970,474
Liabilities:
Deposits	$6,381,339	$6,085,146
Securities sold under agreements to repurchase	29,232	59,624
Federal funds purchased	40,000	80,000
Federal Home Loan Bank borrowings	618,989	734,205
Junior subordinated debentures	106,363	106,363
Other liabilities	115,088	119,683
Total liabilities	7,291,011	7,185,021
Redeemable Noncontrolling Interests	17,216	16,972
Shareholders’ Equity:
Preferred stock, $1.00 par value; authorized: 2,000,000 shares; Series D, 6.95% Non-Cumulative Perpetual, issued and outstanding: 50,000 shares at June 30, 2017 and December 31, 2016; liquidation preference: $1,000 per share	47,753	47,753
Common stock, $1.00 par value; authorized: 170,000,000 shares; issued and outstanding: 84,015,141 shares at June 30, 2017 and 83,731,769 shares at December 31, 2016	84,015	83,732
Additional paid-in capital	602,507	597,454
Retained earnings	66,807	47,929
Accumulated other comprehensive income/ (loss)	(6,038)	(12,548)
Total Company’s shareholders’ equity	795,044	764,320
Noncontrolling interests	4,375	4,161
Total shareholders’ equity	799,419	768,481
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$8,107,646	$7,970,474
See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$57,736	$49,731	$111,372	$99,777
Taxable investment securities	1,592	1,507	3,262	3,101
Non-taxable investment securities	1,655	1,400	3,261	2,790
Mortgage-backed securities	3,495	2,982	6,999	6,047
Federal funds sold and other	831	405	1,431	912
Total interest and dividend income	65,309	56,025	126,325	112,627
Interest expense:
Deposits	4,949	4,075	9,480	8,257
Federal Home Loan Bank borrowings	2,489	2,139	4,600	4,092
Junior subordinated debentures	716	584	1,387	1,162
Repurchase agreements and other short-term borrowings	10	58	71	68
Total interest expense	8,164	6,856	15,538	13,579
Net interest income	57,145	49,169	110,787	99,048
Provision/ (credit) for loan losses	(6,114)	(2,535)	(6,295)	(5,668)
Net interest income after provision/ (credit) for loan losses	63,259	51,704	117,082	104,716
Fees and other income:
Investment management fees	11,081	10,627	21,920	21,285
Wealth advisory fees	12,961	12,551	25,784	25,263
Wealth management and trust fees	11,161	11,208	21,987	22,124
Other banking fee income	1,964	2,982	3,658	6,215
Gain on sale of loans, net	59	197	197	406
Gain/ (loss) on sale of investments, net	237	245	256	246
Gain/ (loss) on OREO, net	—	—	(46)	280
Other	555	(1,015)	768	(1,002)
Total fees and other income	38,018	36,795	74,524	74,817
Operating expense:
Salaries and employee benefits	43,493	40,614	89,318	83,174
Occupancy and equipment	10,779	9,928	21,428	19,515
Professional services	3,106	3,015	6,420	6,530
Marketing and business development	1,971	1,811	3,631	3,981
Contract services and data processing	1,641	1,737	3,221	3,416
Amortization of intangibles	1,426	1,586	2,852	3,172
FDIC insurance	879	1,015	1,645	2,035
Restructuring	—	905	—	2,017
Other	4,526	4,120	8,086	7,600
Total operating expense	67,821	64,731	136,601	131,440
Income before income taxes	33,456	23,768	55,005	48,093
Income tax expense	9,963	7,626	16,516	15,064
Net income from continuing operations	23,493	16,142	38,489	33,029
Net income from discontinued operations	1,063	1,245	2,695	3,310
Net income before attribution to noncontrolling interests	24,556	17,387	41,184	36,339
(Continued)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Less: Net income attributable to noncontrolling interests	1,150	989	2,116	1,900
Net income attributable to the Company	$23,406	$16,398	$39,068	$34,439
Adjustments to net income attributable to the Company to arrive at net income attributable to common shareholders	$(577)	$(970)	$(1,743)	$(1,259)
Net income attributable to common shareholders for earnings per share calculation	$22,829	$15,428	$37,325	$33,180
Basic earnings per share attributable to common shareholders:
From continuing operations:	$0.27	$0.17	$0.42	$0.37
From discontinued operations:	$0.01	$0.02	$0.03	$0.04
Total attributable to common shareholders:	$0.28	$0.19	$0.45	$0.41
Weighted average basic common shares outstanding	82,298,493	81,236,809	82,125,795	81,269,154
Diluted earnings per share attributable to common shareholders:
From continuing operations:	$0.26	$0.17	$0.41	$0.36
From discontinued operations:	$0.01	$0.01	$0.03	$0.04
Total attributable to common shareholders:	$0.27	$0.18	$0.44	$0.40
Weighted average diluted common shares outstanding	84,741,680	83,519,939	84,658,309	83,391,057

 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net income attributable to the Company	$23,406	$16,398	$39,068	$34,439
Other comprehensive income/ (loss), net of tax:
Unrealized gain/ (loss) on securities available-for-sale	4,380	6,210	6,474	15,298
Reclassification adjustment for net realized (gain)/ loss included in net income	(141)	(157)	(152)	(158)
Net unrealized gain/ (loss) on securities available-for-sale	4,239	6,053	6,322	15,140
Unrealized gain/ (loss) on cash flow hedges	(246)	(352)	(210)	(1,498)
Reclassification adjustment for net realized (gain)/ loss included in net income	206	266	386	512
Net unrealized gain/ (loss) on cash flow hedges	(40)	(86)	176	(986)
Net unrealized gain/ (loss) on other	—	—	12	—
Other comprehensive income/ (loss), net of tax	4,199	5,967	6,510	14,154
Total comprehensive income attributable to the Company, net	$27,605	$22,365	$45,578	$48,593
 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Non- controlling Interests	Total
	(In thousands, except share data)
Balance, December 31, 2015	$47,753	$83,411	$600,670	$12,886	$(1,500)	$3,393	$746,613
Net income attributable to the Company	—	—	—	34,439	—	—	34,439
Other comprehensive income/ (loss), net	—	—	—	—	14,154	—	14,154
Dividends paid to common shareholders: $0.20 per share	—	—	—	(16,602)	—	—	(16,602)
Dividends paid to preferred shareholders	—	—	—	(1,738)	—	—	(1,738)
Net change in noncontrolling interests	—	—	—	—	—	(14)	(14)
Repurchase of 399,442 shares of common stock	—	(399)	(4,096)	—	—	—	(4,495)
Net proceeds from issuance of:
76,611 shares of common stock	—	76	662	—	—	—	738
587,628 shares of incentive stock grants, net of 303,583 shares canceled or forfeited and 63,235 shares withheld for employee taxes	—	221	(959)	—	—	—	(738)
Amortization of stock compensation and employee stock purchase plan	—	—	372	—	—	—	372
Stock options exercised	—	71	458	—	—	—	529
Tax benefit/ (deficiency) from certain stock compensation awards	—	—	(749)	—	—	—	(749)
Other equity adjustments	—	—	1,631	—	—	—	1,631
Balance at June 30, 2016	$47,753	$83,380	$597,989	$28,985	$12,654	$3,379	$774,140

Balance, December 31, 2016	$47,753	$83,732	$597,454	$47,929	$(12,548)	$4,161	$768,481
Net income attributable to the Company	—	—	—	39,068	—	—	39,068
Other comprehensive income/ (loss), net	—	—	—	—	6,510	—	6,510
Dividends paid to common shareholders: $0.22 per share	—	—	—	(18,452)	—	—	(18,452)
Dividends paid to preferred shareholders	—	—	—	(1,738)	—	—	(1,738)
Net change in noncontrolling interests	—	—	—	—	—	214	214
Net proceeds from issuance of:
72,811 shares of common stock	—	73	648	—	—	—	721
87,419 incentive stock grant shares canceled or forfeited and 62,087 shares withheld for employee taxes	—	(150)	(819)	—	—	—	(969)
Exercise of warrants	—	261	1,616	—	—	—	1,877
Amortization of stock compensation and employee stock purchase plan	—	—	4,137	—	—	—	4,137
Stock options exercised	—	99	705	—	—	—	804
Other equity adjustments	—	—	(1,234)	—	—	—	(1,234)
Balance at June 30, 2017	$47,753	$84,015	$602,507	$66,807	$(6,038)	$4,375	$799,419

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six months ended June 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income attributable to the Company	$39,068	$34,439
Adjustments to arrive at net income from continuing operations
Net income attributable to noncontrolling interests	2,116	1,900
Less: Net income from discontinued operations	(2,695)	(3,310)
Net income from continuing operations	38,489	33,029
Adjustments to reconcile net income from continuing operations to net cash provided by/ (used in) operating activities:
Depreciation and amortization	10,575	10,927
Net income attributable to noncontrolling interests	(2,116)	(1,900)
Stock compensation, net of cancellations	4,137	372
Provision/ (credit) for loan losses	(6,295)	(5,668)
Loans originated for sale	(19,814)	(39,923)
Proceeds from sale of loans held for sale	20,605	43,724
Deferred income tax expense/ (benefit)	1,240	4,624
Net decrease/ (increase) in other operating activities	(6,434)	(3,472)
Net cash provided by/ (used in) operating activities of continuing operations	40,387	41,713
Net cash provided by/ (used in) operating activities of discontinued operations	2,695	3,310
Net cash provided by/ (used in) operating activities	43,082	45,023
Cash flows from investing activities:
Available-for-sale investment securities:
Purchases	(99,647)	(196,651)
Sales	103,031	29,132
Maturities, calls, redemptions, and principal payments	78,610	82,420
Held-to-maturity investment securities:
Purchases	(14,945)	—
Principal payments	8,745	10,698
(Investments)/ distributions in trusts, net	(514)	(392)
Purchase of additional Bank Owned Life Insurance (“BOLI”)	(50,000)	—
(Purchase)/ redemption of Federal Home Loan Banks stock	(1,491)	(9,193)
Net (increase)/ decrease in portfolio loans	(165,426)	(37,832)
Proceeds from recoveries of loans previously charged-off	3,748	5,956
Proceeds from sale of OREO	1,644	958
Capital expenditures, net of sale proceeds	(6,298)	(5,053)
Net cash provided by/ (used in) investing activities of continuing operations	(142,543)	(119,957)
Net cash provided by/ (used in) investing activities	(142,543)	(119,957)
(Continued)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six months ended June 30,
	2017	2016
Cash flows from financing activities:
Net increase/ (decrease) in deposits	296,193	(393,787)
Net increase/ (decrease) in securities sold under agreements to repurchase	(30,392)	(14,911)
Net increase/ (decrease) in federal funds purchased	(40,000)	180,000
Net increase/ (decrease) in short-term Federal Home Loan Bank borrowings	(90,000)	235,000
Advances of long-term Federal Home Loan Bank borrowings	46,235	47,434
Repayments of long-term Federal Home Loan Bank borrowings	(71,451)	(65,746)
Dividends paid to common shareholders	(18,452)	(16,602)
Dividends paid to preferred shareholders	(1,738)	(1,738)
Proceeds from warrant exercises	1,877	—
Repurchase of common stock	—	(4,495)
Tax benefit/ (deficiency) from certain stock compensation awards	—	(749)
Proceeds from stock option exercises	804	529
Proceeds from issuance of common stock, net	(248)	—
Distributions paid to noncontrolling interests	(2,064)	(1,844)
Other equity adjustments	(828)	(684)
Net cash provided by/ (used in) financing activities of continuing operations	89,936	(37,593)
Net cash provided by/ (used in) financing activities	89,936	(37,593)
Net increase/ (decrease) in cash and cash equivalents	(9,525)	(112,527)
Cash and cash equivalents at beginning of year	106,557	238,694
Cash and cash equivalents at end of period	$97,032	$126,167
Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$15,591	$13,646
Cash paid for income taxes, net of (refunds received)	16,600	20,834
Change in unrealized gain/ (loss) on available-for-sale securities, net of tax	6,322	15,140
Change in unrealized gain/ (loss) on cash flow hedges, net of tax	176	(986)
Change in unrealized gain/ (loss) on other, net of tax	12	—
Non-cash transactions:
Loans transferred into other real estate owned from loan portfolio	—	1,944
Loans charged-off	(521)	(3,035)
Premises and equipment transferred into/ (out of) other assets held for sale	—	891
Deposits transferred into/ (out of) held for sale	—	110,558

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
The Private Banking segment is comprised of the banking operations of Boston Private Bank & Trust Company (the “Bank” or “Boston Private Bank”), a trust company chartered by The Commonwealth of Massachusetts, insured by the Federal Deposit Insurance Corporation (the “FDIC”), and a wholly-owned subsidiary of the Company. On July 28, 2017, Boston Private Bank became a member of the Federal Reserve Bank of Boston. Boston Private Bank currently operates in three geographic markets: New England, the San Francisco Bay Area, and Southern California.
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

2.    Earnings Per Share
The treasury stock method of calculating earnings per share (“EPS”) is presented below for the three and six months ended June 30, 2017 and 2016. The following tables present the computations of basic and diluted EPS:

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
(In thousands, except share and per share data)
Basic earnings per share - Numerator:
Net income from continuing operations	$23,493	$16,142	$38,489	$33,029
Less: Net income attributable to noncontrolling interests	1,150	989	2,116	1,900
Net income from continuing operations attributable to the Company	22,343	15,153	36,373	31,129
Decrease/ (increase) in noncontrolling interests’ redemption values (1)	292	(101)	(5)	479
Dividends on preferred stock	(869)	(869)	(1,738)	(1,738)
Total adjustments to income attributable to common shareholders	(577)	(970)	(1,743)	(1,259)
Net income from continuing operations attributable to common shareholders, treasury stock method	21,766	14,183	34,630	29,870
Net income from discontinued operations	1,063	1,245	2,695	3,310
Net income attributable to common shareholders, treasury stock method	$22,829	$15,428	$37,325	$33,180

Basic earnings per share - Denominator:
Weighted average basic common shares outstanding	82,298,493	81,236,809	82,125,795	81,269,154
Per share data - Basic earnings per share from:
Continuing operations	$0.27	$0.17	$0.42	$0.37
Discontinued operations	$0.01	$0.02	$0.03	$0.04
Total attributable to common shareholders	$0.28	$0.19	$0.45	$0.41

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
(In thousands, except share and per share data)
Diluted earnings per share - Numerator:
Net income from continuing operations attributable to common shareholders, after assumed dilution	$21,766	$14,183	$34,630	$29,870
Net income from discontinued operations	1,063	1,245	2,695	3,310
Net income attributable to common shareholders, after assumed dilution	$22,829	$15,428	$37,325	$33,180
Diluted earnings per share - Denominator:
Weighted average basic common shares outstanding	82,298,493	81,236,809	82,125,795	81,269,154
Dilutive effect of:
Stock options, performance-based and time-based restricted stock, and performance-based and time-based restricted stock units, and other dilutive securities (2)	1,338,939	1,058,425	1,394,605	1,019,488
Warrants to purchase common stock (2)	1,104,248	1,224,705	1,137,909	1,102,415
Dilutive common shares	2,443,187	2,283,130	2,532,514	2,121,903
Weighted average diluted common shares outstanding (2)	84,741,680	83,519,939	84,658,309	83,391,057
Per share data - Diluted earnings per share from:
Continuing operations	$0.26	$0.17	$0.41	$0.36
Discontinued operations	$0.01	$0.01	$0.03	$0.04
Total attributable to common shareholders	$0.27	$0.18	$0.44	$0.40
Dividends per share declared and paid on common stock	$0.11	$0.10	$0.22	$0.20
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

(2)
The diluted EPS computations for the three and six months ended June 30, 2017 and 2016 do not assume the conversion, exercise, or contingent issuance of the following shares for the following periods because the result would have been anti-dilutive for the periods indicated. As a result of the anti-dilution, the potential common shares excluded from the diluted EPS computation are as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Shares excluded due to exercise price exceeding the average market price of common shares during the period (total outstanding):	(In thousands)
Potential common shares from:
Stock options	54	315	87	243
Total shares excluded due to exercise price exceeding the average market price of common shares during the period	54	315	87	243

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
Reconciliation of Reportable Segment Items
The following tables present a reconciliation of the revenues, profits, assets, and other significant items of reportable segments as of and for the three and six months ended June 30, 2017 and 2016. Interest expense on junior subordinated debentures is reported at the Holding Company.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Private Banking	(In thousands)
Net interest income	$57,783	$49,713	$112,039	$100,133
Fees and other income	2,634	2,227	4,462	5,605
Total revenues	60,417	51,940	116,501	105,738
Provision/ (credit) for loan losses	(6,114)	(2,535)	(6,295)	(5,668)
Operating expense	36,904	32,093	71,962	63,368
Income before income taxes	29,627	22,382	50,834	48,038
Income tax expense	9,209	7,038	15,478	15,412
Net income from continuing operations	20,418	15,344	35,356	32,626
Net income attributable to the Company	$20,418	$15,344	$35,356	$32,626

Assets	$7,951,911	$7,417,465	$7,951,911	$7,417,465
Depreciation	$1,343	$1,125	$2,714	$2,271

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Wealth Management and Trust	(In thousands)
Fees and other income	$11,274	$11,300	$22,195	$22,356
Operating expense (1)	11,937	13,738	25,810	29,590
Income/ (loss) before income taxes	(663)	(2,438)	(3,615)	(7,234)
Income tax expense/ (benefit)	(239)	(970)	(1,405)	(2,909)
Net income/ (loss) from continuing operations	(424)	(1,468)	(2,210)	(4,325)
Net income/ (loss) attributable to the Company	$(424)	$(1,468)	$(2,210)	$(4,325)

Assets	$74,842	$86,397	$74,842	$86,397
Amortization of intangibles	$727	$745	$1,454	$1,490
Depreciation	$341	$269	$678	$500

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Investment Management	(In thousands)
Net interest income	$4	$4	$8	$8
Fees and other income	11,091	10,646	21,950	21,305
Total revenues	11,095	10,650	21,958	21,313
Operating expense	8,346	7,895	16,700	15,919
Income before income taxes	2,749	2,755	5,258	5,394
Income tax expense	894	898	1,738	1,777
Net income from continuing operations	1,855	1,857	3,520	3,617
Noncontrolling interests	512	469	974	946
Net income attributable to the Company	$1,343	$1,388	$2,546	$2,671

Assets	$91,915	$93,975	$91,915	$93,975
Amortization of intangibles	$651	$651	$1,301	$1,301
Depreciation	$61	$74	$127	$147

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Wealth Advisory	(In thousands)
Net interest income	$29	$4	$46	$7
Fees and other income	12,980	12,579	25,823	25,321
Total revenues	13,009	12,583	25,869	25,328
Operating expense	8,943	9,171	18,386	18,865
Income before income taxes	4,066	3,412	7,483	6,463
Income tax expense	1,511	1,266	2,798	2,414
Net income from continuing operations	2,555	2,146	4,685	4,049
Noncontrolling interests	638	520	1,142	954
Net income attributable to the Company	$1,917	$1,626	$3,543	$3,095

Assets	$75,247	$76,370	$75,247	$76,370
Amortization of intangibles	$48	$190	$97	$381
Depreciation	$235	$220	$461	$435

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Holding Company and Eliminations	(In thousands)
Net interest income	$(671)	$(552)	$(1,306)	$(1,100)
Fees and other income	39	43	94	230
Total revenues	(632)	(509)	(1,212)	(870)
Operating expense	1,691	1,834	3,743	3,698
Income/ (loss) before income taxes	(2,323)	(2,343)	(4,955)	(4,568)
Income tax expense/ (benefit)	(1,412)	(606)	(2,093)	(1,630)
Net income/ (loss) from continuing operations	(911)	(1,737)	(2,862)	(2,938)
Discontinued operations	1,063	1,245	2,695	3,310
Net income/ (loss) attributable to the Company	$152	$(492)	$(167)	$372

Assets	$(86,269)	$(94,606)	$(86,269)	$(94,606)
Depreciation	$—	$10	$—	$21

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Total Company	(In thousands)
Net interest income	$57,145	$49,169	$110,787	$99,048
Fees and other income	38,018	36,795	74,524	74,817
Total revenues	95,163	85,964	185,311	173,865
Provision/ (credit) for loan losses	(6,114)	(2,535)	(6,295)	(5,668)
Operating expense	67,821	64,731	136,601	131,440
Income before income taxes	33,456	23,768	55,005	48,093
Income tax expense	9,963	7,626	16,516	15,064
Net income from continuing operations	23,493	16,142	38,489	33,029
Noncontrolling interests	1,150	989	2,116	1,900
Discontinued operations	1,063	1,245	2,695	3,310
Net income attributable to the Company	$23,406	$16,398	$39,068	$34,439

Assets	$8,107,646	$7,579,601	$8,107,646	$7,579,601
Amortization of intangibles	$1,426	$1,586	$2,852	$3,172
Depreciation	$1,980	$1,698	$3,980	$3,374
_____________________

(1)
Operating expense related to the Wealth Management and Trust segment includes no restructuring expense for the three and six months ended June 30, 2017, respectively, and $0.9 million and $2.0 million of restructuring expenses for the three months and six months ended June 30, 2016, respectively.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

4.    Investments
The following table presents a summary of investment securities:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
As of June 30, 2017
Available-for-sale securities at fair value:
U.S. government and agencies	$35,214	$38	$(593)	$34,659
Government-sponsored entities	305,318	997	(1,185)	305,130
Municipal bonds	294,616	4,674	(2,187)	297,103
Mortgage-backed securities (1)	557,148	785	(11,429)	546,504
Other	4,875	454	(5)	5,324
Total	$1,197,171	$6,948	$(15,399)	$1,188,720

Held-to-maturity securities at amortized cost:
U.S. government and agencies	$14,975	$—	(4)	$14,971
Mortgage-backed securities (1)	$84,049	$75	$(382)	$83,742
Total	$99,024	$75	$(386)	$98,713

As of December 31, 2016
Available-for-sale securities at fair value:
U.S. government and agencies	$40,704	$86	$(854)	$39,936
Government-sponsored entities	337,865	1,058	(2,259)	336,664
Municipal bonds	296,271	2,116	(4,990)	293,397
Mortgage-backed securities (1)	584,960	928	(15,561)	570,327
Other	23,361	447	—	23,808
Total	$1,283,161	$4,635	$(23,664)	$1,264,132

Held-to-maturity securities at amortized cost:
Mortgage-backed securities (1)	$93,079	$1	$(476)	$92,604
Total	$93,079	$1	$(476)	$92,604
_____________________

(1)	All mortgage-backed securities are guaranteed by U.S. government agencies or government-sponsored entities.
The following table presents the maturities of available-for-sale investment securities, based on contractual maturity, as of June 30, 2017. Certain securities are callable before their final maturity. Additionally, certain securities (such as mortgage-backed securities) are shown within the table below based on their final (contractual) maturity, but due to prepayments and amortization are expected to have shorter lives.

	Available-for-sale Securities
	Amortized cost	Fair value
	(In thousands)
Within one year	$47,251	$47,738
After one, but within five years	334,792	336,184
After five, but within ten years	334,083	327,470
Greater than ten years	481,045	477,328
Total	$1,197,171	$1,188,720

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the maturities of held-to-maturity investment securities, based on contractual maturity, as of June 30, 2017.

	Held-to-maturity Securities
	Amortized cost	Fair value
	(In thousands)
Within one year	$14,975	$14,971
After one, but within five years	—	—
After five, but within ten years	14,327	14,300
Greater than ten years	69,722	69,442
Total	$99,024	$98,713
The following table presents the proceeds from sales, gross realized gains and gross realized losses for available-for-sale securities that were sold or called during the following periods:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands)
Proceeds from sales and calls	$70,314	$13,840	$103,031	$29,132
Realized gains	255	245	274	247
Realized losses	(18)	—	(18)	(1)
The following tables present information regarding securities as of June 30, 2017 and December 31, 2016 having temporary impairment, due to the fair values having declined below the amortized cost of the individual securities, and the time period that the investments have been temporarily impaired.

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	# of securities
June 30, 2017
Available-for-sale securities	(In thousands)
U.S. government and agencies	$24,367	$(587)	$292	$(6)	$24,659	$(593)	4
Government-sponsored entities	97,093	(1,185)	—	—	97,093	(1,185)	15
Municipal bonds	74,816	(2,144)	2,020	(43)	76,836	(2,187)	47
Mortgage-backed securities (1)	457,585	(9,874)	45,366	(1,555)	502,951	(11,429)	103
Other	16	(5)	—	—	16	(5)	2
Total	$653,877	$(13,795)	$47,678	$(1,604)	$701,555	$(15,399)	171

Held-to-maturity securities
U.S. government and agencies	14,971	(4)	—	—	14,971	(4)	4
Mortgage-backed securities (1)	$66,362	$(382)	$—	$—	$66,362	$(382)	13
Total	$81,333	$(386)	$—	$—	$81,333	$(386)	17

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	# of securities
	(In thousands, except number of securities)
December 31, 2016
Available-for-sale securities
U.S. government and agencies	$19,094	$(838)	$643	$(16)	$19,737	$(854)	4
Government-sponsored entities	125,412	(2,259)	—	—	125,412	(2,259)	18
Municipal bonds	182,395	(4,957)	2,720	(33)	185,115	(4,990)	109
Mortgage-backed securities (1)	492,008	(13,988)	41,544	(1,573)	533,552	(15,561)	99
Other	—	—	—	—	—	—	—
Total	$818,909	$(22,042)	$44,907	$(1,622)	$863,816	$(23,664)	230

Held-to-maturity securities
Mortgage-backed securities (1)	$87,483	$(476)	$—	$—	$87,483	$(476)	15
Total	$87,483	$(476)	$—	$—	$87,483	$(476)	15
_____________________

(1)	All mortgage-backed securities are guaranteed by U.S. government agencies or government-sponsored entities.

As of June 30, 2017, the U.S. government and agencies securities in the table above had current Standard and Poor’s credit ratings of at least AA+. The mortgage-backed securities in the table above had current Standard and Poor’s credit ratings of at least AA. The municipal bonds in the table above had a current Standard and Poor’s credit rating of at least AA- or a current Moody’s credit rating of at least Aa2. The other securities consisted of equity securities. At June 30, 2017, the Company does not consider these investments other-than-temporarily impaired because the decline in fair value on investments is primarily attributed to changes in interest rates and not credit quality.
As of December 31, 2016, the U.S. government and agencies, and mortgage-backed securities in the table above had current Standard and Poor’s credit ratings of AAA. The municipal bonds in the table above had a current Standard and Poor’s credit rating of at least AA-. The other securities consisted of equity securities.
At June 30, 2017 and December 31, 2016, the amount of investment securities in an unrealized loss position greater than 12 months, as well as in total, was primarily due to changes in interest rates. As of June 30, 2017, the Company had no intent to sell any securities in an unrealized loss position and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized loss amounts.
Cost method investments, which are included in other assets, can be temporarily impaired when the fair values decline below the amortized costs of the individual investments. There were no cost method investments with unrealized losses as of June 30, 2017 or December 31, 2016. The Company’s cost method investments primarily include low income housing partnerships which generate tax credits. The Company also holds partnership interests in venture capital funds formed to provide financing to small businesses and to promote community development. The Company had $34.1 million and $34.2 million in cost method investments included in other assets as of June 30, 2017 and December 31, 2016, respectively.

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
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of June 30, 2017	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available-for-sale securities:
U.S. government and agencies	$34,659	$34,366	$293	$—
Government-sponsored entities	305,130	—	305,130	—
Municipal bonds	297,103	—	297,103	—
Mortgage-backed securities	546,504	—	546,504	—
Other	5,324	5,324	—	—
Total available-for-sale securities	1,188,720	39,690	1,149,030	—
Derivatives - interest rate customer swaps	16,120	—	16,120	—
Derivatives - customer foreign exchange forwards	1	—	1	—
Derivatives - risk participation agreement	1	—	1	—
Other investments	6,624	6,624	—	—

Liabilities:
Derivatives - interest rate customer swaps	$16,294	$—	$16,294	$—
Derivatives - customer foreign exchange forwards	1	—	1	—
Derivatives - interest rate swaps	736	—	736	—
Derivatives - risk participation agreement	141	—	141	—
Other liabilities	6,624	6,624	—	—

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

		Fair value measurements at reporting date using:
	As of December 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available-for-sale securities:
U.S. government and agencies	$39,936	$39,293	$643	$—
Government-sponsored entities	336,664	—	336,664	—
Municipal bonds	293,397	—	293,397	—
Mortgage-backed securities	570,327	—	570,327	—
Other	23,808	23,808	—	—
Total available-for-sale securities	1,264,132	63,101	1,201,031	—
Derivatives - interest rate customer swaps	17,032	—	17,032	—
Derivatives - risk participation agreement	15	—	15	—
Other investments	6,110	6,110	—	—

Liabilities:
Derivatives - interest rate customer swaps	$16,560	$—	$16,560	$—
Derivatives - interest rate swaps	1,040	—	1,040	—
Derivatives - risk participation agreement	6	—	6	—
Other liabilities	6,110	6,110	—	—
As of June 30, 2017 and December 31, 2016, available-for-sale securities consisted primarily of U.S. government and agencies securities, government-sponsored entities securities, municipal bonds, mortgage-backed securities, and other available-for-sale securities. The equities (which are categorized as other available-for-sale securities) are valued with prices quoted in active markets. The U.S. Treasury securities, as of both June 30, 2017 and December 31, 2016, are valued with prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement. The government-sponsored entities securities, municipal bonds, mortgage-backed securities, and certain investments in Small Business Administration (“SBA”) loans (which are categorized as U.S. government and agencies securities) generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets. Therefore, they have been categorized as a Level 2 measurement. No investments held as of June 30, 2017 or December 31, 2016 were categorized as Level 3. There were no changes in the valuation techniques used for measuring the fair value of available-for-sale securities in the six month periods ended June 30, 2017 or 2016.
In managing its interest rate risk, the Company utilizes derivative instruments such as interest rate customer swaps, interest rate swaps, and risk participation agreements. As a service to its customers, the Company may utilize derivative instruments such as customer foreign exchange forward contracts to manage its foreign exchange risk, if any. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, they have been categorized as a Level 2 measurement as of June 30, 2017 and December 31, 2016. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements-Note 8: Derivatives and Hedging Activities” for further details.
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
The Company has determined that the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As a result, the Company has

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy as of June 30, 2017 and December 31, 2016.
Other investments, which are not considered available-for-sale investments, consist of deferred compensation trusts, which consist of publicly traded mutual fund investments that are valued at prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement as of June 30, 2017 and December 31, 2016.
There were no transfers between levels for assets or liabilities recorded at fair value on a recurring basis during the three or six month periods ended June 30, 2017 and 2016.
There were no Level 3 assets valued on a recurring basis at June 30, 2017 or December 31, 2016.
The following tables present the Company’s assets and liabilities measured at fair value on a non-recurring basis during the periods ended June 30, 2017 and 2016, respectively, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of June 30, 2017	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended June 30, 2017	Six months ended June 30, 2017
	(In thousands)
Assets:
Impaired loans (1)	$1,040	$—	$—	$1,040	$(221)	$(219)
_____________________

(1)	Collateral-dependent impaired loans held at June 30, 2017 that had write-downs in fair value or whose specific reserve changed during the first six months of 2017.

	As of June 30, 2016	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended June 30, 2016	Six months ended June 30, 2016
	(In thousands)
Assets:
Impaired loans (1)	$7,806	$—	$—	$7,806	$—	$(2,064)
_____________________

(1)	Collateral-dependent impaired loans held at June 30, 2016 that had write-downs in fair value or whose specific reserve changed during the first six months of 2016.
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	As of June 30, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$1,040	Appraisals of Collateral	Discount for costs to sell	0% - 7%	6%
			Appraisal adjustments	0% - 20%	16%

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of June 30, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$7,806	Appraisals of Collateral	Discount for costs to sell	6% - 13%	7%
			Appraisal adjustments	20% - 40%	37%
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
The following tables present the carrying values and fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis:

	As of June 30, 2017
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$97,032	$97,032	$97,032	$—	$—
Investment securities held-to-maturity	99,024	98,713	14,971	83,742	—
Loans held for sale	2,870	2,926	—	2,926	—
Loans, net	6,204,919	6,237,522	—	—	6,237,522
Other financial assets	78,887	78,887	—	78,887	—
FINANCIAL LIABILITIES:
Deposits	6,381,339	6,381,071	—	6,381,071	—
Securities sold under agreements to repurchase	29,232	29,232	—	29,232	—
Federal funds purchased	40,000	40,000	—	40,000	—
Federal Home Loan Bank borrowings	618,989	620,176	—	620,176	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	1,889	1,889	—	1,889	—

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of December 31, 2016
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$106,557	$106,557	$106,557	$—	$—
Investment securities held-to-maturity	93,079	92,604	—	92,604	—
Loans held for sale	3,464	3,428	—	3,428	—
Loans, net	6,036,277	6,021,611	—	—	6,021,611
Other financial assets	77,956	77,956	—	77,956	—
FINANCIAL LIABILITIES:
Deposits	6,085,146	6,084,765	—	6,084,765	—
Securities sold under agreements to repurchase	59,624	59,624	—	59,624	—
Federal funds purchased	80,000	80,000	—	80,000	—
Federal Home Loan Bank borrowings	734,205	734,941	—	734,941	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	1,942	1,942	—	1,942	—
The estimated fair values have been determined by using available quoted market information or other appropriate valuation methodologies. The aggregate fair value amounts presented above do not represent the underlying value of the financial assets and liabilities to the Company taken as a whole as they do not reflect any premium or discount the Company might recognize if the asset were sold or the liability sold, settled or redeemend. An excess of fair value over book value on financial assets represents a premium, or gain, the Company might recognize if the asset were sold, while an excess of book value over fair value on financial liabilities represents a premium, or gain, the company might recognize if the liability were sold, settled, or redeemed prior to maturity. Conversely, losses would be recognized if an asset was sold where the book value exceeded the fair value or a liability was sold where the fair value exceeded the book value.
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
Held-to-maturity investment securities
Held-to-maturity securities currently include mortgage-backed securities and U.S. Treasury securities. The U.S. Treasury securities as of June 30, 2017 are valued with prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement. There were no U.S. Treasury securities held-to-maturity as of December 31, 2016. The mortgage-backed securities are fixed income instruments that are not quoted on an exchange, but may be traded in active markets. The fair value of these securities is based on quoted market prices obtained from external pricing services. The principal market for our securities portfolio is the secondary institutional market, with an exit price that is predominantly reflective of bid level pricing in that market. Accordingly, these held-to-maturity mortgage-backed securities are included in the Level 2 fair value category.

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
Total loans include deferred loan origination (fees)/ costs, net, of $6.6 million and $5.9 million as of June 30, 2017 and December 31, 2016, respectively.
The following table presents a summary of the loan portfolio by portfolio segment and class of receivable as of the dates indicated:

	June 30, 2017	December 31, 2016
	(In thousands)
Commercial and industrial	$541,756	$611,370
Commercial tax exempt	416,157	398,604
Total commercial and industrial	957,913	1,009,974
Commercial real estate	2,356,345	2,302,244
Construction and land	130,904	104,839
Residential	2,525,225	2,379,861
Home equity	108,549	118,817
Consumer and other	200,992	198,619
Total	$6,279,928	$6,114,354
The following table presents nonaccrual loans receivable by portfolio segment and class of receivable as of the dates indicated:

	June 30, 2017	December 31, 2016
	(In thousands)
Commercial and industrial	$697	$572
Commercial tax exempt	—	—
Total commercial and industrial	697	572
Commercial real estate	3,004	4,583
Construction and land	232	179
Residential	11,173	10,908
Home equity	1,070	1,072
Consumer and other	—	1
Total	$16,176	$17,315
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, although infrequent, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans 90 days or more past due, but still accruing as of both June 30, 2017 and December 31, 2016. The Bank’s policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six consecutive months). For troubled debt restructured loans (“TDRs”), a return to accrual status generally requires timely payments for a period of six months in accordance with the restructured loan terms, along with meeting other criteria.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables show the payment status of loans by class of receivable as of the dates indicated:

	June 30, 2017
	Accruing Past Due			Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Total Accruing Past Due	Current	30-89 Days Past Due	90 Days or Greater Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$665	$—	$665	$445	$78	$174	$697	$540,394	$541,756
Commercial tax exempt	—	—	—	—	—	—	—	416,157	416,157
Commercial real estate	—	182	182	970	101	1,933	3,004	2,353,159	2,356,345
Construction and land	—	—	—	65	17	150	232	130,672	130,904
Residential	—	1,140	1,140	4,251	233	6,689	11,173	2,512,912	2,525,225
Home equity	90	339	429	—	—	1,070	1,070	107,050	108,549
Consumer and other	747	31	778	—	—	—	—	200,214	200,992
Total	$1,502	$1,692	$3,194	$5,731	$429	$10,016	$16,176	$6,260,558	$6,279,928

	December 31, 2016
	Accruing Past Due			Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Total Accruing Past Due	Current	30-89 Days Past Due	90 Days or Greater Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$541	$1,078	$1,619	$537	$—	$35	$572	$609,179	$611,370
Commercial tax exempt	—	—	—	—	—	—	—	398,604	398,604
Commercial real estate	3,096	—	3,096	2,311	835	1,437	4,583	2,294,565	2,302,244
Construction and land	—	—	—	129	12	38	179	104,660	104,839
Residential	3,646	536	4,182	2,148	1,274	7,486	10,908	2,364,771	2,379,861
Home equity	245	—	245	—	80	992	1,072	117,500	118,817
Consumer and other	5,995	—	5,995	1	—	—	1	192,623	198,619
Total	$13,523	$1,614	$15,137	$5,126	$2,201	$9,988	$17,315	$6,081,902	$6,114,354
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
The following tables present the loan portfolio’s credit risk profile by internally assigned grade and class of receivable as of the dates indicated:

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	June 30, 2017
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Substandard	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$522,349	$12,135	$6,575	$697	$541,756
Commercial tax exempt	410,535	5,622	—	—	416,157
Commercial real estate	2,273,184	40,177	39,980	3,004	2,356,345
Construction and land	123,420	4,330	2,922	232	130,904
Residential	2,512,682	—	1,370	11,173	2,525,225
Home equity	107,479	—	—	1,070	108,549
Consumer and other	200,741	—	251	—	200,992
Total	$6,150,390	$62,264	$51,098	$16,176	$6,279,928

	December 31, 2016
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Substandard	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$591,388	$10,133	$9,277	$572	$611,370
Commercial tax exempt	388,544	10,060	—	—	398,604
Commercial real estate	2,230,732	17,233	49,696	4,583	2,302,244
Construction and land	101,254	109	3,297	179	104,839
Residential	2,367,554	—	1,399	10,908	2,379,861
Home equity	117,745	—	—	1,072	118,817
Consumer and other	198,616	—	2	1	198,619
Total	$5,995,833	$37,535	$63,671	$17,315	$6,114,354

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present, by class of receivable, the balance of impaired loans with and without a related allowance, the associated allowance for those impaired loans with a related allowance, and the total unpaid principal on impaired loans:

	As of and for the three and six months ended June 30, 2017
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	QTD Average Recorded Investment	YTD Average Recorded Investment	QTD Interest Income Recognized while Impaired	YTD Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$1,771	$2,377	n/a	$1,667	$1,703	$12	$25
Commercial tax exempt	—	—	n/a	1,084	1,859	80	80
Commercial real estate	2,879	6,429	n/a	3,358	3,824	724	970
Construction and land	232	568	n/a	190	181	—	—
Residential	9,600	9,971	n/a	9,561	8,958	78	179
Home equity	—	—	n/a	—	—	—	—
Consumer and other	—	—	n/a	—	—	—	—
Subtotal	14,482	19,345	n/a	15,860	16,525	894	1,254
With an allowance recorded:
Commercial and industrial	—	—	$—	—	—	—	—
Commercial tax exempt	—	—	—	—	—	—	—
Commercial real estate	6,996	7,425	453	7,011	7,042	96	171
Construction and land	—	—	—	—	—	—	—
Residential	2,503	2,503	507	2,613	3,312	23	62
Home equity	36	36	21	37	37	—	—
Consumer and other	—	—	—	—	—	—	—
Subtotal	9,535	9,964	981	9,661	10,391	119	233
Total:
Commercial and industrial	1,771	2,377	—	1,667	1,703	12	25
Commercial tax exempt	—	—	—	1,084	1,859	80	80
Commercial real estate	9,875	13,854	453	10,369	10,866	820	1,141
Construction and land	232	568	—	190	181	—	—
Residential	12,103	12,474	507	12,174	12,270	101	241
Home equity	36	36	21	37	37	—	—
Consumer and other	—	—	—	—	—	—	—
Total	$24,017	$29,309	$981	$25,521	$26,916	$1,013	$1,487
_____________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three and six months ended June 30, 2016
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	QTD Average Recorded Investment	YTD Average Recorded Investment	QTD Interest Income Recognized while Impaired	YTD Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$8,595	$10,622	n/a	$5,668	$4,107	$59	$71
Commercial tax exempt	—	—	n/a	—	—	—	—
Commercial real estate	7,780	14,088	n/a	9,794	10,764	504	542
Construction and land	861	1,793	n/a	2,337	1,797	—	—
Residential	7,653	8,013	n/a	7,565	7,389	57	114
Home equity	—	—	n/a	—	—	—	—
Consumer and other	—	—	n/a	—	—	—	—
Subtotal	24,889	34,516	n/a	25,364	24,057	620	727
With an allowance recorded:
Commercial and industrial	37	37	$22	44	31	—	1
Commercial tax exempt	—	—	—	—	—	—	—
Commercial real estate	7,233	7,662	640	7,266	7,294	78	158
Construction and land	—	—	—	—	943	—	—
Residential	5,682	5,682	439	5,630	5,958	36	79
Home equity	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—
Subtotal	12,952	13,381	1,101	12,940	14,226	114	238
Total:
Commercial and industrial	8,632	10,659	22	5,712	4,138	59	72
Commercial tax exempt	—	—	—	—	—	—	—
Commercial real estate	15,013	21,750	640	17,060	18,058	582	700
Construction and land	861	1,793	—	2,337	2,740	—	—
Residential	13,335	13,695	439	13,195	13,347	93	193
Home equity	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—
Total	$37,841	$47,897	$1,101	$38,304	$38,283	$734	$965
_____________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the year ended December 31, 2016
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$1,793	$2,155	n/a	$5,288	$249
Commercial tax exempt	—	—	n/a	—	—
Commercial real estate	4,488	9,647	n/a	8,520	1,032
Construction and land	179	507	n/a	1,069	48
Residential	8,134	8,506	n/a	7,446	211
Home equity	—	—	n/a	—	—
Consumer and other	—	—	n/a	—	—
Subtotal	14,594	20,815	n/a	22,323	1,540
With an allowance recorded:
Commercial and industrial	—	—	$—	31	1
Commercial tax exempt	—	—	—	—	—
Commercial real estate	7,115	7,544	548	7,230	314
Construction and land	—	—	—	507	—
Residential	4,284	4,284	565	5,505	143
Home equity	37	37	22	3	—
Consumer and other	—	—	—	—	—
Subtotal	11,436	11,865	1,135	13,276	458
Total:
Commercial and industrial	1,793	2,155	—	5,319	250
Commercial tax exempt	—	—	—	—	—
Commercial real estate	11,603	17,191	548	15,750	1,346
Construction and land	179	507	—	1,576	48
Residential	12,418	12,790	565	12,951	354
Home equity	37	37	22	3	—
Consumer and other	—	—	—	—	—
Total	$26,030	$32,680	$1,135	$35,599	$1,998
_____________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.
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
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

forgiveness. As of June 30, 2017 and December 31, 2016, TDRs totaled $16.6 million and $18.1 million, respectively. As of June 30, 2017, $11.9 million of the $16.6 million in TDRs were on accrual status. As of December 31, 2016, $12.4 million of the $18.1 million in TDRs were on accrual status.
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
There were no loans that were restructured or defaulted as of and during the three and six months ended June 30, 2017. The following tables present the balance of TDRs that were restructured or defaulted during the periods indicated and the types of concessions granted:

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

	As of and for the six months ended June 30, 2016
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

7.    Allowance for Loan Losses
The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $75.0 million and $78.1 million at June 30, 2017 and December 31, 2016, respectively.
The following tables present a summary of the changes in the allowance for loan losses for the periods indicated:

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2017	2016	2017	2016
	(In thousands)
Allowance for loan losses, beginning of period:
Commercial and industrial	$12,291	$14,343	$12,751	$15,814
Commercial real estate	51,164	44,519	50,412	44,215
Construction and land	3,197	5,551	3,039	6,322
Residential	10,090	10,634	10,449	10,544
Home equity	987	1,079	1,035	1,085
Consumer and other	302	301	391	520
Total allowance for loan losses, beginning of period	78,031	76,427	78,077	78,500
Loans charged-off:
Commercial and industrial	(218)	—	(218)	(2,108)
Commercial real estate	—	—	—	—
Construction and land	—	—	—	(400)
Residential	—	—	(58)	(501)
Home equity	—	—	—	—
Consumer and other	(245)	(19)	(245)	(26)
Total charge-offs	(463)	(19)	(521)	(3,035)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2017	2016	2017	2016
	(In thousands)
Recoveries on loans previously charged-off:
Commercial and industrial	67	82	154	1,376
Commercial real estate	3,479	1,791	3,529	3,942
Construction and land	—	—	—	627
Residential	—	4	47	4
Home equity	—	—	—	—
Consumer and other	9	3	18	7
Total recoveries	3,555	1,880	3,748	5,956
Provision/ (credit) for loan losses:
Commercial and industrial	(468)	(1,179)	(1,015)	(1,836)
Commercial real estate	(6,507)	(803)	(5,805)	(2,650)
Construction and land	388	(811)	546	(1,809)
Residential	192	114	(156)	705
Home equity	(58)	60	(106)	54
Consumer and other	339	84	241	(132)
Total provision/(credit) for loan losses	(6,114)	(2,535)	(6,295)	(5,668)
Allowance for loan losses at end of period:
Commercial and industrial	11,672	13,246	11,672	13,246
Commercial real estate	48,136	45,507	48,136	45,507
Construction and land	3,585	4,740	3,585	4,740
Residential	10,282	10,752	10,282	10,752
Home equity	929	1,139	929	1,139
Consumer and other	405	369	405	369
Total allowance for loan losses at end of period	$75,009	$75,753	$75,009	$75,753

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
The following tables present the Company’s allowance for loan losses and loan portfolio at June 30, 2017 and December 31, 2016 by portfolio segment, disaggregated by method of impairment analysis. The Company had no loans acquired with deteriorated credit quality at June 30, 2017 or December 31, 2016.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	June 30, 2017
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses
	(In thousands)
Commercial and industrial	$1,771	$—	$956,142	$11,672	$957,913	$11,672
Commercial real estate	9,875	453	2,346,470	47,683	2,356,345	48,136
Construction and land	232	—	130,672	3,585	130,904	3,585
Residential	12,103	507	2,513,122	9,775	2,525,225	10,282
Home equity	36	21	108,513	908	108,549	929
Consumer	—	—	200,992	405	200,992	405
Total	$24,017	$981	$6,255,911	$74,028	$6,279,928	$75,009

	December 31, 2016
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses
	(In thousands)
Commercial and industrial	$1,793	$—	$1,008,181	$12,751	$1,009,974	$12,751
Commercial real estate	11,603	548	2,290,641	49,864	2,302,244	50,412
Construction and land	179	—	104,660	3,039	104,839	3,039
Residential	12,418	565	2,367,443	9,884	2,379,861	10,449
Home equity	37	22	118,780	1,013	118,817	1,035
Consumer	—	—	198,619	391	198,619	391
Total	$26,030	$1,135	$6,088,324	$76,942	$6,114,354	$78,077

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2017 and December 31, 2016:

	June 30, 2017				December 31, 2016
	Asset derivatives		Liability derivatives		Asset derivatives		Liability derivatives
	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$(736)	Other assets	$—	Other liabilities	$(1,040)
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	16,120	Other liabilities	(16,294)	Other assets	17,032	Other liabilities	(16,560)
Risk participation agreements	Other assets	1	Other liabilities	(141)	Other assets	15	Other liabilities	(6)
Foreign exchange contracts	Other assets	1	Other liabilities	(1)	Other assets	—	Other liabilities	—
Total		$16,122		$(17,172)		$17,047		$(17,606)
_____________________

(1)	For additional details, see Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements-Note 5: Fair Value Measurements.”

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present the effect of the Company’s derivative financial instruments in the consolidated statements of operations for the three and six months ended June 30, 2017 and 2016:

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion) (1)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)
	Three months ended June 30,			Three months ended June 30,
	2017	2016		2017	2016
(In thousands)
Interest rate products	$(425)	$(643)	Interest expense	$(357)	$(453)
Total	$(425)	$(643)		$(357)	$(453)
_____________________

(1)
There was an additional $2 thousand gain related to the ineffective portion for the three months ended as of June 30, 2017 and $3 thousand gain related to the ineffective portion for the three months ended as of June 30, 2016.

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion) (1)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)
	Six months ended June 30,			Six months ended June 30,
	2017	2016		2017	2016
(In thousands)
Interest rate products	$(358)	$(2,591)	Interest expense	$(660)	$(914)
Total	$(358)	$(2,591)		$(660)	$(914)
____________________

(1)
There was an additional $2 thousand loss related to the ineffective portion for the six months ended as of June 30, 2017 and $45 thousand gain related to the ineffective portion for the six months ended as of June 30, 2016.

The following table presents the components of the Company’s accumulated other comprehensive income/ (loss) related to the derivatives for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands)
Accumulated other comprehensive income/ (loss) on cash flow hedges, balance at beginning of period	$(389)	$(2,023)	$(605)	$(1,123)
Net change in unrealized gain/ (loss) on cash flow hedges	(40)	(86)	176	(986)
Accumulated other comprehensive income/ (loss) on cash flow hedges, balance at end of period	$(429)	$(2,109)	$(429)	$(2,109)
The Bank has agreements with its derivative counterparties that contain provisions where, if the Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Bank could also be declared in default on its derivative obligations. The Bank was in compliance with these provisions as of June 30, 2017 and December 31, 2016.
The Bank also has agreements with certain of its derivative counterparties that contain provisions where, if the Bank fails to maintain its status as a well- or adequately-capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations under the agreements. The Bank was in compliance with these provisions as of June 30, 2017 and December 31, 2016.
Certain of the Bank’s agreements with its derivative counterparties contain provisions where, if specified, events or conditions occur that materially change the Bank’s creditworthiness in an adverse manner, the Bank may be required to fully collateralize its obligations under the derivative instruments. The Bank was in compliance with these provisions as of June 30, 2017 and December 31, 2016.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

As of June 30, 2017 and December 31, 2016, the termination amounts related to collateral determinations of derivatives in a liability position were $4.5 million and $3.4 million, respectively. The Company has minimum collateral posting thresholds with its derivative counterparties and pledged securities with market values of $8.0 million and $1.9 million, respectively, as of June 30, 2017 and December 31, 2016, against its obligations under these agreements. The collateral posted is typically greater than the current liability position; however, due to timing of liability position changes at period end, the funding of a collateral shortfall may take place shortly following period end.
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy.  These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments.  The Company has entered into interest rate swaps to hedge London Interbank Offered Rate (“LIBOR”) -indexed brokered deposits and the LIBOR component of the total cost of certain FHLB borrowings.
To accomplish this objective and strategy, the Bank has entered into a total of seven interest rate swaps, two during 2017 with effective dates of March 22, 2017 and five during 2013 with effective dates of December 1, 2014, September 2, 2014, June 1, 2014, March 1, 2014, and August 1, 2013.
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
The five interest rate swaps entered into during 2013 each have a notional amount of $25 million and have terms ranging from three to six years. The interest rate swaps effectively fix the Bank’s interest payments on $125 million of its LIBOR-indexed deposit liabilities at rates between 1.68% and 2.32%, with a weighted average rate of 1.98%.
The Company uses the “Hypothetical Derivative Method” described in ASC 815, Derivatives and Hedging (“ASC 815”), for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (“OCI”) (outside of earnings) and subsequently reclassified to earnings in interest and dividend income when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of operations as part of fees and other income. There was an immaterial amount of hedge ineffectiveness during the three and six months ended June 30, 2017 and 2016. The Company monitors the risk of counterparty default on an ongoing basis.
A portion of the balance reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made or received on the Company’s interest rate swaps. During the next twelve months, the Company estimates that $0.7 million will be reclassified as an increase in interest expense.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

Non-designated Hedges
Derivatives not designated as hedges are not speculative and result from two different services the Bank provides to qualified commercial clients. The Bank offers certain derivative products directly to such clients. The Bank economically hedges derivative transactions executed with commercial clients by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of these programs are not designated in ASC 815-qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset through earnings. The net effect on earnings is primarily driven by changes in the credit valuation adjustment (“CVA”). The CVA represents the dollar amount of fair value adjustment related to nonperformance risk of both the Bank and its counterparties. Fees earned in connection with the execution of derivatives related to this program are recognized in the consolidated statement of operations in other income. As of June 30, 2017 and December 31, 2016, the Bank had 138 and 136 derivatives, respectively, related to this program, comprised of interest rate swaps and caps, with an aggregate notional amount of $1.1 billion for both periods. As of June 30, 2017, there were two foreign currency exchange contracts outstanding related to this program with an aggregate notional amount of $0.1 million, and as of December 31, 2016, there was one foreign currency exchange contract with an aggregate notional amount of less than $0.1 million.
In addition, as a participant lender, the Bank has guaranteed performance on the pro-rated portion of swaps executed by other financial institutions. As the participant lender, the Bank is providing a partial guarantee, but is not a direct party to the related swap transactions. The Bank has no obligations under the risk participation agreements unless the borrower defaults on their swap transaction with the lead bank and the swap is in a liability position to the borrower. In that instance, the Bank has agreed to pay the lead bank a portion of the swap’s termination value at the time of the default. The derivative transactions entered into as part of these agreements are not designated, as per ASC 815, as qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. As of June 30, 2017, there were six of these risk participation transactions with an aggregate notional amount of $48.2 million and, as of December 31, 2016, there were two of these risk participation transactions with an aggregate notional amount of $13.3 million.
The Bank has also participated out to another financial institution a pro-rated portion of two swaps executed by the Bank. The other financial institution has no obligations under the risk participation agreements unless the borrowers default on their swap transactions with the Bank and the swaps are in liability positions to the borrower. In those instances, the other financial institution has agreed to pay the Bank a portion of the swap’s termination value at the time of the default. The derivative transactions entered into as part of these agreements are not designated, as per ASC 815, as qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. The pro-rated notional amount of these risk participation transactions was $6.1 million as of both June 30, 2017 and December 31, 2016.
The following table presents the effect of the Bank’s derivative financial instruments not designated as hedging instruments in the consolidated statement of operations for the three and six months ended June 30, 2017 and 2016.

		Amount of gain or (loss), net, recognized in income on derivatives
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivatives	Three months ended June 30,		Six months ended June 30,
		2017	2016	2017	2016
		(In thousands)
Interest rate products	Other income/ (expense)	$(324)	$(1,554)	$(646)	$(2,159)
Risk participation agreements	Other income/ (expense)	320	7	320	13
Total		$(4)	$(1,547)	$(326)	$(2,146)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

9.    Income Taxes
The following table presents the components of income tax expense for continuing operations, discontinued operations, noncontrolling interests and the Company:

	Six months ended June 30,
	2017	2016
	(In thousands)
Income from continuing operations:
Income before income taxes	$55,005	$48,093
Income tax expense	16,516	15,064
Net income from continuing operations	$38,489	$33,029
Effective tax rate, continuing operations	30.0%	31.3%

Income from discontinued operations:
Income before income taxes	$4,606	$5,658
Income tax expense	1,911	2,348
Net income from discontinued operations	$2,695	$3,310
Effective tax rate, discontinued operations	41.5%	41.5%

Less: Income attributable to noncontrolling interests:
Income before income taxes	$2,116	$1,900
Income tax expense	—	—
Net income attributable to noncontrolling interests	$2,116	$1,900
Effective tax rate, noncontrolling interests	—%	—%

Income attributable to the Company
Income before income taxes	$57,495	$51,851
Income tax expense	18,427	17,412
Net income attributable to the Company	$39,068	$34,439
Effective tax rate attributable to the Company	32.0%	33.6%
The effective tax rate for continuing operations for the six months ended June 30, 2017 of 30.0%, with related tax expense of $16.5 million, was calculated based on a projected 2017 annual effective tax rate. The effective tax rate was less than the statutory rate of 35% due primarily to earnings from tax-exempt investments, income tax credits, and income attributable to noncontrolling interests. These items were partially offset by state and local income taxes.
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
The effective tax rate for continuing operations for the six months ended June 30, 2017 is lower than the effective tax rate for the same period in 2016 due primarily to a projected increase in earnings from tax-exempt investments and loans in 2017 as compared to 2016.
In the first quarter of 2017, the Company adopted ASU 2016-09. The impact of ASU 2016-09 for the six months ended June 30, 2017, was a decrease in income tax expense of $0.1 million due to the fair value at the time of vesting of share-based compensation as compared to the grant date fair value, partially offset by stock options expiring unexercised due to being out of the money. There was no significant change to the Company’s effective tax rate related to the adoption of this ASU.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

10.    Noncontrolling Interests
At the Company, noncontrolling interests consist of equity owned by management of the Company’s respective majority-owned affiliates. Net income attributable to noncontrolling interests in the consolidated statements of operations represents the net income allocated to the noncontrolling interest owners of the affiliates. Net income allocated to the noncontrolling interest owners was $1.2 million and $1.0 million for the three month periods ended June 30, 2017 and 2016, respectively, and $2.1 million and $1.9 million for the six month periods ended June 30, 2017 and 2016, respectively.
On the consolidated balance sheets, noncontrolling interests are included as the sum of the capital and undistributed profits allocated to the noncontrolling interest owners. Typically, this balance is included in a company’s permanent shareholders’ equity in the consolidated balance sheets. When the noncontrolling interest owners’ rights include certain redemption features, as described in ASC 480, Distinguishing Liabilities from Equity, such redeemable noncontrolling interests are classified as mezzanine equity and are not included in permanent shareholders’ equity. Due to the redemption features of the noncontrolling interests, the Company had redeemable noncontrolling interests held in mezzanine equity in the accompanying consolidated balance sheets of $17.2 million and $17.0 million at June 30, 2017 and December 31, 2016, respectively. The aggregate amount of such redeemable noncontrolling equity interests are recorded at the estimated maximum redemption values. In addition, the Company had $4.4 million and $4.2 million in noncontrolling interests included in permanent shareholder’s equity at June 30, 2017 and December 31, 2016, respectively.
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
The following table presents, by affiliate, the noncontrolling interests included as redeemable noncontrolling interests and noncontrolling interests in mezzanine and permanent equity, respectively, at the periods indicated:

	June 30, 2017	December 31, 2016
	(In thousands)
Anchor	$10,991	$10,934
BOS	7,178	6,782
DGHM (1)	3,422	3,417
Total	$21,591	$21,133
Redeemable noncontrolling interests	$17,216	$16,972
Noncontrolling interests	$4,375	$4,161
_____________________
(1)    Only includes redeemable noncontrolling interests.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present a rollforward of the Company’s redeemable noncontrolling interests and noncontrolling interests for the periods indicated:

	Three months ended		Six months ended
	June 30, 2017		June 30, 2017
	Redeemable noncontrolling interests	Noncontrolling interests	Redeemable noncontrolling interests	Noncontrolling interests
	(In thousands)
Noncontrolling interests at beginning of period	$17,232	$3,993	$16,972	$4,161
Net income attributable to noncontrolling interests	859	291	1,583	533
Distributions	(842)	(284)	(1,545)	(519)
Purchases/ (sales) of ownership interests	66	—	132	—
Amortization of equity compensation	102	250	204	506
Adjustments to fair value	(201)	125	(130)	(306)
Noncontrolling interests at end of period	$17,216	$4,375	$17,216	$4,375

	Three months ended		Six months ended
	June 30, 2016		June 30, 2016
	Redeemable noncontrolling interests	Noncontrolling interests	Redeemable noncontrolling interests	Noncontrolling interests
	(In thousands)
Noncontrolling interests at beginning of period	$16,938	$3,116	$18,088	$3,393
Net income attributable to noncontrolling interests	769	220	1,487	413
Distributions	(788)	(198)	(1,404)	(440)
Purchases/ (sales) of ownership interests	(908)	(18)	(766)	(18)
Amortization of equity compensation	76	132	187	264
Adjustments to fair value	(244)	127	(1,749)	(233)
Noncontrolling interests at end of period	$15,843	$3,379	$15,843	$3,379

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

11.    Accumulated Other Comprehensive Income
The following table presents a summary of the amounts reclassified from accumulated other comprehensive income/ (loss) for the three and six months ended June 30, 2017 and 2016:

Description of component of accumulated other comprehensive income/ (loss)	Three months ended June 30,		Six months ended June 30,		Affected line item in Statement of Operations
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Adjustment for realized gains/ (losses) on available-for-sale securities, net:
Pre-tax	$237	$245	$256	$246	Gain on sale of investments, net
Tax expense/ (benefit)	96	88	104	88	Income tax expense
Net	$141	$157	$152	$158	Net income attributable to the Company
Net realized gain/ (loss) on cash flow hedges:
Hedges related to deposits:
Pre-tax	$(357)	$(453)	$(660)	$(914)	Interest expense on deposits
Pre-tax	2	2	(1)	45	Other income
Tax expense/ (benefit)	(149)	(185)	(275)	(357)	Income tax expense
Net	$(206)	$(266)	$(386)	$(512)	Net income attributable to the Company
Total reclassifications for the period, net of tax	$(65)	$(109)	$(234)	$(354)

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents a summary of the restructuring activity for the three and six months ended June 30, 2017 and 2016:

	Severance Charges	Total
	(In thousands)
Accrued charges at December 31, 2016	$1,977	$1,977
Costs paid	(618)	(618)
Accrued charges at March 31, 2017	1,359	1,359
Costs paid	(335)	(335)
Accrued charges at June 30, 2017	$1,024	$1,024

Accrued charges at December 31, 2015	$3,305	$3,305
Costs incurred	1,112	1,112
Costs paid	(849)	(849)
Accrued charges at March 31, 2016	3,568	3,568
Costs incurred	905	905
Costs paid	(1,214)	(1,214)
Accrued charges at June 30, 2016	$3,259	$3,259

13.    Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 replaces existing revenue recognition standards and expands the disclosure requirements for revenue agreements with customers. ASU 2014-09 has been subsequently amended by additional ASUs, including ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, collectively, “ASU 2014-09 et. al.”. Under the new standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. ASU 2014-09 et. al. does not apply to revenue associated with financial instruments such as loans and securities. Therefore, the Company’s net interest income will not be impacted by this new standard. ASU 2014-09 et. al. is effective in the first quarter of 2018. Although the Company does not anticipate any material impact of ASU 2014-09 et. al., the Company is still assessing the full impact of implementation on its consolidated financial statements and does expect additional financial statement disclosures and associated internal controls to be implemented along with the adoption of this ASU.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU update amends current lease accounting and requires all leases, other than short-term leases, to be reported on the balance sheet through the recognition of a right-of-use asset and a corresponding liability for future lease obligations. The amended guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and will require transition utilizing a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption of this ASU is permitted although the Company does not plan to early adopt. The Company does not anticipate a material impact to revenue or operating expenses as a result of the adoption of this ASU. The Company expects that this ASU will gross up the assets and liabilities on the balance sheet related to the lease assets and liabilities.
In March 2016, the FASB issued ASU 2016-09. This update is intended to simplify several aspects of the accounting for employee share-based plans such as income tax consequences, classification of awards as either liabilities or equity on the balance sheet, and classification on the statement of cash flows. The Company adopted this ASU on January 1, 2017. The adoption of this ASU will result in fluctuations in the Company’s earnings due to changes in the Company’s stock price between issuance date and settlement date of employee share-based transactions. In addition, the Company anticipates that certain stock options will expire unexercised, due to being out of the money, and this ASU requires the previous tax benefits to be reversed. For the six months ended June 30, 2017, the impact on the Company’s income tax expense related to the adoption of this ASU was a decrease of $0.1 million.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments (Topic 326) (“ASU 2016-13”). This update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU will be effective for fiscal years beginning after December 15, 2019. Early adoption is available as of the fiscal year beginning after December 15, 2018. The Company does not plan on adopting early. The impact of this ASU on the Company’s consolidated financial statements will depend on factors at the time of adoption such as the balance and type of loans on the balance sheet, the Company’s loan loss history, and various qualitative factors.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”). This update is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted, provided that all of the amendments are adopted in the same period, however the Company does not plan to early adopt. The guidance requires application using a retrospective transition method. The Company does not expect that this ASU will have a significant impact on its consolidated financial statements.
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
In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”). This update amends the amortization period for certain purchased callable debt securities held at a premium. The amortization period for the premium on such securities is being shortened to the earliest call date. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. ASU 2017-08 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted, including in an interim period. The guidance requires application using a modified retrospective transition method through a cumulative-effect adjustment to beginning retained earnings. The Company early adopted this ASU as of July 1, 2017, which did not have a significant impact on the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As of and for the three and six months ended June 30, 2017
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

Executive Summary
Boston Private Financial Holdings, Inc. offers a wide range of wealth management and private banking services to high net worth individuals, families, businesses and select institutions through its four reportable segments: Private Banking, Wealth Management and Trust, Investment Management, and Wealth Advisory. This Executive Summary provides an overview of the most significant aspects of our operating segments and the Company’s operations in the second quarter of 2017. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

	As of and for the three months ended June 30,
	2017	2016	$ Change	% Change
	(In thousands, except per share data)
Total revenues	$95,163	$85,964	$9,199	11%
Provision/ (credit) for loan losses	(6,114)	(2,535)	(3,579)	nm
Total operating expense	67,821	64,731	3,090	5%
Net income from continuing operations	23,493	16,142	7,351	46%
Net income attributable to noncontrolling interests	1,150	989	161	16%
Net income attributable to the Company	23,406	16,398	7,008	43%
Diluted earnings per share:
From continuing operations	$0.26	$0.17	$0.09	53%
From discontinued operations	$0.01	$0.01	$—	—%
Total attributable to common shareholders	$0.27	$0.18	$0.09	50%

ASSETS UNDER MANAGEMENT AND ADVISORY:
Wealth Management and Trust	$7,429,000	$7,313,000	$116,000	2%
Investment Managers	10,901,000	10,006,000	895,000	9%
Wealth Advisory	10,744,000	9,974,000	770,000	8%
Less: Inter-company Relationship	(11,000)	(17,000)	6,000	(35)%
Total Assets Under Management and Advisory	$29,063,000	$27,276,000	$1,787,000	7%
_____________________
nm -    not meaningful
Net income attributable to the Company was $23.4 million for the three months ended June 30, 2017 and $16.4 million for the same period in 2016. The Company recognized diluted earnings per share of $0.27 and $0.18 for the three month periods ended June 30, 2017 and 2016, respectively.
Key items that affected the Company’s results in the second quarter of 2017 compared to the same period of 2016 include:

▪
The Company recorded a $6.1 million credit to the provision for loan losses for the three months ended June 30, 2017, compared to a credit to the provision for loan losses of $2.5 million for the same period of 2016. The credit to the provision for the three months ended June 30, 2017 was due to the net result of net recoveries, decreases in quantitative loss factors, the balance and mix of criticized loans, the mix in the loan portfolio, and loan growth.

▪
Net interest income increased 16%, to $57.1 million for the three months ended June 30, 2017, compared to $49.2 million for the same period of 2016. The increase for the three months is due to higher volume and yields on loans and cash and investments, and lower volume of borrowings, partially offset by higher average rates paid on the Company’s borrowings and higher volume and average rates paid on interest-bearing deposits. The net interest margin (“NIM”) was 3.07% for the three months ended June 30, 2017, an increase of sixteen basis points compared to the same period in 2016.

▪
Total fees and other income increased 3% to $38.0 million for the three months ended June 30, 2017, compared to $36.8 million for the same period of 2016. This increase was driven by a 4% increase in investment management fees and a 3% increase in wealth advisory fees. Total fees and other income represents 39% of total revenue for the three months ended June 30, 2017, compared to 43% of total revenue for the same period of 2016.

▪
Total operating expenses increased 5% to $67.8 million for the three months ended June 30, 2017, compared to $64.7 million for the same period of 2016. Increases in salaries and employee benefits, occupancy and equipment, and marketing and business development expenses were offset by decreases in amortization of intangibles and FDIC insurance expenses. Additionally, the Company incurred no restructuring expense during the three months ended June 30, 2017, compared to $0.9 million during the same period in 2016 related to the Wealth Management and Trust segment.

The Company’s Private Banking segment reported net income attributable to the Company of $20.4 million in the second quarter of 2017, compared to net income attributable to the Company of $15.3 million for the same period of 2016. The $5.1 million, or 33%, increase was a result of the increase in net interest income and the increase in the credit to the provision for loan losses, partially offset by the increase in operating expenses, particularly salaries and employee benefits and occupancy and equipment expenses, and a decrease in banking fee revenue related to swap fees.
The Company’s Wealth Management and Trust segment reported a net loss attributable to the Company of $0.4 million in the second quarter of 2017, compared to a net loss attributable to the Company of $1.5 million for the same period of 2016. During 2015 and 2016, employee turnovers and the related loss of clients led to a negative impact on revenues and AUM. AUM dropped to $7.1 billion at the end of Q1 2016, from a high of $9.3 billion in AUM at the beginning of 2015. During 2016 and 2017, the segment took several actions to refine the cost structure of the business and stabilize the AUM base. The 2017 loss, although improved from prior periods, is attributed to continued refinement of the business’ cost structure combined with flat year-over-year revenue levels. Wealth management and trust fee revenue was flat compared to the same period in 2016, while operating expenses decreased $1.8 million, or 13%, as compared to the same period in 2016. Fee-based revenue in the Wealth Management and Trust segment is determined based on beginning-of-quarter, end-of-month, or, for a small number of clients, end-of-quarter AUM data, depending on the custodian. Wealth Management and Trust AUM increased $0.1 billion, or 2%, to $7.4 billion at June 30, 2017 from $7.3 billion at June 30, 2016. The increase in AUM is due to positive market action of $0.2 billion for the twelve months ending June 30, 2017, partially offset by net outflows of $0.1 billion over the same period.
The Company’s Investment Management segment reported net income attributable to the Company of $1.3 million in the second quarter of 2017, compared to net income attributable to the Company of $1.4 million for the same period of 2016. The 3% decrease was due primarily to a 6% increase in operating expenses, primarily in salaries and employee benefits, partially offset by a 4% increase in investment management fee revenue. Most fee-based revenue in the investment management segment is determined based on beginning-of-period AUM data. Investment Management AUM increased $0.9 billion, or 9%, to $10.9 billion at June 30, 2017 from $10.0 billion at June 30, 2016, primarily due to positive market action of $1.2 billion for the twelve months ending June 30, 2017, partially offset by net outflows of $0.3 billion.
The Company’s Wealth Advisory segment reported net income attributable to the Company of $1.9 million in the second quarter of 2017, compared to net income attributable to the Company of $1.6 million for the same period of 2016. The 18% increase was due to a 3% increase in wealth advisory fee revenue and a 2% decrease in operating expenses, primarily due to decreased salaries and employee benefits expense, professional fees, and intangible amortization expense. Wealth Advisory AUM increased $0.8 billion, or 8%, to $10.7 billion at June 30, 2017 from $10.0 billion at June 30, 2016, primarily due to positive market action of $0.8 billion and net inflows of zero for the twelve months ending June 30, 2017.

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

Results of operations for the three and six months ended June 30, 2017 versus June 30, 2016
Net Income. The Company recorded net income from continuing operations for the three and six months ended June 30, 2017 of $23.5 million and $38.5 million, respectively, compared to $16.1 million and $33.0 million for the same respective periods in 2016. Net income attributable to the Company, which includes income from both continuing and discontinued operations, for the three and six months ended June 30, 2017 was $23.4 million and $39.1 million, respectively, compared to $16.4 million and $34.4 million for the same respective periods in 2016.
The Company recognized diluted EPS attributable to common shareholders, which includes both continuing and discontinued operations, for the three and six months ended June 30, 2017 of $0.27 per share and $0.44 per share, respectively, compared to $0.18 per share and $0.40 per share, respectively, for the same periods in 2016.
Net income from continuing operations in both 2017 and 2016 was partially offset by charges that reduce income available to common shareholders. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 2: Earnings Per Share” for further detail on these charges to income available to common shareholders.
The following discussions are based on the Company’s continuing operations, unless otherwise stated.
The following table presents selected financial highlights:

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2017	2016		2017	2016
	(In thousands)
Net interest income	$57,145	$49,169	16%	$110,787	$99,048	12%
Fees and other income	38,018	36,795	3%	74,524	74,817	—%
Total revenue	95,163	85,964	11%	185,311	173,865	7%
Provision/ (credit) for loan losses	(6,114)	(2,535)	nm	(6,295)	(5,668)	11%
Operating expense	67,821	64,731	5%	136,601	131,440	4%
Income tax expense	9,963	7,626	31%	16,516	15,064	10%
Net income from continuing operations	23,493	16,142	46%	38,489	33,029	17%
Net income from discontinued operations	1,063	1,245	(15)%	2,695	3,310	(19)%
Less: Net income attributable to noncontrolling interests	1,150	989	16%	2,116	1,900	11%
Net income attributable to the Company	$23,406	$16,398	43%	$39,068	$34,439	13%
Net interest income. Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference between the average rate earned on total interest-earning assets and the average rate paid on total interest-bearing liabilities. Net Interest Margin (“NIM”) is calculated by taking annualized net interest income for the period, on a fully taxable-equivalent (“FTE”) basis, as a percentage of average interest-earning assets. The average rate earned on earning assets is the amount of annualized taxable equivalent interest income expressed as a percentage of average earning assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities. When credit quality declines and loans are placed on nonaccrual status, NIM can decrease because the same assets are earning less income. Loans graded as substandard but still accruing interest income totaled $51.1 million at June 30, 2017 and could be placed on nonaccrual status if their credit quality declines further.

Net interest income for the three months ended June 30, 2017 was $57.1 million, an increase of $8.0 million, or 16%, compared to the same period in 2016. For the six months ended June 30, 2017, net interest income was $110.8 million, an increase of $11.7 million, or 12%, compared to the same period in 2016. The increase for the three months is due to higher volume and yields on loans and cash and investments, and lower volume of borrowings, partially offset by higher average rates paid on the Company’s borrowings and higher volume and average rates paid on interest-bearing deposits. The increase for the six months is due to higher volume and yields on loans and cash and investments, and lower average rates paid on the Company’s FHLB and other borrowings, partially offset by higher volume and average rates paid on and interest-bearing deposits and higher volume on the Company’s FHLB and other borrowings and higher average rates paid on the Company’s junior subordinated debentures. The NIM was 3.07% for the three months ended June 30, 2017, an increase of sixteen basis points compared to the same period in 2016. For the six months ended June 30, 2017, the NIM was 3.00%, an increase of six basis points compared to the same period in 2016.
The following tables present the composition of the Company’s NIM on a FTE basis for the three and six months ended June 30, 2017 and 2016; however, the discussion following these tables reflects non-FTE data.

	Average Balance		Interest Income/Expense		Average Yield/Rate
	As of and for the three months ended June 30,
AVERAGE BALANCE SHEET:	2017	2016	2017	2016	2017	2016
AVERAGE ASSETS	(In thousands)
Interest-Earning Assets:
Cash and Investments: (1)
Taxable investment securities	$363,166	$372,413	$1,592	$1,507	1.75%	1.62%
Non-taxable investment securities (2)	294,836	261,678	2,546	2,153	3.45%	3.29%
Mortgage-backed securities	653,201	588,419	3,495	2,982	2.14%	2.03%
Federal funds sold and other	199,230	124,790	831	405	1.66%	1.29%
Total Cash and Investments	1,510,433	1,347,300	8,464	7,047	2.24%	2.09%
Loans (3):
Commercial and Industrial (2)	987,144	1,084,821	9,773	10,813	3.92%	3.94%
Commercial Real Estate (2)	2,358,409	1,910,968	26,433	19,559	4.43%	4.05%
Construction and Land	119,366	150,927	1,377	1,456	4.56%	3.82%
Residential	2,489,072	2,256,296	19,574	17,441	3.15%	3.09%
Home Equity	109,942	123,687	1,085	1,073	3.96%	3.49%
Other Consumer	195,384	177,805	1,526	1,073	3.13%	2.43%
Total Loans	6,259,317	5,704,504	59,768	51,415	3.79%	3.58%
Total Earning Assets	7,769,750	7,051,804	68,232	58,462	3.49%	3.30%
Less: Allowance for Loan Losses	80,614	77,345
Cash and due From Banks (Non-interest Bearing)	42,166	40,253
Other Assets	450,703	427,013
TOTAL AVERAGE ASSETS	$8,182,005	$7,441,725
AVERAGE LIABILITIES, RNCI, AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Interest-Bearing Deposits (4):
NOW	$640,378	$554,565	$172	$104	0.11%	0.08%
Savings	71,505	75,431	15	23	0.08%	0.12%
Money Market	3,173,768	2,897,151	3,244	2,836	0.41%	0.39%
Certificates of Deposit	665,668	559,271	1,518	1,112	0.91%	0.80%
Total Interest Bearing Deposits	4,551,319	4,086,418	4,949	4,075	0.44%	0.40%
Junior Subordinated Debentures	106,363	106,363	716	584	2.67%	2.17%
FHLB Borrowings and Other Borrowings	703,149	719,655	2,499	2,197	1.41%	1.21%
Total Interest Bearing Liabilities	5,360,831	4,912,436	8,164	6,856	0.61%	0.56%
Non-interest Bearing Demand Deposits (4)	1,899,916	1,628,057
Payables and Other Liabilities	106,657	116,444
Total Average Liabilities	7,367,404	6,656,937
Redeemable Noncontrolling Interests	21,075	19,725
Average Shareholders’ Equity	793,526	765,063
TOTAL AVERAGE LIABILITIES, RNCI, AND SHAREHOLDERS’ EQUITY	$8,182,005	$7,441,725
Net Interest Income - on a FTE Basis			$60,068	$51,606
FTE Adjustment (2)			2,923	2,437
Net Interest Income (GAAP Basis)			$57,145	$49,169
Interest Rate Spread					2.88%	2.74%
Net Interest Margin					3.07%	2.91%

	Average Balance		Interest Income/Expense		Average Yield/Rate
	As of and for the six months ended June 30,
AVERAGE BALANCE SHEET:	2017	2016	2017	2016	2017	2016
AVERAGE ASSETS	(In thousands)
Interest-Earning Assets:
Cash and Investments: (1)
Taxable investment securities	$379,164	$373,486	$3,262	$3,101	1.72%	1.66%
Non-taxable investment securities (2)	294,925	261,952	5,017	4,291	3.40%	3.28%
Mortgage-backed securities	662,888	576,623	6,999	6,047	2.11%	2.10%
Federal funds sold and other	179,901	163,965	1,431	912	1.10%	1.11%
Total Cash and Investments	1,516,878	1,376,026	16,709	14,351	2.15%	2.09%
Loans (3):
Commercial and Industrial (2)	985,430	1,075,217	19,076	21,732	3.85%	4.00%
Commercial Real Estate (2)	2,341,482	1,885,263	49,977	39,356	4.25%	4.13%
Construction and Land	116,679	162,897	2,621	3,104	4.47%	3.77%
Residential	2,457,100	2,242,988	38,565	34,743	3.14%	3.10%
Home Equity	113,801	121,518	2,174	2,155	3.85%	3.57%
Other Consumer	193,769	167,657	2,946	2,039	3.07%	2.45%
Total Loans	6,208,261	5,655,540	115,359	103,129	3.70%	3.62%
Total Earning Assets	7,725,139	7,031,566	132,068	117,480	3.40%	3.32%
Less: Allowance for Loan Losses	79,375	78,809
Cash and due From Banks (Non-interest Bearing)	41,929	40,136
Other Assets	426,349	424,402
TOTAL AVERAGE ASSETS	$8,114,042	$7,417,295
AVERAGE LIABILITIES, RNCI, AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Interest-Bearing Deposits (4):
NOW	$608,822	$548,591	$283	$191	0.09%	0.07%
Savings	73,304	75,432	33	47	0.09%	0.12%
Money Market	3,193,336	2,976,057	6,365	5,737	0.40%	0.39%
Certificates of Deposit	627,993	568,791	2,799	2,282	0.90%	0.81%
Total Interest-Bearing Deposits	4,503,455	4,168,871	9,480	8,257	0.42%	0.40%
Junior Subordinated Debentures	106,363	106,363	1,387	1,162	2.59%	2.16%
FHLB Borrowings and Other Borrowings	714,998	622,273	4,671	4,160	1.30%	1.32%
Total Interest-Bearing Liabilities	5,324,816	4,897,507	15,538	13,579	0.59%	0.55%
Non-interest Bearing Demand Deposits (4)	1,871,924	1,624,928
Payables and Other Liabilities	112,157	113,747
Total Average Liabilities	7,308,897	6,636,182
Redeemable Noncontrolling Interests	21,208	20,497
Average Shareholders’ Equity	783,937	760,616
TOTAL AVERAGE LIABILITIES, RNCI, AND SHAREHOLDERS’ EQUITY	$8,114,042	$7,417,295
Net Interest Income - on a FTE Basis			$116,530	$103,901
FTE Adjustment (2)			5,743	4,853
Net Interest Income (GAAP Basis)			$110,787	$99,048
Interest Rate Spread					2.81%	2.77%
Net Interest Margin					3.00%	2.94%

____________________

(1)	Investments classified as available-for-sale and held-to-maturity are shown in the average balance sheet at amortized cost.

(2)	Interest income on non-taxable investments and loans is presented on a FTE basis using statutory rates. The discussion following these tables reflects non-FTE data.

(3)	Includes loans held for sale and nonaccrual loans.

(4)	Includes deposits held for sale, if any.
Interest and dividend income. Total interest and dividend income for the three months ended June 30, 2017 was $65.3 million, an increase of $9.3 million, or 17%, compared to the same period in 2016. Interest and dividend income for the six months ended June 30, 2017 was $126.3 million, an increase of $13.7 million, or 12%, compared to the same period in 2016. The increase for the three and six months was primarily due to higher volume and yields on loans and cash and investments.
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
Interest income on commercial and industrial loans, on a non-FTE basis, for the three months ended June 30, 2017 was $8.5 million, a decrease of $0.7 million, or 7%, compared to the same period in 2016, as a result of a 9% decrease in the average balance, partially offset by a six basis point increase in the average yield. For the six months ended June 30, 2017, commercial and industrial interest income was $16.5 million, a decrease of $1.9 million, or 10%, compared to the same period in 2016, as a result of an 8% decrease in the average balance and a five basis point decrease in the average yield. The decreases in the average balances for the three and six month periods are related to the reclassification in the fourth quarter of 2016 of tax-exempt multifamily loans into commercial real estate loans. The decreases in average balances are also related to seasonal fluctuations of the commercial loan portfolio at the Bank. The increase in the average yield for the three month period is the result of market conditions. The decrease in the average yield for the six month period is the result of a lower level of recoveries on nonaccrual loans in 2017 than in 2016 as well as market conditions and the fluctuations in the indicies to which the variable rate loans are tied.
Interest income on commercial real estate loans, on a non-FTE basis, for the three months ended June 30, 2017 was $25.7 million, an increase of $6.1 million, or 31%, compared to the same period in 2016, as a result of a 23% increase in the average balance and a 26 basis point increase in the average yield. For the six months ended June 30, 2017, commercial real estate interest income was $48.6 million, an increase of $9.2 million, or 23%, compared to the same period in 2016, as a result of a 24% increase in the average balance, partially offset by a one basis point decrease in the average yield. The increases in the average balances for the three and six month periods are related to the reclassification in the fourth quarter of 2016 of certain tax-exempt multifamily loans into commercial real estate loans. The increases in average balances are also related to the organic growth of the commercial real estate loan portfolio at the Bank. The changes in the average yields for the three and six month periods are the result of market conditions as well as fluctuations in the indicies to which the variable rate loans are tied.
Interest income on construction and land loans for the three months ended June 30, 2017 was $1.4 million, a decrease of $0.1 million, or 5%, compared to the same period in 2016, as a result of a 21% decrease in the average balance, partially offset by a 74 basis point increase in the average yield. For the six months ended June 30, 2017, construction and land interest income was $2.6 million, a decrease of $0.5 million, or 16%, compared to the same period in 2016, as a result of a 28% decrease in the average balance, partially offset by a 70 basis point increase in the average yield. The decreases in the average balances for the three and six month periods are related to customer demand. The increases in the average yields for the three and six month periods are the result of market conditions as well as fluctuations in the indicies to which the variable rate loans are tied.
Interest income on residential mortgage loans for the three months ended June 30, 2017 was $19.6 million, an increase of $2.1 million, or 12%, compared to the same period in 2016, as a result of a 10% increase in the average balance and a six basis point increase in the average yield. For the six months ended June 30, 2017, residential mortgage interest income was $38.6 million, an increase of $3.8 million, or 11%, compared to the same period in 2016, as a result of a 10% increase in the average balance and a four basis point increase in the average yield. The increase in the average balances for the three and six month periods is related to the organic growth of the residential loan portfolio at the Bank. The increases in the average yields for the three and six month periods are the result of market conditions.

Interest income on home equity loans for the three months ended June 30, 2017 was $1.1 million, a slight increase of 1% compared to the same period in 2016, as a result of a 47 basis point increase in the average yield, offset by an 11% decrease in the average balance. For the six months ended June 30, 2017, home equity interest income was $2.2 million, a slight increase of 1% compared to the same period in 2016, as a result of a 28 basis point increase in the average yield offset by a 6% decrease in the average balance. The decrease in the average balance for the three and six month periods is related to the timing of customer demand. The increase in the average yield for the three and six month periods is the result of increases in the Prime rate.
Interest income on other consumer loans for the three months ended June 30, 2017 was $1.5 million, an increase of $0.5 million, or 42%, compared to the same period in 2016, as a result of a 10% increase in the average balance and a 70 basis point increase in the average yield. For the six months ended June 30, 2017, other consumer interest income was $2.9 million, an increase of $0.9 million, or 44%, compared to the same period in 2016, as a result of a 16% increase in the average balance and a 62 basis point increase in the average yield. The increase in the average yield for the three and six month periods is primarily the result of increases in the Prime rate. The increase in the average balance for the three and six month periods is primarily due to client demand.
Investment income, on a non-FTE basis, for the three months ended June 30, 2017 was $7.6 million, an increase of $1.3 million, or 20%, compared to the same period in 2016, as a result of a 13 basis point increase in the average yield and a 12% increase in the average balance. For the six months ended June 30, 2017, investment income was $15.0 million, an increase of $2.1 million, or 16%, compared to the same period in 2016, as a result of a 10% increase in the average balance and a four basis point increase in the average yield. The increases in the average yields for the three and six month periods are partially due to the increases in short-term interest rates. The increases in the average balance for the three and six month periods is primarily due to timing and volume of deposit balances as compared to the level of loans outstanding. Investment decisions are made based on anticipated liquidity, loan demand, and asset-liability management considerations.
Interest expense. Total interest expense for the three months ended June 30, 2017 was $8.2 million, an increase of $1.3 million, or 19%, compared to the same period in 2016. For the six months ended June 30, 2017, total interest expense was $15.5 million, an increase of $2.0 million, or 14%, compared to the same period in 2016.
Interest expense on interest-bearing deposits for the three months ended June 30, 2017 was $4.9 million, an increase of $0.9 million, or 21%, compared to the same period in 2016, as a result of a four basis point increase in the average rate paid, and an 11% increase in the average balance. For the six months ended June 30, 2017, interest expense on deposits was $9.5 million, an increase of $1.2 million, or 15%, compared to the same period in 2016, as a result of an 8% increase in the average balance and a two basis point increase in the average rate paid.
Interest paid on borrowings for the three months ended June 30, 2017 was $3.2 million, an increase of $0.4 million, or 16%, compared to the same period in 2016, as a result of a 50 basis point increase in the average rate paid on junior subordinated debentures, and a 20 basis point increase in the average rate paid on FHLB borrowings and other borrowings, partially offset by a 2% decrease in the average balance of FHLB borrowings and other borrowings. For the six months ended June 30, 2017, interest paid on borrowings was $6.1 million, an increase of $0.7 million, or 14%, compared to the same period in 2016, as a result of a 43 basis point increase in the average rate paid on junior subordinated debentures and a 15% increase in the average balance of FHLB borrowings and other borrowings, partially offset by a two basis point decrease in the average rate paid on FHLB borrowings and other borrowings. The increases for the three and six month periods in the average rate paid on borrowings is due to the increases in benchmark interest rates, the mix and terms of borrowings, and the impact of derivatives.
Provision/ (credit) for loan losses. The Company recorded a credit to the provision for loan losses of $6.1 million for the three months ended June 30, 2017, compared to a credit to the provision for loan losses of $2.5 million for the same period in 2016. For the six months ended June 30, 2017, the Company recorded a credit to the provision for loan losses of $6.3 million, compared to a credit of $5.7 million for the same period in 2016. The credit to the provision for loan losses for the three and six months ended June 30, 2017 was the net result of net recoveries, decreases in quantitative loss factors, the balance and mix of criticized loans, the mix in the loan portfolio, and loan growth.
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

Fees and other income. Total fees and other income for the three months ended June 30, 2017 was $38.0 million, an increase of $1.2 million, or 3%, compared to the same period in 2016. For the six months ended June 30, 2017, total fees and other income was $74.5 million, flat as compared to the same period in 2016. Factors affecting the increase in the three month period include increases in other income related to fair market value adjustments on derivative agreements, and higher fee revenue in the Investment Management and Wealth Advisory segments due to increases in AUM, partially offset by decreases in banking fee income related to swap fees. Factors affecting the balances in the six month periods include decreases in banking fee revenues related to swap fees, partially offset by increases in fee revenue in the Investment Management and Wealth Advisory segments due to increases in AUM.
Investment management fee income for the three months ended June 30, 2017 was $11.1 million, an increase of $0.5 million, or 4%, compared to the same period in 2016. For the six months ended June 30, 2017, investment management fee income was $21.9 million, an increase of $0.6 million, or 3%, compared to the same period in 2016. AUM as of June 30, 2017 managed or advised by the Investment Managers was $10.9 billion, an increase of $0.9 billion, or 9%, compared to 2016. The increase is primarily due to positive market action of $1.2 billion for the twelve months ending June 30, 2017, partially offset by net outflows of $0.3 billion.
Wealth advisory fee income for the three months ended June 30, 2017 was $13.0 million, an increase of $0.4 million, or 3%, compared to the same period in 2016. For the six months ended June 30, 2017, wealth advisory fee income was $25.8 million, an increase of $0.5 million, or 2%, compared to the same period in 2016. AUM managed or advised by the Wealth Advisors was $10.7 billion at June 30, 2017, an increase of $0.8 billion, or 8%, compared to June 30, 2016. The increase is due to positive market action of $0.8 billion for the twelve months ending June 30, 2017.
Wealth management and trust fee income for the three months ended June 30, 2017 was $11.2 million, consistent with the same period in 2016. For the six months ended June 30, 2017, wealth management and trust fee income was $22.0 million, a decrease of $0.1 million, or 1%, compared to the same period in 2016. AUM as of June 30, 2017 managed or advised by Boston Private Wealth was $7.4 billion, an increase of $0.1 billion, or 2%, compared to June 30, 2016. The increase is due to positive market action of $0.2 billion for the twelve months ending June 30, 2017, partially offset by net outflows of $0.1 billion over the same period.
Other banking fee income for the three months ended June 30, 2017 was $2.0 million, a decrease of $1.0 million, or 34%, compared to the same period in 2016. For the six months ended June 30, 2017, other banking fee income was $3.7 million, a decrease of $2.6 million, or 41%, compared to the same period in 2016. The decrease for both the three and six month periods is related to decreases in swap fee income due to elevated 2016 client demand for loan swap agreements. These decreases were partially offset in both the three and six month periods by the increase in Bank Owned Life Insurance (“BOLI”) income, which is related to the additional $50.0 million investment in BOLI in the first quarter of 2017.
Other income for the three months ended June 30, 2017 was $0.6 million, an increase of $1.6 million compared to the same period in 2016. For the six months ended June 30, 2017, other income was $0.8 million, an increase of $1.8 million compared to the same period in 2016. The increase for both the three months and six month periods was related to a loss on fair market value adjustments on derivative agreements in 2016 that did not recur in 2017.
Operating Expense. Total operating expense for the three months ended June 30, 2017 was $67.8 million, an increase of $3.1 million, or 5%, compared to the same period in 2016. For the six months ended June 30, 2017, total operating expense was $136.6 million, an increase of $5.2 million, or 4%, compared to the same period in 2016. The changes for the three month period ended June 30, 2017 are primarily due to increases in salaries and employee benefits, occupancy and equipment, marketing and business development, and other expenses, partially offset by decreases in contract services, FDIC insurance, and professional services expense. The changes for the six month period ended June 30, 2017 are primarily due to increases in salaries and employee benefits, occupancy and equipment, and other expenses, partially offset by decreases in marketing and business development, contract services, FDIC insurance, intangible amortization, and contract services expenses. Additionally, the Company incurred no restructuring charges in the three or six months ended June 30, 2017, compared to restructuring charges of $0.9 million and $2.0 million for the three and six month periods of 2016, respectively.
Salaries and employee benefits expense, the largest component of operating expense, for the three months ended June 30, 2017 was $43.5 million, an increase of $2.9 million, or 7%, compared to the same period in 2016. For the six months ended June 30, 2017, salaries and employee benefits was $89.3 million, an increase of $6.1 million, or 7%, compared to the same period in 2016. The increase for the three and six month periods is primarily due to higher fixed compensation, severance costs, and higher variable and performance based compensation, commissions, and sales incentives. Although the Company incurred severance expenses in the three and six months ended June 30, 2016, the majority of the costs were categorized as restructuring expense.

Occupancy and equipment expense for the three months ended June 30, 2017 was $10.8 million, an increase of $0.9 million, or 9%, compared to the same period in 2016. For the six months ended June 30, 2017, occupancy and equipment expense was $21.4 million, an increase of $1.9 million, or 10%, compared to the same period in 2016. The increase for the three and six month periods is primarily due to an increase in telecommunications and technology expenses and an increase in rent expense due to new office locations.
Professional services expense for the three months ended June 30, 2017 was $3.1 million, an increase of $0.1 million, or 3%, compared to the same period in 2016. For the six months ended June 30, 2017, professional services expense was $6.4 million, a decrease of $0.1 million, or 2%, compared to the same period in 2016. The increase for the three month period was primarily due to increases in recruitment and consulting expenses, partially offset by decreases in legal expenses. The decrease for the six month period is primarily due to a decrease in legal expenses, partially offset by increases in recruitment and consulting expenses.
In 2017, the Bank began working on an initiative to upgrade its information technology. This initiative required the Bank to hire additional employees with expertise in information technology. Recruiters were generally used in the placement of these professionals. The Bank has utilized consultants and temporary employees to assist with the project in addition to the new hires. Generally the expenditures in the preliminary project stage were expensed as incurred. Other expenditures related to the application development stage have been capitalized. The capitalized expenditures will be depreciated over the useful life of the asset when the asset is placed in service. The Bank anticipates that the capitalized assets will be placed in service beginning in late 2017 through early 2019.
Marketing and business development expense for the three months ended June 30, 2017 was $2.0 million, an increase of $0.2 million, or 9%, compared to the same period in 2016. For the six months ended June 30, 2017, marketing and business development expense was $3.6 million, a decrease of $0.4 million, or 9%, compared to the same period in 2016. The three month increase is primarily related to an increase in marketing expense in the Private Banking and Wealth Advisory segments. The six month decrease is primarily related to the timing of marketing programs in the Private Banking segment.
Contract services and data processing expense for the three months ended June 30, 2017 was $1.6 million, a decrease of $0.1 million, or 6%, compared to the same period in 2016. For the six months ended June 30, 2017, contract services and data processing expense was $3.2 million, a decrease of $0.2 million, or 6%, compared to the same period in 2016. The decreases for the three and six month periods are primarily due to a decrease in custody and recordkeeping expenses.
Income Tax Expense. Income tax expense for continuing operations for the six months ended June 30, 2017 was $16.5 million. The effective tax rate for continuing operations for the six months ended June 30, 2017 was 30.0%, compared to an effective tax rate of 31.3% for the same period in 2016. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 9: Income Taxes” for further detail.

Financial Condition

Condensed Consolidated Balance Sheets and Discussion

	June 30, 2017	December 31, 2016	Increase/ (decrease)	% Change
	(In thousands)
Assets:
Total cash and investments	$1,430,344	$1,507,845	$(77,501)	(5)%
Loans held for sale	2,870	3,464	(594)	(17)%
Total loans	6,279,928	6,114,354	165,574	3%
Less: Allowance for loan losses	75,009	78,077	(3,068)	(4)%
Net loans	6,204,919	6,036,277	168,642	3%
Goodwill and intangible assets, net	166,427	169,279	(2,852)	(2)%
Total other assets	303,086	253,609	49,477	20%
Total assets	$8,107,646	$7,970,474	$137,172	2%
Liabilities and Equity:
Deposits	$6,381,339	$6,085,146	$296,193	5%
Total borrowings	794,584	980,192	(185,608)	(19)%
Total other liabilities	115,088	119,683	(4,595)	(4)%
Total liabilities	7,291,011	7,185,021	105,990	1%
Redeemable Noncontrolling Interests (“RNCI”)	17,216	16,972	244	1%
Total shareholders’ equity	799,419	768,481	30,938	4%
Total liabilities, RNCI and shareholders’ equity	$8,107,646	$7,970,474	$137,172	2%
_____________________
nm     not meaningful
Total Assets. Total assets increased $0.1 billion to $8.1 billion at June 30, 2017 from $8.0 billion at December 31, 2016. This increase was due to the increase in loans and investments.
Cash and Investments. Total cash and investments (consisting of cash and cash equivalents, investment securities, and stock in the FHLB) decreased $77.5 million, or 5%, to $1.4 billion, or 18% of total assets at June 30, 2017 from $1.5 billion, or 19% of total assets at December 31, 2016. The decrease was due to the $75.4 million, or 6%, decrease in available-for-sale securities, and the $9.5 million, or 9%, decrease in cash and cash equivalents, partially offset by the $5.9 million, or 6% increase in held-to-maturity securities and the $1.5 million, or 3%, increase in stock in the FHLB. The changes in cash and investments were the net result of short-term fluctuations in liquidity due to changes in levels of deposits, borrowings and loans outstanding.
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
Investment maturities, calls, principal payments, and sales of securities, net of purchases, provided $190.4 million of cash proceeds during the six months ended June 30, 2017. The timing of sales and reinvestments is based on various factors, including management’s evaluation of interest rate trends, the credit risk of municipal securities and the Company’s liquidity. The Company’s available-for-sale investment portfolio carried a total of $6.9 million of unrealized gains and $15.4 million of unrealized losses at June 30, 2017, compared to $4.6 million of unrealized gains and $23.7 million of unrealized losses at December 31, 2016.
No impairment losses were recognized through earnings related to investment securities during the six months ended June 30, 2017 and 2016. The total amount of unrealized losses was primarily due to changes in interest rates since the securities were purchased.

Additionally, at June 30, 2017 and December 31, 2016, the Company held $99.0 million and $93.1 million, respectively, of held-to-maturity securities at amortized cost. All of the held-to-maturity securities were mortgage-backed securities guaranteed by U.S. government agencies or government-sponsored entities, or U.S. Treasury securities.
See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 4: Investments” for further details of the Company’s investment securities.
Loans held for sale. Loans held for sale decreased $0.6 million, or 17%, to $2.9 million at June 30, 2017 from $3.5 million at December 31, 2016. The balance of loans held for sale usually relates to the timing and volume of residential loans originated for sale and the ultimate sale transaction which is typically executed within a short time following the loan origination. From time to time, the Company may also sell loans that have been held in the loan portfolio. The sale of such loans may improve the Bank’s liquidity and capital position or may provide the Bank additional flexibility for more profitable and strategic future lending opportunities.
Goodwill and intangible assets, net. Goodwill and intangible assets decreased $2.9 million, or 2%, to $166.4 million at June 30, 2017 from $169.3 million at December 31, 2016. The decrease was due to amortization of intangible assets.
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
The estimated fair value of Boston Private Wealth as a result of the fourth quarter 2016 impairment testing was $68.0 million as compared to a carrying value of $76.9 million, resulting in a deficit of $8.9 million, or 11.6%. Even though the Company recorded a goodwill impairment charge for Boston Private Wealth in 2016, there could be additional goodwill impairment in the future should Boston Private Wealth’s actual results not meet projections. In addition to financial results, other inputs to the valuation, such as the discount rate and market assumptions, could negatively affect the estimated fair value of Boston Private Wealth in the future. The Company will continue to monitor Boston Private Wealth’s actual results versus the projections used in the 2016 valuation, changes in AUM, as well as changes to the various inputs used in the 2016 valuation for a triggering event prior to the 2017 annual impairment testing. The Company has concluded that no interim goodwill impairment triggering event has occurred and no interim goodwill impairment testing was necessary at June 30, 2017. Absent any triggering events that could occur in the third quarter of 2017, the Company will again be performing its annual goodwill impairment testing in the fourth quarter.
The estimated fair value of Anchor as a result of the fourth quarter 2016 impairment testing was $87.0 million as compared to a carrying value of $81.6 million, an excess of $5.4 million, or 6.6%. Due to the narrow margin between the fair value and the carrying value of Anchor, Anchor will continue to be at risk for potential goodwill impairment. The Company will monitor Anchor’s actual results versus the projections used in the 2016 valuation, changes in AUM, as well as changes to the various inputs used in the 2016 valuation for a triggering event prior to the 2017 annual impairment testing. The Company has concluded that no interim goodwill impairment triggering event occurred and no interim goodwill impairment testing was necessary at June 30, 2017. Absent any triggering events that could occur in the third quarter of 2017, the Company will again be performing its annual goodwill impairment testing in the fourth quarter.
Total other assets. Total other assets, as presented in the table above, consists of the following line items from the consolidated balance sheet: other real estate owned (“OREO”) (if any), premises and equipment, fees receivable, accrued interest receivable, deferred income taxes, net, and other assets. Total other assets increased $49.5 million, or 20%, to $303.1 million at June 30, 2017 as compared to $253.6 million at December 31, 2016. The increase was the result of increases in other assets partially offset by a decrease in deferred income taxes, net, OREO, and fees receivable.
OREO decreased $1.7 million to zero at June 30, 2017 from $1.7 million at December 31, 2016. In 2017, the one property held in OREO at December 31, 2016 was sold for a small loss.
Deferred income taxes, net, decreased $5.6 million, or 10%, to $49.8 million at June 30, 2017 from $55.5 million at December 31, 2016. The decrease was primarily due to the current year tax effect of other comprehensive income. At June 30,

2017, no valuation allowance on the net deferred tax asset was required due primarily to the expectation of future taxable income as well as the availability of current and historical taxable income.
Other assets, which consist primarily of BOLI, prepaid expenses, investment in partnerships, the fair value of interest rate derivatives, and other receivables, increased $55.1 million, or 42%, to $185.8 million at June 30, 2017 from $130.8 million at December 31, 2016. The increase was primarily due to an additional $50.0 million investment in BOLI policies.
Deposits. Total deposits increased $296.2 million, or 5%, to $6.4 billion, at June 30, 2017 from $6.1 billion at December 31, 2016. Deposits are the principal source of the Bank’s funds for use in lending, investments, and liquidity. Certificates of deposits represented approximately 10% of total deposits at both June 30, 2017 and December 31, 2016. Deposit levels can fluctuate from quarter to quarter as a result of large short-term transactions by commercial clients. Seasonality can also affect the deposit balances.
The following table presents the composition of the Company’s deposits at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Balance	as a % of total	Balance	as a % of total
	(In thousands)
Demand deposits (noninterest-bearing)	$1,935,622	30%	$1,753,648	29%
NOW (1)	631,973	10%	578,657	9%
Savings	69,892	1%	74,162	1%
Money market (1)	3,055,642	48%	3,102,048	51%
Certificates of deposit under $100,000 (1)	277,475	4%	236,001	4%
Certificates of deposit of $100,000 or greater	410,735	7%	340,630	6%
Total deposits	$6,381,339	100%	$6,085,146	100%
_____________________

(1)	Includes brokered deposits of $612.4 million $738.3 million at June 30, 2017 and December 31, 2016, respectively.
Borrowings. Total borrowings (consisting of securities sold under agreements to repurchase, federal funds purchased (if any), FHLB borrowings, and junior subordinated debentures) decreased $185.6 million, or 19%, to $0.8 billion at June 30, 2017 from $1.0 billion at December 31, 2016.
Repurchase agreements decreased $30.4 million, or 51%, to $29.2 million at June 30, 2017 from $59.6 million at December 31, 2016. Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature.
From time to time, the Company purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. At June 30, 2017, the Company had $40.0 million federal funds purchased outstanding. The Company had $80.0 million in federal funds purchased outstanding at December 31, 2016.
FHLB borrowings decreased $115.2 million, or 16%, to $619.0 million at June 30, 2017 from $734.2 million at December 31, 2016. The decrease was primarily due to deposit growth in excess of loan growth in 2017. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth and to manage interest rate risk, but can also be used as an additional source of liquidity for the Bank.
Total other liabilities. Total other liabilities, which consist primarily of accrued interest, accrued bonus, the fair value of interest rate derivatives, and other accrued expenses, decreased $4.6 million, or 4%, to $115.1 million at June 30, 2017 from $119.7 million at December 31, 2016. The decrease was primarily due to the payment in the first quarter of 2017 of accrued variable compensation, bonuses and employee benefits that had been accrued for at December 31, 2016.

Loan Portfolio and Credit Quality
Loans. Total portfolio loans increased $165.6 million, or 3%, to $6.3 billion, or 77% of total assets, at June 30, 2017, from $6.1 billion, or 77% of total assets, at December 31, 2016. Increases were recorded in residential loans of $145.4 million, or 6%; commercial real estate loans of $54.1 million, or 2%; construction and land loans of $26.1 million, or 25%; commercial tax exempt loans of $17.5 million, or 4%; consumer and other loans of $2.4 million, or 1%, partially offset by decreases in commercial and industrial loans of $69.6 million, or 11%, and home equity loans of $10.3 million, or 9%.
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
The Bank’s commercial real estate loan portfolio, the largest portfolio segment after residential, includes loans secured by the following types of collateral at June 30, 2017: $699.0 million secured by multifamily and residential investment property; $619.4 million secured by retail property; $523.8 million secured by office and medical property; $190.5 million secured by manufacturing, industrial, and warehouse property; $128.0 million secured by hospitality property; and $195.6 million secured by other property. The Bank’s commercial real estate loan portfolio as of December 31, 2016 included loans secured by the following types of collateral: $674.2 million secured by multifamily and residential investment property; $660.7 million secured by retail property; $466.8 million secured by office and medical property; $195.9 million secured by manufacturing, industrial, and warehouse property; $116.0 million secured by hospitality property; and $188.6 million secured by other property.
Geographic concentration. The following table presents the Company’s outstanding loan balance concentrations at June 30, 2017 based on the location of the regional offices to which they are attributed.

	New England		San Francisco Bay Area		Southern California		Total
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
Commercial and industrial	$429,598	7%	$49,163	1%	$62,995	1%	$541,756	9%
Commercial tax exempt	312,783	5%	91,666	2%	11,708	—%	416,157	7%
Commercial real estate	993,426	16%	688,751	11%	674,168	11%	2,356,345	38%
Construction and land	74,919	1%	22,177	—%	33,808	1%	130,904	2%
Residential	1,540,393	24%	488,854	7%	495,978	8%	2,525,225	39%
Home equity	71,953	1%	28,400	1%	8,196	—%	108,549	2%
Consumer and other	175,644	3%	17,909	—%	7,439	—%	200,992	3%
Total loans (1)	$3,598,716	57%	$1,386,920	22%	$1,294,292	21%	$6,279,928	100%
________________________

(1)	Regional percentage totals may not reconcile due to rounding.

Allowance for loan losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and totaled $75.0 million and $78.1 million as of June 30, 2017 and December 31, 2016, respectively.

The allowance for loan losses as of June 30, 2017 decreased $3.1 million from December 31, 2016 due to a decline in the loss factors and a change in the volume and type of criticized loans, partially offset by the mix in the loan portfolio and loan growth in certain portfolio segments. The allowance for loan losses as a percentage of total loans decreased 9 basis points to 1.19% as of June 30, 2017 from 1.28% as of December 31, 2016. The decrease in the ratio of allowance for loan losses to total loans is due to a decline in the loss factors, a combination of the mix in the loan portfolio, and the change in the volume and type of criticized loans. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 7: Allowance for Loan Losses” for an analysis of the Company’s allowance for loan losses.
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

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net loans (charged-off)/ recovered:
New England	$667	$1,276	$746	$(870)
San Francisco Bay Area	2,856	537	2,891	3,991
Southern California	(431)	48	(410)	(200)
Total net loans (charged-off)/ recovered	$3,092	$1,861	$3,227	$2,921
Net recoveries of $3.1 million were recorded in the second quarter of 2017, compared to $1.9 million of net recoveries for the same period of 2016. The $3.2 million in net recoveries recorded in the first six months of 2017 related primarily to commercial real estate loans.
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
Nonperforming assets. The Company’s nonperforming assets include nonaccrual loans and OREO, if any. OREO, if any, consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of deeds in lieu of foreclosure. As of June 30, 2017, nonperforming assets totaled $16.2 million, or 0.20% of total assets, a decrease of $2.8 million, or 15%, compared to $19.0 million, or 0.24% of total assets, as of December 31, 2016.
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest in accordance with the contractual terms of the loan agreement is in doubt. Despite a loan having a current payment status, if the Bank has reason to believe it may not collect all principal and interest on the loan in accordance with the related contractual terms, the Bank will generally discontinue the accrual of interest income and will apply any future interest payments received to principal. Of the $16.2 million of loans on nonaccrual status as of June 30, 2017, $5.8 million, or 36%, had a current payment status, $0.4 million, or 2%, were 30-89 days past due, and $10.0 million, or 62%, were 90 days or more past due. Of the $17.3 million of loans on nonaccrual status as of December 31, 2016, $5.1 million, or 29%, had a current payment status, $2.2 million, or 13%, were 30-89 days past due, and $10.0 million, or 58%, were 90 days or more past due.
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
Delinquencies. The past due status of a loan is determined in accordance with its contractual repayment terms. All loan types are reported past due when one scheduled payment is due and unpaid for 30 days or more. Loans 30-89 days past due decreased $11.9 million, or 79%, to $3.2 million as of June 30, 2017 from $15.1 million as of December 31, 2016. Loan delinquencies can be attributed to many factors, such as continuing weakness in, or deteriorating, economic conditions in the region the collateral is located, the loss of a tenant or lower lease rates for commercial borrowers, renewal and administrative issues, or the loss of income for consumers and the resulting liquidity impacts on the borrowers. Further deterioration in the credit condition of these delinquent loans could lead to the loans going to nonaccrual status and/or being downgraded. Downgrades would generally result in additional provision for loan losses. Past due loans may be included with accruing substandard loans.
In certain instances, although very infrequently, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans 90 days or more past due, but still accruing, respectively, as of June 30, 2017 and December 31, 2016.
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
Impaired loans individually evaluated for impairment in the allowance for loan losses totaled $24.0 million as of June 30, 2017, a decrease of $2.0 million, or 8%, compared to $26.0 million as of December 31, 2016. As of June 30, 2017, $9.5 million of the individually evaluated impaired loans had $1.0 million in specific reserve allocations. The remaining $14.5 million of individually evaluated impaired loans did not have specific reserve allocations due to the adequacy of collateral, prior charge-offs taken, interest collected and applied to principal, or a combination of these items. As of December 31, 2016, $11.4 million of individually evaluated impaired loans had $1.1 million in specific reserve allocations, and the remaining $14.6 million of individually evaluated impaired loans did not have specific reserve allocations.
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. As of June 30, 2017 and December 31, 2016, TDRs totaled $16.6 million and $18.1 million, respectively. As of June 30, 2017, $11.9 million of the $16.6 million in TDRs were on accrual status. As of December 31, 2016, $12.4 million of the $18.1 million in TDRs were on accrual status.

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
As of June 30, 2017, the Bank has identified $51.1 million in potential problem loans, a decrease of $12.6 million, or 20%, compared to $63.7 million as of December 31, 2016. This decrease was primarily due to one CRE loan for $9.2 million which was paid off in April 2017. Numerous factors impact the level of potential problem loans including economic conditions and real estate values. These factors affect the borrower’s liquidity and, in some cases, the borrower’s ability to comply with loan covenants such as debt service coverage. When there is a loss of a major tenant in a commercial real estate building, the appraised value of the building generally declines. Loans may be downgraded when this occurs as a result of the additional risk to the borrower in obtaining a new tenant in a timely manner and negotiating a lease with similar or better terms than the previous tenant. In many cases, these loans are still current and paying as agreed, although future performance may be impacted.
The following table presents a rollforward of nonaccrual loans for the three and six months ended June 30, 2017 and 2016:

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2017	2016	2017	2016
	(In thousands)
Nonaccrual loans, beginning of period	$20,945	$24,356	$17,315	$26,571
Transfers in to nonaccrual status	2,536	1,814	7,716	5,136
Transfers out to OREO	—	(1,944)	—	(1,944)
Transfers out to accrual status	(970)	(300)	(1,540)	(1,274)
Charge-offs	(458)	(19)	(458)	(2,765)
Paid off/ paid down	(5,877)	(4,719)	(6,857)	(6,536)
Nonaccrual loans, end of period	$16,176	$19,188	$16,176	$19,188

The following table presents a summary of credit quality by geography, based on the location of the regional offices:

	June 30, 2017	December 31, 2016
	(In thousands)
Nonaccrual loans:
New England	$9,880	$10,081
San Francisco Bay Area	1,857	2,989
Southern California	4,439	4,245
Total nonaccrual loans	$16,176	$17,315
Loans 30-89 days past due and accruing:
New England	$3,182	$10,311
San Francisco Bay Area	12	591
Southern California	—	4,235
Total loans 30-89 days past due	$3,194	$15,137
Accruing substandard loans:
New England	$10,185	$10,972
San Francisco Bay Area	6,574	15,890
Southern California	34,339	36,809
Total accruing substandard loans	$51,098	$63,671

The following table presents a summary of credit quality by loan type. The loan type assigned to the credit quality data is based on the purpose of the loan.

	June 30, 2017	December 31, 2016
	(In thousands)
Nonaccrual loans:
Commercial and industrial	$697	$572
Commercial real estate	3,004	4,583
Construction and land	232	179
Residential	11,173	10,908
Home equity	1,070	1,072
Consumer and other	—	1
Total nonaccrual loans	$16,176	$17,315
Loans 30-89 days past due and accruing:
Commercial and industrial	$665	$1,619
Commercial real estate	182	3,096
Construction and land	—	—
Residential	1,140	4,182
Home equity	429	245
Consumer and other	778	5,995
Total loans 30-89 days past due	$3,194	$15,137
Accruing substandard loans:
Commercial and industrial	$6,575	$9,277
Commercial real estate	39,980	49,696
Construction and land	2,922	3,297
Residential	1,370	1,399
Home equity	—	—
Consumer and other	251	2
Total accruing substandard loans	$51,098	$63,671

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
At June 30, 2017, the Company’s cash and cash equivalents amounted to $97.0 million. The Holding Company’s cash and cash equivalents amounted to $59.6 million at June 30, 2017. Management believes that the Holding Company and its affiliates, including the Bank, have adequate liquidity to meet their commitments for the foreseeable future.
Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At June 30, 2017 consolidated cash and cash equivalents and available-for-sale securities, less securities pledged against current borrowings and derivatives, amounted to $1.2 billion, or 15% of total assets, compared to $1.3 billion, or 16% of total assets at December 31, 2016. Future loan growth may depend upon the Company’s ability to continue to grow its core deposit levels. In addition, the Company has access to available borrowings through the FHLB totaling $1.1 billion at June 30, 2017 compared to $0.9 billion at December 31, 2016. Combined, this liquidity totals $2.3 billion, or 29% of assets and 37% of total deposits, as of June 30, 2017, compared to $2.2 billion, or 28% of assets and 37% of total deposits, at December 31, 2016.

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
Holding Company Liquidity. The Company and some of the Company’s majority-owned affiliates hold put and call options that would require the Company to purchase (and the noncontrolling interest owners of the majority-owned affiliates to sell) the remaining noncontrolling interests in these companies at either a contractually predetermined fair value, a multiple of EBITDA, or fair value, as determined by the respective agreements. At June 30, 2017, the estimated maximum redemption value for these affiliates related to outstanding put options was $17.2 million, all of which could be redeemed within the next 12 months, under certain circumstances, and is classified on the consolidated balance sheets as redeemable noncontrolling interests. These put and call options are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data - Note 14: Noncontrolling Interests” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
The Holding Company’s primary sources of funds are dividends from its affiliates and access to the capital and debt markets. The Holding Company recognized $2.7 million in net income from discontinued operations during the six months ended June 30, 2017 related to a revenue sharing agreement with Westfield Capital Management Company, LLC (“Westfield”). This revenue sharing agreement is in effect through December 2017, and the terms are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data - Note 3: Acquisitions, Asset Sales, and Divestitures” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Other than the revenue sharing agreement with Westfield, divestitures are not ongoing sources of funds for the Holding Company. After the December 2017 payment under the revenue sharing agreement is received in 2018, the Company will not receive additional net income from Westfield. Dividends from the Bank are limited by various regulatory requirements relating to capital adequacy and retained earnings. See Part II. Item 5. “Market for Registrant’s Common Equity, Related Stockholders Matters, and Issuers Purchases of Equity Securities” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for further details.
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
The Company is required to pay interest quarterly on its junior subordinated debentures. The estimated cash outlay for the remaining six months of 2017 for the interest payments is approximately $1.6 million based on the debt outstanding at June 30, 2017 and estimated LIBOR.
The Company presently plans to pay cash dividends on its common stock on a quarterly basis dependent upon a number of factors such as profitability, Holding Company liquidity, and the Company’s capital levels. However, the ultimate declaration of dividends by the board of directors of the Company will depend on consideration of, among other things, recent financial trends and internal forecasts, regulatory limitations, alternative uses of capital deployment, general economic conditions, and regulatory changes to capital requirements. Based on the current quarterly dividend rate of $0.11 per share, as announced by the Company on January 18, 2017, and estimated shares outstanding, the Company estimates that the amount to be paid out for dividends to common shareholders in the remaining six months of 2017 will be approximately $18.1 million. The estimated dividend payments in 2017 could increase or decrease if the Company’s board of directors votes to increase or decrease, respectively, the current dividend rate, and/or the number of shares outstanding changes significantly.
Based on the shares of stock outstanding of 6.95% Non-Cumulative Perpetual Preferred Stock, Series D, and the dividend rate, the Company expects to pay $1.7 million in cash dividends on preferred stock for the remaining six months of 2017. Although the rate of interest is set in the terms of the preferred stock, the quarterly preferred stock dividend payments are subject to approval by the Company’s board of directors.
In the first quarter of 2016, the Company’s board of directors approved, and received regulatory non-objection for, a share repurchase program of up to $20 million of the Company’s outstanding common shares. Under the program, shares may be repurchased from time to time in the open market for a two-year period. As of June 30, 2017, there remains $10.7 million available to be repurchased. The amount and timing of additional repurchases, if any, will be based on the Company’s continuous evaluation of the program.
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
From time to time, the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. At June 30, 2017, the Bank had unused federal fund lines of credit totaling $565.0 million with correspondent institutions to provide it with immediate access to overnight borrowings, compared to $485.0 million at December 31, 2016. At June 30, 2017, the Bank had $40.0 million of outstanding borrowings under the federal fund lines with these correspondent institutions and had $80.0 million of outstanding borrowings under the federal fund lines at December 31, 2016. Certain liquidity sources, such as federal funds lines, may be withdrawn by the correspondent bank at any time especially in the event of financial deterioration of the institution.
The Bank has also negotiated brokered deposit agreements with several institutions that have nationwide distribution capabilities. At June 30, 2017, the Bank had $612.4 million of brokered deposits outstanding under these agreements, compared to $738.3 million at December 31, 2016.
If the Bank is no longer able to utilize the FHLB for borrowing, collateral currently used for FHLB borrowings could be transferred to other facilities such as the Federal Reserve’s discount window. In addition, the Bank could increase its usage of brokered deposits. Other borrowing arrangements may have higher rates than the FHLB would typically charge.

Capital Resources
Total shareholders’ equity at June 30, 2017 was $799.4 million, compared to $768.5 million at December 31, 2016, an increase of $30.9 million, or 4%. The increase in shareholders’ equity was primarily the result of net income, the change in other comprehensive income/(loss), amortization of stock compensation, and the conversion of stock warrants, partially offset by dividends paid.
The Company currently has one class of warrants to purchase common stock outstanding. These warrants were initially issued to the U.S. Department of the Treasury (the “TARP warrants”). As of June 30, 2017, 1,833,255 warrants were outstanding, before adjusting for dividends paid on the Company’s common stock in excess of $0.01 per share. The TARP warrants expire in November 2018.
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

The new rules are phased-in through 2019. The Bank and Company were in compliance with all of the requirements of the capital conservation buffer as of June 30, 2017.
To be categorized as “well capitalized,” the Company and the Bank must maintain specified minimum capital ratios. In addition, the Company and the Bank cannot be subject to any written agreement, order or capital directive or prompt corrective action to be considered “well capitalized.” Both the Company and the Bank maintained capital at levels that would be considered “well capitalized” as of June 30, 2017 under the applicable regulations.
As of June 30, 2017, quantitative measures established by regulation to ensure capital adequacy required us to maintain minimum ratios of CETI, Tier 1, and total capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations).
The following tables present the Company’s and the Bank’s amounts of regulatory capital and related ratios as of June 30, 2017 and December 31, 2016. Also presented are the minimum requirements established by the Federal Reserve and the FDIC as of those dates for the Company and the Bank, respectively, to meet applicable capital requirements and the requirements of the FDIC as of those dates for the Bank to be considered “well capitalized” under the FDIC’s prompt corrective action provisions. On July 28, 2017, Boston Private Bank became a member of the Federal Reserve System. The Federal Reserve and the Massachusetts Division of Banks may impose higher capital ratios than those listed below based upon the results of regulatory exams. The Bank was categorized as “well capitalized” under the FDIC’s prompt corrective action provisions as of June 30, 2017 and December 31, 2016.

	Actual		For capital adequacy purposes (at least)		To be well capitalized under prompt corrective action provisions (at least)		Basel III minimum capital ratio with capital conservation buffer (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Ratio
	(In thousands)
As of June 30, 2017
Common equity tier 1 risk-based capital
Company	$592,845	10.28%	$259,446	4.5%	n/a	n/a	7.0%
Boston Private Bank	685,118	11.93	258,481	4.5	$373,361	6.5%	7.0
Tier 1 risk-based capital
Company	742,540	12.88	345,928	6.0	n/a	n/a	8.5
Boston Private Bank	685,118	11.93	344,641	6.0	459,521	8.0	8.5
Total risk-based capital
Company	814,935	14.13	461,238	8.0	n/a	n/a	10.5
Boston Private Bank	756,976	13.18	459,521	8.0	574,401	10.0	10.5
Tier 1 leverage capital
Company	742,540	9.25	321,222	4.0	n/a	n/a	4.0
Boston Private Bank	685,118	8.58	319,281	4.0	399,101	5.0	4.0

	Actual		For capital adequacy purposes (at least)		To be well capitalized under prompt corrective action provisions (at least)		Basel III minimum capital ratio with capital conservation buffer (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Ratio
	(In thousands)
As of December 31, 2016
Common equity tier 1 risk-based capital
Company	$571,663	10.00%	$257,222	4.5%	n/a	n/a	7.0%
Boston Private Bank	661,991	11.64	256,030	4.5	$369,822	6.5%	7.0
Tier 1 risk-based capital
Company	722,674	12.64	342,962	6.0	n/a	n/a	8.5
Boston Private Bank	661,991	11.64	341,374	6.0	455,165	8.0	8.5
Total risk-based capital
Company	794,584	13.90	457,283	8.0	n/a	n/a	10.5
Boston Private Bank	733,214	12.89	455,165	8.0	568,956	10.0	10.5
Tier 1 leverage capital
Company	722,674	9.42	306,848	4.0	n/a	n/a	4.0
Boston Private Bank	661,991	8.70	304,510	4.0	380,637	5.0	4.0
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
The Company has sponsored the creation of two statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. In accordance with ASC 810-10-55, Consolidation - Overall - Implementation Guidance and Illustrations - Variable Interest Entities, these statutory trusts created by the Company are not consolidated into the Company’s financial statements; however, the Company reflects the amounts of junior subordinated debentures payable to the preferred stockholders of statutory trusts as debt in its financial statements. As of both June 30, 2017 and December 31, 2016, all $100.0 million of the net balance of these trust preferred securities qualified as Tier 1 capital.

Recent Accounting Pronouncements
See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 13: Recent Accounting Pronouncements” for a description of upcoming changes to accounting principles generally accepted in the United States that may impact the Company.

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
Based on such evaluation, except for the exclusion noted in the preceding paragraph, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of June 30, 2017 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries, was made known to the certifying officers by others within the Company and its consolidated subsidiaries in the reports that it files or submits under the Exchange Act and is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. On a quarterly basis, the Company evaluates the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.
(b) Change in internal controls over financial reporting.
There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. Other Information

Item 1.     Legal Proceedings
The Company is involved in various legal proceedings. In the opinion of management, final disposition of these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 1A.     Risk Factors
Before deciding to invest in us or deciding to maintain or increase your investment, you should carefully consider the risks described in Part I. Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC. There have been no material changes to these risk factors since the filing of that report, except as discussed in the following paragraphs.
The Company is amending one of the risk factors in its Annual Report on Form 10-K to reflect the fact that, on July 28, 2017, the Bank became a member of the Federal Reserve Bank of Boston.
Our banking business is highly regulated, which could limit or restrict our activities, and changes in banking laws and regulations could have a material adverse effect on our business.
We are subject to regulation and supervision by the Federal Reserve, and the Bank is subject to regulation and supervision by the Commissioner and the Federal Reserve. Federal and state laws and regulations govern numerous matters affecting us, including changes in the ownership or control of banks and bank holding companies; maintenance of adequate capital and the financial condition of a financial institution; permissible types, amounts and terms of extensions of credit and investments; permissible non-banking activities; the level of reserves against deposits and restrictions on dividend payments. The Federal Reserve and the Commissioner have the power to issue cease and desist orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which we and the Bank may conduct business and obtain financing.
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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities of the Company in the second quarter of 2017.
The Company received a notice of non-objection from the Federal Reserve for a share repurchase program of up to $20 million of the Company’s outstanding common shares. Under the program, shares may be repurchased from time to time in the open market for a two-year period. The Company’s board of directors approved the program on January 27, 2016. There were no repurchases of equity securities of the Company in the second quarter of 2017. The Company has authorization to repurchase $10,661,737 of shares based on the remaining amount in the current repurchase program.

Item 3.     Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
On July 28, 2017, Boston Private Bank & Trust Company became a member of the Federal Reserve System.

Item 6.     Exhibits
(a) Exhibits

Exhibit No.	Description	Incorporated by Reference			Filed or Furnished with this 10-Q
		Form	SEC Filing Date	Exhibit Number
10.1	Form of Restricted Stock Unit Award Agreement for the Chief Executive Officer under the Boston Private Financial Holdings, Inc. Amended and Restated 2009 Stock Option and Incentive Plan				Filed
10.2	Form of Restricted Stock Unit Award Agreement for Employees under the Boston Private Financial Holdings, Inc. Amended and Restated 2009 Stock Option and Incentive Plan				Filed
10.3	Form of Restricted Stock Unit Award Agreement for Employees under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, as Amended				Filed
31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

/s/ CLAYTON G. DEUTSCH
August 2, 2017	Clayton G. Deutsch
Chief Executive Officer

/s/ DAVID J. KAYE
August 2, 2017	David J. Kaye
Executive Vice President, Chief Financial and Administrative Officer