Form 10-Q
period 2017-09-30
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2017-11-07
CIK 821127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 3, 2017:

Common Stock, Par Value $1.00 Per Share	84,240,520
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION, ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)
	September 30, 2017	December 31, 2016
	(In thousands, except share and per share data)
Assets:
Cash and cash equivalents	$110,440	$106,557
Investment securities available-for-sale (amortized cost of $1,196,635 and $1,283,161 at September 30, 2017 and December 31, 2016, respectively)	1,189,827	1,264,132
Investment securities held-to-maturity (fair value of $83,878 and $92,604 at September 30, 2017 and December 31, 2016, respectively)	84,090	93,079
Stock in Federal Home Loan Bank and Federal Reserve Bank	61,714	44,077
Loans held for sale	1,957	3,464
Total loans	6,413,201	6,114,354
Less: Allowance for loan losses	74,873	78,077
Net loans	6,338,328	6,036,277
Other real estate owned (“OREO”)	—	1,690
Premises and equipment, net	36,546	31,827
Goodwill	142,554	142,554
Intangible assets, net	22,447	26,725
Fees receivable	12,560	13,400
Accrued interest receivable	21,823	20,479
Deferred income taxes, net	46,088	55,460
Other assets	201,024	130,753
Total assets	$8,269,398	$7,970,474
Liabilities:
Deposits	$6,262,347	$6,085,146
Securities sold under agreements to repurchase	59,903	59,624
Federal funds purchased	70,000	80,000
Federal Home Loan Bank borrowings	812,773	734,205
Junior subordinated debentures	106,363	106,363
Other liabilities	127,069	119,683
Total liabilities	7,438,455	7,185,021
Redeemable Noncontrolling Interests	15,882	16,972
Shareholders’ Equity:
Preferred stock, $1.00 par value; authorized: 2,000,000 shares; Series D, 6.95% Non-Cumulative Perpetual, issued and outstanding: 50,000 shares at September 30, 2017 and December 31, 2016; liquidation preference: $1,000 per share	47,753	47,753
Common stock, $1.00 par value; authorized: 170,000,000 shares; issued and outstanding: 84,082,250 shares at September 30, 2017 and 83,731,769 shares at December 31, 2016	84,082	83,732
Additional paid-in capital	606,802	597,454
Retained earnings	76,455	47,929
Accumulated other comprehensive income/ (loss)	(4,823)	(12,548)
Total Company’s shareholders’ equity	810,269	764,320
Noncontrolling interests	4,792	4,161
Total shareholders’ equity	815,061	768,481
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$8,269,398	$7,970,474
See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$58,096	$50,074	$169,468	$149,851
Taxable investment securities	1,569	1,537	4,831	4,638
Non-taxable investment securities	1,664	1,444	4,925	4,234
Mortgage-backed securities	3,267	3,079	10,266	9,126
Federal funds sold and other	916	469	2,347	1,381
Total interest and dividend income	65,512	56,603	191,837	169,230
Interest expense:
Deposits	5,356	4,163	14,836	12,420
Federal Home Loan Bank borrowings	2,657	1,929	7,257	6,021
Junior subordinated debentures	761	591	2,148	1,753
Repurchase agreements and other short-term borrowings	111	49	182	117
Total interest expense	8,885	6,732	24,423	20,311
Net interest income	56,627	49,871	167,414	148,919
Provision/ (credit) for loan losses	(432)	(138)	(6,727)	(5,806)
Net interest income after provision/ (credit) for loan losses	57,059	50,009	174,141	154,725
Fees and other income:
Investment management fees	11,274	10,717	33,194	32,002
Wealth advisory fees	13,279	12,750	39,063	38,013
Wealth management and trust fees	11,619	10,826	33,606	32,950
Other banking fee income	2,726	3,447	6,384	9,662
Gain on sale of loans, net	169	156	366	562
Gain/ (loss) on sale of investments, net	230	273	486	519
Gain/ (loss) on OREO, net	—	137	(46)	417
Other	970	1,706	1,738	704
Total fees and other income	40,267	40,012	114,791	114,829
Operating expense:
Salaries and employee benefits	45,168	40,924	134,486	124,098
Occupancy and equipment	11,283	9,521	32,711	29,036
Professional services	3,308	2,290	9,728	8,820
Marketing and business development	2,216	1,623	5,847	5,604
Contract services and data processing	1,608	1,865	4,829	5,281
Amortization of intangibles	1,426	1,568	4,278	4,740
FDIC insurance	647	722	2,292	2,757
Restructuring	—	—	—	2,017
Other	3,690	3,157	11,776	10,757
Total operating expense	69,346	61,670	205,947	193,110
Income before income taxes	27,980	28,351	82,985	76,444
Income tax expense	8,289	8,652	24,805	23,716
Net income from continuing operations	19,691	19,699	58,180	52,728
Net income from discontinued operations	1,186	1,047	3,881	4,357
Net income before attribution to noncontrolling interests	20,877	20,746	62,061	57,085
(Continued)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Less: Net income attributable to noncontrolling interests	1,074	1,110	3,190	3,010
Net income attributable to the Company	$19,803	$19,636	$58,871	$54,075
Adjustments to net income attributable to the Company to arrive at net income attributable to common shareholders	$(1,146)	$(1,006)	$(2,889)	$(2,265)
Net income attributable to common shareholders for earnings per share calculation	$18,657	$18,630	$55,982	$51,810
Basic earnings per share attributable to common shareholders:
From continuing operations:	$0.21	$0.22	$0.63	$0.58
From discontinued operations:	$0.01	$0.01	$0.05	$0.05
Total attributable to common shareholders:	$0.23	$0.23	$0.68	$0.64
Weighted average basic common shares outstanding	82,556,225	81,301,499	82,270,849	81,280,014
Diluted earnings per share attributable to common shareholders:
From continuing operations:	$0.21	$0.21	$0.61	$0.57
From discontinued operations:	$0.01	$0.01	$0.05	$0.05
Total attributable to common shareholders:	$0.22	$0.22	$0.66	$0.62
Weighted average diluted common shares outstanding	84,888,311	83,562,283	84,741,172	83,430,480

 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net income attributable to the Company	$19,803	$19,636	$58,871	$54,075
Other comprehensive income/ (loss), net of tax:
Unrealized gain/ (loss) on securities available-for-sale	1,114	(2,976)	7,588	12,322
Reclassification adjustment for net realized (gain)/ loss included in net income	(141)	(172)	(293)	(330)
Net unrealized gain/ (loss) on securities available-for-sale	973	(3,148)	7,295	11,992
Unrealized gain/ (loss) on cash flow hedges	70	379	(140)	(1,119)
Reclassification adjustment for net realized (gain)/ loss included in net income	172	249	558	761
Net unrealized gain/ (loss) on cash flow hedges	242	628	418	(358)
Net unrealized gain/ (loss) on other	—	—	12	—
Other comprehensive income/ (loss), net of tax	1,215	(2,520)	7,725	11,634
Total comprehensive income attributable to the Company, net	$21,018	$17,116	$66,596	$65,709
 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Non- controlling Interests	Total
	(In thousands, except share data)
Balance, December 31, 2015	$47,753	$83,411	$600,670	$12,886	$(1,500)	$3,393	$746,613
Net income attributable to the Company	—	—	—	54,075	—	—	54,075
Other comprehensive income/ (loss), net	—	—	—	—	11,634	—	11,634
Dividends paid to common shareholders: $0.30 per share	—	—	—	(24,940)	—	—	(24,940)
Dividends paid to preferred shareholders	—	—	—	(2,606)	—	—	(2,606)
Net change in noncontrolling interests	—	—	—	—	—	389	389
Repurchase of 684,442 shares of common stock	—	(684)	(7,336)	—	—	—	(8,020)
Net proceeds from issuance of:
165,934 shares of common stock	—	166	1,413	—	—	—	1,579
591,234 shares of incentive stock grants, net of 326,834 shares canceled or forfeited and 63,235 shares withheld for employee taxes	—	201	(939)	—	—	—	(738)
Amortization of stock compensation and employee stock purchase plan	—	—	2,186	—	—	—	2,186
Stock options exercised	—	101	688	—	—	—	789
Tax benefit/ (deficiency) from certain stock compensation awards	—	—	(728)	—	—	—	(728)
Other equity adjustments	—	—	1,255	—	—	—	1,255
Balance at September 30, 2016	$47,753	$83,195	$597,209	$39,415	$10,134	$3,782	$781,488

Balance, December 31, 2016	$47,753	$83,732	$597,454	$47,929	$(12,548)	$4,161	$768,481
Net income attributable to the Company	—	—	—	58,871	—	—	58,871
Other comprehensive income/ (loss), net	—	—	—	—	7,725	—	7,725
Dividends paid to common shareholders: $0.33 per share	—	—	—	(27,739)	—	—	(27,739)
Dividends paid to preferred shareholders	—	—	—	(2,606)	—	—	(2,606)
Net change in noncontrolling interests	—	—	—	—	—	631	631
Net proceeds from issuance of:
140,284 shares of common stock	—	140	1,461	—	—	—	1,601
90,848 incentive stock grant shares canceled or forfeited and 62,087 shares withheld for employee taxes	—	(153)	(816)	—	—	—	(969)
Exercise of warrants	—	261	1,618	—	—	—	1,879
Amortization of stock compensation and employee stock purchase plan	—	—	6,183	—	—	—	6,183
Stock options exercised	—	102	725	—	—	—	827
Other equity adjustments	—	—	177	—	—	—	177
Balance at September 30, 2017	$47,753	$84,082	$606,802	$76,455	$(4,823)	$4,792	$815,061

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine months ended September 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income attributable to the Company	$58,871	$54,075
Adjustments to arrive at net income from continuing operations
Net income attributable to noncontrolling interests	3,190	3,010
Less: Net income from discontinued operations	(3,881)	(4,357)
Net income from continuing operations	58,180	52,728
Adjustments to reconcile net income from continuing operations to net cash provided by/ (used in) operating activities:
Depreciation and amortization	15,835	16,997
Net income attributable to noncontrolling interests	(3,190)	(3,010)
Stock compensation, net of cancellations	6,183	2,186
Provision/ (credit) for loan losses	(6,727)	(5,806)
Loans originated for sale	(38,099)	(61,768)
Proceeds from sale of loans held for sale	39,972	65,086
Deferred income tax expense/ (benefit)	4,141	3,721
Net decrease/ (increase) in other operating activities	(9,407)	(2,134)
Net cash provided by/ (used in) operating activities of continuing operations	66,888	68,000
Net cash provided by/ (used in) operating activities of discontinued operations	3,881	4,357
Net cash provided by/ (used in) operating activities	70,769	72,357
Cash flows from investing activities:
Available-for-sale investment securities:
Purchases	(138,623)	(323,271)
Sales	119,238	41,961
Maturities, calls, redemptions, and principal payments	100,065	131,245
Held-to-maturity investment securities:
Purchases	(14,945)	—
Maturities and principal payments	23,541	16,907
(Investments)/ distributions in trusts, net	(747)	(539)
Purchase of additional Bank Owned Life Insurance (“BOLI”)	(50,000)	—
(Purchase)/ redemption of Federal Home Loan Bank and Federal Reserve Bank stock	(17,637)	(903)
Net (increase)/ decrease in portfolio loans	(298,304)	(156,688)
Proceeds from recoveries of loans previously charged-off	4,082	8,347
Proceeds from sale of OREO	1,644	1,337
Capital expenditures, net of sale proceeds	(10,769)	(7,099)
Net cash provided by/ (used in) investing activities of continuing operations	(282,455)	(288,703)
Net cash provided by/ (used in) investing activities	(282,455)	(288,703)
(Continued)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine months ended September 30,
	2017	2016
Cash flows from financing activities:
Net increase/ (decrease) in deposits	177,201	(122,406)
Net increase/ (decrease) in securities sold under agreements to repurchase	279	19,251
Net increase/ (decrease) in federal funds purchased	(10,000)	125,000
Net increase/ (decrease) in short-term Federal Home Loan Bank borrowings	110,000	95,000
Advances of long-term Federal Home Loan Bank borrowings	50,110	67,179
Repayments of long-term Federal Home Loan Bank borrowings	(81,542)	(100,822)
Dividends paid to common shareholders	(27,739)	(24,940)
Dividends paid to preferred shareholders	(2,606)	(2,606)
Proceeds from warrant exercises	1,879	—
Repurchase of common stock	—	(8,020)
Tax benefit/ (deficiency) from certain stock compensation awards	—	(728)
Proceeds from stock option exercises	827	789
Proceeds from issuance of common stock, net	632	841
Distributions paid to noncontrolling interests	(3,197)	(2,905)
Other equity adjustments	(275)	(350)
Net cash provided by/ (used in) financing activities of continuing operations	215,569	45,283
Net cash provided by/ (used in) financing activities	215,569	45,283
Net increase/ (decrease) in cash and cash equivalents	3,883	(171,063)
Cash and cash equivalents at beginning of year	106,557	238,694
Cash and cash equivalents at end of period	$110,440	$67,631
Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$23,681	$20,489
Cash paid for income taxes, (net of refunds received)	32,051	27,554
Change in unrealized gain/ (loss) on available-for-sale securities, net of tax	7,295	11,992
Change in unrealized gain/ (loss) on cash flow hedges, net of tax	418	(358)
Change in unrealized gain/ (loss) on other, net of tax	12	—
Non-cash transactions:
Loans transferred into other real estate owned from loan portfolio	—	1,944
Loans charged-off	(559)	(3,372)
Premises and equipment transferred into/ (out of) other assets held for sale	—	891
Deposits transferred into/ (out of) held for sale	—	105,788

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

2.    Earnings Per Share
The treasury stock method of calculating earnings per share (“EPS”) is presented below for the three and nine months ended September 30, 2017 and 2016. The following tables present the computations of basic and diluted EPS:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
(In thousands, except share and per share data)
Basic earnings per share - Numerator:
Net income from continuing operations	$19,691	$19,699	$58,180	$52,728
Less: Net income attributable to noncontrolling interests	1,074	1,110	3,190	3,010
Net income from continuing operations attributable to the Company	18,617	18,589	54,990	49,718
Decrease/ (increase) in noncontrolling interests’ redemption values (1)	(278)	(138)	(283)	341
Dividends on preferred stock	(868)	(868)	(2,606)	(2,606)
Total adjustments to income attributable to common shareholders	(1,146)	(1,006)	(2,889)	(2,265)
Net income from continuing operations attributable to common shareholders, treasury stock method	17,471	17,583	52,101	47,453
Net income from discontinued operations	1,186	1,047	3,881	4,357
Net income attributable to common shareholders, treasury stock method	$18,657	$18,630	$55,982	$51,810

Basic earnings per share - Denominator:
Weighted average basic common shares outstanding	82,556,225	81,301,499	82,270,849	81,280,014
Per share data - Basic earnings per share from:
Continuing operations	$0.21	$0.22	$0.63	$0.58
Discontinued operations	$0.01	$0.01	$0.05	$0.05
Total attributable to common shareholders	$0.23	$0.23	$0.68	$0.64

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
(In thousands, except share and per share data)
Diluted earnings per share - Numerator:
Net income from continuing operations attributable to common shareholders, after assumed dilution	$17,471	$17,583	$52,101	$47,453
Net income from discontinued operations	1,186	1,047	3,881	4,357
Net income attributable to common shareholders, after assumed dilution	$18,657	$18,630	$55,982	$51,810
Diluted earnings per share - Denominator:
Weighted average basic common shares outstanding	82,556,225	81,301,499	82,270,849	81,280,014
Dilutive effect of:
Stock options, performance-based and time-based restricted stock, and performance-based and time-based restricted stock units, and other dilutive securities (2)	1,233,888	956,446	1,333,830	959,917
Warrants to purchase common stock (2)	1,098,198	1,304,338	1,136,493	1,190,549
Dilutive common shares	2,332,086	2,260,784	2,470,323	2,150,466
Weighted average diluted common shares outstanding (2)	84,888,311	83,562,283	84,741,172	83,430,480
Per share data - Diluted earnings per share from:
Continuing operations	$0.21	$0.21	$0.61	$0.57
Discontinued operations	$0.01	$0.01	$0.05	$0.05
Total attributable to common shareholders	$0.22	$0.22	$0.66	$0.62
Dividends per share declared and paid on common stock	$0.11	$0.10	$0.33	$0.30
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

(2)
The diluted EPS computations for the three and nine months ended September 30, 2017 and 2016 do not assume the conversion, exercise, or contingent issuance of the following shares for the following periods because the result would have been anti-dilutive for the periods indicated. As a result of the anti-dilution, the potential common shares excluded from the diluted EPS computation are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Shares excluded due to exercise price exceeding the average market price of common shares during the period (total outstanding):	(In thousands)
Potential common shares from:
Stock options	48	224	74	285
Total shares excluded due to exercise price exceeding the average market price of common shares during the period	48	224	74	285

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
Reconciliation of Reportable Segment Items
The following tables present a reconciliation of the revenues, profits, assets, and other significant items of reportable segments as of and for the three and nine months ended September 30, 2017 and 2016. Interest expense on junior subordinated debentures is reported at the Holding Company.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Private Banking	(In thousands)
Net interest income	$57,295	$50,419	$169,334	$150,553
Fees and other income	3,720	5,528	8,182	11,132
Total revenues	61,015	55,947	177,516	161,685
Provision/ (credit) for loan losses	(432)	(138)	(6,727)	(5,806)
Operating expense	38,482	30,439	110,444	93,808
Income before income taxes	22,965	25,646	73,799	73,683
Income tax expense	6,634	8,226	22,112	23,638
Net income from continuing operations	16,331	17,420	51,687	50,045
Net income attributable to the Company	$16,331	$17,420	$51,687	$50,045

Assets	$8,113,836	$7,512,884	$8,113,836	$7,512,884
Depreciation	$1,431	$1,094	$4,145	$3,365

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Wealth Management and Trust	(In thousands)
Fees and other income	$11,739	$10,921	$33,934	$33,277
Operating expense (1)	11,752	12,307	37,562	41,897
Income/ (loss) before income taxes	(13)	(1,386)	(3,628)	(8,620)
Income tax expense/ (benefit)	(125)	(538)	(1,530)	(3,448)
Net income/ (loss) from continuing operations	112	(848)	(2,098)	(5,172)
Net income/ (loss) attributable to the Company	$112	$(848)	$(2,098)	$(5,172)

Assets	$73,511	$86,349	$73,511	$86,349
Amortization of intangibles	$727	$745	$2,181	$2,235
Depreciation	$330	$317	$1,008	$818

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Investment Management	(In thousands)
Net interest income	$8	$4	$16	$12
Fees and other income	11,280	10,717	33,230	32,023
Total revenues	11,288	10,721	33,246	32,035
Operating expense	8,407	7,986	25,107	23,904
Income before income taxes	2,881	2,735	8,139	8,131
Income tax expense	981	898	2,719	2,675
Net income from continuing operations	1,900	1,837	5,420	5,456
Noncontrolling interests	451	507	1,425	1,453
Net income attributable to the Company	$1,449	$1,330	$3,995	$4,003

Assets	$93,910	$93,669	$93,910	$93,669
Amortization of intangibles	$650	$650	$1,951	$1,951
Depreciation	$62	$68	$189	$215

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Wealth Advisory	(In thousands)
Net interest income	$36	$4	$82	$10
Fees and other income	13,299	12,778	39,122	38,099
Total revenues	13,335	12,782	39,204	38,109
Operating expense	9,174	8,975	27,560	27,839
Income before income taxes	4,161	3,807	11,644	10,270
Income tax expense	1,562	1,398	4,360	3,812
Net income from continuing operations	2,599	2,409	7,284	6,458
Noncontrolling interests	623	603	1,765	1,557
Net income attributable to the Company	$1,976	$1,806	$5,519	$4,901

Assets	$77,289	$79,133	$77,289	$79,133
Amortization of intangibles	$49	$173	$146	$554
Depreciation	$237	$219	$698	$653

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Holding Company and Eliminations	(In thousands)
Net interest income	$(711)	$(556)	$(2,018)	$(1,656)
Fees and other income	229	68	323	298
Total revenues	(482)	(488)	(1,695)	(1,358)
Operating expense	1,531	1,963	5,274	5,662
Income/ (loss) before income taxes	(2,013)	(2,451)	(6,969)	(7,020)
Income tax expense/ (benefit)	(763)	(1,332)	(2,856)	(2,961)
Net income/ (loss) from continuing operations	(1,250)	(1,119)	(4,113)	(4,059)
Discontinued operations	1,186	1,047	3,881	4,357
Net income/ (loss) attributable to the Company	$(64)	$(72)	$(232)	$298

Assets	$(89,148)	$(90,485)	$(89,148)	$(90,485)
Depreciation	$—	$8	$—	$29

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Total Company	(In thousands)
Net interest income	$56,627	$49,871	$167,414	$148,919
Fees and other income	40,267	40,012	114,791	114,829
Total revenues	96,894	89,883	282,205	263,748
Provision/ (credit) for loan losses	(432)	(138)	(6,727)	(5,806)
Operating expense	69,346	61,670	205,947	193,110
Income before income taxes	27,980	28,351	82,985	76,444
Income tax expense	8,289	8,652	24,805	23,716
Net income from continuing operations	19,691	19,699	58,180	52,728
Noncontrolling interests	1,074	1,110	3,190	3,010
Discontinued operations	1,186	1,047	3,881	4,357
Net income attributable to the Company	$19,803	$19,636	$58,871	$54,075

Assets	$8,269,398	$7,681,550	$8,269,398	$7,681,550
Amortization of intangibles	$1,426	$1,568	$4,278	$4,740
Depreciation	$2,060	$1,706	$6,040	$5,080
_____________________

(1)
Operating expense related to the Wealth Management and Trust segment includes no restructuring expense for the three and nine months ended September 30, 2017. There was no restructuring expense for the three months ended September 30, 2016 and $2.0 million of restructuring expense for the nine months ended September 30, 2016.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

4.    Investments
The following table presents a summary of investment securities:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
As of September 30, 2017
Available-for-sale securities at fair value:
U.S. government and agencies	$35,129	$24	$(590)	$34,563
Government-sponsored entities	305,210	789	(1,143)	304,856
Municipal bonds	301,436	4,900	(1,829)	304,507
Mortgage-backed securities (1)	539,064	739	(10,180)	529,623
Other	15,796	485	(3)	16,278
Total	$1,196,635	$6,937	$(13,745)	$1,189,827

Held-to-maturity securities at amortized cost:
U.S. government and agencies	$4,996	$—	$—	$4,996
Mortgage-backed securities (1)	79,094	89	(301)	78,882
Total	$84,090	$89	$(301)	$83,878

As of December 31, 2016
Available-for-sale securities at fair value:
U.S. government and agencies	$40,704	$86	$(854)	$39,936
Government-sponsored entities	337,865	1,058	(2,259)	336,664
Municipal bonds	296,271	2,116	(4,990)	293,397
Mortgage-backed securities (1)	584,960	928	(15,561)	570,327
Other	23,361	447	—	23,808
Total	$1,283,161	$4,635	$(23,664)	$1,264,132

Held-to-maturity securities at amortized cost:
Mortgage-backed securities (1)	$93,079	$1	$(476)	$92,604
Total	$93,079	$1	$(476)	$92,604
_____________________

(1)	All mortgage-backed securities are guaranteed by U.S. government agencies or government-sponsored entities.
The following table presents the maturities of available-for-sale investment securities, based on contractual maturity, as of September 30, 2017. Certain securities are callable before their final maturity. Additionally, certain securities (such as mortgage-backed securities) are shown within the table below based on their final (contractual) maturity, but due to prepayments and amortization are expected to have shorter lives.

	Available-for-sale Securities
	Amortized cost	Fair value
	(In thousands)
Within one year	$60,984	$61,511
After one, but within five years	342,959	344,253
After five, but within ten years	321,379	315,209
Greater than ten years	471,313	468,854
Total	$1,196,635	$1,189,827

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the maturities of held-to-maturity investment securities, based on contractual maturity, as of September 30, 2017.

	Held-to-maturity Securities
	Amortized cost	Fair value
	(In thousands)
Within one year	$4,996	$4,996
After one, but within five years	—	—
After five, but within ten years	13,418	13,409
Greater than ten years	65,676	65,473
Total	$84,090	$83,878
The following table presents the proceeds from sales, gross realized gains and gross realized losses for available-for-sale securities that were sold or called during the following periods:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
Proceeds from sales and calls	$16,207	$12,829	$119,238	$41,961
Realized gains	235	273	509	520
Realized losses	(5)	—	(23)	(1)
The following tables present information regarding securities as of September 30, 2017 and December 31, 2016 having temporary impairment, due to the fair values having declined below the amortized cost of the individual securities, and the time period that the investments have been temporarily impaired.

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	# of securities
September 30, 2017
Available-for-sale securities	(In thousands)
U.S. government and agencies	$14,883	$(129)	$9,690	$(461)	$24,573	$(590)	4
Government-sponsored entities	101,977	(818)	10,351	(325)	112,328	(1,143)	16
Municipal bonds	42,281	(399)	40,093	(1,430)	82,374	(1,829)	45
Mortgage-backed securities (1)	265,098	(3,376)	219,521	(6,804)	484,619	(10,180)	99
Other	21	(3)	—	—	21	(3)	2
Total	$424,260	$(4,725)	$279,655	$(9,020)	$703,915	$(13,745)	166

Held-to-maturity securities
Mortgage-backed securities (1)	$54,384	$(239)	$4,008	$(62)	$58,392	$(301)	11
Total	$54,384	$(239)	$4,008	$(62)	$58,392	$(301)	11

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	# of securities
	(In thousands, except number of securities)
December 31, 2016
Available-for-sale securities
U.S. government and agencies	$19,094	$(838)	$643	$(16)	$19,737	$(854)	4
Government-sponsored entities	125,412	(2,259)	—	—	125,412	(2,259)	18
Municipal bonds	182,395	(4,957)	2,720	(33)	185,115	(4,990)	109
Mortgage-backed securities (1)	492,008	(13,988)	41,544	(1,573)	533,552	(15,561)	99
Other	—	—	—	—	—	—	—
Total	$818,909	$(22,042)	$44,907	$(1,622)	$863,816	$(23,664)	230

Held-to-maturity securities
Mortgage-backed securities (1)	$87,483	$(476)	$—	$—	$87,483	$(476)	15
Total	$87,483	$(476)	$—	$—	$87,483	$(476)	15
_____________________

(1)	All mortgage-backed securities are guaranteed by U.S. government agencies or government-sponsored entities.
As of September 30, 2017, the U.S. government and agencies securities, government-sponsored entities securities, and mortgage-backed securities in the first table above had current Moody’s credit ratings of Aaa. The municipal bonds in the first table above had a current Standard and Poor’s credit rating of at least AA- or a current Moody’s credit rating of at least Aa3. The other securities in the first table above consisted of equity securities. At September 30, 2017, the Company does not consider these investments other-than-temporarily impaired because the decline in fair value on investments is primarily attributed to changes in interest rates and not credit quality.
At September 30, 2017 and December 31, 2016, the amount of investment securities in an unrealized loss position greater than 12 months, as well as in total, was primarily due to changes in interest rates. As of September 30, 2017, the Company had no intent to sell any securities in an unrealized loss position and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized loss amounts.
Cost method investments, which are included in other assets, can be temporarily impaired when the fair values decline below the amortized costs of the individual investments. There were no cost method investments with unrealized losses as of September 30, 2017 or December 31, 2016. The Company’s cost method investments primarily include low income housing partnerships which generate tax credits. The Company also holds partnership interests in venture capital funds formed to provide financing to small businesses and to promote community development. The Company had $40.4 million and $34.2 million in cost method investments included in other assets as of September 30, 2017 and December 31, 2016, respectively.

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of September 30, 2017	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available-for-sale securities:
U.S. government and agencies	$34,563	$34,358	$205	$—
Government-sponsored entities	304,856	—	304,856	—
Municipal bonds	304,507	—	304,507	—
Mortgage-backed securities	529,623	—	529,623	—
Other	16,278	16,278	—	—
Total available-for-sale securities	1,189,827	50,636	1,139,191	—
Derivatives - interest rate customer swaps	15,314	—	15,314	—
Derivatives - interest rate swaps	39	—	39	—
Derivatives - risk participation agreement	1	—	1	—
Other investments	6,857	6,857	—	—

Liabilities:
Derivatives - interest rate customer swaps	$15,536	$—	$15,536	$—
Derivatives - interest rate swaps	360	—	360	—
Derivatives - risk participation agreement	137	—	137	—
Other liabilities	6,857	6,857	—	—

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

		Fair value measurements at reporting date using:
	As of December 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available-for-sale securities:
U.S. government and agencies	$39,936	$39,293	$643	$—
Government-sponsored entities	336,664	—	336,664	—
Municipal bonds	293,397	—	293,397	—
Mortgage-backed securities	570,327	—	570,327	—
Other	23,808	23,808	—	—
Total available-for-sale securities	1,264,132	63,101	1,201,031	—
Derivatives - interest rate customer swaps	17,032	—	17,032	—
Derivatives - risk participation agreement	15	—	15	—
Other investments	6,110	6,110	—	—

Liabilities:
Derivatives - interest rate customer swaps	$16,560	$—	$16,560	$—
Derivatives - interest rate swaps	1,040	—	1,040	—
Derivatives - risk participation agreement	6	—	6	—
Other liabilities	6,110	6,110	—	—
As of September 30, 2017 and December 31, 2016, available-for-sale securities consisted primarily of U.S. government and agencies securities, government-sponsored entities securities, municipal bonds, mortgage-backed securities, and other available-for-sale securities. The equities (which are categorized as other available-for-sale securities) are valued with prices quoted in active markets. The U.S. Treasury securities (which are categorized as U.S. government and agencies securities), as of both September 30, 2017 and December 31, 2016, are valued with prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement. The government-sponsored entities securities, municipal bonds, mortgage-backed securities, and certain investments in Small Business Administration (“SBA”) loans (which are categorized as U.S. government and agencies securities) generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets. Therefore, they have been categorized as a Level 2 measurement. No investments held as of September 30, 2017 or December 31, 2016 were categorized as Level 3. There were no changes in the valuation techniques used for measuring the fair value of available-for-sale securities in the nine month periods ended September 30, 2017 or 2016.
In managing its interest rate risk, the Company utilizes derivative instruments such as interest rate customer swaps, interest rate swaps, and risk participation agreements. As a service to its customers, the Company may utilize derivative instruments such as customer foreign exchange forward contracts to manage its foreign exchange risk, if any. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, they have been categorized as a Level 2 measurement as of September 30, 2017 and December 31, 2016. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements-Note 8: Derivatives and Hedging Activities” for further details.
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
The Company has determined that the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

current credit spreads to evaluate the likelihood of default by itself and its counterparties. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy as of September 30, 2017 and December 31, 2016.
Other investments, which are not considered available-for-sale investments, consist of deferred compensation trusts, which consist of publicly traded mutual fund investments that are valued at prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement as of September 30, 2017 and December 31, 2016.
There were no transfers between levels for assets or liabilities recorded at fair value on a recurring basis during the three or nine month periods ended September 30, 2017 and 2016.
There were no Level 3 assets valued on a recurring basis at September 30, 2017 or December 31, 2016.
The following tables present the Company’s assets and liabilities measured at fair value on a non-recurring basis during the periods ended September 30, 2017 and 2016, respectively, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of September 30, 2017	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended September 30, 2017	Nine months ended September 30, 2017
	(In thousands)
Assets:
Impaired loans (1)	$1,978	$—	$—	$1,978	$(255)	$(474)
_____________________

(1)	Collateral-dependent impaired loans held at September 30, 2017 that had write-downs in fair value or whose specific reserve changed during the first nine months of 2017.

	As of September 30, 2016	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended September 30, 2016	Nine months ended September 30, 2016
	(In thousands)
Assets:
Impaired loans (1)	$11,936	$—	$—	$11,936	$(418)	$(2,098)
_____________________

(1)	Collateral-dependent impaired loans held at September 30, 2016 that had write-downs in fair value or whose specific reserve changed during the first nine months of 2016.
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	As of September 30, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$1,978	Appraisals of Collateral	Discount for costs to sell	0% - 7%	4%
			Appraisal adjustments	0% - 51%	17%

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of September 30, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$11,936	Appraisals of Collateral	Discount for costs to sell	5% - 78%	5%
			Appraisal adjustments	0% - 20%	16%
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
The following tables present the carrying values and fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis:

	As of September 30, 2017
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$110,440	$110,440	$110,440	$—	$—
Investment securities held-to-maturity	84,090	83,878	4,996	78,882	—
Loans held for sale	1,957	2,013	—	2,013	—
Loans, net	6,338,328	6,340,308	—	—	6,340,308
Other financial assets	96,097	96,097	—	96,097	—
FINANCIAL LIABILITIES:
Deposits	6,262,347	6,262,234	—	6,262,234	—
Securities sold under agreements to repurchase	59,903	59,903	—	59,903	—
Federal funds purchased	70,000	70,000	—	70,000	—
Federal Home Loan Bank borrowings	812,773	813,535	—	813,535	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	2,684	2,684	—	2,684	—

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of December 31, 2016
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$106,557	$106,557	$106,557	$—	$—
Investment securities held-to-maturity	93,079	92,604	—	92,604	—
Loans held for sale	3,464	3,428	—	3,428	—
Loans, net	6,036,277	6,021,611	—	—	6,021,611
Other financial assets	77,956	77,956	—	77,956	—
FINANCIAL LIABILITIES:
Deposits	6,085,146	6,084,765	—	6,084,765	—
Securities sold under agreements to repurchase	59,624	59,624	—	59,624	—
Federal funds purchased	80,000	80,000	—	80,000	—
Federal Home Loan Bank borrowings	734,205	734,941	—	734,941	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	1,942	1,942	—	1,942	—
The estimated fair values have been determined by using available quoted market information or other appropriate valuation methodologies. The aggregate fair value amounts presented above do not represent the underlying value of the financial assets and liabilities to the Company taken as a whole as they do not reflect any premium or discount the Company might recognize if the asset were sold or the liability sold, settled or redeemed. An excess of fair value over book value on financial assets represents a premium, or gain, the Company might recognize if the asset were sold, while an excess of book value over fair value on financial liabilities represents a premium, or gain, the company might recognize if the liability were sold, settled, or redeemed prior to maturity. Conversely, losses would be recognized if an asset was sold where the book value exceeded the fair value or a liability was sold where the fair value exceeded the book value.
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
Held-to-maturity investment securities
Held-to-maturity securities currently include mortgage-backed securities and U.S. Treasury securities. The U.S. Treasury securities as of September 30, 2017 are valued with prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement. There were no U.S. Treasury securities held-to-maturity as of December 31, 2016. The mortgage-backed securities are fixed income instruments that are not quoted on an exchange, but may be traded in active markets. The fair value of these securities is based on quoted market prices obtained from external pricing services. The principal market for our securities portfolio is the secondary institutional market, with an exit price that is predominantly reflective of bid level pricing in that market. Accordingly, these held-to-maturity mortgage-backed securities are included in the Level 2 fair value category.

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
Other financial assets
Other financial assets consist of accrued interest and fees receivable, and stock in the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank ("FRB"), for which the carrying amount approximates fair value, and are classified as Level 2.
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
Total loans include deferred loan origination (fees)/ costs, net, of $7.1 million and $5.9 million as of September 30, 2017 and December 31, 2016, respectively.
The following table presents a summary of the loan portfolio by portfolio segment and class of receivable as of the dates indicated:

	September 30, 2017	December 31, 2016
	(In thousands)
Commercial and industrial	$618,256	$611,370
Commercial tax exempt	431,350	398,604
Total commercial and industrial	1,049,606	1,009,974
Commercial real estate	2,363,159	2,302,244
Construction and land	118,291	104,839
Residential	2,600,788	2,379,861
Home equity	107,227	118,817
Consumer and other	174,130	198,619
Total	$6,413,201	$6,114,354
The following table presents nonaccrual loans receivable by portfolio segment and class of receivable as of the dates indicated:

	September 30, 2017	December 31, 2016
	(In thousands)
Commercial and industrial	$968	$572
Commercial tax exempt	—	—
Total commercial and industrial	968	572
Commercial real estate	2,601	4,583
Construction and land	206	179
Residential	8,765	10,908
Home equity	1,062	1,072
Consumer and other	21	1
Total	$13,623	$17,315
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, although infrequent, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans 90 days or more past due, but still accruing as of both September 30, 2017 and December 31, 2016. The Bank’s policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six consecutive months). For troubled debt restructured loans (“TDRs”), a return

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

to accrual status generally requires timely payments for a period of six months in accordance with the restructured loan terms, along with meeting other criteria.
The following tables show the payment status of loans by class of receivable as of the dates indicated:

	September 30, 2017
	Accruing Past Due			Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Total Accruing Past Due	Current	30-89 Days Past Due	90 Days or Greater Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$945	$14	$959	$400	$350	$218	$968	$616,329	$618,256
Commercial tax exempt	—	—	—	—	—	—	—	431,350	431,350
Commercial real estate	663	244	907	670	—	1,931	2,601	2,359,651	2,363,159
Construction and land	413	—	413	59	4	143	206	117,672	118,291
Residential	—	226	226	5,063	152	3,550	8,765	2,591,797	2,600,788
Home equity	402	1,800	2,202	72	—	990	1,062	103,963	107,227
Consumer and other	568	17	585	13	—	8	21	173,524	174,130
Total	$2,991	$2,301	$5,292	$6,277	$506	$6,840	$13,623	$6,394,286	$6,413,201

	December 31, 2016
	Accruing Past Due			Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Total Accruing Past Due	Current	30-89 Days Past Due	90 Days or Greater Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$541	$1,078	$1,619	$537	$—	$35	$572	$609,179	$611,370
Commercial tax exempt	—	—	—	—	—	—	—	398,604	398,604
Commercial real estate	3,096	—	3,096	2,311	835	1,437	4,583	2,294,565	2,302,244
Construction and land	—	—	—	129	12	38	179	104,660	104,839
Residential	3,646	536	4,182	2,148	1,274	7,486	10,908	2,364,771	2,379,861
Home equity	245	—	245	—	80	992	1,072	117,500	118,817
Consumer and other	5,995	—	5,995	1	—	—	1	192,623	198,619
Total	$13,523	$1,614	$15,137	$5,126	$2,201	$9,988	$17,315	$6,081,902	$6,114,354
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
The following tables present the loan portfolio’s credit risk profile by internally assigned grade and class of receivable as of the dates indicated:

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	September 30, 2017
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Substandard	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$598,691	$10,459	$8,138	$968	$618,256
Commercial tax exempt	425,759	5,591	—	—	431,350
Commercial real estate	2,265,871	57,381	37,306	2,601	2,363,159
Construction and land	106,154	5,243	6,688	206	118,291
Residential	2,590,665	—	1,358	8,765	2,600,788
Home equity	106,165	—	—	1,062	107,227
Consumer and other	173,858	—	251	21	174,130
Total	$6,267,163	$78,674	$53,741	$13,623	$6,413,201

	December 31, 2016
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Substandard	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$591,388	$10,133	$9,277	$572	$611,370
Commercial tax exempt	388,544	10,060	—	—	398,604
Commercial real estate	2,230,732	17,233	49,696	4,583	2,302,244
Construction and land	101,254	109	3,297	179	104,839
Residential	2,367,554	—	1,399	10,908	2,379,861
Home equity	117,745	—	—	1,072	118,817
Consumer and other	198,616	—	2	1	198,619
Total	$5,995,833	$37,535	$63,671	$17,315	$6,114,354

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present, by class of receivable, the balance of impaired loans with and without a related allowance, the associated allowance for those impaired loans with a related allowance, and the total unpaid principal on impaired loans:

	As of and for the three and nine months ended September 30, 2017
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	QTD Average Recorded Investment	YTD Average Recorded Investment	QTD Interest Income Recognized while Impaired	YTD Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$1,371	$1,988	n/a	$1,626	$1,665	$18	$43
Commercial tax exempt	—	—	n/a	—	1,301	—	80
Commercial real estate	2,463	5,972	n/a	2,690	3,465	107	1,077
Construction and land	207	241	n/a	218	191	—	—
Residential	8,859	9,231	n/a	9,069	8,938	98	277
Home equity	—	—	n/a	—	—	—	—
Consumer and other	—	—	n/a	—	—	—	—
Subtotal	12,900	17,432	n/a	13,603	15,560	223	1,477
With an allowance recorded:
Commercial and industrial	598	598	$242	149	60	1	1
Commercial tax exempt	—	—	—	—	—	—	—
Commercial real estate	6,911	7,341	415	6,955	7,012	76	247
Construction and land	—	—	—	—	—	—	—
Residential	1,200	1,200	127	2,175	2,938	18	80
Home equity	36	36	21	36	37	—	1
Consumer and other	—	—	—	—	—	—	—
Subtotal	8,745	9,175	805	9,315	10,047	95	329
Total:
Commercial and industrial	1,969	2,586	242	1,775	1,725	19	44
Commercial tax exempt	—	—	—	—	1,301	—	80
Commercial real estate	9,374	13,313	415	9,645	10,477	183	1,324
Construction and land	207	241	—	218	191	—	—
Residential	10,059	10,431	127	11,244	11,876	116	357
Home equity	36	36	21	36	37	—	1
Consumer and other	—	—	—	—	—	—	—
Total	$21,645	$26,607	$805	$22,918	$25,607	$318	$1,806
_____________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three and nine months ended September 30, 2016
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	QTD Average Recorded Investment	YTD Average Recorded Investment	QTD Interest Income Recognized while Impaired	YTD Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$11,742	$13,874	n/a	$10,774	$6,325	$98	$169
Commercial tax exempt	—	—	n/a	—	—	—	—
Commercial real estate	5,966	11,148	n/a	7,288	9,672	332	874
Construction and land	224	548	n/a	400	1,332	48	48
Residential	6,472	6,832	n/a	7,345	7,345	59	173
Home equity	—	—	n/a	—	—	—	—
Consumer and other	—	—	n/a	—	—	—	—
Subtotal	24,404	32,402	n/a	25,807	24,674	537	1,264
With an allowance recorded:
Commercial and industrial	37	37	$22	37	33	—	1
Commercial tax exempt	—	—	—	—	—	—	—
Commercial real estate	7,164	7,593	593	7,194	7,259	79	237
Construction and land	—	—	—	—	660	—	—
Residential	6,877	6,877	701	5,977	5,994	36	115
Home equity	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—
Subtotal	14,078	14,507	1,316	13,208	13,946	115	353
Total:
Commercial and industrial	11,779	13,911	22	10,811	6,358	98	170
Commercial tax exempt	—	—	—	—	—	—	—
Commercial real estate	13,130	18,741	593	14,482	16,931	411	1,111
Construction and land	224	548	—	400	1,992	48	48
Residential	13,349	13,709	701	13,322	13,339	95	288
Home equity	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—
Total	$38,482	$46,909	$1,316	$39,015	$38,620	$652	$1,617
_____________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the year ended December 31, 2016
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$1,793	$2,155	n/a	$5,288	$249
Commercial tax exempt	—	—	n/a	—	—
Commercial real estate	4,488	9,647	n/a	8,520	1,032
Construction and land	179	507	n/a	1,069	48
Residential	8,134	8,506	n/a	7,446	211
Home equity	—	—	n/a	—	—
Consumer and other	—	—	n/a	—	—
Subtotal	14,594	20,815	n/a	22,323	1,540
With an allowance recorded:
Commercial and industrial	—	—	$—	31	1
Commercial tax exempt	—	—	—	—	—
Commercial real estate	7,115	7,544	548	7,230	314
Construction and land	—	—	—	507	—
Residential	4,284	4,284	565	5,505	143
Home equity	37	37	22	3	—
Consumer and other	—	—	—	—	—
Subtotal	11,436	11,865	1,135	13,276	458
Total:
Commercial and industrial	1,793	2,155	—	5,319	250
Commercial tax exempt	—	—	—	—	—
Commercial real estate	11,603	17,191	548	15,750	1,346
Construction and land	179	507	—	1,576	48
Residential	12,418	12,790	565	12,951	354
Home equity	37	37	22	3	—
Consumer and other	—	—	—	—	—
Total	$26,030	$32,680	$1,135	$35,599	$1,998
_____________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.
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
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

forgiveness. As of September 30, 2017 and December 31, 2016, TDRs totaled $14.7 million and $18.1 million, respectively. As of September 30, 2017, $11.5 million of the $14.7 million in TDRs were on accrual status. As of December 31, 2016, $12.4 million of the $18.1 million in TDRs were on accrual status.
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
The following tables present the balance of TDRs that were restructured or defaulted during the periods indicated and the types of concessions granted:

As of and for the three and nine months ended September 30, 2017
	Restructured in the current quarter and year to date			TDRs that defaulted that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
(Dollars in thousands)
Commercial and industrial	—	$—	$—	—	$—
Commercial tax exempt	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Residential (1)	1	108	109	—	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	1	$108	$109	—	$—
_____________________

(1)	Represents the following concession: temporary rate reduction.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

As of and for the three months ended September 30, 2016
	Restructured in the current quarter			TDRs that defaulted that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
(Dollars in thousands)
Commercial and industrial	—	$—	$—	—	$—
Commercial tax exempt	—	—	—	—	—
Commercial real estate	—	—	—	1	1,276
Construction and land	—	—	—	—	—
Residential	—	—	—	—	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	—	$—	$—	1	$1,276

	As of and for the nine months ended September 30, 2016
	Restructured in the current year to date			TDRs that defaulted that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
	(Dollars in thousands)
Commercial and industrial	3	$7,384	$7,209	—	$—
Commercial tax exempt	—	—	—	—	—
Commercial real estate	1	1,276	1,276	1	1,276
Construction and land	—	—	—	—	—
Residential	2	260	261	—	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	6	$8,920	$8,746	1	$1,276

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the nine months ended September 30, 2016
	Extension of term		Temporary rate reduction		Payment deferral		Combination of concessions (1)		Total concessions
	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment
	(Dollars in thousands)
Commercial and industrial	2	$7,209	—	$—	—	$—	1	$—	3	$7,209
Commercial tax exempt	—	—	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	1	1,276	1	1,276
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential	—	—	2	261	—	—	—	—	2	261
Home equity	—	—	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—	—	—
_____________________

(1)	Combination of concessions includes loans that have had more than one modification, including extension of term, temporary reduction of interest rate, and/or payment deferral.

7.    Allowance for Loan Losses
The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $74.9 million and $78.1 million at September 30, 2017 and December 31, 2016, respectively.
The following tables present a summary of the changes in the allowance for loan losses for the periods indicated:

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
Allowance for loan losses, beginning of period:
Commercial and industrial	$11,672	$13,246	$12,751	$15,814
Commercial real estate	48,136	45,507	50,412	44,215
Construction and land	3,585	4,740	3,039	6,322
Residential	10,282	10,752	10,449	10,544
Home equity	929	1,139	1,035	1,085
Consumer and other	405	369	391	520
Total allowance for loan losses, beginning of period	75,009	75,753	78,077	78,500
Loans charged-off:
Commercial and industrial	—	(285)	(218)	(2,393)
Commercial real estate	—	—	—	—
Construction and land	—	—	—	(400)
Residential	—	—	(58)	(501)
Home equity	—	—	—	—
Consumer and other	(38)	(52)	(283)	(78)
Total charge-offs	(38)	(337)	(559)	(3,372)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
Recoveries on loans previously charged-off:
Commercial and industrial	241	81	395	1,457
Commercial real estate	76	1,767	3,605	5,709
Construction and land	13	490	13	1,117
Residential	—	49	47	53
Home equity	—	—	—	—
Consumer and other	4	4	22	11
Total recoveries	334	2,391	4,082	8,347
Provision/ (credit) for loan losses:
Commercial and industrial	973	859	(42)	(977)
Commercial real estate	(1,173)	1,038	(6,978)	(1,612)
Construction and land	182	(2,086)	728	(3,895)
Residential	(431)	103	(587)	808
Home equity	(15)	(62)	(121)	(8)
Consumer and other	32	10	273	(122)
Total provision/(credit) for loan losses	(432)	(138)	(6,727)	(5,806)
Allowance for loan losses at end of period:
Commercial and industrial	12,886	13,901	12,886	13,901
Commercial real estate	47,039	48,312	47,039	48,312
Construction and land	3,780	3,144	3,780	3,144
Residential	9,851	10,904	9,851	10,904
Home equity	914	1,077	914	1,077
Consumer and other	403	331	403	331
Total allowance for loan losses at end of period	$74,873	$77,669	$74,873	$77,669

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
The following tables present the Company’s allowance for loan losses and loan portfolio at September 30, 2017 and December 31, 2016 by portfolio segment, disaggregated by method of impairment analysis. The Company had no loans acquired with deteriorated credit quality at September 30, 2017 or December 31, 2016.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	September 30, 2017
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses
	(In thousands)
Commercial and industrial	$1,969	$242	$1,047,637	$12,644	$1,049,606	$12,886
Commercial real estate	9,374	415	2,353,785	46,624	2,363,159	47,039
Construction and land	207	—	118,084	3,780	118,291	3,780
Residential	10,059	127	2,590,729	9,724	2,600,788	9,851
Home equity	36	21	107,191	893	107,227	914
Consumer	—		174,130	403	174,130	403
Total	$21,645	$805	$6,391,556	$74,068	$6,413,201	$74,873

	December 31, 2016
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses
	(In thousands)
Commercial and industrial	$1,793	$—	$1,008,181	$12,751	$1,009,974	$12,751
Commercial real estate	11,603	548	2,290,641	49,864	2,302,244	50,412
Construction and land	179	—	104,660	3,039	104,839	3,039
Residential	12,418	565	2,367,443	9,884	2,379,861	10,449
Home equity	37	22	118,780	1,013	118,817	1,035
Consumer	—	—	198,619	391	198,619	391
Total	$26,030	$1,135	$6,088,324	$76,942	$6,114,354	$78,077

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2017 and December 31, 2016:

	September 30, 2017				December 31, 2016
	Asset derivatives		Liability derivatives		Asset derivatives		Liability derivatives
	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$39	Other liabilities	$(360)	Other assets	$—	Other liabilities	$(1,040)
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	15,314	Other liabilities	(15,536)	Other assets	17,032	Other liabilities	(16,560)
Risk participation agreements	Other assets	1	Other liabilities	(137)	Other assets	15	Other liabilities	(6)
Total		$15,354		$(16,033)		$17,047		$(17,606)
_____________________

(1)	For additional details, see Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements-Note 5: Fair Value Measurements.”

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present the effect of the Company’s derivative financial instruments in the consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016:

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion) (1)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)
	Three months ended September 30,			Three months ended September 30,
	2017	2016		2017	2016
(In thousands)
Interest rate products	$121	$663	Interest expense	$(293)	$(405)
Total	$121	$663		$(293)	$(405)
_____________________

(1)
There was an additional $(1) thousand loss related to the ineffective portion for the three months ended as of September 30, 2017 and a $(19) thousand loss related to the ineffective portion for the three months ended as of September 30, 2016.

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion) (1)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)
	Nine months ended September 30,			Nine months ended September 30,
	2017	2016		2017	2016
(In thousands)
Interest rate products	$(237)	$(1,928)	Interest expense	$(953)	$(1,319)
Total	$(237)	$(1,928)		$(953)	$(1,319)
____________________

(1)
There was an additional $(3) thousand loss related to the ineffective portion for the nine months ended as of September 30, 2017 and a $26 thousand gain related to the ineffective portion for the nine months ended as of September 30, 2016.

The following table presents the components of the Company’s accumulated other comprehensive income/ (loss) related to the derivatives for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
Accumulated other comprehensive income/ (loss) on cash flow hedges, balance at beginning of period	$(429)	$(2,109)	$(605)	$(1,123)
Net change in unrealized gain/ (loss) on cash flow hedges	242	628	418	(358)
Accumulated other comprehensive income/ (loss) on cash flow hedges, balance at end of period	$(187)	$(1,481)	$(187)	$(1,481)
The Bank has agreements with its derivative counterparties that contain provisions where, if the Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Bank could also be declared in default on its derivative obligations. The Bank was in compliance with these provisions as of September 30, 2017 and December 31, 2016.
The Bank also has agreements with certain of its derivative counterparties that contain provisions where, if the Bank fails to maintain its status as a well- or adequately-capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations under the agreements. The Bank was in compliance with these provisions as of September 30, 2017 and December 31, 2016.
Certain of the Bank’s agreements with its derivative counterparties contain provisions where, if specified, events or conditions occur that materially change the Bank’s creditworthiness in an adverse manner, the Bank may be required to fully collateralize its obligations under the derivative instruments. The Bank was in compliance with these provisions as of September 30, 2017 and December 31, 2016.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

As of September 30, 2017 and December 31, 2016, the termination amounts related to collateral determinations of derivatives in a liability position were $3.6 million and $3.4 million, respectively. The Company has minimum collateral posting thresholds with its derivative counterparties and pledged securities with market values of $5.6 million and $1.9 million, respectively, as of September 30, 2017 and December 31, 2016, against its obligations under these agreements. The collateral posted is typically greater than the current liability position; however, due to timing of liability position changes at period end, the funding of a collateral shortfall may take place shortly following period end.
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
The five interest rate swaps entered into during 2013 each have a notional amount of $25 million and have terms ranging from three to six years from their respective effective dates. The interest rate swaps effectively fix the Bank’s interest payments on $125 million of its LIBOR-indexed deposit liabilities at rates between 1.68% and 2.32%, with a weighted average rate of 1.98%.
The Company uses the “Hypothetical Derivative Method” described in ASC 815, Derivatives and Hedging (“ASC 815”), for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (“OCI”) (outside of earnings) and subsequently reclassified to earnings in interest and dividend income when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of operations as part of fees and other income. There was an immaterial amount of hedge ineffectiveness during the three and nine months ended September 30, 2017 and 2016. The Company monitors the risk of counterparty default on an ongoing basis.
A portion of the balance reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made or received on the Company’s interest rate swaps. During the next twelve months, the Company estimates that $0.4 million will be reclassified as an increase in interest expense.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

Non-designated Hedges
Derivatives not designated as hedges are not speculative and result from two different services the Bank provides to qualified commercial clients. The Bank offers certain derivative products directly to such clients. The Bank economically hedges derivative transactions executed with commercial clients by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of these programs are not designated in ASC 815-qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset through earnings. The net effect on earnings is primarily driven by changes in the credit valuation adjustment (“CVA”). The CVA represents the dollar amount of fair value adjustment related to nonperformance risk of both the Bank and its counterparties. Fees earned in connection with the execution of derivatives related to this program are recognized in the consolidated statement of operations in other income. As of September 30, 2017 and December 31, 2016, the Bank had 138 and 136 derivatives, respectively, related to this program, comprised of interest rate swaps and caps, with an aggregate notional amount of $1.1 billion for each period. As of September 30, 2017, there were no foreign currency exchange contracts outstanding related to this program, and as of December 31, 2016, there was one foreign currency exchange contract with an aggregate notional amount of less than $0.1 million.
In addition, as a participant lender, the Bank has guaranteed performance on the pro-rated portion of swaps executed by other financial institutions. As the participant lender, the Bank is providing a partial guarantee, but is not a direct party to the related swap transactions. The Bank has no obligations under the risk participation agreements unless the borrower defaults on their swap transaction with the lead bank and the swap is in a liability position to the borrower. In that instance, the Bank has agreed to pay the lead bank a portion of the swap’s termination value at the time of the default. The derivative transactions entered into as part of these agreements are not designated, as per ASC 815, as qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. As of September 30, 2017, there were six of these risk participation transactions with an aggregate notional amount of $48.1 million and, as of December 31, 2016, there were two of these risk participation transactions with an aggregate notional amount of $13.3 million.
The Bank has also participated out to another financial institution a pro-rated portion of two swaps executed by the Bank. The other financial institution has no obligations under the risk participation agreements unless the borrowers default on their swap transactions with the Bank and the swaps are in liability positions to the borrower. In those instances, the other financial institution has agreed to pay the Bank a portion of the swap’s termination value at the time of the default. The derivative transactions entered into as part of these agreements are not designated, as per ASC 815, as qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. The pro-rated notional amount of these risk participation transactions was $6.1 million as of both September 30, 2017 and December 31, 2016.
The following table presents the effect of the Bank’s derivative financial instruments not designated as hedging instruments in the consolidated statement of operations for the three and nine months ended September 30, 2017 and 2016.

		Amount of gain or (loss), net, recognized in income on derivatives
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivatives	Three months ended September 30,		Nine months ended September 30,
		2017	2016	2017	2016
		(In thousands)
Interest rate products	Other income/ (expense)	$(49)	$1,224	$(695)	$(935)
Risk participation agreements	Other income/ (expense)	5	(7)	325	6
Total		$(44)	$1,217	$(370)	$(929)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

9.    Income Taxes
The following table presents the components of income tax expense for continuing operations, discontinued operations, noncontrolling interests and the Company:

	Nine months ended September 30,
	2017	2016
	(In thousands)
Income from continuing operations:
Income before income taxes	$82,985	$76,444
Income tax expense	24,805	23,716
Net income from continuing operations	$58,180	$52,728
Effective tax rate, continuing operations	29.9%	31.0%

Income from discontinued operations:
Income before income taxes	$6,631	$7,432
Income tax expense	2,750	3,075
Net income from discontinued operations	$3,881	$4,357
Effective tax rate, discontinued operations	41.5%	41.4%

Less: Income attributable to noncontrolling interests:
Income before income taxes	$3,190	$3,010
Income tax expense	—	—
Net income attributable to noncontrolling interests	$3,190	$3,010
Effective tax rate, noncontrolling interests	—%	—%

Income attributable to the Company
Income before income taxes	$86,426	$80,866
Income tax expense	27,555	26,791
Net income attributable to the Company	$58,871	$54,075
Effective tax rate attributable to the Company	31.9%	33.1%
The effective tax rate for continuing operations for the nine months ended September 30, 2017 of 29.9%, with related tax expense of $24.8 million, was calculated based on a projected 2017 annual effective tax rate. The effective tax rate was less than the statutory rate of 35% due primarily to earnings from tax-exempt investments, income tax credits, and income attributable to noncontrolling interests. These items were partially offset by state and local income taxes.
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
The effective tax rate for continuing operations for the nine months ended September 30, 2017 is lower than the effective tax rate for the same period in 2016 due primarily to a projected increase in earnings from tax-exempt investments and loans in 2017 as compared to 2016.
In the first quarter of 2017, the Company adopted ASU 2016-09. The impact of ASU 2016-09 for the nine months ended September 30, 2017, was a decrease in income tax expense of $0.3 million due to the fair value at the time of vesting of share-based compensation as compared to the grant date fair value, partially offset by stock options expiring unexercised due to being out of the money. There was no significant change to the Company’s effective tax rate related to the adoption of this ASU.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

10.    Noncontrolling Interests
At the Company, noncontrolling interests consist of equity owned by management of the Company’s respective majority-owned affiliates. Net income attributable to noncontrolling interests in the consolidated statements of operations represents the net income allocated to the noncontrolling interest owners of the affiliates. Net income allocated to the noncontrolling interest owners was $1.1 million for each of the three month periods ended September 30, 2017 and 2016, and $3.2 million and $3.0 million for the nine month periods ended September 30, 2017 and 2016, respectively.
On the consolidated balance sheets, noncontrolling interests are included as the sum of the capital and undistributed profits allocated to the noncontrolling interest owners. Typically, this balance is included in a company’s permanent shareholders’ equity in the consolidated balance sheets. When the noncontrolling interest owners’ rights include certain redemption features, as described in ASC 480, Distinguishing Liabilities from Equity, such redeemable noncontrolling interests are classified as mezzanine equity and are not included in permanent shareholders’ equity. Due to the redemption features of the noncontrolling interests, the Company had redeemable noncontrolling interests held in mezzanine equity in the accompanying consolidated balance sheets of $15.9 million and $17.0 million at September 30, 2017 and December 31, 2016, respectively. The aggregate amount of such redeemable noncontrolling equity interests are recorded at the estimated maximum redemption values. In addition, the Company had $4.8 million and $4.2 million in noncontrolling interests included in permanent shareholder’s equity at September 30, 2017 and December 31, 2016, respectively.
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
The following table presents, by affiliate, the noncontrolling interests included as redeemable noncontrolling interests and noncontrolling interests in mezzanine and permanent equity, respectively, at the periods indicated:

	September 30, 2017	December 31, 2016
	(In thousands)
Anchor	$9,644	$10,934
BOS	7,330	6,782
DGHM (1)	3,700	3,417
Total	$20,674	$21,133
Redeemable noncontrolling interests	$15,882	$16,972
Noncontrolling interests	$4,792	$4,161
_____________________
(1)    Only includes redeemable noncontrolling interests.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present a rollforward of the Company’s redeemable noncontrolling interests and noncontrolling interests for the periods indicated:

	Three months ended		Nine months ended
	September 30, 2017		September 30, 2017
	Redeemable noncontrolling interests	Noncontrolling interests	Redeemable noncontrolling interests	Noncontrolling interests
	(In thousands)
Noncontrolling interests at beginning of period	$17,216	$4,375	$16,972	$4,161
Net income attributable to noncontrolling interests	802	272	2,385	805
Distributions	(869)	(264)	(2,414)	(783)
Purchases/ (sales) of ownership interests	103	85	235	85
Amortization of equity compensation	102	250	306	756
Adjustments to fair value	(1,472)	74	(1,602)	(232)
Noncontrolling interests at end of period	$15,882	$4,792	$15,882	$4,792

	Three months ended		Nine months ended
	September 30, 2016		September 30, 2016
	Redeemable noncontrolling interests	Noncontrolling interests	Redeemable noncontrolling interests	Noncontrolling interests
	(In thousands)
Noncontrolling interests at beginning of period	$15,843	$3,379	$18,088	$3,393
Net income attributable to noncontrolling interests	821	289	2,308	702
Distributions	(809)	(252)	(2,213)	(692)
Purchases/ (sales) of ownership interests	—	—	(766)	(18)
Amortization of equity compensation	115	237	302	501
Adjustments to fair value	229	129	(1,520)	(104)
Noncontrolling interests at end of period	$16,199	$3,782	$16,199	$3,782

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

11.    Accumulated Other Comprehensive Income
The following table presents a summary of the amounts reclassified from accumulated other comprehensive income/ (loss) for the three and nine months ended September 30, 2017 and 2016:

Description of component of accumulated other comprehensive income/ (loss)	Three months ended September 30,		Nine months ended September 30,		Affected line item in Statement of Operations
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Adjustment for realized gains/ (losses) on available-for-sale securities, net:
Pre-tax	$230	$273	$486	$519	Gain on sale of investments, net
Tax expense/ (benefit)	89	101	193	189	Income tax expense
Net	$141	$172	$293	$330	Net income attributable to the Company
Net realized gain/ (loss) on cash flow hedges:
Hedges related to deposits:
Pre-tax	$(293)	$(405)	$(953)	$(1,319)	Interest expense on deposits
Pre-tax	(2)	(19)	(3)	26	Other income
Tax expense/ (benefit)	(123)	(175)	(398)	(532)	Income tax expense
Net	$(172)	$(249)	$(558)	$(761)	Net income attributable to the Company
Total reclassifications for the period, net of tax	$(31)	$(77)	$(265)	$(431)

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents a summary of the restructuring activity for the three and nine months ended September 30, 2017 and 2016:

	Severance Charges	Total
	(In thousands)
Accrued charges at December 31, 2016	$1,977	$1,977
Costs paid	(618)	(618)
Accrued charges at March 31, 2017	1,359	1,359
Costs paid	(335)	(335)
Accrued charges at June 30, 2017	1,024	1,024
Costs paid	(410)	(410)
Accrued charges at September 30, 2017	$614	$614

Accrued charges at December 31, 2015	$3,305	$3,305
Costs incurred	1,112	1,112
Costs paid	(849)	(849)
Accrued charges at March 31, 2016	3,568	3,568
Costs incurred	905	905
Costs paid	(1,214)	(1,214)
Accrued charges at June 30, 2016	3,259	3,259
Costs paid	(552)	(552)
Accrued charges at September 30, 2016	$2,707	$2,707

13.    Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 replaces existing revenue recognition standards and expands the disclosure requirements for revenue agreements with customers. ASU 2014-09 has been subsequently amended by additional ASUs, including ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, collectively, “ASU 2014-09 et al.”. Under the new standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. ASU 2014-09 et al. does not apply to revenue associated with financial instruments such as loans and securities. Therefore, the Company’s net interest income will not be impacted by this new standard. The Company has assembled a project team to address the changes pursuant to ASU 2014-09 et al. The project team has completed the scope assessment. Approximately 61% of our revenue, including all of our interest income and a portion of our noninterest income, is out of scope of the guidance. The contracts that are in scope of the guidance are primarily related to service charges and fees on deposit accounts, wealth management and trust income, wealth advisory income, investment management income, and other service charges, commissions and fees. We are currently finalizing our review of these contracts and have not identified any material changes in the timing of revenue recognition. We plan to adopt ASU 2014-09 et al. using the modified retrospective transition method with a cumulative effect adjustment to opening retained earnings as of January 1, 2018. Although the Company does not anticipate any material impact of ASU 2014-09 et al., the Company does expect additional financial statement disclosures and associated internal controls to be implemented along with the adoption of this ASU.
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
In March 2016, the FASB issued ASU 2016-09. This update is intended to simplify several aspects of the accounting for employee share-based plans such as income tax consequences, classification of awards as either liabilities or equity on the balance sheet, and classification on the statement of cash flows. The Company adopted this ASU on January 1, 2017. The adoption of this ASU has resulted in, and will continue to result in, fluctuations in the Company’s earnings due to changes in the Company’s stock price between issuance date and settlement date of employee share-based transactions. In addition, the Company anticipates that certain stock options will expire unexercised, due to being out of the money, and this ASU requires the previous tax benefits to be reversed. For the nine months ended September 30, 2017, the impact on the Company’s income tax expense related to the adoption of this ASU was a decrease of $0.3 million.
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
In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”). This update amends the amortization period for certain purchased callable debt securities held at a premium. The amortization period for the premium on such securities is being shortened to the earliest call date. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. ASU 2017-08 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted, including in an interim period. The guidance requires application using a modified retrospective transition method through a cumulative-effect adjustment to beginning retained earnings. The Company early adopted this ASU as of July 1, 2017, which had a minimal impact on the consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The standard is intended to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application of hedge accounting by preparers. ASU No. 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The Company plans to early adopt this ASU as of January 1, 2018. The Company currently has seven interest rate swaps that are designated for hedge accounting and the adoption is not expected to have a significant impact on the consolidated financial statements. This ASU will provide more flexibility in the Company’s risk management activities and we believe it will enhance the Company’s ability to employ risk management strategies, while improving the transparency and understanding of those strategies for financial statement users.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As of and for the three and nine months ended September 30, 2017
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
Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced herein under the section captioned “Risk Factors”; adverse conditions in the capital and debt markets and the impact of such conditions on the Company’s private banking, wealth management and trust, investment management, and wealth advisory activities; changes in interest rates; competitive pressures from other financial institutions; the effects of weakness in general economic conditions on a national basis or in the local markets in which the Company operates; changes in the value of securities and other assets; changes in loan default and charge-off rates; the adequacy of loan loss reserves; reductions in deposit levels necessitating increased borrowing to fund loans and investments; operational risks including, but not limited to, cybersecurity, fraud, and natural disasters; changes in government regulation; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; the risk that the Company’s deferred tax assets may not be realized; risks related to the identification and implementation of acquisitions, dispositions and restructurings; and changes in assumptions used in making such forward-looking statements, as well as the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K and updated in the Company’s Quarterly Reports on Form 10-Q and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

Executive Summary
Boston Private Financial Holdings, Inc. offers a wide range of wealth management and private banking services to high net worth individuals, families, businesses and select institutions through its four reportable segments: Private Banking, Wealth Management and Trust, Investment Management, and Wealth Advisory. This Executive Summary provides an overview of the most significant aspects of our operating segments and the Company’s operations in the third quarter of 2017. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

	As of and for the three months ended September 30,
	2017	2016	$ Change	% Change
	(In thousands, except per share data)
Total revenues	$96,894	$89,883	$7,011	8%
Provision/ (credit) for loan losses	(432)	(138)	(294)	nm
Total operating expense	69,346	61,670	7,676	12%
Net income from continuing operations	19,691	19,699	(8)	—%
Net income attributable to noncontrolling interests	1,074	1,110	(36)	(3)%
Net income attributable to the Company	19,803	19,636	167	1%
Diluted earnings per share:
From continuing operations	$0.21	$0.21	$—	—%
From discontinued operations	$0.01	$0.01	$—	—%
Total attributable to common shareholders	$0.22	$0.22	$—	—%

ASSETS UNDER MANAGEMENT AND ADVISORY:
Wealth Management and Trust	$7,703,000	$7,334,000	$369,000	5%
Wealth Advisory	10,992,000	10,028,000	964,000	10%
Investment Managers	11,083,000	10,176,000	907,000	9%
Less: Inter-company Relationship	(11,000)	(11,000)	—	—%
Total Assets Under Management and Advisory	$29,767,000	$27,527,000	$2,240,000	8%
_____________________
nm -    not meaningful
Net income attributable to the Company was $19.8 million for the three months ended September 30, 2017 and $19.6 million for the same period in 2016. The Company recognized diluted earnings per share of $0.22 for each of the three month periods ended September 30, 2017 and 2016.
Key items that affected the Company’s results in the third quarter of 2017 compared to the same period of 2016 include:

▪
Net interest income increased 14%, to $56.6 million for the three months ended September 30, 2017, compared to $49.9 million for the same period of 2016. The increase for the three months is due to higher volume and yields on loans, partially offset by higher volumes and average rates paid on interest-bearing deposits and higher volume and average rates paid on the Company’s borrowings. The net interest margin (“NIM”) was 3.02% for the three months ended September 30, 2017, an increase of fourteen basis points compared to the same period in 2016.

▪
Total fees and other income increased 1% to $40.3 million for the three months ended September 30, 2017, compared to $40.0 million for the same period of 2016. This increase was driven by a 7% increase in wealth management and trust fees, a 5% increase in investment management fees, and a 4% increase in wealth advisory fees, partially offset by decreases in swap fee income and market value adjustments on derivatives. Total fees and other income represents 42% of total revenue for the three months ended September 30, 2017, compared to 45% of total revenue for the same period of 2016.

▪
Total operating expenses increased 12% to $69.3 million for the three months ended September 30, 2017, compared to $61.7 million for the same period of 2016. Increases in salaries and employee benefits, occupancy and equipment, professional fees, and marketing and business development expenses were partially offset by decreases in amortization of intangibles and contract services and data processing expenses.

The Company’s Private Banking segment reported net income attributable to the Company of $16.3 million in the third quarter of 2017, compared to net income attributable to the Company of $17.4 million for the same period of 2016. The $1.1 million, or 6%, decrease was a result of the increase in operating expenses, particularly salaries and employee benefits and occupancy and equipment expenses, and a decrease in banking fee income related to swap fees, partially offset by the increase in net interest income and the increase in the credit to the provision for loan losses.
The Company’s Wealth Management and Trust segment reported net income attributable to the Company of $0.1 million in the third quarter of 2017, compared to a net loss attributable to the Company of $0.8 million for the same period of 2016. During 2015 and 2016, employee turnover and the related loss of clients led to a negative impact on revenues and AUM. AUM dropped to $7.1 billion at the end of Q1 2016, from a high of $9.3 billion in AUM at the beginning of 2015. During 2016 and 2017, the segment took several actions to refine the cost structure of the business and stabilize the AUM base. The 2017 net income is attributed to continued refinement of the business’ cost structure combined with an increase in revenue levels year-over-year. Wealth management and trust fee income increased $0.8 million, or 7%, compared to the same period in 2016, while operating expenses decreased $0.6 million, or 5%, as compared to the same period in 2016. Fee-based revenue in the Wealth Management and Trust segment is determined based on beginning-of-quarter, end-of-month, or, for a small number of clients, end-of-quarter AUM data, depending on the custodian. Wealth Management and Trust AUM increased $0.4 billion, or 5%, to $7.7 billion at September 30, 2017 from $7.3 billion at September 30, 2016. The increase in AUM is due to positive market action of $0.3 billion and net inflows of $0.1 billion for the twelve months ending September 30, 2017.
The Company’s Investment Management segment reported net income attributable to the Company of $1.4 million in the third quarter of 2017, compared to net income attributable to the Company of $1.3 million for the same period of 2016. The 9% increase was due primarily to a 5% increase in investment management fee income, partially offset by a 5% increase in operating expenses, primarily in legal fees and salaries and employee benefits. Most fee-based revenue in the investment management segment is determined based on beginning-of-period AUM data. Investment Management AUM increased $0.9 billion, or 9%, to $11.1 billion at September 30, 2017 from $10.2 billion at September 30, 2016, primarily due to positive market action of $1.3 billion, partially offset by net outflows of $0.4 billion for the twelve months ending September 30, 2017.
The Company’s Wealth Advisory segment reported net income attributable to the Company of $2.0 million in the third quarter of 2017, compared to net income attributable to the Company of $1.8 million for the same period of 2016. The 9% increase was due to a 4% increase in wealth advisory fee income, partially offset by a 2% increase in operating expenses. The operating expense increase was primarily due to increased salaries and employee benefits expense, and occupancy and equipment expense, partially offset by decreased intangible amortization expense. Wealth Advisory AUM increased $1.0 billion, or 10%, to $11.0 billion at September 30, 2017 from $10.0 billion at September 30, 2016, primarily due to positive market action of $0.9 billion and net inflows of $0.1 billion for the twelve months ending September 30, 2017.

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

Results of operations for the three and nine months ended September 30, 2017 versus September 30, 2016
Net Income. The Company recorded net income from continuing operations for the three and nine months ended September 30, 2017 of $19.7 million and $58.2 million, respectively, compared to $19.7 million and $52.7 million for the same respective periods in 2016. Net income attributable to the Company, which includes income from both continuing and discontinued operations, for the three and nine months ended September 30, 2017 was $19.8 million and $58.9 million, respectively, compared to $19.6 million and $54.1 million for the same respective periods in 2016.

The Company recognized diluted EPS attributable to common shareholders, which includes both continuing and discontinued operations, for the three and nine months ended September 30, 2017 of $0.22 per share and $0.66 per share, respectively, compared to $0.22 per share and $0.62 per share, respectively, for the same periods in 2016.
Net income from continuing operations in both 2017 and 2016 was partially offset by charges that reduce income available to common shareholders. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 2: Earnings Per Share” for further detail on these charges to income available to common shareholders.
The following discussions are based on the Company’s continuing operations, unless otherwise stated.
The following table presents selected financial highlights:

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2017	2016		2017	2016
	(In thousands)
Net interest income	$56,627	$49,871	14%	$167,414	$148,919	12%
Fees and other income	40,267	40,012	1%	114,791	114,829	—%
Total revenue	96,894	89,883	8%	282,205	263,748	7%
Provision/ (credit) for loan losses	(432)	(138)	nm	(6,727)	(5,806)	16%
Operating expense	69,346	61,670	12%	205,947	193,110	7%
Income tax expense	8,289	8,652	(4)%	24,805	23,716	5%
Net income from continuing operations	19,691	19,699	—%	58,180	52,728	10%
Net income from discontinued operations	1,186	1,047	13%	3,881	4,357	(11)%
Less: Net income attributable to noncontrolling interests	1,074	1,110	(3)%	3,190	3,010	6%
Net income attributable to the Company	$19,803	$19,636	1%	$58,871	$54,075	9%
Net interest income. Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference between the average rate earned on total interest-earning assets and the average rate paid on total interest-bearing liabilities. Net Interest Margin (“NIM”) is calculated by taking annualized net interest income for the period, on a fully taxable-equivalent (“FTE”) basis, as a percentage of average interest-earning assets. The average rate earned on earning assets is the amount of annualized taxable equivalent interest income expressed as a percentage of average earning assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities. When credit quality declines and loans are placed on nonaccrual status, NIM can decrease because the same assets are earning less income. Loans graded as substandard but still accruing interest income totaled $53.7 million at September 30, 2017 and could be placed on nonaccrual status if their credit quality declines further.
Net interest income for the three months ended September 30, 2017 was $56.6 million, an increase of $6.8 million, or 14%, compared to the same period in 2016. For the nine months ended September 30, 2017, net interest income was $167.4 million, an increase of $18.5 million, or 12%, compared to the same period in 2016. The increase for the three months is due to higher volume and yields on loans and higher yields on cash and investments, partially offset by higher volume and average rates paid on the Company’s borrowings and interest-bearing deposits, and higher rates paid on the Company’s junior subordinated debentures. The increase for the nine months is due to higher volume and yields on loans and cash and investments, partially offset by higher volume and average rates paid on and interest-bearing deposits and the Company’s FHLB and other borrowings, and higher average rates paid on the Company’s junior subordinated debentures. The NIM was 3.02% for the three months ended September 30, 2017, an increase of fourteen basis points compared to the same period in 2016. For the nine months ended September 30, 2017, the NIM was 3.01%, an increase of nine basis points compared to the same period in 2016.
The following tables present the composition of the Company’s NIM on a FTE basis for the three and nine months ended September 30, 2017 and 2016; however, the discussion following these tables reflects non-FTE data.

	Average Balance		Interest Income/Expense		Average Yield/Rate
	As of and for the three months ended September 30,
AVERAGE BALANCE SHEET:	2017	2016	2017	2016	2017	2016
AVERAGE ASSETS	(In thousands)
Interest-Earning Assets:
Cash and Investments: (1)
Taxable investment securities	$353,374	$372,852	$1,569	$1,537	1.77%	1.65%
Non-taxable investment securities (2)	295,727	271,864	2,559	2,221	3.46%	3.27%
Mortgage-backed securities	631,052	629,748	3,267	3,079	2.07%	1.96%
Federal funds sold and other	146,285	152,892	916	469	2.47%	1.20%
Total Cash and Investments	1,426,438	1,427,356	8,311	7,306	2.33%	2.05%
Loans (3):
Commercial and Industrial (2)	994,388	1,065,787	10,001	10,626	3.94%	3.90%
Commercial Real Estate (2)	2,381,583	1,976,327	25,579	19,860	4.20%	3.93%
Construction and Land	113,562	117,183	1,415	1,263	4.88%	4.22%
Residential	2,567,044	2,300,392	20,423	17,812	3.18%	3.10%
Home Equity	106,744	122,505	1,128	1,105	4.19%	3.59%
Other Consumer	187,184	182,315	1,554	1,154	3.29%	2.52%
Total Loans	6,350,505	5,764,509	60,100	51,820	3.73%	3.55%
Total Earning Assets	7,776,943	7,191,865	68,411	59,126	3.48%	3.25%
Less: Allowance for Loan Losses	75,166	76,424
Cash and due From Banks (Non-interest Bearing)	42,031	39,301
Other Assets	455,820	445,517
TOTAL AVERAGE ASSETS	$8,199,628	$7,600,259
AVERAGE LIABILITIES, RNCI, AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Interest-Bearing Deposits (4):
NOW	$630,282	$551,085	$189	$120	0.12%	0.09%
Savings	71,900	76,999	16	25	0.09%	0.13%
Money Market	3,065,059	2,922,687	3,436	2,877	0.44%	0.39%
Certificates of Deposit	671,992	560,546	1,715	1,141	1.01%	0.81%
Total Interest Bearing Deposits	4,439,233	4,111,317	5,356	4,163	0.48%	0.40%
Junior Subordinated Debentures	106,363	106,363	761	591	2.80%	2.17%
FHLB Borrowings and Other Borrowings	736,035	624,528	2,768	1,978	1.47%	1.24%
Total Interest Bearing Liabilities	5,281,631	4,842,208	8,885	6,732	0.66%	0.55%
Non-interest Bearing Demand Deposits (4)	1,966,479	1,824,548
Payables and Other Liabilities	121,288	135,901
Total Average Liabilities	7,369,398	6,802,657
Redeemable Noncontrolling Interests	21,634	19,504
Average Shareholders’ Equity	808,596	778,098
TOTAL AVERAGE LIABILITIES, RNCI, AND SHAREHOLDERS’ EQUITY	$8,199,628	$7,600,259
Net Interest Income - on a FTE Basis			$59,526	$52,394
FTE Adjustment (2)			2,899	2,523
Net Interest Income (GAAP Basis)			$56,627	$49,871
Interest Rate Spread					2.82%	2.70%
Net Interest Margin					3.02%	2.88%

	Average Balance		Interest Income/Expense		Average Yield/Rate
	As of and for the nine months ended September 30,
AVERAGE BALANCE SHEET:	2017	2016	2017	2016	2017	2016
AVERAGE ASSETS	(In thousands)
Interest-Earning Assets:
Cash and Investments: (1)
Taxable investment securities	$369,929	$373,273	$4,831	$4,638	1.74%	1.66%
Non-taxable investment securities (2)	295,195	265,280	7,576	6,512	3.42%	3.27%
Mortgage-backed securities	652,159	594,461	10,266	9,126	2.10%	2.05%
Federal funds sold and other	169,114	160,114	2,347	1,381	1.55%	1.14%
Total Cash and Investments	1,486,397	1,393,128	25,020	21,657	2.21%	2.07%
Loans (3):
Commercial and Industrial (2)	988,449	1,072,051	29,077	32,358	3.88%	3.97%
Commercial Real Estate (2)	2,354,996	1,915,839	75,556	59,216	4.23%	4.06%
Construction and Land	115,629	147,548	4,036	4,367	4.60%	3.89%
Residential	2,494,151	2,262,262	58,988	52,555	3.15%	3.10%
Home Equity	111,423	121,849	3,302	3,260	3.96%	3.57%
Other Consumer	191,550	172,578	4,500	3,193	3.14%	2.47%
Total Loans	6,256,198	5,692,127	175,459	154,949	3.71%	3.60%
Total Earning Assets	7,742,595	7,085,255	200,479	176,606	3.43%	3.30%
Less: Allowance for Loan Losses	77,957	78,008
Cash and due From Banks (Non-interest Bearing)	42,006	39,869
Other Assets	436,373	432,005
TOTAL AVERAGE ASSETS	$8,143,017	$7,479,121
AVERAGE LIABILITIES, RNCI, AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Interest-Bearing Deposits (4):
NOW	$616,054	$549,429	$472	$311	0.10%	0.08%
Savings	72,831	75,958	49	71	0.09%	0.13%
Money Market	3,149,545	2,958,051	9,801	8,615	0.42%	0.39%
Certificates of Deposit	642,820	566,022	4,514	3,423	0.94%	0.81%
Total Interest-Bearing Deposits	4,481,250	4,149,460	14,836	12,420	0.44%	0.40%
Junior Subordinated Debentures	106,363	106,363	2,148	1,753	2.66%	2.17%
FHLB Borrowings and Other Borrowings	722,087	623,030	7,439	6,138	1.36%	1.29%
Total Interest-Bearing Liabilities	5,309,700	4,878,853	24,423	20,311	0.61%	0.55%
Non-interest Bearing Demand Deposits (4)	1,903,709	1,691,872
Payables and Other Liabilities	115,622	121,601
Total Average Liabilities	7,329,031	6,692,326
Redeemable Noncontrolling Interests	21,341	20,225
Average Shareholders’ Equity	792,645	766,570
TOTAL AVERAGE LIABILITIES, RNCI, AND SHAREHOLDERS’ EQUITY	$8,143,017	$7,479,121
Net Interest Income - on a FTE Basis			$176,056	$156,295
FTE Adjustment (2)			8,642	7,376
Net Interest Income (GAAP Basis)			$167,414	$148,919
Interest Rate Spread					2.82%	2.75%
Net Interest Margin					3.01%	2.92%

____________________

(1)	Investments classified as available-for-sale and held-to-maturity are shown in the average balance sheet at amortized cost.

(2)	Interest income on non-taxable investments and loans is presented on a FTE basis using statutory rates. The discussion following these tables reflects non-FTE data.

(3)	Includes loans held for sale and nonaccrual loans.

(4)	Includes deposits held for sale, if any.
Interest and dividend income. Total interest and dividend income for the three months ended September 30, 2017 was $65.5 million, an increase of $8.9 million, or 16%, compared to the same period in 2016. Interest and dividend income for the nine months ended September 30, 2017 was $191.8 million, an increase of $22.6 million, or 13%, compared to the same period in 2016. The increase for the three and nine months was primarily due to higher volume and yields on loans and higher yields on cash and investments as well as, for the nine month period, higher volume of cash and investments.
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
Interest income on commercial and industrial loans, on a non-FTE basis, for the three months ended September 30, 2017 was $8.7 million, a decrease of $0.1 million, or 1%, compared to the same period in 2016, as a result of a 7% decrease in the average balance, partially offset by an 18 basis point increase in the average yield. For the nine months ended September 30, 2017, commercial and industrial interest income was $25.3 million, a decrease of $2.0 million, or 7%, compared to the same period in 2016, as a result of an 8% decrease in the average balance, partially offset by a three basis point increase in the average yield. The decreases in the average balances for the three and nine month periods are related to the reclassification in the fourth quarter of 2016 of tax-exempt multifamily loans into commercial real estate loans. The decreases in average balances for the three and nine month periods are also due to a number of factors including seasonal fluctuations of the commercial loan portfolio at the Bank. The increase in the average yield for the three and nine month periods is the result of market conditions and the fluctuations in the indicies to which the variable rate loans are tied.
Interest income on commercial real estate loans, on a non-FTE basis, for the three months ended September 30, 2017 was $24.8 million, an increase of $5.0 million, or 25%, compared to the same period in 2016, as a result of a 21% increase in the average balance and a 15 basis point increase in the average yield. For the nine months ended September 30, 2017, commercial real estate interest income was $73.4 million, an increase of $14.2 million, or 24%, compared to the same period in 2016, as a result of a 23% increase in the average balance and a five basis point increase in the average yield. The increases in the average balances for the three and nine month periods are related to the reclassification in the fourth quarter of 2016 of certain tax-exempt multifamily loans into commercial real estate loans. The increases in average balances for the three and nine month periods are also related to the organic growth of the commercial real estate loan portfolio at the Bank. The changes in the average yields for the three and nine month periods are the result of market conditions as well as fluctuations in the indicies to which the variable rate loans are tied.
Interest income on construction and land loans for the three months ended September 30, 2017 was $1.4 million, an increase of $0.2 million, or 12%, compared to the same period in 2016, as a result of a 66 basis point increase in the average yield, partially offset by a 3% decrease in the average balance. For the nine months ended September 30, 2017, construction and land interest income was $4.0 million, a decrease of $0.3 million, or 8%, compared to the same period in 2016, as a result of a 22% decrease in the average balance, partially offset by a 71 basis point increase in the average yield. The decreases in the average balances for the three and nine month periods are related to customer demand. The increases in the average yields for the three and nine month periods are the result of market conditions as well as fluctuations in the indicies to which the variable rate loans are tied.
Interest income on residential mortgage loans for the three months ended September 30, 2017 was $20.4 million, an increase of $2.6 million, or 15%, compared to the same period in 2016, as a result of a 12% increase in the average balance and an eight basis point increase in the average yield. For the nine months ended September 30, 2017, residential mortgage interest income was $59.0 million, an increase of $6.4 million, or 12%, compared to the same period in 2016, as a result of a 10% increase in the average balance and a five basis point increase in the average yield. The increase in the average balances for the three and nine month periods is related to the organic growth of the residential loan portfolio at the Bank. The increases in the average yields for the three and nine month periods are the result of market conditions and adjustable rate mortgage (“ARM”) loans repricing to higher rates.

Interest income on home equity loans for the three months ended September 30, 2017 was $1.1 million, an increase of 2% compared to the same period in 2016, as a result of a 60 basis point increase in the average yield, partially offset by a 13% decrease in the average balance. For the nine months ended September 30, 2017, home equity interest income was $3.3 million, a slight increase of 1% compared to the same period in 2016, as a result of a 39 basis point increase in the average yield offset by a 9% decrease in the average balance. The decrease in the average balance for the three and nine month periods is related to the timing of customer demand. The increase in the average yield for the three and nine month periods is the result of increases in the Prime rate.
Interest income on other consumer loans for the three months ended September 30, 2017 was $1.6 million, an increase of $0.4 million, or 35%, compared to the same period in 2016, as a result of a 77 basis point increase in the average yield and a 3% increase in the average balance. For the nine months ended September 30, 2017, other consumer interest income was $4.5 million, an increase of $1.3 million, or 41%, compared to the same period in 2016, as a result of an 11% increase in the average balance and a 67 basis point increase in the average yield. The increase in the average yield for the three and nine month periods is primarily the result of increases in the Prime rate. The increase in the average balance for the three and nine month periods is primarily due to client demand.
Investment income, on a non-FTE basis, for the three months ended September 30, 2017 was $7.4 million, an increase of $0.9 million, or 14%, compared to the same period in 2016, as a result of a 24 basis point increase in the average yield with a flat average balance. For the nine months ended September 30, 2017, investment income was $22.4 million, an increase of $3.0 million, or 15%, compared to the same period in 2016, as a result of a 7% increase in the average balance and a 12 basis point increase in the average yield. The increases in the average yields for the three and nine month periods are partially due to the increases in short-term interest rates. The increase in the average balance for the nine month period is primarily due to timing and volume of deposit balances as compared to the level of loans outstanding. Investment decisions are made based on anticipated liquidity, loan demand, and asset-liability management considerations.
Interest expense. Total interest expense for the three months ended September 30, 2017 was $8.9 million, an increase of $2.2 million, or 32%, compared to the same period in 2016. For the nine months ended September 30, 2017, total interest expense was $24.4 million, an increase of $4.1 million, or 20%, compared to the same period in 2016.
Interest expense on interest-bearing deposits for the three months ended September 30, 2017 was $5.4 million, an increase of $1.2 million, or 29%, compared to the same period in 2016, as a result of an eight basis point increase in the average rate paid, and an 8% increase in the average balance. For the nine months ended September 30, 2017, interest expense on deposits was $14.8 million, an increase of $2.4 million, or 19%, compared to the same period in 2016, as a result of an 8% increase in the average balance and a four basis point increase in the average rate paid.
Interest paid on non-deposit interest-bearing liabilities for the three months ended September 30, 2017 was $3.5 million, an increase of $1.0 million, or 37%, compared to the same period in 2016, as a result of a 63 basis point increase in the average rate paid on FHLB borrowings and other borrowings, a 23 basis point increase in the average rate paid on junior subordinated debentures, and an 18% increase in the average balance of FHLB borrowings and other borrowings. For the nine months ended September 30, 2017, interest paid on borrowings was $9.6 million, an increase of $1.7 million, or 21%, compared to the same period in 2016, as a result of a 16% increase in the average balance of FHLB borrowings and other borrowings, a seven basis point increase in the average rate paid on FHLB borrowings and other borrowings, and a 49 basis point increase in the average rate paid on junior subordinated debentures. The increases for the three and nine month periods in the average rate paid on borrowings is due to the increases in benchmark interest rates, the mix and terms of borrowings, and the impact of derivatives.
Provision/ (credit) for loan losses. The Company recorded a credit to the provision for loan losses of $0.4 million for the three months ended September 30, 2017, compared to a credit to the provision for loan losses of $0.1 million for the same period in 2016. For the nine months ended September 30, 2017, the Company recorded a credit to the provision for loan losses of $6.7 million, compared to a credit of $5.8 million for the same period in 2016. The credits to the provision for loan losses for the three and nine months ended September 30, 2017 were the result of net recoveries and improved loss factors, partially offset by an increase in criticized loans and loan growth.
The provision/ (credit) for loan losses is determined as a result of the required level of the allowance for loan losses, estimated by management, which reflects the inherent risk of loss in the loan portfolio as of the balance sheet dates. The Company incorporates both quantitative and qualitative loss factors to determine the appropriate level of the allowance for loan losses. Quantitative loss factors are based on historical net charge-offs by loan portfolio. Qualitative factors are estimated by management and include trends in problem loans, economic and business conditions, strength of management, real estate collateral values, and underwriting standards. For further details, see “Loan Portfolio and Credit Quality” below.

Fees and other income. Total fees and other income for the three months ended September 30, 2017 was $40.3 million, an increase of $0.3 million, or 1%, compared to the same period in 2016. For the nine months ended September 30, 2017, total fees and other income was $114.8 million, flat as compared to the same period in 2016. Factors affecting the increase in the three month period include higher fee income in the Wealth Management and Trust, Investment Management, and Wealth Advisory segments due to increases in AUM, partially offset by decreases in banking fee income related to swap fees and in other income related to fair market value adjustments on derivative agreements. Factors affecting the balances in the nine month periods include decreases in banking fee income related to swap fees, partially offset by increases in fee income in the Investment Management, Wealth Advisory, and Wealth Management and Trust segments due to increases in AUM.
Investment management fee income for the three months ended September 30, 2017 was $11.3 million, an increase of $0.6 million, or 5%, compared to the same period in 2016. For the nine months ended September 30, 2017, investment management fee income was $33.2 million, an increase of $1.2 million, or 4%, compared to the same period in 2016. AUM as of September 30, 2017 managed or advised by the Investment Managers was $11.1 billion, an increase of $0.9 billion, or 9%, compared to 2016. The increase is primarily due to positive market action of $1.3 billion, partially offset by net outflows of $0.4 billion for the twelve months ending September 30, 2017.
Wealth advisory fee income for the three months ended September 30, 2017 was $13.3 million, an increase of $0.5 million, or 4%, compared to the same period in 2016. For the nine months ended September 30, 2017, wealth advisory fee income was $39.1 million, an increase of $1.1 million, or 3%, compared to the same period in 2016. AUM managed or advised by the Wealth Advisors was $11.0 billion at September 30, 2017, an increase of $1.0 billion, or 10%, compared to September 30, 2016. The increase is due to positive market action of $0.9 billion and net inflows of $0.1 billion for the twelve months ending September 30, 2017.
Wealth management and trust fee income for the three months ended September 30, 2017 was $11.6 million, an increase of $0.8 million, or 7%, compared to the same period in 2016. For the nine months ended September 30, 2017, wealth management and trust fee income was $33.6 million, an increase of $0.7 million, or 2%, compared to the same period in 2016. AUM as of September 30, 2017 managed or advised by Boston Private Wealth was $7.7 billion, an increase of $0.4 billion, or 5%, compared to September 30, 2016. The increase is due to positive market action of $0.3 billion and net inflows of $0.1 billion for the twelve months ending September 30, 2017.
Other banking fee income for the three months ended September 30, 2017 was $2.7 million, a decrease of $0.7 million, or 21%, compared to the same period in 2016. For the nine months ended September 30, 2017, other banking fee income was $6.4 million, a decrease of $3.3 million, or 34%, compared to the same period in 2016. The decrease for both the three and nine month periods is related to decreases in swap fee income due to elevated 2016 client demand for loan swap agreements. These decreases were partially offset in both the three and nine month periods by the increase in Bank Owned Life Insurance (“BOLI”) income, which is related to the additional $50.0 million investment in BOLI in the first quarter of 2017.
Other income for the three months ended September 30, 2017 was $1.0 million, a decrease of $0.7 million, or 43%, compared to the same period in 2016. For the nine months ended September 30, 2017, other income was $1.7 million, an increase of $1.0 million compared to the same period in 2016. The decrease for the three month period and the increase for the nine month period were related to fluctuations in gains and losses on fair market value adjustments on derivative agreements in 2016 that did not recur in 2017.
Operating Expense. Total operating expense for the three months ended September 30, 2017 was $69.3 million, an increase of $7.7 million, or 12%, compared to the same period in 2016. For the nine months ended September 30, 2017, total operating expense was $205.9 million, an increase of $12.8 million, or 7%, compared to the same period in 2016. The changes for the three month period ended September 30, 2017 are primarily due to increases in salaries and employee benefits, occupancy and equipment, professional services, marketing and business development, and other expenses, partially offset by decreases in contract services and data processing and FDIC insurance expenses. The changes for the nine month period ended September 30, 2017 are primarily due to increases in salaries and employee benefits, occupancy and equipment, professional services, other expenses, and marketing and business development, partially offset by decreases in contract services and data processing, FDIC insurance, and amortization of intangibles expenses. Additionally, the Company incurred no restructuring charges in the three or nine months ended September 30, 2017 and the three months ended September 30, 2016, and incurred restructuring charges of $2.0 million for the nine month period ended September 30, 2016.
Salaries and employee benefits expense, the largest component of operating expense, for the three months ended September 30, 2017 was $45.2 million, an increase of $4.2 million, or 10%, compared to the same period in 2016. For the nine months ended September 30, 2017, salaries and employee benefits was $134.5 million, an increase of $10.4 million, or 8%, compared to the same period in 2016. The increase for the three and nine month periods is primarily due to higher variable and performance based compensation, commissions and sales incentives, and stock compensation. Although the Company incurred severance expenses in the nine months ended September 30, 2016, the majority of the costs were categorized as restructuring expense, whereas there was severance expense categorized as salaries and employee benefits expense in the nine months ended September 30, 2017.
Occupancy and equipment expense for the three months ended September 30, 2017 was $11.3 million, an increase of $1.8 million, or 19%, compared to the same period in 2016. For the nine months ended September 30, 2017, occupancy and equipment expense was $32.7 million, an increase of $3.7 million, or 13%, compared to the same period in 2016. The increase for the three and nine month periods is primarily due to an increase in telecommunications and technology expense and an increase in rent expense due to new office locations.
Professional services expense for the three months ended September 30, 2017 was $3.3 million, an increase of $1.0 million, or 44%, compared to the same period in 2016. For the nine months ended September 30, 2017, professional services expense was $9.7 million, an increase of $0.9 million, or 10%, compared to the same period in 2016. The increase for the three and nine month periods is primarily due to increases in recruitment and consulting expense, partially offset by decreases in legal expense related to loan workouts.
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
Marketing and business development expense for the three months ended September 30, 2017 was $2.2 million, an increase of $0.6 million, or 37%, compared to the same period in 2016. For the nine months ended September 30, 2017, marketing and business development expense was $5.8 million, an increase of $0.2 million, or 4%, compared to the same period in 2016. The three month increase is primarily related to an increase in marketing expense in the Private Banking and Wealth Advisory segments. The nine month increase is primarily related to the timing of marketing programs in the Private Banking segment.
Contract services and data processing expense for the three months ended September 30, 2017 was $1.6 million, a decrease of $0.3 million, or 14%, compared to the same period in 2016. For the nine months ended September 30, 2017, contract services and data processing expense was $4.8 million, a decrease of $0.5 million, or 9%, compared to the same period in 2016. The decreases for the three and nine month periods are primarily due to a decrease in custody and recordkeeping expenses.
Income Tax Expense. Income tax expense for continuing operations for the nine months ended September 30, 2017 was $24.8 million. The effective tax rate for continuing operations for the nine months ended September 30, 2017 was 29.9%, compared to an effective tax rate of 31.0% for the same period in 2016. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 9: Income Taxes” for further detail.

Financial Condition

Condensed Consolidated Balance Sheets and Discussion

	September 30, 2017	December 31, 2016	Increase/ (decrease)	% Change
	(In thousands)
Assets:
Total cash and investments	$1,446,071	$1,507,845	$(61,774)	(4)%
Loans held for sale	1,957	3,464	(1,507)	(44)%
Total loans	6,413,201	6,114,354	298,847	5%
Less: Allowance for loan losses	74,873	78,077	(3,204)	(4)%
Net loans	6,338,328	6,036,277	302,051	5%
Goodwill and intangible assets, net	165,001	169,279	(4,278)	(3)%
Total other assets	318,041	253,609	64,432	25%
Total assets	$8,269,398	$7,970,474	$298,924	4%
Liabilities and Equity:
Deposits	$6,262,347	$6,085,146	$177,201	3%
Total borrowings	1,049,039	980,192	68,847	7%
Total other liabilities	127,069	119,683	7,386	6%
Total liabilities	7,438,455	7,185,021	253,434	4%
Redeemable Noncontrolling Interests (“RNCI”)	15,882	16,972	(1,090)	(6)%
Total shareholders’ equity	815,061	768,481	46,580	6%
Total liabilities, RNCI and shareholders’ equity	$8,269,398	$7,970,474	$298,924	4%
_____________________
nm     not meaningful
Total Assets. Total assets increased $0.3 billion to $8.3 billion at September 30, 2017 from $8.0 billion at December 31, 2016. This increase was primarily due to the increase in loans.
Cash and Investments. Total cash and investments (consisting of cash and cash equivalents, investment securities, and stock in the FHLB and Federal Reserve Bank) decreased $61.8 million, or 4%, to $1.4 billion, or 17% of total assets at September 30, 2017 from $1.5 billion, or 19% of total assets at December 31, 2016. The decrease was due to the $74.3 million, or 6%, decrease in available-for-sale securities, and the $9.0 million, or 10% decrease in held-to-maturity securities, partially offset by the $17.6 million, or 40%, increase in stock in the FHLB and Federal Reserve Bank and the $3.9 million, or 4%, increase in cash and cash equivalents. The changes in cash and investments were the net result of short-term fluctuations in liquidity due to changes in levels of deposits, borrowings and loans outstanding. Additionally, on July 28, 2017, Boston Private Bank & Trust Company became a member of the Federal Reserve System, which required the purchase of stock in the Federal Reserve Bank of Boston.
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
Investment maturities, calls, principal payments, and sales of securities, net of purchases, provided $242.8 million of cash proceeds during the nine months ended September 30, 2017. The timing of sales and reinvestments is based on various factors, including management’s evaluation of interest rate trends, the credit risk of municipal securities and the Company’s liquidity. The Company’s available-for-sale investment portfolio carried a total of $6.9 million of unrealized gains and $13.7 million of unrealized losses at September 30, 2017, compared to $4.6 million of unrealized gains and $23.7 million of unrealized losses at December 31, 2016.

No impairment losses were recognized through earnings related to investment securities during the nine months ended September 30, 2017 and 2016. The total amount of unrealized losses was primarily due to changes in interest rates since the securities were purchased.
Additionally, at September 30, 2017 and December 31, 2016, the Company held $84.1 million and $93.1 million, respectively, of held-to-maturity securities at amortized cost. All of the held-to-maturity securities were mortgage-backed securities guaranteed by U.S. government agencies or government-sponsored entities, or U.S. Treasury securities.
See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 4: Investments” for further details of the Company’s investment securities.
Loans held for sale. Loans held for sale decreased $1.5 million, or 44%, to $2.0 million at September 30, 2017 from $3.5 million at December 31, 2016. The balance of loans held for sale usually relates to the timing and volume of residential loans originated for sale and the ultimate sale transaction which is typically executed within a short time following the loan origination. From time to time, the Company may also sell loans that have been held in the loan portfolio. The sale of such loans may improve the Bank’s liquidity and capital position or may provide the Bank additional flexibility for more profitable and strategic future lending opportunities.
Goodwill and intangible assets, net. Goodwill and intangible assets decreased $4.3 million, or 3%, to $165.0 million at September 30, 2017 from $169.3 million at December 31, 2016. The decrease was due to amortization of intangible assets.
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
The estimated fair value of Boston Private Wealth as a result of the fourth quarter 2016 impairment testing was $68.0 million as compared to a carrying value of $76.9 million, resulting in a deficit of $8.9 million, or 11.6%. Even though the Company recorded a goodwill impairment charge for Boston Private Wealth in 2016, there could be additional goodwill impairment in the future should Boston Private Wealth’s actual results not meet projections. In addition to financial results, other inputs to the valuation, such as the discount rate and market assumptions, could negatively affect the estimated fair value of Boston Private Wealth in the future. The Company has concluded that no interim goodwill impairment triggering event has occurred and no interim goodwill impairment testing was necessary at September 30, 2017. The Company will again be performing its annual goodwill impairment testing in the fourth quarter.
The estimated fair value of Anchor as a result of the fourth quarter 2016 impairment testing was $87.0 million as compared to a carrying value of $81.6 million, an excess of $5.4 million, or 6.6%. Due to the narrow margin between the fair value and the carrying value of Anchor, Anchor will continue to be at risk for potential goodwill impairment. The Company has concluded that no interim goodwill impairment triggering event occurred and no interim goodwill impairment testing was necessary at September 30, 2017. The Company will again be performing its annual goodwill impairment testing in the fourth quarter.
Total other assets. Total other assets, as presented in the table above, consists of the following line items from the consolidated balance sheet: other real estate owned (“OREO”) (if any), premises and equipment, fees receivable, accrued interest receivable, deferred income taxes, net, and other assets. Total other assets increased $64.4 million, or 25%, to $318.0 million at September 30, 2017 as compared to $253.6 million at December 31, 2016. The increase was the result of increases in other assets partially offset by a decrease in deferred income taxes, net, OREO, and fees receivable.
OREO decreased $1.7 million to zero at September 30, 2017 from $1.7 million at December 31, 2016. In 2017, the one property held in OREO at December 31, 2016 was sold for a small loss.
Deferred income taxes, net, decreased $9.4 million, or 17%, to $46.1 million at September 30, 2017 from $55.5 million at December 31, 2016. The decrease was primarily due to the current year tax effect of other comprehensive income. At September 30, 2017, no valuation allowance on the net deferred tax asset was required due primarily to the expectation of future taxable income as well as the availability of current and historical taxable income. Our use of these deferred tax benefits may depend on a number of factors including future changes in laws or regulations relating to tax credits, tax deductions, and net operating losses. A decrease in tax rates would require us to revalue the net deferred tax assets lower with a corresponding income tax expense.
Other assets, which consist primarily of BOLI, prepaid expenses, investment in partnerships, the fair value of interest rate derivatives, and other receivables, increased $70.3 million, or 54%, to $201.0 million at September 30, 2017 from $130.8 million at December 31, 2016. The increase was primarily due to an additional $50.0 million investment in BOLI policies, an increase in income taxes receivable and the purchase of additional cost method investments.
Deposits. Deposits increased $177.2 million, or 3%, to $6.3 billion, at September 30, 2017 from $6.1 billion at December 31, 2016. Deposits are the principal source of the Bank’s funds for use in lending, investments, and liquidity. Certificates of deposits represented approximately 11% and 10% of total deposits at September 30, 2017 and December 31, 2016, respectively. Deposit levels can fluctuate from quarter to quarter as a result of large short-term transactions by commercial clients. Seasonality can also affect the deposit balances.
The following table presents the composition of the Company’s deposits at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Balance	as a % of total	Balance	as a % of total
	(In thousands)
Demand deposits (noninterest-bearing)	$1,850,833	30%	$1,753,648	29%
NOW (1)	636,013	10%	578,657	9%
Savings	74,333	1%	74,162	1%
Money market (1)	3,009,779	48%	3,102,048	51%
Certificates of deposit under $100,000 (1)	265,402	4%	236,001	4%
Certificates of deposit of $100,000 or greater	425,987	7%	340,630	6%
Total deposits	$6,262,347	100%	$6,085,146	100%
_____________________

(1)	Includes brokered deposits of $562.5 million $738.3 million at September 30, 2017 and December 31, 2016, respectively.
Borrowings. Total borrowings (consisting of securities sold under agreements to repurchase, federal funds purchased (if any), FHLB borrowings, and junior subordinated debentures) increased $68.8 million, or 7%, to $1.0 billion at September 30, 2017 from $1.0 billion at December 31, 2016.
FHLB borrowings increased $78.6 million, or 11%, to $812.8 million at September 30, 2017 from $734.2 million at December 31, 2016. The increase was primarily due to loan growth in excess of deposit growth in 2017. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth and to manage interest rate risk, but can also be used as an additional source of liquidity for the Bank.
From time to time, the Company purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. At September 30, 2017, the Company had $70.0 million federal funds purchased outstanding. The Company had $80.0 million in federal funds purchased outstanding at December 31, 2016.
Repurchase agreements increased $0.3 million to $59.9 million at September 30, 2017 from $59.6 million at December 31, 2016. Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature.
Total other liabilities. Total other liabilities, which consist primarily of accrued interest, accrued bonus, the fair value of interest rate derivatives, and other accrued expenses, increased $7.4 million, or 6%, to $127.1 million at September 30, 2017 from $119.7 million at December 31, 2016. The increase was primarily due to additional landlord allowances and deferred rent, partially offset by the payment in the first quarter of 2017 of accrued variable compensation, bonuses and employee benefits that had been accrued for at December 31, 2016.

Loan Portfolio and Credit Quality
Loans. Total portfolio loans increased $298.8 million, or 5%, to $6.4 billion, or 78% of total assets, at September 30, 2017, from $6.1 billion, or 77% of total assets, at December 31, 2016. Increases were recorded in residential loans of $220.9 million, or 9%; commercial real estate loans of $60.9 million, or 3%; commercial tax exempt loans of $32.7 million, or 8%; construction and land loans of $13.4 million, or 13%; and commercial and industrial loans of $6.9 million, or 1%, partially offset by decreases in consumer and other loans of $24.4 million, or 12%; and home equity loans of $11.6 million, or 10%.
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
In August of 2017, parts of Texas experienced widespread damage and flooding from Hurricane Harvey. In September of 2017, parts of Florida and the Caribbean experienced widespread damage and flooding from Hurricane Irma. Additionally, in September and October of 2017, parts of northern California experienced damage resulting from several widespread wildfires. Surveys of the Bank’s borrowers and collateral located within these areas indicated that most customers experienced only minor damage to the Bank’s underlying collateral which, to date, has been covered by property insurance. However, the Bank continues to assess the extent of the damage and the insurance coverage in place. In addition, the ongoing businesses of customers in these impacted areas could be interrupted which could adversely impact their ability to repay their loans. The Bank is continuing to communicate with borrowers in the affected areas and is evaluating any financial impact.
The Bank’s commercial real estate loan portfolio, the largest portfolio segment after residential, includes loans secured by the following types of collateral at September 30, 2017: $706.4 million secured by multifamily and residential investment property; $618.8 million secured by retail property; $543.1 million secured by office and medical property; $186.4 million secured by manufacturing, industrial, and warehouse property; $145.3 million secured by hospitality property; and $163.2 million secured by other property. The Bank’s commercial real estate loan portfolio as of December 31, 2016 included loans secured by the following types of collateral: $674.2 million secured by multifamily and residential investment property; $660.7 million secured by retail property; $466.8 million secured by office and medical property; $195.9 million secured by manufacturing, industrial, and warehouse property; $116.0 million secured by hospitality property; and $188.6 million secured by other property.

Geographic concentration. The following table presents the Company’s outstanding loan balance concentrations at the dates indicated based on the location of the regional offices to which they are attributed.

	As of September 30, 2017
	New England		San Francisco Bay Area		Southern California		Total
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
Commercial and industrial	$503,322	8%	$50,686	1%	$64,248	1%	$618,256	9%
Commercial tax exempt	320,172	5%	99,540	2%	11,638	—%	431,350	7%
Commercial real estate	988,788	15%	698,148	11%	676,223	11%	2,363,159	37%
Construction and land	61,635	1%	20,893	—%	35,763	1%	118,291	2%
Residential	1,558,587	24%	510,956	8%	531,245	8%	2,600,788	40%
Home equity	72,149	1%	26,052	1%	9,026	—%	107,227	2%
Consumer and other	150,309	2%	15,302	—%	8,519	—%	174,130	3%
Total loans (1)	$3,654,962	56%	$1,421,577	23%	$1,336,662	21%	$6,413,201	100%

	As of December 31, 2016
	New England		San Francisco Bay Area		Southern California		Total
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
Commercial and industrial	$493,451	8%	$50,578	1%	$67,341	1%	$611,370	10%
Commercial tax exempt	317,691	5%	69,064	1%	11,849	—%	398,604	6%
Commercial real estate	1,012,284	17%	637,042	10%	652,918	11%	2,302,244	38%
Construction and land	47,434	1%	29,629	1%	27,776	—%	104,839	2%
Residential	1,456,592	24%	473,102	8%	450,167	7%	2,379,861	39%
Home equity	87,280	2%	25,129	—%	6,408	—%	118,817	2%
Consumer and other	186,680	3%	7,517	—%	4,422	—%	198,619	3%
Total loans (1)	$3,601,412	59%	$1,292,061	21%	$1,220,881	20%	$6,114,354	100%
________________________

(1)	Regional percentage totals may not reconcile due to rounding.
Allowance for loan losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and totaled $74.9 million and $78.1 million as of September 30, 2017 and December 31, 2016, respectively.
The allowance for loan losses as of September 30, 2017 decreased $3.2 million from December 31, 2016 due to a decline in the loss factors, partially offset by the mix in the loan portfolio, change in the volume and type of criticized loans and loan growth in certain portfolio segments. The allowance for loan losses as a percentage of total loans decreased 11 basis points to 1.17% as of September 30, 2017 from 1.28% as of December 31, 2016. The decrease in the ratio of allowance for loan losses to total loans is due to a decline in the loss factors, a combination of the mix in the loan portfolio, and the change in the volume and type of criticized loans. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 7: Allowance for Loan Losses” for an analysis of the Company’s allowance for loan losses.
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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net loans (charged-off)/ recovered:
New England	$73	$1,704	$819	$834
San Francisco Bay Area	206	318	3,097	4,309
Southern California	17	32	(393)	(168)
Total net loans (charged-off)/ recovered	$296	$2,054	$3,523	$4,975
Net recoveries of $0.3 million were recorded in the third quarter of 2017, compared to $2.1 million of net recoveries for the same period of 2016. The $3.5 million in net recoveries recorded in the first nine months of 2017 related primarily to commercial real estate loans.
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
Nonperforming assets. The Company’s nonperforming assets include nonaccrual loans and OREO, if any. OREO, if any, consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of deeds in lieu of foreclosure. As of September 30, 2017, nonperforming assets totaled $13.6 million, or 0.16% of total assets, a decrease of $5.4 million, or 28%, compared to $19.0 million, or 0.24% of total assets, as of December 31, 2016.
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest in accordance with the contractual terms of the loan agreement is in doubt. Despite a loan having a current payment status, if the Bank has reason to believe it may not collect all principal and interest on the loan in accordance with the related contractual terms, the Bank will generally discontinue the accrual of interest income and will apply any future interest payments received to principal. Of the $13.6 million of loans on nonaccrual status as of September 30, 2017, $6.3 million, or 46%, had a current payment status, $0.5 million, or 4%, were 30-89 days past due, and $6.8 million, or 50%, were 90 days or more past due. Of the $17.3 million of loans on nonaccrual status as of December 31, 2016, $5.1 million, or 29%, had a current payment status, $2.2 million, or 13%, were 30-89 days past due, and $10.0 million, or 58%, were 90 days or more past due.
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
Delinquencies. The past due status of a loan is determined in accordance with its contractual repayment terms. All loan types are reported past due when one scheduled payment is due and unpaid for 30 days or more. Loans 30-89 days past due decreased $9.8 million, or 65%, to $5.3 million as of September 30, 2017 from $15.1 million as of December 31, 2016. Loan delinquencies can be attributed to many factors, such as continuing weakness in, or deteriorating, economic conditions in the region the collateral is located, the loss of a tenant or lower lease rates for commercial borrowers, renewal and administrative issues, or the loss of income for consumers and the resulting liquidity impacts on the borrowers. Further deterioration in the credit condition of these delinquent loans could lead to the loans going to nonaccrual status and/or being downgraded. Downgrades would generally result in additional provision for loan losses. Past due loans may be included with accruing substandard loans.

In certain instances, although very infrequently, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans 90 days or more past due, but still accruing, respectively, as of September 30, 2017 and December 31, 2016.
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
Impaired loans individually evaluated for impairment in the allowance for loan losses totaled $21.6 million as of September 30, 2017, a decrease of $4.4 million, or 17%, compared to $26.0 million as of December 31, 2016. As of September 30, 2017, $8.7 million of the individually evaluated impaired loans had $0.8 million in specific reserve allocations. The remaining $12.9 million of individually evaluated impaired loans did not have specific reserve allocations due to the adequacy of collateral, prior charge-offs taken, interest collected and applied to principal, or a combination of these items. As of December 31, 2016, $11.4 million of individually evaluated impaired loans had $1.1 million in specific reserve allocations, and the remaining $14.6 million of individually evaluated impaired loans did not have specific reserve allocations.
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. As of September 30, 2017 and December 31, 2016, TDRs totaled $14.7 million and $18.1 million, respectively. As of September 30, 2017, $11.5 million of the $14.7 million in TDRs were on accrual status. As of December 31, 2016, $12.4 million of the $18.1 million in TDRs were on accrual status.
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

As of September 30, 2017, the Bank has identified $53.7 million in potential problem loans, a decrease of $10.0 million, or 16%, compared to $63.7 million as of December 31, 2016. This decrease was primarily due to one CRE loan for $9.2 million which was paid off in April 2017. Numerous factors impact the level of potential problem loans including economic conditions and real estate values. These factors affect the borrower’s liquidity and, in some cases, the borrower’s ability to comply with loan covenants such as debt service coverage. When there is a loss of a major tenant in a commercial real estate building, the appraised value of the building generally declines. Loans may be downgraded when this occurs as a result of the additional risk to the borrower in obtaining a new tenant in a timely manner and negotiating a lease with similar or better terms than the previous tenant. In many cases, these loans are still current and paying as agreed, although future performance may be impacted.
The following table presents a rollforward of nonaccrual loans for the three and nine months ended September 30, 2017 and 2016:

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
Nonaccrual loans, beginning of period	$16,176	$19,188	$17,315	$26,571
Transfers in to nonaccrual status	578	2,430	8,294	7,566
Transfers out to OREO	—	—	—	(1,944)
Transfers out to accrual status	(1,146)	(581)	(2,686)	(1,855)
Charge-offs	(38)	(337)	(496)	(3,102)
Paid off/ paid down	(1,947)	(4,209)	(8,804)	(10,745)
Nonaccrual loans, end of period	$13,623	$16,491	$13,623	$16,491

The following table presents a summary of credit quality by geography, based on the location of the regional offices:

	September 30, 2017	December 31, 2016
	(In thousands)
Nonaccrual loans:
New England	$7,380	$10,081
San Francisco Bay Area	1,494	2,989
Southern California	4,749	4,245
Total nonaccrual loans	$13,623	$17,315
Loans 30-89 days past due and accruing:
New England	$4,664	$10,311
San Francisco Bay Area	430	591
Southern California	198	4,235
Total loans 30-89 days past due	$5,292	$15,137
Accruing substandard loans:
New England	$8,196	$10,972
San Francisco Bay Area	11,622	15,890
Southern California	33,923	36,809
Total accruing substandard loans	$53,741	$63,671

The following table presents a summary of credit quality by loan type. The loan type assigned to the credit quality data is based on the purpose of the loan.

	September 30, 2017	December 31, 2016
	(In thousands)
Nonaccrual loans:
Commercial and industrial	$968	$572
Commercial real estate	2,601	4,583
Construction and land	206	179
Residential	8,765	10,908
Home equity	1,062	1,072
Consumer and other	21	1
Total nonaccrual loans	$13,623	$17,315
Loans 30-89 days past due and accruing:
Commercial and industrial	$959	$1,619
Commercial real estate	907	3,096
Construction and land	413	—
Residential	226	4,182
Home equity	2,202	245
Consumer and other	585	5,995
Total loans 30-89 days past due	$5,292	$15,137
Accruing substandard loans:
Commercial and industrial	$8,138	$9,277
Commercial real estate	37,306	49,696
Construction and land	6,688	3,297
Residential	1,358	1,399
Home equity	—	—
Consumer and other	251	2
Total accruing substandard loans	$53,741	$63,671

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
At September 30, 2017, the Company’s cash and cash equivalents amounted to $110.4 million. The Holding Company’s cash and cash equivalents amounted to $63.0 million at September 30, 2017. Management believes that the Holding Company and its affiliates, including the Bank, have adequate liquidity to meet their commitments for the foreseeable future.

Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At September 30, 2017 consolidated cash and cash equivalents and available-for-sale securities, less securities pledged against current borrowings and derivatives, amounted to $1.2 billion, or 15% of total assets, compared to $1.3 billion, or 16% of total assets at December 31, 2016. Future loan growth may depend upon the Company’s ability to continue to grow its core deposit levels. In addition, the Company has access to available borrowings through the FHLB totaling $1.0 billion at September 30, 2017, compared to $0.9 billion at December 31, 2016. Combined, this liquidity totals $2.2 billion, or 27% of assets and 36% of total deposits, as of September 30, 2017, compared to $2.2 billion, or 28% of assets and 37% of total deposits, at December 31, 2016.
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
Holding Company Liquidity. The Company and some of the Company’s majority-owned affiliates hold put and call options that would require the Company to purchase (and the noncontrolling interest owners of the majority-owned affiliates to sell) the remaining noncontrolling interests in these companies at either a contractually predetermined fair value, a multiple of EBITDA, or fair value, as determined by the respective agreements. At September 30, 2017, the estimated maximum redemption value for these affiliates related to outstanding put options was $15.9 million, all of which could be redeemed within the next 12 months, under certain circumstances, and is classified on the consolidated balance sheets as redeemable noncontrolling interests. These put and call options are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data - Note 14: Noncontrolling Interests” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
The Holding Company’s primary sources of funds are dividends from its affiliates and access to the capital and debt markets. The Holding Company recognized $3.9 million in net income from discontinued operations during the nine months ended September 30, 2017 related to a revenue sharing agreement with Westfield Capital Management Company, LLC (“Westfield”). This revenue sharing agreement is in effect through December 2017, and the terms are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data - Note 3: Acquisitions, Asset Sales, and Divestitures” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Other than the revenue sharing agreement with Westfield, divestitures are not current ongoing sources of funds for the Holding Company. After the December 2017 payment under the revenue sharing agreement is received in 2018, the Company will not receive additional net income from Westfield. Dividends from the Bank are limited by various regulatory requirements relating to capital adequacy and retained earnings. See Part II. Item 5. “Market for Registrant’s Common Equity, Related Stockholders Matters, and Issuers Purchases of Equity Securities” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for further details.
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
The Company is required to pay interest quarterly on its junior subordinated debentures. The estimated cash outlay for the remaining three months of 2017 for the interest payments is approximately $1.6 million based on the debt outstanding at September 30, 2017 and estimated LIBOR.
The Company presently plans to pay cash dividends on its common stock on a quarterly basis dependent upon a number of factors such as profitability, Holding Company liquidity, and the Company’s capital levels. However, the ultimate declaration of dividends by the board of directors of the Company will depend on consideration of, among other things, recent financial trends and internal forecasts, regulatory limitations, alternative uses of capital deployment, general economic conditions, and regulatory changes to capital requirements. Based on the current quarterly dividend rate of $0.11 per share, as announced by the Company on January 18, 2017, and estimated shares outstanding, the Company estimates that the amount to be paid out for dividends to common shareholders in the remaining three months of 2017 will be approximately $9.1 million. The estimated dividend payments in 2017 could increase or decrease if the Company’s board of directors votes to increase or decrease, respectively, the current dividend rate, and/or the number of shares outstanding changes significantly.

Based on the shares of stock outstanding of 6.95% Non-Cumulative Perpetual Preferred Stock, Series D, and the dividend rate, the Company expects to pay $0.9 million in cash dividends on preferred stock for the remaining three months of 2017. Although the rate of interest is set in the terms of the preferred stock, the quarterly preferred stock dividend payments are subject to approval by the Company’s board of directors.
In the first quarter of 2016, the Company’s board of directors approved, and received regulatory non-objection for, a share repurchase program of up to $20 million of the Company’s outstanding common shares. Under the program, shares may be repurchased from time to time in the open market for a two-year period. As of September 30, 2017, there remains $10.7 million available to be repurchased. The amount and timing of additional repurchases, if any, will be based on the Company’s continuous evaluation of the program.
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
From time to time, the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. At September 30, 2017, the Bank had unused federal fund lines of credit totaling $495.0 million with correspondent institutions to provide it with immediate access to overnight borrowings, compared to $485.0 million at December 31, 2016. At September 30, 2017, the Bank had $70.0 million of outstanding borrowings under the federal fund lines with these correspondent institutions and had $80.0 million of outstanding borrowings under the federal fund lines at December 31, 2016. Certain liquidity sources, such as federal funds lines, may be withdrawn by the correspondent bank at any time especially in the event of financial deterioration of the institution.
The Bank has also negotiated brokered deposit agreements with several institutions that have nationwide distribution capabilities. At September 30, 2017, the Bank had $562.5 million of brokered deposits outstanding under these agreements, compared to $738.3 million at December 31, 2016.
If the Bank is no longer able to utilize the FHLB for borrowing, collateral currently used for FHLB borrowings could be transferred to other facilities such as the Federal Reserve’s discount window. In addition, the Bank could increase its usage of brokered deposits. Other borrowing arrangements may have higher rates than the FHLB would typically charge.

Capital Resources
Total shareholders’ equity at September 30, 2017 was $815.1 million, compared to $768.5 million at December 31, 2016, an increase of $46.6 million, or 6%. The increase in shareholders’ equity was primarily the result of net income, the change in other comprehensive income/(loss), amortization of stock compensation, and the conversion of stock warrants, partially offset by dividends paid.
The Company currently has one class of warrants to purchase common stock outstanding. These warrants were initially issued to the U.S. Department of the Treasury (the “TARP warrants”). As of September 30, 2017, 1,832,755 warrants were outstanding, before adjusting for dividends paid on the Company’s common stock in excess of $0.01 per share. The TARP warrants expire in November 2018.
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
Effective January 1, 2015, the Company and the Bank adopted the BASEL III regulatory capital framework. Under BASEL III, the Company and the Bank were required to implement a new risk-weighted capital measure, common equity tier 1 (“CETI”), as well as a phased in capital conservation buffer. In addition, capital requirements for all banking organizations were increased. In order to avoid limitations on distributions, including dividend payments and certain discretionary bonus payments to executive officers, a capital conservation buffer must be held above the minimum risk-based capital requirements. The new rules are phased-in through 2019. The Bank and Company were in compliance with all of the requirements of the capital conservation buffer as of September 30, 2017.
To be categorized as “well capitalized,” the Company and the Bank must maintain specified minimum capital ratios. In addition, the Company and the Bank cannot be subject to any written agreement, order or capital directive or prompt corrective action to be considered “well capitalized.” Both the Company and the Bank maintained capital at levels that would be considered “well capitalized” as of September 30, 2017 under the applicable regulations.
As of September 30, 2017, quantitative measures established by regulation to ensure capital adequacy required us to maintain minimum ratios of CETI, Tier 1, and total capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations).
The following tables present the Company’s and the Bank’s amounts of regulatory capital and related ratios as of September 30, 2017 and December 31, 2016. Also presented are the minimum requirements established by the Federal Reserve and the FDIC as of those dates for the Company and the Bank, respectively, to meet applicable capital requirements and the requirements of the FDIC as of those dates for the Bank to be considered “well capitalized” under the FDIC’s prompt corrective action provisions. On July 28, 2017, Boston Private Bank became a member of the Federal Reserve System. The Federal Reserve and the Massachusetts Division of Banks may impose higher capital ratios than those listed below based upon the results of regulatory exams. The Bank was categorized as “well capitalized” under the FDIC’s prompt corrective action provisions as of September 30, 2017 and December 31, 2016.

	Actual		For capital adequacy purposes (at least)		To be well capitalized under prompt corrective action provisions (at least)		Basel III minimum capital ratio with capital conservation buffer (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Ratio
	(In thousands)
As of September 30, 2017
Common equity tier 1 risk-based capital
Company	$607,822	10.42%	$262,420	4.5%	n/a	n/a	7.0%
Boston Private Bank	695,945	11.98	261,314	4.5	$377,453	6.5%	7.0
Tier 1 risk-based capital
Company	757,505	12.99	349,893	6.0	n/a	n/a	8.5
Boston Private Bank	695,945	11.98	348,418	6.0	464,558	8.0	8.5
Total risk-based capital
Company	830,719	14.25	466,525	8.0	n/a	n/a	10.5
Boston Private Bank	768,577	13.24	464,558	8.0	580,697	10.0	10.5
Tier 1 leverage capital
Company	757,505	9.42	321,760	4.0	n/a	n/a	4.0
Boston Private Bank	695,945	8.71	319,778	4.0	399,722	5.0	4.0

	Actual		For capital adequacy purposes (at least)		To be well capitalized under prompt corrective action provisions (at least)		Basel III minimum capital ratio with capital conservation buffer (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Ratio
	(In thousands)
As of December 31, 2016
Common equity tier 1 risk-based capital
Company	$571,663	10.00%	$257,222	4.5%	n/a	n/a	7.0%
Boston Private Bank	661,991	11.64	256,030	4.5	$369,822	6.5%	7.0
Tier 1 risk-based capital
Company	722,674	12.64	342,962	6.0	n/a	n/a	8.5
Boston Private Bank	661,991	11.64	341,374	6.0	455,165	8.0	8.5
Total risk-based capital
Company	794,584	13.90	457,283	8.0	n/a	n/a	10.5
Boston Private Bank	733,214	12.89	455,165	8.0	568,956	10.0	10.5
Tier 1 leverage capital
Company	722,674	9.42	306,848	4.0	n/a	n/a	4.0
Boston Private Bank	661,991	8.70	304,510	4.0	380,637	5.0	4.0
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
The Company has sponsored the creation of two statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. In accordance with ASC 810-10-55, Consolidation - Overall - Implementation Guidance and Illustrations - Variable Interest Entities, these statutory trusts created by the Company are not consolidated into the Company’s financial statements; however, the Company reflects the amounts of junior subordinated debentures payable to the preferred stockholders of statutory trusts as debt in its financial statements. As of both September 30, 2017 and December 31, 2016, all $100.0 million of the net balance of these trust preferred securities qualified as Tier 1 capital.

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
Based on such evaluation, except for the exclusion noted in the preceding paragraph, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of September 30, 2017 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries, was made known to the certifying officers by others within the Company and its consolidated subsidiaries in the reports that it files or submits under the Exchange Act and is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. On a quarterly basis, the Company evaluates the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.
(b) Change in internal controls over financial reporting.
There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities of the Company in the third quarter of 2017.
The Company received a notice of non-objection from the Federal Reserve for a share repurchase program of up to $20 million of the Company’s outstanding common shares. Under the program, shares may be repurchased from time to time in the open market for a two-year period. The Company’s board of directors approved the program on January 27, 2016. There were no repurchases of equity securities of the Company in the third quarter of 2017. The Company has authorization to repurchase $10,661,737 of shares based on the remaining amount in the current repurchase program.

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

/s/ CLAYTON G. DEUTSCH
November 7, 2017	Clayton G. Deutsch
Chief Executive Officer

/s/ DAVID J. KAYE
November 7, 2017	David J. Kaye
Executive Vice President, Chief Financial and Administrative Officer