Form 10-K
period 2017-12-31
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2018-02-28
CIK 821127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-K
______________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last reported sales price on the NASDAQ Global Select Market on June 30, 2017 was $1,263,534,759.
The number of shares of the registrant’s common stock outstanding on February 23, 2018 was 84,264,182.
Documents Incorporated by Reference:
Portions of the registrant’s proxy statement for the Company’s 2018 Annual Meeting of Shareholders are incorporated by reference in Item 5 of Part II and Items 10, 11, 12, 13, and 14 of Part III.

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
Private Banking
The Private Banking segment has one affiliate, Boston Private Bank. The Private Banking segment primarily operates in three geographic markets: New England, the San Francisco Bay Area, and Southern California. The Private Banking segment is principally engaged in providing private banking services to high net worth individuals, privately-owned businesses and partnerships, and nonprofit organizations. In addition, the Private Banking segment is an active provider of financing for affordable housing, first-time homebuyers, economic development, social services, community revitalization and small businesses.
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
Investment Management
The Investment Management segment currently has two affiliates: Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”), and Anchor Capital Advisors LLC (“Anchor”), both of which are RIAs (together, DGHM and Anchor are referred to as the “Investment Managers”). The Investment Managers serve the needs of pension funds, endowments, trusts, foundations and select institutions, mutual funds and high net worth individuals and their families throughout the United States (“U.S.”) and abroad. The Investment Managers specialize in value-driven equity portfolios with products across the capitalization spectrum. The specific mix of products, services and clientele varies between affiliates. The Investment Managers are located in New England and New York, with one affiliate administrative office in South Florida.
In December 2017, the Company entered into an agreement to sell its entire ownership interest in Anchor in a transaction that will result in Anchor being majority-owned by members of its management team. The transaction is expected to close in the first quarter of 2018. This transaction has been approved by the Company’s board of directors and is subject to obtaining client consents, Anchor raising debt financing, and customary closing conditions. Anchor’s assets and liabilities are classified as held for sale at December 31, 2017 which are included within other assets and other liabilities in the consolidated balance sheets, respectively.
Wealth Advisory
The Wealth Advisory segment has two affiliates: KLS Professional Advisors Group, LLC (“KLS”), and Bingham, Osborn & Scarborough, LLC (“BOS”), both of which are wealth management firms and RIAs (together, the “Wealth Advisors”). The Wealth Advisors provide comprehensive, planning-based financial strategies to high net worth individuals and their families, and nonprofit institutions. The services the firms offer include fee-only financial planning, tax planning, tax preparation, estate and insurance planning, retirement planning, charitable planning and intergenerational gifting and succession planning. The Wealth Advisors manage investments covering a wide range of asset classes for both taxable and tax-exempt portfolios. The Wealth Advisors are located in New York, Southern California, and Northern California.
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

II.Acquisitions, Asset Sales, and Divestitures
In December 2017, the Company entered into an agreement to sell its entire ownership interest in Anchor in a transaction that will result in Anchor being majority-owned by members of its management team. The Company will receive at closing approximately $32 million of cash and future revenue share payments that, at signing, had a net present value of approximately $15 million, subject to purchase price adjustments. The Company’s annual goodwill impairment test for Anchor resulted in a fourth quarter of 2017 goodwill impairment charge of $24.9 million. The Company also recorded a loss on sale of $1.3 million representing estimated closing costs upon completion of the sale. Income tax expense of approximately $11.4 million will be recorded at the time of the closing of the transaction as a result of a book to tax basis difference associated with nondeductible goodwill. The transaction is expected to close in the first quarter of 2018. The estimated loss on sale as well as the income tax expense could change depending upon the book value of Anchor at the time of closing. This transaction has been approved by the Company’s board of directors and is subject to obtaining client consents, Anchor raising debt financing, and customary closing conditions. The rationale for the sale is to focus the Company’s resources in businesses where we can offer holistic financial advice, along with integrated wealth management, trust, and private banking capabilities. Upon closing, this transaction will also generate additional capital for us to reinvest in a more focused Company.
In November 2016, the Bank sold two of its Southern California offices, one located in Granada Hills, CA and the other located in Burbank, CA, together with approximately $104 million of deposits. The rationale for the sale was to better position the Company’s resources within the Southern California market.
In October 2014, Boston Private Bank acquired Banyan. Banyan and the wealth management operations from Boston Private Bank were combined to form Boston Private Wealth, which now operates in the Wealth Management and Trust reportable segment of the Company along with the trust operations of Boston Private Bank. Boston Private Wealth is a wholly-owned subsidiary of Boston Private Bank.
In 2009, the Company divested its interest in Westfield Capital Management Company, LP, formerly known as Westfield Capital Management Company, LLC (“Westfield”). The Company retained a 12.5% share in Westfield’s revenues (up to an annual maximum of $11.6 million) through December 2017 subject to certain conditions. The Company defers gains related to these payments until determinable. Such revenue share payments are included in net income from discontinued operations in the consolidated statements of operations for the period in which the revenue is recognized. After the December 2017 payments are received in the first quarter of 2018, the Company will not receive additional net income from Westfield.
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
In the wealth management and trust industry, the Company competes with a wide variety of firms, including national and regional financial services firms, commercial banks and trust companies, mutual fund companies, investment advisory firms, stock brokerage firms, accounting firms, and law firms. There has also been a trend toward online internet financial services and financial services that are based on mobile applications or automated processes as clients increasingly seek to manage their investment portfolios digitally. This is leading to increased utilization of “robo” adviser platforms. The Company believes that the ability of its Wealth Management and Trust segment to compete effectively with other firms is dependent upon the quality and level of service, personal relationships, and investment performance.
The Company’s principal competitors with respect to investment management services are primarily commercial banks and trust companies, mutual fund companies, investment advisory firms, stock brokerage firms, other financial companies, online financial services companies, and law firms.  The Company has also faced competition in recent years from lower fee, passive investment strategies. Investment advisers that emphasize passive products have gained, and may continue to gain, market share from active managers like us, which could have a material impact on our business. The Company believes that its ability to compete effectively with other investment management firms is dependent upon its products, level of investment performance and client service, as well as the marketing and distribution of the investment products.
In the wealth advisory industry, the Company competes with a wide variety of firms, including national and regional financial services firms, accounting firms, trust companies, and law firms. As in the Wealth Management and Trust segment, the Wealth Advisory segment has seen a trend toward the utilization of online financial services and increased utilization of “robo” adviser platforms. The Company believes that the ability of its wealth advisory affiliates to compete effectively with other firms is dependent upon the quality and level of service, personal relationships, and investment performance.

IV.    Employees
At December 31, 2017, the Company had 925 employees. The Company’s employees are not subject to a collective bargaining agreement, and the Company believes its employee relations are good.

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
As a bank holding company, the Company is subject to regulation, supervision and examination by the Federal Reserve under the BHCA. The Company is also subject to examination and supervision by the Massachusetts Division of Banks (the “MDOB”) under Massachusetts law. As a Massachusetts-chartered trust company and Federal Reserve member bank, the Bank is subject to regulation, supervision and examination by the Massachusetts Commissioner of Banks (the “Commissioner”) and the Federal Reserve. The Bank’s California branches are also subject to regulation, supervision and examination by the California Department of Business Oversight Division of Financial Institutions (the “DFI”).
The Company’s Wealth Management and Trust, Investment Management, and Wealth Advisory segments are subject to extensive regulation by the SEC, the Financial Industry Regulatory Authority and state securities regulators.
The following is a summary of certain aspects of the various statutes and regulations applicable to the Company and its subsidiaries. This summary is not a comprehensive analysis of all applicable laws, and is qualified by reference to the full text of statutes and regulations referenced below.

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
Regulation of the Bank
The Bank is subject to the regulation, supervision, and examination of the Commissioner and the Federal Reserve, and with respect to its California branches, the DFI. The Bank is also subject to regulations issued by the Bureau of Consumer Financial Protection, as enforced by the Federal Reserve. The Federal Reserve may also directly examine the other subsidiaries of the Company. The enforcement powers available to federal and state banking regulators include, among other things, the ability to issue cease and desist or removal orders, to terminate insurance of deposits, to assess civil money penalties, to issue directives to increase capital, to place the bank into receivership, and to initiate injunctive actions against banking organizations and institution-affiliated parties.
Deposit Insurance. Deposit obligations of the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”) up to $250,000 per separately insured depositor for deposits held in the same right and capacity. The Federal Deposit Insurance Act (the “FDIA”), as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to take steps as may be necessary to cause the ratio of deposit insurance reserves to estimated insured deposits - the designated reserve ratio - to reach 1.35% by September 30, 2020, and it mandates that the reserve ratio designated by the FDIC for any year thereafter may not be less than 1.35%. Further, the Dodd-Frank Act required that, in setting assessments, the FDIC offset the effect of the increase in the minimum reserve ratio from 1.15% to 1.35% on banks with less than $10 billion in assets. To satisfy these requirements, on March 15, 2016, the FDIC’s Board of Directors approved a final rule to increase the DIF’s reserve ratio to the statutorily required minimum ratio of 1.35% of estimated insured deposits. The final rule imposes on large banks a surcharge of 4.5 basis points of their assessment base, after making certain adjustments. Large banks, which are generally banks with $10 billion or more in assets, will pay quarterly surcharges in addition to their regular risk-based assessments. Overall regular risk-based assessment rates will decline once the reserve ratio reaches 1.15 percent. Small banks, such as the Bank, will receive credits to offset the portion of their assessments that help to raise the reserve ratio from 1.15 percent to 1.35 percent. After the reserve ratio reaches 1.38 percent, the FDIC will automatically apply a small bank’s credits to reduce its regular assessment up to the entire amount of the assessment. The revised deposit insurance assessment pricing became effective on July 1, 2016.
Deposit premiums are based on assets. To determine its deposit insurance premium, the Bank computes the base amount of its average consolidated assets less its average tangible equity (defined as the amount of Tier 1 capital) and the applicable assessment rate. On April 26, 2016, the FDIC’s Board of Directors adopted a final rule that changed the manner in which deposit insurance assessment rates are calculated for established small banks, generally those banks with less than $10 billion of assets that have been insured for at least five years. Under this method, each of seven financial ratios and a weighted average of CAMELS composite ratings will be multiplied by a corresponding pricing multiplier. The sum of these products will be added to a uniform amount, with the resulting sum being an institution’s initial base assessment rate (subject to minimum or maximum assessment rates based on a bank’s CAMELS composite rating). This method takes into account various measures, including an institution’s leverage ratio, brokered deposit ratio, one year asset growth, the ratio of net income before taxes to total assets and considerations related to asset quality. Under the small bank pricing rule, beginning with the first assessment period after June 30, 2016, where the DIF’s reserve ratio has reached 1.15% assessments for established small banks with a CAMELS rating of 1 or 2 will range from 1.5 to 16 basis points after adjustments, while assessment rates for established small institutions with a CAMELS composite rating of 1 or 5 may range from 11 to 30 basis points, after adjustment. Assessments for established banks with a CAMELS rating of 3 will range from 3 to 30 basis points. The Company’s FDIC deposit insurance premium declined 32% in the first quarter that the new rules were enacted.
The FDIC has the power to adjust deposit insurance assessment rates at any time. In addition, under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices; is in an unsafe or unsound condition to continue operations; or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. For 2017, the FDIC insurance expense for the Bank was $3.0 million.
Acquisitions and Branching. Prior approval from the Commissioner and the Federal Reserve is required in order for the Bank to acquire another bank or establish a new branch office. Well capitalized and well managed banks may acquire other banks in any state, subject to certain deposit concentration limits and other conditions, pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended by the Dodd-Frank Act. In addition, the Dodd-Frank Act authorizes a state-chartered bank, such as the Bank, to establish new branches on an interstate basis to the same extent a bank chartered by the host state may establish branches.
Activities and Investments of Insured State-Chartered Banks. Section 24 of the FDIA generally limits the types of equity investments that FDIC-insured state-chartered member banks, such as the Bank, may make and the kinds of activities in which such banks may engage, as a principal, to those that are permissible for national banks. Further, the Gramm-Leach-Bliley Act of 1999 (the “GLBA”) permits state banks, to the extent permitted under state law, to engage - through “financial subsidiaries” - in certain activities which are permissible for subsidiaries of a financial holding company. In order to form a financial subsidiary, a state-chartered bank must be well capitalized, and must comply with certain capital deduction, risk management and affiliate transaction rules, among other requirements. In addition, the Federal Reserve Act provides that state member banks are subject to the same restrictions with respect to purchasing, selling, underwriting and holding of investment securities as national banks.
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

Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires the Federal Reserve to evaluate the Bank’s performance in helping to meet the credit needs of the entire communities it serves, including low and moderate-income neighborhoods, consistent with its safe and sound banking operations, and to take this record into consideration when evaluating certain applications. The Federal Reserve’s CRA regulations are generally based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution’s record of making loans in its service areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs, and other offices. The Bank’s most recent performance evaluation from the FDIC, which was the Bank’s primary federal regulator at the time of the evaluation, was a “satisfactory” rating. Massachusetts has also enacted a similar statute that requires the Commissioner to evaluate the performance of the Bank in helping to meet the credit needs of its entire community and to take that record into account in considering certain applications.
Capital Adequacy and Safety and Soundness
Regulatory Capital Requirements. The Federal Reserve has issued risk-based and leverage capital rules applicable to U.S. banking organizations such as the Company and the Bank. These rules are intended to reflect the relationship between the banking organization’s capital and the degree of risk associated with its operations based on transactions recorded on-balance sheet as well as off-balance sheet. The Federal Reserve may from time to time require that a banking organization maintain capital above the minimum levels discussed below, due to the banking organization’s financial condition or actual or anticipated growth.
The capital adequacy guidelines define qualifying capital instruments and specify minimum amounts of capital as a percentage of assets that banking organizations are required to maintain. Common equity Tier 1 capital generally includes common stock and related surplus, retained earnings and, in certain cases and subject to certain limitations, minority interest in consolidated subsidiaries, less goodwill, other non-qualifying intangible assets and certain other deductions. Tier 1 capital for banks and bank holding companies generally consists of the sum of common equity Tier 1 capital, non-cumulative perpetual preferred stock, and related surplus, and, in certain cases and subject to limitations, minority interests in consolidated subsidiaries that do not qualify as common equity Tier 1 capital, less certain deductions. Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities, cumulative perpetual preferred stock, term subordinated debt and intermediate-term preferred stock, and, subject to limitations, allowances for loan losses. The sum of Tier 1 and Tier 2 capital less certain required deductions represents qualifying total risk-based capital. Prior to the effectiveness of certain provisions of the Dodd-Frank Act, bank holding companies were permitted to include trust preferred securities and cumulative perpetual preferred stock in Tier 1 capital, subject to limitations. However, the Federal Reserve’s capital rule applicable to bank holding companies permanently grandfathered non-qualifying capital instruments, including trust preferred securities, issued before May 19, 2010 by depository institution holding companies with less than $15 billion in total assets as of December 31, 2009, subject to a limit of 25% of Tier 1 capital. In addition, under rules that became effective January 1, 2015, accumulated other comprehensive income (positive or negative) must be reflected in Tier 1 capital; however, the Company and the Bank were permitted to make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. The Company and the Bank have made this election.
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
Under the Federal Reserve’s capital rules applicable to the Company and the Bank, the Company and the Bank are each required to maintain a minimum common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a minimum total Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8% and a minimum leverage ratio of 4%. Additionally, subject to a transition schedule, these rules require an institution to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases.
Under the Federal Reserve’s rules, a Federal Reserve supervised institution, such as the Bank, is considered “well capitalized” if it (i) has a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 8.0% or greater; (iii) a common Tier 1 equity ratio of at least 6.5% or greater, (iv) a leverage capital ratio of 5.0% or greater; and (iv) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. The Bank is currently considered “well capitalized” under all regulatory definitions.
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
Restrictions on Bank Dividends. The Federal Reserve has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. In addition, a state bank that is a member of the Federal Reserve System may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the bank’s net income (as reportable in its Reports of Condition and Income) during the current calendar year and the retained net income of the prior two calendar years, unless the dividend has not been objected to by the FRB following receipt of advance notice. A state member bank may not declare and pay a dividend that would exceed its individual profits (as reportable on its Reports of Condition and Income) unless it has provided advance notice to the Federal Reserve and the Federal Reserve has not objected. Payment of dividends by a bank is also restricted pursuant to various state regulatory limitations.
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
Consumer Protection Regulation
The Company and the Bank are subject to federal and state laws designed to protect consumers and prohibit unfair, deceptive or abusive business practices, including the Equal Credit Opportunity Act, Fair Housing Act, Home Ownership Protection Act, Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”), the GLBA, the Truth in Lending Act, the CRA, the Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with clients when taking deposits, making loans, collecting loans and providing other services. Further, the Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”), which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The Federal Reserve will examine the Bank for compliance with CFPB rules and will enforce CFPB rules with respect to the Bank.
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
The Company, the Bank, and their subsidiaries are also subject to the Employee Retirement Income Security Act of 1974 (“ERISA”), and to regulations promulgated thereunder, insofar as they are a “fiduciary” under ERISA with respect to certain of their clients. ERISA and the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), impose certain duties on persons who are fiduciaries under ERISA and prohibit certain transactions by the fiduciaries (and certain other related parties) to such plans.
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
On December 22, 2017, the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted by the U.S. government. The Tax Act includes significant changes to the Code, including amendments which significantly change the taxation of business entities. The most significant change that impacts the Company is the reduction in the federal corporate tax rate from 35% to 21% and the elimination of Code Section 162(m)’s exemption for performance-based executive compensation, both of which are effective January 1, 2018.
State and Local Taxation
The Company and its affiliates are subject to the tax rate established in the states in which they do business. Substantially all of the Company’s taxable state and local income is derived from Massachusetts, California, Florida, New York, and the City of New York.

The Massachusetts tax rate is 9.0% on taxable income apportioned to Massachusetts. Massachusetts’ taxable income is defined as federal taxable income subject to certain modifications. These modifications include a deduction for 95% of dividends received from entities in which the Company owns 15% or more of the voting stock, income from federally tax-exempt obligations and deductions for certain expenses allocated to federally tax-exempt obligations.
The California tax rate is 8.84% for corporations that are not financial institutions and 10.84% for financial institutions. The California tax is on California taxable income, which is defined as federal taxable income subject to certain modifications. These modifications include income from federally tax-exempt obligations and deductions for certain expenses allocated to federally tax-exempt obligations.
The Florida tax rate is 5.5% on taxable income apportioned to Florida. Florida’s taxable income is defined as federal taxable income subject to certain modifications. These modifications include income from federally tax-exempt obligations and deductions for certain expenses allocated to federally tax-exempt obligations.
The New York state tax rate is 6.5% on taxable income apportioned to New York (subject to alternative minimum taxes that may be based on business capital or a fixed dollar minimum), plus a surcharge for business operations in the Metropolitan Commuter Transportation district. New York taxable income is defined as federal taxable income subject to certain modifications. These modifications include income from federally tax-exempt obligations and deductions for certain expenses allocated to federally tax-exempt obligations. Combined reporting requirements began in 2015.
The New York City tax rate is 8.85% on taxable income apportioned to New York City (subject to alternative minimum taxes that may be based on business capital or a fixed dollar minimum). New York City taxable income is defined as federal taxable income subject to certain modifications. These modifications include income from federally tax-exempt obligations and deductions for certain expenses allocated to federally tax-exempt obligations. Combined reporting requirements began in 2015.

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
Risks Related to our Banking Business
Our banking business is highly regulated, which could limit or restrict our activities, and changes in banking laws and regulations could have an adverse effect on our business.
We are subject to regulation and supervision by the Federal Reserve, and the Bank is subject to regulation and supervision by the Commissioner, the Federal Reserve, and the FDIC. Federal and state laws and regulations govern numerous matters affecting us, including changes in the ownership or control of banks and bank holding companies; maintenance of adequate capital and the financial condition of a financial institution; permissible types, amounts and terms of extensions of credit and investments; permissible non-banking activities; the level of reserves against deposits; and restrictions on dividend payments. The Federal Reserve and the Commissioner have the power to issue cease and desist orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which we and the Bank may conduct business and obtain financing.
The laws, rules, regulations and supervisory guidance and policies applicable to us are subject to regular modification and change. These changes could adversely impact us. Such changes could subject us to additional costs, including costs of compliance, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, policies, or supervisory guidance could result in enforcement and other legal actions by federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have an adverse effect on our business, financial condition, and results of operations. See Part I. Item 1. “Business - Supervision and Regulation.”

We are subject to capital and liquidity standards that require banks and bank holding companies to maintain more and higher quality capital and greater liquidity than has historically been the case.
We became subject to new capital requirements in 2015. These new standards, which now apply and are being fully phased-in over the next several years, require bank holding companies and their bank subsidiaries to maintain substantially higher levels of capital as a percentage of their assets, with a greater emphasis on common equity as opposed to other components of capital. The need to maintain more and higher quality capital, as well as greater liquidity, and generally increased regulatory scrutiny with respect to capital levels, may at some point limit our business activities, including lending, and our ability to grow our business. It could also result in our being required to take steps to increase our regulatory capital and may dilute shareholder value or limit our ability to pay dividends or otherwise return capital to our investors through stock repurchases.
We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and any failure to comply with these laws could lead to a wide variety of sanctions.
The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose community investment and nondiscriminatory lending requirements on financial institutions. The Consumer Financial Protection Bureau, the Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act or other fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions, restrictions on expansion and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have an adverse effect on our business, reputation, financial condition, and results of operations.
The soundness of other financial institutions could adversely affect us.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions.  Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships.  We have exposure to many different financial institutions, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, other commercial banks, investment banks, mutual and hedge funds, and other financial institutions.  As a result, defaults by, or even negative rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity problems and losses or defaults by us or by other institutions and organizations.  Many of these transactions expose us to credit risk in the event of default of our counterparty or client.  In addition, our credit risk may be exacerbated when the collateral held by us cannot be liquidated or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to us.  There is no assurance that any such losses would not materially and adversely affect our results of operations.
Changes in the business and economic conditions, particularly those in our local economies, could negatively impact our financial condition and results of operations.
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
The Bank’s commercial loans, with limited exceptions, are secured by real estate (usually income producing residential and commercial properties), marketable securities, or corporate assets (usually accounts receivable, equipment or inventory). Substantially all of the Bank’s residential mortgage and home equity loans are secured by residential property. Consequently, the Bank’s ability to continue to originate real estate loans may be impaired by the weakening or deterioration in local and regional economic conditions in the real estate markets, including as a result of, among other things, real or threatened acts of war, natural disasters, and adverse weather. Due to the concentration of real estate collateral in the geographic regions in which we operate, these events could have an adverse impact on the ability of the Bank’s borrowers to repay their loans and affect the value of the collateral securing these loans.
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
Potential downgrades of U.S. government securities by one or more of the credit ratings agencies could have an adverse effect on our operations, earnings and financial condition.
A possible future downgrade of the sovereign credit ratings of the U.S. government and a decline in the perceived creditworthiness of U.S. government-related obligations could impact our ability to obtain funding that is collateralized by these affected instruments held by us, as well as affect the pricing of that funding when it is available. A downgrade may also adversely affect the market value of such instruments held by us. We cannot predict if, when or how any changes to the credit ratings or perceived creditworthiness of these organizations will affect economic conditions. Such ratings actions could result in a significant adverse impact on us. Among other things, a downgrade in the U.S. government’s credit rating could adversely impact the value of our securities portfolio and may trigger requirements that the Company post additional collateral for trades relative to these securities. A downgrade of the sovereign credit ratings of the U.S. government or the credit ratings of related institutions, agencies or instruments would significantly exacerbate the other risks to which we are subject and any related adverse effects on our business, financial condition and results of operations.

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
On at lease a quarterly basis, the Bank’s management makes a determination of an allowance for loan losses based on available information, including the quality of its loan portfolio, certain economic conditions, the historical rate of defaulted loans, the value of the underlying collateral, and the level of its nonaccruing and criticized loans. We rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors, in determining the level required for the allowance for loan losses. If management determines that further increases in the allowance for loan losses are necessary, we will incur additional expenses.
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
The Bank’s earnings and financial condition are largely dependent on net interest income, which represents the difference between the interest income earned on interest-bearing assets (usually loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (usually deposits and borrowings). The relative rates of interest we earn and pay are highly sensitive to many factors beyond our control, including general economic conditions, and changes in monetary or fiscal policies of the Federal Reserve and other governmental authorities. A narrowing of this interest rate spread could adversely affect the Bank’s net interest income, which also could negatively impact its earnings and financial condition. As a result, the Bank has adopted asset and liability management policies to mitigate the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments, funding sources, and derivatives. However, even with these policies in place, a change in interest rates can impact our results of operations or financial condition.
An increase in interest rates could also have a negative impact on the Bank’s results of operations by reducing the ability of borrowers to repay their current floating loan obligations, which could not only result in increased loan defaults, foreclosures, and charge-offs, but also necessitate increases to our allowances for loan losses.
Similarly, rising interest rates may increase the cost of deposits, which are a primary source of funding. While we actively manage against these risks through hedging and other risk management strategies, if our assumptions regarding borrower behavior are wrong or overall economic conditions are significantly different than anticipated, our risk mitigation techniques may be insufficient.
A decrease in interest rates could also have a negative impact on the Bank’s results of operations if clients refinance their loans at lower rates or prepay their loans and we are unable to lend or invest those funds at equivalent or higher rates.
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
At December 31, 2017, our commercial loans, commercial real estate loans, and construction and land loans portfolios comprised 54% of total loans. Commercial loans generally carry larger loan balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. These loans may lack standardized terms and may include a balloon payment feature. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions, interest rates, and collateral values. Repayment of these loans is generally more dependent on the economy and the successful operation of the underlying business. Because of the risks associated with commercial loans, we may experience higher rates of default than if our loan portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations.
Environmental liability associated with commercial lending could result in losses.
In the course of business, the Bank may acquire, through foreclosure or other similar proceedings, properties securing loans it has originated or purchased which are in default. Particularly in commercial real estate lending, there is a risk that material environmental violations could be discovered at these properties. In this event, we or the Bank might be required to remedy these violations at the affected properties at our sole cost and expense. The cost of this remedial action could substantially exceed the value of affected properties. We may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties as a result of their condition. These events could have an adverse effect on our business, results of operations and financial condition.

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
Changes in these laws or regulations could have an adverse impact on our profitability and mode of operations.

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
In addition, our management contracts generally provide for fees payable for investment management, wealth advisory, and wealth management and trust services based on the market value of assets under management, although there are a portion of our contracts that provide for the payment of fees based on investment performance in addition to a base fee. Because most contracts provide for a fee based on market values of securities, fluctuations in the underlying securities values may have an adverse effect on our results of operations and financial condition.
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
The market for investment managers is extremely competitive and is increasingly characterized by frequent movement of investment managers among different firms. In addition, our individual investment managers and wealth advisors often have regular direct contact with particular clients, which can lead to a strong client relationship based on the client’s trust in that individual manager or advisor. The loss of a key investment manager or wealth advisor could jeopardize our relationships with our clients and lead to the loss of client accounts. Losses of such accounts could have an adverse effect on our results of operations and financial condition.

Risks Related to Our Overall Business and Operations
Our business and earnings have been adversely affected, and may in the future be adversely affected, by the U.S. and international financial markets and economic conditions.
The performance of our business has been and may in the future be adversely affected by general business and economic conditions in the U.S., including the level and volatility of short- and long-term interest rates, inflation, home prices, unemployment and under-employment levels, bankruptcies, household income, consumer spending, fluctuations in both debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, and investor confidence. While in recent years there has been gradual improvement in the U.S. economy, deterioration of any of these conditions can adversely affect our results of operations and financial condition.
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
Our success depends, in large part, on our ability to attract and retain key employees. Competition for the best people can be intense and we may not be able to hire or retain the key employees that we depend upon for success. The unexpected loss of services of one or more of our key employees could have an adverse impact on our business because of their skills, knowledge of the customers and the markets in which we operate, years of industry experience, and the difficulty of promptly finding qualified replacement employees.
Our ability to attract and retain clients and employees, and to maintain relationships with vendors, third-party service providers and others, could be adversely affected to the extent our reputation is harmed.
We are dependent on our reputation within our market area, as a trusted and responsible financial company, for all aspects of our relationships with clients, employees, vendors, third-party service providers, and others with whom we conduct business or potential future business. Our ability to attract and retain clients and employees at our Private Banking, Wealth Management and Trust, Investment Management, and Wealth Advisory subsidiaries could be adversely affected to the extent our reputation is damaged. Our actual or perceived failure to address various issues could give rise to reputational risk that could cause harm to us and our business prospects. These issues include, but are not limited to, legal and regulatory requirements; privacy; properly maintaining client and employee personal information; record keeping; money-laundering; sales and trading practices; ethical issues; appropriately addressing potential conflicts of interest; and the proper identification and disclosure of the legal, reputational, credit, liquidity, and market risks inherent in our products. Failure to appropriately address any of these issues could also give rise to additional regulatory restrictions, reputational harm, and legal risks, which could, among other consequences, increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines, and penalties and cause us to incur related costs and expenses. In addition, our Investment Management, Wealth Advisory, and Wealth Management and Trust businesses are dependent on the integrity of our asset managers and our employees. If an asset manager or employee were to misappropriate any client funds or client information, the reputation of our asset management business could be negatively affected, which may result in the loss of accounts and have an adverse effect on our results of operations and financial condition.
We may not be able to successfully implement future information technology system enhancements, which could adversely affect our business operations and profitability.
We invest significant resources in information technology system enhancements in order to provide functionality and security at an appropriate level. We may not be able to successfully implement and integrate future system enhancements, which could adversely impact the ability to provide timely and accurate financial information in compliance with legal and regulatory requirements and result in possible sanctions from regulatory authorities. Such sanctions could include fines and suspension of trading in our stock, among others. In addition, future system enhancements could have higher than expected costs, fail to achieve their intended operating efficiencies, and/or even result in operating inefficiencies, which could increase the costs associated with the implementation as well as ongoing operations.

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
Third-party vendors provide key components of our business infrastructure such as internet connections, network access and core application processing. While we have selected these third party vendors carefully, using established criteria and complying with applicable regulatory guidance to evaluate each vendor’s overall risk profile, capabilities, financial stability, and internal control environment, we do not control their daily business environment and actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers, impair our ability to conduct our business efficiently and effectively, and/or result in regulatory action, financial loss, litigation, and loss of reputation. Replacing these third party vendors could also entail significant delay and expense.
We face continuing and growing security risks to our information base, including the information we maintain relating to our customers.
In the ordinary course of business, we rely on electronic communications and information systems to conduct our business and to store sensitive data, including our confidential information and financial and personal information regarding customers. Our electronic communications and information systems infrastructure could be susceptible to cyberattacks, hacking, identity theft, computer viruses, malicious code, phishing attacks, terrorist activity or other information security breaches. This risk has increased significantly due to the use of online, telephonic and mobile banking channels by clients and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. We have implemented and regularly review and update extensive systems of internal controls and procedures as well as corporate governance policies and procedures intended to protect our business operations, including the security and privacy of all confidential customer information. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs. No matter how well designed or implemented our controls are, we cannot provide an absolute guarantee to protect our business operations from every type of problem in every situation. A failure or circumvention of these controls could have an adverse effect on our business operations and financial condition.
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
The financial services industry faces intense and ongoing scrutiny from bank supervisors in the examination process and aggressive enforcement of regulations on both the federal and state levels, particularly with respect to compliance with anti-money laundering, BSA and OFAC regulations, and economic sanctions against certain foreign countries and nationals. Enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations; however, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there were systems and procedures designed to ensure compliance in place at the time. Failure to comply with these and other regulations, and supervisory expectations related thereto, may result in fines, penalties, lawsuits, regulatory sanctions, reputational damage, or restrictions on our business.

We face significant legal risks, both from regulatory investigations and proceedings and from private actions brought against us.
From time to time we are named as a defendant or are otherwise involved in various legal proceedings, including class actions and other litigation or disputes with third parties. There is no assurance that litigation with private parties will not increase in the future. Future actions against us may result in judgments, settlements, fines, penalties or other results adverse to us, which could adversely affect our business, financial condition or results of operations, or cause serious reputational harm to us. As a participant in the financial services industry, it is likely that we could experience a high level of litigation related to our businesses and operations.
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
We continue to consider the acquisition of other private banking, wealth management and trust, investment management, and wealth advisory companies as well as companies with other potential capabilities in the financial services industry. To the extent that we acquire or seek to acquire other companies in the future, our business may be negatively impacted by certain risks inherent in such acquisitions. These risks include, but are not limited to, the following:

•	the risk that we will incur substantial expenses in pursuing potential acquisitions without completing such acquisitions;

•	the risk that we may lose key clients or employees of the acquired business as a result of the change of ownership to us;

•	the risk that the acquired business will not perform in accordance with our expectations;

•	the risk that difficulties will arise in connection with the integration of the operations of the acquired business with our existing businesses;

•	the risk that we will need to make significant investments in infrastructure, controls, staff, emergency backup facilities or other critical business functions that become strained by our growth;

•	the risk that management may divert its attention from other aspects of our business;

•	the risk that unanticipated costs relating to potential acquisitions could reduce our earnings per share;

•	the risk associated with entering into geographic and product markets in which we have limited or no direct prior experience;

•	the risk that we may assume potential and unknown liabilities of the acquired company as a result of the acquisition; and

•	the risk that an acquisition will dilute our earnings per share, in both the short and long term, or that it will reduce our regulatory and tangible capital ratios.
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
Natural disasters, acts of terrorism and other external events could harm our business.
Natural disasters can disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and negatively affect the economies in which we operate, which could have an adverse effect on our results of operations and financial condition. A significant natural disaster, such as a tornado, hurricane, earthquake, fire or flood, could have an adverse impact on our ability to conduct business, and our insurance coverage may be insufficient to compensate for losses that may occur. Acts of terrorism, war, civil unrest, violence or human error could cause disruptions to our business or the economy as a whole. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have an adverse effect on our business, operations and financial condition.

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
Generally, the acquirer in a business combination is willing to pay more for a business than the sum of the fair values of the individual assets and liabilities because of other inherent value associated with an assembled business. The resulting excess of the consideration paid over the net fair value of the identifiable assets acquired and liabilities assumed as of the date of acquisition, is recognized as goodwill. An essential part of the acquisition method is the recognition and measurement of identifiable intangible assets, separate from goodwill, at fair value. At December 31, 2017, our goodwill and net intangible assets totaled $91.7 million, not including Anchor’s remaining goodwill and intangible assets of $47.1 million which are classified as held for sale and included within other assets in the consolidated balance sheets.
Under current accounting standards, goodwill acquired in a business combination is recognized as an asset and not amortized. Instead, goodwill is tested for impairment on an annual basis, or more frequently if there is a triggering event that may indicate the possibility of impairment. Long-lived intangible assets are amortized and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable.
If we determine goodwill or intangible assets are impaired, we will be required to write down the value of these assets. In the fourth quarter of 2017, we incurred a $24.9 million goodwill impairment charge at Anchor as part of our annual impairment testing. In December 2016, we incurred a $9.5 million goodwill impairment charge at Boston Private Wealth as part of our annual impairment testing. We cannot assure you that we will not be required to take further impairment charges in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results.
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

•
Industry and market considerations such as a deterioration in the environment in which an entity operates, an increased competitive environment, a decline in market-dependent multiples or metrics (considered in both absolute terms and relative to peers), a change in the market for an entity’s products or services, or a regulatory or political development.

•	Overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods.

•	Other relevant entity-specific events, such as changes in management, key personnel, strategy, or customers; contemplation of bankruptcy; or litigation.

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
Changes in tax law and differences in interpretation of tax laws and regulations may adversely impact our financial statements.
From time to time, local, state or federal tax authorities change tax laws and regulations, which may result in a decrease or increase to our deferred tax asset. At December 31, 2017, our net deferred tax asset was $29.0 million, reflecting a decrease of $12.5 million in connection with the enactment of the Tax Act. We assess the likelihood that our deferred tax asset will be realizable based primarily on future taxable income and, if necessary, establish a valuation allowance for those deferred tax assets determined to not likely be realizable. Management judgment is required in determining the appropriate recognition of deferred tax assets and liabilities, including projections of future taxable income, as well as the character of that income.
Local, state or federal tax authorities may interpret tax laws and regulations differently than we do and challenge tax positions that we have taken on tax returns. This may result in differences in the treatment of revenues, deductions, credits and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest or penalties that could have an adverse effect on our results.

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
Holders of our common stock are entitled to receive dividends only when, as, and if declared by our board of directors. Although we have historically declared cash dividends on our common and preferred stock, we are not required to do so. Our board of directors may reduce or eliminate our common stock dividend in the future. Further, if we do not pay dividends on our preferred stock, we may not pay any dividends on our common stock. The Federal Reserve has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. Additionally, the Federal Reserve has the authority to use its enforcement powers to prohibit the Bank from paying us dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. The current capital regulations require banks and bank holding companies to maintain a 2.5% common equity Tier 1 capital conservation buffer above the minimum risk-based capital requirements for adequately capitalized institutions to avoid restrictions on the ability to pay dividends, discretionary bonuses, and to engage in share repurchases. The Company and the Bank met these requirements as of December 31, 2017. A reduction or elimination of dividends could adversely affect the market price of our common stock. See Part I. Item 1. “Business - Supervision and Regulation - Dividend Restrictions” and “Business - Supervision and Regulation - Regulatory Capital Requirements.”

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

I.Market for Common Stock
The Company’s common stock, par value $1.00 per share, is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “BPFH.” At February 23, 2018, there were 84,264,182 shares of common stock outstanding. The number of holders of record of the Company’s common stock as of February 23, 2018 was 934. The closing price of the Company’s common stock on February 23, 2018 was $15.10.
The following table sets forth the high and low sale prices for the Company’s common stock for the periods indicated, as reported by NASDAQ:

	High	Low
Year ended December 31, 2017
Fourth Quarter	$17.15	$14.80
Third Quarter	$16.75	$13.95
Second Quarter	$17.20	$14.25
First Quarter	$17.88	$15.20
Year ended December 31, 2016
Fourth Quarter	$16.90	$12.45
Third Quarter	$13.02	$11.20
Second Quarter	$12.81	$10.77
First Quarter	$11.62	$9.34

II.Dividends
The Company paid dividends on its common stock of $0.44 and $0.40 in 2017 and 2016, respectively. On January 17, 2018, the Company announced an increase in its quarterly dividend from $0.11 per share to $0.12 per share for the fourth quarter of 2017.
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

III.Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding securities authorized for issuance under our equity compensation plans will be included in the definitive Proxy Statement (the “Proxy Statement”) for the 2018 Annual Meeting of Shareholders to be held on April 19, 2018 and is incorporated herein by reference.

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

There were no shares repurchased under this program in 2017. The current repurchase program expired on February 22, 2018.

VI.Performance Graph
The Total Return Performance Graph set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company’s common stock, based on the market price of the Company’s common stock, with the total return on companies within the NASDAQ Composite Index and companies within the SNL $5B-$10B Bank Index. The calculation of cumulative return assumes a $100 investment in the Company’s common stock, the NASDAQ Composite Index, and the SNL $5B-$10B Bank Index on December 31, 2012. It also assumes that all dividends are reinvested during the relevant periods.
___________
Source: SNL

	Year Ending December 31,
	2012	2013	2014	2015	2016	2017
BPFH	$100.00	$143.33	$156.98	$136.17	$205.70	$197.47
NASDAQ Composite Index	100.00	140.12	160.78	171.97	187.22	242.71
SNL Bank $5B-$10B	100.00	154.28	158.92	181.04	259.37	258.40

ITEM 6.SELECTED FINANCIAL DATA
The following table represents selected financial data for the last five fiscal years ended December 31, 2017. The data set forth below does not purport to be complete. It should be read in conjunction with, and is qualified in its entirety by, the more detailed information appearing elsewhere herein, including the Company’s Consolidated Financial Statements and related notes.

	2017	2016	2015	2014	2013
At December 31:		(In thousands, except share data)
Total balance sheet assets	$8,311,744	$7,970,474	$7,542,508	$6,797,874	$6,437,109
Loans held for sale	4,697	3,464	8,072	7,099	6,123
Total loans (excluding loans held for sale)	6,505,028	6,114,354	5,719,212	5,269,936	5,112,459
Allowance for loan losses	74,742	78,077	78,500	75,838	76,371
Cash and investments (1)	1,425,418	1,507,845	1,474,737	1,175,610	1,034,236
Goodwill and intangible assets	91,681	169,279	185,089	191,800	130,784
Deposits	6,510,246	6,085,146	6,040,437	5,453,879	5,110,370
Borrowed funds	862,213	980,192	625,902	507,009	575,970
Total shareholders’ equity	785,944	768,481	746,613	703,911	633,688
Nonperforming assets	14,295	19,005	27,347	45,111	45,538
Net loans (charged-off)/ recovered	4,334	6,512	4,217	5,867	2,314
Assets under management and advisory:
Wealth Management and Trust	$7,865,000	$7,008,000	$7,976,000	$9,274,000	$4,565,000
Investment Management	2,004,000	1,803,000	1,841,000	2,022,000	1,894,000
Wealth Advisory	11,350,000	9,989,000	9,688,000	9,883,000	9,336,000
Inter-company relationships	(11,000)	(11,000)	(21,000)	(22,000)	(22,000)
Total assets under management and advisory	$21,208,000	$18,789,000	$19,484,000	$21,157,000	$15,773,000
Assets under management and advisory at Anchor	9,277,000	8,768,000	8,111,000	8,750,000	8,507,000
Total assets under management and advisory, including Anchor	$30,485,000	$27,557,000	$27,595,000	$29,907,000	$24,280,000
For The Year Ended December 31:
Net interest income	$224,686	$200,438	$185,770	$179,701	$174,018
Provision/ (credit) for loan losses	(7,669)	(6,935)	(1,555)	(6,400)	(10,000)
Net interest income after provision/ (credit) for loan losses	232,355	207,373	187,325	186,101	184,018
Fees and other income	153,966	158,787	161,169	140,798	136,341
Operating expense excluding restructuring and impairment of goodwill	275,035	253,408	251,457	226,390	220,705
Restructuring expense	—	2,017	3,724	739	—
Impairment of goodwill	24,901	9,528	—	—	—
Income from continuing operations before income taxes	86,385	101,207	93,313	99,770	99,654
Income tax expense (2)	46,196	30,963	30,392	32,365	32,963
Net income from continuing operations	40,189	70,244	62,921	67,405	66,691
Net income from discontinued operations	4,870	5,541	6,411	6,160	7,792
Less: Net income attributable to noncontrolling interests	4,468	4,157	4,407	4,750	3,948
Net income attributable to the Company	$40,591	$71,628	$64,925	$68,815	$70,535
(Continued)

	2017	2016	2015	2014	2013
At December 31:		(In thousands, except share data)
Per Share Data:
Total diluted earnings per share	$0.42	$0.81	$0.74	$0.80	$0.68
Diluted earnings per share from continuing operations	$0.36	$0.74	$0.66	$0.72	$0.59
Weighted average basic common shares outstanding	82,430,633	81,264,273	80,885,253	78,921,480	77,373,817
Weighted average diluted common shares outstanding	84,802,565	83,209,126	83,393,090	81,308,144	78,753,524
Cash dividends per share	$0.44	$0.40	$0.36	$0.32	$0.24
Book value per share (3)	$8.77	$8.61	$8.38	$7.91	$7.34
Selected Operating Ratios:
Return on average assets, as adjusted (non-GAAP) (4)	0.97%	1.02%	0.95%	1.05%	1.13%
Return on average common equity, as adjusted (non-GAAP) (4)	10.13%	10.22%	9.37%	10.64%	11.73%
Return on average tangible common equity, as adjusted (non-GAAP) (4)	13.60%	14.43%	13.83%	14.56%	15.83%
Efficiency ratio, FTE Basis (non-GAAP) (5)	69.06%	66.91%	68.37%	67.19%	67.90%
Net interest margin (6)	3.04%	2.93%	2.92%	2.98%	3.05%
Total fees and other income/ total revenue (7)	40.66%	44.20%	46.45%	43.93%	43.93%
Asset Quality Ratios:
Nonaccrual loans (excluding loans held for sale) to total loans (excluding loans held for sale)	0.22%	0.28%	0.46%	0.84%	0.88%
Nonperforming assets to total assets	0.17%	0.24%	0.36%	0.66%	0.71%
Allowance for loan losses to total loans (excluding loans held for sale)	1.15%	1.28%	1.37%	1.44%	1.49%
Allowance for loan losses to nonaccrual loans (excluding loans held for sale)	5.23	4.51	2.95	1.72	1.71
Other Ratios:
Dividend payout ratio	105%	49%	49%	40%	35%
Total equity to total assets ratio	9.46%	9.64%	9.90%	10.35%	9.84%
Tangible common equity to tangible assets ratio (non-GAAP) (8)	7.33%	7.07%	6.98%	7.03%	7.22%
Tier 1 common equity/ risk weighted assets (8)	10.32%	10.00%	9.80%	9.24%	9.93%
____________

(1)
Cash and investments includes the following line items from the consolidated balance sheets: cash and cash equivalents, investment securities, and stock in Federal Home Loan Bank and Federal Reserve Bank.

(2)
The Company’s income tax expense was higher in 2017 than in prior years primarily due to the the impact of the Tax Act that was enacted on December 22, 2017. Among the significant changes to the Code, the Tax Act reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018. The Company re-measured its deferred tax assets and liabilities at the lower federal corporate tax rate of 21% and recorded the additional tax expense impact in the fourth quarter of 2017, the period in which the Tax Act was enacted.

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

Reconciliations from the Company’s GAAP Return on Average Equity ratio to the Non-GAAP Return on Average Common Equity ratio, and the Non-GAAP Return on Average Tangible Common Equity ratio are presented below:

	2017	2016	2015	2014	2013
	(In thousands)
Total average shareholders’ equity	$797,756	$769,617	$729,489	$666,216	$615,795
LESS: Average Series D preferred stock (non-convertible)	(47,753)	(47,753)	(47,753)	(47,753)	(33,921)
Average common equity (non-GAAP)	750,003	721,864	681,736	618,463	581,874
LESS: Average goodwill and intangible assets, net	(164,530)	(181,976)	(188,533)	(144,658)	(132,908)
Average Tangible Common Equity (non-GAAP)	585,473	539,888	493,203	473,805	448,966

Net income attributable to the Company	$40,591	$71,628	$64,925	$68,815	$70,535
Less: Dividends on Series D preferred stock	(3,475)	(3,475)	(3,475)	(3,475)	(2,297)
Common net income (non-GAAP)	37,116	68,153	61,450	65,340	68,238
ADD: Amortization of intangibles, net of tax (35%)	3,641	4,083	4,362	3,143	2,813
Tangible common net income (non-GAAP)	$40,757	$72,236	$65,812	$68,483	$71,051

LESS: (Gain)/ loss on sale of affiliates or offices	$1,264	$(2,862)	$—	$—	$—
ADD: Anchor's transaction expense	400	—	—	—	—
ADD: Impairment of goodwill	24,901	9,528	—	—	—
ADD: Restructuring	—	2,017	3,724	739	—
LESS: Tax effects of adjusting items (35%), if any (a)	(582)	(3,039)	(1,303)	(259)	—
ADD: Impact from enactment of the Tax Act	12,880	—	—	—	—
Total adjustments due to notable items	$38,863	$5,644	$2,421	$480	$—
Net income attributable to the Company, as adjusted (non-GAAP)	$79,454	$77,272	$67,346	$69,295	$70,535
Common net income, as adjusted (non-GAAP)	$75,979	$73,797	$63,871	$65,820	$68,238
Tangible common net income, as adjusted (non-GAAP)	$79,620	$77,880	$68,233	$68,963	$71,051

Return on average assets	0.50%	0.95%	0.91%	1.04%	1.13%
Return on average assets, as adjusted (non-GAAP) (4)	0.97%	1.02%	0.95%	1.05%	1.13%
Return on average equity	5.09%	9.31%	8.90%	10.33%	11.45%
Return on average equity, as adjusted (non-GAAP) (4)	9.96%	10.04%	9.23%	10.40%	11.45%
Return on average common equity (non-GAAP) (4)	4.95%	9.44%	9.01%	10.56%	11.73%
Return on average common equity, as adjusted (non-GAAP) (4)	10.13%	10.22%	9.37%	10.64%	11.73%
Return on average tangible common equity (non-GAAP) (4)	6.96%	13.38%	13.34%	14.45%	15.83%
Return on average tangible common equity, as adjusted (non-GAAP) (4)	13.60%	14.43%	13.83%	14.56%	15.83%
_______________

(a)	Tax effect applied to all adjusting items except for the 2017 impairment of goodwill due to the nature of the goodwill impaired during that time period.

(5)
The Company uses certain non-GAAP financial measures, such as the Efficiency Ratio on a Fully Taxable Equivalent (“FTE”) basis, to provide information for investors to effectively analyze financial trends of ongoing business activities, and to enhance comparability with peers across the financial sector. The Company excludes impairment of goodwill and amortization of intangibles in the calculation.

The Company calculates the Efficiency Ratio, FTE basis, by reducing operating expenses by amortization of intangibles, impairment of goodwill, and restructuring expense and increasing total revenue by the FTE adjustment. A reconciliation from the Unadjusted Efficiency Ratio to the Efficiency Ratio, FTE Basis, as Adjusted, is presented below:

	2017	2016	2015	2014	2013
	(In thousands)
Total operating expense (GAAP)	$299,936	$264,953	$255,181	$227,129	$220,705
LESS: Amortization of intangibles	5,601	6,282	6,711	4,836	4,327
LESS: Goodwill impairment	24,901	9,528	—	—	—
LESS: Restructuring expense	—	2,017	3,724	739	—
Total operating expense (excluding amortization of intangibles, goodwill impairment, and restructuring) (non-GAAP)	$269,434	$247,126	$244,746	$221,554	$216,378

Net interest income	$224,686	$200,438	$185,770	$179,701	$174,018
Fees and other income	153,966	158,787	161,169	140,798	136,341
FTE income	11,515	10,130	11,035	9,249	8,326
Total revenue (FTE basis)	$390,167	$369,355	$357,974	$329,748	$318,685
Efficiency Ratio, unadjusted, before FTE revenue, deduction of amortization of intangibles, goodwill impairment, and restructuring expense	79.21%	73.76%	73.55%	70.87%	71.11%
Efficiency Ratio, FTE Basis excluding amortization of intangibles, goodwill impairment, and restructuring expense	69.06%	66.91%	68.37%	67.19%	67.90%

(6)	Net interest margin represents net interest income on a fully-taxable equivalent basis as a percent of average interest-earning assets.

(7)	Total revenue is defined as net interest income plus fees and other income.

(8)
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
A reconciliation from the Company’s GAAP Total Shareholders’ Equity to Total Assets ratio to the Non-GAAP Tangible Common Equity to Tangible Assets ratio and to the Non-GAAP Tier 1 Common Equity to Risk Weighted Assets ratio is presented below:

	2017	2016	2015	2014	2013
	(In thousands)
Total balance sheet assets	$8,311,744	$7,970,474	$7,542,508	$6,797,874	$6,437,109
LESS: Goodwill and intangible assets, net (9)	(138,775)	(169,279)	(185,089)	(191,800)	(130,784)
Tangible assets (non-GAAP)	$8,172,969	$7,801,195	$7,357,419	$6,606,074	$6,306,325
Total shareholders’ equity	$785,944	$768,481	746,613	703,911	633,688
LESS: Goodwill and intangible assets, net	(138,775)	(169,279)	(185,089)	(191,800)	(130,784)
Series D Preferred Stock (non-convertible)	(47,753)	(47,753)	(47,753)	(47,753)	(47,753)
Total adjustments	(186,528)	(217,032)	(232,842)	(239,553)	(178,537)
Tangible Common Equity (non-GAAP)	$599,416	$551,449	$513,771	$464,358	$455,151
Total Equity/Total Assets	9.46%	9.64%	9.90%	10.35%	9.84%
Tangible Common Equity/Tangible Assets (non-GAAP)	7.33%	7.07%	6.98%	7.03%	7.22%

Total Risk Weighted Assets (a)	$5,892,286	$5,716,037	$5,449,239	$5,073,973	$4,668,531
Tier 1 Common Equity (a)	$607,800	$571,663	$534,241	$468,902	$463,627
Tier 1 Common Equity/ Risk Weighted Assets (a)	10.32%	10.00%	9.80%	9.24%	9.93%
____________

(a)
Risk Weighted Assets were calculated under the regulatory rules in effect at the time of the original filing of the Federal Reserve report for the respective periods. Components of Tier 1 Common Equity, for all years presented, are based on the capital rules currently in effect.

(9)
Includes the goodwill and intangibles, net for Anchor. For regulatory reporting, the goodwill and intangibles for Anchor are reclassed from other assets held for sale to goodwill and intangibles in regulatory reports and ratios.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements, the notes thereto, and other statistical information included in this annual report.

Executive Summary
The Company offers a wide range of private banking and wealth management services to high net worth individuals, families, businesses and select institutions through its four reportable segments: Private Banking, Wealth Management and Trust, Investment Management, and Wealth Advisory. This Executive Summary provides an overview of the most significant aspects of our operating segments and the Company’s operations in 2017. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.
Net income attributable to the Company was $40.6 million for the year ended December 31, 2017, compared to net income attributable to the Company of $71.6 million in 2016 and $64.9 million in 2015. The Company recognized diluted earnings per share of $0.42 for the year ended December 31, 2017, compared to diluted earnings per share of $0.81 in 2016 and $0.74 in 2015.
Key items that affected the Company’s 2017 results include:

▪
Net interest income for the year ended December 31, 2017 was $224.7 million, an increase of $24.2 million, or 12%, compared to 2016. The 2017 increase was due to higher volume in the loan portfolio, particularly commercial real estate and residential loans, higher yields on loans and investments, and higher volume of investments. This was partially offset by higher rates paid on deposits and borrowings, and an increase in the average volume of interest-bearing deposits and borrowings. Net interest margin (“NIM”) increased eleven basis points to 3.04% in 2017 from 2.93% in 2016, after increasing one basis point from 2.92% in 2015.

▪
Recurring fees and income, which includes investment management fees, wealth advisory fees, wealth management and trust fees, other banking fee income, and gain on sale of loans, net, for the year ended December 31, 2017 were $152.8 million, an increase of $1.1 million, or 1%, from 2016. The 2017 increase was due to increases in wealth advisory fees, wealth management and trust fees, and investment management fees, partially offset by decreases in other banking fee income and lower gains on sale of loans.

▪
The Company recorded a credit to the provision for loan losses of $7.7 million for the year ended December 31, 2017, compared to a credit to the provision for loan losses of $6.9 million in 2016. The 2017 credit to the provision for loan losses was primarily due to net recoveries and an improvement in loss factors, partially offset by an increase in criticized loans and commercial and residential loan growth.

▪
In December 2017, the Company entered into an agreement to sell its entire ownership interest in Anchor in a transaction that will result in Anchor being majority-owned by members of its management team. The Company’s annual goodwill impairment test resulted in a fourth quarter 2017 goodwill impairment charge of $24.9 million. The Company will receive at closing approximately $32 million of cash and future revenue share payments that, at signing, have a net present value of approximately $15 million, subject to purchase price adjustments. In addition to the goodwill impairment charge the Holding Company recorded a $1.3 million loss on sale for the estimated closing expenses related to this transaction. This transaction has been approved by the Company’s board of directors and is subject to obtaining client consents, Anchor raising debt financing, and customary closing conditions.

▪
The Company recorded total operating expenses of $299.9 million for the year ended December 31, 2017, compared to total operating expenses of $265.0 million in 2016. Excluding goodwill impairment charges in 2017 and goodwill impairment and restructuring charges in 2016, total operating expenses increased $21.6 million, or 9% in 2017 from 2016. This increase in operating expense was due to increases in salaries and employee benefits, information systems, occupancy and equipment, and professional fees expenses.

▪
In December 2017, the Tax Act was enacted by the U.S. government. Substantially all of the provisions of the Tax Act are effective as of January 1, 2018. The more significant changes in the Tax Act that impact the Company are the reduction in the federal corporate tax rate from 35% to 21% and the changes to the deductibility of executive compensation, both of which are effective as of January 1, 2018. Under ASC 740, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted, or December 2017 for the Tax Act. ASC 740 also requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. The Company re-measured its deferred tax assets and liabilities at the 21% federal corporate tax rate, reevaluated its investments in affordable housing projects using the 21% federal corporate tax rate, and reduced its deferred tax assets associated with executive compensation that is no longer deductible. As a result of these changes, the Company recorded a federal tax expense of $12.9 million in the fourth quarter of 2017, which is the primary driver of the higher income tax expense for the year ended December 31, 2017 as compared to 2016 and 2015.

▪
Assets under management and advisory (“AUM”), excluding Anchor, increased $2.4 billion, or 13%, for the year ended December 31, 2017 to $21.2 billion due to net flows of $0.5 billion and market appreciation of $2.0 billion. Positive net flows were seen in all three wealth management segments.

Private Banking
The following table presents a summary of selected financial data for the Private Banking segment for 2017, 2016, and 2015.

	As of and for the year ended December 31,			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(In thousands)
Net interest income	$227,280	$202,702	$189,501	$24,578	12%	$13,201	7%
Fees and other income	10,856	18,947	11,352	(8,091)	(43)%	7,595	67%
Total revenues	238,136	221,649	200,853	16,487	7%	20,796	10%
Provision/ (credit) for loan losses	(7,669)	(6,935)	(1,555)	(734)	nm	(5,380)	346%
Total operating expenses	149,008	125,116	116,575	23,892	19%	8,541	7%
Income before income taxes	96,797	103,468	85,833	(6,671)	(6)%	17,635	21%
Income tax expense	43,356	33,120	27,844	10,236	31%	5,276	19%
Net income attributable to the Company	$53,441	$70,348	$57,989	$(16,907)	(24)%	$12,359	21%
Total loans	$6,505,028	$6,114,354	$5,719,212	$390,674	6%	$395,142	7%
Assets	$8,177,304	$7,816,671	$7,361,202	$360,633	5%	$455,469	6%
Deposits (1)	$6,600,934	$6,161,118	$6,109,921	$439,816	7%	$51,197	1%
____________
nm - not meaningful

(1)	Deposits presented in this table do not include intercompany eliminations related to deposits in the Bank from Wealth and Investment affiliates or the Holding Company.
The Company’s Private Banking segment reported net income attributable to the Company of $53.4 million in the year ended December 31, 2017, compared to net income attributable to the Company of $70.3 million in 2016 and $58.0 million in 2015. The Private Banking segment reported higher income tax expense due to the re-measurement of deferred tax assets at the new, lower, federal corporate tax rate enacted with the Tax Act. The re-measurement amounted to $14.2 million for the Private Banking segment and is reflected in the higher income tax expense for the year ended December 31, 2017. Income before income taxes decreased $6.7 million in 2017 as a result of a $23.9 million, or 19%, increase in operating expenses, a decline of $8.1 million, or 43%, in fees and other income, partially offset by an increase of $24.6 million, or 12% in net interest income. The increase in operating expenses we primarily due to increased salaries and employee benefits, information systems, occupancy and equipment, and professional services. The decline in fees in other income was primarily due to lower swap fees. The increase in net interest income was primarily due to increased volume of loans and higher net interest margin. The 2016 increase was due to increased net interest income, increased banking fee income, a higher credit to the provision for loan losses, and a $2.9 million gain on sale of offices in Southern California, partially offset by increased operating expenses, including in particular higher salaries and employee benefits and occupancy and equipment expenses.
Total loans at the Bank increased $0.4 billion, or 6%, to $6.5 billion. Total loans were 80% of total assets at the Bank at December 31, 2017 up from 78% of total assets at December 31, 2016. A discussion of the Company’s loan portfolio can be found below in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio and Credit Quality.”

Deposits at the Bank increased $0.4 billion, or 7%, to $6.6 billion in 2017 from $6.2 billion in 2016. A discussion of the Company’s deposits can be found below in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition.”

Wealth Management and Trust
The following table presents a summary of selected financial data for the Wealth Management and Trust segment for 2017, 2016, and 2015.

	As of and for the year ended December 31,			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(In thousands)
Wealth management and trust fees	$45,362	$43,980	$51,309	$1,382	3%	$(7,329)	(14)%
Other income	451	421	2,027	30	7%	(1,606)	(79)%
Total revenues	45,813	44,401	53,336	1,412	3%	(8,935)	(17)%
Operating expenses, before restructuring and impairment of goodwill	49,287	53,299	50,750	(4,012)	(8)%	2,549	5%
Restructuring expense	—	2,017	3,724	(2,017)	(100)%	(1,707)	(46)%
Impairment of goodwill	—	9,528	—	(9,528)	(100)%	9,528	nm
Total operating expenses	49,287	64,844	54,474	(15,557)	(24)%	10,370	19%
Income/ (loss) before income taxes	(3,474)	(20,443)	(1,138)	16,969	83%	(19,305)	nm
Income tax expense/ (benefit)	(509)	(8,279)	(350)	7,770	94%	(7,929)	nm
Net income/ (loss) attributable to the Company	$(2,965)	$(12,164)	$(788)	$9,199	76%	$(11,376)	nm
AUM	$7,865,000	$7,008,000	$7,976,000	$857,000	12%	$(968,000)	(12)%
____________
nm - not meaningful
The Company’s Wealth Management and Trust segment reported a net loss attributable to the Company of $3.0 million in the year ended December 31, 2017, compared to a net loss attributable to the Company of $12.2 million in 2016 and a net loss attributable to the Company of $0.8 million in 2015. The 2017 improvement in operating results was due to an 8% decrease in operating expenses, primarily salaries and benefits, before restructuring and impairment of goodwill as well as a 3% increase in total revenues. The 2016 net loss attributable to the Company was primarily due to a $9.5 million goodwill impairment charge and a $7.3 million decrease in wealth management and trust fee revenue due to the decrease in AUM. Additionally, there were increases in salaries and employee benefits, and occupancy and equipment expenses, partially offset by lower restructuring expense in 2016 as compared to 2015.
AUM increased $0.9 billion, or 12%, to $7.9 billion at December 31, 2017 from $7.0 billion at December 31, 2016. In 2017, the increase in AUM was primarily the result of market appreciation of $0.6 billion and net flows of $0.3 billion. In 2016, the decrease in AUM was primarily the result of net outflows of $0.7 billion and the disposition of $0.4 billion of certain accounts, partially offset by market appreciation of $0.1 billion.

Investment Management
The following table presents a summary of selected financial data for the Investment Management segment for 2017, 2016, and 2015.

	As of and for the year ended December 31,			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(In thousands)
Investment management fees	$45,515	$44,410	$45,694	$1,105	2%	$(1,284)	(3)%
Other income and net interest income	57	49	15	8	16%	34	227%
Total revenues	45,572	44,459	45,709	1,113	3%	(1,250)	(3)%
Operating expenses, before impairment of goodwill	34,131	32,863	33,690	1,268	4%	(827)	(2)%
Impairment of goodwill	24,901	—	—	24,901	nm	—	nm
Total operating expenses	59,032	32,863	33,690	26,169	80%	(827)	(2)%
Income/ (loss) before income taxes	(13,460)	11,596	12,019	(25,056)	(216)%	(423)	(4)%
Income tax expense	3,811	3,789	3,956	22	1%	(167)	(4)%
Noncontrolling interests	1,973	2,077	2,265	(104)	(5)%	(188)	(8)%
Net income/ (loss) attributable to the Company	$(19,244)	$5,730	$5,798	$(24,974)	(436)%	$(68)	(1)%
AUM, including Anchor	$11,281,000	$10,571,000	$9,952,000	$710,000	7%	$619,000	6%
Anchor AUM	$9,277,000	$8,768,000	$8,111,000	$509,000	6%	$657,000	8%
AUM, excluding Anchor	$2,004,000	$1,803,000	$1,841,000	$201,000	11%	$(38,000)	(2)%
____________
nm - not meaningful
The Company’s Investment Management segment reported a net loss attributable to the Company of $19.2 million in the year ended December 31, 2017, compared to net income attributable to the Company of $5.7 million in 2016 and $5.8 million in 2015. The $25.0 million decrease in 2017 was due to the $24.9 million impairment of goodwill at Anchor. In December 2017, the Company entered into an agreement to sell its interest in Anchor and Anchor’s assets and liabilities are classified as held for sale at December 31, 2017. The final testing indicated goodwill impairment that resulted in Anchor’s carrying value being reduced to the expected approximate sale price per the sale agreement. Excluding the impairment of goodwill, the Investment Management segment reported a decrease in pre-tax income of $0.2 million, primarily due to a 4% increase in operating expenses before impairment of goodwill, partially offset by a 2% increase in investment management fee income. Results presented in the table above include the results of Anchor, except for the AUM data noted as excluding Anchor.
AUM, excluding Anchor, increased $0.2 billion, or 11%, to $2.0 billion at December 31, 2017 from $1.8 billion at December 31, 2016. In 2017, the increase in AUM, excluding Anchor, was primarily the result of market appreciation of $0.2 billion, with immaterial net flows. In 2016, the decrease in AUM, excluding Anchor, was primarily the result of net outflows of $0.4 billion, offset by market appreciation of $0.4 billion.

Wealth Advisory
The following table presents a summary of selected financial data for the Wealth Advisory segment for 2017, 2016, and 2015.

	As of and for the year ended December 31,			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(In thousands)
Wealth advisory fees	$52,559	$50,581	$50,437	$1,978	4%	$144	—%
Other income and net interest income	201	121	127	80	66%	(6)	(5)%
Total revenues	52,760	50,702	50,564	2,058	4%	138	—%
Total operating expenses	35,753	34,791	35,379	962	3%	(588)	(2)%
Income before income taxes	17,007	15,911	15,185	1,096	7%	726	5%
Income tax expense	6,418	6,084	5,819	334	5%	265	5%
Noncontrolling interests	2,495	2,080	2,138	415	20%	(58)	(3)%
Net income attributable to the Company	$8,094	$7,747	$7,228	$347	4%	$519	7%
AUM	$11,350,000	$9,989,000	$9,688,000	$1,361,000	14%	$301,000	3%
The Company’s Wealth Advisory segment reported net income attributable to the Company of $8.1 million in the year ended December 31, 2017, compared to net income attributable to the Company of $7.7 million in 2016 and $7.2 million in 2015. A 4% increase in total revenues, partially offset by a 3% increase in operating expenses in 2017, led to the 4% increase in net income attributable to the Company in 2017 as compared to 2016.
AUM increased $1.4 billion, or 14%, to $11.4 billion at December 31, 2017 from $10.0 billion at December 31, 2016. In 2017, the increase in AUM was the result of market appreciation of $1.2 billion and net flows of $0.2 billion. In 2016, the increase in AUM was the result of market appreciation of $0.4 billion, partially offset by net outflows of $0.1 billion.
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
The Bank makes a determination of the applicable loss rate for these factors based on relevant local market conditions, credit quality, and portfolio mix. Each quarter, management reviews the loss factors to determine if there have been any changes in its loan portfolio, market conditions, or other risk indicators which would result in a change to the current loss factor.
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
The excess of the purchase price for acquisitions over the fair value of the net assets acquired, including other intangible assets, is recorded as goodwill. Goodwill is not amortized but is tested for impairment at the reporting unit level, defined as the affiliate level, at least annually in the fourth quarter or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred, based on the guidance in ASC 350, Intangibles -Goodwill and Other (“ASC 350”), as updated by ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). Goodwill impairment exists when a reporting unit’s carrying value of goodwill exceeds its implied fair value. In accordance with ASC 350, intangible assets with an indefinite useful economic life are not amortized, but are subject to impairment testing at the reporting unit on an annual basis, or when events or changes in circumstances indicate that the carrying amounts are impaired.
An entity may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill (“Step 0”). In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, an entity assesses relevant events and circumstances, such as the following:

•	Macroeconomic conditions, such as a deterioration in general economic conditions, limitations on accessing capital, or other developments in equity and credit markets.

•
Industry and market considerations, such as a deterioration in the environment in which an entity operates, an increased competitive environment, a decline in market-dependent multiples or metrics (considered in both absolute terms and relative to peers), a change in the market for an entity’s products or services, or a regulatory or political development.

•	Overall financial performance, such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods.

•	Other relevant entity-specific events, such as changes in management, key personnel, strategy, or customers; contemplation of bankruptcy; or litigation.

•
Events affecting a reporting unit, such as a change in the composition or carrying amount of its net assets; a more-likely-than-not expectation of selling or disposing all, or a portion, of a reporting unit; the testing for recoverability of a significant asset group within a reporting unit; or recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

If, after assessing the totality of events or circumstances such as those described in the preceding paragraph, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative goodwill impairment test, as described below, is unnecessary.
Goodwill is tested for impairment by estimating the fair value of a reporting unit. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions, and selecting an appropriate control premium. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weightings that are most representative of fair value.
Quantitative impairment testing requires a comparison of each reporting unit’s fair value to carrying value to identify potential impairment. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized. In adopting ASU 2017-04, the Company measures that loss as an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Additionally, the Company considers the income tax effect from any tax deductible goodwill on the carrying amount of the reporting unit, if applicable, when measuring the goodwill impairment loss.
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
If the carrying amount of the reporting unit’s goodwill is greater than the fair value of the reporting unit’s goodwill, an impairment loss must be recognized for the excess (i.e., recorded goodwill must be written down to the implied fair value of the reporting unit’s goodwill). After a goodwill impairment loss for a reporting unit is measured and recognized, the adjusted carrying amount of the reporting unit’s goodwill becomes the new accounting basis for that goodwill.
Income Tax Estimates
The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”). The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting basis for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes for a change in tax rates is recognized in income tax expense/ (benefit) attributable to continuing operations in the period that includes the enactment date. Valuation allowances on deferred tax assets are estimated based on our assessment of the realizability of such amounts. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets.
In accordance with ASC 740, deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of the tax benefit depends upon the existence of sufficient taxable income of the appropriate character within the carry-forward periods.
Management considered the following items in evaluating the need for a valuation allowance:

▪	The Company had cumulative pre-tax income, as adjusted for permanent book-to-tax differences, during the period 2015 through 2017.

▪	Deferred tax assets are expected to reverse in periods when there will be taxable income.

▪	The Company projects sufficient future taxable income to be generated by operations during the available carry-forward period.

▪	Certain tax planning strategies are available, such as reducing investments in tax-exempt securities.

▪	The Company has not had any operating loss or tax credit carryovers expiring unused in recent years.
The Company believes that it is more likely than not that the net deferred tax asset as of December 31, 2017 will be realized based primarily upon the ability to generate future taxable income. The Company does not have any capital losses in excess of capital gains as of December 31, 2017.

Results of Operations
Comparison of Years Ended December 31, 2017, 2016 and 2015
Net Income. The Company recorded net income from continuing operations for the year ended December 31, 2017 of $40.2 million, compared to net income from continuing operations of $70.2 million and $62.9 million in 2016 and 2015, respectively. Net income attributable to the Company, which includes income from both continuing and discontinued operations, for the year ended December 31, 2017 was $40.6 million, compared to income of $71.6 million and $64.9 million in 2016 and 2015, respectively.
The Company recognized diluted earnings per share from continuing operations for the year ended December 31, 2017 of $0.36 per share, compared to earnings of $0.74 per share and $0.66 per share in 2016 and 2015, respectively. Diluted earnings per share attributable to common shareholders, which includes both continuing and discontinued operations, for the year ended December 31, 2017 was $0.42 per share, compared to earnings of $0.81 per share and $0.74 per share in 2016 and 2015, respectively. Net income from continuing operations in 2017, 2016 and 2015 was offset by dividends paid on preferred stock and increases in the redemption value of certain redeemable noncontrolling interests, which reduce income available to common shareholders. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 16: Earnings Per Share” for further detail on the charges made to arrive at income attributable to the common shareholder.
The Company’s 2017 earnings were impacted by a goodwill impairment charge and higher operating expenses as well as lower banking fee income and the loss on the sale of Anchor. These changes were partially offset by higher net interest income, a larger credit to the provision for loan losses, and higher fee based revenue from the nonbank affiliates. In addition, in December 2017, the Tax Act, was enacted by the U.S. government. The Company re-measured its deferred tax assets and liabilities at the 21% federal corporate tax rate, reevaluated its investments in affordable housing projects using the 21% federal corporate tax rate, and reduced its deferred tax assets associated with executive compensation that is no longer deductible. As a result of these changes, the Company recorded a federal tax expense of $12.9 million in the fourth quarter of 2017, which is the primary driver of the higher income tax expense for the year ended December 31, 2017 as compared to 2016 and 2015.
The Company’s 2016 earnings benefited from higher net interest income, and a larger credit to the provision for loan losses, partially offset by a goodwill impairment charge.
The Company’s 2015 earnings were impacted by higher operating expenses, particularly salaries and employee benefits and occupancy and equipment expenses related to the full year impact of the Banyan acquisition, as well as restructuring expense. These changes were partially offset by higher net interest income, the credit to the provision for loan losses, and increases in fee-based revenue.
The following discussions are based on the Company’s continuing operations, unless otherwise stated.

Condensed Consolidated Statement of Operations
The following table presents selected financial highlights:

	Year ended December 31,			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(In thousands)
Net interest income	$224,686	$200,438	$185,770	$24,248	12%	$14,668	8%
Provision/ (credit) for loan losses	(7,669)	(6,935)	(1,555)	(734)	nm	(5,380)	346%
Fees and other income:
Investment management fees	45,515	44,410	45,694	1,105	2%	(1,284)	(3)%
Wealth advisory fees	52,559	50,581	50,437	1,978	4%	144	—%
Wealth management and trust fees	45,362	43,980	51,309	1,382	3%	(7,329)	(14)%
Other banking fee income	8,915	12,050	8,440	(3,135)	(26)%	3,610	43%
Gain on sale of loans, net	451	667	1,207	(216)	(32)%	(540)	(45)%
Other income	1,164	7,099	4,082	(5,935)	(84)%	3,017	nm
Total fees and other income	153,966	158,787	161,169	(4,821)	(3)%	(2,382)	(1)%
Expenses:
Operating expenses	275,035	253,408	251,457	21,627	9%	1,951	1%
Restructuring expense	—	2,017	3,724	(2,017)	(100)%	(1,707)	nm
Impairment of goodwill	24,901	9,528	—	15,373	161%	9,528	nm
Total operating expenses	299,936	264,953	255,181	34,983	13%	9,772	4%
Income before income taxes	86,385	101,207	93,313	(14,822)	(15)%	7,894	8%
Income tax expense	46,196	30,963	30,392	15,233	49%	571	2%
Net income from continuing operations	40,189	70,244	62,921	(30,055)	(43)%	7,323	12%
Net income from discontinued operations	4,870	5,541	6,411	(671)	(12)%	(870)	(14)%
Less: Net income attributable to noncontrolling interests	4,468	4,157	4,407	311	7%	(250)	(6)%
Net income attributable to the Company	$40,591	$71,628	$64,925	$(31,037)	(43)%	$6,703	10%
________________
nm - not meaningful

Net Interest Income and Margin
Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference between the average rate earned on total interest-earning assets and the average rate paid on total interest-bearing liabilities. Net interest margin (“NIM”) is the amount of net interest income, on a fully taxable-equivalent (“FTE”) basis, expressed as a percentage of average interest-earning assets. The average rate earned on earning assets is the amount of annualized taxable equivalent interest income expressed as a percentage of average earning assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities. When credit quality declines and loans are placed on nonaccrual status, NIM can decrease because the same assets are earning less income. $53.4 million of loans that were graded substandard but were still accruing interest income at December 31, 2017 could be placed on nonaccrual status if their credit quality declines further.
Net interest income for the year ended December 31, 2017 was $224.7 million, an increase of $24.2 million, or 12%, compared to 2016, after an increase of $14.7 million, or 8%, from 2015 to 2016. The increase in net interest income in 2017 was due to higher rate and volume in the loan and investment portfolios, partially offset by an increase in the volume of and average rate paid on deposits and borrowings. The increase in net interest income in 2016 was due to higher volume in the loan and investment portfolios, a decrease in the average rate paid on borrowings, and higher yields on investments, all of which was partially offset by an increase in the average volume of interest-bearing deposits and borrowings. NIM was 3.04%, 2.93%, and 2.92% for the years ended December 31, 2017, 2016, and 2015, respectively.

The following tables present the composition of the Company’s NIM on a FTE basis for the years ended December 31, 2017, 2016, and 2015; however, the discussion following these tables reflects non-FTE data.

	Year Ended December 31,
	Average Balance			Interest Income/ Expense			Average Yield/ Rate
AVERAGE BALANCE SHEET:	2017	2016	2015	2017	2016	2015	2017	2016	2015
AVERAGE ASSETS	(In thousands)
Interest-Earning Assets:
Cash and Investments (1):
Taxable Investment Securities	$363,760	$373,937	$343,130	$6,393	$6,230	$4,403	1.76%	1.67%	1.28%
Non-Taxable Investment Securities (2)	296,117	270,320	245,402	10,187	8,850	7,320	3.44%	3.27%	2.98%
Mortgage-Backed Securities	641,157	615,873	527,057	13,391	12,416	10,933	2.09%	2.02%	2.07%
Federal Funds Sold and Other	170,017	152,616	167,847	3,325	1,890	1,390	1.96%	1.24%	0.83%
Total Cash and Investments	1,471,051	1,412,746	1,283,436	33,296	29,386	24,046	2.26%	2.08%	1.87%
Loans: (3)
Commercial and Industrial (2)	981,822	1,081,658	1,000,139	38,680	43,250	42,879	3.94%	4.00%	4.29%
Commercial Real Estate (2)	2,358,658	1,964,544	1,820,142	102,030	80,369	76,770	4.33%	4.09%	4.22%
Construction and Land (2)	119,530	134,651	156,669	5,604	5,385	5,404	4.69%	4.00%	3.45%
Residential	2,533,437	2,284,478	2,183,830	80,236	70,553	67,648	3.17%	3.09%	3.10%
Home Equity	109,815	120,878	117,520	4,376	4,310	4,084	3.99%	3.57%	3.48%
Other Consumer	188,122	176,683	167,297	5,989	4,516	3,872	3.18%	2.56%	2.31%
Total Loans	6,291,384	5,762,892	5,445,597	236,915	208,383	200,657	3.77%	3.62%	3.68%
Total Earning Assets	7,762,435	7,175,638	6,729,033	270,211	237,769	224,703	3.48%	3.31%	3.34%
Less: Allowance for Loan Losses	77,365	78,368	78,164
Cash and Due from Banks (Non-interest Bearing)	42,420	39,669	39,513
Other Assets	440,268	430,972	410,375
TOTAL AVERAGE ASSETS	$8,167,758	$7,567,911	$7,100,757
AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Interest-Bearing Deposits (4):
Savings and NOW	$688,453	$629,958	$588,995	$669	$526	$399	0.10%	0.08%	0.07%
Money Market	3,156,305	2,960,702	2,894,615	13,799	11,422	10,871	0.44%	0.39%	0.38%
Certificates of Deposits	653,486	565,274	597,153	6,416	4,623	4,732	0.98%	0.82%	0.79%
Total Interest-Bearing Deposits	4,498,244	4,155,934	4,080,763	20,884	16,571	16,002	0.46%	0.40%	0.39%
Junior Subordinated Debentures	106,363	106,363	106,363	2,919	2,427	3,875	2.71%	2.28%	3.64%
FHLB Borrowings and Other	723,672	652,998	516,237	10,206	8,203	8,021	1.41%	1.26%	1.55%
Total Interest-Bearing Liabilities	5,328,279	4,915,295	4,703,363	34,009	27,201	27,898	0.64%	0.55%	0.59%
Noninterest Bearing Demand Deposits (4)	1,901,510	1,736,637	1,542,254
Payables and Other Liabilities	118,904	126,039	103,669
Total Average Liabilities	7,348,693	6,777,971	6,349,286
Redeemable Noncontrolling Interests	21,309	20,323	21,982
Average Shareholders’ Equity	797,756	769,617	729,489
TOTAL AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY	$8,167,758	$7,567,911	$7,100,757
Net Interest Income - on a FTE Basis				$236,202	$210,568	$196,805
FTE Adjustment (2)				11,515	10,130	11,035
Net Interest Income (GAAP Basis)				$224,687	$200,438	$185,770
Interest Rate Spread							2.84%	2.76%	2.75%
Net Interest Margin							3.04%	2.93%	2.92%
________________________

(1)	Investments classified as available-for-sale and held-to-maturity are shown in the average balance sheet at amortized cost.

(2)	Interest income on non-taxable investments and loans is presented on a FTE basis using statutory rates. The discussion following these tables reflects non-FTE data, except where noted.

(3)	Includes loans held for sale and nonaccrual loans.

(4)	Includes deposits held for sale, if any.

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

	2017 vs. 2016			2016 vs. 2015
	Change Due To			Change Due To
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Interest income on interest-earning assets:
Cash and investments (1)	$2,326	$1,115	$3,441	$2,527	$2,279	$4,806
Loans:
Commercial and industrial (1)	591	(3,411)	(2,820)	(717)	2,758	2,041
Commercial real estate (1)	2,521	16,504	19,025	(2,581)	5,949	3,368
Construction and land (1)	833	(645)	188	797	(816)	(19)
Residential	1,835	7,848	9,683	(204)	3,109	2,905
Home equity	481	(415)	66	108	118	226
Consumer and other	1,166	307	1,473	419	225	644
Total interest and dividend income	9,753	21,303	31,056	349	13,622	13,971
Interest expense on interest-bearing liabilities:
Deposits:
Savings and NOW	95	49	144	99	28	127
Money market	1,589	788	2,377	300	251	551
Certificates of deposit	1,008	785	1,793	149	(258)	(109)
Junior subordinated debentures	492	—	492	(1,448)	—	(1,448)
FHLB borrowings and other	1,063	939	2,002	(1,707)	1,889	182
Total interest expense	4,247	2,561	6,808	(2,607)	1,910	(697)
Net interest income	$5,506	$18,742	$24,248	$2,956	$11,712	$14,668
____________

(1)	Interest income on non-taxable investments and loans is presented on a non-FTE basis in this Rate-Volume table. The discussion following this table also reflects non-FTE data, except where noted.
Net Interest Income. Net interest income increased 12% from 2016 to 2017, after increasing 8% from 2015 to 2016. The increase in net interest income in 2017 was due to higher rate and volume in the loan and investment portfolios, partially offset by an increase in the volume of and average rate paid on deposits and borrowings. The increase in net interest income in 2016 was due to higher volume in the loan and investment portfolios, a decrease in the average rate paid on borrowings, and higher yields on investments, all of which was partially offset by an increase in the average volume of interest-bearing deposits and borrowings. These changes are discussed in more detail below.
The Company’s net interest margin, on a FTE basis, increased 11 basis points to 3.04% in 2017 from 2.93% in 2016, after increasing one basis point in 2016 from 2.92% in 2015. The increase in the Company’s net interest margin in 2017 was primarily related to the higher yields on investments and loans, partially offset by higher interest rates paid on deposits, the junior subordinated debt and Federal Home Loan Bank (“FHLB”) and other borrowings. The increase in the Company’s net interest margin in 2016 was primarily related to the higher yields on investments and lower interest rates paid on the junior subordinated debt and FHLB and other borrowings. Due to the lower federal tax rate in 2018, the FTE adjustment will have a lower impact on the interest gross up for net interest margin purposes. The estimated impact on NIM due to the lower tax rate is 10 basis points.
Total interest and dividend income. Total interest and dividend income for the year ended December 31, 2017 was $258.7 million, an increase of $31.1 million, or 14%, compared to 2016, after an increase of $14.0 million, or 7%, in 2016 from 2015. The 2017 increase was primarily due to higher volume and yields on investments and loans. The 2016 increase was primarily due to higher volume of loans and higher volume and yields on investments, partially offset by lower loan yields on commercial real estate and commercial and industrial loans.
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
Interest income on commercial and industrial loans (including other commercial loans and commercial tax-exempt loans), on a non-FTE basis, for the year ended December 31, 2017 was $33.6 million, a decrease of $2.8 million, or 8%, compared to 2016, after increasing $2.0 million, or 6%, in 2016 from 2015. The 2017 decrease was primarily the result of a 9% decrease in average balance, partially offset by a six basis point increase in average yield. The 2016 increase was primarily the result of an 8% increase in average balance, partially offset by a seven basis point decrease in average yield. The 2017 and 2016 changes in the average yield were the result of market conditions as discussed below in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio and Credit Quality.” The 2017 decrease in average balance was due to a reclassification of approximately $165.7 million of loans in the Company’s portfolio at December 31, 2016 from commercial and industrial into commercial real estate, partially offest by organic growth. The 2016 increase in average balance was due to organic growth in the loan portfolio in all three regions.
Interest income on commercial real estate loans, on a non-FTE basis, for the year ended December 31, 2017 was $99.2 million, an increase of $19.0 million, or 24%, compared to 2016, after increasing $3.4 million, or 4%, in 2016 from 2015. The 2017 increase was primarily the result of a 20% increase in average balance and a 20 basis point increase in average yield. The 2016 increase was primarily the result of an 8% increase in average balance, partially offset by a 14 basis point decrease in average yield. The 2017 and 2016 changes in the average yield were the result of market conditions, as discussed below in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio and Credit Quality.” The 2017 increase in average balance was due to organic growth and a reclassification of approximately $165.7 million of loans in the Company’s portfolio at December 31, 2016 from commercial and industrial into commercial real estate. The 2016 increase in average balance was due to organic fluctuations in the loan portfolio.
Interest income on construction and land loans, on a non-FTE basis, for the year ended December 31, 2017 was $5.6 million, an increase of $0.2 million, or 3%, compared to 2016, after remaining flat in 2016 from 2015. In 2017, a 66 basis point increase in average yield was partially offset by an 11% decrease in average balance. In 2016, a 14% decrease in average balance was offset by a 55 basis point increase in average yield. The 2017 and 2016 increases in the average yield were the result of market conditions as discussed below in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio and Credit Quality.” The 2017 and 2016 decreases in average balance were due to organic fluctuations in the loan portfolio.
Interest income on residential mortgage loans for the year ended December 31, 2017 was $80.2 million, an increase of $9.7 million, or 14%, compared to 2016, after also increasing $2.9 million, or 4%, in 2016 from 2015. The 2017 increase was the result of an 11% increase in average balance and an eight basis point increase in average yield. The 2016 increase was primarily the result of a 5% increase in average balance, partially offset by a one basis point decrease in average yield. The 2017 and 2016 changes in the average yields were primarily due to adjustable rate mortgage (“ARM”) loans repricing to higher rates in 2017 and lower rates in 2016. The changes in U.S. Treasury yields and the London Interbank Offered Rate (“LIBOR”), the indexes to which the ARMs are typically linked, have impacted the yields on these mortgage loans. The 2017 and 2016 increases in the average balances were due to the organic growth of the residential loan portfolio at the Bank. LIBOR is expected to be phased out as an index by the end of 2021. The Company is currently evaluating alternatives to the LIBOR index.
Interest income on home equity loans for the year ended December 31, 2017 was $4.4 million, an increase of $0.1 million, or 2%, compared to 2016, after increasing $0.2 million, or 6%, in 2016 from 2015. The 2017 increase was primarily the result of a 42 basis point increase in average yield, partially offset by a 9% decrease in average balance. The 2016 increase was primarily the result of a nine basis point increase in average yield and a 3% increase in average balance. The 2017 and 2016 increases in the average yield were primarily due to the increases in the Prime rate beginning in December 2015. The

Prime rate increased 25 basis points in December 2015, December 2016, March 2017, June 2017, and December 2017, to the current rate of 4.50%. The 2017 and 2016 changes in average balances were primarily due to client demand.
Interest income on other consumer loans for the year ended December 31, 2017 was $6.0 million, an increase of $1.5 million, or 33%, compared to 2016, after increasing $0.6 million, or 17%, in 2016 from 2015. The 2017 increase was primarily the result of a 62 basis point increase in average yield and a 6% increase in average balance. The 2016 increase was primarily the result of a 25 basis point increase in average yield and a 6% increase in average balance. The 2017 and 2016 increases in average yield were primarily due to the increases in the Prime rate. The 2017 and 2016 increases in average balances were primarily due to client demand.
Investment income, on a non-FTE basis, for the year ended December 31, 2017 was $29.7 million, an increase of $3.4 million, or 13%, compared to 2016, after increasing $4.8 million, or 22%, in 2016 from 2015. The 2017 increase was the result of a 16 basis point increase in the average yield and a 4% increase in average balance. The 2016 increase was the result of a 19 basis point increase in the average yield and a 10% increase in average balance. The changes in the average balances in 2017 and 2016 were primarily due to timing and volume of deposit balances as compared to the level of loans outstanding. The changes in the average yields in 2017 and 2016 were primarily due to increases in the federal discount rate and higher dividends paid on FHLB stock. Additionally, in 2017 the Bank became a member of the Federal Reserve and therefore invested in stock of the Federal Reserve. Investment decisions are made based on anticipated liquidity, loan demand, and asset-liability management considerations.
Total interest expense. Total interest expense on deposits and borrowings for the year ended December 31, 2017 was $34.0 million, an increase of $6.8 million, or 25%, compared to 2016, after decreasing $0.7 million, or 2%, in 2016 from 2015.
Interest expense on deposits for the year ended December 31, 2017 was $20.9 million, an increase of $4.3 million, or 26%, compared to 2016, after increasing $0.6 million, or 4%, in 2016 from 2015. The 2017 increase was primarily the result of a six basis point increase in average rate paid on deposits and an 8% increase in the average balance of deposits. The 2016 increase was primarily the result of a one basis point increase in average rate paid on deposits and a 2% increase in the average balance of deposits. The increase in average balance in 2017 was driven by the increase in money market accounts and certificate of deposit accounts. The increase in rates paid in 2017 was driven by the increase in rates paid on money market accounts and certificate of deposit accounts. The increase in average balance in 2016 was driven by the increase in money market accounts and partially offset by decreases in certificate of deposit accounts. The increase in rates paid in 2016 was also driven by the increase in rates paid on money market accounts.
Interest paid on borrowings for the year ended December 31, 2017 was $13.1 million, an increase of $2.5 million, or 23%, compared to 2016, after decreasing $1.3 million, or 11%, in 2016 from 2015. The 2017 increase was primarily the result of a 15 basis point increase in average rate paid on FHLB borrowings and other and a 43 basis point increase in the average rate paid on junior subordinated debentures, as well as an 11% increase in average balance of FHLB borrowings and other. The average rate paid on FHLB borrowings is affected by both the yield and the structure or term of the borrowing. The 2016 decrease was primarily the result of a 29 basis point decrease in average rate paid on FHLB borrowings and other and a 136 basis point decrease in the average rate paid on junior subordinated debentures. This was partially offset by a 26% increase in average balance of FHLB borrowings and other. The 2017 increase in average rate paid was the result of the increase in index rates. The 2016 decreases in the average rate paid were primarily due to the higher-rate FHLB borrowings maturing and being replaced with current lower rates. Additionally, the 2016 decrease in rate paid on junior subordinated debentures is related to the hedge of $75 million of the outstanding debentures which, prior to maturing on December 30, 2015, effectively fixed the interest rate payments on that portion of the debentures at 4.45%. The Company did not renew the hedge when it matured at the end of 2015, and reverted to the debenture’s stated rate of three-month LIBOR plus 1.68%.

Discussion of Noninterest Condensed Consolidated Statement of Operations
Provision/ (credit) for loan losses. For the year ended December 31, 2017, the provision/ (credit) for loan losses was a credit of $7.7 million, compared to credits of $6.9 million and $1.6 million in 2016 and 2015, respectively. The 2017 credit to the provision for loan losses was primarily due to net recoveries and an improvement in loss factors, partially offset by an increase in criticized loans and commercial and residential loan growth. The 2016 credit to the provision for loan losses was primarily due to net recoveries, a decline in loss factors and a reduction in criticized loans, partially offset by the mix in the loan portfolio and loan growth.
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
Total fees and other income. For the year ended December 31, 2017, total fees and other income was $154.0 million, a decrease of $4.8 million, or 3%, compared to 2016, after a decrease of $2.4 million, or 1%, from 2015 to 2016. The 2017 decrease is primarily due to the 2017 loss on sale of affiliate (Anchor), versus the 2016 gain on sale of offices, and decreases in other banking fee income and other, partially offset by increases in wealth management and trust, investment management, and wealth advisory fee income. The 2016 decrease is primarily due to decreases in wealth management and trust fee income and investment management fee income, partially offset by higher other banking fee income and the 2016 gain on sale of offices.
Investment management fee income for the year ended December 31, 2017 was $45.5 million, an increase of $1.1 million, or 2%, compared to 2016, after a decrease of $1.3 million, or 3%, from 2015 to 2016. AUM at the Investment Managers, excluding Anchor, increased $0.2 billion, or 11%, to $2.0 billion at December 31, 2017 from $1.8 billion at December 31, 2016. In 2017, the increase in AUM, excluding Anchor, was primarily the result of market appreciation of $0.2 billion. Changes in revenue generally lag one quarter behind changes in AUM. In 2016, the decrease in AUM, excluding Anchor, was the result of net outflows of $0.4 billion, offset by market appreciation of $0.4 billion. Investment management fees are typically calculated based on a percentage of AUM.
Wealth advisory fee income for the year ended December 31, 2017 was $52.6 million, an increase of $2.0 million, or 4%, compared to 2016, after remaining flat in 2016 as compared to 2015. AUM as of December 31, 2017, managed by the Wealth Advisors was $11.4 billion, an increase of $1.4 billion, or 14%, compared to December 31, 2016. AUM changes for the Wealth Advisors in 2017 were primarily the result of market appreciation of $1.2 billion and net flows of $0.2 billion. AUM changes for the Wealth Advisors in 2016 were primarily the result of market appreciation of $0.4 billion, partially offset by net outflows of $0.1 billion.
Wealth management and trust fee income for the year ended December 31, 2017 was $45.4 million, an increase of $1.4 million, or 3%, after a decrease of $7.3 million, or 14%, from 2015 to 2016. AUM in the Wealth Management and Trust segment increased $0.9 billion, or 12%, to $7.9 billion at December 31, 2017 from $7.0 billion at December 31, 2016. The AUM increase in 2017 was the result of market appreciation of $0.6 billion and net flows of $0.3 billion. The decrease in 2016 was the result of net outflows of $0.7 billion and the disposition of certain accounts of $0.4 billion, partially offset by market appreciation of $0.1 billion. The Wealth Management and Trust segment experienced higher than expected net outflows in 2016 and 2015 related to the integration of the wealth management operations of Boston Private Bank and the operations of Banyan into the newly-created Boston Private Wealth. During integration, Boston Private Wealth experienced the departure of certain client-facing employees over the course of the year which lead to an increase in AUM outflows as a result of certain clients following the departed employees. Wealth management and trust fees are typically calculated based on a percentage of AUM.
Gain/ (loss) on sale of affiliates or offices for the year ended December 31, 2017 was a loss of $1.3 million, compared to a gain of $2.9 million in 2016. In December 2017, the assets and liabilities of Anchor met the criteria to be classified as held for sale. The Company recorded a loss on the sale of Anchor at the Holding Company related to the closing costs such as broker fees, legal fees, and consulting costs. The sale is expected to close in the first quarter of 2018. The rationale for the sale is to focus the Company’s resources in businesses where we can offer holistic financial advice, along with integrated wealth management, trust, and private banking capabilities. Upon closing, this transaction will also generate additional capital for us to reinvest in a more focused Company. The 2016 gain relates to the sale of two Southern California offices during 2016 and included $104 million of deposits. The rationale for the sale was to better position the Company’s resources within the Southern California market.
Other revenue for the year ended December 31, 2017 was $2.1 million, a decrease of $1.3 million, or 38%, compared to 2016, after a decrease of $0.3 million from 2015 to 2016. The decrease in 2017 was due to decreases in the market value adjustments on derivatives, partially offset by gains on the rabbi trust investments. The decrease in 2016 was due to the $2.0 million reversal of contingent consideration related to the acquisition of Banyan in 2015 that was not repeated in 2016, partially offset by increases in the market value adjustments on derivatives and gains on the rabbi trust investments.
Total operating expense. Total operating expense for the year ended December 31, 2017 was $299.9 million, an increase of $35.0 million, or 13%, compared to 2016, after an increase of $9.8 million, or 4%, from 2015 to 2016. Included in operating expense were charges for the impairment of goodwill of $24.9 million in 2017 and $9.5 million in 2016. Also included in operating expense were restructuring expenses of $2.0 million in 2016 and $3.7 million in 2015. Excluding the goodwill impairment and the restructuring expenses, operating expense for the year ended December 31, 2017 increased $21.6 million, or 9%, compared to 2016, after increasing $2.0 million, or 1%, from 2015 to 2016.

Salaries and employee benefits expense, the largest component of operating expense, for the year ended December 31, 2017 was $178.4 million, an increase of $14.6 million, or 9%, compared to 2016, after an increase of $4.4 million, or 3%, from 2015 to 2016. The increases in 2017 and 2016 were due to higher variable and performance based compensation, commissions and sales incentives, and stock compensation. Although the Company incurred severance expense in 2016, the majority of the costs were categorized as restructuring expense, whereas severance expense was categorized as salaries and employee benefits expense in 2017.
Occupancy and equipment expense for the year ended December 31, 2017 was $30.2 million, an increase of $2.2 million, or 8%, compared to 2016, after an increase of $0.1 million, or 1%, from 2015 to 2016. The increases in 2017 and 2016 were due to the increases in rent expense related to new office locations.
Professional services expense for the year ended December 31, 2017 was $13.8 million, an increase of $2.2 million, or 19%, compared to the same period in 2016 after a decrease of $1.3 million, or 10%, from 2015 to 2016. The 2017 increase was due to higher consulting and recruiting fees at the Bank, partially offset by lower loan workout fees. The 2016 decrease was due to lower legal and consulting expenses in the Wealth Management and Trust and Wealth Advisory segments, partially offset by higher consulting fees at the Bank.
In 2017, the Bank began working on an initiative to upgrade its information technology. This initiative required the Bank to hire additional employees with expertise in information technology. Recruiters were generally used in the placement of these professionals. The Bank has utilized consultants and temporary employees to assist with the project in addition to the new hires. Generally, the expenditures in the preliminary project stage were expensed as incurred. Other expenditures related to the application development stage have been capitalized and are included with premises and equipment, net in the consolidated balance sheets. At December 31, 2017 the Company had $2.6 million of expenditures that had not been placed in service. The capitalized expenditures will be depreciated over the useful life of the asset when the asset is placed in service. The Bank anticipates that the capitalized assets will be placed in service beginning in 2018 through 2019.
Information systems expense consists of contract servicing, computer hardware and software charges, and technology service agreements. Information systems expense for the year ended December 31, 2017 was $21.8 million, an increase of $2.6 million, or 13%, compared to 2016, after an increase of $2.2 million, or 13%, from 2015 to 2016. The increase in 2017 was related to higher software depreciation, technology service, and telecommunications costs as compared to 2016. The increase in 2016 was related to higher telecommunications and technology service costs as compared to 2015.
The Company recorded a goodwill impairment charge for the year ended December 31, 2017 of $24.9 million related to goodwill impairment taken at Anchor. The Company recorded a goodwill impairment charge for the year ended December 31, 2016 of $9.5 million related to goodwill impairment taken at Boston Private Wealth. There were no goodwill impairment charges taken in 2015. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 8: Goodwill and Other Intangible Assets” for a discussion of the annual goodwill impairment testing and resulting impairment of goodwill.
The Company incurred no restructuring expense in the year ended December 31, 2017. Restructuring expense incurred in 2016 of $2.0 million was related to refining the management structure within the Wealth Management and Trust segment, while $3.7 million of expense was incurred in 2015 related to the acquisition of Banyan. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 2: Restructuring” for further detail.
Other expense for the year ended December 31, 2017 was $14.6 million, an increase of $1.1 million, or 8%, compared to 2016, after decreasing $1.1 million, or 8% from 2015 to 2016. The 2017 increase was primarily due to higher fraud losses at the Bank, a lower provision credit for off balance sheet exposure at the Bank, and employee travel expenses across all segments. The 2016 decrease was primarily due to lower administrative expenses across all segments.
Income Tax Expense. Income tax expense for continuing operations for the year ended December 31, 2017 was $46.2 million. The effective tax rate for continuing operations for the year ended December 31, 2017 was 53.5%, compared to effective tax rates of 30.6% and 32.6% in 2016 and 2015, respectively. The effective tax rate for 2017 was higher than 2016 primarily due to the the impact of the Tax Act that was enacted on December 22, 2017 and the impairment of nondeductible goodwill. Among the significant changes to the Code, the Tax Act reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018. The Company re-measured its deferred tax assets and liabilities at the lower federal corporate tax rate of 21% and recorded the impact in the fourth quarter of 2017, the period in which the Tax Act was enacted. The effective tax rate and expense for 2016 was lower than 2015 primarily due to the 2015 out-of-period adjustment related to the deductibility of executive compensation, as well as an increase in tax credits and tax-exempt interest in 2016. This out-of-period adjustment was partially offset by an increase in earnings from tax-exempt investments in 2015. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 17: Income Taxes” for further detail.

Net Income from Discontinued Operations. Net income from discontinued operations for the year ended December 31, 2017, was $4.9 million, a decrease of $0.7 million, or 12%, compared to 2016, after a decrease of $0.9 million, or 14%, from 2015 to 2016. The 2017 and 2016 fluctuations were due to changes in revenue received from Westfield. All net income from discontinued operations relates to a revenue sharing agreement with Westfield which ended in December 2017. After the December 2017 payment is received in the first quarter of 2018, the Company will not receive additional net income from Westfield.

Financial Condition

Condensed Consolidated Balance Sheets and Discussion

	December 31,		$ Change	% Change
	2017	2016
	(In thousands)
Assets:
Total cash and investments	$1,425,418	$1,507,845	$(82,427)	(5)%
Loans held for sale	4,697	3,464	1,233	36%
Total loans	6,505,028	6,114,354	390,674	6%
Less: allowance for loan losses	74,742	78,077	(3,335)	(4)%
Net loans	6,430,286	6,036,277	394,009	7%
Goodwill and intangible assets, net	91,681	169,279	(77,598)	(46)%
Other assets	359,662	253,609	106,053	42%
Total assets	$8,311,744	$7,970,474	$341,270	4%
Liabilities and Equity:
Deposits	$6,510,246	$6,085,146	$425,100	7%
Total borrowings	862,213	980,192	(117,979)	(12)%
Other liabilities	135,880	119,683	16,197	14%
Total liabilities	7,508,339	7,185,021	323,318	4%
Redeemable noncontrolling interests	17,461	16,972	489	3%
Total shareholders’ equity	785,944	768,481	17,463	2%
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$8,311,744	$7,970,474	$341,270	4%
Total assets. Total assets increased $0.3 billion to $8.3 billion at December 31, 2017 from $8.0 billion at December 31, 2016. This increase was due primarily to the increase in loans.
Cash and investments. Total cash and investments (consisting of cash and cash equivalents, investment securities, and stock in the FHLB and Federal Reserve Bank) decreased $82.4 million, or 5%, to $1.4 billion, or 17% of total assets at December 31, 2017 from $1.5 billion, or 19% of total assets at December 31, 2016. The decrease was due to the $93.8 million, or 7%, decrease in available-for-sale securities and the $18.5 million, or 20%, decrease in held-to-maturity securities, partially offset by the $15.9 million, or 36%, increase in stock in the FHLB and Federal Reserve Bank and the $14.0 million, or 13%, increase in cash and cash equivalents. The changes in cash and investments were the net result of short-term fluctuations in liquidity due to changes in levels of deposits, borrowings and loans outstanding. Additionally, on July 28, 2017, the Bank became a member of the Federal Reserve System, which required the purchase of stock in the Federal Reserve Bank of Boston.
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
Purchases of investment securities, net of investment maturities, calls, principal payments, and sales, used $109.9 million of cash during the year ended December 31, 2017, compared to $184.0 million in net purchases for the year ended December 31, 2016. Net proceeds are generally used to purchase new investments or fund a portion of loan growth. The timing of sales and reinvestments is based on various factors, including management’s evaluation of interest rate trends, credit risk, and the Company’s liquidity. The Company’s available-for-sale investment portfolio carried a total of $5.1 million of unrealized gains and $17.2 million of unrealized losses at December 31, 2017, compared to $4.6 million of unrealized gains and $23.7 million of unrealized losses at December 31, 2016. For information regarding the weighted average yield and maturity of investments, see Part II. Item 8. “Financial Statements and Supplementary Data - Note 4: Investment Securities.”
No impairment losses were recognized through earnings related to investment securities during the years ended December 31, 2017 and 2016. The amount of investment securities in an unrealized loss position greater than 12 months, as well as the total amount of unrealized losses, was primarily due to changes in interest rates since the securities were purchased.
The Company had no intent to sell any securities in an unrealized loss position at December 31, 2017, and it was not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized losses.
The following table summarizes the Company’s carrying value (fair value) of available-for-sale investments at the dates indicated:

	December 31,
	2017	2016	2015
	(In thousands)
Available-for-sale:
U.S. government and agencies	$34,299	$39,936	$21,251
Government-sponsored entities	302,501	336,664	344,562
Municipal bonds	303,058	293,397	268,644
Mortgage-backed securities (1)	509,676	570,327	427,041
Other	20,794	23,808	23,012
Total available-for-sale	$1,170,328	$1,264,132	$1,084,510
______________________

(1)	All mortgage-backed securities are guaranteed by U.S. government agencies or government-sponsored entities.
Additionally, at December 31, 2017 and December 31, 2016, the Company held $74.6 million and $93.1 million, respectively, of held-to-maturity securities at amortized cost. All of the held-to-maturity securities were mortgage-backed securities which were guaranteed by U.S. government agencies or government-sponsored entities.
Loans held for sale. Loans held for sale increased $1.2 million, or 36%, to $4.7 million at December 31, 2017 from $3.5 million at December 31, 2016. The balance of loans held for sale usually relates to the timing and volume of residential loans originated for sale and the ultimate sale transaction which is typically executed within a short period of time following the loan origination.
Goodwill and intangible assets, net. Goodwill and intangible assets decreased $77.6 million, or 46%, to $91.7 million at December 31, 2017 from $169.3 million at December 31, 2016. The decrease was due to the $24.9 million write-down of goodwill at Anchor and the transfer of Anchor's remaining goodwill and intangible assets to held for sale at December 31, 2017. Assets held for sale are included within other assets on the consolidated balance sheet. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 8: Goodwill and Other Intangible Assets” for a discussion of the annual goodwill impairment testing and resulting impairment of goodwill.
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
Management performed its annual goodwill and indefinite-lived intangible asset impairment testing during the fourth quarters of 2017 and 2016 for applicable reporting units. The estimated fair value of BOS, KLS , and Boston Private Wealth each exceeded their carrying value in 2017. In 2016, the fair value of Boston Private Wealth was lower than their carrying value which resulted in goodwill impairment of $9.5 million.

The 2017 goodwill impairment testing resulted in a $24.9 million goodwill impairment charge at Anchor as a result of a fair value of $56.6 million versus a carrying value of $81.5 million. The decline in fair value and the related goodwill impairment was related to the fair market value impacts of the Anchor sale transaction. Due to the limited interest and terms of the transaction that were required for a mutual agreement, the fair value obtained related to the sale transaction was substantially below the carrying value. The fair value was based on the terms of the sale transaction. As a result of the goodwill impairment charge of $24.9 million, the carrying value of goodwill at Anchor was reduced to $42.1 million. This reduced carrying value of $42.1 million, along with the other assets and liabilities of Anchor, are classified as held for sale at December 31, 2017 and are included within other assets and other liabilities, respectively, on the Company’s consolidated balance sheet. In 2016, the fair value of Anchor exceeded their carrying value.
Total other assets. Total other assets, consisting of OREO, if any, premises and equipment, net, fees receivable, accrued interest receivable, deferred income taxes, net, and other assets, which includes assets held for sale, increased $106.1 million, or 42%, to $359.7 million at December 31, 2017, compared to $253.6 million at December 31, 2016.
There were no OREO properties held at December 31, 2017, compared to one property with a value of $1.7 million at December 31, 2016. In 2017, the one property held at December 31, 2016 was sold for a loss of less than $0.1 million in the first quarter of 2017.
Deferred income taxes, net, decreased $26.4 million, or 48%, to $29.0 million at December 31, 2017 from $55.5 million at December 31, 2016. The decrease was primarily due to the re-measurement of deferred tax assets and liabilities at the lower federal corporate tax rate of 21% due to the enactment of the Tax Act on December 22, 2017. At December 31, 2017, no valuation allowance on the net deferred tax asset was required due primarily to the ability to generate future taxable income. The Company does not have any capital losses in excess of capital gains as of December 31, 2017.
Other assets, which consist primarily of Bank-owned life insurance (BOLI), assets held for sale, prepaid expenses, investment in partnerships, interest rate derivatives, and other receivables, increased $128.8 million, or 98%, to $259.5 million at December 31, 2017 from $130.8 million at December 31, 2016. The increase was primarily due to the reclassification of Anchor’s $58.8 million of assets to held for sale at December 31, 2017, as well as the purchase of an additional $50 million of BOLI during 2017, an increase in cost method investments, and an increase in income tax receivables.
Deposits. Total deposits increased $425.1 million, or 7%, to $6.5 billion, at December 31, 2017 from $6.1 billion at December 31, 2016. Deposits are the principal source of the Bank’s funds for use in lending, investments, and liquidity. Certificates of deposits represented approximately 10% and 9% of total deposits at December 31, 2017 and December 31, 2016, respectively. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 10: Deposits” for further information.
The following table sets forth the average balances and interest rates paid on the Bank’s deposits:

	Year ended December 31, 2017
	Average Balance	Average Rate
	(In thousands)
Noninterest-bearing deposits:
Checking accounts	$1,901,510	—%
Interest bearing deposits:
Savings and NOW	688,453	0.10%
Money market	3,156,305	0.44%
Certificates of deposit	653,486	0.98%
Total interest bearing deposits	$4,498,244	0.46%
Total deposits	$6,399,754	0.33%

Certificates of deposit in denominations of $100,000 or greater had the following schedule of maturities:

	December 31,
	2017	2016
	(In thousands)
Less than 3 months remaining	$116,796	$109,766
3 to 6 months remaining	99,629	59,661
6 to 12 months remaining	109,261	125,229
More than 12 months remaining	70,693	45,974
Total	$396,379	$340,630
Borrowings. Total borrowings (consisting of securities sold under agreements to repurchase, federal funds purchased, FHLB borrowings, and junior subordinated debentures) decreased $118.0 million, or 12%, to $0.9 billion at December 31, 2017 from $1.0 billion at December 31, 2016.
Repurchase agreements decreased $27.5 million, or 46%, to $32.2 million at December 31, 2017 from $59.6 million at December 31, 2016. Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature.
From time to time, the Company purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. At December 31, 2017, the Company had $30.0 million outstanding in federal funds purchased, a decrease of $50.0 million, or 63% from $80.0 million at December 31, 2016.
FHLB borrowings decreased $40.5 million, or 6%, to $693.7 million at December 31, 2017 from $734.2 million at December 31, 2016. FHLB borrowings are generally used to provide additional funding for loan growth when the rate of loan growth exceeds deposit growth and to manage interest rate risk, but can also be used as an additional source of liquidity for the Bank. During 2017, the Company had no prepayment penalties related to the prepayment of FHLB borrowings, compared to $0.3 million of prepayment penalties related to the prepayment of FHLB borrowings in 2016. The purpose of these prepayment transactions was to reduce higher cost borrowings.
Total other liabilities. Total other liabilities, which consist primarily of accrued interest, liabilities held for sale, accrued bonus, interest rate derivatives, and other accrued expenses increased $16.2 million, or 14%, to $135.9 million at December 31, 2017 from $119.7 million at December 31, 2016. The increase was primarily due to liabilities held for sale, deferred rent and landlord allowances, an increase in accrued employee benefits, and an increase in the value of back to back swap derivatives.

Loan Portfolio and Credit Quality
Loans. Total portfolio loans increased $390.7 million, or 6%, to $6.5 billion, or 78% of total assets, at December 31, 2017, from $6.1 billion, or 77% of total assets, at December 31, 2016. Increases were recorded in residential loans of $302.7 million, or 12%, commercial real estate loans of $138.0 million, or 6%, construction and land loans of $60.2 million, or 57%, and commercial tax-exempt loans of $20.1 million, or 5%, partially offset by decreases in commercial and industrial loans of $90.4 million, or 15%, consumer and other loans of $21.0 million, or 11%, and home equity loans of $18.9 million, or 16%.
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
The Bank’s commercial real estate loan portfolio, the largest portfolio segment after residential, includes loans secured by the following types of collateral at December 31, 2017: $729.8 million secured by multifamily and residential investment property; $634.8 million secured by retail property; $543.9 million secured by office and medical property; $197.9 million secured by manufacturing, industrial, and warehouse property; $148.4 million secured by hospitality property; and

$185.4 million secured by other property. The Bank’s commercial real estate loan portfolio as of December 31, 2016 included loans secured by the following types of collateral: $674.2 million secured by multifamily and residential investment property; $660.7 million secured by retail property; $466.8 million secured by office and medical property; $195.9 million secured by manufacturing, industrial, and warehouse property; $116.0 million secured by hospitality property; and $188.6 million secured by other property.
Geographic concentration. The following table presents the Company’s outstanding loan balance concentrations at the dates indicated based on the location of the regional offices to which they are attributed.

	As of December 31, 2017
	New England		San Francisco Bay Area		Southern California		Total
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
Commercial and industrial	$438,322	7%	$23,311	—%	$59,359	1%	$520,992	8%
Commercial tax-exempt	305,792	5%	101,340	1%	11,566	—%	418,698	6%
Commercial real estate	1,002,092	15%	725,454	11%	712,674	11%	2,440,220	37%
Construction and land	86,874	1%	27,891	1%	50,225	1%	164,990	3%
Residential	1,598,072	24%	512,189	8%	572,272	9%	2,682,533	41%
Home equity	67,435	1%	22,462	1%	10,061	—%	99,958	2%
Consumer and other	149,022	3%	14,707	—%	13,908	—%	177,637	3%
Total loans (1)	$3,647,609	56%	$1,427,354	22%	$1,430,065	22%	$6,505,028	100%

	As of December 31, 2016
	New England		San Francisco Bay Area		Southern California		Total
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
Commercial and industrial	$493,451	8%	$50,578	1%	$67,341	1%	$611,370	10%
Commercial tax-exempt	317,691	5%	69,064	1%	11,849	—%	398,604	6%
Commercial real estate	1,012,284	17%	637,042	10%	652,918	11%	2,302,244	38%
Construction and land	47,434	1%	29,629	1%	27,776	—%	104,839	2%
Residential	1,456,592	24%	473,102	8%	450,167	7%	2,379,861	39%
Home equity	87,280	2%	25,129	—%	6,408	—%	118,817	2%
Consumer and other	186,680	3%	7,517	—%	4,422	—%	198,619	3%
Total loans (1)	$3,601,412	59%	$1,292,061	21%	$1,220,881	20%	$6,114,354	100%
________________________

(1)	Regional percentage totals may not reconcile due to rounding.

Loan Portfolio Composition. The following table presents the outstanding loan balances by class of receivable at the dates indicated and the percent of each category to total loans.

	2017		2016		2015		2014		2013 (1)
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
Commercial and industrial	$520,992	8%	$611,370	10%	$633,019	11%	$541,087	10%	$513,595	10%
Commercial tax-exempt	418,698	6%	398,604	6%	331,767	6%	294,761	6%	231,855	4%
Commercial real estate	2,440,220	37%	2,302,244	38%	2,060,903	36%	1,905,640	36%	1,933,997	38%
Construction and land	164,990	3%	104,839	2%	183,434	3%	125,349	2%	153,917	3%
Residential	2,682,533	41%	2,379,861	39%	2,229,540	39%	2,132,095	41%	2,032,294	40%
Home equity	99,958	2%	118,817	2%	119,828	2%	114,859	2%	113,660	2%
Consumer and other	177,637	3%	198,619	3%	160,721	3%	156,145	3%	133,002	3%
Subtotal Bank loans	6,505,028	100%	6,114,354	100%	5,719,212	100%	5,269,936	100%	5,112,320	100%
Less: Allowance for loan losses	74,742		78,077		78,500		75,838		76,371
Net Bank loans	$6,430,286		$6,036,277		$5,640,712		$5,194,098		$5,035,949
________________________

(1)	Does not include $0.1 million of loans at the Holding Company.
Commercial and Industrial Loans. Commercial and industrial loans include working capital and revolving lines of credit, term loans for equipment and fixed assets, and Small Business Administration (“SBA”) loans.
Commercial Tax-Exempt Loans. Commercial tax-exempt loans include loans to not-for-profit private schools, colleges, and public charter schools.
Commercial Real Estate Loans. Commercial real estate loans are generally acquisition financing for commercial properties such as office buildings, retail properties, apartment buildings, and industrial/warehouse space. In addition, tax-exempt commercial real estate loans are provided for affordable housing development and rehabilitation. These loans are often supplemented with federal, state, and/or local subsidies.
Construction and Land Loans. Construction and land loans include loans for financing of new developments as well as financing for improvements to existing buildings. In addition, tax-exempt construction and land loans are provided for the construction phase of the commercial tax-exempt and commercial real estate tax-exempt loans described above.
Residential Loans. While the Bank has no minimum size for mortgage loans, it concentrates its origination activities in the “Jumbo” segment of the market. This segment consists of loans secured by single-family and one- to four-unit properties in excess of the amount eligible for purchase by the Federal National Mortgage Association, which was $424 thousand at December 31, 2017 for the “General” limit and $636 thousand for single-family properties for the “High-Cost” limit, depending on from which specific geographic region of the Bank’s primary market areas the loan originated. The majority of the Bank’s residential loan portfolio, including jumbo mortgage loans, are ARMs. The ARM loans the Bank originates generally have a fixed interest rate for the first 3 to 7 years and then adjust annually based on a market index such as U.S. Treasury or LIBOR yields. ARM loans may negatively impact the Bank’s interest income when they reprice if yields on U.S. Treasuries or LIBOR are lower than the yields at the time of origination. If rates reset higher, the Bank could see increased delinquencies if clients’ ability to make payments is impacted by the higher payments.
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
Portfolio Mix. The portfolio mix of the Bank’s loans as of December 31, 2017 remained stable as compared to prior years as evidenced by the Loan Portfolio Composition table presented above. Residential loans comprised 41% of the total loan portfolio as of December 31, 2017, up from 39% as of December 31, 2016. Commercial real estate loans comprised 37% of the total loan portfolio as of December 31, 2017, down from 38% of the total loan portfolio as of December 31, 2016. Commercial and industrial loans comprised 8% of the total loan portfolio as of December 31, 2017, down from 10% as of December 31, 2016. Commercial tax-exempt loans comprised 6% of the total loan portfolio as of December 31, 2017, unchanged from December 31, 2016. Consumer and other loans comprised 3% of the total loan portfolio as of December 31, 2017, unchanged from December 31, 2016. Construction and land loans comprised 3% of the total loan portfolio as of December 31, 2017, up from 2% as of December 31, 2016. Home equity loans comprised 2% of the total loan portfolio as of December 31, 2017, unchanged from December 31, 2016.
The following tables disclose the scheduled contractual maturities of portfolio loans by class of receivable at December 31, 2017. Loans having no stated maturity are reported as due in one year or less. The following tables also set forth the dollar amounts of loans that are scheduled to mature after one year segregated between fixed and adjustable interest rate loans.

	Amounts due:
	One year or less		After one through five years		Beyond five years		Total
	Balance	%	Balance	%	Balance	%	Balance	%
	(Dollars in thousands)
Commercial and industrial	$224,183	3%	$124,162	2%	$172,647	3%	$520,992	8%
Commercial tax-exempt	—	—%	7,664	—%	411,034	6%	418,698	6%
Commercial real estate	229,973	3%	919,736	14%	1,290,511	20%	2,440,220	37%
Construction and land	61,636	1%	31,517	1%	71,837	1%	164,990	3%
Residential	4	—%	3,692	—%	2,678,837	41%	2,682,533	41%
Home equity	—	—%	—	—%	99,958	2%	99,958	2%
Consumer and other	173,174	3%	4,032	—%	431	—%	177,637	3%
Total loans	$688,970	10%	$1,090,803	17%	$4,725,255	73%	$6,505,028	100%

	Interest rate terms on amounts due after one year:
	Fixed		Adjustable		Total
	Balance	%	Balance	%	Balance	%
	In thousands)
Commercial and industrial	$114,283	2%	$182,526	3%	$296,809	5%
Commercial tax-exempt	352,760	6%	65,938	1%	418,698	7%
Commercial real estate	912,721	16%	1,297,526	22%	2,210,247	38%
Construction and land	35,603	1%	67,751	1%	103,354	2%
Residential	557,190	9%	2,125,339	37%	2,682,529	46%
Home equity	36	—%	99,922	2%	99,958	2%
Consumer and other	1,031	—%	3,432	—%	4,463	—%
Total loans	$1,973,624	34%	$3,842,434	66%	$5,816,058	100%
Scheduled contractual maturities typically do not reflect the actual maturities of loans. The average maturity of loans is substantially less than their average contractual terms because of prepayments and, in the case of conventional mortgage loans, due on sale clauses, which generally give the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage. The average life of mortgage loans tends to increase when current market rates are substantially higher than rates on existing mortgage loans and decrease when current market rates are substantially lower than rates on existing mortgages (due to refinancing of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstances, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates. In addition, due to the likelihood that the Bank will, consistent with industry practice, “rollover” a significant portion of commercial real estate and commercial loans at or immediately prior to their maturity by renewing credit on substantially similar or revised terms, the principal repayments actually received by the Bank are anticipated to be significantly less than the amounts contractually due in any particular period. A portion of such loans also may not be repaid due to the borrowers’ inability to satisfy the contractual obligations of the loan.
The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan and are further subject to competitive pressures, market rates, the availability of funds, and legal and regulatory requirements. At December 31, 2017, approximately 66% of the Bank’s outstanding loans due after one year had interest rates that were either floating or adjustable in nature. See Part II. Item 7A. “Quantitative and Qualitative Disclosures about Market Risk - Interest Rate Sensitivity and Market Risk.”
Allowance for Loan Losses. The following table is an analysis of the Company’s allowances for loan losses for the periods indicated:

	Year ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Total loans outstanding	$6,505,028	$6,114,354	$5,719,212	$5,269,936	$5,112,459
Average loans outstanding (1)	6,291,384	5,762,892	5,445,597	5,159,752	4,973,394
Allowance for loan losses, beginning of year	$78,077	$78,500	$75,838	$76,371	$84,057
Charged-off loans:
Commercial and industrial (2)	(393)	(2,851)	(253)	(717)	(218)
Commercial real estate	—	—	(1,400)	(3,160)	(2,712)
Construction and land	—	(400)	—	(1,100)	(100)
Residential	(58)	(605)	(313)	(263)	(2,008)
Home equity	—	—	—	—	(360)
Consumer and other	(412)	(93)	(70)	(56)	(19)
Total charged-off loans	(863)	(3,949)	(2,036)	(5,296)	(5,417)
Recoveries on loans previously charged-off:
Commercial and industrial (2)	472	3,212	2,471	2,231	1,219
Commercial real estate	4,621	6,040	2,482	3,975	5,218
Construction and land	25	1,117	1,158	2,581	1,232
Residential	47	65	141	2,152	24
Home equity	—	—	—	15	24
Consumer and other	32	27	1	209	14
Total recoveries	5,197	10,461	6,253	11,163	7,731
Net loans (charged-off)/ recoveries	4,334	6,512	4,217	5,867	2,314
Provision/(credit) for loan losses	(7,669)	(6,935)	(1,555)	(6,400)	(10,000)
Allowance for loan losses, end of year	$74,742	$78,077	$78,500	$75,838	$76,371
Net loans charged-off/ (recoveries) to average loans	(0.07)%	(0.11)%	(0.08)%	(0.11)%	(0.05)%
Allowance for loan losses to total loans	1.15%	1.28%	1.37%	1.44%	1.49%
Allowance for loan losses to nonaccrual loans	5.23	4.51	2.95	1.72	1.71
________________________

(1)	Includes loans held for sale.

(2)	Includes both commercial and industrial loans and commercial tax-exempt loans.
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

The following table represents the allocation of the Bank’s allowance for loan losses and the percent of loans in each category to total loans as of the dates indicated:

	December 31,
	2017		2016		2015		2014		2013
	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
	(In thousands)
Loan category:
Total commercial and industrial (2)	$11,735	13%	$12,751	16%	$15,814	17%	$14,114	18%	$12,837	17%
Commercial real estate loans	46,820	38%	50,412	38%	44,215	36%	43,854	34%	44,979	35%
Construction and land loans	4,949	3%	3,039	2%	6,322	3%	4,041	2%	4,465	3%
Residential loans	9,773	41%	10,449	39%	10,544	39%	10,374	41%	10,732	40%
Home equity loans	835	2%	1,035	2%	1,085	2%	1,003	2%	1,020	2%
Consumer and other loans	630	3%	391	3%	520	3%	382	3%	322	3%
Unallocated (3)	—	—%	—	—%	—	—%	2,070	—%	2,016	—%
Total allowance for loan losses	$74,742	100%	$78,077	100%	$78,500	100%	$75,838	100%	$76,371	100%
_________________

(1)	Percent refers to the amount of loans in each category as a percent of total loans.

(2)	Includes both commercial and industrial loans and commercial tax-exempt loans.

(3)
As of December 31, 2015, the unallocated reserve was allocated to the qualitative factors as part of the general reserves (ASC 450). The allocation had no effect on the 2015 provision/ (credit) for loan losses.

The allowance for loan losses decreased $3.4 million from $78.1 million, or 1.28% of total loans, at December 31, 2016 to $74.7 million, or 1.15% of total loans, at December 31, 2017. The decrease in the overall allowance for loan losses was due to a decline in loss factors, partially offset by the mix in the loan portfolio, an increase in criticized loans, and loan growth.
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

	For the year ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Net loans (charged-off)/ recoveries:
New England	$1,839	$1,954	$(502)	$(1,686)	$(2,422)
San Francisco Bay Area	3,161	4,693	4,217	3,671	2,576
Southern California	(666)	(135)	502	3,882	2,160
Total net loans (charged-off)/ recoveries	$4,334	$6,512	$4,217	$5,867	$2,314
Nonperforming assets. The Company’s nonperforming assets include nonaccrual loans and OREO, if any. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of deeds in lieu of foreclosure. As of December 31, 2017, nonperforming assets totaled $14.3 million, or 0.17% of total assets, a decrease of $4.7 million, or 25%, compared to $19.0 million, or 0.24% of total assets, as of December 31, 2016.
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest in accordance with the contractual terms of the loan agreement is in doubt. Despite a loan having a current payment status, if the Bank has reason to believe it may not collect all principal and interest on the loan in accordance with the related contractual terms, the Bank will generally discontinue the accrual of interest income and will apply any future interest payments received to principal. Of the $14.3 million of loans on nonaccrual status as of December 31, 2017, $1.3 million, or 9%, had a current payment status, $3.4 million, or 24%, were 30-89 days past due, and $9.6 million, or 67%, were 90 days or more past due. Of the $17.3 million of loans on nonaccrual status as of December 31, 2016, $5.1 million, or 29%, had a current payment status, $2.2 million, or 13%, were 30-89 days past due, and $10.0 million, or 58%, were 90 days or more past due.
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
Delinquencies. The past due status of a loan is determined in accordance with its contractual repayment terms. All loan types are reported past due when one scheduled payment is due and unpaid for 30 days or more. Loans 30-89 days past due increased $9.9 million, or 66%, to $25.0 million as of December 31, 2017 from $15.1 million as of December 31, 2016. Loan delinquencies can be attributed to many factors, such as continuing weakness in, or deteriorating, economic conditions in the region in which the collateral is located, the loss of a tenant or lower lease rates for commercial borrowers, or the loss of income for consumers and the resulting liquidity impacts on the borrowers. Further deterioration in the credit condition of these delinquent loans could lead to the loans going to nonaccrual status and/or being downgraded. Downgrades would generally result in additional provision for loan losses. Past due loans may be included with accruing substandard loans.
In certain instances, although very infrequently, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans 90 days or more past due, but still accruing, as of December 31, 2017 and 2016.
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
Impaired loans individually evaluated for impairment in the allowance for loan and lease losses totaled $22.6 million as of December 31, 2017, a decrease of $3.4 million, or 13%, compared to $26.0 million at December 31, 2016. As of December 31, 2017, $8.1 million of the individually evaluated impaired loans had $0.7 million in specific reserve allocations. The remaining $14.5 million of individually evaluated impaired loans did not have specific reserve allocations due to the adequacy of collateral, prior charge-offs taken, interest collected and applied to principal, or a combination of these items. As of December 31, 2016, $11.4 million of individually evaluated impaired loans had $1.1 million in specific reserve allocations, and the remaining $14.6 million of individually evaluated impaired loans did not have specific reserve allocations.

The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. As of December 31, 2017 and 2016, TDRs totaled $13.6 million and $18.1 million, respectively. The decrease in TDRs primarily related to the payoff of seven loans in New England and two loans in the San Francisco Bay Area. As of December 31, 2017, $11.1 million of the $13.6 million of TDRs were on accrual status. As of December 31, 2016, $12.4 million of the $18.1 million of TDR loans were on accrual status. As of December 31, 2017 and 2016, the Company had no commitments to lend additional funds to debtors for loans whose terms had been modified in a troubled debt restructuring.
The following table sets forth information regarding nonaccrual loans, OREO, loans past due 90 days or more but still accruing, delinquent loans 30-89 days past due as to interest or principal held by the Bank, and TDRs at the dates indicated.

	December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Loans accounted for on a nonaccrual basis	$14,295	$17,315	$26,571	$44,182	$44,762
OREO	—	1,690	776	929	776
Total nonperforming assets	$14,295	$19,005	$27,347	$45,111	$45,538
Loans past due 90 days or more, but still accruing	$—	$—	$—	$—	$65
Delinquent loans 30-89 days past due	$25,048	$15,137	$13,094	$6,960	$13,742
Troubled debt restructured loans (1)	$13,580	$18,078	$30,583	$44,768	$54,479
Nonaccrual loans as a % of total loans	0.22%	0.28%	0.46%	0.84%	0.88%
Nonperforming assets as a % of total assets	0.17%	0.24%	0.36%	0.66%	0.71%
Delinquent loans 30-89 days past due as a % of total loans (2)	0.39%	0.25%	0.23%	0.13%	0.27%
_____________________

(1)	Includes $2.5 million, $5.7 million, $12.0 million, $20.5 million, and $26.1 million also reported in nonaccrual loans as of December 31, 2017, 2016, 2015, 2014, and 2013 respectively.

(2)	Excludes loans past due 90 days or more, but still accruing, of $0.1 million as of December 31, 2013.
A rollforward of nonaccrual loans for the years ended December 31, 2017 and 2016 is presented in the table below:

	December 31,
	2017	2016
	(In thousands)
Nonaccrual loans, beginning of year	$17,315	$26,571
Transfers in to nonaccrual status	11,217	10,388
Transfers out to OREO	—	(1,944)
Transfers out to accrual status	(3,585)	(2,075)
Charge-offs	(800)	(3,679)
Paid off/ paid down	(9,852)	(11,946)
Nonaccrual loans, end of year	$14,295	$17,315

The following table presents a summary of credit quality by geography, based on the location of the regional offices:

	December 31,
	2017	2016
	(In thousands)
Nonaccrual loans:
New England	$6,061	$10,081
San Francisco Bay Area	1,473	2,989
Southern California	6,761	4,245
Total nonaccrual loans	$14,295	$17,315
Loans 30-89 days past due and accruing:
New England	$19,725	$10,311
San Francisco Bay Area	1,911	591
Southern California	3,412	4,235
Total loans 30-89 days past due	$25,048	$15,137
Accruing substandard loans:
New England	$10,911	$10,972
San Francisco Bay Area	11,615	15,890
Southern California	30,826	36,809
Total accruing substandard loans	$53,352	$63,671

The following table presents a summary of the credit quality by loan type. The loan type assigned to the credit quality data is based on the purpose of the loan.

	December 31,
	2017	2016
	(In thousands)
Nonaccrual loans:
Commercial and industrial	$748	$572
Commercial tax-exempt	—	—
Commercial real estate	1,985	4,583
Construction and land	110	179
Residential	8,470	10,908
Home equity	2,840	1,072
Consumer and other	142	1
Total nonaccrual loans	$14,295	$17,315
Loans 30-89 days past due and accruing:
Commercial and industrial	$11,752	$1,619
Commercial tax-exempt	—	—
Commercial real estate	4,043	3,096
Construction and land	—	—
Residential	8,874	4,182
Home equity	355	245
Consumer and other	24	5,995
Total loans 30-89 days past due	$25,048	$15,137
Accruing substandard loans:
Commercial and industrial	$10,951	$9,277
Commercial tax-exempt	—	—
Commercial real estate	34,455	49,696
Construction and land	6,596	3,297
Residential	1,349	1,399
Home equity	—	—
Consumer and other	1	2
Total accruing substandard loans	$53,352	$63,671

Interest income recorded on nonaccrual loans and accruing TDRs and interest income that would have been recorded if the nonaccrual loans and accruing TDRs had been performing in accordance with their original terms for the full year or, if originated during the year, since origination are presented in the table below:

	Year ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Loans accounted for on a nonaccrual basis	$14,295	$17,315	$26,571	$44,182	$44,762
Interest income recorded during the year on these loans (1)	384	322	315	1,202	512
Interest income that would have been recorded on these nonaccrual loans during the year if the loans had been performing in accordance with their original terms and had been outstanding for the full year or since origination, if held for part of the year	701	1,091	2,041	3,001	3,320
Accruing troubled debt restructured loans	11,115	12,401	18,614	24,305	28,398
Interest income recorded during the year on these accruing TDR loans	616	652	822	1,094	1,194
Interest income that would have been recorded on these accruing TDR loans during the year if the loans had been performing in accordance with their original terms and had been outstanding for the full year or since origination, if held for part of the year	623	685	1,239	1,618	1,824
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
The Bank has identified approximately $53.4 million in potential problem loans at December 31, 2017, a decrease of $10.3 million, or 16%, compared to $63.7 million at December 31, 2016. This decrease was primarily due to the $9.2 million payoff of an accruing substandard commercial real estate loan in the San Francisco Bay Area region. Numerous factors impact the level of potential problem loans including economic conditions and real estate values. These factors affect the borrower’s liquidity and, in some cases, the borrower’s ability to comply with loan covenants such as debt service coverage. When there is a loss of a major tenant in a commercial real estate building, the appraised value of the building generally declines. Loans may be downgraded when this occurs as a result of the additional risk to the borrower in obtaining a new tenant in a timely manner and negotiating a lease with similar or better terms than the previous tenant. In many cases, these loans are still current and paying as agreed, although future performance may be impacted.

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

At December 31, 2017, the Company’s cash and cash equivalents amounted to $120.5 million. The Holding Company’s cash and cash equivalents amounted to $66.4 million at December 31, 2017. Management believes that the Holding Company and its affiliates, including the Bank, have adequate liquidity to meet their commitments for the foreseeable future.
Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At December 31, 2017, consolidated cash and cash equivalents and available-for-sale securities, less securities pledged against current borrowings and derivatives, amounted to $1.3 billion, or 15% of total assets, compared to $1.3 billion, or 16% of total assets at December 31, 2016. Future loan growth may depend upon the Company’s ability to grow its core deposit levels. In addition, the Company has access to available borrowings through the FHLB totaling $1.2 billion as of December 31, 2017 compared to $0.9 billion at December 31, 2016. Combined, this liquidity totals $2.5 billion, or 30% of assets and 38% of total deposits as of December 31, 2017 compared to $2.2 billion, or 28% of assets and 37% of total deposits at December 31, 2016.
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
Holding Company Liquidity. The Company and some of the Company’s majority-owned affiliates hold put and call options that would require the Company to purchase (and the noncontrolling interest owners of the majority-owned affiliates to sell) the remaining noncontrolling interests in these companies at either a contractually predetermined fair value, a multiple of EBITDA, or fair value, as determined by the respective agreements. At December 31, 2017, the estimated maximum redemption value for these affiliates related to outstanding put options was $17.5 million, all of which could be redeemed within the next 12 months, under certain circumstances, and is classified on the consolidated balance sheets as redeemable noncontrolling interests. These put and call options are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data - Note 14: Noncontrolling Interests.”
The Holding Company’s primary sources of funds are dividends from its affiliates and access to the capital and debt markets. The Holding Company recognized $4.9 million in net income from discontinued operations during the year ended December 31, 2017 related to a revenue sharing agreement with Westfield. This revenue sharing agreement is in effect through December 2017, and the terms of this agreement are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data - Note 3: Acquisitions, Asset Sales, and Divestitures.” After the December 2017 payments under the revenue sharing agreement are received in the first quarter of 2018, the Company will not receive additional net income from Westfield. Although not a primary source of funds, the Holding Company has generated liquidity from the sale of affiliates in past and anticipates generating additional funds at the time of the Anchor sale closing. Pursuant to the Anchor sale agreement, the Holding Company will be entitled to future payments that have a net present value of approximately $15 million. The Dividends from the Bank are limited by various regulatory requirements relating to capital adequacy and retained earnings. See Part II. Item 5. “Market for Registrant’s Common Equity, Related Stockholders Matters, and Issuers Purchases of Equity Securities” for further details.
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
The Company is required to pay interest quarterly on its junior subordinated debentures. The estimated cash outlay for 2018 for the interest payments is approximately $3.4 million based on the debt outstanding at December 31, 2017 and estimated LIBOR.
The Company presently plans to pay cash dividends on its common stock on a quarterly basis dependent upon a number of factors such as profitability, Holding Company liquidity, and the Company’s capital levels. However, the ultimate declaration of dividends by the board of directors of the Company will depend on consideration of, among other things, recent financial trends and internal forecasts, regulatory limitations, alternative uses of capital deployment, general economic conditions, and regulatory changes to capital requirements. Based on the current quarterly dividend rate of $0.12 per share, as announced by the Company on January 17, 2018, and estimated shares outstanding, the Company estimates that the amount to be paid out for dividends to common shareholders in 2018 will be approximately $41.0 million. The estimated dividend payments in 2018 could increase or decrease if the Company’s board of directors votes to increase or decrease, respectively, the current dividend rate, and/or the number of shares outstanding changes significantly.
Based on the stock outstanding of 6.95% Non-Cumulative Perpetual Preferred Stock, Series D (“the Series D”), and the dividend rate, the Company expects to pay $3.5 million in cash dividends on preferred stock in 2018. Although the rate of interest is set in the terms of the preferred stock, the quarterly preferred stock dividend payments are subject to approval by the Company’s board of directors. The Series D is callable by the Company beginning in June 2018. Should the Company call the Series D, the amount of cash outlay for dividend payments will be reduced.
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
From time to time, the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. At December 31, 2017, the Bank had unused federal fund lines of credit totaling $435.0 million with correspondent institutions to provide it with immediate access to overnight borrowings, compared to $485.0 million at December 31, 2016. At December 31, 2017 the Bank had $30.0 million outstanding borrowings under the federal funds lines with these correspondent institutions and had $80.0 million of outstanding borrowings under the federal funds lines at December 31, 2016. Certain liquidity sources, such as federal funds lines, may be withdrawn by the correspondent bank at any time especially in the event of financial deterioration of the Bank.
The Bank also has access to brokered deposits with several institutions that have nationwide distribution capabilities. The Bank also participates in deposit placement services that can be used to provide customers to expanded deposit insurance coverage. At December 31, 2017 the Bank had $780.2 million in deposits related to these funding sources as compared to $783.3 million at December 31, 2016.
If the Bank is no longer able to utilize the FHLB for borrowing, collateral currently used for FHLB borrowings could be transferred to other facilities such as the Federal Reserve’s discount window. In addition, the Bank could increase its usage of brokered deposits. Other borrowing arrangements may have higher rates than the FHLB would typically charge.

Consolidated cash flow comparison for the years ended December 31, 2017 and 2016
Net cash provided by operating activities of continuing operations totaled $97.1 million and $100.6 million for the years ended December 31, 2017 and 2016, respectively. Cash flows from operating activities of continuing operations are generally the cash effects of transactions and other events that enter into the determination of net income of continuing operations. Cash provided by operating activities of continuing operations decreased $3.5 million from 2016 to 2017 primarily driven by net income after adjusting for noncash items as well as lower net proceeds from sale of loans originated and held for sale.
Net cash used in investing activities totaled $354.3 million and $692.8 million for the years ended December 31, 2017 and 2016, respectively. Investing activities of the Company include certain loan activities, investment activities and capital expenditures. Cash used in investing activities decreased $338.5 million from 2016 to 2017 primarily due to lower purchases of investments net of sales, maturities, redemptions and principal payments as well as the net payment in 2016 for sale of offices and related deposits which was not repeated in 2017. These changes were partially offset by an additional purchase of BOLI in 2017.
Net cash provided by financing activities totaled $266.3 million and $454.5 million for the years ended December 31, 2017 and 2016, respectively. Cash provided by financing activities decreased $188.2 million from 2016 to 2017. The decrease in cash provided by financing activities is related primarily to the higher net change in FHLB borrowings and federal funds purchased in 2016 partially offset by higher deposit growth in 2017.

Net cash provided by operating activities of discontinued operations totaled $4.9 million for the year ended December 31, 2017, compared to net cash provided by operating activities of discontinued operations of $5.5 million for the year ended December 31, 2016. Cash flows from operating activities of discontinued operations relate to the ongoing revenue sharing agreement with a divested affiliate, which will end in the first quarter of 2018.

Consolidated cash flow comparison for the years ended December 31, 2016 and 2015
Net cash provided by operating activities of continuing operations totaled $100.6 million and $87.5 million for the years ended December 31, 2016 and 2015, respectively. Cash flows from operating activities of continuing operations are generally the cash effects of transactions and other events that enter into the determination of net income of continuing operations. Cash provided by operating activities of continuing operations increased $13.1 million from 2015 to 2016 primarily driven by an increase in net income from continuing operations.
Net cash used in investing activities totaled $692.8 million and $694.8 million for the years ended December 31, 2016 and 2015, respectively. Investing activities of the Company include certain loan activities, investment activities and capital expenditures. Cash used in investing activities decreased $2.0 million from 2015 to 2016 and was due primarily to the net charge in investment activity and net increase in portfolio loans.
Net cash provided by financing activities totaled $454.5 million and $667.0 million for the years ended December 31, 2016 and 2015, respectively. Cash provided by financing activities decreased $212.5 million from 2015 to 2016. The decrease in cash provided by financial activity in 2016 is primarily due to the decrease in deposit growth partially offset by an increase in FHLB borrowings and federal funds purchased.
Net cash provided by operating activities of discontinued operations totaled $5.5 million for the year ended December 31, 2016, compared to cash provided by operating activities of discontinued operations of $6.4 million for the year ended December 31, 2015. Cash flows from operating activities of discontinued operations relate to the ongoing revenue sharing agreement with a divested affiliate.

Capital Resources
Total shareholders’ equity at December 31, 2017 was $785.9 million, compared to $768.5 million at December 31, 2016, an increase of $17.5 million, or 2%. The increase in shareholders’ equity was primarily the result of net income amortization of stock compensation, the change in other comprehensive income/ (loss), and the exercise of warrants and stock options, partially offset by dividends paid, and the forfeit of incentive stock grants.
As a bank holding company, the Company is subject to various regulatory capital requirements administered by federal agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements.
See Part II. Item 8. “Financial Statements and Supplementary Data - Note 24: Regulatory Matters” for additional details, including the regulatory capital and capital ratios table, and Part I, Item 1. "Business Supervision and Regulation - Capital Adequacy and Safety and Soundness."

Contractual Obligations
The tables below present a detail of the maturities of the Company’s contractual obligations and commitments as of December 31, 2017. See Part II. Item 8. “Financial Statements and Supplementary Data - Notes 11 through 13” for terms of borrowing arrangements and interest rates.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Federal Home Loan Bank Borrowings	$693,681	$529,720	$113,383	$41,030	$9,548
Securities sold under agreements to repurchase	32,169	32,169	—	—	—
Federal fund purchased	30,000	30,000
Junior subordinated debentures	106,363	—	—	—	106,363
Operating lease obligations	158,045	21,066	40,222	38,681	58,076
Deferred compensation and benefits (1)	29,954	1,712	6,776	5,055	16,411
Data processing	4,224	4,224	—	—	—
Bonus and commissions	8,511	8,511	—	—	—
Severance accrual	337	337	—	—	—
Other long-term obligations	369	208	161	—	—
Total contractual obligations at December 31, 2017	$1,063,653	$627,947	$160,542	$84,766	$190,398
___________

(1)	Includes supplemental executive retirement plans, deferred compensation plan, salary continuation plans, long term incentive plans, and split dollar life insurance.
The amounts below related to commitments to originate loans, unused lines of credit, and standby letters of credit are at the discretion of the client and may never actually be drawn upon. The contractual amount of the Company’s financial instruments with off-balance sheet risk are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Unadvanced portion of loans, unused lines of credit, and commitments to originate loans	$1,463,334	$598,856	$149,035	$28,592	$686,851
Standby letters of credit	46,291	43,474	2,817	—	—
Forward commitments to sell loans	16,886	16,886	—	—	—
Total commitments at December 31, 2017	$1,526,511	$659,216	$151,852	$28,592	$686,851

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

Recent Accounting Pronouncements
See Part II. Item 8. “Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies” for a description of upcoming changes to accounting principles generally accepted in the United States that may impact the Company.

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
ALCO primarily manages interest rate risk by examining detailed simulations that model the impact that various interest rate environments may have on NII and which take into account the re-pricing, maturity and prepayment characteristics of individual products and investments. ALCO most directly looks at the impact of parallel ramp scenarios over one-year and two-year horizons in which market interest rates are gradually increased or decreased up to 200 basis points. These particular simulation results, along with longer horizons and other complementary analyses that model interest rate shocks and economic value of equity (“EVE”), are reviewed to determine whether the exposure of NII to interest rate changes is within risk limits set and monitored at both the ALCO and Board levels. While ALCO and ALM practitioners review simulation assumptions to ensure reasonability, future results are not fully predictable. Both market assumptions and the actual re-pricing, maturity, and prepayment characteristics of individual products may differ from the estimates used in the simulations.
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

•
The model utilizes the FHLB, LIBOR, and Treasury yield curves in effect as of December 31, 2017. Other market rates used in this analysis include the Prime rate and Federal Funds rate, which were 4.50% and 1.50% respectively, at December 31, 2017. All interest rate changes are assumed to occur in the first 12 months and remain flat thereafter. All market rates are floored at 0.00% (Federal Funds, Treasury yields, LIBOR, FHLB), while the Prime rate is floored at 3.00%. All points on the market yield curves increase/decrease congruently.

The following table presents the estimated impact of interest rate changes on pro-forma NII for the Company over a 12-month period:

	Twelve months beginning January 1, 2018
	$ Change	% Change
	(In thousands)
Parallel Ramp Up 200 basis points	$2,252	1.08%
Down Parallel Ramp 100 basis points	$(2,361)	(1.00)%

	Twelve months beginning January 1, 2017
	$ Change	% Change
	(In thousands)
Parallel Ramp Up 200 basis points	$3,745	1.74%
Down Parallel Ramp 100 basis points	$(3,073)	(1.43)%
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
At December 31, 2017, the Company’s overall balance sheet was immediately asset-sensitive. The actual ability to reprice certain interest-bearing liabilities depends on other factors in addition to the movement of interest rates. These factors include competitor pricing, the current rate paid on interest-bearing liabilities, and alternative products offered in the financial market place. Most importantly, non-maturity deposits do not have a formal re-pricing date and are priced based on management discretion.  They are gapped as re-pricing in 3-6 months when, in fact, they may not. The Bank does not attempt to perfectly match interest rate sensitive assets and liabilities and will selectively mismatch its assets and liabilities to a controlled degree when management considers such a mismatch both appropriate and prudent.
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

The following table presents the repricing schedule for the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2017:

	Within Three Months	Over Three to Six Months	Over Six to Twelve Months	Over One Year to Five Years	Over Five Years	Total
	(In thousands)
Interest-earning assets (1):
Interest bearing cash	$70,328	$—	$—	$—	$—	$70,328
Investment securities	64,940	32,884	64,120	523,732	559,228	1,244,904
FHLB and Federal Reserve stock	59,973	—	—	—	—	59,973
Loans held for sale (2)	4,697	—	—	—	—	4,697
Loans—Fixed rate (5)	140,959	141,489	239,806	1,193,158	386,431	2,101,843
Loans—Variable rate	1,888,320	257,930	413,480	1,451,027	392,428	4,403,185
Total interest-earning assets	$2,229,217	$432,303	$717,406	$3,167,917	$1,338,087	$7,884,930
Interest-bearing liabilities (3):
Savings and NOW accounts (4)	$—	$716,296	$—	$—	$—	$716,296
Money market accounts (4) (5)	—	3,121,811	—	—	—	3,121,811
Certificates of deposit	214,594	183,780	133,873	114,198	3	646,448
Securities sold under agreements to repurchase	—	32,169	—	—	—	32,169
Federal funds purchased	30,000	—	—	—	—	30,000
FHLB borrowings	452,114	26,115	51,826	155,018	8,608	693,681
Junior subordinated debentures	103,093	—	—	—	3,270	106,363
Total interest-bearing liabilities	$799,801	$4,080,171	$185,699	$269,216	$11,881	$5,346,768
Net interest sensitivity gap during the period	$1,429,416	$(3,647,868)	$531,707	$2,898,701	$1,326,206	$2,538,162
Cumulative gap	$1,429,416	$(2,218,452)	$(1,686,745)	$1,211,956	$2,538,162
Interest-sensitive assets as a percent of interest-sensitive liabilities (cumulative)	278.72%	54.54%	66.70%	122.72%	147.47%
Cumulative gap as a percent of total assets	17.20%	(26.69)%	(20.29)%	14.58%	30.54%
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

(2)	Loans held for sale are typically sold within three months of origination.

(3)	Does not include $2.0 billion of demand accounts because they are non-interest bearing.

(4)	While savings, NOW and money market accounts can be withdrawn any time, management believes they have characteristics that make their effective maturity longer.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
	(In thousands, except share and per share data)
Assets:
Cash and cash equivalents	$120,541	$106,557
Investment securities available-for-sale (amortized cost of $1,182,427 and $1,283,161 at December 31, 2017 and 2016, respectively)	1,170,328	1,264,132
Investment securities held-to-maturity (fair value of $73,781 and $92,604 at December 31, 2017 and 2016, respectively)	74,576	93,079
Stock in Federal Home Loan Bank and Federal Reserve Bank	59,973	44,077
Loans held for sale	4,697	3,464
Total loans	6,505,028	6,114,354
Less: Allowance for loan losses	74,742	78,077
Net loans	6,430,286	6,036,277
Other real estate owned (“OREO”)	—	1,690
Premises and equipment, net	37,640	31,827
Goodwill	75,598	142,554
Intangible assets, net	16,083	26,725
Fees receivable	11,154	13,400
Accrued interest receivable	22,322	20,479
Deferred income taxes, net	29,031	55,460
Other assets	259,515	130,753
Total assets	$8,311,744	$7,970,474
Liabilities:
Deposits	$6,510,246	$6,085,146
Securities sold under agreements to repurchase	32,169	59,624
Federal funds purchased	30,000	80,000
Federal Home Loan Bank borrowings	693,681	734,205
Junior subordinated debentures	106,363	106,363
Other liabilities	135,880	119,683
Total liabilities	7,508,339	7,185,021
Redeemable Noncontrolling Interests	17,461	16,972
Shareholders’ Equity:
Preferred stock, $1.00 par value; authorized: 2,000,000 shares; Series D, 6.95% Non-Cumulative Perpetual, issued and outstanding: 50,000 shares at December 31, 2017 and December 31, 2016; liquidation preference: $1,000 per share	47,753	47,753
Common stock, $1.00 par value; authorized: 170,000,000 shares; issued and outstanding: 84,208,538 shares at December 31, 2017 and 83,731,769 shares at December 31, 2016	84,208	83,732
Additional paid-in capital	607,929	597,454
Retained earnings/ (accumulated deficit)	49,526	47,929
Accumulated other comprehensive income/ (loss)	(8,658)	(12,548)
Total Company’s shareholders’ equity	780,758	764,320
Noncontrolling interests	5,186	4,161
Total shareholders’ equity	785,944	768,481
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$8,311,744	$7,970,474

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$228,964	$201,349	$192,184
Taxable investment securities	6,393	6,230	4,403
Non-taxable investment securities	6,622	5,754	4,758
Mortgage-backed securities	13,391	12,416	10,933
Federal funds sold and other	3,325	1,890	1,390
Total interest and dividend income	258,695	227,639	213,668
Interest expense:
Deposits	20,884	16,571	16,002
Federal Home Loan Bank borrowings	9,883	8,008	7,959
Junior subordinated debentures	2,919	2,427	3,875
Repurchase agreements and other short-term borrowings	323	195	62
Total interest expense	34,009	27,201	27,898
Net interest income	224,686	200,438	185,770
Provision/ (credit) for loan losses	(7,669)	(6,935)	(1,555)
Net interest income after provision/ (credit) for loan losses	232,355	207,373	187,325
Fees and other income:
Investment management fees	45,515	44,410	45,694
Wealth advisory fees	52,559	50,581	50,437
Wealth management and trust fees	45,362	43,980	51,309
Other banking fee income	8,915	12,050	8,440
Gain on sale of loans, net	451	667	1,207
Gain/ (loss) on sale of investments, net	376	521	236
Gain/ (loss) on OREO, net	(46)	306	124
Gain/ (loss) on sale of affiliates or offices	(1,264)	2,862	—
Other	2,098	3,410	3,722
Total fees and other income	153,966	158,787	161,169
Operating expense:
Salaries and employee benefits	178,406	163,767	159,401
Occupancy and equipment	30,165	28,007	27,861
Professional services	13,763	11,576	12,861
Marketing and business development	7,766	7,626	9,063
Information systems	21,796	19,229	17,020
Amortization of intangibles	5,601	6,282	6,711
Impairment of goodwill	24,901	9,528	—
FDIC insurance	2,969	3,484	3,979
Restructuring	—	2,017	3,724
Other	14,569	13,437	14,561
Total operating expense	299,936	264,953	255,181
Income before income taxes	86,385	101,207	93,313
Income tax expense	46,196	30,963	30,392
Net income from continuing operations	40,189	70,244	62,921
Net income from discontinued operations	4,870	5,541	6,411
Net income before attribution to noncontrolling interests	45,059	75,785	69,332
(Continued)

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except share and per share data)
Less: Net income attributable to noncontrolling interests	4,468	4,157	4,407
Net income attributable to the Company	$40,591	$71,628	$64,925
Adjustments to net income attributable to the Company to arrive at net income attributable to common shareholders	(4,887)	(4,063)	(3,011)
Net income attributable to common shareholders for earnings per share calculation	$35,704	$67,565	$61,914
Basic earnings per share attributable to common shareholders:
From continuing operations:	$0.37	$0.76	$0.69
From discontinued operations:	$0.06	$0.07	$0.08
Total attributable to common shareholders:	$0.43	$0.83	$0.77
Weighted average basic common shares outstanding	82,430,633	81,264,273	80,885,253
Diluted earnings per share attributable to common shareholders:
From continuing operations:	$0.36	$0.74	$0.66
From discontinued operations:	$0.06	$0.07	$0.08
Total attributable to common shareholders:	$0.42	$0.81	$0.74
Weighted average diluted common shares outstanding	84,802,565	83,209,126	83,393,090
See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Net income attributable to the Company	$40,591	$71,628	$64,925
Other comprehensive income/ (loss), net of tax:
Unrealized gain/ (loss) on securities available-for-sale	4,719	(11,358)	(1,349)
Reclassification adjustment for net realized (gain)/ loss included in net income	(222)	(331)	(139)
Net unrealized gain/ (loss) on securities available-for-sale	4,497	(11,689)	(1,488)
Unrealized gain/ (loss) on cash flow hedges	190	(461)	(1,554)
Reclassification adjustment for net realized (gain)/ loss included in net income	688	979	2,354
Net unrealized gain/ (loss) on cash flow hedges	878	518	800
Unrealized gain/ (loss) on other	50	123	(115)
Net unrealized gain/ (loss) on other	50	123	(115)
Other comprehensive income/ (loss), net of tax	5,425	(11,048)	(803)
Total comprehensive income attributable to the Company, net	$46,016	$60,580	$64,122
 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/ (Loss)	Noncontrolling Interests	Total
	(In thousands, except share data)
Balance at December 31, 2014	$47,753	$82,962	$610,903	$(37,396)	$(697)	$386	$703,911
Net income attributable to the Company	—	—	—	64,925	—	—	64,925
Other comprehensive income/ (loss), net	—	—	—	—	(803)	—	(803)
Dividends paid to common shareholders: $0.36 per share	—	—	(16,703)	(12,905)	—	—	(29,608)
Dividends paid to preferred shareholders	—	—	(1,737)	(1,738)	—	—	(3,475)
Net change in noncontrolling interests	—	—	—	—	—	3,007	3,007
Net proceeds from issuance of:
138,463 shares of common stock	—	138	1,437	—	—	—	1,575
738,025 shares of incentive stock grants, net of 408,638 shares canceled or forfeited and 168,490 shares withheld for employee taxes	—	161	(2,251)	—	—	—	(2,090)
Amortization of stock compensation and employee stock purchase plan	—	—	9,820	—	—	—	9,820
Stock options exercised	—	150	1,056	—	—	—	1,206
Tax benefit/ (deficiency) from certain stock compensation awards	—	—	(1,262)	—	—	—	(1,262)
Other equity adjustments	—	—	(593)	—	—	—	(593)
Balance at December 31, 2015	$47,753	$83,411	$600,670	$12,886	$(1,500)	$3,393	$746,613

Balance at December 31, 2015	$47,753	$83,411	$600,670	$12,886	$(1,500)	$3,393	$746,613
Net income attributable to the Company	—	—	—	71,628	—	—	71,628
Other comprehensive income/ (loss), net	—	—	—	—	(11,048)	—	(11,048)
Dividends paid to common shareholders: $0.40 per share	—	—	—	(33,110)	—	—	(33,110)
Dividends paid to preferred shareholders	—	—	—	(3,475)	—	—	(3,475)
Net change in noncontrolling interests	—	—	—	—	—	768	768
Repurchase of 785,542 shares of common stock	—	(786)	(8,537)	—	—	—	(9,323)
Net proceeds from issuance of:
165,934 shares of common stock	—	166	1,413	—	—	—	1,579
599,673 shares of incentive stock grants, net of 343,929 shares canceled or forfeited and 63,235 shares withheld for employee taxes	—	193	(930)	—	—	—	(737)
Exercise of warrants	—	517	(517)	—	—	—	—
Amortization of stock compensation and employee stock purchase plan	—	—	4,112	—	—	—	4,112
Stock options exercised	—	231	1,494	—	—	—	1,725
Tax benefit/ (deficiency) from certain stock compensation awards	—	—	(620)	—	—	—	(620)
Other equity adjustments	—	—	369	—	—	—	369
Balance at December 31, 2016	$47,753	$83,732	$597,454	$47,929	$(12,548)	$4,161	$768,481
(Continued)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/ (Loss)	Noncontrolling Interests	Total
	(In thousands, except share data)
Balance at December 31, 2016	$47,753	$83,732	$597,454	$47,929	$(12,548)	$4,161	$768,481
Reclassification due to the adoption of ASU 2018-02	—	—	—	1,535	(1,535)	—	—
Net income attributable to the Company	—	—	—	40,591	—	—	40,591
Other comprehensive income/ (loss), net	—	—	—	—	5,425	—	5,425
Dividends paid to common shareholders: $0.44 per share	—	—	—	(37,054)	—	—	(37,054)
Dividends paid to preferred shareholders	—	—	—	(3,475)	—	—	(3,475)
Net change in noncontrolling interests	—	—	—	—	—	1,025	1,025
Net proceeds from issuance of:
140,284 shares of common stock	—	140	1,461	—	—	—	1,601
99,927 incentive stock grant shares canceled or forfeited and 91,100 shares withheld for employee taxes	—	(191)	(1,239)	—	—	—	(1,430)
Exercise of warrants	—	419	2,584	—	—	—	3,003
Amortization of stock compensation and employee stock purchase plan	—	—	8,275	—	—	—	8,275
Stock options exercised	—	108	774	—	—	—	882
Other equity adjustments	—	—	(1,380)	—	—	—	(1,380)
Balance at December 31, 2017	$47,753	$84,208	$607,929	$49,526	$(8,658)	$5,186	$785,944

 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income attributable to the Company	$40,591	$71,628	$64,925
Adjustments to arrive at net income from continuing operations
Net income attributable to noncontrolling interests	4,468	4,157	4,407
Net pre-tax gain from operating activities of discontinued operations	(8,326)	(9,452)	(11,234)
Tax expense from discontinued operations	3,456	3,911	4,823
Net income from continuing operations	40,189	70,244	62,921
Adjustments to reconcile net income from continuing operations to net cash provided by/ (used in) operating activities:
Depreciation and amortization	21,023	23,441	22,187
Net income attributable to noncontrolling interests	(4,468)	(4,157)	(4,407)
Stock compensation, net of cancellations	8,275	4,112	9,820
Impairment of goodwill	24,901	9,528	—
Provision/ (credit) for loan losses	(7,669)	(6,935)	(1,555)
Loans originated for sale	(53,287)	(80,539)	(153,445)
Proceeds from sale of loans held for sale	52,508	85,814	153,679
(Gain)/loss on sale of affiliates or offices	1,264	(2,862)	—
Deferred income tax expense/ (benefit)	22,845	2,777	(4,575)
Net decrease/ (increase) in other operating activities	(8,466)	(817)	2,852
Net cash provided by/ (used in) operating activities of continuing operations	97,115	100,606	87,477
Net cash provided by/ (used in) operating activities of discontinued operations	4,870	5,541	6,411
Net cash provided by/ (used in) operating activities	101,985	106,147	93,888
Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(177,021)	(422,315)	(506,529)
Sales	148,407	50,049	34,160
Maturities, redemptions, and principal payments	120,546	165,768	208,467
Investment securities held-to-maturity:
Purchases	(14,945)	—	—
Principal payments	32,912	22,522	23,741
(Investments)/ distributions in trusts, net	(952)	(508)	(165)
Purchase of additional Bank Owned Life Insurance (“BOLI”)	(50,000)	—	—
(Purchase)/ redemption of Federal Home Loan Bank and Federal Reserve Bank stock	(15,896)	(8,896)	(2,900)
Net increase in portfolio loans	(390,003)	(403,670)	(452,675)
Proceeds from recoveries of loans previously charged-off	5,197	10,461	6,253
Proceeds from sale of OREO	1,644	1,337	277
Net payment for sale of offices and related deposits	—	(98,517)	—
Capital expenditures, net of sale proceeds	(14,204)	(9,011)	(5,419)
Net cash provided by/ (used in) investing activities	(354,315)	(692,780)	(694,790)
(Continued)

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	425,100	148,303	586,558
Net (decrease)/ increase in securities sold under agreements to repurchase and other	(27,455)	1,409	27,719
Net (decrease)/ increase in short-term Federal Home Loan Bank borrowings	40,000	310,000	40,000
Net increase/ (decrease) in federal funds purchased	(50,000)	80,000	—
Advances of long-term Federal Home Loan Bank borrowings	50,110	134,779	123,636
Repayments of long-term Federal Home Loan Bank borrowings	(130,634)	(171,898)	(72,462)
Repurchase of common stock	—	(9,323)	—
Dividends paid to common shareholders	(37,054)	(33,110)	(29,608)
Dividends paid to preferred shareholders	(3,475)	(3,475)	(3,475)
Tax benefit/ (deficiency) from certain stock compensation awards	—	(620)	(1,262)
Proceeds from warrant exercises	3,003	—	—
Proceeds from stock option exercises	882	1,725	1,206
Proceeds from issuance of common stock, net	171	842	(515)
Distributions paid to noncontrolling interests	(4,360)	(4,054)	(4,611)
Other equity adjustments	26	(82)	(199)
Net cash provided by/ (used in) financing activities	266,314	454,496	666,987
Net increase/ (decrease) in cash and cash equivalents	13,984	(132,137)	66,085
Cash and cash equivalents at beginning of year	106,557	238,694	172,609
Cash and cash equivalents at end of year	$120,541	$106,557	$238,694
Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$33,502	$27,415	$27,749
Cash paid for income taxes, net of (refunds received)	32,159	33,078	33,318
Change in unrealized gain/ (loss) on securities available-for-sale, net of tax	4,497	(11,689)	(1,488)
Change in unrealized gain/ (loss) on cash flow hedges, net of tax	878	518	800
Change in unrealized gain/ (loss) on other, net of tax	50	123	(115)
Non-cash transactions:
Transfer of net assets into held for sale	58,034	—	—
Loans charged-off	(863)	(3,949)	(2,036)
Loans transferred into/ (out of) other real estate owned from/ (to) held for sale or portfolio	—	1,944	—
Reversal of contingent consideration into income	—	—	2,026

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
The Private Banking segment is comprised of the banking operations of Boston Private Bank & Trust Company (the “Bank” or “Boston Private Bank”), a trust company chartered by The Commonwealth of Massachusetts, insured by the Federal Deposit Insurance Corporation (the “FDIC”), and a wholly-owned subsidiary of the Company. Boston Private Bank is a member of the Federal Reserve Bank of Boston. Boston Private Bank currently operates in three geographic markets: New England, the San Francisco Bay Area, and Southern California.
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
The Investment Management segment currently has two consolidated affiliates, Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”) and Anchor Capital Advisors, LLC (“Anchor”) (together, the “Investment Managers”). In December 2017, the Company entered into an agreement to sell its entire ownership interest in Anchor in a transaction that will result in Anchor being majority-owned by members of its management team. The transaction is expected to close in the first quarter of 2018. This transaction has been approved by the Company’s board of directors and is subject to obtaining client consents, Anchor raising debt financing, and customary closing conditions.
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
Statement of Cash Flows
For purposes of reporting cash flows, the Company considers cash and due from banks which have original maturities with 90 days or less to be cash equivalents.
Cash and Due from Banks
The Bank is required to maintain average reserve balances in an account with the Federal Reserve based upon a percentage of certain deposits. As of December 31, 2017 and 2016, the daily amounts required to be held in the aggregate for the Bank were $3.6 million and $5.0 million, respectively.
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
The Company conducts a quarterly review and evaluation of its investment securities to determine if the decline in fair value of a security below its amortized cost is deemed to be other-than-temporary. Other-than-temporary impairment losses are recognized on securities when: (i) the holder has an intention to sell the security; (ii) it is more likely than not that the security will be required to be sold prior to recovery; or (iii) the holder does not expect to recover the entire amortized cost basis of the security. Other-than-temporary losses are reflected in earnings as a charge against gain on sale of investments, net, to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in accumulated other comprehensive income/ (loss). The Company has no intention to sell any securities in an unrealized loss position at December 31, 2017 nor is it more likely than not that the Company would be required to sell such securities prior to the recovery of the unrealized losses. As of December 31, 2017, the Company believes that all impairments of investment securities are temporary in nature. No other-than-temporary impairment losses were recognized in the consolidated statements of operations for the years ended December 31, 2017, 2016, and 2015.
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
When the Company analyzes its loan portfolio to determine the adequacy of its allowance for loan losses, it categorizes the loans by portfolio segment and class of financing receivable based on the similarities in risk characteristics for the loans. The Company has determined that its portfolio segments and classes of financing receivables are one and the same, with the exception of the commercial and industrial portfolio segment, which consists of other commercial and industrial loans and commercial tax-exempt loans. The level at which the Company develops and documents its allowance for loan loss methodology is consistent with the grouping of financing receivables based upon initial measurement attributes, risk characteristics, and the Company’s method for monitoring and assessing credit risks. These portfolio segments and classes of financing receivables are:

•	Commercial and industrial (portfolio segment)

◦
Other commercial and industrial loans (class of financing receivable) - Commercial and industrial loans include working capital and revolving lines of credit, term loans for equipment and fixed assets, and Small Business Administration (“SBA”) loans.

◦	Commercial tax-exempt loans (class of financing receivable) - Commercial tax-exempt loans include loans to not-for-profit private schools, colleges, and public charter schools.

•
Commercial real estate (segment and class) - Commercial real estate loans are generally acquisition financing for commercial properties such as office buildings, retail properties, apartment buildings, and industrial/warehouse space. In addition, tax-exempt commercial real estate loans are provided for affordable housing development and rehabilitation. These loans are often supplemented with federal, state, and/or local subsidies.

•
Construction and land (segment and class) - Construction and land loans include loans for financing of new developments as well as financing for improvements to existing buildings. In addition, tax-exempt construction and land loans are provided for the construction phase of the commercial tax-exempt and commercial real estate tax-exempt loans described above.

•
Residential mortgage (segment and class) - Residential mortgage loans consist of loans secured by single-family and one- to four-unit properties in excess of the amount eligible for purchase by the Federal National Mortgage Association, which was $424 thousand at December 31, 2017 for the “General” limit and $636 thousand for single-family properties for the “High-Cost” limit, depending on which specific geographic region of the Bank’s primary market areas the loan was originated. While the Bank has no minimum size for mortgage loans, it concentrates its origination activities in the “Jumbo” segment of the market.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Credit Quality Indicators
The Bank uses a risk rating system to monitor the credit quality of its loan portfolio. Loan classifications are assessments made by the Bank of the status of the loans based on the facts and circumstances known to the Bank, including management’s judgment, at the time of assessment. Some or all of these classifications may change in the future if there are unexpected changes in the financial condition of the borrower, including but not limited to, changes resulting from continuing deterioration in general economic conditions on a national basis or in the local markets in which the Bank operates adversely affecting, among other things, real estate values. Such conditions, as well as other factors which adversely affect borrowers’ ability to service or repay loans, typically result in changes in loan default and charge-off rates, and increased provisions for loan losses, which would adversely affect the Company’s financial performance and financial condition. These circumstances are not entirely foreseeable and, as a result, it may not be possible to accurately reflect them in the Company’s analysis of credit risk. Generally, only commercial loans, including commercial real estate, other commercial and industrial loans, commercial tax-exempt loans, and construction and land loans, are given a numerical grade.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The Bank makes a determination of the applicable loss rate for these factors based on relevant local market conditions, credit quality, and portfolio mix. Each quarter, management reviews the loss factors to determine if there have been any changes in its loan portfolio, market conditions, or other risk indicators which would result in a change to the current loss factor.

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
Premises and Equipment
Premises and equipment consists of leasehold improvements, furniture, fixtures, equipment, art, buildings, and land. Equipment consists primarily of computer equipment. Premises and equipment are carried at cost, less accumulated depreciation and amortization. Also included in premises and equipment is technology initiatives in process. Depreciation and amortization are computed primarily by the straight-line method over the estimated useful lives of the assets, or the terms of the leases, if shorter, for leasehold improvements. The estimated useful lives for leasehold improvements and buildings are 5-15 years and 40 years, respectively. The estimated useful life for furniture and fixtures is 2-10 years and is 3-5 years for computer equipment. The costs of improvements that extend the life of an asset are capitalized, while the cost of repairs and maintenance are expensed as incurred. Neither land nor art is depreciated.
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
The excess of the purchase price for acquisitions over the fair value of the net assets acquired, including other intangible assets, is recorded as goodwill. Goodwill is not amortized but is tested for impairment at the reporting unit level, defined as the affiliate level, at least annually in the fourth quarter or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred, based on the guidance in ASC 350, Intangibles -Goodwill and Other (“ASC 350”), as updated by ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). Goodwill impairment exists when a reporting unit’s carrying value of goodwill exceeds its implied fair value. In accordance with ASC 350, intangible assets with an indefinite useful economic life are not amortized, but are subject to impairment testing at the reporting unit on an annual basis, or when events or changes in circumstances indicate that the carrying amounts are impaired.
An entity may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill (“Step 0”). In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, an entity assesses relevant events and circumstances, such as the following:

•	Macroeconomic conditions, such as a deterioration in general economic conditions, limitations on accessing capital, or other developments in equity and credit markets.

•
Industry and market considerations, such as a deterioration in the environment in which an entity operates, an increased competitive environment, a decline in market-dependent multiples or metrics (considered in both

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

absolute terms and relative to peers), a change in the market for an entity’s products or services, or a regulatory or political development.

•	Overall financial performance, such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods.

•	Other relevant entity-specific events, such as changes in management, key personnel, strategy, or customers; contemplation of bankruptcy; or litigation.

•
Events affecting a reporting unit, such as a change in the composition or carrying amount of its net assets; a more-likely-than-not expectation of selling or disposing all, or a portion, of a reporting unit; the testing for recoverability of a significant asset group within a reporting unit; or recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

If, after assessing the totality of events or circumstances such as those described in the preceding paragraph, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative goodwill impairment test, as described below, is unnecessary.
Goodwill is tested for impairment by estimating the fair value of a reporting unit. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions, and selecting an appropriate control premium. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weightings that are most representative of fair value.
Quantitative impairment testing requires a comparison of each reporting unit’s fair value to carrying value to identify potential impairment. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized. In adopting ASU 2017-04, the Company measures that loss as an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Additionally, the Company considers the income tax effect from any tax deductible goodwill on the carrying amount of the reporting unit, if applicable, when measuring the goodwill impairment loss.
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
For the reporting units within the segments, the Company utilizes both the income and market approaches to determine fair value of the reporting units. The income approach is primarily based on discounted cash flows derived from assumptions of income statement activity. For the market approach, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and revenue multiples of comparable companies are selected and applied to the financial services reporting unit’s applicable metrics.
The aggregate fair values of the reporting units are compared to market capitalization as an assessment of the appropriateness of the fair value measurements. A control premium analysis is performed to determine whether the implied control premium was within range of overall control premiums observed in the market place.
If the carrying amount of the reporting unit’s goodwill is greater than the fair value of the reporting unit’s goodwill, an impairment loss must be recognized for the excess (i.e., recorded goodwill must be written down to the implied fair value of the reporting unit’s goodwill). After a goodwill impairment loss for a reporting unit is measured and recognized, the adjusted carrying amount of the reporting unit’s goodwill becomes the new accounting basis for that goodwill.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Income Tax Estimates
The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”). The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting basis for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes for a change in tax rates is recognized in income tax expense/ (benefit) attributable to continuing operations in the period that includes the enactment date. Valuation allowances on deferred tax assets are estimated based on our assessment of the realizability of such amounts. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets.
In accordance with ASC 740, deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of the tax benefit depends upon the existence of sufficient taxable income of the appropriate character within the carry-forward periods.
Management considered the following items in evaluating the need for a valuation allowance:

▪	The Company had cumulative pre-tax income, as adjusted for permanent book-to-tax differences, during the period 2015 through 2017.

▪	Deferred tax assets are expected to reverse in periods when there will be taxable income.

▪	The Company projects sufficient future taxable income to be generated by operations during the available carry-forward period.

▪	The Company considered the impact the Tax Act will have on the Company’s ability to generate sufficient taxable income in the carry-forward periods.

▪	Certain tax planning strategies are available, such as reducing investments in tax-exempt securities.

▪	The Company has not had any operating loss or tax credit carryovers expiring unused in recent years.
The Company believes that it is more likely than not that the net deferred tax asset as of December 31, 2017, which has been re-measured at the federal corporate tax rate of 21%, will be realized based primarily upon the ability to generate future taxable income. The Company does not have any capital losses in excess of capital gains as of December 31, 2017.
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
For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income/ (loss) (a component of shareholders’ equity), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion, if any, of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. On January 1, 2018, the Company elected to early adopt ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, under the modified retrospective transition. Under the new ASU, the concept of ineffectiveness will no longer be used. In accordance with the guidance, the Company will recognize all reclassifications out of accumulated other comprehensive income/ (loss) (other than those related to a hedge transaction probable of not occurring) in earnings.
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
Stock-Based Incentive Plans
At December 31, 2017, the Company has three stock-based incentive compensation plans. These plans encourage and enable the officers, employees, and non-employee directors of the Company to acquire an interest in the Company. The Company accounts for share-based awards in accordance with ASC 718, Compensation – Stock Compensation. Costs resulting from the issuance of such share-based payment awards are required to be recognized in the financial statements based on the grant date fair value of the award. Stock-based compensation expense is recognized over the requisite service period, which is generally the vesting period.
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
For the calculation of the Company’s EPS, see Part II. Item 8. “Financial Statements and Supplementary Data - Note 16: Earnings Per Share.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 replaces existing revenue recognition standards and expands the disclosure requirements for revenue agreements with customers. ASU 2014-09 has been subsequently amended by additional ASUs, including ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, collectively, “ASU 2014-09 et al.” Under the new standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. ASU 2014-09 et al. does not apply to revenue associated with financial instruments such as loans and securities. Therefore, the Company’s net interest income will not be impacted by this new standard. The Company assembled a project team to address the changes pursuant to ASU 2014-09 et al. The project team completed the scope assessment and determined that approximately 60% of our revenue, including all of our interest income and a portion of our noninterest income, is out of scope of the guidance. The contracts that are in scope of the guidance are primarily related to service charges and fees on deposit accounts, wealth management and trust income, wealth advisory income, investment management income, and other service charges, commissions and fees. Our review of these contracts has not identified any material changes in the timing of revenue recognition. On January 1, 2018, we adopted ASU 2014-09 et al. using the modified retrospective transition method, however no cumulative effect adjustment to opening retained earnings as of January 1, 2018 was required. The Company does expect additional financial statement disclosures and associated internal controls to be implemented along with the adoption of this ASU.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU update amends current lease accounting and requires all leases, other than short-term leases, to be reported on the balance sheet through the recognition of a right-of-use asset and a corresponding liability for future lease obligations. The amended guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and will require transition utilizing a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption of this ASU is permitted although the Company does not plan to early adopt. The Company does not anticipate a material impact to revenue or operating expenses as a result of the adoption of this ASU. The Company expects that this ASU will gross up the assets and liabilities on the balance sheet related to the lease assets and liabilities and reduce regulatory capital ratios.
In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update is intended to simplify several aspects of the accounting for employee share-based plans such as income tax consequences, classification of awards as either liabilities or equity on the balance sheet, and classification on the statement of cash flows. This ASU was effective for fiscal years beginning after December 15, 2016, including interim periods within those years. The Company adopted this ASU on January 1, 2017. The adoption of this ASU has resulted in, and will continue to result in, fluctuations in the Company’s earnings due to changes in the Company’s stock price between issuance date and settlement date of employee share-based transactions. In addition, the Company anticipates that certain stock options will expire unexercised, due to being out of the money, and this ASU requires the previous tax benefits to be reversed. For the year ended December 31, 2017, the impact on the Company’s income tax expense related to the adoption of this ASU was a decrease of $0.3 million.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”). This update is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted, provided that all of the amendments are adopted in the same period, however the Company did not early adopt. The guidance requires application using a retrospective transition method. The Company does not expect that this ASU will have a significant impact on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04. This update is the result of the first phase of a two phase project by the FASB to reduce the cost and complexity of the goodwill impairment test. The objective of Phase 1 of the project, which resulted in ASU 2017-04, is to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. Under the provisions of this update, an entity still has the option to perform the qualitative assessment, or Step 0 test, for a reporting unit to determine if the quantitative impairment test is necessary. This ASU will be effective for any annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company elected to early adopt this ASU as of January 1, 2017. The adoption of this ASU could increase or decrease the amount of a goodwill impairment charge should any of the Company’s reporting units with goodwill fail a Step 1 test, as compared to the amount of a goodwill impairment charge under the existing standards depending on the fair value of the reporting unit’s assets.
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
In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The standard is intended to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application of hedge accounting by preparers. ASU No. 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The Company elected to early adopt this ASU as of January 1, 2018 with a modified retrospective transition. The Company currently has six interest rate swaps that are designated for hedge accounting and the adoption is not expected to have a significant impact on the consolidated financial statements. This ASU will provide more flexibility in the Company’s risk management activities and we believe it will enhance the Company’s ability to employ risk management strategies, while improving the transparency and understanding of those strategies for financial statement users.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update was issued to address a narrow-scope financial reporting issue that arose as a consequence of the change in the tax law. On December 22, 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act (the “Tax Act”) which, among other significant changes, lowers the federal corporate tax rate from 35% to 21% effective January 1, 2018. This update requires a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the enactment of the Tax Act. ASC 740 requires that the tax effects of changes in tax rates be recognized in income tax expense/ (benefit) attributable to continuing operations in the period in which the law is enacted. As a result, the tax effect of accumulated other comprehensive income does not reflect the appropriate tax rate. The amendments in this ASU would eliminate the stranded tax effects associated with the change in the federal corporate income tax rate related to the Tax Act and would improve the usefulness of information reported to financial statement users. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted for public business entities for reporting periods for which financial statements have not yet been issued. The Company adopted this ASU on December 31, 2017 and made a one-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

time reclassification of $1.5 million from accumulated other comprehensive income to retained earnings, which is reflected in the consolidated statement of changes in shareholders’ equity.

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
The following table presents a summary of the restructuring activity for the years ended December 31, 2017, 2016 and 2015.

	Severance Charges	Other Associated Costs	Total
	(In thousands)
Accrued charges at December 31, 2014	$739	$—	$739
Costs incurred	3,434	290	3,724
Costs paid	(868)	(290)	(1,158)
Accrued charges at December 31, 2015	3,305	—	3,305
Costs incurred	2,017	—	2,017
Costs paid	(3,345)	—	(3,345)
Accrued charges at December 31, 2016	1,977	—	1,977
Costs incurred	—	—	—
Costs paid	(1,640)	—	(1,640)
Accrued charges at December 31, 2017	$337	$—	$337

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.ACQUISITIONS, ASSET SALES, AND DIVESTITURES
Asset Sales
In December 2017, the Company entered into an agreement to sell its entire ownership interest in Anchor in a transaction that will result in Anchor being majority-owned by members of its management team. The Company will receive approximately $32 million of cash at closing and future revenue share payments that, at signing, had a net present value of approximately $15 million, subject to purchase price adjustments. The Company’s annual goodwill impairment test for Anchor resulted in a fourth quarter of 2017 goodwill impairment charge of $24.9 million. Anchor’s $58.8 million of assets and $3.2 million of liabilities have been classified as held for sale at December 31, 2017. The Company also recorded a loss on sale of $1.3 million representing estimated closing costs upon completion of the sale. Income tax expense of approximately $11.4 million will be recorded at the time of the closing of the transaction as a result of a book to tax basis difference associated with nondeductible goodwill. The estimated loss on sale as well as the income tax expense could change depending upon the book value of Anchor at the time of closing. The transaction is expected to close in the first quarter of 2018. This transaction has been approved by the Company’s board of directors and is subject to obtaining client consents, Anchor raising debt financing, and customary closing conditions. The rationale for the sale is to focus the Company’s resources in businesses where we can offer holistic financial advice, along with integrated wealth management, trust, and private banking capabilities. This transaction will also generate additional capital for us to reinvest in a more focused Company.
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
Goodwill of $41.9 million was recorded as a result of the transaction. Goodwill of $39.9 million is deductible for tax purposes, representing all of the goodwill except for the portion associated with the reversal of the contingent consideration. Intangible assets for advisory contracts of $23.9 million were also recorded and are expected to be amortized over 10 years.
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
Divestitures
In 2009, the Company divested its interests in Westfield Capital Management Company, LP, formerly known as Westfield Capital Management Company, LLC (“Westfield”). The Company retained a 12.5% share in Westfield’s revenues (up to an annual maximum of $11.6 million) through December 2017 subject to certain conditions. The Company defers gains related to these payments until determinable. Such revenue share payments are included in net income from discontinued operations in the consolidated statements of operations for the period in which the revenue is recognized. After the December 2017 payments are received in the first quarter of 2018, the Company will not receive additional net income from Westfield.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.     INVESTMENT SECURITIES
The following tables present a summary of investment securities:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
At December 31, 2017:
Available-for-sale securities at fair value:
U.S. government and agencies	$35,132	$—	$(833)	$34,299
Government-sponsored entities	305,101	22	(2,622)	302,501
Municipal bonds	299,647	4,559	(1,148)	303,058
Mortgage-backed securities (1)	521,753	491	(12,568)	509,676
Other	20,794	—	—	20,794
Total	$1,182,427	$5,072	$(17,171)	$1,170,328

Held-to-maturity securities at amortized cost:
Mortgage-backed securities (1)	$74,576	$—	$(795)	$73,781
Total	$74,576	$—	$(795)	$73,781

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
At December 31, 2016:
Available-for-sale securities at fair value:
U.S. government and agencies	$40,704	$86	$(854)	$39,936
Government-sponsored entities	337,865	1,058	(2,259)	336,664
Municipal bonds	296,271	2,116	(4,990)	293,397
Mortgage-backed securities (1)	584,960	928	(15,561)	570,327
Other	23,361	447	—	23,808
Total	$1,283,161	$4,635	$(23,664)	$1,264,132

Held-to-maturity securities at amortized cost:
Mortgage-backed securities (1)	$93,079	$1	$(476)	$92,604
Total	$93,079	$1	$(476)	$92,604
_________________

(1)	All mortgage-backed securities are guaranteed by U.S. government agencies or Government-sponsored entities.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present the maturities of available-for-sale investment securities, based on contractual maturity, and the weighted average yields of such securities as of December 31, 2017:

	U.S. government and agencies (1)			Government-sponsored entities (1)
	Amortized cost	Fair value	Weighted average yield	Amortized cost	Fair value	Weighted average yield
	(In thousands)
Within one year	$—	$—	—%	$44,033	$43,967	1.39%
After one, but within five years	15,192	15,105	1.53%	224,747	223,315	1.86%
After five, but within ten years	19,940	19,194	1.73%	36,321	35,219	2.05%
Greater than ten years	—	—	—%	—	—	—%
Total	$35,132	$34,299	1.64%	$305,101	$302,501	1.81%

	Municipal bonds (1)			Mortgage-backed securities (2)
	Amortized cost	Fair value	Weighted average yield (3)	Amortized cost	Fair value	Weighted average yield
	(In thousands)
Within one year	$15,770	$15,756	1.85%	$17	$17	2.33%
After one, but within five years	57,178	57,260	2.63%	11,460	11,407	2.25%
After five, but within ten years	33,979	34,719	3.73%	236,360	229,770	2.18%
Greater than ten years	192,720	195,323	4.07%	273,916	268,482	2.10%
Total	$299,647	$303,058	3.64%	$521,753	$509,676	2.14%

	Other (4)
	Amortized cost	Fair value	Weighted average yield
	(In thousands)
Within one year	$20,794	$20,794	—%
After one, but within five years	—	—	—%
After five, but within ten years	—	—	—%
Greater than ten years	—	—	—%
Total	$20,794	$20,794	—%
The following table presents the maturities of held-to-maturity investment securities, based on contractual maturity, and the weighted average yields of such securities as of December 31, 2017:

	Mortgage-backed securities (2)
	Amortized cost	Fair value	Weighted average yield
	(In thousands)
Within one year	$—	$—	—%
After one, but within five years	—	—	—%
After five, but within ten years	16,722	16,551	2.17%
Greater than ten years	57,854	57,230	2.30%
Total	$74,576	$73,781	2.27%
___________________

(1)	Certain securities are callable before their final maturity.

(2)	Mortgage-backed securities are shown based on their final (contractual) maturity, but, due to prepayments, they are expected to have shorter lives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(3)
Yields shown on a fully taxable equivalent (“FTE”) basis. The tax rate used in the table above was the tax rate in effect on December 31, 2017. The recent enactment of the Tax Act will reduce the rate applied in future periods, which will result in a lower FTE yield.

(4)	Other securities consist of money market mutual funds and equity securities held by certain Wealth Advisory and Investment Management businesses.
The weighted average remaining maturity at December 31, 2017 was 8.1 years for available-for-sale investment securities, with $184.9 million of available-for-sale investment securities callable before maturity. The weighted average remaining maturity at December 31, 2016 was 9.1 years for available-for-sale investment securities, with $140.4 million of available-for-sale investment securities callable before maturity.
The weighted average remaining maturity for held-to-maturity investment securities was 11.9 years and 12.9 years at December 31, 2017 and December 31, 2016, respectively.
The following table presents the proceeds from sales, gross realized gains and gross realized losses for available-for-sale investment securities that were sold during the following years:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Proceeds from sales	$148,407	$50,049	$34,160
Realized gains	519	522	272
Realized losses	(143)	(1)	(36)
The following tables present information regarding securities at December 31, 2017 and 2016 having temporary impairment, due to the fair values having declined below the amortized cost of the individual securities, and the time period that the investments have been temporarily impaired.

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	# of securities
	(In thousands, except number of securities)
December 31, 2017
Available-for-sale securities
U.S. government and agencies	$14,902	$(79)	$19,397	$(754)	$34,299	$(833)	6
Government-sponsored entities	220,275	(1,350)	38,273	(1,272)	258,548	(2,622)	36
Municipal bonds	46,112	(131)	50,842	(1,017)	96,954	(1,148)	63
Mortgage-backed securities (1)	97,117	(903)	386,785	(11,665)	483,902	(12,568)	103
Total	$378,406	$(2,463)	$495,297	$(14,708)	$873,703	$(17,171)	208

Held-to-maturity securities
Mortgage-backed securities (1)	$59,218	$(534)	$14,563	$(261)	$73,781	$(795)	16
Total	$59,218	$(534)	$14,563	$(261)	$73,781	$(795)	16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	# of securities
	(In thousands, except number of securities)
December 31, 2016
Available-for-sale securities
U.S. government and agencies	$19,094	$(838)	$643	$(16)	$19,737	$(854)	4
Government-sponsored entities	125,412	(2,259)	—	—	125,412	(2,259)	18
Municipal bonds	182,395	(4,957)	2,720	(33)	185,115	(4,990)	109
Mortgage-backed securities (1)	492,008	(13,988)	41,544	(1,573)	533,552	(15,561)	99
Total	$818,909	$(22,042)	$44,907	$(1,622)	$863,816	$(23,664)	230

Held-to-maturity securities
Mortgage-backed securities (1)	$87,483	$(476)	$—	$—	$87,483	$(476)	15
Total	$87,483	$(476)	$—	$—	$87,483	$(476)	15
___________________

(1)	All mortgage-backed securities are guaranteed by U.S. government agencies or Government-sponsored entities.
As of December 31, 2017, the U.S. government and agencies securities and government-sponsored entities securities in the first table above had current Moody’s credit ratings of Aaa. The mortgage-backed securities in the first table above had a current Standard and Poor’s credit rating of at least AA. The municipal bonds in the first table above had a current Standard and Poor’s credit rating of at least AA- or a current Moody’s credit rating of at least Aa3. The other securities in the first table above consisted of equity securities. At December 31, 2017, the Company does not consider these investments other-than-temporarily impaired because the decline in fair value on investments is primarily attributed to changes in interest rates and not credit quality.
At December 31, 2017 and December 31, 2016, the amount of investment securities in an unrealized loss position greater than 12 months, as well as in total, was primarily due to changes in interest rates. As of December 31, 2017, the Company had no intent to sell any securities in an unrealized loss position and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized loss amounts. Subsequent to December 31, 2017 and through the date of the filing of this Annual Report on Form 10-K, no securities were downgraded to below investment grade, nor were any securities in an unrealized loss position sold.
The following table presents the concentration of securities with any one issuer that exceeds ten percent of shareholders’ equity as of December 31, 2017:

	Amortized cost	Fair value
	(In thousands)
Government National Mortgage Association	$104,188	$101,941
Federal Home Loan Mortgage Corporation	349,926	342,374
Federal Home Loan Bank	163,151	161,747
Federal National Mortgage Association	259,108	255,143
Total	$876,373	$861,205
Cost method investments
The Company invests in low-income housing tax credits, which are included in other assets, to encourage private capital investment in the construction and rehabilitation of low-income housing. The Company makes these investments as an indirect subsidy that allows investors, such as the Company, in a flow-through limited liability entity, such as limited partnerships or limited liability companies that manage or invest in qualified affordable housing projects, to receive the benefits of the tax credits allocated to the entity that owns the qualified affordable housing project. The Company also holds partnership interests in venture capital funds formed to provide financing to small businesses and to promote community development.
The Company amortizes its investment in the low income housing tax credits using the proportional amortization method. Under the proportional amortization method, the Company amortizes the cost of its investment, in proportion to the tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

credits and other tax benefits it receives to income tax expense. Included in income tax expense was amortization of $2.7 million, $1.6 million, and $1.3 million for the years ending December 31, 2017, 2016 and 2015, respectively. Also included in income tax expense were the related tax benefits of $2.2 million, $1.7 million and $1.3 million for the years ending December 31, 2017, 2016, and 2015, respectively.
The Company had $39.4 million and $34.2 million in cost method investments included in other assets as of December 31, 2017 and December 31, 2016, respectively. In addition the Company had $11.5 million and $11.3 million in unadvanced funds related to commitments in these investments as of December 31, 2017 and 2016, respectively.
Under the proportional amortization method, an investment must be tested for impairment when events or changes in circumstances indicate that it is more likely than not that the carrying amount of the investment will not be realized. There was no indication of impairment for the years ending December 31, 2017 and 2016.

5.     LOAN PORTFOLIO AND CREDIT QUALITY
The Bank’s lending activities are conducted principally in the regions of New England, the San Francisco Bay Area, and Southern California. The Bank originates single and multi-family residential loans, commercial real estate loans, commercial and industrial loans, commercial tax-exempt loans, construction and land loans, and home equity and other consumer loans. Most loans are secured by borrowers’ personal or business assets. The ability of the Bank’s single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic conditions within the Bank’s lending areas. Commercial, construction, and land borrowers’ ability to repay is generally dependent upon the health of the economy and real estate values, including, in particular, the performance of the construction sector. Accordingly, the ultimate collectability of a substantial portion of the Bank’s loan portfolio is susceptible to changing conditions in the New England, the San Francisco Bay Area, and Southern California economies and real estate markets.
The following table presents a summary of the loan portfolio based on the portfolio segment as of the dates indicated:

	December 31, 2017	December 31, 2016
	(In thousands)
Commercial and industrial	$520,992	$611,370
Commercial tax-exempt	418,698	398,604
Total commercial and industrial	939,690	1,009,974
Commercial real estate	2,440,220	2,302,244
Construction and land	164,990	104,839
Residential	2,682,533	2,379,861
Home equity	99,958	118,817
Consumer and other	177,637	198,619
Total	$6,505,028	$6,114,354

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents nonaccrual loans receivable by class of receivable as of the dates indicated:

	December 31, 2017	December 31, 2016
	(In thousands)
Commercial and industrial	$748	$572
Commercial tax-exempt	—	—
Total commercial and industrial	748	572
Commercial real estate	1,985	4,583
Construction and land	110	179
Residential	8,470	10,908
Home equity	2,840	1,072
Consumer and other	142	1
Total	$14,295	$17,315
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, although infrequent, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans 90 days or more past due, but still accruing, as of December 31, 2017 and 2016. The Bank’s policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six consecutive months). For TDRs, a return to accrual status generally requires timely payments for a period of six months in accordance with the restructured loan terms, along with meeting other criteria.
The following tables present the payment status of loans receivable by class of receivable as of the dates indicated:

	December 31, 2017
	Accruing Past Due			Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Total Accruing Past Due	Current	30-89 Days Past Due	90 Days or Greater Past Due	Total Non- accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$10,903	$849	$11,752	$355	$—	$393	$748	$508,492	$520,992
Commercial tax-exempt	—	—	—	—	—	—	—	418,698	418,698
Commercial real estate	4,043	—	4,043	163	—	1,822	1,985	2,434,192	2,440,220
Construction and land	—	—	—	—	—	110	110	164,880	164,990
Residential	7,239	1,635	8,874	805	3,172	4,493	8,470	2,665,189	2,682,533
Home equity	355	—	355	—	71	2,769	2,840	96,763	99,958
Consumer and other	24	—	24	17	125	—	142	177,471	177,637
Total	$22,564	$2,484	$25,048	$1,340	$3,368	$9,587	$14,295	$6,465,685	$6,505,028

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2016
	Accruing Past Due			Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Total Accruing Past Due	Current	30-89 Days Past Due	90 Days or Greater Past Due	Total Non- accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$541	$1,078	$1,619	$537	$—	$35	$572	$609,179	$611,370
Commercial tax-exempt	—	—	—	—	—	—	—	398,604	398,604
Commercial real estate	3,096	—	3,096	2,311	835	1,437	4,583	2,294,565	2,302,244
Construction and land	—	—	—	129	12	38	179	104,660	104,839
Residential	3,646	536	4,182	2,148	1,274	7,486	10,908	2,364,771	2,379,861
Home equity	245	—	245	—	80	992	1,072	117,500	118,817
Consumer and other	5,995	—	5,995	1	—	—	1	192,623	198,619
Total	$13,523	$1,614	$15,137	$5,126	$2,201	$9,988	$17,315	$6,081,902	$6,114,354
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
The following tables present the loan portfolio’s credit risk profile by internally assigned grade and class of receivable as of the dates indicated:

	December 31, 2017
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Substandard	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$496,395	$12,898	$10,951	$748	$520,992
Commercial tax-exempt	413,139	5,559	—	—	418,698
Commercial real estate	2,346,833	56,947	34,455	1,985	2,440,220
Construction and land	146,514	11,770	6,596	110	164,990
Residential	2,672,714	—	1,349	8,470	2,682,533
Home equity	97,118	—	—	2,840	99,958
Consumer and other	177,494	—	1	142	177,637
Total	$6,350,207	$87,174	$53,352	$14,295	$6,505,028

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2016
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Substandard	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$591,388	$10,133	$9,277	$572	$611,370
Commercial tax-exempt	388,544	10,060	—	—	398,604
Commercial real estate	2,230,732	17,233	49,696	4,583	2,302,244
Construction and land	101,254	109	3,297	179	104,839
Residential	2,367,554	—	1,399	10,908	2,379,861
Home equity	117,745	—	—	1,072	118,817
Consumer and other	198,616	—	2	1	198,619
Total	$5,995,833	$37,535	$63,671	$17,315	$6,114,354

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present, by class of receivable, the balance of impaired loans with and without a related allowance, the associated allowance for those impaired loans with a related allowance, and the total unpaid principal on impaired loans:

	As of and for the year ended December 31, 2017
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$1,434	$2,238	n/a	$1,594	$50
Commercial tax-exempt	—	—	n/a	1,001	80
Commercial real estate	1,832	3,453	n/a	3,098	1,546
Construction and land	109	109	n/a	172	—
Residential	9,337	9,709	n/a	9,033	360
Home equity	1,779	1,779	n/a	413	—
Consumer and other	—	—	n/a	—	—
Subtotal	$14,491	$17,288	n/a	$15,311	$2,036
With an allowance recorded:
Commercial and industrial	$242	$242	$58	$156	$4
Commercial tax-exempt	—	—	—	—	—
Commercial real estate	6,855	7,284	362	6,980	322
Construction and land	—	—	—	—	—
Residential	828	828	89	2,469	89
Home equity	36	36	20	36	1
Consumer and other	125	250	125	10	—
Subtotal	$8,086	$8,640	$654	$9,651	$416
Total:
Commercial and industrial	$1,676	$2,480	$58	$1,750	$54
Commercial tax-exempt	—	—	—	1,001	80
Commercial real estate	8,687	10,737	362	10,078	1,868
Construction and land	109	109	—	172	—
Residential	10,165	10,537	89	11,502	449
Home equity	1,815	1,815	20	449	1
Consumer and other	125	250	125	10	—
Total	$22,577	$25,928	$654	$24,962	$2,452
___________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of and for the year ended December 31, 2016
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$1,793	$2,155	n/a	$5,288	$249
Commercial tax-exempt	—	—	n/a	—	—
Commercial real estate	4,488	9,647	n/a	8,520	1,032
Construction and land	179	507	n/a	1,069	48
Residential	8,134	8,506	n/a	7,446	211
Home equity	—	—	n/a	—	—
Consumer and other	—	—	n/a	—	—
Subtotal	$14,594	$20,815	n/a	$22,323	$1,540
With an allowance recorded:
Commercial and industrial	$—	$—	$—	$31	$1
Commercial tax-exempt	—	—	—	—	—
Commercial real estate	7,115	7,544	548	7,230	314
Construction and land	—	—	—	507	—
Residential	4,284	4,284	565	5,505	143
Home equity	37	37	22	3	—
Consumer and other	—	—	—	—	—
Subtotal	$11,436	$11,865	$1,135	$13,276	$458
Total:
Commercial and industrial	$1,793	$2,155	$—	$5,319	$250
Commercial tax-exempt	—	—	—	—	—
Commercial real estate	11,603	17,191	548	15,750	1,346
Construction and land	179	507	—	1,576	48
Residential	12,418	12,790	565	12,951	354
Home equity	37	37	22	3	—
Consumer and other	—	—	—	—	—
Total	$26,030	$32,680	$1,135	$35,599	$1,998
____________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. As of December 31, 2017 and 2016, TDRs totaled $13.6 million and $18.1 million, respectively. As of December 31, 2017, $11.1 million of the $13.6 million of TDRs were on accrual status. As of December 31, 2016, $12.4 million of the $18.1 million of TDRs were on accrual status. As of December 31, 2017 and 2016, the Company had no commitments to lend additional funds to debtors for loans whose terms had been modified in a troubled debt restructuring.
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
The following tables present the balance of TDRs that were restructured or defaulted during the periods indicated:

As of and for the year ended December 31, 2017
	Restructured Year to Date			TDRs that defaulted that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
(In thousands, except number of loans)
Commercial and industrial	—	$—	$—	—	$—
Commercial tax-exempt	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Residential (1)	1	108	109	—	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	1	$108	$109	—	$—
____________________
(1)    Represents the following concession: temporary rate reduction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of and for the year ended December 31, 2016
	Restructured Year to Date			TDRs that defaulted that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
	(In thousands, except number of loans)
Commercial and industrial	3	$7,384	$7,209	—	$—
Commercial tax-exempt	—	—	—	—	—
Commercial real estate	1	1,276	1,276	1	1,276
Construction and land	—	—	—	—	—
Residential	5	1,709	1,721	—	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	9	$10,369	$10,206	1	$1,276

	As of and for the year ended December 31, 2016
	Extension of Term		Temporary Rate Reduction		Payment Deferral		Combination of Concessions (1)		Total Concessions
	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment
	(In thousands, except number of loans)
Commercial and Industrial	2	$7,209	—	$—	—	$—	1	$—	3	$7,209
Commercial tax-exempt	—	—	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	1	1,276	1	1,276
Construction and Land	—	—	—	—	—	—	—	—	—	—
Residential	—	—	4	519	1	1,202	—	—	5	1,721
Home Equity	—	—	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—	—	—
____________________

(1)	Combination of concessions includes loans that have had more than one modification, including extension of term, temporary reduction of interest rate, and/or payment deferral.
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
Total loans include deferred loan origination (fees)/ costs, net, of $6.9 million and $5.9 million as of December 31, 2017 and 2016, respectively.
Mortgage loans serviced for others totaled $41.4 million and $58.6 million as of December 31, 2017 and 2016, respectively, and are not included in the Company’s total loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.    ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $74.7 million and $78.1 million at December 31, 2017 and 2016, respectively.
The following table presents a summary of the changes in the allowance for loan losses for the periods indicated:

	As of and for the year ended December 31,
	2017	2016	2015
	(In thousands)
Allowance for loan losses, beginning of year:
Commercial and industrial	$12,751	$15,814	$14,114
Commercial real estate	50,412	44,215	43,854
Construction and land	3,039	6,322	4,041
Residential	10,449	10,544	10,374
Home equity	1,035	1,085	1,003
Consumer and other	391	520	382
Unallocated (1)	—	—	2,070
Total allowance for loan losses, beginning of year	78,077	78,500	75,838
Loans charged-off:
Commercial and industrial	(393)	(2,851)	(253)
Commercial real estate	—	—	(1,400)
Construction and land	—	(400)	—
Residential	(58)	(605)	(313)
Home equity	—	—	—
Consumer and other	(412)	(93)	(70)
Total charge-offs	(863)	(3,949)	(2,036)
Recoveries on loans previously charged-off:
Commercial and industrial	472	3,212	2,471
Commercial real estate	4,621	6,040	2,482
Construction and land	25	1,117	1,158
Residential	47	65	141
Home equity	—	—	—
Consumer and other	32	27	1
Total recoveries	5,197	10,461	6,253
Provision/ (credit) for loan losses:
Commercial and industrial	(1,095)	(3,424)	(518)
Commercial real estate	(8,213)	157	(721)
Construction and land	1,885	(4,000)	1,123
Residential	(665)	445	342
Home equity	(200)	(50)	82
Consumer and other	619	(63)	207
Unallocated (1)	—	—	(2,070)
Total provision/(credit) for loan losses	(7,669)	(6,935)	(1,555)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of and for the year ended December 31,
	2017	2016	2015
	(In thousands)
Allowance for loan losses at December 31 (end of year):
Commercial and industrial	11,735	12,751	15,814
Commercial real estate	46,820	50,412	44,215
Construction and land	4,949	3,039	6,322
Residential	9,773	10,449	10,544
Home equity	835	1,035	1,085
Consumer and other	630	391	520
Total allowance for loan losses at December 31 (end of year)	$74,742	$78,077	$78,500
__________________

(1)
As of December 31, 2015, the unallocated reserve was allocated to the qualitative factors as part of the general reserve (ASC 450). The allocation had no effect on the 2015 provision/ (credit) for loan losses.

The provision/ (credit) for loan losses and related balance in the allowance for loan losses for tax-exempt commercial and industrial loans are included with commercial and industrial. The provision/ (credit) for loan losses and related balance in the allowance for loan losses for tax-exempt commercial real estate loans are included with commercial real estate. There were no charge-offs or recoveries, for any period presented, for both commercial and industrial and commercial real estate tax-exempt loans.
The following tables present the Company’s allowance for loan losses and loan portfolio at December 31, 2017 and 2016 by portfolio segment, disaggregated by method of analysis. The Company had no loans acquired with deteriorated credit quality at December 31, 2017 or 2016.

	December 31, 2017
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses
	(In thousands)
Commercial and industrial	$1,676	$58	$938,014	$11,677	$939,690	$11,735
Commercial real estate	8,687	362	2,431,533	46,458	2,440,220	46,820
Construction and land	109	—	164,881	4,949	164,990	4,949
Residential	10,165	89	2,672,368	9,684	2,682,533	9,773
Home equity	1,815	20	98,143	815	99,958	835
Consumer	125	125	177,512	505	177,637	630
Total	$22,577	$654	$6,482,451	$74,088	$6,505,028	$74,742

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2016
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses
	(In thousands)
Commercial and industrial	$1,793	$—	$1,008,181	$12,751	$1,009,974	$12,751
Commercial real estate	11,603	548	2,290,641	49,864	2,302,244	50,412
Construction and land	179	—	104,660	3,039	104,839	3,039
Residential	12,418	565	2,367,443	9,884	2,379,861	10,449
Home equity	37	22	118,780	1,013	118,817	1,035
Consumer	—	—	198,619	391	198,619	391
Total	$26,030	$1,135	$6,088,324	$76,942	$6,114,354	$78,077

7.    PREMISES AND EQUIPMENT
Premises and equipment consisted of the following:

	As of December 31,
	2017	2016
	(In thousands)
Leasehold improvements	$51,161	$46,031
Furniture, fixtures, and equipment	39,618	53,156
Buildings	3,159	3,159
Subtotal	93,938	102,346
Less: accumulated depreciation and amortization	56,298	70,519
Premises and equipment, net	$37,640	$31,827
Depreciation and amortization expense related to premises and equipment was $8.1 million, $6.8 million, and $6.6 million for the years ended December 31, 2017, 2016, and 2015, respectively.
The Company is obligated for minimum payments under non-cancelable operating leases. In accordance with the terms of these leases, the Company is currently committed to minimum annual payments as follows:

Minimum lease payments
(In thousands)
2018	$21,066
2019	20,504
2020	19,718
2021	19,460
2022	19,221
Thereafter	58,076
Total	$158,045
Rent expense for the years ended December 31, 2017, 2016, and 2015 was $21.4 million, $19.6 million and $19.0 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.     GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The following tables detail the changes in carrying value of goodwill by segment during the years ended December 31, 2017 and 2016. There were no changes in the carrying value of goodwill during 2015.

	As of December 31, 2015	Impairment	As of December 31, 2016
	(In thousands)
Goodwill
Private Banking	$—	$—	$—
Wealth Management and Trust	44,305	(9,528)	34,777
Investment Management	66,955	—	66,955
Wealth Advisory	40,822	—	40,822
Total goodwill	$152,082	$(9,528)	$142,554

	As of December 31, 2016	Impairment	Adjustments or Reclasses	As of December 31, 2017
	(In thousands)
Goodwill
Private Banking	$—	$—	$—	$—
Wealth Management and Trust	34,777	—	—	34,777
Investment Management (1)	66,955	(24,901)	(42,054)	—
Wealth Advisory (2)	40,822	—	(1)	40,821
Total goodwill	$142,554	$(24,901)	$(42,055)	$75,598
___________________

(1)	Remaining goodwill of Anchor is classified as held for sale as of December 31, 2017.

(2)	Adjusted for rounding.

The following tables detail total goodwill and the cumulative impairment charges thereon as of December 31, 2017 and 2016:

	Goodwill prior to impairment	Cumulative goodwill impairment	Goodwill
	(In thousands)
Private Banking	$34,281	$(34,281)	$—
Wealth Management and Trust	44,305	(9,528)	34,777
Investment Management (1)	75,162	(75,162)	—
Wealth Advisory (2)	40,821	—	40,821
Total goodwill at December 31, 2017	$194,569	$(118,971)	$75,598

Private Banking	$34,281	$(34,281)	$—
Wealth Management and Trust	44,305	(9,528)	34,777
Investment Management	117,216	(50,261)	66,955
Wealth Advisory	40,822	—	40,822
Total goodwill at December 31, 2016	$236,624	$(94,070)	$142,554

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

___________________

(1)	Remaining goodwill of Anchor is classified as held for sale as of December 31, 2017.

(2)	Adjusted for rounding.
In 2017 and 2016, the Company recognized no additional goodwill.
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
Management performed its annual goodwill and indefinite-lived intangible asset impairment testing during the fourth quarter of 2017 for applicable reporting units. There was no additional testing required for long-lived intangible assets in 2017.
2017 Impairment testing and results
Management performed its annual goodwill and indefinite-lived intangible asset impairment testing during the fourth quarters of 2017 for applicable reporting units. For the 2017 testing, Step 0 was performed for BOS and KLS. A Step 1 test was performed for Boston Private Wealth and Anchor. The results of the Step 1 test for Boston Private Wealth indicated that the fair value exceeded their carrying value therefore no goodwill impairment was evident. Neither Boston Private Bank nor DGHM have any goodwill.
In December 2017, while the Company was performing the Step 1 test for Anchor, the Company entered into an agreement to sell its entire ownership interest in Anchor in a transaction that will result in Anchor being majority owned by members of its management team. The Company will receive approximately $32 million of cash at closing and future revenue share payments that, at signing, had a net present value of approximately $15 million, subject to purchase price adjustments. The Company’s annual goodwill impairment test for Anchor resulted in a fourth quarter of 2017 goodwill impairment charge of $24.9 million. The decline in fair value and the related goodwill impairment was related to the fair market value impacts of the Anchor sale transaction. Due to the limited interest and terms of the transaction that were required for a mutual agreement, the fair value obtained was substantially below the carrying value. The fair value was based on the terms of the sale transaction. The transaction is expected to close in the first quarter of 2018. This transaction has been approved by the Company’s board of directors and is subject to obtaining client consents, Anchor raising debt financing, and customary closing conditions. The rationale for the sale is to focus the Company’s resources in businesses where we can offer holistic financial advice, along with integrated wealth management, trust, and private banking capabilities. This transaction will also generate additional capital for us to reinvest in a more focused Company.
2016 Impairment testing and results
In the 2016 goodwill impairment testing, a Step 0 test was performed for BOS and KLS and a Step 1 test was performed for Anchor and Boston Private Wealth. Neither Boston Private Bank nor DGHM have any goodwill. Based on the qualitative factors assessed in the Step 0 tests for BOS and KLS, no additional testing was required. Anchor passed its Step 1 test although with a lower fair value than the previous year. Boston Private Wealth failed its Step 1 test and the Company performed a Step 2 test to determine the amount of goodwill impairment, if any.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible assets
The following table shows the gross and net carrying amounts of identifiable intangible assets at December 31, 2017 and 2016:

	2017			2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(In thousands)
Advisory contracts (1)	$37,313	$21,370	$15,943	$71,513	$46,828	$24,685
Trade names (1)	140	—	140	2,040	—	2,040
Total	$37,453	$21,370	$16,083	$73,553	$46,828	$26,725
___________________

(1)	Intangible assets of Anchor are classified as held for sale as of December 31, 2017.
The Company recognized no additional identifiable intangible assets in 2017 or 2016.
Consolidated expense related to intangible assets subject to amortization was $5.6 million, $6.3 million, and $6.7 million for 2017, 2016, and 2015, respectively.
Management reviews, and adjusts if necessary, intangible asset amortization schedules to ensure that the remaining life on the amortization schedule accurately reflects the useful life of the intangible asset. The weighted average amortization period of these intangible assets is 6.68 years.
The estimated annual amortization expense for these identifiable intangibles over the next five years is:

Estimated intangible amortization expense
(In thousands)
2018	$2,970
2019	2,848
2020	2,588
2021	2,110
2022	2,056

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2017 and 2016.

	December 31, 2017				December 31, 2016
	Asset derivatives		Liability derivatives		Asset derivatives		Liability derivatives
	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$555	Other liabilities	$(80)	Other assets	$—	Other liabilities	$(1,040)
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	18,575	Other liabilities	(18,953)	Other assets	17,032	Other liabilities	(16,560)
Foreign exchange contracts	Other assets	2	Other liabilities	(2)	Other assets	—	Other liabilities	—
Risk participation agreements	Other assets	1	Other liabilities	(108)	Other assets	15	Other liabilities	(6)
Total		$19,133		$(19,143)		$17,047		$(17,606)
___________________

(1)	For additional details, see Part II. Item 8. “Financial Statements and Supplementary Data - Note 21: Fair Value of Financial Instruments.”
The following table presents the effect of the Company’s derivative financial instruments in the consolidated statement of operations for the years ended December 31, 2017 and 2016.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (1) Years Ended December 31,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)Years Ended December 31,
	2017	2016		2017	2016
(In thousands)
Interest rate products	$336	$(799)	Interest Expense	$(1,168)	$(1,672)
Total	$336	$(799)		$(1,168)	$(1,672)
___________________
(1) There was an additional $(11) thousand loss related to the ineffective portion for the year ended December 31, 2017 and an additional $6 thousand gain related to the ineffective portion for the year ended December 31, 2016.
The Bank has agreements with its derivative counterparties that contain provisions where, if the Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Bank could also be declared in default on its derivative obligations. The Bank was in compliance with these provisions as of December 31, 2017 and 2016.
The Bank also has agreements with certain of its derivative counterparties that contain provisions where, if the Bank fails to maintain its status as a well- or adequately-capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations under the agreements. The Bank was in compliance with these provisions as of December 31, 2017 and 2016.
Certain of the Bank’s agreements with its derivative counterparties contain provisions where if specified events or conditions occur that materially change the Bank’s creditworthiness in an adverse manner, the Bank may be required to fully collateralize their obligations under the derivative instruments. The Bank was in compliance with these provisions as of December 31, 2017 and 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2017 and 2016, the termination amounts related to collateral determinations of derivatives in a liability position was $3.1 million and $3.4 million, respectively. The Company has minimum collateral posting thresholds with its derivative counterparties and has pledged securities with market values of $2.3 million and $1.9 million, respectively, as of December 31, 2017 and 2016, against its obligations under these agreements. The collateral posted is typically greater than the current liability position; however, due to timing of liability position changes at period end, the funding of a collateral shortfall may take place shortly following period end.
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments. The Company has entered into interest rate swaps to hedge London Interbank Offered Rate (“LIBOR”) -indexed brokered deposits and the LIBOR component of the total cost of certain FHLB borrowings. The Bank has entered into a total of six interest rate swaps, two during 2017 with effective dates of March 22, 2017 and four during 2013 with effective dates of September 2, 2014, June 1, 2014, March 1, 2014, and August 1, 2013.
The two interest rate swaps entered into during 2017 have notional amounts of $40 million and $60 million with terms of 1.75 and 2.25 years, respectively, from their effective dates. These interest rate swaps will effectively fix the Bank’s interest payments on $100 million in interest-related cash outflows attributable to changes in the LIBOR component of FHLB borrowing liabilities at rates of 1.55% and 1.65%, respectively, with a weighted average rate of 1.61%. The borrowings hedged will initially be expected to be issuances and quarterly rollovers of 3-month FHLB advances but may also then include future issuances of 3-month repurchase agreements with similar characteristics and/or future issuances of either floating or fixed rate borrowings that are issued with the specific intent to replace the quarterly rollovers of the advances or repurchase agreements.
The four interest rate swaps entered into during 2013 each have a notional amount of $25 million and have terms ranging from four to six years from their respective effective dates. The interest rate swaps effectively fix the Bank’s interest payments on $100 million of its LIBOR-indexed liabilities at rates between 1.68% and 2.32%, and a weighted average rate of 1.95%.
The Company uses the “Hypothetical Derivative Method” described in ASC 815, Derivatives and Hedging (“ASC 815”), for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (“OCI”) (outside of earnings) and subsequently reclassified to earnings in interest and dividend income when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of operations as part of fees and other income. There was an immaterial amount of hedge ineffectiveness during the years ended December 31, 2017 and December 31, 2016. The Company also monitors the risk of counterparty default on an ongoing basis.
A portion of the balance reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made or received on the Company’s interest rate swaps. During the next twelve months, the Company estimates that $0.2 million will be reclassified as a decrease to interest expense.
Non-designated Hedges
Derivatives not designated as hedges are not speculative and result from two different services the Bank provides to qualified commercial clients. The Bank offers certain derivative products directly to such clients. The Bank economically hedges derivative transactions executed with commercial clients by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of these programs are not designated in ASC 815-qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset through earnings. The net effect on earnings is primarily driven by changes in the credit valuation adjustment (“CVA”). The CVA represents the dollar amount of fair value adjustment related to nonperformance risk of both the Bank and its counterparties. Fees earned in connection with the execution of derivatives related to this program are recognized in the consolidated statement of operations in other income. As of December 31, 2017 and 2016, the Bank had 142 and 136 derivatives, respectively, related to this program, comprised of interest rate swaps and caps, with an aggregate notional amount of $1.1 billion for each period. As of December 31, 2017, there were three foreign currency exchange contracts with an aggregate notional amount of $0.2 million and, as of December 31, 2016, there was one foreign currency exchange contract with an aggregate notional amount of less than $0.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In addition, as a participant lender, the Bank has guaranteed performance on the pro-rated portion of swaps executed by other financial institutions. As the participant lender, the Bank is providing a partial guarantee, but is not a direct party to the related swap transactions. The Bank has no obligations under the risk participation agreements unless the borrower defaults on their swap transaction with the lead bank and the swap is in a liability position to the borrower. In that instance, the Bank has agreed to pay the lead bank a portion of the swap’s termination value at the time of the default. The derivative transactions entered into as part of these transactions are not designated, as per ASC 815, as qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. As of December 31, 2017 there were six of these risk participation agreements with an aggregate notional amount of $48.0 million and, as of December 31, 2016, there were two of these risk participation agreements with an aggregate notional amount of $13.3 million .
The Bank has also participated out to another financial institution a pro-rated portion of two swaps executed by the Bank. The other financial institution has no obligations under the risk participation agreements unless the borrowers default on their swap transactions with the Bank and the swaps are in liability positions to the borrower. In those instances, the other financial institution has agreed to pay the Bank a portion of the swap’s termination value at the time of the default. The derivative transactions entered into as part of these agreements are not designated, as per ASC 815, as qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. The pro-rated notional amount of these risk participation agreements was $6.1 million as of both December 31, 2017 and December 31, 2016.
The following table presents the effect of the Bank’s derivative financial instruments, not designated as hedging instruments, in the consolidated statements of operations for the years ended December 31, 2017 and 2016.

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss), Net, Recognized in Income on Derivatives for Years Ended December 31,
		2017	2016
		(In thousands)
Interest rate products	Other income/(expense)	$(851)	$596
Risk participation agreements	Other income/(expense)	354	4
Total		$(497)	$600

10.    DEPOSITS
Deposits are summarized as follows:

	December 31,
	2017	2016
	(In thousands)
Demand deposits (non-interest bearing)	$2,025,690	$1,753,648
Savings and NOW (1)	716,296	652,819
Money market (1)	3,121,811	3,102,048
Certificates of deposit under $100,000 (1)	250,070	236,001
Certificates of deposit $100,000 or more to less than $250,000 (1)	82,665	100,570
Certificates of deposit $250,000 or more	313,714	240,060
Total	$6,510,246	$6,085,146
___________________

(1)	Includes brokered deposits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Certificates of deposit had the following schedule of maturities:

	December 31,
	2017	2016
	(In thousands)
Less than 3 months remaining	$214,594	$140,304
3 to 6 months remaining	183,780	73,522
6 to 12 months remaining	133,873	213,802
Total due within 1 year	532,247	427,628
1 to 2 years remaining	79,926	115,099
2 to 3 years remaining	32,165	14,492
3 to 4 years remaining	2,083	17,437
4 to 5 years remaining	25	1,972
More than 5 years remaining	3	3
Total	$646,449	$576,631
Interest expense on certificates of deposit $100,000 or greater was $3.1 million, $2.0 million and $2.3 million for the years ended December 31, 2017, 2016, and 2015, respectively. At December 31, 2017 and 2016, there was $0.4 million and $0.2 million of overdrawn deposit accounts reclassified to loans, respectively.

11.    FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

	Federal Funds Purchased	Securities Sold Under Agreements to Repurchase
	(In thousands)
2017
Outstanding at end of year	$30,000	$32,169
Maximum outstanding at any month-end	100,000	67,249
Average balance for the year	22,742	58,872
Weighted average rate at end of year	1.50%	0.09%
Weighted average rate paid for the year	1.19%	0.09%
2016
Outstanding at end of year	$80,000	$59,624
Maximum outstanding at any month-end	180,000	77,466
Average balance for the year	29,542	66,282
Weighted average rate at end of year	0.75%	0.05%
Weighted average rate paid for the year	0.54%	0.05%
2015
Outstanding at end of year	$—	$58,215
Maximum outstanding at any month-end	102,000	75,313
Average balance for the year	10,008	64,320
Weighted average rate at end of year	—%	0.05%
Weighted average rate paid for the year	0.31%	0.05%
The federal funds purchased generally mature within 30 days of the transaction date.
Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature. In a repurchase agreement transaction, the Bank will generally sell an investment security, agreeing to repurchase either the same or a substantially identical security on a specified later date at a price slightly greater than the original sales price. The difference in the sale price and repurchase price is the cost of the use of the proceeds, or interest expense. Repurchase

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

transactions are accounted for as financing arrangements rather than as sales of such securities, and the obligation to repurchase such securities is reflected as a liability in the Company’s consolidated balance sheets. The securities underlying the agreements remain under the Company’s control. Investment securities with a fair value of $144.3 million and $182.7 million were pledged as collateral for the securities sold under agreements to repurchase at December 31, 2017 and 2016, respectively.
As of December 31, 2017 and 2016, the Bank had unused federal funds lines with correspondent banks of $435.0 million and $485.0 million, respectively.

12.    FEDERAL HOME LOAN BANK BORROWINGS
The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston. As a member of the FHLB of Boston, the Bank has access to short- and long-term borrowings. Borrowings from the FHLB are secured by the Bank’s stock investment in the FHLB and a blanket lien on “qualified collateral” defined principally as a percentage of the principal balance of certain types of mortgage loans. The stock investment cannot be used for additional borrowing collateral. The percentage of collateral valuation from the FHLB varies between 50% and 82% based on the underlying collateral. The Bank had loans pledged as collateral with a book value of $2.5 billion and $2.3 billion at December 31, 2017 and 2016, respectively. The Bank had borrowings outstanding of $693.7 million and $734.2 million at December 31, 2017 and 2016, respectively. Based on the collateral and the valuations applied, less the borrowings outstanding, the Bank had available credit with the FHLB of Boston of $1.2 billion and $0.9 billion at December 31, 2017 and 2016, respectively.
A summary of borrowings from the FHLBs is as follows:

	December 31, 2017
	Amount	Weighted Average Rate
	(In thousands)
Within 1 year	$529,720	1.55%
Over 1 to 2 years	59,018	1.45%
Over 2 to 3 years	54,365	2.89%
Over 3 to 4 years	37,045	2.01%
Over 4 to 5 years	3,985	1.93%
Over 5 years	9,548	2.57%
Total	$693,681	1.69%
As of December 31, 2017, the Company had no FHLB borrowings that were callable by the FHLB prior to maturity. As of December 31, 2016, the Company had $5.0 million of FHLB borrowings that were callable by the FHLB prior to maturity.
FHLB Stock
As a member of the FHLB, the Bank is required to own FHLB stock based on a percentage of outstanding advances in addition to a membership stock ownership requirement. For the borrowings with the FHLB of Boston, the Bank is required to own FHLB stock of at least 3.0% to 4.0% of outstanding advances depending on the terms of the advance. In addition, the Bank is required to have a minimum membership stock investment which is based on a percentage of certain assets as reported in the Bank’s FDIC Call Report. FHLB of Boston stock owned in excess of the minimum requirements can be redeemed at par upon request by a member.
As of December 31, 2017 and 2016, the Bank’s FHLB stock holdings totaled $46.1 million and $44.1 million. respectively. The Bank’s investment in FHLB stock is recorded at cost and is redeemable at par.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.    JUNIOR SUBORDINATED DEBENTURES
The schedule below presents the detail of the Company’s junior subordinated debentures:

	December 31,
	2017	2016
	(In thousands)
Boston Private Capital Trust II Junior Subordinated Debentures	$103,093	$103,093
Boston Private Capital Trust I Junior Subordinated Debentures	3,270	3,270
Total	$106,363	$106,363
All of the Company’s junior subordinated debentures mature in more than five years.
Boston Private Capital Trust II Junior Subordinated Debentures
In September 2005, the Company and Boston Private Capital Trust II, a Delaware statutory trust (“Trust II”) entered into a Purchase Agreement for the sale of $100 million of trust preferred securities issued by Trust II and guaranteed by the Company on a subordinated basis. Trust II’s preferred securities pay interest quarterly and had an annual distribution rate of 6.25% up to, but not including, December 30, 2010. Subsequently, Trust II’s preferred securities converted to a floating rate of a three-month LIBOR plus 1.68%; provided, however, that the interest rate does not exceed the highest rate permitted by New York law, and may be modified by the U.S. law of general application. At December 31, 2017, the interest rate for the Trust II’s preferred securities was 3.02%.
Each of the Trust II preferred securities represents an undivided beneficial interest in the assets of Trust II. The Company owns all of Trust II’s common securities. Trust II’s only assets are the junior subordinated debentures issued to it by the Company on substantially the same payment terms as Trust II’s preferred securities. The Company’s investment in Trust II was $3.1 million at both December 31, 2017 and 2016.
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
At December 31, 2017 and 2016, the Company was in compliance with the above covenants.
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
As of December 31, 2017, there was an immaterial amount remaining outstanding of the Trust I convertible trust preferred securities. The Company’s investment in Trust I was $3.2 million at both December 31, 2017 and 2016.

14.     NONCONTROLLING INTERESTS
At the Company, noncontrolling interests consist of equity owned by management of the Company’s respective majority-owned affiliates. Net income attributable to noncontrolling interests in the consolidated statements of operations represents the net income allocated to the noncontrolling interest owners of the affiliates. Net income allocated to the noncontrolling interest owners was $4.5 million, $4.2 million, and $4.4 million for the years ended December 31, 2017, 2016, and 2015, respectively.
On the consolidated balance sheets, noncontrolling interests are included as the sum of the capital and undistributed profits allocated to the noncontrolling interest owners. Typically, this balance is included in a company’s permanent shareholders’ equity in the consolidated balance sheets. When the noncontrolling interest owners’ rights include certain redemption features, as described in ASC 480, Distinguishing Liabilities from Equity, such redeemable noncontrolling interests are classified as mezzanine equity and are not included in permanent shareholders’ equity. Due to the redemption features of the noncontrolling interests discussed in this footnote, the Company had redeemable noncontrolling interests held in mezzanine equity in the accompanying consolidated balance sheets of $17.5 million and $17.0 million at December 31, 2017 and 2016, respectively. The aggregate amount of such redeemable noncontrolling equity interests are recorded at the estimated maximum redemption values, as discussed below. In addition, as discussed below, the Company had $5.2 million and $4.2 million in noncontrolling interests included in permanent shareholders’ equity at December 31, 2017 and 2016, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents, by affiliate, the noncontrolling interests included as redeemable noncontrolling interests and noncontrolling interests in mezzanine and permanent equity, respectively, at the periods indicated:

	December 31, 2017	December 31, 2016
	(In thousands)
Anchor	$9,761	$10,934
BOS	8,057	6,782
DGHM (1)	4,829	3,417
Total	$22,647	$21,133
Redeemable noncontrolling interests	$17,461	$16,972
Noncontrolling interests	$5,186	$4,161
_____________

(1)	Only includes redeemable noncontrolling interests.
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
In December 2017, the Company entered into an agreement to sell its interest in Anchor. The transaction is expected to close in the first quarter of 2018. While the assets and liabilities of Anchor are classified as held for sale on the Company’s consolidated balance sheet as of December 31, 2017, equity interests, including noncontrolling interests, and the related call and put redemption features remain in place.
The maximum redemption value, based on the contractually determined maximum redemption value formula, to repurchase the remaining approximately 20% of Anchor’s noncontrolling equity interests was approximately $9.8 million and $10.9 million as of December 31, 2017 and 2016, respectively. Of the $9.8 million of noncontrolling equity interests at December 31, 2017, $2.9 million is included in permanent equity and the remainder is included in mezzanine equity. Of the $10.9 million of noncontrolling equity interests at December 31, 2016, $2.0 million was included in permanent equity and the remainder was included in mezzanine equity.

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
The maximum redemption value, based on fair value, to repurchase the remaining approximately 30% of BOS’ noncontrolling equity interests is approximately $8.1 million and $6.8 million as of December 31, 2017 and 2016, respectively. Of the $8.1 million of noncontrolling equity interests at December 31, 2017, $2.3 million is included in permanent equity and the remainder is included in mezzanine equity. Of the $6.8 million of noncontrolling equity interests at December 31, 2016, $2.2 million was included in permanent equity and the remainder was included in mezzanine equity.
DGHM
The Company acquired an 80% interest in DGHM on February 6, 2004. DGHM management and employees own the remaining 20% interest in DGHM. The DGHM operating agreement describes a process for the orderly transfer of noncontrolling equity interests between the Company and the DGHM noncontrolling interest owners at a contractually agreed upon value, with appraisal rights for all parties. Certain events, such as a change in control, death, disability, retirement, resignation or termination, may result in repurchase of the noncontrolling equity interests by the Company at the then contractually agreed upon value. The DGHM operating agreement provides a formulaic mechanism to determine the then value of the noncontrolling equity interests. These noncontrolling equity interests have a five-year vesting period. Beginning six months after vesting, a holder of noncontrolling equity interests may put up to between 10% and 20% of his or her outstanding units annually to the Company. The six-month holding period ensures the risks and rewards of ownership are transferred to the holder of the noncontrolling equity interests. Beginning in December 2009, the Company has an annual call right under which it may elect to repurchase between 10% and 20% of the non-management and management members’ vested units. No more than 40% of the outstanding noncontrolling equity interests’ units can be put in any one year. Certain key members of DGHM management are contractually obligated to retain 50% of their noncontrolling equity interests until such time as they leave the firm. The maximum redemption value, based on the contractually determined maximum redemption value formula, to repurchase the remaining 20% of DGHM’s noncontrolling equity interests is approximately $4.8 million and $3.4 million as of December 31, 2017 and 2016, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present an analysis of the Company’s redeemable noncontrolling interests for the periods indicated:

	Year ended
	December 31, 2017		December 31, 2016		December 31, 2015
	Redeemable noncontrolling interests	Noncontrolling interests	Redeemable noncontrolling interests	Noncontrolling interests	Redeemable noncontrolling interests	Noncontrolling interests
	(In thousands)
Noncontrolling interests at beginning of period	$16,972	$4,161	$18,088	$3,393	$20,905	$386
Net income attributable to noncontrolling interests	3,354	1,114	3,204	953	3,575	832
Distributions	(3,277)	(1,083)	(3,112)	(942)	(4,189)	(422)
Purchases/ (sales) of ownership interests	235	85	(765)	(134)	(1,666)	419
Transfers of ownership interests from mezzanine to permanent equity	—	—	—	—	(1,652)	1,652
Amortization of equity compensation	413	935	449	747	—	472
Adjustments to fair value	(236)	(26)	(892)	144	1,115	54
Noncontrolling interests at end of period	$17,461	$5,186	$16,972	$4,161	$18,088	$3,393

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

15.    EQUITY
Preferred Stock
The Company has 2,000,000 depositary shares outstanding at both December 31, 2017 and December 31, 2016 (the “Depositary Shares”). Each Depositary Share represents a 1/40th interest in a share of the Company’s 6.95% Non-Cumulative Perpetual Preferred Stock, Series D, par value $1.00 per share and liquidation preference of $1,000 per share (the “Series D preferred stock”). This represents the entire $47.8 million balance of preferred stock on the Company’s balance sheet at both December 31, 2017 and December 31, 2016. The ability of the Company to declare and pay dividends on, or purchase, redeem or otherwise acquire, shares of its preferred stock or any securities of the Company that rank junior to the Series D preferred stock is subject to certain restrictions in the event that the Company does not declare and pay (or set aside) dividends on the Series D preferred stock for the last preceding quarterly dividend period. The Company may redeem the Series D preferred stock on any dividend payment date on or after June 15, 2018; or within 90 days of a change, proposed change, administrative decision, or re-interpretation in the laws, regulations, or guidelines regarding the regulatory capital treatment of the Series D preferred stock.
Common Stock
The Company has 170 million shares of common stock authorized for issuance. At December 31, 2017, it had 84,208,538 shares outstanding and 85,791,462 shares available for future issuance, including shares reserved for future issuance pursuant to the Company’s stock-based compensation plans, as discussed in Part II. Item 8. “Financial Statements and Supplementary Data - Note 18: Employee Benefits.” At December 31, 2016, it had 83,731,769 shares outstanding and 86,268,231 shares available for future issuance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Warrants to Purchase Common Stock
The Company currently has one class of warrants to purchase common stock outstanding. These warrants were initially issued to the U.S. Department of the Treasury (the “Treasury”) (the “TARP warrants”). The following table summarizes the terms of the TARP warrant agreement outstanding at December 31, 2017:

Name of warrants	Number of warrants	Original warrant share number	Current warrant share number (2)	Original exercise price of warrants	Current exercise price of warrants (2)	Date issued	Expiration date
TARP Warrants (1)	1,692,755	1.00	1.14	$8.000	$7.011	11/21/2008	11/21/2018
___________________

(1)	The TARP warrants, while initially issued to the Treasury, were purchased from the Treasury by unrelated third parties at a market rate.

(2)
Per the terms of the TARP warrant agreement, the exercise price and number of shares issuable upon exercise may be adjusted ratably for dividends paid on the Company’s common stock that exceed the dividend rate at the time the warrants were issued, at which time the Company paid quarterly dividends of $0.01 per share. The current warrant share number and current exercise price of the warrant reflect the warrant as adjusted for common stock dividends through February 2, 2018, the latest dividend record date prior to the filing of this Annual Report.

Accumulated Other Comprehensive Income
Other comprehensive income/ (loss) represents the change in equity of the Company during a year from transactions and other events and circumstances from non-shareholder sources. It includes all changes in equity during a year except those resulting from investments by shareholders and distributions to shareholders.
The following table presents the Company’s comprehensive income/ (loss) and related tax effect for the years ended December 31, 2017, 2016, and 2015:

	2017			2016			2015
	Pre- tax	Tax effect	Net of Tax	Pre- tax	Tax effect	Net of Tax	Pre- tax	Tax effect	Net of Tax
	(In thousands)
Unrealized gain/ (loss) on securities available-for-sale
Net gains/ (losses) arising during period	$7,782	$3,063	$4,719	$(18,913)	$(7,555)	$(11,358)	$(2,494)	$(1,145)	$(1,349)
Less: Adjustment for realized gains/ (losses), net	376	154	222	521	190	331	236	97	139
Net change	7,406	2,909	4,497	(19,434)	(7,745)	(11,689)	(2,730)	(1,242)	(1,488)
Unrealized gain/ (loss) on cash flow hedges
Net gains/ (losses) arising during period	325	135	190	(793)	(332)	(461)	(2,642)	(1,088)	(1,554)
Add: scheduled reclass and other	1,179	491	688	1,666	687	979	4,052	1,698	2,354
Net change	1,504	626	878	873	355	518	1,410	610	800
Unrealized gain/ (loss) on other
Net gains/ (losses) arising during period	84	34	50	200	77	123	(193)	(78)	(115)
Net change	84	34	50	200	77	123	(193)	(78)	(115)
Total other comprehensive income/ (loss)	8,994	3,569	5,425	(18,361)	(7,313)	(11,048)	(1,513)	(710)	(803)
Net income attributable to the Company (1)	86,787	46,196	40,591	102,591	30,963	71,628	95,317	30,392	64,925
Total comprehensive income	$95,781	$49,765	$46,016	$84,230	$23,650	$60,580	$93,804	$29,682	$64,122
___________________

(1)	Pre-tax net income attributable to the Company is calculated as income before income taxes, plus net income from discontinued operations, less net income attributable to noncontrolling interests.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents a summary of the amounts reclassified from accumulated other comprehensive income/ (loss) for the years ended December 31, 2017, 2016, and 2015:

Description of component of accumulated other comprehensive income/ (loss)	Year ended December 31,			Affected line item in Statement of Operations
	2017	2016	2015
	(In thousands)
Adjustment for realized gains/(losses) on securities available-for-sale, net:
Pre-tax	$376	$521	$236	Gain/ (loss) on sale of investments, net
Tax expense/ (benefit)	154	190	97	Income tax expense
Net	$222	$331	$139	Net income attributable to the Company
Net realized gain/ (loss) on cash flow hedges:
Hedge related to junior subordinated debentures:
Pre-tax	$—	$—	$1,879	Interest expense on junior subordinated debentures
Tax expense/ (benefit)	—	—	804	Income tax expense
Net	$—	$—	$(1,075)	Net income attributable to the Company
Hedge related to deposits
Pre-tax	$1,179	$1,666	$2,173	Interest expense on deposits
Tax expense/ (benefit)	491	687	894	Income tax expense
Net	$(688)	$(979)	$(1,279)	Net income attributable to the Company
Total reclassifications for the period, net of tax	$(688)	$(979)	$(2,354)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the after-tax changes in the components of the Company’s accumulated other comprehensive income/ (loss) for the years ended December 31, 2017, 2016, and 2015:

	Components of accumulated other comprehensive income/ (loss)
	Unrealized gain/ (loss) on securities available-for-sale	Unrealized gain/ (loss) on cash flow hedges	Unrealized gain/ (loss) on other	Accumulated other comprehensive income/ (loss)
	(In thousands)
Balance at December 31, 2014	$1,983	$(1,923)	$(757)	$(697)
Other comprehensive income/ (loss) before reclassifications	(1,349)	(1,554)	(115)	(3,018)
Amounts reclassified from other comprehensive income/ (loss)	(139)	2,354	—	2,215
Other comprehensive income/ (loss), net	(1,488)	800	(115)	(803)
Balance at December 31, 2015	495	(1,123)	(872)	(1,500)
Other comprehensive income/ (loss) before reclassifications	(11,358)	(461)	123	(11,696)
Amounts reclassified from other comprehensive income/ (loss)	(331)	979	—	648
Other comprehensive income/ (loss), net	(11,689)	518	123	(11,048)
Balance at December 31, 2016	(11,194)	(605)	(749)	(12,548)
Other comprehensive income/ (loss) before reclassifications	4,719	190	50	4,959
Amounts reclassified from other comprehensive income/ (loss)	(222)	688	—	466
Other comprehensive income/ (loss), net	4,497	878	50	5,425
Reclassification due to the adoption of ASU 2018-02	(1,443)	59	(151)	(1,535)
Balance at December 31, 2017	$(8,140)	$332	$(850)	$(8,658)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present a reconciliation of the components of basic and diluted EPS computations for the three years ended December 31:

	For the year ended December 31,
	2017	2016	2015
	(In thousands, except share and per share data)
Basic earnings per share - Numerator:
Net income from continuing operations	$40,189	$70,244	$62,921
Less: Net income attributable to noncontrolling interests	4,468	4,157	4,407
Net income from continuing operations attributable to the Company	35,721	66,087	58,514
Decrease/ (increase) in noncontrolling interests’ redemption values (1)	(1,412)	(588)	464
Dividends on preferred stock	(3,475)	(3,475)	(3,475)
Total adjustments to income attributable to common shareholders	(4,887)	(4,063)	(3,011)
Net income from continuing operations attributable to common shareholders, treasury stock method (2)	30,834	62,024	55,503
Net income from discontinued operations (2)	4,870	5,541	6,411
Net income attributable to common shareholders, treasury stock method (2)	$35,704	$67,565	$61,914

Basic earnings per share - Denominator:
Weighted average basic common shares outstanding	82,430,633	81,264,273	80,885,253
Per share data - Basic earnings per share from:
Continuing operations	$0.37	$0.76	$0.69
Discontinued operations	$0.06	$0.07	$0.08
Total attributable to common shareholders	$0.43	$0.83	$0.77

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the year ended December 31,
	2017	2016	2015
	(In thousands, except share and per share data)
Diluted earnings per share - Numerator:
Net income from continuing operations attributable to common shareholders, after assumed dilution (2)	$30,834	$62,024	$55,503
Net income from discontinued operations	4,870	5,541	6,411
Net income attributable to common shareholders, after assumed dilution	$35,704	$67,565	$61,914
Diluted earnings per share - Denominator:
Weighted average basic common shares outstanding	82,430,633	81,264,273	80,885,253
Dilutive effect of:
Stock options, performance-based and time-based restricted stock, and performance-based and time-based restricted stock units, and other dilutive securities (2), (3)	1,313,953	1,002,153	1,301,448
Warrants to purchase common stock (3)	1,057,979	942,700	1,206,389
Dilutive common shares	2,371,932	1,944,853	2,507,837
Weighted average diluted common shares outstanding (2), (3)	84,802,565	83,209,126	83,393,090
Per share data - Diluted earnings per share from:
Continuing operations	$0.36	$0.74	$0.66
Discontinued operations	$0.06	$0.07	$0.08
Total attributable to common shareholders	$0.42	$0.81	$0.74
Dividends per share declared and paid on common stock	$0.44	$0.40	$0.36
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

(2)
The Company presents its EPS based on the treasury stock method. The Company reverted to the treasury stock presentation from the two-class presentation due to the immaterial number of participating shares outstanding as of March 31, 2016. There is no difference between the calculation of EPS based on the treasury stock method and the calculation of EPS based on the two-class method for the year ended December 31, 2017.

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

(3)
The diluted EPS computations for the years ended December 31, 2017, 2016, and 2015 do not assume the conversion, exercise or contingent issuance of the following shares for the following periods because the result would have been antidilutive for the periods indicated. As a result of the anti-dilution, the potential common shares excluded from the diluted EPS computation are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the year ended December 31,
	2017	2016	2015
Shares excluded due to anti-dilution (treasury stock method):	(In thousands)
Potential common shares from:
Convertible trust preferred securities (a)	1	1	1
Total shares excluded due to anti-dilution	1	1	1

	For the year ended December 31,
	2017	2016	2015
Shares excluded due to exercise price exceeding the average market price of common shares during the period (total outstanding):	(In thousands)
Potential common shares from:
Options, restricted stock, or other dilutive securities (b)	67	270	548
Total shares excluded due to exercise price exceeding the average market price of common shares during the period	67	270	548

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

17.     INCOME TAXES
The components of income tax expense for continuing operations for the years ended December 31, 2017, 2016, and 2015 are as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Current expense:
Federal	$17,176	$20,237	$25,631
State	6,509	7,778	9,183
Total current expense	23,685	28,015	34,814
Deferred expense/(benefit):
Federal	19,820	1,976	(3,185)
State	2,691	972	(1,237)
Total deferred expense/(benefit)	22,511	2,948	(4,422)
Income tax expense	$46,196	$30,963	$30,392

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Income tax expense attributable to income from continuing operations differs from the amounts computed by applying the Federal statutory rate to pre-tax income from continuing operations. Reconciliations between the Federal statutory income tax rate of 35% to the effective income tax rate for the years ended December 31, 2017, 2016, and 2015 are as follows:

	Year Ended December 31,
	2017	2016	2015
Statutory Federal income tax rate	35.0%	35.0%	35.0%
Increase/ (decrease) resulting from:
Re-measurement of deferred tax assets and liabilities	13.7%	—%	—%
Nondeductible goodwill	10.1%	—%	—%
Tax-exempt interest, net	(10.3)%	(7.5)%	(7.1)%
State and local income tax, net of Federal tax benefit	6.9%	5.6%	5.5%
Tax credits	(3.1)%	(2.2)%	(1.9)%
Investments in affordable housing projects	2.2%	0.9%	0.9%
Noncontrolling interests	(1.5)%	(1.4)%	(1.6)%
Out-of-period adjustment	—%	—%	1.3%
Other, net	0.5%	0.2%	0.5%
Effective income tax rate	53.5%	30.6%	32.6%
On December 22, 2017, H.R. 1, the Tax Act, was enacted by the U.S. government. Substantially all of the provisions of the Tax Act are effective as of January 1, 2018. The Tax Act includes significant changes to the Internal Revenue Code of 1986, as amended, including amendments which significantly change the taxation of business entities. The more significant changes in the Tax Act that impact the Company are the reduction in the federal corporate tax rate from 35% to 21% and the changes to the deductibility of executive compensation, both of which are effective as of January 1, 2018. Under ASC 740, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted, or December 22, 2017 for the Tax Act. ASC 740 also requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. The Company re-measured its deferred tax assets and liabilities at the 21% federal corporate tax rate, reevaluated its investments in affordable housing projects using the 21% federal corporate tax rate, and reduced its deferred tax assets associated with executive compensation that is no longer deductible. As a result of these changes, the Company recorded a federal tax expense of $12.9 million in the fourth quarter of 2017.
The staff of the SEC has recognized the complexity of reflecting the impacts of the Tax Act, and on December 22, 2017 issued guidance in Staff Accounting Bulletin No. 118 (“SAB 118”) which clarifies accounting for income taxes under ASC 740 if information is not yet available or complete and provides for up to a one year period in which to complete the required analyses and accounting. SAB 118 describes three scenarios associated with a company’s status of accounting for income tax reform: (1) a company is complete with its accounting for certain effects of tax reform, (2) a company is able to determine a reasonable estimate for certain effects of tax reform and records that estimate as a provisional amount, or (3) a company is not able to determine a reasonable estimate and therefore continues to apply ASC 740, based on the provisions of the tax laws that were in effect immediately prior to the Tax Act being enacted. The Company completed its accounting of the effects of the Tax Act which have been reflected in the December 31, 2017 financial statements.
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
On April 13, 2015, New York City enacted legislation that requires corporations that are engaged in unitary business operations to file combined returns with their affiliates for tax years beginning on or after January 1, 2015. Starting in 2015, all of the Company’s affiliates are included in the Company’s New York City tax return instead of just those affiliates with nexus to New York City. The Company incorporated the impact of these New York City tax law changes in 2015 due to the law being enacted in 2015. The Company adjusted the New York City apportionment percentages for purposes of measuring deferred tax assets and liabilities that will reverse after the effective date. As a result of these changes, the Company recorded a state tax benefit of $0.5 million, net of federal tax, in 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of gross deferred tax assets and gross deferred tax liabilities at December 31, 2017 and 2016 are as follows:

	December 31,
	2017	2016
	(In thousands)
Gross deferred tax assets:
Allowance for loan and OREO losses	$22,782	$35,545
Interest on nonaccrual loans	295	548
Stock compensation	3,156	6,079
Deferred and accrued compensation	11,822	19,801
Contingent payments	1,236	1,868
Unrealized loss on investments	3,345	8,264
Other	1,437	905
Gross deferred tax assets	44,073	73,010
Total deferred tax assets	44,073	73,010
Gross deferred tax liabilities:
Deferred income on repurchase of debt	832	2,692
Goodwill and acquired intangible assets	12,246	12,929
Fixed assets	991	67
Prepaid expenses	347	611
Other	626	1,251
Total gross deferred tax liabilities	15,042	17,550
Net deferred tax asset	$29,031	$55,460
Of the $26.4 million net decrease in the Company’s net deferred tax asset during 2017, $22.5 million was recognized as deferred income tax expense, $0.3 million was recognized as deferred income tax expense for discontinued operations, and $3.6 million was recognized as a decrease to shareholders’ equity. The $22.5 million deferred income tax expense includes $11.8 million from the re-measurement of deferred tax assets and liabilities due to the reduction in the federal corporate tax rate from 35% to 21% effective January 1, 2018 and $0.7 million from the reduction of deferred tax assets associated with executive compensation that is no longer deductible as a result of the Tax Act.
In accordance with ASC 740, deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of the tax benefit depends upon the existence of sufficient taxable income of the appropriate character within the carry-forward periods.
The Company believes that it is more likely than not that the net deferred tax asset as of December 31, 2017 will be realized, based primarily upon the ability to generate future taxable income. Other positive evidence to support the realization of the Company’s net deferred tax asset includes:

•	The Company had cumulative pre-tax income, as adjusted for permanent book-to-tax differences, in the period 2015 through 2017.

•	Certain tax planning strategies are available to the Company, such as reducing investments in tax-exempt securities.

•	The Company has not had any operating loss or tax credit carryovers expiring unused in recent years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits under the provisions of ASC 740-10 is as follows:

	2017	2016	2015
	(In thousands)
Balance at January 1	$974	$1,022	$1,067
Additions based on tax positions related to the current year	183	160	163
Additions based on tax positions taken in prior years	227	—	—
Decreases based on the expiration of statute of limitations	(359)	(208)	(208)
Balance at December 31	$1,025	$974	$1,022
The Company does not currently believe there is a reasonable possibility of any significant change to unrecognized tax benefits within the next twelve months.
Excluded from the gross amount of unrecognized tax benefits for the years ended December 31, 2017, 2016, and 2015 are the federal tax benefits associated with the gross amount of state unrecognized tax benefits which, if recognized, would affect the effective tax rate. The net amount of unrecognized tax benefit which, if recognized, would affect the effective tax rate is $0.9 million at December 31, 2017 and $0.8 million at December 31, 2016 and 2015.
The Company classifies interest and penalties, if applicable, related to unrecognized tax benefits as a component of income tax expense in the consolidated statements of operations. Interest and penalties recognized as part of the Company’s income tax expense was immaterial for the years ending December 31, 2017, 2016, and 2015. The accrued amounts for interest and penalties were immaterial as of December 31, 2017, 2016, and 2015.
Federal income tax returns remain subject to examination by the Internal Revenue Service for all tax years subsequent to 2013. The examinations by the Internal Revenue Service for the tax years ended December 31, 2009 and December 31, 2012 were settled in August 2015 and December 2017, respectively. The resolution of these examinations did not have a significant impact on the effective tax rate.
State income tax returns for the Company’s major tax jurisdictions of California, Florida, Massachusetts, and New York have either been examined or remain subject to examination for all the tax years subsequent to 2013. The examination by the State of New York for the tax year ended December 31, 2012 was settled in February 2015 and the examinations by the State of New York for the tax years ended December 31, 2013 and 2014 were settled in June 2017. The resolution of these examinations did not have a significant impact on the effective tax rate.

18.     EMPLOYEE BENEFITS
Employee 401(k) Profit Sharing Plan
The Company established a corporate-wide 401(k) Profit Sharing Plan (the “401(k) Plan”) for the benefit of the employees of the Company and its affiliates, which became effective on July 1, 2002. The 401(k) Plan is a 401(k) savings and retirement plan that is designed to qualify as an ERISA section 404(c) plan. Generally, employees who are at least twenty-one (21) years of age are eligible to participate in the plan on their date of hire. Employee contributions may be matched based on a predetermined formula and additional discretionary contributions may be made. 401(k) Plan expense was $3.3 million, $3.0 million, and $2.8 million, in the years ended December 31, 2017, 2016, and 2015, respectively.
Salary Continuation Plans
The Bank maintains a salary continuation plan for certain former officers in the Bank’s San Francisco Bay Area market. The officers became eligible for benefits under the salary continuation plan if they reached a defined retirement age while working for the Bank. The Bank also has a deferred compensation plan for certain former directors of the former private banking affiliate in the San Francisco Bay Area that was merged into the Bank. The compensation expense relating to each contract is accounted for individually. The expense relating to these plans was $0.1 million for each of the years ended December 31, 2017, 2016, and 2015. The amount recognized in other liabilities in the consolidated balance sheets was $1.0 million and $1.1 million at December 31, 2017 and 2016, respectively. The Bank has purchased life insurance contracts to help fund these plans. The Bank has single premium life insurance policies with cash surrender values totaling $6.1 million and $6.3 million, which are included in other assets in the consolidated balance sheets, as of December 31, 2017 and 2016, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Bank also maintains a salary continuation plan for certain former officers of the Bank’s Southern California market. The plan provides for payments to the participants at the age of retirement. The expense relating to these plans was $0.1 million for each of the years ended December 31, 2017, 2016, and 2015. The net amount recognized in other liabilities in the consolidated balance sheets was $1.7 million and $1.9 million at December 31, 2017 and 2016, respectively. The Bank has purchased life insurance contracts to help fund these plans. These life insurance policies have cash surrender values totaling $4.9 million and $4.8 million at December 31, 2017 and 2016, respectively, which are included in other assets in the consolidated balance sheets.
Deferred Compensation Plan
The Company offers a deferred compensation plan (the “Deferred Compensation Plan”) that enables certain executives to elect to defer a portion of their compensation. The amounts deferred are excluded from the employee’s taxable income and are not deductible for income tax purposes by the Company until paid. The net deferred amount related to the Deferred Compensation Plan in other liabilities in the consolidated balance sheets was $7.1 million and $6.1 million at December 31, 2017 and 2016, respectively. Increases and decreases in the value of the Deferred Compensation Plan are recognized as compensation expense in the consolidated statements of operations. The expense relating to the Deferred Compensation Plan was an expense of $0.9 million, an expense of $0.6 million, and an expense credit of $0.1 million for the years ended December 31, 2017, 2016, and 2015, respectively.
The Company has adopted a special trust for the Deferred Compensation Plan called a Rabbi Trust. A Rabbi Trust is an arrangement that is used to accumulate assets that may be used to “fund” the Company’s obligation to pay benefits under the Deferred Compensation Plan. However, to prevent immediate taxation to the executives who participate in the Deferred Compensation Plan, the amounts placed in the Rabbi Trust must remain subject to the claims of the Company’s creditors. The investments chosen by the participants in the Deferred Compensation Plan are mirrored by the Rabbi Trust as a way to minimize the earnings volatility of the Deferred Compensation Plan. The net amount recognized in other assets in the consolidated balance sheets was $7.1 million and $6.1 million at December 31, 2017 and 2016, respectively. Increases and decreases in the value of the Rabbi Trust are recognized in other income in the consolidated statement of operations. The income relating to this plan was a gain of $0.9 million, a gain of $0.6 million, and a loss of $0.1 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Stock-Based Incentive Plans
At December 31, 2017, the Company has three stock-based compensation plans. These plans encourage and enable the officers, employees, and non-employee directors of the Company to acquire a proprietary interest in the Company.
The 2009 Stock Option and Incentive Plan (the “2009 Plan”), replaced the Company’s 2004 Stock Option and Incentive Plan. Under the 2009 Plan, the Company may grant options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock awards, performance share awards and dividend equivalent rights to its officers, employees, and non-employee directors of the Company for an amount not to exceed 2% of the total shares of common stock outstanding as of the last business day of the preceding fiscal year. The 2009 Plan provides for the authorization and issuance of 4,000,000 shares, along with any residual shares from previous plans. Under the 2009 Plan, the exercise price of each option shall not be less than 100% of the fair market value of the stock on the date the options are granted. Generally, options expire ten years from the date granted and vest over a three-year graded vesting period for officers and employees and a one-year or less period for non-employee directors. Stock grants generally vest over a three-year cliff vesting period. As of December 31, 2017 the maximum number of shares of stock reserved and available for issuance under the Plan was 2,414,842.
Under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan (the “Inducement Plan”), the Company may grant equity awards to new employees as an inducement to join the Company. The Company reserved 1,245,000 shares of the Company’s common stock for issuance under the Inducement Plan. The terms of the Inducement Plan are substantially similar to the terms of the 2009 Plan. In 2015, the Company issued an additional 22,936 shares under this plan in conjunction with an executive new hire. In 2016, the Company issued 37,177 shares under this plan in conjunction with executive new hires. In 2017, the Company issued 24,569 shares under this plan in conjunction with executive new hires. At December 31, 2017, the Inducement Plan had 727,491 reserved and available for issuance.
The Company maintains a qualified Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock of the Company at 85 percent of the lower of the closing price of the Company’s common stock on the first or last day of a six month purchase period on The NASDAQ® Global Select Market. Employees pay for their stock purchases through payroll deductions at a rate equal to any whole percentage from 1 percent to 15 percent of after-tax earnings. Participants have a right to a full reimbursement of ESPP deferrals through the end of the offering period. Such a reimbursement would result in a reversal of the compensation expense previously recorded, attributed to that participant. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Company issues shares under the ESPP in January and July of each year. As of December 31, 2017, there were 637,442 shares available for issuance in the ESPP. There were 140,284 shares issued to participants under the qualified ESPP in 2017.
Share-based payments recorded in salaries and benefits expense are as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Stock option and ESPP expense	$480	$437	$518
Nonvested share expense	7,794	6,293	5,723
Subtotal	8,274	6,730	6,241
Tax benefit	3,188	2,574	2,367
Stock-based compensation expense, net of tax benefit	$5,086	$4,156	$3,874
Stock Options
A summary of option activity under the 2009 Plan for the year ended December 31, 2017 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in 000’s)
Outstanding at December 31, 2016	656,400	$13.11
Granted	—	$—
Exercised	109,400	$8.21
Forfeited	12,798	$28.85
Expired	115,547	$29.73
Outstanding at December 31, 2017	418,655	$9.32	1.81 years	$2,795.0
Exercisable at December 31, 2017	418,655	$9.32	1.81 years	$2,795.0
The total intrinsic value of options exercised during the years ended December 31, 2017, 2016, and 2015 was $0.9 million, $1.5 million, and $0.7 million, respectively. As of December 31, 2017, there was no unrecognized compensation cost related to stock option arrangements granted under the 2009 Plan.
Restricted Stock
A summary of the Company’s nonvested shares as of December 31, 2017 and changes during the year ended December 31, 2017, including shares under both the 2009 Plan and the Inducement Plan, is as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2016	1,993,628	$12.16
Granted	485,263	$15.55
Vested	652,193	$12.28
Forfeited	100,789	$13.35
Nonvested at December 31, 2017	1,725,909	$13.03
The fair value of nonvested shares is determined based on the closing price of the Company’s stock on the grant date. The weighted-average grant-date fair value of shares granted during the years ended December 31, 2017, 2016, and 2015 was $15.55, $11.58, and $12.41, respectively. At December 31, 2017, there was $10.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the 2009 Plan and the Inducement Plan, combined. That cost is expected to be recognized over a weighted-average period of 2.01 years. The total fair value of shares

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

that vested during the years ended December 31, 2017, 2016, and 2015 was $8.0 million, $5.3 million, and $5.3 million, respectively.
Included in the restricted stock balances above are performance shares, which are granted to certain employees within the Company and are accounted for in the same manner as restricted stock. At December 31, 2017, there were 811,286 performance shares outstanding, which could increase up to 1,558,411 shares. If the maximum number of performance shares is issued, the Company would incur an additional $9.8 million of compensation costs related to these additional 747,125 shares. The Company recognizes the expense for performance shares based upon the most likely outcome of shares to be issued based on current forecasts.
Supplemental Executive Retirement Plans
The Company has a non-qualified supplemental executive retirement plan (“SERP”) with a former executive officer of the Company. The SERP, which is unfunded, provides a defined cash benefit based on a formula using average compensation, years of service, and age at retirement of the executive. The estimated actuarial present value of the projected benefit obligation was $7.9 million and $8.2 million at December 31, 2017 and 2016, respectively. The expense associated with the SERP was $0.4 million, $0.5 million, and $0.5 million for the years ended December 31, 2017, 2016, and 2015, respectively. The discount rate used to calculate the SERP liability was 3.60%, 4.10%, and 4.35% for the years ended December 31, 2017, 2016, and 2015, respectively.
The Bank has a SERP with various former executives of the Pacific Northwest market. The SERP, which is unfunded, provides a defined cash benefit based on a formula using compensation, years of service, and age at retirement of the executives. The benefits for each executive under the plan are accrued until the full vesting age of 65. The actuarial present value of the projected benefit obligation was $3.2 million at both December 31, 2017 and 2016. The expense associated with the SERP was $0.2 million for each of the years ended December 31, 2017, 2016, and 2015. The discount rate used to calculate the SERP liability was 3.37%, 3.62%, and 3.81%, for the years ended December 31, 2017, 2016, and 2015, respectively.
KLS has a long term incentive plan (“LTIP”) with certain of its managing directors. This LTIP, which is unfunded, provides for a profit sharing based on current year results as well as a cash benefit at the time of separation of service. The cash payment at separation of service, which is determined based on the profit share and a multiple based on years of service, is payable in three equal annual installments following separation of service. The Company has accrued $8.1 million and $7.6 million at December 31, 2017 and 2016, respectively, for future separation of service payments. The LTIP was effective beginning January 1, 2010. The expense associated with the LTIP was $0.5 million, $(0.2) million, and $1.3 million for the years ended December 31, 2017, 2016, and 2015, respectively. The discount rate used to calculate the SERP liability was 3.33%, 3.70%, and 3.90% for the years ended December 31, 2017, 2016, and 2015, respectively.

19.     OTHER OPERATING EXPENSE
Major components of other operating expense are as follows:

	Year Ended December 31,
	2017	2016	2015
		(In thousands)
Employee travel and meals	$3,910	$3,309	$2,874
Insurance	3,286	3,396	3,518
Other banking expenses	1,541	1,035	1,788
Publications and dues	1,028	984	870
Postage, express mail, and courier	974	967	1,007
Forms and supplies	890	836	1,241
OREO expenses	4	227	197
Provision/ (credit) for off-balance sheet loan commitments	(24)	(367)	(271)
Other	2,960	3,050	3,337
Total	$14,569	$13,437	$14,561

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
Wealth Management and Trust
The Wealth Management and Trust segment is comprised of the trust operations of the Bank and the operations of Boston Private Wealth. The segment offers investment management, wealth management, family office, and trust services to individuals, families, and institutions. The Wealth Management and Trust segment operates in New England; South Florida; California; and Madison, Wisconsin.
Investment Management
The Investment Management segment currently has two consolidated affiliates, including DGHM and Anchor, both of which are registered investment advisers (“RIAs”). After the expected sale of Anchor in the first quarter of 2018, DGHM will be the only affiliate in the Investment Management segment. The Investment Managers serve the needs of pension funds, endowments, trusts, foundations and select institutions, mutual funds and high net worth individuals and their families throughout the U.S. and abroad. The Investment Managers specialize in value-driven equity portfolios with products across the capitalization spectrum. The specific mix of products, services and clientele varies between affiliates. The Investment Managers are located in New England and New York, with one affiliate administrative office in South Florida.
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
Reconciliation of Reportable Segment Items
The following tables present a reconciliation of the revenues, profits, assets, and other significant items of reportable segments as of and for the year ended December 31, 2017, 2016, and 2015. Interest expense on junior subordinated debentures is reported at the Holding Company.

	Year ended December 31,
	2017	2016	2015
Private Banking	(In thousands)
Net interest income	$227,280	$202,702	$189,501
Fees and other income	10,856	18,947	11,352
Total revenues	238,136	221,649	200,853
Provision/ (credit) for loan losses	(7,669)	(6,935)	(1,555)
Operating expense	149,008	125,116	116,575
Income before income taxes	96,797	103,468	85,833
Income tax expense (1)	43,356	33,120	27,844
Net income from continuing operations	53,441	70,348	57,989
Net income attributable to the Company	$53,441	$70,348	$57,989

Assets	$8,177,304	$7,816,671	$7,361,202
Amortization of intangibles	$—	$—	$341
Depreciation	$5,639	$4,477	$4,599

	Year ended December 31,
	2017	2016	2015
Wealth Management and Trust	(In thousands)
Fees and other income	$45,813	$44,401	$53,336
Operating expense (2)	49,287	64,844	54,474
Income/ (loss) before income taxes	(3,474)	(20,443)	(1,138)
Income tax expense / (benefit) (1)	(509)	(8,279)	(350)
Net income/ (loss) from continuing operations	(2,965)	(12,164)	(788)
Net income/ (loss) attributable to the Company	$(2,965)	$(12,164)	$(788)

Assets	$74,128	$80,501	$80,088
Amortization of intangibles	$2,882	$2,962	$2,428
Depreciation	$1,331	$1,145	$772

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year ended December 31,
	2017	2016	2015
Investment Management	(In thousands)
Net interest income	$21	$16	$22
Fees and other income	45,551	44,443	45,687
Total revenues	45,572	44,459	45,709
Operating expense (3)	59,032	32,863	33,690
Income/ (loss) before income taxes	(13,460)	11,596	12,019
Income tax expense (1)	3,811	3,789	3,956
Net income/ (loss) from continuing operations	(17,271)	7,807	8,063
Noncontrolling interests	1,973	2,077	2,265
Net income/ (loss) attributable to the Company	$(19,244)	$5,730	$5,798

Assets	$66,614	$92,692	$92,642
Amortization of intangibles	$2,524	$2,601	$2,956
Depreciation	$248	$284	$286

	Year ended December 31,
	2017	2016	2015
Wealth Advisory	(In thousands)
Net interest income	$124	$16	$6
Fees and other income	52,636	50,686	50,558
Total revenues	52,760	50,702	50,564
Operating expense	35,753	34,791	35,379
Income before income taxes	17,007	15,911	15,185
Income tax expense (1)	6,418	6,084	5,819
Net income from continuing operations	10,589	9,827	9,366
Noncontrolling interests	2,495	2,080	2,138
Net income attributable to the Company	$8,094	$7,747	$7,228

Assets	$77,747	$79,887	$79,543
Amortization of intangibles	$195	$719	$986
Depreciation	$888	$878	$864

	Year ended December 31,
	2017	2016	2015
Holding Company and Eliminations	(In thousands)
Net interest income	$(2,739)	$(2,296)	$(3,759)
Fees and other income (4)	(890)	310	236
Total revenues	(3,629)	(1,986)	(3,523)
Operating expense	6,856	7,339	15,063
Income/ (loss) before income taxes	(10,485)	(9,325)	(18,586)
Income tax expense/(benefit) (1)	(6,880)	(3,751)	(6,877)
Net income/(loss) from continuing operations	(3,605)	(5,574)	(11,709)
Noncontrolling interests	—	—	4
Discontinued operations (5)	4,870	5,541	6,411
Net income/(loss) attributable to the Company	$1,265	$(33)	$(5,302)

Assets (including eliminations)	$(84,049)	$(99,277)	$(70,967)
Depreciation	$—	$54	$69

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year ended December 31,
	2017	2016	2015
Total Company	(In thousands)
Net interest income	$224,686	$200,438	$185,770
Fees and other income	153,966	158,787	161,169
Total revenues	378,652	359,225	346,939
Provision/ (credit) for loan losses	(7,669)	(6,935)	(1,555)
Operating expense	299,936	264,953	255,181
Income before income taxes	86,385	101,207	93,313
Income tax expense (1)	46,196	30,963	30,392
Net income from continuing operations	40,189	70,244	62,921
Noncontrolling interests	4,468	4,157	4,407
Discontinued operations (5)	4,870	5,541	6,411
Net income attributable to the Company	$40,591	$71,628	$64,925

Assets	$8,311,744	$7,970,474	$7,542,508
Amortization of intangibles	$5,601	$6,282	$6,711
Depreciation	$8,106	$6,838	$6,590
___________________

(1)
The Company’s effective tax rate for 2017, 2016, and 2015 is not consistent due to the re-measurement of the deferred tax assets, impairment of goodwill not deductible for tax purposes, earnings from tax-exempt investments, non-deductible compensation, state and local taxes, income tax credits and income attributable to noncontrolling interests having a different impact on the effective tax rate due primarily to the different levels of income before taxes in years 2017, 2016, and 2015. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 17: Income Taxes” for additional details.

(2)
Operating expense related to the Wealth Management and Trust segment includes restructuring expenses of $2.0 million, and $3.7 million for the years ending December 31, 2016 and 2015 respectively, and a goodwill impairment charge of $9.5 million for the year ended December 31, 2016.

(3)	Operating expense related to the Investment Management Segment includes a goodwill impairment charge of $24.9 million for the year ended December 31, 2017.

(4)	Fees and other income for the Holding Company includes a loss on the sale of $1.3 million for the year ended December 31, 2017 related to the classification of Anchor as held for sale.

(5)
The Holding Company and Eliminations calculation of Net Income attributable to the Company includes net income from Discontinued Operations for the years ended December 31, 2017, 2016 and 2015 of $4.9 million, $5.5 million, and $6.4 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of December 31, 2017	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available-for-sale securities
U.S. government and agencies	$34,299	$34,096	$203	$—
Government-sponsored entities	302,501	—	302,501	—
Municipal bonds	303,058	—	303,058	—
Mortgage-backed securities	509,676	—	509,676	—
Other	20,794	20,794	—	—
Total available-for-sale securities	1,170,328	54,890	1,115,438	—
Derivatives - interest rate customer swaps	18,575	—	18,575	—
Derivatives - interest rate swaps	555	—	555	—
Derivatives - risk participation agreements	1	—	1	—
Derivatives - customer foreign exchange forward	2	—	2	—
Other investments	7,062	7,062	—	—

Liabilities:
Derivatives - interest rate customer swaps	$18,953	$—	$18,953	$—
Derivatives - interest rate swaps	80	—	80	—
Derivatives - risk participation agreements	108	—	108	—
Derivatives - customer foreign exchange forward	2	—	2	—
Other liabilities	7,062	7,062	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of December 31, 2016	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available-for-sale securities:
U.S. government and agencies	$39,936	$39,293	$643	$—
Government-sponsored entities	336,664	—	336,664	—
Municipal bonds	293,397	—	293,397	—
Mortgage-backed securities	570,327	—	570,327	—
Other	23,808	23,808	—	—
Total available-for-sale securities	1,264,132	63,101	1,201,031	—
Derivatives - interest rate customer swaps	17,032	—	17,032	—
Derivatives - risk participation agreements	15	—	15	—
Other investments	6,110	6,110	—	—

Liabilities:
Derivatives - interest rate customer swaps	$16,560	$—	$16,560	$—
Derivatives - interest rate swaps	1,040	—	1,040	—
Derivatives - risk participation agreements	6	—	6	—
Other liabilities	6,110	6,110	—	—
As of December 31, 2017 and 2016, available-for-sale securities consisted primarily of U.S. government and agency securities, government-sponsored entities securities, municipal bonds, mortgage-backed securities, and other available-for-sale securities. Available-for-sale Level 1 securities are valued with prices quoted in active markets and include U.S. Treasury securities (which are categorized as U.S. government and agencies securities) and equities (which are categorized as other available-for-sale securities). Available-for-sale Level 2 securities generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets and include government-sponsored entities securities, municipal bonds, mortgage-backed securities, and certain investments in SBA loans (which are categorized as U.S. government and agencies securities). No investments held at December 31, 2017 or 2016 were categorized as Level 3. There were no changes in the valuation techniques used for measuring the fair value, nor were there any transfers between Levels 1 and 2, of available-for-sale securities in the years ended December 31, 2017 and 2016.
In managing its interest rate and credit risk, the Company utilizes derivative instruments including interest rate customer swaps, interest rate swaps, and risk participation agreements. As a service to its customers. the Company may utilize derivative instruments including customer foreign exchange forward contracts to manage its foreign exchange risk, if any. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities, and therefore, they have been categorized as a Level 2 measurement as of December 31, 2017 and 2016. There were no transfers between Levels 1 and 2 in the years ended 2017 and 2016. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 9: Derivatives and Hedging Activities” for further details.
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
The Company has determined that the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As a result, the Company has

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy as of December 31, 2017 and 2016.
Other investments, which are not considered available-for-sale investments, consist of deferred compensation trusts, which consist of publicly traded mutual fund investments that are valued at prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement as of December 31, 2017 and 2016. There were no transfers between Levels 1 and 2 in the years ended 2017 and 2016.
There were no Level 3 assets valued on a recurring basis as of December 31, 2017 or 2016.
The following tables present the Company’s assets and liabilities measured at fair value on a non-recurring basis during the periods ended December 31, 2017 and 2016, respectively, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of December 31, 2017	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Year ended December 31, 2017
	(In thousands)
Assets:
Impaired loans (1)	$1,778	$—	$—	$1,778	$(465)
Goodwill (2)	42,054	—	—	42,054	(24,901)
	$43,832	$—	$—	$43,832	$(25,366)
___________________

(1)	Collateral-dependent impaired loans held as of December 31, 2017 that had write-downs in fair value or whose specific reserve changed during 2017.

(2)
Goodwill balance at Anchor as of December 31, 2017 that had write-downs in fair value during 2017. The goodwill balance related to Anchor is recorded in other assets held for sale as of December 31, 2017. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 8: Goodwill and Other Intangible Assets” for further detail.

	As of December 31, 2016	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Year ended December 31, 2016
	(In thousands)
Assets:
Impaired loans (1)	$3,074	$—	$—	$3,074	$(428)
OREO (2)	1,690	—	—	1,690	(110)
Goodwill (3)	34,777	—	—	34,777	(9,528)
	$39,541	$—	$—	$39,541	$(10,066)
___________________

(1)	Collateral-dependent impaired loans held as of December 31, 2016 that had write-downs in fair value or whose specific reserve changed during 2016

(2)	OREO held as of December 31, 2016 that had write-downs in fair value during 2016.

(3)
Goodwill balance at Boston Private Wealth as of December 31, 2016 that had write-downs in fair value during 2016. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 8: Goodwill and Other Intangible Assets” for further detail.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	As of December 31, 2017
	Fair Value	Valuation technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$1,778	Appraisals of Collateral	Discount for costs to sell	0% - 7%	5%
			Appraisal adjustments	0% - 20%	14%
See Part II. Item 8. “Financial Statements and Supplementary Data - Note 8: Goodwill and Other Intangible Assets” for additional quantitative information about the 2017 goodwill impairment charges at Anchor.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present the carrying values and fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis (other than certain loans, as noted below):

	As of December 31, 2017
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$120,541	$120,541	$120,541	$—	$—
Investment securities held-to-maturity	74,576	73,781	—	73,781	—
Loans held for sale	4,697	4,737	—	4,737	—
Loans, net	6,430,286	6,388,297	—	—	6,388,297
Other financial assets	93,449	93,449	—	93,449	—
FINANCIAL LIABILITIES:
Deposits	6,510,246	6,509,197	—	6,509,197	—
Securities sold under agreements to repurchase	32,169	32,169	—	32,169	—
Federal funds purchased	30,000	30,000	—	30,000	—
Federal Home Loan Bank borrowings	693,681	692,402	—	692,402	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	2,224	2,224	—	2,224	—

	As of December 31, 2016
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$106,557	$106,557	$106,557	$—	$—
Investment securities held-to-maturity	93,079	92,604	—	92,604	—
Loans held for sale	3,464	3,428	—	3,428	—
Loans, net	6,036,277	6,021,611	—	—	6,021,611
Other financial assets	77,956	77,956	—	77,956	—
FINANCIAL LIABILITIES:
Deposits	6,085,146	6,084,765	—	6,084,765	—
Securities sold under agreements to repurchase	59,624	59,624	—	59,624	—
Federal funds purchased	80,000	80,000	—	80,000	—
Federal Home Loan Bank borrowings	734,205	734,941	—	734,941	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	1,942	1,942	—	1,942	—
The estimated fair values have been determined by using available quoted market information or other appropriate valuation methodologies. The aggregate fair value amounts presented above do not represent the underlying value of the financial assets and liabilities of the Company taken as a whole as they do not reflect any premium or discount the Company might recognize if the assets were sold or the liabilities sold, settled, or redeemed. An excess of fair value over book value on financial assets represents a premium, or gain, the Company might recognize if the assets were sold, while an excess of book value over fair value on financial liabilities represents a premium, or gain, the Company might recognize if the liabilities were

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

sold, settled, or redeemed prior to maturity. Conversely, losses would be recognized if assets were sold where the book value exceeded the fair value or liabilities were sold where the fair value exceeded the book value.
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
Held-to-maturity investment securities
Held-to-maturity securities currently include mortgage-backed securities. The mortgage-backed securities are fixed income instruments that are not quoted on an exchange, but may be traded in active markets. The fair value of these securities is based on quoted market prices obtained from external pricing services. The principal market for our securities portfolio is the secondary institutional market, with an exit price that is predominantly reflective of bid level pricing in that market. Accordingly, held-to-maturity mortgage-backed securities are included in the Level 2 fair value category.
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
Other financial assets
Other financial assets consist of accrued interest and fees receivable, and stock in Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“FRB”), for which the carrying amount approximates fair value, and are classified as Level 2.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Loans sold to investors have recourse to the Company on any loans that are deemed to have been fraudulent or misrepresented. In addition, investors would require the Company to repurchase any loan sold which has a first payment default. The Company has not repurchased any loans during the years ended December 31, 2017 and 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Financial instruments with off-balance sheet risk are summarized as follows:

	December 31,
	2017	2016
	(In thousands)
Commitments to originate loans
Variable rate	$56,410	$103,189
Fixed rate	79,784	65,563
Total commitments to originate new loans	$136,194	$168,752
Unadvanced portion of loans and unused lines of credit	$1,327,140	$1,280,648
Standby letters of credit	$46,291	$38,391
Forward commitments to sell loans	$16,886	$9,663

23.    BOSTON PRIVATE FINANCIAL HOLDINGS, INC. (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

	December 31, 2017	December 31, 2016
	(In thousands)
Assets:
Cash and cash equivalents	$66,361	$54,694
Investment in wholly-owned and majority-owned subsidiaries:
Bank	731,907	694,517
Non-banks	110,764	137,262
Investment in partnerships and trusts	6,340	6,340
Other assets	11,046	17,131
Total assets	$926,418	$909,944
Liabilities:
Junior subordinated debentures	$106,363	$106,363
Deferred income taxes	5,322	8,638
Other liabilities	11,328	9,490
Total liabilities	123,013	124,491
Redeemable Noncontrolling Interests (1)	22,647	21,133
Total Shareholders’ Equity	780,758	764,320
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$926,418	$909,944
___________________

(1)	Includes noncontrolling interests and the maximum redemption value of redeemable noncontrolling interests.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Income:
Interest income	$180	$130	$116
Dividends from subsidiaries:
Bank	25,200	22,700	22,700
Non-banks	24,116	24,044	28,789
Other income	(1,071)	310	236
Total income	48,425	47,184	51,841
Operating Expense:
Salaries and employee benefits	4,061	4,620	10,320
Professional fees	1,369	1,337	2,007
Interest expense	2,919	2,427	3,875
Other expenses	1,424	1,381	2,740
Total operating expense	9,773	9,765	18,942
Income before income taxes	38,652	37,419	32,899
Income tax benefit	(6,880)	(3,751)	(6,877)
Net income from discontinued operations	4,870	5,541	6,411
Income before equity in undistributed earnings of subsidiaries	50,402	46,711	46,187
Equity/ (loss) in undistributed earnings of subsidiaries	(9,811)	24,917	18,738
Net income attributable to the Company	$40,591	$71,628	$64,925

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income attributable to the Company	$40,591	$71,628	$64,925
Net income from discontinued operations	4,870	5,541	6,411
Net income from continuing operations	35,721	66,087	58,514
Adjustments to reconcile net income from continuing operations to net cash provided by/ (used in) operating activities:
Equity in earnings/ (loss) of subsidiaries:
Bank	(50,476)	(58,184)	(57,201)
Non-banks	11,150	(13,477)	(13,026)
Dividends from subsidiaries:
Bank	25,200	22,700	22,700
Non-banks	24,116	24,044	28,789
Deferred income tax expense/ (benefit)	(3,075)	10,000	(4,575)
Depreciation and amortization	3,553	(738)	5,097
Net decrease/ (increase) in other operating activities	1,899	(16,633)	2,167
Net cash provided by/ (used in) operating activities of continuing operations	48,088	33,799	42,465
Net cash provided by/ (used in) operating activities of discontinued operations	4,870	5,541	6,411
Net cash provided by/ (used in) operating activities	52,958	39,340	48,876
Cash flows from investing activities:
Cash paid for acquisitions, including deferred acquisition obligations	1,410	1,890	1,821
Capital investments in subsidiaries:
Bank	—	—	—
Non-banks	(54)	(1,220)	(1,723)
Net cash (used in)/ provided by in other investing activities	—	1	1
Net cash provided by/ (used in) investing activities	1,356	671	99
Cash flows from financing activities:
Repurchase of common stock	—	(9,323)	—
Dividends paid to common shareholders	(37,054)	(33,110)	(29,608)
Dividends paid to preferred shareholders	(3,475)	(3,475)	(3,475)
Tax benefit/ (deficiency) from certain stock compensation awards	—	(620)	(1,262)
Proceeds from stock option exercises	882	1,725	1,206
Proceeds from issuance of common stock, net	2,740	7,786	160
Other equity adjustments	(5,740)	(3,685)	(5,204)
Net cash provided by/ (used in) financing activities	(42,647)	(40,702)	(38,183)
Net (decrease)/ increase in cash and cash equivalents	11,667	(691)	10,792
Cash and cash equivalents at beginning of year	54,694	55,385	44,593
Cash and cash equivalents at end of year	$66,361	$54,694	$55,385

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
As of December 31, 2017, quantitative measures established by regulation to ensure capital adequacy required us to maintain minimum ratios of CET1, Tier 1, and total capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations).
The following table presents the Company’s and the Bank’s amount of regulatory capital and related ratios as of December 31, 2017 and 2016. Also presented are the minimum requirements established by the Federal Reserve and the FDIC as of those dates for the Company and the Bank, respectively, to meet applicable capital requirements and the requirements of the FDIC as of those dates for the Bank to be considered “well capitalized” under the FDIC’s prompt corrective action provisions. On July 28, 2017, Boston Private Bank became a member of the Federal Reserve System.
The Federal Reserve and the Massachusetts Commissioner of Banks may impose higher capital ratios than those listed below based upon the results of regulatory exams. The Bank was categorized as “well capitalized” under the FDIC’s prompt corrective action provisions as of December 31, 2017 and 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Actual		For capital adequacy purposes (at least)		To be well capitalized under prompt corrective action provisions (at least)		Basel III minimum capital ratio with capital conservation buffer (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of December 31, 2017
Common equity tier 1 risk-based capital
Company	$607,800	10.32%	$265,153	4.5%	n/a	n/a	7.0%
Boston Private Bank	694,201	11.83	264,028	4.5	$381,373	6.5%	7.0
Tier 1 risk-based capital
Company	758,089	12.87	353,537	6.0	n/a	n/a	8.5
Boston Private Bank	694,201	11.83	352,037	6.0	469,382	8.0	8.5
Total risk-based capital
Company	832,182	14.12	471,383	8.0	n/a	n/a	10.5
Boston Private Bank	767,576	13.08	469,382	8.0	586,728	10.0	10.5
Tier 1 leverage capital
Company	758,089	9.34	324,725	4.0	n/a	n/a	4.0
Boston Private Bank	694,201	8.63	321,920	4.0	402,400	5.0	4.0

As of December 31, 2016
Common equity tier 1 risk-based capital
Company	$571,663	10.00%	$257,222	4.5%	n/a	n/a	7.0%
Boston Private Bank	661,991	11.64	256,030	4.5	$369,822	6.5%	7.0
Tier 1 risk-based capital
Company	722,674	12.64	342,962	6.0	n/a	n/a	8.5
Boston Private Bank	661,991	11.64	341,374	6.0	455,165	8.0	8.5
Total risk-based capital
Company	794,584	13.90	457,283	8.0	n/a	n/a	10.5
Boston Private Bank	733,214	12.89	455,165	8.0	568,956	10.0	10.5
Tier 1 leverage capital
Company	722,674	9.42	306,848	4.0	n/a	n/a	4.0
Boston Private Bank	661,991	8.70	304,510	4.0	380,637	5.0	4.0
___________________

n/a	= not applicable

(1)
Required capital ratios under the Basel III capital rules with the fully phased-in capital conservation buffer added to the minimum risk-based capital ratios. The fully phased-in ratios are effective for 2019, with lower requirements during the transition years 2016 through 2018.

Bank regulatory authorities restrict the Bank from lending or advancing funds to, or investing in the securities, of the Company. Further, these authorities restrict the amounts available for the payment of dividends by the Bank to the Company.
The Company has sponsored the creation of two statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. In accordance with ASC 810-10-55, Consolidation - Overall - Implementation Guidance and Illustrations - Variable Interest Entities, these statutory trusts created by the Company are not consolidated into the Company’s financial statements; however, the Company reflects the amounts of junior subordinated debentures payable to the preferred stockholders of statutory trusts as debt in its financial statements. As of both December 31, 2017, and 2016, all $100.0 million of the net balance of these trust preferred securities qualified as Tier 1 capital.

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

26.    SELECTED QUARTERLY DATA (UNAUDITED)
The following tables present selected quarterly financial data for 2017 and 2016:

	2017 (1)
(In thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues
Net interest income	$57,272	$56,627	$57,145	$53,642
Fees and other income	39,175	40,267	38,018	36,506
Total revenues	96,447	96,894	95,163	90,148
Provision/ (credit) for loan losses	(942)	(432)	(6,114)	(181)
Operating expense	93,989	69,346	67,821	68,780
Income before income taxes	3,400	27,980	33,456	21,549
Income tax expense	21,391	8,289	9,963	6,553
Net income from discontinued operations	989	1,186	1,063	1,632
Less: Net income attributable to noncontrolling interests	1,278	1,074	1,150	966
Net income/ (loss) attributable to the Company	$(18,280)	$19,803	$23,406	$15,662
Net earnings/ (loss) per share attributable to the Company’s common shareholders:
Basic earnings/ (loss) per share (2)	$(0.24)	$0.23	$0.28	$0.18
Diluted earnings/ (loss) per share (2)	$(0.24)	$0.22	$0.27	$0.17

	2016 (1)
(In thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues
Net interest income	$51,519	$49,871	$49,169	$49,879
Fees and other income	43,958	40,012	36,795	38,022
Total revenues	95,477	89,883	85,964	87,901
Provision/ (credit) for loan losses	(1,128)	(138)	(2,535)	(3,133)
Operating expense	71,843	61,670	64,731	66,709
Income before income taxes	24,762	28,351	23,768	24,325
Income tax expense	7,247	8,652	7,626	7,438
Net income from discontinued operations	1,184	1,047	1,245	2,065
Less: Net income attributable to noncontrolling interests	1,147	1,110	989	911
Net income attributable to the Company	$17,552	$19,636	$16,398	$18,041
Net earnings per share attributable to the Company’s common shareholders:
Basic earnings per share (2)	$0.19	$0.23	$0.19	$0.22
Diluted earnings per share (2)	$0.19	$0.22	$0.18	$0.21
___________________

(1)	Due to rounding, the sum of the four quarters may not add to the year to date total.

(2)	Includes the effect of adjustments to net income attributable to the Company to arrive at net income attributable to common shareholders.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Boston Private Financial Holdings, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Boston Private Financial Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017 and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/  KPMG LLP
We have served as the Company’s auditor since 1987.
Boston, Massachusetts
February 28, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Boston Private Financial Holdings, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Boston Private Financial Holdings, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  KPMG LLP
Boston, Massachusetts
February 28, 2018

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
Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of December 31, 2017 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries:

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, the Company used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, the Company believes that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on the criteria established by Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission COSO.
KPMG LLP, the independent registered public accounting firm that reported on the Company’s consolidated financial statements, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. This report can be found at the end of Part II. Item 8. “Financial Statements and Supplementary Data.”
C.Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting in 2017.

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

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
Financial Statements and Exhibits

1.Financial Statements

2.Financial Schedules
None.

3.    Exhibits

Exhibit Number	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed or Furnished with this 10-K
3.1	Restated Articles of Organization of Boston Private Financial Holdings, Inc.	8-K	8/2/2010	3.1
3.2	Amended and Restated By-Laws of Boston Private Financial Holdings, Inc.	8-K	1/18/2017	3.2
3.3	Articles of Amendment of Boston Private Financial Holdings, Inc.	8-K	5/2/2012	3.1
3.4	Articles of Amendment of Boston Private Financial Holdings, Inc.	8-K	4/22/2013	3.1
3.5	Articles of Amendment of Boston Private Financial Holdings, Inc.	8-A	4/24/2013	3.5
4.1	Form of Warrant for Purchase of Shares of Common Stock (Exhibit A to Warrant Agreement)	8-A	2/2/2011	4.1
4.2	Master Deposit Agreement, dated April 24, 2013, by and among the Registrant, Computershare Trust Company, N.A., and Computershare Inc., collectively, as depositary, and the holders from time to time of the depositary receipts described therein.	8-A	4/24/2013	4.1
4.3	Form of Certificate Representing Series D Preferred Stock	8-A	4/24/2013	4.2
*10.1	Boston Private Financial Holdings, Inc. 2001 Employee Stock Purchase Plan (As Amended and Restated as of January 1, 2014)	8-K	4/17/2014	99.2
*10.2	Boston Private Financial Holdings, Inc. 2004 Stock Option and Incentive Plan	S-8	6/15/2004	99.1
*10.3	Form of Non-Qualified Stock Option Agreement for Employees under the Boston Private Financial Holdings, Inc. 2004 Stock Option and Incentive Plan	8-K	12/20/2006	10.1
*10.4	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Boston Private Financial Holdings, Inc. 2004 Stock Option and Incentive Plan	8-K	12/20/2006	10.2
*10.5	Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	S-8	5/14/2009	99.1
*10.6	Boston Private Financial Holdings, Inc. Amended and Restated 2009 Stock Option and Incentive Plan	8-K	4/17/2014	99.1
*10.7	Form of Non-Qualified Stock Option Agreement for Employees under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	8/7/2009	10.2

Exhibit Number	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed or Furnished with this 10-K
*10.8	Form of Non-Qualified Stock Option Agreement for Employees under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	8/5/2011	10.4
*10.9	Form of Non-Qualified Stock Option Agreement for Employees under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-K	3/13/2012	10.11
*10.10	Form of Non-Qualified Stock Option Agreement for Employees under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	5/8/2012	10.3
*10.11	Form of Restricted Stock Agreement under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	8/5/2011	10.2
*10.12	Form of Restricted Stock Agreement Under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	5/8/2012	10.1
*10.13	Form of Performance Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-K	3/11/2011	10.13
*10.14	Form of Amendment to Performance Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-K	3/11/2011	10.14
*10.15	Form of Performance Restricted Stock Agreement under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	8/5/2011	10.3
*10.16	Form of Performance Stock Agreement Under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	5/8/2012	10.2
*10.17	Form of Performance Restricted Stock Unit Award Agreement for the Chief Executive Officer under the Boston Private Financial Holdings, Inc. Amended and Restated 2009 Stock Option and Incentive Plan	10-Q	11/7/2017	10.1
*10.18	Form of Restricted Stock Unit Award Agreement for the Chief Executive Officer under the Boston Private Financial Holdings, Inc. Amended and Restated 2009 Stock Option and Incentive Plan	10-Q	11/7/2017	10.2
*10.19	Form of Performance Restricted Stock Unit Award Agreement for Employees under the Boston Private Financial Holdings, Inc. Amended and Restated 2009 Stock Option and Incentive Plan	10-Q	11/7/2017	10.3
*10.20	Form of Restricted Stock Unit Award Agreement for Employees under the Boston Private Financial Holdings, Inc. Amended and Restated 2009 Stock Option and Incentive Plan	10-Q	11/7/2017	10.4
*10.21	Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	8-K	6/8/2010	10.2
*10.22	First Amendment to Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	8-K	8/2/2010	10.1
*10.23	Second Amendment to Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	S-8	10/2/2014	99.3
*10.24	Form of Restricted Stock Agreement Under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	10-K	2/28/2017	10.20
*10.25	Form of Retention Bonus Pool Restricted Stock Agreement Under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	10-K	2/28/2017	10.21
*10.26	Form of Restricted Stock Unit Award Agreement for Employees under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, as Amended	10-Q	11/7/2017	10.5
*10.27	Boston Private Financial Holdings, Inc. Deferred Compensation Plan, As Amended and Restated as of January 1, 2009	10-K	3/12/2010	10.44
*10.28	Boston Private Financial Holdings, Inc. Executive Bonus Plan	8-K	2/3/2009	10.4

Exhibit Number	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed or Furnished with this 10-K
*10.29	Annual Executive Incentive Plan of Boston Private Financial Holdings, Inc.	8-K	5/2/2011	99.1
*10.30	Employment Agreement, dated June 7, 2010, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	8-K	6/8/2010	10.1
*10.31	Change in Control Protection Agreement, dated November 21, 2003, by and between Boston Private Financial Holdings, Inc. and Margaret W. Chambers	10-K	3/15/2005	10.24
*10.32	Change in Control Protection Agreement, dated January 28, 2009, by and between Boston Private Financial Holdings, Inc. and David J. Kaye	8-K	2/3/2009	10.2
*10.33	Letter Agreement, dated July 3, 2007, by and between Boston Private Financial Holdings, Inc. and David J. Kaye	10-Q	11/6/2009	10.1
*10.34	Change in Control Protection Agreement, dated January 28, 2009, by and between Boston Private Financial Holdings, Inc. and Martha T. Higgins	8-K	2/3/2009	10.3
*10.35	Change in Control Protection Agreement, dated December 5, 2003, by and between Boston Private Bank & Trust and George G. Schwartz	10-K	2/28/2017	10.30
*10.36	Amendment to Change in Control Protection Agreement, dated December 23, 2008, by and between Boston Private Bank & Trust and George G. Schwartz	10-K	2/28/2017	10.31
10.37	Indenture, dated October 12, 2004, between Boston Private Financial Holdings, Inc. and Sun Trust Bank, as debenture trustee	8-K	10/15/2004	10.1
10.38	Guarantee Agreement, dated as of October 12, 2004, by Boston Private Financial Holdings, Inc. and Sun Trust Bank, as trustee, for the benefit of the holders from time to time of the Trust Preferred Securities and Trust Common Securities of Boston Private Capital Trust I	8-K	10/15/2004	10.2
10.39	Amended and Restated Declaration of Trust of Boston Private Capital Trust I, dated October 12, 2004	8-K	10/15/2004	10.3
10.40	Indenture, dated September 27, 2005, between Boston Private Financial Holdings, Inc. and Wilmington Trust Company, as debenture trustee	8-K	9/30/2005	10.1
10.41	Guarantee Agreement, dated as of September 27, 2005, by Boston Private Financial Holdings, Inc. and Wilmington Trust Company, as trustee, for the benefit of the holders from time to time of the Capital Securities of Boston Private Capital Trust II	8-K	9/30/2005	10.2
10.42	Amended and Restated Declaration of Trust of Boston Private Capital Trust II, dated September 27, 2005	8-K	9/30/2005	10.3
10.43	Warrant Agreement, dated February 1, 2011, among Boston Private Financial Holdings, Inc., Computershare, Inc. and Computershare Trust Company, N.A.	8-A	2/2/2011	4.1
14.1	Code of Business Conduct and Ethics	10-K	2/28/2017	14.1
21.1	List of Subsidiaries of Boston Private Financial Holdings, Inc.				Filed
23.1	Consent of KPMG LLP, an independent registered public accounting firm				Filed
31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished

Exhibit Number	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed or Furnished with this 10-K
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*    Represents management contract or compensatory plan or agreement.

ITEM 16.    FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this day, February 28, 2018.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

By:	/s/ CLAYTON G. DEUTSCH
Clayton G. Deutsch
Chief Executive Officer and President (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated.

/s/ CLAYTON G. DEUTSCH	Chief Executive Officer, President and Director (Principal Executive Officer)	February 28, 2018
Clayton G. Deutsch

/s/ DAVID J. KAYE	Executive Vice President, Chief Financial and Administrative Officer until December 31, 2017	February 28, 2018
David J. Kaye

/s/ STEVEN M. GAVEN	Executive Vice President, Chief Financial Officer (Principal Financial Officer) since January 1, 2018	February 28, 2018
Steven M. Gaven

/s/ JOSEPH D. REGAN	Senior Vice President and Controller (Principal Accounting Officer)	February 28, 2018
Joseph D. Regan

/s/ STEPHEN M. WATERS	Chairman	February 28, 2018
Stephen M. Waters

/s/ MARK F. FURLONG	Director	February 28, 2018
Mark F. Furlong

/s/ JOSEPH C. GUYAUX	Director	February 28, 2018
Joseph C. Guyaux

/s/ DEBORAH F. KUENSTNER	Director	February 28, 2018
Deborah F. Kuenstner

/s/ GLORIA C. LARSON	Director	February 28, 2018
Gloria C. Larson

/s/ JOHN MORTON III	Director	February 28, 2018
John Morton III

/s/ DANIEL P. NOLAN	Director	February 28, 2018
Daniel P. Nolan

/s/ KIMBERLY S. STEVENSON	Director	February 28, 2018
Kimberly S. Stevenson

/s/ LUIS A. UBIÑAS	Director	February 28, 2018
Luis A. Ubiñas

/s/ LIZABETH H. ZLATKUS	Director	February 28, 2018
Lizabeth H. Zlatkus