Form 10-Q
period 2018-03-31
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2018-05-02
CIK 821127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 27, 2018:

Common Stock, Par Value $1.00 Per Share	84,219,494
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION, ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)
	March 31, 2018	December 31, 2017
	(In thousands, except share and per share data)
Assets:
Cash and cash equivalents	$77,085	$120,541
Investment securities available-for-sale (amortized cost of $1,148,526 and $1,182,427 at March 31, 2018 and December 31, 2017, respectively)	1,118,497	1,170,328
Investment securities held-to-maturity (fair value of $68,887 and $73,781 at March 31, 2018 and December 31, 2017, respectively)	70,809	74,576
Stock in Federal Home Loan Bank and Federal Reserve Bank	54,455	59,973
Loans held for sale	3,918	4,697
Total loans	6,602,327	6,505,028
Less: Allowance for loan losses	72,898	74,742
Net loans	6,529,429	6,430,286
Premises and equipment, net	43,627	37,640
Goodwill	75,598	75,598
Intangible assets, net	15,334	16,083
Fees receivable	10,640	11,154
Accrued interest receivable	22,614	22,322
Deferred income taxes, net	32,058	29,031
Other assets	264,295	259,515
Total assets	$8,318,359	$8,311,744
Liabilities:
Deposits	$6,584,322	$6,510,246
Securities sold under agreements to repurchase	85,257	32,169
Federal funds purchased	—	30,000
Federal Home Loan Bank borrowings	611,588	693,681
Junior subordinated debentures	106,363	106,363
Other liabilities	125,004	135,880
Total liabilities	7,512,534	7,508,339
Redeemable Noncontrolling Interests	16,322	17,461
Shareholders’ Equity:
Preferred stock, $1.00 par value; authorized: 2,000,000 shares; Series D, 6.95% Non-Cumulative Perpetual, issued and outstanding: 50,000 shares at March 31, 2018 and December 31, 2017; liquidation preference: $1,000 per share	47,753	47,753
Common stock, $1.00 par value; authorized: 170,000,000 shares; issued and outstanding: 84,194,267 shares at March 31, 2018 and 84,208,538 shares at December 31, 2017	84,194	84,208
Additional paid-in capital	612,526	607,929
Retained earnings	61,518	49,526
Accumulated other comprehensive income/ (loss)	(21,313)	(8,658)
Total Company’s shareholders’ equity	784,678	780,758
Noncontrolling interests	4,825	5,186
Total shareholders’ equity	789,503	785,944
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$8,318,359	$8,311,744
See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended March 31,
	2018	2017
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$60,929	$53,636
Taxable investment securities	1,510	1,670
Non-taxable investment securities	1,730	1,606
Mortgage-backed securities	3,178	3,504
Federal funds sold and other	1,009	600
Total interest and dividend income	68,356	61,016
Interest expense:
Deposits	6,524	4,531
Federal Home Loan Bank borrowings	3,344	2,111
Junior subordinated debentures	846	671
Repurchase agreements and other short-term borrowings	259	61
Total interest expense	10,973	7,374
Net interest income	57,383	53,642
Provision/ (credit) for loan losses	(1,795)	(181)
Net interest income after provision/ (credit) for loan losses	59,178	53,823
Fees and other income:
Investment management fees	11,425	10,839
Wealth advisory fees	13,512	12,823
Wealth management and trust fees	12,151	10,826
Other banking fee income	2,273	1,694
Gain on sale of loans, net	74	138
Gain/ (loss) on sale of investments, net	(24)	19
Gain/ (loss) on OREO, net	—	(46)
Other	332	213
Total fees and other income	39,743	36,506
Operating expense:
Salaries and employee benefits	47,084	45,665
Occupancy and equipment	7,748	7,185
Professional services	3,177	3,314
Marketing and business development	1,593	1,660
Information systems	5,886	5,379
Amortization of intangibles	750	1,426
FDIC insurance	744	766
Other	3,875	3,385
Total operating expense	70,857	68,780
Income before income taxes	28,064	21,549
Income tax expense	6,026	6,553
Net income from continuing operations	22,038	14,996
Net income from discontinued operations	1,698	1,632
Net income before attribution to noncontrolling interests	23,736	16,628
(Continued)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended March 31,
	2018	2017
Less: Net income attributable to noncontrolling interests	1,050	966
Net income attributable to the Company	$22,686	$15,662
Adjustments to net income attributable to the Company to arrive at net income attributable to common shareholders	$(23)	$(1,166)
Net income attributable to common shareholders for earnings per share calculation	$22,663	$14,496
Basic earnings per share attributable to common shareholders:
From continuing operations:	$0.25	$0.16
From discontinued operations:	$0.02	$0.02
Total attributable to common shareholders:	$0.27	$0.18
Weighted average basic common shares outstanding	83,097,758	81,951,179
Diluted earnings per share attributable to common shareholders:
From continuing operations:	$0.25	$0.15
From discontinued operations:	$0.02	$0.02
Total attributable to common shareholders:	$0.27	$0.17
Weighted average diluted common shares outstanding	85,271,650	84,560,918

 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
	Three months ended March 31,
	2018	2017
	(In thousands)
Net income attributable to the Company	$22,686	$15,662
Other comprehensive income/ (loss), net of tax:
Unrealized gain/ (loss) on securities available-for-sale	(12,895)	2,094
Reclassification adjustment for net realized (gain)/ loss included in net income	—	(11)
Net unrealized gain/ (loss) on securities available-for-sale	(12,895)	2,083
Unrealized gain/ (loss) on cash flow hedges	588	36
Reclassification adjustment for net realized (gain)/ loss included in net income	(14)	180
Net unrealized gain/ (loss) on cash flow hedges	574	216
Net unrealized gain/ (loss) on other	—	12
Other comprehensive income/ (loss), net of tax	(12,321)	2,311
Total comprehensive income attributable to the Company, net	$10,365	$17,973
 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Non- controlling Interests	Total
	(In thousands, except share data)
Balance, December 31, 2016	$47,753	$83,732	$597,454	$47,929	$(12,548)	$4,161	$768,481
Net income attributable to the Company	—	—	—	15,662	—	—	15,662
Other comprehensive income/ (loss), net	—	—	—	—	2,311	—	2,311
Dividends paid to common shareholders: $0.11 per share	—	—	—	(9,212)	—	—	(9,212)
Dividends paid to preferred shareholders	—	—	—	(869)	—	—	(869)
Net change in noncontrolling interests	—	—	—	—	—	(168)	(168)
Net proceeds from issuance of:
72,811 shares of common stock	—	73	648	—	—	—	721
15,596 incentive stock grant shares canceled or forfeited	—	(16)	16	—	—	—	—
Exercise of warrants	—	260	1,616	—	—	—	1,876
Amortization of stock compensation and employee stock purchase plan	—	—	2,000	—	—	—	2,000
Stock options exercised	—	85	595	—	—	—	680
Other equity adjustments	—	—	419	—	—	—	419
Balance at March 31, 2017	$47,753	$84,134	$602,748	$53,510	$(10,237)	$3,993	$781,901

Balance, December 31, 2017	$47,753	$84,208	$607,929	$49,526	$(8,658)	$5,186	$785,944
Reclassification due to change in accounting principles	—	—	—	334	(334)	—	—
Net income attributable to the Company	—	—	—	22,686	—	—	22,686
Other comprehensive income/ (loss), net	—	—	—	—	(12,321)	—	(12,321)
Dividends paid to common shareholders: $0.12 per share	—	—	—	(10,159)	—	—	(10,159)
Dividends paid to preferred shareholders	—	—	—	(869)	—	—	(869)
Net change in noncontrolling interests	—	—	—	—	—	(361)	(361)
Net proceeds from issuance of:
63,434 shares of common stock	—	63	770	—	—	—	833
110,846 incentive stock grant shares canceled or forfeited and 40,825 shares withheld for employee taxes	—	(151)	(487)	—	—	—	(638)
Amortization of stock compensation and employee stock purchase plan	—	—	1,730	—	—	—	1,730
Stock options exercised	—	74	595	—	—	—	669
Other equity adjustments	—	—	1,989	—	—	—	1,989
Balance at March 31, 2018	$47,753	$84,194	$612,526	$61,518	$(21,313)	$4,825	$789,503

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three months ended March 31,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income attributable to the Company	$22,686	$15,662
Adjustments to arrive at net income from continuing operations
Net income attributable to noncontrolling interests	1,050	966
Less: Net income from discontinued operations	(1,698)	(1,632)
Net income from continuing operations	22,038	14,996
Adjustments to reconcile net income from continuing operations to net cash provided by/ (used in) operating activities:
Depreciation and amortization	4,638	5,325
Net income attributable to noncontrolling interests	(1,050)	(966)
Stock compensation, net of cancellations	1,730	2,000
Provision/ (credit) for loan losses	(1,795)	(181)
Loans originated for sale	(11,875)	(9,078)
Proceeds from sale of loans held for sale	12,732	12,330
Deferred income tax expense/ (benefit)	1,769	217
Net decrease/ (increase) in other operating activities	(13,079)	(11,272)
Net cash provided by/ (used in) operating activities of continuing operations	15,108	13,371
Net cash provided by/ (used in) operating activities of discontinued operations	1,698	1,632
Net cash provided by/ (used in) operating activities	16,806	15,003
Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(21,953)	(71,498)
Sales	15,877	32,717
Maturities, redemptions, and principal payments	37,912	47,994
Investment securities held-to-maturity:
Purchases	—	(9,970)
Principal payments	3,650	4,485
(Investments)/ distributions in trusts, net	(125)	(296)
Purchase of additional Bank Owned Life Insurance (“BOLI”)	—	(50,000)
(Purchase)/ redemption of Federal Home Loan Bank and Federal Reserve Bank stock	5,518	(6,056)
Net increase in portfolio loans	(97,432)	(135,514)
Proceeds from recoveries of loans previously charged-off	340	193
Proceeds from sale of OREO	—	1,644
Capital expenditures, net of sale proceeds	(8,396)	(3,153)
Net cash provided by/ (used in) investing activities	(64,609)	(189,454)
(Continued)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three months ended March 31,
	2018	2017
Cash flows from financing activities:
Net increase/ (decrease) in deposits	74,076	161,474
Net increase/ (decrease) in securities sold under agreements to repurchase	53,088	7,625
Net increase/ (decrease) in federal funds purchased	(30,000)	(80,000)
Net increase/ (decrease) in short-term Federal Home Loan Bank borrowings	(120,000)	140,000
Advances of long-term Federal Home Loan Bank borrowings	90,000	34,435
Repayments of long-term Federal Home Loan Bank borrowings	(52,093)	(23,195)
Dividends paid to common shareholders	(10,159)	(9,212)
Dividends paid to preferred shareholders	(869)	(869)
Proceeds from warrant exercises	—	1,876
Proceeds from stock option exercises	669	680
Proceeds from issuance of common stock, net	195	721
Distributions paid to noncontrolling interests	(1,018)	(938)
Other equity adjustments	458	483
Net cash provided by/ (used in) financing activities	4,347	233,080
Net increase/ (decrease) in cash and cash equivalents	(43,456)	58,629
Cash and cash equivalents at beginning of year	120,541	106,557
Cash and cash equivalents at end of period	$77,085	$165,186
Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$11,204	$7,431
Cash paid for income taxes, (net of refunds received)	(783)	2,362
Change in unrealized gain/ (loss) on available-for-sale securities, net of tax	(12,895)	2,083
Change in unrealized gain/ (loss) on cash flow hedges, net of tax	574	216
Change in unrealized gain/ (loss) on other, net of tax	—	12
Non-cash transactions:
Loans charged-off	(389)	(58)

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
The Private Banking segment is comprised of the banking operations of Boston Private Bank & Trust Company (the “Bank” or “Boston Private Bank”), a trust company chartered by The Commonwealth of Massachusetts, insured by the Federal Deposit Insurance Corporation (the “FDIC”), and a wholly-owned subsidiary of the Company. Boston Private Bank is a member of the Federal Reserve Bank of Boston. Boston Private Bank primarily operates in three geographic markets: New England, the San Francisco Bay Area, and Southern California.
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
The Investment Management segment had two consolidated affiliates, Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”) and Anchor Capital Advisors, LLC (“Anchor”) (together, the “Investment Managers”) included in its results for the first quarter of 2018, while the assets and liabilities of Anchor were classified as held for sale. Assets held for sale were$60.2 million and $58.8 million at March 31, 2018 and December 31, 2017, respectively, and liabilities held for sale were $4.7 million and $3.2 million at March 31, 2018 and December 31, 2017, respectively. In December 2017, the Company entered into an agreement to sell its entire ownership interest in Anchor in a transaction that would result in Anchor being majority-owned by members of its management team. The transaction closed in April 2018.
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
The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”). Prior period amounts are reclassified whenever necessary to conform to the current period presentation.
The Company’s significant accounting policies are described in Part II. Item 8. “Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC. For interim reporting purposes, the Company follows the same significant accounting policies, except for the following new accounting pronouncements from the Financial Accounting Standards Board (the “FASB”) that were adopted effective January 1, 2018:

•
Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). As a result of implementing this standard, the Company reclassified $5 thousand in unrealized losses on derivatives related to hedge ineffectiveness from accumulated other comprehensive income to retained earnings as of January 1, 2018. This ASU will provide more flexibility in the Company’s risk management activities and we believe it will enhance the Company’s ability to employ risk management strategies, while improving the transparency and understanding of those strategies for financial statement users.

•
ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). This amendment requires an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. As a result of the retrospective adoption of this ASU, $160 thousand for the three months ended March 31, 2017 has been reclassified from salaries and employee benefits expense to other expense within the Company’s consolidated statement of operations. For the three months ended March 31, 2018, $135 thousand is presented within other expense that would have been presented within salaries and employee benefits prior to adoption of ASU 2017-07.

•
ASU 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”).  This update is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This ASU is effective for the Company beginning on January 1, 2018. The guidance requires application using a retrospective transition method. This ASU did not have an impact on the Company’s consolidated financial statements.

•
ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This amendment requires equity investments to be measured at fair value with changes in fair value, net of tax, recognized in net income. As a result of implementing this standard, the Company reclassified $339 thousand in unrealized gains on available-for-sale equity investments, net of tax, from accumulated other comprehensive income to retained earnings as of January 1, 2018.

•
ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which was subsequently amended by additional ASUs, including ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, collectively, “ASU 2014-09 et al.” ASU 2014-09 et al. was adopted using the modified retrospective transition method as of January 1, 2018, however no cumulative effect adjustment was required. This new guidance was applied to all revenue contracts in place at the date of adoption. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 13: Revenue Recognition” for further details.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

2.    Earnings Per Share
The treasury stock method of calculating earnings per share (“EPS”) is presented below for the three months ended March 31, 2018 and 2017. The following tables present the computations of basic and diluted EPS:

	Three months ended March 31,
	2018	2017
	(In thousands, except share and per share data)
Basic earnings per share - Numerator:
Net income from continuing operations	$22,038	$14,996
Less: Net income attributable to noncontrolling interests	1,050	966
Net income from continuing operations attributable to the Company	20,988	14,030
Decrease/ (increase) in noncontrolling interests’ redemption values (1)	846	(297)
Dividends on preferred stock	(869)	(869)
Total adjustments to income attributable to common shareholders	(23)	(1,166)
Net income from continuing operations attributable to common shareholders, treasury stock method	20,965	12,864
Net income from discontinued operations	1,698	1,632
Net income attributable to common shareholders, treasury stock method	$22,663	$14,496

Basic earnings per share - Denominator:
Weighted average basic common shares outstanding	83,097,758	81,951,179
Per share data - Basic earnings per share from:
Continuing operations	$0.25	$0.16
Discontinued operations	$0.02	$0.02
Total attributable to common shareholders	$0.27	$0.18

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended March 31,
	2018	2017
	(In thousands, except share and per share data)
Diluted earnings per share - Numerator:
Net income from continuing operations attributable to common shareholders, after assumed dilution	$20,965	$12,864
Net income from discontinued operations	1,698	1,632
Net income attributable to common shareholders, after assumed dilution	$22,663	$14,496
Diluted earnings per share - Denominator:
Weighted average basic common shares outstanding	83,097,758	81,951,179
Dilutive effect of:
Stock options, performance-based and time-based restricted stock, and performance-based and time-based restricted stock units, and other dilutive securities (2)	1,136,145	1,455,333
Warrants to purchase common stock (2)	1,037,747	1,154,406
Dilutive common shares	2,173,892	2,609,739
Weighted average diluted common shares outstanding (2)	85,271,650	84,560,918
Per share data - Diluted earnings per share from:
Continuing operations	$0.25	$0.15
Discontinued operations	$0.02	$0.02
Total attributable to common shareholders	$0.27	$0.17
Dividends per share declared and paid on common stock	$0.12	$0.11
_____________________

(1)
See Part II. Item 8. “Financial Statements and Supplementary Data - Note 14: Noncontrolling Interests” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for a description of the redemption values related to the redeemable noncontrolling interests. In accordance with the FASB Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), an increase in redemption value from period to period reduces income attributable to common shareholders. Decreases in redemption value from period to period increase income attributable to common shareholders, but only to the extent that the cumulative change in redemption value remains a cumulative increase since adoption of this standard in the first quarter of 2009.

(2)
The diluted EPS computations for the three months ended March 31, 2018 and 2017 do not assume the conversion, exercise, or contingent issuance of the following shares for the following periods because the result would have been anti-dilutive for the periods indicated. As a result of the anti-dilution, the potential common shares excluded from the diluted EPS computation are as follows:

	Three months ended March 31,
	2018	2017
Shares excluded due to exercise price exceeding the average market price of common shares during the period (total outstanding):	(In thousands)
Potential common shares from:
Stock options	39	121
Total shares excluded due to exercise price exceeding the average market price of common shares during the period	39	121

3.    Reportable segments
Management Reporting
The Company has four reportable segments (Private Banking, Wealth Management and Trust, Investment Management, and Wealth Advisory), and the Holding Company (Boston Private Financial Holdings, Inc.). The financial performance of the Company is managed and evaluated by these four areas. The segments are managed separately as a result of the concentrations in each function.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

Measurement of Segment Profit and Assets
The accounting policies of the segments are the same as those described in Part II. Item 8. “Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Revenues, expenses, and assets are recorded by each segment, and separate financial statements are reviewed by their management and the Company’s segment chief executive officers.
Reconciliation of Reportable Segment Items
The following tables present a reconciliation of the revenues, profits, assets, and other significant items of reportable segments as of and for the three months ended March 31, 2018 and 2017. Interest expense on junior subordinated debentures is reported at the Holding Company.

	Three months ended March 31,
	2018	2017
Private Banking	(In thousands)
Net interest income	$58,131	$54,256
Fees and other income	2,475	1,828
Total revenues	60,606	56,084
Provision/ (credit) for loan losses	(1,795)	(181)
Operating expense	39,627	35,058
Income before income taxes	22,774	21,207
Income tax expense	4,613	6,269
Net income from continuing operations	18,161	14,938
Net income attributable to the Company	$18,161	$14,938

Assets	$8,185,803	$8,058,121
Depreciation	$1,584	$1,371

	Three months ended March 31,
	2018	2017
Wealth Management and Trust	(In thousands)
Fees and other income	$12,274	$10,921
Operating expense	10,694	13,873
Income/ (loss) before income taxes	1,580	(2,952)
Income tax expense/ (benefit)	475	(1,166)
Net income/ (loss) from continuing operations	1,105	(1,786)
Net income/ (loss) attributable to the Company	$1,105	$(1,786)

Assets	$71,560	$74,408
Amortization of intangibles	$701	$727
Depreciation	$321	$337

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended March 31,
	2018	2017
Investment Management (1)	(In thousands)
Net interest income	$4	$4
Fees and other income	11,408	10,859
Total revenues	11,412	10,863
Operating expense	8,525	8,354
Income before income taxes	2,887	2,509
Income tax expense	671	844
Net income from continuing operations	2,216	1,665
Noncontrolling interests	488	462
Net income attributable to the Company	$1,728	$1,203

Assets	$66,996	$92,255
Amortization of intangibles	$—	$650
Depreciation	$34	$66

	Three months ended March 31,
	2018	2017
Wealth Advisory	(In thousands)
Net interest income	$48	$17
Fees and other income	13,539	12,843
Total revenues	13,587	12,860
Operating expense	10,536	9,443
Income before income taxes	3,051	3,417
Income tax expense	786	1,287
Net income from continuing operations	2,265	2,130
Noncontrolling interests	562	504
Net income attributable to the Company	$1,703	$1,626

Assets	$73,054	$73,182
Amortization of intangibles	$49	$49
Depreciation	$163	$226

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended March 31,
	2018	2017
Holding Company and Eliminations	(In thousands)
Net interest income	$(800)	$(635)
Fees and other income	47	55
Total revenues	(753)	(580)
Operating expense	1,475	2,052
Income/ (loss) before income taxes	(2,228)	(2,632)
Income tax expense/ (benefit)	(519)	(681)
Net income/ (loss) from continuing operations	(1,709)	(1,951)
Discontinued operations	1,698	1,632
Net income/ (loss) attributable to the Company	$(11)	$(319)

Assets (including eliminations)	$(79,054)	$(82,846)

	Three months ended March 31,
	2018	2017
Total Company	(In thousands)
Net interest income	$57,383	$53,642
Fees and other income	39,743	36,506
Total revenues	97,126	90,148
Provision/ (credit) for loan losses	(1,795)	(181)
Operating expense	70,857	68,780
Income before income taxes	28,064	21,549
Income tax expense	6,026	6,553
Net income from continuing operations	22,038	14,996
Noncontrolling interests	1,050	966
Discontinued operations	1,698	1,632
Net income attributable to the Company	$22,686	$15,662

Assets	$8,318,359	$8,215,120
Amortization of intangibles	$750	$1,426
Depreciation	$2,102	$2,000
_____________________

(1)
Results for the Investment Management Segment for the three months ended March 31, 2018 and 2017 include results for DGHM and Anchor. Assets for the Investment Management Segment at March 31, 2018 and 2017 include assets of DGHM and Anchor; however, Anchor’s assets and liabilities are classified as held for sale at March 31, 2018.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

4.    Investments
The following tables present a summary of investment securities:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
At March 31, 2018
Available-for-sale securities at fair value:
U.S. government and agencies	$35,060	$—	$(1,253)	$33,807
Government-sponsored entities	285,992	—	(5,429)	280,563
Municipal bonds	302,556	1,800	(4,073)	300,283
Mortgage-backed securities (1)	508,009	341	(21,415)	486,935
Other	16,909	—	—	16,909
Total	$1,148,526	$2,141	$(32,170)	$1,118,497

Held-to-maturity securities at amortized cost:
Mortgage-backed securities (1)	$70,809	$—	$(1,922)	$68,887
Total	$70,809	$—	$(1,922)	$68,887

At December 31, 2017
Available-for-sale securities at fair value:
U.S. government and agencies	$35,132	$—	$(833)	$34,299
Government-sponsored entities	305,101	22	(2,622)	302,501
Municipal bonds	299,647	4,559	(1,148)	303,058
Mortgage-backed securities (1)	521,753	491	(12,568)	509,676
Other	20,794	—	—	20,794
Total	$1,182,427	$5,072	$(17,171)	$1,170,328

Held-to-maturity securities at amortized cost:
Mortgage-backed securities (1)	$74,576	$—	$(795)	$73,781
Total	$74,576	$—	$(795)	$73,781
_____________________

(1)	All mortgage-backed securities are guaranteed by U.S. government agencies or government-sponsored entities.
The following table presents the maturities of available-for-sale investment securities, based on contractual maturity, as of March 31, 2018. Certain securities are callable before their final maturity. Additionally, certain securities (such as mortgage-backed securities) are shown within the table below based on their final (contractual) maturity, but due to prepayments and amortization are expected to have shorter lives.

	Available-for-sale Securities
	Amortized cost	Fair value
	(In thousands)
Within one year	$73,320	$73,128
After one, but within five years	334,864	329,235
After five, but within ten years	304,561	291,757
Greater than ten years	435,781	424,377
Total	$1,148,526	$1,118,497

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the maturities of held-to-maturity investment securities, based on contractual maturity, as of March 31, 2018.

	Held-to-maturity Securities
	Amortized cost	Fair value
	(In thousands)
After five, but within ten years	$20,817	$20,198
Greater than ten years	49,992	48,689
Total	$70,809	$68,887
The following table presents the proceeds from sales, gross realized gains and gross realized losses for available-for-sale securities that were sold or called during the following periods as well as changes in the fair value of equity securities as prescribed by ASC 321, Investment - Equity Securities. ASU 2016-01, Recognition and Measurements of Financial Assets and Financial Liabilities was adopted on January 1, 2018, at which time a cumulative effect adjustment of $339 thousand was recorded to reclassify the amount of accumulated unrealized gains related to equity securities from accumulated other comprehensive income to retained earnings.

	Three months ended March 31,
	2018	2017
	(In thousands)
Proceeds from sales and calls	$15,877	$32,717
Realized gains	7	19
Realized losses	(1)	—
Change in unrealized gain/ (loss) on equity securities reflected in the consolidated statement of operations	(30)	n/a
The following tables present information regarding securities at March 31, 2018 and December 31, 2017 having temporary impairment, due to the fair values having declined below the amortized cost of the individual securities, and the time period that the investments have been temporarily impaired.

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	# of securities
	(In thousands, except number of securities)
March 31, 2018
Available-for-sale securities
U.S. government and agencies	$14,844	$(138)	$18,963	$(1,115)	$33,807	$(1,253)	6
Government-sponsored entities	223,047	(3,391)	57,516	(2,038)	280,563	(5,429)	41
Municipal bonds	141,784	(1,811)	49,429	(2,262)	191,213	(4,073)	102
Mortgage-backed securities (1)	100,689	(2,908)	370,008	(18,507)	470,697	(21,415)	109
Total	$480,364	$(8,248)	$495,916	$(23,922)	$976,280	$(32,170)	258

Held-to-maturity securities
Mortgage-backed securities (1)	$55,189	$(1,505)	$13,698	$(417)	$68,887	$(1,922)	16
Total	$55,189	$(1,505)	$13,698	$(417)	$68,887	$(1,922)	16

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	# of securities
	(In thousands, except number of securities)
December 31, 2017
Available-for-sale securities
U.S. government and agencies	$14,902	$(79)	$19,397	$(754)	$34,299	$(833)	6
Government-sponsored entities	220,275	(1,350)	38,273	(1,272)	258,548	(2,622)	36
Municipal bonds	46,112	(131)	50,842	(1,017)	96,954	(1,148)	63
Mortgage-backed securities (1)	97,117	(903)	386,785	(11,665)	483,902	(12,568)	103
Total	$378,406	$(2,463)	$495,297	$(14,708)	$873,703	$(17,171)	208

Held-to-maturity securities
Mortgage-backed securities (1)	$59,218	$(534)	$14,563	$(261)	$73,781	$(795)	16
Total	$59,218	$(534)	$14,563	$(261)	$73,781	$(795)	16
_____________________

(1)	All mortgage-backed securities are guaranteed by U.S. government agencies or government-sponsored entities.
As of March 31, 2018, the U.S. government and agencies securities, government-sponsored entities securities and mortgage-backed securities in the first table above had current Standard and Poor’s credit ratings of AAA. The municipal bonds in the first table above had a current Standard and Poor’s credit rating of at least AA-. At March 31, 2018, the Company does not consider these investments other-than-temporarily impaired because the decline in fair value on investments is primarily attributed to changes in interest rates and not credit quality.
At March 31, 2018 and December 31, 2017, the amount of investment securities in an unrealized loss position greater than 12 months, as well as in total, was primarily due to changes in interest rates. As of March 31, 2018, the Company had no intent to sell any securities in an unrealized loss position and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized loss amounts.
Cost method investments, which are included in other assets, can be temporarily impaired when the fair values decline below the amortized costs of the individual investments. There were no cost method investments with unrealized losses as of March 31, 2018 or December 31, 2017. The Company’s cost method investments primarily include low income housing partnerships which generate tax credits. The Company also holds partnership interests in venture capital funds formed to provide financing to small businesses and to promote community development. The Company had $41.8 million and $39.4 million in cost method investments included in other assets as of March 31, 2018 and December 31, 2017, respectively.

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of March 31, 2018	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available-for-sale securities:
U.S. government and agencies	$33,807	$33,676	$131	$—
Government-sponsored entities	280,563	—	280,563	—
Municipal bonds	300,283	—	300,283	—
Mortgage-backed securities	486,935	—	486,935	—
Other	16,909	16,909	—	—
Total available-for-sale securities	1,118,497	50,585	1,067,912	—
Derivatives - interest rate customer swaps	22,810	—	22,810	—
Derivatives - customer foreign exchange forwards	1	—	1	—
Derivatives - interest rate swaps	1,286	—	1,286	—
Other investments	7,187	7,187	—	—

Liabilities:
Derivatives - interest rate customer swaps	$23,097	$—	$23,097	$—
Derivatives - customer foreign exchange forwards	1	—	1	—
Derivatives - risk participation agreement	142	—	142	—
Other liabilities	7,187	7,187	—	—

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

		Fair value measurements at reporting date using:
	As of December 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available-for-sale securities:
U.S. government and agencies	$34,299	$34,096	$203	$—
Government-sponsored entities	302,501	—	302,501	—
Municipal bonds	303,058	—	303,058	—
Mortgage-backed securities	509,676	—	509,676	—
Other	20,794	20,794	—	—
Total available-for-sale securities	1,170,328	54,890	1,115,438	—
Derivatives - interest rate customer swaps	18,575	—	18,575	—
Derivatives - interest rate swaps	555	—	555	—
Derivatives - risk participation agreements	1	—	1	—
Derivatives - customer foreign exchange forwards	2	—	2	—
Other investments	7,062	7,062	—	—

Liabilities:
Derivatives - interest rate customer swaps	$18,953	$—	$18,953	$—
Derivatives - interest rate swaps	80	—	80	—
Derivatives - risk participation agreements	108	—	108	—
Derivatives - customer foreign exchange forwards	2	—	2	—
Other liabilities	7,062	7,062	—	—
As of March 31, 2018 and December 31, 2017, available-for-sale securities consisted of U.S. government and agency securities, government-sponsored entities securities, municipal bonds, mortgage-backed securities, and other available-for-sale securities. Available-for-sale Level 1 securities are valued with prices quoted in active markets and include U.S. Treasury securities (which are categorized as U.S. government and agencies securities) and equities (which are categorized as other available-for-sale securities). Available-for-sale Level 2 securities generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets and include government-sponsored entities securities, municipal bonds, mortgage-backed securities, and certain investments in SBA loans (which are categorized as U.S. government and agencies securities). No investments held as of March 31, 2018 or December 31, 2017 were categorized as Level 3. There were no changes in the valuation techniques used for measuring the fair value of available-for-sale securities in the three months ended March 31, 2018.
In managing its interest rate and credit risk, the Company utilizes derivative instruments including interest rate customer swaps, interest rate swaps, and risk participation agreements. As a service to its customers, the Company may utilize derivative instruments including customer foreign exchange forward contracts to manage its foreign exchange risk, if any. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities, and therefore, they have been categorized as a Level 2 measurement as of March 31, 2018 and December 31, 2017. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 8: Derivatives and Hedging Activities” for further details.
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The Company has determined that the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy as of March 31, 2018 and December 31, 2017.
Other investments, which are not considered available-for-sale investments, consist of publicly traded mutual fund investments held in deferred compensation trusts that are valued at prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement as of March 31, 2018 and December 31, 2017.
There were no transfers between levels for assets or liabilities recorded at fair value on a recurring basis during the three months ended March 31, 2018 and 2017.
There were no Level 3 assets valued on a recurring basis at March 31, 2018 or December 31, 2017.
The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis during the period ended March 31, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall. There were no collateral-dependent impaired loans held at March 31, 2017 that had write-downs in fair value or whose specific reserve changed during the first three months of 2017.

	As of March 31, 2018	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended March 31, 2018
	(In thousands)
Assets:
Impaired loans (1)	$1,835	$—	$—	$1,835	$(216)
_____________________

(1)	Collateral-dependent impaired loans held at March 31, 2018 that had write-downs in fair value or whose specific reserve changed during the first three months of 2018.
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	As of March 31, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$1,835	Appraisals of Collateral	Discount for costs to sell	0% - 24%	14%
			Appraisal adjustments	0% - 26%	16%

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present the carrying values and fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis:

	As of March 31, 2018
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$77,085	$77,085	$77,085	$—	$—
Investment securities held-to-maturity	70,809	68,887	—	68,887	—
Loans held for sale	3,918	3,967	—	3,967	—
Loans, net	6,529,429	6,474,781	—	—	6,474,781
Other financial assets	87,709	87,709	—	87,709	—
FINANCIAL LIABILITIES:
Deposits	6,584,322	6,582,187	—	6,582,187	—
Securities sold under agreements to repurchase	85,257	85,257	—	85,257	—
Federal Home Loan Bank borrowings	611,588	607,606	—	607,606	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	1,993	1,993	—	1,993	—

	As of December 31, 2017
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$120,541	$120,541	$120,541	$—	$—
Investment securities held-to-maturity	74,576	73,781	—	73,781	—
Loans held for sale	4,697	4,737	—	4,737	—
Loans, net	6,430,286	6,388,297	—	—	6,388,297
Other financial assets	93,449	93,449	—	93,449	—
FINANCIAL LIABILITIES:
Deposits	6,510,246	6,509,197	—	6,509,197	—
Securities sold under agreements to repurchase	32,169	32,169	—	32,169	—
Federal funds purchased	30,000	30,000	—	30,000	—
Federal Home Loan Bank borrowings	693,681	692,402	—	692,402	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	2,224	2,224	—	2,224	—
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
Other financial assets
Other financial assets consist of accrued interest and fees receivable, and stock in the Federal Home Loan Bank of Boston (“FHLB”) and the Federal Reserve Bank (“FRB”), for which the carrying amount approximates fair value, and are classified as Level 2.
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
The following table presents a summary of the loan portfolio based on the portfolio segment as of the dates indicated:

	March 31, 2018	December 31, 2017
	(In thousands)
Commercial and industrial	$531,093	$520,992
Commercial tax-exempt	420,757	418,698
Total commercial and industrial	951,850	939,690
Commercial real estate	2,465,003	2,440,220
Construction and land	165,240	164,990
Residential	2,737,369	2,682,533
Home equity	94,331	99,958
Consumer and other	188,534	177,637
Total	$6,602,327	$6,505,028

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents nonaccrual loans receivable by class of receivable as of the dates indicated:

	March 31, 2018	December 31, 2017
	(In thousands)
Commercial and industrial	$1,669	$748
Commercial tax-exempt	—	—
Total commercial and industrial	1,669	748
Commercial real estate	1,839	1,985
Construction and land	109	110
Residential	9,932	8,470
Home equity	2,816	2,840
Consumer and other	15	142
Total	$16,380	$14,295
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, although infrequent, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans 90 days or more past due, but still accruing as of both March 31, 2018 and December 31, 2017. The Bank’s policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six consecutive months). For troubled debt restructured loans (“TDRs”), a return to accrual status generally requires timely payments for a period of six months in accordance with the restructured loan terms, along with meeting other criteria.
The following tables show the payment status of loans receivable by class of receivable as of the dates indicated:

	March 31, 2018
	Accruing Past Due			Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Total Accruing Past Due	Current	30-89 Days Past Due	90 Days or Greater Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$3,894	$700	$4,594	$311	$100	$1,258	$1,669	$524,830	$531,093
Commercial tax-exempt	—	—	—	—	—	—	—	420,757	420,757
Commercial real estate	2,507	—	2,507	1	151	1,687	1,839	2,460,657	2,465,003
Construction and land	64	—	64	—	—	109	109	165,067	165,240
Residential	12,489	—	12,489	3,183	3,115	3,634	9,932	2,714,948	2,737,369
Home equity	325	339	664	67	—	2,749	2,816	90,851	94,331
Consumer and other	58	—	58	—	6	9	15	188,461	188,534
Total	$19,337	$1,039	$20,376	$3,562	$3,372	$9,446	$16,380	$6,565,571	$6,602,327

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2017
	Accruing Past Due			Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Total Accruing Past Due	Current	30-89 Days Past Due	90 Days or Greater Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$10,903	$849	$11,752	$355	$—	$393	$748	$508,492	$520,992
Commercial tax-exempt	—	—	—	—	—	—	—	418,698	418,698
Commercial real estate	4,043	—	4,043	163	—	1,822	1,985	2,434,192	2,440,220
Construction and land	—	—	—	—	—	110	110	164,880	164,990
Residential	7,239	1,635	8,874	805	3,172	4,493	8,470	2,665,189	2,682,533
Home equity	355	—	355	—	71	2,769	2,840	96,763	99,958
Consumer and other	24	—	24	17	125	—	142	177,471	177,637
Total	$22,564	$2,484	$25,048	$1,340	$3,368	$9,587	$14,295	$6,465,685	$6,505,028
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
A summary of the rating system used by the Bank, repeated here from Part II. Item 8. “Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, follows:
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
The following tables present the loan portfolio’s credit risk profile by internally assigned grade and class of receivable as of the dates indicated:

	March 31, 2018
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Substandard	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$512,546	$11,452	$5,426	$1,669	$531,093
Commercial tax-exempt	420,757	—	—	—	420,757
Commercial real estate	2,380,144	51,636	31,384	1,839	2,465,003
Construction and land	158,108	—	7,023	109	165,240
Residential	2,726,100	—	1,337	9,932	2,737,369
Home equity	91,515	—	—	2,816	94,331
Consumer and other	188,516	—	3	15	188,534
Total	$6,477,686	$63,088	$45,173	$16,380	$6,602,327

	December 31, 2017
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Substandard	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$496,395	$12,898	$10,951	$748	$520,992
Commercial tax-exempt	413,139	5,559	—	—	418,698
Commercial real estate	2,346,833	56,947	34,455	1,985	2,440,220
Construction and land	146,514	11,770	6,596	110	164,990
Residential	2,672,714	—	1,349	8,470	2,682,533
Home equity	97,118	—	—	2,840	99,958
Consumer and other	177,494	—	1	142	177,637
Total	$6,350,207	$87,174	$53,352	$14,295	$6,505,028

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present, by class of receivable, the balance of impaired loans with and without a related allowance, the associated allowance for those impaired loans with a related allowance, and the total unpaid principal on impaired loans:

	As of and for the three months ended March 31, 2018
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$2,100	$3,129	n/a	$1,689	$7
Commercial tax-exempt	—	—	n/a	—	—
Commercial real estate	2,947	4,710	n/a	2,103	25
Construction and land	109	109	n/a	109	—
Residential	10,717	11,077	n/a	9,608	101
Home equity	1,759	1,759	n/a	1,770	10
Consumer and other	—	—	n/a	—	—
Subtotal	17,632	20,784	n/a	15,279	143
With an allowance recorded:
Commercial and industrial	—	—	$—	181	2
Commercial tax-exempt	—	—	—	—	—
Commercial real estate	5,525	5,954	241	6,510	156
Construction and land	—	—	—	—	—
Residential	821	821	83	825	6
Home equity	36	36	20	36	—
Consumer and other	—	—	—	31	3
Subtotal	6,382	6,811	344	7,583	167
Total:
Commercial and industrial	2,100	3,129	—	1,870	9
Commercial tax-exempt	—	—	—	—	—
Commercial real estate	8,472	10,664	241	8,613	181
Construction and land	109	109	—	109	—
Residential	11,538	11,898	83	10,433	107
Home equity	1,795	1,795	20	1,806	10
Consumer and other	—	—	—	31	3
Total	$24,014	$27,595	$344	$22,862	$310
_____________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three months ended March 31, 2017
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$1,670	$2,045	n/a	$1,731	$13
Commercial tax-exempt	4,337	4,337	n/a	3,253	—
Commercial real estate	3,747	8,787	n/a	4,269	246
Construction and land	147	479	n/a	164	—
Residential	9,401	9,773	n/a	8,465	101
Home equity	—	—	n/a	—	—
Consumer and other	—	—	n/a	—	—
Subtotal	19,302	25,421	n/a	17,882	360
With an allowance recorded:
Commercial and industrial	—	—	$—	—	—
Commercial tax-exempt	—	—	—	—	—
Commercial real estate	7,041	7,470	475	7,073	75
Construction and land	—	—	—	—	—
Residential	2,931	2,931	517	3,917	39
Home equity	37	37	21	37	—
Consumer and other	—	—	—	—	—
Subtotal	10,009	10,438	1,013	11,027	114
Total:
Commercial and industrial	1,670	2,045	—	1,731	13
Commercial tax-exempt	4,337	4,337	—	3,253	—
Commercial real estate	10,788	16,257	475	11,342	321
Construction and land	147	479	—	164	—
Residential	12,332	12,704	517	12,382	140
Home equity	37	37	21	37	—
Consumer and other	—	—	—	—	—
Total	$29,311	$35,859	$1,013	$28,909	$474
_____________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the year ended December 31, 2017
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$1,434	$2,238	n/a	$1,594	$50
Commercial tax-exempt	—	—	n/a	1,001	80
Commercial real estate	1,832	3,453	n/a	3,098	1,546
Construction and land	109	109	n/a	172	—
Residential	9,337	9,709	n/a	9,033	360
Home equity	1,779	1,779	n/a	413	—
Consumer and other	—	—	n/a	—	—
Subtotal	14,491	17,288	n/a	15,311	2,036
With an allowance recorded:
Commercial and industrial	242	242	$58	156	4
Commercial tax-exempt	—	—	—	—	—
Commercial real estate	6,855	7,284	362	6,980	322
Construction and land	—	—	—	—	—
Residential	828	828	89	2,469	89
Home equity	36	36	20	36	1
Consumer and other	125	250	125	10	—
Subtotal	8,086	8,640	654	9,651	416
Total:
Commercial and industrial	1,676	2,480	58	1,750	54
Commercial tax-exempt	—	—	—	1,001	80
Commercial real estate	8,687	10,737	362	10,078	1,868
Construction and land	109	109	—	172	—
Residential	10,165	10,537	89	11,502	449
Home equity	1,815	1,815	20	449	1
Consumer and other	125	250	125	10	—
Total	$22,577	$25,928	$654	$24,962	$2,452
_____________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.
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
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

forgiveness. As of March 31, 2018 and December 31, 2017, TDRs totaled $13.2 million and $13.6 million, respectively. As of March 31, 2018, $10.9 million of the $13.2 million in TDRs were on accrual status. As of December 31, 2017, $11.1 million of the $13.6 million in TDRs were on accrual status.
Since all TDR loans are considered impaired loans, they are individually evaluated for impairment. The resulting impairment, if any, would have an impact on the allowance for loan losses as a specific reserve or charge-off. If, prior to the classification as a TDR, the loan was not impaired, there would have been a general or allocated reserve on the particular loan. Therefore, depending upon the result of the impairment analysis, there could be an increase or decrease in the related allowance for loan losses. Many loans initially categorized as TDRs are already on nonaccrual status and are already considered impaired. Therefore, there is generally not a material change to the allowance for loan losses when a nonaccruing loan is categorized as a TDR. There were no loans that were restructured or defaulted during the three months ended March 31, 2018 or 2017.
Loan participations serviced for others and loans serviced for others are not included in the Company’s total loans. The following table presents a summary of the loan participations serviced for others and loans serviced for others based on class of receivable as of the dates indicated:

	March 31, 2018	December 31, 2017
	(In thousands)
Commercial and industrial	$8,397	$8,484
Commercial tax-exempt	19,582	19,805
Commercial real estate	43,965	49,783
Construction and land	34,081	37,840
Total loan participations serviced for others	$106,025	$115,912

Residential	$41,207	$41,440
Total loans serviced for others	$41,207	$41,440
Total loans include deferred loan origination (fees)/ costs, net, of $7.5 million and $6.9 million as of March 31, 2018 and December 31, 2017, respectively.

7.    Allowance for Loan Losses
The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $72.9 million and $74.7 million at March 31, 2018 and December 31, 2017, respectively.
The following tables present a summary of the changes in the allowance for loan losses for the periods indicated:

	As of and for the three months ended March 31,
	2018	2017
	(In thousands)
Allowance for loan losses, beginning of period:
Commercial and industrial	$11,735	$12,751
Commercial real estate	46,820	50,412
Construction and land	4,949	3,039
Residential	9,773	10,449
Home equity	835	1,035
Consumer and other	630	391
Total allowance for loan losses, beginning of period	74,742	78,077

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three months ended March 31,
	2018	2017
	(In thousands)
Loans charged-off:
Commercial and industrial	(214)	—
Commercial real estate	(135)	—
Construction and land	—	—
Residential	(16)	(58)
Home equity	—	—
Consumer and other	(24)	—
Total charge-offs	(389)	(58)
Recoveries on loans previously charged-off:
Commercial and industrial	82	87
Commercial real estate	125	50
Construction and land	—	—
Residential	—	47
Home equity	1	—
Consumer and other	132	9
Total recoveries	340	193
Provision/ (credit) for loan losses:
Commercial and industrial	(160)	(547)
Commercial real estate	(694)	702
Construction and land	(416)	158
Residential	139	(348)
Home equity	(52)	(48)
Consumer and other	(612)	(98)
Total provision/(credit) for loan losses	(1,795)	(181)
Allowance for loan losses at end of period:
Commercial and industrial	11,443	12,291
Commercial real estate	46,116	51,164
Construction and land	4,533	3,197
Residential	9,896	10,090
Home equity	784	987
Consumer and other	126	302
Total allowance for loan losses at end of period	$72,898	$78,031
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present the Company’s allowance for loan losses and loan portfolio at March 31, 2018 and December 31, 2017 by portfolio segment, disaggregated by method of impairment analysis. The Company had no loans acquired with deteriorated credit quality at March 31, 2018 or December 31, 2017.

	March 31, 2018
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses
	(In thousands)
Commercial and industrial	$2,100	$—	$949,750	$11,443	$951,850	$11,443
Commercial real estate	8,472	241	2,456,531	45,875	2,465,003	46,116
Construction and land	109	—	165,131	4,533	165,240	4,533
Residential	11,538	83	2,725,831	9,813	2,737,369	9,896
Home equity	1,795	20	92,536	764	94,331	784
Consumer	—	—	188,534	126	188,534	126
Total	$24,014	$344	$6,578,313	$72,554	$6,602,327	$72,898

	December 31, 2017
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses
	(In thousands)
Commercial and industrial	$1,676	$58	$938,014	$11,677	$939,690	$11,735
Commercial real estate	8,687	362	2,431,533	46,458	2,440,220	46,820
Construction and land	109	—	164,881	4,949	164,990	4,949
Residential	10,165	89	2,672,368	9,684	2,682,533	9,773
Home equity	1,815	20	98,143	815	99,958	835
Consumer	125	125	177,512	505	177,637	630
Total	$22,577	$654	$6,482,451	$74,088	$6,505,028	$74,742

8.    Derivatives and Hedging Activities
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and, to a lesser extent, the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are generally determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to certain loans, deposits, and borrowings. As a service to its customers, the Company may utilize derivative instruments including customer foreign exchange forward contracts to manage its foreign exchange risk, if any.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2018 and December 31, 2017:

	March 31, 2018				December 31, 2017
	Asset derivatives		Liability derivatives		Asset derivatives		Liability derivatives
	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$1,286	Other liabilities	$—	Other assets	$555	Other liabilities	$(80)
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	22,810	Other liabilities	(23,097)	Other assets	18,575	Other liabilities	(18,953)
Foreign exchange contracts	Other assets	1	Other liabilities	(1)	Other assets	2	Other liabilities	(2)
Risk participation agreements	Other assets	—	Other liabilities	(142)	Other assets	1	Other liabilities	(108)
Total		$24,097		$(23,240)		$19,133		$(19,143)
_____________________

(1)	For additional details, see Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 5: Fair Value Measurements.”
The following table presents the effect of the Company’s derivative financial instruments on accumulated other comprehensive income for the three months ended March 31, 2018 and 2017:

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (1)		Location of (gain) or loss reclassified from accumulated OCI into income	Amount of (gain) or loss reclassified from accumulated OCI into income
	Three months ended March 31,			Three months ended March 31,
	2018	2017		2018	2017
	(In thousands)			(In thousands)
Interest rate products	$836	$67	Interest expense	$(21)	$303
Total	$836	$67		$(21)	$303
____________________

(1)
There was an additional $(4) thousand loss related to the ineffective portion for the three months ended as of March 31, 2017. The guidance in ASU 2017-12 requires that amounts in accumulated other comprehensive income that are included in the assessment of effectiveness should be reclassified into earnings in the same period in which the hedged forecasted transactions impact earnings. Transition guidance for this ASU further states that upon adoption, previously recorded cumulative ineffectiveness for cash flow hedges existing at the adoption date be eliminated by means of a cumulative-effect adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the initial application date. There was a $5 thousand reclassification related to the adoption of ASU 2017-12 effective January 1, 2018.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the effect of the Company’s derivative financial instruments in the consolidated statements of operations for the three months ended March 31, 2018 and 2017:

	Location of (gain) or loss reclassified from accumulated OCI into income	Amount of (gain) or loss recognized in income on cash flow hedging relationships
		Three months ended March 31,
		2018	2017
		(In thousands)
Total amounts of (income) and expense line items presented in the statement of operations in which the effects of fair value or cash flow hedges are recorded	Interest expense	$(21)	n/a
The effects of cash flow hedging:
(Gain) or loss on cash flow hedging relationships in Subtopic 815-20
Interest contracts - amount of (gain) or loss reclassified from accumulated other comprehensive income into income	Interest expense	$(21)	n/a
The Bank has agreements with its derivative counterparties that contain provisions where, if the Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Bank could also be declared in default on its derivative obligations. The Bank was in compliance with these provisions as of March 31, 2018 and December 31, 2017.
The Bank also has agreements with certain of its derivative counterparties that contain provisions where, if the Bank fails to maintain its status as a well- or adequately-capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations under the agreements. The Bank was in compliance with these provisions as of March 31, 2018 and December 31, 2017.
Certain of the Bank’s agreements with its derivative counterparties contain provisions where, if specified, events or conditions occur that materially change the Bank’s creditworthiness in an adverse manner, the Bank may be required to fully collateralize its obligations under the derivative instruments. The Bank was in compliance with these provisions as of March 31, 2018 and December 31, 2017.
As of March 31, 2018 there were no termination amounts related to collateral determinations of derivatives in a liability position and as of December 31, 2017, the termination amount was $3.1 million. The Company has minimum collateral posting thresholds with its derivative counterparties and pledged securities with market values of $2.2 million and $2.3 million, respectively, as of March 31, 2018 and December 31, 2017, against its obligations under these agreements. The collateral posted is typically greater than the current liability position; however, due to timing of liability position changes at period end, the funding of a collateral shortfall may take place shortly following period end.
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
To accomplish this objective and strategy, the Bank has entered into a total of six interest rate swaps, two during 2017 with effective dates of March 22, 2017 and four during 2013 with effective dates of September 2, 2014, June 1, 2014, March 1, 2014, and August 1, 2013.
The two interest rate swaps entered into during 2017 have notional amounts of $40 million and $60 million with terms of 1.75 and 2.25 years, respectively. These interest rate swaps will effectively fix the Bank’s interest payments on $100 million in interest-related cash outflows attributable to changes in the LIBOR component of FHLB borrowing liabilities at rates of 1.55% and 1.65%, respectively, with a weighted average rate of 1.61%. The borrowings hedged will initially be expected to be issuances and quarterly rollovers of three-month FHLB advances but may also then include future issuances of three-month repurchase agreements with similar characteristics and/or future issuances of either floating or fixed rate borrowings that are issued with the specific intent to replace the quarterly rollovers of the advances or repurchase agreements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The four interest rate swaps entered into during 2013 each have a notional amount of $25 million and have terms ranging from four to six years from their respective effective dates. The interest rate swaps effectively fix the Bank’s interest payments on $125 million of its LIBOR-indexed deposit liabilities at rates between 1.68% and 2.32%, with a weighted average rate of 1.95%.
Prior to the implementation of ASU 2017-12, which was implemented on a modified retrospective basis on January 1, 2018, the Company used the “Hypothetical Derivative Method” described in ASC 815, Derivatives and Hedging (“ASC 815”), for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. Under this method, the Company assessed the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The effective portion of changes in the fair value of the derivative was initially reported in other comprehensive income (“OCI”) (outside of earnings) and subsequently reclassified to earnings in interest and dividend income when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge was recorded as a gain or loss in the consolidated statement of operations as part of fees and other income.
Upon implementation of ASU 2017-12, for derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. A portion of the balance reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made or received on the Company’s interest rate swaps. During the next twelve months, the Company estimates that $1.1 million will be reclassified as a decrease in interest expense. The Company monitors the risk of counterparty default on an ongoing basis.
Non-designated Hedges
Derivatives not designated as hedges are not speculative and result from different services the Bank provides to qualified commercial clients. The Bank offers certain derivative products directly to such clients. The Bank economically hedges derivative transactions executed with commercial clients by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of these programs are not designated in ASC 815-qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset through earnings. The net effect on earnings is primarily driven by changes in the credit valuation adjustment (“CVA”). The CVA represents the dollar amount of fair value adjustment related to nonperformance risk of both the Bank and its counterparties. Fees earned in connection with the execution of derivatives related to this program are recognized in the consolidated statement of operations in other income. As of March 31, 2018 and December 31, 2017, the Bank had 148 and 142 derivatives, respectively, related to this program, comprised of interest rate swaps and caps, with an aggregate notional amount of $1.2 billion as of March 31, 2018 and $1.1 billion as of December 31, 2017. As of March 31, 2018, there were four foreign currency exchange contracts with an aggregate notional amount of $0.3 million outstanding related to this program, and as of December 31, 2017, there were three foreign currency exchange contracts with an aggregate notional amount of $0.2 million.
In addition, as a participant lender, the Bank has guaranteed performance on the pro-rated portion of swaps executed by other financial institutions. As the participant lender, the Bank is providing a partial guarantee, but is not a direct party to the related swap transactions. The Bank has no obligations under the risk participation agreements unless the borrower defaults on their swap transaction with the lead bank and the swap is in a liability position to the borrower. In that instance, the Bank has agreed to pay the lead bank a portion of the swap’s termination value at the time of the default. The derivative transactions entered into as part of these agreements are not designated, as per ASC 815, as qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. As of March 31, 2018, there were seven of these risk participation transactions with an aggregate notional amount of $60.3 million and, as of December 31, 2017, there were six of these risk participation transactions with an aggregate notional amount of $48.0 million.
The Bank has also participated out to another financial institution a pro-rated portion of two swaps executed by the Bank. The other financial institution has no obligations under the risk participation agreements unless the borrowers default on their swap transactions with the Bank and the swaps are in liability positions to the borrower. In those instances, the other financial institution has agreed to pay the Bank a portion of the swap’s termination value at the time of the default. The derivative transactions entered into as part of these agreements are not designated, as per ASC 815, as qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. The pro-rated notional amount of these risk participation transactions was $6.1 million as of both March 31, 2018 and December 31, 2017.
The following table presents the effect of the Bank’s derivative financial instruments not designated as hedging instruments in the consolidated statement of operations for the three months ended March 31, 2018 and 2017.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

		Amount of gain or (loss), net, recognized in income on derivatives
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivatives	Three months ended March 31,
		2018	2017
		(In thousands)
Interest rate products	Other income/ (expense)	$92	$(322)
Risk participation agreements	Other income/ (expense)	166	—
Total		$258	$(322)

9.    Income Taxes
The following table presents the components of income tax expense for continuing operations, discontinued operations, noncontrolling interests and the Company:

	Three months ended March 31,
	2018	2017
	(In thousands)
Income from continuing operations:
Income before income taxes	$28,064	$21,549
Income tax expense	6,026	6,553
Net income from continuing operations	$22,038	$14,996
Effective tax rate, continuing operations	21.5%	30.4%

Income from discontinued operations:
Income before income taxes	$2,388	$2,788
Income tax expense	690	1,156
Net income from discontinued operations	$1,698	$1,632
Effective tax rate, discontinued operations	28.9%	41.5%

Less: Income attributable to noncontrolling interests:
Income before income taxes	$1,050	$966
Income tax expense	—	—
Net income attributable to noncontrolling interests	$1,050	$966
Effective tax rate, noncontrolling interests	—%	—%

Income attributable to the Company
Income before income taxes	$29,402	$23,371
Income tax expense	6,716	7,709
Net income attributable to the Company	$22,686	$15,662
Effective tax rate attributable to the Company	22.8%	33.0%
The effective tax rate for continuing operations for the three months ended March 31, 2018 of 21.5%, with related tax expense of $6.0 million, was calculated based on a projected 2018 annual effective tax rate. The effective tax rate was more than the statutory rate of 21% due primarily to state and local income taxes and the accounting for investments in affordable housing projects. These items were partially offset by earnings from tax-exempt investments, income tax credits, and income attributable to noncontrolling interests.
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
The effective tax rate for continuing operations for the three months ended March 31, 2018 is lower than the effective tax rate for the same period in 2017 due primarily to the reduction in the federal corporate tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act (the “Tax Act”) that was enacted on December 22, 2017.

10.    Noncontrolling Interests
At the Company, noncontrolling interests consist of equity owned by management of the Company’s respective majority-owned affiliates. Net income attributable to noncontrolling interests in the consolidated statements of operations represents the net income allocated to the noncontrolling interest owners of the affiliates. Net income allocated to the noncontrolling interest owners was $1.1 million and $1.0 million for the three-month periods ended March 31, 2018 and 2017, respectively.
On the consolidated balance sheets, noncontrolling interests are included as the sum of the capital and undistributed profits allocated to the noncontrolling interest owners. Typically, this balance is included in a company’s permanent shareholders’ equity in the consolidated balance sheets. When the noncontrolling interest owners’ rights include certain redemption features, as described in ASC 480, Distinguishing Liabilities from Equity, such redeemable noncontrolling interests are classified as mezzanine equity and are not included in permanent shareholders’ equity. Due to the redemption features of the noncontrolling interests, the Company had redeemable noncontrolling interests held in mezzanine equity in the accompanying consolidated balance sheets of $16.3 million and $17.5 million at March 31, 2018 and December 31, 2017, respectively. The aggregate amount of such redeemable noncontrolling equity interests are recorded at the estimated maximum redemption values. In addition, the Company had $4.8 million and $5.2 million in noncontrolling interests included in permanent shareholder’s equity at March 31, 2018 and December 31, 2017, respectively.
Each non-wholly owned affiliate operating agreement provides the Company and/or the noncontrolling interests with contingent call or put redemption features used for the orderly transfer of noncontrolling equity interests between the affiliate noncontrolling interest owners and the Company at either a contractually predetermined fair value; multiple of earnings before interest, taxes, depreciation, and amortization (EBITDA); or fair value. The Company may liquidate these noncontrolling interests in cash, shares of the Company’s common stock, or other forms of consideration dependent on the operating agreement. These agreements are discussed in Part II. Item 8. “Financial Statements and Supplementary Data - Note 14: Noncontrolling Interests” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
The following table presents, by affiliate, the noncontrolling interests included as redeemable noncontrolling interests and noncontrolling interests in mezzanine and permanent equity, respectively, at the periods indicated:

	March 31, 2018	December 31, 2017
	(In thousands)
Anchor (1)	$9,574	$9,761
BOS	7,590	8,057
DGHM (2)	3,983	4,829
Total	$21,147	$22,647
Redeemable noncontrolling interests	$16,322	$17,461
Noncontrolling interests	$4,825	$5,186

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

_____________________

(1)
Assets and liabilities at Anchor were classified as held for sale on the Company’s consolidated balance sheets at March 31, 2018 and December 31, 2017. The Company completed the sale of Anchor in April 2018.

(2)    Only includes redeemable noncontrolling interests.
The following tables present a rollforward of the Company’s redeemable noncontrolling interests and noncontrolling interests for the periods indicated:

	Three months ended
	March 31, 2018
	Redeemable noncontrolling interests	Noncontrolling interests
	(In thousands)
Noncontrolling interests at beginning of period	$17,461	$5,186
Net income attributable to noncontrolling interests	758	291
Distributions	(736)	(282)
Purchases/ (sales) of ownership interests	167	—
Amortization of equity compensation	122	161
Adjustments to fair value	(1,450)	(531)
Noncontrolling interests at end of period	$16,322	$4,825

	Three months ended
	March 31, 2017
	Redeemable noncontrolling interests	Noncontrolling interests
	(In thousands)
Noncontrolling interests at beginning of period	$16,972	$4,161
Net income attributable to noncontrolling interests	724	242
Distributions	(703)	(235)
Purchases/ (sales) of ownership interests	66	—
Amortization of equity compensation	102	256
Adjustments to fair value	71	(431)
Noncontrolling interests at end of period	$17,232	$3,993

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

11.    Accumulated Other Comprehensive Income
The following table presents a summary of the amounts reclassified from accumulated other comprehensive income/ (loss) for the three months ended March 31, 2018 and 2017:

Description of component of accumulated other comprehensive income/ (loss)	Three months ended March 31,		Affected line item in Statement of Operations
	2018	2017
	(In thousands)
Adjustment for realized gains/ (losses) on available-for-sale securities, net:
Pre-tax	$—	$19	Gain on sale of investments, net
Tax expense/ (benefit)	—	8	Income tax expense
Net	$—	$11	Net income attributable to the Company
Net realized gain/ (loss) on cash flow hedges:
Hedges related to deposits:
Pre-tax	$21	$(303)	Interest expense on deposits
Pre-tax	—	(3)	Other income
Tax expense/ (benefit)	7	(126)	Income tax expense
Net	$14	$(180)	Net income attributable to the Company
Total reclassifications for the period, net of tax	$14	$(169)
On January 1, 2018, the Company elected to early adopt ASU No. 2017-12. As a result, the Company reclassified unrealized losses on cash flow hedges of $5 thousand from accumulated other comprehensive income/ (loss) to beginning retained earnings.
On January 1, 2018, the Company adopted ASU No. 2016-01. As a result, the Company reclassified unrealized gains on equity securities available-for-sale, net of tax, of $339 thousand from accumulated other comprehensive income/ (loss) to beginning retained earnings.

	Components of accumulated other comprehensive income/ (loss)
	Unrealized gain/ (loss) on securities available-for-sale	Unrealized gain/ (loss) on cash flow hedges	Unrealized gain/ (loss) on other	Accumulated other comprehensive income/ (loss)
	(In thousands)
Balance at December 31, 2016	$(11,194)	$(605)	$(749)	$(12,548)
Other comprehensive income/ (loss) before reclassifications	2,094	36	12	2,142
Amounts reclassified from other comprehensive income/ (loss)	(11)	180	—	169
Other comprehensive income/ (loss), net	2,083	216	12	2,311
Balance at March 31, 2017	$(9,111)	$(389)	$(737)	$(10,237)

Balance at December 31, 2017	$(8,140)	$332	$(850)	$(8,658)
Other comprehensive income/ (loss) before reclassifications	(12,895)	588	—	(12,307)
Amounts reclassified from other comprehensive income/ (loss)	—	(14)	—	(14)
Other comprehensive income/ (loss), net	(12,895)	574	—	(12,321)
Reclassification due to the adoption of ASUs 2017-12 and 2016-01	(339)	5	—	(334)
Balance at March 31, 2018	$(21,374)	$911	$(850)	$(21,313)

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
The following table presents a summary of the restructuring activity for the three months ended March 31, 2018 and 2017:

	Severance Charges	Total
	(In thousands)
Accrued charges at December 31, 2017	$337	$337
Costs paid	(254)	(254)
Accrued charges at March 31, 2018	$83	$83

Accrued charges at December 31, 2016	$1,977	$1,977
Costs paid	(618)	(618)
Accrued charges at March 31, 2017	$1,359	$1,359

13.    Revenue Recognition
On January 1, 2018, the Company adopted ASU 2014-09 et al. As stated in Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 1: Basis of Presentation and Summary of Significant Accounting Policies,” the implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, Revenue from Contracts with Customers (“ASC 606”), while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under ASC 605, Revenue Recognition.
ASC 606 does not apply to revenue associated with financial instruments, including interest income on loans and investment securities. In addition, certain noninterest income such as fees associated with mortgage servicing rights, late fees, BOLI income, and derivatives are also not in scope of the new guidance. ASC 606 is applicable to noninterest income such as investment management fees, wealth advisory fees, wealth management and trust fees, and certain banking fees. However, the recognition of this revenue did not change upon adoption of ASC 606. Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest income considered in-scope of ASC 606 is discussed below.
Investment management fees
Investment management fees are earned for the management of a series of accounts and funds in which clients invest directly, acting as a sub-advisor to larger investment management companies, or private client account management. The Company’s performance obligation is satisfied over time and the resulting fees are recognized monthly, based upon either the beginning-of quarter (in advance) or quarter-end (in arrears) market value of the assets under management and the applicable fee rate, depending on the terms of the contract. Payment is generally received a few days after month end through a direct charge to customers’ accounts. The Company may earn performance-based incentives on certain contracts. Receivables are recorded on the consolidated balance sheet in the fees receivable line item.
All of the investment management fee income on the consolidated statement of operations for the three months ended March 31, 2018 is considered in-scope of ASC 606.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

Wealth advisory fees
Wealth advisory fees are earned for providing financial advisory services to clients. The Company’s performance obligation under these contracts is satisfied over time as the financial advisory services are provided. Fees are recognized monthly based either on a fixed fee amount or are based on the quarter-end (in arrears) market value of the assets under management and the applicable fee rate (“asset based fees”), depending on the terms of the contract. Payment on fixed fee contracts is received based on a schedule outlined in the contract, while payment on asset based fees are generally received a few days after quarter end through a direct charge to customers’ accounts. No performance based incentives are earned on wealth advisory contracts. Receivables are recorded on the consolidated balance sheet in the fees receivable line item. Deferred revenues related to the fixed fee contracts of $6.2 million and $6.6 million at March 31, 2018 and December 31, 2017, respectively, are recorded on the consolidated balance sheet within the other liabilities line item.
All of the wealth advisory fee income on the consolidated statement of operations for the three months ended March 31, 2018 is considered in-scope of ASC 606.
Wealth management and trust fees
Wealth management fees are earned for providing investment management, retirement plan advisory, family office, and financial planning services to clients. The Company’s performance obligation under these contracts is satisfied over time as the wealth management services are provided. Fees are recognized monthly based on the average monthly, beginning-of-quarter, or, for a small number of clients, end-of-quarter market value of the assets under management and the applicable fee rate, depending on the terms of the contract. No performance based incentives are earned on wealth management contracts. Receivables are recorded on the consolidated balance sheet in the fees receivable line item.
Trust fees are earned when the Company is appointed as trustee for clients. As trustee, the Company administers the client’s trust and manages the assets of the trust including investments and property. The Company’s performance obligation under these agreements is satisfied over time as the administration and management services are provided. Fees are recognized monthly based on a percentage of the market value of the account as outlined in the agreement. Payment frequency is defined in the individual contracts which primarily stipulate monthly in arrears. No performance based incentives are earned on trust fee contracts. Receivables are recorded on the consolidated balance sheet in the fees receivable line item.
All of the wealth management and trust fee income on the consolidated statement of operations for the three months ended March 31, 2018 is considered in-scope of ASC 606.
Other banking fee income
The Bank charges a variety of fees to its clients for services provided on the deposit and deposit management related accounts. Each fee is either transaction-based or assessed monthly. The types of fees include service charges on accounts, overdraft fees, maintenance fees, ATM fee charges, credit card charges, and other miscellaneous charges related to the accounts. These fees are not governed by individual contracts with clients. They are charges to clients based on disclosures presented to clients upon opening these accounts along with updated disclosures when changes are made to the fee structures. The transaction-based fees are recognized in revenue when charged to the client based on specific activity on the client’s account. Monthly service/maintenance charges are recognized in the month they are earned and are charged directly to the client’s account.
The Bank also charges fees for treasury activities such as foreign exchange fees for clients with a banking relationship. These fees are recorded when earned via completion of the transaction for the client. The completion of the transaction is deemed to be the performance obligation of the transaction. The related revenue is recorded through a direct charge to the client’s account. There are no individual agreements or contracts with clients as it relates to foreign exchange fees as they are governed by client disclosure statements and the Bank’s internal policies and procedures.
For both three month periods ended March 31, 2018 and 2017, $0.9 million of other banking fee income as described above is considered in-scope for ASC 606.

14.    Recent Accounting Pronouncements
In May 2014 and at various other dates after May 14, the FASB issued ASU 2014-09 et al. Under the new standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. ASU 2014-09 et al. does not apply to revenue associated with financial instruments such as loans and securities. On January 1, 2018, we adopted ASU 2014-09 et al. using the modified retrospective transition method, however no cumulative effect adjustment to opening retained

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

earnings as of January 1, 2018 was required. For additional disclosure details, see Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 1: Basis of Presentation and Summary of Significant Accounting Policies and Note 13: Revenue Recognition.”
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
In January 2016, the FASB issued ASU 2016-01. This ASU requires equity investments to be measured at fair value with changes in fair value, net of tax, recognized in net income. As a result of implementing this standard, the Company reclassified $339 thousand in unrealized gains on available-for-sale equity investments, net of tax, from accumulated other comprehensive income to retained earnings as of January 1, 2018.
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
In August 2016, the FASB issued ASU 2016-15.  This update is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This ASU is effective for the Company beginning on January 1, 2018. Early adoption was permitted, provided that all of the amendments are adopted in the same period, however the Company did not early adopt. The guidance requires application using a retrospective transition method. This ASU did not have an impact on the Company’s consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07. This amendment requires an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. As a result of the adoption of this ASU, $160 thousand has been reclassified from salaries and employee benefits expense to other expense within the Company’s consolidated statement of operations for the three months ended March 31, 2017. For the three months ended

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

March 31, 2018, $135 thousand is presented within other expense that would have been presented within salaries and employee benefits prior to adoption of ASU 2017-07.
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
In August 2017, the FASB issued ASU 2017-12. The standard is intended to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application of hedge accounting by preparers. ASU No. 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The Company elected to early adopt this ASU as of January 1, 2018 with a modified retrospective transition. As a result of implementing this standard, the Company reclassified $5 thousand in unrealized losses on derivatives from accumulated other comprehensive income to retained earnings as of January 1, 2018. This ASU will provide more flexibility in the Company’s risk management activities and we believe it will enhance the Company’s ability to employ risk management strategies, while improving the transparency and understanding of those strategies for financial statement users.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update was issued to address a narrow-scope financial reporting issue that arose as a consequence of the change in the tax law. On December 22, 2017, the U.S. federal government enacted the Tax Act which, among other significant changes, lowers the federal corporate tax rate from 35% to 21% effective January 1, 2018. This update requires a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the enactment of the Tax Act. ASC 740 requires that the tax effects of changes in tax rates be recognized in income tax expense/ (benefit) attributable to continuing operations in the period in which the law is enacted. As a result, the tax effect of accumulated other comprehensive income does not reflect the appropriate tax rate. The amendments in this ASU eliminate the stranded tax effects associated with the change in the federal corporate income tax rate related to the Tax Act and improve the usefulness of information reported to financial statement users. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted for public business entities for reporting periods for which financial statements have not yet been issued. The Company early adopted this ASU on December 31, 2017 and reclassified $1.5 million from accumulated other comprehensive income to retained earnings.

15.    Subsequent Event
In April 2018, the Company completed the sale of its ownership interest in Anchor. Anchor’s results remain consolidated in the Company’s results during current and prior periods. The transaction had previously been announced in December 2017. The Company classified the assets and liabilities of Anchor as held for sale at March 31, 2018 and December 31, 2017, which are included with other assets and other liabilities, respectively, on the Company’s consolidated balance sheets.
As a result of the transaction, Boston Private received approximately $32 million of cash and will receive future revenue share payments that have a net present value of approximately $15 million. During the second quarter, the Company will recognize a tax expense of approximately $11 million to $12 million attributable to the transaction, which is primarily the result of a book to tax basis difference associated with nondeductible goodwill. The net financial impact will increase the Company’s Tier 1 common equity by approximately $34 million to $35 million. Accordingly, the results of Anchor after the completion of the sale in April 2018 will not be included in the results of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As of and for the three months ended March 31, 2018
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

Executive Summary
The Company offers a wide range of private banking and wealth management services to high net worth individuals, families, businesses and select institutions through its four reportable segments: Private Banking, Wealth Management and Trust, Investment Management, and Wealth Advisory. This Executive Summary provides an overview of the most significant aspects of our operating segments and the Company’s operations in the first quarter of 2018. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

	As of and for the three months ended March 31,
	2018	2017	$ Change	% Change
	(In thousands, except per share data)
Total revenues	$97,126	$90,148	$6,978	8%
Provision/ (credit) for loan losses	(1,795)	(181)	(1,614)	nm
Total operating expense	70,857	68,780	2,077	3%
Net income from continuing operations	22,038	14,996	7,042	47%
Net income attributable to noncontrolling interests	1,050	966	84	9%
Net income attributable to the Company	22,686	15,662	7,024	45%
Diluted earnings per share:
From continuing operations	$0.25	$0.15	$0.10	67%
From discontinued operations	$0.02	$0.02	$—	—%
Total attributable to common shareholders	$0.27	$0.17	$0.10	59%

ASSETS UNDER MANAGEMENT AND ADVISORY:
Wealth Management and Trust	$7,831,000	$7,260,000	$571,000	8%
Wealth Advisory	11,446,000	10,579,000	867,000	8%
Investment Managers (1)	10,962,000	10,907,000	55,000	1%
Less: Inter-company Relationship	(11,000)	(11,000)	—	—%
Total Assets Under Management and Advisory	$30,228,000	$28,735,000	$1,493,000	5%
_____________________
nm    not meaningful

(1)	Includes the assets under management at Anchor of $9.0 billion and $9.1 billion at March 31, 2018 and 2017, respectively.
Net income attributable to the Company was $22.7 million for the three months ended March 31, 2018 and $15.7 million for the same period in 2017. The Company recognized diluted earnings per share of $0.27 and $0.17 for the three-month periods ended March 31, 2018 and 2017, respectively.
Key items that affected the Company’s results in the first quarter of 2018 compared to the same period of 2017 include:

▪
Net interest income increased 7%, to $57.4 million for the three months ended March 31, 2018, compared to $53.6 million for the same period of 2017. The increase for the three months is due to higher volume and yields on loans and higher yield on investments, partially offset by higher volumes and average rates paid on interest-bearing deposits and the Company’s borrowings as well as lower volume of investments. The net interest margin (“NIM”) was 2.95% for the three months ended March 31, 2018, an increase of one basis point compared to the same period in 2017.

▪
Total fees and other income increased 9% to $39.7 million for the three months ended March 31, 2018, compared to $36.5 million for the same period of 2017. This increase was driven by a 12% increase in wealth management and trust fees, a 5% increase in both investment management fees and wealth advisory fees, and a 34% increase in other banking fee income related to swap fee and BOLI income. Total fees and other income represents 41% of total revenue for the three months ended March 31, 2018, compared to 40% of total revenue for the same period of 2017.

▪
Total operating expenses increased 3% to $70.9 million for the three months ended March 31, 2018, compared to $68.8 million for the same period of 2017. Increases in salaries and employee benefits, occupancy and equipment, and information systems were partially offset by decreases in amortization of intangibles and professional fees.

▪
Income tax expense decreased 8% to $6.0 million for the three months ended March 31, 2018, compared to $6.6 million for the same period of 2017. The decrease was primarily due to the reduction in the federal corporate tax rate from 35% to 21% as a result of the Tax Act that was enacted on December 22, 2017, partially offset by the increase in pre-tax earnings.

The Company’s Private Banking segment reported net income attributable to the Company of $18.2 million in the first quarter of 2018, compared to net income attributable to the Company of $14.9 million for the same period of 2017. The $3.2 million, or 22%, increase was a result of an increase in net interest income, a larger credit to the provision for loan losses, and a decrease in income tax expense, partially offset by an increase in operating expenses. The increase in operating expenses was driven by salaries and employee benefits, occupancy and equipment, and information systems expenses. The decrease in income tax expense was primarily due to the reduction in the federal corporate tax rate.
The Company’s Wealth Management and Trust segment reported net income attributable to the Company of $1.1 million in the first quarter of 2018, compared to a net loss attributable to the Company of $1.8 million for the same period of 2017. The change was due to a 23% decrease in operating expenses and a 12% increase in wealth management and trust fees, partially offset by income tax expense. The decrease in operating expense primarily related to decreases in salaries and employee benefits. The decrease in the effective income tax rate was primarily due to the reduction in the federal corporate tax rate. Fee-based revenue in the Wealth Management and Trust segment is determined based on average monthly, beginning-of-quarter, or, for a small number of clients, end-of-quarter AUM balances, depending on the custodian. Wealth Management and Trust AUM increased $0.6 billion, or 8%, to $7.8 billion at March 31, 2018 from $7.3 billion at March 31, 2017. The increase in AUM is due to net inflows of $0.3 billion and positive market action of $0.2 billion for the twelve months ending March 31, 2018.
The Company’s Investment Management segment reported net income attributable to the Company of $1.7 million in the first quarter of 2018, compared to net income attributable to the Company of $1.2 million for the same period of 2017. The 44% increase was due primarily to lower amortization of intangibles and depreciation expenses due to Anchor being classified as held for sale during the first quarter of 2018, as well as a 5% increase in investment management fee income and a 20% decrease in allocated income tax expense. These changes were partially offset by a $0.4 million trade error, and higher legal fees related to the Anchor transaction, and higher recruiting fees. The decrease in income tax expense was primarily due to the reduction in the federal corporate tax rate. Most fee-based revenue in the investment management segment is determined based on beginning-of-period AUM balances. Investment Management AUM, including both DGHM and Anchor, increased $0.1 billion, or 1%, to $11.0 billion at March 31, 2018 from $10.9 billion at March 31, 2017, due to positive market action of $0.8 billion, partially offset by net outflows of $0.7 billion for the twelve months ending March 31, 2018.
The sale of Anchor was completed in April 2018. While the results of Anchor while it was an affiliate of the Company will continue to be reported in the Company’s continuing operations, results for the remaining period of 2018 will not include Anchor operations following the transaction close in mid-April. For the three months ended March 31, 2018, Anchor represented 74% of segment total revenues, 75% of segment total operating expense, 70% of segment net income attributable to the Company, and 82% of segment assets under management. For the three months ended March 31, 2017, Anchor represented 74% of segment total revenues, 76% of segment total operating expense, 69% of segment net income attributable to the Company, and 83% of segment assets under management.
The Company’s Wealth Advisory segment reported net income attributable to the Company of $1.7 million in the first quarter of 2018, compared to net income attributable to the Company of $1.6 million for the same period of 2017. The 5% increase was due to a 5% increase in wealth advisory fee income and a 39% decrease in allocated income tax expense, partially offset by a 12% increase in operating expenses. Fee-based revenue in the Wealth Advisory segment is determined based on either a fixed fee or end-of-quarter AUM balances. The operating expense increase was primarily due to additional performance bonus accruals. The decrease in income tax expense was primarily due to the reduction in the federal corporate tax rate. Wealth Advisory AUM increased $0.9 billion, or 8%, to $11.4 billion at March 31, 2018 from $10.6 billion at March 31, 2017, primarily due to positive market action of $0.9 billion and flat net inflows for the twelve months ending March 31, 2018.

Critical Accounting Policies
Critical accounting policies reflect significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The Company believes that its most critical accounting policies upon which its financial condition depends, and which involve the most complex or subjective decisions or assessments are the allowance for loan and lease losses, the valuation of goodwill and intangible assets and analysis for impairment, and tax estimates. These policies are discussed in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no changes to these policies through the filing of this Quarterly Report on Form 10-Q.

Results of operations for the three months ended March 31, 2018 versus March 31, 2017
Net Income. The Company recorded net income from continuing operations for the three months ended March 31, 2018 of $22.0 million, compared to $15.0 million for the same period in 2017. Net income attributable to the Company, which includes income from both continuing and discontinued operations, for the three months ended March 31, 2018 was $22.7 million, compared to $15.7 million for the same period in 2017.
The Company recognized diluted EPS attributable to common shareholders, which includes both continuing and discontinued operations, for the three months ended March 31, 2018 of $0.27 per share, compared to $0.17 per share for the same period in 2017. Net income from continuing operations in both 2018 and 2017 was partially offset by charges that reduce income available to common shareholders. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 2: Earnings Per Share” for further detail on these charges to income available to common shareholders.
The following discussions are based on the Company’s continuing operations, unless otherwise stated.
The following table presents selected financial highlights:

	Three months ended March 31,		$ Change	% Change
	2018	2017
	(In thousands)
Net interest income	$57,383	$53,642	$3,741	7%
Fees and other income	39,743	36,506	3,237	9%
Total revenue	97,126	90,148	6,978	8%
Provision/ (credit) for loan losses	(1,795)	(181)	(1,614)	nm
Operating expense	70,857	68,780	2,077	3%
Income tax expense	6,026	6,553	(527)	(8)%
Net income from continuing operations	22,038	14,996	7,042	47%
Net income from discontinued operations	1,698	1,632	66	4%
Less: Net income attributable to noncontrolling interests	1,050	966	84	9%
Net income attributable to the Company	$22,686	$15,662	$7,024	45%
_____________________
nm = not meaningful
Net interest income. Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference between the average rate earned on total interest-earning assets and the average rate paid on total interest-bearing liabilities. NIM is the amount of net interest income, on a fully taxable-equivalent (“FTE”) basis, expressed as a percentage of average interest-earning assets. The average rate earned on earning assets is the amount of annualized taxable equivalent interest income expressed as a percentage of average earning assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities. When credit quality declines and loans are placed on nonaccrual status, NIM can decrease because the same assets are earning less income. Loans graded as substandard but still accruing interest income totaled $45.2 million at March 31, 2018 and could be placed on nonaccrual status if their credit quality declines further.

Net interest income for the three months ended March 31, 2018 was $57.4 million, an increase of $3.7 million, or 7%, compared to the same period in 2017. The increase for the three-month period is due to higher yields and volume on loans and higher yields on cash and investments, partially offset by higher volume and average rates paid on the Company’s borrowings and interest-bearing deposits, lower volume on cash and investments, and higher rates paid on the Company’s junior subordinated debentures. The NIM was 2.95% for the three months ended March 31, 2018, an increase of one basis point compared to the same period in 2017. Due to the lower federal tax rate in 2018, the FTE adjustment has a lower impact on the interest gross-up for NIM purposes. The estimated impact on NIM due to the lower tax rate in 2018 is 10 basis points.
The following tables present the composition of the Company’s NIM on a FTE basis for the three months ended March 31, 2018 and 2017; however, the discussion following these tables reflects non-FTE data.

	Average Balance		Interest Income/Expense		Average Yield/Rate
	As of and for the three months ended March 31,
AVERAGE BALANCE SHEET:	2018	2017	2018	2017	2018	2017
AVERAGE ASSETS	(In thousands)
Interest-earning assets:
Cash and investments: (1)
Taxable investment securities	$333,253	$395,728	$1,510	$1,670	1.81%	1.69%
Non-taxable investment securities (2)	296,958	295,015	2,190	2,471	2.95%	3.35%
Mortgage-backed securities	588,461	672,683	3,178	3,504	2.16%	2.08%
Federal funds sold and other	161,573	160,001	1,009	600	2.51%	1.51%
Total cash and investments	1,380,245	1,523,427	7,887	8,245	2.29%	2.17%
Loans: (3)
Commercial and industrial (2)	933,209	983,697	8,756	9,303	3.75%	3.78%
Commercial real estate (2)	2,441,215	2,324,367	26,341	23,544	4.32%	4.05%
Construction and land (2)	169,384	113,963	1,965	1,244	4.64%	4.36%
Residential	2,702,317	2,424,772	21,766	18,991	3.22%	3.13%
Home equity	97,191	117,702	1,042	1,089	4.35%	3.75%
Other consumer	185,596	192,136	1,573	1,420	3.44%	3.00%
Total loans	6,528,912	6,156,637	61,443	55,591	3.77%	3.61%
Total earning assets	7,909,157	7,680,064	69,330	63,836	3.51%	3.33%
LESS: Allowance for loan losses	74,834	78,122
Cash and due from banks (non-interest bearing)	51,944	41,469
Other assets	425,617	398,751
TOTAL AVERAGE ASSETS	$8,311,884	$8,042,162
AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and NOW	$716,930	$652,038	$215	$128	0.12%	0.08%
Money market	3,141,564	3,213,092	4,314	3,122	0.56%	0.39%
Certificates of deposit	657,109	589,900	1,995	1,281	1.23%	0.88%
Total interest-bearing deposits	4,515,603	4,455,030	6,524	4,531	0.59%	0.41%
Junior subordinated debentures	106,363	106,363	846	671	3.18%	2.52%
FHLB borrowings and other	878,093	726,978	3,603	2,172	1.64%	1.19%
Total interest-bearing liabilities	5,500,059	5,288,371	10,973	7,374	0.80%	0.56%
Non-interest bearing demand deposits	1,872,472	1,843,830
Payables and other liabilities	133,243	117,132
Total average liabilities	7,505,774	7,249,333
Redeemable noncontrolling interests	22,085	18,578
Average shareholders’ equity	784,025	774,251
TOTAL AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY	$8,311,884	$8,042,162
Net interest income - on a fully taxable equivalent basis (FTE)			$58,357	$56,462
LESS: FTE adjustment (2)			974	2,820
Net interest income (GAAP basis)			$57,383	$53,642
Interest rate spread					2.71%	2.77%
Net interest margin					2.95%	2.94%
____________________

(1)	Investments classified as available-for-sale and held-to-maturity are shown in the average balance sheet at amortized cost.

(2)	Interest income on non-taxable investments and loans is presented on a FTE basis using statutory rates. The discussion following these tables reflects non-FTE data.

(3)	Includes loans held for sale and nonaccrual loans.
Interest and dividend income. Total interest and dividend income for the three months ended March 31, 2018 was $68.4 million, an increase of $7.3 million, or 12%, compared to the same period in 2017. The increase for the three months was primarily due to higher yields and volume on loans and higher yields on cash and investments, partially offset by lower volume of cash and investments.
The Bank generally has interest income that is either collected or reversed related to nonaccrual loans each quarter. Based on the net amount collected or reversed, the impact on interest income and related yields can be either positive or negative. In addition, the Bank collects prepayment penalties on certain commercial loans that pay off prior to maturity which could also impact interest income and related yields positively. The amount and timing of prepayment penalties varies from quarter to quarter.
Interest income on commercial and industrial loans, on a non-FTE basis, for the three months ended March 31, 2018 was $8.5 million, an increase of $0.4 million, or 5%, compared to the same period in 2017, as a result of a 36 basis point increase in the average yield on a non-FTE basis, partially offset by a 5% decrease in the average balance. The increase in the average yield for the three-month period is the result of market conditions and the fluctuations in the indicies to which the variable rate loans are tied. The decrease in the average balance for the three-month period is related to a few large paydowns during the quarter, increased competition and the narrowing pricing spread in the current environment of increasing interest rates.
Interest income on commercial real estate loans, on a non-FTE basis, for the three months ended March 31, 2018 was $26.2 million, an increase of $3.3 million, or 14%, compared to the same period in 2017, as a result of a 5% increase in the average balance and a 35 basis point increase in the average yield on a non-FTE basis. The increase in the average balance for the three-month period is related to customer demand. The increase in the average yield for the three-month period is the result of market conditions as well as fluctuations in the indicies to which the variable rate loans are tied.
Interest income on construction and land loans for the three months ended March 31, 2018 was $1.9 million, an increase of $0.7 million, or 56%, compared to the same period in 2017, as a result of a 49% increase in the average balance and a 21 basis point increase in the average yield on a non-FTE basis. The increase in the average balance for the three-month period is related to customer demand. The increase in the average yield for the three-month period is the result of market conditions as well as fluctuations in the indicies to which the variable rate loans are tied.
Interest income on residential mortgage loans for the three months ended March 31, 2018 was $21.8 million, an increase of $2.8 million, or 15%, compared to the same period in 2017, as a result of an 11% increase in the average balance and a nine basis point increase in the average yield. The increase in the average balance for the three-month period is related to the organic growth of the residential loan portfolio at the Bank. The increase in the average yield for the three-month period is related to higher yields on residential mortgage originations and adjustable rate mortgage (“ARM”) loans repricing at higher rates.
Interest income on home equity loans for the three months ended March 31, 2018 was $1.0 million, a decrease of 4% compared to the same period in 2017, as a result of a 17% decrease in the average balance, partially offset by a 60 basis point increase in the average yield. The decrease in the average balance for the three-month period is primarily due to the timing of customer demand related to origination and utilization of loans. The increase in the average yield for the three-month period is the result of increases in the Prime rate.
Interest income on other consumer loans for the three months ended March 31, 2018 was $1.6 million, an increase of $0.2 million, or 11%, compared to the same period in 2017, as a result of a 44 basis point increase in the average yield, partially offset by a 3% decrease in the average balance. The increase in the average yield for the three-month period is primarily the result of increases in LIBOR. The decrease in the average balance for the three-month period is primarily due to customer demand related to origination and utilization of lines of credit.
Investment income, on a non-FTE basis, for the three months ended March 31, 2018 was $7.4 million, consistent with the same period in 2017, as a result of a 15 basis point increase in the average yield on a non-FTE basis, offset by a 9% decrease in the average balance. The increase in the average yield for the three-month period is primarily due to dividends from the Federal Reserve Bank, of which the Bank became a member in the third quarter of 2017, and the FHLB, as well as increases in the federal discount rate. The decrease in the average balance for the three-month period is primarily due to timing and volume of deposit and borrowing balances as compared to the level of loans outstanding. Investment decisions are made based on anticipated liquidity, loan demand, and asset-liability management considerations.
Interest expense. Total interest expense for the three months ended March 31, 2018 was $11.0 million, an increase of $3.6 million, or 49%, compared to the same period in 2017.
Interest expense on interest-bearing deposits for the three months ended March 31, 2018 was $6.5 million, an increase of $2.0 million, or 44%, compared to the same period in 2017, as a result of an 18 basis point increase in the average rate paid, and a 1% increase in the average balance.
Interest paid on non-deposit interest-bearing liabilities for the three months ended March 31, 2018 was $4.4 million, an increase of $1.6 million, or 56%, compared to the same period in 2017, as a result of a 45 basis point increase in the average rate paid on FHLB borrowings and other borrowings, a 21% increase in the average balance of FHLB borrowings and other borrowings, and a 66 basis point increase in the average rate paid on junior subordinated debentures. The increase for the three-month period in the average rate paid on borrowings is due to the increases in benchmark interest rates.
Provision/ (credit) for loan losses. The Company recorded a credit to the provision for loan losses of $1.8 million for the three months ended March 31, 2018, compared to a credit to the provision for loan losses of $0.2 million for the same period in 2017. The credit to the provision for loan losses for the three months ended March 31, 2018 were the result of a decrease in criticized loans and improved loss factors, partially offset by loan growth and the mix in the loan portfolio.
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

Fees and other income

	Three months ended March 31,		$ Change	% Change
	2018	2017
	(In thousands)
Investment management fees	$11,425	$10,839	$586	5%
Wealth advisory fees	13,512	12,823	689	5%
Wealth management and trust fees	12,151	10,826	1,325	12%
Other banking fee income	2,273	1,694	579	34%
Gain on sale of loans, net	74	138	(64)	(46)%
Total core fees and income	39,435	36,320	3,115	9%
Total other income	308	186	122	66%
Total fees and other income	$39,743	$36,506	$3,237	9%
Total fees and other income for the three months ended March 31, 2018 increased $3.2 million, or 9%, compared to the same period in 2017. Factors affecting the increase in the three-month period include higher fee income in the Wealth Management and Trust, Investment Management, and Wealth Advisory segments due to higher levels of AUM.

•
AUM managed or advised by the Investment Managers was $11.0 billion at March 31, 2018, an increase of $0.1 billion, compared to 2017. The increase in AUM was driven by positive market action of $0.8 billion, partially offset by negative net flows of $0.7 billion for the twelve months ending March 31, 2018. AUM managed by Anchor represents $9.0 billion of the balance at March 31, 2018 and $9.1 billion of the balance at March 31, 2017. Annualized investment management fees for the remaining 9 months of 2018 will be lower than the annualized investment management fees for the three months ended March 31, 2018 due to the completion of the sale of Anchor in April 2018. Anchor represented 74% of the investment management fee revenue for both of the three month periods ended March 31, 2018 and 2017.

•
AUM managed or advised by the Wealth Advisors was $11.4 billion at March 31, 2018, an increase of $0.9 billion, or 8%, compared to March 31, 2017. The increase in AUM was driven by positive market action of $0.9 billion for the twelve months ending March 31, 2018. Net flows were flat for the twelve months ending March 31, 2018.

•
AUM managed or advised by Boston Private Wealth was $7.8 billion at March 31, 2018, an increase of $0.6 billion, or 8%, compared to March 31, 2017. The increase is due to net inflows of $0.3 billion and positive market action of$0.2 billion for the twelve months ending March 31, 2018.

•
Other banking fee income for the three months ended March 31, 2018 increased compared to the same period in 2017. The increase was due to the increase in Bank Owned Life Insurance (“BOLI”) income, as the Company made an additional $50.0 million investment in BOLI in the first quarter of 2017, and as well as an increase in swap fee income reflecting higher client demand for loan swap agreements.

•
Total other income for the three months ended March 31, 2018 increased compared to the same period in 2017 related to fluctuations in gains and losses on fair market value adjustments on derivative agreements.

Operating Expense

	Three months ended March 31,		$ Change	% Change
	2018	2017
	(In thousands)
Salaries and employee benefits	$47,084	$45,665	$1,419	3%
Occupancy and equipment	7,748	7,185	563	8%
Professional services	3,177	3,314	(137)	(4)%
Marketing and business development	1,593	1,660	(67)	(4)%
Information systems	5,886	5,379	507	9%
Amortization of intangibles	750	1,426	(676)	(47)%
FDIC insurance	744	766	(22)	(3)%
Other	3,875	3,385	490	14%
Total operating expense	$70,857	$68,780	$2,077	3%
Total operating expense for the three months ended March 31, 2018 increased $2.1 million, or 3%, compared to the same period in 2017 primarily due to increases in salaries and employee benefits, occupancy and equipment, and information systems, and other expense, partially offset by decreases in amortization of intangibles and professional services.

•
Salaries and employee benefits expense, the largest component of operating expense, for the three months ended March 31, 2018 increased compared to the same period in 2017 primarily due to higher performance-based compensation, salaries and benefits, partially offset by lower commissions, sales incentives, and stock compensation.

•
Occupancy and equipment expense for the three months ended March 31, 2018 increased compared to the same period in 2017 primarily due to an increase in rent expense and depreciation at new office locations.

•
Marketing and business development expense for the three months ended March 31, 2018 decreased compared to the same period in 2017 primarily related to the timing of marketing and advertising campaigns in the Private Banking and Wealth Advisory segments.

•
Information systems expense for the three months ended March 31, 2018 increased compared to the same period in 2017 primarily due to an increase in technology service agreements, telecom, and telephone expenses, partially offset by lower custody and recordkeeping expenses and software depreciation.

In 2017, the Bank began working on an initiative to upgrade its information technology. This initiative required the Bank to hire additional employees with expertise in information technology. Recruiters were generally used in the placement of these professionals. The Bank has utilized consultants and temporary employees to assist with the initiative in addition to the new hires. Generally the expenditures in the preliminary project stage were expensed as incurred. Other expenditures related to the application development stage have been capitalized. The capitalized expenditures will be depreciated over the useful life of the asset when the asset is placed in service. The Bank anticipates that the capitalized assets will be placed in service in 2018 through early 2019.
Income Tax Expense. Income tax expense for continuing operations for the three months ended March 31, 2018 was $6.0 million. The effective tax rate for continuing operations for the three months ended March 31, 2018 was 21.5%, compared to an effective tax rate of 30.4% for the same period in 2017. The effective tax rate for 2018 was lower than 2017 primarily due to the impact of the Tax Cuts and Jobs Act (the “Tax Act”) that was enacted on December 22, 2017. Among the significant changes to the Code, the Tax Act reduced the federal corporate tax rate from 35% to 21% effective January 1, 2018. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 9: Income Taxes” for further detail.

Financial Condition

Condensed Consolidated Balance Sheets and Discussion

	March 31, 2018	December 31, 2017	Increase/ (decrease)	% Change
	(In thousands)
Assets:
Total cash and investments	$1,320,846	$1,425,418	$(104,572)	(7)%
Loans held for sale	3,918	4,697	(779)	(17)%
Total loans	6,602,327	6,505,028	97,299	1%
Less: Allowance for loan losses	72,898	74,742	(1,844)	(2)%
Net loans	6,529,429	6,430,286	99,143	2%
Goodwill and intangible assets, net	90,932	91,681	(749)	(1)%
Total other assets	373,234	359,662	13,572	4%
Total assets	$8,318,359	$8,311,744	$6,615	—%
Liabilities and Equity:
Deposits	$6,584,322	$6,510,246	$74,076	1%
Total borrowings	803,208	862,213	(59,005)	(7)%
Total other liabilities	125,004	135,880	(10,876)	(8)%
Total liabilities	7,512,534	7,508,339	4,195	—%
Redeemable Noncontrolling Interests (“RNCI”)	16,322	17,461	(1,139)	(7)%
Total shareholders’ equity	789,503	785,944	3,559	—%
Total liabilities, RNCI and shareholders’ equity	$8,318,359	$8,311,744	$6,615	—%
Total Assets. Total assets remained flat at $8.3 billion at March 31, 2018 and December 31, 2017. Increases in total loans were offset by decreases in total cash and investments.
Cash and Investments. Total cash and investments (consisting of cash and cash equivalents, investment securities, and stock in the FHLB and the FRB) represent 16% of total assets at March 31, 2018 and 17% of total assets at December 31, 2017. The decrease was due to decreases in available-for-sale securities, held-to-maturity securities, stock in the FHLB and the FRB, and cash and cash equivalents. The changes in cash and investments were the net result of short-term fluctuations in liquidity due to changes in levels of deposits, borrowings and loans outstanding.
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
Investment maturities, redemptions, principal payments, and sales of securities, net of purchases, provided $35.5 million of cash proceeds during the three months ended March 31, 2018, compared to $3.7 million in the same period of 2017. Net proceeds are generally used to purchase new investments or fund a portion of loan growth. The timing of sales and reinvestments is based on various factors, including management’s evaluation of interest rate trends, credit risk, and the

Company’s liquidity. The Company’s available-for-sale investment portfolio carried a total of $2.1 million of unrealized gains and $32.2 million of unrealized losses at March 31, 2018, compared to $5.1 million of unrealized gains and $17.2 million of unrealized losses at December 31, 2017.
No impairment losses were recognized through earnings related to investment securities during the three months ended March 31, 2018 and 2017. The total amount of unrealized losses was primarily due to changes in interest rates since the securities were purchased.
Additionally, at March 31, 2018 and December 31, 2017, the Company held $70.8 million and $74.6 million, respectively, of held-to-maturity securities at amortized cost. All of the held-to-maturity securities were mortgage-backed securities guaranteed by U.S. government agencies or government-sponsored entities.
See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 4: Investments” for further details of the Company’s investment securities.
Loans held for sale. Loans held for sale at March 31, 2018 decreased compared to the balance at December 31, 2017. The balance of loans held for sale usually relates to the timing and volume of residential loans originated for sale and the ultimate sale transaction which is typically executed within a short time following the loan origination. From time to time, the Company may also sell loans that have been held in the loan portfolio. The sale of such loans may improve the Bank’s liquidity and capital position or may provide the Bank additional flexibility for more profitable and strategic future lending opportunities.
Goodwill and intangible assets, net. Goodwill and intangible assets, net, decreased due to amortization of intangible assets. There was no change to goodwill during the three months ended March 31, 2018.
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
Management performed its annual goodwill and indefinite-lived intangible asset impairment testing during the fourth quarter of 2017 for applicable reporting units. The estimated fair value of BOS, KLS, and Boston Private Wealth each exceeded their carrying value in 2017. The 2017 goodwill impairment testing resulted in a $24.9 million goodwill impairment charge at Anchor. The reduced carrying value of goodwill at Anchor of $42.1 million, along with the other assets and liabilities of Anchor, were classified as held for sale at March 31, 2018 and December 31, 2017 and are included within other assets and other liabilities, respectively, on the Company’s consolidated balance sheet. The sale transaction was completed in April 2018.
Total other assets. Total other assets, as presented in the table above, consists of the following line items from the consolidated balance sheet: premises and equipment, fees receivable, accrued interest receivable, deferred income taxes, net, and other assets including assets held for sale. Total other assets at March 31, 2018 increased compared to the balance at December 31, 2017. The increase was the result of increases in premises and equipment, other assets, and deferred income taxes, net.

•
Premises and equipment increased $6.0 million, or 16%, to $43.6 million at March 31, 2018 from $37.6 million at December 31, 2017. In 2017, the Bank began working on an initiative to upgrade its information technology. The increase was primarily due to expenditures related to this initiative. Generally the expenditures in the preliminary project stage were expensed as incurred. Other expenditures related to the application development stage have been capitalized. The capitalized expenditures will be depreciated over the useful life of the asset when the asset is placed in service. The capitalized assets will be placed in service beginning in early 2018 through early 2019.

•
Deferred income taxes, net, increased $3.0 million, or 10%, to $32.1 million at March 31, 2018 from $29.0 million at December 31, 2017. The increase was primarily due to the current year tax effect of other comprehensive income/ (loss), partially offset by deferred tax expense. At March 31, 2018, no valuation allowance on the net deferred tax asset was required due primarily to the expectation of future taxable income. Our use of these deferred tax benefits may depend on a number of factors including future changes in laws or regulations relating to tax rates, tax credits, tax deductions, and net operating losses.

•
Other assets, which consist primarily of BOLI, assets held for sale, investment in partnerships, prepaid expenses, the fair value of interest rate derivatives, and other receivables, increased $4.8 million, or 2%, to $264.3 million at March 31, 2018 from $259.5 million at December 31, 2017. The increase was primarily due to additional cost method investments, and increases in derivative assets and the value of BOLI policies, partially offset by a decrease in income taxes receivable.
Deposits. Deposits at March 31, 2018 increased compared to the balance at December 31, 2017. Deposits are the principal source of the Bank’s funds for use in lending, investments, and liquidity. Deposit levels can fluctuate from quarter to quarter as a result of large short-term transactions by commercial clients. Seasonality can also affect the deposit balances. The Bank typically experiences deposit outflows in the second quarter as a result of clients withdrawing funds for tax payments.
As a general matter, deposits are a cheaper source of funds than borrowings, because interest rates paid for deposits are typically less than interest rates charged for borrowings. If, as a result of general economic conditions, market interest rates, competitive pressures, or otherwise, the amount of deposits at the Bank decreases relative to its overall banking operations, the Bank may be limited in its ability to grow its loan portfolio or may have to rely more heavily on higher cost borrowings as a source of funds in the future.
The following table presents the composition of the Company’s deposits at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Balance	as a % of total	Balance	as a % of total
	(In thousands)
Demand deposits (noninterest-bearing)	$1,932,732	29%	$2,025,690	31%
NOW (1)	689,526	11%	645,361	10%
Savings	73,580	1%	70,935	1%
Money market (1)	3,177,692	48%	3,121,811	48%
Certificates of deposit under $100,000 (1)	297,591	5%	250,070	4%
Certificates of deposit $100,000 or more to less than $250,000	83,072	1%	82,665	1%
Certificates of deposit $250,000 or more	330,129	5%	313,714	5%
Total deposits	$6,584,322	100%	$6,510,246	100%
_____________________

(1)	Includes brokered deposits of $536.9 million and $780.2 million at March 31, 2018 and December 31, 2017, respectively.
Total borrowings. Total borrowings (consisting of securities sold under agreements to repurchase, federal funds purchased (if any), FHLB borrowings, and junior subordinated debentures) at March 31, 2018 decreased compared to the balance at December 31, 2017.

•
FHLB borrowings decreased $82.1 million, or 12%, to $611.6 million at March 31, 2018 from $693.7 million at December 31, 2017. The decrease was primarily due to asset liability management considerations regarding the pricing of funds. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth and to manage interest rate risk, but can also be used as an additional source of liquidity for the Bank.

•
From time to time, the Company purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. At March 31, 2018, the Company had no federal funds purchased outstanding. The Company had $30.0 million in federal funds purchased outstanding at December 31, 2017.

•
Repurchase agreements increased $53.1 million to $85.3 million at March 31, 2018 from $32.2 million at December 31, 2017. Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature.

Total other liabilities. Total other liabilities, which consist primarily of accrued interest, liabilities held for sale, accrued bonus, interest rate derivatives, and other accrued expenses, at March 31, 2018 decreased compared to the balance at December 31, 2017. The decrease was primarily due to the payment in the first quarter of 2018 of accrued variable compensation, bonuses and employee benefits that had been accrued for at December 31, 2017, partially offset by increases in derivative liabilities.

Loan Portfolio and Credit Quality
Loans. Total portfolio loans increased $97.3 million, or 1%, to $6.6 billion, or 79% of total assets, at March 31, 2018, from $6.5 billion, or 78% of total assets, at December 31, 2017. Increases were recorded in residential loans of $54.8 million, or 2%; commercial real estate loans of $24.8 million, or 1%; consumer loans of $10.9 million, or 6%; commercial and industrial loans of $10.1 million, or 2%; commercial tax-exempt loans of $2.1 million, or less than one percent; and construction and land loans of $0.2 million, or less than one percent, partially offset by a decrease in home equity loans of $5.6 million, or 6%.
The ability to grow the loan portfolio is partially related to the Bank’s ability to increase deposit levels. Deposits are generally a cheaper source of funds than borrowings, because interest rates paid for deposits are typically less than interest rates charged for borrowings. If, as a result of general economic conditions, market interest rates, competitive pressures, or otherwise, the amount of deposits at the Bank decreases relative to its overall banking operations, the Bank may be limited in its ability to grow its loan portfolio or may have to rely more heavily on higher cost borrowings as a source of funds in the future. The Bank’s use of wholesale funding is limited as a result of internal policies such as the loans to deposits ratio.
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
The Bank’s commercial real estate loan portfolio, the largest portfolio segment after residential, includes loans secured by the following types of collateral at March 31, 2018: $713.9 million secured by multifamily and residential investment property; $641.3 million secured by retail property; $546.7 million secured by office and medical property; $206.2 million secured by manufacturing, industrial, and warehouse property; $161.3 million secured by hospitality property; and $195.6 million secured by other property. The Bank’s commercial real estate loan portfolio as of December 31, 2017 included loans secured by the following types of collateral:  $729.8 million secured by multifamily and residential investment property; $634.8 million secured by retail property; $543.9 million secured by office and medical property; $197.9 million secured by manufacturing, industrial, and warehouse property; $148.4 million secured by hospitality property; and $185.4 million secured by other property.

Geographic concentration. The following tables present the Company’s outstanding loan balance concentrations at the dates indicated based on the location of the regional offices to which they are attributed.

	As of March 31, 2018
	New England		San Francisco Bay Area		Southern California		Total
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
Commercial and industrial	$444,419	7%	$23,491	—%	$63,183	1%	$531,093	8%
Commercial tax-exempt	313,955	5%	95,380	1%	11,422	—%	420,757	6%
Commercial real estate	1,046,178	16%	721,871	11%	696,954	11%	2,465,003	38%
Construction and land	79,563	1%	34,050	—%	51,627	1%	165,240	2%
Residential	1,619,856	25%	511,903	8%	605,610	9%	2,737,369	42%
Home equity	65,434	1%	19,314	—%	9,583	—%	94,331	1%
Consumer and other	166,413	3%	13,569	—%	8,552	—%	188,534	3%
Total loans (1)	$3,735,818	58%	$1,419,578	20%	$1,446,931	22%	$6,602,327	100%

	As of December 31, 2017
	New England		San Francisco Bay Area		Southern California		Total
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
Commercial and industrial	$438,322	7%	$23,311	—%	$59,359	1%	$520,992	8%
Commercial tax-exempt	305,792	5%	101,340	1%	11,566	—%	418,698	6%
Commercial real estate	1,002,092	15%	725,454	11%	712,674	11%	2,440,220	37%
Construction and land	86,874	1%	27,891	1%	50,225	1%	164,990	3%
Residential	1,598,072	24%	512,189	8%	572,272	9%	2,682,533	41%
Home equity	67,435	1%	22,462	1%	10,061	—%	99,958	2%
Consumer and other	149,022	3%	14,707	—%	13,908	—%	177,637	3%
Total loans (1)	$3,647,609	56%	$1,427,354	22%	$1,430,065	22%	$6,505,028	100%
________________________

(1)	Regional percentage totals may not reconcile due to rounding.
Allowance for loan losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and totaled $72.9 million and $74.7 million as of March 31, 2018 and December 31, 2017, respectively.
The allowance for loan losses decreased $1.8 million to $72.9 million, or 1.10% of total loans, as of March 31, 2018 from $74.7 million, or 1.15% of total loans, as of December 31, 2017. The decrease in the overall allowance for loan losses was due to a decline in criticized loans and a decline in loss factors, partially offset by loan growth and the mix in the loan portfolio. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 7: Allowance for Loan Losses” for an analysis of the Company’s allowance for loan losses.
An analysis of the risk in the loan portfolio as well as management judgment is used to determine the estimated appropriate amount of the allowance for loan losses. The Company’s allowance for loan losses is comprised of three primary components (general reserves, allocated reserves on non-impaired special mention and substandard loans, and allocated reserves on impaired loans). See Part II. Item 8. “Notes to Unaudited Consolidated Financial Statements - Note 6: Allowance for Loan Losses” and the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for further information.

The following table presents a summary of loans charged-off, net of recoveries, by geography for the periods indicated. The geography assigned to the data is based on the location of the regional offices to which the loans are attributed.

	Three months ended March 31,
	2018	2017
	(In thousands)
Net loans (charged-off)/ recovered:
New England	$(285)	$79
San Francisco Bay Area	67	35
Southern California	169	21
Total net loans (charged-off)/ recovered	$(49)	$135
There were less than $0.1 million in net charge-offs recorded in the first quarter of 2018, compared to $0.1 million of net recoveries for the same period of 2017.
The Company believes that commercial loans represent the greatest risk of loss due to the size and nature of these loans and the related collateral. Local economic and business conditions in the markets where our offices are located have a significant impact on our commercial loan customers and their ability to service their loans.
Nonperforming assets. The Company’s nonperforming assets include nonaccrual loans and OREO, if any. OREO, if any, consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of deeds in lieu of foreclosure. As of March 31, 2018, nonperforming assets totaled $16.4 million, or 0.20% of total assets, an increase of $2.1 million, or 15%, compared to $14.3 million, or 0.17% of total assets, as of December 31, 2017.
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest in accordance with the contractual terms of the loan agreement is in doubt. Despite a loan having a current payment status, if the Bank has reason to believe it may not collect all principal and interest on the loan in accordance with the related contractual terms, the Bank will generally discontinue the accrual of interest income and will apply any future interest payments received to principal. Of the $16.4 million of loans on nonaccrual status as of March 31, 2018, $3.6 million, or 22%, had a current payment status, $3.4 million, or 20%, were 30-89 days past due, and $9.4 million, or 58%, were 90 days or more past due. Of the $14.3 million of loans on nonaccrual status as of December 31, 2017, $1.3 million, or 9%, had a current payment status, $3.4 million, or 24%, were 30-89 days past due, and $9.6 million, or 67%, were 90 days or more past due.
The Bank continues to evaluate the underlying collateral of each nonperforming loan and pursue the collection of interest and principal. Where appropriate, the Bank obtains updated appraisals on collateral. Reductions in fair values of the collateral for nonaccrual loans, if they are collateral dependent, could result in additional future provision for loan losses depending on the timing and severity of the decline. Reductions in fair values of the collateral for nonaccrual loans, if they are collateral dependent, could result in additional future provision for loan losses depending on the timing and severity of the decline. See Part I. Item 1. “Financial Statements and Supplementary Data - Note 6: Loans Portfolio and Credit Quality” for further information on nonperforming loans.
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
Delinquencies. The past due status of a loan is determined in accordance with its contractual repayment terms. All loan types are reported past due when one scheduled payment is due and unpaid for 30 days or more. Loans 30-89 days past due decreased $4.6 million, or 18%, to $20.4 million as of March 31, 2018 from $25.0 million as of December 31, 2017. Loan delinquencies can be attributed to many factors, such as continuing weakness in, or deteriorating, economic conditions in the region in which the collateral is located, the loss of a tenant or lower lease rates for commercial borrowers, or the loss of income for consumers and the resulting liquidity impacts on the borrowers. Further deterioration in the credit condition of these delinquent loans could lead to the loans going to nonaccrual status and/or being downgraded. Downgrades would generally result in additional provision for loan losses. Past due loans may be included with accruing substandard loans.
In certain instances, although very infrequently, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans 90 days or more past due, but still accruing, as of March 31, 2018 and December 31, 2017.
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
Loans that are individually evaluated for impairment require an analysis to determine the amount of impairment, if any. For collateral dependent loans, impairment would be indicated as a result of the carrying value of the loan exceeding the estimated collateral value, less costs to sell, or, for loans not considered to be collateral dependent, the net present value of the projected cash flow, discounted at the loan’s contractual effective interest rate. Generally, when a collateral dependent loan becomes impaired, an updated appraisal of the collateral, if appropriate, is obtained. If the impaired loan has not been upgraded to a performing status within a reasonable amount of time, the Bank will continue to obtain updated appraisals, as deemed necessary, especially during periods of declining property values. Normally, shortfalls in the analysis of collateral dependent loans would result in the impairment amount being charged-off to the allowance for loan losses. Shortfalls on cash flow dependent loans may be carried as specific allocations to the general reserve unless a known loss is determined to have occurred, in which case such known loss is charged-off. Based on the impairment analysis, the provision could be higher or lower than the amount of provision associated with a loan prior to its classification as impaired. See Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for detail on the Company’s treatment of impaired loans in the allowance for loan losses.
Impaired loans individually evaluated for impairment in the allowance for loan losses totaled $24.0 million as of March 31, 2018, a increase of $1.4 million, or 6%, compared to $22.6 million as of December 31, 2017. As of March 31, 2018, $6.4 million of the individually evaluated impaired loans had $0.3 million in specific reserve allocations. The remaining $17.6 million of individually evaluated impaired loans did not have specific reserve allocations due to the adequacy of collateral, prior charge-offs taken, interest collected and applied to principal, or a combination of these items. As of December 31, 2017, $8.1 million of individually evaluated impaired loans had $0.7 million in specific reserve allocations, and the remaining $14.5 million of individually evaluated impaired loans did not have specific reserve allocations.
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. As of March 31, 2018 and December 31, 2017, TDRs totaled $13.2 million and $13.6 million, respectively. As of March 31, 2018, $10.9 million of the $13.2 million in TDRs were on accrual status. As of December 31, 2017, $11.1 million of the $13.6 million in TDRs were on accrual status.
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

As of March 31, 2018, the Bank has identified $45.2 million in potential problem loans, a decrease of $8.2 million, or 15%, compared to $53.4 million as of December 31, 2017. Numerous factors impact the level of potential problem loans including economic conditions and real estate values. These factors affect the borrower’s liquidity and, in some cases, the borrower’s ability to comply with loan covenants such as debt service coverage. When there is a loss of a major tenant in a commercial real estate building, the appraised value of the building generally declines. Loans may be downgraded when this occurs as a result of the additional risk to the borrower in obtaining a new tenant in a timely manner and negotiating a lease with similar or better terms than the previous tenant. In many cases, these loans are still current and paying as agreed, although future performance may be impacted.
The following table presents a rollforward of nonaccrual loans for the three months ended March 31, 2018 and 2017:

	As of and for the three months ended March 31,
	2018	2017
	(In thousands)
Nonaccrual loans, beginning of period	$14,295	$17,315
Transfers in to nonaccrual status	4,238	5,180
Transfers out to accrual status	(887)	(570)
Charge-offs	(374)	—
Paid off/ paid down	(892)	(980)
Nonaccrual loans, end of period	$16,380	$20,945

The following table presents a summary of credit quality by geography, based on the location of the regional offices:

	March 31, 2018	December 31, 2017
	(In thousands)
Nonaccrual loans:
New England	$8,056	$6,061
San Francisco Bay Area	1,442	1,473
Southern California	6,882	6,761
Total nonaccrual loans	$16,380	$14,295
Loans 30-89 days past due and accruing:
New England	$10,571	$19,725
San Francisco Bay Area	2,251	1,911
Southern California	7,554	3,412
Total loans 30-89 days past due	$20,376	$25,048
Accruing substandard loans:
New England	$8,767	$10,911
San Francisco Bay Area	14,970	11,615
Southern California	21,436	30,826
Total accruing substandard loans	$45,173	$53,352

The following table presents a summary of credit quality by loan type. The loan type assigned to the credit quality data is based on the purpose of the loan.

	March 31, 2018	December 31, 2017
	(In thousands)
Nonaccrual loans:
Commercial and industrial	$1,669	$748
Commercial tax-exempt	—	—
Commercial real estate	1,839	1,985
Construction and land	109	110
Residential	9,932	8,470
Home equity	2,816	2,840
Consumer and other	15	142
Total nonaccrual loans	$16,380	$14,295
Loans 30-89 days past due and accruing:
Commercial and industrial	$4,594	$11,752
Commercial tax-exempt	—	—
Commercial real estate	2,507	4,043
Construction and land	64	—
Residential	12,489	8,874
Home equity	664	355
Consumer and other	58	24
Total loans 30-89 days past due	$20,376	$25,048
Accruing substandard loans:
Commercial and industrial	$5,426	$10,951
Commercial tax-exempt	—	—
Commercial real estate	31,384	34,455
Construction and land	7,023	6,596
Residential	1,337	1,349
Home equity	—	—
Consumer and other	3	1
Total accruing substandard loans	$45,173	$53,352

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

	March 31, 2018	December 31, 2017	$ Change	% Change
	(In thousands)
Cash and cash equivalents	$77,085	$120,541	$(43,456)	(36)%
Investment securities available-for-sale	1,118,497	1,170,328	(51,831)	(4)%
LESS: Securities pledged against current borrowings and derivatives	(93,576)	(38,779)	(54,797)	141%
Subtotal	$1,102,006	$1,252,090	$(150,084)	(12)%
As a percent of assets	13%	15%	n/a	n/a

Access to additional FHLB borrowings	1,181,554	1,228,008	(46,454)	(4)%
Subtotal	$2,283,560	$2,480,098	$(196,538)	(8)%
As a percent of assets	27%	30%	n/a	n/a
As a percent of deposits	35%	38%	n/a	n/a

At March 31, 2018, the Company’s cash and cash equivalents amounted to $77.1 million. The Holding Company’s cash and cash equivalents amounted to $71.6 million at March 31, 2018. Management believes that the Holding Company and its affiliates, including the Bank, have adequate liquidity to meet their commitments for the foreseeable future.
Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At March 31, 2018 consolidated cash and cash equivalents and investment securities available-for-sale, less securities pledged against current borrowings and derivatives, amounted to $1.1 billion, or 13% of total assets, compared to $1.3 billion, or 15% of total assets at December 31, 2017. Future loan growth may depend upon the Company’s ability to continue to grow its core deposit levels. In addition, the Company has access to available borrowings through the FHLB totaling $1.2 billion at March 31, 2018, which decreased from December 31, 2017. Combined, this liquidity totals $2.3 billion, or 27% of assets and 35% of total deposits, as of March 31, 2018, compared to $2.5 billion, or 30% of assets and 38% of total deposits, at December 31, 2017.
The Bank has various internal policies and guidelines regarding liquidity, both on- and off-balance sheet, loans to assets ratio, and limits on the use of wholesale funds. These policies and/or guidelines require certain minimum or maximum balances or ratios be maintained at all times. In light of the provisions in the Bank’s internal liquidity policies and guidelines, the Bank will carefully manage the amount and timing of future loan growth along with its relevant liquidity policies and balance sheet guidelines. As a general matter, deposits are a cheaper source of funds than borrowings, because interest rates paid for deposits are typically less than interest rates charged for borrowings. If, as a result of general economic conditions, market interest rates, competitive pressures, or otherwise, the amount of deposits at the Bank decreases relative to its overall banking operations, the Bank may be limited in its ability to grow its loan portfolio or may have to rely more heavily on higher cost borrowings as a source of funds in the future.
Holding Company Liquidity. The Company and some of the Company’s majority-owned affiliates hold put and call options that would require the Company to purchase (and the noncontrolling interest owners of the majority-owned affiliates to sell) the remaining noncontrolling interests in these companies at either a contractually predetermined fair value, a multiple of EBITDA, or fair value, as determined by the respective agreements. At March 31, 2018, the estimated maximum redemption value for these affiliates related to outstanding put options was $16.3 million, all of which could be redeemed within the next 12 months, under certain circumstances, and is classified on the consolidated balance sheets as redeemable noncontrolling interests. The redeemable noncontrolling interest related to Anchor at March 31, 2018 of $6.5 million was eliminated upon the completion of the sale of Anchor in April 2018. These put and call options are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data - Note 14: Noncontrolling Interests” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The Holding Company’s primary sources of funds are dividends from its affiliates and access to the capital and debt markets. The Holding Company recognized $1.7 million in net income from discontinued operations during the three months ended March 31, 2018 as the final payment related to a revenue sharing agreement with Westfield Capital Management Company, LLC (“Westfield”). The Company will not receive additional net income from Westfield now that the final payment has been received. Although not a primary source of funds, the Holding Company has generated liquidity from the sale of affiliates in the past and also generated additional funds at the time of the Anchor sale closing in April 2018. Pursuant to the Anchor sale agreement, the Holding Company will be entitled to future revenue sharing payments that have a net present value of approximately $15 million in addition to the $32 million of cash received at the time of the sale closing in April 2018. The Company will also have a tax liability of $11 million to $12 million attributable to the transaction, which is primarily the result of a book to tax basis difference associated with nondeductible goodwill.
Dividends from the Bank are limited by various regulatory requirements relating to capital adequacy and retained earnings. See Part II. Item 5. “Market for Registrant’s Common Equity, Related Stockholders Matters, and Issuers Purchases of Equity Securities” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for further details.
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
The Company is required to pay interest quarterly on its junior subordinated debentures. The estimated cash outlay for the remaining nine months of 2018 for the interest payments is approximately $2.2 million based on the debt outstanding at March 31, 2018 and estimated LIBOR.
The Company presently plans to pay cash dividends on its common stock on a quarterly basis dependent upon a number of factors such as profitability, Holding Company liquidity, and the Company’s capital levels. However, the ultimate declaration of dividends by the board of directors of the Company will depend on consideration of, among other things, recent financial trends and internal forecasts, regulatory limitations, alternative uses of capital deployment, general economic conditions, and regulatory changes to capital requirements. Based on the current quarterly dividend rate of $0.12 per share, as announced by the Company on January 17, 2018, and estimated shares outstanding, the Company estimates that the amount to be paid out for dividends to common shareholders in the remaining nine months of 2018 will be approximately $30.5 million. The estimated dividend payments in 2018 could increase or decrease if the Company’s board of directors votes to increase or decrease, respectively, the current dividend rate, and/or the number of shares outstanding changes significantly.
Based on the shares of stock outstanding of 6.95% Non-Cumulative Perpetual Preferred Stock, Series D (“the Series D”), and the dividend rate, the Company would pay $2.6 million in cash dividends on preferred stock for the remaining nine months of 2018, if the same amount of shares remains outstanding for the remaining nine months of 2018. Although the dividend rate is set in the terms of the preferred stock, the quarterly preferred stock dividend payments are subject to approval by the Company’s board of directors. The Series D is callable by the Company beginning in June 2018. Should the Company call the Series D, the amount of cash outlay for dividend payments will be reduced.
In the first quarter of 2018, the Company’s board of directors approved, and the Company received regulatory non-objection for, a share repurchase program of up to $20.0 million of the Company’s outstanding common shares. Under the program, shares may be repurchased from time to time in the open market for a two-year period. As of March 31, 2018, the full $20.0 million remains available for repurchase. The amount and timing of repurchases will be based on the Company’s continuous evaluation of the program.
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

In addition to the above liquidity, the Bank has access to the FRB discount window facility, which can provide short-term liquidity as “lender of last resort,” brokered deposits, and federal funds lines. The use of non-core funding sources, including brokered deposits and borrowings, by the Bank may be limited by regulatory agencies. Generally, the regulatory agencies prefer that banks rely on core-funding sources for liquidity.
From time to time, the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. At March 31, 2018, the Bank had unused federal fund lines of credit totaling $465.0 million, compared to $435.0 million at December 31, 2017, with correspondent institutions to provide it with immediate access to overnight borrowings. At March 31, 2018, the Bank had no outstanding borrowings under the federal fund lines with these correspondent institutions and had $30.0 million of outstanding borrowings under the federal fund lines at December 31, 2017. Certain liquidity sources, such as federal funds lines, may be withdrawn by the correspondent bank at any time especially in the event of financial deterioration of the institution.
The Bank has also negotiated brokered deposit agreements with several institutions that have nationwide distribution capabilities. The Bank also participates in deposit placement services that can be used to provide customers to expanded deposit insurance coverage. At March 31, 2018, the Bank had $536.9 million of brokered deposits outstanding under these agreements, compared to $780.2 million at December 31, 2017.
If the Bank is no longer able to utilize the FHLB for borrowing, collateral currently used for FHLB borrowings could be transferred to other facilities such as the FRB’s discount window. In addition, the Bank could increase its usage of brokered deposits. Other borrowing arrangements may have higher rates than the FHLB would typically charge.

Capital Resources
Total shareholders’ equity at March 31, 2018 was $789.5 million, compared to $785.9 million at December 31, 2017, an increase of $3.6 million. The increase in shareholders’ equity was primarily the result of net income, partially offset by dividends paid and the change in accumulated other comprehensive income/ (loss).
The Company currently has one class of warrants to purchase common stock outstanding. These warrants were initially issued to the U.S. Department of the Treasury (the “TARP warrants”). As of March 31, 2018, 1,692,755 warrants were outstanding, before adjusting for dividends paid on the Company’s common stock in excess of $0.01 per share. The TARP warrants expire in November 2018.
The Company and the Bank are subject to capital rules issued by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Under these rules, the Company and the Bank are each required to maintain a minimum common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8% and a minimum Tier 1 leverage ratio of 4%. Additionally, subject to a transition schedule, these rules require the Company and the Bank to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk-weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases.
A Federal Reserve-supervised institution, such as the Bank, is considered “well capitalized” if it (i) has a total capital to risk-weighted assets ratio of 10.0% or greater; (ii) a Tier 1 capital to risk-weighted assets ratio of 8.0% or greater; (iii) a common equity Tier 1 capital ratio to risk-weighted assets of 6.5% or greater, (iv) a Tier 1 leverage ratio of 5.0% or greater; and (iv) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. The Bank is currently considered “well capitalized” under all regulatory definitions.
The following table presents the Company’s and the Bank’s regulatory capital and related ratios as of March 31, 2018 and December 31, 2017. Also presented are the minimum requirements established by the Federal Reserve and the FDIC as of those dates for the Company and the Bank, respectively, to meet applicable capital requirements and the requirements of the FDIC as of those dates for the Bank to be considered “well capitalized” under all regulatory definitions. The Federal Reserve and the Massachusetts Division of Banks may impose higher capital ratios than those listed below based upon the results of regulatory exams.

	Actual		For capital adequacy purposes (at least)		To be well capitalized under prompt corrective action provisions (at least)		Minimum capital ratio with capital conservation buffer (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Ratio
	(In thousands)
As of March 31, 2018
Common equity tier 1 risk-based capital
Company	$621,084	10.39%	$268,869	4.5%	n/a	n/a	7.0%
Boston Private Bank	706,635	11.87	267,936	4.5	$387,019	6.5%	7.0
Tier 1 risk-based capital
Company	771,240	12.91	358,492	6.0	n/a	n/a	8.5
Boston Private Bank	706,635	11.87	357,249	6.0	476,331	8.0	8.5
Total risk-based capital
Company	845,914	14.16	477,989	8.0	n/a	n/a	10.5
Boston Private Bank	780,957	13.12	476,331	8.0	595,414	10.0	10.5
Tier 1 leverage capital
Company	771,240	9.41	327,943	4.0	n/a	n/a	4.0
Boston Private Bank	706,635	8.68	325,819	4.0	407,273	5.0	4.0

As of December 31, 2017
Common equity tier 1 risk-based capital
Company	$607,800	10.32%	$265,153	4.5%	n/a	n/a	7.0%
Boston Private Bank	694,201	11.83	264,028	4.5	$381,373	6.5%	7.0
Tier 1 risk-based capital
Company	758,089	12.87	353,537	6.0	n/a	n/a	8.5
Boston Private Bank	694,201	11.83	352,037	6.0	469,382	8.0	8.5
Total risk-based capital
Company	832,182	14.12	471,383	8.0	n/a	n/a	10.5
Boston Private Bank	767,576	13.08	469,382	8.0	586,728	10.0	10.5
Tier 1 leverage capital
Company	758,089	9.34	324,725	4.0	n/a	n/a	4.0
Boston Private Bank	694,201	8.63	321,920	4.0	402,400	5.0	4.0
_____________________
n/a    not applicable

(1)
Required capital ratios with the fully phased-in capital conservation buffer added to the minimum risk-based capital ratios. The fully phased-in ratios are effective for 2019, with lower requirements during the transition years 2016 through 2018.

The Company has sponsored the creation of two statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. In accordance with ASC 810-10-55, Consolidation - Overall - Implementation Guidance and Illustrations - Variable Interest Entities, these statutory trusts created by the Company are not consolidated into the Company’s financial statements; however, the Company reflects the amounts of junior subordinated debentures payable to the preferred stockholders of statutory trusts as debt in its financial statements. As of both March 31, 2018 and December 31, 2017, all $100.0 million of the net balance of these trust preferred securities qualified as Tier 1 capital.

Recent Accounting Pronouncements
See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 14: Recent Accounting Pronouncements” for a description of upcoming changes to accounting principles generally accepted in the United States that may impact the Company.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in the Interest Rate Sensitivity and Market Risk as described in Part II. Item 7A. “Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Sensitivity and Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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
Based on such evaluation, except for the exclusion noted in the preceding paragraph, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of March 31, 2018 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries, was made known to the certifying officers by others within the Company and its consolidated subsidiaries in the reports that it files or submits under the Exchange Act and is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. On a quarterly basis, the Company evaluates the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.
(b) Change in internal controls over financial reporting.
There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. Other Information

Item 1.     Legal Proceedings
The Company is involved in various legal proceedings. In the opinion of management, final disposition of these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 1A.     Risk Factors
Before deciding to invest in us or deciding to maintain or increase your investment, you should carefully consider the risks described in Part I. Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC. There have been no material changes to these risk factors since the filing of that report.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities of the Company in the first quarter of 2018.

	Issuer Purchases of Equity Securities
Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum approximate dollar value of shares that may yet be purchased under the plans
January 1 - 31, 2018	—	N/A	—	$10,661,737
February 1 - 28, 2018	—	N/A	—	—
March 1 - 31, 2018	—	N/A	—	20,000,000
Total	—	N/A	—	$20,000,000

On March 28, 2018, the Company received a notice of non-objection from the Federal Reserve Bank of Boston for a share repurchase program of up to $20 million of the Company’s outstanding common shares. Under the program, shares may be repurchased from time to time in the open market in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations, for a two-year period. The program does not obligate the Company to purchase any shares. The repurchases will be funded from cash on hand, available borrowings or proceeds from potential debt or other capital markets sources. The share repurchase program may be suspended or discontinued at any time without prior notice. The Company’s Board of Directors approved the program, subject to regulatory non-objection, on February 26, 2018.
The Company’s previous share repurchase program expired on February 28, 2018.

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

/s/ CLAYTON G. DEUTSCH
May 2, 2018	Clayton G. Deutsch
Chief Executive Officer

/s/ STEVEN M. GAVEN
May 2, 2018	Steven M. Gaven
Executive Vice President, Chief Financial Officer