Form 10-Q
period 2018-06-30
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2018-08-01
CIK 821127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission File Number: 001-35070
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 27, 2018:

Common Stock, Par Value $1.00 Per Share	84,565,703
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION, ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)
	June 30, 2018	December 31, 2017
	(In thousands, except share and per share data)
Assets:
Cash and cash equivalents	$364,539	$120,541
Investment securities available-for-sale (amortized cost of $1,109,785 and $1,182,427 at June 30, 2018 and December 31, 2017, respectively)	1,076,967	1,170,328
Investment securities held-to-maturity (fair value of $76,747 and $73,781 at June 30, 2018 and December 31, 2017, respectively)	78,955	74,576
Stock in Federal Home Loan Bank and Federal Reserve Bank	70,127	59,973
Loans held for sale	4,622	4,697
Total loans	6,767,123	6,505,028
Less: Allowance for loan losses	73,464	74,742
Net loans	6,693,659	6,430,286
Other real estate owned (“OREO”)	108	—
Premises and equipment, net	46,421	37,640
Goodwill	75,598	75,598
Intangible assets, net	14,584	16,083
Fees receivable	10,405	11,154
Accrued interest receivable	23,732	22,322
Deferred income taxes, net	26,316	29,031
Other assets	230,170	259,515
Total assets	$8,716,203	$8,311,744
Liabilities:
Deposits	$6,620,179	$6,510,246
Securities sold under agreements to repurchase	58,824	32,169
Federal funds purchased	—	30,000
Federal Home Loan Bank borrowings	1,056,938	693,681
Junior subordinated debentures	106,363	106,363
Other liabilities	129,175	135,880
Total liabilities	7,971,479	7,508,339
Redeemable Noncontrolling Interests	10,747	17,461
Shareholders’ Equity:
Preferred stock, $1.00 par value; authorized: 2,000,000 shares; Series D, 6.95% Non-Cumulative Perpetual, issued and outstanding: zero shares at June 30, 2018 and 50,000 shares at December 31, 2017; liquidation preference: $1,000 per share	—	47,753
Common stock, $1.00 par value; authorized: 170,000,000 shares; issued and outstanding: 84,478,858 shares at June 30, 2018 and 84,208,538 shares at December 31, 2017	84,479	84,208
Additional paid-in capital	613,918	607,929
Retained earnings	56,912	49,526
Accumulated other comprehensive income/ (loss)	(23,328)	(8,658)
Total Company’s shareholders’ equity	731,981	780,758
Noncontrolling interests	1,996	5,186
Total shareholders’ equity	733,977	785,944
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$8,716,203	$8,311,744
See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$64,048	$57,736	$124,977	$111,372
Taxable investment securities	1,501	1,592	3,011	3,262
Non-taxable investment securities	1,752	1,655	3,482	3,261
Mortgage-backed securities	3,049	3,495	6,227	6,999
Short-term investments and other	1,205	831	2,214	1,431
Total interest and dividend income	71,555	65,309	139,911	126,325
Interest expense:
Deposits	8,365	4,949	14,889	9,480
Federal Home Loan Bank borrowings	4,447	2,489	7,791	4,600
Junior subordinated debentures	1,008	716	1,854	1,387
Repurchase agreements and other short-term borrowings	190	10	449	71
Total interest expense	14,010	8,164	24,983	15,538
Net interest income	57,545	57,145	114,928	110,787
Provision/ (credit) for loan losses	453	(6,114)	(1,342)	(6,295)
Net interest income after provision/ (credit) for loan losses	57,092	63,259	116,270	117,082
Fees and other income:
Investment management fees	4,227	11,081	15,652	21,920
Wealth advisory fees	13,693	12,961	27,205	25,784
Wealth management and trust fees	11,169	11,161	23,320	21,987
Other banking fee income	2,745	1,964	5,018	3,658
Gain on sale of loans, net	63	59	137	197
Gain/ (loss) on sale of investments, net	7	237	(17)	256
Gain/ (loss) on OREO, net	—	—	—	(46)
Other	191	555	523	768
Total fees and other income	32,095	38,018	71,838	74,524
Operating expense:
Salaries and employee benefits	39,433	43,312	86,517	88,977
Occupancy and equipment	8,229	7,283	15,977	14,468
Professional services	2,872	3,106	6,049	6,420
Marketing and business development	2,070	1,971	3,663	3,631
Information systems	6,770	5,500	12,656	10,879
Amortization of intangibles	749	1,426	1,499	2,852
FDIC insurance	708	879	1,452	1,645
Other	3,553	4,344	7,428	7,729
Total operating expense	64,384	67,821	135,241	136,601
Income before income taxes	24,803	33,456	52,867	55,005
Income tax expense	17,399	9,963	23,425	16,516
Net income from continuing operations	7,404	23,493	29,442	38,489
Net income/ (loss) from discontinued operations	(2)	1,063	1,696	2,695
Net income before attribution to noncontrolling interests	7,402	24,556	31,138	41,184
(Continued)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Less: Net income attributable to noncontrolling interests	968	1,150	2,018	2,116
Net income attributable to the Company	$6,434	$23,406	$29,120	$39,068
Adjustments to net income attributable to the Company to arrive at net income attributable to common shareholders	$(3,524)	$(577)	$(3,547)	$(1,743)
Net income attributable to common shareholders for earnings per share calculation	$2,910	$22,829	$25,573	$37,325
Basic earnings per share attributable to common shareholders:
From continuing operations:	$0.03	$0.27	$0.29	$0.42
From discontinued operations:	$—	$0.01	$0.02	$0.03
Total attributable to common shareholders:	$0.03	$0.28	$0.31	$0.45
Weighted average basic common shares outstanding	83,509,115	82,298,493	83,304,573	82,125,795
Diluted earnings per share attributable to common shareholders:
From continuing operations:	$0.03	$0.26	$0.28	$0.41
From discontinued operations:	$—	$0.01	$0.02	$0.03
Total attributable to common shareholders:	$0.03	$0.27	$0.30	$0.44
Weighted average diluted common shares outstanding	85,413,575	84,741,680	85,221,974	84,658,309

 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net income attributable to the Company	$6,434	$23,406	$29,120	$39,068
Other comprehensive income/ (loss), net of tax:
Unrealized gain/ (loss) on securities available-for-sale	(1,953)	4,380	(14,848)	6,474
Reclassification adjustment for net realized (gain)/ loss included in net income	—	(141)	—	(152)
Net unrealized gain/ (loss) on securities available-for-sale	(1,953)	4,239	(14,848)	6,322
Unrealized gain/ (loss) on cash flow hedges	124	(246)	712	(210)
Reclassification adjustment for net realized (gain)/ loss included in net income	(187)	206	(201)	386
Net unrealized gain/ (loss) on cash flow hedges	(63)	(40)	511	176
Net unrealized gain/ (loss) on other	1	—	1	12
Other comprehensive income/ (loss), net of tax	(2,015)	4,199	(14,336)	6,510
Total comprehensive income attributable to the Company, net	$4,419	$27,605	$14,784	$45,578
 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Non- controlling Interests	Total
	(In thousands, except share data)
Balance, December 31, 2016	$47,753	$83,732	$597,454	$47,929	$(12,548)	$4,161	$768,481
Net income attributable to the Company	—	—	—	39,068	—	—	39,068
Other comprehensive income/ (loss), net	—	—	—	—	6,510	—	6,510
Dividends paid to common shareholders: $0.22 per share	—	—	—	(18,452)	—	—	(18,452)
Dividends paid to preferred shareholders	—	—	—	(1,738)	—	—	(1,738)
Net change in noncontrolling interests	—	—	—	—	—	214	214
Net proceeds from issuance of:
72,811 shares of common stock	—	73	648	—	—	—	721
87,419 incentive stock grant shares canceled or forfeited and 62,087 shares withheld for employee taxes	—	(150)	(819)	—	—	—	(969)
Exercise of warrants	—	261	1,616	—	—	—	1,877
Amortization of stock compensation and employee stock purchase plan	—	—	4,137	—	—	—	4,137
Stock options exercised	—	99	705	—	—	—	804
Other equity adjustments	—	—	(1,234)	—	—	—	(1,234)
Balance at June 30, 2017	$47,753	$84,015	$602,507	$66,807	$(6,038)	$4,375	$799,419

Balance, December 31, 2017	$47,753	$84,208	$607,929	$49,526	$(8,658)	$5,186	$785,944
Reclassification due to change in accounting principles	—	—	—	334	(334)	—	—
Net income attributable to the Company	—	—	—	29,120	—	—	29,120
Other comprehensive income/ (loss), net	—	—	—	—	(14,336)	—	(14,336)
Dividends paid to common shareholders: $0.24 per share	—	—	—	(20,330)	—	—	(20,330)
Dividends paid to preferred shareholders	—	—	—	(1,738)	—	—	(1,738)
Net change in noncontrolling interests	—	—	—	—	—	(3,190)	(3,190)
Redemption of Series D preferred stock	(47,753)	—	(2,247)	—	—	—	(50,000)
Net proceeds from issuance of:
63,434 shares of common stock	—	63	770	—	—	—	833
126,752 incentive stock grant shares canceled or forfeited and 112,565 shares withheld for employee taxes, net of 2,547 shares of incentive stock grants	—	(236)	(1,656)	—	—	—	(1,892)
Exercise of warrants	—	294	(273)	—	—	—	21
Amortization of stock compensation and employee stock purchase plan	—	—	3,399	—	—	—	3,399
Stock options exercised	—	150	1,107	—	—	—	1,257
Other equity adjustments	—	—	4,889	—	—	—	4,889
Balance at June 30, 2018	$—	$84,479	$613,918	$56,912	$(23,328)	$1,996	$733,977

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six months ended June 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income attributable to the Company	$29,120	$39,068
Adjustments to arrive at net income from continuing operations
Net income attributable to noncontrolling interests	2,018	2,116
Less: Net income from discontinued operations	(1,696)	(2,695)
Net income from continuing operations	29,442	38,489
Adjustments to reconcile net income from continuing operations to net cash provided by/ (used in) operating activities:
Depreciation and amortization	11,200	10,575
Net income attributable to noncontrolling interests	(2,018)	(2,116)
Stock compensation, net of cancellations	3,399	4,137
Provision/ (credit) for loan losses	(1,342)	(6,295)
Loans originated for sale	(24,260)	(19,814)
Proceeds from sale of loans held for sale	24,486	20,605
Deferred income tax expense/ (benefit)	8,374	1,240
Net decrease/ (increase) in other operating activities	(17,613)	(6,434)
Net cash provided by/ (used in) operating activities of continuing operations	31,668	40,387
Net cash provided by/ (used in) operating activities of discontinued operations	1,696	2,695
Net cash provided by/ (used in) operating activities	33,364	43,082
Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(32,659)	(99,647)
Sales	35,550	103,031
Maturities, redemptions, and principal payments	65,712	78,610
Investment securities held-to-maturity:
Purchases	(11,876)	(14,945)
Principal payments	7,288	8,745
(Investments)/ distributions in trusts, net	(329)	(514)
Purchase of additional Bank Owned Life Insurance (“BOLI”)	—	(50,000)
(Purchase)/ redemption of Federal Home Loan Bank and Federal Reserve Bank stock	(10,154)	(1,491)
Net increase in portfolio loans	(263,692)	(165,426)
Proceeds from recoveries of loans previously charged-off	593	3,748
Proceeds from sale of OREO	—	1,644
Capital expenditures, net of sale proceeds	(14,453)	(6,298)
Proceeds from sale of affiliate	34,120	—
Net cash provided by/ (used in) investing activities	(189,900)	(142,543)
(Continued)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six months ended June 30,
	2018	2017
Cash flows from financing activities:
Net increase/ (decrease) in deposits	109,933	296,193
Net increase/ (decrease) in securities sold under agreements to repurchase	26,655	(30,392)
Net increase/ (decrease) in federal funds purchased	(30,000)	(40,000)
Net increase/ (decrease) in short-term Federal Home Loan Bank borrowings	350,000	(90,000)
Advances of long-term Federal Home Loan Bank borrowings	91,444	46,235
Repayments of long-term Federal Home Loan Bank borrowings	(78,187)	(71,451)
Redemption of Series D preferred stock	(50,000)	—
Dividends paid to common shareholders	(20,330)	(18,452)
Dividends paid to preferred shareholders	(1,738)	(1,738)
Proceeds from warrant exercises	21	1,877
Proceeds from stock option exercises	1,257	804
Proceeds from issuance of common stock, net	(1,059)	(248)
Distributions paid to noncontrolling interests	(1,958)	(2,064)
Other equity adjustments	4,496	(828)
Net cash provided by/ (used in) financing activities	400,534	89,936
Net increase/ (decrease) in cash and cash equivalents	243,998	(9,525)
Cash and cash equivalents at beginning of year	120,541	106,557
Cash and cash equivalents at end of period	$364,539	$97,032
Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$23,742	$15,591
Cash paid for income taxes, (net of refunds received)	9,827	16,600
Change in unrealized gain/ (loss) on available-for-sale securities, net of tax	(14,848)	6,322
Change in unrealized gain/ (loss) on cash flow hedges, net of tax	511	176
Change in unrealized gain/ (loss) on other, net of tax	1	12
Non-cash transactions:
Loans transferred into other real estate owned from loan portfolio	108	—
Loans charged-off	(529)	(521)

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
The Private Banking segment is comprised of the banking operations of Boston Private Bank & Trust Company (the “Bank” or “Boston Private Bank”), a trust company chartered by The Commonwealth of Massachusetts whose deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”), and a wholly-owned subsidiary of the Company. Boston Private Bank is a member of the Federal Reserve Bank of Boston. Boston Private Bank primarily operates in three geographic markets: New England, the San Francisco Bay Area, and Southern California.
The Wealth Management and Trust segment is comprised of the operations of Boston Private Wealth LLC (“Boston Private Wealth”), a wholly-owned subsidiary of Boston Private Bank, and the trust operations of Boston Private Bank. The segment offers investment management, wealth management, retirement plan advisory, family office, financial planning, and trust services to individuals, families, and institutions. The Wealth Management and Trust segment operates in New England; Southeast Florida; Naples, Florida; California; and Madison, Wisconsin.
The Investment Management segment had two consolidated affiliates, Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”) and Anchor Capital Advisors, LLC (“Anchor”) (together, the “Investment Managers”) included in its results for the first quarter of 2018. The assets and liabilities of Anchor were classified as held for sale as of March 31, 2018 and December 31, 2017. Assets held for sale were $58.8 million at December 31, 2017, and liabilities held for sale were $3.2 million at December 31, 2017. In December 2017, the Company entered into an agreement to sell its entire ownership interest in Anchor in a transaction that would result in Anchor being majority-owned by members of its management team. The transaction closed in April 2018. The Investment Management segment results for the second quarter of 2018 include results from DGHM for the full quarter and results from Anchor for the portion of April before the transaction was closed.
The Wealth Advisory segment has two consolidated affiliates, consisting of KLS Professional Advisors Group, LLC (“KLS”) and Bingham, Osborn & Scarborough, LLC (“BOS”) (together, the “Wealth Advisors” and, together with the Wealth Management and Trust, and Investment Management segments, the “Wealth and Investment businesses”).
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

•
ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). This amendment requires an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. As a result of the retrospective adoption of this ASU, $181 thousand and $341 thousand for the three and six months ended June 30, 2017, respectively, has been reclassified from salaries and employee benefits expense to other expense within the Company’s consolidated statement of operations. For the three and six months ended June 30, 2018, $145 thousand and $280 thousand, respectively, is presented within other expense that would have been presented within salaries and employee benefits prior to adoption of ASU 2017-07.

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

•
ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This amendment requires equity investments to be measured at fair value with changes in fair value, net of tax, recognized in net income. As a result of implementing this standard, the Company reclassified $339 thousand in unrealized gains on available-for-sale equity investments, net of tax, from accumulated other comprehensive income to retained earnings as of January 1, 2018. Additionally, this amendment requires that entities use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. As a result of implementing this standard, the Company’s updated process includes identifying a fair value for loans using the exit price notion. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 5: Fair Value Measurements” for further details.

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

2.    Earnings Per Share
The treasury stock method of calculating earnings per share (“EPS”) is presented below for the three and six months ended June 30, 2018 and 2017. The following tables present the computations of basic and diluted EPS:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands, except share and per share data)
Basic earnings per share - Numerator:
Net income from continuing operations	$7,404	$23,493	$29,442	$38,489
Less: Net income attributable to noncontrolling interests	968	1,150	2,018	2,116
Net income from continuing operations attributable to the Company	6,436	22,343	27,424	36,373
Decrease/ (increase) in noncontrolling interests’ redemption values (1)	(408)	292	438	(5)
Dividends on preferred stock (2)	(3,116)	(869)	(3,985)	(1,738)
Total adjustments to income attributable to common shareholders	(3,524)	(577)	(3,547)	(1,743)
Net income from continuing operations attributable to common shareholders, treasury stock method	2,912	21,766	23,877	34,630
Net income/ (loss) from discontinued operations	(2)	1,063	1,696	2,695
Net income attributable to common shareholders, treasury stock method	$2,910	$22,829	$25,573	$37,325

Basic earnings per share - Denominator:
Weighted average basic common shares outstanding	83,509,115	82,298,493	83,304,573	82,125,795
Per share data - Basic earnings per share from:
Continuing operations	$0.03	$0.27	$0.29	$0.42
Discontinued operations	$—	$0.01	$0.02	$0.03
Total attributable to common shareholders	$0.03	$0.28	$0.31	$0.45

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands, except share and per share data)
Diluted earnings per share - Numerator:
Net income from continuing operations attributable to common shareholders, after assumed dilution	$2,912	$21,766	$23,877	$34,630
Net income/ (loss) from discontinued operations	(2)	1,063	1,696	2,695
Net income attributable to common shareholders, after assumed dilution	$2,910	$22,829	$25,573	$37,325
Diluted earnings per share - Denominator:
Weighted average basic common shares outstanding	83,509,115	82,298,493	83,304,573	82,125,795
Dilutive effect of:
Stock options, performance-based and time-based restricted stock, and performance-based and time-based restricted stock units, and other dilutive securities (3)	1,076,049	1,338,939	1,112,938	1,394,605
Warrants to purchase common stock (3)	828,411	1,104,248	804,463	1,137,909
Dilutive common shares	1,904,460	2,443,187	1,917,401	2,532,514
Weighted average diluted common shares outstanding (3)	85,413,575	84,741,680	85,221,974	84,658,309
Per share data - Diluted earnings per share from:
Continuing operations	$0.03	$0.26	$0.28	$0.41
Discontinued operations	$—	$0.01	$0.02	$0.03
Total attributable to common shareholders	$0.03	$0.27	$0.30	$0.44
Dividends per share declared and paid on common stock	$0.12	$0.11	$0.24	$0.22
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

(2)
Consideration paid in excess of carrying value for the redemption of the 6.95% Non-Cumulative Perpetual Preferred Stock, Series D (“the Series D preferred stock”) of $2.2 million is considered a deemed dividend and, for purposes of calculating EPS, reduces net income attributable to common shareholders for the three and six month ended June 30, 2018.

(3)
The diluted EPS computations for the three and six months ended June 30, 2018 and 2017 do not assume the conversion, exercise, or contingent issuance of the following shares for the following periods because the result would have been anti-dilutive for the periods indicated. As a result of the anti-dilution, the potential common shares excluded from the diluted EPS computation are as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Shares excluded due to exercise price exceeding the average market price of common shares during the period (total outstanding):	(In thousands)
Potential common shares from:
Stock options	16	54	136	87
Total shares excluded due to exercise price exceeding the average market price of common shares during the period	16	54	136	87

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
Reconciliation of Reportable Segment Items
The following tables present a reconciliation of the revenues, profits, assets, and other significant items of reportable segments as of and for the three and six months ended June 30, 2018 and 2017. Interest expense on junior subordinated debentures is reported at the Holding Company.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Private Banking	(In thousands)
Net interest income	$58,447	$57,783	$116,578	$112,039
Fees and other income	2,825	2,634	5,300	4,462
Total revenues	61,272	60,417	121,878	116,501
Provision/ (credit) for loan losses	453	(6,114)	(1,342)	(6,295)
Operating expense	39,670	36,904	79,297	71,962
Income before income taxes	21,149	29,627	43,923	50,834
Income tax expense	3,981	9,209	8,594	15,478
Net income from continuing operations	17,168	20,418	35,329	35,356
Net income attributable to the Company	$17,168	$20,418	$35,329	$35,356

Assets	$8,637,774	$7,951,911	$8,637,774	$7,951,911
Depreciation	$2,031	$1,343	$3,615	$2,714

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Wealth Management and Trust	(In thousands)
Fees and other income	$11,293	$11,274	$23,567	$22,195
Operating expense	11,058	11,937	21,752	25,810
Income/ (loss) before income taxes	235	(663)	1,815	(3,615)
Income tax expense/ (benefit)	34	(239)	509	(1,405)
Net income/ (loss) from continuing operations	201	(424)	1,306	(2,210)
Net income/ (loss) attributable to the Company	$201	$(424)	$1,306	$(2,210)

Assets	$73,202	$74,842	$73,202	$74,842
Amortization of intangibles	$701	$727	$1,402	$1,454
Depreciation	$334	$341	$655	$678

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Investment Management (1)	(In thousands)
Net interest income	$2	$4	$6	$8
Fees and other income	4,234	11,091	15,642	21,950
Total revenues	4,236	11,095	15,648	21,958
Operating expense	3,120	8,346	11,645	16,700
Income before income taxes	1,116	2,749	4,003	5,258
Income tax expense	249	894	920	1,738
Net income from continuing operations	867	1,855	3,083	3,520
Noncontrolling interests	202	512	690	974
Net income attributable to the Company	$665	$1,343	$2,393	$2,546

Assets	$7,189	$91,915	$7,189	$91,915
Amortization of intangibles	$—	$651	$—	$1,301
Depreciation	$32	$61	$66	$127

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Wealth Advisory	(In thousands)
Net interest income	$77	$29	$125	$46
Fees and other income	13,717	12,980	27,256	25,823
Total revenues	13,794	13,009	27,381	25,869
Operating expense	9,227	8,943	19,763	18,386
Income before income taxes	4,567	4,066	7,618	7,483
Income tax expense	1,214	1,511	2,000	2,798
Net income from continuing operations	3,353	2,555	5,618	4,685
Noncontrolling interests	766	638	1,328	1,142
Net income attributable to the Company	$2,587	$1,917	$4,290	$3,543

Assets	$76,175	$75,247	$76,175	$75,247
Amortization of intangibles	$48	$48	$97	$97
Depreciation	$164	$235	$327	$461

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Holding Company and Eliminations	(In thousands)
Net interest income	$(981)	$(671)	$(1,781)	$(1,306)
Fees and other income	26	39	73	94
Total revenues	(955)	(632)	(1,708)	(1,212)
Operating expense	1,309	1,691	2,784	3,743
Income/ (loss) before income taxes	(2,264)	(2,323)	(4,492)	(4,955)
Income tax expense/ (benefit) (2)	11,921	(1,412)	11,402	(2,093)
Net income/ (loss) from continuing operations	(14,185)	(911)	(15,894)	(2,862)
Discontinued operations	(2)	1,063	1,696	2,695
Net income/ (loss) attributable to the Company	$(14,187)	$152	$(14,198)	$(167)

Assets (including eliminations)	$(78,137)	$(86,269)	$(78,137)	$(86,269)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Total Company	(In thousands)
Net interest income	$57,545	$57,145	$114,928	$110,787
Fees and other income	32,095	38,018	71,838	74,524
Total revenues	89,640	95,163	186,766	185,311
Provision/ (credit) for loan losses	453	(6,114)	(1,342)	(6,295)
Operating expense	64,384	67,821	135,241	136,601
Income before income taxes	24,803	33,456	52,867	55,005
Income tax expense	17,399	9,963	23,425	16,516
Net income from continuing operations	7,404	23,493	29,442	38,489
Noncontrolling interests	968	1,150	2,018	2,116
Discontinued operations	(2)	1,063	1,696	2,695
Net income attributable to the Company	$6,434	$23,406	$29,120	$39,068

Assets	$8,716,203	$8,107,646	$8,716,203	$8,107,646
Amortization of intangibles	$749	$1,426	$1,499	$2,852
Depreciation	$2,561	$1,980	$4,663	$3,980
_____________________

(1)
Results for the Investment Management segment for the three and six months ended June 30, 2017 include results for DGHM and Anchor. Results for the Investment Management segment for the three and six months ended June 30, 2018 include results for DGHM and results for Anchor through its sale date in April 2018. Assets for the Investment Management Segment at June 30, 2017 include assets of DGHM and Anchor. Assets for the Investment Management segment at June 30, 2018 include assets of DGHM.

(2)	Income tax expense/ (benefit) for the three and six months ended June 30, 2018 include $12.7 million in additional expense related to the sale of Anchor in April 2018.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

4.    Investments
The following tables present a summary of investment securities:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
At June 30, 2018
Available-for-sale securities at fair value:
U.S. government and agencies	$35,061	$—	$(1,361)	$33,700
Government-sponsored entities	275,881	—	(6,277)	269,604
Municipal bonds	297,257	1,722	(3,790)	295,189
Mortgage-backed securities (1)	493,644	260	(23,372)	470,532
Other	7,942	—	—	7,942
Total	$1,109,785	$1,982	$(34,800)	$1,076,967

Held-to-maturity securities at amortized cost:
U.S. government and agencies	$11,902	$2	$—	$11,904
Mortgage-backed securities (1)	67,053	—	(2,210)	64,843
Total	$78,955	$2	$(2,210)	$76,747

At December 31, 2017
Available-for-sale securities at fair value:
U.S. government and agencies	$35,132	$—	$(833)	$34,299
Government-sponsored entities	305,101	22	(2,622)	302,501
Municipal bonds	299,647	4,559	(1,148)	303,058
Mortgage-backed securities (1)	521,753	491	(12,568)	509,676
Other	20,794	—	—	20,794
Total	$1,182,427	$5,072	$(17,171)	$1,170,328

Held-to-maturity securities at amortized cost:
Mortgage-backed securities (1)	$74,576	$—	$(795)	$73,781
Total	$74,576	$—	$(795)	$73,781
_____________________

(1)	All mortgage-backed securities are guaranteed by the U.S. government, U.S. government agencies, or government-sponsored entities.
The following table presents the maturities of available-for-sale investment securities, based on contractual maturity, as of June 30, 2018. Certain securities are callable before their final maturity. Additionally, certain securities (such as mortgage-backed securities) are shown within the table below based on their final (contractual) maturity, but due to prepayments and amortization are expected to have shorter lives.

	Available-for-sale Securities
	Amortized cost	Fair value
	(In thousands)
Within one year	$75,733	$75,473
After one, but within five years	313,162	306,903
After five, but within ten years	312,887	298,202
Greater than ten years	408,003	396,389
Total	$1,109,785	$1,076,967

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the maturities of held-to-maturity investment securities, based on contractual maturity, as of June 30, 2018.

	Held-to-maturity Securities
	Amortized cost	Fair value
	(In thousands)
Within one year	$11,902	$11,904
After one, but within five years	—	—
After five, but within ten years	33,063	32,020
Greater than ten years	33,990	32,823
Total	$78,955	$76,747
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

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Proceeds from sales and calls	$19,673	$70,314	$35,550	$103,031
Realized gains	—	255	7	274
Realized losses	—	(18)	(1)	(18)
Change in unrealized gain/ (loss) on equity securities reflected in the consolidated statement of operations	7	n/a	(23)	n/a
The following tables present information regarding securities at June 30, 2018 and December 31, 2017 having temporary impairment, due to the fair values having declined below the amortized cost of the individual securities, and the time period that the investments have been temporarily impaired.

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	# of securities
	(In thousands, except number of securities)
June 30, 2018
Available-for-sale securities
U.S. government and agencies	$9,861	$(114)	$23,839	$(1,247)	$33,700	$(1,361)	6
Government-sponsored entities	212,331	(4,038)	57,273	(2,239)	269,604	(6,277)	40
Municipal bonds	132,307	(1,526)	49,256	(2,264)	181,563	(3,790)	95
Mortgage-backed securities (1)	98,941	(3,400)	358,348	(19,972)	457,289	(23,372)	112
Total	$453,440	$(9,078)	$488,716	$(25,722)	$942,156	$(34,800)	253

Held-to-maturity securities
Mortgage-backed securities (1)	$48,598	$(1,643)	$16,245	$(567)	$64,843	$(2,210)	16
Total	$48,598	$(1,643)	$16,245	$(567)	$64,843	$(2,210)	16

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	# of securities
	(In thousands, except number of securities)
December 31, 2017
Available-for-sale securities
U.S. government and agencies	$14,902	$(79)	$19,397	$(754)	$34,299	$(833)	6
Government-sponsored entities	220,275	(1,350)	38,273	(1,272)	258,548	(2,622)	36
Municipal bonds	46,112	(131)	50,842	(1,017)	96,954	(1,148)	63
Mortgage-backed securities (1)	97,117	(903)	386,785	(11,665)	483,902	(12,568)	103
Total	$378,406	$(2,463)	$495,297	$(14,708)	$873,703	$(17,171)	208

Held-to-maturity securities
Mortgage-backed securities (1)	$59,218	$(534)	$14,563	$(261)	$73,781	$(795)	16
Total	$59,218	$(534)	$14,563	$(261)	$73,781	$(795)	16
_____________________

(1)	All mortgage-backed securities are guaranteed by the U.S. government, U.S. government agencies, or government-sponsored entities.
As of June 30, 2018, the U.S. government and agencies securities, government-sponsored entities securities and mortgage-backed securities in the first table above had current Standard and Poor’s credit ratings of AAA. The municipal bonds in the first table above had a current Standard and Poor’s credit rating of at least AA-. At June 30, 2018, the Company does not consider these investments other-than-temporarily impaired because the decline in fair value on investments is primarily attributed to changes in interest rates and not credit quality.
At June 30, 2018 and December 31, 2017, the amount of investment securities in an unrealized loss position greater than 12 months, as well as in total, was primarily due to changes in interest rates and not credit quality. As of June 30, 2018, the Company had no intent to sell any securities in an unrealized loss position and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized loss amounts.
Cost method investments, which are included in other assets, can be temporarily impaired when the fair values decline below the amortized costs of the individual investments. There were no cost method investments with unrealized losses as of June 30, 2018 or December 31, 2017. The Company’s cost method investments primarily include low income housing partnerships which generate tax credits. The Company also holds partnership interests in venture capital funds formed to provide financing to small businesses and to promote community development. The Company had $46.0 million and $39.4 million in cost method investments included in other assets as of June 30, 2018 and December 31, 2017, respectively.

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of June 30, 2018	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available-for-sale securities:
U.S. government and agencies	$33,700	$33,570	$130	$—
Government-sponsored entities	269,604	—	269,604	—
Municipal bonds	295,189	—	295,189	—
Mortgage-backed securities	470,532	—	470,532	—
Other	7,942	7,942	—	—
Total available-for-sale securities	1,076,967	41,512	1,035,455	—
Derivatives - interest rate customer swaps	26,865	—	26,865	—
Derivatives - interest rate swaps	1,197	—	1,197	—
Derivatives - risk participation agreement	24	—	24	—
Derivatives - customer foreign exchange forwards	1	—	1	—
Trading securities held in a “rabbi trust”	7,392	7,392	—	—

Liabilities:
Derivatives - interest rate customer swaps	$27,290	$—	$27,290	$—
Derivatives - risk participation agreement	113	—	113	—
Derivatives - customer foreign exchange forwards	1	—	1	—
Deferred compensation “rabbi trust”	7,392	7,392	—	—

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

		Fair value measurements at reporting date using:
	As of December 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available-for-sale securities:
U.S. government and agencies	$34,299	$34,096	$203	$—
Government-sponsored entities	302,501	—	302,501	—
Municipal bonds	303,058	—	303,058	—
Mortgage-backed securities	509,676	—	509,676	—
Other	20,794	20,794	—	—
Total available-for-sale securities	1,170,328	54,890	1,115,438	—
Derivatives - interest rate customer swaps	18,575	—	18,575	—
Derivatives - interest rate swaps	555	—	555	—
Derivatives - risk participation agreements	1	—	1	—
Derivatives - customer foreign exchange forwards	2	—	2	—
Trading securities held in a rabbi trust	7,062	7,062	—	—

Liabilities:
Derivatives - interest rate customer swaps	$18,953	$—	$18,953	$—
Derivatives - interest rate swaps	80	—	80	—
Derivatives - risk participation agreements	108	—	108	—
Derivatives - customer foreign exchange forwards	2	—	2	—
Deferred compensation rabbi trust	7,062	7,062	—	—
As of June 30, 2018 and December 31, 2017, available-for-sale securities consisted of U.S. government and agencies securities, government-sponsored entities securities, municipal bonds, mortgage-backed securities, and other available-for-sale securities. Available-for-sale Level 1 securities are valued with prices quoted in active markets and include U.S. Treasury securities (which are categorized as U.S. government and agencies securities) and equities (which are categorized as other available-for-sale securities). Available-for-sale Level 2 securities generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets and include government-sponsored entities securities, municipal bonds, mortgage-backed securities, and certain investments in SBA loans (which are categorized as U.S. government and agencies securities). No investments held as of June 30, 2018 or December 31, 2017 were categorized as Level 3. There were no changes in the valuation techniques used for measuring the fair value of available-for-sale securities in the six months ended June 30, 2018.
In managing its interest rate and credit risk, the Company utilizes derivative instruments including interest rate customer swaps, interest rate swaps, and risk participation agreements. As a service to its customers, the Company may utilize derivative instruments including customer foreign exchange forward contracts to manage its foreign exchange risk, if any. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities, and therefore, they have been categorized as a Level 2 measurement as of June 30, 2018 and December 31, 2017. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 8: Derivatives and Hedging Activities” for further details.
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The Company has determined that the majority of inputs used to value its derivatives fall within Level 2 of the fair value hierarchy. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy as of June 30, 2018 and December 31, 2017.
Trading securities held in a rabbi trust consist of publicly traded mutual fund investments that are valued at prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement as of June 30, 2018 and December 31, 2017.
The Company accounts for its investments held in the rabbi trust in accordance with ASC 320, Investments - Debt and Equity Securities. The investments held in the rabbi trust are classified as trading securities. The assets of the rabbi trust are carried at their fair value within Other assets on the consolidated balance sheet. Changes in the fair value of the securities are recorded as an increase or decrease in Other income each quarter. The deferred compensation accrual reflects the market value of the securities and is included within Other liabilities on the consolidated balance sheet. Changes in the fair value of the accrual are recorded as an increase or decrease in Other expense each quarter.
There were no transfers between levels for assets or liabilities recorded at fair value on a recurring basis during the three and six months ended June 30, 2018 and 2017.
There were no Level 3 assets valued on a recurring basis at June 30, 2018 or December 31, 2017.
The following tables present the Company’s assets and liabilities measured at fair value on a non-recurring basis during the periods ended June 30, 2018 and 2017, respectively, aggregated by the level in the fair value hierarchy within which those measurements fall.

	As of June 30, 2018	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended June 30, 2018	Six months ended June 30, 2018
	(In thousands)
Assets:
Impaired loans (1)	$3,051	$—	$—	$3,051	$(711)	$(927)
_____________________

(1)	Collateral-dependent impaired loans held at June 30, 2018 that had write-downs in fair value or whose specific reserve changed during the first six months of 2018.

	As of June 30, 2017	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended June 30, 2017	Six months ended June 30, 2017
	(In thousands)
Assets:
Impaired loans (1)	$1,040	$—	$—	$1,040	$(221)	$(219)
_____________________

(1)	Collateral-dependent impaired loans held at June 30, 2017 that had write-downs in fair value or whose specific reserve changed during the first six months of 2017.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	As of June 30, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$3,051	Appraisals of Collateral	Discount for costs to sell	0% - 24%	9%
			Appraisal adjustments	0% - 20%	7%

	As of June 30, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$1,040	Appraisals of Collateral	Discount for costs to sell	0% - 7%	6%
			Appraisal adjustments	0% - 20%	16%
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
The following tables present the carrying values and fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis:

	As of June 30, 2018
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$364,539	$364,539	$364,539	$—	$—
Investment securities held-to-maturity	78,955	76,747	11,904	64,843	—
Loans held for sale	4,622	4,691	—	4,691	—
Loans, net	6,693,659	6,680,524	—	—	6,680,524
Other financial assets	104,264	104,264	—	104,264	—
FINANCIAL LIABILITIES:
Deposits	6,620,179	6,617,149	—	6,617,149	—
Securities sold under agreements to repurchase	58,824	58,824	—	58,824	—
Federal Home Loan Bank borrowings	1,056,938	1,053,066	—	1,053,066	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	3,465	3,465	—	3,465	—

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of December 31, 2017
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$120,541	$120,541	$120,541	$—	$—
Investment securities held-to-maturity	74,576	73,781	—	73,781	—
Loans held for sale	4,697	4,737	—	4,737	—
Loans, net	6,430,286	6,388,297	—	—	6,388,297
Other financial assets	93,449	93,449	—	93,449	—
FINANCIAL LIABILITIES:
Deposits	6,510,246	6,509,197	—	6,509,197	—
Securities sold under agreements to repurchase	32,169	32,169	—	32,169	—
Federal funds purchased	30,000	30,000	—	30,000	—
Federal Home Loan Bank borrowings	693,681	692,402	—	692,402	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	2,224	2,224	—	2,224	—
The estimated fair values have been determined by using available quoted market information or other appropriate valuation methodologies. The aggregate fair value amounts presented above do not represent the underlying value of the financial assets and liabilities of the Company taken as a whole as they do not reflect any premium or discount the Company might recognize if the assets were sold or the liabilities sold, settled, or redeemed. An excess of fair value over book value on financial assets represents a premium, or gain, the Company might recognize if the assets were sold, while an excess of book value over fair value on financial liabilities represents a premium, or gain, the Company might recognize if the liabilities were sold, settled, or redeemed prior to maturity. Conversely, losses would be recognized if assets were sold where the book value exceeded the fair value or liabilities were sold where the fair value exceeded the book value.
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
Held-to-maturity investment securities
Held-to-maturity securities currently include mortgage-backed securities and U.S. Treasury securities. The U.S Treasury securities as of June 30, 2018 are valued with prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement. There were no U.S. Treasury securities held-to-maturity as of December 31, 2017. The mortgage-backed securities are fixed income instruments that are not quoted on an exchange, but may be traded in active markets. The fair value of these securities is based on quoted market prices obtained from external pricing services. The principal market for our securities portfolio is the secondary institutional market, with an exit price that is predominantly reflective of bid level pricing in that market. Accordingly, held-to-maturity mortgage-backed securities are included in the Level 2 fair value category.

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
Loans, net
Fair value estimates are based on loans with similar financial characteristics. Following the adoption of ASU 2016-01 in 2018, the Company updated its process for estimating the fair value of loans, net of allowance for loan losses. The updated process estimates the fair value of loans using the exit price notion, which includes identifying an exit price using current market information for origination rates and making certain adjustments to incorporate credit risk, transaction costs and other adjustments utilizing publicly available rates and indicies. Net loans are included in the Level 3 fair value category based upon the inputs and valuation techniques used. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 1: Basis of Presentation and Summary of Significant Accounting Policies” for additional information on ASU 2016-01.
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
Federal funds purchased
The carrying amounts of federal funds purchased, if any, approximate fair value due to their short-term nature and therefore these funds have been classified as Level 2.
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
The following table presents a summary of the loan portfolio based on the portfolio segment as of the dates indicated:

	June 30, 2018	December 31, 2017
	(In thousands)
Commercial and industrial	$583,193	$520,992
Commercial tax-exempt	438,882	418,698
Total commercial and industrial	1,022,075	939,690
Commercial real estate	2,504,521	2,440,220
Construction and land	172,024	164,990
Residential	2,808,206	2,682,533
Home equity	91,801	99,958
Consumer and other	168,496	177,637
Total	$6,767,123	$6,505,028
The following table presents nonaccrual loans receivable by class of receivable as of the dates indicated:

	June 30, 2018	December 31, 2017
	(In thousands)
Commercial and industrial	$1,412	$748
Commercial tax-exempt	—	—
Total commercial and industrial	1,412	748
Commercial real estate	1,838	1,985
Construction and land	—	110
Residential	9,610	8,470
Home equity	2,789	2,840
Consumer and other	2	142
Total	$15,651	$14,295
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, although infrequent, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans 90 days or more past due, but still accruing as of both June 30, 2018 and December 31, 2017. The Bank’s policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six consecutive months). For troubled debt restructured loans (“TDRs”), a return to accrual status generally requires timely payments for a period of six months in accordance with the restructured loan terms, along with meeting other criteria.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables show the payment status of loans receivable by class of receivable as of the dates indicated:

	June 30, 2018
	Accruing Past Due			Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Total Accruing Past Due	Current	30-89 Days Past Due	90 Days or Greater Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$521	$—	$521	$367	$203	$842	$1,412	$581,260	$583,193
Commercial tax-exempt	—	—	—	—	—	—	—	438,882	438,882
Commercial real estate	—	—	—	—	—	1,838	1,838	2,502,683	2,504,521
Construction and land	—	—	—	—	—	—	—	172,024	172,024
Residential	—	3,641	3,641	2,603	800	6,207	9,610	2,794,955	2,808,206
Home equity	473	339	812	—	65	2,724	2,789	88,200	91,801
Consumer and other	—	3	3	—	—	2	2	168,491	168,496
Total	$994	$3,983	$4,977	$2,970	$1,068	$11,613	$15,651	$6,746,495	$6,767,123

	December 31, 2017
	Accruing Past Due			Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Total Accruing Past Due	Current	30-89 Days Past Due	90 Days or Greater Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$10,903	$849	$11,752	$355	$—	$393	$748	$508,492	$520,992
Commercial tax-exempt	—	—	—	—	—	—	—	418,698	418,698
Commercial real estate	4,043	—	4,043	163	—	1,822	1,985	2,434,192	2,440,220
Construction and land	—	—	—	—	—	110	110	164,880	164,990
Residential	7,239	1,635	8,874	805	3,172	4,493	8,470	2,665,189	2,682,533
Home equity	355	—	355	—	71	2,769	2,840	96,763	99,958
Consumer and other	24	—	24	17	125	—	142	177,471	177,637
Total	$22,564	$2,484	$25,048	$1,340	$3,368	$9,587	$14,295	$6,465,685	$6,505,028
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
The following tables present the loan portfolio’s credit risk profile by internally assigned grade and class of receivable as of the dates indicated:

	June 30, 2018
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Classified (1)	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$567,334	$6,845	$7,602	$1,412	$583,193
Commercial tax-exempt	438,882	—	—	—	438,882
Commercial real estate	2,426,821	46,603	29,259	1,838	2,504,521
Construction and land	164,760	—	7,264	—	172,024
Residential	2,797,270	—	1,326	9,610	2,808,206
Home equity	89,012	—	—	2,789	91,801
Consumer and other	168,492	—	2	2	168,496
Total	$6,652,571	$53,448	$45,453	$15,651	$6,767,123

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2017
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Classified (1)	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$496,395	$12,898	$10,951	$748	$520,992
Commercial tax-exempt	413,139	5,559	—	—	418,698
Commercial real estate	2,346,833	56,947	34,455	1,985	2,440,220
Construction and land	146,514	11,770	6,596	110	164,990
Residential	2,672,714	—	1,349	8,470	2,682,533
Home equity	97,118	—	—	2,840	99,958
Consumer and other	177,494	—	1	142	177,637
Total	$6,350,207	$87,174	$53,352	$14,295	$6,505,028
______________________

(1)	Accruing Classified includes both Substandard and Doubtful classifications.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present, by class of receivable, the balance of impaired loans with and without a related allowance, the associated allowance for those impaired loans with a related allowance, and the total unpaid principal on impaired loans:

	As of and for the three and six months ended June 30, 2018
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	QTD Average Recorded Investment	YTD Average Recorded Investment	QTD Interest Income Recognized while Impaired	YTD Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$2,015	$2,954	n/a	$2,048	$1,835	$14	$22
Commercial tax-exempt	—	—	n/a	—	—	—	—
Commercial real estate	2,932	4,695	n/a	2,939	2,460	25	50
Construction and land	—	—	n/a	82	94	16	16
Residential	10,455	10,815	n/a	10,587	10,009	87	189
Home equity	—	—	n/a	1,311	1,509	15	24
Consumer and other	—	—	n/a	—	—	—	—
Subtotal	15,402	18,464	n/a	16,967	15,907	157	301
With an allowance recorded:
Commercial and industrial	303	403	$134	76	147	—	2
Commercial tax-exempt	—	—	—	—	—	—	—
Commercial real estate	5,426	5,855	187	5,467	6,055	72	228
Construction and land	—	—	—	—	—	—	—
Residential	816	816	82	818	821	6	12
Home equity	1,769	1,769	597	469	284	—	—
Consumer and other	—	—	—	—	18	—	3
Subtotal	8,314	8,843	1,000	6,830	7,325	78	245
Total:
Commercial and industrial	2,318	3,357	134	2,124	1,982	14	24
Commercial tax-exempt	—	—	—	—	—	—	—
Commercial real estate	8,358	10,550	187	8,406	8,515	97	278
Construction and land	—	—	—	82	94	16	16
Residential	11,271	11,631	82	11,405	10,830	93	201
Home equity	1,769	1,769	597	1,780	1,793	15	24
Consumer and other	—	—	—	—	18	—	3
Total	$23,716	$27,307	$1,000	$23,797	$23,232	$235	$546
_____________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, if applicable, which was applied to principal.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three and six months ended June 30, 2017
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	QTD Average Recorded Investment	YTD Average Recorded Investment	QTD Interest Income Recognized while Impaired	YTD Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$1,771	$2,377	n/a	$1,667	$1,703	$12	$25
Commercial tax-exempt	—	—	n/a	1,084	1,859	80	80
Commercial real estate	2,879	6,429	n/a	3,358	3,824	724	970
Construction and land	232	568	n/a	190	181	—	—
Residential	9,600	9,971	n/a	9,561	8,958	78	179
Home equity	—	—	n/a	—	—	—	—
Consumer and other	—	—	n/a	—	—	—	—
Subtotal	14,482	19,345	n/a	15,860	16,525	894	1,254
With an allowance recorded:
Commercial and industrial	—	—	$—	—	—	—	—
Commercial tax-exempt	—	—	—	—	—	—	—
Commercial real estate	6,996	7,425	453	7,011	7,042	96	171
Construction and land	—	—	—	—	—	—	—
Residential	2,503	2,503	507	2,613	3,312	23	62
Home equity	36	36	21	37	37	—	—
Consumer and other	—	—	—	—	—	—	—
Subtotal	9,535	9,964	981	9,661	10,391	119	233
Total:
Commercial and industrial	1,771	2,377	—	1,667	1,703	12	25
Commercial tax-exempt	—	—	—	1,084	1,859	80	80
Commercial real estate	9,875	13,854	453	10,369	10,866	820	1,141
Construction and land	232	568	—	190	181	—	—
Residential	12,103	12,474	507	12,174	12,270	101	241
Home equity	36	36	21	37	37	—	—
Consumer and other	—	—	—	—	—	—	—
Total	$24,017	$29,309	$981	$25,521	$26,916	$1,013	$1,487
_____________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, if applicable, which was applied to principal.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the year ended December 31, 2017
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$1,434	$2,238	n/a	$1,594	$50
Commercial tax-exempt	—	—	n/a	1,001	80
Commercial real estate	1,832	3,453	n/a	3,098	1,546
Construction and land	109	109	n/a	172	—
Residential	9,337	9,709	n/a	9,033	360
Home equity	1,779	1,779	n/a	413	—
Consumer and other	—	—	n/a	—	—
Subtotal	14,491	17,288	n/a	15,311	2,036
With an allowance recorded:
Commercial and industrial	242	242	$58	156	4
Commercial tax-exempt	—	—	—	—	—
Commercial real estate	6,855	7,284	362	6,980	322
Construction and land	—	—	—	—	—
Residential	828	828	89	2,469	89
Home equity	36	36	20	36	1
Consumer and other	125	250	125	10	—
Subtotal	8,086	8,640	654	9,651	416
Total:
Commercial and industrial	1,676	2,480	58	1,750	54
Commercial tax-exempt	—	—	—	1,001	80
Commercial real estate	8,687	10,737	362	10,078	1,868
Construction and land	109	109	—	172	—
Residential	10,165	10,537	89	11,502	449
Home equity	1,815	1,815	20	449	1
Consumer and other	125	250	125	10	—
Total	$22,577	$25,928	$654	$24,962	$2,452
_____________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, if applicable, which was applied to principal.
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
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

forgiveness. As of June 30, 2018 and December 31, 2017, TDRs totaled $12.9 million and $13.6 million, respectively. As of June 30, 2018, $10.7 million of the $12.9 million in TDRs were on accrual status. As of December 31, 2017, $11.1 million of the $13.6 million in TDRs were on accrual status.
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

As of and for the three and six months ended June 30, 2018
	Restructured Current Quarter			TDRs that defaulted in the Current Quarter that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
(Dollars in thousands)
Commercial and industrial (1)	1	$100	$100	—	$—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Residential	—	—	—	—	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	1	$100	$100	—	$—
______________________
(1)    Represents the following type of concession: extension of term.
There were no TDR loans that were restructured or defaulted during the three and six months ended June 30, 2017.
Loan participations serviced for others and loans serviced for others are not included in the Company’s total loans. The following table presents a summary of the loan participations serviced for others and loans serviced for others based on class of receivable as of the dates indicated:

	June 30, 2018	December 31, 2017
	(In thousands)
Commercial and industrial	$8,313	$8,484
Commercial tax-exempt	19,464	19,805
Commercial real estate	49,200	49,783
Construction and land	32,229	37,840
Total loan participations serviced for others	$109,206	$115,912

Residential	$38,217	$41,440
Total loans serviced for others	$38,217	$41,440
Total loans include deferred loan origination (fees)/ costs, net, of $7.8 million and $6.9 million as of June 30, 2018 and December 31, 2017, respectively.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

7.    Allowance for Loan Losses
The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $73.5 million and $74.7 million at June 30, 2018 and December 31, 2017, respectively.
The following tables present a summary of the changes in the allowance for loan losses for the periods indicated:

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Allowance for loan losses, beginning of period:
Commercial and industrial	$11,443	$12,291	$11,735	$12,751
Commercial real estate	46,116	51,164	46,820	50,412
Construction and land	4,533	3,197	4,949	3,039
Residential	9,896	10,090	9,773	10,449
Home equity	784	987	835	1,035
Consumer and other	126	302	630	391
Total allowance for loan losses, beginning of period	72,898	78,031	74,742	78,077
Loans charged-off:
Commercial and industrial	(125)	(218)	(339)	(218)
Commercial real estate	—	—	(135)	—
Construction and land	—	—	—	—
Residential	—	—	(16)	(58)
Home equity	—	—	—	—
Consumer and other	(15)	(245)	(39)	(245)
Total charge-offs	(140)	(463)	(529)	(521)

Recoveries on loans previously charged-off:
Commercial and industrial	152	67	234	154
Commercial real estate	50	3,479	175	3,529
Construction and land	—	—	—	—
Residential	27	—	27	47
Home equity	—	—	1	—
Consumer and other	24	9	156	18
Total recoveries	253	3,555	593	3,748
Provision/ (credit) for loan losses:
Commercial and industrial	911	(468)	751	(1,015)
Commercial real estate	(983)	(6,507)	(1,677)	(5,805)
Construction and land	80	388	(336)	546
Residential	(119)	192	20	(156)
Home equity	552	(58)	500	(106)
Consumer and other	12	339	(600)	241
Total provision/(credit) for loan losses	453	(6,114)	(1,342)	(6,295)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Allowance for loan losses at end of period:
Commercial and industrial	12,381	11,672	12,381	11,672
Commercial real estate	45,183	48,136	45,183	48,136
Construction and land	4,613	3,585	4,613	3,585
Residential	9,804	10,282	9,804	10,282
Home equity	1,336	929	1,336	929
Consumer and other	147	405	147	405
Total allowance for loan losses at end of period	$73,464	$75,009	$73,464	$75,009
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
The following tables present the Company’s allowance for loan losses and loan portfolio at June 30, 2018 and December 31, 2017 by portfolio segment, disaggregated by method of impairment analysis. The Company had no loans acquired with deteriorated credit quality at June 30, 2018 or December 31, 2017.

	June 30, 2018
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses
	(In thousands)
Commercial and industrial	$2,318	$134	$1,019,757	$12,247	$1,022,075	$12,381
Commercial real estate	8,358	187	2,496,163	44,996	2,504,521	45,183
Construction and land	—	—	172,024	4,613	172,024	4,613
Residential	11,271	82	2,796,935	9,722	2,808,206	9,804
Home equity	1,769	597	90,032	739	91,801	1,336
Consumer and other	—	—	168,496	147	168,496	147
Total	$23,716	$1,000	$6,743,407	$72,464	$6,767,123	$73,464

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2017
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses
	(In thousands)
Commercial and industrial	$1,676	$58	$938,014	$11,677	$939,690	$11,735
Commercial real estate	8,687	362	2,431,533	46,458	2,440,220	46,820
Construction and land	109	—	164,881	4,949	164,990	4,949
Residential	10,165	89	2,672,368	9,684	2,682,533	9,773
Home equity	1,815	20	98,143	815	99,958	835
Consumer and other	125	125	177,512	505	177,637	630
Total	$22,577	$654	$6,482,451	$74,088	$6,505,028	$74,742

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
The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2018 and December 31, 2017:

	June 30, 2018				December 31, 2017
	Asset derivatives		Liability derivatives		Asset derivatives		Liability derivatives
	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$1,197	Other liabilities	$—	Other assets	$555	Other liabilities	$(80)
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	26,865	Other liabilities	(27,290)	Other assets	18,575	Other liabilities	(18,953)
Foreign exchange contracts	Other assets	1	Other liabilities	(1)	Other assets	2	Other liabilities	(2)
Risk participation agreements	Other assets	24	Other liabilities	(113)	Other assets	1	Other liabilities	(108)
Total		$28,087		$(27,404)		$19,133		$(19,143)
_____________________

(1)	For additional details, see Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 5: Fair Value Measurements.”

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present the effect of the Company’s derivative financial instruments on accumulated other comprehensive income for the three and six months ended June 30, 2018 and 2017:

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (1)		Location of (gain) or loss reclassified from accumulated OCI into income	Amount of (gain) or loss reclassified from accumulated OCI into income
	Three months ended June 30,			Three months ended June 30,
	2018	2017		2018	2017
	(In thousands)			(In thousands)
Interest rate products	$175	$(425)	Interest expense	$(263)	$357
Total	$175	$(425)		$(263)	$357
____________________

(1)	There was an additional $2 thousand gain related to the ineffective portion for the three months ended as of June 30, 2017.

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (1)		Location of (gain) or loss reclassified from accumulated OCI into income	Amount of (gain) or loss reclassified from accumulated OCI into income
	Six months ended June 30,			Six months ended June 30,
	2018	2017		2018	2017
	(In thousands)			(In thousands)
Interest rate products	$1,011	$(358)	Interest expense	$(284)	$660
Total	$1,011	$(358)		$(284)	$660
____________________

(1)
There was an additional $(2) thousand loss related to the ineffective portion for the six months ended as of June 30, 2017. The guidance in ASU 2017-12 requires that amounts in accumulated other comprehensive income that are included in the assessment of effectiveness should be reclassified into earnings in the same period in which the hedged forecasted transactions impact earnings. Transition guidance for this ASU further states that upon adoption, previously recorded cumulative ineffectiveness for cash flow hedges existing at the adoption date be eliminated by means of a cumulative-effect adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the initial application date. There was a $5 thousand reclassification related to the adoption of ASU 2017-12 effective January 1, 2018.

The following table presents the effect of the Company’s derivative financial instruments in the consolidated statements of operations for the three and six months ended June 30, 2018 and 2017:

	Location of (gain) or loss reclassified from accumulated OCI into income	Amount of (gain) or loss recognized in income on cash flow hedging relationships		Amount of (gain) or loss recognized in income on cash flow hedging relationships
		Three months ended June 30,		Six months ended June 30,
		2018	2017	2018	2017
		(In thousands)
Total amounts of (income) and expense line items presented in the statement of operations in which the effects of fair value or cash flow hedges are recorded	Interest expense	$(263)	n/a	$(284)	n/a
The effects of cash flow hedging:
(Gain) or loss on cash flow hedging relationships in ASC 815 Derivatives and Hedging, Subtopic 20 Hedging - general
Interest contracts - amount of (gain) or loss reclassified from accumulated other comprehensive income into income	Interest expense	$(263)	n/a	$(284)	n/a
The Bank has agreements with its derivative counterparties that contain provisions where, if the Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

Bank could also be declared in default on its derivative obligations. The Bank was in compliance with these provisions as of June 30, 2018 and December 31, 2017.
The Bank also has agreements with certain of its derivative counterparties that contain provisions where, if the Bank fails to maintain its status as a well- or adequately-capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations under the agreements. The Bank was in compliance with these provisions as of June 30, 2018 and December 31, 2017.
Certain of the Bank’s agreements with its derivative counterparties contain provisions where, if specified, events or conditions occur that materially change the Bank’s creditworthiness in an adverse manner, the Bank may be required to fully collateralize its obligations under the derivative instruments. The Bank was in compliance with these provisions as of June 30, 2018 and December 31, 2017.
As of June 30, 2018 there were no termination amounts related to collateral determinations of derivatives in a liability position and as of December 31, 2017, the termination amount was $3.1 million. The Company has minimum collateral posting thresholds with its derivative counterparties and pledged securities with market values of $1.1 million and $2.3 million, respectively, as of June 30, 2018 and December 31, 2017, against its obligations under these agreements. The collateral posted is typically greater than the current liability position; however, due to timing of liability position changes at period end, the funding of a collateral shortfall may take place shortly following period end.
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
The four interest rate swaps entered into during 2013 each have a notional amount of $25 million and have terms ranging from four to six years from their respective effective dates. The interest rate swaps effectively fix the Bank’s interest payments on $100 million of its LIBOR-indexed deposit liabilities at rates between 1.68% and 2.32%, with a weighted average rate of 1.95%.
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
Upon implementation of ASU 2017-12, for derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. A portion of the balance reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made or received on the Company’s interest rate swaps. During the next twelve months, the Company

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

estimates that $1.2 million will be reclassified as a decrease in interest expense. The Company monitors the risk of counterparty default on an ongoing basis.
Non-designated Hedges
Derivatives not designated as hedges are not speculative and result from different services the Bank provides to qualified commercial clients. The Bank offers certain derivative products directly to such clients. The Bank economically hedges derivative transactions executed with commercial clients by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of these programs are not designated in ASC 815-qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset through earnings. The net effect on earnings is primarily driven by changes in the credit valuation adjustment (“CVA”). The CVA represents the dollar amount of fair value adjustment related to nonperformance risk of both the Bank and its counterparties. Fees earned in connection with the execution of derivatives related to this program are recognized in the consolidated statement of operations in other income. As of June 30, 2018 and December 31, 2017, the Bank had 156 and 142 derivatives, respectively, related to this program, comprised of interest rate swaps and caps, with an aggregate notional amount of $1.2 billion as of June 30, 2018 and $1.1 billion as of December 31, 2017. As of June 30, 2018, there were eleven foreign currency exchange contracts with an aggregate notional amount of $0.7 million outstanding related to this program, and as of December 31, 2017, there were three foreign currency exchange contracts with an aggregate notional amount of $0.2 million.
In addition, as a participant lender, the Bank has guaranteed performance on the pro-rated portion of swaps executed by other financial institutions. As the participant lender, the Bank is providing a partial guarantee, but is not a direct party to the related swap transactions. The Bank has no obligations under the risk participation agreements unless the borrower defaults on their swap transaction with the lead bank and the swap is in a liability position to the borrower. In that instance, the Bank has agreed to pay the lead bank a portion of the swap’s termination value at the time of the default. The derivative transactions entered into as part of these agreements are not designated, as per ASC 815, as qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. As of June 30, 2018, there were seven of these risk participation transactions with an aggregate notional amount of $60.2 million and, as of December 31, 2017, there were six of these risk participation transactions with an aggregate notional amount of $48.0 million.
The Bank has also participated out to other financial institutions a pro-rated portion of swaps executed by the Bank. The other financial institution has no obligations under the risk participation agreements unless the borrowers default on their swap transactions with the Bank and the swaps are in liability positions to the borrower. In those instances, the other financial institution has agreed to pay the Bank a portion of the swap’s termination value at the time of the default. The derivative transactions entered into as part of these agreements are not designated, as per ASC 815, as qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. As of June 30, 2018, there were three of these risk participation transactions with a pro-rated notional amount of $11.5 million and, as of December 31, 2017, there were two of these risk participation transactions with a pro-rated notional amount of $6.1 million.
The following table presents the effect of the Bank’s derivative financial instruments not designated as hedging instruments in the consolidated statement of operations for the three and six months ended June 30, 2018 and 2017.

		Amount of gain or (loss), net, recognized in income on derivatives
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivatives	Three months ended June 30,		Six months ended June 30,
		2018	2017	2018	2017
		(In thousands)
Interest rate products	Other income/ (expense)	$(139)	$(324)	$(47)	$(646)
Risk participation agreements	Other income/ (expense)	47	320	213	320
Total		$(92)	$(4)	$166	$(326)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

9.    Income Taxes
The following table presents the components of income tax expense for continuing operations, discontinued operations, noncontrolling interests and the Company:

	Six months ended June 30,
	2018	2017
	(In thousands)
Income from continuing operations:
Income before income taxes	$52,867	$55,005
Income tax expense	23,425	16,516
Net income from continuing operations	$29,442	$38,489
Effective tax rate, continuing operations	44.3%	30.0%

Income from discontinued operations:
Income before income taxes	$2,388	$4,606
Income tax expense	692	1,911
Net income from discontinued operations	$1,696	$2,695
Effective tax rate, discontinued operations	29.0%	41.5%

Less: Income attributable to noncontrolling interests:
Income before income taxes	$2,018	$2,116
Income tax expense	—	—
Net income attributable to noncontrolling interests	$2,018	$2,116
Effective tax rate, noncontrolling interests	—%	—%

Income attributable to the Company
Income before income taxes	$53,237	$57,495
Income tax expense	24,117	18,427
Net income attributable to the Company	$29,120	$39,068
Effective tax rate attributable to the Company	45.3%	32.0%
The effective tax rate for continuing operations for the six months ended June 30, 2018 of 44.3%, with related tax expense of $23.4 million, was calculated based on a projected 2018 annual effective tax rate. The effective tax rate was more than the statutory rate of 21% due primarily to the sale of Anchor and state and local income taxes. These items were partially offset by earnings from tax-exempt investments and income tax credits. The Company recorded tax expense of $12.7 million on the sale of Anchor in April 2018, which was primarily due to a book to tax basis difference associated with nondeductible goodwill.
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
The effective tax rate for continuing operations for the six months ended June 30, 2018 is more than the effective tax rate for the same period in 2017 due primarily to the sale of Anchor. This item is partially offset by the reduction in the federal corporate tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act (the “Tax Act”) that was enacted on December 22, 2017.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

10.    Noncontrolling Interests
At the Company, noncontrolling interests consist of equity owned by management of the Company’s respective majority-owned affiliates. Net income attributable to noncontrolling interests in the consolidated statements of operations represents the net income allocated to the noncontrolling interest owners of the affiliates. Net income allocated to the noncontrolling interest owners was $1.0 million and $1.2 million for the three-month periods ended June 30, 2018 and 2017, respectively, and $2.0 million and $2.1 million for the six-month periods ended June 30, 2018 and 2017, respectively.
On the consolidated balance sheets, noncontrolling interests are included as the sum of the capital and undistributed profits allocated to the noncontrolling interest owners. Typically, this balance is included in a company’s permanent shareholders’ equity in the consolidated balance sheets. When the noncontrolling interest owners’ rights include certain redemption features, as described in ASC 480, Distinguishing Liabilities from Equity, such redeemable noncontrolling interests are classified as mezzanine equity and are not included in permanent shareholders’ equity. Due to the redemption features of the noncontrolling interests, the Company had redeemable noncontrolling interests held in mezzanine equity in the accompanying consolidated balance sheets of $10.7 million and $17.5 million at June 30, 2018 and December 31, 2017, respectively. The aggregate amount of such redeemable noncontrolling equity interests are recorded at the estimated maximum redemption values. In addition, the Company had $2.0 million and $5.2 million in noncontrolling interests included in permanent shareholder’s equity at June 30, 2018 and December 31, 2017, respectively.
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
The following table presents, by affiliate, the noncontrolling interests included as redeemable noncontrolling interests and noncontrolling interests in mezzanine and permanent equity, respectively, at the periods indicated:

	June 30, 2018	December 31, 2017
	(In thousands)
Anchor (1)	$—	$9,761
BOS	8,352	8,057
DGHM (2)	4,391	4,829
Total	$12,743	$22,647
Redeemable noncontrolling interests	$10,747	$17,461
Noncontrolling interests	$1,996	$5,186
_____________________

(1)	Assets and liabilities at Anchor were classified as held for sale on the Company’s consolidated balance sheets at December 31, 2017. The Company completed the sale of Anchor in April 2018.
(2)    Only includes redeemable noncontrolling interests.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present a rollforward of the Company’s redeemable noncontrolling interests and noncontrolling interests for the periods indicated:

	Three months ended		Six months ended
	June 30, 2018		June 30, 2018
	Redeemable noncontrolling interests	Noncontrolling interests	Redeemable noncontrolling interests	Noncontrolling interests
	(In thousands)
Noncontrolling interests at beginning of period	$16,322	$4,825	$17,461	$5,186
Net income attributable to noncontrolling interests	732	236	1,491	527
Distributions	(712)	(227)	(1,449)	(509)
Purchases/ (sales) of ownership interests	(6,520)	(3,051)	(6,353)	(3,051)
Amortization of equity compensation	126	—	248	161
Adjustments to fair value	799	213	(651)	(318)
Noncontrolling interests at end of period	$10,747	$1,996	$10,747	$1,996

	Three months ended		Six months ended
	June 30, 2017		June 30, 2017
	Redeemable noncontrolling interests	Noncontrolling interests	Redeemable noncontrolling interests	Noncontrolling interests
	(In thousands)
Noncontrolling interests at beginning of period	$17,232	$3,993	$16,972	$4,161
Net income attributable to noncontrolling interests	859	291	1,583	533
Distributions	(842)	(284)	(1,545)	(519)
Purchases/ (sales) of ownership interests	66	—	132	—
Amortization of equity compensation	102	250	204	506
Adjustments to fair value	(201)	125	(130)	(306)
Noncontrolling interests at end of period	$17,216	$4,375	$17,216	$4,375

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

11.    Accumulated Other Comprehensive Income
The following table presents a summary of the amounts reclassified from accumulated other comprehensive income/ (loss) for the three and six months ended June 30, 2018 and 2017:

Description of component of accumulated other comprehensive income/ (loss)	Three months ended June 30,		Six months ended June 30,		Affected line item in Statement of Operations
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Adjustment for realized (gains)/ losses on available-for-sale securities, net:
Pre-tax	$—	$(237)	$—	$(256)	(Gain)/ loss on sale of investments, net
Tax expense/ (benefit)	—	96	—	104	Income tax expense/ (benefit)
Net	$—	$(141)	$—	$(152)	Net (income)/ loss attributable to the Company
Net realized (gain)/ loss on cash flow hedges:
Hedges related to deposits and borrowings:
Pre-tax	$(263)	$357	$(284)	$660	Interest (income)/ expense on deposits and borrowings
Pre-tax	—	(2)	—	1	Other (income)/ expense
Tax expense/ (benefit)	76	(149)	83	(275)	Income tax expense/ (benefit)
Net	$(187)	$206	$(201)	$386	Net (income)/ loss attributable to the Company
Total reclassifications for the period, net of tax	$(187)	$65	$(201)	$234
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Components of accumulated other comprehensive income/ (loss)
	Unrealized gain/ (loss) on securities available-for-sale	Unrealized gain/ (loss) on cash flow hedges	Unrealized gain/ (loss) on other	Accumulated other comprehensive income/ (loss)
	(In thousands)
Balance at December 31, 2016	$(11,194)	$(605)	$(749)	$(12,548)
Other comprehensive income/ (loss) before reclassifications	6,474	(210)	12	6,276
Amounts reclassified from other comprehensive income/ (loss)	(152)	386	—	234
Other comprehensive income/ (loss), net	6,322	176	12	6,510
Balance at June 30, 2017	$(4,872)	$(429)	$(737)	$(6,038)

Balance at December 31, 2017	$(8,140)	$332	$(850)	$(8,658)
Other comprehensive income/ (loss) before reclassifications	(14,848)	712	1	(14,135)
Amounts reclassified from other comprehensive income/ (loss)	—	(201)	—	(201)
Other comprehensive income/ (loss), net	(14,848)	511	1	(14,336)
Reclassification due to the adoption of ASUs 2017-12 and 2016-01	(339)	5	—	(334)
Balance at June 30, 2018	$(23,327)	$848	$(849)	$(23,328)

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
The following table presents a summary of the restructuring activity for the three and six months ended June 30, 2018 and 2017:

	Severance Charges	Total
	(In thousands)
Accrued charges at December 31, 2017	$337	$337
Costs paid	(254)	(254)
Accrued charges at March 31, 2018	83	83
Costs paid	(83)	(83)
Accrued charges at June 30, 2018	$—	$—

Accrued charges at December 31, 2016	$1,977	$1,977
Costs paid	(618)	(618)
Accrued charges at March 31, 2017	1,359	1,359
Costs paid	(335)	(335)
Accrued charges at June 30, 2017	$1,024	$1,024

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
All of the investment management fee income on the consolidated statement of operations for the three and six months ended June 30, 2018 and 2017 is considered in-scope of ASC 606.
Wealth advisory fees
Wealth advisory fees are earned for providing financial advisory services to clients. The Company’s performance obligation under these contracts is satisfied over time as the financial advisory services are provided. Fees are recognized monthly based either on a fixed fee amount or are based on the quarter-end (in arrears) market value of the assets under management and the applicable fee rate (“asset based fees”), depending on the terms of the contract. Payment on fixed fee contracts is received based on a schedule outlined in the contract, while payment on asset based fees are generally received a few days after quarter end through a direct charge to customers’ accounts. No performance based incentives are earned on wealth advisory contracts. Receivables are recorded on the consolidated balance sheet in the fees receivable line item. Deferred revenues related to the fixed fee contracts of $6.7 million and $6.6 million at June 30, 2018 and December 31, 2017, respectively, are recorded on the consolidated balance sheet within the other liabilities line item.
All of the wealth advisory fee income on the consolidated statement of operations for the three and six months ended June 30, 2018 and 2017 is considered in-scope of ASC 606.
Wealth management and trust fees
Wealth management and trust fees are earned for providing investment management, wealth management, retirement plan advisory, family office, financial planning, and trust services to clients. The Company’s performance obligation under these contracts is satisfied over time as the wealth management services are provided. Fees are recognized monthly based on the average monthly, beginning-of-quarter, or, for a small number of clients, end-of-quarter market value of the assets under management and the applicable fee rate, depending on the terms of the contract. No performance based incentives are earned on wealth management contracts. Receivables are recorded on the consolidated balance sheet in the fees receivable line item.
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

All of the wealth management and trust fee income on the consolidated statement of operations for the three and six months ended June 30, 2018 and 2017 is considered in-scope of ASC 606.
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
For the three months ended June 30, 2018 and 2017, $1.1 million and $0.9 million, respectively, of other banking fee income as described above is considered in-scope for ASC 606. For the six months ended June 30, 2018 and 2017, $2.0 million and $1.8 million, respectively, of other banking fee income as described above is considered in-scope for ASC 606.

14.    Recent Accounting Pronouncements
In May 2014 and at various other dates after May 2014, the FASB issued ASU 2014-09 et al. Under the new standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. ASU 2014-09 et al. does not apply to revenue associated with financial instruments such as loans and securities. On January 1, 2018, the Company adopted ASU 2014-09 et al. using the modified retrospective transition method, however no cumulative effect adjustment to opening retained earnings as of January 1, 2018 was required. For additional disclosure details, see Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 1: Basis of Presentation and Summary of Significant Accounting Policies and Note 13: Revenue Recognition.”
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
In January 2016, the FASB issued ASU 2016-01. This ASU requires equity investments to be measured at fair value with changes in fair value, net of tax, recognized in net income. As a result of implementing this standard, the Company reclassified $339 thousand in unrealized gains on available-for-sale equity investments, net of tax, from accumulated other comprehensive income to retained earnings as of January 1, 2018. Additionally, this amendment requires that entities use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. As a result of implementing this standard, the Company’s updated process includes identifying a fair value for loans using the exit price notion. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 5: Fair Value Measurements” for further details.
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update is intended to simplify several aspects of the accounting for employee share-based plans such as income tax consequences, classification of awards as either liabilities or equity on the balance sheet, and classification on the statement of cash flows. This ASU was effective for fiscal years beginning after December 15, 2016, including interim periods within those years. The Company adopted this ASU on January 1, 2017. The adoption of this ASU has resulted in, and will continue to result in, fluctuations in the Company’s earnings due to changes in the Company’s stock price between issuance date and settlement date of employee share-based transactions. In addition, the Company anticipates that certain stock options will expire unexercised, due to having no intrinsic value, and this ASU requires the previous tax benefits to be reversed.
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
In August 2016, the FASB issued ASU 2016-15.  This update is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This ASU was effective for the Company beginning on January 1, 2018. Early adoption was permitted, provided that all of the amendments are adopted in the same period, however the Company did not early adopt. The guidance requires application using a retrospective transition method. This ASU did not have an impact on the Company’s consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07. This amendment requires an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. This ASU was effective for fiscal years beginning after December 15, 2017, and interim periods within those years. As a result of the adoption of this ASU, $181 thousand and $341 thousand, respectively, has been reclassified from salaries and employee benefits expense to other expense within the Company’s consolidated statement of operations for the three and six months ended June 30, 2017. For the three and six months ended June 30, 2018, $145 thousand and $280 thousand, respectively, is presented within other expense that would have been presented within salaries and employee benefits prior to adoption of ASU 2017-07.
In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”). This update amends the amortization period for certain purchased callable debt securities held at a premium. The amortization period for the premium on such securities is being shortened to the earliest call date. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. ASU 2017-08 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted, including in an interim period. The guidance requires application using a modified retrospective transition method through a cumulative-effect adjustment to beginning retained earnings. The Company early adopted this ASU as of July 1, 2017, which had an immaterial impact on the consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12. The standard is intended to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application of hedge accounting by preparers. ASU No. 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company elected to early adopt this ASU as of January 1, 2018 with a modified retrospective transition. As a result of implementing this standard, the Company reclassified $5 thousand in unrealized losses on derivatives from accumulated other comprehensive income to retained earnings as of January 1, 2018. This ASU will provide more flexibility in the Company’s risk management activities and we believe it will enhance the Company’s ability to employ risk management strategies, while improving the transparency and understanding of those strategies for financial statement users.
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
As of and for the three and six months ended June 30, 2018
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

Executive Summary
The Company offers a wide range of private banking and wealth management services to high net worth individuals, families, businesses and select institutions through its four reportable segments: Private Banking, Wealth Management and Trust, Investment Management, and Wealth Advisory. This Executive Summary provides an overview of the most significant aspects of our operating segments and the Company’s operations in the second quarter of 2018. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

	As of and for the three months ended June 30,
	2018	2017	$ Change	% Change
	(In thousands, except per share data)
Total revenues	$89,640	$95,163	$(5,523)	(6)%
Provision/ (credit) for loan losses	453	(6,114)	6,567	nm
Total operating expense	64,384	67,821	(3,437)	(5)%
Net income from continuing operations	7,404	23,493	(16,089)	(68)%
Net income attributable to noncontrolling interests	968	1,150	(182)	(16)%
Net income attributable to the Company	6,434	23,406	(16,972)	(73)%
Diluted earnings per share:
From continuing operations	$0.03	$0.26	$(0.23)	(88)%
From discontinued operations	$—	$0.01	$(0.01)	(100)%
Total attributable to common shareholders	$0.03	$0.27	$(0.24)	(89)%

ASSETS UNDER MANAGEMENT AND ADVISORY:
Wealth Management and Trust	$7,789,000	$7,429,000	$360,000	5%
Wealth Advisory	11,566,000	10,744,000	822,000	8%
Investment Managers (1)	2,031,000	10,901,000	(8,870,000)	(81)%
Less: Inter-company Relationship	(7,000)	(11,000)	4,000	(36)%
Total Assets Under Management and Advisory	$21,379,000	$29,063,000	$(7,684,000)	(26)%
_____________________
nm =    not meaningful

(1)	Includes the assets under management at Anchor of $9.1 billion at June 30, 2017.
Net income attributable to the Company was $6.4 million for the three months ended June 30, 2018 and $23.4 million for the same period in 2017. The Company recognized diluted earnings per share of $0.03 and $0.27 for the three-month periods ended June 30, 2018 and 2017, respectively.
Key items that affected the Company’s results in the second quarter of 2018 compared to the same period of 2017 include:

▪
Income tax expense increased 75% to $17.4 million for the three months ended June 30, 2018, compared to $10.0 million for the same period of 2017. The increase was primarily driven by $12.7 million of income tax expense related to the sale of Anchor in the second quarter of 2018, partially offset by the reduction in the federal corporate tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act (the “Tax Act”) that was enacted on December 22, 2017.

▪
Net interest income increased 1%, to $57.5 million for the three months ended June 30, 2018, compared to $57.1 million for the same period of 2017. The increase was primarily driven by higher yields on interest-earning assets, higher loan volumes, and lower deposit volumes, partially offset by higher rates paid on deposits and borrowings, higher borrowing volume, and decreased volume of cash and investments. The net interest margin (“NIM”) on a fully taxable-equivalent (“FTE”) basis was 2.89% for the three months ended June 30, 2018, a decrease of 18 basis points compared to the same period in 2017.

▪
Total fees and other income decreased 16% to $32.1 million for the three months ended June 30, 2018, compared to $38.0 million for the same period of 2017. This decrease was primarily driven by a 62% decrease in investment management fees due to the divestiture of Anchor, partially offset by a 6% increase in wealth advisory fees due to higher Assets Under Management and Advisory (“AUM”). Total fees and other income represents 36% of total revenue for the three months ended June 30, 2018, compared to 40% of total revenue for the same period of 2017.

▪
Total operating expenses decreased 5% to $64.4 million for the three months ended June 30, 2018, compared to $67.8 million for the same period of 2017. The decrease was primarily driven by the divestiture of Anchor, which contributed to the 9% decrease in salaries and employee benefits expense, partially offset by a 13% increase in occupancy and equipment expense driven by new leases and the related depreciation of leasehold improvements.

The Company’s Private Banking segment reported net income attributable to the Company of $17.2 million in the second quarter of 2018, compared to net income attributable to the Company of $20.4 million for the same period of 2017. The $3.3 million, or 16%, decrease was primarily driven by the second quarter of 2018 provision for loan losses of $0.5 million compared to the credit to the provision for loan losses of $6.1 million for the same period of 2017, and an increase in total operating expenses of $2.8 million, partially offset by a decrease in income taxes of $5.2 million. The provision expense in the second quarter of 2018 was primarily driven by loan growth, partially offset by a decline in criticized loans and improved loss rates, while the provision credit for the three months ended June 30, 2017 was the net result of net recoveries, decreases in quantitative loss factors, the balance and mix of criticized loans, the mix in the loan portfolio, and loan growth. The increase in total operating expenses for the Private Banking segment was primarily driven by increases in information services, occupancy and equipment, and salaries and employee benefits expenses. The decrease in income taxes was primarily driven by lower pre-tax income and the reduction in the federal corporate tax rate.
The Company’s Wealth Management and Trust segment reported net income attributable to the Company of $0.2 million in the second quarter of 2018, compared to a net loss attributable to the Company of $0.4 million for the same period of 2017. The $0.6 million change was primarily driven by a decrease in total operating expenses of $0.9 million due to lower salaries and employee benefits expense as total revenues were flat year-over-year. Fee-based revenue in the Wealth Management and Trust segment is determined based on average monthly, beginning-of-quarter, or, for a small number of clients, end-of-quarter AUM balances, depending on the custodian. AUM inflows during the second quarter of 2018 were weighted toward the end of the quarter, while AUM outflows were weighted toward the beginning of the quarter. The timing of AUM flows within the quarter, along with the spread between the average basis points earned on the outgoing AUM versus the incoming AUM, lead to the flat revenue trend as compared to the second quarter of 2017. Wealth Management and Trust AUM increased $0.4 billion, or 5%, to $7.8 billion at June 30, 2018 from $7.4 billion at June 30, 2017. The increase in AUM is due to net inflows of $0.2 billion and positive market action of $0.2 billion for the twelve months ending June 30, 2018.
On April 13, 2018, the Company completed the sale of its ownership interest in Anchor. Anchor’s results remain consolidated in the Company’s results for the portion of the current period that Anchor was still owned and also in prior periods. Results for the remaining period of 2018 after the close of the transaction in April will not include Anchor operations.
The Company’s Investment Management segment reported net income attributable to the Company of $0.7 million in the second quarter of 2018, compared to net income attributable to the Company of $1.3 million for the same period of 2017. The $0.7 million, or 50%, decrease was primarily driven by the impact of the divestiture of Anchor in the second quarter of 2018, which reduced all revenue and expense categories as compared to the same period of 2017. Most fee-based revenue in the investment management segment is determined based on beginning-of-period AUM balances. Investment Management AUM decreased $8.9 billion to $2.0 billion at June 30, 2018 from $10.9 billion at June 30, 2017, primarily driven by the impact of the divestiture of Anchor in the second quarter of 2018, partially offset by positive market action of $0.2 billion and flat net flows for the twelve months ending June 30, 2018.
The Company’s Wealth Advisory segment reported net income attributable to the Company of $2.6 million in the second quarter of 2018, compared to net income attributable to the Company of $1.9 million for the same period of 2017. The $0.7 million, or 35%, increase was primarily driven by a $0.7 million increase in wealth advisory fee income due to higher levels of AUM and a $0.3 million decrease in income tax expense due to the reduction in the federal corporate tax rate, partially offset by a $0.3 million increase in operating expenses due to higher salaries and benefits expense. Fee-based revenue in the Wealth Advisory segment is determined based on either a fixed fee or end-of-quarter AUM balances. Wealth Advisory AUM increased $0.8 billion, or 8%, to $11.6 billion at June 30, 2018 from $10.7 billion at June 30, 2017, primarily due to positive market action of $0.8 billion and net inflows of $0.1 billion for the twelve months ending June 30, 2018.

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

Results of operations for the three and six months ended June 30, 2018 versus June 30, 2017
Net Income. The Company recorded net income from continuing operations for the three and six months ended June 30, 2018 of $7.4 million and $29.4 million, respectively, compared to $23.5 million and $38.5 million for the same respective periods in 2017. Net income attributable to the Company, which includes income from both continuing and discontinued operations, for the three and six months ended June 30, 2018 was $6.4 million and $29.1 million, respectively, compared to $23.4 million and $39.1 million for the same respective periods in 2017.
The Company recorded net income from discontinued operations for the three and six months ended June 30, 2018 of zero and $1.7 million, respectively, compared to $1.1 million and $2.7 million for the same respective periods in 2017. The Company received the final payment related to a revenue sharing agreement with Westfield Capital Management Company, LLC (“Westfield”) in the first quarter of 2018. The Company will not receive additional income from Westfield now that the final payment has been received.
The Company recognized diluted EPS attributable to common shareholders, which includes both continuing and discontinued operations, for the three and six months ended June 30, 2018 of $0.03 per share and $0.30 per share, respectively, compared to $0.27 per share and $0.44 per share for the same respective periods in 2017. Net income from continuing operations in both 2018 and 2017 was partially offset by charges that reduce income available to common shareholders. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 2: Earnings Per Share” for further detail on these charges to income available to common shareholders.
The following discussions are based on the Company’s continuing operations, unless otherwise stated.
The following table presents selected financial highlights:

	Three months ended June 30,		$ Change	% Change	Six months ended June 30,		$ Change	% Change
	2018	2017			2018	2017
	(In thousands)
Net interest income	$57,545	$57,145	400	1%	$114,928	$110,787	$4,141	4%
Fees and other income	32,095	38,018	(5,923)	(16)%	71,838	74,524	(2,686)	(4)%
Total revenue	89,640	95,163	(5,523)	(6)%	186,766	185,311	1,455	1%
Provision/ (credit) for loan losses	453	(6,114)	6,567	nm	(1,342)	(6,295)	4,953	(79)%
Operating expense	64,384	67,821	(3,437)	(5)%	135,241	136,601	(1,360)	(1)%
Income tax expense	17,399	9,963	7,436	75%	23,425	16,516	6,909	42%
Net income from continuing operations	7,404	23,493	(16,089)	(68)%	29,442	38,489	(9,047)	(24)%
Net income/ (loss) from discontinued operations	(2)	1,063	(1,065)	nm	1,696	2,695	(999)	(37)%
Less: Net income attributable to noncontrolling interests	968	1,150	(182)	(16)%	2,018	2,116	(98)	(5)%
Net income attributable to the Company	$6,434	$23,406	(16,972)	(73)%	$29,120	$39,068	$(9,948)	(25)%
_____________________
nm = not meaningful

Net interest income. Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference between the average rate earned on total interest-earning assets and the average rate paid on total interest-bearing liabilities. NIM is the amount of net interest income, on a FTE basis, expressed as a percentage of average interest-earning assets. The average rate earned on interest-earning assets is the amount of annualized taxable equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities. When credit quality declines and loans are placed on nonaccrual status, NIM can decrease because the same assets are earning less income. Loans graded as substandard but still accruing interest income totaled $45.5 million at June 30, 2018 and could be placed on nonaccrual status if their credit quality declines further.
Net interest income for the three months ended June 30, 2018 was $57.5 million, an increase of $0.4 million, or 1%, compared to the same period in 2017. For the six months ended June 30, 2018, net interest income was $114.9 million, an increase of $4.1 million, or 4%, compared to the same period in 2017. The increase for the three and six months is primarily driven by higher yields on interest-earning assets, higher loan volumes, and lower deposit volumes, partially offset by higher rates paid on deposits and borrowings, higher borrowing volume, and decreased volume of cash and investments. The NIM was 2.89% for the three months ended June 30, 2018, a decrease of 18 basis points compared to the same period in 2017. For the six months ended June 30, 2018, the NIM was 2.92%, a decrease of 8 basis points compared to the same period in 2017. Due to the lower federal tax rate in 2018, the FTE adjustment has a lower impact on the interest gross-up for NIM purposes. The estimated impact on NIM due to the lower tax rate in 2018 is 10 basis points.
The following tables present the composition of the Company’s NIM on a FTE basis for the three and six months ended June 30, 2018 and 2017; however, the discussion following these tables reflects non-FTE data.

	Average Balance		Interest Income/Expense		Average Yield/Rate
	As of and for the three months ended June 30,
AVERAGE BALANCE SHEET:	2018	2017	2018	2017	2018	2017
AVERAGE ASSETS	(In thousands)
Interest-earning assets:
Cash and investments: (1)
Taxable investment securities	$326,482	$363,166	$1,501	$1,592	1.84%	1.75%
Non-taxable investment securities (2)	297,852	294,836	2,217	2,546	2.98%	3.45%
Mortgage-backed securities	570,845	653,201	3,049	3,495	2.14%	2.14%
Short-term investments and other	157,878	199,230	1,205	831	3.03%	1.66%
Total cash and investments	1,353,057	1,510,433	7,972	8,464	2.35%	2.24%
Loans: (3)
Commercial and industrial (2)	974,443	987,144	9,439	9,773	3.83%	3.92%
Commercial real estate (2)	2,477,634	2,358,409	27,550	26,433	4.40%	4.43%
Construction and land (2)	166,736	119,366	2,040	1,377	4.84%	4.56%
Residential	2,775,239	2,489,072	22,590	19,574	3.26%	3.15%
Home equity	94,445	109,942	1,041	1,085	4.42%	3.96%
Other consumer	179,684	195,384	1,818	1,526	4.06%	3.13%
Total loans	6,668,181	6,259,317	64,478	59,768	3.84%	3.79%
Total earning assets	8,021,238	7,769,750	72,450	68,232	3.59%	3.49%
LESS: Allowance for loan losses	72,998	80,614
Cash and due from banks (non-interest bearing)	45,337	42,166
Other assets	396,744	450,703
TOTAL AVERAGE ASSETS	$8,390,321	$8,182,005
AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and NOW	$719,159	$711,883	$304	$187	0.17%	0.11%
Money market	3,033,306	3,173,768	5,543	3,244	0.73%	0.41%
Certificates of deposit	688,567	665,668	2,518	1,518	1.47%	0.91%
Total interest-bearing deposits	4,441,032	4,551,319	8,365	4,949	0.76%	0.44%
Junior subordinated debentures	106,363	106,363	1,008	716	3.75%	2.67%
FHLB borrowings and other	1,022,636	703,149	4,637	2,499	1.79%	1.41%
Total interest-bearing liabilities	5,570,031	5,360,831	14,010	8,164	1.00%	0.61%
Non-interest bearing demand deposits	1,908,037	1,899,916
Payables and other liabilities	122,175	106,657
Total average liabilities	7,600,243	7,367,404
Redeemable noncontrolling interests	14,129	21,075
Average shareholders’ equity	775,949	793,526
TOTAL AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY	$8,390,321	$8,182,005
Net interest income - on a fully taxable equivalent basis (FTE)			$58,440	$60,068
LESS: FTE adjustment (2)			895	2,923
Net interest income (GAAP basis)			$57,545	$57,145
Interest rate spread					2.59%	2.88%
Net interest margin					2.89%	3.07%

	Average Balance		Interest Income/Expense		Average Yield/Rate
	As of and for the six months ended June 30,
AVERAGE BALANCE SHEET:	2018	2017	2018	2017	2018	2017
AVERAGE ASSETS	(In thousands)
Interest-earning assets:
Cash and investments: (1)
Taxable investment securities	$330,220	$379,164	$3,011	$3,262	1.83%	1.72%
Non-taxable investment securities (2)	297,407	294,925	4,407	5,017	2.96%	3.40%
Mortgage-backed securities	579,604	662,888	6,227	6,999	2.15%	2.11%
Short-term investments and other	158,853	179,901	2,214	1,431	2.78%	1.10%
Total cash and investments	1,366,084	1,516,878	15,859	16,709	2.32%	2.15%
Loans: (3)
Commercial and industrial (2)	953,940	985,430	18,195	19,076	3.79%	3.85%
Commercial real estate (2)	2,459,525	2,341,482	53,891	49,977	4.36%	4.25%
Construction and land (2)	168,052	116,679	4,005	2,621	4.74%	4.47%
Residential	2,738,980	2,457,100	44,356	38,565	3.24%	3.14%
Home equity	95,810	113,801	2,083	2,174	4.39%	3.85%
Other consumer	182,623	193,769	3,391	2,946	3.74%	3.07%
Total loans	6,598,930	6,208,261	125,921	115,359	3.81%	3.70%
Total earning assets	7,965,014	7,725,139	141,780	132,068	3.55%	3.40%
LESS: Allowance for loan losses	73,911	79,375
Cash and due from banks (non-interest bearing)	48,725	41,929
Other assets	408,810	426,349
TOTAL AVERAGE ASSETS	$8,348,638	$8,114,042
AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and NOW	$718,051	$682,126	$519	$316	0.15%	0.09%
Money market	3,086,710	3,193,336	9,857	6,365	0.64%	0.40%
Certificates of deposit	672,736	627,993	4,513	2,799	1.35%	0.90%
Total interest-bearing deposits	4,477,497	4,503,455	14,889	9,480	0.67%	0.42%
Junior subordinated debentures	106,363	106,363	1,854	1,387	3.52%	2.59%
FHLB borrowings and other	950,763	714,998	8,240	4,671	1.72%	1.30%
Total interest-bearing liabilities	5,534,623	5,324,816	24,983	15,538	0.91%	0.59%
Non-interest bearing demand deposits	1,890,184	1,871,924
Payables and other liabilities	126,601	112,157
Total average liabilities	7,551,408	7,308,897
Redeemable noncontrolling interests	17,644	21,208
Average shareholders’ equity	779,586	783,937
TOTAL AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY	$8,348,638	$8,114,042
Net interest income - on a fully taxable equivalent basis (FTE)			$116,797	$116,530
LESS: FTE adjustment (2)			1,869	5,743
Net interest income (GAAP basis)			$114,928	$110,787
Interest rate spread					2.64%	2.81%
Net interest margin					2.92%	3.00%

____________________

(1)	Investments classified as available-for-sale and held-to-maturity are shown in the average balance sheet at amortized cost.

(2)	Interest income on non-taxable investments and loans is presented on a FTE basis using statutory rates. The discussion following these tables reflects non-FTE data.

(3)	Includes loans held for sale and nonaccrual loans.
Interest and dividend income. Total interest and dividend income for the three months ended June 30, 2018 was $71.6 million, an increase of $6.2 million, or 10%, compared to the same period in 2017. Interest and dividend income for the six months ended June 30, 2018 was $139.9 million, an increase of $13.6 million, or 11%, compared to the same period in 2017. The increase for the three and six months was primarily driven by interest earned on loans, specifically residential, commercial real estate, commercial and industrial, and construction and land loans.
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
Interest income on commercial and industrial loans, on a non-FTE basis, for the three months ended June 30, 2018 was $9.2 million, an increase of $0.7 million, or 9% compared to the same period in 2017. This increase was a result of a 35 basis point increase in the average yield on a non-FTE basis, partially offset by a 1% decrease in the average balance. For the six months ended June 30, 2018, commercial and industrial interest income was $17.7 million, an increase of $1.2 million, or 7%, compared to the same period in 2017, as a result of a 28 basis point increase in the average yield on a non-FTE basis, partially offset by a 3% decrease in the average balance. The increase in the average yield for the three and six month periods is the result of market conditions and the fluctuations in the indicies to which the variable rate loans are tied. The decrease in the average balance for the three and six month periods is related to a small number of large paydowns during the previous quarter and increased competition.
Interest income on commercial real estate loans, on a non-FTE basis, for the three months ended June 30, 2018 was $27.4 million, an increase of $1.7 million, or 7%, compared to the same period in 2017, as a result of a six basis point increase in the average yield on a non-FTE basis and a 5% increase in the average balance. For the six months ended June 30, 2018, commercial real estate interest income was $53.5 million, an increase of $5.0 million, or 10%, compared to the same period in 2017, as a result of a 5% increase in the average balance and a two basis point increase in the average yield on a non-FTE basis. The increase in the average balances for the three and six month periods is related to increased demand, particularly in New England and the San Francisco Bay Area. The increase in the average yield for the three and six month periods is primarily driven by increases to the interest rate benchmarks to which the variable rate loans are tied, partially offset by increased competition in the regions in which the Bank operates. Additionally, certain loans have interest rate floors and the rate may not increase with the benchmark rate until the benchmark rate exceeds the floor.
Interest income on construction and land loans, on a non-FTE basis, for the three months ended June 30, 2018 was $2.0 million, an increase of $0.6 million, or 46%, compared to the same period in 2017, as a result of a 21 basis point increase in the average yield on a non-FTE basis and a 40% increase in the average balance. For the six months ended June 30, 2018, construction and land interest income was $3.9 million, an increase of $1.3 million, or 51%, compared to the same period in 2017, as a result of an 11 basis point increase in the average yield on a non-FTE basis and a 44% increase in the average balance. The increase in the average yield for the three and six month periods is primarily driven by increases to the interest rate benchmarks to which the variable rate loans are tied. The increase in the average balance for the three and six month periods is related to cyclical customer demand across all regions.
Interest income on residential mortgage loans for the three months ended June 30, 2018 was $22.6 million, an increase of $3.0 million, or 15%, compared to the same period in 2017, as a result of an 11 basis point increase in the average yield and a 11% increase in the average balance. For the six months ended June 30, 2018, residential mortgage interest income was $44.4 million, an increase of $5.8 million, or 15%, compared to the same period in 2017, as a result of a 10 basis point increase in the average yield and an 11% increase in the average balance. The increase in the average balance for the three and six month periods is related to the organic growth of the residential loan portfolio at the Bank as customers are entering into new residential mortgage loans as rates continue to rise. The increase in the average yield for the three and six month periods is related to higher yields on residential mortgage originations and adjustable rate mortgage (“ARM”) loans repricing at higher rates with recent hikes in the Federal Reserve interest rates.
Interest income on home equity loans for the three months ended June 30, 2018 was $1.0 million, a decrease of 4% compared to the same period in 2017, as a result of a 14% decrease in the average balance, partially offset by a 46 basis point increase in the average yield. For the six months ended June 30, 2018, home equity interest income was $2.1 million, a decrease of 4% compared to the same period in 2017, as a result of a 16% decrease in the average balance, partially offset by a 54 basis point increase in the average yield. The decrease in the average balance for the three and six month periods is primarily driven by reduced demand as a result of the recent increases in interest rates. The increase in the average yield for the three and six month period is also the result of increases in benchmark interest rates.
Interest income on other consumer loans for the three months ended June 30, 2018 was $1.8 million, an increase of $0.3 million, or 19%, compared to the same period in 2017, as a result of a 93 basis point increase in the average yield, partially offset by a 8% decrease in the average balance. For the six months ended June 30, 2018, other consumer interest income was $3.4 million, an increase of $0.4 million, or 15%, compared to the same period in 2017, as a result of a 67 basis point increase in the average yield, partially offset by a 6% decrease in the average balance. The increase in the average yield for the three and six month periods is the result of increases in benchmark interest rates. The decrease in the average balance for the three and six month periods is also primarily driven by reduced demand as a result of the recent increases in interest rates.
Investment income, on a non-FTE basis, for the three months ended June 30, 2018 was $7.5 million, a decrease of $0.1 million, or 1%, from the same period in 2017, as a result of a 10% decrease in the average balance, partially offset by a 22 basis point increase in the average yield on a non-FTE basis. For the six months ended June 30, 2018, investment income was $14.9 million, flat compared to the same period in 2017, as a result of a 10% decrease in the average balance, partially offset by an 18 basis point increase in the average yield on a non-FTE basis. The increase in the average yield for the three and six month periods is primarily due to dividends from the Federal Reserve Bank (“FRB”), of which the Bank became a member in the third quarter of 2017, and the Federal Home Loan Bank of Boston (“FHLB”), as well as increases in the federal discount rate. The decrease in the average balance for the three and six month periods is primarily due to timing and volume of deposit and borrowing balances as compared to the level of loans outstanding. As investment securities matured, the Company has utilized the cash proceeds to support loan growth.
Interest expense. Total interest expense for the three months ended June 30, 2018 was $14.0 million, an increase of $5.8 million, or 72%, compared to the same period in 2017. For the six months ended June 30, 2018, total interest expense was $25.0 million, an increase of $9.4 million, or 61%, compared to the same period in 2017.
Interest expense on interest-bearing deposits for the three months ended June 30, 2018 was $8.4 million, an increase of $3.4 million, or 69%, compared to the same period in 2017, as a result of a 32 basis point increase in the average rate paid, partially offset by a 2% decrease in the average balance. For the six months ended June 30, 2018, interest expense on interest-bearing deposits was $14.9 million, an increase of $5.4 million, or 57%, compared to the same period in 2017, as a result of a 25 basis point increase in the average rate paid, partially offset by a 1% decrease in the average balance. The increase for the three and six month periods in the average rate paid on deposits is driven primarily by increases in the rates paid for certificates of deposit and money market demand accounts as benchmark interest rates have increased. The decrease for the three and six month in the average balance for interest-bearing deposits was primarily driven by increased competition for deposit market share.
Interest paid on non-deposit interest-bearing liabilities for the three months ended June 30, 2018 was $5.6 million, an increase of $2.4 million, or 76%, compared to the same period in 2017, as a result of a 38 basis point increase in the average rate paid on FHLB borrowings and other borrowings, a 45% increase in the average balance of FHLB borrowings and other borrowings, and a 108 basis point increase in the average rate paid on junior subordinated debentures. For the six months ended June 30, 2018, interest paid on non-deposit interest-bearing liabilities was $10.1 million, an increase of $4.0 million, or 67%, compared to the same period in 2017, as a result of a 33% increase in the average balance of FHLB borrowings and other borrowings, a 42 basis point increase in the average rate paid on FHLB borrowings and other borrowings, and a 93 basis point increase in the average rate paid on junior subordinated debentures. The increases for the three and six month periods in the average rate paid on non-deposit interest-bearing liabilities is primarily driven by the increases in benchmark interest rates. The increase for the three and six month in the average balance for non-deposit interest-bearing deposits was primarily driven by increased FHLB borrowings used to fund additional loan growth due to decreasing deposits over the same period.
Provision/ (credit) for loan losses. The Company recorded a provision for loan losses of $0.5 million for the three months ended June 30, 2018, compared to a credit to the provision for loan losses of $6.1 million for the same period in 2017. For the six months ended June 30, 2018, the provision/ (credit) for loan losses was a credit of $1.3 million, compared to a credit of $6.3 million for the same period in 2017. The provision in the second quarter of 2018 was primarily driven by loan growth, partially offset by a decline in criticized loans and improved loss rates.
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

Fees and other income

	Three months ended June 30,		$ Change	% Change	Six months ended June 30,		$ Change	% Change
	2018	2017			2018	2017
	(In thousands)
Investment management fees	$4,227	$11,081	$(6,854)	(62)%	$15,652	$21,920	$(6,268)	(29)%
Wealth advisory fees	13,693	12,961	732	6%	27,205	25,784	1,421	6%
Wealth management and trust fees	11,169	11,161	8	—%	23,320	21,987	1,333	6%
Other banking fee income	2,745	1,964	781	40%	5,018	3,658	1,360	37%
Gain on sale of loans, net	63	59	4	7%	137	197	(60)	(30)%
Total core fees and income	31,897	37,226	(5,329)	(14)%	71,332	73,546	(2,214)	(3)%
Total other income	198	792	(594)	(75)%	506	978	(472)	(48)%
Total fees and other income	$32,095	$38,018	$(5,923)	(16)%	$71,838	$74,524	$(2,686)	(4)%
Total fees and other income for the three months ended June 30, 2018 decreased $5.9 million, or 16%, compared to the same period in 2017. Total fees and other income for the six months ended June 30, 2018 decreased $2.7 million, or 4%, compared to the same period in 2017. The decrease in total fees and other income for the three and six month periods is primarily driven by the decrease in investment management fees as a result of the divestiture of Anchor in April 2018, partially offset by increased wealth advisory fees due to higher levels of AUM and increased other banking fee income driven by higher swap fees.

•
AUM managed or advised by the Investment Managers was $2.0 billion at June 30, 2018, a decrease of $8.9 billion, compared to 2017. The decrease was primarily driven by the impact of the divestiture of Anchor in the second quarter of 2018, which managed $9.0 billion of AUM as of March 31, 2018, partially offset by positive market action of $0.2 billion and flat net flows for the twelve months ending June 30, 2018.

•
AUM managed or advised by the Wealth Advisors was $11.6 billion at June 30, 2018, an increase of $0.8 billion, or 8%, compared to June 30, 2017. The increase in AUM was primarily driven by positive market action of $0.8 billion and net inflows of $0.1 billion for the twelve months ending June 30, 2018.

•
AUM managed or advised by Boston Private Wealth was $7.8 billion at June 30, 2018, an increase of $0.4 billion, or 5%, compared to June 30, 2017. The increase is primarily driven by net inflows of $0.2 billion and positive market action of $0.2 billion for the twelve months ending June 30, 2018. AUM inflows during the second quarter of 2018 were weighted toward the end of the quarter, while AUM outflows were weighted toward the beginning of the quarter. The timing of AUM flows within the quarter, along with the spread between the average basis points earned on the outgoing AUM versus the incoming AUM, lead to the flat revenue trend as compared to the second quarter of 2017.

•
Other banking fee income for the three and six months ended June 30, 2018 increased compared to the same periods in 2017. The increase was due to an increase in swap fee income reflecting higher client demand for loan swap agreements for the three and six months ended June 30, 2018 as well as an increase in Bank Owned Life Insurance (“BOLI”) income for the six months ended June 30, 2018 due to an additional purchase of BOLI in 2017.

Operating Expense

	Three months ended June 30,		$ Change	% Change	Six months ended June 30,		$ Change	% Change
	2018	2017			2018	2017
	(In thousands)
Salaries and employee benefits	$39,433	$43,312	$(3,879)	(9)%	$86,517	$88,977	$(2,460)	(3)%
Occupancy and equipment	8,229	7,283	946	13%	15,977	14,468	1,509	10%
Professional services	2,872	3,106	(234)	(8)%	6,049	6,420	(371)	(6)%
Marketing and business development	2,070	1,971	99	5%	3,663	3,631	32	1%
Information systems	6,770	5,500	1,270	23%	12,656	10,879	1,777	16%
Amortization of intangibles	749	1,426	(677)	(47)%	1,499	2,852	(1,353)	(47)%
FDIC insurance	708	879	(171)	(19)%	1,452	1,645	(193)	(12)%
Other	3,553	4,344	(791)	(18)%	7,428	7,729	(301)	(4)%
Total operating expense	$64,384	$67,821	$(3,437)	(5)%	$135,241	$136,601	$(1,360)	(1)%
Total operating expense for the three months ended June 30, 2018 decreased $3.4 million, or 5%, compared to the same period in 2017, primarily due to the divestiture of Anchor, as well as a decrease in other expense, Federal Deposit Insurance Corporation (“FDIC”) insurance, and salaries and employee benefits expense, partially offset by increases in information systems, occupancy and equipment, and marketing and business development expense. Total operating expense for the six months ended June 30, 2018 decreased $1.4 million, or 1%, compared to the same period in 2017, primarily due to the divestiture of Anchor, as well as a decrease in other expense and professional services, partially offset by increases in information systems, occupancy and equipment, and salaries and employee benefits expense.

•
Salaries and employee benefits expense, the largest component of operating expense, for the three and six months ended June 30, 2018 decreased compared to the same periods in 2017, primarily due to the divestiture of Anchor. The impact of the divestiture of Anchor was partially offset by an increase in salaries and bonuses for the remainder of the Company, excluding Anchor.

•
Occupancy and equipment expense for the three and six months ended June 30, 2018 increased compared to the same periods in 2017, primarily due to lease renewals and the related depreciation of leasehold improvements.

•
Information systems expense for the three and six months ended June 30, 2018 increased compared to the same periods in 2017, primarily due to an increase in technology service agreements, telecommunications and telephone expenses.

In 2017, the Bank began working on an initiative to upgrade its information technology. This initiative required the Bank to hire additional employees with expertise in information technology. Recruiters were generally used in the placement of these professionals. The Bank has utilized consultants and temporary employees to assist with the initiative in addition to the new hires. Generally the expenditures in the preliminary project stage were expensed as incurred. Other expenditures related to the application development stage have been capitalized. The capitalized expenditures will be depreciated over the useful life of the asset when the asset is placed in service. The Bank has begun to place certain of these capitalized assets in service in 2018 and anticipates that the remaining capitalized assets will be placed in service in the second half of 2018 through early 2019.
Income Tax Expense. Income tax expense for continuing operations for the six months ended June 30, 2018 was $23.4 million, which included a $12.7 million expense related to the sale of Anchor. The effective tax rate for continuing operations for the six months ended June 30, 2018 was 44.3%, compared to an effective tax rate of 30.0% for the same period in 2017. The effective tax rate for 2018 was higher than 2017 primarily due to the sale of Anchor, partially offset by the reduction in the federal corporate tax rate from 35% to 21% as a result of the impact of the Tax Act that was enacted on December 22, 2017. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 9: Income Taxes” for further detail.

Financial Condition

Condensed Consolidated Balance Sheets and Discussion

	June 30, 2018	December 31, 2017	Increase/ (decrease)	% Change
	(In thousands)
Assets:
Total cash and investments	$1,590,588	$1,425,418	$165,170	12%
Loans held for sale	4,622	4,697	(75)	(2)%
Total loans	6,767,123	6,505,028	262,095	4%
Less: Allowance for loan losses	73,464	74,742	(1,278)	(2)%
Net loans	6,693,659	6,430,286	263,373	4%
Goodwill and intangible assets, net	90,182	91,681	(1,499)	(2)%
Total other assets	337,152	359,662	(22,510)	(6)%
Total assets	$8,716,203	$8,311,744	$404,459	5%
Liabilities and Equity:
Deposits	$6,620,179	$6,510,246	$109,933	2%
Total borrowings	1,222,125	862,213	359,912	42%
Total other liabilities	129,175	135,880	(6,705)	(5)%
Total liabilities	7,971,479	7,508,339	463,140	6%
Redeemable Noncontrolling Interests (“RNCI”)	10,747	17,461	(6,714)	(38)%
Total shareholders’ equity	733,977	785,944	(51,967)	(7)%
Total liabilities, RNCI and shareholders’ equity	$8,716,203	$8,311,744	$404,459	5%
Total Assets. Total assets increased $0.4 billion, or 5%, to $8.7 billion at June 30, 2018 from $8.3 billion at December 31, 2017, primarily driven by increases in total cash and investments and total loans.
Cash and Investments. Total cash and investments (consisting of cash and cash equivalents, investment securities, and stock in the FHLB and the FRB) increased $165.2 million, or 12%, from December 31, 2017. Total cash and investments represent 18% of total assets at June 30, 2018 and 17% of total assets at December 31, 2017. The increase on a point in time basis was primarily driven by an increase of $244.0 million in cash related to deposit inflows during the end of the second quarter of 2018 and cash received from the sale of Anchor, partially offset by cash used to redeem the 6.95% Non-Cumulative Perpetual Preferred Stock, Series D (“the Series D preferred stock”). The increase in cash was partially offset by a decrease of $93.4 million in available-for-sale securities. A large portion of the deposit inflows were within the last few days of the quarter, as reflected by the decrease in the average cash and investments balances in the average balance sheet during the quarter.
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
Investment maturities, redemptions, principal payments, and sales of securities, net of purchases, provided $64.0 million of cash proceeds during the six months ended June 30, 2018, compared to $75.8 million in the same period of 2017. Net proceeds are generally used to purchase new investments or fund a portion of loan growth. The timing of sales and reinvestments is based on various factors, including management’s evaluation of interest rate trends, credit risk, and the Company’s liquidity. The Company’s available-for-sale investment portfolio carried a total of $2.0 million of unrealized gains and $34.8 million of unrealized losses at June 30, 2018, compared to $5.1 million of unrealized gains and $17.2 million of unrealized losses at December 31, 2017.
No impairment losses were recognized through earnings related to investment securities during the six months ended June 30, 2018 and 2017. The total amount of unrealized losses was primarily due to changes in interest rates since the securities were purchased and not credit quality.

Additionally, at June 30, 2018 and December 31, 2017, the Company held $79.0 million and $74.6 million, respectively, of held-to-maturity securities at amortized cost. All of the held-to-maturity securities were U.S. Treasury securities and mortgage-backed securities guaranteed by the U.S. government, U.S. government agencies, or government-sponsored entities.
See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 4: Investments” for further details of the Company’s investment securities.
Loans held for sale. Loans held for sale at June 30, 2018 decreased $0.1 million, or 2%, compared to the balance at December 31, 2017. The balance of loans held for sale usually relates to the timing and volume of residential loans originated for sale and the ultimate sale transaction which is typically executed within a short time following the loan origination. From time to time, the Company may also sell loans that have been held in the loan portfolio. The sale of such loans may improve the Bank’s liquidity and capital position or may provide the Bank additional flexibility for more profitable and strategic future lending opportunities.
Goodwill and intangible assets, net. Goodwill and intangible assets, net at June 30, 2018 decreased $1.5 million, or 2%, compared to the balance at December 31, 2017 due to amortization of intangible assets. There was no change to goodwill during the six months ended June 30, 2018.
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
Total other assets. Total other assets, as presented in the table above, consists of the following line items from the consolidated balance sheet: other real estate owned (“OREO”), if any; premises and equipment; fees receivable; accrued interest receivable; deferred income taxes, net; and other assets, including assets held for sale, if any. Total other assets at June 30, 2018 decreased $22.5 million, or 6%, compared to the balance at December 31, 2017. These changes resulted from the following factors:

•
Other assets, which consist primarily of BOLI, investment in partnerships, prepaid expenses, the fair value of interest rate derivatives, other receivables, and assets held for sale, if any, decreased $29.3 million, or 11%, to $230.2 million at June 30, 2018 from $259.5 million at December 31, 2017. The decrease was primarily due to the divestiture of Anchor in the second quarter of 2018 out of assets held for sale which was partially offset by the $15.4 million receivable for future revenue share with Anchor as part of the divestiture agreement.

•
Deferred income taxes, net, decreased $2.7 million, or 9%, to $26.3 million at June 30, 2018 from $29.0 million at December 31, 2017. The decrease was primarily driven by deferred income tax expense, partially offset by the current year tax effect of other comprehensive income/ (loss). At June 30, 2018, no valuation allowance on the net deferred tax asset was required due primarily to the expectation of future taxable income. The Company’s use of these deferred tax benefits may depend on a number of factors including future changes in laws or regulations relating to tax rates, tax credits, tax deductions, and net operating losses.

•
Premises and equipment increased $8.8 million, or 23%, to $46.4 million at June 30, 2018 from $37.6 million at December 31, 2017. In 2017, the Bank began working on an initiative to upgrade its information technology. The increase was primarily due to expenditures related to this initiative. Generally the expenditures in the preliminary project stage were expensed as incurred. Other expenditures related to the application development stage have been capitalized. The capitalized expenditures will be depreciated over the useful life of the asset when the asset is placed in service. The capitalized assets will be placed in service beginning in early 2018 through 2019.

Deposits. Deposits at June 30, 2018 increased $109.9 million, or 2%, compared to the balance at December 31, 2017, primarily due to significant deposit inflows during the end of the second quarter of 2018. Although deposits increased on a point in time basis due to deposit inflows near the end of the second quarter of 2018, average deposits for the three months ended June 30, 2018 decreased 2% from the same period in 2017 and average deposits for the six months ended June 30, 2018 decreased 1% from the same period in 2017 as shown in the average balance sheet. For further details, see “Results of Operations” above.

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
The following table presents the composition of the Company’s deposits at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Balance	as a % of total	Balance	as a % of total
	(In thousands)
Demand deposits (noninterest-bearing)	$2,089,373	32%	$2,025,690	31%
NOW (1)	635,841	10%	645,361	10%
Savings	73,675	1%	70,935	1%
Money market (1)	3,128,211	47%	3,121,811	48%
Certificates of deposit under $100,000 (1)	255,976	4%	250,070	4%
Certificates of deposit $100,000 or more to less than $250,000	84,344	1%	82,665	1%
Certificates of deposit $250,000 or more	352,759	5%	313,714	5%
Total deposits	$6,620,179	100%	$6,510,246	100%
_____________________

(1)	Includes brokered deposits of $706.7 million and $780.2 million at June 30, 2018 and December 31, 2017, respectively.
Total borrowings. Total borrowings (consisting of securities sold under agreements to repurchase, federal funds purchased (if any), FHLB borrowings, and junior subordinated debentures) at June 30, 2018 increased $359.9 million, or 42%, compared to the balance at December 31, 2017.

•
FHLB borrowings increased $363.3 million, or 52%, to $1.1 billion at June 30, 2018 from $693.7 million at December 31, 2017. The increase was primarily due to asset liability management considerations in order to fund additional loan growth. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth and to manage interest rate risk, but can also be used as an additional source of liquidity for the Bank.

•
From time to time, the Company purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. At June 30, 2018, the Company had no federal funds purchased outstanding. The Company had $30.0 million in federal funds purchased outstanding at December 31, 2017.

•
Repurchase agreements increased $26.7 million to $58.8 million at June 30, 2018 from $32.2 million at December 31, 2017. Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature.

Total other liabilities. Total other liabilities, which consist primarily of accrued interest, accrued bonus, interest rate derivatives, and other accrued expenses, at June 30, 2018 decreased $6.7 million, or 5%, compared to the balance at December 31, 2017. The decrease was primarily driven by the payment in the first quarter of 2018 of accrued variable compensation, bonuses and employee benefits that had been accrued for at December 31, 2017, partially offset by an increase in accrued interest. Total other liabilities at December 31, 2017 also included liabilities held for sale related to Anchor, which were removed when Anchor was sold in April 2018.

Loan Portfolio and Credit Quality
Loans. Total portfolio loans increased $262.1 million, or 4%, to $6.8 billion, or 78% of total assets, at June 30, 2018, from $6.5 billion, or 78% of total assets, at December 31, 2017. The following table presents a summary of the loan portfolio based on the portfolio segment and changes in balances as of the dates indicated:

	June 30, 2018	December 31, 2017	$ Change	% Change
	(In thousands)
Commercial and industrial	$583,193	$520,992	$62,201	12%
Commercial tax-exempt	438,882	418,698	20,184	5%
Total commercial and industrial	1,022,075	939,690	82,385	9%
Commercial real estate	2,504,521	2,440,220	64,301	3%
Construction and land	172,024	164,990	7,034	4%
Residential	2,808,206	2,682,533	125,673	5%
Home equity	91,801	99,958	(8,157)	(8)%
Consumer and other	168,496	177,637	(9,141)	(5)%
Total loans	$6,767,123	$6,505,028	$262,095	4%
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
The Bank’s commercial real estate loan portfolio, the largest portfolio segment after residential, includes loans secured by the following types of collateral as of the dates indicated:

	June 30, 2018	December 31, 2017
	(In thousands)
Multifamily and residential investment	$738,157	$729,792
Retail	638,496	634,843
Office and medical	551,514	543,894
Manufacturing, industrial, and warehouse	203,738	197,950
Hospitality	192,665	148,354
Other	179,951	185,387
Commercial real estate	$2,504,521	$2,440,220

Geographic concentration. The following tables present the Company’s outstanding loan balance concentrations at the dates indicated based on the location of the regional offices to which they are attributed.

	As of June 30, 2018
	New England		San Francisco Bay Area		Southern California		Total
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
Commercial and industrial	$481,081	7%	$35,220	1%	$66,892	1%	$583,193	9%
Commercial tax-exempt	332,572	5%	94,959	1%	11,351	—%	438,882	6%
Commercial real estate	1,069,942	16%	739,769	11%	694,810	10%	2,504,521	37%
Construction and land	88,068	1%	37,783	1%	46,173	1%	172,024	3%
Residential	1,643,039	24%	533,394	8%	631,773	10%	2,808,206	42%
Home equity	61,125	1%	17,366	—%	13,310	—%	91,801	1%
Consumer and other	145,726	2%	14,659	—%	8,111	—%	168,496	2%
Total loans (1)	$3,821,553	56%	$1,473,150	22%	$1,472,420	22%	$6,767,123	100%

	As of December 31, 2017
	New England		San Francisco Bay Area		Southern California		Total
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
Commercial and industrial	$438,322	7%	$23,311	—%	$59,359	1%	$520,992	8%
Commercial tax-exempt	305,792	5%	101,340	1%	11,566	—%	418,698	6%
Commercial real estate	1,002,092	15%	725,454	11%	712,674	11%	2,440,220	37%
Construction and land	86,874	1%	27,891	1%	50,225	1%	164,990	3%
Residential	1,598,072	24%	512,189	8%	572,272	9%	2,682,533	41%
Home equity	67,435	1%	22,462	1%	10,061	—%	99,958	2%
Consumer and other	149,022	3%	14,707	—%	13,908	—%	177,637	3%
Total loans (1)	$3,647,609	56%	$1,427,354	22%	$1,430,065	22%	$6,505,028	100%
________________________

(1)	Regional percentage totals may not reconcile due to rounding.
Allowance for loan losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and totaled $73.5 million and $74.7 million as of June 30, 2018 and December 31, 2017, respectively.
The allowance for loan losses decreased $1.2 million to $73.5 million, or 1.09% of total loans, as of June 30, 2018 from $74.7 million, or 1.15% of total loans, as of December 31, 2017. The decrease in the overall allowance for loan losses was due to a decline in criticized loans and a decline in loss factors, partially offset by loan growth and the mix in the loan portfolio. The provision for loan losses in the second quarter of 2018 was primarily driven by loan growth, partially offset by a decline in criticized loans and improved loss rates. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 7: Allowance for Loan Losses” for an analysis of the Company’s allowance for loan losses.
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

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net loans (charged-off)/ recovered:
New England	$(73)	$667	$(358)	$746
San Francisco Bay Area	91	2,856	158	2,891
Southern California	95	(431)	264	(410)
Total net loans (charged-off)/ recovered	$113	$3,092	$64	$3,227
There were $0.1 million in net recoveries recorded in the second quarter of 2018, compared to $3.1 million of net recoveries for the same period of 2017.
The Company believes that commercial loans represent the greatest risk of loss due to the size and nature of these loans and the related collateral, if applicable. Local economic and business conditions in the markets where our offices are located have a significant impact on our commercial loan customers and their ability to service their loans.
Nonperforming assets. The Company’s nonperforming assets include nonaccrual loans and OREO, if any. OREO, if any, consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of deeds in lieu of foreclosure. As of June 30, 2018, nonperforming assets totaled $15.8 million, or 0.18% of total assets, an increase of $1.5 million, or 10%, compared to $14.3 million, or 0.17% of total assets, as of December 31, 2017.
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest in accordance with the contractual terms of the loan agreement is in doubt. Despite a loan having a current payment status, if the Bank has reason to believe it may not collect all principal and interest on the loan in accordance with the related contractual terms, the Bank will generally discontinue the accrual of interest income and will apply any future interest payments received to principal. Of the $15.7 million of loans on nonaccrual status as of June 30, 2018, $3.0 million, or 19%, had a current payment status, $1.1 million, or 7%, were 30-89 days past due, and $11.6 million, or 74%, were 90 days or more past due. Of the $14.3 million of loans on nonaccrual status as of December 31, 2017, $1.3 million, or 9%, had a current payment status, $3.4 million, or 24%, were 30-89 days past due, and $9.6 million, or 67%, were 90 days or more past due.
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
Delinquencies. The past due status of a loan is determined in accordance with its contractual repayment terms. All loan types are reported past due when one scheduled payment is due and unpaid for 30 days or more. Loans 30-89 days past due decreased $20.1 million, or 80%, to $5.0 million as of June 30, 2018 from $25.0 million as of December 31, 2017, with the decrease primarily due to the number of days in June as compared to the number of days in December. Loan delinquencies can be attributed to many factors, such as continuing weakness in, or deteriorating, economic conditions in the region in which the collateral is located, the loss of a tenant or lower lease rates for commercial borrowers, or the loss of income for consumers and the resulting liquidity impacts on the borrowers. Further deterioration in the credit condition of these delinquent loans could lead to the loans going to nonaccrual status and/or being downgraded. Downgrades would generally result in additional provision for loan losses. Past due loans may be included with accruing substandard loans.
In certain instances, although very infrequently, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans 90 days or more past due, but still accruing, as of June 30, 2018 and December 31, 2017.

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
Impaired loans individually evaluated for impairment in the allowance for loan losses totaled $23.7 million as of June 30, 2018, an increase of $1.1 million, or 5%, compared to $22.6 million as of December 31, 2017. As of June 30, 2018, $8.3 million of the individually evaluated impaired loans had $1.0 million in specific reserve allocations. The remaining $15.4 million of individually evaluated impaired loans did not have specific reserve allocations due to the adequacy of collateral, prior charge-offs taken, interest collected and applied to principal, or a combination of these items. As of December 31, 2017, $8.1 million of individually evaluated impaired loans had $0.7 million in specific reserve allocations, and the remaining $14.5 million of individually evaluated impaired loans did not have specific reserve allocations.
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. As of June 30, 2018 and December 31, 2017, TDRs totaled $12.9 million and $13.6 million, respectively. As of June 30, 2018, $10.7 million of the $12.9 million in TDRs were on accrual status. As of December 31, 2017, $11.1 million of the $13.6 million in TDRs were on accrual status.
Potential Problem Loans. Loans that evidence weakness or potential weakness related to repayment history, the borrower’s financial condition, or other factors are reviewed by the Bank’s management to determine if the loan should be adversely classified. Delinquent loans may or may not be adversely classified depending upon management’s judgment with respect to each individual loan. The Bank classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators. Potential problem loans consist of accruing classified loans where known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in classification of such loans as nonperforming at some time in the future. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Triggering events for loan downgrades include updated appraisal information, inability of borrowers to cover debt service payments, loss of tenants or notification by the tenant of non-renewal of lease, inability of borrowers to sell completed construction projects, and the inability of borrowers to sell properties. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, be restructured, or require increased allowance coverage and provision for loan losses.

As of June 30, 2018, the Bank has identified $45.5 million in potential problem loans, a decrease of $7.9 million, or 15%, compared to $53.4 million as of December 31, 2017. Numerous factors impact the level of potential problem loans including economic conditions and real estate values. These factors affect the borrower’s liquidity and, in some cases, the borrower’s ability to comply with loan covenants such as debt service coverage. For instance, when there is a loss of a major tenant in a commercial real estate building, the appraised value of the building generally declines. Loans may be downgraded when this occurs as a result of the additional risk to the borrower in obtaining a new tenant in a timely manner and negotiating a lease with similar or better terms than the previous tenant. In many cases, these loans are still current and paying as agreed, although future performance may be impacted.
The following table presents a rollforward of nonaccrual loans for the three and six months ended June 30, 2018 and 2017:

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Nonaccrual loans, beginning of period	$16,380	$20,945	$14,295	$17,315
Transfers in to nonaccrual status	680	2,536	4,918	7,716
Transfers out to OREO	(108)	—	(108)	—
Transfers out to accrual status	(905)	(970)	(1,792)	(1,540)
Charge-offs	(140)	(458)	(514)	(458)
Paid off/ paid down	(256)	(5,877)	(1,148)	(6,857)
Nonaccrual loans, end of period	$15,651	$16,176	$15,651	$16,176

The following table presents a summary of credit quality by geography, based on the location of the regional offices:

	June 30, 2018	December 31, 2017
	(In thousands)
Nonaccrual loans:
New England	$7,282	$6,061
San Francisco Bay Area	1,319	1,473
Southern California	7,050	6,761
Total nonaccrual loans	$15,651	$14,295
Loans 30-89 days past due and accruing:
New England	$4,653	$19,725
San Francisco Bay Area	—	1,911
Southern California	324	3,412
Total loans 30-89 days past due	$4,977	$25,048
Accruing classified loans:
New England	$11,493	$10,911
San Francisco Bay Area	12,766	11,615
Southern California	21,194	30,826
Total accruing classified loans	$45,453	$53,352

The following table presents a summary of credit quality by loan type. The loan type assigned to the credit quality data is based on the purpose of the loan.

	June 30, 2018	December 31, 2017
	(In thousands)
Nonaccrual loans:
Commercial and industrial	$1,412	$748
Commercial tax-exempt	—	—
Commercial real estate	1,838	1,985
Construction and land	—	110
Residential	9,610	8,470
Home equity	2,789	2,840
Consumer and other	2	142
Total nonaccrual loans	$15,651	$14,295
Loans 30-89 days past due and accruing:
Commercial and industrial	$521	$11,752
Commercial tax-exempt	—	—
Commercial real estate	—	4,043
Construction and land	—	—
Residential	3,641	8,874
Home equity	812	355
Consumer and other	3	24
Total loans 30-89 days past due	$4,977	$25,048
Accruing classified loans:
Commercial and industrial	$7,602	$10,951
Commercial tax-exempt	—	—
Commercial real estate	29,259	34,455
Construction and land	7,264	6,596
Residential	1,326	1,349
Home equity	—	—
Consumer and other	2	1
Total accruing classified loans	$45,453	$53,352

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

The following table presents certain liquidity measurements as of the dates indicated:

	June 30, 2018	December 31, 2017	$ Change	% Change
	(In thousands)
Cash and cash equivalents	$364,539	$120,541	$243,998	nm
Investment securities available-for-sale	1,076,967	1,170,328	(93,361)	(8)%
LESS: Securities pledged against current borrowings and derivatives	(65,724)	(38,779)	(26,945)	69%
Subtotal	$1,375,782	$1,252,090	$123,692	10%
As a percent of assets	16%	15%

Access to additional FHLB borrowings	858,062	1,228,008	(369,946)	(30)%
Subtotal	$2,233,844	$2,480,098	$(246,254)	(10)%
As a percent of assets	26%	30%
As a percent of deposits	34%	38%
_____________________
nm = not meaningful
At June 30, 2018, the Company’s cash and cash equivalents amounted to $364.5 million. The Holding Company’s cash and cash equivalents amounted to $54.5 million at June 30, 2018. Management believes that the Holding Company and its affiliates, including the Bank, have adequate liquidity to meet their commitments for the foreseeable future.
Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At June 30, 2018, consolidated cash and cash equivalents and investment securities available-for-sale, less securities pledged against current borrowings and derivatives, amounted to $1.4 billion, or 16% of total assets, compared to $1.3 billion, or 15% of total assets, at December 31, 2017. Future loan growth may depend upon the Company’s ability to grow its core deposit levels. In addition, the Company has access to available borrowings through the FHLB totaling $858.1 million at June 30, 2018, which decreased from $1.2 billion at December 31, 2017, as the Company increased its usage of FHLB borrowings in 2018. Combined, this liquidity totals $2.2 billion, or 26% of assets and 34% of deposits, as of June 30, 2018, compared to $2.5 billion, or 30% of assets and 38% of deposits, at December 31, 2017.
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
Holding Company Liquidity. The Company and some of the Company’s majority-owned affiliates hold put and call options that would require the Company to purchase (and the noncontrolling interest owners of the majority-owned affiliates to sell) the remaining noncontrolling interests in these companies at either a contractually predetermined fair value, a multiple of EBITDA, or fair value, as determined by the respective agreements. At June 30, 2018, the estimated maximum redemption value for these affiliates related to outstanding put options was $10.7 million, all of which could be redeemed within the next 12 months, under certain circumstances, and is classified on the consolidated balance sheets as redeemable noncontrolling interests. These put and call options are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data - Note 14: Noncontrolling Interests” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The Holding Company’s primary sources of funds are dividends from its affiliates and access to the capital and debt markets. The Holding Company recognized $1.7 million in net income from discontinued operations during the six months ended June 30, 2018 as the final payment related to a revenue sharing agreement with Westfield. The Company will not receive additional income from Westfield now that the final payment has been received. Although not a primary source of funds, the Holding Company has generated liquidity from the sale of affiliates in the past and also generated additional funds at the time of the Anchor sale closing in April 2018. Pursuant to the Anchor sale agreement, the Holding Company will be entitled to future revenue sharing payments that have a net present value of $15.4 million in addition to the $34.2 million of cash received at the time of the sale closing in April 2018. The company expects to receive $1.2 million over the remaining six months of 2018 related to the revenue sharing agreement with Anchor, a portion of which will be recorded as miscellaneous income. The Company also incurred a tax liability of $12.7 million attributable to the transaction, which is primarily the result of a book-to-tax basis difference associated with nondeductible goodwill.
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
The Company is required to pay interest quarterly on its junior subordinated debentures. The estimated cash outlay for the remaining six months of 2018 for the interest payments is approximately $2.2 million based on the debt outstanding at June 30, 2018 and estimated London Interbank Offered Rate (“LIBOR”). LIBOR is expected to be phased out as an index by the end of 2021. The Company is currently evaluating alternatives to the LIBOR index.
The Company presently plans to pay cash dividends on its common stock on a quarterly basis dependent upon a number of factors such as profitability, Holding Company liquidity, and the Company’s capital levels. However, the ultimate declaration of dividends by the Board of Directors of the Company will depend on consideration of, among other things, recent financial trends and internal forecasts, regulatory limitations, alternative uses of capital deployment, general economic conditions, and regulatory changes to capital requirements. Additionally, the Company is required to inform and consult with the Federal Reserve in advance of declaring a dividend that exceeds earnings for the period for which the dividend is being paid. Based on the current quarterly dividend rate of $0.12 per share, as announced by the Company on January 17, 2018, and estimated shares outstanding, the Company estimates that the amount to be paid out for dividends to common shareholders in the remaining six months of 2018 will be approximately $20.4 million. The estimated dividend payments in 2018 could increase or decrease if the Company’s Board of Directors votes to increase or decrease, respectively, the current dividend rate, and/or the number of shares outstanding changes significantly.

The Series D preferred stock was callable by the Company beginning in June 2018. On June 15, 2018, the Company redeemed all $50 million of the outstanding Series D preferred stock. There will therefore be no additional outlay for cash dividends on the Series D preferred stock for the remaining six months of 2018.
In the first quarter of 2018, the Company’s Board of Directors approved, and the Company received regulatory non-objection for, a share repurchase program of up to $20.0 million of the Company’s outstanding common shares. Under the program, shares may be repurchased from time to time in the open market for a two-year period. As of June 30, 2018, the full $20.0 million remains available for repurchase. The amount and timing of repurchases will be based on the Company’s continuous evaluation of the program.
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
From time to time, the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. At June 30, 2018, the Bank had unused federal fund lines of credit totaling $515.0 million, compared to $435.0 million at December 31, 2017, with correspondent institutions to provide it with immediate access to overnight borrowings. At June 30, 2018, the Bank had no outstanding borrowings under the federal fund lines with these correspondent institutions and had $30.0 million of outstanding borrowings under the federal fund lines at December 31, 2017. Certain liquidity sources, such as federal funds lines, may be withdrawn by the correspondent bank at any time especially in the event of financial deterioration of the institution.
The Bank has also negotiated brokered deposit agreements with several institutions that have nationwide distribution capabilities. The Bank also participates in deposit placement services that can be used to provide customers to expanded deposit insurance coverage. At June 30, 2018, the Bank had $706.7 million of brokered deposits outstanding under these agreements, compared to $780.2 million at December 31, 2017.
If the Bank is no longer able to utilize the FHLB for borrowing, collateral currently used for FHLB borrowings could be transferred to other facilities such as the FRB’s discount window. In addition, the Bank could increase its usage of brokered deposits. Other borrowing arrangements may have higher rates than the FHLB would typically charge.

Capital Resources
Total shareholders’ equity at June 30, 2018 was $734.0 million, compared to $785.9 million at December 31, 2017, a decrease of $52.0 million. The decrease in shareholders’ equity was primarily the result of the redemption of the Series D preferred stock, dividends paid, and the change in accumulated other comprehensive income/ (loss), partially offset by net income.
The Company currently has one class of warrants to purchase common stock outstanding. These warrants were initially issued to the U.S. Department of the Treasury (the “TARP warrants”). As of June 30, 2018, 1.2 million TARP warrants at a strike price of $8.00 per share were outstanding, before adjusting for dividends paid on the Company’s common stock in excess of $0.01 per share. The TARP warrants expire in November 2018. The Company expects all of the TARP warrants to be exercised between now and the expiration date, as they are in-the-money. The number of shares of common stock to be issued, and the amount of cash to be received, from the exercise of the TARP warrants is dependent upon the price of the Company’s common stock on the date of exercise and whether the holder of the warrants being exercised elects a cash or cashless exercise.
The Company and the Bank are subject to capital rules issued by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Under these rules, the Company and the Bank are each required to maintain a minimum common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0%, and a minimum Tier 1 leverage ratio of 4.0%. Additionally, subject to a transition schedule, these rules require the Company and the Bank to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk-weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases.
A Federal Reserve-supervised institution, such as the Bank, is considered “well capitalized” if it (i) has a total capital to risk-weighted assets ratio of 10.0% or greater; (ii) a Tier 1 capital to risk-weighted assets ratio of 8.0% or greater; (iii) a common equity Tier 1 capital ratio to risk-weighted assets of 6.5% or greater; (iv) a Tier 1 leverage ratio of 5.0% or greater; and (iv) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. The Bank is currently considered “well capitalized” under all regulatory definitions.
The following table presents the Company’s and the Bank’s regulatory capital and related ratios as of June 30, 2018 and December 31, 2017. Also presented are the minimum requirements established by the Federal Reserve and the FDIC as of those dates for the Company and the Bank, respectively, to meet applicable capital requirements and the requirements of the FDIC as of those dates for the Bank to be considered “well capitalized” under all regulatory definitions. The Federal Reserve and the Massachusetts Division of Banks may impose higher capital ratios than those listed below based upon the results of regulatory exams.

	Actual		For capital adequacy purposes (at least)		To be well capitalized under prompt corrective action provisions (at least)		Minimum capital ratio with capital conservation buffer (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Ratio
	(In thousands)
As of June 30, 2018
Common equity tier 1 risk-based capital
Company	$665,628	10.90%	$274,706	4.5%	n/a	n/a	7.0%
Boston Private Bank	718,886	11.80	274,040	4.5	$395,835	6.5%	7.0
Tier 1 risk-based capital
Company	767,263	12.57	366,275	6.0	n/a	n/a	8.5
Boston Private Bank	718,886	11.80	365,386	6.0	487,181	8.0	8.5
Total risk-based capital
Company	842,299	13.80	488,367	8.0	n/a	n/a	10.5
Boston Private Bank	793,698	13.03	487,181	8.0	608,977	10.0	10.5
Tier 1 leverage capital
Company	767,263	9.21	244,183	4.0	n/a	n/a	4.0
Boston Private Bank	718,886	8.69	331,063	4.0	413,829	5.0	4.0

As of December 31, 2017
Common equity tier 1 risk-based capital
Company	$607,800	10.32%	$265,153	4.5%	n/a	n/a	7.0%
Boston Private Bank	694,201	11.83	264,028	4.5	$381,373	6.5%	7.0
Tier 1 risk-based capital
Company	758,089	12.87	353,537	6.0	n/a	n/a	8.5
Boston Private Bank	694,201	11.83	352,037	6.0	469,382	8.0	8.5
Total risk-based capital
Company	832,182	14.12	471,383	8.0	n/a	n/a	10.5
Boston Private Bank	767,576	13.08	469,382	8.0	586,728	10.0	10.5
Tier 1 leverage capital
Company	758,089	9.34	324,725	4.0	n/a	n/a	4.0
Boston Private Bank	694,201	8.63	321,920	4.0	402,400	5.0	4.0
_____________________
n/a    not applicable

(1)
Required capital ratios with the fully phased-in capital conservation buffer added to the minimum risk-based capital ratios. The fully phased-in ratios are effective for 2019, with lower requirements during the transition years 2016 through 2018.

The Company has sponsored the creation of two statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. In accordance with ASC 810-10-55, Consolidation - Overall - Implementation Guidance and Illustrations - Variable Interest Entities, these statutory trusts created by the Company are not consolidated into the Company’s financial statements; however, the Company reflects the amounts of junior subordinated debentures payable to the preferred stockholders of statutory trusts as debt in its financial statements. As of both June 30, 2018 and December 31, 2017, all $100.0 million of the net balance of these trust preferred securities qualified as Tier 1 capital.

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
Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of June 30, 2018 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries, was made known to the certifying officers by others within the Company and its consolidated subsidiaries in the reports that it files or submits under the Exchange Act and is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. On a quarterly basis, the Company evaluates the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.
(b) Change in internal controls over financial reporting.
There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities of the Company in the second quarter of 2018.
There were no repurchases of the Company’s outstanding common shares in the second quarter of 2018.

On March 28, 2018, the Company received a notice of non-objection from the Federal Reserve Bank of Boston for a share repurchase program of up to $20 million of the Company’s outstanding common shares. Under the program, shares may be repurchased from time to time in the open market in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations, for a two-year period. The program does not obligate the Company to purchase any shares. The repurchases will be funded from cash on hand, proceeds from potential debt or other capital markets sources. The share repurchase program may be suspended or discontinued at any time without prior notice. The Company’s Board of Directors approved the program, subject to regulatory non-objection, on February 26, 2018.
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

/s/ CLAYTON G. DEUTSCH
August 1, 2018	Clayton G. Deutsch
Chief Executive Officer

/s/ STEVEN M. GAVEN
August 1, 2018	Steven M. Gaven
Executive Vice President, Chief Financial Officer