Form 10-Q
period 2018-09-30
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2018-11-05
CIK 821127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Registrant’s telephone number, including area code: (617) 912-1900
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 2, 2018:

Common Stock, Par Value $1.00 Per Share	84,377,380
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION, ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)
	September 30, 2018	December 31, 2017
	(In thousands, except share and per share data)
Assets:
Cash and cash equivalents	$92,634	$120,541
Investment securities available-for-sale (amortized cost of $1,101,756 and $1,182,427 at September 30, 2018 and December 31, 2017, respectively)	1,063,340	1,170,328
Investment securities held-to-maturity (fair value of $72,927 and $73,781 at September 30, 2018 and December 31, 2017, respectively)	75,468	74,576
Stock in Federal Home Loan Bank and Federal Reserve Bank	48,727	59,973
Loans held for sale	3,344	4,697
Total loans	6,720,420	6,505,028
Less: Allowance for loan losses	73,500	74,742
Net loans	6,646,920	6,430,286
Other real estate owned (“OREO”)	108	—
Premises and equipment, net	47,399	37,640
Goodwill	75,598	75,598
Intangible assets, net	13,834	16,083
Fees receivable	10,445	11,154
Accrued interest receivable	24,641	22,322
Deferred income taxes, net	27,833	29,031
Other assets	245,549	259,515
Total assets	$8,375,840	$8,311,744
Liabilities:
Deposits	$6,768,723	$6,510,246
Securities sold under agreements to repurchase	39,453	32,169
Federal funds purchased	120,000	30,000
Federal Home Loan Bank borrowings	441,836	693,681
Junior subordinated debentures	106,363	106,363
Other liabilities	149,770	135,880
Total liabilities	7,626,145	7,508,339
Redeemable Noncontrolling Interests	11,686	17,461
Shareholders’ Equity:
Preferred stock, $1.00 par value; authorized: 2,000,000 shares; Series D, 6.95% Non-Cumulative Perpetual, issued and outstanding: zero shares at September 30, 2018 and 50,000 shares at December 31, 2017; liquidation preference: $1,000 per share	—	47,753
Common stock, $1.00 par value; authorized: 170,000,000 shares; issued and outstanding: 84,602,519 shares at September 30, 2018 and 84,208,538 shares at December 31, 2017	84,603	84,208
Additional paid-in capital	614,157	607,929
Retained earnings	64,618	49,526
Accumulated other comprehensive income/ (loss)	(27,578)	(8,658)
Total Company’s shareholders’ equity	735,800	780,758
Noncontrolling interests	2,209	5,186
Total shareholders’ equity	738,009	785,944
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$8,375,840	$8,311,744
See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$68,254	$58,096	$193,231	$169,468
Taxable investment securities	1,510	1,569	4,521	4,831
Non-taxable investment securities	1,779	1,664	5,261	4,925
Mortgage-backed securities	2,941	3,267	9,168	10,266
Short-term investments and other	1,617	916	3,831	2,347
Total interest and dividend income	76,101	65,512	216,012	191,837
Interest expense:
Deposits	11,487	5,356	26,376	14,836
Federal Home Loan Bank borrowings	3,877	2,657	11,668	7,257
Junior subordinated debentures	1,028	761	2,882	2,148
Repurchase agreements and other short-term borrowings	68	111	517	182
Total interest expense	16,460	8,885	41,443	24,423
Net interest income	59,641	56,627	174,569	167,414
Provision/ (credit) for loan losses	(949)	(432)	(2,291)	(6,727)
Net interest income after provision/ (credit) for loan losses	60,590	57,059	176,860	174,141
Fees and other income:
Investment management fees	3,245	11,274	18,897	33,194
Wealth advisory fees	13,995	13,279	41,200	39,063
Wealth management and trust fees	11,510	11,619	34,830	33,606
Other banking fee income	2,775	2,726	7,793	6,384
Gain on sale of loans, net	67	169	204	366
Gain/ (loss) on sale of investments, net	—	230	(17)	486
Gain/ (loss) on OREO, net	—	—	—	(46)
Other	722	970	1,245	1,738
Total fees and other income	32,314	40,267	104,152	114,791
Operating expense:
Salaries and employee benefits	38,944	44,912	125,461	133,889
Occupancy and equipment	8,164	7,944	24,141	22,412
Professional services	2,877	3,308	8,926	9,728
Marketing and business development	1,710	2,216	5,373	5,847
Information systems	6,233	5,282	18,889	16,161
Amortization of intangibles	750	1,426	2,249	4,278
FDIC insurance	674	647	2,126	2,292
Restructuring	5,763	—	5,763	—
Other	3,442	3,611	10,870	11,340
Total operating expense	68,557	69,346	203,798	205,947
Income before income taxes	24,347	27,980	77,214	82,985
Income tax expense	5,461	8,289	28,886	24,805
Net income from continuing operations	18,886	19,691	48,328	58,180
Net income from discontinued operations	—	1,186	1,696	3,881
Net income before attribution to noncontrolling interests	18,886	20,877	50,024	62,061
(Continued)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Less: Net income attributable to noncontrolling interests	924	1,074	2,942	3,190
Net income attributable to the Company	$17,962	$19,803	$47,082	$58,871
Adjustments to net income attributable to the Company to arrive at net income attributable to common shareholders	$(829)	$(1,146)	$(4,376)	$(2,889)
Net income attributable to common shareholders for earnings per share calculation	$17,133	$18,657	$42,706	$55,982
Basic earnings per share attributable to common shareholders:
From continuing operations:	$0.20	$0.21	$0.49	$0.63
From discontinued operations:	$—	$0.01	$0.02	$0.05
Total attributable to common shareholders:	$0.20	$0.23	$0.51	$0.68
Weighted average basic common shares outstanding	84,017,284	82,556,225	83,544,754	82,270,849
Diluted earnings per share attributable to common shareholders:
From continuing operations:	$0.20	$0.21	$0.48	$0.61
From discontinued operations:	$—	$0.01	$0.02	$0.05
Total attributable to common shareholders:	$0.20	$0.22	$0.50	$0.66
Weighted average diluted common shares outstanding	85,498,568	84,888,311	85,254,295	84,741,172

 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net income attributable to the Company	$17,962	$19,803	$47,082	$58,871
Other comprehensive income/ (loss), net of tax:
Unrealized gain/ (loss) on securities available-for-sale	(4,040)	1,114	(18,888)	7,588
Reclassification adjustment for net realized (gain)/ loss included in net income	—	(141)	—	(293)
Net unrealized gain/ (loss) on securities available-for-sale	(4,040)	973	(18,888)	7,295
Unrealized gain/ (loss) on cash flow hedges	(138)	70	574	(140)
Reclassification adjustment for net realized (gain)/ loss included in net income	(72)	172	(273)	558
Net unrealized gain/ (loss) on cash flow hedges	(210)	242	301	418
Net unrealized gain/ (loss) on other	—	—	1	12
Other comprehensive income/ (loss), net of tax	(4,250)	1,215	(18,586)	7,725
Total comprehensive income attributable to the Company, net	$13,712	$21,018	$28,496	$66,596
 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Non- controlling Interests	Total
	(In thousands, except share data)
Balance, December 31, 2016	$47,753	$83,732	$597,454	$47,929	$(12,548)	$4,161	$768,481
Net income attributable to the Company	—	—	—	58,871	—	—	58,871
Other comprehensive income/ (loss), net	—	—	—	—	7,725	—	7,725
Dividends paid to common shareholders: $0.33 per share	—	—	—	(27,739)	—	—	(27,739)
Dividends paid to preferred shareholders	—	—	—	(2,606)	—	—	(2,606)
Net change in noncontrolling interests	—	—	—	—	—	631	631
Net proceeds from issuance of:
140,284 shares of common stock	—	140	1,461	—	—	—	1,601
90,848 incentive stock grant shares canceled or forfeited and 62,087 shares withheld for employee taxes	—	(153)	(816)	—	—	—	(969)
Exercise of warrants	—	261	1,618	—	—	—	1,879
Amortization of stock compensation and employee stock purchase plan	—	—	6,183	—	—	—	6,183
Stock options exercised	—	102	725	—	—	—	827
Other equity adjustments	—	—	177	—	—	—	177
Balance at September 30, 2017	$47,753	$84,082	$606,802	$76,455	$(4,823)	$4,792	$815,061

Balance, December 31, 2017	$47,753	$84,208	$607,929	$49,526	$(8,658)	$5,186	$785,944
Reclassification due to change in accounting principles	—	—	—	334	(334)	—	—
Net income attributable to the Company	—	—	—	47,082	—	—	47,082
Other comprehensive income/ (loss), net	—	—	—	—	(18,586)	—	(18,586)
Dividends paid to common shareholders: $0.36 per share	—	—	—	(30,586)	—	—	(30,586)
Dividends paid to preferred shareholders	—	—	—	(1,738)	—	—	(1,738)
Net change in noncontrolling interests	—	—	—	—	—	(2,977)	(2,977)
Redemption of Series D preferred stock	(47,753)	—	(2,247)	—	—	—	(50,000)
Repurchase of 137,114 shares of common stock	—	(137)	(1,768)	—	—	—	(1,905)
Net proceeds from issuance of:
142,738 shares of common stock	—	143	1,722	—	—	—	1,865
132,964 incentive stock grant shares canceled or forfeited and 127,894 shares withheld for employee taxes, net of 7,355 shares of incentive stock grants	—	(253)	(1,699)	—	—	—	(1,952)
Exercise of warrants	—	438	(277)	—	—	—	161
Amortization of stock compensation and employee stock purchase plan	—	—	5,131	—	—	—	5,131
Stock options exercised	—	204	1,457	—	—	—	1,661
Other equity adjustments	—	—	3,909	—	—	—	3,909
Balance at September 30, 2018	$—	$84,603	$614,157	$64,618	$(27,578)	$2,209	$738,009

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine months ended September 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income attributable to the Company	$47,082	$58,871
Adjustments to arrive at net income from continuing operations
Net income attributable to noncontrolling interests	2,942	3,190
Less: Net income from discontinued operations	(1,696)	(3,881)
Net income from continuing operations	48,328	58,180
Adjustments to reconcile net income from continuing operations to net cash provided by/ (used in) operating activities:
Depreciation and amortization	17,192	15,835
Net income attributable to noncontrolling interests	(2,942)	(3,190)
Stock compensation, net of cancellations	5,232	6,183
Provision/ (credit) for loan losses	(2,291)	(6,727)
Loans originated for sale	(32,364)	(38,099)
Proceeds from sale of loans held for sale	33,935	39,972
Deferred income tax expense/ (benefit)	8,548	4,141
Net decrease/ (increase) in other operating activities	(14,348)	(9,407)
Net cash provided by/ (used in) operating activities of continuing operations	61,290	66,888
Net cash provided by/ (used in) operating activities of discontinued operations	1,696	3,881
Net cash provided by/ (used in) operating activities	62,986	70,769
Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(63,246)	(138,623)
Sales	51,781	119,238
Maturities, calls, redemptions, and principal payments	86,085	100,065
Investment securities held-to-maturity:
Purchases	(11,876)	(14,945)
Principal payments	10,726	23,541
(Investments)/ distributions in trusts, net	1,252	(747)
Purchase of additional Bank Owned Life Insurance (“BOLI”)	—	(50,000)
(Purchase)/ redemption of Federal Home Loan Bank and Federal Reserve Bank stock	11,246	(17,637)
Net increase in portfolio loans	(217,317)	(298,304)
Proceeds from recoveries of loans previously charged-off	1,578	4,082
Proceeds from sale of OREO	—	1,644
Capital expenditures, net of sale proceeds	(18,349)	(10,769)
Proceeds from sale of affiliate	34,120	—
Net cash provided by/ (used in) investing activities	(114,000)	(282,455)
(Continued)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine months ended September 30,
	2018	2017
Cash flows from financing activities:
Net increase/ (decrease) in deposits	258,477	177,201
Net increase/ (decrease) in securities sold under agreements to repurchase	7,284	279
Net increase/ (decrease) in federal funds purchased	90,000	(10,000)
Net increase/ (decrease) in short-term Federal Home Loan Bank borrowings	(230,000)	110,000
Advances of long-term Federal Home Loan Bank borrowings	91,444	50,110
Repayments of long-term Federal Home Loan Bank borrowings	(113,289)	(81,542)
Redemption of Series D preferred stock	(50,000)	—
Dividends paid to common shareholders	(30,586)	(27,739)
Dividends paid to preferred shareholders	(1,738)	(2,606)
Proceeds from warrant exercises	161	1,879
Repurchase of common stock	(1,905)	—
Proceeds from stock option exercises	1,661	827
Proceeds from issuance of common stock	1,865	1,601
Tax withholding for share based compensation awards	(2,053)	(969)
Distributions paid to noncontrolling interests	(2,848)	(3,197)
Other equity adjustments	4,634	(275)
Net cash provided by/ (used in) financing activities	23,107	215,569
Net increase/ (decrease) in cash and cash equivalents	(27,907)	3,883
Cash and cash equivalents at beginning of year	120,541	106,557
Cash and cash equivalents at end of period	$92,634	$110,440
Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$40,703	$23,681
Cash paid for income taxes, (net of refunds received)	18,898	32,051
Change in unrealized gain/ (loss) on available-for-sale securities, net of tax	(18,888)	7,295
Change in unrealized gain/ (loss) on cash flow hedges, net of tax	301	418
Change in unrealized gain/ (loss) on other, net of tax	1	12
Non-cash transactions:
Loans transferred into other real estate owned from loan portfolio	108	—
Loans charged-off	(529)	(559)

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
The Investment Management segment had two consolidated affiliates, Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”) and Anchor Capital Advisors, LLC (“Anchor”) (together, the “Investment Managers”) included in its results for the first quarter of 2018. The assets and liabilities of Anchor were classified as held for sale as of March 31, 2018 and December 31, 2017. Assets held for sale were $58.8 million at December 31, 2017, and liabilities held for sale were $3.2 million at December 31, 2017. In December 2017, the Company entered into an agreement to sell its entire ownership interest in Anchor in a transaction that would result in Anchor being majority-owned by members of its management team. The transaction closed in April 2018. The Investment Management segment results for the third quarter of 2018 include results from DGHM. The Investment Management segment results for the first nine months of 2018 include results from DGHM for the full period and results from Anchor for the portion of the period before the transaction was closed.
The Wealth Advisory segment has two consolidated affiliates, consisting of KLS Professional Advisors Group, LLC (“KLS”) and Bingham, Osborn & Scarborough, LLC (“BOS”) (together, the “Wealth Advisors” and, together with the Wealth Management and Trust, and Investment Management segments, the “Wealth and Investment businesses”). On October 17, 2018, the Company announced an agreement to sell its entire ownership interest in BOS in a transaction that will result in BOS being majority-owned by members of its management team. The transaction is expected to close in the fourth quarter of 2018. Completion of the transaction is subject to obtaining client consents, as well as satisfaction of other customary closing conditions. As a result, the assets and liabilities of BOS will be classified as held for sale from October 17, 2018 through the date the transaction closes. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 15: Subsequent Event” for further details.
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

•
ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). This amendment requires an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. As a result of the retrospective adoption of this ASU, $256 thousand and $597 thousand for the three and nine months ended September 30, 2017, respectively, have been reclassified from salaries and employee benefits expense to other expense within the Company’s consolidated statement of operations. For the three and nine months ended September 30, 2018, $131 thousand and $411 thousand, respectively, are presented within other expense that would have been presented within salaries and employee benefits prior to adoption of ASU 2017-07.

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

2.    Earnings Per Share
The treasury stock method of calculating earnings per share (“EPS”) is presented below for the three and nine months ended September 30, 2018 and 2017. The following tables present the computations of basic and diluted EPS:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands, except share and per share data)
Basic earnings per share - Numerator:
Net income from continuing operations	$18,886	$19,691	$48,328	$58,180
Less: Net income attributable to noncontrolling interests	924	1,074	2,942	3,190
Net income from continuing operations attributable to the Company	17,962	18,617	45,386	54,990
Decrease/ (increase) in noncontrolling interests’ redemption values (1)	(829)	(278)	(391)	(283)
Dividends on preferred stock (2)	—	(868)	(3,985)	(2,606)
Total adjustments to income attributable to common shareholders	(829)	(1,146)	(4,376)	(2,889)
Net income from continuing operations attributable to common shareholders, treasury stock method	17,133	17,471	41,010	52,101
Net income from discontinued operations	—	1,186	1,696	3,881
Net income attributable to common shareholders, treasury stock method	$17,133	$18,657	$42,706	$55,982

Basic earnings per share - Denominator:
Weighted average basic common shares outstanding	84,017,284	82,556,225	83,544,754	82,270,849
Per share data - Basic earnings per share from:
Continuing operations	$0.20	$0.21	$0.49	$0.63
Discontinued operations	$—	$0.01	$0.02	$0.05
Total attributable to common shareholders	$0.20	$0.23	$0.51	$0.68

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands, except share and per share data)
Diluted earnings per share - Numerator:
Net income from continuing operations attributable to common shareholders, after assumed dilution	$17,133	$17,471	$41,010	$52,101
Net income from discontinued operations	—	1,186	1,696	3,881
Net income attributable to common shareholders, after assumed dilution	$17,133	$18,657	$42,706	$55,982
Diluted earnings per share - Denominator:
Weighted average basic common shares outstanding	84,017,284	82,556,225	83,544,754	82,270,849
Dilutive effect of:
Stock options, performance-based and time-based restricted stock, and performance-based and time-based restricted stock units, and other dilutive securities (3)	853,906	1,233,888	1,052,855	1,333,830
Warrants to purchase common stock (3)	627,378	1,098,198	656,686	1,136,493
Dilutive common shares	1,481,284	2,332,086	1,709,541	2,470,323
Weighted average diluted common shares outstanding (3)	85,498,568	84,888,311	85,254,295	84,741,172
Per share data - Diluted earnings per share from:
Continuing operations	$0.20	$0.21	$0.48	$0.61
Discontinued operations	$—	$0.01	$0.02	$0.05
Total attributable to common shareholders	$0.20	$0.22	$0.50	$0.66
Dividends per share declared and paid on common stock	$0.12	$0.11	$0.36	$0.33
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

(2)
Consideration paid in excess of carrying value for the redemption of the 6.95% Non-Cumulative Perpetual Preferred Stock, Series D (“the Series D preferred stock”) of $2.2 million is considered a deemed dividend and, for purposes of calculating EPS, reduces net income attributable to common shareholders for the three and nine months ended September 30, 2018.

(3)
The diluted EPS computations for the three and nine months ended September 30, 2018 and 2017 do not assume the conversion, exercise, or contingent issuance of the following shares for the following periods because the result would have been anti-dilutive for the periods indicated. As a result of the anti-dilution, the potential common shares excluded from the diluted EPS computation are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Shares excluded due to exercise price exceeding the average market price of common shares during the period (total outstanding):	(In thousands)
Potential common shares from:
Stock options	408	48	226	74
Total shares excluded due to exercise price exceeding the average market price of common shares during the period	408	48	226	74

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
Reconciliation of Reportable Segment Items
The following tables present a reconciliation of the revenues, profits, assets, and other significant items of reportable segments as of and for the three and nine months ended September 30, 2018 and 2017. Interest expense on junior subordinated debentures is reported at the Holding Company.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Private Banking	(In thousands)
Net interest income	$60,551	$57,295	$177,129	$169,334
Fees and other income	3,337	3,720	8,637	8,182
Total revenues	63,888	61,015	185,766	177,516
Provision/ (credit) for loan losses	(949)	(432)	(2,291)	(6,727)
Operating expense	44,706	38,482	124,003	110,444
Income before income taxes	20,131	22,965	64,054	73,799
Income tax expense	4,469	6,634	13,063	22,112
Net income from continuing operations	15,662	16,331	50,991	51,687
Net income attributable to the Company	$15,662	$16,331	$50,991	$51,687

Assets	$8,292,901	$8,113,836	$8,292,901	$8,113,836
Depreciation	$2,398	$1,431	$6,013	$4,145

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Wealth Management and Trust	(In thousands)
Fees and other income	$11,636	$11,739	$35,203	$33,934
Operating expense	10,905	11,752	32,657	37,562
Income/ (loss) before income taxes	731	(13)	2,546	(3,628)
Income tax expense/ (benefit)	220	(125)	729	(1,530)
Net income/ (loss) from continuing operations	511	112	1,817	(2,098)
Net income/ (loss) attributable to the Company	$511	$112	$1,817	$(2,098)

Assets	$79,473	$73,511	$79,473	$73,511
Amortization of intangibles	$701	$727	$2,103	$2,181
Depreciation	$328	$330	$983	$1,008

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Investment Management (1)	(In thousands)
Net interest income	$—	$8	$6	$16
Fees and other income	3,245	11,280	18,887	33,230
Total revenues	3,245	11,288	18,893	33,246
Operating expense	2,235	8,407	13,880	25,107
Income before income taxes	1,010	2,881	5,013	8,139
Income tax expense	222	981	1,142	2,719
Net income from continuing operations	788	1,900	3,871	5,420
Noncontrolling interests	188	451	878	1,425
Net income attributable to the Company	$600	$1,449	$2,993	$3,995

Assets	$7,496	$93,910	$7,496	$93,910
Amortization of intangibles	$—	$650	$—	$1,951
Depreciation	$29	$62	$95	$189

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Wealth Advisory	(In thousands)
Net interest income	$99	$36	$224	$82
Fees and other income	14,022	13,299	41,278	39,122
Total revenues	14,121	13,335	41,502	39,204
Operating expense	9,510	9,174	29,273	27,560
Income before income taxes	4,611	4,161	12,229	11,644
Income tax expense	1,242	1,562	3,242	4,360
Net income from continuing operations	3,369	2,599	8,987	7,284
Noncontrolling interests	736	623	2,064	1,765
Net income attributable to the Company	$2,633	$1,976	$6,923	$5,519

Assets	$79,907	$77,289	$79,907	$77,289
Amortization of intangibles	$49	$49	$146	$146
Depreciation	$161	$237	$488	$698

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Holding Company and Eliminations	(In thousands)
Net interest income	$(1,009)	$(711)	$(2,790)	$(2,018)
Fees and other income	74	229	147	323
Total revenues	(935)	(482)	(2,643)	(1,695)
Operating expense	1,201	1,531	3,985	5,274
Income/ (loss) before income taxes	(2,136)	(2,013)	(6,628)	(6,969)
Income tax expense/ (benefit) (2)	(692)	(763)	10,710	(2,856)
Net income/ (loss) from continuing operations	(1,444)	(1,250)	(17,338)	(4,113)
Discontinued operations	—	1,186	1,696	3,881
Net income/ (loss) attributable to the Company	$(1,444)	$(64)	$(15,642)	$(232)

Assets (including eliminations)	$(83,937)	$(89,148)	$(83,937)	$(89,148)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Total Company	(In thousands)
Net interest income	$59,641	$56,627	$174,569	$167,414
Fees and other income	32,314	40,267	104,152	114,791
Total revenues	91,955	96,894	278,721	282,205
Provision/ (credit) for loan losses	(949)	(432)	(2,291)	(6,727)
Operating expense	68,557	69,346	203,798	205,947
Income before income taxes	24,347	27,980	77,214	82,985
Income tax expense	5,461	8,289	28,886	24,805
Net income from continuing operations	18,886	19,691	48,328	58,180
Noncontrolling interests	924	1,074	2,942	3,190
Discontinued operations	—	1,186	1,696	3,881
Net income attributable to the Company	$17,962	$19,803	$47,082	$58,871

Assets	$8,375,840	$8,269,398	$8,375,840	$8,269,398
Amortization of intangibles	$750	$1,426	$2,249	$4,278
Depreciation	$2,916	$2,060	$7,579	$6,040
_____________________

(1)
Results for the Investment Management segment for the three and nine months ended September 30, 2017 include results for DGHM and Anchor. Results for the Investment Management segment for the nine months ended September 30, 2018 include results for DGHM and results for Anchor through its sale date in April 2018. Assets for the Investment Management segment at September 30, 2017 include assets of DGHM and Anchor. Assets for the Investment Management segment at September 30, 2018 include assets of DGHM.

(2)	Income tax expense/ (benefit) for the nine months ended September 30, 2018 include $12.7 million in additional expense related to the sale of Anchor in April 2018.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

4.    Investments
The following tables present a summary of investment securities:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
At September 30, 2018
Available-for-sale securities at fair value:
U.S. government and agencies	$35,025	$—	$(1,526)	$33,499
Government-sponsored entities	275,767	—	(6,942)	268,825
Municipal bonds	304,473	1,130	(5,614)	299,989
Mortgage-backed securities (1)	479,412	208	(25,672)	453,948
Other (2)	7,079	—	—	7,079
Total	$1,101,756	$1,338	$(39,754)	$1,063,340

Held-to-maturity securities at amortized cost:
U.S. government and agencies	$11,964	—	$(1)	$11,963
Mortgage-backed securities (1)	63,504	—	(2,540)	60,964
Total	$75,468	$—	$(2,541)	$72,927

At December 31, 2017
Available-for-sale securities at fair value:
U.S. government and agencies	$35,132	$—	$(833)	$34,299
Government-sponsored entities	305,101	22	(2,622)	302,501
Municipal bonds	299,647	4,559	(1,148)	303,058
Mortgage-backed securities (1)	521,753	491	(12,568)	509,676
Other (2)	20,794	—	—	20,794
Total	$1,182,427	$5,072	$(17,171)	$1,170,328

Held-to-maturity securities at amortized cost:
Mortgage-backed securities (1)	$74,576	$—	$(795)	$73,781
Total	$74,576	$—	$(795)	$73,781
_____________________

(1)	All mortgage-backed securities are guaranteed by the U.S. government, U.S. government agencies, or government-sponsored entities.

(2)	Included in Other available-for-sale securities as of September 30, 2018 and December 31, 2017 are primarily money market mutual fund securities.
The following table presents the maturities of available-for-sale investment securities, based on contractual maturity, as of September 30, 2018. Certain securities are callable before their final maturity. Additionally, certain securities (such as mortgage-backed securities) are shown within the table below based on their final (contractual) maturity, but due to prepayments and amortization are expected to have shorter lives.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Available-for-sale Securities
	Amortized cost	Fair value
	(In thousands)
Within one year	$106,582	$106,168
After one, but within five years	295,910	288,004
After five, but within ten years	294,991	279,099
Greater than ten years	404,273	390,069
Total	$1,101,756	$1,063,340
The following table presents the maturities of held-to-maturity investment securities, based on contractual maturity, as of September 30, 2018.

	Held-to-maturity Securities
	Amortized cost	Fair value
	(In thousands)
Within one year	$11,964	$11,963
After one, but within five years	—	—
After five, but within ten years	41,413	39,807
Greater than ten years	22,091	21,157
Total	$75,468	$72,927
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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Proceeds from sales (1)	$16,231	$16,207	$51,781	$119,238
Realized gains	—	235	7	509
Realized losses	—	(5)	(1)	(23)
Change in unrealized gain/ (loss) on equity securities reflected in the consolidated statement of operations	—	n/a	(23)	n/a
_____________________

(1)
Included in Proceeds from sales are proceeds from the sale of money market mutual funds of $16.2 million and $51.8 million for the three and nine months ended September 30, 2018, respectively and $8.2 million and $53.6 million for the three and nine months ended September 30, 2017, respectively. Money market mutual funds maintain a constant net asset value of $1.00 and therefore have no realized gain or loss when sold.

The following tables present information regarding securities at September 30, 2018 and December 31, 2017 having temporary impairment, due to the fair values having declined below the amortized cost of the individual securities, and the time period that the investments have been temporarily impaired.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	# of securities
	(In thousands, except number of securities)
September 30, 2018
Available-for-sale securities
U.S. government and agencies	$4,966	$(31)	$28,533	$(1,495)	$33,499	$(1,526)	6
Government-sponsored entities	127,616	(1,937)	141,209	(5,005)	268,825	(6,942)	40
Municipal bonds	192,479	(2,799)	47,750	(2,815)	240,229	(5,614)	124
Mortgage-backed securities (1)	30,247	(960)	410,701	(24,712)	440,948	(25,672)	110
Total	$355,308	$(5,727)	$628,193	$(34,027)	$983,501	$(39,754)	280

Held-to-maturity securities
U.S. government and agencies	11,963	(1)	—	—	11,963	(1)	2
Mortgage-backed securities (1)	$8,866	$(307)	$52,098	$(2,233)	$60,964	$(2,540)	16
Total	$20,829	$(308)	$52,098	$(2,233)	$72,927	$(2,541)	18

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	# of securities
	(In thousands, except number of securities)
December 31, 2017
Available-for-sale securities
U.S. government and agencies	$14,902	$(79)	$19,397	$(754)	$34,299	$(833)	6
Government-sponsored entities	220,275	(1,350)	38,273	(1,272)	258,548	(2,622)	36
Municipal bonds	46,112	(131)	50,842	(1,017)	96,954	(1,148)	63
Mortgage-backed securities (1)	97,117	(903)	386,785	(11,665)	483,902	(12,568)	103
Total	$378,406	$(2,463)	$495,297	$(14,708)	$873,703	$(17,171)	208

Held-to-maturity securities
Mortgage-backed securities (1)	$59,218	$(534)	$14,563	$(261)	$73,781	$(795)	16
Total	$59,218	$(534)	$14,563	$(261)	$73,781	$(795)	16
_____________________

(1)	All mortgage-backed securities are guaranteed by the U.S. government, U.S. government agencies, or government-sponsored entities.
As of September 30, 2018, the U.S. government and agencies securities, government-sponsored entities securities and mortgage-backed securities in the first table above had current Standard and Poor’s credit ratings of AAA. The municipal bonds in the first table above had a current Standard and Poor’s credit rating of at least AA-. As of December 31, 2017, the U.S. government and agencies securities and government-sponsored entities securities in the second table above had current Moody’s credit ratings of Aaa. The mortgage-backed securities in the second table above had a current Standard and Poor’s credit rating of at least AA. The municipal bonds in the second table above had a current Standard and Poor’s credit rating of at least AA- or a current Moody’s credit rating of at least Aa3. At September 30, 2018 and December 31, 2017, the Company does not consider these investments other-than-temporarily impaired as the decline in fair value on investments is primarily attributed to changes in interest rates and not credit quality.
At September 30, 2018 and December 31, 2017, the amount of investment securities in an unrealized loss position greater than 12 months, as well as in total, was primarily due to changes in interest rates and not credit quality. As of September 30, 2018, the Company had no intent to sell any securities in an unrealized loss position and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized loss amounts.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

Cost method investments, which are included in other assets, can be temporarily impaired when the fair values decline below the amortized costs of the individual investments. There were no cost method investments with unrealized losses as of September 30, 2018 or December 31, 2017. The Company’s cost method investments primarily include low income housing partnerships which generate tax credits. The Company also holds partnership interests in venture capital funds formed to provide financing to small businesses and to promote community development. The Company had $55.0 million and $39.4 million in cost method investments included in other assets as of September 30, 2018 and December 31, 2017, respectively.

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
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of September 30, 2018	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available-for-sale securities:
U.S. government and agencies	$33,499	$—	$33,499	$—
Government-sponsored entities	268,825	—	268,825	—
Municipal bonds	299,989	—	299,989	—
Mortgage-backed securities	453,948	—	453,948	—
Other (1)	7,079	7,079	—	—
Total available-for-sale securities	1,063,340	7,079	1,056,261	—
Derivatives - interest rate customer swaps	27,792	—	27,792	—
Derivatives - interest rate swaps	903	—	903	—
Derivatives - risk participation agreement	20	—	20	—
Trading securities held in the “rabbi trust” (2)	7,806	7,806	—	—

Liabilities:
Derivatives - interest rate customer swaps	$28,209	$—	$28,209	$—
Derivatives - risk participation agreement	90	—	90	—
Deferred compensation “rabbi trust” (2)	7,806	7,806	—	—

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

		Fair value measurements at reporting date using:
	As of December 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available-for-sale securities:
U.S. government and agencies	$34,299	$34,096	$203	$—
Government-sponsored entities	302,501	—	302,501	—
Municipal bonds	303,058	—	303,058	—
Mortgage-backed securities	509,676	—	509,676	—
Other	20,794	20,794	—	—
Total available-for-sale securities	1,170,328	54,890	1,115,438	—
Derivatives - interest rate customer swaps	18,575	—	18,575	—
Derivatives - interest rate swaps	555	—	555	—
Derivatives - risk participation agreements	1	—	1	—
Derivatives - customer foreign exchange forwards	2	—	2	—
Trading securities held in the “rabbi trust” (2)	7,062	7,062	—	—

Liabilities:
Derivatives - interest rate customer swaps	$18,953	$—	$18,953	$—
Derivatives - interest rate swaps	80	—	80	—
Derivatives - risk participation agreements	108	—	108	—
Derivatives - customer foreign exchange forwards	2	—	2	—
Deferred compensation “rabbi trust” (2)	7,062	7,062	—	—
_____________________

(1)	Other available-for-sale securities as of September 30, 2018 and December 31, 2017 consisted of primarily money market mutual fund securities.

(2)
The Company has adopted a special trust for the Deferred Compensation Plan called a “rabbi trust.” The rabbi trust is an arrangement that is used to accumulate assets that may be used to fund the Company’s obligation to pay benefits under the Deferred Compensation Plan. To prevent immediate taxation to the executives who participate in the Deferred Compensation Plan, the amounts placed in the rabbi trust must remain subject to the claims of the Company’s creditors. The investments chosen by the participants in the Deferred Compensation Plan are mirrored by the rabbi trust as a way to minimize the earnings volatility of the Deferred Compensation Plan.

As of September 30, 2018 and December 31, 2017, available-for-sale securities consisted of U.S. government and agencies securities, government-sponsored entities securities, municipal bonds, mortgage-backed securities, and other available-for-sale securities. Available-for-sale Level 1 securities are valued with prices quoted in active markets and include current issuances or “on-the-run” U.S. Treasury securities (which are categorized as U.S. government and agencies securities), money market mutual funds and equities (which are categorized as other available-for-sale securities). Available-for-sale Level 2 securities generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets and include government-sponsored entities securities, municipal bonds, mortgage-backed securities, “off-the-run” U.S. Treasury securities, and certain investments in SBA loans (which are categorized as U.S. government and agencies securities). “Off-the-run” U.S. Treasury securities are Treasury bonds and notes issued before the most recently issued bond or note of a particular maturity. When Treasuries move to the secondary over-the-counter market, they become less frequently traded, therefore, they are considered “off-the-run”. No investments held as of September 30, 2018 or December 31, 2017 were categorized as Level 3. There were no changes in the valuation techniques used for measuring the fair value of available-for-sale securities in the nine months ended September 30, 2018.
In managing its interest rate and credit risk, the Company utilizes derivative instruments including interest rate customer swaps, interest rate swaps, and risk participation agreements. As a service to its customers, the Company may utilize derivative instruments including customer foreign exchange forward contracts to manage its foreign exchange risk, if any. The

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities, and therefore, they have been categorized as a Level 2 measurement as of September 30, 2018 and December 31, 2017. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 8: Derivatives and Hedging Activities” for further details.
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
The Company has determined that the majority of inputs used to value its derivatives are within Level 2. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy as of September 30, 2018 and December 31, 2017.
Trading securities held in the rabbi trust consist of publicly traded mutual fund investments that are valued at prices quoted in active markets. Therefore, they have been categorized as Level 1 as of September 30, 2018 and December 31, 2017.
The Company accounts for its investments held in the rabbi trust in accordance with ASC 320, Investments - Debt and Equity Securities. The investments held in the rabbi trust are classified as trading securities. The assets of the rabbi trust are carried at their fair value within Other assets on the consolidated balance sheet. Changes in the fair value of the securities are recorded as an increase or decrease in Other income each quarter. The deferred compensation liability reflects the market value of the securities selected by the participants and is included within Other liabilities on the consolidated balance sheet. Changes in the fair value of the liability are recorded as an increase or decrease in Other expense each quarter.
At September 30, 2018, five U.S. Treasury securities totaling $33.4 million were transferred from Level 1 to Level 2 as the securities were determined to be “off-the-run”. There were no other transfers for assets or liabilities recorded at fair value on a recurring basis at December 31, 2017.
There were no Level 3 assets valued on a recurring basis at September 30, 2018 or December 31, 2017.
The following tables present the Company’s assets and liabilities measured at fair value on a non-recurring basis during the periods ended September 30, 2018 and 2017, respectively, aggregated by the level in the fair value hierarchy within which those measurements fall.

	As of September 30, 2018	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended September 30, 2018	Nine months ended September 30, 2018
	(In thousands)
Assets:
Impaired loans (1)	$2,005	$—	$—	$2,005	$(440)	$(1,367)
_____________________

(1)	Collateral-dependent impaired loans held at September 30, 2018 that had write-downs in fair value or whose specific reserve changed during the first nine months of 2018.

	As of September 30, 2017	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended September 30, 2017	Nine months ended September 30, 2017
	(In thousands)
Assets:
Impaired loans (1)	$1,978	$—	$—	$1,978	$(255)	$(474)
_____________________

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

(1)	Collateral-dependent impaired loans held at September 30, 2017 that had write-downs in fair value or whose specific reserve changed during the first nine months of 2017.
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	As of September 30, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$2,005	Appraisals of Collateral	Discount for costs to sell	0% - 23%	6%
			Appraisal adjustments	—%	—%

	As of September 30, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$1,978	Appraisals of Collateral	Discount for costs to sell	0% - 7%	4%
			Appraisal adjustments	0% - 51%	17%
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present the carrying values and fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis:

	As of September 30, 2018
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$92,634	$92,634	$92,634	$—	$—
Investment securities held-to-maturity	75,468	72,927	—	72,927	—
Loans held for sale	3,344	3,374	—	3,374	—
Loans, net	6,646,920	6,542,225	—	—	6,542,225
Other financial assets	83,813	83,813	—	83,813	—
FINANCIAL LIABILITIES:
Deposits	6,768,723	6,765,393	—	6,765,393	—
Securities sold under agreements to repurchase	39,453	39,453	—	39,453	—
Federal funds purchased	120,000	120,000	—	120,000	—
Federal Home Loan Bank borrowings	441,836	437,887	—	437,887	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	2,964	2,964	—	2,964	—

	As of December 31, 2017
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$120,541	$120,541	$120,541	$—	$—
Investment securities held-to-maturity	74,576	73,781	—	73,781	—
Loans held for sale	4,697	4,737	—	4,737	—
Loans, net	6,430,286	6,388,297	—	—	6,388,297
Other financial assets	93,449	93,449	—	93,449	—
FINANCIAL LIABILITIES:
Deposits	6,510,246	6,509,197	—	6,509,197	—
Securities sold under agreements to repurchase	32,169	32,169	—	32,169	—
Federal funds purchased	30,000	30,000	—	30,000	—
Federal Home Loan Bank borrowings	693,681	692,402	—	692,402	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	2,224	2,224	—	2,224	—
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
Investment securities held-to-maturity
Investment securities held-to-maturity securities currently include mortgage-backed securities and a U.S. Treasury security. The U.S Treasury security as of September 30, 2018 is an “off-the-run” U.S. Treasury security, therefore, it has been categorized as a Level 2 measurement. There were no U.S. Treasury securities held-to-maturity as of December 31, 2017. The mortgage-backed securities are fixed income instruments that are not quoted on an exchange, but may be traded in active markets. The fair value of these securities is based on quoted market prices obtained from external pricing services. The principal market for our securities portfolio is the secondary institutional market, with an exit price that is predominantly reflective of bid level pricing in that market. Accordingly, held-to-maturity mortgage-backed securities are included in the Level 2 fair value category.
At September 30, 2018, one U.S. Treasury security totaling $12.0 million was transferred from Level 1 to Level 2 as the security was determined to be “off-the-run”. There were no other transfers of the Company’s financial instruments that are not measured at fair value on a recurring basis at December 31, 2017.
Loans held for sale
Loans held for sale are recorded at the lower of cost or fair value in the aggregate. Fair value estimates are based on actual commitments to sell the loans to investors at an agreed upon price or current market prices if rates have changed since the time the loan closed. Accordingly, loans held for sale are included in the Level 2 fair value category.
Loans, net
Fair value estimates are based on loans with similar financial characteristics. Following the adoption of ASU 2016-01 in 2018, the Company updated its process for estimating the fair value of loans, net of allowance for loan losses. The updated process estimates the fair value of loans using the exit price notion, which includes identifying an exit price using current market information for origination rates and making certain adjustments to incorporate credit risk, transaction costs and other adjustments utilizing publicly available rates and indicies. Loans, net are included in the Level 3 fair value category based upon the inputs and valuation techniques used. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 1: Basis of Presentation and Summary of Significant Accounting Policies” for additional information on ASU 2016-01.
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents a summary of the loan portfolio based on the portfolio segment as of the dates indicated:

	September 30, 2018	December 31, 2017
	(In thousands)
Commercial and industrial	$583,214	$520,992
Commercial tax-exempt	438,807	418,698
Total commercial and industrial	1,022,021	939,690
Commercial real estate	2,399,080	2,440,220
Construction and land	197,524	164,990
Residential	2,862,879	2,682,533
Home equity	93,390	99,958
Consumer and other	145,526	177,637
Total	$6,720,420	$6,505,028
The following table presents nonaccrual loans receivable by class of receivable as of the dates indicated:

	September 30, 2018	December 31, 2017
	(In thousands)
Commercial and industrial	$1,968	$748
Commercial tax-exempt	—	—
Total commercial and industrial	1,968	748
Commercial real estate	546	1,985
Construction and land	—	110
Residential	6,798	8,470
Home equity	2,773	2,840
Consumer and other	12	142
Total	$12,097	$14,295
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, although infrequent, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans 90 days or more past due, but still accruing as of both September 30, 2018 and December 31, 2017. The Bank’s policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six consecutive months). For troubled debt restructured loans (“TDRs”), a return to accrual status generally requires timely payments for a period of six months in accordance with the restructured loan terms, along with meeting other criteria.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables show the payment status of loans receivable by class of receivable as of the dates indicated:

	September 30, 2018
	Accruing Past Due			Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Total Accruing Past Due	Current	30-89 Days Past Due	90 Days or Greater Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$1,645	$2,686	$4,331	$1,213	$43	$712	$1,968	$576,915	$583,214
Commercial tax-exempt	—	—	—	—	—	—	—	438,807	438,807
Commercial real estate	326	661	987	—	—	546	546	2,397,547	2,399,080
Construction and land	—	—	—	—	—	—	—	197,524	197,524
Residential	—	4,518	4,518	1,134	197	5,467	6,798	2,851,563	2,862,879
Home equity	901	867	1,768	—	—	2,773	2,773	88,849	93,390
Consumer and other	3	—	3	2	10	—	12	145,511	145,526
Total	$2,875	$8,732	$11,607	$2,349	$250	$9,498	$12,097	$6,696,716	$6,720,420

	December 31, 2017
	Accruing Past Due			Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Total Accruing Past Due	Current	30-89 Days Past Due	90 Days or Greater Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$10,903	$849	$11,752	$355	$—	$393	$748	$508,492	$520,992
Commercial tax-exempt	—	—	—	—	—	—	—	418,698	418,698
Commercial real estate	4,043	—	4,043	163	—	1,822	1,985	2,434,192	2,440,220
Construction and land	—	—	—	—	—	110	110	164,880	164,990
Residential	7,239	1,635	8,874	805	3,172	4,493	8,470	2,665,189	2,682,533
Home equity	355	—	355	—	71	2,769	2,840	96,763	99,958
Consumer and other	24	—	24	17	125	—	142	177,471	177,637
Total	$22,564	$2,484	$25,048	$1,340	$3,368	$9,587	$14,295	$6,465,685	$6,505,028
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
The following tables present the loan portfolio’s credit risk profile by internally assigned grade and class of receivable as of the dates indicated:

	September 30, 2018
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Classified (1)	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$548,827	$11,904	$20,515	$1,968	$583,214
Commercial tax-exempt	431,918	2,837	4,052	—	438,807
Commercial real estate	2,322,294	47,195	29,045	546	2,399,080
Construction and land	191,608	5,470	446	—	197,524
Residential	2,854,759	—	1,322	6,798	2,862,879
Home equity	90,617	—	—	2,773	93,390
Consumer and other	145,514	—	—	12	145,526
Total	$6,585,537	$67,406	$55,380	$12,097	$6,720,420

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present, by class of receivable, the balance of impaired loans with and without a related allowance, the associated allowance for those impaired loans with a related allowance, and the total unpaid principal on impaired loans:

	As of and for the three and nine months ended September 30, 2018
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	QTD Average Recorded Investment	YTD Average Recorded Investment	QTD Interest Income Recognized while Impaired	YTD Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$1,150	$2,083	n/a	$1,617	$1,730	$33	$55
Commercial tax-exempt	—	—	n/a	—	—	—	—
Commercial real estate	1,625	2,966	n/a	2,526	2,439	583	633
Construction and land	—	—	n/a	—	66	—	16
Residential	7,097	7,457	n/a	10,102	10,002	146	335
Home equity	—	—	n/a	—	1,056	—	24
Consumer and other	—	—	n/a	—	—	—	—
Subtotal	9,872	12,506	n/a	14,245	15,293	762	1,063
With an allowance recorded:
Commercial and industrial	1,635	1,638	$577	625	322	4	6
Commercial tax-exempt	—	—	—	—	—	—	—
Commercial real estate	—	—	—	4,045	5,314	476	704
Construction and land	—	—	—	—	—	—	—
Residential	682	681	74	734	787	5	17
Home equity	1,769	1,769	596	1,769	729	1	1
Consumer and other	—	—	—	—	13	—	3
Subtotal	4,086	4,088	1,247	7,173	7,165	486	731
Total:
Commercial and industrial	2,785	3,721	577	2,242	2,052	37	61
Commercial tax-exempt	—	—	—	—	—	—	—
Commercial real estate	1,625	2,966	—	6,571	7,753	1,059	1,337
Construction and land	—	—	—	—	66	—	16
Residential	7,779	8,138	74	10,836	10,789	151	352
Home equity	1,769	1,769	596	1,769	1,785	1	25
Consumer and other	—	—	—	—	13	—	3
Total	$13,958	$16,594	$1,247	$21,418	$22,458	$1,248	$1,794
_____________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, if applicable, which was applied to principal.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three and nine months ended September 30, 2017
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	QTD Average Recorded Investment	YTD Average Recorded Investment	QTD Interest Income Recognized while Impaired	YTD Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$1,371	$1,988	n/a	$1,626	$1,665	$18	$43
Commercial tax-exempt	—	—	n/a	—	1,301	—	80
Commercial real estate	2,463	5,972	n/a	2,690	3,465	107	1,077
Construction and land	207	241	n/a	218	191	—	—
Residential	8,859	9,231	n/a	9,069	8,938	98	277
Home equity	—	—	n/a	—	—	—	—
Consumer and other	—	—	n/a	—	—	—	—
Subtotal	12,900	17,432	n/a	13,603	15,560	223	1,477
With an allowance recorded:
Commercial and industrial	598	598	$242	149	60	1	1
Commercial tax-exempt	—	—	—	—	—	—	—
Commercial real estate	6,911	7,341	415	6,955	7,012	76	247
Construction and land	—	—	—	—	—	—	—
Residential	1,200	1,200	127	2,175	2,938	18	80
Home equity	36	36	21	36	37	—	1
Consumer and other	—	—	—	—	—	—	—
Subtotal	8,745	9,175	805	9,315	10,047	95	329
Total:
Commercial and industrial	1,969	2,586	242	1,775	1,725	19	44
Commercial tax-exempt	—	—	—	—	1,301	—	80
Commercial real estate	9,374	13,313	415	9,645	10,477	183	1,324
Construction and land	207	241	—	218	191	—	—
Residential	10,059	10,431	127	11,244	11,876	116	357
Home equity	36	36	21	36	37	—	1
Consumer and other	—	—	—	—	—	—	—
Total	$21,645	$26,607	$805	$22,918	$25,607	$318	$1,806
_____________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, if applicable, which was applied to principal.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the year ended December 31, 2017
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$1,434	$2,238	n/a	$1,594	$50
Commercial tax-exempt	—	—	n/a	1,001	80
Commercial real estate	1,832	3,453	n/a	3,098	1,546
Construction and land	109	109	n/a	172	—
Residential	9,337	9,709	n/a	9,033	360
Home equity	1,779	1,779	n/a	413	—
Consumer and other	—	—	n/a	—	—
Subtotal	14,491	17,288	n/a	15,311	2,036
With an allowance recorded:
Commercial and industrial	242	242	$58	156	4
Commercial tax-exempt	—	—	—	—	—
Commercial real estate	6,855	7,284	362	6,980	322
Construction and land	—	—	—	—	—
Residential	828	828	89	2,469	89
Home equity	36	36	20	36	1
Consumer and other	125	250	125	10	—
Subtotal	8,086	8,640	654	9,651	416
Total:
Commercial and industrial	1,676	2,480	58	1,750	54
Commercial tax-exempt	—	—	—	1,001	80
Commercial real estate	8,687	10,737	362	10,078	1,868
Construction and land	109	109	—	172	—
Residential	10,165	10,537	89	11,502	449
Home equity	1,815	1,815	20	449	1
Consumer and other	125	250	125	10	—
Total	$22,577	$25,928	$654	$24,962	$2,452
_____________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, if applicable, which was applied to principal.
When management determines that it is probable that the Bank will not collect all principal and interest on a loan in accordance with the original loan terms, the loan is designated as impaired.
Loans that are designated as impaired require an analysis to determine the amount of impairment, if any. Impairment would be indicated as a result of the carrying value of the loan exceeding either the estimated collateral value, less costs to sell, for collateral dependent loans or the net present value of the projected cash flow, discounted at the loan’s contractual effective interest rate, for loans not considered to be collateral dependent. Generally, shortfalls in the analysis on collateral dependent loans would result in the impairment amount being charged-off to the allowance for loan losses. Shortfalls on cash flow dependent loans may be carried as specific allocations to the general reserve unless a known loss is determined to have occurred, in which case such known loss is charged-off.
Loans in the held for sale category are carried at the lower of amortized cost or estimated fair value in the aggregate and are excluded from the allowance for loan losses analysis.

As of September 30, 2018, the Bank has pledged $2.6 billion of loans in a blanket lien agreement with the Federal Home Loan Bank. The Bank also has $570.1 million of loans pledged as collateral at the Federal Reserve Bank for access to

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

their discount window. As of December 31, 2017, the Bank had pledged $2.5 billion of loans to the FHLB and $572.1 million of loans at the FRB.
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. As of September 30, 2018 and December 31, 2017, TDRs totaled $8.2 million and $13.6 million, respectively. As of September 30, 2018, $5.2 million of the $8.2 million in TDRs were on accrual status. As of December 31, 2017, $11.1 million of the $13.6 million in TDRs were on accrual status.
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

As of and for the three months ended September 30, 2018
	Restructured Current Quarter			TDRs that defaulted in the Current Quarter that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
(In thousands, except number of loans)
Commercial and industrial	—	$—	$—	—	$—
Commercial tax exempt	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Residential (1)	1	2,072	2,107	—	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	1	$2,072	$2,107	—	$—

As of and for the nine months ended September 30, 2018
	Restructured Current Quarter			TDRs that defaulted in the Current Quarter that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
(In thousands, except number of loans)
Commercial and industrial (2)	1	$100	$100	—	$—
Commercial tax exempt	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Residential (1)	1	2,072	2,107	—	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	2	$2,172	$2,207	—	$—

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

As of and for the three and nine months ended September 30, 2017
	Restructured in the current quarter and year to date			TDRs that defaulted that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
(In thousands, except number of loans)
Commercial and industrial	—	$—	$—	—	$—
Commercial tax exempt	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Residential (1)	1	108	109	—	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	1	$108	$109	—	$—
______________________

(1)	Represents the following type of concession: temporary reduction of interest rate.

(2)	Represents the following type of concession: extension of term.
Loan participations serviced for others and loans serviced for others are not included in the Company’s total loans. The following table presents a summary of the loan participations serviced for others and loans serviced for others based on class of receivable as of the dates indicated:

	September 30, 2018	December 31, 2017
	(In thousands)
Commercial and industrial	$8,085	$8,484
Commercial tax-exempt	19,242	19,805
Commercial real estate	49,005	49,783
Construction and land	33,425	37,840
Total loan participations serviced for others	$109,757	$115,912

Residential	$36,634	$41,440
Total loans serviced for others	$36,634	$41,440
Total loans include deferred loan origination (fees)/ costs, net, of $7.6 million and $6.9 million as of September 30, 2018 and December 31, 2017, respectively.

7.    Allowance for Loan Losses
The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $73.5 million and $74.7 million at September 30, 2018 and December 31, 2017, respectively.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents a summary of the changes in the allowance for loan losses for the periods indicated:

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Allowance for loan losses, beginning of period:
Commercial and industrial	$12,381	$11,672	$11,735	$12,751
Commercial real estate	45,183	48,136	46,820	50,412
Construction and land	4,613	3,585	4,949	3,039
Residential	9,804	10,282	9,773	10,449
Home equity	1,336	929	835	1,035
Consumer and other	147	405	630	391
Total allowance for loan losses, beginning of period	73,464	75,009	74,742	78,077
Loans charged-off:
Commercial and industrial	—	—	(339)	(218)
Commercial real estate	—	—	(135)	—
Construction and land	—	—	—	—
Residential	—	—	(16)	(58)
Home equity	—	—	—	—
Consumer and other	—	(38)	(39)	(283)
Total charge-offs	—	(38)	(529)	(559)

Recoveries on loans previously charged-off:
Commercial and industrial	153	241	387	395
Commercial real estate	820	76	995	3,605
Construction and land	—	13	—	13
Residential	—	—	27	47
Home equity	—	—	1	—
Consumer and other	12	4	168	22
Total recoveries	985	334	1,578	4,082
Provision/ (credit) for loan losses:
Commercial and industrial	1,921	973	2,672	(42)
Commercial real estate	(3,179)	(1,173)	(4,856)	(6,978)
Construction and land	172	182	(164)	728
Residential	144	(431)	164	(587)
Home equity	6	(15)	506	(121)
Consumer and other	(13)	32	(613)	273
Total provision/(credit) for loan losses	(949)	(432)	(2,291)	(6,727)
Allowance for loan losses at end of period:
Commercial and industrial	14,455	12,886	14,455	12,886
Commercial real estate	42,824	47,039	42,824	47,039
Construction and land	4,785	3,780	4,785	3,780
Residential	9,948	9,851	9,948	9,851
Home equity	1,342	914	1,342	914
Consumer and other	146	403	146	403
Total allowance for loan losses at end of period	$73,500	$74,873	$73,500	$74,873

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
The following tables present the Company’s allowance for loan losses and loan portfolio at September 30, 2018 and December 31, 2017 by portfolio segment, disaggregated by method of impairment analysis. The Company had no loans acquired with deteriorated credit quality at September 30, 2018 or December 31, 2017.

	September 30, 2018
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses
	(In thousands)
Commercial and industrial	$2,785	$577	$1,019,236	$13,878	$1,022,021	$14,455
Commercial real estate	1,625	—	2,397,455	42,824	2,399,080	42,824
Construction and land	—	—	197,524	4,785	197,524	4,785
Residential	7,779	74	2,855,100	9,874	2,862,879	9,948
Home equity	1,769	596	91,621	746	93,390	1,342
Consumer and other	—	—	145,526	146	145,526	146
Total	$13,958	$1,247	$6,706,462	$72,253	$6,720,420	$73,500

	December 31, 2017
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses
	(In thousands)
Commercial and industrial	$1,676	$58	$938,014	$11,677	$939,690	$11,735
Commercial real estate	8,687	362	2,431,533	46,458	2,440,220	46,820
Construction and land	109	—	164,881	4,949	164,990	4,949
Residential	10,165	89	2,672,368	9,684	2,682,533	9,773
Home equity	1,815	20	98,143	815	99,958	835
Consumer and other	125	125	177,512	505	177,637	630
Total	$22,577	$654	$6,482,451	$74,088	$6,505,028	$74,742

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
The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2018 and December 31, 2017:

	September 30, 2018				December 31, 2017
	Asset derivatives		Liability derivatives		Asset derivatives		Liability derivatives
	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$903	Other liabilities	$—	Other assets	$555	Other liabilities	$(80)
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	27,792	Other liabilities	(28,209)	Other assets	18,575	Other liabilities	(18,953)
Foreign exchange contracts	Other assets	—	Other liabilities	—	Other assets	2	Other liabilities	(2)
Risk participation agreements	Other assets	20	Other liabilities	(90)	Other assets	1	Other liabilities	(108)
Total		$28,715		$(28,299)		$19,133		$(19,143)
_____________________

(1)	For additional details, see Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 5: Fair Value Measurements.”
The following tables present the effect of the Company’s derivative financial instruments on accumulated other comprehensive income for the three and nine months ended September 30, 2018 and 2017:

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (1)		Location of (gain) or loss reclassified from accumulated OCI into income	Amount of (gain) or loss reclassified from accumulated OCI into income
	Three months ended September 30,			Three months ended September 30,
	2018	2017		2018	2017
	(In thousands)			(In thousands)
Interest rate products	$(193)	$121	Interest expense	$(101)	$(293)
Total	$(193)	$121		$(101)	$(293)
____________________

(1)	There was an additional $(1) thousand loss related to the ineffective portion for the three months ended as of September 30, 2017.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (1)		Location of (gain) or loss reclassified from accumulated OCI into income	Amount of (gain) or loss reclassified from accumulated OCI into income
	Nine months ended September 30,			Nine months ended September 30,
	2018	2017		2018	2017
	(In thousands)			(In thousands)
Interest rate products	$818	$(237)	Interest expense	$(385)	$(953)
Total	$818	$(237)		$(385)	$(953)
____________________

(1)
There was an additional $(3) thousand loss related to the ineffective portion for the nine months ended as of September 30, 2017. The guidance in ASU 2017-12 requires that amounts in accumulated other comprehensive income that are included in the assessment of effectiveness should be reclassified into earnings in the same period in which the hedged forecasted transactions impact earnings. Transition guidance for this ASU further states that upon adoption, previously recorded cumulative ineffectiveness for cash flow hedges existing at the adoption date be eliminated by means of a cumulative-effect adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the initial application date. There was a $5 thousand reclassification related to the adoption of ASU 2017-12 effective January 1, 2018.

The following table presents the effect of the Company’s derivative financial instruments in the consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017:

	Location of (gain) or loss reclassified from accumulated OCI into income	Amount of (gain) or loss recognized in income on cash flow hedging relationships		Amount of (gain) or loss recognized in income on cash flow hedging relationships
		Three months ended September 30,		Nine months ended September 30,
		2018	2017	2018	2017
		(In thousands)
Total amounts of (income) and expense line items presented in the statement of operations in which the effects of fair value or cash flow hedges are recorded	Interest expense	$(101)	n/a	$(385)	n/a
The effects of cash flow hedging:
(Gain) or loss on cash flow hedging relationships in ASC 815 Derivatives and Hedging, Subtopic 20 Hedging - general
Interest contracts - amount of (gain) or loss reclassified from accumulated other comprehensive income into income	Interest expense	$(101)	n/a	$(385)	n/a
The Bank has agreements with its derivative counterparties that contain provisions where, if the Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Bank could also be declared in default on its derivative obligations. The Bank was in compliance with these provisions as of September 30, 2018 and December 31, 2017.
The Bank also has agreements with certain of its derivative counterparties that contain provisions where, if the Bank fails to maintain its status as a well- or adequately-capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations under the agreements. The Bank was in compliance with these provisions as of September 30, 2018 and December 31, 2017.
Certain of the Bank’s agreements with its derivative counterparties contain provisions where, if specified, events or conditions occur that materially change the Bank’s creditworthiness in an adverse manner, the Bank may be required to fully collateralize its obligations under the derivative instruments. The Bank was in compliance with these provisions as of September 30, 2018 and December 31, 2017.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

As of September 30, 2018 there were no termination amounts related to collateral determinations of derivatives in a liability position and as of December 31, 2017, the termination amount was $3.1 million. The Company has minimum collateral posting thresholds with its derivative counterparties and pledged securities with market values of $1.1 million and $2.3 million, respectively, as of September 30, 2018 and December 31, 2017, against its obligations under these agreements. The collateral posted is typically greater than the current liability position; however, due to timing of liability position changes at period end, the funding of a collateral shortfall may take place shortly following period end.
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
To accomplish this objective and strategy, the Bank has entered into a total of five interest rate swaps, two during 2017 with effective dates of March 22, 2017 and three during 2013 with effective dates of August 1, 2013, June 1, 2014, and March 1, 2014.
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
The three interest rate swaps entered into during 2013 each have a notional amount of $25 million and have terms ranging from five to six years from their respective effective dates. The interest rate swaps effectively fix the Bank’s interest payments on $75 million of its LIBOR-indexed deposit liabilities at rates between 1.68% and 2.03%, with a weighted average rate of 1.82%.
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
Upon implementation of ASU 2017-12, for derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. A portion of the balance reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made or received on the Company’s interest rate swaps. During the next twelve months, the Company estimates that $0.9 million will be reclassified as a decrease in interest expense. The Company monitors the risk of counterparty default on an ongoing basis.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

Non-designated Hedges
Derivatives not designated as hedges are not speculative and result from different services the Bank provides to qualified commercial clients. The Bank offers certain derivative products directly to such clients. The Bank economically hedges derivative transactions executed with commercial clients by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of these programs are not designated in ASC 815-qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset through earnings. The net effect on earnings is primarily driven by changes in the credit valuation adjustment (“CVA”). The CVA represents the dollar amount of fair value adjustment related to nonperformance risk of both the Bank and its counterparties. Fees earned in connection with the execution of derivatives related to this program are recognized in the consolidated statement of operations in other income. As of September 30, 2018 and December 31, 2017, the Bank had 156 and 142 derivatives, respectively, related to this program, comprised of interest rate swaps and caps, with an aggregate notional amount of $1.2 billion as of September 30, 2018 and $1.1 billion as of December 31, 2017. As of September 30, 2018, there were no foreign currency exchange contracts outstanding related to this program, and as of December 31, 2017, there were three foreign currency exchange contracts with an aggregate notional amount of $0.2 million.
In addition, as a participant lender, the Bank has guaranteed performance on the pro-rated portion of swaps executed by other financial institutions. As the participant lender, the Bank is providing a partial guarantee, but is not a direct party to the related swap transactions. The Bank has no obligations under the risk participation agreements unless the borrower defaults on their swap transaction with the lead bank and the swap is in a liability position to the borrower. In that instance, the Bank has agreed to pay the lead bank a portion of the swap’s termination value at the time of the default. The derivative transactions entered into as part of these agreements are not designated, as per ASC 815, as qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. As of September 30, 2018, there were seven of these risk participation transactions with an aggregate notional amount of $60.0 million and, as of December 31, 2017, there were six of these risk participation transactions with an aggregate notional amount of $48.0 million.
The Bank has also participated out to other financial institutions a pro-rated portion of swaps executed by the Bank. The other financial institution has no obligations under the risk participation agreements unless the borrowers default on their swap transactions with the Bank and the swaps are in liability positions to the borrower. In those instances, the other financial institution has agreed to pay the Bank a portion of the swap’s termination value at the time of the default. The derivative transactions entered into as part of these agreements are not designated, as per ASC 815, as qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. As of September 30, 2018, there were three of these risk participation transactions with a pro-rated notional amount of $11.5 million and, as of December 31, 2017, there were two of these risk participation transactions with a pro-rated notional amount of $6.1 million.
The following table presents the effect of the Bank’s derivative financial instruments not designated as hedging instruments in the consolidated statement of operations for the three and nine months ended September 30, 2018 and 2017.

		Amount of gain or (loss), net, recognized in income on derivatives
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivatives	Three months ended September 30,		Nine months ended September 30,
		2018	2017	2018	2017
		(In thousands)
Interest rate products	Other income/ (expense)	$8	$(49)	$(39)	$(695)
Risk participation agreements	Other income/ (expense)	18	5	238	325
Total		$26	$(44)	$199	$(370)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

9.    Income Taxes
The following table presents the components of income tax expense for continuing operations, discontinued operations, noncontrolling interests and the Company:

	Nine months ended September 30,
	2018	2017
	(In thousands)
Income from continuing operations:
Income before income taxes	$77,214	$82,985
Income tax expense	28,886	24,805
Net income from continuing operations	$48,328	$58,180
Effective tax rate, continuing operations	37.4%	29.9%

Income from discontinued operations:
Income before income taxes	$2,388	$6,631
Income tax expense	692	2,750
Net income from discontinued operations	$1,696	$3,881
Effective tax rate, discontinued operations	29.0%	41.5%

Less: Income attributable to noncontrolling interests:
Income before income taxes	$2,942	$3,190
Income tax expense	—	—
Net income attributable to noncontrolling interests	$2,942	$3,190
Effective tax rate, noncontrolling interests	—%	—%

Income attributable to the Company
Income before income taxes	$76,660	$86,426
Income tax expense	29,578	27,555
Net income attributable to the Company	$47,082	$58,871
Effective tax rate attributable to the Company	38.6%	31.9%
The effective tax rate for continuing operations for the nine months ended September 30, 2018 of 37.4%, with related tax expense of $28.9 million, was calculated based on a projected 2018 annual effective tax rate. The effective tax rate was more than the statutory rate of 21% due primarily to the sale of Anchor and state and local income taxes. These items were partially offset by earnings from tax-exempt investments and income tax credits. The Company recorded tax expense of $12.7 million on the sale of Anchor in April 2018, which was primarily due to a book to tax basis difference associated with nondeductible goodwill.
On August 21, 2018, the Internal Revenue Service (the “IRS”) issued guidance (Notice 2018-68) on new rules regarding restrictions on public company deductions for executive compensation under Section 162(m). The IRS guidance involved the interpretation of the transition rule for written binding contracts that were in effect on November 2, 2017 as amended by the Tax Cuts and Jobs Act (the “Tax Act”) that was enacted on December 22, 2017. Based on the updated guidance, the Company recorded an additional tax expense of $0.4 million in the third quarter of 2018 to comply with the guidance.
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The effective tax rate for continuing operations for the nine months ended September 30, 2018 was more than the effective tax rate for the same period in 2017 due primarily to the sale of Anchor. This item was partially offset by the reduction in the federal corporate tax rate from 35% to 21% as a result of the Tax Act.

10.    Noncontrolling Interests
At the Company, noncontrolling interests consist of equity owned by management of the Company’s respective majority-owned affiliates, Anchor, BOS, and DGHM, for the periods in which the Company had an ownership interest in them. Net income attributable to noncontrolling interests in the consolidated statements of operations represents the net income allocated to the noncontrolling interest owners of the affiliates. Net income allocated to the noncontrolling interest owners was $0.9 million and $1.1 million for the three-month periods ended September 30, 2018 and 2017, respectively, and $2.9 million and $3.2 million for the nine-month periods ended September 30, 2018 and 2017, respectively.
On the consolidated balance sheets, noncontrolling interests are included as the sum of the capital and undistributed profits allocated to the noncontrolling interest owners. Typically, this balance is included in a company’s permanent shareholders’ equity in the consolidated balance sheets. When the noncontrolling interest owners’ rights include certain redemption features, as described in ASC 480, Distinguishing Liabilities from Equity, such redeemable noncontrolling interests are classified as mezzanine equity and are not included in permanent shareholders’ equity. Due to the redemption features of the noncontrolling interests, the Company had redeemable noncontrolling interests held in mezzanine equity in the accompanying consolidated balance sheets of $11.7 million and $17.5 million at September 30, 2018 and December 31, 2017, respectively. The aggregate amount of such redeemable noncontrolling equity interests are recorded at the estimated maximum redemption values. In addition, the Company had $2.2 million and $5.2 million in noncontrolling interests included in permanent shareholder’s equity at September 30, 2018 and December 31, 2017, respectively.
Each non-wholly owned affiliate operating agreement provides the Company and/or the noncontrolling interests with contingent call or put redemption features used for the orderly transfer of noncontrolling equity interests between the affiliate noncontrolling interest owners and the Company at either a contractually predetermined fair value; multiple of earnings before interest, taxes, depreciation, and amortization (“EBITDA”); or fair value. The Company may liquidate these noncontrolling interests in cash, shares of the Company’s common stock, or other forms of consideration dependent on the operating agreement. These agreements are discussed in Part II. Item 8. “Financial Statements and Supplementary Data - Note 14: Noncontrolling Interests” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Generally, these put and call redemption features refer to shareholder rights of both the Company and the noncontrolling interest owners of the Company’s majority-owned affiliate companies. The affiliate company noncontrolling interests generally take the form of limited liability company (“LLC”) units, profits interests, or common stock (collectively, the “noncontrolling equity interests”). In most circumstances, the put and call redemption features generally relate to the Company’s right and, in some cases, obligation to purchase and the noncontrolling equity interests’ right to sell their equity interests. There are various events that could cause the puts or calls to be exercised, such as a change in control, death, disability, retirement, resignation or termination. The puts and calls are generally to be exercised at the then fair value or a contractually agreed upon approximation thereof. The terms of these rights vary and are governed by the respective individual operating and legal documents.
The following table presents, by affiliate, the noncontrolling interests included as redeemable noncontrolling interests and noncontrolling interests in mezzanine and permanent equity, respectively, at the periods indicated:

	September 30, 2018	December 31, 2017
	(In thousands)
Anchor (1)	$—	$9,761
BOS	8,675	8,057
DGHM (2)	5,220	4,829
Total	$13,895	$22,647
Redeemable noncontrolling interests	$11,686	$17,461
Noncontrolling interests	$2,209	$5,186
_____________________

(1)	Assets and liabilities at Anchor were classified as held for sale on the Company’s consolidated balance sheets at December 31, 2017. The Company completed the sale of Anchor in April 2018.

(2)	Only includes redeemable noncontrolling interests.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present a rollforward of the Company’s redeemable noncontrolling interests and noncontrolling interests for the periods indicated:

	Three months ended		Nine months ended
	September 30, 2018		September 30, 2018
	Redeemable noncontrolling interests	Noncontrolling interests	Redeemable noncontrolling interests	Noncontrolling interests
	(In thousands)
Noncontrolling interests at beginning of period	$10,747	$1,996	$17,461	$5,186
Net income attributable to noncontrolling interests	711	213	2,202	740
Distributions	(687)	(203)	(2,136)	(712)
Purchases/ (sales) of ownership interests	—	—	(6,353)	(3,051)
Amortization of equity compensation	125	—	373	161
Adjustments to fair value	790	203	139	(115)
Noncontrolling interests at end of period	$11,686	$2,209	$11,686	$2,209

	Three months ended		Nine months ended
	September 30, 2017		September 30, 2017
	Redeemable noncontrolling interests	Noncontrolling interests	Redeemable noncontrolling interests	Noncontrolling interests
	(In thousands)
Noncontrolling interests at beginning of period	$17,216	$4,375	$16,972	$4,161
Net income attributable to noncontrolling interests	802	272	2,385	805
Distributions	(869)	(264)	(2,414)	(783)
Purchases/ (sales) of ownership interests	103	85	235	85
Amortization of equity compensation	102	250	306	756
Adjustments to fair value	(1,472)	74	(1,602)	(232)
Noncontrolling interests at end of period	$15,882	$4,792	$15,882	$4,792

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

11.    Accumulated Other Comprehensive Income
The following table presents a summary of the amounts reclassified from accumulated other comprehensive income/ (loss) for the three and nine months ended September 30, 2018 and 2017:

Description of component of accumulated other comprehensive income/ (loss)	Three months ended September 30,		Nine months ended September 30,		Affected line item in Statement of Operations
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Adjustment for realized (gains)/ losses on available-for-sale securities, net:
Pre-tax	$—	$(230)	$—	$(486)	(Gain)/ loss on sale of investments, net
Tax expense/ (benefit)	—	89	—	193	Income tax expense/ (benefit)
Net	$—	$(141)	$—	$(293)	Net (income)/ loss attributable to the Company
Net realized (gain)/ loss on cash flow hedges:
Hedges related to deposits and borrowings:
Pre-tax	$(101)	$293	$(385)	$953	Interest (income)/ expense on deposits and borrowings
Pre-tax	—	2	—	3	Other (income)/ expense
Tax expense/ (benefit)	29	(123)	112	(398)	Income tax expense/ (benefit)
Net	$(72)	$172	$(273)	$558	Net (income)/ loss attributable to the Company
Total reclassifications for the period, net of tax	$(72)	$31	$(273)	$265
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Components of accumulated other comprehensive income/ (loss)
	Unrealized gain/ (loss) on securities available-for-sale	Unrealized gain/ (loss) on cash flow hedges	Unrealized gain/ (loss) on other	Accumulated other comprehensive income/ (loss)
	(In thousands)
Balance at December 31, 2016	$(11,194)	$(605)	$(749)	$(12,548)
Other comprehensive income/ (loss) before reclassifications	7,588	(140)	12	7,460
Amounts reclassified from other comprehensive income/ (loss)	(293)	558	—	265
Other comprehensive income/ (loss), net	7,295	418	12	7,725
Balance at September 30, 2017	$(3,899)	$(187)	$(737)	$(4,823)

Balance at December 31, 2017	$(8,140)	$332	$(850)	$(8,658)
Other comprehensive income/ (loss) before reclassifications	(18,888)	574	1	(18,313)
Amounts reclassified from other comprehensive income/ (loss)	—	(273)	—	(273)
Other comprehensive income/ (loss), net	(18,888)	301	1	(18,586)
Reclassification due to the adoption of ASUs 2017-12 and 2016-01	(339)	5	—	(334)
Balance at September 30, 2018	$(27,367)	$638	$(849)	$(27,578)

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
In the third quarter of 2018, the Company incurred a restructuring charge of $5.8 million, in connection with a previously announced reduction in force to the Company’s workforce of approximately 7% of total staffing. The restructuring is intended to improve the Company’s operating efficiency and enhance earnings. Additional restructuring costs may be recognized in the fourth quarter of 2018.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents a summary of the restructuring activity for the three and nine months ended September 30, 2018 and 2017:

Total (1)
(In thousands)
Accrued charges at December 31, 2017	$337
Costs paid	(254)
Accrued charges at March 31, 2018	83
Costs paid	(83)
Accrued charges at June 30, 2018	—
Costs incurred	5,763
Costs paid	—
Accrued charges at September 30, 2018	$5,763

Accrued charges at December 31, 2016	$1,977
Costs paid	(618)
Accrued charges at March 31, 2017	1,359
Costs paid	(335)
Accrued charges at June 30, 2017	1,024
Costs paid	(410)
Accrued charges at September 30, 2017	$614
_____________________

(1)	Restructuring charges consist solely of severance costs for all periods presented.

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
Investment management fees
Investment management fees are earned for the management of a series of accounts and funds in which clients invest directly, acting as a sub-advisor to larger investment management companies, or private client account management. The Company’s performance obligation is satisfied over time and the resulting fees are recognized monthly, based upon either the beginning-of quarter (in advance) or quarter-end (in arrears) market value of the assets under management and advisory (“AUM”) and the applicable fee rate, depending on the terms of the contract. Payment is generally received a few days after month end through a direct charge to customers’ accounts. The Company may earn performance-based incentives on certain contracts. Receivables are recorded on the consolidated balance sheet in the fees receivable line item.
All of the investment management fee income on the consolidated statement of operations for the three and nine months ended September 30, 2018 and 2017 is considered in-scope of ASC 606.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

Wealth advisory fees
Wealth advisory fees are earned for providing financial advisory services to clients. The Company’s performance obligation under these contracts is satisfied over time as the financial advisory services are provided. Fees are recognized monthly based either on a fixed fee amount or are based on the quarter-end (in arrears) market value of the AUM and the applicable fee rate (“asset based fees”), depending on the terms of the contract. Payment on fixed fee contracts is received based on a schedule outlined in the contract, while payment on asset based fees are generally received a few days after quarter end through a direct charge to customers’ accounts. No performance based incentives are earned on wealth advisory contracts. Receivables are recorded on the consolidated balance sheet in the fees receivable line item. Deferred revenues related to the fixed fee contracts of $6.9 million and $6.6 million at September 30, 2018 and December 31, 2017, respectively, are recorded on the consolidated balance sheet within the other liabilities line item.
All of the wealth advisory fee income on the consolidated statement of operations for the three and nine months ended September 30, 2018 and 2017 is considered in-scope of ASC 606.
Wealth management and trust fees
Wealth management and trust fees are earned for providing investment management, wealth management, retirement plan advisory, family office, financial planning, and trust services to clients. The Company’s performance obligation under these contracts is satisfied over time as the wealth management services are provided. Fees are recognized monthly based on the average monthly, beginning-of-quarter, or, for a small number of clients, end-of-quarter market value of the AUM and the applicable fee rate, depending on the terms of the contract. No performance based incentives are earned on wealth management contracts. Receivables are recorded on the consolidated balance sheet in the fees receivable line item.
Trust fees are earned when the Company is appointed as trustee for clients. As trustee, the Company administers the client’s trust and manages the assets of the trust including investments and property. The Company’s performance obligation under these agreements is satisfied over time as the administration and management services are provided. Fees are recognized monthly or, in certain circumstances, quarterly based on a percentage of the market value of the account as outlined in the agreement. Payment frequency is defined in the individual contracts which primarily stipulate monthly in arrears. No performance based incentives are earned on trust fee contracts. Receivables are recorded on the consolidated balance sheet in the fees receivable line item.
All of the wealth management and trust fee income on the consolidated statement of operations for the three and nine months ended September 30, 2018 and 2017 is considered in-scope of ASC 606.
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
For the three months ended September 30, 2018 and 2017, $1.1 million and $0.9 million, respectively, of other banking fee income as described above is considered in-scope for ASC 606. For the nine months ended September 30, 2018 and 2017, $3.1 million and $2.7 million, respectively, of other banking fee income as described above is considered in-scope for ASC 606.

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
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Instruments - Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to evaluate an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management must evaluate whether conditions and events raise substantial doubt about an entity’s ability to continue as a going concern and then whether its plans alleviate that doubt. ASU 2014-15 was effective in 2016 and management performs the required evaluation quarterly and has concluded that there are no such conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU update amends current lease accounting and requires all leases, other than short-term leases, to be reported on the balance sheet through the recognition of a right-of-use asset and a corresponding liability for future lease obligations. The amended guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and will require transition utilizing a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements (an additional transition method has been provided for in ASU 2018-11, discussed below). Early adoption of this ASU is permitted although the Company does not plan to early adopt. The Company does not anticipate a material impact to revenue or operating expenses as a result of the adoption of this ASU. The Company expects that this ASU will gross up the assets and liabilities on the balance sheet related to the lease assets and liabilities and reduce regulatory capital ratios.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments (Topic 326) (“ASU 2016-13”). This update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU will be effective for fiscal years beginning after December 15, 2019. Early adoption is available as of the fiscal year beginning after December 15, 2018. The Company does not plan on early adopting. The impact of this ASU on the Company’s consolidated financial statements will depend on factors at the time of adoption such as the balance and type of loans on the balance sheet, the Company’s loan loss history, and various qualitative factors.
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

In March 2017, the FASB issued ASU 2017-07. This amendment requires an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. This ASU was effective for fiscal years beginning after December 15, 2017, and interim periods within those years. As a result of the adoption of this ASU, $256 thousand and $597 thousand, respectively, have been reclassified from salaries and employee benefits expense to other expense within the Company’s consolidated statement of operations for the three and nine months ended September 30, 2017. For the three and nine months ended September 30, 2018, $131 thousand and $411 thousand, respectively, are presented within other expense that would have been presented within salaries and employee benefits prior to adoption of ASU 2017-07.
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
In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”), and ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). These updates clarify the guidance in ASU 2016-02 which introduced Topic 842, and add an additional transition method for leases. ASU 2018-11 allows entities to initially apply the new leases standard at the adoption date (January 1, 2019 for the Company) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This transition method is in addition to the initial modified retrospective transition method, which would require an entity to initially apply the new leases standard (subject to specific transition requirements and optional practical expedients) at the beginning of the earliest period presented in the financial statements (January 1, 2017 for the Company). This means that starting on January 1, 2017, lessees must recognize lease assets and liabilities for all leases even though those leases may have expired before the effective date. Lessees also must provide the new and enhanced disclosures for each period presented, including the comparative periods. ASU 2018-11 would not require the amended disclosures of Topic 842 for comparative periods. The Company will adopt these

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

provisions along with those of ASU 2016-02 as of January 1, 2019, and has elected to use the cumulative effect adjustment transition method, as prescribed by ASU 2018-11.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. Among other changes, this update removes the requirements to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. This update adds to required disclosures for changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and early adoption is permitted. The Company is still assessing the potential disclosure impact for these amendments and whether to adopt the provisions prior to January 1, 2020.
In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”). The amendments in ASU 2018-14 remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. This update is effective on a retrospective basis for the Company beginning January 1, 2021. The Company is still assessing the potential impact for this update and how it applies to the Company’s disclosures surrounding its two non-qualified supplemental executive retirement plans (“SERP”) and a long term incentive plan (“LTIP”) at one of its affiliate companies.
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) (“ASU 2018-15”). The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in ASU 2018-15. This update is effective on a retrospective basis for the Company beginning January 1, 2021. The Company plans to early adopt this update effective January 1, 2019.

15.    Subsequent Events
BOS Transaction
On October 17, 2018, the Company announced an agreement to sell all of its ownership interest in BOS in a transaction that will result in BOS being majority-owned by members of its management team for an upfront cash payment and a non-voting, revenue share participation interest in BOS. The transaction is expected to close in the fourth quarter of 2018. Completion of the transaction is subject to obtaining client consents, as well as satisfaction of other customary closing conditions.
As a result of finalizing the sale agreements and obtaining approval by the Company’s Board of Directors on such date, the Company determined that the criteria for held for sale accounting treatment, which had not been met at September 30, 2018, had been met as of October 17, 2018. Therefore, the Company will classify BOS assets and liabilities as held for sale for the period from October 17, 2018 through the close of the transaction.
The Company will receive approximately $21 million of cash at closing and an eight year revenue share. The Company currently estimates that the financial impact of the transaction will result in a pre-tax gain of approximately $18 million and a related tax expense of approximately $3 million to $4 million. The net financial impact will increase Tier 1 Common Equity by approximately $33 million. The financial impact will be recorded at the time of closing.
BOS had approximately $4.7 billion of AUM as of September 30, 2018 and accounted for approximately $17.4 million of revenue in the Company’s Wealth Advisory segment, $11.9 million of operating expense, and $2.1 million of net income attributable to noncontrolling interests in the Company’s financial results during the first nine months of 2018.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

Chief Executive Officer Transition
On November 2, 2018, Clayton G. Deutsch informed the Board of Directors of the Company of his intent to retire from his positions as Chief Executive Officer and President of the Company, member of the Board of Directors of the Company, and as Chief Executive Officer and member of the Board of Directors of the Bank, effective November 26, 2018.
On November 5, 2018, the Company announced that Anthony DeChellis, 56, will become Chief Executive Officer, President, and member of the Board of Directors of the Company, and Chief Executive Officer and member of the Board of Directors of the Bank, effective November 26, 2018. Mr. DeChellis will become President of the Bank on December 1, 2018, following the previously announced retirement of George G. Schwartz.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As of and for the three and nine months ended September 30, 2018
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

Executive Summary
The Company offers a wide range of private banking and wealth management services to high net worth individuals, families, businesses and select institutions through its four reportable segments: Private Banking, Wealth Management and Trust, Investment Management, and Wealth Advisory. This Executive Summary provides an overview of the most significant aspects of our operating segments and the Company’s operations in the third quarter of 2018. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

	As of and for the three months ended September 30,
	2018	2017	$ Change	% Change
	(In thousands, except per share data)
Total revenues	$91,955	$96,894	$(4,939)	(5)%
Provision/ (credit) for loan losses	(949)	(432)	(517)	nm
Total operating expense	68,557	69,346	(789)	(1)%
Net income from continuing operations	18,886	19,691	(805)	(4)%
Net income attributable to noncontrolling interests	924	1,074	(150)	(14)%
Net income attributable to the Company	17,962	19,803	(1,841)	(9)%
Diluted earnings per share:
From continuing operations	$0.20	$0.21	$(0.01)	(5)%
From discontinued operations	$—	$0.01	$(0.01)	(100)%
Total attributable to common shareholders	$0.20	$0.22	$(0.02)	(9)%

ASSETS UNDER MANAGEMENT AND ADVISORY:
Wealth Management and Trust	$8,335,000	$7,703,000	$632,000	8%
Wealth Advisory	11,977,000	10,992,000	985,000	9%
Investment Managers (1)	2,125,000	11,083,000	(8,958,000)	(81)%
Less: Inter-company Relationship	(7,000)	(11,000)	4,000	(36)%
Total Assets Under Management and Advisory (“AUM”) (1)	$22,430,000	$29,767,000	$(7,337,000)	(25)%
_____________________
nm =    not meaningful

(1)	Includes the AUM at Anchor of $9.2 billion at September 30, 2017.
Net income attributable to the Company was $18.0 million for the three months ended September 30, 2018 and $19.8 million for the same period in 2017. The Company recognized diluted earnings per share of $0.20 and $0.22 for the three-month periods ended September 30, 2018 and 2017, respectively.
Key items that affected the Company’s results in the third quarter of 2018 compared to the same period of 2017 include:

▪
Net income attributable to the Company decreased 9%, or $1.8 million, to $18.0 million for the three months ended September 30, 2018, compared to $19.8 million for the same period of 2017. The decrease was primarily driven by a decrease in total revenues of $4.9 million, partially offset by a decrease in income tax expense of $2.8 million and a decrease in total operating expenses of $0.8 million. Within operating expenses, a restructuring expense charge of $5.8 million was taken in the third quarter of 2018.

▪
Net interest income increased 5% to $59.6 million for the three months ended September 30, 2018, compared to $56.6 million for the same period of 2017. The increase was primarily driven by higher yields and volumes on interest-earning assets, and interest recoveries, partially offset by higher rates paid on deposits and borrowings. The net interest margin (“NIM”) on a fully taxable-equivalent (“FTE”) basis was 2.93% for the three months ended September 30, 2018, a decrease of 9 basis points compared to the same period in 2017 primarily driven by the reduction in the federal corporate tax rate and higher funding costs.

▪
Total fees and other income decreased 20%, or $8.0 million, to $32.3 million for the three months ended September 30, 2018, compared to $40.3 million for the same period of 2017. This decrease was primarily driven by a $8.0 million decrease in investment management fees due to the divestiture of Anchor, partially offset by a $0.7 million increase in wealth advisory fees due to higher AUM. Total fees and other income represents 35% of total revenue for the three months ended September 30, 2018, compared to 42% of total revenue for the same period of 2017.

▪
Total operating expenses decreased 1%, or $0.8 million, to $68.6 million for the three months ended September 30, 2018, compared to $69.3 million for the same period of 2017. The decrease was primarily driven by the divestiture of Anchor, which contributed to the $6.0 million decrease in salaries and employee benefits expense, partially offset by the $5.8 million restructuring expense.

The Company’s Private Banking segment reported net income attributable to the Company of $15.7 million in the third quarter of 2018, compared to net income attributable to the Company of $16.3 million for the same period of 2017. The $0.7 million, or 4%, decrease was primarily driven by an increase of $6.2 million in operating expenses partially offset by an increase of $2.9 million in total revenues. The increase in operating expenses was driven by $5.2 million in restructuring expense and an increase of $1.2 million in information systems expense. The increase in total revenues was primarily driven by an increase of $3.3 million in net interest income due to interest recoveries and higher asset yields, partially offset by higher funding costs. The decrease in income taxes was primarily driven by lower pre-tax income and the reduction in the federal corporate tax rate.
The Company’s Wealth Management and Trust segment reported net income attributable to the Company of $0.5 million in the third quarter of 2018, compared to net income attributable to the Company of $0.1 million for the same period of 2017. The $0.4 million increase was primarily driven by a decrease in total operating expenses of $0.8 million due to lower salaries and employee benefits and professional services expense, partially offset by restructuring expense of $0.6 million. During the same period, total revenues revenues decreased $0.1 million due to the difference between the effective fee rate on closed accounts and the effective fee rate on new accounts and existing client contributions. Wealth Management and Trust AUM increased $0.6 billion, or 8%, to $8.3 billion at September 30, 2018 from $7.7 billion at September 30, 2017. The increase in AUM is due to net inflows of $0.3 billion and positive market action of $0.2 billion for the twelve months ending September 30, 2018.
On April 13, 2018, the Company completed the sale of its ownership interest in Anchor. Anchor’s results through the closing date remain consolidated in the Company’s results through April 13, 2018 and prior periods. Results for the remaining period of 2018 after the close of the transaction in April will not include Anchor operations.
The Company’s Investment Management segment reported net income attributable to the Company of $0.6 million in the third quarter of 2018, compared to net income attributable to the Company of $1.4 million for the same period of 2017. The $0.8 million, or 59%, decrease was primarily driven by the impact of the divestiture of Anchor which reduced all revenue and expense categories as compared to the same period of 2017. Investment Management AUM decreased $9.0 billion to $2.1 billion at September 30, 2018 from $11.1 billion at September 30, 2017, primarily driven by the impact of the divestiture of Anchor in the second quarter of 2018, partially offset by positive market action of $0.2 billion and positive net flows of $0.1 billion for the twelve months ending September 30, 2018.
The Company’s Wealth Advisory segment reported net income attributable to the Company of $2.6 million in the third quarter of 2018, compared to net income attributable to the Company of $2.0 million for the same period of 2017. The $0.7 million, or 33%, increase was primarily driven by a $0.7 million increase in wealth advisory fee income due to higher levels of AUM, partially offset by a $0.3 million increase in operating expenses due to higher salaries and benefits expense. Fee-based revenue in the Wealth Advisory segment is determined based on either a fixed fee or end-of-quarter AUM balances. Wealth Advisory AUM increased $1.0 billion, or 9%, to $12.0 billion at September 30, 2018 from $11.0 billion at September 30, 2017, primarily due to positive market action of $0.9 billion and net inflows of $0.1 billion for the twelve months ending September 30, 2018.

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

Results of operations for the three and nine months ended September 30, 2018 versus September 30, 2017
Net Income. The Company recorded net income from continuing operations for the three and nine months ended September 30, 2018 of $18.9 million and $48.3 million, respectively, compared to $19.7 million and $58.2 million for the same respective periods in 2017. Net income attributable to the Company, which includes income from both continuing and discontinued operations, for the three and nine months ended September 30, 2018 was $18.0 million and $47.1 million, respectively, compared to $19.8 million and $58.9 million for the same respective periods in 2017.
The Company recorded net income from discontinued operations for the three and nine months ended September 30, 2018 of zero and $1.7 million, respectively, compared to $1.2 million and $3.9 million for the same respective periods in 2017. The Company received the final payment related to a revenue sharing agreement with Westfield Capital Management Company, LLC (“Westfield”) in the first quarter of 2018. The Company will not receive additional income from Westfield now that the final payment has been received.
The Company recognized diluted EPS attributable to common shareholders, which includes both continuing and discontinued operations, for the three and nine months ended September 30, 2018 of $0.20 per share and $0.50 per share, respectively, compared to $0.22 per share and $0.66 per share for the same respective periods in 2017. Net income from continuing operations in both 2018 and 2017 was partially offset by charges that reduce income available to common shareholders. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 2: Earnings Per Share” for further detail on these charges to income available to common shareholders.
The following discussions are based on the Company’s continuing operations, unless otherwise stated.
The following table presents selected financial highlights:

	Three months ended September 30,		$ Change	% Change	Nine months ended September 30,		$ Change	% Change
	2018	2017			2018	2017
	(In thousands)
Net interest income	$59,641	$56,627	3,014	5%	$174,569	$167,414	$7,155	4%
Fees and other income	32,314	40,267	(7,953)	(20)%	104,152	114,791	(10,639)	(9)%
Total revenue	91,955	96,894	(4,939)	(5)%	278,721	282,205	(3,484)	(1)%
Provision/ (credit) for loan losses	(949)	(432)	(517)	nm	(2,291)	(6,727)	4,436	(66)%
Operating expense	68,557	69,346	(789)	(1)%	203,798	205,947	(2,149)	(1)%
Income tax expense	5,461	8,289	(2,828)	(34)%	28,886	24,805	4,081	16%
Net income from continuing operations	18,886	19,691	(805)	(4)%	48,328	58,180	(9,852)	(17)%
Net income/ (loss) from discontinued operations	—	1,186	(1,186)	(100)%	1,696	3,881	(2,185)	(56)%
Less: Net income attributable to noncontrolling interests	924	1,074	(150)	(14)%	2,942	3,190	(248)	(8)%
Net income attributable to the Company	$17,962	$19,803	(1,841)	(9)%	$47,082	$58,871	$(11,789)	(20)%
_____________________
nm = not meaningful
Net interest income. Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference between the average rate earned on total interest-earning assets and the average rate paid on total interest-bearing liabilities. NIM is the amount of net interest income, on a FTE basis, expressed as a percentage of average interest-earning assets. The average rate earned on interest-earning assets is the amount of annualized taxable equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities. When credit quality declines and loans are placed on nonaccrual status, NIM can decrease because the same assets are earning less income. Loans graded as substandard but still accruing interest income totaled $55.4 million at September 30, 2018 and could be placed on nonaccrual status if their credit quality declines further.
Net interest income for the three months ended September 30, 2018 was $59.6 million, an increase of $3.0 million, or 5%, compared to the same period in 2017. For the nine months ended September 30, 2018, net interest income was $174.6 million, an increase of $7.2 million, or 4%, compared to the same period in 2017. The increase for the three and nine months is primarily driven by higher yields and volumes on interest-earning assets, and interest recoveries, partially offset by higher rates paid on deposits and borrowings. The increases in yields and rates paid are due to increases in interest rate benchmarks. The NIM was 2.93% for the three months ended September 30, 2018, a decrease of 9 basis points compared to the same period in 2017. For the nine months ended September 30, 2018, the NIM was 2.92%, a decrease of 9 basis points compared to the same period in 2017. Due to the lower federal tax rate in 2018, the FTE adjustment has a lower impact on the interest gross-up for NIM purposes.
The following tables present the composition of the Company’s NIM on a FTE basis for the three and nine months ended September 30, 2018 and 2017; however, the discussion following these tables reflects non-FTE data.

	Average Balance		Interest Income/Expense		Average Yield/Rate
	As of and for the three months ended September 30,
AVERAGE BALANCE SHEET:	2018	2017	2018	2017	2018	2017
AVERAGE ASSETS	(In thousands)
Interest-earning assets:
Cash and investments: (1)
Taxable investment securities	$324,583	$353,374	$1,510	$1,569	1.86%	1.77%
Non-taxable investment securities (2)	297,710	295,727	2,256	2,559	3.03%	3.46%
Mortgage-backed securities	552,820	631,052	2,941	3,267	2.13%	2.07%
Short-term investments and other	204,814	146,285	1,617	916	3.11%	2.47%
Total cash and investments	1,379,927	1,426,438	8,324	8,311	2.41%	2.33%
Loans: (3)
Commercial and industrial (2)	998,817	994,388	9,940	10,001	3.89%	3.94%
Commercial real estate (2)	2,475,143	2,381,583	29,547	25,579	4.67%	4.20%
Construction and land (2)	179,248	113,562	2,196	1,415	4.80%	4.88%
Residential	2,836,593	2,567,044	23,907	20,423	3.37%	3.18%
Home equity	94,050	106,744	1,089	1,128	4.59%	4.19%
Other consumer	163,224	187,184	1,689	1,554	4.11%	3.29%
Total loans	6,747,075	6,350,505	68,368	60,100	4.00%	3.73%
Total earning assets	8,127,002	7,776,943	76,692	68,411	3.73%	3.48%
LESS: Allowance for loan losses	73,861	75,166
Cash and due from banks (non-interest bearing)	46,056	42,031
Other assets	392,757	455,820
TOTAL AVERAGE ASSETS	$8,491,954	$8,199,628
AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and NOW	$693,419	$702,182	$301	$205	0.17%	0.12%
Money market	3,244,628	3,065,059	8,110	3,436	0.99%	0.44%
Certificates of deposit	730,117	671,992	3,076	1,715	1.67%	1.01%
Total interest-bearing deposits	4,668,164	4,439,233	11,487	5,356	0.98%	0.48%
Junior subordinated debentures	106,363	106,363	1,028	761	3.78%	2.80%
FHLB borrowings and other	768,015	736,035	3,945	2,768	2.01%	1.47%
Total interest-bearing liabilities	5,542,542	5,281,631	16,460	8,885	1.17%	0.66%
Non-interest bearing demand deposits	2,063,642	1,966,479
Payables and other liabilities	135,508	121,288
Total average liabilities	7,741,692	7,369,398
Redeemable noncontrolling interests	13,074	21,634
Average shareholders’ equity	737,188	808,596
TOTAL AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY	$8,491,954	$8,199,628
Net interest income - on a fully taxable equivalent basis (FTE)			$60,232	$59,526
LESS: FTE adjustment (2)			591	2,899
Net interest income (GAAP basis)			$59,641	$56,627
Interest rate spread					2.56%	2.82%
Net interest margin					2.93%	3.02%

	Average Balance		Interest Income/Expense		Average Yield/Rate
	As of and for the nine months ended September 30,
AVERAGE BALANCE SHEET:	2018	2017	2018	2017	2018	2017
AVERAGE ASSETS	(In thousands)
Interest-earning assets:
Cash and investments: (1)
Taxable investment securities	$328,054	$369,929	$4,521	$4,831	1.84%	1.74%
Non-taxable investment securities (2)	297,509	295,195	6,663	7,576	2.99%	3.42%
Mortgage-backed securities	570,578	652,159	9,168	10,266	2.14%	2.10%
Short-term investments and other	174,736	169,114	3,831	2,347	2.91%	1.55%
Total cash and investments	1,370,877	1,486,397	24,183	25,020	2.35%	2.21%
Loans: (3)
Commercial and industrial (2)	969,063	988,449	28,135	29,077	3.83%	3.88%
Commercial real estate (2)	2,464,788	2,354,996	83,438	75,556	4.46%	4.23%
Construction and land (2)	171,825	115,629	6,201	4,036	4.76%	4.60%
Residential	2,771,875	2,494,151	68,263	58,988	3.28%	3.15%
Home equity	95,217	111,423	3,172	3,302	4.45%	3.96%
Other consumer	176,086	191,550	5,080	4,500	3.86%	3.14%
Total loans	6,648,854	6,256,198	194,289	175,459	3.87%	3.71%
Total earning assets	8,019,731	7,742,595	218,472	200,479	3.61%	3.43%
LESS: Allowance for loan losses	73,894	77,957
Cash and due from banks (non-interest bearing)	47,859	42,006
Other assets	404,375	436,373
TOTAL AVERAGE ASSETS	$8,398,071	$8,143,017
AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and NOW	$709,751	$688,885	$820	$521	0.15%	0.10%
Money market	3,139,107	3,149,545	17,967	9,801	0.77%	0.42%
Certificates of deposit	691,670	642,820	7,589	4,514	1.47%	0.94%
Total interest-bearing deposits	4,540,528	4,481,250	26,376	14,836	0.78%	0.44%
Junior subordinated debentures	106,363	106,363	2,882	2,148	3.62%	2.66%
FHLB borrowings and other	889,178	722,087	12,185	7,439	1.81%	1.36%
Total interest-bearing liabilities	5,536,069	5,309,700	41,443	24,423	1.00%	0.61%
Non-interest bearing demand deposits	1,948,573	1,903,709
Payables and other liabilities	130,410	115,622
Total average liabilities	7,615,052	7,329,031
Redeemable noncontrolling interests	16,294	21,341
Average shareholders’ equity	766,725	792,645
TOTAL AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY	$8,398,071	$8,143,017
Net interest income - on a fully taxable equivalent basis (FTE)			$177,029	$176,056
LESS: FTE adjustment (2)			2,460	8,642
Net interest income (GAAP basis)			$174,569	$167,414
Interest rate spread					2.61%	2.82%
Net interest margin					2.92%	3.01%

____________________

(1)	Investments classified as available-for-sale and held-to-maturity are shown in the average balance sheet at amortized cost.

(2)	Interest income on non-taxable investments and loans is presented on a FTE basis using statutory rates. The discussion following these tables reflects non-FTE data.

(3)	Includes loans held for sale and nonaccrual loans.
Interest and dividend income. Total interest and dividend income for the three months ended September 30, 2018 was $76.1 million, an increase of $10.6 million, or 16%, compared to the same period in 2017. Interest and dividend income for the nine months ended September 30, 2018 was $216.0 million, an increase of $24.2 million, or 13%, compared to the same period in 2017. The increase for the three and nine months was primarily driven by higher yields and volumes on interest-earning assets, and interest recoveries, partially offset by higher rates paid on deposits and borrowings
The Bank generally has interest income that is either collected or reversed related to nonaccrual loans each quarter. Based on the net amount collected or reversed, the impact on interest income and related yields can be either positive or negative. In addition, the Bank collects prepayment penalties on certain commercial loans that pay off prior to maturity which could also impact interest income and related yields positively. The amount and timing of prepayment penalties varies from quarter to quarter.
Interest income on commercial and industrial loans, on a non-FTE basis, for the three months ended September 30, 2018 was $9.9 million, an increase of $1.1 million, or 13% compared to the same period in 2017. This increase was a result of a 38 basis point increase in the average yield on a non-FTE basis and no change in the average balance. For the nine months ended September 30, 2018, commercial and industrial interest income was $27.6 million, an increase of $2.3 million, or 9%, compared to the same period in 2017, as a result of a 38 basis point increase in the average yield on a non-FTE basis, partially offset by a 2% decrease in the average balance. The increase in the average yield for the three and nine month periods is the result of increases in interest rates, specifically increases to the interest rate benchmarks to which the variable rate loans are tied. The decrease in the average balance for the nine month period is related to a small number of large paydowns earlier in 2018 and increased competition in all markets in which the Bank operates.
Interest income on commercial real estate loans, on a non-FTE basis, for the three months ended September 30, 2018 was $29.5 million, an increase of $4.7 million, or 19%, compared to the same period in 2017, as a result of a 57 basis point increase in the average yield on a non-FTE basis and a 4% increase in the average balance. For the nine months ended September 30, 2018, commercial real estate interest income was $83.0 million, an increase of $9.6 million, or 13%, compared to the same period in 2017, as a result of a 33 basis point increase in the average yield on a non-FTE basis and a 5% increase in the average balance. The increase in the average yield for the three and nine month periods is primarily driven by increases in interest rates, specifically increases to the interest rate benchmarks to which the variable rate loans are tied, partially offset by increased competition in all regions in which the Bank operates. The increase in the average balances for the three and nine month periods is related to increased demand, particularly in New England and the San Francisco Bay Area.
Interest income on construction and land loans, on a non-FTE basis, for the three months ended September 30, 2018 was $2.2 million, an increase of $0.8 million, or 55%, compared to the same period in 2017, as a result of a 58% increase in the average balance, partially offset by a 15 basis point decrease in the average yield on a non-FTE basis. The overall yields on construction and land loans fluctuate due to the short-term nature of the loans and the related impact of draws and payoffs. Due to the relatively low balances in construction and land loans, a large draw or pay down can have a significant change in the overall yield depending on the interest rate of the particular loans that caused the balance changes. For the nine months ended September 30, 2018, construction and land interest income was $6.1 million, an increase of $2.1 million, or 52%, compared to the same period in 2017, as a result of a 49% increase in the average balance and an 11 basis point increase in the average yield on a non-FTE basis. The increase in the average balance for the three and nine month periods is driven primarily by increased demand and growth in all regions in which the Bank operates. The increase in the average yield for the nine month period is primarily driven by increases to the interest rate benchmarks to which the variable rate loans are tied.
Interest income on residential mortgage loans for the three months ended September 30, 2018 was $23.9 million, an increase of $3.5 million, or 17%, compared to the same period in 2017, as a result of an 11% increase in the average balance and a 19 basis point increase in the average yield. For the nine months ended September 30, 2018, residential mortgage interest income was $68.3 million, an increase of $9.3 million, or 16%, compared to the same period in 2017, as a result of an 11% increase in the average balance and a 13 basis point increase in the average yield. The increase in the average balance for the three and nine month periods is related to the organic growth of the residential loan portfolio at the Bank, particularly in the Southern California and San Francisco Bay Area markets. The increase in the average yield for the three and nine month periods is related to higher yields on residential mortgage originations and adjustable rate mortgage (“ARM”) loans repricing at higher rates due to increases to the interest rate benchmarks to which the loans are tied.

Interest income on home equity loans for the three months ended September 30, 2018 was $1.1 million, a decrease of 3% compared to the same period in 2017, as a result of a 12% decrease in the average balance, partially offset by a 40 basis point increase in the average yield. For the nine months ended September 30, 2018, home equity interest income was $3.2 million, a decrease of 4% compared to the same period in 2017, as a result of a 15% decrease in the average balance, partially offset by a 49 basis point increase in the average yield. The decrease in the average balance for the three and nine month periods is primarily driven by reduced demand as a result of the recent increases in benchmark interest rates. The increase in the average yield for the three and nine month periods is also the result of increases in benchmark interest rates.
Interest income on other consumer loans for the three months ended September 30, 2018 was $1.7 million, an increase of $0.1 million, or 9%, compared to the same period in 2017, as a result of an 82 basis point increase in the average yield, partially offset by a 13% decrease in the average balance. For the nine months ended September 30, 2018, other consumer interest income was $5.1 million, an increase of $0.6 million, or 13%, compared to the same period in 2017, as a result of a 72 basis point increase in the average yield, partially offset by an 8% decrease in the average balance. The increase in the average yield for the three and nine month periods is the result of increases in interest rate benchmarks. The decrease in the average balance for the three and nine month periods is primarily driven by reduced demand also resulting from the recent increases in benchmark interest rates.
Investment income, on a non-FTE basis, for the three months ended September 30, 2018 was $7.8 million, an increase of $0.4 million, or 6%, from the same period in 2017, as a result of a 19 basis point increase in the average yield on a non-FTE basis, partially offset by a 3% decrease in the average balance. For the nine months ended September 30, 2018, investment income was $22.8 million, an increase of $0.4 million, or 2%, compared to the same period in 2017, as a result of a 24 basis point increase in the average yield on a non-FTE basis, partially offset by a 8% decrease in the average balance. The increase in the average yield for the three and nine month periods is primarily due to a mix of more Federal Reserve deposits and FHLB stock paying higher dividend and interest rates and higher coupon rates on fixed rate investment securities as benchmark interest rates rises. The decrease in the average balance for the three and nine month periods is primarily due to the proceeds from maturing investment securities being utilized to pay down borrowings and to support loan growth.
Interest expense. Total interest expense for the three months ended September 30, 2018 was $16.5 million, an increase of $7.6 million, or 85%, compared to the same period in 2017. For the nine months ended September 30, 2018, total interest expense was $41.4 million, an increase of $17.0 million, or 70%, compared to the same period in 2017. The increase for the three and nine months was primarily driven by interest paid on interest-bearing deposits and interest-bearing liabilities, as a result of a market-wide increase in interest rates over the last twelve months and, for the three month period, increases in the volume of interest-bearing deposits.
Interest expense on interest-bearing deposits for the three months ended September 30, 2018 was $11.5 million, an increase of $6.1 million compared to the same period in 2017, as a result of a 50 basis point increase in the average rate paid and a 5% increase in the average balance. For the nine months ended September 30, 2018, interest expense on interest-bearing deposits was $26.4 million, an increase of $11.5 million, or 78%, compared to the same period in 2017, as a result of a 34 basis point increase in the average rate paid and a 1% increase in the average balance. The increase for the three and nine month periods in the average rate paid on deposits is driven primarily by increases in the rates paid for certificates of deposit and money market demand accounts as benchmark interest rates have increased. The increase for the three and nine month periods in the average balance for interest-bearing deposits was primarily driven by an increased focus on driving deposit growth for all regions and businesses in which the Bank operates in order to fund loan growth.
Interest paid on non-deposit interest-bearing liabilities for the three months ended September 30, 2018 was $5.0 million, an increase of $1.4 million, or 41%, compared to the same period in 2017, as a result of a 54 basis point increase in the average rate paid on FHLB borrowings and other borrowings, a 4% increase in the average balance of FHLB borrowings and other borrowings, and a 98 basis point increase in the average rate paid on junior subordinated debentures. For the nine months ended September 30, 2018, interest paid on non-deposit interest-bearing liabilities was $15.1 million, an increase of $5.5 million, or 57%, compared to the same period in 2017, as a result of a 45 basis point increase in the average rate paid on FHLB borrowings and other borrowings, a 23% increase in the average balance of FHLB borrowings and other borrowings and a 96 basis point increase in the average rate paid on junior subordinated debentures. The increases for the three and nine month periods in the average rate paid on non-deposit interest-bearing liabilities is primarily driven by the increases in benchmark interest rates to which the instruments are tied. The increase for the three and nine month periods average balance for non-deposit interest-bearing deposits was primarily driven by increased FHLB borrowings used to fund additional loan growth due to lower than expected increases in deposit volumes over the same period.
Provision/ (credit) for loan losses. The Company recorded a credit to the provision for loan losses of $0.9 million for the three months ended September 30, 2018, compared to a credit to the provision for loan losses of $0.4 million for the same period in 2017. For the nine months ended September 30, 2018, the credit for loan losses was $2.3 million, compared to a credit of $6.7 million for the same period in 2017. The credit in the third quarter of 2018 was primarily driven by loan recoveries and the mix in the loan portfolio, partially offset by an increase in criticized and classified loans.
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
Fees and other income

	Three months ended September 30,		$ Change	% Change	Nine months ended September 30,		$ Change	% Change
	2018	2017			2018	2017
	(In thousands)
Investment management fees	$3,245	$11,274	$(8,029)	(71)%	$18,897	$33,194	$(14,297)	(43)%
Wealth advisory fees	13,995	13,279	716	5%	41,200	39,063	2,137	5%
Wealth management and trust fees	11,510	11,619	(109)	(1)%	34,830	33,606	1,224	4%
Other banking fee income	2,775	2,726	49	2%	7,793	6,384	1,409	22%
Gain on sale of loans, net	67	169	(102)	(60)%	204	366	(162)	(44)%
Total core fees and income	31,592	39,067	(7,475)	(19)%	102,924	112,613	(9,689)	(9)%
Total other income	722	1,200	(478)	(40)%	1,228	2,178	(950)	(44)%
Total fees and other income	$32,314	$40,267	$(7,953)	(20)%	$104,152	$114,791	$(10,639)	(9)%
Total fees and other income for the three months ended September 30, 2018 decreased $8.0 million, or 20%, compared to the same period in 2017. Total fees and other income for the nine months ended September 30, 2018 decreased $10.6 million, or 9%, compared to the same period in 2017. The decrease in total fees and other income for the three and nine month periods is primarily driven by the decrease in investment management fees as a result of the divestiture of Anchor in April 2018, partially offset by increased wealth advisory fees due to higher levels of AUM and increased other banking fee income driven by higher swap fees.

•
AUM managed or advised by the Investment Managers was $2.1 billion at September 30, 2018, a decrease of $9.0 billion, compared to September 30, 2017. The decrease was primarily driven by the impact of the divestiture of Anchor in the second quarter of 2018, partially offset by net inflows of $0.1 million and positive market action of $0.1 billion for the twelve months ending September 30, 2018.

•
AUM managed or advised by the Wealth Advisors was $12.0 billion at September 30, 2018, an increase of $1.0 billion, or 9%, compared to September 30, 2017. The increase in AUM was primarily driven by positive market action of $0.9 billion and net inflows of $0.1 billion for the twelve months ending September 30, 2018.

•
AUM managed or advised by Boston Private Wealth was $8.3 billion at September 30, 2018, an increase of $0.6 billion, or 8%, compared to September 30, 2017. The increase is primarily driven by net inflows of $0.4 billion and positive market action of $0.2 billion for the twelve months ending September 30, 2018. However, AUM inflows during the third quarter of 2018 were at a lower effective fee rate than some of the AUM outflows from earlier in 2018 which led to a decrease of $0.1 million in fees when comparing the three months ended September 30, 2018 to the three months ended September 30, 2017.

•
Other banking fee income for the three months ended September 30, 2018 increased $0.1 million, or 2% , compared to the same period in 2017. Other banking fee income for the nine months ended September 30, 2018 increased $1.4 million, or 22%, compared to the same period in 2017. The increases were due to an increase in swap fee income reflecting higher client demand for loan swap agreements for the three and nine months ended September 30, 2018 as well as an increase in Bank Owned Life Insurance (“BOLI”) income for the nine months ended September 30, 2018 due to an additional purchase of BOLI in the first quarter of 2017.

Operating Expense

	Three months ended September 30,		$ Change	% Change	Nine months ended September 30,		$ Change	% Change
	2018	2017			2018	2017
	(In thousands)
Salaries and employee benefits	$38,944	$44,912	$(5,968)	(13)%	$125,461	$133,889	$(8,428)	(6)%
Occupancy and equipment	8,164	7,944	220	3%	24,141	22,412	1,729	8%
Professional services	2,877	3,308	(431)	(13)%	8,926	9,728	(802)	(8)%
Marketing and business development	1,710	2,216	(506)	(23)%	5,373	5,847	(474)	(8)%
Information systems	6,233	5,282	951	18%	18,889	16,161	2,728	17%
Amortization of intangibles	750	1,426	(676)	(47)%	2,249	4,278	(2,029)	(47)%
FDIC insurance	674	647	27	4%	2,126	2,292	(166)	(7)%
Restructuring	5,763	—	5,763	nm	5,763	—	5,763	nm
Other	3,442	3,611	(169)	(5)%	10,870	11,340	(470)	(4)%
Total operating expense	$68,557	$69,346	$(789)	(1)%	$203,798	$205,947	$(2,149)	(1)%
Total operating expense for the three months ended September 30, 2018 decreased $0.8 million, or 1%, compared to the same period in 2017 and operating expense for the nine months ended September 30, 2018 decreased $2.1 million, or 1%, compared to the same period in 2017, primarily due to the divestiture of Anchor, as well as a decrease in salaries and employee benefits expense, partially offset by a restructuring expense in the third quarter of 2018 and an increase in information systems expense.

•
Salaries and employee benefits expense, the largest component of operating expense, for the three and nine months ended September 30, 2018 decreased compared to the same periods in 2017, primarily due to the divestiture of Anchor.

•
Occupancy and equipment expense for the three and nine months ended September 30, 2018 increased compared to the same periods in 2017, primarily due to lease renewals and the related depreciation of leasehold improvements.

•
Information systems expense for the three and nine months ended September 30, 2018 increased compared to the same periods in 2017, primarily due to an increase in technology service agreements, telecommunications and telephone expenses.

•
Restructuring expense increased for the three and nine months ended September 30, 2018 as the Company incurred a restructuring charge of $5.8 million in the third quarter of 2018, in connection with a previously announced reduction in force to the Company’s workforce of approximately 7% of total staffing, intended to improve the Company’s operating efficiency and enhance earnings. Additional restructuring costs may be recognized in the fourth quarter of 2018.

In 2017, the Bank began working on an initiative to upgrade its information technology. This initiative required the Bank to hire additional employees with expertise in information technology. Recruiters were generally used in the placement of these professionals. The Bank has utilized consultants and temporary employees to assist with the initiative in addition to the new hires. Generally the expenditures in the preliminary project stage were expensed as incurred. Other expenditures related to the application development stage have been capitalized. The capitalized expenditures will be depreciated over the useful life of the asset when the asset is placed in service. The Bank has begun to place certain of these capitalized assets in service in 2018 and anticipates that the remaining capitalized assets will be placed in service in the fourth quarter of 2018 through early 2019.
Income Tax Expense. Income tax expense for continuing operations for the nine months ended September 30, 2018 was $28.9 million, which included a $12.7 million expense related to the sale of Anchor in the second quarter of 2018. The effective tax rate for continuing operations for the nine months ended September 30, 2018 was 37.4%, compared to an effective tax rate of 29.9% for the same period in 2017. The effective tax rate for 2018 was higher than 2017 primarily due to the sale of Anchor, partially offset by the reduction in the federal corporate tax rate from 35% to 21% as a result of the impact of the Tax Act that was enacted on December 22, 2017. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 9: Income Taxes” for further detail.

Financial Condition

Condensed Consolidated Balance Sheets and Discussion

	September 30, 2018	December 31, 2017	Increase/ (decrease)	% Change
	(In thousands)
Assets:
Total cash and investments	$1,280,169	$1,425,418	$(145,249)	(10)%
Loans held for sale	3,344	4,697	(1,353)	(29)%
Total loans	6,720,420	6,505,028	215,392	3%
Less: Allowance for loan losses	73,500	74,742	(1,242)	(2)%
Net loans	6,646,920	6,430,286	216,634	3%
Goodwill and intangible assets, net	89,432	91,681	(2,249)	(2)%
Total other assets	355,975	359,662	(3,687)	(1)%
Total assets	$8,375,840	$8,311,744	$64,096	1%
Liabilities and Equity:
Deposits	$6,768,723	$6,510,246	$258,477	4%
Total borrowings	707,652	862,213	(154,561)	(18)%
Total other liabilities	149,770	135,880	13,890	10%
Total liabilities	7,626,145	7,508,339	117,806	2%
Redeemable Noncontrolling Interests (“RNCI”)	11,686	17,461	(5,775)	(33)%
Total shareholders’ equity	738,009	785,944	(47,935)	(6)%
Total liabilities, RNCI and shareholders’ equity	$8,375,840	$8,311,744	$64,096	1%
Total assets. Total assets increased $0.1 billion, or 1%, to $8.4 billion at September 30, 2018 from $8.3 billion at December 31, 2017, primarily driven by an increase in total loans, partially offset by a decrease in total cash and investments.
Total cash and investments. Total cash and investments (consisting of cash and cash equivalents, investment securities, and stock in the FHLB and the FRB) decreased $145.2 million, or 10%, from December 31, 2017. The decrease on a point-in-time basis was primarily driven by a decrease of $107.0 million in available-for-sale investment securities and a decrease of $27.9 million in cash. The Company utilized proceeds from maturing investment securities and an increased volume of deposits to pay down higher interest rate borrowings as opposed to purchasing additional investment securities. Additionally, cash decreased from December 31, 2017 due to the redemption of the 6.95% Non-Cumulative Perpetual Preferred Stock, Series D (“the Series D preferred stock”) in the second quarter of 2018. Total cash and investments represent 15% of total assets at September 30, 2018 and 17% of total assets at December 31, 2017.
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
Investment maturities, redemptions, principal payments, and sales of securities, net of purchases, provided $73.5 million of cash proceeds during the nine months ended September 30, 2018, compared to $89.3 million in the same period of 2017. The timing of sales and reinvestments is based on various factors, including management’s evaluation of interest rate trends, credit risk, and the Company’s liquidity. The Company’s available-for-sale investment portfolio carried a total of $1.3 million of unrealized gains and $39.8 million of unrealized losses at September 30, 2018, compared to $5.1 million of unrealized gains and $17.2 million of unrealized losses at December 31, 2017.
No impairment losses were recognized through earnings related to investment securities during the nine months ended September 30, 2018 and 2017. The Company does not consider these investments other-than-temporarily impaired as the decline in fair value on investments is primarily attributed to changes in interest rates and not due to credit quality or other risk factors.

Additionally, at September 30, 2018 and December 31, 2017, the Company held $75.5 million and $74.6 million, respectively, of held-to-maturity securities at amortized cost. All of the held-to-maturity securities held at September 30, 2018 were U.S. Treasury securities and mortgage-backed securities guaranteed by the U.S. government, U.S. government agencies, or government-sponsored entities.
See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 4: Investments” for further details of the Company’s investment securities.
Loans held for sale. Loans held for sale at September 30, 2018 decreased $1.4 million, or 29%, compared to the balance at December 31, 2017. The balance of loans held for sale usually relates to the timing and volume of residential loans originated for sale and the ultimate sale transaction which is typically executed within a short time following the loan origination. From time to time, the Company may also sell loans that have been held in the loan portfolio. The sale of such loans may improve the Bank’s liquidity and capital position or may provide the Bank additional flexibility for more profitable and strategic future lending opportunities.
Goodwill and intangible assets, net. Goodwill and intangible assets, net at September 30, 2018 decreased $2.2 million, or 2%, compared to the balance at December 31, 2017 due to amortization of intangible assets. There was no change to goodwill during the nine months ended September 30, 2018.
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
Management performed its annual goodwill and indefinite-lived intangible asset impairment testing during the fourth quarter of 2017 for applicable reporting units. The estimated fair value of BOS, KLS, and Boston Private Wealth each exceeded their carrying value in 2017. Management will perform the annual goodwill and indefinite-lived intangible asset impairment testing for this year during the fourth quarter of 2018.
Total other assets. Total other assets, as presented in the table above, consists of the following line items from the consolidated balance sheet: other real estate owned (“OREO”), if any; premises and equipment; fees receivable; accrued interest receivable; deferred income taxes, net; and other assets, including assets held for sale, if any. Total other assets at September 30, 2018 decreased $3.7 million, or 1%, compared to the balance at December 31, 2017. These changes resulted from the following factors:

•
Other assets, which consist primarily of BOLI, investment in partnerships, prepaid expenses, the fair value of interest rate derivatives, other receivables, and assets held for sale, if any, decreased $14.0 million, or 5%, to $245.5 million at September 30, 2018 from $259.5 million at December 31, 2017. The decrease was primarily due to the divestiture of Anchor in the second quarter of 2018, which had been classified as assets held for sale at December 31, 2017. This was partially offset by the $14.8 million current receivable balance for the future revenue share with Anchor as part of the divestiture agreement.

•
Premises and equipment increased $9.8 million, or 26%, to $47.4 million at September 30, 2018 from $37.6 million at December 31, 2017. In 2017, the Bank began working on an initiative to upgrade its information technology. The increase was primarily due to expenditures related to this initiative. Generally the expenditures in the preliminary project stage were expensed as incurred. Other expenditures related to the application development stage have been capitalized. The capitalized expenditures will be depreciated over the useful life of the asset when the asset is placed in service. The capitalized assets will continue to be placed in service throughout the fourth quarter of 2018 and into 2019.

•
Deferred income taxes, net, decreased $1.2 million, or 4%, to $27.8 million at September 30, 2018 from $29.0 million at December 31, 2017. The decrease was primarily driven by deferred income tax expense, partially offset by the current year tax effect of other comprehensive income/ (loss). At September 30, 2018, no valuation allowance on the net deferred tax asset was required due primarily to the expectation of future taxable income. The Company’s use of these deferred tax benefits may depend on a number of factors including future changes in laws or regulations relating to tax rates, tax credits, tax deductions, and net operating losses.

Deposits. Deposits at September 30, 2018 increased $258.5 million, or 4%, compared to the balance at December 31, 2017, primarily due to the Company’s continued focus on increasing the deposit base to fund loan growth. Average total deposits for the three months ended September 30, 2018 increased 5% from the same period in 2017 as shown in the average balance sheet. In September 2018, the Company began a deposit sweep program to sweep Boston Private Wealth excess customer cash balances into a money market deposit account held at the Bank, as compared to a non-affiliated financial company. Included in the deposits balance at September 30, 2018 and accounting for a portion of the increase from December 31, 2017 is $119.8 million of Boston Private Wealth money market deposit sweep balances. For further details, see “Results of Operations” above.
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
The following table presents the composition of the Company’s deposits at September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Balance	as a % of total	Balance	as a % of total
	(In thousands)
Demand deposits (noninterest-bearing)	$2,001,275	30%	$2,025,690	31%
NOW (1)	568,148	8%	645,361	10%
Savings	72,967	1%	70,935	1%
Money market (1)	3,363,062	50%	3,121,811	48%
Certificates of deposit under $100,000 (1)	260,134	4%	250,070	4%
Certificates of deposit $100,000 or more to less than $250,000	85,966	1%	82,665	1%
Certificates of deposit $250,000 or more	417,171	6%	313,714	5%
Total deposits	$6,768,723	100%	$6,510,246	100%
_____________________

(1)	Includes brokered deposits of $529.9 million and $780.2 million at September 30, 2018 and December 31, 2017, respectively.
Total borrowings. Total borrowings (consisting of securities sold under agreements to repurchase, federal funds purchased (if any), FHLB borrowings, and junior subordinated debentures) at September 30, 2018 decreased $154.6 million, or 18%, compared to the balance at December 31, 2017 primarily driven by cash and cash flows from investment securities being used to pay down outstanding borrowings.

•
FHLB borrowings decreased $251.8 million, or 36%, to $441.8 million at September 30, 2018 from $693.7 million at December 31, 2017. The decrease was primarily due to asset liability management considerations to utilize cash proceeds from investment security maturities and deposits to reduce the outstanding FHLB borrowings balance. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth and to manage interest rate risk, but can also be used as an additional source of liquidity for the Bank.

•
From time to time, the Company purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. At September 30, 2018, the Company had $120.0 million in federal funds purchased outstanding compared to $30.0 million at December 31, 2017.

•
Repurchase agreements increased $7.3 million to $39.5 million at September 30, 2018 from $32.2 million at December 31, 2017. Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature.

Total other liabilities. Total other liabilities, which consist primarily of accrued interest, accrued bonus, interest rate derivatives, the unfunded portion of partnership investment commitments, and other accrued expenses, at September 30, 2018 increased $13.9 million, or 10%, compared to the balance at December 31, 2017. The increase was primarily driven by increased swap activity, additional unfunded partnership investment commitments, and accrued severance.

Loan Portfolio and Credit Quality
Loans. Total loans increased $215.4 million, or 3%, to $6.7 billion, or 80% of total assets, at September 30, 2018, from $6.5 billion, or 78% of total assets, at December 31, 2017. The following table presents a summary of the loan portfolio based on the portfolio segment and changes in balances as of the dates indicated:

	September 30, 2018	December 31, 2017	$ Change	% Change
	(In thousands)
Commercial and industrial	$583,214	$520,992	$62,222	12%
Commercial tax-exempt	438,807	418,698	20,109	5%
Total commercial and industrial	1,022,021	939,690	82,331	9%
Commercial real estate	2,399,080	2,440,220	(41,140)	(2)%
Construction and land	197,524	164,990	32,534	20%
Residential	2,862,879	2,682,533	180,346	7%
Home equity	93,390	99,958	(6,568)	(7)%
Consumer and other	145,526	177,637	(32,111)	(18)%
Total loans	$6,720,420	$6,505,028	$215,392	3%
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
The Bank’s commercial real estate loan portfolio, the largest portfolio segment after residential, includes loans secured by the following types of collateral as of the dates indicated:

	September 30, 2018	December 31, 2017
	(In thousands)
Multifamily and residential investment	$700,213	$729,792
Retail	618,350	634,843
Office and medical	534,815	543,894
Manufacturing, industrial, and warehouse	217,766	197,950
Hospitality	195,432	148,354
Other	132,504	185,387
Commercial real estate	$2,399,080	$2,440,220

Geographic concentration. The following tables present the Company’s outstanding loan balance concentrations at the dates indicated based on the location of the regional offices to which they are attributed.

	As of September 30, 2018
	New England		San Francisco Bay Area		Southern California		Total
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
Commercial and industrial	$460,409	7%	$41,256	1%	$81,549	1%	$583,214	9%
Commercial tax-exempt	330,753	5%	96,775	1%	11,279	—%	438,807	6%
Commercial real estate	1,043,494	16%	724,243	11%	631,343	9%	2,399,080	36%
Construction and land	114,411	2%	40,755	—%	42,358	1%	197,524	3%
Residential	1,650,989	25%	554,502	8%	657,388	10%	2,862,879	43%
Home equity	61,291	1%	19,769	—%	12,330	—%	93,390	1%
Consumer and other	121,685	2%	14,228	—%	9,613	—%	145,526	2%
Total loans (1)	$3,783,032	58%	$1,491,528	21%	$1,445,860	21%	$6,720,420	100%

	As of December 31, 2017
	New England		San Francisco Bay Area		Southern California		Total
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
Commercial and industrial	$438,322	7%	$23,311	—%	$59,359	1%	$520,992	8%
Commercial tax-exempt	305,792	5%	101,340	1%	11,566	—%	418,698	6%
Commercial real estate	1,002,092	15%	725,454	11%	712,674	11%	2,440,220	37%
Construction and land	86,874	1%	27,891	1%	50,225	1%	164,990	3%
Residential	1,598,072	24%	512,189	8%	572,272	9%	2,682,533	41%
Home equity	67,435	1%	22,462	1%	10,061	—%	99,958	2%
Consumer and other	149,022	3%	14,707	—%	13,908	—%	177,637	3%
Total loans (1)	$3,647,609	56%	$1,427,354	22%	$1,430,065	22%	$6,505,028	100%
________________________

(1)	Regional percentage totals may not reconcile due to rounding.
Allowance for loan losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and totaled $73.5 million and $74.7 million as of September 30, 2018 and December 31, 2017, respectively.
The allowance for loan losses decreased $1.2 million to $73.5 million, or 1.09% of total loans, as of September 30, 2018 from $74.7 million, or 1.15% of total loans, as of December 31, 2017. The decrease in the overall allowance for loan losses was due to a decline in criticized loans and a decline in loss factors, partially offset by loan growth and the mix in the loan portfolio. The provision credit for loan losses in the third quarter of 2018 was primarily driven by loan recoveries, the mix in the loan portfolio, partially offset by the impact of the increase in criticized loans. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 7: Allowance for Loan Losses” for an analysis of the Company’s allowance for loan losses.
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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net loans (charged-off)/ recovered:
New England	$232	$73	$(126)	$819
San Francisco Bay Area	706	206	864	3,097
Southern California	47	17	311	(393)
Total net loans (charged-off)/ recovered	$985	$296	$1,049	$3,523
There were $1.0 million in net recoveries recorded in the third quarter of 2018, compared to $0.3 million of net recoveries for the same period of 2017.
The Company believes that commercial loans represent the greatest risk of loss due to the size and nature of these loans and the related collateral, if applicable. Local economic and business conditions in the markets where our offices are located have a significant impact on our commercial loan customers and their ability to service their loans.
Nonperforming assets. The Company’s nonperforming assets include nonaccrual loans and OREO, if any. OREO, if any, consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of deeds in lieu of foreclosure. As of September 30, 2018, nonperforming assets totaled $12.2 million, or 0.15% of total assets, a decrease of $2.1 million, or 15%, compared to $14.3 million, or 0.17% of total assets, as of December 31, 2017.
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest in accordance with the contractual terms of the loan agreement is in doubt. Despite a loan having a current payment status, if the Bank has reason to believe it may not collect all principal and interest on the loan in accordance with the related contractual terms, the Bank will generally discontinue the accrual of interest income and will apply any future interest payments received to principal. Of the $12.1 million of loans on nonaccrual status as of September 30, 2018, $2.3 million, or 19%, had a current payment status, $0.3 million, or 2%, were 30-89 days past due, and $9.5 million, or 79%, were 90 days or more past due. Of the $14.3 million of loans on nonaccrual status as of December 31, 2017, $1.3 million, or 9%, had a current payment status, $3.4 million, or 24%, were 30-89 days past due, and $9.6 million, or 67%, were 90 days or more past due.
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
The Bank’s policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six consecutive months). For nonaccruing TDR loans, a return to accrual status generally requires timely payments for a period of six months in accordance with restructured terms, along with meeting other criteria.
Delinquencies. The past due status of a loan is determined in accordance with its contractual repayment terms. All loan types are reported past due when one scheduled payment is due and unpaid for 30 days or more. Loans 30-89 days past due decreased $13.4 million, or 54%, to $11.6 million as of September 30, 2018 from $25.0 million as of December 31, 2017, with the decrease primarily due to the number of days in September as compared to the number of days in December. Loan delinquencies can be attributed to many factors, such as continuing weakness in, or deteriorating, economic conditions in the region in which the collateral is located, the loss of a tenant or lower lease rates for commercial borrowers, or the loss of income for consumers and the resulting liquidity impacts on the borrowers. Further deterioration in the credit condition of these delinquent loans could lead to the loans going to nonaccrual status and/or being downgraded. Downgrades would generally result in additional provision for loan losses. Past due loans may be included with accruing substandard loans.
In certain instances, although very infrequently, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans 90 days or more past due, but still accruing, as of September 30, 2018 and December 31, 2017.
Impaired Loans. When management determines that it is probable that the Bank will not collect all principal and interest on a loan in accordance with the original loan terms, the loan is considered impaired. Certain impaired loans may continue to accrue interest based on factors such as the restructuring terms, if any, the historical payment performance, the value of collateral, and the financial condition of the borrower. Impaired commercial loans and impaired construction loans are typically, in accordance with ASC 310, individually evaluated for impairment. Large groups of smaller-balance homogeneous loans may be collectively evaluated for impairment. Such groups of loans may include, but are not limited to, residential loans, home equity loans, and consumer loans. However, if the terms of any of such loans are modified in a troubled debt restructuring, then such loans would be individually evaluated for impairment in the allowance for loan losses.
Loans that are individually evaluated for impairment require an analysis to determine the amount of impairment, if any. For collateral dependent loans, impairment would be indicated as a result of the carrying value of the loan exceeding either the estimated collateral value, less costs to sell, or, for loans not considered to be collateral dependent, the net present value of the projected cash flow, discounted at the loan’s contractual effective interest rate. Generally, when a collateral dependent loan becomes impaired, an updated appraisal of the collateral, if appropriate, is obtained. If the impaired loan has not been upgraded to a performing status within a reasonable amount of time, the Bank will continue to obtain updated appraisals, as deemed necessary, especially during periods of declining property values. Normally, shortfalls in the analysis of collateral dependent loans would result in the impairment amount being charged-off to the allowance for loan losses. Shortfalls on cash flow dependent loans may be carried as specific allocations to the general reserve unless a known loss is determined to have occurred, in which case such known loss is charged-off. Based on the impairment analysis, the provision could be higher or lower than the amount of provision associated with a loan prior to its classification as impaired. See Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for detail on the Company’s treatment of impaired loans in the allowance for loan losses.
Impaired loans individually evaluated for impairment in the allowance for loan losses totaled $14.0 million as of September 30, 2018, a decrease of $8.6 million, or 38%, compared to $22.6 million as of December 31, 2017. As of September 30, 2018, $4.1 million of the individually evaluated impaired loans had $1.2 million in specific reserve allocations. The remaining $9.9 million of individually evaluated impaired loans did not have specific reserve allocations due to the adequacy of collateral, prior charge-offs taken, interest collected and applied to principal, or a combination of these items. As of December 31, 2017, $8.1 million of individually evaluated impaired loans had $0.7 million in specific reserve allocations, and the remaining $14.5 million of individually evaluated impaired loans did not have specific reserve allocations.
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. As of September 30, 2018 and December 31, 2017, TDRs totaled $8.2 million and $13.6 million, respectively. As of September 30, 2018, $5.2 million of the $8.2 million in TDRs were on accrual status. As of December 31, 2017, $11.1 million of the $13.6 million in TDRs were on accrual status.
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

As of September 30, 2018, the Bank has identified $55.4 million in potential problem loans, an increase of $2.0 million, or 4%, compared to $53.4 million as of December 31, 2017. Numerous factors impact the level of potential problem loans including economic conditions and real estate values. These factors affect the borrower’s liquidity and, in some cases, the borrower’s ability to comply with loan covenants such as debt service coverage. For instance, when there is a loss of a major tenant in a commercial real estate building, the appraised value of the building generally declines. Loans may be downgraded when this occurs as a result of the additional risk to the borrower in obtaining a new tenant in a timely manner and negotiating a lease with similar or better terms than the previous tenant. In many cases, these loans are still current and paying as agreed, although future performance may be impacted.
The following table presents a rollforward of nonaccrual loans for the three and nine months ended September 30, 2018 and 2017:

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Nonaccrual loans, beginning of period	$15,651	$16,176	$14,295	$17,315
Transfers in to nonaccrual status	3,901	578	8,819	8,294
Transfers out to OREO	—	—	(108)	—
Transfers out to accrual status	(2,122)	(1,146)	(3,914)	(2,686)
Charge-offs	—	(38)	(514)	(496)
Paid off/ paid down	(5,333)	(1,947)	(6,481)	(8,804)
Nonaccrual loans, end of period	$12,097	$13,623	$12,097	$13,623

The following table presents a summary of credit quality by geography, based on the location of the regional offices:

	September 30, 2018	December 31, 2017
	(In thousands)
Nonaccrual loans:
New England	$5,131	$6,061
San Francisco Bay Area	1,169	1,473
Southern California	5,797	6,761
Total nonaccrual loans	$12,097	$14,295
Loans 30-89 days past due and accruing:
New England	$9,193	$19,725
San Francisco Bay Area	1,651	1,911
Southern California	763	3,412
Total loans 30-89 days past due	$11,607	$25,048
Accruing classified loans:
New England	$10,083	$10,911
San Francisco Bay Area	24,252	11,615
Southern California	21,045	30,826
Total accruing classified loans	$55,380	$53,352

The following table presents a summary of credit quality by loan type. The loan type assigned to the credit quality data is based on the purpose of the loan.

	September 30, 2018	December 31, 2017
	(In thousands)
Nonaccrual loans:
Commercial and industrial	$1,968	$748
Commercial tax-exempt	—	—
Commercial real estate	546	1,985
Construction and land	—	110
Residential	6,798	8,470
Home equity	2,773	2,840
Consumer and other	12	142
Total nonaccrual loans	$12,097	$14,295
Loans 30-89 days past due and accruing:
Commercial and industrial	$4,331	$11,752
Commercial tax-exempt	—	—
Commercial real estate	987	4,043
Construction and land	—	—
Residential	4,518	8,874
Home equity	1,768	355
Consumer and other	3	24
Total loans 30-89 days past due	$11,607	$25,048
Accruing classified loans:
Commercial and industrial	$20,515	$10,951
Commercial tax-exempt	4,052	—
Commercial real estate	29,045	34,455
Construction and land	446	6,596
Residential	1,322	1,349
Home equity	—	—
Consumer and other	—	1
Total accruing classified loans	$55,380	$53,352

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

The following table presents certain liquidity measurements as of the dates indicated:

	September 30, 2018	December 31, 2017	$ Change	% Change
	(In thousands)
Cash and cash equivalents	$92,634	$120,541	$(27,907)	(23)%
Investment securities available-for-sale	1,063,340	1,170,328	(106,988)	(9)%
LESS: Securities pledged against current borrowings and derivatives	(47,777)	(38,779)	(8,998)	23%
Subtotal	$1,108,197	$1,252,090	$(143,893)	(11)%
As a percent of assets	13%	15%

Access to additional FHLB borrowings	1,403,373	1,228,008	175,365	14%
Subtotal	$2,511,570	$2,480,098	$31,472	1%
As a percent of assets	30%	30%
As a percent of deposits	37%	38%
At September 30, 2018, the Company’s cash and cash equivalents amounted to $92.6 million. The Holding Company’s cash and cash equivalents amounted to $46.4 million at September 30, 2018. Management believes that the Holding Company and its affiliates, including the Bank, have adequate liquidity to meet their commitments for the foreseeable future.
Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At September 30, 2018, consolidated cash and cash equivalents and investment securities available-for-sale, less securities pledged against current borrowings and derivatives, amounted to $1.1 billion, or 13% of total assets, compared to $1.3 billion, or 15% of total assets, at December 31, 2017. Future loan growth may depend upon the Company’s ability to grow its core deposit levels. In addition, the Company has access to available borrowings through the FHLB totaling $1.4 billion at September 30, 2018, which increased from $1.2 billion at December 31, 2017, as the Company decreased its usage of FHLB borrowings in 2018. Combined, this liquidity totals $2.5 billion, or 30% of assets and 37% of deposits, as of September 30, 2018, compared to $2.5 billion, or 30% of assets and 38% of deposits, at December 31, 2017.
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
Holding Company Liquidity. The Company and some of the Company’s majority-owned affiliates hold put and call options that would require the Company to purchase (and the noncontrolling interest owners of the majority-owned affiliates to sell) the remaining noncontrolling interests in these companies at either a contractually predetermined fair value, a multiple of EBITDA, or fair value, as determined by the respective agreements. At September 30, 2018, the estimated maximum redemption value for these affiliates related to outstanding put options was $11.7 million, all of which could be redeemed within the next 12 months, under certain circumstances, and is classified on the consolidated balance sheets as redeemable noncontrolling interests. These put and call options are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data - Note 14: Noncontrolling Interests” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
The Holding Company’s primary sources of funds are dividends from its affiliates and access to the capital and debt markets. The Holding Company recognized $1.7 million in net income from discontinued operations during the nine months ended September 30, 2018 as the final payment related to a revenue sharing agreement with Westfield. The Company will not receive additional income from Westfield now that the final payment has been received.

Although not a primary source of funds, the Holding Company has generated liquidity from the sale of affiliates in the past and also generated additional funds at the time of the Anchor sale closing in April 2018. Pursuant to the Anchor sale agreement, the Holding Company will be entitled to future revenue sharing payments that had a net present value of $15.4 million in addition to the $34.2 million of cash received at the time of the sale closing in April 2018. The Company expects to receive $0.7 million over the remaining three months of 2018 from the revenue sharing agreement with Anchor, a portion of which will be recorded as miscellaneous income related to the difference between the cash received and the present value of the payment. The Company also incurred a tax liability of $12.7 million attributable to the transaction, which is primarily the result of a book-to-tax basis difference associated with nondeductible goodwill.
On October 17, 2018, the Company announced an agreement to sell all of its current equity interest in BOS  in a transaction that will result in BOS being majority owned by members of its management team for an upfront cash payment and a non-voting, revenue share participation interest in BOS. Completion of the transaction is subject to obtaining client consents, as well as satisfaction of other customary closing conditions. The Company will receive approximately $21 million of cash at closing and an eight year revenue share. The Company currently estimates that the financial impact of the transaction will result in a pre-tax gain of approximately $18 million and a related tax expense of approximately $3 million to $4 million. The net financial impact will increase Tier 1 Common Equity by approximately $33 million. The financial impact will be recorded at the time of closing, which is expected to occur in the fourth quarter of 2018.
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
The Company is required to pay interest quarterly on its junior subordinated debentures. The estimated cash outlay for the remaining three months of 2018 for the interest payments is approximately $1.0 million based on the debt outstanding at September 30, 2018 and estimated London Interbank Offered Rate (“LIBOR”). LIBOR is expected to be phased out as an index by the end of 2021 and the Company is currently evaluating alternatives to the LIBOR index.
The Company presently plans to pay cash dividends on its common stock on a quarterly basis dependent upon a number of factors such as profitability, Holding Company liquidity, and the Company’s capital levels. However, the ultimate declaration of dividends by the Board of Directors of the Company will depend on consideration of, among other things, recent financial trends and internal forecasts, regulatory limitations, alternative uses of capital deployment, general economic conditions, and regulatory changes to capital requirements. Additionally, the Company is required to inform and consult with the Federal Reserve in advance of declaring a dividend that exceeds earnings for the period for which the dividend is being paid. Based on the current quarterly dividend rate of $0.12 per share, as announced by the Company on January 17, 2018, and estimated shares outstanding, the Company estimates that the amount to be paid out for dividends to common shareholders in the remaining three months of 2018 will be approximately $10.1 million. The estimated dividend payments in 2018 could increase or decrease if the Company’s Board of Directors votes to increase or decrease, respectively, the current dividend rate, and/or the number of shares outstanding changes significantly.
On June 15, 2018, the Company redeemed all $50 million of the outstanding Series D preferred stock. There will therefore be no additional outlay for cash dividends on the Series D preferred stock for the remaining three months of 2018.
In the first quarter of 2018, the Company’s Board of Directors approved, and the Company received regulatory non-objection for, a share repurchase program of up to $20.0 million of the Company’s outstanding common shares. Under the program, shares may be repurchased from time to time in the open market for a two-year period. As of September 30, 2018, $18.1 million remains available for repurchase. The amount and timing of repurchases will be based on the Company’s continuous evaluation of the program.

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
From time to time, the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. At September 30, 2018, the Bank had unused federal fund lines of credit totaling $495.0 million, compared to $435.0 million at December 31, 2017, with correspondent institutions to provide it with immediate access to overnight borrowings. At September 30, 2018, the Bank had $20.0 million of outstanding borrowings under the federal fund lines with these correspondent institutions along with an additional $100.0 million of outstanding borrowings under federal fund lines with the FHLB. The Bank had $30.0 million of outstanding borrowings under the federal fund lines at December 31, 2017. Certain liquidity sources, such as federal funds lines, may be withdrawn by the correspondent bank at any time especially in the event of financial deterioration of the institution.
The Bank has negotiated brokered deposit agreements with several institutions that have nationwide distribution capabilities. The Bank participates in deposit placement services that can be used to provide customers to expanded deposit insurance coverage. At September 30, 2018, the Bank had $860.1 million of brokered deposits outstanding under these agreements, compared to $780.2 million at December 31, 2017.
If the Bank is no longer able to utilize the FHLB for borrowing, collateral currently used for FHLB borrowings could be transferred to other facilities such as the FRB’s discount window. In addition, the Bank could increase its usage of brokered deposits. Other borrowing arrangements may have higher rates than the FHLB would typically charge.

Capital Resources
Total shareholders’ equity at September 30, 2018 was $738.0 million, compared to $785.9 million at December 31, 2017, a decrease of $47.9 million. The decrease in shareholders’ equity was primarily the result of the redemption of the Series D preferred stock, dividends paid, and the change in accumulated other comprehensive income/ (loss), partially offset by net income.
The Company currently has one class of warrants to purchase common stock outstanding. These warrants were initially issued to the U.S. Department of the Treasury (the “TARP warrants”). As of September 30, 2018, 1.0 million TARP warrants at a strike price of $8.00 per share were outstanding, before adjusting for dividends paid on the Company’s common stock in excess of $0.01 per share. The TARP warrants expire in November 2018. The Company expects all of the TARP warrants to be exercised between now and the expiration date, as they are currently in-the-money. The number of shares of common stock to be issued, and the amount of cash to be received, from the exercise of the TARP warrants is dependent upon the price of the Company’s common stock on the date of exercise and whether the holder of the warrants being exercised elects a cash or cashless exercise.
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
The following table presents the Company’s and the Bank’s regulatory capital and related ratios as of September 30, 2018 and December 31, 2017. Also presented are the minimum requirements established by the Federal Reserve and the FDIC as of those dates for the Company and the Bank, respectively, to meet applicable capital requirements and the requirements of the FDIC as of those dates for the Bank to be considered “well capitalized” under all regulatory definitions. The Federal Reserve and the Massachusetts Division of Banks may impose higher capital ratios than those listed below based upon the results of regulatory exams.

	Actual		For capital adequacy purposes (at least)		To be well capitalized under prompt corrective action provisions (at least)		Minimum capital ratio with capital conservation buffer (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Ratio
	(In thousands)
As of September 30, 2018
Common equity tier 1 risk-based capital
Company	$674,641	11.14%	$272,565	4.5%	n/a	n/a	7.0%
Boston Private Bank	730,926	12.11	271,652	4.5	$392,386	6.5%	7.0
Tier 1 risk-based capital
Company	776,328	12.82	363,420	6.0	n/a	n/a	8.5
Boston Private Bank	730,926	12.11	362,202	6.0	482,936	8.0	8.5
Total risk-based capital
Company	851,399	14.06	484,560	8.0	n/a	n/a	10.5
Boston Private Bank	805,764	13.35	482,936	8.0	603,670	10.0	10.5
Tier 1 leverage capital
Company	776,328	9.20	242,280	4.0	n/a	n/a	4.0
Boston Private Bank	730,926	8.71	335,730	4.0	419,662	5.0	4.0

As of December 31, 2017
Common equity tier 1 risk-based capital
Company	$607,800	10.32%	$265,153	4.5%	n/a	n/a	7.0%
Boston Private Bank	694,201	11.83	264,028	4.5	$381,373	6.5%	7.0
Tier 1 risk-based capital
Company	758,089	12.87	353,537	6.0	n/a	n/a	8.5
Boston Private Bank	694,201	11.83	352,037	6.0	469,382	8.0	8.5
Total risk-based capital
Company	832,182	14.12	471,383	8.0	n/a	n/a	10.5
Boston Private Bank	767,576	13.08	469,382	8.0	586,728	10.0	10.5
Tier 1 leverage capital
Company	758,089	9.34	324,725	4.0	n/a	n/a	4.0
Boston Private Bank	694,201	8.63	321,920	4.0	402,400	5.0	4.0
____________________

(1)
Required capital ratios with the fully phased-in capital conservation buffer added to the minimum risk-based capital ratios. The fully phased-in ratios are effective for 2019, with lower requirements during the transition years 2016 through 2018.

The Company has sponsored the creation of two statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. In accordance with ASC 810-10-55, Consolidation - Overall - Implementation Guidance and Illustrations - Variable Interest Entities, these statutory trusts created by the Company are not consolidated into the Company’s financial statements; however, the Company reflects the amounts of junior subordinated debentures payable to the preferred stockholders of statutory trusts as debt in its financial statements. As of both September 30, 2018 and December 31, 2017, all $100.0 million of the net balance of these trust preferred securities qualified as Tier 1 capital.

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
Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of September 30, 2018 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries, was made known to the certifying officers by others within the Company and its consolidated subsidiaries in the reports that it files or submits under the Exchange Act and is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. On a quarterly basis, the Company evaluates the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.
(b) Change in internal controls over financial reporting.
There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities of the Company in the third quarter of 2018.
The following table summarizes repurchases of the Company’s outstanding common shares in the third quarter of 2018.

	Issuer Purchases of Equity Securities
Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum approximate dollar value of shares that may yet be purchased under the plans
July 1 - 31, 2018	—	$—	—	$20,000,000
August 1 - 31, 2018	62,423	13.94	62,423	19,129,812
September 1 - 30, 2018	74,691	13.86	137,114	18,094,919
Total	137,114	$13.89	137,114	$18,094,919
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

Item 3.     Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
As previously disclosed, George G. Schwartz will retire from his position as President of the Bank. Upon departing his position, Mr. Schwartz will receive the severance benefits set forth in the Executive Vice President Severance Pay Plan.

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

/s/ CLAYTON G. DEUTSCH
November 5, 2018	Clayton G. Deutsch
Chief Executive Officer

/s/ STEVEN M. GAVEN
November 5, 2018	Steven M. Gaven
Executive Vice President, Chief Financial Officer