Form 10-K
period 2018-12-31
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2019-02-27
CIK 821127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-K
______________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-35070
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last reported sales price on the NASDAQ Global Select Market on June 30, 2018 was $1,314,701,485.
The number of shares of the registrant’s common stock outstanding on February 22, 2019 was 83,767,232.
Documents Incorporated by Reference:
Portions of the registrant’s proxy statement for the Company’s 2019 Annual Meeting of Shareholders are incorporated by reference in Item 5 of Part II and Items 10, 11, 12, 13, and 14 of Part III.

i

Certain statements contained in this Annual Report on Form 10-K that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. These statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target,” and similar expressions. These statements include, among others, statements regarding our strategy; the effectiveness of our investment programs; evaluations of future interest rate trends and liquidity; expectations as to growth in assets, deposits and results of operations, future operations, market position and financial position; and prospects, plans, and objectives of management. You should not place undue reliance on our forward-looking statements. You should exercise caution in interpreting and relying on forward-looking statements because they are subject to significant risks, uncertainties and other factors which are, in some cases, beyond the Company’s control.
Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced herein under the section captioned “Risk Factors”; adverse conditions in the capital and debt markets and the impact of such conditions on the Company’s private banking, wealth management and trust, and affiliate partner activities; changes in interest rates; competitive pressures from other financial institutions and non-banks; the effects of weakness in general economic conditions on a national basis or in the local markets in which the Company operates, including changes that adversely affect borrowers’ ability to service and repay our loans; changes in the value of securities in our investment portfolio; changes in loan default and charge-off rates; the adequacy of loan loss reserves; decreases in deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; the risk that the Company’s deferred tax assets may not be realized; risks related to acquisitions, dispositions, and restructurings; and changes in assumptions used in making such forward-looking statements, as well as the other risks and uncertainties detailed in this Annual Report on Form 10-K and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

ii

PART I

ITEM 1.     BUSINESS

I.General

Boston Private Financial Holdings, Inc. (the “Company,” “BPFH,” “we,” “us,” or “our”), a Massachusetts corporation, is a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the holding company (the “Holding Company”) of Boston Private Bank & Trust Company (the “Bank” or “Boston Private Bank”), a Massachusetts trust company insured by the Federal Deposit Insurance Corporation (the “FDIC”)
We offer a full range of banking and wealth management services to high net worth individuals, families, businesses, and select institutions through a financial umbrella that helps to preserve, grow, and transfer assets over the financial lifetime of a client through our three functional segments: Private Banking, Wealth Management and Trust, and Affiliate Partners. Each reportable segment reflects the services provided by the Company to a distinct segment of the wealth management market as described below.
Private Banking
The Private Banking segment is comprised of Boston Private Bank. The Private Banking segment primarily operates in three geographic markets: New England, the San Francisco Bay Area, and Southern California. The Private Banking segment is principally engaged in providing banking services to high net worth individuals, privately-owned businesses and partnerships, and nonprofit organizations. In addition, the Private Banking segment is an active provider of financing for affordable housing, first-time homebuyers, economic development, social services, community revitalization, and small businesses.
Wealth Management and Trust

The Wealth Management and Trust segment is comprised of Boston Private Wealth LLC (“Boston Private Wealth”), an independent registered investment adviser (“RIA”), which is a wholly-owned subsidiary of the Bank, and the trust operations of Boston Private Bank. The segment provides comprehensive wealth management solutions for high net worth individuals and families, including customized investment solutions, wealth planning, trust, and family office services. The Wealth Management and Trust segment operates in New England, Southeast Florida, and California.
Affiliate Partners

The Affiliate Partners segment is comprised of Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”) and KLS Professional Advisors Group, LLC (“KLS”), each of which are RIAs.

DGHM serves the needs of pension funds, endowments, trusts, foundations and select institutions, mutual funds, and high net worth individuals and their families throughout the United States and abroad. DGHM specializes in value-driven equity portfolios with products across the capitalization spectrum. DGHM is located in New York, with one affiliate administrative office in South Florida.

KLS provides comprehensive, planning-based financial strategies to high net worth individuals and their families, and nonprofit institutions. The services the firm offers include fee-only financial planning, tax planning, tax preparation, estate and insurance planning, retirement planning, charitable planning, and intergenerational gifting and succession planning. KLS manages investments covering a wide range of asset classes for both taxable and tax-exempt portfolios. KLS is located in New York and Southern California.

Together, the Wealth Management and Trust and Affiliate Partners segments are referred to as the “Wealth and Investment” businesses.
For revenue, net income, assets, and other financial information for each of the Company’s reportable segments, see Part II. Item 8. “Financial Statements and Supplementary Data - Note 20: Reportable Segments.”
The Company’s internet address is www.bostonprivate.com. The Company makes available on or through its internet website, without charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). The Company’s reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. The quarterly earnings release conference call can also be accessed from the Company’s website. Press releases are also maintained on the Company’s website for one year. Information on our website is not incorporated by reference into this document and should not be considered part of this Report.

II.Asset Sales and Divestitures

On December 3, 2018, the Company completed the sale of its ownership interest in Bingham, Osborn & Scarborough, LLC (“BOS”) to the management team of BOS for an upfront cash payment and an eight year revenue sharing agreement with BOS. The present value of the estimated proceeds from the revenue sharing agreement was included in the gain on sale of BOS in the fourth quarter of 2018. Changes to the amount of actual proceeds from the revenue sharing agreement will result in future positive or negative revenue adjustments.

On April 13, 2018, the Company completed the sale of its ownership interest in Anchor Capital Advisors LLC (“Anchor”) to the management team of Anchor for an upfront cash payment and future payments that had a net present value of $15.4 million at the time of closing.
In November 2016, the Bank sold two of its Southern California offices, one located in Granada Hills, CA and the other located in Burbank, CA, together with approximately $104 million of deposits.
In October 2014, Boston Private Bank acquired Banyan Partners, LLC ("Banyan"). Banyan and the wealth management operations from Boston Private Bank were combined to form Boston Private Wealth.

In December 2009, the Company divested its interest in Westfield Capital Management Company, LP, formerly known as Westfield Capital Management Company, LLC (“Westfield”).
For further details relating to the Company’s divestitures, see Part II. Item 8. “Financial Statements and Supplementary Data - Note 3: Asset Sales and Divestitures.”

III.    Competition

The Company operates in the highly competitive financial services marketplace. The Bank encounters competition from larger national and regional commercial banking organizations, savings banks, credit unions, and other financial institutions and non-bank financial service companies, which may offer lower interest rates on loans and higher interest rates on deposits. The Bank’s competitors also include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Technology and other changes have made it more convenient for Bank customers to transfer funds into alternative investments, including products offered by other financial institutions or non-bank service providers. To compete effectively, the Bank relies on personal contacts by officers, directors, and employees, customized service, and the Bank’s reputation within the communities that it serves.

The RIAs compete with a wide variety of firms, including national and regional financial services firms, commercial banks and trust companies, mutual fund companies, investment advisory firms, stock brokerage firms, accounting firms, law firms, and digital advice platforms, which may offer lower fee services. Investment advisers that emphasize passive products have gained, and may continue to gain, market share from active managers like us, which could have a material impact on our business. The Company and the Bank believe that their subsidiaries’ ability to compete is dependent upon the subsidiaries’ respective quality and level of service, personal relationships, the marketing and distribution of investment products, and investment performance.

IV.    Employees
At December 31, 2018, the Company had 774 employees. The Company’s employees are not subject to a collective bargaining agreement, and the Company believes its employee relations are good.

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

As a bank holding company, the Company is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the BHCA. The Company is also subject to supervision and examination by the Massachusetts Commissioner of Banks (the “Commissioner”) under Massachusetts law. As a Massachusetts-chartered trust company and Federal Reserve member bank, the Bank is subject to regulation, supervision and examination by the Commissioner and the Federal Reserve. The Bank’s California offices are also subject to regulation, supervision and examination by the California Department of Business Oversight Division of Financial Institutions (the “DFI”).
The RIAs are subject to extensive regulation by the SEC, the Financial Industry Regulatory Authority, and state securities regulators.
The following is a summary of certain aspects of the various statutes and regulations applicable to the Company and its subsidiaries. This summary is not a comprehensive analysis of all applicable laws, and is qualified by reference to the full text of statutes and regulations referenced below.
Regulation of the Company
The Company is subject to regulation, supervision, and examination by the Federal Reserve, which has the authority, among other things, to order bank holding companies to cease and desist from unsafe or unsound banking practices; to assess civil money penalties; and to order termination of non-banking activities or termination of ownership and control of a non-banking subsidiary by a bank holding company.
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
The BHCA also prohibits a bank holding company from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks. However, a bank holding company may engage in, and may own shares of companies engaged in, certain activities that the Federal Reserve has determined to be closely related to banking or managing and controlling banks.
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

Regulation of the Bank
The Bank is subject to the regulation, supervision, and examination of the Commissioner and the Federal Reserve, and with respect to its California offices, the DFI. The Bank is also subject to regulations issued by the Consumer Financial Protection Bureau ("CFPB"), as enforced by the Federal Reserve. The Federal Reserve may also directly examine the other subsidiaries of the Company. The enforcement powers available to federal and state banking regulators include, among other things, the ability to issue cease and desist or removal orders, to terminate insurance of deposits, to assess civil money penalties, to issue directives to increase capital, to place the bank into receivership, and to initiate injunctive actions against banking organizations and institution-affiliated parties.
Deposit Insurance. Deposit obligations of the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”) up to $250,000 per separately insured depositor for deposits held in the same right and capacity. The Federal Deposit Insurance Act (the “FDIA”), as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to take steps as may be necessary to cause the ratio of deposit insurance reserves to estimated insured deposits - the designated reserve ratio - to reach 1.35% by September 30, 2020, and it mandates that the reserve ratio designated by the FDIC for any year thereafter may not be less than 1.35%. Further, the Dodd-Frank Act required that, in setting assessments, the FDIC offset the effect of the increase in the minimum reserve ratio from 1.15% to 1.35% on banks with less than $10 billion in assets. To satisfy these requirements, in 2016, the FDIC’s Board of Directors approved a final rule to increase the DIF’s reserve ratio to the statutorily required minimum ratio of 1.35% of estimated insured deposits. The final rule imposes on large banks a surcharge of 4.5 basis points of their assessment base, after making certain adjustments. Large banks, which are generally banks with $10 billion or more in assets, will pay quarterly surcharges in addition to their regular risk-based assessments. Overall regular risk-based assessment rates will decline once the reserve ratio reaches 1.15%. Small banks, such as the Bank, will receive credits to offset the portion of their assessments that help to raise the reserve ratio from 1.15% to 1.35%. After the reserve ratio reaches 1.38%, the FDIC will automatically apply a small bank’s credits to reduce its regular assessment up to the entire amount of the assessment for each period when the ratio is at or above 1.38%. In January 2019, the Bank received notification from the FDIC that it will be eligible for small bank assessment credits of $2.0 million because the DIF ratio reached 1.36% in September 2018. The FDIC will apply the credits to banks' quarterly insurance assessment when the DIF fund is at or above 1.38%. The DIF reserve ratio was 1.36% as of December 31, 2018 therefore the Bank will not receive a credit for their fourth quarter 2018 assessment. The FDIC is planning to announce the March 31, 2019 ratio in May 2019 therefore the Bank will not know whether it will receive a credit for their first quarter 2019 assessment until the second quarter of 2019.
Deposit premiums are based on assets. To determine its deposit insurance premium, the Bank computes the base amount of its average consolidated assets less its average tangible equity (defined as the amount of Tier 1 capital) and the applicable assessment rate. In 2016, the FDIC’s Board of Directors adopted a final rule that changed the manner in which deposit insurance assessment rates are calculated for established small banks, generally those banks with less than $10 billion of assets that have been insured for at least five years. Under this method, each of seven financial ratios and a weighted average of CAMELS composite ratings will be multiplied by a corresponding pricing multiplier. The sum of these products will be added to a uniform amount, with the resulting sum being an institution’s initial base assessment rate (subject to minimum or maximum assessment rates based on a bank’s CAMELS composite rating). This method takes into account various measures, including an institution’s leverage ratio, brokered deposit ratio, one year asset growth, the ratio of net income before taxes to total assets, and considerations related to asset quality. Under the small bank pricing rule, where the DIF’s reserve ratio has reached 1.15%, assessments for established small banks with a CAMELS rating of 1 or 2 will range from 1.5 to 16 basis points after adjustments, while assessment rates for established small institutions with a CAMELS composite rating of 4 or 5 may range from 11 to 30 basis points, after adjustment. Assessments for established banks with a CAMELS rating of 3 will range from 3 to 30 basis points. For 2018, the FDIC insurance expense for the Bank was $2.9 million.
The FDIC has the authority to adjust deposit insurance assessment rates at any time. In addition, under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices; is in an unsafe or unsound condition to continue operations; or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.
Acquisitions and Branching. Prior approval from the Commissioner and the Federal Reserve is required in order for the Bank to acquire another bank or establish a new branch office. Well capitalized and well managed banks may acquire other banks in any state, subject to certain deposit concentration limits and other conditions, pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended by the Dodd-Frank Act. In addition, the Dodd-Frank Act authorizes a state-chartered bank, such as the Bank, to establish new branch offices on an interstate basis to the same extent a bank chartered by the host state may establish branch offices.

Activities and Investments of Insured State-Chartered Banks. Section 24 of the FDIA generally limits the types of equity investments that FDIC-insured state-chartered member banks, such as the Bank, may make and the kinds of activities in which such banks may engage, as a principal, to those that are permissible for national banks. Further, the Gramm-Leach-Bliley Act of 1999 (the “GLBA”) permits state banks, to the extent permitted under state law, to engage - through “financial subsidiaries” - in certain activities which are permissible for subsidiaries of a financial holding company. In order to form a financial subsidiary, a state-chartered bank must be well capitalized, and must comply with certain capital deduction, risk management and affiliate transaction rules, among other requirements. In addition, the Federal Reserve Act provides that state member banks are subject to the same restrictions with respect to purchasing, selling, underwriting, and holding of investment securities as national banks.
Lending Restrictions. Federal law limits a bank’s authority to extend credit to its directors, executive officers, and persons or companies that own, control or have power to vote more than 10% of any class of securities of a bank or an affiliate of a bank, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. The terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital. The Dodd-Frank Act explicitly provides that an extension of credit to an insider includes credit exposure arising from a derivatives transaction, repurchase agreement, reverse repurchase agreement, securities lending transaction or securities borrowing transaction. Additionally, the Dodd-Frank Act requires that asset sale transactions with insiders must be on market terms, and if the transaction represents more than 10% of the capital and surplus of the Bank, approved by a majority of the disinterested directors of the Bank.
Brokered Deposits. Section 29 of the FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” Depository institutions that have brokered deposits in excess of 10% of total assets will be subject to increased FDIC deposit insurance premium assessments. However, for institutions that are well capitalized and have a CAMELS composite rating of 1 or 2, reciprocal deposits are deducted from brokered deposits. Section 202 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Growth Act”), which was enacted on May 24, 2018, amends Section 29 of the FDIA to exempt a capped amount of reciprocal deposits from treatment as brokered deposits for certain insured depository institutions. Specifically, the Growth Act provides that reciprocal deposits received by an agent depository institution that places deposits (other than those obtained by or through a deposit broker) with a deposit placement network are not considered to be funds obtained by or through a deposit broker to the extent the total amount of such reciprocal deposits does not exceed the lesser of $5 billion or 20% of the depository institution’s total liabilities. However, a depository institution that is less than well capitalized may not accept or roll over such excluded reciprocal deposits at a rate of interest that is significantly higher than the prevailing rate in its market area or a national rate cap established by the FDIC.
Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires the Federal Reserve to evaluate the Bank’s performance in helping to meet the credit needs of the entire communities it serves, including low and moderate-income neighborhoods, consistent with its safe and sound banking operations, and to take this record into consideration when evaluating certain applications. The Federal Reserve’s CRA regulations are generally based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution’s record of making loans in its service areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branch offices, ATMs, and other offices. The Bank’s most recent performance evaluation from the Federal Reserve was a “satisfactory” rating. Massachusetts has also enacted a similar statute that requires the Commissioner to evaluate the performance of the Bank in helping to meet the credit needs of its entire community and to take that record into account in considering certain applications.
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

Under the capital rules, risk-based capital ratios are calculated by dividing common equity Tier 1 capital, Tier 1 capital, and total capital, respectively, by risk-weighted assets. Assets and off-balance sheet credit equivalents are assigned to one of several categories of risk-weights, based primarily on relative credit risk. The Tier 1 leverage ratio is calculated by dividing Tier 1 capital by average assets less certain items such as goodwill and intangible assets, as permitted under the capital rules.
Under the Federal Reserve’s capital rules applicable to the Company and the Bank, the Company and the Bank are each required to maintain a minimum common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a minimum total Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8%, and a minimum leverage ratio of 4%. Additionally, subject to a transition schedule, these rules require an institution to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions of more than 2.5% of total risk-weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases. The capital conservation buffer has been fully phased in on January 1, 2019.

Under the Federal Reserve’s rules, a Federal Reserve supervised institution, such as the Bank, is considered well capitalized if it (i) has a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 8.0% or greater; (iii) a common Tier 1 equity ratio of 6.5% or greater, (iv) a leverage capital ratio of 5.0% or greater; and (iv) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. The Bank is currently considered well capitalized under all regulatory definitions.
Generally, a bank, upon receiving notice that it is not adequately capitalized (i.e., that it is “undercapitalized”), becomes subject to the prompt corrective action provisions of Section 38 of the FDIA that, for example, (i) restrict payment of capital distributions and management fees; (ii) require that its federal bank regulator monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior regulatory approval of certain expansion proposals. A bank that is required to submit a capital restoration plan must concurrently submit a performance guarantee by each company that controls the bank. A bank that is “critically undercapitalized” (i.e., has a ratio of tangible equity to total assets that is equal to or less than 2.0%) will be subject to further restrictions, and generally will be placed in conservatorship or receivership within 90 days.
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
Section 201 of the Growth Act directs the federal bank regulatory agencies to establish a community bank leverage ratio of tangible capital to average total consolidated assets of not less than 8% or more than 10%. The legislation provides that a qualifying community bank, which the legislation defines as a depository institution or depository institution holding company with total consolidated assets of less than $10 billion, that exceeds the community bank leverage ratio shall be considered to have met the generally applicable leverage capital requirements and the generally applicable risk-based capital requirements. In addition, a depository institution that exceeds the community bank leverage ratio will be regarded as having met the capital ratio requirements that are required in order to be considered well capitalized under Section 38 of the FDIA. The federal banking agencies may exclude institutions from availing themselves of this relief based on the institution’s risk profile, taking into account off-balance sheet exposures, trading assets and liabilities, total notional derivatives exposures, and such other factors as the federal banking agencies determine appropriate. The federal banking agencies have proposed a community bank leverage ratio of 9%, which means that qualifying institutions with a community bank leverage ratio exceeding 9% would be eligible for the relief provided by Section 201 of the Growth Act. The federal banking agencies have also proposed excluding from this relief institutions with levels of off-balance sheet exposures, trading assets and liabilities, mortgage servicing assets, and deferred tax assets exceeding certain levels as well as all advanced approaches banking organizations.
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
Dividend Restrictions
The Company is a legal entity separate and distinct from its subsidiaries. The revenue of the Company (on a parent-only basis) is derived primarily from dividends paid to it by the Bank and the Company’s other subsidiaries. The right of the Company, and consequently the right of shareholders of the Company, to participate in any distribution of the assets or earnings of its subsidiaries through the payment of dividends or otherwise is subject to the prior claims of creditors of the subsidiaries, including, with respect to the Bank, depositors of the Bank, except to the extent that certain claims of the Company in a creditor capacity may be recognized.
Restrictions on Bank Holding Company Dividends. The Federal Reserve has the authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The Federal Reserve has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company’s net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. Further, under the Federal Reserve’s capital rules, the Company’s ability to pay dividends is restricted if it does not maintain capital above the capital conservation buffer. See “-Capital Adequacy and Safety and Soundness -Regulatory Capital Requirements” above.
Restrictions on Bank Dividends. The Federal Reserve has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. In addition, a state bank that is a member of the Federal Reserve System may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the bank’s net income (as reportable in its Reports of Condition and Income) during the current calendar year and the retained net income of the prior two calendar years, unless the dividend has been approved by the Federal Reserve. A state member bank may not declare and pay a dividend that would exceed its undivided profits (as reportable on its Reports of Condition and Income) unless the dividend has been approved by the Federal Reserve. The payment of dividends by a bank is also restricted pursuant to various state regulatory limitations.

Certain Transactions by Bank Holding Companies with their Affiliates
There are various statutory restrictions on the extent to which bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with their insured depository institution subsidiaries. The Dodd-Frank Act amended the definition of affiliate to include an investment fund for which the depository institution or one of its affiliates is an investment adviser. An insured depository institution (and its subsidiaries) may not lend money to, or engage in covered transactions with, its non-depository institution affiliates if the aggregate amount of covered transactions outstanding involving the bank, plus the proposed transaction exceeds the following limits: (i) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. For this purpose, “covered transactions” are defined by statute to include a loan or extension of credit to an affiliate; a purchase of or investment in securities issued by an affiliate; a purchase of assets from an affiliate unless exempted by the Federal Reserve; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company; the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate; securities borrowing or lending transactions with an affiliate that creates a credit exposure to such affiliate; or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate. Covered transactions are also subject to certain collateral security requirements. Covered transactions as well as other types of transactions between a bank and a bank holding company must be on market terms and not otherwise unduly favorable to the holding company or an affiliate of the holding company. Moreover, Section 106 of the Bank Holding Company Act Amendments of 1970 provides that, to further competition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service.
Consumer Protection Regulation
The Company and the Bank are subject to federal and state laws designed to protect consumers and prohibit unfair, deceptive or abusive business practices, including the Equal Credit Opportunity Act, the Fair Housing Act, the Home Ownership Protection Act, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”), the GLBA, the Truth in Lending Act (“TILA”), the CRA, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with clients when taking deposits, making loans, collecting loans and providing other services. Further, the Dodd-Frank Act established the CFPB, which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The Federal Reserve examines the Bank for compliance with CFPB rules and enforces CFPB rules with respect to the Bank
Mortgage Reform. The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower’s ability to repay such mortgage loan, and allows borrowers to assert violations of certain provisions of TILA as a defense to foreclosure proceedings. Under the Dodd-Frank Act, prepayment penalties are prohibited for certain mortgage transactions and creditors are prohibited from financing insurance policies in connection with a residential mortgage loan or home equity line of credit. In addition, the Dodd-Frank Act prohibits mortgage originators from receiving compensation based on the terms of residential mortgage loans and generally limits the ability of a mortgage originator to be compensated by others if compensation is received from a consumer. The Dodd-Frank Act requires mortgage lenders to make additional disclosures prior to the extension of credit, in each billing statement, for negative amortization loans, and hybrid adjustable rate mortgages. The Growth Act included provisions that ease certain requirements related to mortgage transactions for certain small institutions, which are generally those with less than $10 billion in total consolidated assets.
Privacy and Customer Information Security. The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the Bank must provide its clients with an initial and annual disclosure that explains its policies and procedures regarding the disclosure of such nonpublic personal information and, except as otherwise required or permitted by law, the Bank is prohibited from disclosing such information unless otherwise provided in such policies and procedures. However, an annual disclosure is not required to be provided by a financial institution if the financial institution only discloses information under exceptions from GLBA that do not require an opt out to be provided and if there has been no change in its privacy policies and practices since its most recent disclosure provided to consumers. The GLBA also requires that the Bank develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of client information (as defined under GLBA), to protect against anticipated threats or hazards to the security or integrity of such information and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any client. The Bank is also required to send a notice to clients whose “sensitive information” has been compromised if unauthorized use of the information is “reasonably possible.” Most states, including the states in which the Bank operates, have enacted legislation concerning breaches of data security and the duties of the Bank in response to a data breach. In addition, Massachusetts has promulgated data security regulations with respect to personal information of Massachusetts residents. Pursuant to the FACT Act, the Bank has developed and implemented a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. Additionally, the FACT Act amends the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations.
Anti-Money Laundering
The Bank Secrecy Act. Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report to the U.S. Treasury any cash transactions involving more than $10,000. In addition, financial institutions are required to file suspicious activity reports for any transaction or series of transactions that involve at least $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), which amended the BSA, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions, such as the Bank, to adopt and implement additional policies or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity, currency transaction reporting, customer identity verification and customer risk analysis. In evaluating an application under Section 3 of the BHCA to acquire a bank or an application under the Bank Merger Act to merge banks or affect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the anti-money laundering compliance record of both the applicant and the target. In addition, under the USA PATRIOT Act, financial institutions are required to take steps to monitor their correspondent banking and private banking relationships as well as, if applicable, their relationships with “shell banks.”
OFAC. The U.S. has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”), take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial or other transactions relating to a sanctioned country, or with certain designated persons and entities; (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons); and (iii) restrictions on certain transactions with or involving certain persons or entities. Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, setoff or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences for the Company.
Regulation of Other Activities

Registered Investment Advisers; ERISA. Certain subsidiaries of the Company and the Bank are registered with the SEC as RIAs under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisers Act imposes numerous obligations on RIAs, including fiduciary, recordkeeping, operational, and disclosure obligations. RIAs are also subject to regulation under the securities laws and fiduciary laws of certain states.
The Dodd-Frank Act requires the SEC to study the standard of care for brokers and investment advisers and report its findings to Congress. Further, the Dodd-Frank Act permits the SEC to impose a uniform standard of care on brokers and investment advisers based on the study’s findings. Pursuant to the Dodd-Frank Act, the SEC must also harmonize the enforcement of fiduciary standard violations under the Exchange Act and the Advisers Act. It is unclear how the studies and rulemaking relating to the fiduciary duties of brokers and investment advisers will affect the Company and its RIAs.
Each of the mutual funds for which DGHM acts as sub-adviser is registered with the SEC under the Investment Company Act of 1940, as amended (the “1940 Act”). Shares of each such fund are registered with the SEC under the Securities Act, and the shares of each fund are qualified for sale (or exempt from such qualification) under the laws of each state and the District of Columbia to the extent such shares are sold in any of such jurisdictions.

As a sub-adviser to registered investment companies, DGHM is subject to requirements under the 1940 Act and related SEC regulations. Under provisions of the 1940 Act and Advisers Act governing advisory contracts, an assignment terminating a company’s sub-advisory contract can occur as a result of the acquisition of that company by another company.
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
Volcker Rule Restrictions on Proprietary Trading and Sponsorship of Hedge Funds and Private Equity Funds. The Dodd-Frank Act prohibits banking organizations from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain circumstances, pursuant to a provision commonly referred to as the “Volcker Rule.” Under the Dodd-Frank Act, proprietary trading generally means trading by a banking entity or its affiliate for its trading account. Hedge funds and private equity funds are described by the Dodd-Frank Act as funds that would be registered under the 1940 Act but for certain enumerated exemptions. Section 203 of the Growth Act includes a provision that excludes a banking organization from application of the Volcker Rule if the organization does not have and is not controlled by a company that has (i) more than $10 billion in total consolidated assets, and (ii) total trading assets and trading liabilities exceeding 5% of total consolidated assets.

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
Effective January 1, 2018, the Tax Cuts and Jobs Act (the "Tax Act") reduced the federal corporate tax rate from 35% to 21% and eliminated the exemption for performance-based executive compensation. The Company continues to evaluate the impacts of any new guidance released that provides further clarification of the Tax Act.
State and Local Taxation
The Company and its affiliates are subject to the tax rate established in the states and certain municipalities in which they do business. Substantially all of the Company’s taxable state and local income is derived from Massachusetts, California, Florida, New York, and the City of New York.
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
The Bank’s commercial loans are generally concentrated in the following client groups:

•	real estate developers and investors;

•	financial service providers;

•	not-for-profit organizations;

•	manufacturing and communications companies;

•	professional service providers;

•	general commercial and industrial companies; and

•	individuals.
The Bank’s commercial loans, with limited exceptions, are secured by real estate (usually income producing residential and commercial properties), marketable securities, or corporate assets (usually accounts receivable, equipment or inventory). Substantially all of the Bank’s residential mortgage and home equity loans are secured by residential property. Consequently, the Bank’s ability to continue to originate real estate loans may be impaired by the weakening or deterioration in local and regional economic conditions in the real estate markets, including as a result of, among other things, natural disasters, and adverse weather or local or general acts of war. Due to the concentration of real estate collateral in the geographic regions in which we operate, these events could have an adverse impact on the ability of the Bank’s borrowers to repay their loans and affect the value of the collateral securing these loans.

Our banking business is highly regulated, which could limit or restrict our activities, and changes in banking laws and regulations could have an adverse effect on our business.
We are subject to regulation and supervision by the Federal Reserve, and the Bank is subject to regulation and supervision by the Commissioner, the Federal Reserve, the FDIC and with respect to its California offices, the DFI. Federal and state laws and regulations govern numerous matters affecting us, including changes in the ownership or control of banks and bank holding companies; maintenance of adequate capital and the financial condition of a financial institution; permissible types, amounts and terms of extensions of credit and investments; permissible non-banking activities; the level of reserves against deposits; and restrictions on dividend payments. The Federal Reserve and the Commissioner have the power to issue cease and desist orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which we and the Bank may conduct business and obtain financing.
The laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. These changes could adversely impact us. Such changes could, among other things, subject us to additional costs, including costs of compliance; limit the types of financial services and products we may offer; and/or increase the ability of non-banks to offer competing financial services and products. Failure to comply with laws, regulations, policies, or supervisory guidance could result in enforcement and other legal actions by federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, the revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties, and/or reputational damage, any of which could have an adverse effect on our business, financial condition, and results of operations. See Part I. Item 1. “Business - Supervision and Regulation.”
We are subject to capital and liquidity standards that require banks and bank holding companies to maintain more and higher quality capital and greater liquidity than has historically been the case.
We became subject to new capital requirements in 2015. These new standards, which are now fully phased-in, require bank holding companies and their bank subsidiaries to maintain substantially higher levels of capital as a percentage of their assets, with a greater emphasis on common equity as opposed to other components of capital. The need to maintain more and higher quality capital, as well as greater liquidity, and generally increased regulatory scrutiny with respect to capital levels, may at some point limit our business activities, including lending, and our ability to grow our business. It could also result in our being required to take steps to increase our regulatory capital and may dilute shareholder value or limit our ability to pay dividends or otherwise return capital to our investors through stock repurchases.
We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and any failure to comply with these laws could lead to a wide variety of sanctions.
The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose community investment and nondiscriminatory lending requirements on financial institutions. The CFPB, the Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act or other fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions, restrictions on expansion and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have an adverse effect on our business, reputation, financial condition, and results of operations.
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
Competition in the markets in which the Bank operates may limit the ability of the Bank to attract and retain banking clients. The Bank’s competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are able to serve the credit and investment needs of larger clients. The Bank also faces competition from out-of-state financial intermediaries that have opened loan production offices or that solicit deposits in its respective market areas from other remote locations. There is also increased competition by out-of-market competitors through the internet. Because the Bank maintains a smaller staff and has fewer financial and other resources than larger institutions with which it competes, it may be limited in its ability to attract clients. In addition, the Bank’s current commercial banking clients may seek alternative banking sources as they develop needs for credit facilities larger than the Bank can accommodate. If the Bank is unable to attract and retain banking clients, it may be unable to continue its deposit and loan growth and its results of operations and financial condition may otherwise be negatively impacted.
Market changes may adversely affect demand for the Bank’s services and impact results of operations.
Channels for servicing the Bank’s customers are evolving rapidly, with less reliance on traditional office facilities, more use of online and mobile banking, and increased demand for universal bankers and other relationship managers who can service multiple product lines. The Bank competes with larger providers that are rapidly evolving their service offerings and escalating the costs of the Bank’s efforts to keep pace. The Bank has a process for evaluating the profitability of its office system and other office and operational facilities. The identification of unprofitable operations and facilities could lead to restructuring charges and introduce the risk of disruptions to revenues and customer relationships.
Our cost of funds for banking operations may increase as a result of general economic conditions, interest rates and competitive pressures.
The Bank has traditionally obtained funds principally through deposits and borrowings. As a general matter, deposits are a cheaper source of funds than borrowings, because interest rates paid for deposits are typically less than interest rates charged for borrowings. We compete with banks and other financial institutions for deposits. If, as a result of general economic conditions, market interest rates, competitive pressures, or otherwise, the amount of deposits at the Bank decreases relative to its overall banking operations, the Bank may have to rely more heavily on higher cost borrowings as a source of funds in the future or otherwise reduce its loan growth. Higher funding costs reduce our net interest margin, net interest income, and net income.
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
Defaults in the repayment of loans may require additional loan loss reserves and negatively impact our banking business including:
A borrower’s default on its obligations under one or more Bank loans may result in lost principal and interest income and increased operating expenses as a result of the allocation of management time and external resources to the collection and work-out of the loan. In certain situations, where collection efforts are unsuccessful or acceptable work-out arrangements cannot be reached, the Bank may have to charge-off the loan in whole or in part. In such situations, the Bank may acquire real estate or other assets, if any, which secure the loan through foreclosure or other similar available remedies. In such cases, the amount owed under the defaulted loan may exceed the value of the assets acquired.
On at least a quarterly basis, the Bank’s management makes a determination of an allowance for loan losses based on available information, including the quality of its loan portfolio, certain economic conditions, the historical rate of defaulted loans, the value of the underlying collateral, and the level of its nonaccruing and criticized loans. We rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors, in determining the level required for the allowance for loan losses. If management determines that further increases in the allowance for loan losses are necessary, we will incur additional expenses.
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

The accounting rules related to the calculation of the allowance for loan losses are scheduled to change effective January 1, 2020. The new rules could significantly change the amount of future provision for loan loss expenses as compared to the current rules. The change in the allowance for loan losses at the time of adoption will result in an increase or decrease to retained earnings based on the new calculation. For further information, see Part II. Item 8. “Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies”.
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
An increase in interest rates could also have a negative impact on the Bank’s results of operations by reducing the ability of borrowers to repay their current floating or adjustable rate loan obligations, which could not only result in increased loan defaults, foreclosures, and charge-offs, but also necessitate increases to our allowances for loan losses.
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
At December 31, 2018, our commercial loans, commercial real estate loans, and construction and land loans portfolios comprised 54% of total loans. These types of commercial loans generally carry larger loan balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. These loans may lack standardized terms and may include a significant principal balance or "balloon" payment due on maturity. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions, interest rates, and collateral values. Repayment of these loans is generally more dependent on the economy and the successful operation of the underlying business. Because of the risks associated with commercial loans, we may experience higher rates of default than if our loan portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations.
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

Risks Related to our Wealth and Investment Businesses

Our Wealth and Investment Businesses are highly regulated, and the regulators have the ability to limit or restrict our activities and impose fines or suspensions on the conduct of these businesses.
Our Wealth and Investment Businesses are highly regulated, primarily at the federal level. The failure of any of these subsidiaries that provide investment management, wealth advisory, or wealth management and trust services to comply with applicable laws or regulations could result in fines, suspensions of individual employees or other sanctions including revocation of such affiliate’s registration as an investment adviser.
Our direct and indirect non-Bank subsidiaries are RIAs under the Advisers Act. The Advisers Act imposes numerous obligations on RIAs, including fiduciary, record keeping, operational and disclosure obligations. These subsidiaries, as investment advisers, are also subject to regulation under the federal and state securities laws and the fiduciary laws of certain states. In addition, when DGHM acts as a sub-adviser to mutual funds, DGHM is subject to certain provisions and regulations of the 1940 Act. Applicable law provides that all investment management contracts with mutual fund clients may be terminated by the clients, without penalty, upon no more than 60 days’ notice. Investment management contracts with institutional and other clients are typically terminable by the client, also without penalty, upon 30 days’ notice.
We are subject to the provisions and regulations of ERISA to the extent that we act as a “fiduciary” under ERISA with respect to certain of our clients. ERISA and the applicable provisions of the federal tax laws, impose a number of duties on persons who are fiduciaries under ERISA and prohibit certain transactions involving the assets of each ERISA plan which is a client, as well as certain transactions by the fiduciaries (and certain other related parties) to such plans.
Changes in these laws or regulations could have an adverse impact on our profitability and mode of operations.
Our Wealth and Investment Businesses may be negatively impacted by changes in economic and market conditions.
Our Wealth and Investment Businesses may be negatively impacted by changes in general economic and market conditions because the performance of such businesses is directly affected by conditions in the financial and securities markets. The financial markets and businesses operating in the securities industry are highly volatile (meaning that performance results can vary greatly within short periods of time) and are directly affected by, among other factors, domestic and foreign economic conditions and general trends in business and finance, all of which are beyond our control. We cannot assure you that broad market performance will be favorable in the future. Declines in the financial markets or a lack of sustained growth may result in a corresponding decline in our performance and may adversely affect the market value of the assets that we manage.
In addition, our management contracts generally provide for fees payable for wealth management and trust, wealth advisory or investment management services based on the market value of assets under management, although there are a portion of our contracts that provide for the payment of fees based on investment performance in addition to a base fee.

Because most contracts provide for a fee based on market values of securities, fluctuations in the underlying securities values may have an adverse effect on our results of operations and financial condition.
Our Wealth and Investment Businesses may not be able to attract and retain clients due to competition.
Due to intense competition, our Wealth and Investment businesses may not be able to attract and retain clients. Competition is especially strong in our geographic market areas because there are numerous well-established, well-resourced, well-capitalized, and successful wealth management and trust, wealth advisory, and investment management firms in these areas.
Our ability to successfully attract and retain wealth management and trust, wealth advisory, and investment management clients is dependent upon our ability to compete with competitors’ investment products, level of investment performance, client services and marketing and distribution capabilities. Investment management contracts are typically terminable upon less than 30 days’ notice. Most of our investment management clients may withdraw funds from accounts under management generally in their sole discretion. Wealth advisory client contracts must typically be renewed on an annual basis and are terminable upon relatively short notice. If we are not successful, our results of operations and financial condition may be negatively impacted.
Our Wealth and Investment businesses are highly dependent on investment managers to produce investment returns and to solicit and retain clients, and the loss of a key investment manager or wealth advisor could adversely affect our Wealth and Investment Businesses.
We rely on our investment managers and wealth advisors to produce investment returns and to advise clients. We believe that investment performance is one of the most important factors for the growth of our assets under management. Poor investment performance could impair our revenues and growth because existing clients might withdraw funds in favor of better performing products, which would result in lower investment management fees, or diminish our ability to attract funds from existing and new clients.
The market for investment managers and wealth advisors is extremely competitive and is increasingly characterized by frequent movement of such persons among different firms. In addition, our individual investment managers and wealth advisors often have regular direct contact with particular clients, which can lead to a strong client relationship based on the client’s trust in that individual manager or advisor. The loss of a key investment manager or wealth advisor could jeopardize our relationships with our clients and lead to the loss of client accounts. Losses of such accounts could have an adverse effect on our results of operations and financial condition.
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
We are dependent on our reputation within our market areas, as a trusted and responsible financial company, for all aspects of our relationships with clients, employees, vendors, third-party service providers, and others with whom we conduct business or potential future business. Our ability to attract and retain clients and employees could be adversely affected to the extent our reputation is damaged. Our actual or perceived failure to address various issues could give rise to reputational risk that could cause harm to us and our business prospects. These issues include, but are not limited to, legal and regulatory requirements; privacy; cybersecurity; properly maintaining client and employee personal information; record keeping; money-laundering; sales and trading practices; ethical issues; appropriately addressing potential conflicts of interest; and the proper identification and disclosure of the legal, reputational, credit, liquidity, and market risks inherent in our products and services. Failure to appropriately address any of these issues could also give rise to additional regulatory restrictions, reputational harm, and legal risks, which could, among other consequences, increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines, and penalties and cause us to incur related costs and expenses. In addition, our businesses are dependent on the integrity of our employees. If an employee were to misappropriate any client funds or client information, our reputation could be negatively affected, which may result in the loss of accounts and have an adverse effect on our results of operations and financial condition.
We may not be able to successfully implement future information technology system enhancements, which could adversely affect our business operations and profitability.
We invest significant resources in information technology system enhancements in order to provide functionality and security at an appropriate level. We may not be able to successfully implement and integrate future system enhancements, which could adversely impact the ability to provide timely and accurate financial information in compliance with legal and regulatory requirements and result in possible sanctions from regulatory authorities. Such sanctions could include fines and suspension of trading in our stock, among others. In addition, future system enhancements could have higher than expected costs, fail to achieve their intended operating efficiencies, and/or even result in operating inefficiencies, which could increase the costs associated with their implementation as well as ongoing operations.
Failure to properly utilize implemented system enhancements in the future could result in write offs that adversely impact our financial condition and results of operations and could result in significant costs to remediate or replace the defective components. In addition, we may incur significant training, licensing, maintenance, consulting and depreciation expenses during and after systems implementations, and any such costs may continue for an extended period of time.
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
In the ordinary course of business, we rely on electronic communications and information systems to conduct our business and to store sensitive data, including our confidential information and financial and personal information regarding customers. Our electronic communications and information systems infrastructure could be susceptible to cyberattacks, hacking, identity theft, computer viruses, malicious code, ransomware, phishing attacks, terrorist activity or other information security breaches. This risk has increased significantly due to the use of online, telephonic and mobile banking channels by clients and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. We have implemented and regularly review and update extensive systems of internal controls and procedures as well as corporate governance policies and procedures intended to protect our business operations, including the security and privacy of all confidential customer information. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs. No matter how well designed or implemented our controls are, we cannot provide an absolute guarantee to protect our business operations from every type of problem in every situation. A failure or circumvention of these controls could have an adverse effect on our business operations and financial condition.
We regularly assess and test our security systems and disaster preparedness, including back-up systems, but the risks are substantially escalating. As a result, cybersecurity and the continued enhancement of our controls and processes to protect our systems, data and networks from attacks, unauthorized access or significant damage remain a priority. Accordingly, we may be required to expend additional resources to enhance our protective measures or to investigate and remediate any information security vulnerabilities or exposures. Any breach of our system security could result in disruption of our operations, unauthorized access to confidential customer information, violations of applicable privacy and other laws, significant regulatory and remediation costs, litigation exposure and other possible damages, loss or liability. Such costs or losses could exceed the amount of our available insurance coverage, if any, and could adversely affect our earnings. Also, any failure to prevent a security breach or to quickly and effectively deal with such a breach could negatively impact customer confidence, damaging our reputation and undermining our ability to attract and keep customers.
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
From time to time we are named as a defendant or are otherwise involved in various legal proceedings, including class actions and other litigation or disputes with third parties. There is no assurance that litigation with private parties will not increase in the future. Future actions against us may result in judgments, settlements, fines, penalties or other results adverse to us, which could negatively affect our business, financial condition or results of operations, or cause serious reputational harm to us. As a participant in the financial services industry, it is likely that we could experience a high level of litigation related to our businesses and operations.
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
We continue to consider the acquisition of other private banking, wealth management and trust, investment management, and wealth advisory companies as well as companies with other potential capabilities in the financial services industry. To the extent that we acquire or seek to acquire other companies in the future, our business may be negatively impacted by certain risks inherent in such acquisitions. These risks include, but are not limited to, the following:

•	the risk that we will incur substantial expenses in pursuing potential acquisitions without completing such acquisitions;

•	the risk that we may lose key clients or employees of the acquired business as a result of the change of ownership to us;

•	the risk that the acquired business will not perform in accordance with our expectations;

•	the risk that difficulties will arise in connection with the integration of the operations of the acquired business with our existing businesses;

•	the risk that we will need to make significant investments in infrastructure, controls, staff, emergency backup facilities or other critical business functions that become strained by our growth;

•	the risk that management may divert its attention from other aspects of our business;

•	the risk that unanticipated costs relating to potential acquisitions could reduce our earnings per share;

•	the risk associated with entering into geographic and product markets in which we have limited or no direct prior experience;

•	the risk that we may assume potential and unknown liabilities of the acquired company as a result of the acquisition; and

•	the risk that an acquisition will dilute our earnings per share, in both the short and long-term, or that it will reduce our regulatory and tangible capital ratios.
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

We recently reduced the size of our organization, and we may encounter difficulties in managing our business as a result of this reduction or attrition that may follow this reduction. In addition, we may not achieve anticipated savings from the reduction.

In the third quarter of 2018, we initiated an efficiency program that included a net reduction in total employees of approximately 7%. The reduction in force resulted in the loss of some longer-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. The restructuring and additional cost containment measures may have unintended consequences, such as attrition beyond our intended reduction in force and reduced employee morale. Employees who were not affected by the reduction in force may seek alternate employment, which could require us to obtain contract support at unplanned additional expense. It is possible that the actual savings we realize from the reduction in force will be less than anticipated.
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
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board changes the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to anticipate and difficult and costly to implement and can materially impact how we record and report our financial condition and results of operations.

Goodwill and other intangible asset impairment would negatively affect our financial condition and results of operations.
Generally, the acquirer in a business combination is willing to pay more for a business than the sum of the fair values of the individual assets and liabilities because of other inherent value associated with an assembled business. The resulting excess of the consideration paid over the net fair value of the identifiable assets acquired and liabilities assumed as of the date of acquisition, is recognized as goodwill. An essential part of the acquisition method of accounting is the recognition and measurement of identifiable intangible assets, separate from goodwill, at fair value. At December 31, 2018, our goodwill and net intangible assets totaled $69.8 million.
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
If we determine goodwill or intangible assets are impaired, we will be required to write-down the value of these assets. In the fourth quarter of 2017, we incurred a $24.9 million goodwill impairment charge at Anchor as part of our annual impairment testing. The Company completed the sale of Anchor in the second quarter of 2018. In the fourth quarter of 2016, we incurred a $9.5 million goodwill impairment charge at Boston Private Wealth as part of our annual impairment testing. We cannot assure you that we will not be required to take further impairment charges in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results.
Net outflows or a decline in the U.S. equity markets would have a negative impact on assets under management. In addition to current financial results, other information, such as forecasted earnings and market comparisons, is used to determine the fair value of a reporting unit and whether there is indication of impairment.
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

Material negative changes in the assumptions or inputs to the valuation models will increase the risk of impairment.
Changes in tax law and differences in interpretation of tax laws and regulations may adversely impact our financial statements.
From time to time, local, state or federal tax authorities change tax laws and regulations, which may result in a decrease or increase to our deferred tax asset. At December 31, 2018, our net deferred tax asset was $26.6 million. We assess the likelihood that our deferred tax asset will be realizable based primarily on future taxable income and, if necessary, establish a valuation allowance for those deferred tax assets determined to not likely be realizable. Management judgment is required in determining the appropriate recognition of deferred tax assets and liabilities, including projections of future taxable income, as well as the character of that income.

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
We are a legal entity that is separate and distinct from the Bank and our other subsidiaries and we depend on dividends from those entities to fund dividend payments on our common stock, to fund share repurchases, and to fund all payments on our other obligations. Our revenue (on a parent-only basis) is derived primarily from dividends paid to us by the Bank, and to a lesser extent, our other subsidiaries. Our right, and consequently the right of our shareholders, to participate in any distribution of the assets or earnings of the Bank and our other subsidiaries through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the Bank (including depositors) and our other subsidiaries, except to the extent that certain claims of ours in a creditor capacity may be recognized.
Holders of our common stock are entitled to receive dividends only when, as, and if declared by our board of directors. Although we have historically declared cash dividends on our common stock, we are not required to do so. Our board of directors may reduce or eliminate our common stock dividend in the future. The Federal Reserve has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. Additionally, the Federal Reserve has the authority to use its enforcement powers to prohibit the Bank from paying us dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. The Company is required to inform and consult with the Federal Reserve in advance of declaring a dividend that exceeds earnings for the period for which the dividend is being paid. The current capital regulations require banks and bank holding companies to maintain a 2.5% common equity Tier 1 capital conservation buffer above the minimum risk-based capital requirements for adequately capitalized institutions to avoid restrictions on the ability to pay dividends, discretionary bonuses, and to engage in share repurchases. The Company and the Bank met these requirements as of December 31, 2018. A reduction or elimination of dividends could adversely affect the market price of our common stock. See Part I. Item 1. “Business - Supervision and Regulation - Dividend Restrictions” and “Business - Supervision and Regulation - Regulatory Capital Requirements.”
Risks Related to Our Common Stock
Future capital offerings may adversely affect the market price of our common stock.
In the future, we may attempt to increase our capital resources or, if our or the Bank’s capital ratios fall below required minimums, we or the Bank could be required to raise additional capital by making additional offerings of debt, common or preferred stock, or senior or subordinated notes. Upon liquidation, holders of our debt securities and any shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock.
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

•
announcements of innovations, new products, strategic developments, significant contracts, litigation, acquisitions, divestitures, reorganizations, restructurings and other material events by us or our competitors;

•	the operating and securities price performance of other companies that investors believe are comparable to us;

•	our past and future dividend and share repurchase practices;

•	regulatory developments and actions;

•	future sales of our equity or equity-related securities; and

•	changes in global financial markets and global economies and general market conditions, such as interest rates, stock, commodity or real estate valuations or volatility.
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

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 2.PROPERTIES
The Company and its subsidiaries primarily conduct operations in leased premises; however, the Bank owns the building in which one of its offices is located. The Bank leases the land upon which this building is located. The Company’s headquarters is located at Ten Post Office Square, Boston, Massachusetts. The premises for our Wealth Management and Trust affiliates and Affiliate Partners are generally located in the vicinity of the headquarters of such affiliates. See “Private Banking,” “Wealth Management and Trust,” and “Affiliate Partners” in Part I. Item 1. “Business - General” for further detail.
Generally, the initial terms of the leases for our leased properties range from five to fifteen years. Most of the leases also include options to renew at fair market value for periods of five to ten years. In addition to minimum rentals, certain leases include escalation clauses based upon various price indices and include provisions for additional payments to cover real estate taxes.

ITEM 3.LEGAL PROCEEDINGS
The Company is involved in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of these proceedings will not have a material adverse effect on the consolidated balance sheets or consolidated statements of operations of the Company. For further information, see Part II. Item 8. “Financial Statements and Supplementary Data - Note 25: Litigation and Contingencies.”

ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

I.Market for Common Stock
The Company’s common stock, par value $1.00 per share, is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “BPFH.” At February 22, 2019, there were 83,767,232 shares of common stock outstanding. The number of holders of record of the Company’s common stock as of February 22, 2019 was 880. The closing price of the Company’s common stock on February 22, 2019 was $12.09.

II.Dividends

Payment of dividends by the Company on its common stock is subject to various factors, including regulatory restrictions and guidelines. See Part I. Item 1. “Business - Supervision and Regulation - Dividend Restrictions” for further detail.

III.Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding securities authorized for issuance under our equity compensation plans will be included in the definitive Proxy Statement (the “Proxy Statement”) for the 2019 Annual Meeting of Shareholders to be held on April 18, 2019 and is incorporated herein by reference.

IV.Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities of the Company for the year ended December 31, 2018.

V.Issuer Repurchases
The following table summarizes repurchases of the Company’s outstanding common shares for the year ended December 31, 2018:

	Issuer Purchases of Equity Securities
Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum approximate dollar value of shares that may yet be purchased under the plans
July 1 - 31, 2018	—	$—	—	$20,000,000
August 1 - 31, 2018	62,423	13.94	62,423	19,129,812
September 1 - 30, 2018	74,691	13.86	137,114	18,094,919
October 1 - 31, 2018	228,954	13.35	366,068	15,038,578
November 1 - 30, 2018	380,865	12.92	746,933	10,117,738
December 1 - 31, 2018	895,702	11.30	1,642,635	—
Total	1,642,635	$12.18	1,642,635	$—

On March 28, 2018, the Company received a notice of non-objection from the Federal Reserve Bank of Boston for a share repurchase program of up to $20 million of the Company’s outstanding common shares. Under the program, shares may be repurchased from time to time in the open market in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations, for a two-year period. The program does not obligate the Company to purchase any shares. The repurchases are funded from cash on hand. The Company’s Board of Directors approved the program, subject to regulatory non-objection, on February 26, 2018. The program was completed in December 2018.
The Company’s previous share repurchase program expired on February 28, 2018. There were no purchases in 2018 under the previous share repurchase program.

VI.Performance Graph
The Total Return Performance Graph set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company’s common stock, based on the market price of the Company’s common stock, with the total return on companies within the NASDAQ Composite Index and companies within the SNL $5 billion-$10 billion Bank Index. The calculation of cumulative return assumes a $100 investment in the Company’s common stock, the NASDAQ Composite Index, and the SNL $5 billion-$10 billion Bank Index on December 31, 2013. It also assumes that all dividends are reinvested during the relevant periods.
___________
Source: SNL

	Year Ending December 31,
	2013	2014	2015	2016	2017	2018
BPFH	$100.00	$109.53	$95.01	$143.52	$137.77	$97.34
NASDAQ Composite Index	100.00	114.75	122.74	133.62	173.22	168.30
SNL Bank $5 billion-$10 billion	100.00	103.01	117.34	168.11	167.48	151.57

ITEM 6.SELECTED FINANCIAL DATA
The following table represents selected financial data for the last five fiscal years ended December 31, 2018. The data set forth below does not purport to be complete. It should be read in conjunction with, and is qualified in its entirety by, the more detailed information appearing elsewhere herein, including the Company’s Consolidated Financial Statements and related notes.

	2018	2017	2016	2015	2014
At December 31:		(In thousands, except share data)
Total balance sheet assets	$8,494,625	$8,311,744	$7,970,474	$7,542,508	$6,797,874
Loans held for sale	2,812	4,697	3,464	8,072	7,099
Total loans (excluding loans held for sale)	6,893,158	6,505,028	6,114,354	5,719,212	5,269,936
Allowance for loan losses	75,312	74,742	78,077	78,500	75,838
Cash and investments (1)	1,255,253	1,425,418	1,507,845	1,474,737	1,175,610
Goodwill and intangible assets	69,834	91,681	169,279	185,089	191,800
Deposits	6,781,170	6,510,246	6,085,146	6,040,437	5,453,879
Borrowed funds	813,435	862,213	980,192	625,902	507,009
Total shareholders’ equity	753,954	785,944	768,481	746,613	703,911
Nonperforming assets (2)	14,458	14,295	19,005	27,347	45,111
Net loans (charged-off)/ recovered	2,768	4,334	6,512	4,217	5,867
Assets under management and advisory ("AUM"):
Wealth Management and Trust	$7,602,000	$7,865,000	$7,008,000	$7,976,000	$9,274,000
Affiliate Partners, excluding Anchor and BOS	8,319,000	8,920,000	8,096,000	8,107,000	8,491,000
Total AUM, excluding Anchor and BOS	$15,921,000	$16,785,000	$15,104,000	$16,083,000	$17,765,000
AUM at Anchor	—	9,277,000	8,768,000	8,111,000	8,750,000
AUM at BOS	—	4,434,000	3,696,000	3,422,000	3,414,000
LESS: Inter-company relationships	—	(11,000)	(11,000)	(21,000)	(22,000)
Total AUM, including Anchor and BOS	$15,921,000	$30,485,000	$27,557,000	$27,595,000	$29,907,000
For The Year Ended December 31:
Net interest income	$234,566	$224,686	$200,438	$185,770	$179,701
Provision/ (credit) for loan losses	(2,198)	(7,669)	(6,935)	(1,555)	(6,400)
Net interest income after provision/ (credit) for loan losses	236,764	232,355	207,373	187,325	186,101
Fees and other income	149,997	153,966	158,787	161,169	140,798
Operating expense excluding restructuring and impairment of goodwill	259,527	275,035	253,408	251,457	226,390
Restructuring expense	7,828	—	2,017	3,724	739
Impairment of goodwill	—	24,901	9,528	—	—
Income from continuing operations before income taxes	119,406	86,385	101,207	93,313	99,770
Income tax expense (3)	37,537	46,196	30,963	30,392	32,365
Net income from continuing operations	81,869	40,189	70,244	62,921	67,405
Net income from discontinued operations	2,002	4,870	5,541	6,411	6,160
Less: Net income attributable to noncontrolling interests	3,487	4,468	4,157	4,407	4,750
Net income attributable to the Company	$80,384	$40,591	$71,628	$64,925	$68,815
(Continued)

	2018	2017	2016	2015	2014
At December 31:		(In thousands, except share data)
Per Share Data:
Total diluted earnings per share	$0.92	$0.42	$0.81	$0.74	$0.80
Diluted earnings per share from continuing operations	$0.90	$0.36	$0.74	$0.66	$0.72
Weighted average basic common shares outstanding	83,596,685	82,430,633	81,264,273	80,885,253	78,921,480
Weighted average diluted common shares outstanding	85,331,314	84,802,565	83,209,126	83,393,090	81,308,144
Cash dividends per share	$0.48	$0.44	$0.40	$0.36	$0.32
Book value per share (4)	$9.01	$8.77	$8.61	$8.38	$7.91
Selected Operating Ratios:
Return on average assets, as adjusted (non-GAAP) (5)	1.00%	0.97%	1.02%	0.95%	1.05%
Return on average common equity, as adjusted (non-GAAP) (5)	11.19%	10.13%	10.22%	9.37%	10.64%
Return on average tangible common equity, as adjusted (non-GAAP) (5)	13.07%	13.60%	14.43%	13.83%	14.56%
Efficiency ratio, FTE Basis (non-GAAP) (6)	66.20%	69.06%	66.91%	68.37%	67.19%
Net interest margin (7)	2.96%	3.04%	2.93%	2.92%	2.98%
Total fees and other income/ total revenue (8)	39.00%	40.66%	44.20%	46.45%	43.93%
Asset Quality Ratios:
Nonaccrual loans to total loans (excluding loans held for sale)	0.20%	0.22%	0.28%	0.46%	0.84%
Nonperforming assets to total assets	0.17%	0.17%	0.24%	0.36%	0.66%
Allowance for loan losses to total loans (excluding loans held for sale)	1.09%	1.15%	1.28%	1.37%	1.44%
Allowance for loan losses to nonaccrual loans	5.36	5.23	4.51	2.95	1.72
Other Ratios:
Dividend payout ratio	52%	105%	49%	49%	40%
Total equity to total assets ratio	8.88%	9.46%	9.64%	9.90%	10.35%
Tangible common equity to tangible assets ratio (non-GAAP) (9)	8.12%	7.33%	7.07%	6.98%	7.03%
Tier 1 common equity/ risk-weighted assets (9)	11.40%	10.32%	10.00%	9.80%	9.24%

Reconciliations from the Company’s GAAP Return on average equity ratio to the Non-GAAP Return on average common equity ratio, and the Non-GAAP Return on average tangible common equity ratio are presented below:

	2018	2017	2016	2015	2014
	(In thousands)
Total average shareholders’ equity	$759,868	$797,756	$769,617	$729,489	$666,216
LESS: Average Series D preferred stock (non-convertible)	(21,718)	(47,753)	(47,753)	(47,753)	(47,753)
Average common equity (non-GAAP)	738,150	750,003	721,864	681,736	618,463
LESS: Average goodwill and intangible assets, net	(88,631)	(164,530)	(181,976)	(188,533)	(144,658)
Average tangible common equity (non-GAAP)	649,519	585,473	539,888	493,203	473,805

Net income attributable to the Company	$80,384	$40,591	$71,628	$64,925	$68,815
Less: Dividends on Series D preferred stock	(1,738)	(3,475)	(3,475)	(3,475)	(3,475)
Common net income (non-GAAP)	78,646	37,116	68,153	61,450	65,340
ADD: Amortization of intangibles, net of applicable tax	2,314	3,641	4,083	4,362	3,143
Tangible common net income (non-GAAP)	$80,960	$40,757	$72,236	$65,812	$68,483

LESS: (Gain)/ loss on sale of affiliates or offices	$(18,142)	$1,264	$(2,862)	$—	$—
ADD: Anchor divestiture legal expense	—	400	—	—	—
ADD: Impairment of goodwill	—	24,901	9,528	—	—
ADD: Restructuring	7,828	—	2,017	3,724	739
LESS: Tax effects of adjusting items, if any (10)	1,526	(582)	(3,039)	(1,303)	(259)
ADD: Impact on taxes from sale of Anchor	12,706	—	—	—	—
ADD: Impact from enactment of the Tax Act	—	12,880	—	—	—
Total adjustments due to notable items	$3,918	$38,863	$5,644	$2,421	$480
Net income attributable to the Company, as adjusted (non-GAAP)	$84,302	$79,454	$77,272	$67,346	$69,295
Common net income, as adjusted (non-GAAP)	$82,564	$75,979	$73,797	$63,871	$65,820
Tangible common net income, as adjusted (non-GAAP)	$84,878	$79,620	$77,880	$68,233	$68,963

Return on average assets	0.96%	0.50%	0.95%	0.91%	1.04%
Return on average assets, as adjusted (non-GAAP) (5)	1.00%	0.97%	1.02%	0.95%	1.05%
Return on average equity	10.58%	5.09%	9.31%	8.90%	10.33%
Return on average equity, as adjusted (non-GAAP) (5)	11.09%	9.96%	10.04%	9.23%	10.40%
Return on average common equity (non-GAAP) (5)	10.65%	4.95%	9.44%	9.01%	10.56%
Return on average common equity, as adjusted (non-GAAP) (5)	11.19%	10.13%	10.22%	9.37%	10.64%
Return on average tangible common equity (non-GAAP) (5)	12.46%	6.96%	13.38%	13.34%	14.45%
Return on average tangible common equity, as adjusted (non-GAAP) (5)	13.07%	13.60%	14.43%	13.83%	14.56%

The Company calculates the Efficiency ratio, FTE basis, by reducing Total operating expenses by Amortization of intangibles, Goodwill impairment, and Restructuring expense and increasing Total revenue by the FTE adjustment. A reconciliation from the Efficiency ratio, unadjusted to the Efficiency ratio, FTE basis, as adjusted, is presented below:

	2018	2017	2016	2015	2014
	(In thousands)
Total operating expense (GAAP)	$267,355	$299,936	$264,953	$255,181	$227,129
LESS: Amortization of intangibles	2,929	5,601	6,282	6,711	4,836
LESS: Goodwill impairment	—	24,901	9,528	—	—
LESS: Restructuring expense	7,828	—	2,017	3,724	739
Total operating expense, as adjusted (non-GAAP)	$256,598	$269,434	$247,126	$244,746	$221,554

Net interest income	$234,566	$224,686	$200,438	$185,770	$179,701
Fees and other income	149,997	153,966	158,787	161,169	140,798
FTE income	3,053	11,516	10,130	11,035	9,249
Total revenue (FTE basis) (8)	$387,616	$390,168	$369,355	$357,974	$329,748
Efficiency Ratio, unadjusted	69.52%	79.21%	73.76%	73.55%	70.87%
Efficiency Ratio, FTE Basis excluding amortization of intangibles, goodwill impairment, and restructuring expense	66.20%	69.06%	66.91%	68.37%	67.19%
A reconciliation from the Company’s GAAP Total shareholders' equity to total assets ratio to the non-GAAP Tangible common equity to tangible assets ratio and to the non-GAAP Tier 1 common equity to risk-weighted assets ratio is presented below:

	2018	2017	2016	2015	2014
	(In thousands)
Total assets	$8,494,625	$8,311,744	$7,970,474	$7,542,508	$6,797,874
LESS: Goodwill and intangible assets, net (11)	(69,834)	(138,775)	(169,279)	(185,089)	(191,800)
Tangible assets (non-GAAP)	$8,424,791	$8,172,969	$7,801,195	$7,357,419	$6,606,074
Total shareholders’ equity	$753,954	$785,944	768,481	746,613	703,911
LESS: Goodwill and intangible assets, net	(69,834)	(138,775)	(169,279)	(185,089)	(191,800)
Series D preferred stock (non-convertible)	—	(47,753)	(47,753)	(47,753)	(47,753)
Total adjustments	(69,834)	(186,528)	(217,032)	(232,842)	(239,553)
Tangible common equity (non-GAAP)	$684,120	$599,416	$551,449	$513,771	$464,358
Total equity/total assets	8.88%	9.46%	9.64%	9.90%	10.35%
Tangible common equity/tangible assets (non-GAAP)	8.12%	7.33%	7.07%	6.98%	7.03%

Total risk-weighted assets (12)	$6,161,677	$5,892,286	$5,716,037	$5,449,239	$5,073,973
Tier 1 common equity (12)	$702,728	$607,800	$571,663	$534,241	$468,902
Tier 1 common equity/ risk-weighted assets (12)	11.40%	10.32%	10.00%	9.80%	9.24%
____________

(1)
Cash and investments include the following line items from the consolidated balance sheets: cash and cash equivalents, investment securities available-for-sale, investment securities held-to-maturity, equity securities at fair value, and stock in Federal Home Loan Bank and Federal Reserve Bank.

(2)	The Company's Nonperforming assets include Nonaccrual loans and other real estate owned ("OREO"), if any.

(3)
The Company’s Income tax expense in 2017 included the impact of the Tax Act that was enacted on December 22, 2017. Among the significant changes to the Code, the Tax Act reduced the federal corporate tax rate from 35% to 21% effective January 1, 2018. The Company re-measured its deferred tax assets and liabilities at the lower federal corporate tax rate of 21% and recorded the additional tax expense impact in the fourth quarter of 2017, the period in which the Tax Act was enacted. The Company's Income tax expense in 2018 included the tax expense associated with the sales of Anchor and BOS, partially offset by the aforementioned impact of the Tax Act.

(4)
Book value per share is calculated by reducing the Company’s Total equity by the Series D preferred stock balance, if any, then dividing that value by the total common shares outstanding as of the end of that period.

(5)
The Company uses certain non-GAAP financial measures, such as the Return on average common equity ratio and the Return on average tangible common equity ratio, to provide information for investors to effectively analyze financial trends of ongoing business activities, and to enhance comparability with peers across the financial sector.

The Company calculates Average common equity by adjusting Average equity to exclude Average non-convertible preferred equity, if any. When Average non-convertible preferred equity is excluded, the Company also reduces Net income attributable to the Company by dividends paid on that preferred equity, if any.
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

(6)
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

(7)	Net interest margin represents net interest income on a FTE basis as a percent of average interest-earning assets.

(8)	Total revenue is defined as net interest income plus fees and other income.

(9)
The Company uses certain non-GAAP financial measures, such as the Tangible common equity to tangible assets ratio, to provide information for investors to effectively analyze financial trends of ongoing business activities, and to enhance comparability with peers across the financial sector.

The Company calculates Tangible assets by adjusting Total assets to exclude Goodwill and intangible assets. The Company calculates Tangible common equity by adjusting Total shareholders’ equity to exclude Goodwill, intangible assets, and, the equity from the Series D preferred stock (non-convertible), if any.

(10)	Tax effect applied to all adjusting items except for the 2017 impairment of goodwill due to the nature of the goodwill impaired during that time period.

(11)
Includes the goodwill and intangibles, net for Anchor and BOS for the periods held. For regulatory reporting, the goodwill and intangibles for Anchor are reclassified from other assets held for sale to goodwill and intangibles in regulatory reports and ratios.

(12)
Risk-weighted assets were calculated under the regulatory rules in effect at the time of the original filing of the Federal Reserve report for the respective periods. Components of Tier 1 common equity, for all years presented, are based on the capital rules currently in effect.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements, the notes thereto, and other statistical information included in this annual report.

Executive Summary
The Company offers a wide range of private banking and wealth management services to high net worth individuals, families, businesses and select institutions through its three reportable segments: Private Banking, Wealth Management and Trust, and Affiliate Partners. This Executive Summary provides an overview of the most significant aspects of our operating segments and the Company’s operations. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.
In December 2017, the Company entered into an agreement to sell its entire ownership interest in Anchor Capital Advisors, LLC (“Anchor”) in a transaction that resulted in Anchor being majority-owned by members of its management team. The transaction closed in April 2018. In October 2018, the Company entered into an agreement to sell its entire ownership interest in Bingham, Osborn & Scarborough, LLC (“BOS”) to the management team of BOS. The transaction closed in December 2018. The results of Anchor and BOS for the periods held through the respective closing dates are included in the results of the Affiliate Partners segment and the Company.
Net income attributable to the Company was $80.4 million for the year ended December 31, 2018, compared to net income attributable to the Company of $40.6 million in 2017 and $71.6 million in 2016. The Company recognized diluted earnings per share of $0.92 for the year ended December 31, 2018, compared to diluted earnings per share of $0.42 in 2017 and $0.81 in 2016.
Key items that affected the Company’s 2018 results include:

▪
Net interest income for the year ended December 31, 2018 was $234.6 million, an increase of $9.9 million, or 4%, compared to 2017. The 2018 increase was primarily driven by the impact of higher interest rates and increased volume in the loan portfolio, particularly commercial real estate, residential mortgage, commercial and industrial, and construction and land loans. This was partially offset by the impact of higher interest rates on deposits, particularly money market accounts, and borrowings, and an increased volume of deposits and borrowings. Net interest margin (“NIM”), on an FTE basis, decreased eight basis points to 2.96% in 2018 from 3.04% in 2017, after increasing eleven basis points from 2.93% in 2016. The 2018 decrease was driven primarily by a lower FTE adjustment due to the lower federal corporate income tax rate as a result of the Tax Act, and the impact of higher interest rates on deposit and borrowing costs, as the average rate on total interest-bearing liabilities increased 42 basis points to 1.06% in 2018 from 0.64% in 2017.

▪	Average total loans for the year ended December 31, 2018 were $6.7 billion, an increase of 6% from 2017, driven primarily by increases in residential mortgage and commercial real estate loans.

▪	Average total deposits for the year ended December 31, 2018 were $6.6 billion, an increase of 3% from 2017, driven primarily by an increase in certificates of deposit and money market accounts.

▪
Total core fees and income, which includes investment management fees, wealth advisory fees, wealth management and trust fees, other banking fee income, and gain on sale of loans, net, for the year ended December 31, 2018 were $131.6 million, a decrease of $21.2 million, or 14%, from 2017. The 2018 decrease was primarily driven by the impact of the sales of Anchor and BOS in 2018. Excluding the impact of the sales of Anchor and BOS, Wealth management and trust fees increased $1.1 million driven primarily by higher levels of assets under management and advisory (“AUM”) throughout the year.

▪
The Company recorded a credit to the provision for loan losses of $2.2 million for the year ended December 31, 2018, compared to a credit to the provision for loan losses of $7.7 million in 2017. The 2018 credit to the provision for loan losses was primarily driven by net recoveries and a decrease in criticized loans, partially offset by loan growth and the composition of the loan portfolio.

▪
The aforementioned sale of Anchor resulted in an income tax expense of $12.7 million in the second quarter of 2018. The sale of BOS resulted in an $18.1 million gain on sale and a $3.5 million income tax expense in the fourth quarter of 2018.

▪
The Company recorded total operating expenses of $267.4 million for the year ended December 31, 2018, compared to total operating expenses of $299.9 million in 2017. The 2018 decrease was primarily driven by the impact of the sales of Anchor and BOS in 2018 and the $24.9 million of goodwill impairment charges in 2017. Excluding goodwill impairment charges in 2017 and restructuring charges in 2018, total operating expenses decreased $15.1 million or 6% in 2018 from 2017. This decrease in operating expense was primarily driven by the impact of the sale of Anchor in April 2018 and decreases in salaries and employee benefits from restructuring and cost initiatives in 2018.

▪
AUM, excluding Anchor and BOS, decreased $0.9 billion, or 2%, for the year ended December 31, 2018 to $15.9 billion primarily driven by unfavorable market returns of $1.0 billion, partially offset by $0.1 billion of net inflows.

Private Banking
The following table presents a summary of selected financial data for the Private Banking segment for 2018, 2017, and 2016.

	As of and for the year ended December 31,			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
	(In thousands)
Net interest income	$238,036	$227,280	$202,702	$10,756	5%	$24,578	12%
Fees and other income	9,366	10,856	18,947	(1,490)	(14)%	(8,091)	(43)%
Total revenues	247,402	238,136	221,649	9,266	4%	16,487	7%
Provision/ (credit) for loan losses	(2,198)	(7,669)	(6,935)	5,471	nm	(734)	11%
Total operating expenses	165,263	149,008	125,116	16,255	11%	23,892	19%
Income before income taxes	84,337	96,797	103,468	(12,460)	(13)%	(6,671)	(6)%
Income tax expense	16,313	43,356	33,120	(27,043)	(62)%	10,236	31%
Net income attributable to the Company	$68,024	$53,441	$70,348	$14,583	27%	$(16,907)	(24)%
Total loans	$6,893,158	$6,505,028	$6,114,354	$388,130	6%	$390,674	6%
Assets	$8,424,967	$8,177,304	$7,816,671	$247,663	3%	$360,633	5%
Deposits (1)	$6,852,452	$6,600,934	$6,161,118	$251,518	4%	$439,816	7%
____________
nm - not meaningful

(1)	Deposits presented in this table do not include intercompany eliminations related to deposits in the Bank from Affiliate Partners or the Holding Company.
The Company’s Private Banking segment reported net income attributable to the Company of $68.0 million in the year ended December 31, 2018, compared to net income attributable to the Company of $53.4 million in 2017 and $70.3 million in 2016. The increase in net income attributable to the Company from 2017 to 2018 was primarily driven by a decrease in income tax expense of $27.0 million due to the re-measurement of deferred tax assets at the new lower federal corporate tax rate enacted with the Tax Act in 2017, and an increase in total revenues of $9.3 million due to higher net interest income, partially offset by an increase in total operating expenses of $16.3 million due to restructuring and information services expense.
The decrease in net income attributable to the Company from 2016 to 2017 was primarily driven by an increase in total operating expenses of $23.9 million due to increased salaries and employee benefits, information systems, occupancy and equipment, and professional services, and an increase in income tax expense of $10.2 million due to the re-measurement of deferred tax assets at the new, lower, federal corporate tax rate enacted with the Tax Act, partially offset by an increase in total revenues of $16.5 million due to higher net interest income.
Total loans at the Bank increased $0.4 billion, or 6%, to $6.9 billion at December 31, 2018. Total loans were 82% of total assets at the Bank at December 31, 2018, up from 80% of total assets at December 31, 2017. A discussion of the Company’s loan portfolio can be found below in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio and Credit Quality.”

Deposits at the Bank increased $0.3 billion, or 4%, to $6.9 billion in 2018 from $6.6 billion in 2017. A discussion of the Company’s deposits can be found below in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition.”

Wealth Management and Trust
The following table presents a summary of selected financial data for the Wealth Management and Trust segment for 2018, 2017, and 2016.

	As of and for the year ended December 31,			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
	(In thousands)
Wealth management and trust fees	$46,507	$45,362	$43,980	$1,145	3%	$1,382	3%
Other income	493	451	421	42	9%	30	7%
Total revenues	47,000	45,813	44,401	1,187	3%	1,412	3%
Operating expenses, before restructuring and impairment of goodwill	42,566	49,287	53,299	(6,721)	(14)%	(4,012)	(8)%
Restructuring expense	421	—	2,017	421	nm	(2,017)	nm
Impairment of goodwill	—	—	9,528	—	nm	(9,528)	nm
Total operating expenses	42,987	49,287	64,844	(6,300)	(13)%	(15,557)	(24)%
Income/ (loss) before income taxes	4,013	(3,474)	(20,443)	7,487	nm	16,969	83%
Income tax expense/ (benefit)	1,108	(509)	(8,279)	1,617	nm	7,770	94%
Net income/ (loss) attributable to the Company	$2,905	$(2,965)	$(12,164)	$5,870	nm	$9,199	76%
AUM	$7,602,000	$7,865,000	$7,008,000	$(263,000)	(3)%	$857,000	12%
____________
nm - not meaningful
The Company’s Wealth Management and Trust segment reported net income attributable to the Company of $2.9 million in the year ended December 31, 2018, compared to a net loss attributable to the Company of $3.0 million in 2017 and a net loss attributable to the Company of $12.2 million in 2016. The 2018 improvement in operating results was primarily driven by a $6.3 million decrease in operating expenses due to cost initiatives and decreases in salaries and employee benefits, and a $1.2 million increase in total revenues due to higher wealth management and trust fees from higher levels of business throughout the year. The 2017 improvement in operating results was due to a $4.0 million decrease in operating expenses, primarily salaries and benefits, before restructuring and impairment of goodwill, as well as a $1.4 million increase in total revenues.
AUM decreased $0.3 billion, or 3%, to $7.6 billion at December 31, 2018 from $7.9 billion at December 31, 2017. In 2018, the decrease in AUM was primarily driven by unfavorable market returns of $0.5 billion, partially offset by net inflows of $0.2 billion. In 2017, the increase in AUM was primarily driven by favorable market returns of $0.6 billion and net inflows of $0.3 billion.

Affiliate Partners
The following table presents a summary of selected financial data for the Affiliate Partners segment for 2018, 2017, and 2016.

	As of and for the year ended December 31, [1]			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
	(In thousands)
Investment management fees	$21,728	$45,515	$44,410	$(23,787)	(52)%	$1,105	2%
Wealth advisory fees	53,311	52,559	50,581	752	1%	1,978	4%
Other income and net interest income	84	113	138	(29)	(26)%	(25)	(18)%
Total revenues	75,471	98,332	95,161	(22,861)	(23)%	3,171	3%
Operating expenses, before restructuring and impairment of goodwill	53,402	69,884	67,654	(16,482)	(24)%	2,230	3%
Restructuring expense	790	—	—	790	nm	—	nm
Impairment of goodwill	—	24,901	—	(24,901)	nm	24,901	nm
Total operating expenses	54,192	94,785	67,654	(40,593)	(43)%	27,131	40%
Income before income taxes	21,279	3,547	27,507	17,732	nm	(23,960)	(87)%
Income tax expense	5,488	10,229	9,873	(4,741)	(46)%	356	4%
Noncontrolling interests	3,487	4,468	4,157	(981)	(22)%	311	7%
Net income/ (loss) attributable to the Company	$12,304	$(11,150)	$13,477	$23,454	nm	$(24,627)	nm
AUM, including Anchor and BOS	$8,319,000	$22,631,000	$20,560,000	$(14,312,000)	(63)%	$2,071,000	10%
Anchor AUM	$—	$9,277,000	$8,768,000	$(9,277,000)	nm	$509,000	6%
BOS AUM	$—	$4,434,000	$3,696,000	$(4,434,000)	nm	$738,000	20%
AUM, excluding Anchor and BOS	$8,319,000	$8,920,000	$8,096,000	$(601,000)	(7)%	$824,000	10%
____________
nm - not meaningful

(1)	The results for the Affiliate Partners segment include the results of Anchor, DGHM, BOS, and KLS for the periods held, except as specifically noted for AUM.
The Company’s Affiliate Partners segment reported net income attributable to the Company of $12.3 million in the year ended December 31, 2018, compared to a net loss attributable to the Company of $11.2 million in 2017 and net income attributable to the Company of $13.5 million in 2016. Total revenues, total operating expenses, income tax expense, and noncontrolling interests decreased in 2018 due to the sales of Anchor and BOS. The 2018 income tax expense was also lower due to the lower federal corporate income tax rate as a result of the Tax Act. Additionally, the 2018 improvement in operating results was also driven by the $24.9 million impairment of goodwill at Anchor in the year ended December 31, 2017.
AUM, excluding Anchor and BOS, decreased $0.6 billion, or 7%, to $8.3 billion at December 31, 2018 from $8.9 billion at December 31, 2017 primarily driven by unfavorable market returns of $0.5 billion and net outflows of $0.1 billion during the year.

Critical Accounting Policies
Critical accounting policies reflect of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The Company believes that its most critical accounting policies upon which its financial condition depends, and which involve the most complex or subjective decisions or assessments, are as follows:
Allowance for Loan Losses
The allowance for loan losses (the “allowance”) is an estimate of the inherent risk of loss in the loan portfolio as of the consolidated balance sheet dates. Management estimates the level of the allowance based on all relevant information available. Changes to the required level in the allowance result in either a provision for loan loss expense, if an increase is required, or a credit to the provision, if a decrease is required. Loan losses are charged to the allowance when available information confirms that specific loans, or portions thereof, are uncollectible. Recoveries on loans previously charged-off are credited to the allowance when received in cash or when the Bank takes possession of other assets.
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
Allocated reserves on non-impaired special mention and substandard loans reflect management’s assessment of increased risk of losses associated with these types of adversely graded loans. An allocated reserve is assigned to these pools of loans based upon management’s consideration of the credit attributes of individual loans within each pool of loans, including consideration of loan to value ratios, past due status, strength and willingness of the guarantors, and other relevant attributes, as well as the qualitative factors considered for the general reserve as discussed above. These considerations are determined separately for each type of portfolio segment. The allocated reserves are a multiple of the general reserve for each respective portfolio segments, with a greater multiple for loans with increased risk (i.e., substandard loans versus special mention loans).
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

If the loan is deemed to be collateral dependent, generally the difference between the book balance (client balance less any prior charge-offs or client interest payments applied to principal) and the fair value of the collateral is taken as a partial charge-off through the allowance in the current period. If the loan is not determined to be collateral dependent, then a specific allocation to the general reserve is established for the difference between the book balance of the loan and the expected future cash flows discounted at the loan’s effective interest rate. Charge-offs for loans not considered to be collateral dependent are made when it is determined a loss has been incurred. Impaired loans are removed from the general loan pools. There may be instances where the loan is considered impaired although based on the fair value of underlying collateral or the discounted expected future cash flows there is no impairment to be recognized. In addition, all loans which are classified as troubled debt restructurings (“TDRs”) are considered impaired.
In addition to the three primary components of the allowance discussed above (general reserve, allocated reserves on non-impaired special mention and substandard loans, and the specific reserves on impaired loans), the Bank may also maintain an insignificant amount of additional allowance (the unallocated allowance for loan losses). The unallocated reserve reflects the fact that the allowance is an estimate and contains a certain amount of imprecision risk. It represents risks identified by Management that are not already captured in the qualitative factors discussed above. The unallocated allowance for loan losses is not considered significant by the Company and will remain at zero unless additional risk is identified.
While this evaluation process utilizes historical and other objective information, the classification of loans and the establishment of the allowance rely to a great extent on the judgment and experience of management. While management evaluates currently available information in establishing the allowance, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution’s allowance as well as loan grades/classifications. Such agencies may require the financial institution to recognize additions to the allowance or increases to adversely graded loans based on their judgments about information available to them at the time of their examination.
Valuation of Goodwill/Intangible Assets and Analysis for Impairment
The Company allocates the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Other intangible assets identified in acquisitions generally consist of advisory contracts and trade names. The value attributed to advisory contracts is based on the time period over which they are expected to generate economic benefits. The advisory contracts are generally amortized over 8-15 years, depending on the contract. Trade names are not amortized.
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
An entity may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill (“Step 0”). In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, an entity assesses relevant events and circumstances, such as the following:

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
The fair value of the reporting unit is determined using generally accepted approaches to valuation commonly referred to as the income approach and market approach. Within each category, a variety of methodologies exist to assist in the estimation of fair value. A valuation consultant may be engaged to assist with the valuations.
BPFH has two reportable segments that have goodwill: Wealth Management and Trust and Affiliate Partners. Boston Private Wealth is the only reporting unit within the Wealth Management and Trust segment. DGHM and KLS are the reporting units within the Affiliate Partners segment. DGHM does not have any remaining goodwill and segment management regularly reviews the operating results of KLS.
For the reporting units within the segments, the Company utilizes both the income and market approaches to determine fair value of the reporting units. The income approach is primarily based on discounted cash flows derived from assumptions of income statement activity. For the market approach, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and revenue multiples of comparable companies are selected and applied to the reporting unit’s applicable metrics.
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
Management considered the following items in evaluating the need for a valuation allowance:

▪	The Company had cumulative pre-tax income, as adjusted for permanent book-to-tax differences, during the period 2016 through 2018.

▪	Deferred tax assets are expected to reverse in periods when there will be taxable income.

▪	The Company projects sufficient future taxable income to be generated by operations during the available carry-forward period.

▪	Certain tax planning strategies are available, such as reducing investments in tax-exempt securities.

▪	The Company has not had any operating loss or tax credit carryovers expiring unused in recent years.
The Company believes that it is more likely than not that the net deferred tax asset as of December 31, 2018 will be realized based primarily upon the ability to generate future taxable income. The Company does not have any capital losses in excess of capital gains as of December 31, 2018.

Results of Operations
Comparison of Years Ended December 31, 2018, 2017 and 2016
Net Income. The Company recorded net income from continuing operations for the year ended December 31, 2018 of $81.9 million, compared to net income from continuing operations of $40.2 million and $70.2 million in 2017 and 2016, respectively. Net income attributable to the Company, which includes income from both continuing and discontinued operations less net income attributable to noncontrolling interests, for the year ended December 31, 2018 was $80.4 million, compared to income of $40.6 million and $71.6 million in 2017 and 2016, respectively.
The Company recognized diluted earnings per share from continuing operations for the year ended December 31, 2018 of $0.90 per share, compared to earnings of $0.36 per share and $0.74 per share in 2017 and 2016, respectively. Diluted earnings per share attributable to common shareholders, which includes both continuing and discontinued operations, for the year ended December 31, 2018 was $0.92 per share, compared to earnings of $0.42 per share and $0.81 per share in 2017 and 2016, respectively. Net income from continuing operations in 2018, 2017 and 2016 was partially offset by dividends paid on preferred stock and decreases in the redemption value of certain redeemable noncontrolling interests, which reduce income available to common shareholders. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 16: Earnings Per Share” for further detail on the charges made to arrive at income attributable to the common shareholder.
The Company's 2018 earnings were impacted by the sale of BOS, which resulted in a gain of $18.1 million and a corresponding income tax expense of $3.5 million, a tax expense of $12.7 million related to the sale of Anchor, and restructuring expense of $7.8 million. Net interest income in 2018 was higher driven primarily by higher yields and volumes on loans and investment securities, partially offset by higher deposit and borrowing rates. Additionally, the impact of the sale of BOS and Anchor decreased total core fees and income and operating expenses.
The Company’s 2017 earnings were impacted by a goodwill impairment charge and higher operating expenses as well as lower banking fee income and the loss on the sale of Anchor booked in 2017. These changes were partially offset by higher net interest income, a larger credit to the provision for loan losses, and higher fee based revenue from the nonbank affiliates. In addition, in December 2017, the Tax Act, was enacted by the U.S. government. The Company re-measured its deferred tax assets and liabilities at the 21% federal corporate tax rate, reevaluated its investments in affordable housing projects using the 21% federal corporate tax rate, and reduced its deferred tax assets associated with executive compensation that is no longer deductible. As a result of these changes, the Company recorded a federal tax expense of $12.9 million in the fourth quarter of 2017.
The Company’s 2016 earnings benefited from higher net interest income, and a larger credit to the provision for loan losses, partially offset by a goodwill impairment charge.
The following discussions are based on the Company’s continuing operations, unless otherwise stated.

Condensed Consolidated Statement of Operations
The following table presents selected financial highlights:

	Year ended December 31,			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
	(In thousands)
Net interest income	$234,566	$224,686	$200,438	$9,880	4%	$24,248	12%
Provision/ (credit) for loan losses	(2,198)	(7,669)	(6,935)	5,471	(71)%	(734)	11%
Fees and other income:
Investment management fees	21,728	45,515	44,410	(23,787)	(52)%	1,105	2%
Wealth advisory fees	53,311	52,559	50,581	752	1%	1,978	4%
Wealth management and trust fees	46,507	45,362	43,980	1,145	3%	1,382	3%
Other banking fee income	9,826	8,915	12,050	911	10%	(3,135)	(26)%
Gain on sale of loans, net	243	451	667	(208)	(46)%	(216)	(32)%
Gain/ (loss) on sale of affiliates or offices	18,142	(1,264)	2,862	19,406	nm	(4,126)	nm
Other income	240	2,428	4,237	(2,188)	(90)%	(1,809)	(43)%
Total fees and other income	149,997	153,966	158,787	(3,969)	(3)%	(4,821)	(3)%
Expenses:
Operating expenses	259,527	275,035	253,408	(15,508)	(6)%	21,627	9%
Restructuring expense	7,828	—	2,017	7,828	nm	(2,017)	nm
Impairment of goodwill	—	24,901	9,528	(24,901)	nm	15,373	nm
Total operating expenses	267,355	299,936	264,953	(32,581)	(11)%	34,983	13%
Income before income taxes	119,406	86,385	101,207	33,021	38%	(14,822)	(15)%
Income tax expense	37,537	46,196	30,963	(8,659)	(19)%	15,233	49%
Net income from continuing operations	81,869	40,189	70,244	41,680	nm	(30,055)	(43)%
Net income from discontinued operations	2,002	4,870	5,541	(2,868)	(59)%	(671)	(12)%
Less: Net income attributable to noncontrolling interests	3,487	4,468	4,157	(981)	(22)%	311	7%
Net income attributable to the Company	$80,384	$40,591	$71,628	$39,793	98%	$(31,037)	(43)%
________________
nm - not meaningful

Net Interest Income and Margin
Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference between the average rate earned on total interest-earning assets and the average rate paid on total interest-bearing liabilities. Net interest margin (“NIM”) is the amount of net interest income, on a fully taxable-equivalent (“FTE”) basis, expressed as a percentage of average interest-earning assets. The average rate earned on earning assets is the amount of annualized taxable equivalent interest income expressed as a percentage of average earning assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities. When credit quality declines and loans are placed on nonaccrual status, NIM can decrease because the same assets are earning less income. $54.1 million of loans that were graded substandard but were still accruing interest income at December 31, 2018 could be placed on nonaccrual status if their credit quality declines further.
Net interest income for the year ended December 31, 2018 was $234.6 million, an increase of $9.9 million, or 4%, compared to 2017, after an increase of $24.2 million, or 12%, from 2016 to 2017. The increase in net interest income in 2018 was primarily driven by increased yields and volumes on loans and investment securities, partially offset by an increase in rates paid on borrowings and deposits and higher volumes. The increase in net interest income in 2017 was also due to higher yields and volumes on loans and investment securities, partially offset by an increase in the volume of and average rate paid on deposits and borrowings. NIM was 2.96%, 3.04%, and 2.93% for the years ended December 31, 2018, 2017, and 2016, respectively.
The following table presents the composition of the Company’s NIM on a FTE basis for the years ended December 31, 2018, 2017, and 2016; however, the discussion following these tables reflects non-FTE data.

	Year Ended December 31,
	Average Balance			Interest Income/ Expense			Average Yield/ Rate
AVERAGE BALANCE SHEET:	2018	2017	2016	2018	2017	2016	2018	2017	2016
AVERAGE ASSETS	(In thousands)
Interest-earning assets:
Cash and investments (1):
Taxable investment securities	$325,159	$363,760	$373,937	$6,007	$6,393	$6,230	1.85%	1.76%	1.67%
Non-taxable investment securities (2)	298,450	296,117	270,320	8,984	10,187	8,850	3.01%	3.44%	3.27%
Mortgage-backed securities	561,929	641,157	615,873	12,091	13,391	12,416	2.15%	2.09%	2.02%
Short-term investments and other	164,712	170,017	152,616	5,187	3,325	1,890	3.15%	1.96%	1.24%
Total cash and investments	1,350,250	1,471,051	1,412,746	32,269	33,296	29,386	2.39%	2.26%	2.08%
Loans: (3)
Commercial and industrial (2)	983,699	981,822	1,081,658	38,607	38,680	43,250	3.92%	3.94%	4.00%
Commercial real estate (2)	2,449,039	2,358,658	1,964,544	112,516	102,030	80,369	4.59%	4.33%	4.09%
Construction and land (2)	181,315	119,530	134,651	8,791	5,604	5,385	4.85%	4.69%	4.00%
Residential	2,806,046	2,533,437	2,284,478	92,893	80,236	70,553	3.31%	3.17%	3.09%
Home equity	94,823	109,815	120,878	4,320	4,376	4,310	4.56%	3.99%	3.57%
Consumer and other	167,139	188,122	176,683	6,561	5,989	4,516	3.92%	3.18%	2.56%
Total loans	6,682,061	6,291,384	5,762,892	263,688	236,915	208,383	3.95%	3.77%	3.62%
Total earning assets	8,032,311	7,762,435	7,175,638	295,957	270,211	237,769	3.68%	3.48%	3.31%
Less: Allowance for loan losses	74,174	77,365	78,368
Cash and due from banks (non-interest bearing)	49,282	42,420	39,669
Other assets	402,821	440,268	430,972
TOTAL AVERAGE ASSETS	$8,410,240	$8,167,758	$7,567,911
AVERAGE LIABILITIES, RNCI, AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits (4):
Savings and NOW	$694,674	$688,453	$629,958	$1,197	$669	$526	0.17%	0.10%	0.08%
Money market	3,202,616	3,156,305	2,960,702	27,469	13,799	11,422	0.86%	0.44%	0.39%
Certificates of deposits	714,827	653,486	565,274	11,180	6,416	4,623	1.56%	0.98%	0.82%
Total interest-bearing deposits	4,612,117	4,498,244	4,155,934	39,846	20,884	16,571	0.86%	0.46%	0.40%
Junior subordinated debentures	106,363	106,363	106,363	3,925	2,919	2,427	3.69%	2.71%	2.28%
FHLB borrowings and other	795,050	723,672	652,998	14,567	10,206	8,203	1.83%	1.41%	1.26%
Total interest-bearing liabilities	5,513,530	5,328,279	4,915,295	58,338	34,009	27,201	1.06%	0.64%	0.55%
Noninterest bearing demand deposits (4)	1,984,660	1,901,510	1,736,637
Payables and other liabilities	137,323	118,904	126,039
Total average liabilities	7,635,513	7,348,693	6,777,971
Redeemable noncontrolling interests	14,859	21,309	20,323
Average shareholders’ equity	759,868	797,756	769,617
TOTAL AVERAGE LIABILITIES, RNCI, AND SHAREHOLDERS’ EQUITY	$8,410,240	$8,167,758	$7,567,911
Net interest income - on a FTE basis				$237,619	$236,202	$210,568
FTE adjustment (2)				3,053	11,516	10,130
Net interest income (GAAP basis)				$234,566	$224,686	$200,438
Interest rate spread							2.62%	2.84%	2.76%
Net interest margin							2.96%	3.04%	2.93%
________________________

(1)	Investment securities are shown in the average balance sheet at amortized cost.

(2)	Interest income on non-taxable investments and loans is presented on a FTE basis using statutory rates. The discussion following these tables reflects non-FTE data, except where noted.

(3)	Average loans include loans held for sale and nonaccrual loans.

(4)	Includes deposits held for sale, if any.

Rate-Volume Analysis
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

	2018 vs. 2017			2017 vs. 2016
	Change Due To			Change Due To
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Interest income on interest-earning assets:
Cash and investments (1)	$3,206	$(2,558)	$648	$2,326	$1,115	$3,441
Loans:
Commercial and industrial (1)	4,293	64	4,357	591	(3,411)	(2,820)
Commercial real estate (1)	8,972	3,901	12,873	2,521	16,504	19,025
Construction and land (1)	188	2,970	3,158	833	(645)	188
Residential	3,748	8,909	12,657	1,835	7,848	9,683
Home equity	583	(639)	(56)	481	(415)	66
Consumer and other	1,290	(718)	572	1,166	307	1,473
Total interest and dividend income	22,280	11,929	34,209	9,753	21,303	31,056
Interest expense on interest-bearing liabilities:
Deposits:
Savings and NOW	521	7	528	95	49	144
Money market	13,465	205	13,670	1,589	788	2,377
Certificates of deposit	4,113	651	4,764	1,008	785	1,793
Junior subordinated debentures	1,006	—	1,006	492	—	492
FHLB borrowings and other	3,280	1,081	4,361	1,063	939	2,002
Total interest expense	22,385	1,944	24,329	4,247	2,561	6,808
Net interest income	$(105)	$9,985	$9,880	$5,506	$18,742	$24,248
____________

(1)	Interest income on non-taxable investments and loans is presented on a non-FTE basis in this rate-volume table. The discussion following this table also reflects non-FTE data, except where noted.
Net Interest Income. Net interest income increased 4% from 2017 to 2018, after increasing 12% from 2016 to 2017. The increase in net interest income in 2018 was primarily driven by increased yields and volumes on loans and investment securities, partially offset by an increase in rates paid on borrowings and deposits and higher volumes. The increase in net interest income in 2017 was also due to higher yields and volumes on loans and investment securities, partially offset by an increase in the volume of and average rate paid on deposits and borrowings. These changes are discussed in more detail below.
The Company’s net interest margin, on a FTE basis, decreased 8 basis points to 2.96% in 2018 from 3.04% in 2017, after increasing 11 basis points in 2017 from 2.93% in 2016. The decrease in the Company’s net interest margin in 2018 was driven primarily by a lower FTE adjustment due to the lower federal corporate income tax rate as a result of the Tax Act, and the increased cost of all deposits and borrowings as market interest rates rose throughout the year, partially offset by higher yields on the loan portfolio as rates rose and interest recoveries on previously nonaccrual loans. The increase in the Company’s net interest margin in 2017 was primarily driven by the higher yields on investments and loans, partially offset by higher interest rates paid on deposits and borrowings.
Total interest and dividend income. Total interest and dividend income for the year ended December 31, 2018 was $292.9 million, an increase of $34.2 million, or 13%, compared to 2017, after an increase of $31.1 million, or 14%, in 2017 from 2016. The 2018 increase was primarily driven by higher yields on investments and loans as interest rates rose throughout the year and higher volume of loans, partially offset by lower volume of cash and investments. The 2017 increase was primarily driven by higher volume of loans, specifically commercial real estate and residential mortgages, and higher rates.

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
Interest income on commercial and industrial loans (including other commercial loans and commercial tax-exempt loans), on a non-FTE basis, for the year ended December 31, 2018 was $38.0 million, an increase of $4.4 million, or 13%, compared to 2017, after a decrease of $2.8 million, or 8%, in 2017 from 2016. The 2018 increase was primarily driven by a 44 basis point increase in average yield and the average balance remaining flat. The 2017 decrease was primarily the result of a 9% decrease in average balance, partially offset by a six basis point increase in average yield. The 2018 and 2017 changes in the average yield were primarily driven by increases to the benchmark interest rates to which the variable rate loans are tied. The 2017 decrease in average balance was due to a reclassification of approximately $165.7 million of loans in the Company’s portfolio at December 31, 2016 from commercial and industrial into commercial real estate, partially offset by organic growth.
Interest income on commercial real estate loans, on a non-FTE basis, for the year ended December 31, 2018 was $112.0 million, an increase of $12.9 million, or 13%, compared to 2017, after increasing $19.0 million, or 24%, in 2017 from 2016. The 2018 increase was primarily driven by a 37 basis point increase in average yield and a 4% increase in average balance. The 2017 increase was primarily driven by a 20% increase in average balance and a 20 basis point increase in average yield. The 2018 and 2017 changes in the average yield were primarily driven by increases to the benchmark interest rates to which the variable rate loans are tied. The 2018 increase in average balances was primarily driven by organic growth in all regions, while the 2017 increase in average balance was primarily driven by organic growth and a reclassification of approximately $165.7 million of loans in the Company’s portfolio at December 31, 2016 from commercial and industrial into commercial real estate.
Interest income on construction and land loans, on a non-FTE basis, for the year ended December 31, 2018 was $8.8 million, an increase of $3.2 million, or 57%, compared to 2017, after increasing $0.2 million or 3% in 2017 from 2016. The 2018 increase was primarily driven by a 52% increase in average balance and a 15 basis point increase in average yield. The 2017 increase was primarily driven by a 66 basis point increase in average yield, partially offset by an 11% decrease in average balance. The 2018 and 2017 fluctuations in average balances were primarily driven by organic fluctuations in the portfolio which show as large percentage changes given the relative size of the total loan balance.
Interest income on residential mortgage loans for the year ended December 31, 2018 was $92.9 million, an increase of $12.7 million, or 16%, compared to 2017, after also increasing $9.7 million, or 14%, in 2017 from 2016. The 2018 increase was primarily driven by an 11% increase in average balance and a 14 basis point increase in average yield. The 2017 increase was primarily the result of an 11% increase in average balance and an eight basis point increase in average yield. The 2018 and 2017 increases in the average balances were primarily driven by organic growth of the residential loan portfolio, specifically in the New England and Southern California markets. The 2018 and 2017 changes in the average yield were primarily driven by new loans being originated at higher interest rates and increases to the benchmark interest rates to which the variable rate loans are tied.
Interest income on home equity loans for the year ended December 31, 2018 was $4.3 million, a decrease of $0.1 million, or 1%, compared to 2017, after increasing $0.1 million, or 2%, in 2017 from 2016. The 2018 decrease was primarily driven by a 14% decrease in average balance, partially offset by a 57 basis point increase in average yield. The 2017 increase was primarily the result of a 42 basis point increase in average yield, partially offset by a 9% decrease in average balance. The 2018 and 2017 changes in the average yield were primarily driven by increases to the benchmark interest rates to which the variable rate loans are tied. The 2018 and 2017 changes in average balances were primarily due to changes in client demand as the loans are lines of credit.
Interest income on other consumer loans for the year ended December 31, 2018 was $6.6 million, an increase of $0.6 million, or 10%, compared to 2017, after increasing $1.5 million, or 33%, in 2017 from 2016. The 2018 increase was primarily the result of a 74 basis point increase in average yield, partially offset by an 11% decrease in average balance. The 2017 increase was primarily the result of a 62 basis point increase in average yield and a 6% increase in average balance. The 2018 and 2017 increases in average yield were primarily driven by the increases in the Prime rate. The 2018 and 2017 increases in average balances were primarily due to changes in client demand.
Investment income, on a non-FTE basis, for the year ended December 31, 2018 was $30.4 million, an increase of $0.6 million, or 2%, compared to 2017, after increasing $3.4 million, or 13%, in 2017 from 2016. The 2018 increase was the result of a 23 basis point increase in the average yield, partially offset by an 8% decrease in average balance. The 2017 increase was the result of a 16 basis point increase in the average yield and a 4% increase in average balance. The changes in the average yields in 2018 and 2017 were primarily driven by increases in the federal discount rate and higher dividends paid on FHLB stock. The decrease in cash and investments average balances in 2018 was primarily driven by the use of investment and other cash flows to fund loan growth instead of reinvesting in additional investment securities in response to a flattening yield curve.
Total interest expense. Total interest expense on deposits and borrowings for the year ended December 31, 2018 was $58.3 million, an increase of $24.3 million, or 72%, compared to 2017, after increasing $6.8 million, or 25%, in 2017 from 2016.
Interest expense on deposits for the year ended December 31, 2018 was $39.8 million, an increase of $19.0 million, or 91%, compared to 2017, after increasing $4.3 million, or 26%, in 2017 from 2016. The 2018 increase was primarily driven by a 40 basis point increase in average rate paid on deposits and a 3% increase in the average balance of total deposits. The 2017 increase was primarily the result of a six basis point increase in average rate paid on deposits and an 8% increase in the average balance of deposits. The increase in rates in 2018 and 2017 impacted all deposit types, specifically money market deposits and certificates of deposits, and was primarily driven by increases to market interest rates. The increase in 2018 average balances was driven by increases to all deposit types and the 2017 increase in average deposits was driven primarily by increases to money market deposits and certificate of deposit accounts.
Interest paid on borrowings for the year ended December 31, 2018 was $18.5 million, an increase of $5.4 million, or 41%, compared to 2017, after increasing $2.5 million, or 23%, in 2017 from 2016. The 2018 increase was primarily the result of a 42 basis point increase in average rate paid on FHLB borrowings and a 95 basis point increase in the average rate paid on junior subordinated debentures, as well as a 10% increase in average balance of FHLB borrowings and other. The average rate paid on FHLB borrowings is affected by both the yield and the structure or term of the borrowing. The 2017 increase was primarily the result of a 15 basis point increase in average rate paid on FHLB borrowings and other, and a 43 basis point increase in the average rate paid on junior subordinated debentures, as well as an 11% increase in average balance of FHLB borrowings. The 2018 and 2017 increases in average rates paid were the result of increases in market interest rates.

Discussion of Noninterest Condensed Consolidated Statement of Operations
Provision/ (credit) for loan losses. For the year ended December 31, 2018, the provision/ (credit) for loan losses was a credit of $2.2 million, compared to credits of $7.7 million and $6.9 million in 2017 and 2016, respectively. The 2018 credit to the provision for loan losses was primarily driven by net recoveries, an improvement in loss factors, and a decrease in criticized loans, partially offset by loan growth and the composition of the loan portfolio. The 2017 credit to the provision for loan losses was primarily due to net recoveries and an improvement in loss factors, partially offset by an increase in criticized loans and commercial and residential loan growth.
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
Total fees and other income. For the year ended December 31, 2018, total fees and other income was $150.0 million, a decrease of $4.0 million, or 3%, compared to 2017, after a decrease of $4.8 million, or 3%, from 2016 to 2017. The 2018 decrease is primarily driven by the impact of the sales of Anchor and BOS decreasing investment management fees and wealth advisory fees, partially offset by the $18.1 million gain on the sale of BOS in 2018 compared to the $1.3 million loss on the sale of Anchor in 2017. The 2017 decrease is primarily driven by the 2017 loss on sale of Anchor, versus the 2016 gain on sale of offices, and decreases in other banking fee income and other, partially offset by increases in wealth management and trust, investment management, and wealth advisory fee income.
Investment management fees income for the year ended December 31, 2018 was $21.7 million, a decrease of $23.8 million, or 52%, compared to 2017, after an increase of $1.1 million, or 2%, from 2016 to 2017. The decrease in revenue in 2018 is primarily driven by the sale of Anchor in the second quarter of 2018 and the absence of performance fees in 2018 at DGHM compared to $0.9 million of performance fees in 2017.
Wealth advisory fees income for the year ended December 31, 2018 was $53.3 million, an increase of $0.8 million, or 1%, compared to 2017, after an increase of $2.0 million or 4% from 2017 as compared to 2016. The increase in income in 2018 is primarily driven by higher levels of business throughout the year, partially offset by the sale of BOS in late 2018.

AUM excluding Anchor and BOS in the Affiliate Partners segment that drives the investment management fees income and wealth advisory fees income as of December 31, 2018 was $8.3 billion, a decrease of $0.6 billion, or 7%, compared to December 31, 2017. The decrease in 2018 is primarily driven by unfavorable market returns of $0.5 billion and net outflows of $0.1 billion during the year.
Wealth management and trust fees income for the year ended December 31, 2018 was $46.5 million, an increase of $1.1 million, or 3%, after an increase of $1.4 million, or 3%, from 2016 to 2017. AUM in the Wealth Management and Trust segment decreased $0.3 billion, or 3%, to $7.6 billion at December 31, 2018 from $7.9 billion at December 31, 2017. The AUM decrease in 2018 was the result of unfavorable market returns of $0.5 billion, partially offset by net inflows of $0.2 billion. Wealth management and trust fees are typically calculated based on a percentage of AUM, so the increase in fee income for the year was driven by AUM that was higher on average throughout 2018 before unfavorable market returns reduced the AUM as of December 31, 2018.
Gain/ (loss) on sale of affiliates or offices for the year ended December 31, 2018 was a gain of $18.1 million, compared to a loss of $1.3 million in 2017. As discussed above, the gain of $18.1 million in 2018 relates to the sale of BOS and the loss off $1.3 million in 2017 relates to the sale of Anchor.
Other revenue for the year ended December 31, 2018 was $0.9 million, a decrease of $1.2 million, or 59%, compared to 2017, after a decrease of $1.3 million from 2016 to 2017. The decrease in 2018 was primarily driven by a decrease in the value of the rabbi trust securities related to the Company's deferred compensation plan and decreases in the market value adjustments on derivatives. The decrease in 2017 was primarily driven by the decrease in the market value adjustments on derivatives, partially offset by an increase in the value of the rabbi trust securities related to the Company's deferred compensation plan.
Total operating expense. Total operating expense for the year ended December 31, 2018 was $267.4 million, a decrease of $32.6 million, or 11%, compared to 2017, after an increase of $35.0 million, or 13%, from 2016 to 2017. Included in operating expense were a restructuring expense of $7.8 million in 2018 and a goodwill impairment charge of $24.9 million in 2017. Excluding the goodwill impairment and the restructuring expenses, operating expense for the year ended December 31, 2018 decreased $15.5 million, or 6%, compared to 2017, after increasing $21.6 million, or 9%, from 2016 to 2017. The decrease in 2018 was primarily driven by the impact of the sales of Anchor and BOS.
Salaries and employee benefits expense, the largest component of operating expense, for the year ended December 31, 2018 was $161.5 million, a decrease of $17.0 million, or 10%, compared to 2017, after an increase of $13.8 million, or 8%, from 2016 to 2017. The decrease in 2018 was driven primarily by the impact of the sale of Anchor, lower performance based compensation, and the impact of the Company's formal restructuring plan announced in 2018. The increase in 2017 was primarily driven by higher variable and performance based compensation, commissions and sales incentives, and stock compensation.
Occupancy and equipment expense for the year ended December 31, 2018 was $32.1 million, an increase of $2.0 million, or 6%, compared to 2017, after an increase of $2.2 million, or 8%, from 2016 to 2017. The increases in 2018 and 2017 were due to the increases in rent expense related to new office locations as well as leasehold improvements related to office upgrades and new offices.
Professional services expense for the year ended December 31, 2018 was $13.2 million, a decrease of $0.6 million, or 4%, compared to the same period in 2017 after an increase of $2.2 million, or 19%, from 2016 to 2017. The 2018 decrease was primarily driven by a reduction in recruitment expense and legal expense. The 2017 increase was primarily driven by higher consulting and recruiting fees at the Bank, partially offset by lower loan workout fees.
Marketing and business development expense for the year ended December 31, 2018 was $7.6 million a decrease of $0.1 million, or 2%, compared to the same period in 2017 after an increase of $0.1 million, or 2%, from 2016 to 2017. The 2018 and 2017 changes were primarily driven by general Company strategy and marketing campaigns.
Information systems expense consists of contract servicing, computer hardware and software charges, and technology service agreements. Information systems expense for the year ended December 31, 2018 was $25.2 million, an increase of $3.4 million, or 16%, compared to 2017, after an increase of $2.6 million, or 13%, from 2016 to 2017. The increase in 2018 was related to higher software depreciation, technology service, and telecommunications costs as compared to 2017 and 2016 related to an initiative that the Company entered into in 2017 to upgrade its information technology.
The Company did not record a goodwill impairment charge for the year ended December 31, 2018, but did record a charge of $24.9 million in 2017 related to goodwill impairment taken at Anchor and a charge of $9.5 million in 2016 related to goodwill impairment taken at Boston Private Wealth. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 8: Goodwill and Other Intangible Assets” for a discussion of the annual goodwill impairment testing and results.
FDIC insurance expense for the year ended December 31, 2018 was $2.9 million a decrease of $0.1 million, or 4%, compared to the same period in 2017 after a decrease of $0.5 million, or 15%, from 2016 to 2017. The 2018 and 2017 decreases were primarily driven by a decrease in the FDIC insurance rate, partially offset by an increase in total asset size. In January 2019, the Bank received notification from the FDIC that it will be eligible for small bank assessment credits of $2.0 million because the DIF ratio reached 1.36% in September 2018. The FDIC will apply the credits to the Bank's quarterly insurance assessment when the DIF fund is at or above 1.38%. As of December 31, 2018, the DIF reserve ratio was 1.36%. Therefore, the Bank will not receive a credit for their fourth quarter 2018 assessment. The FDIC is planning to announce the March 31, 2019 ratio in May 2019. The Bank will not know whether it will receive a credit for its first quarter 2019 assessment until the second quarter of 2019.
The Company incurred $7.8 million restructuring expense in the year ended December 31, 2018 as part of an efficiency program guided by a focus on improving operating efficiency and sustained earnings enhancement. There were no restructuring expense charges incurred in 2017, while $2.0 million of expense was incurred in 2016 related to refining the management structure within the Wealth Management and Trust segment. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 2: Restructuring” for further detail.
Other expense for the year ended December 31, 2018 was $14.2 million, a decrease of $0.3 million, or 2%, compared to 2017, after increasing $2.0 million, or 16% from 2016 to 2017. The 2018 decrease was primarily driven by lower operational losses and employee travel expense. The 2016 increase was primarily driven by higher operational losses at the Bank, a lower provision credit for off balance sheet exposure at the Bank, and higher employee travel expenses.
Income Tax Expense. Income tax expense for continuing operations for the year ended December 31, 2018 was $37.5 million. The effective tax rate for continuing operations for the year ended December 31, 2018 was 31.4%, compared to effective tax rates of 53.5% and 30.6% in 2017 and 2016, respectively. The effective tax rate for 2018 was lower than 2017 primarily due to the impact of the Tax Act that was enacted on December 22, 2017 as well as the related reduction of the federal corporate tax rate from 35% to 21% effective January 1, 2018, partially offset by the income tax expense related to the Anchor transaction closing in 2018. The 2017 effective tax rate included the expense related to the re-measurement of the Company’s deferred tax assets and liabilities at the lower federal corporate tax rate of 21% and the impairment of nondeductible goodwill. The effective tax rate in 2017 was higher than 2016 primarily due to the aforementioned impact of the Tax Act. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 17: Income Taxes” for further detail.
Net Income from discontinued operations. Net income from discontinued operations for the year ended December 31, 2018, was $2.0 million, a decrease of $2.9 million, or 59%, compared to 2017, after a decrease of $0.7 million, or 12%, from 2016 to 2017. The Company received the final quarterly payment from a revenue sharing agreement from Westfield in the first quarter of 2018. When the Company filed its 2017 Federal tax return in the fourth quarter of 2018 there was also an adjustment to deferred taxes related to the Westfield revenue share which resulted in an additional tax credit which was recorded to discontinued operations in the fourth quarter of 2018.

Financial Condition

Condensed Consolidated Balance Sheets and Discussion

	December 31,		$ Change	% Change
	2018	2017
	(In thousands)
Assets:
Total cash and investments	$1,255,253	$1,425,418	$(170,165)	(12)%
Loans held for sale	2,812	4,697	(1,885)	(40)%
Total loans	6,893,158	6,505,028	388,130	6%
Less: allowance for loan losses	75,312	74,742	570	1%
Net loans	6,817,846	6,430,286	387,560	6%
Goodwill and intangible assets, net	69,834	91,681	(21,847)	(24)%
Other assets	348,880	359,662	(10,782)	(3)%
Total assets	$8,494,625	$8,311,744	$182,881	2%
Liabilities and Equity:
Deposits	$6,781,170	$6,510,246	$270,924	4%
Total borrowings	813,435	862,213	(48,778)	(6)%
Other liabilities	143,540	135,880	7,660	6%
Total liabilities	7,738,145	7,508,339	229,806	3%
Redeemable noncontrolling interests	2,526	17,461	(14,935)	(86)%
Total shareholders’ equity	753,954	785,944	(31,990)	(4)%
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$8,494,625	$8,311,744	$182,881	2%
Total assets. Total assets increased $0.2 billion to $8.5 billion at December 31, 2018 from $8.3 billion at December 31, 2017. This increase was due primarily to the increase in loans partially offset by a decrease in total cash and investments.
Cash and investments. Total cash and investments (consisting of cash and cash equivalents, investment securities available-for-sale, investment securities held-to-maturity, equity securities at fair value, and stock in the FHLB and Federal Reserve Bank) decreased $170.2 million, or 12%, to $1.3 billion, or 15% of total assets at December 31, 2018 from $1.4 billion, or 17% of total assets at December 31, 2017. The decrease was driven primarily by a $162.0 million, or 14%, decrease in available-for-sale securities, the $4.1 million, or 6%, decrease in held-to-maturity securities, and the $10.7 million, or 18%, decrease in stock in the FHLB and Federal Reserve Bank, partially offset by the $6.7 million, or 6%, increase in cash and cash equivalents. The decrease in cash and investments was primarily due to the use of investment and other cash flows to pay down borrowings and fund total loan growth in response to a flattening yield curve.
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
Investment maturities, calls, principal payments, and sales, net of the purchase of investment securities generated $138.0 million of cash during the year ended December 31, 2018, compared to $108.0 million of cash generated from investment securities for the year ended December 31, 2017. Proceeds from investment securities are generally used to fund a portion of loan growth, pay down borrowings or purchase new investments. The timing of sales and reinvestments is based on various factors, including management’s evaluation of interest rate trends, credit risk, and the Company’s liquidity. The Company’s available-for-sale investment portfolio carried a total of $2.4 million of unrealized gains and $27.1 million of unrealized losses at December 31, 2018, compared to $5.1 million of unrealized gains and $17.2 million of unrealized losses at December 31, 2017. For information regarding the weighted average yield and maturity of investments, see Part II. Item 8. “Financial Statements and Supplementary Data - Note 4: Investment Securities.”
No impairment losses were recognized through earnings related to investment securities during the years ended December 31, 2018 and 2017. The amount of investment securities in an unrealized loss position greater than 12 months, as well as the total amount of unrealized losses, was primarily due to changes in interest rates since the securities were purchased and not due to credit quality or other risk factors.

The Company had no intent to sell any securities in an unrealized loss position at December 31, 2018, and it was not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized losses.
The following table summarizes the Company’s carrying value of available-for-sale investments, held-to-maturity investments, and equity securities at the dates indicated:

	December 31,
	2018	2017
	(In thousands)
Available-for-sale securities at fair value:
U.S. government and agencies	$29,114	$34,299
Government-sponsored entities	207,703	302,501
Municipal bonds	308,959	303,058
Mortgage-backed securities (1)	448,289	509,676
Total available-for-sale	$994,065	$1,149,534

Held-to-maturity securities at amortized cost:
U.S. government and agencies	$9,898	$—
Mortgage-backed securities (1)	60,540	74,576
Total	$70,438	$74,576

Equity securities at fair value:
Money market mutual funds	$14,228	$20,794
Total	$14,228	$20,794
______________________

(1)	All mortgage-backed securities are guaranteed by U.S. government agencies or government-sponsored entities.
Loans held for sale. Loans held for sale decreased $1.9 million, or 40%, to $2.8 million at December 31, 2018 from $4.7 million at December 31, 2017. The balance of loans held for sale relates to the timing and volume of residential loans originated for sale and the ultimate sale transaction which is typically executed within a short period of time following the loan origination.
Goodwill and intangible assets, net. Goodwill and intangible assets decreased $21.8 million, or 24%, to $69.8 million at December 31, 2018 from $91.7 million at December 31, 2017. The decrease was driven by the sale of BOS where $18.0 million of goodwill was eliminated as part of the sale, and $2.9 million of amortization of intangible assets. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 8: Goodwill and Other Intangible Assets” for a discussion of the annual goodwill impairment testing and resulting impairment of goodwill.
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
Management performed its annual goodwill and indefinite-lived intangible asset impairment testing during the fourth quarters of 2018 and 2017 for applicable reporting units. Based on the qualitative assessment, the estimated fair value of KLS and Boston Private Wealth each exceeded their carrying value in 2018. For information regarding the 2018 goodwill impairment testing, see Part II. Item 8. “Financial Statements and Supplementary Data - Note 8: Goodwill and Other Intangible Assets.”

The 2017 goodwill impairment testing resulted in a $24.9 million goodwill impairment charge at Anchor as a result of a fair value of $56.6 million compared to a carrying value of $81.5 million. The decline in fair value and the related goodwill impairment was related to the fair market terms in the proposed Anchor purchase and sale agreement. Due to the terms of the transaction that were required for a mutual agreement, the fair value obtained related to the sale transaction was substantially below the carrying value. The fair value was based on the terms of the sale transaction. As a result of the goodwill impairment charge of $24.9 million, the carrying value of goodwill at Anchor was reduced to $42.1 million. This reduced carrying value of $42.1 million, along with the other assets and liabilities of Anchor, were classified as held for sale at December 31, 2017 and are included within other assets and other liabilities, respectively, on the Company’s consolidated balance sheet.
Other assets. Other assets, consisting of OREO, if any, premises and equipment, net, fees receivable, accrued interest receivable, deferred income taxes, net, and other assets, which includes assets held for sale at December 31, 2017, decreased $10.8 million, or 3%, to $348.9 million at December 31, 2018, compared to $359.7 million at December 31, 2017.
There was one OREO property with a value of $0.4 million held at December 31, 2018, compared to no properties held at December 31, 2017. In 2017, one property held at December 31, 2016 was sold for a loss of less than $0.1 million in the first quarter of 2017.
Deferred income taxes, net, decreased $2.4 million, or 8%, to $26.6 million at December 31, 2018 from $29.0 million at December 31, 2017. The decrease was primarily due to deferred tax liabilities established in connection with future contingent payments from the sale of Anchor and BOS. At December 31, 2018, no valuation allowance on the net deferred tax asset was required due primarily to the ability to generate future taxable income. The Company does not have any capital losses in excess of capital gains as of December 31, 2018.
Other assets, which consist primarily of Bank-owned life insurance ("BOLI"), assets held for sale at December 31, 2017, prepaid expenses, investment in partnerships, interest rate derivatives, and other receivables, decreased $12.6 million, or 5%, to $247.0 million at December 31, 2018 from $259.5 million at December 31, 2017. The decrease was primarily due to the completion of the sale of Anchor in April 2018 whose $58.8 million of assets where classified as held for sale at December 31, 2017, partially offset by an increase of $28.7 million in accounts receivable related to the estimated future payments from the sales of Anchor and BOS.
As required by recent FASB updates under Topic 842, the Company will be required to recognize leases on-balance sheet and disclose key information about leasing arrangements beginning on January 1, 2019. The new standard establishes a right-of-use model ("ROU") that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. On adoption, the Company recognized approximately $117 million of ROU assets which will be in other assets going forward. For more information on the expected impact of the adoption of this standard, see Part II. Item 8. “Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies.”
Deposits. Deposits increased $0.3 billion, or 4%, to $6.8 billion, at December 31, 2018 from $6.5 billion at December 31, 2017. Deposits are the principal source of the Bank’s funds for use in lending, investments, and liquidity. Certificates of deposits represented approximately 11% and 10% of total deposits at December 31, 2018 and December 31, 2017, respectively. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 10: Deposits” for further information.
The following table summarizes the average balances and interest rates paid on the Bank’s deposits:

	Year ended December 31, 2018
	Average Balance	Weighted Average Rate
	(In thousands)
Noninterest-bearing deposits:
Checking accounts	$1,984,660	—%
Interest bearing deposits:
Savings and NOW	694,674	0.17%
Money market	3,202,616	0.86%
Certificates of deposit	714,827	1.56%
Total interest bearing deposits	$4,612,117	0.86%
Total deposits	$6,596,777	0.60%

Certificates of deposit in denominations of $100,000 or greater had the following schedule of maturities:

	December 31,
	2018	2017
	(In thousands)
Less than 3 months remaining	$139,954	$116,796
3 to 6 months remaining	144,630	99,629
6 to 12 months remaining	183,486	109,261
More than 12 months remaining	56,532	70,693
Total	$524,602	$396,379
Borrowings. Total borrowings, which consists primarily of securities sold under agreements to repurchase, federal funds purchased, FHLB borrowings, and junior subordinated debentures decreased $48.8 million, or 6%, to $0.8 billion at December 31, 2018 from $0.9 billion at December 31, 2017. The decrease was primarily driven by the use of investment and other cash flows to pay down borrowings and fund loan growth in response to a flattening yield curve.
Repurchase agreements increased $4.8 million, or 15%, to $36.9 million at December 31, 2018 from $32.2 million at December 31, 2017. Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature.
From time to time, the Company purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. At December 31, 2018, the Company had $250.0 million outstanding in federal funds purchased, an increase of $220.0 million, or 733%, from $30.0 million at December 31, 2017.
FHLB borrowings decreased $273.5 million, or 39%, to $420.1 million at December 31, 2018 from $693.7 million at December 31, 2017. FHLB borrowings are generally used to provide additional funding for loan growth when the rate of loan growth exceeds deposit growth and to manage interest rate risk, but can also be used as an additional source of liquidity for the Bank.
Other liabilities. Other liabilities, which consist primarily of accrued interest, liabilities held for sale, if any, accrued bonus, interest rate derivatives, and other accrued expenses increased $7.7 million, or 6%, to $143.5 million at December 31, 2018 from $135.9 million at December 31, 2017. The increase was primarily due to an increase in the value of back to back swap derivatives and accrued employee severance.
Redeemable noncontrolling interests. Redeemable noncontrolling interests decreased $14.9 million, or 86%, to $2.5 million at December 31, 2018 from $17.5 million at December 31, 2017. The decrease was primarily due to the sale of BOS.

Loan Portfolio and Credit Quality
Loans. Total portfolio loans increased $388.1 million, or 6%, to $6.9 billion, or 78% of total assets, at December 31, 2018, from $6.5 billion, or 78% of total assets, at December 31, 2017. The following table presents a summary of the loan portfolio based on the portfolio segment and changes in balances as of the dates indicated:

	December 31, 2018	December 31, 2017	$ Change	% Change
	(In thousands)
Commercial and industrial	$623,037	$520,992	$102,045	20%
Commercial tax-exempt	451,671	418,698	32,973	8%
Total commercial and industrial	1,074,708	939,690	135,018	14%
Commercial real estate	2,395,692	2,440,220	(44,528)	(2)%
Construction and land	240,306	164,990	75,316	46%
Residential	2,948,973	2,682,533	266,440	10%
Home equity	90,421	99,958	(9,537)	(10)%
Consumer and other	143,058	177,637	(34,579)	(19)%
Total loans	$6,893,158	$6,505,028	$388,130	6%
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
The Bank’s loans are affected by the economic and real estate markets in which they are located. Generally, commercial real estate, construction, and land loans are affected more than residential loans in an economic downturn. The ability to grow the loan portfolio is partially related to the Bank's ability to increase deposit levels. If, as a result of general economic conditions, market interest rates, competitive pressures, or otherwise, deposit levels at the Bank decrease relative to its overall banking operations, the Bank may be limited in its ability to grow its loan portfolio or may need to increase higher cost borrowings to fund growth in the loan portfolio.
The Bank’s commercial real estate loan portfolio, the largest portfolio segment after residential, includes loans secured by the following types of collateral as of the dates indicated:

	December 31, 2018	December 31, 2017
	(In thousands)
Multifamily and residential investment	$687,395	$729,792
Retail	635,222	634,843
Office and medical	543,697	543,894
Manufacturing, industrial, and warehouse	193,472	197,950
Hospitality	187,132	148,354
Other	148,774	185,387
Commercial real estate	$2,395,692	$2,440,220

Geographic concentration. The following tables present the Company’s outstanding loan balance concentrations at the dates indicated based on the location of the regional offices to which they are attributed.

	As of December 31, 2018
	New England		San Francisco Bay Area		Southern California		Total
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
Commercial and industrial	$503,201	7%	$43,702	1%	$76,134	1%	$623,037	9%
Commercial tax-exempt	344,079	5%	96,387	2%	11,205	—%	451,671	7%
Commercial real estate	1,022,061	15%	714,449	10%	659,182	10%	2,395,692	35%
Construction and land	153,929	2%	41,516	—%	44,861	1%	240,306	3%
Residential	1,689,318	25%	559,578	8%	700,077	10%	2,948,973	43%
Home equity	57,617	1%	19,722	—%	13,082	—%	90,421	1%
Consumer and other	120,402	2%	12,663	—%	9,993	—%	143,058	2%
Total loans (1)	$3,890,607	57%	$1,488,017	21%	$1,514,534	22%	$6,893,158	100%

	As of December 31, 2017
	New England		San Francisco Bay Area		Southern California		Total
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
Commercial and industrial	$438,322	7%	$23,311	—%	$59,359	1%	$520,992	8%
Commercial tax-exempt	305,792	5%	101,340	1%	11,566	—%	418,698	6%
Commercial real estate	1,002,092	15%	725,454	11%	712,674	11%	2,440,220	37%
Construction and land	86,874	1%	27,891	1%	50,225	1%	164,990	3%
Residential	1,598,072	24%	512,189	8%	572,272	9%	2,682,533	41%
Home equity	67,435	1%	22,462	1%	10,061	—%	99,958	2%
Consumer and other	149,022	3%	14,707	—%	13,908	—%	177,637	3%
Total loans (1)	$3,647,609	56%	$1,427,354	22%	$1,430,065	22%	$6,505,028	100%
________________________

(1)	Regional percentage totals may not reconcile due to rounding.

Loan Portfolio Composition. The following table presents the outstanding loan balances by class of receivable at the dates indicated and the percent of each category to total loans.

	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
Commercial and industrial	$623,037	9%	$520,992	8%	$611,370	10%	$633,019	11%	$541,087	10%
Commercial tax-exempt	451,671	7%	418,698	6%	398,604	6%	331,767	6%	294,761	6%
Commercial real estate	2,395,692	35%	2,440,220	37%	2,302,244	38%	2,060,903	36%	1,905,640	36%
Construction and land	240,306	3%	164,990	3%	104,839	2%	183,434	3%	125,349	2%
Residential	2,948,973	43%	2,682,533	41%	2,379,861	39%	2,229,540	39%	2,132,095	41%
Home equity	90,421	1%	99,958	2%	118,817	2%	119,828	2%	114,859	2%
Consumer and other	143,058	2%	177,637	3%	198,619	3%	160,721	3%	156,145	3%
Subtotal: Bank loans	6,893,158	100%	6,505,028	100%	6,114,354	100%	5,719,212	100%	5,269,936	100%
Less: Allowance for loan losses	75,312		74,742		78,077		78,500		75,838
Net Bank loans	$6,817,846		$6,430,286		$6,036,277		$5,640,712		$5,194,098
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
Residential Loans. While the Bank has no minimum size for mortgage loans, it concentrates its origination activities in the “Jumbo” segment of the market. This segment consists of loans secured by single-family and one- to four-unit properties in excess of the amount eligible for purchase by the Federal National Mortgage Association, which was $453 thousand at December 31, 2018 for the “General” limit and $680 thousand for single-family properties for the “High-Cost” limit, depending on from which specific geographic region of the Bank’s primary market areas the loan originated. The majority of the Bank’s residential loan portfolio, including jumbo mortgage loans, is ARMs. The ARM loans the Bank originates generally have a fixed interest rate for the first 3 to 10 years and then adjust annually based on a market index such as U.S. Treasury or LIBOR yields. ARM loans may negatively impact the Bank’s interest income when they reprice if yields on U.S. Treasuries or LIBOR are lower than the yields at the time of origination. If rates reset higher, the Bank could see increased delinquencies if clients’ ability to make payments is impacted by the higher payments.
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
The following tables disclose the scheduled contractual maturities of portfolio loans by class of receivable at December 31, 2018. Loans having no stated maturity are reported as due in one year or less. The following tables also set forth the dollar amounts of loans that are scheduled to mature after one year segregated between fixed and adjustable interest rate loans.

	Amounts due:
	One year or less		After one through five years		Beyond five years		Total
	Balance	%	Balance	%	Balance	%	Balance	%
	(In thousands)
Commercial and industrial	$236,077	3%	$174,420	3%	$212,540	3%	$623,037	9%
Commercial tax-exempt	—	—%	17,316	1%	434,355	6%	451,671	7%
Commercial real estate	183,884	3%	969,379	14%	1,242,429	18%	2,395,692	35%
Construction and land	91,261	1%	24,003	—%	125,042	2%	240,306	3%
Residential	—	—%	4,120	—%	2,944,853	43%	2,948,973	43%
Home equity	—	—%	—	—%	90,421	1%	90,421	1%
Consumer and other	140,456	2%	1,293	—%	1,309	—%	143,058	2%
Total loans	$651,678	9%	$1,190,531	18%	$5,050,949	73%	$6,893,158	100%

	Interest rate terms on amounts due after one year:
	Fixed		Adjustable		Total
	Balance	%	Balance	%	Balance	%
	(In thousands)
Commercial and industrial	$161,528	3%	$225,432	4%	$386,960	7%
Commercial tax-exempt	381,429	6%	70,242	1%	451,671	7%
Commercial real estate	952,864	15%	1,258,944	20%	2,211,808	35%
Construction and land	55,621	1%	93,424	1%	149,045	2%
Residential	660,947	11%	2,288,026	37%	2,948,973	48%
Home equity	—	—%	90,421	1%	90,421	1%
Consumer and other	667	—%	1,935	—%	2,602	—%
Total loans	$2,213,056	36%	$4,028,424	64%	$6,241,480	100%
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
The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan and are further subject to competitive pressures, market rates, the availability of funds, and legal and regulatory requirements. At December 31, 2018, approximately 64% of the Bank’s outstanding loans due after one year had interest rates that were either floating or adjustable in nature. See Part II. Item 7A. “Quantitative and Qualitative Disclosures about Market Risk - Interest Rate Sensitivity and Market Risk.”

Allowance for Loan Losses. The following table is an analysis of the Company’s allowances for loan losses for the periods indicated:

	Year ended December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Total loans outstanding	$6,893,158	$6,505,028	$6,114,354	$5,719,212	$5,269,936
Average loans outstanding (1)	6,682,061	6,291,384	5,762,892	5,445,597	5,159,752
Allowance for loan losses, beginning of year	$74,742	$78,077	$78,500	$75,838	$76,371
Charged-off loans:
Commercial and industrial (2)	(709)	(393)	(2,851)	(253)	(717)
Commercial real estate	(135)	—	—	(1,400)	(3,160)
Construction and land	—	—	(400)	—	(1,100)
Residential	(16)	(58)	(605)	(313)	(263)
Home equity	—	—	—	—	—
Consumer and other	(39)	(412)	(93)	(70)	(56)
Total charged-off loans	(899)	(863)	(3,949)	(2,036)	(5,296)
Recoveries on loans previously charged-off:
Commercial and industrial (2)	680	472	3,212	2,471	2,231
Commercial real estate	2,389	4,621	6,040	2,482	3,975
Construction and land	—	25	1,117	1,158	2,581
Residential	429	47	65	141	2,152
Home equity	1	—	—	—	15
Consumer and other	168	32	27	1	209
Total recoveries	3,667	5,197	10,461	6,253	11,163
Net loans (charged-off)/ recoveries	2,768	4,334	6,512	4,217	5,867
Provision/(credit) for loan losses	(2,198)	(7,669)	(6,935)	(1,555)	(6,400)
Allowance for loan losses, end of year	$75,312	$74,742	$78,077	$78,500	$75,838
Net loans charged-off/ (recoveries) to average loans	(0.04)%	(0.07)%	(0.11)%	(0.08)%	(0.11)%
Allowance for loan losses to total loans	1.09%	1.15%	1.28%	1.37%	1.44%
Allowance for loan losses to nonaccrual loans	5.36	5.23	4.51	2.95	1.72
________________________

(1)	Includes loans held for sale.

(2)	Includes both commercial and industrial loans and commercial tax-exempt loans.
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

The following table represents the allocation of the Bank’s allowance for loan losses and the percent of loans in each category to total loans as of the dates indicated:

	December 31,
	2018		2017		2016		2015		2014
	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
	(In thousands)
Loan category:
Total commercial and industrial (2)	$15,912	16%	$11,735	13%	$12,751	16%	$15,814	17%	$14,114	18%
Commercial real estate	41,934	35%	46,820	38%	50,412	38%	44,215	36%	43,854	34%
Construction and land	6,022	3%	4,949	3%	3,039	2%	6,322	3%	4,041	2%
Residential	10,026	43%	9,773	41%	10,449	39%	10,544	39%	10,374	41%
Home equity	1,284	1%	835	2%	1,035	2%	1,085	2%	1,003	2%
Consumer and other	134	2%	630	3%	391	3%	520	3%	382	3%
Unallocated (3)	—	—%	—	—%	—	—%	—	—%	2,070	—%
Total allowance for loan losses	$75,312	100%	$74,742	100%	$78,077	100%	$78,500	100%	$75,838	100%
_________________

(1)	Percent refers to the amount of loans in each category as a percent of total loans.

(2)	Includes both commercial and industrial loans and commercial tax-exempt loans.

(3)
As of December 31, 2015, the unallocated reserve was allocated to the qualitative factors as part of the general reserves (ASC 450). The allocation had no effect on the 2015 provision/ (credit) for loan losses.

The allowance for loan losses increased $0.6 million to $75.3 million at December 31, 2018, from $74.7 million at December 31, 2017. The increase in the balance in the allowance for loan losses was due to the following factors: the growth and mix in the loan portfolio ($3.9 million) and the impact of impaired loans ($0.6 million), partially offset by a decline in loss factors ($2.7 million) and the net change in criticized loans ($1.2 million). The allowance for loan losses as a percentage of total loans was 1.09% and 1.15% at December 31, 2018 and December 31, 2017, respectively. The decrease in the allowance for loan losses as a percentage of total loans from December 31, 2017 to December 31, 2018 was driven primarily by the decline in loss factors and the net change in criticized loans partially offset by the composition of the loan portfolio.
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

	For the year ended December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Net loans (charged-off)/ recoveries:
New England	$(226)	$1,839	$1,954	$(502)	$(1,686)
San Francisco Bay Area	2,668	3,161	4,693	4,217	3,671
Southern California	326	(666)	(135)	502	3,882
Total net loans (charged-off)/ recoveries	$2,768	$4,334	$6,512	$4,217	$5,867
Nonperforming assets. The Company’s nonperforming assets include nonaccrual loans and OREO, if any. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of deeds in lieu of foreclosure. As of December 31, 2018, nonperforming assets totaled $14.5 million, or 0.17% of total assets, an increase of $0.2 million, or 1.4%, compared to $14.3 million, or 0.17% of total assets, as of December 31, 2017.

The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest in accordance with the contractual terms of the loan agreement is in doubt. Despite a loan having a current payment status, if the Bank has reason to believe it may not collect all principal and interest on the loan in accordance with the related contractual terms, the Bank will generally discontinue the accrual of interest income and will apply any future interest payments received to principal. Of the $14.1 million of loans on nonaccrual status as of December 31, 2018, $3.6 million, or 26%, had a current payment status, $0.8 million, or 5%, were 30-89 days past due, and $9.7 million, or 69%, were 90 days or more past due. Of the $14.3 million of loans on nonaccrual status as of December 31, 2017, $1.3 million, or 9%, had a current payment status, $3.4 million, or 24%, were 30-89 days past due, and $9.6 million, or 67%, were 90 days or more past due.
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
Delinquencies. The past due status of a loan is determined in accordance with its contractual repayment terms. All loan types are reported past due when one scheduled payment is due and unpaid for 30 days or more. Loans 30-89 days past due decreased $2.7 million, or 11%, to $22.3 million as of December 31, 2018 from $25.0 million as of December 31, 2017. Loan delinquencies can be attributed to many factors, such as continuing weakness in, or deteriorating, economic conditions in the region in which the collateral is located, the loss of a tenant or lower lease rates for commercial borrowers, or the loss of income for consumers and the resulting liquidity impacts on the borrowers. Further deterioration in the credit condition of these delinquent loans could lead to the loans going to nonaccrual status and/or being downgraded. Downgrades would generally result in additional provision for loan losses. Past due loans may be included with accruing substandard loans.
In certain instances, although very infrequently, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans 90 days or more past due, but still accruing, as of December 31, 2018 and 2017.
Impaired Loans. When management determines that it is probable that the Bank will not collect all principal and interest on a loan in accordance with the original loan terms, the loan is considered impaired. Certain impaired loans may continue to accrue interest based on factors such as the restructuring terms, if any, the historical payment performance, the value of collateral, and the financial condition of the borrower. Impaired commercial loans and impaired construction loans are individually evaluated for impairment in accordance with ASC 310. Large groups of smaller-balance homogeneous loans may be collectively evaluated for impairment. Such groups of loans may include, but are not limited to, residential loans, home equity loans, and consumer loans. However, if the terms of any of such loans are modified in a TDR, then such loans would be individually evaluated for impairment in the allowance for loan and lease losses.
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
Impaired loans individually evaluated for impairment in the allowance for loan and lease losses totaled $15.6 million as of December 31, 2018, a decrease of $7.0 million, or 31%, compared to $22.6 million at December 31, 2017. As of December 31, 2018, $4.2 million of the individually evaluated impaired loans had $1.2 million in specific reserve allocations. The remaining $11.4 million of individually evaluated impaired loans did not have specific reserve allocations due to the adequacy of collateral, prior charge-offs taken, interest collected and applied to principal, or a combination of these items. As of December 31, 2017, $8.1 million of individually evaluated impaired loans had $0.7 million in specific reserve allocations, and the remaining $14.5 million of individually evaluated impaired loans did not have specific reserve allocations.
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. As of December 31, 2018 and 2017, TDRs totaled $8.0 million and $13.6 million, respectively. The decrease in TDRs primarily related to the payoff of two loans in the San Francisco Bay Area. As of December 31, 2018, $3.8 million of the $8.0 million of TDRs were on accrual status. As of December 31, 2017, $11.1 million of the $13.6 million of TDR loans were on accrual status. As of December 31, 2018 and 2017, the Company had no commitments to lend additional funds to debtors for loans whose terms had been modified in a TDR.
The following table sets forth information regarding nonaccrual loans, OREO, loans past due 90 days or more but still accruing, delinquent loans 30-89 days past due as to interest or principal held by the Bank, and TDRs at the dates indicated.

	December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Loans accounted for on a nonaccrual basis	$14,057	$14,295	$17,315	$26,571	$44,182
OREO	401	—	1,690	776	929
Total nonperforming assets	$14,458	$14,295	$19,005	$27,347	$45,111
Loans past due 90 days or more, but still accruing	$—	$—	$—	$—	$—
Delinquent loans 30-89 days past due	$22,299	$25,048	$15,137	$13,094	$6,960
Troubled debt restructured loans (1)	$8,043	$13,580	$18,078	$30,583	$44,768
Nonaccrual loans as a % of total loans	0.20%	0.22%	0.28%	0.46%	0.84%
Nonperforming assets as a % of total assets	0.17%	0.17%	0.24%	0.36%	0.66%
Delinquent loans 30-89 days past due as a % of total loans	0.32%	0.39%	0.25%	0.23%	0.13%
_____________________

(1)	Includes $4.2 million, $2.5 million, $5.7 million, $12.0 million, and $20.5 million also reported in nonaccrual loans as of December 31, 2018, 2017, 2016, 2015, and 2014 respectively.
A roll forward of nonaccrual loans for the years ended December 31, 2018 and 2017 is presented in the table below:

	December 31,
	2018	2017
	(In thousands)
Nonaccrual loans, beginning of year	$14,295	$17,315
Transfers in to nonaccrual status	11,886	11,217
Transfers out to OREO	(108)	—
Transfers out to accrual status	(4,379)	(3,585)
Charge-offs	(884)	(800)
Paid off/ paid down	(6,753)	(9,852)
Nonaccrual loans, end of year	$14,057	$14,295

The following table presents a summary of credit quality by geography, based on the location of the regional offices:

	December 31,
	2018	2017
	(In thousands)
Nonaccrual loans:
New England	$6,728	$6,061
San Francisco Bay Area	2,488	1,473
Southern California	4,841	6,761
Total nonaccrual loans	$14,057	$14,295
Loans 30-89 days past due and accruing:
New England	$15,961	$19,725
San Francisco Bay Area	2,246	1,911
Southern California	4,092	3,412
Total loans 30-89 days past due	$22,299	$25,048
Accruing classified loans: (1)
New England	$10,392	$10,911
San Francisco Bay Area	24,584	11,615
Southern California	19,119	30,826
Total accruing classified loans	$54,095	$53,352
____________________

(1)	Accruing Classified includes both Substandard and Doubtful classifications.

The following table presents a summary of the credit quality by loan type. The loan type assigned to the credit quality data is based on the purpose of the loan.

	December 31,
	2018	2017
	(In thousands)
Nonaccrual loans:
Commercial and industrial	$2,554	$748
Commercial tax-exempt	—	—
Commercial real estate	546	1,985
Construction and land	—	110
Residential	7,914	8,470
Home equity	3,031	2,840
Consumer and other	12	142
Total nonaccrual loans	$14,057	$14,295
Loans 30-89 days past due and accruing:
Commercial and industrial	$9,794	$11,752
Commercial tax-exempt	—	—
Commercial real estate	—	4,043
Construction and land	—	—
Residential	6,843	8,874
Home equity	602	355
Consumer and other	5,060	24
Total loans 30-89 days past due	$22,299	$25,048
Accruing classified loans: (1)
Commercial and industrial	$22,992	$10,951
Commercial tax-exempt	4,051	—
Commercial real estate	27,052	34,455
Construction and land	—	6,596
Residential	—	1,349
Home equity	—	—
Consumer and other	—	1
Total accruing classified loans	$54,095	$53,352
____________________

(1)	Accruing Classified includes both Substandard and Doubtful classifications.

Interest income recorded on nonaccrual loans and accruing TDRs and interest income that would have been recorded if the nonaccrual loans and accruing TDRs had been performing in accordance with their original terms for the full year or, if originated during the year, since origination are presented in the table below:

	Year ended December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Loans accounted for on a nonaccrual basis	$14,057	$14,295	$17,315	$26,571	$44,182
Interest income recorded during the year on these loans (1)	387	384	322	315	1,202
Interest income that would have been recorded on these nonaccrual loans during the year if the loans had been performing in accordance with their original terms and had been outstanding for the full year or since origination, if held for part of the year	748	701	1,091	2,041	3,001
Accruing troubled debt restructured loans	3,850	11,115	12,401	18,614	24,305
Interest income recorded during the year on these accruing TDR loans	199	616	652	822	1,094
Interest income that would have been recorded on these accruing TDR loans during the year if the loans had been performing in accordance with their original terms and had been outstanding for the full year or since origination, if held for part of the year	210	623	685	1,239	1,618
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
The Bank has identified approximately $54.1 million in potential problem loans at December 31, 2018, an increase of $0.7 million, or 1%, compared to $53.4 million at December 31, 2017. Numerous factors impact the level of potential problem loans including economic conditions and real estate values. These factors affect the borrower’s liquidity and, in some cases, the borrower’s ability to comply with loan covenants such as debt service coverage. When there is a loss of a major tenant in a commercial real estate building, the appraised value of the building generally declines. Loans may be downgraded when this occurs as a result of the additional risk to the borrower in obtaining a new tenant in a timely manner and negotiating a lease with similar or better terms than the previous tenant. In many cases, these loans are still current and paying as agreed, although future performance may be impacted.

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

At December 31, 2018, the Company’s cash and cash equivalents amounted to $127.3 million. The Holding Company’s cash and cash equivalents amounted to $51.1 million at December 31, 2018. Management believes that the Holding Company and its affiliates, including the Bank, have adequate liquidity to meet their commitments for the foreseeable future.
Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At December 31, 2018, consolidated cash and cash equivalents, investment securities available-for-sale, and equity securities at fair value, fewer securities pledged against current borrowings and derivatives, amounted to $1.1 billion, or 13% of total assets, compared to $1.3 billion, or 15% of total assets at December 31, 2017. Future loan growth may depend upon the Company’s ability to grow its core deposit levels. In addition, the Company has access to available borrowings through the FHLB totaling $1.4 billion as of December 31, 2018 compared to $1.2 billion at December 31, 2017. Combined, this liquidity totals $2.5 billion, or 29% of assets and 37% of total deposits as of December 31, 2018 compared to $2.5 billion, or 30% of assets and 38% of total deposits at December 31, 2017.
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
Holding Company Liquidity. The Company has call options in one majority-owned affiliate that if exercised would require the Company to purchase (and the noncontrolling interest owners of the majority-owned affiliates to sell) the remaining noncontrolling interests in this company at either a contractually predetermined fair value, a multiple of EBITDA, or fair value, as determined by the operating agreement. At December 31, 2018, the estimated maximum redemption value for this affiliate related to outstanding call options was $2.5 million, all of which could be redeemed within the next 12 months, under certain circumstances, and is classified on the consolidated balance sheets as redeemable noncontrolling interests. These put and call options are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data - Note 14: Noncontrolling Interests.”
The Holding Company’s primary sources of funds are dividends from its affiliates and access to the capital and debt markets. The Holding Company recognized $2.0 million in net income from discontinued operations during the year ended December 31, 2018 related to the final payment of a revenue sharing agreement with Westfield received in the first quarter of 2018 and a subsequent tax benefit related to deferred taxes when filing the tax return in the fourth quarter of 2018. The Company will not receive additional income from Westfield now that the final payment has been received.
Although not a primary source of funds, the Holding Company has generated liquidity from the sale of affiliates in the past. Additional funds were generated at the time of the Anchor sale closing in April 2018 and the BOS sale closing in December 2018. Pursuant to the Anchor sale agreement, the Holding Company will be entitled to payments that had a net present value of $15.4 million in addition to the $34.2 million of cash received at the time of the sale closing in April 2018. The Company also incurred a tax liability of $12.7 million attributable to the transaction, which is primarily the result of a book-to-tax basis difference associated with nondeductible goodwill. Based on the current assumption, the Company expects to receive approximately $2.7 million in 2019 from these payments from Anchor.

On December 3, 2018, the Company completed the sale of its ownership interest in BOS to the management team of BOS for an upfront cash payment of $21.1 million and an eight year revenue share that, at signing, had a net present value of $13.9 million. The financial impact of the transaction resulted in a pre-tax gain of $18.1 million and a related tax expense of $3.5 million. Based on the current assumption, the Company expects to receive approximately $1.9 million in 2019 from the revenue sharing agreement with BOS.
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
The Company is required to pay interest quarterly on its junior subordinated debentures. The estimated cash outlay for 2019 for the interest payments is approximately $3.5 million based on the debt outstanding at December 31, 2018 and estimated London Interbank Offered Rate ("LIBOR"). LIBOR is anticipated to be phased out as a benchmark by the end of 2021. The Company will need to negotiate an alternative benchmark rate to be used at that time.
The Company presently plans to pay cash dividends on its common stock on a quarterly basis dependent upon a number of factors such as profitability, Holding Company liquidity, and the Company’s capital levels. However, the ultimate declaration of dividends by the Board of Directors of the Company will depend on consideration of, among other things, recent financial trends and internal forecasts, regulatory limitations, alternative uses of capital deployment, general economic conditions, and regulatory changes to capital requirements. Additionally, the Company is required to inform and consult with the Federal Reserve in advance of declaring a dividend that exceeds earnings for the period for which the dividend is being paid. Based on the current quarterly dividend rate of $0.12 per share, as announced by the Company on January 30, 2019, and estimated shares outstanding, the Company estimates that the amount to be paid out for dividends to common shareholders in 2019 will be approximately $40.3 million. The estimated dividend payments in 2019 could increase or decrease if the Company’s Board of Directors votes to increase or decrease, respectively, the current dividend rate, and/or the number of shares outstanding changes significantly.
On June 15, 2018, the Company redeemed all $50 million of the outstanding Series D preferred stock.
In the first quarter of 2018, the Company's Board of Directors approved, and the Company received regulatory non-objection for, a share repurchase program of up to $20.0 million of the Company's outstanding common shares. Under the program, shares may be repurchased from time to time in the open market for a two year period. As of December 31, 2018, the Company completed the $20.0 million share repurchase program. See Part II. Item 5. “Market for Registrant’s Common Equity, Related Stockholders Matters, and Issuers Purchases of Equity Securities” for further details.
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
From time to time, the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. At December 31, 2018, the Bank had unused federal fund lines of credit totaling $465.0 million with correspondent institutions to provide it with immediate access to overnight borrowings, compared to $435.0 million at December 31, 2017. At December 31, 2018, the Bank had $100.0 million outstanding borrowings under the federal funds lines with these correspondent institutions along with an additional $150.0 million of outstanding borrowings under federal funds lines with the FHLB. The Bank had $30.0 million of outstanding borrowings under the federal fund lines at December 31, 2017. Certain liquidity sources, such as federal funds lines, may be withdrawn by the correspondent bank at any time especially in the event of financial deterioration of the institution.
The Bank has negotiated brokered deposit agreements with several institutions that have nationwide distribution capabilities. The Bank also participates in deposit placement services that can be used to provide customers to expanded deposit insurance coverage. At December 31, 2018, the Bank had $541.1 million of brokered deposits outstanding under these agreements compared to $780.2 million at December 31, 2017.
If the Bank is no longer able to utilize the FHLB for borrowing, collateral currently used for FHLB borrowings could be transferred to other facilities such as the FRB’s discount window. In addition, the Bank could increase its usage of brokered deposits. Other borrowing arrangements may have higher rates than the FHLB would typically charge.

Consolidated cash flow comparison for the years ended December 31, 2018 and 2017
Net cash provided by operating activities of continuing operations totaled $91.5 million and $97.1 million for the years ended December 31, 2018 and 2017, respectively. Cash flows from operating activities of continuing operations are generally the cash effects of transactions and other events. Cash provided by operating activities of continuing operations decreased $5.6 million from 2017 to 2018 primarily driven by the $24.9 million goodwill impairment expense in 2017, the $18.1 gain on sale of BOS in 2018, and the impairment of goodwill in 2017, partially offset by higher net income in 2018 after adjusting for noncash items.
Net cash used in investing activities totaled $198.4 million and $354.3 million for the years ended December 31, 2018 and 2017, respectively. Investing activities of the Company include certain loan activities, investment activities and capital expenditures. Cash used in investing activities decreased $155.9 million from 2017 to 2018 primarily due to lower purchases of investment securities available-for-sale net of sales, maturities, redemptions and principal payments as well as no additional purchase of BOLI in 2018.
Net cash provided by financing activities totaled $111.6 million and $266.3 million for the years ended December 31, 2018 and 2017, respectively. Cash provided by financing activities decreased $154.7 million from 2017 to 2018. The decrease in cash provided by financing activities is driven primarily by the redemption of the Series D preferred stock, and completion of the share repurchase program in 2018, partially offset by a lower net change in FHLB borrowings and federal funds purchased in 2017.
Net cash provided by operating activities of discontinued operations totaled $2.0 million for the year ended December 31, 2018, compared to net cash provided by operating activities of discontinued operations of $4.9 million for the year ended December 31, 2017. Cash flows from operating activities of discontinued operations relate to the ongoing revenue share agreement with a divested affiliate, which ended in the first quarter of 2018 and the related income tax impact. The Company will not receive additional income from Westfield now that the final payment has been received.

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
Net cash provided by financing activities totaled $266.3 million and $454.5 million for the years ended December 31, 2017 and 2016, respectively. Cash provided by financing activities decreased $188.2 million from 2016 to 2017. The decrease in cash provided by financing activities is related primarily to the higher net change in FHLB borrowings and federal funds purchased in 2016, partially offset by higher deposit growth in 2017.
Net cash provided by operating activities of discontinued operations totaled $4.9 million for the year ended December 31, 2017, compared to cash provided by operating activities of discontinued operations of $5.5 million for the year ended December 31, 2016. Cash flows from operating activities of discontinued operations relate to the ongoing revenue share agreement with a divested affiliate, which ended in the first quarter of 2018.

Capital Resources
Total shareholders’ equity at December 31, 2018 was $754.0 million, compared to $785.9 million at December 31, 2017, a decrease of $32.0 million, or 4%. The decrease in shareholders’ equity was primarily the result of the redemption of the Series D preferred stock, dividends paid to common shareholders, the completion of the share repurchase program, and the decrease in accumulated other comprehensive income, partially offset by net income.

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

Contractual Obligations
The tables below present a detail of the maturities of the Company’s contractual obligations and commitments as of December 31, 2018. See Part II. Item 8. “Financial Statements and Supplementary Data - Notes 11 through 13” for terms of borrowing arrangements and interest rates.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Federal Home Loan Bank Borrowings	$420,144	$244,018	$161,261	$11,355	$3,510
Securities sold under agreements to repurchase	36,928	36,928	—	—	—
Federal fund purchased	250,000	250,000	—	—	—
Junior subordinated debentures	106,363	—	—	—	106,363
Operating lease obligations	135,227	20,053	38,408	35,354	41,412
Deferred compensation and benefits (1)	28,084	3,256	7,177	2,998	14,653
Data processing	19,457	19,457	—	—	—
Bonus and commissions	9,259	9,259	—	—	—
Severance accrual	3,896	3,896	—	—	—
Other long-term obligations	93	54	39	—	—
Total contractual obligations at December 31, 2018	$1,009,451	$586,921	$206,885	$49,707	$165,938
___________

(1)	Includes supplemental executive retirement plans, deferred compensation plan, salary continuation plans, long-term incentive plans, and split dollar life insurance.
The amounts below related to commitments to originate loans, unused lines of credit, and standby letters of credit are at the discretion of the client and may never actually be drawn upon. Generally for commercial lines of credit the borrower must be in compliance with the applicable loan covenants to be able to draw on an unused line. The contractual amount of the Company’s financial instruments with off-balance sheet risk is as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Unadvanced portion of loans, unused lines of credit, and commitments to originate loans	$1,511,835	$977,888	$157,500	$50,172	$326,275
Standby letters of credit	36,755	36,597	158	—	—
Forward commitments to sell loans	4,657	4,657	—	—	—
Total commitments at December 31, 2018	$1,553,247	$1,019,142	$157,658	$50,172	$326,275

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity and Market Risk

The Company considers interest rate risk to be a significant market risk for the Bank. Interest rate risk is the exposure to adverse changes in the net income of the Company as a result of changes in interest rates. Consistency in the Company’s earnings is related to the effective management of interest rate-sensitive assets and liabilities due to changes in interest rates, and on the degree of fluctuation of wealth advisory, wealth management and trust, and investment management fee income due to movements in the bond and equity markets.

Fee income from our Affiliate Partners and Wealth Management and Trust businesses is not directly dependent on market interest rates and may provide the Company a relatively stable source of income in varying market interest rate environments. However, this fee income is generally based upon the value of AUM and, therefore, can be significantly affected by changes in the values of equities and bonds. Furthermore, performance fees and partnership income earned by some of the Company’s affiliates, as managers of limited partnerships, are directly dependent upon short-term investment performance that can fluctuate significantly with changes in the capital markets. The Company does not have any trading operations for its own account

In addition to directly impacting net interest income (“NII”), changes in the level of interest rates can also affect (i) the amount of loans originated and sold by the Company; (ii) the ability of borrowers to repay variable or adjustable rate loans; (iii) the average maturity of loans and mortgage-backed securities; (iv) the rate of amortization of premiums paid on securities; (v) the amount of unrealized gains and losses on securities available-for-sale; and (v) prepayment and refinancing.

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
Model Methodologies

•
The base model is built as a static balance sheet simulation. Growth and/or contraction are not incorporated into the base model to avoid masking of the inherent interest rate risk in the balance sheet as it stands at a point in time, however, balance sheet adjustments may be incorporated into the model to reflect anticipated changes in certain balance sheet categories

•
The model utilizes the FHLB, LIBOR, and Treasury yield curves in effect as of December 31, 2018. Other market rates used in this analysis include the Prime rate and Federal Funds rate, which were 5.50% and 2.50% respectively, at December 31, 2018. All interest rate changes are assumed to occur in the first 12 months and remain flat thereafter. All market rates are floored at 0.00% (Federal Funds, Treasury yields, LIBOR, FHLB), while the Prime rate is floored at 3.00%. All points on the market yield curves increase/decrease congruently.

The following table presents the estimated impact of interest rate changes on pro-forma NII for the Company over a 12-month period:

	Twelve months beginning January 1, 2019
	$ Change	% Change
	(In thousands)
Parallel ramp up 200 basis points	$498	0.21%
Down parallel ramp 100 basis points	$(642)	(0.27)%

	Twelve months beginning January 1, 2018
	$ Change	% Change
	(In thousands)
Parallel ramp up 200 basis points	$2,252	1.08%
Down parallel ramp 100 basis points	$(2,361)	(1.00)%

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

At December 31, 2018, the Company’s overall balance sheet was immediately asset-sensitive. The actual ability to reprice certain interest-bearing liabilities depends on other factors in addition to the movement of interest rates. These factors include competitor pricing, the current rate paid on interest-bearing liabilities, and alternative products offered in the financial market place. Most importantly, non-maturity deposits do not have a formal re-pricing date and are priced based on management discretion.  They are gapped as re-pricing in 3-6 months when, in fact, they may not. The Bank does not attempt to perfectly match interest rate sensitive assets and liabilities and will selectively mismatch its assets and liabilities to a controlled degree when management considers such a mismatch both appropriate and prudent.

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

The following table presents the repricing schedule for the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2018:

	Within Three Months	Over Three to Six Months	Over Six to Twelve Months	Over One Year to Five Years	Over Five Years	Total
	(In thousands)
Interest-earning assets (1):
Interest bearing cash	$83,119	$—	$—	$—	$—	$83,119
Investment securities	55,906	42,251	71,447	429,534	479,593	1,078,731
FHLB and Federal Reserve stock	49,263					49,263
Loans held for sale (2)	2,812	—	—	—	—	2,812
Loans—Fixed rate (5)	116,688	130,433	233,008	1,335,462	491,507	2,307,098
Loans—Variable rate	1,827,930	244,644	402,450	1,599,240	511,796	4,586,060
Total interest-earning assets	$2,135,718	$417,328	$706,905	$3,364,236	$1,482,896	$8,107,083
Interest-bearing liabilities (3):
Savings and NOW accounts (4)	$—	$700,520	$—	$—	$—	$700,520
Money market accounts (4) (5)	—	3,338,891	—	—	—	3,338,891
Certificates of deposit	239,789	220,136	235,337	94,853	370	790,485
Securities sold under agreements to repurchase	—	36,928	—	—	—	36,928
Federal funds purchased	250,000	—	—	—	—	250,000
FHLB borrowings	145,112	25,040	74,315	173,424	2,253	420,144
Junior subordinated debentures	103,093	—	—	—	3,270	106,363
Total interest-bearing liabilities	$737,994	$4,321,515	$309,652	$268,277	$5,893	$5,643,331
Net interest sensitivity gap during the period	$1,397,724	$(3,904,187)	$397,253	$3,095,959	$1,477,003	$2,463,752
Cumulative gap	$1,397,724	$(2,506,463)	$(2,109,210)	$986,749	$2,463,752
Interest-sensitive assets as a percent of interest-sensitive liabilities (cumulative)	289.40%	50.46%	60.72%	117.50%	143.66%
Cumulative gap as a percent of total assets	16.45%	(29.51)%	(24.83)%	11.62%	29.00%
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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
	(In thousands, except share and per share data)
Assets:
Cash and cash equivalents	$127,259	$120,541
Investment securities available-for-sale (amortized cost of $1,018,774 and $1,161,633 at December 31, 2018 and 2017, respectively)	994,065	1,149,534
Investment securities held-to-maturity (fair value of $68,595 and $73,781 at December 31, 2018 and 2017, respectively)	70,438	74,576
Equity securities at fair value	14,228	20,794
Stock in Federal Home Loan Bank and Federal Reserve Bank	49,263	59,973
Loans held for sale	2,812	4,697
Total loans	6,893,158	6,505,028
Less: Allowance for loan losses	75,312	74,742
Net loans	6,817,846	6,430,286
Other real estate owned (“OREO”)	401	—
Premises and equipment, net	45,412	37,640
Goodwill	57,607	75,598
Intangible assets, net	12,227	16,083
Fees receivable	5,101	11,154
Accrued interest receivable	24,366	22,322
Deferred income taxes, net	26,638	29,031
Other assets	246,962	259,515
Total assets	$8,494,625	$8,311,744
Liabilities:
Deposits	$6,781,170	$6,510,246
Securities sold under agreements to repurchase	36,928	32,169
Federal funds purchased	250,000	30,000
Federal Home Loan Bank borrowings	420,144	693,681
Junior subordinated debentures	106,363	106,363
Other liabilities	143,540	135,880
Total liabilities	7,738,145	7,508,339
Redeemable Noncontrolling Interests	2,526	17,461
Shareholders’ Equity:
Preferred stock, $1.00 par value; authorized: 2,000,000 shares; Series D, 6.95% Non-Cumulative Perpetual, issued and outstanding: zero shares at December 31, 2018 and 50,000 shares at December 31, 2017; liquidation preference: $1,000 per share	—	47,753
Common stock, $1.00 par value; authorized: 170,000,000 shares; issued and outstanding: 83,655,651 shares at December 31, 2018 and 84,208,538 shares at December 31, 2017	83,656	84,208
Additional paid-in capital	600,196	607,929
Retained earnings	87,821	49,526
Accumulated other comprehensive income/ (loss)	(17,719)	(8,658)
Total Company’s shareholders’ equity	753,954	780,758
Noncontrolling interests	—	5,186
Total shareholders’ equity	753,954	785,944
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$8,494,625	$8,311,744

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$262,525	$228,964	$201,349
Taxable investment securities	6,007	6,393	6,230
Non-taxable investment securities	7,094	6,622	5,754
Mortgage-backed securities	12,091	13,391	12,416
Short-term investments and other	5,187	3,325	1,890
Total interest and dividend income	292,904	258,695	227,639
Interest expense:
Deposits	39,846	20,884	16,571
Federal Home Loan Bank borrowings	13,787	9,883	8,008
Junior subordinated debentures	3,925	2,919	2,427
Repurchase agreements and other short-term borrowings	780	323	195
Total interest expense	58,338	34,009	27,201
Net interest income	234,566	224,686	200,438
Provision/ (credit) for loan losses	(2,198)	(7,669)	(6,935)
Net interest income after provision/ (credit) for loan losses	236,764	232,355	207,373
Fees and other income:
Investment management fees	21,728	45,515	44,410
Wealth advisory fees	53,311	52,559	50,581
Wealth management and trust fees	46,507	45,362	43,980
Other banking fee income	9,826	8,915	12,050
Gain on sale of loans, net	243	451	667
Gain/ (loss) on sale of investments, net	(613)	376	521
Gain/ (loss) on OREO, net	—	(46)	306
Gain/ (loss) on sale of affiliates or offices	18,142	(1,264)	2,862
Other	853	2,098	3,410
Total fees and other income	149,997	153,966	158,787
Operating expense:
Salaries and employee benefits	161,468	178,501	164,683
Occupancy and equipment	32,116	30,165	28,007
Professional services	13,155	13,763	11,576
Marketing and business development	7,648	7,766	7,626
Information systems	25,185	21,796	19,229
Amortization of intangibles	2,929	5,601	6,282
Impairment of goodwill	—	24,901	9,528
FDIC insurance	2,865	2,969	3,484
Restructuring	7,828	—	2,017
Other	14,161	14,474	12,521
Total operating expense	267,355	299,936	264,953
Income before income taxes	119,406	86,385	101,207
Income tax expense	37,537	46,196	30,963
Net income from continuing operations	81,869	40,189	70,244
Net income from discontinued operations	2,002	4,870	5,541
Net income before attribution to noncontrolling interests	83,871	45,059	75,785
(Continued)

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except share and per share data)
Less: Net income attributable to noncontrolling interests	3,487	4,468	4,157
Net income attributable to the Company	$80,384	$40,591	$71,628
Adjustments to net income attributable to the Company to arrive at net income attributable to common shareholders	(1,682)	(4,887)	(4,063)
Net income attributable to common shareholders for earnings per share calculation	$78,702	$35,704	$67,565
Basic earnings per share attributable to common shareholders:
From continuing operations:	$0.92	$0.37	$0.76
From discontinued operations:	$0.02	$0.06	$0.07
Total attributable to common shareholders:	$0.94	$0.43	$0.83
Weighted average basic common shares outstanding	83,596,685	82,430,633	81,264,273
Diluted earnings per share attributable to common shareholders:
From continuing operations:	$0.90	$0.36	$0.74
From discontinued operations:	$0.02	$0.06	$0.07
Total attributable to common shareholders:	$0.92	$0.42	$0.81
Weighted average diluted common shares outstanding	85,331,314	84,802,565	83,209,126
See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Net income attributable to the Company	$80,384	$40,591	$71,628
Other comprehensive income/ (loss), net of tax:
Unrealized gain/ (loss) on securities available-for-sale	(9,503)	4,719	(11,358)
Reclassification adjustment for net realized (gain)/ loss included in net income	426	(222)	(331)
Net unrealized gain/ (loss) on securities available-for-sale	(9,077)	4,497	(11,689)
Unrealized gain/ (loss) on cash flow hedges	700	190	(461)
Reclassification adjustment for net realized (gain)/ loss included in net income	(646)	688	979
Net unrealized gain/ (loss) on cash flow hedges	54	878	518
Unrealized gain/ (loss) on other	296	50	123
Net unrealized gain/ (loss) on other	296	50	123
Other comprehensive income/ (loss), net of tax	(8,727)	5,425	(11,048)
Total comprehensive income attributable to the Company, net	$71,657	$46,016	$60,580
 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Noncontrolling Interests	Total
	(In thousands, except share data)
Balance at December 31, 2015	$47,753	$83,411	$600,670	$12,886	$(1,500)	$3,393	$746,613
Net income attributable to the Company	—	—	—	71,628	—	—	71,628
Other comprehensive income/ (loss), net	—	—	—	—	(11,048)	—	(11,048)
Dividends paid to common shareholders: $0.40 per share	—	—	—	(33,110)	—	—	(33,110)
Dividends paid to preferred shareholders	—	—	—	(3,475)	—	—	(3,475)
Net change in noncontrolling interests	—	—	—	—	—	768	768
Repurchase of 785,542 shares of common stock	—	(786)	(8,537)	—	—	—	(9,323)
Net proceeds from issuance of:
165,934 shares of common stock	—	166	1,413	—	—	—	1,579
599,673 shares of incentive stock grants, net of 343,929 shares canceled or forfeited and 63,235 shares withheld for employee taxes	—	193	(930)	—	—	—	(737)
Exercise of warrants	—	517	(517)	—	—	—	—
Amortization of stock compensation and employee stock purchase plan	—	—	4,112	—	—	—	4,112
Stock options exercised	—	231	1,494	—	—	—	1,725
Tax benefit/ (deficiency) from certain stock compensation awards	—	—	(620)	—	—	—	(620)
Other equity adjustments	—	—	369	—	—	—	369
Balance at December 31, 2016	$47,753	$83,732	$597,454	$47,929	$(12,548)	$4,161	$768,481

Balance at December 31, 2016	$47,753	$83,732	$597,454	$47,929	$(12,548)	$4,161	$768,481
Reclassification due to change in accounting principle (1)	—	—	—	1,535	(1,535)	—	—
Net income attributable to the Company	—	—	—	40,591	—	—	40,591
Other comprehensive income/ (loss), net	—	—	—	—	5,425	—	5,425
Dividends paid to common shareholders: $0.44 per share	—	—	—	(37,054)	—	—	(37,054)
Dividends paid to preferred shareholders	—	—	—	(3,475)	—	—	(3,475)
Net change in noncontrolling interests	—	—	—	—	—	1,025	1,025
Net proceeds from issuance of:
140,284 shares of common stock	—	140	1,461	—	—	—	1,601
99,927 shares of incentive stock grants canceled or forfeited and 91,100 shares withheld for employee taxes	—	(191)	(1,239)	—	—	—	(1,430)
Exercise of warrants	—	419	2,584	—	—	—	3,003
Amortization of stock compensation and employee stock purchase plan	—	—	8,275	—	—	—	8,275
Stock options exercised	—	108	774	—	—	—	882
Other equity adjustments	—	—	(1,380)	—	—	—	(1,380)
Balance at December 31, 2017	$47,753	$84,208	$607,929	$49,526	$(8,658)	$5,186	$785,944
(Continued)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Noncontrolling Interests	Total
	(In thousands, except share data)
Balance at December 31, 2017	$47,753	$84,208	$607,929	$49,526	$(8,658)	$5,186	$785,944
Reclassification due to change in accounting principles (2)	—	—	—	334	(334)	—	—
Net income attributable to the Company	—	—	—	80,384	—	—	80,384
Other comprehensive income/ (loss), net	—	—	—	—	(8,727)	—	(8,727)
Dividends paid to common shareholders: $0.48 per share	—	—	—	(40,685)	—	—	(40,685)
Dividends paid to preferred shareholders	—	—	—	(1,738)	—	—	(1,738)
Net change in noncontrolling interests	—	—	—	—	—	(5,186)	(5,186)
Redemption of Series D preferred stock	(47,753)	—	(2,247)	—	—	—	(50,000)
Repurchase of 1,642,635 shares of common stock	—	(1,643)	(18,357)	—	—	—	(20,000)
Net proceeds from issuance of:
142,817 shares of common stock	—	143	1,723	—	—	—	1,866
40,475 shares of incentive stock grants, net of 154,905 shares canceled or forfeited and 161,967 shares withheld for employee taxes	—	(275)	(1,529)	—	—	—	(1,804)
Exercise of warrants	—	1,019	(647)	—	—	—	372
Amortization of stock compensation and employee stock purchase plan	—	—	6,050	—	—	—	6,050
Stock options exercised	—	204	1,457	—	—	—	1,661
Other equity adjustments	—	—	5,817	—	—	—	5,817
Balance at December 31, 2018	$—	$83,656	$600,196	$87,821	$(17,719)	$—	$753,954
_____________
(1) Reclassification due to the adoption of ASU 2018-02. See Part II. Item 8. “Financial Statements and Supplementary Data -
Note 1: Basis of Presentation and Summary of Significant Accounting Policies.”
(2) Reclassification due to the adoption of ASU 2016-01 and ASU 2017-12. See Part II. Item 8. “Financial Statements and
Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies.”
 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income attributable to the Company	$80,384	$40,591	$71,628
Adjustments to arrive at net income from continuing operations
Net income attributable to noncontrolling interests	3,487	4,468	4,157
Less: Net income from discontinued operations	(2,002)	(4,870)	(5,541)
Net income from continuing operations	81,869	40,189	70,244
Adjustments to reconcile net income from continuing operations to net cash provided by/ (used in) operating activities:
Depreciation and amortization	23,129	21,023	23,441
Net income attributable to noncontrolling interests	(3,487)	(4,468)	(4,157)
Stock compensation, net of cancellations	6,676	8,275	4,112
Impairment of goodwill	—	24,901	9,528
Provision/ (credit) for loan losses	(2,198)	(7,669)	(6,935)
Loans originated for sale	(37,631)	(53,287)	(80,539)
Proceeds from sale of loans held for sale	39,773	52,508	85,814
(Gain)/loss on sale of affiliates or offices	(18,142)	1,264	(2,862)
Goodwill and intangibles on sale of affiliate	18,919	—	—
Deferred income tax expense/ (benefit)	5,829	22,845	2,777
Net decrease/ (increase) in other operating activities	(23,240)	(8,466)	(817)
Net cash provided by operating activities of continuing operations	91,497	97,115	100,606
Net cash provided by operating activities of discontinued operations	2,002	4,870	5,541
Net cash provided by operating activities	93,499	101,985	106,147
Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(39,747)	(111,755)	(382,827)
Sales	53,412	81,221	11,135
Maturities, redemptions, and principal payments	120,523	120,546	165,768
Investment securities held-to-maturity:
Purchases	(21,752)	(14,945)	—
Principal payments	25,598	32,912	22,522
Equity securities at fair value:
Purchases	(63,791)	(65,266)	(39,488)
Sales	70,357	67,186	38,914
(Investments)/ distributions in trusts, net	224	(952)	(508)
Purchase of BOLI	—	(50,000)	—
Contingent considerations from divestitures	1,233	—	—
(Purchase)/ redemption of FHLB and FRB stock	10,710	(15,896)	(8,896)
Net increase in portfolio loans	(390,884)	(390,003)	(403,670)
Proceeds from recoveries of loans previously charged-off	3,266	5,197	10,461
Proceeds from sale of OREO	108	1,644	1,337
Sale of affiliates, offices and related deposits	52,981	—	(98,517)
Capital expenditures, net of sale proceeds	(20,643)	(14,204)	(9,011)
Net cash (used in) investing activities	(198,405)	(354,315)	(692,780)
(Continued)

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	270,924	425,100	148,303
Net (decrease)/ increase in securities sold under agreements to repurchase	4,759	(27,455)	1,409
Net increase/ (decrease) in federal funds purchased	220,000	(50,000)	80,000
Net (decrease)/ increase in short-term FHLB borrowings	(220,000)	40,000	310,000
Advances of long-term FHLB borrowings	116,444	50,110	134,779
Repayments of long-term FHLB borrowings	(169,981)	(130,634)	(171,898)
Repurchase of Series D preferred stock, including deemed dividend	(50,000)	—	—
Repurchase of common stock	(20,000)	—	(9,323)
Dividends paid to common shareholders	(40,685)	(37,054)	(33,110)
Dividends paid to preferred shareholders	(1,738)	(3,475)	(3,475)
Tax benefit/ (deficiency) from certain stock compensation awards	—	—	(620)
Proceeds from warrant exercises	372	3,003	—
Proceeds from stock option exercises	1,661	882	1,725
Proceeds from issuance of common stock	1,866	1,601	1,579
Tax withholding for share based compensation awards	(2,430)	(1,430)	(737)
Distributions paid to noncontrolling interests	(3,354)	(4,360)	(4,054)
Other equity adjustments	3,786	26	(82)
Net cash provided by financing activities	111,624	266,314	454,496
Net increase/ (decrease) in cash and cash equivalents	6,718	13,984	(132,137)
Cash and cash equivalents at beginning of year	120,541	106,557	238,694
Cash and cash equivalents at end of year	$127,259	$120,541	$106,557
Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$58,548	$33,727	$27,415
Cash paid for income taxes, net of (refunds received)	20,541	32,159	33,078
Change in unrealized gain/ (loss) on securities available-for-sale, net of tax	(9,077)	4,497	(11,689)
Change in unrealized gain/ (loss) on cash flow hedges, net of tax	54	878	518
Change in unrealized gain/ (loss) on other, net of tax	296	50	123
Non-cash transactions:
Transfer of net assets into held for sale	21	58,034	—
Loans charged-off	(899)	(863)	(3,949)
Loans transferred into OREO from held for sale or portfolio	401	—	1,944

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Boston Private Financial Holdings, Inc. (the “Company” or “BPFH”), is a bank holding company (the “Holding Company”) with three reportable segments: Private Banking, Wealth Management and Trust, and Affiliate Partners.
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
The Wealth Management and Trust segment is comprised of Boston Private Wealth LLC (“Boston Private Wealth”), an independent registered investment adviser (“RIA”), which is a wholly-owned subsidiary of the Bank, and the trust operations of Boston Private Bank. The segment provides comprehensive wealth management solutions for high net worth individuals and families, including customized investment solutions, wealth planning, trust, and family office services. The Wealth Management and Trust segment operates in New England; Southeast Florida and California.

The Affiliate Partners segment is comprised of Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”) and KLS Professional Advisors Group, LLC (“KLS”), each of which are RIAs. DGHM serves the needs of pension funds, endowments, trusts, foundations and select institutions, mutual funds and high net worth individuals and their families throughout the United States and abroad. DGHM specializes in value-driven equity portfolios with products across the capitalization spectrum. DGHM is located in New York, with one affiliate administrative office in South Florida. KLS provides comprehensive, planning-based financial strategies to high net worth individuals and their families, and nonprofit institutions. The services the firm offers include fee-only financial planning, tax planning, tax preparation, estate and insurance planning, retirement planning, charitable planning and intergenerational gifting and succession planning. KLS manages investments covering a wide range of asset classes for both taxable and tax-exempt portfolios. KLS has offices in New York and Southern California. Together, the Wealth Management and Trust and Affiliate Partners segments are referred to as the “Wealth and Investment” businesses.
The Affiliate Partners segment had four consolidated affiliates, DGHM, KLS, Anchor Capital Advisors, LLC (“Anchor”) and Bingham, Osborn & Scarborough, LLC (“BOS”) included in its results for 2018. In December 2017, the Company entered into an agreement to sell its entire ownership interest in Anchor in a transaction that resulted in Anchor being majority-owned by members of its management team. The transaction closed in April 2018. In October 2018, the Company entered into an agreement to sell its entire ownership interest in BOS to the management team of BOS. The transaction closed in December 2018. The results of Anchor and BOS for the periods held through the respective closing dates are included in the results of the Affiliate Partners segment and the Company.
See Part II. Item 8. “Financial Statements and Supplementary Data - Note 3: Asset Sales and Divestitures” for further details on the transactions.
Basis of Presentation
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
The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) (“GAAP”). Reclassifications of amounts in prior years’ consolidated financial statements are made whenever necessary to conform to the current year’s presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Use of Estimates
In preparing the consolidated financial statements, management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change, in the near term, relate to the determination of the allowance for loan losses, evaluation of potential impairment of goodwill, and income tax estimates.
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
Cash and Due from Banks
The Bank is required to maintain average reserve balances in an account with the Federal Reserve based upon a percentage of certain deposits. As of December 31, 2018 and 2017, the daily amounts required to be held in the aggregate for the Bank were $4.3 million and $3.6 million, respectively.
Investment Securities
Available-for-sale investment securities are reported at fair value, with unrealized gains and losses credited or charged, net of the estimated tax effect, to accumulated other comprehensive income/ (loss). Held-to-maturity investment securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Equity securities are primarily money market mutual fund securities and are reported at fair value.
Premiums and discounts on the investment securities are amortized or accreted into net interest income by the level-yield method. Gains and losses on the sale of the available-for-sale investments are recognized at the trade date on a specific identification basis. Dividend and interest income is recognized when earned and is recorded on the accrual basis.
The Company conducts a quarterly review and evaluation of its investment securities to determine if the decline in fair value of a security below its amortized cost is deemed to be other-than-temporary. Other-than-temporary impairment losses are recognized on securities when: (i) the holder has an intention to sell the security; (ii) it is more likely than not that the security will be required to be sold prior to recovery; or (iii) the holder does not expect to recover the entire amortized cost basis of the security. Other-than-temporary losses are reflected in earnings as a charge against gain on sale of investments, net, to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in accumulated other comprehensive income/ (loss). The Company has no intention to sell any securities in an unrealized loss position at December 31, 2018 nor is it more likely than not that the Company would be required to sell such securities prior to the recovery of the unrealized losses. As of December 31, 2018, the Company believes that all impairments of investment securities are temporary in nature. No other-than-temporary impairment losses were recognized in the consolidated statements of operations for the years ended December 31, 2018, 2017, and 2016.
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

◦
Commercial tax-exempt loans (class of financing receivable) - Commercial tax-exempt loans include loans to not-for-profit private schools, colleges, public charter schools and other non-for-profit organizations.

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

•
Residential mortgage (segment and class) - Residential mortgage loans consist of loans secured by single-family and one- to four-unit properties in excess of the amount eligible for purchase by the Federal National Mortgage Association, which was $453 thousand at December 31, 2018 for the “General” limit and $680 thousand for single-family properties for the “High-Cost” limit, depending on which specific geographic region of the Bank’s primary market areas the loan was originated. While the Bank has no minimum size for mortgage loans, it concentrates its origination activities in the “Jumbo” segment of the market.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Allowance for Loan Losses
The allowance for loan losses (“allowance”) is an estimate of the inherent risk of loss in the loan portfolio as of the consolidated balance sheet dates. Management estimates the level of the allowance based on all relevant information available. Changes to the required level in the allowance result in either a provision for loan loss expense, if an increase is required, or a credit to the provision, if a decrease is required. Loan losses are charged to the allowance when available information confirms that specific loans or portions thereof, are uncollectible. Recoveries on loans previously charged-off are credited to the allowance when received in cash or when the Bank takes possession of other assets.
The Company’s allowance is accounted for in accordance with guidance issued by various regulatory agencies, including: the Federal Financial Institutions Examination Council Policy Statement on the Allowance for Loan and Lease Losses (December 2006); Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 102, Selected Loan Loss Methodology and Documentation Issues; ASC 310, Receivables; and ASC 450, Contingencies.
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
Premises and Equipment
Premises and equipment consists of leasehold improvements, furniture, fixtures, office equipment, computer equipment, software and buildings. Premises and equipment are carried at cost, less accumulated depreciation. Also included in premises and equipment is technology initiatives in process. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, or the remaining terms of the leases, if shorter, for leasehold improvements. The estimated useful lives for leasehold improvements and buildings are 10 years and 40 years, respectively. The estimated useful life for furniture and fixtures is 6 years, 5 years for office equipment and is 3 years for computer equipment and software. The costs of improvements that extend the life of an asset are capitalized, while the cost of repairs and maintenance are expensed as incurred.
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
An entity may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill (“Step 0”). In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, an entity assesses relevant events and circumstances, such as the following:

•	Macroeconomic conditions, such as deterioration in general economic conditions, limitations on accessing capital, or other developments in equity and credit markets.

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

Goodwill is tested for impairment by estimating the fair value of a reporting unit. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions, and selecting an appropriate control premium. Both the income and market approaches to determine fair value of the reporting units are typically incorporated. The income approach is primarily based on discounted cash flows derived from assumptions of income statement activity. For the market approach, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and revenue multiples of comparable companies are selected and applied to the financial services reporting unit’s applicable metrics.. Generally a valuation consultant will be engaged to assist with the valuation.
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

BPFH has two reportable segments that have goodwill: Wealth Management and Trust and Affiliate Partners. Boston Private Wealth is the only reporting unit within the Wealth Management and Trust segment. DGHM and KLS are the reporting units within the Affiliate Partners segment. DGHM does not have any remaining goodwill. Segment management regularly reviews the operating results of KLS.
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
Management considered the following items in evaluating the need for a valuation allowance:

▪	The Company had cumulative pre-tax income, as adjusted for permanent book-to-tax differences, during the period 2016 through 2018.

▪	Deferred tax assets are expected to reverse in periods when there will be taxable income.

▪	The Company projects sufficient future taxable income to be generated by operations during the available carry-forward period.

▪	Certain tax planning strategies are available, such as reducing investments in tax-exempt securities.

▪	The Company has not had any operating loss or tax credit carryovers expiring unused in recent years.
The Company believes that it is more likely than not that the net deferred tax asset as of December 31, 2018, will be realized based primarily upon the ability to generate future taxable income. The Company does not have any capital losses in excess of capital gains as of December 31, 2018.
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
For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income/ (loss) (a component of shareholders’ equity), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion, if any, of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. On January 1, 2018, the Company early adopted ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, under the modified retrospective transition. Under the new ASU, the concept of ineffectiveness is no longer used. In accordance with the guidance, the Company will recognize all reclassifications out of accumulated other comprehensive income/ (loss) (other than those related to a hedge transaction probable of not occurring) in earnings.
For derivatives designated as fair value hedges, changes in the fair value of the derivative are recognized in earnings together with the changes in the fair value of the related hedged item. Therefore, the net amount, if any, representing hedge ineffectiveness, is reflected in earnings.
Investment management, Wealth advisory, and Wealth Management and Trust Fees
The Company generates fee income from providing wealth management, investment management and wealth advisory services and from providing trust services to its clients at the Bank. Investment management fees are generally based upon the value of assets under management and are billed monthly, quarterly, or annually. Asset-based advisory fees are recognized as services are rendered and are based upon a percentage of the fair value of client assets managed. Certain wealth advisory fees are not asset-based and are negotiated individually with clients. Any fees collected in advance are deferred and recognized as income over the period earned. Performance-based advisory fees are generally assessed as a percentage of the investment performance realized on a client’s account, generally over an annual period, and are not recognized until any contingencies in the contract that could require the performance fee to be reduced have been eliminated.
Assets under management (“AUM”) at the Company’s consolidated affiliates are not included in the consolidated financial statements since they are held in a fiduciary or agency capacity and are not assets of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock-Based Incentive Plans

The fair value of restricted stock and restricted units, both time based and performance based, is generally equal to the closing price of the Company’s stock on the date of issuance. The fair value of time based, performance based, or market based stock options is calculated using a pricing model such as Black-Scholes. At December 31, 2018, the Company has three stock-based incentive compensation plans. These plans encourage and enable the officers, employees, and non-employee directors of the Company to acquire an interest in the Company. The Company accounts for share-based awards in accordance with ASC 718, Compensation – Stock Compensation. Costs resulting from the issuance of such share-based payment awards are required to be recognized in the financial statements based on the grant date fair value of the award. Stock-based compensation expense is recognized over the requisite service period, which is generally the vesting period. The vesting period for time based and performance based stock, units, and options is generally cliff vesting with terms from 1 to 5 years. Market based option vesting is based on the specific terms of the vesting criteria and the expectation of when the performance criteria could be attained as of the time of issuance.
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
For the calculation of the Company’s EPS, see Part II. Item 8. “Financial Statements and Supplementary Data - Note 16: Earnings Per Share.”
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 replaces existing revenue recognition standards and expands the disclosure requirements for revenue agreements with customers. ASU 2014-09 has been subsequently amended by additional ASUs, including ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, collectively, “ASU 2014-09 et al.” Under the new standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. ASU 2014-09 et al. does not apply to revenue associated with financial instruments such as loans and securities. ASU 2014-09 et al. was adopted using the modified retrospective transition method as of January 1, 2018, however no cumulative effect adjustment was required. This new guidance was applied to all revenue contracts in place at the date of adoption. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 26: Revenue Recognition” for further details.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This ASU requires equity investments to be measured at fair value with changes in fair value, net of tax, recognized in net income. As a result of implementing this standard, the Company reclassified $339 thousand in unrealized gains on available-for-sale equity investments, net of tax, from accumulated other comprehensive income to retained earnings as of January 1, 2018. Additionally, this amendment requires that entities use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. As a result of implementing this standard, the Company’s updated process includes identifying a fair value for loans using the exit price notion. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 21: Fair Value Measurements” for further details.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). This update and the related amendments to Topic 842 require lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-10, Codification Improvements to Topic 842,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Leases (“ASU 2018-10”) and ASU No. 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”). The new standard establishes a right-of-use model ("ROU") that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective on January 1, 2019, with early adoption permitted. The Company adopted these provisions on January 1, 2019, and has elected to use the cumulative effect adjustment transition method, as prescribed by ASU 2018-11. The Company expects that this standard will have a material effect on the financial statements. The most significant effects relate to the recognition of new ROU assets and lease liabilities on the balance sheet for real estate operating leases; and providing significant new disclosures about leasing activities.
In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update is intended to simplify several aspects of the accounting for employee share-based plans such as income tax consequences, classification of awards as either liabilities or equity on the balance sheet, and classification on the statement of cash flows. This ASU was effective for fiscal years beginning after December 15, 2016, including interim periods within those years. The Company adopted this ASU on January 1, 2017. The adoption of this ASU has resulted in, and will continue to result in, fluctuations in the Company’s earnings due to changes in the Company’s stock price between issuance date and settlement date of employee share-based transactions. In addition, the Company anticipates that certain stock options will expire unexercised, due to being out of the money, and this ASU requires the previous tax benefits to be reversed. For the years ended December 31, 2018 and December 31, 2017, the impact on the Company’s income tax expense related to the adoption of this ASU was a decrease of $0.7 million and a decrease of $0.3 million, respectively.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments (Topic 326) (“ASU 2016-13”). This update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a current expected credit losses (“CECL”) model methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU will be effective for fiscal years beginning after December 15, 2019. Early adoption is available as of the fiscal year beginning after December 15, 2018, but the Company does not plan on adopting early. The Company plans to adopt on January 1, 2020 utilizing a modified retrospective approach and is currently assessing the impact on the Company's consolidated financial statements and disclosures. Management assembled a project team that has developed an approach for implementation including selecting a third-party software service provider, assessing the key differences and gaps between its current allowance methodologies and models with those it is considering to use upon adoption and identifying the necessary data requirements. The Company has also begun developing accounting policies and considering the need for new internal controls relevant to the updated methodologies and models.

In January 2017, the FASB issued ASU 2017-04. This update is the result of the first phase of a two phase project by the FASB to reduce the cost and complexity of the goodwill impairment test. The objective of Phase 1 of the project, which resulted in ASU 2017-04, is to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. Under the provisions of this update, an entity still has the option to perform the qualitative assessment, or Step 0 test, for a reporting unit to determine if the quantitative impairment test is necessary. This ASU will be effective for any annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company elected to early adopt this ASU as of January 1, 2017, which did not have a material impact on the consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). This amendment requires an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. This ASU was effective for fiscal years beginning after December 15, 2017, and interim periods within those years. As a result of the adoption of this ASU, $95 thousand has been reclassified from salaries and employee benefits expense to other expense within the Company’s consolidated statement of operations for the twelve months

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

ended December 31, 2017. For the twelve months ended December 31, 2018, $423 thousand is presented within other expense that would have been presented within salaries and employee benefits prior to adoption of ASU 2017-07.
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
In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The standard is intended to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application of hedge accounting by preparers. ASU No. 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The Company early adopted this ASU as of January 1, 2018 with a modified retrospective transition. As a result of implementing this standard, the Company reclassified $5 thousand in unrealized losses on derivatives from accumulated other comprehensive income to retained earnings as of January 1, 2018. This ASU will provide more flexibility in the Company’s risk management activities and we believe it will enhance the Company’s ability to employ risk management strategies, while improving the transparency and understanding of those strategies for financial statement users.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update was issued to address a narrow-scope financial reporting issue that arose as a consequence of the change in the tax law. On December 22, 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act (the “Tax Act”) which, among other significant changes, lowers the federal corporate tax rate from 35% to 21% effective January 1, 2018. This update requires a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the enactment of the Tax Act. ASC 740 requires that the tax effects of changes in tax rates be recognized in income tax expense/ (benefit) attributable to continuing operations in the period in which the law is enacted. As a result, the tax effect of accumulated other comprehensive income does not reflect the appropriate tax rate. The amendments in this ASU would eliminate the stranded tax effects associated with the change in the federal corporate income tax rate related to the Tax Act and would improve the usefulness of information reported to financial statement users. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted for public business entities for reporting periods for which financial statements have not yet been issued. The Company adopted this ASU on December 31, 2017 and made a one-time reclassification of $1.5 million from accumulated other comprehensive income to retained earnings, which is reflected in the consolidated statement of changes in shareholders’ equity.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”), and ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). These updates clarify the guidance in ASU 2016-02 which introduced Topic 842, and add an additional transition method for leases. ASU 2018-11 allows entities to initially apply the new leases standard at the adoption date (January 1, 2019 for the Company) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This transition method is in addition to the initial modified retrospective transition method, which would require an entity to initially apply the new leases standard (subject to specific transition requirements and optional practical expedients) at the beginning of the earliest period presented in the financial statements (January 1, 2017 for the Company). This means that starting on January 1, 2017, lessees must recognize lease assets and liabilities for all leases even though those leases may have expired before the effective date. Lessees also must provide the new and enhanced disclosures for each period presented, including the comparative periods. ASU 2018-11 would not require the amended disclosures of Topic 842 for comparative periods. The Company adopted these provisions along with those of ASU 2016-02 as of January 1, 2019, and has elected to use the cumulative effect adjustment transition method, as prescribed by ASU 2018-11.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. Among other changes, this update removes the requirements to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. This update adds to required disclosures for changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and early adoption is permitted. The Company is still assessing the potential disclosure impact for these amendments and whether to adopt the provisions prior to January 1, 2020.

In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”). The amendments in ASU 2018-14 remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. This update is effective on a retrospective basis for the Company beginning January 1, 2021. The Company is still assessing the potential impact for this update and how it applies to the Company’s disclosures surrounding its two non-qualified supplemental executive retirement plans (“SERP”) and a long-term incentive plan (“LTIP”) at one of its affiliate companies.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) (“ASU 2018-15”). The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in ASU 2018-15. This update is effective on a retrospective basis for the Company beginning January 1, 2021. The Company early adopted this update on January 1, 2019. The Company does not believe that this update will have a material impact on the financial statements based on anticipated expenditures.

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting (“ASU 2018-16”). ASU 2018-16 introduces OIS Rate based on the SOFR as an acceptable US benchmark interest for purposed of applying hedge accounting under Topic 815. This update is effective for interim and annual reporting periods beginning after December 15, 2018 because the Company has already adopted ASU 2017-12. The Company adopted this update on January 1, 2019 and the update did not have a significant impact on the consolidated financial statements.

2.RESTRUCTURING
In the first and second quarters of 2016, the Company incurred additional costs of $1.1 million and $0.9 million, respectively, in continued refinement of the management structure within the Wealth Management and Trust segment. This restructuring was related to the acquisition of Banyan Partners, LLC in 2014. Restructuring expenses incurred since the plan of restructuring was first implemented in 2014 totaled $6.4 million, all within the Wealth Management and Trust segment.
In the third and fourth quarters of 2018, the Company incurred restructuring charges of $5.8 million and $2.1 million, respectively, in connection with a previously announced reduction in force to the Company's workforce of approximately 7% of total staffing, as well as other employee benefit and technology related initiatives. The restructuring is intended to improve the Company's operating efficiency and enhance earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents a summary of the restructuring activity for the years ended December 31, 2018, 2017, and 2016.

	Severance Charges	Other Associated Costs	Total
	(In thousands)
Accrued charges at December 31, 2015	$3,305	$—	$3,305
Costs incurred	2,017	—	2,017
Costs paid	(3,345)	—	(3,345)
Accrued charges at December 31, 2016	1,977	—	1,977
Costs incurred	—	—	—
Costs paid	(1,640)	—	(1,640)
Accrued charges at December 31, 2017	337	—	337
Costs incurred	5,457	2,372	7,829
Costs paid	(1,898)	(1,582)	(3,480)
Accrued charges at December 31, 2018	$3,896	$790	$4,686

3.ASSET SALES AND DIVESTITURES

On December 3, 2018, the Company completed the sale of its ownership interest in BOS to the management team of BOS for an upfront cash payment and an eight year revenue sharing agreement with BOS. The Company received $21.1 million of cash at closing and an eight year revenue share that, at signing, had a net present value of $13.9 million. In the fourth quarter of 2018, the Company recorded a pre-tax gain on sale of $18.1 million and $3.5 million related tax expense. The rationale for the sale is to simplify the Company's structure by completing the divestiture of an affiliate that did not align with its strategy of growing the core Wealth Management, Trust, and Commercial and Private Banking business.

On April 13, 2018, the Company completed the sale of its ownership interest in Anchor to the management team of Anchor for an upfront cash payment and future payments. The sale was previously announced in December 2017. The Company received $31.8 million of cash at closing and future payments that, at signing, had a net present value of $15.4 million. The Company’s annual goodwill impairment test for Anchor resulted in a fourth quarter of 2017 goodwill impairment charge of $24.9 million. Anchor’s $58.8 million of assets and $3.2 million of liabilities were classified as held for sale at December 31, 2017. The Company also recorded a loss on sale of $1.3 million representing closing costs of the sale. Income tax expense of $12.7 million was recorded at the time of the closing of the transaction as a result of a book to tax basis difference associated with nondeductible goodwill. The rationale for the sale is to focus the Company’s resources in businesses where we can offer holistic financial advice, along with integrated wealth management, trust, and private banking capabilities. This transaction will also generate additional capital for us to reinvest in a more focused Company.
In 2016, the Company sold two offices in the Southern California market, located in Granada Hills and Burbank, California. The sale consisted of certain assets and $104.0 million of deposits. This sale resulted in a gain of $2.9 million. The rationale for the sale was to better position the Company’s resources within the Southern California market.
In 2009, the Company divested its interests in Westfield Capital Management Company, LP, formerly known as Westfield Capital Management Company, LLC (“Westfield”). The Company retained a 12.5% share in Westfield’s revenues (up to an annual maximum of $11.6 million) through December 2017 subject to certain conditions. Such revenue share payments are included in net income from discontinued operations in the consolidated statements of operations for the period in which the revenue is recognized. The Company received its final payment in the first quarter of 2018. The Company will not receive additional net income from Westfield.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.     INVESTMENT SECURITIES
The following tables present a summary of investment securities:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
At December 31, 2018
Available-for-sale securities at fair value:
U.S. government and agencies	$30,043	$—	$(929)	$29,114
Government-sponsored entities	211,655	—	(3,952)	207,703
Municipal bonds	309,837	2,223	(3,101)	308,959
Mortgage-backed securities (1)	467,239	214	(19,164)	448,289
Total	$1,018,774	$2,437	$(27,146)	$994,065

Held-to-maturity securities at amortized cost:
U.S. government and agencies	$9,898	$2	$—	$9,900
Mortgage-backed securities (1)	60,540	—	(1,845)	58,695
Total	$70,438	$2	$(1,845)	$68,595

Equity securities at fair value:
Money market mutual funds (2)	$14,228	$—	$—	$14,228
Total	$14,228	$—	$—	$14,228

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
At December 31, 2017
Available-for-sale securities at fair value:
U.S. government and agencies	$35,132	$—	$(833)	$34,299
Government-sponsored entities	305,101	22	(2,622)	302,501
Municipal bonds	299,647	4,559	(1,148)	303,058
Mortgage-backed securities (1)	521,753	491	(12,568)	509,676
Total	$1,161,633	$5,072	$(17,171)	$1,149,534

Held-to-maturity securities at amortized cost:
Mortgage-backed securities (1)	$74,576	$—	$(795)	$73,781
Total	$74,576	$—	$(795)	$73,781

Equity securities at fair value:
Money market mutual funds (2)	$20,794	$—	$—	$20,794
Total	$20,794	$—	$—	$20,794
_________________

(1)	All mortgage-backed securities are guaranteed by the U.S. government, U.S. government agencies, or government-sponsored entities.

(2)	Money market mutual funds maintain a constant net asset value of $1.00 and therefore have no unrealized gain or loss.
The following tables present the maturities of available-for-sale investment securities, based on contractual maturity, and the weighted average yields of such securities as of December 31, 2018. Certain securities are callable before their final

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

maturity. Additionally, certain securities (such as mortgage-backed securities) are shown within the table below based on their final (contractual) maturity, but due to prepayments and amortization are expected to have shorter lives.

	U.S. government and agencies (1)			Government-sponsored entities (1)
	Amortized cost	Fair value	Weighted average yield	Amortized cost	Fair value	Weighted average yield
	(In thousands)
Within one year	$9,999	$9,974	1.48%	$56,222	$56,014	1.76%
After one, but within five years	10,095	9,802	1.74%	119,301	117,124	1.94%
After five, but within ten years	9,949	9,338	1.70%	36,132	34,565	2.05%
Greater than ten years	—	—	—%	—	—	—%
Total	$30,043	$29,114	1.64%	$211,655	$207,703	1.91%

	Municipal bonds (1)			Mortgage-backed securities (3)
	Amortized cost	Fair value	Weighted average yield (2)	Amortized cost	Fair value	Weighted average yield
	(In thousands)
Within one year	$15,981	$15,957	1.86%	$35	$35	4.56%
After one, but within five years	43,351	43,327	2.45%	69,607	67,370	2.16%
After five, but within ten years	52,485	52,733	3.16%	202,899	193,719	2.14%
Greater than ten years	198,020	196,942	3.42%	194,698	187,165	2.14%
Total	$309,837	$308,959	3.16%	$467,239	$448,289	2.14%

The following table presents the maturities of held-to-maturity investment securities, based on contractual maturity, and the weighted average yields of such securities as of December 31, 2018:

	U.S. government and agencies (1)			Mortgage-backed securities (3)
	Amortized cost	Fair value	Weighted average yield	Amortized cost	Fair value	Weighted average yield
	(In thousands)
Within one year	$9,898	$9,900	2.52%	$—	$—	—%
After one, but within five years	—	—	—%	—	—	—%
After five, but within ten years	—	—	—%	45,979	44,591	2.21%
Greater than ten years	—	—	—%	14,561	14,104	2.46%
Total	$9,898	$9,900	2.52%	$60,540	$58,695	2.27%

The following table presents the maturities of equity securities, based on contractual maturity, and the weighted average yields of such securities as of December 31, 2018:

	Money market mutual funds
	Amortized cost	Fair value	Weighted average yield
	(In thousands)
Within one year	$14,228	$14,228	2.14%
After one, but within five years	—	—	—%
After five, but within ten years	—	—	—%
Greater than ten years	—	—	—%
Total	$14,228	$14,228	2.14%
___________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1)	Certain securities are callable before their final maturity.

(2)	Yields shown on a fully taxable equivalent (“FTE”) basis.

(3)	Mortgage-backed securities are shown based on their final (contractual) maturity, but, due to prepayments, they are expected to have shorter lives.
The weighted average remaining maturity at December 31, 2018 was 7.7 years for available-for-sale investment securities, with $217.0 million of available-for-sale investment securities callable before maturity. The weighted average remaining maturity at December 31, 2017 was 8.1 years for available-for-sale investment securities, with $184.9 million of available-for-sale investment securities callable before maturity.
The weighted average remaining maturity for held-to-maturity investment securities was 11.0 years and 11.9 years at December 31, 2018 and December 31, 2017, respectively.
The following table presents the proceeds from sales, gross realized gains and gross realized losses for available-for-sale investment securities that were sold or called during the following periods as well as changes in fair value of equity securities as prescribed by ASC 321, Investment- Equity Securities. ASU 2016-01, Recognition and Measurements of Financial Assets and Financial Liabilities was adopted on January 1, 2018, at which time a cumulative effect adjustment of $339 thousand was recorded to reclassify the amount of accumulated unrealized gains related to equity securities from accumulated other comprehensive income to retained earnings.

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Proceeds from sales	$53,412	$81,221	$11,135
Realized gains	7	519	522
Realized losses	(597)	(143)	(1)
Change in unrealized gain/ (loss) on equity securities reflected in the consolidated statement of operations	(23)	n/a	n/a
The following tables present information regarding securities at December 31, 2018 and 2017 having temporary impairment, due to the fair values having declined below the amortized cost of the individual securities, and the time period that the investments have been temporarily impaired.

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Number of securities
	(In thousands, except number of securities)
December 31, 2018
Available-for-sale securities
U.S. government and agencies	$—	$—	$29,114	$(929)	$29,114	$(929)	5
Government-sponsored entities	—	—	207,703	(3,952)	207,703	(3,952)	32
Municipal bonds	25,394	(128)	130,209	(2,973)	155,603	(3,101)	85
Mortgage-backed securities (1)	2,469	(11)	433,888	(19,153)	436,357	(19,164)	110
Total	$27,863	$(139)	$800,914	$(27,007)	$828,777	$(27,146)	232

Held-to-maturity securities
Mortgage-backed securities (1)	$—	$—	$58,695	$(1,845)	$58,695	$(1,845)	16
Total	$—	$—	$58,695	$(1,845)	$58,695	$(1,845)	16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Number of securities
	(In thousands, except number of securities)
December 31, 2017
Available-for-sale securities
U.S. government and agencies	$14,902	$(79)	$19,397	$(754)	$34,299	$(833)	6
Government-sponsored entities	220,275	(1,350)	38,273	(1,272)	258,548	(2,622)	36
Municipal bonds	46,112	(131)	50,842	(1,017)	96,954	(1,148)	63
Mortgage-backed securities (1)	97,117	(903)	386,785	(11,665)	483,902	(12,568)	103
Total	$378,406	$(2,463)	$495,297	$(14,708)	$873,703	$(17,171)	208

Held-to-maturity securities
Mortgage-backed securities (1)	$59,218	$(534)	$14,563	$(261)	$73,781	$(795)	16
Total	$59,218	$(534)	$14,563	$(261)	$73,781	$(795)	16
___________________

(1)	All mortgage-backed securities are guaranteed by the U.S. government, U.S. government agencies, or government-sponsored entities.
As of December 31, 2018, the U.S. government and agencies securities, government-sponsored entities securities and mortgage-backed securities in the first table above had current Standard and Poor's credit rating of AAA. The municipal bonds in the first table above had a current Standard and Poor’s credit rating of at least AA-. At December 31, 2018, the Company does not consider these investments other-than-temporarily impaired as the decline in fair value on investments is primarily attributed to changes in interest rates and not credit quality.
At December 31, 2018 and December 31, 2017, the amount of investment securities in an unrealized loss position greater than 12 months, as well as in total, was primarily due to changes in interest rates and not due to credit quality. As of December 31, 2018, the Company had no intent to sell any securities in an unrealized loss position and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized loss amounts. Subsequent to December 31, 2018 and through the date of the filing of this Annual Report on Form 10-K, no securities were downgraded to below investment grade, nor were any securities in an unrealized loss position sold.
The following table presents the concentration of securities with any one issuer that exceeds 10% of shareholders’ equity as of December 31, 2018:

	Amortized cost	Fair value
	(In thousands)
Government National Mortgage Association	$81,247	$78,482
Federal Home Loan Mortgage Corporation	321,097	308,914
Federal Home Loan Bank	109,761	107,661
Federal National Mortgage Association	207,283	200,007
Total	$719,388	$695,064
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
The Company amortizes its investment in the low income housing tax credits using the proportional amortization method. Under the proportional amortization method, the Company amortizes the cost of its investment, in proportion to the tax credits and other tax benefits it receives to income tax expense. Included in income tax expense was amortization of $3.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

million, $2.7 million, and $1.6 million for the years ending December 31, 2018, 2017 and 2016, respectively. Also included in income tax expense were the related tax benefits of $2.9 million, $2.2 million and $1.7 million for the years ending December 31, 2018, 2017, and 2016, respectively.
The Company had $54.4 million and $39.4 million in cost method investments included in other assets as of December 31, 2018 and December 31, 2017, respectively. In addition, the Company had $23.0 million and $11.5 million in unadvanced funds related to commitments in these investments as of December 31, 2018 and 2017, respectively.
Under the proportional amortization method, an investment must be tested for impairment when events or changes in circumstances indicate that it is more likely than not that the carrying amount of the investment will not be realized. There was no indication of impairment for the years ending December 31, 2018 and 2017.

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
The following table presents a summary of the loan portfolio based on the portfolio segment as of the dates indicated:

	December 31, 2018	December 31, 2017
	(In thousands)
Commercial and industrial	$623,037	$520,992
Commercial tax-exempt	451,671	418,698
Total commercial and industrial	1,074,708	939,690
Commercial real estate	2,395,692	2,440,220
Construction and land	240,306	164,990
Residential	2,948,973	2,682,533
Home equity	90,421	99,958
Consumer and other	143,058	177,637
Total	$6,893,158	$6,505,028
The following table presents nonaccrual loans receivable by class of receivable as of the dates indicated:

	December 31, 2018	December 31, 2017
	(In thousands)
Commercial and industrial	$2,554	$748
Commercial tax-exempt	—	—
Total commercial and industrial	2,554	748
Commercial real estate	546	1,985
Construction and land	—	110
Residential	7,914	8,470
Home equity	3,031	2,840
Consumer and other	12	142
Total	$14,057	$14,295

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, although infrequent, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans 90 days or more past due, but still accruing, as of December 31, 2018 and 2017. The Bank’s policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six consecutive months). For TDRs, a return to accrual status generally requires timely payments for a period of six months in accordance with the restructured loan terms, along with meeting other criteria.
The following tables show the payment status of loans receivable by class of receivable as of the dates indicated:

	December 31, 2018
	Accruing Past Due			Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Total Accruing Past Due	Current	30-89 Days Past Due	90 Days or Greater Past Due	Total Non- accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$9,794	$—	$9,794	$979	$—	$1,575	$2,554	$610,689	$623,037
Commercial tax-exempt	—	—	—	—	—	—	—	451,671	451,671
Commercial real estate	—	—	—	—	—	546	546	2,395,146	2,395,692
Construction and land	—	—	—	—	—	—	—	240,306	240,306
Residential	6,477	366	6,843	2,639	716	4,559	7,914	2,934,216	2,948,973
Home equity	252	350	602	—	48	2,983	3,031	86,788	90,421
Consumer and other	17	5,043	5,060	8	4	—	12	137,986	143,058
Total	$16,540	$5,759	$22,299	$3,626	$768	$9,663	$14,057	$6,856,802	$6,893,158

	December 31, 2017
	Accruing Past Due			Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Total Accruing Past Due	Current	30-89 Days Past Due	90 Days or Greater Past Due	Total Non- accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$10,903	$849	$11,752	$355	$—	$393	$748	$508,492	$520,992
Commercial tax-exempt	—	—	—	—	—	—	—	418,698	418,698
Commercial real estate	4,043	—	4,043	163	—	1,822	1,985	2,434,192	2,440,220
Construction and land	—	—	—	—	—	110	110	164,880	164,990
Residential	7,239	1,635	8,874	805	3,172	4,493	8,470	2,665,189	2,682,533
Home equity	355	—	355	—	71	2,769	2,840	96,763	99,958
Consumer and other	24	—	24	17	125	—	142	177,471	177,637
Total	$22,564	$2,484	$25,048	$1,340	$3,368	$9,587	$14,295	$6,465,685	$6,505,028
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The past due status of a loan is determined in accordance with its contractual repayment terms. All loan types are reported past due when one scheduled payment is due and unpaid for 30 days or more.
The following tables present the loan portfolio’s credit risk profile by internally assigned grade and class of receivable as of the dates indicated:

	December 31, 2018
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Classified (1)	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$581,278	$16,213	$22,992	$2,554	$623,037
Commercial tax-exempt	444,835	2,785	4,051	—	451,671
Commercial real estate	2,314,223	53,871	27,052	546	2,395,692
Construction and land	234,647	5,659	—	—	240,306
Residential	2,941,059	—	—	7,914	2,948,973
Home equity	87,390	—	—	3,031	90,421
Consumer and other	143,046	—	—	12	143,058
Total	$6,746,478	$78,528	$54,095	$14,057	$6,893,158

	December 31, 2017
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Classified (1)	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$496,395	$12,898	$10,951	$748	$520,992
Commercial tax-exempt	413,139	5,559	—	—	418,698
Commercial real estate	2,346,833	56,947	34,455	1,985	2,440,220
Construction and land	146,514	11,770	6,596	110	164,990
Residential	2,672,714	—	1,349	8,470	2,682,533
Home equity	97,118	—	—	2,840	99,958
Consumer and other	177,494	—	1	142	177,637
Total	$6,350,207	$87,174	$53,352	$14,295	$6,505,028
___________________
(1) Accruing Classified includes both Substandard and Doubtful classifications.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present, by class of receivable, the balance of impaired loans with and without a related allowance, the associated allowance for those impaired loans with a related allowance, and the total unpaid principal on impaired loans:

	As of and for the year ended December 31, 2018
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$1,435	$2,397	n/a	$1,614	$69
Commercial tax-exempt	—	—	n/a	—	—
Commercial real estate	546	900	n/a	2,002	1,544
Construction and land	—	—	n/a	50	16
Residential	8,403	8,764	n/a	9,638	408
Home equity	990	990	n/a	1,041	24
Consumer and other	—	—	n/a	—	—
Subtotal	$11,374	$13,051	n/a	$14,345	$2,061
With an allowance recorded:
Commercial and industrial	$1,770	$1,972	$598	$631	$15
Commercial tax-exempt	—	—	—	—	—
Commercial real estate	—	—	—	4,087	705
Construction and land	—	—	—	—	—
Residential	780	780	75	785	22
Home equity	1,719	1,719	562	959	11
Consumer and other	—	—	—	10	3
Subtotal	$4,269	$4,471	$1,235	$6,472	$756
Total:
Commercial and industrial	$3,205	$4,369	$598	$2,245	$84
Commercial tax-exempt	—	—	—	—	—
Commercial real estate	546	900	—	6,089	2,249
Construction and land	—	—	—	50	16
Residential	9,183	9,544	75	10,423	430
Home equity	2,709	2,709	562	2,000	35
Consumer and other	—	—	—	10	3
Total	$15,643	$17,522	$1,235	$20,817	$2,817
___________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of and for the year ended December 31, 2017
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$1,434	$2,238	n/a	$1,594	$50
Commercial tax-exempt	—	—	n/a	1,001	80
Commercial real estate	1,832	3,453	n/a	3,098	1,546
Construction and land	109	109	n/a	172	—
Residential	9,337	9,709	n/a	9,033	360
Home equity	1,779	1,779	n/a	413	—
Consumer and other	—	—	n/a	—	—
Subtotal	$14,491	$17,288	n/a	$15,311	$2,036
With an allowance recorded:
Commercial and industrial	$242	$242	$58	$156	$4
Commercial tax-exempt	—	—	—	—	—
Commercial real estate	6,855	7,284	362	6,980	322
Construction and land	—	—	—	—	—
Residential	828	828	89	2,469	89
Home equity	36	36	20	36	1
Consumer and other	125	250	125	10	—
Subtotal	$8,086	$8,640	$654	$9,651	$416
Total:
Commercial and industrial	$1,676	$2,480	$58	$1,750	$54
Commercial tax-exempt	—	—	—	1,001	80
Commercial real estate	8,687	10,737	362	10,078	1,868
Construction and land	109	109	—	172	—
Residential	10,165	10,537	89	11,502	449
Home equity	1,815	1,815	20	449	1
Consumer and other	125	250	125	10	—
Total	$22,577	$25,928	$654	$24,962	$2,452
____________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, if applicable, which was applied to principal.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2018 the Bank has pledged $2.6 billion of loans in a blanket lien agreement with the FHLB. The Bank also has $540.0 million of loans pledged as collateral at the FRB for access to their discount window. As of December 31, 2017, the Bank had pledged $2.5 billion of loans to the FHLB and $572.1 million of loans to the FRB.
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. As of December 31, 2018 and 2017, TDRs totaled $8.0 million and $13.6 million, respectively. As of December 31, 2018, $3.8 million of the $8.0 million of TDRs were on accrual status. As of December 31, 2017, $11.1 million of the $13.6 million of TDRs were on accrual status. As of December 31, 2018 and 2017, the Company had no commitments to lend additional funds to debtors for loans whose terms had been modified in a troubled debt restructuring.
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
The following tables present the balance of TDRs that were restructured or defaulted during the periods indicated:

As of and for the year ended December 31, 2018
	Restructured Year to Date			TDRs that defaulted that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
(In thousands, except number of loans)
Commercial and industrial	3	$1,249	$1,249	1	$150
Commercial tax-exempt	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Residential	2	2,175	2,210	—	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	5	$3,424	$3,459	1	$150

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of and for the year ended December 31, 2018
	Extension of Term		Temporary Rate Reduction		Payment Deferral		Combination of Concessions (1)		Total Concessions
	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment
(In thousands, except number of loans)
Commercial and industrial	2	$250	—	$—	—	$—	1	$999	3	$1,249
Commercial tax-exempt	—	—	—	—	—	—	—	—	—	$—
Commercial real estate	—	—	—	—	—	—	—	—	—	$—
Construction and Land	—	—	—	—	—	—	—	—	—	$—
Residential	—	—	2	2,210	—	—	—	—	2	$2,210
Home Equity	—	—	—	—	—	—	—	—	—	$—
Consumer and other	—	—	—	—	—	—	—	—	—	$—

As of and for the year ended December 31, 2017
	Restructured Year to Date			TDRs that defaulted that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
(In thousands, except number of loans)
Commercial and industrial	—	$—	$—	—	$—
Commercial tax-exempt	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Residential (1)	1	108	109	—	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	1	$108	$109	—	$—
____________________

(1)	Represents the following type of concession: temporary reduction of interest rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Loan participations serviced for others and loans serviced for others are not included in the Company's total loans. The following table presents a summary of the loan participations serviced for others and loans serviced for others based on class of receivable as of the dates indicated:

	December 31, 2018	December 31, 2017
	(In thousands)
Commercial and industrial	$8,024	$8,484
Commercial tax-exempt	19,105	19,805
Commercial real estate	60,688	49,783
Construction and land	39,966	37,840
Total loan participations serviced for others	$127,783	$115,912

Residential	$33,168	$41,440
Total loans serviced for others	$33,168	$41,440
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
Total loans include deferred loan origination (fees)/ costs, net, of $8.5 million and $6.9 million as of December 31, 2018 and 2017, respectively.

6.    ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $75.3 million and $74.7 million at December 31, 2018 and 2017, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present a summary of the changes in the allowance for loan losses for the periods indicated:

	As of and for the year ended December 31,
	2018	2017	2016
	(In thousands)
Allowance for loan losses, beginning of year:
Commercial and industrial	$11,735	$12,751	$15,814
Commercial real estate	46,820	50,412	44,215
Construction and land	4,949	3,039	6,322
Residential	9,773	10,449	10,544
Home equity	835	1,035	1,085
Consumer and other	630	391	520
Total allowance for loan losses, beginning of year	74,742	78,077	78,500
Loans charged-off:
Commercial and industrial	(709)	(393)	(2,851)
Commercial real estate	(135)	—	—
Construction and land	—	—	(400)
Residential	(16)	(58)	(605)
Home equity	—	—	—
Consumer and other	(39)	(412)	(93)
Total charge-offs	(899)	(863)	(3,949)
Recoveries on loans previously charged-off:
Commercial and industrial	680	472	3,212
Commercial real estate	2,389	4,621	6,040
Construction and land	—	25	1,117
Residential	429	47	65
Home equity	1	—	—
Consumer and other	168	32	27
Total recoveries	3,667	5,197	10,461
Provision/ (credit) for loan losses:
Commercial and industrial	4,206	(1,095)	(3,424)
Commercial real estate	(7,140)	(8,213)	157
Construction and land	1,073	1,885	(4,000)
Residential	(160)	(665)	445
Home equity	448	(200)	(50)
Consumer and other	(625)	619	(63)
Total provision/(credit) for loan losses	(2,198)	(7,669)	(6,935)

Allowance for loan losses at December 31 (end of year):
Commercial and industrial	15,912	11,735	12,751
Commercial real estate	41,934	46,820	50,412
Construction and land	6,022	4,949	3,039
Residential	10,026	9,773	10,449
Home equity	1,284	835	1,035
Consumer and other	134	630	391
Total allowance for loan losses at December 31 (end of year)	$75,312	$74,742	$78,077

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The allowance for loan losses is an estimate of the inherent risk of loss in the loan portfolio as of the consolidated balance sheet dates. Management estimates the level of the allowance based on all relevant information available. Changes to the required level in the allowance result in either a provision for loan loss expense, if an increase is required, or a credit to the provision, if a decrease if required. Loan losses are charged to the allowance when available information confirms that specific loans or portions thereof, are uncollectable. Recoveries on loans previously charged-off are credited to the allowance when received in cash or when the Bank takes possession of other assets.
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
The following tables present the Company’s allowance for loan losses and loan portfolio at December 31, 2018 and 2017 by portfolio segment, disaggregated by method of impairment analysis. The Company had no loans acquired with deteriorated credit quality at December 31, 2018 or 2017.

	December 31, 2018
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses
	(In thousands)
Commercial and industrial	$3,205	$598	$1,071,503	$15,314	$1,074,708	$15,912
Commercial real estate	546	—	2,395,146	41,934	2,395,692	41,934
Construction and land	—	—	240,306	6,022	240,306	6,022
Residential	9,183	75	2,939,790	9,951	2,948,973	10,026
Home equity	2,709	562	87,712	722	90,421	1,284
Consumer and other	—	—	143,058	134	143,058	134
Total	$15,643	$1,235	$6,877,515	$74,077	$6,893,158	$75,312

	December 31, 2017
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses
	(In thousands)
Commercial and industrial	$1,676	$58	$938,014	$11,677	$939,690	$11,735
Commercial real estate	8,687	362	2,431,533	46,458	2,440,220	46,820
Construction and land	109	—	164,881	4,949	164,990	4,949
Residential	10,165	89	2,672,368	9,684	2,682,533	9,773
Home equity	1,815	20	98,143	815	99,958	835
Consumer and other	125	125	177,512	505	177,637	630
Total	$22,577	$654	$6,482,451	$74,088	$6,505,028	$74,742

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.    PREMISES AND EQUIPMENT
Premises and equipment consisted of the following:

	As of December 31,
	2018	2017
	(In thousands)
Leasehold improvements	$50,489	$51,161
Furniture, fixtures, and equipment	51,921	39,618
Buildings	3,159	3,159
Subtotal	105,569	93,938
Less: accumulated depreciation	60,157	56,298
Premises and equipment, net	$45,412	$37,640
Depreciation expense related to premises and equipment was $10.7 million, $8.1 million, and $6.8 million for the years ended December 31, 2018, 2017, and 2016, respectively.
The Company is obligated for minimum payments under non-cancelable operating leases. In accordance with the terms of these leases, the Company is currently committed to minimum annual payments as follows:

Minimum lease payments
(In thousands)
2019	$20,053
2020	19,344
2021	19,064
2022	18,802
2023	16,552
Thereafter	41,412
Total	$135,227
Rent expense for the years ended December 31, 2018, 2017, and 2016 was $21.3 million, $21.4 million and $19.6 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.     GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The following tables detail the changes in carrying value of goodwill by segment during the years ended December 31, 2018 and 2017.

	As of December 31, 2017	Divestitures	As of December 31, 2018
	(In thousands)
Goodwill
Private Banking	$—	$—	$—
Wealth Management and Trust	34,777	—	34,777
Affiliate Partners (2)	40,821	(17,991)	22,830
Total goodwill	$75,598	$(17,991)	57,607

	As of December 31, 2016	Impairment	Transfer to held for sale (1)	As of December 31, 2017
	(In thousands)
Goodwill
Private Banking	$—	$—	$—	$—
Wealth Management and Trust	34,777	—	—	34,777
Affiliate Partners	107,777	(24,901)	(42,055)	40,821
Total goodwill	$142,554	$(24,901)	$(42,055)	$75,598
___________________

(1)	Remaining goodwill of Anchor was classified as held for sale as of December 31, 2017. Goodwill was eliminated at the time of the closing of the sale of Anchor in the second quarter of 2018.
(2) Sale of the Company's entire ownership interest in BOS closed in December 2018.
The following table details total goodwill and the cumulative impairment charges thereon as of December 31, 2018 and 2017:

	Goodwill prior to impairment	Cumulative goodwill impairment	Goodwill
	(In thousands)
Private Banking	$34,281	$(34,281)	$—
Wealth Management and Trust	44,305	(9,528)	34,777
Affiliate Partners (1)	97,992	(75,162)	22,830
Total goodwill at December 31, 2018	$176,578	$(118,971)	$57,607

Private Banking	$34,281	$(34,281)	$—
Wealth Management and Trust	44,305	(9,528)	34,777
Affiliate Partners (2)	115,983	(75,162)	40,821
Total goodwill at December 31, 2017	$194,569	$(118,971)	$75,598
___________________

(1)	Sale of the Company's entire ownership interest in BOS closed in December 2018.

(2)	Remaining goodwill of Anchor was classified as held for sale as of December 31, 2017 and was eliminated when the sale was closed in April 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In 2018 and 2017, the Company recorded no additional goodwill.
Management performed its annual goodwill and indefinite-lived intangible asset impairment testing during the fourth quarter of 2018 for applicable reporting units. There was no additional testing required for long-lived intangible assets in 2018.
2018 Impairment testing and results
Management performed its annual goodwill and indefinite-lived intangible asset impairment testing during the fourth quarter of 2018 for applicable reporting units. For the 2018 testing, Step 0 was performed for Boston Private Wealth and KLS. Based on the qualitative factors assessed in Step 0 test for Boston Private Wealth and KLS, no additional testing was required. Neither Boston Private Bank nor DGHM has any goodwill as of December 31, 2018.
2017 Impairment testing and results
For the 2017 testing, Step 0 was performed for BOS and KLS. Based on the qualitative factors assessed in the Step 0 tests for BOS and KLS, no additional testing was required. A Step 1 test was performed for Boston Private Wealth and Anchor. The results of the Step 1 test for Boston Private Wealth indicated that the fair value exceeded the carrying value, and therefore no goodwill impairment was evident. Neither Boston Private Bank nor DGHM have any goodwill.
In December 2017, while the Company was performing the Step 1 test for Anchor, the Company entered into an agreement to sell its entire ownership interest in Anchor. The Company’s annual goodwill impairment test for Anchor resulted in a goodwill impairment charge of $24.9 million in the fourth quarter of 2017. The decline in fair value and the related goodwill impairment was related to the fair market value impacts of the Anchor sale transaction. Due to the terms of the transaction that were required for a mutual agreement, the fair value obtained was substantially below the carrying value. The fair value was based on the terms of the sale transaction. The transaction closed during in the first quarter of 2018.
Intangible assets
The following table shows the gross and net carrying amounts of identifiable intangible assets at December 31, 2018 and 2017:

	2018			2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(In thousands)
Advisory contracts (1) (2)	$30,859	$18,632	$12,227	$37,313	$21,370	$15,943
Trade names (2)	—	—	—	140	—	140
Total	$30,859	$18,632	$12,227	$37,453	$21,370	$16,083
___________________

(1)	Intangible assets of Anchor were classified as held for sale as of December 31, 2017 and were eliminated when the sale were closed in April 2018.

(2)	Sale of the company's entire ownership interest in BOS closed in December 2018.
The Company recorded no additional identifiable intangible assets in 2018 or 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Consolidated expense related to intangible assets subject to amortization was $2.9 million, $5.6 million, and $6.3 million for 2018, 2017, and 2016, respectively.
Management reviews, and adjusts if necessary, intangible asset amortization schedules to ensure that the remaining life on the amortization schedule accurately reflects the useful life of the intangible asset. The weighted average amortization period of these intangible assets is 5.75 years.
The estimated annual amortization expense for these identifiable intangibles over the next five years is:

Estimated intangible amortization expense
(In thousands)
2019	$2,654
2020	2,393
2021	1,915
2022	1,915
2023	1,915
2024 and thereafter	1,435

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
The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2018 and 2017.

	December 31, 2018				December 31, 2017
	Asset derivatives		Liability derivatives		Asset derivatives		Liability derivatives
	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$553	Other liabilities	$—	Other assets	$555	Other liabilities	$80
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	21,889	Other liabilities	22,385	Other assets	18,575	Other liabilities	18,953
Foreign exchange contracts	Other assets	—	Other liabilities	—	Other assets	2	Other liabilities	2
Risk participation agreements	Other assets	2	Other liabilities	152	Other assets	1	Other liabilities	108
Total		$22,444		$22,537		$19,133		$19,143
___________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1)	For additional details, see Part II. Item 8. “Financial Statements and Supplementary Data - Note 21: Fair Value Measurements.”
The following table presents the effect of the Company’s derivative financial instruments in the consolidated statement of operations for the years ended December 31, 2018 and 2017.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (1) Years Ended December 31,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Years Ended December 31,
	2018	2017		2018	2017
(In thousands)
Interest rate products	$990	$336	Interest Expense	$(907)	$(1,168)
Total	$990	$336		$(907)	$(1,168)
___________________

(1)
There was an additional $11 thousand loss related to the ineffective portion for the year ended December 31, 2017. The guidance in ASU 2017-12 requires that amounts in accumulated other comprehensive income that are included in the assessment of effectiveness should be reclassified into earnings in the same period in which the hedged forecasted transactions impact earnings. Transition guidance for this ASU further states that upon adoption, previously recorded cumulative ineffectiveness for cash flow hedges existing at the adoption date be eliminated by means of a cumulative-effect adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the initial application date. There was a $5 thousand reclassification related to the adoption of ASU 2017-12 effective January 1, 2018.

The Bank has agreements with its derivative counterparties that contain provisions where, if the Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Bank could also be declared in default on its derivative obligations. The Bank was in compliance with these provisions as of December 31, 2018 and 2017.
The Bank also has agreements with certain of its derivative counterparties that contain provisions where, if the Bank fails to maintain its status as a well- or adequately-capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations under the agreements. The Bank was in compliance with these provisions as of December 31, 2018 and 2017.
Certain of the Bank’s agreements with its derivative counterparties contain provisions where if specified events or conditions occur that materially change the Bank’s creditworthiness in an adverse manner, the Bank may be required to fully collateralize its obligations under the derivative instruments. The Bank was in compliance with these provisions as of December 31, 2018 and 2017.
As of December 31, 2018 and 2017, the termination amounts related to collateral determinations of derivatives in a liability position were $2.2 million and $3.1 million, respectively. The Company has minimum collateral posting thresholds with its derivative counterparties. As of December 31, 2018, the Company has no pledged securities. As of December 31, 2017, the Company had pledged securities with a market value of $2.3 million against its obligations under these agreements. The collateral posted is typically greater than the current liability position; however, due to timing of liability position changes at period end, the funding of a collateral shortfall may take place shortly following period end.
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
To accomplish this objective and strategy, the Bank has entered into a total of four interest rate swaps, one during 2017 with an effective date of March 22, 2017 and three during 2013 with effective dates of June 1, 2014, March 1, 2014, and August 1, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The one interest rate swap entered into during 2017 has a notional amount of $60 million with a term of 2.25 years. This interest rate swap will effectively fix the Bank’s interest payments on $60 million in interest-related cash outflows attributable to changes in the LIBOR component of FHLB borrowing liabilities at a rate of 1.65%. The borrowings hedged will initially be expected to be issuances and quarterly rollovers of 3-month FHLB advances but may also then include future issuances of 3-month repurchase agreements with similar characteristics and/or future issuances of either floating or fixed rate borrowings that are issued with the specific intent to replace the quarterly rollovers of the advances or repurchase agreements.
The three interest rate swaps entered into during 2013 each have a notional amount of $25 million and have terms ranging from five to six years from their respective effective dates. The interest rate swaps effectively fix the Bank’s interest payments on $75 million of its LIBOR-indexed deposit liabilities at rates between 1.68% and 2.03%, and a weighted average rate of 1.82%.
Prior to the implementation of ASU 2017-12, which was implemented on a modified retrospective basis on January 1, 2018, the Company used the “Hypothetical Derivative Method” described in ASC 815, Derivatives and Hedging (“ASC 815”), for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. Under this method, the Company assessed the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The effective portion of changes in the fair value of the derivative was initially reported in other comprehensive income (“OCI”) (outside of earnings) and subsequently reclassified to earnings in interest and dividend income when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge was recorded as a gain or loss in the consolidated statement of operations as part of fees and other income. There was an immaterial amount of hedge ineffectiveness during the years ended December 31, 2018 and December 31, 2017. The Company also monitors the risk of counterparty default on an ongoing basis.
Upon implementation of ASU 2017-12, for derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. A portion of the balance reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made or received on the Company’s interest rate swaps. During the next twelve months, the Company estimates that $0.6 million will be reclassified as a decrease in interest expense. The Company monitors the risk of counterparty default on an ongoing basis.
Non-designated Hedges
Derivatives not designated as hedges are not speculative and result from two different services the Bank provides to qualified commercial clients. The Bank offers certain derivative products directly to such clients. The Bank economically hedges derivative transactions executed with commercial clients by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of these programs are not designated in ASC 815-qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset through earnings. The net effect on earnings is primarily driven by changes in the credit valuation adjustment (“CVA”). The CVA represents the dollar amount of fair value adjustment related to nonperformance risk of both the Bank and its counterparties. Fees earned in connection with the execution of derivatives related to this program are recognized in the consolidated statement of operations in other income. As of December 31, 2018 and 2017, the Bank had 160 and 142 derivatives, respectively, related to this program, comprised of interest rate swaps and caps, with an aggregate notional amount of $1.3 billion and $1.1 billion, respectively, as of December 31, 2018 and 2017. As of December 31, 2018, there were two foreign currency exchange contracts with an aggregate notional amount of $0.1 million and, as of December 31, 2017, there were three foreign currency exchange contract with an aggregate notional amount of $0.2 million.
In addition, as a participant lender, the Bank has guaranteed performance on the pro-rated portion of swaps executed by other financial institutions. As the participant lender, the Bank is providing a partial guarantee, but is not a direct party to the related swap transactions. The Bank has no obligations under the risk participation agreements unless the borrower defaults on their swap transaction with the lead bank and the swap is in a liability position to the borrower. In that instance, the Bank has agreed to pay the lead bank a portion of the swap’s termination value at the time of the default. The derivative transactions entered into as part of these agreements are not designated, as per ASC 815, as qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. As of December 31, 2018, there were seven of these risk participation agreements with an aggregate notional amount of $59.8 million and, as of December 31, 2017, there were six of these risk participation transactions with an aggregate notional amount of $48.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Bank has also participated out to other financial institutions a pro-rated portion of four swaps executed by the Bank. The other financial institution has no obligations under the risk participation agreements unless the borrowers default on their swap transactions with the Bank and the swaps are in liability positions to the borrower. In those instances, the other financial institution has agreed to pay the Bank a portion of the swap’s termination value at the time of the default. The derivative transactions entered into as part of these agreements are not designated, as per ASC 815, as qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. As of December 31, 2018, there were four of these risk participation transactions with a pro-rated notional amount of $20.7 million. As of December 31, 2017, there were two of these risk participation transactions with a pro-rated notional amount of $6.1 million.
The following table presents the effect of the Bank’s derivative financial instruments, not designated as hedging instruments, in the consolidated statement of operations for the years ended December 31, 2018, 2017 and 2016.

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss), Net, Recognized in Income on Derivatives for Years Ended December 31,
		2018	2017	2016
		(In thousands)
Interest rate products	Other income/(expense)	$(118)	$(851)	$596
Risk participation agreements	Other income/(expense)	158	354	4
Total		$40	$(497)	$600
10.    DEPOSITS
Deposits are summarized as follows:

	December 31,
	2018	2017
	(In thousands)
Demand deposits (non-interest bearing)	$1,951,274	$2,025,690
Savings and NOW (1)	700,520	716,296
Money market (1)	3,338,891	3,121,811
Certificates of deposit under $100,000 (1)	265,883	250,070
Certificates of deposit $100,000 or more to less than $250,000 (1)	98,120	82,665
Certificates of deposit $250,000 or more	426,482	313,714
Total	$6,781,170	$6,510,246
___________________

(1)	Includes brokered deposits.
Certificates of deposit had the following schedule of maturities:

	December 31,
	2018	2017
	(In thousands)
Less than 3 months remaining	$239,789	$214,594
3 to 6 months remaining	220,136	183,780
6 to 12 months remaining	235,337	133,873
Total due within 1 year	695,262	532,247
1 to 2 years remaining	91,945	79,926
2 to 3 years remaining	2,887	32,165
3 to 4 years remaining	21	2,083
4 to 5 years remaining	—	25
More than 5 years remaining	370	3
Total	$790,485	$646,449

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Interest expense on certificates of deposit $100,000 or greater was $5.5 million, $3.1 million and $2.0 million for the years ended December 31, 2018, 2017, and 2016, respectively. At December 31, 2018 and 2017, there was $1.0 million and $0.4 million of overdrawn deposit accounts reclassified to loans, respectively.

11.    FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

	Federal Funds Purchased	Securities Sold Under Agreements to Repurchase
	(In thousands)
2018
Outstanding at end of year	$250,000	$36,928
Maximum outstanding at any month-end	250,000	85,257
Average balance for the year	36,722	65,370
Weighted average rate at end of year	2.64%	0.15%
Weighted average rate paid for the year	1.89%	0.11%
2017
Outstanding at end of year	$30,000	$32,169
Maximum outstanding at any month-end	100,000	67,249
Average balance for the year	22,742	58,872
Weighted average rate at end of year	1.50%	0.09%
Weighted average rate paid for the year	1.19%	0.09%
2016
Outstanding at end of year	$80,000	$59,624
Maximum outstanding at any month-end	180,000	77,466
Average balance for the year	29,542	66,282
Weighted average rate at end of year	0.75%	0.05%
Weighted average rate paid for the year	0.54%	0.05%
The federal funds purchased generally mature overnight from the transaction date.
Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature. In a repurchase agreement transaction, the Bank will generally sell an investment security, agreeing to repurchase either the same or a substantially identical security on a specified later date at a price slightly greater than the original sales price. The difference in the sale price and repurchase price is the cost of the use of the proceeds, or interest expense. Repurchase transactions are accounted for as financing arrangements rather than as sales of such securities, and the obligation to repurchase such securities is reflected as a liability in the Company’s consolidated balance sheets. The securities underlying the agreements remain under the Company’s control. Investment securities with a fair value of $193.7 million and $144.3 million were pledged as collateral for the securities sold under agreements to repurchase at December 31, 2018 and 2017, respectively.
As of December 31, 2018 and 2017, the Bank had unused federal funds lines with correspondent banks of $465.0 million and $435.0 million, respectively.

12.    FEDERAL HOME LOAN BANK BORROWINGS
The Bank is a member of the FHLB of Boston. As a member of the FHLB of Boston, the Bank has access to short-term and long-term borrowings. Borrowings from the FHLB are secured by the Bank’s stock investment in the FHLB and a blanket lien on “qualified collateral” defined principally as a percentage of the principal balance of certain types of mortgage loans. The stock investment cannot be used for additional borrowing collateral. The percentage of collateral valuation from the FHLB varies between 50% and 80% based on the underlying collateral. The Bank had loans pledged as collateral with a book value of $2.6 billion and $2.5 billion at December 31, 2018 and 2017, respectively. The Bank had borrowings outstanding of $420.1 million and $693.7 million at December 31, 2018 and 2017, respectively. Based on the collateral and the valuations applied, less the borrowings outstanding, the Bank had available credit with the FHLB of Boston of $1.4 billion and $1.2 billion at December 31, 2018 and 2017, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of borrowings from the FHLBs is as follows:

	December 31, 2018
	Amount	Weighted Average Rate
	(In thousands)
Within 1 year	$244,018	2.38%
Over 1 to 2 years	99,365	2.68%
Over 2 to 3 years	61,896	2.20%
Over 3 to 4 years	3,985	1.93%
Over 4 to 5 years	7,370	3.24%
Over 5 years	3,510	0.18%
Total	$420,144	2.42%
As of December 31, 2018 and December 31, 2017, the Company had no FHLB borrowings that were callable by the FHLB prior to maturity.
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
As of December 31, 2018 and 2017, the Bank’s FHLB stock holdings totaled $35.2 million and $46.1 million, respectively. The Bank’s investment in FHLB stock is recorded at cost and is redeemable at par. The Bank was in compliance with FHLB collateral requirements for the periods presented.

13.    JUNIOR SUBORDINATED DEBENTURES
The schedule below presents the detail of the Company’s junior subordinated debentures:

	December 31,
	2018	2017
	(In thousands)
Boston Private Capital Trust II Junior Subordinated Debentures	$103,093	$103,093
Boston Private Capital Trust I Junior Subordinated Debentures	3,270	3,270
Total	$106,363	$106,363
All of the Company’s junior subordinated debentures mature in more than five years.
Boston Private Capital Trust II Junior Subordinated Debentures
In September 2005, the Company and Boston Private Capital Trust II, a Delaware statutory trust (“Trust II”) entered into a Purchase Agreement for the sale of $100 million of trust preferred securities issued by Trust II and guaranteed by the Company on a subordinated basis. Trust II’s preferred securities pay interest quarterly and had an annual distribution rate of 6.25% up to, but not including, December 30, 2010. Subsequently, Trust II’s preferred securities converted to a floating rate of a three-month LIBOR plus 1.68%; provided, however, that the interest rate does not exceed the highest rate permitted by New York law, and may be modified by the U.S. law of general application. At December 31, 2018, the interest rate for the Trust II’s preferred securities was 4.08%.
Each of the Trust II preferred securities represents an undivided beneficial interest in the assets of Trust II. The Company owns all of Trust II’s common securities. Trust II’s only assets are the junior subordinated debentures issued to it by the Company on substantially the same payment terms as Trust II’s preferred securities. The Company’s investment in Trust II was $3.1 million at both December 31, 2018 and 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
At December 31, 2018 and 2017, the Company was in compliance with the above covenants.
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
As of December 31, 2018, there was an immaterial amount remaining outstanding of the Trust I convertible trust preferred securities. The Company’s investment in Trust I was $3.2 million at both December 31, 2018 and 2017.

14.     NONCONTROLLING INTERESTS
At the Company, noncontrolling interests consist of equity owned by management of the Company’s respective majority-owned affiliates, Anchor, BOS, and DGHM, for the periods in which the Company had an ownership interest in them. Net income attributable to noncontrolling interests in the consolidated statements of operations represents the net income allocated to the noncontrolling interest owners of the affiliates. Net income allocated to the noncontrolling interest owners was $3.5 million, $4.5 million, and $4.2 million for the years ended December 31, 2018, 2017, and 2016, respectively.
On the consolidated balance sheets, noncontrolling interests are included as the sum of the capital and undistributed profits allocated to the noncontrolling interest owners. Typically, this balance is included in a company’s permanent shareholders’ equity in the consolidated balance sheets. When the noncontrolling interest owners’ rights include certain redemption features, as described in ASC 480, Distinguishing Liabilities from Equity, such redeemable noncontrolling interests are classified as mezzanine equity and are not included in permanent shareholders’ equity. Due to the redemption features of the noncontrolling interests, the Company had redeemable noncontrolling interests held in mezzanine equity in the accompanying consolidated balance sheets of $2.5 million and $17.5 million at December 31, 2018 and 2017, respectively. The aggregate amount of such redeemable noncontrolling equity interests are recorded at the estimated maximum redemption values. In addition, the Company had zero and $5.2 million in noncontrolling interests included in permanent shareholders’ equity at December 31, 2018 and 2017, respectively. The decrease in 2018 was primarily driven by the sales of Anchor and BOS.
Each non-wholly owned affiliate operating agreement provides the Company and/or the noncontrolling interests with contingent call or put redemption features used for the orderly transfer of noncontrolling equity interests between the affiliate noncontrolling interest owners and the Company at either a contractually predetermined fair value, multiple of earnings

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

before interest, taxes, depreciation, and amortization ("EBITDA"). The Company may liquidate these noncontrolling interests in cash, shares of the Company’s common stock, or other forms of consideration dependent on the operating agreement.
Generally, these put and call redemption features refer to shareholder rights of both the Company and the noncontrolling interest owners of the Company’s majority-owned affiliate companies. The affiliate company noncontrolling interests generally take the form of limited liability company ("LLC") units, profits interests, or common stock (collectively, the “noncontrolling equity interests”). In most circumstances, the put and call redemption features generally relate to the Company’s right and, in some cases, obligation to purchase and the noncontrolling equity interests’ right to sell their equity interests. There are various events that could cause the puts or calls to be exercised, such as a change in control, death, disability, retirement, resignation or termination. The puts and calls are generally to be exercised at the then fair value or a contractually agreed upon approximation thereof. The terms of these rights vary and are governed by the respective individual operating and legal documents.
The following table presents, by affiliate, the noncontrolling interests included as redeemable noncontrolling interests and noncontrolling interests in mezzanine and permanent equity, respectively, at the periods indicated:

	December 31, 2018	December 31, 2017
	(In thousands)
Anchor (1)	$—	$9,761
BOS (2)	—	8,057
DGHM (3)	2,526	4,829
Total	$2,526	$22,647
Redeemable noncontrolling interests	$2,526	$17,461
Noncontrolling interests	$—	$5,186
_____________

(1)	Assets and liabilities at Anchor were classified as held for sale on the Company’s consolidated balance sheets at December 31, 2017. The Company completed the sale of Anchor in April 2018.

(2)	The Company completed the sale of BOS in December 2018.

(3)	Only includes redeemable noncontrolling interests.
The following is a summary, by individual affiliate, of the terms of the put and call options:
Anchor
The Company, through its acquisition of Anchor, acquired approximately an 80% interest in each of Anchor and Anchor Russell on June 1, 2006. Effective January 1, 2013, Anchor Russell merged into Anchor, with Anchor as the surviving entity. Anchor management, employees, and certain retired employees owned the remaining noncontrolling equity interests of the firm, approximately 20%. The Anchor operating agreement described a process for the orderly transfer of noncontrolling equity interests between the Company and the Anchor noncontrolling interest owners at a contractually agreed upon value, with appraisal rights for all parties. Certain events, such as death, disability, retirement, resignation, or termination, could have resulted in repurchase of the noncontrolling equity interests by the Company at the then contractually agreed upon value. The Anchor agreement provided a formulaic mechanism to determine the then value of the noncontrolling equity interests. These noncontrolling equity interests had a five-year vesting period. Beginning six months after vesting, a holder of noncontrolling equity interests could have put up to 10% of his or her outstanding equity interests annually to the Company. The six-month holding period ensured the risks and rewards of ownership were transferred to the holder of the noncontrolling equity interests. Holders of noncontrolling equity interests retained 50% of their total outstanding units until such time as they left the firm.
In 2013, the Company sold certain repurchased noncontrolling interests to employees at Anchor with modified contingent call and put redemption features. These modified noncontrolling interests had the same terms and conditions as the previously issued noncontrolling interests with the exception that they required the approval of the Company’s CEO in order to be exercised. Therefore, these modified noncontrolling interests were not considered to be mandatorily redeemable and were not included in the redeemable noncontrolling interests within mezzanine equity, but rather within permanent equity.
The maximum redemption value, based on the contractually determined maximum redemption value formula, to repurchase the remaining approximately 20% of Anchor’s noncontrolling equity interests was zero and approximately $9.8 million as of December 31, 2018 and 2017, respectively. Of the $9.8 million of noncontrolling equity interests at December 31, 2017, $2.9 million was included in permanent equity and the remainder was included in mezzanine equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In December 2017, the Company entered into an agreement to sell its interest in Anchor and completed the sale of Anchor in April 2018.
BOS
The Company acquired approximately a 70% interest in BOS through a series of purchases dating back to February 5, 2004. The remaining approximate 30% was owned by BOS principals and certain retired principals. The BOS operating agreement described a procedure for the orderly transfer of noncontrolling equity interests between the BOS noncontrolling interest owners and the Company at the then fair value, with appraisal rights for all parties. Certain events, such as death, disability, retirement, resignation, or voluntary termination, subject to the vesting period, would have resulted in repurchase of the noncontrolling equity interests by the Company at the then fair value, unless another noncontrolling interest owner opted to purchase the noncontrolling equity interests in question. These noncontrolling equity interests had vesting periods of up to seven years. Immediately after vesting, a holder of noncontrolling equity interests could have put up to the greater of 10% of his or her outstanding equity interests or 1% of total outstanding equity interests in BOS annually to the Company. Any unexercised portion of the annual put option could be carried forward to future years, provided that noncontrolling interest owners retained approximately 50% of their total outstanding units until such time as they left the firm.
In 2015, the Company entered into an updated operating agreement with BOS which provided for a certain portion of the BOS noncontrolling interest owners’ to include modified contingent call and put redemption features. These modified noncontrolling interests had the same terms and conditions as the previously issued noncontrolling interests with the exception that they required the approval of the Company’s CEO in order to be exercised. Therefore, these modified noncontrolling interests were not considered to be mandatorily redeemable and were not included in the redeemable noncontrolling interests within mezzanine equity, but rather within permanent equity.
The maximum redemption value, based on fair value, to repurchase the remaining approximately 30% of BOS’ noncontrolling equity interests was zero and approximately $8.1 million as of December 31, 2018 and 2017, respectively. Of the $8.1 million of noncontrolling equity interests at December 31, 2017, $2.3 million was included in permanent equity and the remainder was included in mezzanine equity.
In December 2018, the Company completed the closing of the sale of all of its equity interest in BOS.
DGHM
The Company acquired an 80% interest in DGHM on February 6, 2004. DGHM management and employees own the remaining 20% interest in DGHM. The DGHM operating agreement describes a process for the orderly transfer of noncontrolling equity interests between the Company and the DGHM noncontrolling interest owners at a contractually agreed upon value, with appraisal rights for all parties. Certain events, such as a change in control, death, disability, retirement, resignation or termination, may result in the repurchase of the noncontrolling equity interests by the Company at the then contractually agreed upon value. The DGHM operating agreement provides a formulaic mechanism to determine the then value of the noncontrolling equity interests. These noncontrolling equity interests have a five-year vesting period. Beginning six months after vesting, a holder of noncontrolling equity interests may put up to between 10% and 20% of his or her outstanding units annually to the Company. The six-month holding period ensures the risks and rewards of ownership are transferred to the holder of the noncontrolling equity interests. Beginning in December 2009, the Company has an annual call right under which it may elect to repurchase between 10% and 20% of the non-management and management members’ vested units. No more than 40% of the outstanding noncontrolling equity interests’ units can be put in any one year. Certain key members of DGHM management are contractually obligated to retain 50% of their noncontrolling equity interests until such time as they leave the firm. The maximum redemption value, based on the contractually determined maximum redemption value formula, to repurchase the remaining 20% of DGHM’s noncontrolling equity interests was approximately $2.5 million and $4.8 million as of December 31, 2018 and 2017, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present a roll forward of the Company’s redeemable noncontrolling interests and noncontrolling interests for the periods indicated:

	Year ended
	December 31, 2018		December 31, 2017		December 31, 2016
	Redeemable noncontrolling interests	Noncontrolling interests	Redeemable noncontrolling interests	Noncontrolling interests	Redeemable noncontrolling interests	Noncontrolling interests
	(In thousands)
Noncontrolling interests at beginning of period	$17,461	$5,186	$16,972	$4,161	$18,088	$3,393
Net income attributable to noncontrolling interests	2,630	857	3,354	1,114	3,204	953
Distributions	(2,537)	(817)	(3,277)	(1,083)	(3,112)	(942)
Purchases/ (sales) of ownership interests	(12,951)	(5,272)	235	85	(765)	(134)
Amortization of equity compensation	478	161	413	935	449	747
Adjustments to fair value	(2,555)	(115)	(236)	(26)	(892)	144
Noncontrolling interests at end of period	$2,526	$—	$17,461	$5,186	$16,972	$4,161

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

15.    EQUITY
Preferred Stock
The Company had no depositary shares outstanding at December 31, 2018 and 2,000,000 depositary shares outstanding at December 31, 2017 (the “Depositary Shares”). Each Depositary Share represents a 1/40th interest in a share of the Company’s 6.95% Non-Cumulative Perpetual Preferred Stock, Series D, par value $1.00 per share and liquidation preference of $1,000 per share (the “Series D preferred stock”). This represents the entire $47.8 million balance of preferred stock on the Company’s balance sheet at December 31, 2017.
On May 8, 2018, the Company provided notice of the redemption of all of the Company's issued and outstanding Series D preferred stock. The redemption was in accordance with the terms of the Company’s Restated Articles of Organization, as amended, and the Master Depositary Agreement between the Company and the Depositary. There were 50,000 shares of Preferred Stock, or $50 million aggregate liquidation preference, outstanding at the time of redemption. The redemption date for the Preferred Stock was June 15, 2018 (the "Redemption Date"). Under the terms of the Preferred Stock, the redemption price was 100% of the liquidation preference of the Preferred Stock to be redeemed, or $1,000.00 per share of Preferred Stock, together with any accumulated and unpaid dividends on such Preferred Stock up to, but not including, the redemption date.

Upon the receipt of the aggregate redemption price of the Preferred Stock, the Depositary redeemed those depositary shares held by the public and traded on the NASDAQ Global Select Market under the symbol "BPFHP." There were 2,000,000 Depositary Shares, or $50 million aggregate liquidation preference, outstanding at the time of the redemption. Under the terms of the Depositary Shares, the redemption price was 100% of the liquidation preference of the Depositary Shares to be redeemed, or $25.00 per Depositary Share, together with any accumulated and unpaid dividends on such Depositary Shares up to, but not including, the redemption date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Common Stock
The Company has 170 million shares of common stock authorized for issuance. At December 31, 2018, it had 83,655,651 shares outstanding and 86,344,349 shares available for future issuance. At December 31, 2017, it had 84,208,538 shares outstanding and 85,791,462 shares available for future issuance.
Warrants to Purchase Common Stock
At December 31, 2018, the Company had no outstanding warrants. At December 31, 2017 the company had 1,692,755 warrants to purchase shares of common stock outstanding. These warrants were initially issued to the U.S. Department of the Treasury (the “Treasury”) (the “TARP warrants”) and expired on November 21, 2018. Any warrants that were not exercised by November 21, 2018 have expired.
Accumulated Other Comprehensive Income
Other comprehensive income/ (loss) represents the change in equity of the Company during a year from transactions and other events and circumstances from non-shareholder sources. It includes all changes in equity during a year, except those resulting from investments by shareholders and distributions to shareholders.
The following table presents the Company’s comprehensive income/ (loss) and related tax effect for the years ended December 31, 2018, 2017, and 2016:

	2018			2017			2016
	Pre- tax	Tax effect	Net of Tax	Pre- tax	Tax effect	Net of Tax	Pre- tax	Tax effect	Net of Tax
	(In thousands)
Unrealized gain/ (loss) on securities available-for-sale
Net gains/ (losses) arising during period	$(13,205)	$(3,702)	$(9,503)	$7,782	$3,063	$4,719	$(18,913)	$(7,555)	$(11,358)
Less: Adjustment for realized gains/ (losses), net	(596)	(170)	(426)	376	154	222	521	190	331
Net change	(12,609)	(3,532)	(9,077)	7,406	2,909	4,497	(19,434)	(7,745)	(11,689)
Unrealized gain/ (loss) on cash flow hedges
Net gains/ (losses) arising during period	985	285	700	325	135	190	(793)	(332)	(461)
Add: scheduled reclass and other	(907)	(261)	(646)	1,179	491	688	1,666	687	979
Net change	78	24	54	1,504	626	878	873	355	518
Unrealized gain/ (loss) on other
Net gains/ (losses) arising during period	416	120	296	84	34	50	200	77	123
Net change	416	120	296	84	34	50	200	77	123
Total other comprehensive income/ (loss)	(12,115)	(3,388)	(8,727)	8,994	3,569	5,425	(18,361)	(7,313)	(11,048)
Net income attributable to the Company (1)	117,921	37,537	80,384	86,787	46,196	40,591	102,591	30,963	71,628
Total comprehensive income	$105,806	$34,149	$71,657	$95,781	$49,765	$46,016	$84,230	$23,650	$60,580
___________________

(1)	Pre-tax net income attributable to the Company is calculated as income before income taxes, plus net income from discontinued operations, less net income attributable to noncontrolling interests.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents a summary of the amounts reclassified from accumulated other comprehensive income/ (loss) for the years ended December 31, 2018, 2017, and 2016:

Description of component of accumulated other comprehensive income/ (loss)	Year ended December 31,			Affected line item in Statement of Operations
	2018	2017	2016
	(In thousands)
Adjustment for realized gains/(losses) on securities available-for-sale, net:
Pre-tax	$(596)	$376	$521	Gain/ (loss) on sale of investments, net
Tax expense/ (benefit)	(170)	154	190	Income tax expense
Net	$(426)	$222	$331	Net income attributable to the Company
Net realized gain/ (loss) on cash flow hedges:
Hedge related to deposits
Pre-tax	$(907)	$1,179	$1,666	Interest expense on deposits
Tax expense/ (benefit)	(261)	491	687	Income tax expense
Net	$646	$(688)	$(979)	Net income attributable to the Company
Total reclassifications for the period, net of tax	$646	$(688)	$(979)
On January 1, 2018 the Company elected to early adopt ASU No. 2017-12. As a result, the Company reclassified unrealized losses on cash flow hedges of $5 thousand from accumulated other comprehensive income/ (loss) to beginning retained earnings.
On January 1, 2018 the Company adopted ASU No. 2016-01. As a result, the Company reclassified unrealized gains on equity securities available-for-sale, net of tax, of $339 thousand from accumulated other comprehensive income/ (loss) to beginning retained earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the after-tax changes in the components of the Company’s accumulated other comprehensive income/ (loss) for the years ended December 31, 2018, 2017, and 2016:

	Components of accumulated other comprehensive income/ (loss)
	Unrealized gain/ (loss) on securities available-for-sale	Unrealized gain/ (loss) on cash flow hedges	Unrealized gain/ (loss) on other	Accumulated other comprehensive income/ (loss)
	(In thousands)
Balance at December 31, 2015	$495	$(1,123)	$(872)	$(1,500)
Other comprehensive income/ (loss) before reclassifications	(11,358)	(461)	123	(11,696)
Amounts reclassified from other comprehensive income/ (loss)	(331)	979	—	648
Other comprehensive income/ (loss), net	(11,689)	518	123	(11,048)
Balance at December 31, 2016	(11,194)	(605)	(749)	(12,548)
Other comprehensive income/ (loss) before reclassifications	4,719	190	50	4,959
Amounts reclassified from other comprehensive income/ (loss)	(222)	688	—	466
Other comprehensive income/ (loss), net	4,497	878	50	5,425
Balance at December 31, 2017	(8,140)	332	(850)	(8,658)
Other comprehensive income/ (loss) before reclassifications	(9,503)	700	296	(8,507)
Amounts reclassified from other comprehensive income/ (loss)	426	(646)	—	(220)
Other comprehensive income/ (loss), net	(9,077)	54	296	(8,727)
Reclassification due to the adoption of ASU 2017-12 and 2016-01	(339)	5	—	(334)
Balance at December 31, 2018	$(17,556)	$391	$(554)	$(17,719)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present a reconciliation of the components of basic and diluted EPS computations for the three years ended December 31:

	For the year ended December 31,
	2018	2017	2016
	(In thousands, except share and per share data)
Basic earnings per share - Numerator:
Net income from continuing operations	$81,869	$40,189	$70,244
Less: Net income attributable to noncontrolling interests	3,487	4,468	4,157
Net income from continuing operations attributable to the Company	78,382	35,721	66,087
Decrease/ (increase) in noncontrolling interests’ redemption values (1)	2,303	(1,412)	(588)
Dividends on preferred stock (2)	(3,985)	(3,475)	(3,475)
Total adjustments to income attributable to common shareholders	(1,682)	(4,887)	(4,063)
Net income from continuing operations attributable to common shareholders, treasury stock method	76,700	30,834	62,024
Net income from discontinued operations	2,002	4,870	5,541
Net income attributable to common shareholders, treasury stock method	$78,702	$35,704	$67,565

Basic earnings per share - Denominator:
Weighted average basic common shares outstanding	83,596,685	82,430,633	81,264,273
Per share data - Basic earnings per share from:
Continuing operations	$0.92	$0.37	$0.76
Discontinued operations	$0.02	$0.06	$0.07
Total attributable to common shareholders	$0.94	$0.43	$0.83

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the year ended December 31,
	2018	2017	2016
	(In thousands, except share and per share data)
Diluted earnings per share - Numerator:
Net income from continuing operations attributable to common shareholders, after assumed dilution	$76,700	$30,834	$62,024
Net income from discontinued operations	2,002	4,870	5,541
Net income attributable to common shareholders, after assumed dilution	$78,702	$35,704	$67,565
Diluted earnings per share - Denominator:
Weighted average basic common shares outstanding	83,596,685	82,430,633	81,264,273
Dilutive effect of:
Time-based and market-based stock options, performance-based and time-based restricted stock, and performance-based and time-based restricted stock units, and other dilutive securities (3)	1,002,764	1,313,953	1,002,153
Warrants to purchase common stock (3)	731,865	1,057,979	942,700
Dilutive common shares	1,734,629	2,371,932	1,944,853
Weighted average diluted common shares outstanding (3)	85,331,314	84,802,565	83,209,126
Per share data - Diluted earnings per share from:
Continuing operations	$0.90	$0.36	$0.74
Discontinued operations	$0.02	$0.06	$0.07
Total attributable to common shareholders	$0.92	$0.42	$0.81
Dividends per share declared and paid on common stock	$0.48	$0.44	$0.40
_____________________

(1)
See Part II. Item 8. “Financial Statements and Supplementary Data - Note 14: Noncontrolling Interests” for a description of the redemption values related to the redeemable noncontrolling interests. In accordance with the FASB Accounting Standards Codification ("ASC") 480, Distinguishing Liabilities from Equity (“ASC 480”), an increase in redemption value from period to period reduces income attributable to common shareholders. Decreases in redemption value from period to period increase income attributable to common shareholders, but only to the extent that the cumulative change in redemption value remains a cumulative increase since adoption of this standard in the first quarter of 2009.

(2)
Consideration paid in excess of carrying value for the redemption of the Series D preferred stock of $2.2 million is considered a deemed dividend and, for purposes of calculating EPS, reduces net income attributable to common shareholders for the year ended December 31, 2018.

(3)The diluted EPS computations for the years ended December 31, 2018, 2017, and 2016 do not assume the conversion, exercise or contingent issuance of the following shares for the following periods because the result would have been anti-dilutive for the periods indicated. As a result of the anti-dilution, the potential common shares excluded from the diluted EPS computation are as follows:

	For the year ended December 31,
	2018	2017	2016
Shares excluded due to anti-dilution (treasury stock method):	(In thousands)
Potential common shares from:
Market-based stock options	51	—	—
Convertible trust preferred securities (1)	1	1	1
Total shares excluded due to anti-dilution	52	1	1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the year ended December 31,
	2018	2017	2016
Shares excluded due to exercise price exceeding the average market price of common shares during the period (total outstanding):	(In thousands)
Potential common shares from:
Options, restricted stock, or other dilutive securities (2)	209	67	270
Total shares excluded due to exercise price exceeding the average market price of common shares during the period	209	67	270
_____________________

(1)
If the effect of the conversion of the trust preferred securities would have been dilutive, an immaterial amount of interest expense, net of tax, related to the convertible trust preferred securities would have been added back to net income attributable to common shareholders for the diluted EPS computation for the years presented.

(2)
Options to purchase shares of common stock, non-participating performance- and certain time-based restricted stock, and other dilutive securities that were outstanding at period ends were not included in the computation of diluted EPS or in the above anti-dilution table because their exercise or conversion prices were greater than the average market price of the common shares during the respective periods

17.     INCOME TAXES
The components of income tax expense for continuing operations for the years ended December 31, 2018, 2017, and 2016 are as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Current expense:
Federal	$20,165	$17,176	$20,237
State	12,152	6,509	7,778
Total current expense	32,317	23,685	28,015
Deferred expense:
Federal	2,857	19,820	1,976
State	2,363	2,691	972
Total deferred expense	5,220	22,511	2,948
Income tax expense	$37,537	$46,196	$30,963

Income tax expense attributable to income from continuing operations differs from the amounts computed by applying the Federal statutory rate to pre-tax income from continuing operations. Reconciliations between the Federal statutory income tax rate of 21% to the effective income tax rate for the year ended December 31, 2018 and the federal statutory income tax rate of 35% to the effective income tax rate for the years ended December 31, 2017 and 2016 are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31,
	2018	2017	2016
Statutory Federal income tax rate	21.0%	35.0%	35.0%
Increase/ (decrease) resulting from:
State and local income tax, net of Federal tax benefit	9.6%	6.9%	5.6%
Book versus tax difference	6.7%	—%	—%
Tax-exempt interest, net	(4.8)%	(10.3)%	(7.5)%
Tax credits	(2.9)%	(3.1)%	(2.2)%
Investments in affordable housing projects	1.9%	2.2%	0.9%
Noncontrolling interests	(0.5)%	(1.5)%	(1.4)%
Re-measurement of deferred tax assets and liabilities	—%	13.7%	—%
Nondeductible goodwill	—%	10.1%	—%
Other, net	0.4%	0.5%	0.2%
Effective income tax rate	31.4%	53.5%	30.6%
On December 22, 2017, H.R. 1, the Tax Act, was enacted by the U.S. government. Substantially all of the provisions of the Tax Act were effective as of January 1, 2018. The Tax Act includes significant changes to the Internal Revenue Code of 1986, as amended, including amendments which significantly change the taxation of business entities. The more significant changes in the Tax Act that impact the Company are the reduction in the federal corporate tax rate from 35% to 21% and the changes to the deductibility of executive compensation. Under ASC 740, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted, or the fourth quarter of 2017 for the Tax Act. ASC 740 also requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. In the fourth quarter of 2017, the Company re-measured its deferred tax assets and liabilities at the 21% federal corporate tax rate, reevaluated its investments in affordable housing projects using the 21% federal corporate tax rate, and reduced its deferred tax assets associated with executive compensation that is no longer deductible. As a result of these changes, the Company recorded a federal tax expense of $12.9 million in the fourth quarter of 2017.
The components of gross deferred tax assets and gross deferred tax liabilities at December 31, 2018 and 2017 are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31,
	2018	2017
	(In thousands)
Gross deferred tax assets:
Allowance for loan and OREO losses	$21,919	$22,782
Interest on nonaccrual loans	254	295
Stock compensation	2,679	3,156
Deferred and accrued compensation	15,540	11,822
Contingent payments	—	1,236
Unrealized loss on investments	6,781	3,345
Other	1,294	1,437
Gross deferred tax assets	48,467	44,073
Total deferred tax assets	48,467	44,073
Gross deferred tax liabilities:
Deferred income on repurchase of debt	—	832
Goodwill and acquired intangible assets	11,492	12,246
Fixed assets	2,248	991
Prepaid expenses	344	347
Contingent payments	7,680	—
Other	65	626
Total gross deferred tax liabilities	21,829	15,042
Net deferred tax asset	$26,638	$29,031
Of the $2.4 million net decrease in the Company’s net deferred tax asset during 2018, $5.2 million was recognized as deferred income tax expense, $0.7 million was recognized as deferred income tax expense for discontinued operations, and $3.7 million was recognized as an increase to shareholders’ equity.
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
The Company believes the existing net deductible temporary differences that give rise to the net deferred tax asset, excluding the capital losses, will reverse in future periods when the Company expects to generate taxable income. Other positive evidence to support the realization of the Company’s net deferred tax asset includes:

•	The Company had cumulative pre-tax income, as adjusted for permanent book-to-tax differences, in the period 2016 through 2018.

•	Certain tax planning strategies are available to the Company, such as reducing investments in tax-exempt securities.

•	The Company has not had any operating loss or tax credit carryovers expiring unused in recent years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits under the provisions of ASC 740-10 is as follows:

	2018	2017	2016
	(In thousands)
Balance at January 1	$1,025	$974	$1,022
Additions based on tax positions related to the current year	149	183	160
Additions based on tax positions taken in prior years	—	227	—
Decreases based on the expiration of statute of limitations	(239)	(359)	(208)
Balance at December 31	$935	$1,025	$974
The Company does not currently believe there is a reasonable possibility of any significant change to unrecognized tax benefits within the next twelve months.
Excluded from the gross amount of unrecognized tax benefits for the years ended December 31, 2018, 2017, and 2016 are the federal tax benefits associated with the gross amount of state unrecognized tax benefits which, if recognized, would affect the effective tax rate. The net amount of unrecognized tax benefits is $0.8 million, $0.9 million, $0.8 million at December 31, 2018, 2017, and 2016, respectively, which, if recognized would affect the effective tax rate.
The Company classifies interest and penalties, if applicable, related to unrecognized tax benefits as a component of income tax expense in the consolidated statements of operations. Interest and penalties recognized as part of the Company’s income tax expense was immaterial for the years ending December 31, 2018, 2017, and 2016. The accrued amounts for interest and penalties were immaterial as of December 31, 2018, 2017, and 2016.

Federal income tax returns remain subject to examination by the Internal Revenue Service for all tax years subsequent to 2014. State income tax returns for the Company’s major tax jurisdictions of California, Massachusetts, and New York remain subject to examination for all tax years subsequent to 2014.

18.     EMPLOYEE BENEFITS
Employee 401(k) Profit Sharing Plan
The Company established a corporate-wide 401(k) Profit Sharing Plan (the “401(k) Plan”) for the benefit of the employees of the Company and its affiliates, which became effective on July 1, 2002. The 401(k) Plan is a 401(k) savings and retirement plan that is designed to qualify as an ERISA section 404(c) plan. Generally, employees who are at least twenty-one (21) years of age are eligible to participate in the plan on their date of hire. Employee contributions may be matched based on a predetermined formula and additional discretionary contributions may be made. 401(k) Plan expense was $3.1 million, $3.3 million, and $3.0 million, for the years ended December 31, 2018, 2017, and 2016, respectively.
Salary Continuation Plans
The Bank maintains a salary continuation plan for certain former officers in the Bank’s San Francisco Bay Area market. The officers became eligible for benefits under the salary continuation plan if they reached a defined retirement age while working for the Bank. The Bank also has a deferred compensation plan for certain former directors of the former private banking affiliate in the San Francisco Bay Area that was merged into the Bank. The compensation expense relating to each contract is accounted for individually. The expense relating to these plans was $0.1 million for each of the years ended December 31, 2018, 2017, and 2016. The amount recognized in other liabilities in the consolidated balance sheets was $0.8 million and $1.0 million at December 31, 2018 and 2017, respectively. The Bank has purchased life insurance contracts to help fund these plans. The Bank has single premium life insurance policies with cash surrender values totaling $6.3 million and $6.1 million, which are included in other assets in the consolidated balance sheets, as of December 31, 2018 and 2017, respectively.
The Bank also maintains a salary continuation plan for certain former officers of the Bank’s Southern California market. The plan provides for payments to the participants at the age of retirement. The expense relating to this plan was $0.1 million for each of the years ended December 31, 2018, 2017, and 2016. The net amount recognized in other liabilities in the consolidated balance sheets was $1.4 million and $1.7 million at December 31, 2018 and 2017, respectively. The Bank has purchased life insurance contracts to help fund these plans. These life insurance policies have cash surrender values totaling$5.0 million and $4.9 million at December 31, 2018 and 2017, respectively, which are included in other assets in the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Deferred Compensation Plan
The Company offers a deferred compensation plan (the “Deferred Compensation Plan”) that enables certain executives to elect to defer a portion of their compensation. The amounts deferred are excluded from the employee’s taxable income and are not deductible for income tax purposes by the Company until paid. The net deferred amount related to the Deferred Compensation Plan in other liabilities in the consolidated balance sheets was $6.8 million and $7.1 million at December 31, 2018 and 2017, respectively. Increases and decreases in the value of the Deferred Compensation Plan are recognized as compensation expense in the consolidated statements of operations. The expense relating to the Deferred Compensation Plan was an expense credit of $0.4 million, an expense of $0.9 million, and an expense of $0.6 million for the years ended December 31, 2018, 2017, and 2016, respectively.
The Company has adopted a special trust for the Deferred Compensation Plan called a rabbi trust. A rabbi trust is an arrangement that is used to accumulate assets that may be used to fund the Company’s obligation to pay benefits under the Deferred Compensation Plan. To prevent immediate taxation to the executives who participate in the Deferred Compensation Plan, the amounts placed in the rabbi trust must remain subject to the claims of the Company’s creditors. The investments chosen by the participants in the Deferred Compensation Plan are mirrored by the rabbi trust as a way to minimize the earnings volatility of the Deferred Compensation Plan. The net amount recognized in other assets in the consolidated balance sheets was $6.8 million and $7.1 million at December 31, 2018 and 2017, respectively. Increases and decreases in the value of the rabbi trust are recognized in other income in the consolidated statement of operations. The income relating to this plan was a loss of $0.4 million, a gain of $0.9 million, and a gain of $0.6 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Stock-Based Incentive Plans
At December 31, 2018, the Company has three stock-based compensation plans. These plans encourage and enable the officers, employees, non-employee directors, and other key persons of the Company to acquire a proprietary interest in the Company.
The Amended and Restated 2009 Stock Option and Incentive Plan (the “2009 Plan”), replaced the Company’s 2004 Stock Option and Incentive Plan. Under the 2009 Plan, the Company may grant options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock awards, performance share awards, performance stock units, and dividend equivalent rights to its officers, employees, and non-employee directors of the Company for an amount not to exceed 2% of the total shares of common stock outstanding as of the last business day of the preceding fiscal year. The 2009 Plan provides for the authorization and issuance of 4,000,000 shares, along with any residual shares from previous plans. Forfeited shares are added back to the amount of shares authorized. Under the 2009 Plan, the exercise price of each option shall not be less than 100% of the fair market value of the stock on the date the options are granted.
Under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan (the “Inducement Plan”), the Company may grant equity awards to new employees as an inducement to join the Company. The Inducement Plan provides for the authorization and issuance of 1,245,000 shares of the Company’s common stock. Forfeited shares are added back to the amount of shares authorized. The terms of the Inducement Plan are substantially similar to the terms of the 2009 Plan. The Company issued 576,612 shares, 24,569 shares, and 37,177 shares under this plan in conjunction with executive new hires in 2018, 2017, and 2016, respectively.
The Company maintains a qualified Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock of the Company at 85% of the lower of the closing price of the Company’s common stock on the first or last day of a six month purchase period on The NASDAQ® Global Select Market. Employees pay for their stock purchases through payroll deductions at a rate equal to any whole percentage from 1% to 15% of after-tax earnings. Participants have a right to a full reimbursement of ESPP deferrals through the end of the offering period. Such a reimbursement would result in a reversal of the compensation expense previously recorded, attributed to that participant. The Company issues shares under the ESPP in January and July of each year. There were 142,738 shares issued to participants under the qualified ESPP in 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Share-based payments recorded in salaries and benefits expense are as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Stock option and ESPP expense	$616	$480	$437
Nonvested share expense	6,059	7,794	6,293
Subtotal	6,675	8,274	6,730
Tax benefit	1,784	3,188	2,574
Stock-based compensation expense, net of tax benefit	$4,891	$5,086	$4,156
Stock Options
A summary of option activity for the year ended December 31, 2018 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in 000’s)
Outstanding at December 31, 2017	418,655	$9.32
Granted	517,478	$12.70
Exercised	226,718	$8.58
Forfeited	—	$—
Expired	45,960	$20.37
Outstanding at December 31, 2018	663,455	$11.44	8.21 years	$524.0
Exercisable at December 31, 2018	145,977	$6.98	2.15 years	$524.0
The total intrinsic value of options exercised during the years ended December 31, 2018, 2017, and 2016 was $1.5 million, $0.9 million, and $1.5 million, respectively. As of December 31, 2018, there was $1.6 million unrecognized compensation cost related to stock option arrangements granted in 2018 that is expected to be recognized over a weighted average period of 2.0 years.
Restricted Stock
A summary of the Company’s nonvested shares as of December 31, 2018 and changes during the year ended December 31, 2018, including shares under both the 2009 Plan and the Inducement Plan, is as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2017	1,725,909	$13.03
Granted	479,194	$16.11
Vested	646,171	$12.58
Forfeited	345,004	$14.09
Nonvested at December 31, 2018	1,213,928	$14.12
The fair value of nonvested shares is determined based on the closing price of the Company’s stock on the grant date. The weighted-average grant-date fair value of shares granted during the years ended December 31, 2018, 2017, and 2016 was $16.11, $15.55, and $11.58, respectively. At December 31, 2018, there was $7.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the 2009 Plan and the Inducement Plan, combined. That cost is expected to be recognized over a weighted-average period of 2.12 years. The total fair value of shares that vested during the years ended December 31, 2018, 2017, and 2016 was $8.1 million, $8.0 million, and $5.3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Included in the restricted stock balances above are performance shares, which are granted to certain officers and employees within the Company and are accounted for in the same manner as restricted stock. At December 31, 2018, there were 593,941 performance shares outstanding, which could increase up to 1,187,882 shares. If the maximum number of performance shares is issued, the Company would incur an additional $8.4 million of compensation costs related to these additional 593,941 shares. The Company recognizes the expense for performance shares based upon the most likely outcome of shares to be issued based on current forecasts.
Supplemental Executive Retirement Plans
The Company has a non-qualified supplemental executive retirement plan (“SERP”) with a former executive officer of the Company. The SERP, which is unfunded, provides a defined cash benefit based on a formula using average compensation, years of service, and age at retirement of the executive. The estimated actuarial present value of the projected benefit obligation was $7.3 million and $7.9 million at December 31, 2018 and 2017, respectively. The expense associated with the SERP was $7 thousand for the year ended December 31, 2018, due to an increase in the discount rate, which correspondingly decreased the pension benefit obligation in 2018. The SERP expense was $0.4 million and $0.5 million for the years ended 2017, and 2016, respectively. The discount rate used to calculate the SERP liability was 4.15%, 3.60%, and 4.10% for the years ended December 31, 2018, 2017, and 2016, respectively.
The Bank has a SERP with various former executives of the Pacific Northwest market. The SERP, which is unfunded, provides a defined cash benefit based on a formula using compensation, years of service, and age at retirement of the executives. The benefits for each executive under the plan are accrued until the full vesting age of 65. The actuarial present value of the projected benefit obligation was $2.9 million and $3.2 million at December 31, 2018 and 2017, respectively. The expense associated with the SERP was $0.2 million for each of the years ended December 31, 2018, 2017, and 2016. The discount rate used to calculate the SERP liability was 4.18%, 3.37%, and 3.62%, for the years ended December 31, 2018, 2017, and 2016, respectively.
KLS has a long-term incentive plan (“LTIP”) with certain of its managing directors. This LTIP, which is unfunded, was amended in 2018. The plan amendment in 2018 “froze” the benefits under the LTIP based on the cash payout that would be due to the managing directors as of December 31, 2017. The cash payment at separation of service, which was determined based on the profit share and a multiple based on years of service as of December 31, 2017, is payable in three equal annual installments following separation of service. The Company has accrued $9.2 million and $8.1 million at December 31, 2018 and 2017, respectively, for future separation of service payments. The LTIP was effective beginning January 1, 2010.
The expense associated with the LTIP was $1.6 million, $0.5 million, and $(0.2) million for the years ended December 31, 2018, 2017, and 2016, respectively. Included in the 2018 expense was a $0.8 million charge, which was included with restructuring in the Consolidated Statements of Operations, related to the plan amendment. The discount rate used to calculate the liability was 4.10%, 3.33%, and 3.70% for the years ended December 31, 2018, 2017, and 2016, respectively. There will not be any future service cost associated with the LTIP. There will be charges associated with interest costs and actuarial gains/losses until the final payouts are made.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

19.     OTHER OPERATING EXPENSE
Major components of other operating expense are as follows:

	Year Ended December 31,
	2018	2017 (1)	2016 (1)
		(In thousands)
Insurance	$3,084	$3,286	$3,396
Employee travel and meals	2,918	3,910	3,309
Other	2,843	2,852	2,892
Other banking expenses	1,893	1,541	1,035
Publications and dues	1,123	1,028	984
Postage, express mail, and courier	840	974	967
Forms and supplies	704	890	836
Trading errors	511	108	158
Pension costs - non service	423	(95)	(916)
OREO expenses	(21)	4	227
Provision/ (credit) for off-balance sheet loan commitments	(157)	(24)	(367)
Total	$14,161	$14,474	$12,521
___________________
(1) As a result of the adoption of ASU 2017-07, $95 thousand was reclassified from salaries and employee benefits expense to other expense within the Company’s consolidated statement of operations for the twelve months ended December 31, 2017 and $916 thousand was reclassified from salaries and employee benefits expense to other expense within the Company’s consolidated statement of operations for the twelve months ended December 31, 2016. For the twelve months ended December 31, 2018, $423 thousand is presented within other expense that would have been presented within salaries and employee benefits prior to the adoption of ASU 2017-07.

20.     REPORTABLE SEGMENTS
Management Reporting
The Company has three reportable segments: Private Banking, Wealth Management and Trust, and Affiliate Partners, as well as the Parent Company (Boston Private Financial Holdings, Inc.) (the “Holding Company”). The financial performance of the Company is managed and evaluated by these three areas. The segments are managed separately as a result of the concentrations in each function.
The Company’s Segment Chief Executive Officers (“CEOs”) manage the segments and have full authority and responsibility for the performance and the allocation of resources within their respective segments. The Company’s CEO is the Company’s Chief Operating Decision Maker (“CODM”).

The Company’s CEO is also the CEO of the Bank which comprises the Private Banking segment. The CEO of the Private Client Group oversees the Wealth Management & Trust segment and reports to the CEO of the Company. The day-to-day activities of the Company’s affiliates (within the Affiliate Partners segment) are managed by the affiliate CEOs. The Segment CEOs have authority with respect to the allocation of capital within their segments, management oversight responsibility, performance assessments, and overall authority and accountability for all of the affiliates within their segment. The Company’s CEO communicates with the affiliate CEOs regarding profit and loss responsibility, strategic planning, priority setting and other matters. The Company’s Chief Financial Officer reviews all affiliate financial detail with the CODM on a monthly basis.
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
Wealth Management and Trust
The Wealth Management and Trust segment is comprised of the trust operations of the Bank and the operations of Boston Private Wealth. The segment offers investment management, wealth management, family office, and trust services to individuals, families, and institutions. The Wealth Management and Trust segment operates in New England; Southeast Florida and California.
Affiliate Partners

The Affiliate Partners segment is comprised of DGHM and KLS, each of which are RIAs.

DGHM serves the needs of pension funds, endowments, trusts, foundations and select institutions, mutual funds and high net worth individuals and their families throughout the United States and abroad. DGHM specializes in value-driven equity portfolios with products across the capitalization spectrum. DGHM is located in New York, with one affiliate administrative office in South Florida.

KLS provides comprehensive, planning-based financial strategies to high net worth individuals and their families, and nonprofit institutions. The services the firm offers include fee-only financial planning, tax planning, tax preparation, estate and insurance planning, retirement planning, charitable planning and intergenerational gifting and succession planning. KLS manages investments covering a wide range of asset classes for both taxable and tax-exempt portfolios. KLS is located in New York and Southern California.

The Company previously had four reportable segments whereby the Affiliate Partners segment was bifurcated into two segments starting in 2018: Investment Management and Wealth Advisors. At the start of 2018, both the Investment Management and Wealth Advisors segments each had two consolidated affiliates. On April 13, 2018, the Company completed the sale of its ownership interest in Anchor. Anchor was previously in the Investment Management segment. On December 3, 2018, the Company completed the sale of its ownership interest in BOS. BOS was previously in the Wealth Advisory segment. The results of Anchor and BOS for the periods owned are included in the results of the Affiliate Partners segment and the Company.
Measurement of Segment Profit and Assets
The accounting policies of the segments are the same as those described in Part II. Item 8. “Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies.”
Reconciliation of Reportable Segment Items
The following tables present a reconciliation of the revenues, profits, assets, and other significant items of reportable segments as of and for the year ended December 31, 2018, 2017, and 2016. Interest expense on junior subordinated debentures is reported at the Holding Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year ended December 31,
	2018	2017	2016
Private Banking	(In thousands)
Net interest income	$238,036	$227,280	$202,702
Fees and other income	9,366	10,856	18,947
Total revenues	247,402	238,136	221,649
Provision/ (credit) for loan losses	(2,198)	(7,669)	(6,935)
Operating expense (1)	165,263	149,008	125,116
Income before income taxes	84,337	96,797	103,468
Income tax expense (2)	16,313	43,356	33,120
Net income from continuing operations	68,024	53,441	70,348
Net income attributable to the Company	$68,024	$53,441	$70,348

Assets	$8,424,967	$8,177,304	$7,816,671
Depreciation	$8,646	$5,639	$4,477

	Year ended December 31,
	2018	2017	2016
Wealth Management and Trust	(In thousands)
Fees and other income	$47,000	$45,813	$44,401
Total revenues	47,000	45,813	44,401
Operating expense (3)	42,987	49,287	64,844
Income/ (loss) before income taxes	4,013	(3,474)	(20,443)
Income tax expense / (benefit) (2)	1,108	(509)	(8,279)
Net income/ (loss) from continuing operations	2,905	(2,965)	(12,164)
Net income/ (loss) attributable to the Company	$2,905	$(2,965)	$(12,164)

Assets	$81,568	$74,128	$80,501
Amortization of intangibles	$2,775	$2,882	$2,962
Depreciation	$1,332	$1,331	$1,145

	Year ended December 31,
	2018	2017	2016
Affiliate Partners (4)	(In thousands)
Net interest income	$348	$145	$32
Fees and other income	75,123	98,187	95,129
Total revenues	75,471	98,332	95,161
Operating expense (5)	54,192	94,785	67,654
Income/ (loss) before income taxes	21,279	3,547	27,507
Income tax expense (2)	5,488	10,229	9,873
Net income/ (loss) from continuing operations	15,791	(6,682)	17,634
Noncontrolling interests	3,487	4,468	4,157
Net income/ (loss) attributable to the Company	$12,304	$(11,150)	$13,477

Assets	$55,714	$144,361	$172,579
Amortization of intangibles	$154	$2,719	$3,320
Depreciation	$716	$1,136	$1,162

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year ended December 31,
	2018	2017	2016
Holding Company and Eliminations	(In thousands)
Net interest income	$(3,818)	$(2,739)	$(2,296)
Fees and other income (6)	18,508	(890)	310
Total revenues	14,690	(3,629)	(1,986)
Operating expense	4,913	6,856	7,339
Income/ (loss) before income taxes	9,777	(10,485)	(9,325)
Income tax expense/(benefit) (2)(8)	14,628	(6,880)	(3,751)
Net (loss) from continuing operations	(4,851)	(3,605)	(5,574)
Discontinued operations (7)	2,002	4,870	5,541
Net income/(loss) attributable to the Company	$(2,849)	$1,265	$(33)

Assets (including eliminations)	$(67,624)	$(84,049)	$(99,277)
Depreciation	$—	$—	$54

	Year ended December 31,
	2018	2017	2016
Total Company	(In thousands)
Net interest income	$234,566	$224,686	$200,438
Fees and other income	149,997	153,966	158,787
Total revenues	384,563	378,652	359,225
Provision/ (credit) for loan losses	(2,198)	(7,669)	(6,935)
Operating expense	267,355	299,936	264,953
Income before income taxes	119,406	86,385	101,207
Income tax expense (2)	37,537	46,196	30,963
Net income from continuing operations	81,869	40,189	70,244
Noncontrolling interests	3,487	4,468	4,157
Discontinued operations (7)	2,002	4,870	5,541
Net income attributable to the Company	$80,384	$40,591	$71,628

Assets	$8,494,625	$8,311,744	$7,970,474
Amortization of intangibles	$2,929	$5,601	$6,282
Depreciation	$10,694	$8,106	$6,838
___________________

(1)	Operating expense related to the Private Banking segment includes restructuring expenses of $6.6 million for the year ended December 31, 2018.

(2)
The Company’s effective tax rate for 2018, 2017, and 2016 is not consistent due to the re-measurement of the deferred tax assets in 2017, impairment of goodwill not deductible for tax purposes, earnings from tax-exempt investments, non-deductible compensation, state and local taxes, income tax credits and income attributable to noncontrolling interests having a different impact on the effective tax rate due primarily to the different levels of income before taxes in years 2018, 2017, and 2016. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 17: Income Taxes” for additional details.

(3)
Operating expense related to the Wealth Management and Trust segment includes restructuring expenses of $0.4 million for the year ended December 31, 2018, restructuring expenses of $2.0 million for the year ended December 31, 2016 and a goodwill impairment charge of $9.5 million for the year ended December 31, 2016.

(4)	The results of Anchor and BOS for the periods owned are included in the results of the Affiliate Partners segment and the Company.

(5)
Operating expense related to the Affiliate Partners segment includes restructuring expenses of $0.8 million for the year ended December 31, 2018 and a goodwill impairment charge of $24.9 million for the year ended December 31, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(6)
Fees and other income for the Holding Company and Eliminations includes a loss on the sale of Anchor of $1.3 million for the year ended December 31, 2017 related to the classification of Anchor as held for sale. Fees and other income for the Holding Company includes a gain on the sale of BOS of $18.1 million for the year ended December 31, 2018.

(7)
The Holding Company and Eliminations calculation of net income attributable to the Company includes net income from discontinued operations for the years ended December 31, 2018, 2017 and 2016 of $2.0 million, $4.9 million, and $5.5 million, respectively.

(8)
Income tax expense for the year ended December 31, 2018 includes $12.7 million in additional expense related to the sale of Anchor in April 2018 and $3.5 million in additional expense related to the sale of BOS in December 2018.

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
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of December 31, 2018	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available-for-sale securities
U.S. government and agencies	$29,114	$—	$29,114	$—
Government-sponsored entities	207,703	—	207,703	—
Municipal bonds	308,959	—	308,959	—
Mortgage-backed securities	448,289	—	448,289	—
Total available-for-sale securities	994,065	—	994,065	—
Equity securities	14,228	14,228	—	—
Derivatives - interest rate customer swaps	21,889	—	21,889	—
Derivatives - interest rate swaps	553	—	553	—
Derivatives - risk participation agreements	2	—	2	—
Trading securities held in the "rabbi trust" (1)	6,839	6,839	—	—

Liabilities:
Derivatives - interest rate customer swaps	$22,385	$—	$22,385	$—
Derivatives - risk participation agreements	152	—	152	—
Deferred compensation "rabbi trust" (1)	6,839	6,839	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of December 31, 2017	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available-for-sale securities:
U.S. government and agencies	$34,299	$34,096	$203	$—
Government-sponsored entities	302,501	—	302,501	—
Municipal bonds	303,058	—	303,058	—
Mortgage-backed securities	509,676	—	509,676	—
Total available-for-sale securities	1,149,534	34,096	1,115,438	—
Equity securities	20,794	20,794	—	—
Derivatives - interest rate customer swaps	18,575	—	18,575	—
Derivatives - customer foreign exchange forwards	2	—	2	—
Derivatives - interest rate swaps	555	—	555	—
Derivatives - risk participation agreements	1	—	1	—
Trading securities held in the "rabbi trust" (1)	7,062	7,062	—	—

Liabilities:
Derivatives - interest rate customer swaps	$18,953	$—	$18,953	$—
Derivatives - interest rate swaps	80	—	80	—
Derivatives - customer foreign exchange forwards	2	—	2	—
Derivatives - risk participation agreements	108	—	108	—
Deferred compensation "rabbi trust" (1)	7,062	7,062	—	—

(1) The Company has adopted a special trust for the Deferred Compensation Plan called a “rabbi trust.” The rabbi trust is an arrangement that is used to accumulate assets that may be used to fund the Company’s obligation to pay benefits under the Deferred Compensation Plan. To prevent immediate taxation to the executives who participate in the Deferred Compensation Plan, the amounts placed in the rabbi trust must remain subject to the claims of the Company’s creditors. The investments chosen by the participants in the Deferred Compensation Plan are mirrored by the rabbi trust as a way to minimize the earnings volatility of the Deferred Compensation Plan.
    As of December 31, 2018 and 2017, available-for-sale securities consisted of U.S. government and agencies securities, government-sponsored entities securities, municipal bonds, and mortgage-backed securities. Available-for-sale Level 1 securities are valued with prices quoted in active markets and include current issuances or "on-the-run" U.S. Treasury securities (which are categorized as U.S. government and agencies securities). Available-for-sale Level 2 securities generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets and include government-sponsored entities securities, municipal bonds, mortgage-backed securities, "off-the-run" U.S. Treasury securities, and certain investments in SBA loans (which are categorized as U.S. government and agencies securities). "Off-the-run" U.S. Treasury securities are Treasury bonds and notes issued before the most recently issued bond or note of a particular maturity. When Treasuries move to the secondary over-the-counter market, they become less frequently traded, therefore, they are considered "off-the-run".
As of December 31, 2018 and 2017, equity securities consisted of Level 1 money market mutual funds that are valued with prices quoted in active markets.
In managing its interest rate and credit risk, the Company utilizes derivative instruments including interest rate customer swaps, interest rate swaps, and risk participation agreements. As a service to its customers, the Company may utilize derivative instruments including customer foreign exchange forward contracts to manage its foreign exchange risk, if any. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities, and therefore, they have been categorized as a Level 2 measurement as of December 31, 2018 and 2017. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 9: Derivatives and Hedging Activities” for further details.
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
The Company has determined that the majority of inputs used to value its derivatives are within Level 2. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy as of December 31, 2018 and 2017.
Trading securities held in the rabbi trust consist of publicly traded mutual fund investments that are valued at prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement as of December 31, 2018 and 2017.
The Company accounts for its investments held in the rabbi trust in accordance with ASC 320, Investments - Debt and Equity Securities. The investments held in the rabbi trust are classified as trading securities. The assets of the rabbi trust are carried at their fair value within other assets on the consolidated balance sheet. Changes in the fair value of the securities are recorded as an increase or decrease in other income each quarter. The deferred compensation liability reflects the market value of the securities selected by the participants and is included within other liabilities on the consolidated balance sheet. Changes in the fair value of the liability are recorded as an increase or decrease in salaries and employee benefits expense each quarter.
During the year ended December 31, 2018, five U.S. Treasury securities totaling $33.4 million were transferred from Level 1 to Level 2 as the securities were determined to be “off-the-run”. There were no other transfers for assets or liabilities recorded at fair value on a recurring basis as of December 31, 2018 and 2017.
There were no Level 3 assets valued on a recurring basis as of December 31, 2018 or 2017.
There were no changes in the valuation techniques used for measuring the fair value.
The following tables present the Company’s assets and liabilities measured at fair value on a non-recurring basis during the periods ended December 31, 2018 and 2017, respectively, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of December 31, 2018	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Year ended December 31, 2018
	(In thousands)
Assets:
Impaired loans (1)	$2,192	$—	$—	$2,192	$(1,648)
	$2,192	$—	$—	$2,192	$(1,648)
___________________

(1)	Collateral-dependent impaired loans held as of December 31, 2018 that had write-downs in fair value or whose specific reserve changed during 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of December 31, 2017	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Year ended December 31, 2017
	(In thousands)
Assets:
Impaired loans (1)	$1,778	$—	$—	$1,778	$(465)
Goodwill (2)	42,054	—	—	42,054	(24,901)
	$43,832	$—	$—	$43,832	$(25,366)
___________________

(1)	Collateral-dependent impaired loans held as of December 31, 2017 that had write-downs in fair value or whose specific reserve changed during 2017

(2)
Goodwill balance at Anchor as of December 31, 2017 that had write-downs in fair value during 2017. The goodwill balance related to Anchor is recorded in held for sale within other assets as of December 31, 2017. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 8: Goodwill and Other Intangible Assets” for further detail.

The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	As of December 31, 2018
	Fair Value	Valuation technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$2,192	Appraisals of Collateral	Discount for costs to sell	0% - 9%	5%
			Appraisal adjustments	—%	—%

	As of December 31, 2017
	Fair Value	Valuation technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$1,778	Appraisals of Collateral	Discount for costs to sell	0% - 7%	5%
			Appraisal adjustments	0% - 20%	14%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present the carrying values and fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis (other than certain loans, as noted below):

	As of December 31, 2018
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$127,259	$127,259	$127,259	$—	$—
Investment securities held-to-maturity	70,438	68,595	—	68,595	—
Loans held for sale	2,812	2,837	—	2,837	—
Loans, net	6,817,846	6,734,216	—	—	6,734,216
Other financial assets	78,730	78,730	—	78,730	—
FINANCIAL LIABILITIES:
Deposits	6,781,170	6,777,928	—	6,777,928	—
Securities sold under agreements to repurchase	36,928	36,928	—	36,928	—
Federal funds purchased	250,000	250,000	—	250,000	—
Federal Home Loan Bank borrowings	420,144	417,092	—	417,092	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	2,001	2,001	—	2,001	—

	As of December 31, 2017
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$120,541	$120,541	$120,541	$—	$—
Investment securities held-to-maturity	74,576	73,781	—	73,781	—
Loans held for sale	4,697	4,737	—	4,737	—
Loans, net	6,430,286	6,388,297	—	—	6,388,297
Other financial assets	93,449	93,449	—	93,449	—
FINANCIAL LIABILITIES:
Deposits	6,510,246	6,509,197	—	6,509,197	—
Securities sold under agreements to repurchase	32,169	32,169	—	32,169	—
Federal funds purchased	30,000	30,000	—	30,000	—
Federal Home Loan Bank borrowings	693,681	692,402	—	692,402	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	2,224	2,224	—	2,224	—
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Investment securities held-to-maturity
Investment securities held-to-maturity currently include mortgage-backed securities and a U.S. Treasury security. The U.S. Treasury security as of December 31, 2018 is an "off-the-run" U.S. Treasury security, therefore, it has been categorized as a Level 2 measurement. There were no U.S. Treasury securities held-to-maturity as of December 31, 2017. The mortgage-backed securities are fixed income instruments that are not quoted on an exchange, but may be traded in active markets. The fair value of these securities is based on quoted market prices obtained from external pricing services. The principal market for our securities portfolio is the secondary institutional market, with an exit price that is predominantly reflective of bid level pricing in that market. Accordingly, held-to-maturity mortgage-backed securities are included in the Level 2 fair value category.
There were no transfers of the Company's financial instruments that are not measured at fair value on a recurring basis at December 31, 2018 and 2017.
Loans held for sale
Loans held for sale are recorded at the lower of cost or fair value in the aggregate. Fair value estimates are based on actual commitments to sell the loans to investors at an agreed upon price or current market prices if rates have changed since the time the loan closed. Accordingly, loans held for sale are included in the Level 2 fair value category.
Loans, net
Fair value estimates are based on loans with similar financial characteristics. Following the adoption of ASU 2016-01 in 2018, the Company updated its process for estimating the fair value of loans, net of allowance for loan losses. The updated process estimates the fair value of loans using the exit price notion, which includes identifying an exit price using current market information for origination rates and making certain adjustments to incorporate credit risk, transaction costs and other adjustments utilizing publicly available rates and indices. Loans, net are included in the Level 3 fair value category based upon the inputs and valuation techniques used. See Part II. Item 8, "Financial Statements and Supplementary Data- Note 1: Basis of Presentation and Summary of Significant Accounting Policies" for additional information on ASU 2016-01.
Other financial assets
Other financial assets consist of accrued interest and fees receivable, and stock in the FHLB of Boston and the FRB, for which the carrying amount approximates fair value, and are classified as Level 2.
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
Investors have recourse to the Company on any sold loans that are deemed to have been fraudulent or misrepresented. In addition, investors would require the Company to repurchase any loan sold which has a first payment default. The Company has not repurchased any loans during the years ended December 31, 2018 and 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Financial instruments with off-balance sheet risk are summarized as follows:

	December 31,
	2018	2017
	(In thousands)
Commitments to originate loans
Variable rate	$59,766	$56,410
Fixed rate	38,332	79,784
Total commitments to originate new loans	$98,098	$136,194
Unadvanced portion of loans and unused lines of credit	$1,413,737	$1,327,140
Standby letters of credit	$36,755	$46,291
Forward commitments to sell loans	$4,657	$16,886

23.    BOSTON PRIVATE FINANCIAL HOLDINGS, INC. (PARENT COMPANY ONLY)
Condensed Balance Sheets

	December 31, 2018	December 31, 2017
	(In thousands)
Assets:
Cash and cash equivalents	$51,088	$66,361
Investment in wholly-owned and majority-owned subsidiaries:
Bank	773,271	731,907
Non-banks	29,371	110,764
Investment in partnerships and trusts	6,340	6,340
Other assets	36,483	11,046
Total assets	$896,553	$926,418
Liabilities:
Junior subordinated debentures	$106,363	$106,363
Deferred income taxes	12,968	5,322
Other liabilities	20,742	11,328
Total liabilities	140,073	123,013
Redeemable Noncontrolling Interests (1)	2,526	22,647
Total Shareholders’ Equity	753,954	780,758
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$896,553	$926,418
___________________

(1)	Includes noncontrolling interests, if any, and the maximum redemption value of redeemable noncontrolling interests.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Statement of Operations

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Income:
Interest income	$107	$180	$130
Dividends from subsidiaries:
Bank	27,500	25,200	22,700
Non-banks	17,948	24,116	24,044
Gain/ (loss) on sale of affiliates or offices	18,142	(1,264)	2,862
Other income	59	193	(2,552)
Total income	63,756	48,425	47,184
Operating Expense:
Salaries and employee benefits	2,121	4,061	4,620
Professional fees	1,381	1,369	1,337
Interest expense	3,925	2,919	2,427
Other expenses	1,406	1,424	1,381
Total operating expense	8,833	9,773	9,765
Income before income taxes	54,923	38,652	37,419
Income tax expense/(benefit)	14,628	(6,880)	(3,751)
Net income from discontinued operations	2,002	4,870	5,541
Income before equity in undistributed earnings of subsidiaries	42,297	50,402	46,711
Equity/(loss) in undistributed earnings of subsidiaries	38,087	(9,811)	24,917
Net income attributable to the Company	$80,384	$40,591	$71,628

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Statement of Cash Flows

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income attributable to the Company	$80,384	$40,591	$71,628
Net income from discontinued operations	2,002	4,870	5,541
Net income from continuing operations	78,382	35,721	66,087
Adjustments to reconcile net income from continuing operations to net cash provided by/ (used in) operating activities:
Equity in earnings/(loss) of subsidiaries:
Bank	(70,930)	(50,476)	(58,184)
Non-banks	(12,302)	11,150	(13,477)
Dividends from subsidiaries:
Bank	27,500	25,200	22,700
Non-banks	17,948	24,116	24,044
Depreciation and amortization	(186)	3,553	(738)
(Gain)/loss on sale of affiliates or offices	(18,142)	1,264	—
Net decrease/ (increase) in other operating activities	13,181	(2,440)	(6,633)
Net cash provided by/ (used in) operating activities of continuing operations	35,451	48,088	33,799
Net cash provided by/ (used in) operating activities of discontinued operations	2,002	4,870	5,541
Net cash provided by/ (used in) operating activities	37,453	52,958	39,340
Cash flows from investing activities:
Contingent consideration from divestitures	1,233	—	—
Capital investments in subsidiaries:
Non-banks	(96)	(54)	(1,220)
Cash received from divestitures	52,981	—	—
Net cash (used in)/ provided by in other investing activities	—	—	1
Net cash provided by/ (used in) investing activities	54,118	(54)	(1,219)
Cash flows from financing activities:
Redemption of Series D preferred stock	(50,000)	—	—
Equity sales/ (purchases) in minority-owned subsidiaries	1,021	1,410	1,890
Repurchase of common stock	(20,000)	—	(9,323)
Dividends paid to common shareholders	(40,685)	(37,054)	(33,110)
Dividends paid to preferred shareholders	(1,738)	(3,475)	(3,475)
Tax benefit/ (deficiency) from certain stock compensation awards	—	—	(620)
Proceeds from stock option exercises	1,661	882	1,725
Proceeds from issuance of common stock, net	434	2,740	7,786
Other equity adjustments	2,463	(5,740)	(3,685)
Net cash provided by/ (used in) financing activities	(106,844)	(41,237)	(38,812)
Net (decrease)/ increase in cash and cash equivalents	(15,273)	11,667	(691)
Cash and cash equivalents at beginning of year	66,361	54,694	55,385
Cash and cash equivalents at end of year	$51,088	$66,361	$54,694

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

24.     REGULATORY MATTERS
Wealth and Investment Businesses
The Company’s Wealth and Investment businesses are highly regulated, primarily at the federal level by the SEC, and by state regulatory agencies. The Company has subsidiaries which are RIAs under the Investment Advisers Act of 1940. The Investment Advisers Act of 1940 imposes numerous obligations on RIAs, including fiduciary, record keeping, operational, and disclosure obligations. The subsidiaries, as investment advisers, are also subject to regulation under the federal and state securities laws and the fiduciary laws of certain states. In addition, the Company has a subsidiary which act as a sub-adviser to mutual funds, which are registered under the Investment Company Act of 1940 and are subject to that Act’s provisions and regulations. The Company’s subsidiaries are also subject to the provisions and regulations of ERISA, to the extent any such entities act as a “fiduciary” under ERISA with respect to certain of its clients. ERISA and the related provisions of the federal tax laws impose a number of duties on persons who are fiduciaries under ERISA, and prohibit certain transactions involving the assets of each ERISA plan which is a client, as well as certain transactions by the fiduciaries and certain other related parties to such plans.
Private Banking
The Company and the Bank are subject to extensive supervision and regulation by the Federal Reserve, the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law, the Massachusetts Commissioner of Banks, and the California Banking Commission. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of collateral for certain loans. The laws and regulations governing the Bank generally have been promulgated to foster the safety and soundness of the Bank and protect depositors, and not for the purpose of protecting shareholders of the Company.
As of December 31, 2018, quantitative measures established by regulation to ensure capital adequacy required us to maintain minimum ratios of Common Equity Tier 1 ("CET1"), Tier 1, and total capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations).
The following table presents the Company’s and the Bank’s amount of regulatory capital and related ratios as of December 31, 2018 and 2017. Also presented are the minimum requirements established by the Federal Reserve and the FDIC as of those dates for the Company and the Bank, respectively, to meet applicable capital requirements and the requirements of the FDIC as of those dates for the Bank to be considered “well capitalized” under the FDIC’s prompt corrective action provisions. On July 28, 2017, Boston Private Bank became a member of the Federal Reserve System.
The Federal Reserve and the Massachusetts Commissioner of Banks may impose higher capital ratios than those listed below based upon the results of regulatory exams. The Bank was categorized as “well capitalized” under the FDIC’s prompt corrective action provisions as of December 31, 2018 and 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Actual		For capital adequacy purposes (at least)		To be well capitalized under prompt corrective action provisions (at least)		Basel III minimum capital ratio with capital conservation buffer (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of December 31, 2018
Common equity tier 1 risk-based capital
Company	$702,728	11.40%	$277,275	4.5%	n/a	n/a	7.0%
Boston Private Bank	745,051	12.13	276,352	4.5	$399,175	6.5%	7.0
Tier 1 risk-based capital
Company	803,311	13.04	369,701	6.0	n/a	n/a	8.5
Boston Private Bank	745,051	12.13	368,469	6.0	491,292	8.0	8.5
Total risk-based capital
Company	879,927	14.28	492,934	8.0	n/a	n/a	10.5
Boston Private Bank	821,584	13.38	491,292	8.0	614,115	10.0	10.5
Tier 1 leverage capital
Company	803,311	9.54	336,648	4.0	n/a	n/a	4.0
Boston Private Bank	745,051	8.92	334,029	4.0	417,537	5.0	4.0

As of December 31, 2017
Common equity tier 1 risk-based capital
Company	$607,800	10.32%	$265,153	4.5%	n/a	n/a	7.0%
Boston Private Bank	694,201	11.83	264,028	4.5	$381,373	6.5%	7.0
Tier 1 risk-based capital
Company	758,089	12.87	353,537	6.0	n/a	n/a	8.5
Boston Private Bank	694,201	11.83	352,037	6.0	469,382	8.0	8.5
Total risk-based capital
Company	832,182	14.12	471,383	8.0	n/a	n/a	10.5
Boston Private Bank	767,576	13.08	469,382	8.0	586,728	10.0	10.5
Tier 1 leverage capital
Company	758,089	9.34	324,725	4.0	n/a	n/a	4.0
Boston Private Bank	694,201	8.63	321,920	4.0	402,400	5.0	4.0
___________________

n/a	= not applicable

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
The Company has sponsored the creation of two statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. In accordance with ASC 810-10-55, Consolidation - Overall - Implementation Guidance and Illustrations - Variable Interest Entities, these statutory trusts created by the Company are not consolidated into the Company’s financial statements; however, the Company reflects the amounts of junior subordinated debentures payable to the preferred stockholders of statutory trusts as debt in its financial statements. As of both December 31, 2018, and 2017, all $100.0 million of the net balance of these trust preferred securities qualified as Tier 1 capital.

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

26.    REVENUE RECOGNITION
On January 1, 2018, the Company adopted ASU 2014-09 et al. As stated in Part II. Item 8. “Financial Statements and Supplementary Data- Note 1: Basis of Presentation and Summary of Significant Accounting Policies,” the implementation of the new standard did not have an impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, Revenue from Contracts with Customers (“ASC 606”), while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under ASC 605, Revenue Recognition.
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
All of the investment management fees income on the consolidated statement of operations for the twelve months ended December 31, 2018 and 2017 is considered in-scope of ASC 606.
Wealth advisory fees
Wealth advisory fees are earned for providing financial advisory services to clients. The Company’s performance obligation under these contracts is satisfied over time as the financial advisory services are provided. Fees are recognized monthly based either on a fixed fee amount or are based on the quarter-end (in arrears) market value of the AUM and the applicable fee rate (“asset based fees”), depending on the terms of the contract. Payment on fixed fee contracts is received based on a schedule outlined in the contract, while payment on asset based fees are generally received a few days after quarter end through a direct charge to customers’ accounts. No performance based incentives are earned on wealth advisory contracts. Receivables are recorded on the consolidated balance sheet in the fees receivable line item. Deferred revenues related to the fixed fee contracts of $7.0 million and $6.6 million at December 31, 2018 and December 31, 2017, respectively, are recorded on the consolidated balance sheet within the other liabilities line item.
All of the wealth advisory fees income on the consolidated statement of operations for the twelve months ended December 31, 2018 and 2017 is considered in-scope of ASC 606.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

monthly or, in certain circumstances, quarterly based on a percentage of the market value of the account as outlined in the agreement. Payment frequency is defined in the individual contracts which primarily stipulate monthly in arrears. No performance based incentives are earned on trust fee contracts. Receivables are recorded on the consolidated balance sheet in the fees receivable line item.
All of the wealth management and trust fees income on the consolidated statement of operations for the twelve months ended December 31, 2018 and 2017 is considered in-scope of ASC 606.
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
The Bank also charges fees for treasury activities such as foreign exchange fees for clients with a banking relationship. These fees are recorded when earned via completion of the transaction for the client. The completion of the transaction is deemed to be the performance obligation of the transaction. The related revenue is recorded through a direct charge to the client’s account. There are no individual agreements or contracts with clients relating to foreign exchange fees as they are governed by client disclosure statements and the Bank’s internal policies and procedures.
For the twelve months ended December 31, 2018 and 2017, $3.9 million and $3.6 million, respectively, of other banking fee income as described above is considered in-scope for ASC 606.

27.    SELECTED QUARTERLY DATA (UNAUDITED)
The following tables present selected quarterly financial data for 2018 and 2017:

	2018 (1)
(In thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues
Net interest income	$59,997	$59,641	$57,545	$57,383
Fees and other income	45,845	32,314	32,095	39,743
Total revenues	105,842	91,955	89,640	97,126
Provision/ (credit) for loan losses	93	(949)	453	(1,795)
Operating expense	63,557	68,557	64,384	70,857
Income before income taxes	42,192	24,347	24,803	28,064
Income tax expense	8,651	5,461	17,399	6,026
Net income/ (loss) from discontinued operations	306	—	(2)	1,698
Less: Net income attributable to noncontrolling interests	545	924	968	1,050
Net income attributable to the Company	$33,302	$17,962	$6,434	$22,686
Net earnings per share attributable to the Company’s common shareholders:
Basic earnings per share (2)	$0.43	$0.20	$0.03	$0.27
Diluted earnings per share (2)	$0.42	$0.20	$0.03	$0.27

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2017 (1)
(In thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues
Net interest income	$57,272	$56,627	$57,145	$53,642
Fees and other income	39,175	40,267	38,018	36,506
Total revenues	96,447	96,894	95,163	90,148
Provision/ (credit) for loan losses	(942)	(432)	(6,114)	(181)
Operating expense	93,989	69,346	67,821	68,780
Income before income taxes	3,400	27,980	33,456	21,549
Income tax expense	21,391	8,289	9,963	6,553
Net income from discontinued operations	989	1,186	1,063	1,632
Less: Net income attributable to noncontrolling interests	1,278	1,074	1,150	966
Net income/ (loss) attributable to the Company	$(18,280)	$19,803	$23,406	$15,662
Net earnings per share attributable to the Company’s common shareholders:
Basic earnings/ (loss) per share (2)	$(0.24)	$0.23	$0.28	$0.18
Diluted earnings/ (loss) per share (2)	$(0.24)	$0.22	$0.27	$0.17
___________________

(1)	Due to rounding, the sum of the four quarters may not add to the year to date total.

(2)	Includes the effect of adjustments to net income attributable to the Company to arrive at net income attributable to common shareholders.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Boston Private Financial Holdings, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Boston Private Financial Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
February 27, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Boston Private Financial Holdings, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Boston Private Financial Holdings, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the "consolidated financial statements"), and our report dated February 27, 2019 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 27, 2019

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.CONTROLS AND PROCEDURES
A.Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 of the Exchange Act, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, as of the end of the period covered by this report, the effectiveness of the design and operation of its disclosure controls and procedures.
Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of December 31, 2018 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries:

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, the Company used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on management’s assessment, the Company believes that, as of December 31, 2018, the Company’s internal control over financial reporting is effective based on the criteria established by Internal Control—Integrated Framework (2013) issued by COSO.
KPMG LLP, the independent registered public accounting firm that reported on the Company’s consolidated financial statements, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. This report can be found at the end of Part II. Item 8. “Financial Statements and Supplementary Data.”
C.Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting in 2018.

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

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
Financial Statements and Exhibits

1.Financial Statements

2.Financial Schedules
None.

3.    Exhibits

Exhibit Number	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed or Furnished with this 10-K
3.1	Restated Articles of Organization of Boston Private Financial Holdings, Inc.	8-K	8/2/2010	3.1
3.2	Amended and Restated By-Laws of Boston Private Financial Holdings, Inc.	8-K	1/18/2017	3.2
3.3	Articles of Amendment of Boston Private Financial Holdings, Inc.	8-K	5/2/2012	3.1
3.4	Articles of Amendment of Boston Private Financial Holdings, Inc.	8-K	4/22/2013	3.1
3.5	Articles of Amendment of Boston Private Financial Holdings, Inc.	8-A	4/24/2013	3.5
*10.1	Boston Private Financial Holdings, Inc. 2001 Employee Stock Purchase Plan (As Amended and Restated as of January 1, 2014)	8-K	4/17/2014	99.2
*10.2	Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	S-8	5/14/2009	99.1
*10.3	Boston Private Financial Holdings, Inc. Amended and Restated 2009 Stock Option and Incentive Plan	8-K	4/17/2014	99.1
*10.4	Form of Non-Qualified Stock Option Agreement for Employees under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	8/7/2009	10.2
*10.5	Form of Non-Qualified Stock Option Agreement for Employees under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	8/5/2011	10.4
*10.6	Form of Non-Qualified Stock Option Agreement for Employees under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-K	3/13/2012	10.11
*10.7	Form of Non-Qualified Stock Option Agreement for Employees under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	5/8/2012	10.3
*10.8	Form of Performance Restricted Stock Unit Award Agreement for the Chief Executive Officer under the Boston Private Financial Holdings, Inc. Amended and Restated 2009 Stock Option and Incentive Plan	10-Q	11/7/2017	10.1

Exhibit Number	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed or Furnished with this 10-K
*10.9	Form of Restricted Stock Unit Award Agreement for the Chief Executive Officer under the Boston Private Financial Holdings, Inc. Amended and Restated 2009 Stock Option and Incentive Plan	10-Q	11/7/2017	10.2
*10.10	Form of Performance Restricted Stock Unit Award Agreement for Employees under the Boston Private Financial Holdings, Inc. Amended and Restated 2009 Stock Option and Incentive Plan	10-Q	11/7/2017	10.3
*10.11	Form of Restricted Stock Unit Award Agreement for Employees under the Boston Private Financial Holdings, Inc. Amended and Restated 2009 Stock Option and Incentive Plan	10-Q	11/7/2017	10.4
*10.12	Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	8-K	6/8/2010	10.2
*10.13	First Amendment to Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	8-K	8/2/2010	10.1
*10.14	Second Amendment to Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	S-8	10/2/2014	99.3
*10.15	Third Amendment to Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	8-K	11/20/2018	10.1
*10.16	Form of Restricted Stock Agreement Under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	10-K	2/28/2017	10.20
*10.17	Form of Retention Bonus Pool Restricted Stock Agreement Under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	10-K	2/28/2017	10.21
*10.18	Form of Restricted Stock Unit Award Agreement Under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	8-K	11/5/2018	10.2
*10.19	Form of Time-Based Non-Qualified Stock Option Agreement Under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	8-K	11/5/2018	10.3
*10.20	Form of Performance-Based Non-Qualified Stock Option Agreement Under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	8-K	11/5/2018	10.4
*10.21	Form of Restricted Stock Unit Award Agreement for Employees under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, as Amended	10-Q	11/7/2017	10.5
*10.22	Boston Private Financial Holdings, Inc. Deferred Compensation Plan, As Amended and Restated as of January 1, 2009	10-K	3/12/2010	10.44
*10.23	Boston Private Financial Holdings, Inc. Executive Bonus Plan	8-K	2/3/2009	10.4
*10.24	Annual Executive Incentive Plan of Boston Private Financial Holdings, Inc.	8-K	5/2/2011	99.1
*10.25	Boston Private Financial Holdings, Inc. Executive Vice President Severance Pay Plan	8-K	10/20/2016	10.1
*10.26	Employment Agreement, dated June 7, 2010, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	8-K	6/8/2010	10.1
*10.27	Letter Agreement, dated May 1, 2014, by and between Boston Private Financial Holdings, Inc. and Corey A. Griffin	10-K/A	3/13/2015	10.50
*10.28	Employment Agreement by and between Boston Private Financial Holdings, Inc. and Anthony DeChellis, dated November 5, 2018.	8-K	11/5/2018	10.1
*10.29	Change in Control Protection Agreement, dated January 28, 2009, by and between Boston Private Financial Holdings, Inc. and David J. Kaye	8-K	2/3/2009	10.2
*10.30	Letter Agreement, dated July 3, 2007, by and between Boston Private Financial Holdings, Inc. and David J. Kaye	10-Q	11/6/2009	10.1
10.31	Indenture, dated October 12, 2004, between Boston Private Financial Holdings, Inc. and Sun Trust Bank, as debenture trustee	8-K	10/15/2004	10.1

Exhibit Number	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed or Furnished with this 10-K
10.32	Guarantee Agreement, dated as of October 12, 2004, by Boston Private Financial Holdings, Inc. and Sun Trust Bank, as trustee, for the benefit of the holders from time to time of the Trust Preferred Securities and Trust Common Securities of Boston Private Capital Trust I	8-K	10/15/2004	10.2
10.33	Amended and Restated Declaration of Trust of Boston Private Capital Trust I, dated October 12, 2004	8-K	10/15/2004	10.3
10.34	Indenture, dated September 27, 2005, between Boston Private Financial Holdings, Inc. and Wilmington Trust Company, as debenture trustee	8-K	9/30/2005	10.1
10.35	Guarantee Agreement, dated as of September 27, 2005, by Boston Private Financial Holdings, Inc. and Wilmington Trust Company, as trustee, for the benefit of the holders from time to time of the Capital Securities of Boston Private Capital Trust II	8-K	9/30/2005	10.2
10.36	Amended and Restated Declaration of Trust of Boston Private Capital Trust II, dated September 27, 2005	8-K	9/30/2005	10.3
14.1	Code of Business Conduct and Ethics Policy				Filed
21.1	List of Subsidiaries of Boston Private Financial Holdings, Inc.				Filed
23.1	Consent of KPMG LLP, an independent registered public accounting firm				Filed
31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*    Represents management contract or compensatory plan or agreement.

ITEM 16.    FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this day, February 27, 2019.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

By:	/s/ ANTHONY DECHELLIS
Anthony DeChellis
Chief Executive Officer, President and Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated.

/s/ ANTHONY DECHELLIS	Chief Executive Officer, President and Director (Principal Executive Officer)	February 27, 2019
Anthony DeChellis

/s/ STEVEN M. GAVEN	Executive Vice President and Chief Financial Officer	February 27, 2019
Steven M. Gaven

/s/ JOSEPH D. REGAN	Senior Vice President and Controller (Principal Accounting Officer)	February 27, 2019
Joseph D. Regan

/s/ STEPHEN M. WATERS	Chairman	February 27, 2019
Stephen M. Waters

/s/ MARK F. FURLONG	Director	February 27, 2019
Mark F. Furlong

/s/ JOSEPH C. GUYAUX	Director	February 27, 2019
Joseph C. Guyaux

/s/ DEBORAH F. KUENSTNER	Director	February 27, 2019
Deborah F. Kuenstner

/s/ GLORIA C. LARSON	Director	February 27, 2019
Gloria C. Larson

/s/ KIMBERLY S. STEVENSON	Director	February 27, 2019
Kimberly S. Stevenson

/s/ LUIS ANTONIO UBIÑAS	Director	February 27, 2019
Luis Antonio Ubiñas

/s/ LIZABETH H. ZLATKUS	Director	February 27, 2019
Lizabeth H. Zlatkus