Form 10-Q
period 2019-03-31
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2019-05-08
CIK 821127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Registrant’s telephone number, including area code: (617) 912-1900
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange which registered
Common Stock	BPFH	NASDAQ Stock Market LLC
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 3, 2019:

Common Stock, Par Value $1.00 Per Share	83,776,788
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION, ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)
	March 31, 2019	December 31, 2018
	(In thousands, except share and per share data)
Assets:
Cash and cash equivalents	$96,211	$127,259
Investment securities available-for-sale (amortized cost of $990,626 and $1,018,774 at March 31, 2019 and December 31, 2018, respectively)	981,951	994,065
Investment securities held-to-maturity (fair value of $66,407 and $68,595 at March 31, 2019 and December 31, 2018, respectively)	67,548	70,438
Equity securities at fair value	7,491	14,228
Stock in Federal Home Loan Bank and Federal Reserve Bank	47,053	49,263
Loans held for sale	280	2,812
Total loans	6,926,968	6,893,158
Less: Allowance for loan losses	73,814	75,312
Net loans	6,853,154	6,817,846
Other real estate owned (“OREO”)	—	401
Premises and equipment, net	42,938	45,412
Goodwill	57,607	57,607
Intangible assets, net	11,555	12,227
Fees receivable	3,982	5,101
Accrued interest receivable	25,935	24,366
Deferred income taxes, net	22,844	26,638
Right-of-use assets	104,644	—
Other assets	248,950	246,962
Total assets	$8,572,143	$8,494,625
Liabilities:
Deposits	$6,779,845	$6,781,170
Securities sold under agreements to repurchase	58,329	36,928
Federal funds purchased	—	250,000
Federal Home Loan Bank borrowings	615,070	420,144
Junior subordinated debentures	106,363	106,363
Lease liabilities	120,162	—
Other liabilities	112,893	143,540
Total liabilities	7,792,662	7,738,145
Redeemable Noncontrolling Interests	662	2,526
Shareholders’ Equity:
Common stock, $1.00 par value; authorized: 170,000,000 shares; issued and outstanding: 83,773,650 shares at March 31, 2019 and 83,655,651 shares at December 31, 2018	83,774	83,656
Additional paid-in capital	604,288	600,196
Retained earnings	97,155	87,821
Accumulated other comprehensive income/ (loss)	(6,398)	(17,719)
Total shareholders’ equity	778,819	753,954
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$8,572,143	$8,494,625
See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended March 31,
	2019	2018
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$69,933	$60,929
Taxable investment securities	1,185	1,510
Non-taxable investment securities	1,901	1,730
Mortgage-backed securities	2,897	3,178
Short-term investments and other	908	1,009
Total interest and dividend income	76,824	68,356
Interest expense:
Deposits	14,058	6,524
Federal Home Loan Bank borrowings	2,780	3,344
Junior subordinated debentures	1,121	846
Repurchase agreements and other short-term borrowings	527	259
Total interest expense	18,486	10,973
Net interest income	58,338	57,383
Provision/ (credit) for loan losses	(1,426)	(1,795)
Net interest income after provision/ (credit) for loan losses	59,764	59,178
Fees and other income:
Investment management fees	2,650	11,425
Wealth advisory fees	8,165	13,512
Wealth management and trust fees	10,893	12,151
Other banking fee income	2,499	2,273
Gain on sale of loans, net	73	74
Gain/ (loss) on sale of investments, net	—	(24)
Gain/ (loss) on OREO, net	91	—
Other	877	332
Total fees and other income	25,248	39,743
Operating expense:
Salaries and employee benefits	35,726	47,084
Occupancy and equipment	8,348	7,748
Professional services	3,560	3,177
Marketing and business development	1,085	1,593
Information systems	5,860	5,886
Amortization of intangibles	672	750
FDIC insurance	660	744
Restructuring	1,646	—
Other	2,996	3,875
Total operating expense	60,553	70,857
Income before income taxes	24,459	28,064
Income tax expense	4,917	6,026
Net income from continuing operations	19,542	22,038
Net income from discontinued operations	—	1,698
Net income before attribution to noncontrolling interests	19,542	23,736
(Continued)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended March 31,
	2019	2018
Less: Net income attributable to noncontrolling interests	100	1,050
Net income attributable to the Company	$19,442	$22,686
Adjustments to net income attributable to the Company to arrive at net income attributable to common shareholders	$1,557	$(23)
Net income attributable to common shareholders for earnings per share calculation	$20,999	$22,663
Basic earnings per share attributable to common shareholders:
From continuing operations:	$0.25	$0.25
From discontinued operations:	$—	$0.02
Total attributable to common shareholders:	$0.25	$0.27
Weighted average basic common shares outstanding	83,285,095	83,097,758
Diluted earnings per share attributable to common shareholders:
From continuing operations:	$0.25	$0.25
From discontinued operations:	$—	$0.02
Total attributable to common shareholders:	$0.25	$0.27
Weighted average diluted common shares outstanding	84,010,450	85,271,650

 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
	Three months ended March 31,
	2019	2018
	(In thousands)
Net income attributable to the Company	$19,442	$22,686
Other comprehensive income/ (loss), net of tax:
Unrealized gain/ (loss) on securities available-for-sale	11,568	(12,895)
Net unrealized gain/ (loss) on securities available-for-sale	11,568	(12,895)
Unrealized gain/ (loss) on cash flow hedges	(27)	588
Reclassification adjustment for net realized (gain)/ loss included in net income	(220)	(14)
Net unrealized gain/ (loss) on cash flow hedges	(247)	574
Other comprehensive income/ (loss), net of tax	11,321	(12,321)
Total comprehensive income attributable to the Company, net	$30,763	$10,365
 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Non- controlling Interests	Total
	(In thousands, except share data)
Balance, December 31, 2017	$47,753	$84,208	$607,929	$49,526	$(8,658)	$5,186	$785,944
Reclassification due to change in accounting principles (1)	—	—	—	334	(334)	—	—
Net income attributable to the Company	—	—	—	22,686	—	—	22,686
Other comprehensive income/ (loss), net	—	—	—	—	(12,321)	—	(12,321)
Dividends paid to common shareholders: $0.12 per share	—	—	—	(10,159)	—	—	(10,159)
Dividends paid to preferred shareholders	—	—	—	(869)	—	—	(869)
Net change in noncontrolling interests	—	—	—	—	—	(361)	(361)
Net proceeds from issuance of:
63,434 shares of common stock	—	63	770	—	—	—	833
110,846 incentive stock grant shares canceled or forfeited and 40,825 shares withheld for employee taxes	—	(151)	(487)	—	—	—	(638)
Amortization of stock compensation and employee stock purchase plan	—	—	1,730	—	—	—	1,730
Stock options exercised	—	74	595	—	—	—	669
Other equity adjustments	—	—	1,989	—	—	—	1,989
Balance at March 31, 2018	$47,753	$84,194	$612,526	$61,518	$(21,313)	$4,825	$789,503

Balance, December 31, 2018	$—	$83,656	$600,196	$87,821	$(17,719)	$—	$753,954
Net income attributable to the Company	—	—	—	19,442	—	—	19,442
Other comprehensive income/ (loss), net	—	—	—	—	11,321	—	11,321
Dividends paid to common shareholders: $0.12 per share	—	—	—	(10,108)	—	—	(10,108)
Net proceeds from issuance of:
103,991 shares of common stock	—	104	876	—	—	—	980
20,595 shares of incentive stock grants, net of 2,976 shares canceled or forfeited and 13,911 shares withheld for employee taxes	—	4	166	—	—	—	170
Amortization of stock compensation and employee stock purchase plan	—	—	1,352	—	—	—	1,352
Stock options exercised	—	10	40	—	—	—	50
Other equity adjustments	—	—	1,658	—	—	—	1,658
Balance at March 31, 2019	$—	$83,774	$604,288	$97,155	$(6,398)	$—	$778,819
_____________________
(1) Reclassification due to the adoption of ASU 2016-01 and ASU 2017-12. See Part I. Item 1. “Financial Statements and Supplementary Data - Note 15: Recent Accounting Pronouncements.”

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three months ended March 31,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income attributable to the Company	$19,442	$22,686
Adjustments to arrive at net income from continuing operations
Net income attributable to noncontrolling interests	100	1,050
Less: Net income from discontinued operations	—	(1,698)
Net income from continuing operations	19,542	22,038
Adjustments to reconcile net income from continuing operations to net cash provided by/ (used in) operating activities:
Depreciation and amortization	5,933	4,638
Net income attributable to noncontrolling interests	(100)	(1,050)
Stock compensation, net of cancellations	1,677	1,721
Provision/ (credit) for loan losses	(1,426)	(1,795)
Loans originated for sale	(6,796)	(11,875)
Proceeds from sale of loans held for sale	9,401	12,732
Deferred income tax expense/ (benefit)	(523)	1,769
Decrease in right-of-use assets	3,817	—
Decrease in operating lease liabilities	(4,102)	—
Net decrease/ (increase) in other operating activities	(19,247)	(13,079)
Net cash provided by/ (used in) operating activities of continuing operations	8,176	15,099
Net cash provided by/ (used in) operating activities of discontinued operations	—	1,698
Net cash provided by/ (used in) operating activities	8,176	16,797
Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	—	(9,985)
Sales	—	24
Maturities, calls, redemptions, and principal payments	26,265	37,912
Investment securities held-to-maturity:
Principal payments	2,860	3,650
Equity securities at fair value:
Purchases	(15,149)	(11,968)
Sales	21,886	15,853
(Investments)/ distributions in trusts, net	853	(125)
Contingent considerations from divestitures	836	—
(Purchase)/ redemption of Federal Home Loan Bank and Federal Reserve Bank stock	2,210	5,518
Net increase in portfolio loans	(34,670)	(97,432)
Proceeds from recoveries of loans previously charged-off	492	340
Proceeds from sale of OREO	492	—
Capital expenditures	(750)	(8,396)
Net cash provided by/ (used in) investing activities	5,325	(64,609)
(Continued)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three months ended March 31,
	2019	2018
Cash flows from financing activities:
Net increase/ (decrease) in deposits	(1,325)	74,076
Net increase/ (decrease) in securities sold under agreements to repurchase	21,401	53,088
Net increase/ (decrease) in federal funds purchased	(250,000)	(30,000)
Net increase/ (decrease) in short-term Federal Home Loan Bank borrowings	10,000	(120,000)
Advances of long-term Federal Home Loan Bank borrowings	190,000	90,000
Repayments of long-term Federal Home Loan Bank borrowings	(5,074)	(52,093)
Dividends paid to common shareholders	(10,108)	(10,159)
Dividends paid to preferred shareholders	—	(869)
Proceeds from stock option exercises	50	669
Proceeds from issuance of common stock	980	833
Tax withholding for share based compensation awards	(155)	(629)
Distributions paid to noncontrolling interests	(100)	(1,018)
Other equity adjustments	(218)	458
Net cash provided by/ (used in) financing activities	(44,549)	4,356
Net increase/ (decrease) in cash and cash equivalents	(31,048)	(43,456)
Cash and cash equivalents at beginning of year	127,259	120,541
Cash and cash equivalents at end of period	$96,211	$77,085
Supplemental disclosure of cash flow items:
Cash paid for interest	$16,775	$11,204
Cash paid for income taxes, (net of refunds received)	1,029	(783)
Change in unrealized gain/ (loss) on available-for-sale securities, net of tax	11,568	(12,895)
Change in unrealized gain/ (loss) on cash flow hedges, net of tax	(247)	574
Non-cash transactions:
Loans charged-off	(564)	(389)
Assets transferred into/ (out of) other assets held for sale	—	21

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
The Wealth Management and Trust segment is comprised of Boston Private Wealth LLC (“Boston Private Wealth”), an independent registered investment adviser (“RIA”), which is a wholly-owned subsidiary of the Bank, and the trust operations of Boston Private Bank. The segment provides comprehensive wealth management solutions for high net worth individuals and families, including customized investment solutions, wealth planning, trust, and family office services. The Wealth Management and Trust segment operates in New England, Southeast Florida, the San Francisco Bay Area, and Southern California.
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
The Affiliate Partners segment had four consolidated affiliates included in its results for 2018: DGHM; KLS; Anchor Capital Advisors, LLC (“Anchor”); and Bingham, Osborn & Scarborough, LLC (“BOS”). In December 2017, the Company entered into an agreement to sell its entire ownership interest in Anchor in a transaction that resulted in Anchor being majority-owned by members of its management team, which transaction closed in April 2018. In October 2018, the Company entered into an agreement to sell its entire ownership interest in BOS to the management team of BOS, which transaction closed in December 2018. The results of Anchor and BOS for the periods held through the respective closing dates are included in the results of the Affiliate Partners segment and the Company.
The Company conducts substantially all of its business through its three reportable segments. All significant intercompany accounts and transactions have been eliminated in consolidation, and the portion of income allocated to the owners of DGHM, Anchor, and BOS other than the Company is included in “Net income attributable to noncontrolling interests” in the consolidated statements of operations for the period owned. Redeemable noncontrolling interests in the consolidated balance sheets reflect the maximum redemption value of agreements with other owners.
The unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include all necessary adjustments of a normal recurring nature, which, in the opinion of management, are required for a fair presentation of the results of operations and financial condition of the Company. The interim results of consolidated operations are not necessarily indicative of the results for the entire year.
The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”). Prior period amounts are reclassified whenever necessary to conform to the current period presentation. The Company identified an immaterial change relating to the presentation of equity securities at fair value in the Consolidated Statement of Cash Flows. The impact was a change in the presentation of cash flows relating to $12.0 million of purchases and $15.9 million of sales, which were previously presented as investments securities available-for-sale but should have been presented as equity securities at fair value, within investing activities in the consolidated statement of cash flows.
The Company’s significant accounting policies are described in Part II. Item 8. “Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC. For interim reporting purposes, the Company follows the same significant accounting policies, except for the following new accounting pronouncements from the Financial Accounting Standards Board (the “FASB”) that were adopted effective January 1, 2019:

•
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). This update and the related amendments to Topic 842 require lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”); ASU No. 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”); and ASU No. 2019-01, Leases (Topic 842), Codification Improvements (“ASU 2019-01”). The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard was effective on January 1, 2019. The Company adopted these provisions on January 1, 2019. The most significant effects relate to the recognition of new ROU assets and lease liabilities on the balance sheet for real estate operating leases, providing significant new disclosures about leasing activities, and the impact of additional assets on certain financial measures such as capital ratios and return on average asset ratios. Additionally, the Company elected the package of practical expedients, as prescribed by ASU 2016-02. The Company elected not to reassess whether any expired or existing contracts are or contain leases nor the lease classification of those leases. The Company also elected not to reassess any initial direct costs for any existing leases. On adoption, the Company recognized approximately $124 million of lease liabilities and $108 million of ROU assets.

•
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) (“ASU 2018-15”). The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in ASU 2018-15. This update is effective on a retrospective basis for the Company beginning January 1, 2021. The Company early adopted this update on January 1, 2019. The adoption of this update did not have an impact on the financial statements.

•
In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting (“ASU 2018-16”). ASU 2018-16 introduces OIS Rate based on the SOFR as an acceptable US benchmark interest for purposes of applying hedge accounting under Topic 815. This update is effective for interim and annual reporting periods beginning after December 15, 2018 because the Company has already adopted ASU 2017-12. The Company adopted this update on January 1, 2019 and the update did not have an impact on the consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

2.    Earnings Per Share
The treasury stock method of calculating earnings per share (“EPS”) is presented below for the three months ended March 31, 2019 and 2018. The following tables present the computations of basic and diluted EPS:

	Three months ended March 31,
	2019	2018
	(In thousands, except share and per share data)
Basic earnings per share - Numerator:
Net income from continuing operations	$19,542	$22,038
Less: Net income attributable to noncontrolling interests	100	1,050
Net income from continuing operations attributable to the Company	19,442	20,988
Decrease/ (increase) in noncontrolling interests’ redemption values (1)	1,557	846
Dividends on preferred stock	—	(869)
Total adjustments to income attributable to common shareholders	1,557	(23)
Net income from continuing operations attributable to common shareholders, treasury stock method	20,999	20,965
Net income from discontinued operations	—	1,698
Net income attributable to common shareholders, treasury stock method	$20,999	$22,663

Basic earnings per share - Denominator:
Weighted average basic common shares outstanding	83,285,095	83,097,758
Per share data - Basic earnings per share from:
Continuing operations	$0.25	$0.25
Discontinued operations	$—	$0.02
Total attributable to common shareholders	$0.25	$0.27

	Three months ended March 31,
	2019	2018
	(In thousands, except share and per share data)
Diluted earnings per share - Numerator:
Net income from continuing operations attributable to common shareholders, after assumed dilution	$20,999	$20,965
Net income from discontinued operations	—	1,698
Net income attributable to common shareholders, after assumed dilution	$20,999	$22,663
Diluted earnings per share - Denominator:
Weighted average basic common shares outstanding	83,285,095	83,097,758
Dilutive effect of:
Time-based and market-based stock options, performance-based and time-based restricted stock, and performance-based and time-based restricted stock units, and other dilutive securities (2)	725,355	1,136,145
Warrants to purchase common stock	—	1,037,747
Dilutive common shares	725,355	2,173,892
Weighted average diluted common shares outstanding (2)	84,010,450	85,271,650
Per share data - Diluted earnings per share from:
Continuing operations	$0.25	$0.25
Discontinued operations	$—	$0.02
Total attributable to common shareholders	$0.25	$0.27
Dividends per share declared and paid on common stock	$0.12	$0.12

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

_____________________

(1)
See Part II. Item 8. “Financial Statements and Supplementary Data - Note 14: Noncontrolling Interests” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for a description of the redemption values related to the redeemable noncontrolling interests. In accordance with the FASB Accounting Standards Codification (“ASC 480”), Distinguishing Liabilities from Equity (“ASC 480”), an increase in redemption value from period to period reduces income attributable to common shareholders. Decreases in redemption value from period to period increase income attributable to common shareholders, but only to the extent that the cumulative change in redemption value remains a cumulative increase since adoption of this standard in the first quarter of 2009. In the first quarter of 2019, the redemption value decreased below the original value upon adoption of the standard in the first quarter of 2009. As such, subsequent decreases in the redemption value will not have an impact on EPS, but subsequent increases in redemption value will have an impact to the extent the original value is surpassed.

(2)
The diluted EPS computations for the three months ended March 31, 2019 and 2018 do not assume the conversion, exercise, or contingent issuance of the following shares for the following periods because the result would have been anti-dilutive for the periods indicated. As a result of the anti-dilution, the potential common shares excluded from the diluted EPS computation are as follows:

	Three months ended March 31,
	2019	2018
Shares excluded due to exercise price exceeding the average market price of common shares during the period (total outstanding):	(In thousands)
Potential common shares from:
Options, restricted stock, or other dilutive securities	796	39
Total shares excluded due to exercise price exceeding the average market price of common shares during the period	796	39

3. Reportable Segments
Management Reporting
The Company has three reportable segments: Private Banking, Wealth Management and Trust, and Affiliate Partners, as well as the Parent Company (Boston Private Financial Holdings, Inc.) (the “Holding Company”). The financial performance of the Company is managed and evaluated by these three segments. The segments are managed separately as a result of the concentrations in each function.
The Company’s CEO is the Company’s Chief Operating Decision Maker (“CODM”). The Company’s CEO is also the CEO of the Bank which comprises the Private Banking segment. The President of Private Banking, Wealth Management and Trust oversees the Wealth Management and Trust segment and reports to the CEO of the Company. The day-to-day activities of the Company’s affiliates (within the Affiliate Partners segment) are managed by the affiliate CEOs. Executive management has authority with respect to the allocation of capital within their segments, management oversight responsibility, performance assessments, and overall authority and accountability for all of the affiliates within their segment. The Company’s CEO communicates with the affiliate CEOs and the President of Private Banking, Wealth Management and Trust regarding profit and loss responsibility, strategic planning, priority setting and other matters. The Company’s Chief Financial Officer reviews all affiliate financial detail with the CODM on a monthly basis.
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

The Company previously had four reportable segments whereby the Affiliate Partners segment was bifurcated into two segments: Investment Management and Wealth Advisors. At the start of 2018, both the Investment Management and Wealth Advisors segments each had two consolidated affiliates. On April 13, 2018, the Company completed the sale of its ownership interest in Anchor. Anchor was previously in the Investment Management segment. On December 3, 2018, the Company completed the sale of its ownership interest in BOS. BOS was previously in the Wealth Advisory segment. The results of Anchor and BOS for the periods owned are included in the results of the Affiliate Partners segment and the Company. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 3: Asset Sales and Divestitures” in the Company’s
Annual Report on Form 10-K for the year ended December 31, 2018 for additional information.
Measurement of Segment Profit and Assets
The accounting policies of the segments are the same as those described in Part II. Item 8. “Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies.”
Reconciliation of Reportable Segment Items
The following tables present a reconciliation of the revenues, profits, assets, and other significant items of reportable segments as of and for the three months ended March 31, 2019 and 2018. Interest expense on junior subordinated debentures is reported at the Holding Company.

	Three months ended March 31,
	2019	2018
Private Banking	(In thousands)
Net interest income	$59,337	$58,131
Fees and other income	3,258	2,475
Total revenues	62,595	60,606
Provision/ (credit) for loan losses	(1,426)	(1,795)
Operating expense (1)	41,317	39,627
Income before income taxes	22,704	22,774
Income tax expense	4,430	4,613
Net income from continuing operations	18,274	18,161
Net income attributable to the Company	$18,274	$18,161

Assets	$8,481,160	$8,185,803
Depreciation	$2,670	$1,584

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended March 31,
	2019	2018
Wealth Management and Trust	(In thousands)
Fees and other income	$10,961	$12,274
Operating expense (1)	10,243	10,694
Income before income taxes	718	1,580
Income tax expense	203	475
Net income from continuing operations	515	1,105
Net income attributable to the Company	$515	$1,105

Assets	$87,719	$71,560
Amortization of intangibles	$672	$701
Depreciation	$287	$321

	Three months ended March 31,
	2019	2018
Affiliate Partners (2)	(In thousands)
Net interest income	$106	$52
Fees and other income	10,815	24,947
Total revenues	10,921	24,999
Operating expense	7,473	19,061
Income before income taxes	3,448	5,938
Income tax expense	1,100	1,457
Net income from continuing operations	2,348	4,481
Noncontrolling interests	100	1,050
Net income attributable to the Company	$2,248	$3,431

Assets	$70,139	$140,050
Amortization of intangibles	$—	$49
Depreciation	$127	$197

	Three months ended March 31,
	2019	2018
Holding Company and Eliminations	(In thousands)
Net interest income	$(1,105)	$(800)
Fees and other income	214	47
Total revenues	(891)	(753)
Operating expense	1,520	1,475
Income/ (loss) before income taxes	(2,411)	(2,228)
Income tax expense/ (benefit)	(816)	(519)
Net income/ (loss) from continuing operations	(1,595)	(1,709)
Discontinued operations (3)	—	1,698
Net income/ (loss) attributable to the Company	$(1,595)	$(11)

Assets (including eliminations)	$(66,875)	$(79,054)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended March 31,
	2019	2018
Total Company (2)	(In thousands)
Net interest income	$58,338	$57,383
Fees and other income	25,248	39,743
Total revenues	83,586	97,126
Provision/ (credit) for loan losses	(1,426)	(1,795)
Operating expense	60,553	70,857
Income before income taxes	24,459	28,064
Income tax expense	4,917	6,026
Net income from continuing operations	19,542	22,038
Noncontrolling interests	100	1,050
Discontinued operations (3)	—	1,698
Net income attributable to the Company	$19,442	$22,686

Assets	$8,572,143	$8,318,359
Amortization of intangibles	$672	$750
Depreciation	$3,084	$2,102

_____________________

(1)
Operating expense related to the Private Banking and Wealth Management & Trust segments includes restructuring expense for the three months ended March 31, 2019 of $1.3 million and $0.4 million, respectively.

(2)	The results of Anchor and BOS for the periods owned are included in the results of the Affiliate Partners segment and the Company.

(3)
The Holding Company and Eliminations calculation of net income attributable to the Company includes net income from discontinued operations for the three months ended March 31, 2019 and 2018 of zero and $1.7 million, respectively. The Company received the final payment related to a revenue sharing agreement with Westfield Capital Management Company, LLC (“Westfield”) in the first quarter of 2018. The Company will not receive additional income from Westfield now that the final payment has been received.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

4.    Investments
The following table presents a summary of investment securities:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
At March 31, 2019
Available-for-sale securities at fair value:
U.S. government and agencies	$25,044	$—	$(603)	$24,441
Government-sponsored entities	201,550	—	(1,950)	199,600
Municipal bonds	307,121	6,041	(533)	312,629
Mortgage-backed securities (1)	456,911	248	(11,878)	445,281
Total	$990,626	$6,289	$(14,964)	$981,951

Held-to-maturity securities at amortized cost:
U.S. government and agencies	$9,959	$3	$—	$9,962
Mortgage-backed securities (1)	57,589	—	(1,144)	56,445
Total	$67,548	$3	$(1,144)	$66,407

Equity securities at fair value:
Money market mutual funds (2)	$7,491	$—	$—	$7,491
Total	$7,491	$—	$—	$7,491

At December 31, 2018
Available-for-sale securities at fair value:
U.S. government and agencies	$30,043	$—	$(929)	$29,114
Government-sponsored entities	211,655	—	(3,952)	207,703
Municipal bonds	309,837	2,223	(3,101)	308,959
Mortgage-backed securities (1)	467,239	214	(19,164)	448,289
Total	$1,018,774	$2,437	$(27,146)	$994,065

Held-to-maturity securities at amortized cost:
U.S. government and agencies	$9,898	$2	$—	$9,900
Mortgage-backed securities (1)	60,540	—	(1,845)	58,695
Total	$70,438	$2	$(1,845)	$68,595

Equity securities at fair value:
Money market mutual funds (2)	$14,228	$—	$—	$14,228
Total	$14,228	$—	$—	$14,228
_____________________

(1)	All mortgage-backed securities are guaranteed by the U.S. government, U.S. government agencies, or government-sponsored entities.

(2)	Money market mutual funds maintain a constant net asset value of $1.00 and therefore have no unrealized gain or loss.
The following table presents the maturities of available-for-sale investment securities, based on contractual maturity, as of March 31, 2019. Certain securities are callable before their final maturity. Additionally, certain securities (such as mortgage-backed securities) are shown within the table below based on their final (contractual) maturity, but due to prepayments and amortization are expected to have shorter lives.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Available-for-sale Securities
	Amortized Cost	Fair Value
	(In thousands)
Within one year	$66,555	$66,463
After one, but within five years	266,643	263,774
After five, but within ten years	278,700	273,872
Greater than ten years	378,728	377,842
Total	$990,626	$981,951

The following table presents the maturities of held-to-maturity investment securities, based on contractual maturity, as of March 31, 2019.

	Held-to-maturity Securities
	Amortized Cost	Fair Value
	(In thousands)
Within one year	$9,959	$9,962
After five, but within ten years	47,179	46,250
Greater than ten years	10,410	10,195
Total	$67,548	$66,407

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

	Three months ended March 31,
	2019	2018
	(In thousands)
Proceeds from sales	$—	$24
Realized gains	—	7
Realized losses	—	(1)
Change in unrealized gain/ (loss) on equity securities reflected in the consolidated statement of operations	—	(30)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present information regarding securities at March 31, 2019 and December 31, 2018 having temporary impairment, due to the fair values having declined below the amortized cost of the individual securities, and the time period that the investments have been temporarily impaired.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except number of securities)
March 31, 2019
Available-for-sale securities
U.S. government and agencies	$—	$—	$24,441	$(603)	$24,441	$(603)	4
Government-sponsored entities	—	—	199,600	(1,950)	199,600	(1,950)	31
Municipal bonds	—	—	55,511	(533)	55,511	(533)	40
Mortgage-backed securities (1)	812	(2)	423,758	(11,876)	424,570	(11,878)	105
Total	$812	$(2)	$703,310	$(14,962)	$704,122	$(14,964)	180

Held-to-maturity securities
Mortgage-backed securities (1)	$—	$—	$56,445	$(1,144)	$56,445	$(1,144)	16
Total	$—	$—	$56,445	$(1,144)	$56,445	$(1,144)	16

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except number of securities)
December 31, 2018
Available-for-sale securities
U.S. government and agencies	$—	$—	$29,114	$(929)	$29,114	$(929)	5
Government-sponsored entities	—	—	207,703	(3,952)	207,703	(3,952)	32
Municipal bonds	25,394	(128)	130,209	(2,973)	155,603	(3,101)	85
Mortgage-backed securities (1)	2,469	(11)	433,888	(19,153)	436,357	(19,164)	110
Total	$27,863	$(139)	$800,914	$(27,007)	$828,777	$(27,146)	232

Held-to-maturity securities
Mortgage-backed securities (1)	$—	$—	$58,695	$(1,845)	$58,695	$(1,845)	16
Total	$—	$—	$58,695	$(1,845)	$58,695	$(1,845)	16
_____________________

(1)	All mortgage-backed securities are guaranteed by the U.S. government, U.S. government agencies, or government-sponsored entities.
As of March 31, 2019, the U.S. government and agencies securities, government-sponsored entities securities and mortgage-backed securities in the first table above had current Standard and Poor’s credit ratings of AA. The municipal bonds in the first table above had a current Standard and Poor’s credit rating of at least AA-. As of March 31, 2019, the Company does not consider these investments other-than-temporarily impaired as the decline in fair value on investments is primarily attributed to changes in interest rates and not credit quality.
At March 31, 2019 and December 31, 2018, the amount of investment securities in an unrealized loss position greater than 12 months, as well as in total, was primarily due to changes in interest rates and not credit quality. As of March 31, 2019, the Company had no intent to sell any securities in an unrealized loss position and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized loss amounts.
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
Cost method investments, which are included in other assets, can be temporarily impaired when the fair values decline below the amortized costs of the individual investments. There were no cost method investments with unrealized losses as of March 31, 2019 or December 31, 2018. The Company’s cost method investments primarily include low income housing partnerships which generate tax credits. The Company also holds partnership interests in venture capital funds formed to provide financing to small businesses and to promote community development. The Company had $57.3 million and $54.4 million in cost method investments included in other assets as of March 31, 2019 and December 31, 2018, respectively.

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
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of March 31, 2019	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available-for-sale securities:
U.S. government and agencies	$24,441	$—	$24,441	$—
Government-sponsored entities	199,600	—	199,600	—
Municipal bonds	312,629	—	312,629	—
Mortgage-backed securities	445,281	—	445,281	—
Total available-for-sale securities	981,951	—	981,951	—
Equity securities	7,491	7,491	—	—
Derivatives - interest rate customer swaps	23,609	—	23,609	—
Derivatives - interest rate swaps	205	—	205	—
Derivatives - risk participation agreement	138	—	138	—
Trading securities held in the “rabbi trust” (1)	7,705	7,705	—	—

Liabilities:
Derivatives - interest rate customer swaps	$24,296	$—	$24,296	$—
Derivatives - risk participation agreement	184	—	184	—
Deferred compensation “rabbi trust” (1)	7,705	7,705	—	—

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

		Fair value measurements at reporting date using:
	As of December 31, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available-for-sale securities:
U.S. government and agencies	$29,114	$—	$29,114	$—
Government-sponsored entities	207,703	—	207,703	—
Municipal bonds	308,959	—	308,959	—
Mortgage-backed securities	448,289	—	448,289	—
Total available-for-sale securities	994,065	—	994,065	—
Equity securities	14,228	14,228	—	—
Derivatives - interest rate customer swaps	21,889	—	21,889	—
Derivatives - interest rate swaps	553	—	553	—
Derivatives - risk participation agreements	2	—	2	—
Trading securities held in the “rabbi trust” (1)	6,839	6,839	—	—

Liabilities:
Derivatives - interest rate customer swaps	$22,385	$—	$22,385	$—
Derivatives - risk participation agreements	152	—	152	—
Deferred compensation “rabbi trust” (1)	6,839	6,839	—	—

_____________________

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

As of March 31, 2019 and December 31, 2018, available-for-sale securities consisted of U.S. government and agencies securities, government-sponsored entities securities, municipal bonds, and mortgage-backed securities. Available-for-sale Level 2 securities generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets and include government-sponsored entities securities, municipal bonds, mortgage-backed securities, “off-the-run” U.S. Treasury securities, and certain investments in SBA loans (which are categorized as U.S. government and agencies securities). “Off-the-run” U.S. Treasury securities are Treasury bonds and notes issued before the most recently issued bond or note of a particular maturity. When Treasuries move to the secondary over-the-counter market, they become less frequently traded, therefore, they are considered “off-the-run”. No investments held as of March 31, 2019 or December 31, 2018 were categorized as Level 3.
As of March 31, 2019 and December 31, 2018, equity securities consisted of Level 1 money market mutual funds that are valued with prices quoted in active markets.
In managing its interest rate and credit risk, the Company utilizes derivative instruments including interest rate customer swaps, interest rate swaps, and risk participation agreements. As a service to its customers, the Company may utilize derivative instruments including customer foreign exchange forward contracts to manage its foreign exchange risk, if any. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities, and therefore, they have been categorized as a Level 2 measurement as of March 31, 2019 and December 31, 2018. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 8: Derivatives and Hedging Activities” for further details.

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
The Company has determined that the majority of inputs used to value its derivatives are within Level 2. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy as of March 31, 2019 and December 31, 2018.
Trading securities held in the rabbi trust consist of publicly traded mutual fund investments that are valued at prices quoted in active markets. Therefore, they have been categorized as Level 1 as of March 31, 2019 and December 31, 2018.
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
There were no transfers for assets or liabilities recorded at fair value on a recurring basis as of March 31, 2019. During the year ended December 31, 2018, five U.S. Treasury securities totaling $33.4 million transferred from Level 1 to Level 2 as the securities were determined to be “off-the-run”. There were no other transfers for assets or liabilities recorded at fair value on a recurring basis for the year ended December 31, 2018.
There were no Level 3 assets valued on a recurring basis at March 31, 2019 or December 31, 2018.
There were no changes in the valuation techniques used for measuring the fair value.
The following tables present the Company’s assets and liabilities measured at fair value on a non-recurring basis during the periods ended March 31, 2019 and 2018, respectively, aggregated by the level in the fair value hierarchy within which those measurements fall.

	As of March 31, 2019	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended March 31, 2019
	(In thousands)
Assets:
Impaired loans (1)	$957	$—	$—	$957	$372
_____________________

(1)	Collateral-dependent impaired loans held as of March 31, 2019 that had write-downs in fair value or whose specific reserve changed during the three months ended March 31, 2019.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of March 31, 2018	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended March 31, 2018
	(In thousands)
Assets:
Impaired loans (1)	$1,835	$—	$—	$1,835	$(216)
_____________________

(1)	Collateral-dependent impaired loans held as of March 31, 2018 that had write-downs in fair value or whose specific reserve changed during the three months ended March 31, 2018.
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	As of March 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$957	Appraisals of Collateral	Discount for costs to sell	0% - 6%	1%
			Appraisal adjustments	—%	—%

	As of March 31, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$1,835	Appraisals of Collateral	Discount for costs to sell	0% - 24%	14%
			Appraisal adjustments	0% - 26%	16%

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present the carrying values and fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis:

	As of March 31, 2019
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$96,211	$96,211	$96,211	$—	$—
Investment securities held-to-maturity	67,548	66,407	9,962	56,445	—
Loans held for sale	280	287	—	287	—
Loans, net	6,853,154	6,773,621	—	—	6,773,621
Other financial assets	76,970	76,970	—	76,970	—
FINANCIAL LIABILITIES:
Deposits	6,779,845	6,778,263	—	6,778,263	—
Securities sold under agreements to repurchase	58,329	58,329	—	58,329	—
Federal Home Loan Bank borrowings	615,070	613,814	—	613,814	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	3,725	3,725	—	3,725	—

	As of December 31, 2018
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$127,259	$127,259	$127,259	$—	$—
Investment securities held-to-maturity	70,438	68,595	—	68,595	—
Loans held for sale	2,812	2,837	—	2,837	—
Loans, net	6,817,846	6,734,216	—	—	6,734,216
Other financial assets	78,730	78,730	—	78,730	—
FINANCIAL LIABILITIES:
Deposits	6,781,170	6,777,928	—	6,777,928	—
Securities sold under agreements to repurchase	36,928	36,928	—	36,928	—
Federal funds purchased	250,000	250,000	—	250,000	—
Federal Home Loan Bank borrowings	420,144	417,092	—	417,092	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	2,001	2,001	—	2,001	—

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
Investment securities held-to-maturity
Investment securities held-to-maturity currently include mortgage-backed securities and a U.S. Treasury security. The U.S. Treasury security held as of March 31, 2019 is an "on-the run" U.S. Treasury security and therefore it has been categorized as a Level 1 measurement. The U.S. Treasury security held as of December 31, 2018 is an “off-the-run” U.S. Treasury security, therefore, it has been categorized as a Level 2 measurement. The mortgage-backed securities are fixed income instruments that are not quoted on an exchange, but may be traded in active markets. The fair value of these securities is based on quoted market prices obtained from external pricing services. The principal market for our securities portfolio is the secondary institutional market, with an exit price that is predominantly reflective of bid level pricing in that market. Accordingly, held-to-maturity mortgage-backed securities are included in the Level 2 fair value category.
There were no transfers of the Company's financial instruments that are not measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018.
Loans held for sale
Loans held for sale are recorded at the lower of cost or fair value in the aggregate. Fair value estimates are based on actual commitments to sell the loans to investors at an agreed upon price or current market prices if rates have changed since the time the loan closed. Accordingly, loans held for sale are included in the Level 2 fair value category.
Loans, net
Fair value estimates are based on loans with similar financial characteristics. Following the adoption of ASU 2016-01 in 2018, the Company updated its process for estimating the fair value of loans, net of allowance for loan losses. The updated process estimates the fair value of loans using the exit price notion, which includes identifying an exit price using current market information for origination rates and making certain adjustments to incorporate credit risk, transaction costs and other adjustments utilizing publicly available rates and indexes. Loans, net are included in the Level 3 fair value category based upon the inputs and valuation techniques used. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 15: Recent Accounting Pronouncements” for additional information on ASU 2016-01.
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
Securities sold under agreements to repurchase
The fair values of securities sold under agreements to repurchase are estimated based on contractual cash flows discounted at the Bank’s incremental borrowing rate for FHLB borrowings with similar maturities and have been classified as Level 2.
Federal funds purchased
The carrying amounts of federal funds purchased, if any, approximate fair value due to their short-term nature and therefore these funds have been classified as Level 2.
Federal Home Loan Bank borrowings
The fair values reported for FHLB borrowings are estimated based on the discounted value of contractual cash flows. The discount rate used is based on the Bank’s estimated current incremental borrowing rate for FHLB borrowings of similar maturities and therefore these borrowings have been classified as Level 2.
Junior subordinated debentures
The fair values of the junior subordinated debentures issued by Boston Private Capital Trust I and Boston Private Capital Trust II are estimated using Level 3 inputs such as the interest rates on these securities, current rates for similar debt, a consideration for illiquidity of trading in the debt, and regulatory changes that would result in an unfavorable change in the regulatory capital treatment of this type of debt.
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents a summary of the loan portfolio based on the portfolio segment as of the dates indicated:

	March 31, 2019	December 31, 2018
	(In thousands)
Commercial and industrial	$615,370	$623,037
Commercial tax-exempt	449,492	451,671
Total commercial and industrial	1,064,862	1,074,708
Commercial real estate	2,439,048	2,395,692
Construction and land	210,618	240,306
Residential	2,993,132	2,948,973
Home equity	88,620	90,421
Consumer and other	130,688	143,058
Total	$6,926,968	$6,893,158

The following table presents nonaccrual loans receivable by class of receivable as of the dates indicated:

	March 31, 2019	December 31, 2018
	(In thousands)
Commercial and industrial	$1,492	$2,554
Commercial tax-exempt	—	—
Total commercial and industrial	1,492	2,554
Commercial real estate	—	546
Residential	7,851	7,914
Home equity	2,668	3,031
Consumer and other	8	12
Total	$12,019	$14,057

The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, although infrequent, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans 90 days or more past due, but still accruing as of both March 31, 2019 and December 31, 2018. The Bank’s policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six consecutive months). For troubled debt restructured loans (“TDRs”), a return to accrual status generally requires timely payments for a period of six months in accordance with the restructured loan terms, along with meeting other criteria.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables show the payment status of loans receivable by class of receivable as of the dates indicated:

	March 31, 2019
	Accruing Past Due			Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Total Accruing Past Due	Current	30-89 Days Past Due	90 Days or Greater Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$1,627	$65	$1,692	$1,274	$—	$218	$1,492	$612,186	$615,370
Commercial tax-exempt	—	—	—	—	—	—	—	449,492	449,492
Commercial real estate	—	2,700	2,700	—	—	—	—	2,436,348	2,439,048
Construction and land	—	—	—	—	—	—	—	210,618	210,618
Residential	12,163	578	12,741	4,438	804	2,609	7,851	2,972,540	2,993,132
Home equity	229	339	568	188	—	2,480	2,668	85,384	88,620
Consumer and other	14	—	14	7	—	1	8	130,666	130,688
Total	$14,033	$3,682	$17,715	$5,907	$804	$5,308	$12,019	$6,897,234	$6,926,968

	December 31, 2018
	Accruing Past Due			Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Total Accruing Past Due	Current	30-89 Days Past Due	90 Days or Greater Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$9,794	$—	$9,794	$979	$—	$1,575	$2,554	$610,689	$623,037
Commercial tax-exempt	—	—	—	—	—	—	—	451,671	451,671
Commercial real estate	—	—	—	—	—	546	546	2,395,146	2,395,692
Construction and land	—	—	—	—	—	—	—	240,306	240,306
Residential	6,477	366	6,843	2,639	716	4,559	7,914	2,934,216	2,948,973
Home equity	252	350	602	—	48	2,983	3,031	86,788	90,421
Consumer and other	17	5,043	5,060	8	4	—	12	137,986	143,058
Total	$16,540	$5,759	$22,299	$3,626	$768	$9,663	$14,057	$6,856,802	$6,893,158

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
A summary of the rating system used by the Bank, repeated here from Part II. Item 8. “Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, follows:
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
The following tables present the loan portfolio’s credit risk profile by internally assigned grade and class of receivable as of the dates indicated:

	March 31, 2019
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Classified (1)	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$573,749	$17,143	$22,986	$1,492	$615,370
Commercial tax-exempt	442,708	2,732	4,052	—	449,492
Commercial real estate	2,366,113	60,452	12,483	—	2,439,048
Construction and land	204,158	6,460	—	—	210,618
Residential	2,982,281	—	3,000	7,851	2,993,132
Home equity	85,952	—	—	2,668	88,620
Consumer and other	130,680	—	—	8	130,688
Total	$6,785,641	$86,787	$42,521	$12,019	$6,926,968

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present, by class of receivable, the balance of impaired loans with and without a related allowance, the associated allowance for those impaired loans with a related allowance, and the total unpaid principal on impaired loans:

	As of and for the three months ended March 31, 2019
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$862	$1,730	n/a	$1,021	$15
Commercial tax-exempt	—	—	n/a	—	—
Commercial real estate	—	—	n/a	136	256
Construction and land	—	—	n/a	—	—
Residential	12,306	12,566	n/a	11,056	137
Home equity	2,147	2,709	n/a	1,709	—
Consumer and other	—	—	n/a	—	—
Subtotal	$15,315	$17,005	n/a	$13,922	$408
With an allowance recorded:
Commercial and industrial	$1,302	$1,353	$231	$1,542	$16
Commercial tax-exempt	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Residential	597	597	68	732	7
Home equity	—	—	—	1,290	—
Consumer and other	—	—	—	—	—
Subtotal	$1,899	$1,950	$299	$3,564	$23
Total:
Commercial and industrial	$2,164	$3,083	$231	$2,563	$31
Commercial tax-exempt	—	—	—	—	—
Commercial real estate	—	—	—	136	256
Construction and land	—	—	—	—	—
Residential	12,903	13,163	68	11,788	144
Home equity	2,147	2,709	—	2,999	—
Consumer and other	—	—	—	—	—
Total	$17,214	$18,955	$299	$17,486	$431
_____________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, if applicable, which was applied to principal.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three months ended March 31, 2018
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$2,100	$3,129	n/a	$1,689	$7
Commercial tax-exempt	—	—	n/a	—	—
Commercial real estate	2,947	4,710	n/a	2,103	25
Construction and land	109	109	n/a	109	—
Residential	10,717	11,077	n/a	9,608	101
Home equity	1,759	1,759	n/a	1,770	10
Consumer and other	—	—	n/a	—	—
Subtotal	$17,632	$20,784	n/a	$15,279	$143
With an allowance recorded:
Commercial and industrial	$—	$—	$—	$181	$2
Commercial tax-exempt	—	—	—	—	—
Commercial real estate	5,525	5,954	241	6,510	156
Construction and land	—	—	—	—	—
Residential	821	821	83	825	6
Home equity	36	36	20	36	—
Consumer and other	—	—	—	31	3
Subtotal	$6,382	$6,811	$344	$7,583	$167
Total:
Commercial and industrial	$2,100	$3,129	$—	$1,870	$9
Commercial tax-exempt	—	—	—	—	—
Commercial real estate	8,472	10,664	241	8,613	181
Construction and land	109	109	—	109	—
Residential	11,538	11,898	83	10,433	107
Home equity	1,795	1,795	20	1,806	10
Consumer and other	—	—	—	31	3
Total	$24,014	$27,595	$344	$22,862	$310
_____________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, if applicable, which was applied to principal.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the year ended December 31, 2018
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$1,435	$2,397	n/a	$1,614	$69
Commercial tax-exempt	—	—	n/a	—	—
Commercial real estate	546	900	n/a	2,002	1,544
Construction and land	—	—	n/a	50	16
Residential	8,403	8,764	n/a	9,638	408
Home equity	990	990	n/a	1,041	24
Consumer and other	—	—	n/a	—	—
Subtotal	$11,374	$13,051	n/a	$14,345	$2,061
With an allowance recorded:
Commercial and industrial	$1,770	$1,972	$598	$631	$15
Commercial tax-exempt	—	—	—	—	—
Commercial real estate	—	—	—	4,087	705
Construction and land	—	—	—	—	—
Residential	780	780	75	785	22
Home equity	1,719	1,719	562	959	11
Consumer and other	—	—	—	10	3
Subtotal	$4,269	$4,471	$1,235	$6,472	$756
Total:
Commercial and industrial	$3,205	$4,369	$598	$2,245	$84
Commercial tax-exempt	—	—	—	—	—
Commercial real estate	546	900	—	6,089	2,249
Construction and land	—	—	—	50	16
Residential	9,183	9,544	75	10,423	430
Home equity	2,709	2,709	562	2,000	35
Consumer and other	—	—	—	10	3
Total	$15,643	$17,522	$1,235	$20,817	$2,817
_____________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, if applicable, which was applied to principal.
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

As of March 31, 2019, the Bank has pledged $2.7 billion of loans in a blanket lien agreement with the Federal Home Loan Bank (the "FHLB"). The Bank also has $517.3 million of loans pledged as collateral at the Federal Reserve Bank (the

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

"FRB") for access to their discount window. As of December 31, 2018, the Bank had pledged $2.6 billion of loans to the FHLB and $540.0 million of loans at the FRB.
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. As of March 31, 2019 and December 31, 2018, TDRs totaled $10.2 million and $8.0 million, respectively. As of March 31, 2019, $6.7 million of the $10.2 million in TDRs were on accrual status. As of December 31, 2018, $3.8 million of the $8.0 million in TDRs were on accrual status.
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

As of and for the three months ended March 31, 2019
	Restructured Current Quarter			TDRs that defaulted in the Current Quarter that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
(In thousands, except number of loans)
Commercial and industrial (1)	1	$179	$179	—	$—
Commercial tax exempt	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Residential (2)	1	3,000	3,000	—	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	2	$3,179	$3,179	—	$—

_____________________

(1)	Represents the following type of concession: extension of term.

(2)	Represents the following type of concession: temporary reduction of interest rate.
There were no loans that were restructured or defaulted during the three months ended March 31, 2018.
Loan participations serviced for others and loans serviced for others are not included in the Company’s total loans. The following table presents a summary of the loan participations serviced for others and loans serviced for others based on class of receivable as of the dates indicated:

	March 31, 2019	December 31, 2018
	(In thousands)
Commercial and industrial	$7,911	$8,024
Commercial tax-exempt	18,964	19,105
Commercial real estate	61,509	60,688
Construction and land	20,510	39,966
Total loan participations serviced for others	$108,894	$127,783

Residential	$32,426	$33,168
Total loans serviced for others	$32,426	$33,168

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

Total loans include deferred loan origination (fees)/ costs, net, of $8.7 million and $8.5 million as of March 31, 2019 and December 31, 2018, respectively.

7.    Allowance for Loan Losses
The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $73.8 million and $75.3 million at March 31, 2019 and December 31, 2018, respectively.
The following table presents a summary of the changes in the allowance for loan losses for the periods indicated:

	As of and for the three months ended March 31,
	2019	2018
	(In thousands)
Allowance for loan losses, beginning of period:
Commercial and industrial	$15,912	$11,735
Commercial real estate	41,934	46,820
Construction and land	6,022	4,949
Residential	10,026	9,773
Home equity	1,284	835
Consumer and other	134	630
Total allowance for loan losses, beginning of period	75,312	74,742
Loans charged-off:
Commercial and industrial	—	(214)
Commercial real estate	—	(135)
Construction and land	—	—
Residential	—	(16)
Home equity	(562)	—
Consumer and other	(2)	(24)
Total charge-offs	(564)	(389)

Recoveries on loans previously charged-off:
Commercial and industrial	188	82
Commercial real estate	189	125
Construction and land	—	—
Residential	100	—
Home equity	—	1
Consumer and other	15	132
Total recoveries	492	340
Provision/ (credit) for loan losses:
Commercial and industrial	(413)	(160)
Commercial real estate	(310)	(694)
Construction and land	(669)	(416)
Residential	(69)	139
Home equity	74	(52)
Consumer and other	(39)	(612)
Total provision/(credit) for loan losses	(1,426)	(1,795)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three months ended March 31,
	2019	2018
	(In thousands)
Allowance for loan losses at end of period:
Commercial and industrial	15,687	11,443
Commercial real estate	41,813	46,116
Construction and land	5,353	4,533
Residential	10,057	9,896
Home equity	796	784
Consumer and other	108	126
Total allowance for loan losses at end of period	$73,814	$72,898

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
The following tables present the Company’s allowance for loan losses and loan portfolio at March 31, 2019 and December 31, 2018 by portfolio segment, disaggregated by method of impairment analysis. The Company had no loans acquired with deteriorated credit quality at March 31, 2019 or December 31, 2018.

	March 31, 2019
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses
	(In thousands)
Commercial and industrial	$2,164	$231	$1,062,698	$15,456	$1,064,862	$15,687
Commercial real estate	—	—	2,439,048	41,813	2,439,048	41,813
Construction and land	—	—	210,618	5,353	210,618	5,353
Residential	12,903	68	2,980,229	9,989	2,993,132	10,057
Home equity	2,147	—	86,473	796	88,620	796
Consumer and other	—	—	130,688	108	130,688	108
Total	$17,214	$299	$6,909,754	$73,515	$6,926,968	$73,814

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2018
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses
	(In thousands)
Commercial and industrial	$3,205	$598	$1,071,503	$15,314	$1,074,708	$15,912
Commercial real estate	546	—	2,395,146	41,934	2,395,692	41,934
Construction and land	—	—	240,306	6,022	240,306	6,022
Residential	9,183	75	2,939,790	9,951	2,948,973	10,026
Home equity	2,709	562	87,712	722	90,421	1,284
Consumer and other	—	—	143,058	134	143,058	134
Total	$15,643	$1,235	$6,877,515	$74,077	$6,893,158	$75,312

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
The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2019 and December 31, 2018:

	March 31, 2019				December 31, 2018
	Asset derivatives		Liability derivatives		Asset derivatives		Liability derivatives
	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$205	Other liabilities	$—	Other assets	$553	Other liabilities	$—
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	23,609	Other liabilities	24,296	Other assets	21,889	Other liabilities	22,385
Risk participation agreements	Other assets	138	Other liabilities	184	Other assets	2	Other liabilities	152
Total		$23,952		$24,480		$22,444		$22,537
_____________________

(1)	For additional details, see Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 5: Fair Value Measurements”.
The following table presents the effect of the Company’s derivative financial instruments on accumulated other comprehensive income for the three months ended March 31, 2019 and 2018:

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (1)		Location of (gain) or loss reclassified from accumulated OCI into income	Amount of (gain) or loss reclassified from accumulated OCI into income
	Three months ended March 31,			Three months ended March 31,
	2019	2018		2019	2018
	(In thousands)			(In thousands)
Interest rate products	$(38)	$836	Interest expense	$(311)	$(21)
Total	$(38)	$836		$(311)	$(21)
____________________

(1)
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

The following table presents the effect of the Company’s derivative financial instruments in the consolidated statements of operations for the three months ended March 31, 2019 and 2018:

	Location of (gain) or loss reclassified from accumulated OCI into income	Amount of (gain) or loss recognized in income on cash flow hedging relationships
		Three months ended March 31,
		2019	2018
		(In thousands)
Total amounts of (income) and expense line items presented in the statement of operations in which the effects of fair value or cash flow hedges are recorded	Interest expense	$(311)	$(21)
The effects of cash flow hedging:
(Gain) or loss on cash flow hedging relationships in ASC 815 Derivatives and Hedging, Subtopic 20 Hedging - general
Interest contracts - amount of (gain) or loss reclassified from accumulated other comprehensive income into income	Interest expense	$(311)	$(21)

The Bank has agreements with its derivative counterparties that contain provisions where, if the Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Bank could also be declared in default on its derivative obligations. The Bank was in compliance with these provisions as of March 31, 2019 and December 31, 2018.
The Bank also has agreements with certain of its derivative counterparties that contain provisions where, if the Bank fails to maintain its status as a well- or adequately-capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations under the agreements. The Bank was in compliance with these provisions as of March 31, 2019 and December 31, 2018.
Certain of the Bank’s agreements with its derivative counterparties contain provisions where, if specified, events or conditions occur that materially change the Bank’s creditworthiness in an adverse manner, the Bank may be required to fully collateralize its obligations under the derivative instruments. The Bank was in compliance with these provisions as of March 31, 2019 and December 31, 2018.
As of March 31, 2019 and December 31, 2018, the termination amounts related to collateral determinations of derivatives in a liability position were $11.3 million and $2.2 million, respectively. The Company has minimum collateral posting thresholds with its derivative counterparties. As of March 31, 2019, the Company had pledged securities with a market value of $9.0 million against its obligations under these agreements. As of December 31, 2018, the Company had no pledged securities. The collateral posted is typically greater than the current liability position; however, due to timing of liability position changes at period end, the funding of a collateral shortfall may take place shortly following period end.

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
To accomplish this objective and strategy, the Bank has entered into a total of three interest rate swaps, one during 2017 with an effective date of March 22, 2017 and two during 2013 with effective dates of August 1, 2013 and June 1, 2014.
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
The two interest rate swaps entered into during 2013 each have a notional amount of $25 million and have terms ranging from five to six years from their respective effective dates. The interest rate swaps effectively fix the Bank’s interest payments on $50 million of its LIBOR-indexed deposit liabilities at rates between 1.76% and 2.03%, with a weighted average rate of 1.89%.
Upon implementation of ASU 2017-12, for derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. A portion of the balance reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made or received on the Company’s interest rate swaps. During the next twelve months, the Company estimates that $0.2 million will be reclassified as a decrease in interest expense. The Company monitors the risk of counterparty default on an ongoing basis.
Non-designated Hedges
Derivatives not designated as hedges are not speculative and result from different services the Bank provides to qualified commercial clients. The Bank offers certain derivative products directly to such clients. The Bank economically hedges derivative transactions executed with commercial clients by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of these programs are not designated in ASC 815-qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset through earnings. The net effect on earnings is primarily driven by changes in the credit valuation adjustment (“CVA”). The CVA represents the dollar amount of fair value adjustment related to nonperformance risk of both the Bank and its counterparties. Fees earned in connection with the execution of derivatives related to this program are recognized in the consolidated statement of operations in other income. The Bank has interest rate swaps and caps related to this program with an aggregate notional amount of $1.4 billion as of March 31, 2019 and $1.3 billion as of December 31, 2018. As of March 31, 2019, there were foreign currency exchange contracts with an aggregate notional amount of less than $0.1 million and as of December 31, 2018, there were foreign currency exchange contracts with an aggregate notional amount of $0.1 million related to this program.
In addition, as a participant lender, the Bank has guaranteed performance on the pro-rated portion of swaps executed by other financial institutions. As the participant lender, the Bank is providing a partial guarantee, but is not a direct party to the related swap transactions. The Bank has no obligations under the risk participation agreements unless the borrower defaults on their swap transaction with the lead bank and the swap is in a liability position to the borrower. In that instance, the Bank has agreed to pay the lead bank a portion of the swap’s termination value at the time of the default. The derivative transactions entered into as part of these agreements are not designated, as per ASC 815, as qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. As of March 31, 2019, there were seven of these risk participation transactions with an aggregate notional amount of $59.6 million and, as of December 31, 2018, there were seven of these risk participation transactions with an aggregate notional amount of $59.8 million.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The Bank has also participated out to other financial institutions a pro-rated portion of swaps executed by the Bank. The other financial institution has no obligations under the risk participation agreements unless the borrowers default on their swap transactions with the Bank and the swaps are in liability positions to the borrower. In those instances, the other financial institution has agreed to pay the Bank a portion of the swap’s termination value at the time of the default. The derivative transactions entered into as part of these agreements are not designated, as per ASC 815, as qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. As of March 31, 2019, there were four of these risk participation transactions with a pro-rated notional amount of $20.7 million and, as of December 31, 2018, there were four of these risk participation transactions with a pro-rated notional amount of $20.7 million.
The following table presents the effect of the Bank’s derivative financial instruments not designated as hedging instruments in the consolidated statement of operations for the three months ended March 31, 2019 and 2018.

		Amount of gain or (loss), net, recognized in income on derivatives
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivatives	Three months ended March 31,
		2019	2018
		(In thousands)
Interest rate products	Other income/ (expense)	$(191)	$92
Risk participation agreements	Other income/ (expense)	104	166
Total		$(87)	$258

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

9.    Income Taxes
The following table presents the components of income tax expense for continuing operations, discontinued operations, noncontrolling interests and the Company:

	Three months ended March 31,
	2019	2018
	(In thousands)
Income from continuing operations:
Income before income taxes	$24,459	$28,064
Income tax expense	4,917	6,026
Net income from continuing operations	$19,542	$22,038
Effective tax rate, continuing operations	20.1%	21.5%

Income from discontinued operations:
Income before income taxes	$—	$2,388
Income tax expense	—	690
Net income from discontinued operations	$—	$1,698
Effective tax rate, discontinued operations	—%	28.9%

Less: Income attributable to noncontrolling interests:
Income before income taxes	$100	$1,050
Income tax expense	—	—
Net income attributable to noncontrolling interests	$100	$1,050
Effective tax rate, noncontrolling interests	—%	—%

Income attributable to the Company
Income before income taxes	$24,359	$29,402
Income tax expense	4,917	6,716
Net income attributable to the Company	$19,442	$22,686
Effective tax rate attributable to the Company	20.2%	22.8%

The effective tax rate for continuing operations for the three months ended March 31, 2019 of 20.1%, with related tax expense of $4.9 million, was calculated based on a projected 2019 annual effective tax rate. The effective tax rate was less than the statutory rate of 21% due primarily to earnings from tax-exempt investments and income tax credits. These savings were partially offset by state and local income taxes.
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
The effective tax rate for continuing operations for the three months ended March 31, 2019 is less than the effective tax rate for the same period in 2018 primarily as a result of increased earnings from tax-exempt investments.

10.    Noncontrolling Interests
At the Company, noncontrolling interests consist of equity owned by management of the Company’s respective majority-owned affiliates, DGHM, BOS, and Anchor for the periods in which the Company had an ownership interest in them. Net income attributable to noncontrolling interests in the consolidated statements of operations represents the net income allocated to the noncontrolling interest owners of the affiliates. Net income allocated to the noncontrolling interest owners was $0.1 million and $1.1 million for the three-month periods ended March 31, 2019 and 2018, respectively.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

On the consolidated balance sheets, noncontrolling interests are included as the sum of the capital and undistributed profits allocated to the noncontrolling interest owners. Typically, this balance is included in a company’s permanent shareholders’ equity in the consolidated balance sheets. When the noncontrolling interest owners’ rights include certain redemption features, as described in ASC 480, Distinguishing Liabilities from Equity, such redeemable noncontrolling interests are classified as mezzanine equity and are not included in permanent shareholders’ equity. Due to the redemption features of the noncontrolling interests, the Company had redeemable noncontrolling interests held in mezzanine equity in the accompanying consolidated balance sheets of $0.7 million and $2.5 million at March 31, 2019 and December 31, 2018, respectively. The aggregate amount of such redeemable noncontrolling equity interests are recorded at the estimated maximum redemption values. The Company had no noncontrolling interests included in permanent shareholder’s equity at March 31, 2019 and December 31, 2018.
Each non-wholly owned affiliate operating agreement provides the Company and/or the noncontrolling interests with contingent call or put redemption features used for the orderly transfer of noncontrolling equity interests between the affiliate noncontrolling interest owners and the Company at either a contractually predetermined fair value; multiple of earnings before interest, taxes, depreciation, and amortization (“EBITDA”); or fair value. The Company may liquidate these noncontrolling interests in cash, shares of the Company’s common stock, or other forms of consideration dependent on the operating agreement. These agreements are discussed in Part II. Item 8. “Financial Statements and Supplementary Data - Note 14: Noncontrolling Interests” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
Redeemable noncontrolling interests recorded at March 31, 2019 and December 31, 2018 were exclusively related to the rights of DGHM owners. The divestitures of BOS and Anchor in 2018 resulted in the Company no longer carrying noncontrolling interests within permanent shareholders' equity. The following tables present a rollforward of the Company’s redeemable noncontrolling interests and noncontrolling interests for the periods indicated:

Three months ended
March 31, 2019
Redeemable noncontrolling interests
(In thousands)
Noncontrolling interests at beginning of period	$2,526
Net income attributable to noncontrolling interests	100
Distributions	(100)
Purchases/ (sales) of ownership interests	12
Amortization of equity compensation	17
Adjustments to fair value	(1,893)
Noncontrolling interests at end of period	$662

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

11.    Accumulated Other Comprehensive Income
The following table presents a summary of the amounts reclassified from accumulated other comprehensive income/ (loss) for the three months ended March 31, 2019 and 2018:

Description of component of accumulated other comprehensive income/ (loss)	Three months ended March 31,		Affected line item in Statement of Operations
	2019	2018
	(In thousands)
Hedges related to deposits and borrowings:
Pre-tax	$311	$21	Interest (income)/ expense
Tax expense/ (benefit)	91	7	Income tax expense/ (benefit)
Net	$220	$14	Net (income)/ loss attributable to the Company
Total reclassifications for the period, net of tax	$220	$14

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

	Components of accumulated other comprehensive income/ (loss)
	Unrealized gain/ (loss) on securities available-for-sale	Unrealized gain/ (loss) on cash flow hedges	Unrealized gain/ (loss) on other	Accumulated other comprehensive income/ (loss)
	(In thousands)
Balance at December 31, 2017	$(8,140)	$332	$(850)	$(8,658)
Other comprehensive income/ (loss) before reclassifications	(12,895)	588	—	(12,307)
Reclassified from other comprehensive income/ (loss)	—	(14)	—	(14)
Other comprehensive income/ (loss), net	(12,895)	574	—	(12,321)
Reclassification from the adoption of ASUs 2017-12 and 2016-01	$(339)	$5	$—	$(334)
Balance at March 31, 2018	$(21,374)	$911	$(850)	$(21,313)

Balance at December 31, 2018	$(17,556)	$391	$(554)	$(17,719)
Other comprehensive income/ (loss) before reclassifications	11,568	(27)	—	11,541
Reclassified from other comprehensive income/ (loss)	—	(220)	—	(220)
Other comprehensive income/ (loss), net	11,568	(247)	—	11,321
Balance at March 31, 2019	$(5,988)	$144	$(554)	$(6,398)

12.    Restructuring
In the first and second quarters of 2016, the Company incurred costs of $1.1 million and $0.9 million, respectively, in continued refinement of the management structure within the Wealth Management and Trust segment. This restructuring was related to the acquisition of Banyan Partners, LLC in 2014. Restructuring expenses incurred since the plan of restructuring was first implemented in 2014 totaled $6.4 million, all within the Wealth Management and Trust segment.
In the third and fourth quarters of 2018 and the first quarter of 2019, the Company incurred restructuring charges of $5.8 million, $2.1 million, and $1.6 million, respectively, in connection with a previously announced reduction in force to the Company’s workforce of approximately 7% of total staffing, executive transition changes, and other employee benefit and technology related initiatives. The restructuring is intended to improve the Company’s operating efficiency and enhance earnings.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents a summary of the restructuring activity for the three months ended March 31, 2019 and 2018:

	Severance Charges	Other Associated Costs	Total
		(In thousands)
Accrued charges at December 31, 2018	$3,896	$790	$4,686
Cost incurred	1,646	—	1,646
Costs paid	(1,986)	—	(1,986)
Accrued charges at March 31, 2019	$3,556	$790	$4,346

Accrued charges at December 31, 2017	$337	$—	$337
Costs paid	(254)	—	(254)
Accrued charges at March 31, 2018	$83	$—	$83

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
All of the investment management fee income on the consolidated statement of operations for the three months ended March 31, 2019 and 2018 is considered in-scope of ASC 606.
Wealth advisory fees
Wealth advisory fees are earned for providing financial advisory services to clients. The Company’s performance obligation under these contracts is satisfied over time as the financial advisory services are provided. Fees are recognized monthly based either on a fixed fee amount or are based on the quarter-end (in arrears) market value of the AUM and the applicable fee rate (“asset based fees”), depending on the terms of the contract. Payment on fixed fee contracts is received based on a schedule outlined in the contract, while payment on asset based fees are generally received a few days after quarter end through a direct charge to customers’ accounts. No performance based incentives are earned on wealth advisory contracts. Receivables are recorded on the consolidated balance sheet in the fees receivable line item. Deferred revenues related to the fixed fee contracts of $6.7 million and $6.2 million at March 31, 2019 and 2018, respectively, are recorded on the consolidated balance sheet within the other liabilities line item.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

All of the wealth advisory fee income on the consolidated statement of operations for the three months ended March 31, 2019 and 2018 is considered in-scope of ASC 606.
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
All of the wealth management and trust fee income on the consolidated statement of operations for the three months ended March 31, 2019 and 2018 is considered in-scope of ASC 606.
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
For the three months ended March 31, 2019 and 2018, $0.7 million and $0.9 million, respectively, of other banking fee income as described above is considered in-scope for ASC 606.

14.    Lease Accounting

On January 1, 2019, the Company adopted ASU 2016-02. As stated in Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 1: Basis of Presentation and Summary of Significant Accounting Policies”, the implementation of the new standard will have a material effect on the financial statements. The most significant effects relate to the recognition of new operating ROU assets and operating lease liabilities on the balance sheet for real estate operating leases, providing significant new disclosures about leasing activities, and the impact of additional assets on certain financial measures such as capital ratios and return on average asset ratios. On adoption, the Company recognized approximately $124 million of lease liabilities and $108 million of ROU assets on the face of the balance sheet. ROU assets obtained in exchange for lease liabilities are net of tenant improvement allowances and deferred rent. There was no impact to the Company’s consolidated statement of cash flows upon adoption, since the net impact of all adjustments recorded upon transition represents non-cash activity.
The Company, as lessee, has 42 real estate leases for office and ATM locations classified as operating leases. The Company determines if an arrangement is a lease or contains a lease at inception. The terms of the real estate leases generally have annual increases in payments based off of a fixed or variable rate, such as the Consumer Price Index rate, that is outlined within the respective contracts. Generally, the initial terms of the leases for our leased properties range from five to fifteen years. Most of the leases also include options to renew at fair market value for periods of five to ten years at contractually agreed upon rates or at market rates at the time of the extension. On a quarterly basis, the Company evaluates whether the renewal of each

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

lease is reasonably certain. The Company has two leases that have not yet commenced but do not create unusual risks or obligations to the Company. If the lease doesn’t provide the implicit interest rate, the Bank uses its incremental borrowing rate at the commencement date of the lease in determining the present value of lease payments. No other significant judgments or assumptions were made in applying the requirements of ASU 2016-02.
The following table presents information about the Company's leases as of and for the three months ended March 31, 2019.

March 31, 2019
(in thousands)
Lease cost
Operating lease cost	$4,685
Short-term lease cost	32
Variable lease cost	2
Sublease income	(18)
Total operating lease cost	$4,701

March 31, 2019
(in thousands, except years and percentages)
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,000
Weighted-average remaining lease term for operating leases	8.3 years
Weighted-average discount rate for operating leases	3.4%

The Company is obligated for minimum payments under non-cancelable operating leases. In accordance with the terms of these leases, the Company is currently committed to minimum annual payments as follows as of March 31, 2019:

March 31, 2019
(in thousands)
Remainder of 2019	$15,239
2020	20,401
2021	20,599
2022	20,558
2023	19,772
Thereafter	57,038
Total future minimum lease payments	153,607
Amounts representing interest	(33,445)
Present value of net future minimum lease payments	$120,162

Prior to the adoption of ASC 842, the Company’s operating leases were not recognized on the balance sheet. The following table presents the undiscounted future minimum lease payments under the Bank’s operating leases as of December 31,

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

2018:

December 31, 2018
(In thousands)
2019	$20,053
2020	19,344
2021	19,064
2022	18,802
2023	16,552
Thereafter	41,412
Total	$135,227

Rent expense for the three months ended March 31, 2018, prior to the adoption of ASU 2016-02, was $5.5 million.

15.    Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 replaces existing revenue recognition standards and expands the disclosure requirements for revenue agreements with customers. ASU 2014-09 has been subsequently amended by additional ASUs, including ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, collectively, “ASU 2014-09 et al.” Under the new standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. ASU 2014-09 et al. does not apply to revenue associated with financial instruments such as loans and securities. ASU 2014-09 et al. was adopted using the modified retrospective transition method as of January 1, 2018, however no cumulative effect adjustment was required. This new guidance was applied to all revenue contracts in place at the date of adoption. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 1: Basis of Presentation and Summary of Significant Accounting Policies” and “Note 13: Revenue Recognition.”
In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This ASU requires equity investments to be measured at fair value with changes in fair value, net of tax, recognized in net income. As a result of implementing this standard, the Company reclassified $339 thousand in unrealized gains on available-for-sale equity investments, net of tax, from accumulated other comprehensive income to retained earnings as of January 1, 2018. Additionally, this amendment requires that entities use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. As a result of implementing this standard, the Company’s updated process includes identifying a fair value for loans using the exit price notion. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 5: Fair Value Measurements” for further details.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). This update and the related amendments to Topic 842 require lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”); ASU No. 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”); and ASU No. 2019-01, Leases (Topic 842), Codification Improvements (“ASU 2019-01”). The new standard establishes a right-of-use model ("ROU") that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard was effective on January 1, 2019, with early adoption permitted. The Company adopted these provisions on January 1, 2019. The most significant effects relate to the recognition of new ROU assets and lease liabilities on the balance sheet for real estate operating leases and providing significant new disclosures about leasing activities. Additionally, the Company elected the package of practical expedients, as prescribed by ASU 2016-02. The Company elected not to reassess whether any expired or existing contracts are or contain leases nor the lease classification of those leases. The Company also elected not to reassess any initial direct costs for any existing leases. On adoption, the Company recognized approximately $124 million of lease liabilities and $108 million of ROU assets. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 14: Lease Accounting” for further details.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments (Topic 326) (“ASU 2016-13”). This update is intended to provide financial statement users with more decision-useful information about the expected credit losses on

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a current expected credit losses (“CECL”) model methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU will be effective for fiscal years beginning after December 15, 2019. Early adoption is available as of the fiscal year beginning after December 15, 2018, but the Company does not plan on adopting early. The Company plans to adopt on January 1, 2020 utilizing a modified retrospective approach and is currently assessing the impact on the Company's consolidated financial statements and disclosures. Management assembled a project team that has developed an approach for implementation including selecting a third-party software service provider, assessing the key differences and gaps between its current allowance methodologies and models with those it is considering to use upon adoption and identifying the necessary data requirements. The Company has also begun developing accounting policies and establishing internal controls relevant to the updated methodologies and models.
In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). This amendment requires an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. This ASU was effective for fiscal years beginning after December 15, 2017, and interim periods within those years. For the three months ended March 31, 2019 and 2018, $177 thousand and $135 thousand, respectively, are presented within other expense that would have been presented within salaries and employee benefits prior to adoption of ASU 2017-07.
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
In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). This update was issued to address a narrow-scope financial reporting issue that arose as a consequence of the change in the tax law. On December 22, 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act (the “Tax Act”), which, among other significant changes, lowers the federal corporate tax rate from 35% to 21% effective January 1, 2018. This update requires a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the enactment of the Tax Act. ASC 740 requires that the tax effects of changes in tax rates be recognized in income tax expense/ (benefit) attributable to continuing operations in the period in which the law is enacted. As a result, the tax effect of accumulated other comprehensive income does not reflect the appropriate tax rate. The amendments in this ASU would eliminate the stranded tax effects associated with the change in the federal corporate income tax rate related to the Tax Act and would improve the usefulness of information reported to financial statement users. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted for public business entities for reporting periods for which financial statements have not yet been issued. The Company adopted this ASU on December 31, 2017 and made a one-time reclassification of $1.5 million from accumulated other comprehensive income to retained earnings, which is reflected in the consolidated statement of changes in shareholders’ equity.
In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”), and ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). These updates clarify the guidance in ASU 2016-02 which introduced Topic 842 and add an additional transition method for leases. ASU 2018-11 allows entities to initially apply the new lease standard at the adoption date (January 1, 2019 for the Company) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This transition method is in addition to the initial modified retrospective transition method, which would require an entity to initially apply the new leases standard (subject to specific transition requirements and optional practical expedients) at the beginning of the earliest period presented in the financial statements. Lessees also must provide the new and enhanced disclosures in the period of adoption; ASU 2018-11 would not require the amended disclosures of Topic 842 for comparative periods. The Company adopted these provisions along

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

with those of ASU 2016-02 as of January 1, 2019. The Company has elected to use the prospective transition method and has deemed a cumulative effect adjustment not necessary at adoption. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 14: Lease Accounting” for further details.
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
In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”). The amendments in ASU 2018-14 remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. This update is effective on a retrospective basis for interim and annual reporting periods beginning January 1, 2021. The Company is still assessing the potential impact for this update and how it applies to the Company’s disclosures surrounding its two non-qualified supplemental executive retirement plans (“SERP”) and a long-term incentive plan (“LTIP”) at one of its affiliate companies.
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) (“ASU 2018-15”). The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in ASU 2018-15. This update is effective on a retrospective basis for interim and annual reporting periods beginning January 1, 2021. The Company early adopted this update on January 1, 2019. The adoption of this update did not have a material impact on the financial statements.
In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting (“ASU 2018-16”). ASU 2018-16 introduces OIS Rate based on the SOFR as an acceptable US benchmark interest for purposes of applying hedge accounting under Topic 815. This update is effective for interim and annual reporting periods beginning after December 15, 2018 because the Company has already adopted ASU 2017-12. The Company adopted this update on January 1, 2019 and the update did not have a significant impact on the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As of and for the three months ended March 31, 2019
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

Executive Summary
The Company offers a wide range of private banking and wealth management services to high net worth individuals, families, businesses and select institutions through its three reportable segments: Private Banking, Wealth Management and Trust, and Affiliate Partners. This Executive Summary provides an overview of the most significant aspects of our operating segments and the Company’s operations in the first quarter of 2019. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

	As of and for the three months ended March 31,
	2019	2018	$ Change	% Change
	(In thousands, except per share data)
Total revenues	$83,586	$97,126	$(13,540)	(14)%
Provision/ (credit) for loan losses	(1,426)	(1,795)	369	(21)%
Total operating expense	60,553	70,857	(10,304)	(15)%
Net income from continuing operations	19,542	22,038	(2,496)	(11)%
Net income attributable to noncontrolling interests	100	1,050	(950)	(90)%
Net income attributable to the Company	19,442	22,686	(3,244)	(14)%
Diluted earnings per share:
From continuing operations	$0.25	$0.25	$—	—%
From discontinued operations	$—	$0.02	$(0.02)	(100)%
Total attributable to common shareholders	$0.25	$0.27	$(0.02)	(7)%

ASSETS UNDER MANAGEMENT AND ADVISORY (“AUM”):
Wealth Management and Trust	$7,593,000	$7,831,000	$(238,000)	(3)%
Affiliate Partners (1)	8,529,000	22,397,000	(13,868,000)	(62)%
Total AUM (1)	$16,122,000	$30,228,000	$(14,106,000)	(47)%
_____________________

(1)	Includes the AUM at Anchor and BOS of $9.0 billion and $4.5 billion, respectively at March 31, 2018.
Net income attributable to the Company was $19.4 million for the three months ended March 31, 2019 and $22.7 million for the same period in 2018. The Company recognized total diluted earnings per share of $0.25 and $0.27 for the three months ended March 31, 2019 and 2018, respectively.
Key items that affected the Company’s results in the first quarter of 2019 compared to the same period of 2018 include:

▪
Net income attributable to the Company decreased 14%, or $3.2 million, to $19.4 million for the three months ended March 31, 2019, compared to $22.7 million for the same period of 2018. The decrease was primarily driven by a decrease in total revenues of $13.5 million, partially offset by a decrease in total operating expenses of $10.3 million. The decrease year-over-year in both revenues and expenses is primarily driven by the divestitures of Anchor and BOS, while the year-over-year decrease in expenses is also driven by the result of efficiency initiatives. Within operating expenses, a restructuring expense charge of $1.6 million was taken in the first quarter of 2019.

▪
Net interest income increased 2% to $58.3 million for the three months ended March 31, 2019, compared to $57.4 million for the same period of 2018. The increase was primarily driven by higher yields and volumes on interest-earning assets, partially offset by higher funding costs and lower interest recoveries. The increases in yields and funding costs are due to increases in interest rate benchmarks. Net Interest Margin ("NIM") was 2.90% for the three months ended March 31, 2019 and remained flat compared to the same period in 2018. Due to the lower federal tax rate beginning in 2018, the adjustment to report NIM on a fully taxable equivalent basis ("FTE") has become immaterial, and therefore the Company will only present NIM on a GAAP basis for all periods.

▪
Total fees and other income decreased 36%, or $14.5 million, to $25.2 million for the three months ended March 31, 2019, compared to $39.7 million for the same period of 2018. This decrease was primarily driven by the divestitures of Anchor and BOS and due to lower AUM. Total fees and other income represents 30% of total revenue for the three months ended March 31, 2019, compared to 41% of total revenue for the same period of 2018.

▪
Total operating expenses decreased 15%, or $10.3 million, to $60.6 million for the three months ended March 31, 2019, compared to $70.9 million for the same period of 2018. The decrease was primarily driven by the divestitures of Anchor and BOS and efficiency initiatives, partially offset by a restructuring expense charge of $1.6 million taken in the first quarter of 2019.

The Company’s Private Banking segment reported net income attributable to the Company of $18.3 million in the first quarter of 2019, compared to net income attributable to the Company of $18.2 million for the same period of 2018. The $0.1 million, or 1%, increase was primarily driven by an increase of $2.0 million in total revenues, partially offset by an increase of $1.7 million in operating expenses. The increase in operating expenses was driven by $1.3 million in restructuring expense and an increase of $1.0 million in both occupancy and equipment and professional fees, partially offset by a decrease in salaries and benefits of $1.9 million from efficiency initiatives. The increase in total revenues was primarily driven by an increase of $1.2 million in net interest income due to higher asset yields, partially offset by higher funding costs and lower interest recoveries.
The Company’s Wealth Management and Trust segment reported net income attributable to the Company of $0.5 million in the first quarter of 2019, compared to net income attributable to the Company of $1.1 million for the same period of 2018. The $0.6 million decrease was primarily driven by a decrease in total revenues of $1.3 million due to net outflows of $0.5 billion in the first quarter of 2019. Total operating expenses decreased $0.5 million due to lower salaries and employee benefits and professional services from efficiency initiatives, partially offset by a restructuring expense of $0.4 million. Wealth Management and Trust AUM decreased $0.2 billion, or 3%, to $7.6 billion at March 31, 2019 from $7.8 billion at March 31, 2018. The decrease in AUM is due to net outflows of $0.3 billion, partially offset by positive market action of $0.1 billion for the twelve months ending March 31, 2019.
The Company completed the sales of its ownership interests in Anchor and BOS on April 13, 2018 and December 3, 2018, respectively. The results of Anchor and BOS through their closing dates, respectively, remain consolidated in the results of the Company and its Affiliate Partners segment through their closing dates and in prior periods, respectively. Results after the close of the transactions will not include Anchor and BOS operations.
The Company’s Affiliate Partners segment reported net income attributable to the Company of $2.2 million in the first quarter of 2019, compared to net income attributable to the Company of $3.4 million in 2018. Total revenues, total operating expenses, income tax expense, and noncontrolling interests decreased in the first quarter of 2019 due to the divestitures of Anchor and BOS. AUM, excluding Anchor and BOS, decreased by $0.3 billion, or 4%, to $8.5 billion at March 31, 2019 from $8.9 billion at March 31, 2018. The decrease in AUM was primarily driven by $0.5 billion in net outflows, partially offset by favorable market returns of $0.2 billion for the twelve months ending March 31, 2019.

Critical Accounting Policies
Critical accounting policies reflect significant judgments and uncertainties, which could potentially result in materially different results under different assumptions and conditions. The Company believes that its most critical accounting policies upon which its financial condition depends, which involve the most complex or subjective decisions or assessments, are the allowance for loan losses, the valuation of goodwill and intangible assets and the analysis for impairment, and income tax estimates. These policies are discussed in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no changes to these policies through the filing of this Quarterly Report on Form 10-Q.

Results of operations for the three months ended March 31, 2019 versus March 31, 2018
Net Income. Net income attributable to the Company, which includes income from both continuing and discontinued operations, for the three months ended March 31, 2019 was $19.4 million, compared to $22.7 million for the same period in 2018. The Company recorded net income from continuing operations for the three months ended March 31, 2019 of $19.5 million, compared to $22.0 million for the same period in 2018.

The Company received the final payment related to a revenue sharing agreement with Westfield Capital Management Company, LLC (“Westfield”) in the first quarter of 2018. The Company will not receive additional income from Westfield now that the final payment has been received. The Company recorded net income from discontinued operations of $1.7 million for the three months ended March 31, 2018.
The Company recognized diluted EPS attributable to common shareholders, which includes both continuing and discontinued operations, for the three months ended March 31, 2019 of $0.25 per share, compared to $0.27 per share for the same period in 2018. Net income from continuing operations in both 2019 and 2018 was partially offset by charges that reduce income available to common shareholders. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 2: Earnings Per Share” for further detail on these charges to income available to common shareholders.
The following discussions are based on the Company’s continuing operations, unless otherwise stated. The following table presents selected financial highlights:

	Three months ended March 31,		$ Change	% Change
	2019	2018
	(In thousands)
Net interest income	$58,338	$57,383	$955	2%
Fees and other income	25,248	39,743	(14,495)	(36)%
Total revenue	83,586	97,126	(13,540)	(14)%
Provision/ (credit) for loan losses	(1,426)	(1,795)	369	(21)%
Operating expense	60,553	70,857	(10,304)	(15)%
Income tax expense	4,917	6,026	(1,109)	(18)%
Net income from continuing operations	19,542	22,038	(2,496)	(11)%
Net income from discontinued operations	—	1,698	(1,698)	(100)%
Less: Net income attributable to noncontrolling interests	100	1,050	(950)	(90)%
Net income attributable to the Company	$19,442	$22,686	$(3,244)	(14)%
Net interest income. Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference between the average rate earned on total interest-earning assets and the average rate paid on total interest-bearing liabilities. NIM is the amount of net interest income expressed as a percentage of average interest-earning assets. The average rate earned on interest-earning assets is the amount of annualized interest income expressed as a percentage of average interest-earning assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities. When credit quality declines and loans are placed on nonaccrual status, NIM can decrease because the same assets are earning less income. Loans graded as substandard but still accruing interest income totaled $42.5 million at March 31, 2019 and could be placed on nonaccrual status if their credit quality declines further.
Net interest income for the three months ended March 31, 2019 was $58.3 million, an increase of $1.0 million, or 2%, compared to the same period in 2018. The increase for the three months is primarily driven by higher yields and volumes on loans, partially offset by higher rates paid on deposits and borrowings, higher volume of deposits and lower interest recoveries. The increases in yields and rates paid are due to increases in interest rate benchmarks. NIM was 2.90% for the three months ended March 31, 2019, and remained flat compared to the same period in 2018.
Previously, the Company reported NIM on both a GAAP basis and on a fully taxable equivalent ("FTE") basis to enhance comparability. Currently, the FTE adjustment for interest income on Non-taxable investments and loans is immaterial due to the decline in the Federal tax rate in 2018 and the recent increases in interest expense. Therefore, FTE has not been applied and for comparison purposes, GAAP amounts are shown for all periods presented.
The following table presents the composition of the Company’s NIM for the three months ended March 31, 2019 and 2018.

	Average Balance		Interest Income/Expense		Average Yield/Rate
	As of and for the three months ended March 31,
AVERAGE BALANCE SHEET:	2019	2018	2019	2018	2019	2018
AVERAGE ASSETS	(In thousands)
Interest-earning assets:
Cash and investments: (1)
Taxable investment securities	$244,230	$333,253	$1,185	$1,510	1.94%	1.81%
Non-taxable investment securities	306,868	296,958	1,901	1,730	2.48%	2.33%
Mortgage-backed securities	521,788	588,461	2,897	3,178	2.22%	2.16%
Short-term investments and other	79,603	161,573	908	1,009	4.58%	2.51%
Total cash and investments	1,152,489	1,380,245	6,891	7,427	2.39%	2.15%
Loans: (2)
Commercial and industrial	1,070,161	933,209	10,979	8,460	4.10%	3.63%
Commercial real estate	2,398,413	2,441,215	28,151	26,151	4.69%	4.28%
Construction and land	211,351	169,384	2,641	1,937	5.00%	4.57%
Residential	2,972,945	2,702,317	25,545	21,766	3.44%	3.22%
Home equity	90,646	97,191	1,121	1,042	5.02%	4.35%
Other consumer	133,937	185,596	1,496	1,573	4.53%	3.44%
Total loans	6,877,453	6,528,912	69,933	60,929	4.07%	3.74%
Total earning assets	8,029,942	7,909,157	76,824	68,356	3.83%	3.46%
LESS: Allowance for loan losses	75,537	74,834
Cash and due from banks (non-interest bearing)	46,172	51,944
Other assets	493,148	425,617
TOTAL AVERAGE ASSETS	$8,493,725	$8,311,884
AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and NOW	$674,872	$716,930	$296	$215	0.18%	0.12%
Money market	3,341,397	3,141,564	10,072	4,314	1.22%	0.56%
Certificates of deposit	775,817	657,109	3,690	1,995	1.93%	1.23%
Total interest-bearing deposits	4,792,086	4,515,603	14,058	6,524	1.19%	0.59%
Junior subordinated debentures	106,363	106,363	1,121	846	4.22%	3.18%
FHLB borrowings and other	615,985	878,093	3,307	3,603	2.15%	1.64%
Total interest-bearing liabilities	5,514,434	5,500,059	18,486	10,973	1.36%	0.80%
Non-interest bearing demand deposits	1,974,526	1,872,472
Payables and other liabilities	236,426	133,243
Total average liabilities	7,725,386	7,505,774
Redeemable noncontrolling interests	2,056	22,085
Average shareholders’ equity	766,283	784,025
TOTAL AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY	$8,493,725	$8,311,884
Net interest income			$58,338	$57,383
Interest rate spread					2.47%	2.66%
Net interest margin					2.90%	2.90%
__________________

(1)	Investments classified as available-for-sale and held-to-maturity are shown in the average balance sheet at amortized cost.

(2)	Includes loans held for sale and nonaccrual loans.

Interest and dividend income. Total interest and dividend income for the three months ended March 31, 2019 was $76.8 million, an increase of $8.5 million, or 12%, compared to the same period in 2018. The increase was primarily driven by higher yields and volumes on loans, and interest recoveries.
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
Interest income on commercial and industrial loans for the three months ended March 31, 2019 was $11.0 million, an increase of $2.5 million, or 30% compared to the same period in 2018. This increase was a result of a 47 basis point increase in the average yield and a 15% increase in the average balance. The increase in the average yield is the result of increases in interest rates, specifically increases to the interest rate benchmarks to which the variable rate loans are tied. The increase in the average balance is related to growth across all regions in which the Bank operates.
Interest income on commercial real estate loans for the three months ended March 31, 2019 was $28.2 million, an increase of $2.0 million, or 8%, compared to the same period in 2018, as a result of a 41 basis point increase in the average yield, partially offset by a 2% decrease in the average balance. The increase in the average yield is primarily driven by increases in interest rates, specifically increases to the interest rate benchmarks to which the variable rate loans are tied, partially offset by increased competition in all regions in which the Bank operates. The decrease in the average balances is related to the payoff of a small number of loans with large balances, particularly in Southern California. The Company has intentionally allowed certain loans to run-off in the commercial real estate loan portfolio in Southern California where there was an increased exposure to retail loans.
Interest income on construction and land loans for the three months ended March 31, 2019 was $2.6 million, an increase of $0.7 million, or 36%, compared to the same period in 2018, as a result of a 25% increase in the average balance and a 42 basis point increase in the average yield. The overall yields on construction and land loans fluctuate due to the short-term nature of the loans and the related impact of draws and payoffs. Due to the relatively low balances in construction and land loans, a large draw or pay down can have a significant change in the overall yield depending on the interest rate of the particular loans that caused the balance changes. The increase in the average balance is driven primarily by increased utilization of existing loans, particularly in New England and the San Francisco Bay Area. The increase in the average yield is primarily driven by increases to the interest rate benchmarks to which the variable rate loans are tied.
Interest income on residential mortgage loans for the three months ended March 31, 2019 was $25.5 million, an increase of $3.8 million, or 17%, compared to the same period in 2018, as a result of a 10% increase in the average balance and a 22 basis point increase in the average yield. The increase in the average balance is related to the organic growth of the residential loan portfolio at the Bank, particularly in the Southern California and New England markets. The increase in the average yield is related to higher yields on residential mortgage originations and adjustable rate mortgage (“ARM”) loans repricing at higher rates due to increases to the interest rate benchmarks to which the loans are tied.
Interest income on home equity loans for the three months ended March 31, 2019 was $1.1 million, an increase of 8% compared to the same period in 2018, as a result of a 67 basis point increase in the average yield, partially offset by a 7% decrease in the average balance. The increase in the average yield is the result of increases in benchmark interest rates, while the decrease in the average balance is primarily driven by reduced demand as a result of the recent increases in benchmark interest rates.
Interest income on other consumer loans for the three months ended March 31, 2019 was $1.5 million, a decrease of $0.1 million, or 5%, compared to the same period in 2018, as a result of a 28% decrease in the average balance, partially offset by a 109 basis point increase in the average yield. The decrease in the average balance is primarily driven by reduced demand resulting from the recent increases in benchmark interest rates. The increase in the average yield is the result of increases in interest rate benchmarks.
Investment income for the three months ended March 31, 2019 was $6.9 million, a decrease of $0.5 million, or 7%, from the same period in 2018, as a result of a 17% decrease in the average balance, partially offset by a 24 basis point increase in the average yield. The decrease in the average balance is primarily due to the proceeds from maturing investment securities being utilized to pay down borrowings and to support loan growth. The increase in the average yield is primarily due to newer purchases made at higher interest rates.

Interest expense. Total interest expense for the three months ended March 31, 2019 was $18.5 million, an increase of $7.5 million, or 68%, compared to the same period in 2018. The increase was primarily driven by interest paid on interest-bearing deposits and interest-bearing liabilities, as a result of a change in deposit mix and market-wide increase in interest rates over the last twelve months, and increases in the volume of interest-bearing deposits, partially offset by lower volume of borrowings.
Interest expense on interest-bearing deposits for the three months ended March 31, 2019 was $14.1 million, an increase of $7.5 million compared to the same period in 2018, as a result of a 60 basis point increase in the average rate paid and a 6% increase in the average balance. The increase in the average rate paid on deposits is driven primarily by increases in the rates paid for certificates of deposit and money market demand accounts as benchmark interest rates have increased and a change in deposit mix. The increase in the average balance for interest-bearing deposits was primarily driven by corporate client balances across all regions due to an increased focus on driving deposit growth in order to fund loan growth.
Interest paid on non-deposit interest-bearing liabilities for the three months ended March 31, 2019 was $4.4 million, flat compared to the same period in 2018, as a result of a 51 basis point increase in the average rate paid on FHLB borrowings and other borrowings and a 104 basis point increase in the average rate paid on junior subordinated debentures, offset by an 8% decrease in the average balance of FHLB borrowings and other borrowings. The increase in the average rate paid on non-deposit interest-bearing liabilities is primarily driven by the increases in benchmark interest rates to which the instruments are tied. The decrease in average balance for non-deposit interest-bearing deposits was primarily driven by decreased FHLB borrowings as excess cash was utilized to pay down borrowings and fund loan growth.
Provision/ (credit) for loan losses. The Company recorded a credit to the provision for loan losses of $1.4 million for the three months ended March 31, 2019, compared to a credit to the provision for loan losses of $1.8 million for the same period in 2018. The provision credit in the first quarter of 2019 was primarily driven by a decline in criticized loans, partially offset by net changes to loss factors.
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
Fees and other income

	Three months ended March 31,		$ Change	% Change
	2019	2018
	(In thousands)
Investment management fees	$2,650	$11,425	$(8,775)	(77)%
Wealth advisory fees	8,165	13,512	(5,347)	(40)%
Wealth management and trust fees	10,893	12,151	(1,258)	(10)%
Other banking fee income	2,499	2,273	226	10%
Gain on sale of loans, net	73	74	(1)	(1)%
Total core fees and income	24,280	39,435	(15,155)	(38)%
Total other income	968	308	660	nm
Total fees and other income	$25,248	$39,743	$(14,495)	(36)%
_____________________
nm = not meaningful
Total fees and other income for the three months ended March 31, 2019 decreased $14.5 million, or 36%, compared to the same period in 2018. The decrease in total fees and other income is primarily driven by the decrease in investment management fees as a result of the divestiture of Anchor in the second quarter of 2018 and also the divestiture of BOS in the fourth quarter of 2018, partially offset by increased other banking fee income driven by higher swap fees.

•
AUM managed or advised by the Affiliate Partners was $8.5 billion at March 31, 2019, a decrease of $13.9 billion, compared to March 31, 2018. The decrease was primarily driven by the impact of the divestitures of Anchor and BOS in 2018, and net outflows of $0.5 billion, partially offset by positive market action of $0.2 billion for the twelve months ending March 31, 2019.

AUM managed or advised by Boston Private Wealth was $7.6 billion at March 31, 2019, a decrease of $0.2 billion, or 3%, compared to March 31, 2018. The decrease is primarily driven by net outflows of $0.3 billion, partially offset by positive market action of $0.1 billion for the twelve months ending March 31, 2019.

•
Other banking fee income for the three months ended March 31, 2019 increased $0.2 million, or 10%, compared to the same period in 2018. The increases were due to an increase in swap fee income reflecting higher client demand for loan swap agreements as well as an increase in Bank Owned Life Insurance (“BOLI”) income.

Operating Expense

	Three months ended March 31,		$ Change	% Change
	2019	2018
	(In thousands)
Salaries and employee benefits	$35,726	$47,084	$(11,358)	(24)%
Occupancy and equipment	8,348	7,748	600	8%
Professional services	3,560	3,177	383	12%
Marketing and business development	1,085	1,593	(508)	(32)%
Information systems	5,860	5,886	(26)	—%
Amortization of intangibles	672	750	(78)	(10)%
FDIC insurance	660	744	(84)	(11)%
Restructuring	1,646	—	1,646	nm
Other	2,996	3,875	(879)	(23)%
Total operating expense	$60,553	$70,857	$(10,304)	(15)%
_____________________
nm = not meaningful
Total operating expense for the three months ended March 31, 2019 decreased $10.3 million, or 15%, compared to the same period in 2018, primarily due to the divestitures of Anchor and BOS, as well as a decrease in salaries and employee benefits expense, partially offset by a restructuring expense.

•
Salaries and employee benefits expense, the largest component of operating expense, for the three months ended March 31, 2019 decreased $11.4 million compared to the same period in 2018, primarily due to the divestitures of Anchor and BOS in the second and fourth quarters of 2018, respectively. The Company also realized cost savings as a result of the efficiency program that was implemented starting in the third quarter of 2018.

•
Occupancy and equipment expense for the three months ended March 31, 2019 increased $0.6 million compared to the same period in 2018 due to the increases in rent expense related to new office locations as well as leasehold improvements related to office upgrades and new offices.

•
Marketing and business development expense for the three months ended March 31, 2019 decreased $0.5 million compared to the same period in 2018, primarily driven by the divestitures of Anchor and BOS as well as timing of general Company strategy and marketing campaigns.

•	Restructuring expense increased for the three months ended March 31, 2019 as the Company incurred a restructuring charge of $1.6 million due to executive departures in the first quarter of 2019.

•	Other expense for the three months ended March 31, 2019 decreased by $0.9 million compared to the same period in 2018, primarily due to the divestitures of Anchor and BOS.
In 2017, the Bank began working on an initiative to upgrade its information technology. This initiative required the Bank to hire additional employees with expertise in information technology. Recruiters were generally used in the placement of these professionals. The Bank has utilized consultants and temporary employees to assist with the initiative in addition to the new hires. Generally the expenditures in the preliminary project stage were expensed as incurred. Other expenditures related to the application development stage have been capitalized. The capitalized expenditures will be depreciated over the useful life of the asset when the asset is placed in service. The Bank placed certain of these capitalized assets in service in 2018 and anticipates that the majority of the remaining capitalized assets will be placed in service over the next 12 months.
Income Tax Expense. Income tax expense for continuing operations for the three months ended March 31, 2019 was $4.9 million. The effective tax rate for continuing operations for the three months ended March 31, 2019 was 20.1%, compared to an effective tax rate of 21.5% for the same period in 2018. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 9: Income Taxes” for further detail.

Financial Condition

Condensed Consolidated Balance Sheets and Discussion

	March 31, 2019	December 31, 2018	Increase/ (decrease)	% Change
	(In thousands)
Assets:
Total cash and investments	$1,200,254	$1,255,253	$(54,999)	(4)%
Loans held for sale	280	2,812	(2,532)	(90)%
Total loans	6,926,968	6,893,158	33,810	—%
Less: Allowance for loan losses	73,814	75,312	(1,498)	(2)%
Net loans	6,853,154	6,817,846	35,308	1%
Goodwill and intangible assets, net	69,162	69,834	(672)	(1)%
Right-of-use assets	104,644	—	104,644	nm
Total other assets	344,649	348,880	(4,231)	(1)%
Total assets	$8,572,143	$8,494,625	$77,518	1%
Liabilities and Equity:
Deposits	$6,779,845	$6,781,170	$(1,325)	—%
Total borrowings	779,762	813,435	(33,673)	(4)%
Lease liabilities	120,162	—	120,162	nm
Total other liabilities	112,893	143,540	(30,647)	(21)%
Total liabilities	7,792,662	7,738,145	54,517	1%
Redeemable noncontrolling interests (“RNCI”)	662	2,526	(1,864)	(74)%
Total shareholders’ equity	778,819	753,954	24,865	3%
Total liabilities, RNCI and shareholders’ equity	$8,572,143	$8,494,625	$77,518	1%
_____________________
nm = not meaningful
Total assets. Total assets increased $77.5 million, or 1%, to $8.6 billion at March 31, 2019 from $8.5 billion at December 31, 2018, primarily driven by an increase in right-of-use assets, and total loans, partially offset by a decrease in total cash and investments, and total other assets.
Total cash and investments. Total cash and investments (consisting of cash and cash equivalents, investment securities available-for-sale, investment securities held-to-maturity, equity securities at fair value, and stock in the FHLB and Federal Reserve Bank) decreased $55.0 million, or 4%, from December 31, 2018. The decrease on a point-in-time basis was primarily driven by a decrease of $31.0 million in cash and a decrease of $18.9 million in investment securities and equity securities. The Company utilized cash and proceeds from maturing investment securities to pay down borrowings and fund loan growth. Total cash and investments represent 14% of total assets at March 31, 2019 and 15% of total assets at December 31, 2018.

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
Investment maturities, redemptions, principal payments, and sales of securities, if any, net of purchases, provided $35.9 million of cash proceeds during the three months ended March 31, 2019, compared to $35.5 million in the same period of 2018. The Company used these cash proceeds primarily to fund loan growth. The timing of sales and reinvestments is based on various factors, including management’s evaluation of interest rate trends, credit risk, and the Company’s liquidity. The Company’s available-for-sale investment portfolio carried a total of $6.3 million of unrealized gains and $15.0 million of unrealized losses at March 31, 2019, compared to $2.4 million of unrealized gains and $27.1 million of unrealized losses at December 31, 2018.
No impairment losses were recognized through earnings related to investment securities during the three months ended March 31, 2019 and 2018. The Company does not consider these investments other-than-temporarily impaired as the decline in fair value on investments is primarily attributed to changes in interest rates and not due to credit quality or other risk factors.
Additionally, at March 31, 2019 and December 31, 2018, the Company held $67.5 million and $70.4 million, respectively, of held-to-maturity securities at amortized cost. All of the held-to-maturity securities held at March 31, 2019 were U.S. Treasury securities and mortgage-backed securities guaranteed by the U.S. government, U.S. government agencies, or government-sponsored entities.
See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 4: Investments” for further details of the Company’s investment securities.
Loans held for sale. Loans held for sale at March 31, 2019 decreased $2.5 million, or 90%, compared to the balance at December 31, 2018. The balance of loans held for sale usually relates to the timing and volume of residential loans originated for sale and the ultimate sale transaction which is typically executed within a short time following the loan origination. From time to time, the Company may also sell loans that have been held in the loan portfolio. The sale of such loans may improve the Bank’s liquidity and capital position or may provide the Bank additional flexibility for more profitable and strategic future lending opportunities.
Goodwill and intangible assets, net. Goodwill and intangible assets, net at March 31, 2019 decreased $0.7 million, or 1%, compared to the balance at December 31, 2018 due to amortization of intangible assets. There was no change to goodwill during the three months ended March 31, 2019.
Goodwill and indefinite-lived intangible assets such as trade names are subject to annual impairment tests, or more frequently, if there is indication of impairment, based on guidance in ASC 350, Intangibles-Goodwill and Other (“ASC 350”). Long-lived intangible assets such as advisory contracts are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable in accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”).
Management performed its annual goodwill and indefinite-lived intangible asset impairment testing during the fourth quarter of 2018 for applicable reporting units. The estimated fair value of KLS and Boston Private Wealth each exceeded their carrying value. Management will perform the annual goodwill and indefinite-lived intangible asset impairment testing for this year during the fourth quarter of 2019.
Total other assets. Total other assets, as presented in the table above, consists of the following line items from the consolidated balance sheet: OREO, if any; premises and equipment; fees receivable; accrued interest receivable; deferred income taxes, net; ROU assets; and other assets, including assets held for sale, if any. Total other assets at March 31, 2019 increased $100.4 million, or 29%, compared to the balance at December 31, 2018. These changes resulted from the following factors:

•
Upon adoption of the new lease accounting standard, ASU 2016-02, the Company recognized approximately $108 million of ROU assets on the face of the consolidated balance sheet as of January 1, 2019. As of March 31, 2019, the amortized balance was $104.6 million. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 14: Lease Accounting” for further details of the Company’s leases.

•
Premises and equipment decreased $2.5 million, or 5%, to $42.9 million at March 31, 2019 from $45.4 million at December 31, 2018. The decrease is related to the timing of new purchases, primarily related to the Company's information technology initiatives as well as leasehold improvements.

•
Deferred income taxes, net decreased $3.8 million, or 14%, to $22.8 million at March 31, 2019 from $26.6 million at December 31, 2018. The decrease was primarily due to the lower amount of unrealized losses on investment securities within accumulated other comprehensive income and the related deferred tax effect.

•
Other assets, which consist primarily of BOLI, investment in partnerships, prepaid expenses, the fair value of interest rate derivatives, other receivables, and assets held for sale, if any, increased $2.0 million, or 0.8%, to $248.9 million at March 31, 2019 from $247.0 million at December 31, 2018. The increase was primarily driven by an increase in accrued interest receivable.

Deposits. Deposits at March 31, 2019 decreased $1.3 million, or under 1%, compared to the balance at December 31, 2018. Average total deposits for the three months ended March 31, 2019 increased 6% from the same period in 2018 as shown in the average balance sheet. In September 2018, the Company began a deposit sweep program to sweep Boston Private Wealth excess customer cash balances into a money market deposit account held at the Bank, as compared to a non-affiliated financial company.
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
The following table presents the composition of the Company’s deposits at March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Balance	as a % of total	Balance	as a % of total
	(In thousands)
Demand deposits (noninterest-bearing)	$2,016,838	30%	$1,951,274	29%
NOW (1)	605,852	9%	626,686	9%
Savings	68,102	1%	73,834	1%
Money market (1)	3,302,244	49%	3,338,891	49%
Certificates of deposit under $100,000 (1)	228,936,000	3%	265,883	4%
Certificates of deposit $100,000 or more to less than $250,000	97,856,000	1%	98,120	2%
Certificates of deposit $250,000 or more	460,017,000	7%	426,482	6%
Total deposits	$6,779,845	100%	$6,781,170	100%
_____________________

(1)	Includes brokered deposits of $463.0 million and $541.1 million at March 31, 2019 and December 31, 2018, respectively.
Total borrowings. Total borrowings (consisting of securities sold under agreements to repurchase; federal funds purchased, if any; FHLB borrowings; and junior subordinated debentures) at March 31, 2019 decreased $33.7 million, or 4%, compared to the balance at December 31, 2018 primarily driven by cash and cash flows from investment securities being used to partially pay down outstanding borrowings.

•
From time to time, the Company purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. At March 31, 2019, the Company had no federal funds purchased outstanding compared to $250.0 million at December 31, 2018.

•
FHLB borrowings increased $194.9 million, or 46%, to $615.1 million at March 31, 2019 from $420.1 million at December 31, 2018. The increase was primarily due to asset liability management considerations to reduce the outstanding balance of overnight federal funds purchased with term FHLB borrowings. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth and to manage interest rate risk, but can also be used as an additional source of liquidity for the Bank.

•
Repurchase agreements increased $21.4 million to $58.3 million at March 31, 2019 from $36.9 million at December 31, 2018. Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature.

Total other liabilities. Total other liabilities, which consist primarily of lease liabilities, accrued interest, accrued bonus, interest rate derivatives, the unfunded portion of partnership investment commitments, and other accrued expenses, at March 31, 2019 increased $89.5 million, or 62%, compared to the balance at December 31, 2018. The increase was primarily driven by the addition of lease liabilities from the adoption of the new lease accounting standard as discussed above, partially offset by the payment in the first quarter of 2019 of accrued variable compensation, bonuses, and employee benefits that had been accrued for at December 31, 2018. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 14: Lease Accounting” for further details of the Company’s leases.

Loan Portfolio and Credit Quality
Loans. Total loans increased $33.8 million, or 0%, to $6.9 billion, or 81% of total assets, at March 31, 2019, from $6.9 billion, or 81% of total assets, at December 31, 2018. The following table presents a summary of the loan portfolio based on the portfolio segment and changes in balances as of the dates indicated:

	March 31, 2019	December 31, 2018	$ Change	% Change
	(In thousands)
Commercial and industrial	$615,370	$623,037	$(7,667)	(1)%
Commercial tax-exempt	449,492	451,671	(2,179)	—%
Total commercial and industrial	1,064,862	1,074,708	(9,846)	(1)%
Commercial real estate	2,439,048	2,395,692	43,356	2%
Construction and land	210,618	240,306	(29,688)	(12)%
Residential	2,993,132	2,948,973	44,159	1%
Home equity	88,620	90,421	(1,801)	(2)%
Consumer and other	130,688	143,058	(12,370)	(9)%
Total loans	$6,926,968	$6,893,158	$33,810	—%
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

The Bank’s commercial real estate loan portfolio, the largest portfolio segment after residential, includes loans secured by the following types of collateral as of the dates indicated:

	March 31, 2019	December 31, 2018
	(In thousands)
Multifamily and residential investment	$805,161	$687,395
Retail	630,550	635,222
Office and medical	539,812	543,697
Manufacturing, industrial, and warehouse	183,380	193,472
Hospitality	129,477	187,132
Other	150,668	148,774
Commercial real estate	$2,439,048	$2,395,692
Geographic concentration. The following tables present the Company’s outstanding loan balance concentrations at the dates indicated based on the location of the regional offices to which they are attributed.

	As of March 31, 2019
	New England		San Francisco Bay Area		Southern California		Total
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
Commercial and industrial	$492,800	7%	$39,829	1%	$82,741	1%	$615,370	9%
Commercial tax-exempt	342,270	5%	96,024	2%	11,198	—%	449,492	7%
Commercial real estate	1,068,619	15%	720,276	11%	650,153	9%	2,439,048	35%
Construction and land	136,097	2%	43,130	1%	31,391	—%	210,618	3%
Residential	1,692,421	24%	570,132	8%	730,579	11%	2,993,132	43%
Home equity	59,074	1%	18,279	—%	11,267	—%	88,620	1%
Consumer and other	110,363	2%	11,956	—%	8,369	—%	130,688	2%
Total loans (1)	$3,901,644	56%	$1,499,626	23%	$1,525,698	21%	$6,926,968	100%

	As of December 31, 2018
	New England		San Francisco Bay Area		Southern California		Total
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
Commercial and industrial	$503,201	7%	$43,702	1%	$76,134	1%	$623,037	9%
Commercial tax-exempt	344,079	5%	96,387	2%	11,205	—%	451,671	7%
Commercial real estate	1,022,061	15%	714,449	10%	659,182	10%	2,395,692	35%
Construction and land	153,929	2%	41,516	—%	44,861	1%	240,306	3%
Residential	1,689,318	25%	559,578	8%	700,077	10%	2,948,973	43%
Home equity	57,617	1%	19,722	—%	13,082	—%	90,421	1%
Consumer and other	120,402	2%	12,663	—%	9,993	—%	143,058	2%
Total loans (1)	$3,890,607	57%	$1,488,017	21%	$1,514,534	22%	$6,893,158	100%
________________________

(1)	Regional percentage totals may not reconcile due to rounding.
Allowance for loan losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and totaled $73.8 million and $75.3 million as of March 31, 2019 and December 31, 2018, respectively.

The allowance for loan losses decreased $1.5 million to $73.8 million, or 1.07% of total loans, as of March 31, 2019 from $75.3 million, or 1.09% of total loans, as of December 31, 2018. The decrease in the overall allowance for loan losses was primarily due to a decline in criticized loans, partially offset by net changes to loss factors. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 7: Allowance for Loan Losses” for an analysis of the Company’s allowance for loan losses.
An analysis of the risk in the loan portfolio as well as management judgment is used to determine the estimated appropriate amount of the allowance for loan losses. The Company’s allowance for loan losses is comprised of three primary components (general reserves, allocated reserves on non-impaired special mention and substandard loans, and allocated reserves on impaired loans). See Part II. Item 8. “Notes to Unaudited Consolidated Financial Statements - Note 6: Allowance for Loan Losses” and the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for further information.
The following table presents a summary of loans charged-off, net of recoveries, by geography for the periods indicated. The geography assigned to the data is based on the location of the regional offices to which the loans are attributed.

	Three months ended March 31,
	2019	2018
	(In thousands)
Net loans (charged-off)/ recovered:
New England	$222	$(285)
San Francisco Bay Area	18	67
Southern California	(312)	169
Total net loans (charged-off)/ recovered	$(72)	$(49)
There were $0.1 million in net charge-offs recorded in the first quarter of 2019, compared to less than $0.1 million of net charge-offs for the same period of 2018.
Nonperforming assets. The Company’s nonperforming assets include nonaccrual loans and OREO, if any. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of deeds in lieu of foreclosure. As of March 31, 2019, nonperforming assets totaled $12.0 million, or 0.14% of total assets, a decrease of $2.5 million, or 17%, compared to $14.5 million, or 0.17% of total assets, as of December 31, 2018.
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest in accordance with the contractual terms of the loan agreement is in doubt. Despite a loan having a current payment status, if the Bank has reason to believe it may not collect all principal and interest on the loan in accordance with the related contractual terms, the Bank will generally discontinue the accrual of interest income and will apply any future interest payments received to principal. Of the $12.0 million of loans on nonaccrual status as of March 31, 2019, $5.9 million, or 49%, had a current payment status, $0.8 million, or 7%, were 30-89 days past due, and $5.3 million, or 44%, were 90 days or more past due. Of the $14.1 million of loans on nonaccrual status as of December 31, 2018, $3.6 million, or 26%, had a current payment status, $0.8 million, or 5%, were 30-89 days past due, and $9.7 million, or 69%, were 90 days or more past due.
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
Delinquencies. The past due status of a loan is determined in accordance with its contractual repayment terms. All loan types are reported past due when one scheduled payment is due and unpaid for 30 days or more. Loans 30-89 days past due decreased $4.6 million, or 21%, to $17.7 million as of March 31, 2019 from $22.3 million as of December 31, 2018. Loan delinquencies can be attributed to many factors, such as continuing weakness in, or deteriorating, economic conditions in the region in which the collateral is located, the loss of a tenant or lower lease rates for commercial borrowers, or the loss of income for consumers and the resulting liquidity impacts on the borrowers. Further deterioration in the credit condition of these delinquent loans could lead to the loans going to nonaccrual status and/or being downgraded. Downgrades would generally result in additional provision for loan losses. Past due loans may be included with accruing substandard loans.
In certain instances, although very infrequently, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans 90 days or more past due, but still accruing, as of March 31, 2019 and December 31, 2018.
Impaired Loans. Impaired loans individually evaluated for impairment in the allowance for loan losses totaled $17.2 million as of March 31, 2019, an increase of $1.6 million, or 10%, compared to $15.6 million as of December 31, 2018. As of March 31, 2019, $1.9 million of the individually evaluated impaired loans had $0.3 million in specific reserve allocations. The remaining $15.3 million of individually evaluated impaired loans did not have specific reserve allocations due to the adequacy of collateral, prior charge-offs taken, interest collected and applied to principal, or a combination of these items. As of December 31, 2018, $4.2 million of individually evaluated impaired loans had $1.2 million in specific reserve allocations, and the remaining $11.4 million of individually evaluated impaired loans did not have specific reserve allocations.
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. As of March 31, 2019 and December 31, 2018, TDRs totaled $10.2 million and $8.0 million, respectively. As of March 31, 2019, $6.7 million of the $10.2 million in TDRs were on accrual status. As of December 31, 2018, $3.8 million of the $8.0 million in TDRs were on accrual status.
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
As of March 31, 2019, the Bank has identified $42.5 million in potential problem loans, a decrease of $11.6 million, or 21%, compared to $54.1 million as of December 31, 2018. Numerous factors impact the level of potential problem loans including economic conditions and real estate values. These factors affect the borrower’s liquidity and, in some cases, the borrower’s ability to comply with loan covenants such as debt service coverage. For instance, when there is a loss of a major tenant in a commercial real estate building, the appraised value of the building generally declines. Loans may be downgraded when this occurs as a result of the additional risk to the borrower in obtaining a new tenant in a timely manner and negotiating a lease with similar or better terms than the previous tenant. In many cases, these loans are still current and paying as agreed, although future performance may be impacted.
The following table presents a rollforward of nonaccrual loans for the three months ended March 31, 2019 and 2018:

	As of and for the three months ended March 31,
	2019	2018
	(In thousands)
Nonaccrual loans, beginning of period	$14,057	$14,295
Transfers in to nonaccrual status	347	4,238
Transfers out to accrual status	(33)	(887)
Charge-offs	(564)	(374)
Paid off/ paid down	(1,788)	(892)
Nonaccrual loans, end of period	$12,019	$16,380

The following table presents a summary of credit quality by geography, based on the location of the regional offices:

	March 31, 2019	December 31, 2018
	(In thousands)
Nonaccrual loans:
New England	$6,161	$6,728
San Francisco Bay Area	2,480	2,488
Southern California	3,378	4,841
Total nonaccrual loans	$12,019	$14,057
Loans 30-89 days past due and accruing:
New England	$7,232	$15,961
San Francisco Bay Area	2,021	2,246
Southern California	8,462	4,092
Total loans 30-89 days past due	$17,715	$22,299
Accruing classified loans: (1)
New England	$15,830	$10,392
San Francisco Bay Area	20,801	24,584
Southern California	5,890	19,119
Total accruing classified loans	$42,521	$54,095
___________________

(1)	Accruing Classified includes both Substandard and Doubtful classifications.

The following table presents a summary of credit quality by loan type. The loan type assigned to the credit quality data is based on the purpose of the loan.

	March 31, 2019	December 31, 2018
	(In thousands)
Nonaccrual loans:
Commercial and industrial	$1,492	$2,554
Commercial tax-exempt	—	—
Commercial real estate	—	546
Construction and land	—	—
Residential	7,851	7,914
Home equity	2,668	3,031
Consumer and other	8	12
Total nonaccrual loans	$12,019	$14,057
Loans 30-89 days past due and accruing:
Commercial and industrial	$1,692	$9,794
Commercial tax-exempt	—	—
Commercial real estate	2,700	—
Construction and land	—	—
Residential	12,741	6,843
Home equity	568	602
Consumer and other	14	5,060
Total loans 30-89 days past due	$17,715	$22,299
Accruing classified loans: (1)
Commercial and industrial	$22,986	$22,992
Commercial tax-exempt	4,052	4,051
Commercial real estate	12,483	27,052
Construction and land	—	—
Residential	3,000	—
Home equity	—	—
Consumer and other	—	—
Total accruing classified loans	$42,521	$54,095
___________________

(1)	Accruing Classified includes both Substandard and Doubtful classifications.

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

The following table presents certain liquidity measurements as of the dates indicated:

	March 31, 2019	December 31, 2018	$ Change	% Change
	(In thousands)
Cash and cash equivalents	$96,211	$127,259	$(31,048)	(24)%
Investment securities available-for-sale	981,951	994,065	(12,114)	(1)%
Equity securities at fair value	7,491	14,228	(6,737)	(47)%
LESS: Securities pledged against current borrowings and derivatives	(77,441)	(44,022)	(33,419)	76%
Cash and investments	$1,008,212	$1,091,530	$(83,318)	(8)%
As a percent of assets	12%	13%

Access to additional FHLB borrowings	1,368,114	1,405,083	(36,969)	(3)%
Total liquidity	$2,376,326	$2,496,613	$(120,287)	(5)%
As a percent of assets	28%	29%
As a percent of deposits	35%	37%
At March 31, 2019, the Company’s cash and cash equivalents amounted to $96.2 million. The Holding Company’s cash and cash equivalents amounted to $51.0 million at March 31, 2019. Management believes that the Holding Company and its affiliates, including the Bank, have adequate liquidity to meet their commitments for the foreseeable future.
Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At March 31, 2019, consolidated cash and cash equivalents, investment securities available-for-sale and equity securities at fair value, less securities pledged against current borrowings and derivatives, amounted to $1.0 billion, or 12% of total assets, compared to $1.1 billion, or 13% of total assets, at December 31, 2018. Future loan growth may depend upon the Company’s ability to grow its core deposit levels. In addition, the Company has access to available borrowings through the FHLB totaling $1.4 billion at March 31, 2019 and December 31, 2018. Combined, this liquidity totals $2.4 billion, or 28% of assets and 35% of deposits, as of March 31, 2019, compared to $2.5 billion, or 29% of assets and 37% of deposits, at December 31, 2018.
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
Holding Company Liquidity. The Company and the Company’s majority-owned affiliate, DGHM, hold put and call options that would require the Company to purchase (and the noncontrolling interest owner of the majority-owned affiliate to sell) the remaining noncontrolling interest in DGHM at either a contractually predetermined fair value, a multiple of EBITDA, or fair value, as determined by the agreement. At March 31, 2019, the estimated maximum redemption value for DGHM related to outstanding put options was $0.7 million, all of which could be redeemed within the next 12 months, under certain circumstances, and is classified on the consolidated balance sheets as redeemable noncontrolling interests. These put and call options are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data - Note 14: Noncontrolling Interests” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Although not a primary source of funds, the Holding Company has generated liquidity from the sale of affiliates in the past. Additional funds were generated at the time of the Anchor sale which closed in April 2018 and the BOS sale which closed in December 2018. As part of the sale agreements for both Anchor and BOS, the Company will receive future contingent payments that have an estimated present value of $14.0 million and $13.7 million as at March 31, 2019, respectively.

Dividends from the Bank are limited by various regulatory requirements relating to capital adequacy and retained earnings. See Part II. Item 5. “Market for Registrant’s Common Equity, Related Stockholders Matters, and Issuers Purchases of Equity Securities” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for further details.
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
The Company is required to pay interest quarterly on its junior subordinated debentures. The estimated cash outlay for the remaining nine months of 2019 for the interest payments is approximately $3.3 million based on the debt outstanding at March 31, 2019 and estimated LIBOR. LIBOR is expected to be phased out as an index by the end of 2021. The Company will need to negotiate an alternative benchmark rate to be used at the time.
The Company presently plans to pay cash dividends on its common stock on a quarterly basis dependent upon a number of factors such as profitability, Holding Company liquidity, and the Company’s capital levels. However, the ultimate declaration of dividends by the Board of Directors of the Company will depend on consideration of, among other things, recent financial trends and internal forecasts, regulatory limitations, alternative uses of capital deployment, general economic conditions, and regulatory changes to capital requirements. Additionally, the Company is required to inform and consult with the Federal Reserve in advance of declaring a dividend that exceeds earnings for the period for which the dividend is being paid. Based on the current quarterly dividend rate of $0.12 per share, as announced by the Company on January 30, 2019, and estimated shares outstanding, the Company estimates that the amount to be paid out for dividends to common shareholders in the remaining nine months of 2019 will be approximately $30.3 million. The estimated dividend payments in 2019 could increase or decrease if the Company’s Board of Directors votes to increase or decrease, respectively, the current dividend rate, and/or the number of shares outstanding changes significantly.
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
In addition to the above liquidity, the Bank has access to the FRB discount window facility, which can provide short-term liquidity as “lender of last resort”. The use of non-core funding sources, including brokered deposits and borrowings, by the Bank may be limited by regulatory agencies. Generally, the regulatory agencies prefer that banks rely on core-funding sources for liquidity.
From time to time, the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. At March 31, 2019, the Bank had unused federal fund lines of credit totaling $530.0 million, compared to $465.0 million at December 31, 2018, with correspondent institutions to provide it with immediate access to overnight borrowings. At March 31, 2019, the Bank had no outstanding borrowings under the federal fund lines. At December 31, 2018, the Bank had $100.0 million outstanding borrowings under the federal funds lines with these correspondent institutions along with an additional $150.0 million of outstanding borrowings under federal funds lines with the FHLB. Certain liquidity sources, such as federal funds lines, may be withdrawn by the correspondent bank at any time especially in the event of financial deterioration of the institution.
The Bank has negotiated brokered deposit agreements with several institutions that have nationwide distribution capabilities. The Bank participates in deposit placement services that can be used to provide customers to expanded deposit insurance coverage. At March 31, 2019, the Bank had $463.0 million of brokered deposits outstanding under these agreements, compared to $541.1 million at December 31, 2018.

If the Bank is no longer able to utilize the FHLB for borrowing, collateral currently used for FHLB borrowings could be transferred to other facilities such as the FRB’s discount window. In addition, the Bank could increase its usage of brokered deposits. Other borrowing arrangements may have higher rates than the FHLB would typically charge.

Capital Resources
Total shareholders’ equity at March 31, 2019 was $778.8 million, compared to $754.0 million at December 31, 2018, an increase of $24.9 million. The increase in shareholders’ equity was primarily the result of net income attributable to the Company and the change in accumulated other comprehensive income, partially offset by dividends paid to common shareholders.
The Company and the Bank are subject to capital rules issued by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Under these rules, the Company and the Bank are each required to maintain a minimum common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0%, and a minimum Tier 1 leverage ratio of 4.0%. Additionally, these rules require the Company and the Bank to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk-weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases.
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
The following table presents the Company’s and the Bank’s regulatory capital and related ratios as of March 31, 2019 and December 31, 2018. Also presented are the minimum requirements established by the Federal Reserve and the FDIC as of those dates for the Company and the Bank, respectively, to meet applicable capital requirements and the requirements of the FDIC as of those dates for the Bank to be considered “well capitalized” under all regulatory definitions. The Federal Reserve and the Massachusetts Division of Banks may impose higher capital ratios than those listed below based upon the results of regulatory exams.

	Actual		For capital adequacy purposes (at least)		To be well capitalized under prompt corrective action provisions (at least)		Minimum capital ratio with capital conservation buffer (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Ratio
	(In thousands)
As of March 31, 2019
Common equity tier 1 risk-based capital
Company	$717,138	11.38%	$283,700	4.5%	n/a	n/a	7.0%
Boston Private Bank	758,736	12.12	281,808	4.5	$407,056	6.5%	7.0
Tier 1 risk-based capital
Company	817,600	12.97	378,267	6.0	n/a	n/a	8.5
Boston Private Bank	758,736	12.12	375,744	6.0	500,992	8.0	8.5
Total risk-based capital
Company	892,764	14.16	504,356	8.0	n/a	n/a	10.5
Boston Private Bank	833,747	13.31	500,992	8.0	626,241	10.0	10.5
Tier 1 leverage capital
Company	817,600	9.68	337,886	4.0	n/a	n/a	4.0
Boston Private Bank	758,736	9.05	335,376	4.0	419,220	5.0	4.0

As of December 31, 2018
Common equity tier 1 risk-based capital
Company	$702,728	11.40%	$277,275	4.5%	n/a	n/a	7.0%
Boston Private Bank	745,051	12.13	276,352	4.5	$399,175	6.5%	7.0
Tier 1 risk-based capital
Company	803,311	13.04	369,701	6.0	n/a	n/a	8.5
Boston Private Bank	745,051	12.13	368,469	6.0	491,292	8.0	8.5
Total risk-based capital
Company	879,927	14.28	492,934	8.0	n/a	n/a	10.5
Boston Private Bank	821,584	13.38	491,292	8.0	614,115	10.0	10.5
Tier 1 leverage capital
Company	803,311	9.54	336,648	4.0	n/a	n/a	4.0
Boston Private Bank	745,051	8.92	334,029	4.0	417,537	5.0	4.0
____________________

(1)	Required capital ratios with the fully phased-in capital conservation buffer added to the minimum risk-based capital ratios. The fully phased-in ratios are effective for 2019.
The Company has sponsored the creation of two statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. In accordance with ASC 810-10-55, Consolidation - Overall - Implementation Guidance and Illustrations - Variable Interest Entities, these statutory trusts created by the Company are not consolidated into the Company’s financial statements; however, the Company reflects the amounts of junior subordinated debentures payable to the preferred stockholders of statutory trusts as debt in its financial statements. As of both March 31, 2019 and December 31, 2018, all $100.0 million of the net balance of these trust preferred securities qualified as Tier 1 capital.

Recent Accounting Pronouncements
See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 15: Recent Accounting Pronouncements” for a description of upcoming changes to accounting principles generally accepted in the United States that may impact the Company.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in the Interest Rate Sensitivity and Market Risk as described in Part II. Item 7A. “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Sensitivity and Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.     Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
As required by Rule 13a-15 under the Exchange Act, the Company has evaluated, with the participation of management, including the Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives.
Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of March 31, 2019 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries, was made known to the certifying officers by others within the Company and its consolidated subsidiaries in the reports that it files or submits under the Exchange Act and is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. On a quarterly basis, the Company evaluates the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.
(b) Change in internal controls over financial reporting.
There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. Other Information

Item 1.     Legal Proceedings
The Company is involved in various legal proceedings. In the opinion of management, final disposition of these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 1A.     Risk Factors
Before deciding to invest in us or deciding to maintain or increase your investment, you should carefully consider the risks described in Part I. Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC. There have been no material changes to these risk factors since the filing of that report.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities of the Company in the first quarter of 2019.

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

/s/ ANTHONY DECHELLIS
May 8, 2019	Anthony DeChellis
Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ STEVEN M. GAVEN
May 8, 2019	Steven M. Gaven
Executive Vice President, Chief Financial Officer