Form 10-Q
period 2019-06-30
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2019-08-05
CIK 821127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission File Number: 001-35070
BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Massachusetts		04-2976299
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

Ten Post Office Square		02109
Boston,	Massachusetts
(Address of Principal Executive Offices)		(Zip Code)

Registrant's telephone number, including area code: (617) 912-1900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange which registered
Common Stock	BPFH	NASDAQ Stock Market LLC
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 1, 2019:

Common Stock, Par Value $1.00 Per Share	83,902,110
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION, ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)
	June 30, 2019	December 31, 2018
	(In thousands, except share and per share data)
Assets:
Cash and cash equivalents	$65,756	$127,259
Investment securities available-for-sale (amortized cost of $960,550 and $1,018,774 at June 30, 2019 and December 31, 2018, respectively)	966,731	994,065
Investment securities held-to-maturity (fair value of $53,929 and $68,595 at June 30, 2019 and December 31, 2018, respectively)	54,482	70,438
Equity securities at fair value	19,092	14,228
Stock in Federal Home Loan Bank and Federal Reserve Bank	64,453	49,263
Loans held for sale	3,640	2,812
Total loans	7,080,260	6,893,158
Less: Allowance for loan losses	75,067	75,312
Net loans	7,005,193	6,817,846
Other real estate owned (“OREO”)	—	401
Premises and equipment, net	40,244	45,412
Goodwill	57,607	57,607
Intangible assets, net	10,884	12,227
Fees receivable	3,611	5,101
Accrued interest receivable	26,411	24,366
Deferred income taxes, net	17,183	26,638
Right-of-use assets	110,880	—
Other assets	266,706	246,962
Total assets	$8,712,873	$8,494,625
Liabilities:
Deposits	$6,437,963	$6,781,170
Securities sold under agreements to repurchase	62,372	36,928
Federal funds purchased	135,000	250,000
Federal Home Loan Bank borrowings	920,068	420,144
Junior subordinated debentures	106,363	106,363
Lease liabilities	126,740	—
Other liabilities	124,370	143,540
Total liabilities	7,912,876	7,738,145
Redeemable Noncontrolling Interests	1,786	2,526
Shareholders’ Equity:
Common stock, $1.00 par value; authorized: 170,000,000 shares; issued and outstanding: 83,774,335 shares at June 30, 2019 and 83,655,651 shares at December 31, 2018	83,774	83,656
Additional paid-in capital	603,869	600,196
Retained earnings	106,443	87,821
Accumulated other comprehensive income/ (loss)	4,125	(17,719)
Total shareholders’ equity	798,211	753,954
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$8,712,873	$8,494,625
See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$71,943	$64,048	$141,876	$124,977
Taxable investment securities	1,121	1,501	2,306	3,011
Non-taxable investment securities	1,901	1,752	3,802	3,482
Mortgage-backed securities	2,706	3,049	5,603	6,227
Short-term investments and other	1,057	1,205	1,965	2,214
Total interest and dividend income	78,728	71,555	155,552	139,911
Interest expense:
Deposits	14,515	8,365	28,573	14,889
Federal Home Loan Bank borrowings	5,027	4,447	7,807	7,791
Junior subordinated debentures	1,080	1,008	2,201	1,854
Repurchase agreements and other short-term borrowings	646	190	1,173	449
Total interest expense	21,268	14,010	39,754	24,983
Net interest income	57,460	57,545	115,798	114,928
Provision/ (credit) for loan losses	1,363	453	(63)	(1,342)
Net interest income after provision/ (credit) for loan losses	56,097	57,092	115,861	116,270
Fees and other income:
Investment management fees	2,455	4,227	5,105	15,652
Wealth advisory fees	8,141	13,693	16,306	27,205
Wealth management and trust fees	10,771	11,169	21,664	23,320
Other banking fee income	2,867	2,745	5,366	5,018
Gain on sale of loans, net	58	63	131	137
Gain/ (loss) on sale of investments, net	—	7	—	(17)
Gain/ (loss) on OREO, net	—	—	91	—
Other	88	191	965	523
Total fees and other income	24,380	32,095	49,628	71,838
Operating expense:
Salaries and employee benefits	32,706	39,433	68,432	86,517
Occupancy and equipment	7,852	8,229	16,200	15,977
Professional services	3,313	2,872	6,873	6,049
Marketing and business development	1,934	2,070	3,019	3,663
Information systems	5,137	6,770	10,997	12,656
Amortization of intangibles	672	749	1,344	1,499
FDIC insurance	585	708	1,245	1,452
Restructuring	—	—	1,646	—
Other	3,460	3,553	6,456	7,428
Total operating expense	55,659	64,384	116,212	135,241
Income before income taxes	24,818	24,803	49,277	52,867
Income tax expense	5,369	17,399	10,286	23,425
Net income from continuing operations	19,449	7,404	38,991	29,442
Net income/ (loss) from discontinued operations	—	(2)	—	1,696
Net income before attribution to noncontrolling interests	19,449	7,402	38,991	31,138
(Continued)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Less: Net income attributable to noncontrolling interests	69	968	169	2,018
Net income attributable to the Company	$19,380	$6,434	$38,822	$29,120
Adjustments to net income attributable to the Company to arrive at net income attributable to common shareholders	(816)	(3,524)	741	(3,547)
Net income attributable to common shareholders for earnings per share calculation	$18,564	$2,910	$39,563	$25,573
Basic earnings per share attributable to common shareholders:
From continuing operations:	$0.22	$0.03	$0.47	$0.29
From discontinued operations:	$—	$—	$—	$0.02
Total attributable to common shareholders:	$0.22	$0.03	$0.47	$0.31
Weighted average basic common shares outstanding	83,565,780	83,509,115	83,426,213	83,304,573
Diluted earnings per share attributable to common shareholders:
From continuing operations:	$0.22	$0.03	$0.47	$0.28
From discontinued operations:	$—	$—	$—	$0.02
Total attributable to common shareholders:	$0.22	$0.03	$0.47	$0.30
Weighted average diluted common shares outstanding	84,048,972	85,413,575	84,036,050	85,221,974

 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net income attributable to the Company	$19,380	$6,434	$38,822	$29,120
Other comprehensive income/ (loss), net of tax:
Net unrealized gain/ (loss) on securities available-for-sale	10,665	(1,953)	22,233	(14,848)
Unrealized gain/ (loss) on cash flow hedges	(6)	124	(33)	712
Reclassification adjustment for net realized (gain)/ loss included in net income	(136)	(187)	(356)	(201)
Net unrealized gain/ (loss) on cash flow hedges	(142)	(63)	(389)	511
Net unrealized gain/ (loss) on other	—	1	—	1
Other comprehensive income/ (loss), net of tax	10,523	(2,015)	21,844	(14,336)
Total comprehensive income attributable to the Company, net	$29,903	$4,419	$60,666	$14,784
 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Non- controlling Interests	Total
	(In thousands, except share data)
Balance, December 31, 2017	$47,753	$84,208	$607,929	$49,526	$(8,658)	$5,186	$785,944
Reclassification due to change in accounting principles (1)	—	—	—	334	(334)	—	—
Net income attributable to the Company	—	—	—	29,120	—	—	29,120
Other comprehensive income/ (loss), net	—	—	—	—	(14,336)	—	(14,336)
Dividends paid to common shareholders: $0.24 per share	—	—	—	(20,330)	—	—	(20,330)
Dividends paid to preferred shareholders	—	—	—	(1,738)	—	—	(1,738)
Net change in noncontrolling interests	—	—	—	—	—	(3,190)	(3,190)
Redemption of Series D preferred stock	(47,753)	—	(2,247)	—	—	—	(50,000)
Net proceeds from issuance of:
63,434 shares of common stock	—	63	770	—	—	—	833
2,547 shares of incentive stock grants, net of 126,752 shares canceled or forfeited and 112,565 shares withheld for employee taxes	—	(236)	(1,656)	—	—	—	(1,892)
Exercise of warrants	—	294	(273)	—	—	—	21
Amortization of stock compensation and employee stock purchase plan	—	—	3,399	—	—	—	3,399
Stock options exercised	—	150	1,107	—	—	—	1,257
Other equity adjustments	—	—	4,889	—	—	—	4,889
Balance at June 30, 2018	$—	$84,479	$613,918	$56,912	$(23,328)	$1,996	$733,977

Balance, December 31, 2018	$—	$83,656	$600,196	$87,821	$(17,719)	$—	$753,954
Net income attributable to the Company	—	—	—	38,822	—	—	38,822
Other comprehensive income/ (loss), net	—	—	—	—	21,844	—	21,844
Dividends paid to common shareholders: $0.24 per share	—	—	—	(20,200)	—	—	(20,200)
Net proceeds from issuance of:
143,147 shares of common stock	—	143	990	—	—	—	1,133
37,511 shares of incentive stock grants, net of 9,377 shares canceled or forfeited and 115,173 shares withheld for employee taxes	—	(88)	(587)	—	—	—	(675)
Amortization of stock compensation and employee stock purchase plan	—	—	2,340	—	—	—	2,340
Stock options exercised	—	63	372	—	—	—	435
Other equity adjustments	—	—	558	—	—	—	558
Balance at June 30, 2019	$—	$83,774	$603,869	$106,443	$4,125	$—	$798,211
_____________________
(1) Reclassification due to the adoption of ASU 2016-01 and ASU 2017-12. See Part I. Item 1. “Financial Statements and Supplementary Data - Note 15: Recent Accounting Pronouncements.”

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six months ended June 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income attributable to the Company	$38,822	$29,120
Adjustments to arrive at net income from continuing operations
Net income attributable to noncontrolling interests	169	2,018
Less: Net income from discontinued operations	—	(1,696)
Net income from continuing operations	38,991	29,442
Adjustments to reconcile net income from continuing operations to net cash provided by/ (used in) operating activities:
Depreciation and amortization	11,712	11,200
Net income attributable to noncontrolling interests	(169)	(2,018)
Stock compensation, net of cancellations	2,933	3,421
Provision/ (credit) for loan losses	(63)	(1,342)
Loans originated for sale	(17,103)	(24,260)
Proceeds from sale of loans held for sale	16,406	24,486
Deferred income tax expense/ (benefit)	959	8,374
Increase in right-of-use assets	(2,419)	—
Increase in operating lease liabilities	2,476	—
Net decrease/ (increase) in other operating activities	(26,560)	(17,613)
Net cash provided by/ (used in) operating activities of continuing operations	27,163	31,690
Net cash provided by/ (used in) operating activities of discontinued operations	—	1,696
Net cash provided by/ (used in) operating activities	27,163	33,386
Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(9,845)	(9,985)
Sales	—	24
Maturities, calls, redemptions, and principal payments	64,230	65,712
Investment securities held-to-maturity:
Purchases	—	(11,876)
Maturities, calls, and principal payments	15,872	7,288
Equity securities at fair value:
Purchases	(35,349)	(22,674)
Sales	30,485	35,526
(Investments)/ distributions in trusts, net	504	(329)
Contingent considerations from divestitures	2,019	—
(Purchase)/ redemption of Federal Home Loan Bank and Federal Reserve Bank stock	(15,190)	(10,154)
Net increase in portfolio loans	(188,548)	(263,692)
Proceeds from recoveries of loans previously charged-off	577	593
Proceeds from sale of OREO	492	—
Capital expenditures	(811)	(14,453)
Proceeds from sale of affiliate	—	34,120
Net cash provided by/ (used in) investing activities	(135,564)	(189,900)
(Continued)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six months ended June 30,
	2019	2018
	(In thousands)
Cash flows from financing activities:
Net increase/ (decrease) in deposits	(343,207)	109,933
Net increase/ (decrease) in securities sold under agreements to repurchase	25,444	26,655
Net increase/ (decrease) in federal funds purchased	(115,000)	(30,000)
Net increase/ (decrease) in short-term Federal Home Loan Bank borrowings	340,000	350,000
Advances of long-term Federal Home Loan Bank borrowings	290,000	91,444
Repayments of long-term Federal Home Loan Bank borrowings	(130,076)	(78,187)
Redemption of Series D preferred stock	—	(50,000)
Dividends paid to common shareholders	(20,200)	(20,330)
Dividends paid to preferred shareholders	—	(1,738)
Proceeds from warrant exercises	—	21
Proceeds from stock option exercises	435	1,257
Proceeds from issuance of common stock	1,133	833
Tax withholding for share based compensation awards	(1,268)	(1,914)
Distributions paid to noncontrolling interests	(169)	(1,958)
Other equity adjustments	(194)	4,496
Net cash provided by/ (used in) financing activities	46,898	400,512
Net increase/ (decrease) in cash and cash equivalents	(61,503)	243,998
Cash and cash equivalents at beginning of year	127,259	120,541
Cash and cash equivalents at end of period	$65,756	$364,539
Supplemental disclosure of cash flow items:
Cash paid for interest	$37,382	$23,742
Cash paid for income taxes, (net of refunds received)	14,277	9,827
Change in unrealized gain/ (loss) on available-for-sale securities, net of tax	22,233	(14,848)
Change in unrealized gain/ (loss) on cash flow hedges, net of tax	(389)	511
Change in unrealized gain/ (loss) on other, net of tax	—	1
Non-cash transactions:
Loans transferred into other real estate owned from loan portfolio	—	108
Loans charged-off	(759)	(529)
Assets transferred into/ (out of) other assets held for sale	—	21

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
In 2019, the Affiliate Partners segment is comprised solely of Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”) and KLS Professional Advisors Group, LLC (“KLS”), each of which are RIAs. DGHM serves the needs of pension funds, endowments, trusts, foundations and select institutions, mutual funds and high net worth individuals and their families throughout the United States and abroad. DGHM specializes in value-driven equity portfolios with products across the capitalization spectrum. DGHM is located in New York, with one affiliate administrative office in South Florida. KLS provides comprehensive, planning-based financial strategies to high net worth individuals and their families, and nonprofit institutions. The firm offers services such as fee-only financial planning, tax planning, tax preparation, estate and insurance planning, retirement planning, charitable planning and intergenerational gifting and succession planning. KLS manages investments covering a wide range of asset classes for both taxable and tax-exempt portfolios. KLS has offices in New York and Southern California. Together, the Wealth Management and Trust and Affiliate Partners segments are referred to as the “Wealth and Investment” businesses.
Prior to 2019, the Affiliate Partners segment had four consolidated affiliates included in its results: DGHM; KLS; Anchor Capital Advisors, LLC (“Anchor”); and Bingham, Osborn & Scarborough, LLC (“BOS”). In December 2017, the Company entered into an agreement to sell its entire ownership interest in Anchor in a transaction that closed in April 2018. In October 2018, the Company entered into an agreement to sell its entire ownership interest in BOS to the management team of BOS, which closed in December 2018. The results of Anchor and BOS for the periods held through the respective closing dates are included in the results of the Affiliate Partners segment and the Company.
The Company conducts substantially all of its business through its three reportable segments. All significant intercompany accounts and transactions have been eliminated in consolidation, and the portion of income allocated to the owners of DGHM, Anchor, and BOS other than the Company is included in “Net income attributable to noncontrolling interests” in the consolidated statements of operations for the periods owned. Redeemable noncontrolling interests in the consolidated balance sheets reflect the maximum redemption value of agreements with other owners.
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
The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”). Prior period amounts are reclassified whenever necessary to conform to the current period presentation. The Company identified an immaterial change relating to the presentation of equity securities at fair value in the Consolidated Statement of Cash Flows. The impact was a change in the presentation of cash flows relating to

$22.7 million of purchases and $35.5 million of sales for the six months ended June 30, 2018, which were previously presented as investment securities available-for-sale but should have been presented as equity securities at fair value, within investing activities in the Consolidated Statement of Cash Flows.
The Company’s significant accounting policies are described in Part II. Item 8. “Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC. For interim reporting purposes, the Company follows the same significant accounting policies, except for the following new accounting pronouncements from the Financial Accounting Standards Board (the “FASB”) that were adopted effective January 1, 2019:

•
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). This update and the related amendments to Topic 842 require lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”); ASU No. 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”); and ASU No. 2019-01, Leases (Topic 842), Codification Improvements (“ASU 2019-01”). The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard was effective on January 1, 2019 and the Company adopted these provisions on January 1, 2019. The most significant effects relate to the recognition of new ROU assets and lease liabilities on the balance sheet for real estate operating leases, providing significant new disclosures about leasing activities, and the impact of additional assets on certain financial measures such as capital ratios and return on average asset ratios. Additionally, the Company elected the package of practical expedients, as prescribed by ASU 2016-02. The Company elected not to reassess whether any expired or existing contracts are or contain leases nor the lease classification of those leases. The Company also elected not to reassess any initial direct costs for any existing leases. On adoption, the Company recognized approximately $124 million of lease liabilities and $108 million of ROU assets.

•
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) (“ASU 2018-15”). The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in ASU 2018-15. This update is effective on a retrospective basis for the Company beginning January 1, 2021. The Company early adopted this update on January 1, 2019. The adoption of this update did not have an impact on the consolidated financial statements.

•
In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting (“ASU 2018-16”). ASU 2018-16 introduces OIS Rate based on the SOFR as an acceptable US benchmark interest rate for purposes of applying hedge accounting under Topic 815. This update is effective for interim and annual reporting periods beginning after December 15, 2018 because the Company has already adopted ASU 2017-12. The Company adopted this update on January 1, 2019. The adoption of this update did not have an impact on the consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

2.    Earnings Per Share
The treasury stock method of calculating earnings per share (“EPS”) is presented below for the three and six months ended June 30, 2019 and 2018. The following tables present the computations of basic and diluted EPS:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands, except share and per share data)
Basic earnings per share - Numerator:
Net income from continuing operations	$19,449	$7,404	$38,991	$29,442
Less: Net income attributable to noncontrolling interests	69	968	169	2,018
Net income from continuing operations attributable to the Company	19,380	6,436	38,822	27,424
Decrease/ (increase) in noncontrolling interests’ redemption values (1)	(816)	(408)	741	438
Dividends on preferred stock	—	(3,116)	—	(3,985)
Total adjustments to income attributable to common shareholders	(816)	(3,524)	741	(3,547)
Net income from continuing operations attributable to common shareholders, treasury stock method	18,564	2,912	39,563	23,877
Net income from discontinued operations	—	(2)	—	1,696
Net income attributable to common shareholders, treasury stock method	$18,564	$2,910	$39,563	$25,573

Basic earnings per share - Denominator:
Weighted average basic common shares outstanding	83,565,780	83,509,115	83,426,213	83,304,573
Per share data - Basic earnings per share from:
Continuing operations	$0.22	$0.03	$0.47	$0.29
Discontinued operations	$—	$—	$—	$0.02
Total attributable to common shareholders	$0.22	$0.03	$0.47	$0.31

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands, except share and per share data)
Diluted earnings per share - Numerator:
Net income from continuing operations attributable to common shareholders, after assumed dilution	$18,564	$2,912	$39,563	$23,877
Net income from discontinued operations	—	(2)	—	1,696
Net income attributable to common shareholders, after assumed dilution	$18,564	$2,910	$39,563	$25,573
Diluted earnings per share - Denominator:
Weighted average basic common shares outstanding	83,565,780	83,509,115	83,426,213	83,304,573
Dilutive effect of:
Time-based and market-based stock options, performance-based and time-based restricted stock, and performance-based and time-based restricted stock units, and other dilutive securities (2)	483,192	1,076,049	609,837	1,112,938
Warrants to purchase common stock	—	828,411	—	804,463
Dilutive common shares	483,192	1,904,460	609,837	1,917,401
Weighted average diluted common shares outstanding (2)	84,048,972	85,413,575	84,036,050	85,221,974
Per share data - Diluted earnings per share from:
Continuing operations	$0.22	$0.03	$0.47	$0.28
Discontinued operations	$—	$—	$—	$0.02
Total attributable to common shareholders	$0.22	$0.03	$0.47	$0.30
Dividends per share declared and paid on common stock	$0.12	$0.12	$0.24	$0.24
_____________________

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

(1)
See Part II. Item 8. “Financial Statements and Supplementary Data - Note 14: Noncontrolling Interests” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for a description of the redemption values related to the redeemable noncontrolling interests. In accordance with the FASB Accounting Standards Codification Distinguishing Liabilities from Equity (“ASC 480”), an increase in redemption value from period to period reduces income attributable to common shareholders. Decreases in redemption value from period to period increase income attributable to common shareholders, but only to the extent that the cumulative change in redemption value remains a cumulative increase since adoption of this standard in the first quarter of 2009.

(2)
The diluted EPS computations for the three and six months ended June 30, 2019 and 2018 do not assume the conversion, exercise, or contingent issuance of the following shares for the following periods because the result would have been anti-dilutive for the periods indicated. As a result of the anti-dilution, the potential common shares excluded from the diluted EPS computation are as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Shares excluded due to exercise price exceeding the average market price of common shares during the period (total outstanding):	(In thousands)
Potential common shares from:
Options, restricted stock, or other dilutive securities	750	16	820	136
Total shares excluded due to exercise price exceeding the average market price of common shares during the period	750	16	820	136

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
Reconciliation of Reportable Segment Items
The following tables present a reconciliation of the revenues, profits, assets, and other significant items of reportable segments as of and for the three and six months ended June 30, 2019 and 2018. Interest expense on junior subordinated debentures is reported at the Holding Company.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Private Banking	(In thousands)
Net interest income	$58,419	$58,447	$117,756	$116,578
Fees and other income	2,804	2,825	6,062	5,300
Total revenues	61,223	61,272	123,818	121,878
Provision/ (credit) for loan losses	1,363	453	(63)	(1,342)
Operating expense (1)	37,805	39,670	79,122	79,297
Income before income taxes	22,055	21,149	44,759	43,923
Income tax expense	4,878	3,981	9,308	8,594
Net income from continuing operations	17,177	17,168	35,451	35,329
Net income attributable to the Company	$17,177	$17,168	$35,451	$35,329

Assets	$8,619,399	$8,637,774	$8,619,399	$8,637,774
Depreciation	$2,373	$2,031	$5,043	$3,615

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Wealth Management and Trust	(In thousands)
Fees and other income	$10,815	$11,293	$21,776	$23,567
Operating expense (1)	9,438	11,058	19,681	21,752
Income before income taxes	1,377	235	2,095	1,815
Income tax expense	417	34	620	509
Net income from continuing operations	960	201	1,475	1,306
Net income attributable to the Company	$960	$201	$1,475	$1,306

Assets	$89,659	$73,202	$89,659	$73,202
Amortization of intangibles	$672	$701	$1,344	$1,402
Depreciation	$252	$334	$539	$655

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Affiliate Partners (2)	(In thousands)
Net interest income	$104	$79	$210	$131
Fees and other income	10,596	17,951	21,411	42,898
Total revenues	10,700	18,030	21,621	43,029
Operating expense	7,070	12,347	14,543	31,408
Income before income taxes	3,630	5,683	7,078	11,621
Income tax expense	1,199	1,463	2,299	2,920
Net income from continuing operations	2,431	4,220	4,779	8,701
Noncontrolling interests	69	968	169	2,018
Net income attributable to the Company	$2,362	$3,252	$4,610	$6,683

Assets	$71,466	$83,364	$71,466	$83,364
Amortization of intangibles	$—	$48	$—	$97
Depreciation	$130	$196	$257	$393

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Holding Company and Eliminations	(In thousands)
Net interest income	$(1,063)	$(981)	$(2,168)	$(1,781)
Fees and other income	165	26	379	73
Total revenues	(898)	(955)	(1,789)	(1,708)
Operating expense	1,346	1,309	2,866	2,784
Income/ (loss) before income taxes	(2,244)	(2,264)	(4,655)	(4,492)
Income tax expense/ (benefit)	(1,125)	11,921	(1,941)	11,402
Net income/ (loss) from continuing operations	(1,119)	(14,185)	(2,714)	(15,894)
Discontinued operations (3)	—	(2)	—	1,696
Net income/ (loss) attributable to the Company	$(1,119)	$(14,187)	$(2,714)	$(14,198)

Assets (including eliminations)	$(67,651)	$(78,137)	$(67,651)	$(78,137)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Total Company (2)	(In thousands)
Net interest income	$57,460	$57,545	$115,798	$114,928
Fees and other income	24,380	32,095	49,628	71,838
Total revenues	81,840	89,640	165,426	186,766
Provision/ (credit) for loan losses	1,363	453	(63)	(1,342)
Operating expense	55,659	64,384	116,212	135,241
Income before income taxes	24,818	24,803	49,277	52,867
Income tax expense	5,369	17,399	10,286	23,425
Net income from continuing operations	19,449	7,404	38,991	29,442
Noncontrolling interests	69	968	169	2,018
Discontinued operations (3)	—	(2)	—	1,696
Net income attributable to the Company	$19,380	$6,434	$38,822	$29,120

Assets	$8,712,873	$8,716,203	$8,712,873	$8,716,203
Amortization of intangibles	$672	$749	$1,344	$1,499
Depreciation	$2,755	$2,561	$5,839	$4,663

_____________________

(1)
Operating expense related to the Private Banking and Wealth Management & Trust segments includes restructuring expense for the six months ended June 30, 2019 of $1.3 million and $0.4 million, respectively.

(2)	The results of Anchor and BOS for the periods owned in 2018 are included in the results of the Affiliate Partners segment and the Company.

(3)
The Holding Company and Eliminations calculation of net income attributable to the Company includes net income from discontinued operations for the six months ended June 30, 2019 and 2018 of zero and $1.7 million, respectively. The Company received the final payment related to a revenue sharing agreement with Westfield Capital Management Company, LLC (“Westfield”) in the first quarter of 2018. The Company will not receive additional income from Westfield now that the final payment has been received.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

4.    Investments
The following table presents a summary of investment securities at June 30, 2019 and December 31, 2018:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
At June 30, 2019
Available-for-sale securities at fair value:
U.S. government and agencies	$20,047	$8	$(114)	$19,941
Government-sponsored entities	181,442	601	(65)	181,978
Municipal bonds	314,235	10,002	(92)	324,145
Mortgage-backed securities (1)	444,826	969	(5,128)	440,667
Total	$960,550	$11,580	$(5,399)	$966,731

Held-to-maturity securities at amortized cost:
Mortgage-backed securities (1)	$54,482	$24	$(577)	$53,929
Total	$54,482	$24	$(577)	$53,929

Equity securities at fair value:
Money market mutual funds (2)	$19,092	$—	$—	$19,092
Total	$19,092	$—	$—	$19,092

At December 31, 2018
Available-for-sale securities at fair value:
U.S. government and agencies	$30,043	$—	$(929)	$29,114
Government-sponsored entities	211,655	—	(3,952)	207,703
Municipal bonds	309,837	2,223	(3,101)	308,959
Mortgage-backed securities (1)	467,239	214	(19,164)	448,289
Total	$1,018,774	$2,437	$(27,146)	$994,065

Held-to-maturity securities at amortized cost:
U.S. government and agencies	$9,898	$2	$—	$9,900
Mortgage-backed securities (1)	60,540	—	(1,845)	58,695
Total	$70,438	$2	$(1,845)	$68,595

Equity securities at fair value:
Money market mutual funds (2)	$14,228	$—	$—	$14,228
Total	$14,228	$—	$—	$14,228
_____________________

(1)	All mortgage-backed securities are guaranteed by the U.S. government, U.S. government agencies, or government-sponsored entities.

(2)	Money market mutual funds maintain a constant net asset value of $1.00 and therefore have no unrealized gain or loss.
The following table presents the maturities of available-for-sale investment securities, based on contractual maturity, as of June 30, 2019. Certain securities are callable before their final maturity. Additionally, certain securities (such as mortgage-backed securities) are shown within the table below based on their final (contractual) maturity, but due to prepayments and amortization are expected to have shorter lives.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Available-for-sale Securities
	Amortized Cost	Fair Value
	(In thousands)
Within one year	$43,131	$43,118
After one, but within five years	266,198	266,819
After five, but within ten years	284,020	285,133
Greater than ten years	367,201	371,661
Total	$960,550	$966,731

The following table presents the maturities of held-to-maturity investment securities, based on contractual maturity, as of June 30, 2019.

	Held-to-maturity Securities
	Amortized Cost	Fair Value
	(In thousands)
After five, but within ten years	$44,565	$44,132
Greater than ten years	9,917	9,797
Total	$54,482	$53,929

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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
Proceeds from sales	$—	$19,673	$—	$35,550
Realized gains	—	—	—	7
Realized losses	—	—	—	(1)
Change in unrealized gain/ (loss) on equity securities reflected in the consolidated statement of operations	—	7	—	(23)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present information regarding securities at June 30, 2019 and December 31, 2018 having temporary impairment, due to the fair values having declined below the amortized cost of the individual securities, and the time period that the investments have been temporarily impaired.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except number of securities)
June 30, 2019
Available-for-sale securities
U.S. government and agencies	$—	$—	$9,934	$(114)	$9,934	$(114)	2
Government-sponsored entities	—	—	70,069	(65)	70,069	(65)	13
Municipal bonds	7,794	(12)	14,930	(80)	22,724	(92)	16
Mortgage-backed securities (1) (3)	54	—	353,127	(5,128)	353,181	(5,128)	89
Total	$7,848	$(12)	$448,060	$(5,387)	$455,908	$(5,399)	120

Held-to-maturity securities
Mortgage-backed securities (1)	$—	$—	$45,951	$(577)	$45,951	$(577)	14
Total	$—	$—	$45,951	$(577)	$45,951	$(577)	14

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except number of securities)
December 31, 2018
Available-for-sale securities
U.S. government and agencies	$—	$—	$29,114	$(929)	$29,114	$(929)	5
Government-sponsored entities	—	—	207,703	(3,952)	207,703	(3,952)	32
Municipal bonds	25,394	(128)	130,209	(2,973)	155,603	(3,101)	85
Mortgage-backed securities (1)	2,469	(11)	433,888	(19,153)	436,357	(19,164)	110
Total	$27,863	$(139)	$800,914	$(27,007)	$828,777	$(27,146)	232

Held-to-maturity securities
Mortgage-backed securities (1)	$—	$—	$58,695	$(1,845)	$58,695	$(1,845)	16
Total	$—	$—	$58,695	$(1,845)	$58,695	$(1,845)	16
_____________________

(1)	All mortgage-backed securities are guaranteed by the U.S. government, U.S. government agencies, or government-sponsored entities.
(3) The amount of unrealized losses less than 12 months rounds to zero.
As of June 30, 2019, the U.S. government and agencies securities, government-sponsored entities securities and mortgage-backed securities in the first table above had current Standard and Poor’s credit ratings of AA. The municipal bonds in the first table above had a current Standard and Poor’s credit rating of at least AA-. As of June 30, 2019, the Company does not consider these investments other-than-temporarily impaired as the decline in fair value on investments is primarily attributed to changes in interest rates and not as a result of the deterioration of credit quality. As of June 30, 2019, the Company had no intent to sell any securities in an unrealized loss position and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized loss amounts.
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
Cost method investments, which are included in other assets, can be temporarily impaired when the fair values decline below the amortized costs of the individual investments. There were no cost method investments with unrealized losses as of June 30, 2019 or December 31, 2018. The Company’s cost method investments primarily include low income housing partnerships which generate tax credits. The Company also holds partnership interests in venture capital funds formed to provide financing to small businesses and to promote community development. The Company had $56.6 million and $54.4 million in cost method investments included in other assets as of June 30, 2019 and December 31, 2018, respectively.

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
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of June 30, 2019	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available-for-sale securities:
U.S. government and agencies	$19,941	$—	$19,941	$—
Government-sponsored entities	181,978	—	181,978	—
Municipal bonds	324,145	—	324,145	—
Mortgage-backed securities	440,667	—	440,667	—
Total available-for-sale securities	966,731	—	966,731	—
Equity securities	19,092	19,092	—	—
Derivatives - interest rate customer swaps	33,835	—	33,835	—
Derivatives - interest rate swaps	5	—	5	—
Derivatives - risk participation agreement	12	—	12	—
Trading securities held in the “rabbi trust” (1)	6,335	6,335	—	—

Liabilities:
Derivatives - interest rate customer swaps	$34,586	$—	$34,586	$—
Derivatives - risk participation agreement	272	—	272	—
Deferred compensation “rabbi trust” (1)	6,335	6,335	—	—

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

		Fair value measurements at reporting date using:
	As of December 31, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available-for-sale securities:
U.S. government and agencies	$29,114	$—	$29,114	$—
Government-sponsored entities	207,703	—	207,703	—
Municipal bonds	308,959	—	308,959	—
Mortgage-backed securities	448,289	—	448,289	—
Total available-for-sale securities	994,065	—	994,065	—
Equity securities	14,228	14,228	—	—
Derivatives - interest rate customer swaps	21,889	—	21,889	—
Derivatives - interest rate swaps	553	—	553	—
Derivatives - risk participation agreements	2	—	2	—
Trading securities held in the “rabbi trust” (1)	6,839	6,839	—	—

Liabilities:
Derivatives - interest rate customer swaps	$22,385	$—	$22,385	$—
Derivatives - risk participation agreements	152	—	152	—
Deferred compensation “rabbi trust” (1)	6,839	6,839	—	—

_____________________

(1)
The Company has adopted a special trust for the Deferred Compensation Plan called a “rabbi trust”. The rabbi trust is an arrangement that is used to accumulate assets that may be used to fund the Company’s obligation to pay benefits under the Deferred Compensation Plan. To prevent immediate taxation to the executives who participate in the Deferred Compensation Plan, the amounts placed in the rabbi trust must remain subject to the claims of the Company’s creditors. The investments chosen by the participants in the Deferred Compensation Plan are mirrored by the rabbi trust as a way to minimize the earnings volatility of the Deferred Compensation Plan.

As of June 30, 2019 and December 31, 2018, available-for-sale securities consisted of U.S. government and agencies securities, government-sponsored entities securities, municipal bonds, and mortgage-backed securities. Available-for-sale Level 2 securities generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets and include government-sponsored entities securities, municipal bonds, mortgage-backed securities, “off-the-run” U.S. Treasury securities, and certain investments in SBA loans (which are categorized as U.S. government and agencies securities). “Off-the-run” U.S. Treasury securities are Treasury bonds and notes issued before the most recently issued bond or note of a particular maturity. When Treasuries move to the secondary over-the-counter market, they become less frequently traded, therefore, they are considered “off-the-run”. No investments held as of June 30, 2019 or December 31, 2018 were categorized as Level 3.
As of June 30, 2019 and December 31, 2018, equity securities consisted of Level 1 money market mutual funds that are valued with prices quoted in active markets.
In managing its interest rate and credit risk, the Company utilizes derivative instruments including interest rate customer swaps, interest rate swaps, and risk participation agreements. As a service to its customers, the Company may utilize derivative instruments including customer foreign exchange forward contracts to manage its foreign exchange risk, if any. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities, and therefore, they have been categorized as a Level 2 measurement as of June 30, 2019 and December 31, 2018. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 8: Derivatives and Hedging Activities” for further details.
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
The Company has determined that the majority of inputs used to value its derivatives are within Level 2. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy as of June 30, 2019 and December 31, 2018.
Trading securities held in the rabbi trust consist of publicly traded mutual fund investments that are valued at prices quoted in active markets. Therefore, they have been categorized as Level 1 as of June 30, 2019 and December 31, 2018.
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
There were no transfers for assets or liabilities recorded at fair value on a recurring basis as of June 30, 2019. During the year ended December 31, 2018, five U.S. Treasury securities totaling $33.4 million transferred from Level 1 to Level 2 as the securities were determined to be “off-the-run”. There were no other transfers for assets or liabilities recorded at fair value on a recurring basis for the year ended December 31, 2018.
There were no Level 3 assets valued on a recurring basis at June 30, 2019 or December 31, 2018.
There were no changes in the valuation techniques used for measuring the fair value.
The following tables present the Company’s assets and liabilities measured at fair value on a non-recurring basis during the periods ended June 30, 2019 and 2018, respectively, aggregated by the level in the fair value hierarchy within which those measurements fall.

	As of June 30, 2019	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended June 30, 2019	Six months ended June 30, 2019
	(In thousands)
Assets:
Impaired loans (1)	$1,144	$—	$—	$1,144	$220	$592
_____________________

(1)	Collateral-dependent impaired loans held as of June 30, 2019 that had write-downs in fair value or whose specific reserve changed during the six months ended June 30, 2019.

	As of June 30, 2018	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended June 30, 2018	Six months ended June 30, 2018
	(In thousands)
Assets:
Impaired loans (1)	$3,051	$—	$—	$3,051	$(711)	$(927)
_____________________

(1)	Collateral-dependent impaired loans held as of June 30, 2018 that had write-downs in fair value or whose specific reserve changed during the six months ended June 30, 2018.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	As of June 30, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$1,144	Appraisals of Collateral	Discount for costs to sell	0% - 5%	4%
			Appraisal adjustments	—%	—%

	As of June 30, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$3,051	Appraisals of Collateral	Discount for costs to sell	0% - 24%	9%
			Appraisal adjustments	0% - 20%	7%

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
The following tables present the carrying values and fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis:

	As of June 30, 2019
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$65,756	$65,756	$65,756	$—	$—
Investment securities held-to-maturity	54,482	53,929	—	53,929	—
Loans held for sale	3,640	3,713	—	3,713	—
Loans, net	7,005,193	6,988,207	—	—	6,988,207
Other financial assets	94,475	94,475	—	94,475	—
FINANCIAL LIABILITIES:
Deposits	6,437,963	6,437,827	—	6,437,827	—
Securities sold under agreements to repurchase	62,372	62,372	—	62,372	—
Federal funds purchased	135,000	135,000	—	135,000	—
Federal Home Loan Bank borrowings	920,068	920,615	—	920,615	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	4,386	4,386	—	4,386	—

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of December 31, 2018
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$127,259	$127,259	$127,259	$—	$—
Investment securities held-to-maturity	70,438	68,595	—	68,595	—
Loans held for sale	2,812	2,837	—	2,837	—
Loans, net	6,817,846	6,734,216	—	—	6,734,216
Other financial assets	78,730	78,730	—	78,730	—
FINANCIAL LIABILITIES:
Deposits	6,781,170	6,777,928	—	6,777,928	—
Securities sold under agreements to repurchase	36,928	36,928	—	36,928	—
Federal funds purchased	250,000	250,000	—	250,000	—
Federal Home Loan Bank borrowings	420,144	417,092	—	417,092	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	2,001	2,001	—	2,001	—

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
Cash and cash equivalents
The carrying value reported in the balance sheet for cash and cash equivalents approximates fair value due to the short-term nature of their maturities and these assets are classified as Level 1 measurements.
Investment securities held-to-maturity
Investment securities held-to-maturity currently consist of mortgage-backed securities. As of December 31, 2018, investment securities held-to-maturity consisted of mortgage-backed securities and a U.S. Treasury security. The U.S. Treasury security held as of December 31, 2018 is an “off-the-run” U.S. Treasury security and, therefore, it has been categorized as Level 2. The mortgage-backed securities are fixed income instruments that are not quoted on an exchange, but may be traded in active markets. The fair value of these securities is based on quoted market prices obtained from external pricing services. The principal market for our securities portfolio is the secondary institutional market, with an exit price that is predominantly reflective of bid level pricing in that market. Accordingly, held-to-maturity mortgage-backed securities are classified as Level 2.
There were no transfers of the Company's financial instruments that are not measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018.

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
Other financial assets
Other financial assets consist of accrued interest and fees receivable, and stock in the Federal Home Loan Bank of Boston (“FHLB”) and the Federal Reserve Bank (“FRB”), for which the carrying amount approximates fair value, and these assets are classified as Level 2 measurements.
Deposits
The fair values reported for transaction accounts (demand, NOW, savings, and money market) equal their respective book values reported on the balance sheet and these liabilities are classified as Level 2 measurements. The fair values disclosed are, by definition, equal to the amount payable on demand at the reporting date. The fair values for certificates of deposit are based on the discounted value of contractual cash flows. The discount rates used are representative of approximate rates currently offered on certificates of deposit with similar remaining maturities and these liabilities are classified as Level 2 measurements.
Securities sold under agreements to repurchase
The fair values of securities sold under agreements to repurchase are estimated based on contractual cash flows discounted at the Bank’s incremental borrowing rate for FHLB borrowings with similar maturities and these liabilities have been classified as Level 2 measurements.
Federal funds purchased
The carrying amounts of federal funds purchased, if any, approximate fair value due to their short-term nature and therefore these funds have been classified as Level 2 measurements.
Federal Home Loan Bank borrowings
The fair values reported for FHLB borrowings are estimated based on the discounted value of contractual cash flows. The discount rate used is based on the Bank’s estimated current incremental borrowing rate for FHLB borrowings of similar maturities and therefore these borrowings have been classified as Level 2 measurements.
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
Other financial liabilities
Other financial liabilities consists of accrued interest payable for which the carrying amount approximates fair value and is classified as Level 2 measurements.

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
The following table presents a summary of the loan portfolio based on the portfolio segment as of the dates indicated:

	June 30, 2019	December 31, 2018
	(In thousands)
Commercial and industrial	$656,186	$623,037
Commercial tax-exempt	450,307	451,671
Total commercial and industrial	1,106,493	1,074,708
Commercial real estate	2,530,556	2,395,692
Construction and land	200,378	240,306
Residential	3,025,758	2,948,973
Home equity	89,930	90,421
Consumer and other	127,145	143,058
Total	$7,080,260	$6,893,158

The following table presents nonaccrual loans receivable by class of receivable as of the dates indicated:

	June 30, 2019	December 31, 2018
	(In thousands)
Commercial and industrial	$1,567	$2,554
Commercial tax-exempt	—	—
Total commercial and industrial	1,567	2,554
Commercial real estate	—	546
Residential	12,572	7,914
Home equity	3,004	3,031
Consumer and other	12	12
Total	$17,155	$14,057

The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, although infrequent, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There was one residential loan 90 days or more past due, but still accruing, as of June 30, 2019 and no loans 90 days or more past due, but still accruing, as of December 31, 2018. The residential loan 90 days or more past due as of June 30, 2019 was paid off in July 2019. The Bank’s policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six consecutive months). For troubled debt restructured loans (“TDRs”), a return to accrual status generally requires timely payments for a period of six months in accordance with the restructured loan terms, along with meeting other criteria.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables show the payment status of loans receivable by class of receivable as of the dates indicated:

	June 30, 2019
	Accruing Past Due			Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Total Accruing Past Due	Current	30-89 Days Past Due	90 Days or Greater Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$251	$—	$251	$1,194	$155	$218	$1,567	$654,368	$656,186
Commercial tax-exempt	—	—	—	—	—	—	—	450,307	450,307
Commercial real estate	982	—	982	—	—	—	—	2,529,574	2,530,556
Construction and land	—	—	—	—	—	—	—	200,378	200,378
Residential (1)	—	334	1,266	4,238	2,961	5,373	12,572	3,011,920	3,025,758
Home equity	—	—	—	385	274	2,345	3,004	86,926	89,930
Consumer and other	867	—	867	7	—	5	12	126,266	127,145
Total	$2,100	$334	$3,366	$5,824	$3,390	$7,941	$17,155	$7,059,739	$7,080,260

___________________

(1)
There was one residential loan that was 90+ days past due and accruing for $0.9 million. For this reason, the total accruing past due amount will not equal the sum of 30-59 days past due and 60-89 days past due. This loan was paid off in July 2019.

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
A summary of the rating system used by the Bank is included here from Part II. Item 8. “Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, follows:
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
The following tables present the loan portfolio’s credit risk profile by internally assigned grade and class of receivable as of the dates indicated:

	June 30, 2019
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Classified (1)	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$617,524	$14,058	$23,037	$1,567	$656,186
Commercial tax-exempt	443,577	2,679	4,051	—	450,307
Commercial real estate	2,452,821	53,940	23,795	—	2,530,556
Construction and land	200,378	—	—	—	200,378
Residential	3,010,186	—	3,000	12,572	3,025,758
Home equity	86,926	—	—	3,004	89,930
Consumer and other	127,133	—	—	12	127,145
Total	$6,938,545	$70,677	$53,883	$17,155	$7,080,260

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present, by class of receivable, the balance of impaired loans with and without a related allowance, the associated allowance for those impaired loans with a related allowance, and the total unpaid principal on impaired loans:

	As of and for the three and six months ended June 30, 2019
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	QTD Average Recorded Investment	YTD Average Recorded Investment	QTD Interest Income Recognized while Impaired	YTD Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$1,669	$2,616	n/a	$1,520	$1,328	$10	$25
Commercial tax-exempt	—	—	n/a	—	—	—	—
Commercial real estate	—	—	n/a	—	78	—	256
Construction and land	—	—	n/a	—	—	—	—
Residential	15,127	15,387	n/a	14,079	12,605	103	240
Home equity	2,497	3,059	n/a	2,359	2,018	1	1
Consumer and other	—	—	n/a	—	—	—	—
Subtotal	$19,293	$21,062	n/a	17,958	$16,029	114	$522
With an allowance recorded:
Commercial and industrial	$441	$441	$93	596	$1,036	4	$20
Commercial tax-exempt	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—
Residential	778	778	74	733	752	6	13
Home equity	274	274	24	69	776	1	1
Consumer and other	—	—	—	—	—	—	—
Subtotal	$1,493	$1,493	$191	$1,398	$2,564	$11	$34
Total:
Commercial and industrial	$2,110	$3,057	$93	$2,116	$2,364	$14	$45
Commercial tax-exempt	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	78	—	256
Construction and land	—	—	—	—	—	—	—
Residential	15,905	16,165	74	14,812	13,357	109	253
Home equity	2,771	3,333	24	2,428	2,794	2	2
Consumer and other	—	—	—	—	—	—	—
Total	$20,786	$22,555	$191	$19,356	$18,593	$125	$556
_____________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, if applicable, which was applied to principal.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three and six months ended June 30, 2018
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	QTD Average Recorded Investment	YTD Average Recorded Investment	QTD Interest Income Recognized while Impaired	YTD Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$2,015	$2,954	n/a	$2,048	$1,835	$14	$22
Commercial tax-exempt	—	—	n/a	—	—	—	—
Commercial real estate	2,932	4,695	n/a	2,939	2,460	25	50
Construction and land	—	—	n/a	82	94	16	16
Residential	10,455	10,815	n/a	10,587	10,009	87	189
Home equity	—	—	n/a	1,311	1,509	15	24
Consumer and other	—	—	n/a	—	—	—	—
Subtotal	$15,402	$18,464	n/a	$16,967	$15,907	$157	$301
With an allowance recorded:
Commercial and industrial	$303	$403	$134	$76	$147	$—	$2
Commercial tax-exempt	—	—	—	—	—	—	—
Commercial real estate	5,426	5,855	187	5,467	6,055	72	228
Construction and land	—	—	—	—	—	—	—
Residential	816	816	82	818	821	6	12
Home equity	1,769	1,769	597	469	284	—	—
Consumer and other	—	—	—	—	18	—	3
Subtotal	$8,314	$8,843	$1,000	$6,830	$7,325	$78	$245
Total:
Commercial and industrial	$2,318	$3,357	$134	$2,124	$1,982	$14	$24
Commercial tax-exempt	—	—	—	—	—	—	—
Commercial real estate	8,358	10,550	187	8,406	8,515	97	278
Construction and land	—	—	—	82	94	16	16
Residential	11,271	11,631	82	11,405	10,830	93	201
Home equity	1,769	1,769	597	1,780	1,793	15	24
Consumer and other	—	—	—	—	18	—	3
Total	$23,716	$27,307	$1,000	$23,797	$23,232	$235	$546
_____________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, if applicable, which was applied to principal.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the year ended December 31, 2018
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$1,435	$2,397	n/a	$1,614	$69
Commercial tax-exempt	—	—	n/a	—	—
Commercial real estate	546	900	n/a	2,002	1,544
Construction and land	—	—	n/a	50	16
Residential	8,403	8,764	n/a	9,638	408
Home equity	990	990	n/a	1,041	24
Consumer and other	—	—	n/a	—	—
Subtotal	$11,374	$13,051	n/a	$14,345	$2,061
With an allowance recorded:
Commercial and industrial	$1,770	$1,972	$598	$631	$15
Commercial tax-exempt	—	—	—	—	—
Commercial real estate	—	—	—	4,087	705
Construction and land	—	—	—	—	—
Residential	780	780	75	785	22
Home equity	1,719	1,719	562	959	11
Consumer and other	—	—	—	10	3
Subtotal	$4,269	$4,471	$1,235	$6,472	$756
Total:
Commercial and industrial	$3,205	$4,369	$598	$2,245	$84
Commercial tax-exempt	—	—	—	—	—
Commercial real estate	546	900	—	6,089	2,249
Construction and land	—	—	—	50	16
Residential	9,183	9,544	75	10,423	430
Home equity	2,709	2,709	562	2,000	35
Consumer and other	—	—	—	10	3
Total	$15,643	$17,522	$1,235	$20,817	$2,817
_____________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, if applicable, which was applied to principal.
When management determines that it is probable that the Bank will not collect all principal and interest on a loan in accordance with the original loan terms, the loan is designated as impaired.
Loans that are designated as impaired require an analysis to determine the amount of impairment, if any. Impairment would be indicated as a result of the carrying value of the loan exceeding either the estimated collateral value, less costs to sell, for collateral dependent loans or the net present value of the projected cash flow, discounted at the loan’s contractual effective interest rate, for loans not considered to be collateral dependent. Generally, shortfalls in the analysis on collateral dependent loans would result in the impairment amount being charged-off to the allowance for loan losses. Shortfalls on cash flow dependent loans may be carried as specific allocations to the general reserve unless a known loss is determined to have occurred, in which case, such known loss is charged-off.
Loans in the held for sale category are carried at the lower of amortized cost or estimated fair value in the aggregate and are excluded from the allowance for loan losses analysis.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

As of June 30, 2019, the Bank has pledged $2.6 billion of loans in a blanket lien agreement with the FHLB. The Bank also has $459.6 million of loans pledged as collateral at the FRB for access to their discount window. As of December 31, 2018, the Bank had pledged $2.6 billion of loans to the FHLB and $540.0 million of loans at the FRB.
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. As of June 30, 2019 and December 31, 2018, TDRs totaled $10.6 million and $8.0 million, respectively. As of June 30, 2019, $6.9 million of the $10.6 million in TDRs were on accrual status. As of December 31, 2018, $3.8 million of the $8.0 million in TDRs were on accrual status.
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

The following tables present the balance of TDRs that were restructured or defaulted during the periods indicated:

As of and for the three months ended June 30, 2019
	Restructured Current Quarter			TDRs that defaulted in the Current Quarter that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
(In thousands, except number of loans)
Commercial and industrial	—	$—	$—	—	$—
Commercial tax exempt	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Residential (1)	1	222	222	—	—
Home equity (1)	1	274	274	—	—
Consumer and other	—	—	—	—	—
Total	2	$496	$496	—	$—
_____________________

(1)	Represents the following type of concession: temporary reduction of interest rate.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the six months ended June 30, 2019
	Restructured Year to Date			TDRs that defaulted in the Year to Date that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
	(In thousands, except number of loans)
Commercial and industrial	1	$179	$179	—	$—
Commercial tax exempt	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Residential	2	3,222	3,222	—	—
Home equity	1	274	274	—	—
Consumer and other	—	—	—	—	—
Total	4	$3,675	$3,675	—	$—

	As of and for the three and six months ended June 30, 2019
	Extension of term		Temporary rate reduction		Payment deferral		Combination of concessions (1)		Total concessions
	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment
	(Dollars in thousands)
Commercial and industrial	1	$179	—	$—	—	$—	—	$—	1	$179
Commercial real estate	—	—	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential	—	—	2	3,222	—	—	—	—	2	3,222
Home equity	—	—	1	274	—	—	—	—	1	274
Consumer and other	—	—	—	—	—	—	—	—	—	—

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

As of and for the three and six months ended June 30, 2018
	Restructured Current Quarter			TDRs that defaulted in the Current Quarter that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
(Dollars in thousands)
Commercial and industrial (1)	1	$100	$100	—	$—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Residential	—	—	—	—	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	1	$100	$100	—	$—
______________________
(1)    Represents the following type of concession: extension of term.
Loan participations serviced for others and loans serviced for others are not included in the Company’s total loans. The following table presents a summary of the loan participations serviced for others and loans serviced for others based on class of receivable as of the dates indicated:

	June 30, 2019	December 31, 2018
	(In thousands)
Commercial and industrial	$9,269	$8,024
Commercial tax-exempt	18,824	19,105
Commercial real estate	44,613	60,688
Construction and land	20,135	39,966
Total loan participations serviced for others	$92,841	$127,783

Residential	$30,394	$33,168
Total loans serviced for others	$30,394	$33,168

Total loans include deferred loan origination (fees)/ costs, net, of $8.4 million and $8.5 million as of June 30, 2019 and December 31, 2018, respectively.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

7.    Allowance for Loan Losses
The allowance for loan losses, which is reported as a reduction of outstanding loan balances, totaled $75.1 million and $75.3 million as of June 30, 2019 and December 31, 2018, respectively.
The following table presents a summary of the changes in the allowance for loan losses for the periods indicated:

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
Allowance for loan losses, beginning of period:
Commercial and industrial	$15,687	$11,443	$15,912	$11,735
Commercial real estate	41,813	46,116	41,934	46,820
Construction and land	5,353	4,533	6,022	4,949
Residential	10,057	9,896	10,026	9,773
Home equity	796	784	1,284	835
Consumer and other	108	126	134	630
Total allowance for loan losses, beginning of period	73,814	72,898	75,312	74,742
Loans charged-off:
Commercial and industrial	(195)	(125)	(195)	(339)
Commercial real estate	—	—	—	(135)
Construction and land	—	—	—	—
Residential	—	—	—	(16)
Home equity	—	—	(562)	—
Consumer and other	—	(15)	(2)	(39)
Total charge-offs	(195)	(140)	(759)	(529)

Recoveries on loans previously charged-off:
Commercial and industrial	40	152	228	234
Commercial real estate	30	50	219	175
Construction and land	—	—	—	—
Residential	—	27	100	27
Home equity	—	—	—	1
Consumer and other	15	24	30	156
Total recoveries	85	253	577	593
Provision/ (credit) for loan losses:
Commercial and industrial	550	911	137	751
Commercial real estate	1,898	(983)	1,588	(1,677)
Construction and land	(573)	80	(1,242)	(336)
Residential	(502)	(119)	(571)	20
Home equity	9	552	83	500
Consumer and other	(19)	12	(58)	(600)
Total provision/(credit) for loan losses	1,363	453	(63)	(1,342)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
Allowance for loan losses, end of period:
Commercial and industrial	16,082	12,381	16,082	12,381
Commercial real estate	43,741	45,183	43,741	45,183
Construction and land	4,780	4,613	4,780	4,613
Residential	9,555	9,804	9,555	9,804
Home equity	805	1,336	805	1,336
Consumer and other	104	147	104	147
Total allowance for loan losses, end of period	$75,067	$73,464	$75,067	$73,464

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
The provision/ (credit) for loan losses and related allowance balance in the allowance for loan losses for tax-exempt commercial and industrial loans is included with commercial and industrial loans. The provision/ (credit) for loan losses and related allowance balance in the allowance for loan losses for tax-exempt commercial real estate loans is included with commercial real estate loans. There were no charge-offs or recoveries, for any period presented, for both commercial and industrial and commercial real estate tax-exempt loans.
The following tables present the Company’s allowance for loan losses and loan portfolio as of June 30, 2019 and December 31, 2018 by portfolio segment, disaggregated by method of impairment analysis. The Company had no loans acquired with deteriorated credit quality as of June 30, 2019 or December 31, 2018.

	June 30, 2019
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses
	(In thousands)
Commercial and industrial	$2,110	$93	$1,104,383	$15,989	$1,106,493	$16,082
Commercial real estate	—	—	2,530,556	43,741	2,530,556	43,741
Construction and land	—	—	200,378	4,780	200,378	4,780
Residential	15,905	74	3,009,853	9,481	3,025,758	9,555
Home equity	2,771	24	87,159	781	89,930	805
Consumer and other	—	—	127,145	104	127,145	104
Total	$20,786	$191	$7,059,474	$74,876	$7,080,260	$75,067

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2018
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses
	(In thousands)
Commercial and industrial	$3,205	$598	$1,071,503	$15,314	$1,074,708	$15,912
Commercial real estate	546	—	2,395,146	41,934	2,395,692	41,934
Construction and land	—	—	240,306	6,022	240,306	6,022
Residential	9,183	75	2,939,790	9,951	2,948,973	10,026
Home equity	2,709	562	87,712	722	90,421	1,284
Consumer and other	—	—	143,058	134	143,058	134
Total	$15,643	$1,235	$6,877,515	$74,077	$6,893,158	$75,312

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
The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2019 and December 31, 2018:

	June 30, 2019				December 31, 2018
	Asset derivatives		Liability derivatives		Asset derivatives		Liability derivatives
	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$5	Other liabilities	$—	Other assets	$553	Other liabilities	$—
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	33,835	Other liabilities	34,586	Other assets	21,889	Other liabilities	22,385
Risk participation agreements	Other assets	12	Other liabilities	272	Other assets	2	Other liabilities	152
Total		$33,852		$34,858		$22,444		$22,537
_____________________

(1)	For additional details, see Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 5: Fair Value Measurements”.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the effect of the Company’s derivative financial instruments on accumulated other comprehensive income for the three and six months ended June 30, 2019 and 2018:

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives		Location of gain or (loss) reclassified from accumulated OCI into income	Amount of gain or (loss) reclassified from accumulated OCI into income
	Three months ended June 30,			Three months ended June 30,
	2019	2018		2019	2018
	(In thousands)			(In thousands)
Interest rate swaps	$(9)	$175	Interest expense	$191	$263
Total	$(9)	$175		$191	$263

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (1)		Location of gain or (loss) reclassified from accumulated OCI into income	Amount of gain or (loss) reclassified from accumulated OCI into income
	Six months ended June 30,			Six months ended June 30,
	2019	2018		2019	2018
	(In thousands)			(In thousands)
Interest rate swaps	$(47)	$1,011	Interest expense	$502	$284
Total	$(47)	$1,011		$502	$284
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

The following table presents the effect of the Company’s derivative financial instruments in the consolidated statements of operations for the three and six months ended June 30, 2019 and 2018:

	Location of gain or (loss) reclassified from accumulated OCI into income	Amount of gain or (loss) recognized in income on cash flow hedging relationships		Amount of gain or (loss) recognized in income on cash flow hedging relationships
		Three months ended June 30,		Six months ended June 30,
		2019	2018	2019	2018
		(In thousands)
Total amounts of income and (expense) line items presented in the statement of operations in which the effects of fair value or cash flow hedges are recorded	Interest expense	$191	$263	$502	$284
The effects of cash flow hedging:
Gain or (loss) on cash flow hedging relationships in ASC 815
Interest contracts - amount of gain or (loss) reclassified from accumulated other comprehensive income into income	Interest expense	$191	$263	$502	$284

The Bank has agreements with its derivative counterparties that contain provisions where, if the Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Bank could also be declared in default on its derivative obligations. The Bank was in compliance with these provisions as of June 30, 2019 and December 31, 2018.
The Bank also has agreements with certain of its derivative counterparties that contain provisions where, if the Bank fails to maintain its status as a well- or adequately-capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations under the agreements. The Bank was in compliance with these provisions as of June 30, 2019 and December 31, 2018.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

Certain of the Bank’s agreements with its derivative counterparties contain provisions where, if specified, events or conditions occur that materially change the Bank’s creditworthiness in an adverse manner, the Bank may be required to fully collateralize its obligations under the derivative instruments. The Bank was in compliance with these provisions as of June 30, 2019 and December 31, 2018.
As of June 30, 2019 and December 31, 2018, the termination amounts related to collateral determinations of derivatives in a liability position were $33.1 million and $2.2 million, respectively. The Company has minimum collateral posting thresholds with its derivative counterparties. As of June 30, 2019, the Company had pledged securities with a market value of $35.2 million against its obligations under these agreements. As of December 31, 2018, the Company had no pledged securities. The collateral posted is typically greater than the current liability position; however, due to timing of liability position changes at period end, the funding of a collateral shortfall may take place shortly following period end.
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements.
To accomplish this objective and strategy, the Bank entered into one interest rate swap during 2013 with an effective date of August 1, 2013. This interest rate swap is designated as a cash flow hedge and involves the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments. The swap has a notional amount of $25 million and a term of six years from its respective effective date. The interest rate swap will effectively fix the Bank’s interest payments on $25 million of its LIBOR-indexed deposit liabilities at a rate of 2.03%.
Per ASU 2017-12, for derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. A portion of the balance reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made or received on the Company’s interest rate swaps. During the next twelve months, the Company estimates that an immaterial amount will be reclassified as a decrease in interest expense. The Company monitors the risk of counterparty default on an ongoing basis.
Non-designated Hedges
Derivatives not designated as hedges are not speculative and result from different services the Bank provides to qualified commercial clients. The Bank offers certain derivative products directly to such clients. The Bank economically hedges derivative transactions executed with commercial clients by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of these programs are not designated in ASC 815-qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset through earnings. The net effect on earnings is primarily driven by changes in the credit valuation adjustment (“CVA”). The CVA represents the dollar amount of fair value adjustment related to nonperformance risk of both the Bank and its counterparties. Fees earned in connection with the execution of derivatives related to this program are recognized in the consolidated statement of operations in other income. The Bank has interest rate swaps and caps related to this program with an aggregate notional amount of $1.4 billion as of June 30, 2019 and $1.3 billion as of December 31, 2018. As of June 30, 2019, there were no foreign currency exchange contracts and as of December 31, 2018, there were foreign currency exchange contracts with an aggregate notional amount of $0.1 million related to this program.
In addition, as a participant lender, the Bank has guaranteed performance on the pro-rated portion of swaps executed by other financial institutions. As the participant lender, the Bank is providing a partial guarantee, but is not a direct party to the related swap transactions. The Bank has no obligations under the risk participation agreements unless the borrower defaults on their swap transaction with the lead bank and the swap is in a liability position to the borrower. In that instance, the Bank has agreed to pay the lead bank a portion of the swap’s termination value at the time of the default. The derivative transactions entered into as part of these agreements are not designated, as per ASC 815, as qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. As of June 30, 2019, there were seven of these risk participation transactions with an aggregate notional amount of $59.4 million and, as of December 31, 2018, there were seven of these risk participation transactions with an aggregate notional amount of $59.8 million.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The Bank has also participated out to other financial institutions a pro-rated portion of swaps executed by the Bank. The other financial institution has no obligations under the risk participation agreements unless the borrowers default on their swap transactions with the Bank and the swaps are in liability positions to the borrower. In those instances, the other financial institution has agreed to pay the Bank a portion of the swap’s termination value at the time of the default. The derivative transactions entered into as part of these agreements are not designated, as per ASC 815, as qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. As of June 30, 2019, there were four of these risk participation transactions with a pro-rated notional amount of $20.6 million and, as of December 31, 2018, there were four of these risk participation transactions with a pro-rated notional amount of $20.7 million.
The following table presents the effect of the Bank’s derivative financial instruments not designated as hedging instruments in the consolidated statement of operations for the three and six months ended June 30, 2019 and 2018.

		Amount of gain or (loss), net, recognized in income on derivatives
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivatives	Three months ended June 30,		Six months ended June 30,
		2019	2018	2019	2018
		(In thousands)
Interest rate swaps	Other income/ (expense)	$(64)	$(139)	$(255)	$(47)
Risk participation agreements	Other income/ (expense)	(213)	47	(109)	213
Total		$(277)	$(92)	$(364)	$166

9.    Income Taxes
The following table presents the components of income tax expense for continuing operations, discontinued operations, noncontrolling interests and the Company:

	Six months ended June 30,
	2019	2018
	(In thousands)
Income from continuing operations:
Income before income taxes	$49,277	$52,867
Income tax expense	10,286	23,425
Net income from continuing operations	$38,991	$29,442
Effective tax rate, continuing operations	20.9%	44.3%

Income from discontinued operations:
Income before income taxes	$—	$2,388
Income tax expense		692
Net income from discontinued operations	$—	$1,696
Effective tax rate, discontinued operations	—%	29.0%

Less: Income attributable to noncontrolling interests:
Income before income taxes	$169	$2,018
Income tax expense	—	—
Net income attributable to noncontrolling interests	$169	$2,018
Effective tax rate, noncontrolling interests	—%	—%

Income attributable to the Company
Income before income taxes	$49,108	$53,237
Income tax expense	10,286	24,117
Net income attributable to the Company	$38,822	$29,120
Effective tax rate attributable to the Company	20.9%	45.3%

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The effective tax rate for continuing operations for the six months ended June 30, 2019 of 20.9%, with related tax expense of $10.3 million, was calculated based on a projected 2019 annual effective tax rate. The effective tax rate was less than the statutory rate of 21% due primarily to earnings from tax-exempt investments and income tax credits. These savings were partially offset by state and local income taxes and the accounting for investments in affordable housing projects.
The effective tax rate for continuing operations for the six months ended June 30, 2018 of 44.3%, with related tax expense of $23.4 million, was calculated based on a projected 2018 annual effective tax rate. The effective tax rate was more than the statutory rate of 21% due primarily to the sale of Anchor and state and local income taxes. These items were partially offset by earnings from tax-exempt investments and income tax credits. The Company recorded tax expense of $12.7 million on the sale of Anchor in April 2018, which was primarily due to a book-to-tax basis difference associated with nondeductible goodwill.
The effective tax rate for continuing operations for the six months ended June 30, 2019 is less than the effective tax rate for the same period in 2018 primarily as a result of the $12.7 million tax expense that was recorded on the sale of Anchor in April 2018.

10.    Noncontrolling Interests
Noncontrolling interests consist of equity owned by management of the Company’s respective majority-owned affiliates, DGHM, BOS, and Anchor for the periods in which the Company had an ownership interest in them. Net income attributable to noncontrolling interests in the consolidated statements of operations represents the net income allocated to the noncontrolling interest owners of the affiliates. Net income allocated to the noncontrolling interest owners was $0.1 million and $1.0 million for the three-month periods ended June 30, 2019 and 2018, respectively, and $0.2 million and $2.0 million for the six-month periods ended June 30, 2019 and 2018, respectively.
On the consolidated balance sheets, noncontrolling interests are included as the sum of the capital and undistributed profits allocated to the noncontrolling interest owners. Typically, this balance is included in a company’s permanent shareholders’ equity in the consolidated balance sheets. When the noncontrolling interest owners’ rights include certain redemption features, as described in ASC 480, Distinguishing Liabilities from Equity, such redeemable noncontrolling interests are classified as mezzanine equity and are not included in permanent shareholders’ equity. Due to the redemption features of the noncontrolling interests, the Company had redeemable noncontrolling interests held in mezzanine equity in the accompanying consolidated balance sheets of $1.8 million and $2.5 million as of June 30, 2019 and December 31, 2018, respectively. The aggregate amount of such redeemable noncontrolling equity interests are recorded at the estimated maximum redemption values. The Company had no noncontrolling interests included in permanent shareholder’s equity at June 30, 2019 and December 31, 2018.
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
Redeemable noncontrolling interests recorded as of June 30, 2019 and December 31, 2018 were exclusively related to the rights of DGHM owners. The divestitures of BOS and Anchor in 2018 resulted in the Company no longer carrying noncontrolling interests within permanent shareholders' equity. The following tables present a rollforward of the Company’s redeemable noncontrolling interests and noncontrolling interests for the periods indicated:

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
	Redeemable noncontrolling interests	Redeemable noncontrolling interests
	(In thousands)
Noncontrolling interests at beginning of period	$662	$2,526
Net income attributable to noncontrolling interests	69	169
Distributions	(69)	(169)
Purchases/ (sales) of ownership interests	—	12
Amortization of equity compensation	9	26
Adjustments to fair value	1,115	(778)
Noncontrolling interests at end of period	$1,786	$1,786

	Three months ended		Six months ended
	June 30, 2018		June 30, 2018
	Redeemable noncontrolling interests	Noncontrolling interests	Redeemable noncontrolling interests	Noncontrolling interests
	(In thousands)
Noncontrolling interests at beginning of period	$16,322	$4,825	$17,461	$5,186
Net income attributable to noncontrolling interests	732	236	1,491	527
Distributions	(712)	(227)	(1,449)	(509)
Purchases/ (sales) of ownership interests	(6,520)	(3,051)	(6,353)	(3,051)
Amortization of equity compensation	126	—	248	161
Adjustments to fair value	799	213	(651)	(318)
Noncontrolling interests at end of period	$10,747	$1,996	$10,747	$1,996
11.    Accumulated Other Comprehensive Income
The following table presents a summary of the amounts reclassified from accumulated other comprehensive income/ (loss) for the three and six months ended June 30, 2019 and 2018:

Description of component of accumulated other comprehensive income/ (loss)	Three months ended June 30,		Six months ended June 30,		Affected line item in Statement of Operations
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Net realized gain/ (loss) on cash flow hedges:
Hedges related to deposits and borrowings:
Pre-tax gain/ (loss)	$191	$263	$502	$284	Interest (expense)
Tax (expense)/ benefit	(55)	(76)	(146)	(83)	Income tax (expense)/ benefit
Net	$136	$187	$356	$201	Net income/ (loss) attributable to the Company
Total reclassifications for the period, net of tax	$136	$187	$356	$201

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

	Components of accumulated other comprehensive income/ (loss)
	Unrealized gain/ (loss) on securities available-for-sale	Unrealized gain/ (loss) on cash flow hedges	Unrealized gain/ (loss) on other	Accumulated other comprehensive income/ (loss)
	(In thousands)
Balance at December 31, 2017	$(8,140)	$332	$(850)	$(8,658)
Other comprehensive income/ (loss) before reclassifications	(14,848)	712	1	(14,135)
Reclassified from other comprehensive income/ (loss)	—	(201)	—	(201)
Other comprehensive income/ (loss), net	(14,848)	511	1	(14,336)
Reclassification from the adoption of ASUs 2017-12 and 2016-01	$(339)	$5	$—	$(334)
Balance at June 30, 2018	$(23,327)	$848	$(849)	$(23,328)

Balance at December 31, 2018	$(17,556)	$391	$(554)	$(17,719)
Other comprehensive income/ (loss) before reclassifications	22,233	(33)	—	22,200
Reclassified from other comprehensive income/ (loss)	—	(356)	—	(356)
Other comprehensive income/ (loss), net	22,233	(389)	—	21,844
Balance at June 30, 2019	$4,677	$2	$(554)	$4,125

12.    Restructuring
In the third and fourth quarters of 2018 and the first quarter of 2019, the Company incurred restructuring charges of $5.8 million, $2.1 million, and $1.6 million, respectively. The charges were in connection with a previously announced reduction to the Company’s workforce of approximately 7% of total staffing, which included executive transition changes as well as other employee benefit and technology related initiatives. The restructuring is intended to improve the Company’s operating efficiency and enhance earnings.
The following table presents a summary of the restructuring activity for the three and six months ended June 30, 2019 and 2018:

	Severance Charges	Other Associated Costs	Total
	(In thousands)
Accrued charges at December 31, 2018	$3,896	$790	$4,686
Cost incurred	1,646	—	1,646
Costs paid	(1,986)	—	(1,986)
Accrued charges at March 31, 2019	3,556	790	4,346
Costs paid	(1,364)	—	(1,364)
Accrued charges at June 30, 2019	$2,192	$790	$2,982

Accrued charges at December 31, 2017	$337	$—	$337
Costs paid	(254)	—	(254)
Accrued charges at March 31, 2018	83	—	83
Costs paid	(83)	—	(83)
Accrued charges at June 30, 2018	$—	$—	$—

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

13.    Revenue Recognition
On January 1, 2018, the Company adopted ASU 2014-09 et al. As stated in Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 15: Recent Accounting,” the implementation of the new standard did not have an impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, Revenue from Contracts with Customers (“ASC 606”), while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under ASC 605, Revenue Recognition.
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
Investment management fees
Investment management fees are earned for the management of a series of accounts and funds in which clients invest directly, acting as a sub-advisor to larger investment management companies, or private client account management. The Company’s performance obligation is satisfied over time and the resulting fees are recognized monthly, based upon either the beginning-of-quarter (in advance) or quarter-end (in arrears) market value of the assets under management and advisory (“AUM”) and the applicable fee rate, depending on the terms of the contract. Payment is generally received a few days after month end through a direct charge to customers’ accounts. The Company may earn performance-based incentives on certain contracts. Receivables are recorded on the consolidated balance sheet in the fees receivable line item.
All of the investment management fee income on the consolidated statement of operations for the three and six months ended June 30, 2019 and 2018 is considered in-scope of ASC 606.
Wealth advisory fees
Wealth advisory fees are earned for providing financial advisory services to clients. The Company’s performance obligation under these contracts is satisfied over time as the financial advisory services are provided. Fees are recognized monthly based either on a fixed fee amount or are based on the quarter-end (in arrears) market value of the AUM and the applicable fee rate (“asset based fees”), depending on the terms of the contract. Payment on fixed fee contracts is received based on a schedule outlined in the contract, while payment on asset based fees are generally received a few days after quarter end through a direct charge to customers’ accounts. No performance based incentives are earned on wealth advisory contracts. Receivables are recorded on the consolidated balance sheet in the fees receivable line item. Deferred revenues related to the fixed fee contracts of $6.5 million and $6.7 million as of June 30, 2019 and 2018, respectively, are recorded on the consolidated balance sheet within the other liabilities line item.
All of the wealth advisory fee income on the consolidated statement of operations for the three and six months ended June 30, 2019 and 2018 is considered in-scope of ASC 606.
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

All of the wealth management and trust fee income on the consolidated statement of operations for the three and six months ended June 30, 2019 and 2018 is considered in-scope of ASC 606.
Other banking fee income
The Bank charges a variety of fees to its clients for services provided on the deposit and deposit management related accounts. Each fee is either transaction based or assessed monthly. The types of fees include service charges on accounts, overdraft fees, maintenance fees, ATM fee charges, and other miscellaneous charges related to the accounts. These fees are not governed by individual contracts with clients. They are charges to clients based on disclosures presented to clients upon opening these accounts along with updated disclosures when changes are made to the fee structures. The transaction-based fees are recognized in revenue when charged to the client based on specific activity on the client’s account. Monthly service/maintenance charges are recognized in the month they are earned and are charged directly to the client’s account.
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
For the three months ended June 30, 2019 and 2018, $0.6 million and $1.1 million, respectively, of other banking fee income as described above is considered in-scope for ASC 606. For the six months ended June 30, 2019 and 2018, $1.3 million and $2.0 million, respectively, of other banking fee income as described above is considered in-scope for ASC 606.

14.    Lease Accounting

On January 1, 2019, the Company adopted ASU 2016-02. As stated in Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 1: Basis of Presentation and Summary of Significant Accounting Policies”, the implementation of the new standard had a material effect on the financial statements. The most significant effects relate to the recognition of new operating ROU assets and operating lease liabilities on the balance sheet for real estate operating leases, providing significant new disclosures about leasing activities, and the impact of additional assets on certain financial measures, such as capital ratios and return on average asset ratios. On adoption, the Company recognized approximately $124 million of lease liabilities and $108 million of ROU assets on the face of the balance sheet. ROU assets obtained in exchange for lease liabilities are net of tenant improvement allowances and deferred rent. There was no impact to the Company’s consolidated statement of cash flows upon adoption, since the net impact of all adjustments recorded upon transition represents non-cash activity.
The Company, as lessee, has 42 real estate leases for office and ATM locations classified as operating leases. The Company determines if an arrangement is a lease or contains a lease at inception. The terms of the real estate leases generally have annual increases in payments based off of a fixed or variable rate, such as the Consumer Price Index rate, that is outlined within the respective contracts. Generally, the initial terms of the leases for our leased properties range from five to fifteen years. Most of the leases also include options to renew for periods of five to ten years at contractually agreed upon rates or at market rates at the time of the extension. On a quarterly basis, the Company evaluates whether the renewal of each lease is reasonably certain. If the lease doesn’t provide the implicit interest rate, the Bank uses its incremental borrowing rate at the commencement date of the lease in determining the present value of lease payments. No other significant judgments or assumptions were made in applying the requirements of ASU 2016-02.
The following table presents information about the Company's leases as of the dates indicated.

	Three months ended June 30,	Six months ended June 30,
	2019	2019
	(In thousands)
Lease cost
Operating lease cost	$4,841	$9,526
Short-term lease cost/ (refunds)	(3)	29
Variable lease cost	2	4
Less: Sublease income	(28)	(46)
Total operating lease cost	$4,812	$9,513

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

Six months ended June 30,
(In thousands, except years and percentages)
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$10,002
ROU assets obtained in exchange for new operating lease liabilities	$10,510
Weighted-average remaining lease term for operating leases	8.3 years
Weighted-average discount rate for operating leases	3.4%

The Company is obligated for minimum payments under non-cancelable operating leases. In accordance with the terms of these leases, the Company is currently committed to minimum annual payments as follows as of June 30, 2019:

June 30, 2019
(In thousands)
Remainder of 2019	$10,095
2020	20,224
2021	20,406
2022	20,360
2023	19,575
Thereafter	57,005
Total future minimum lease payments	147,665
Less: Amounts representing interest	(20,925)
Present value of net future minimum lease payments	$126,740

Prior to the adoption of ASC 842, the Company’s operating leases were not recognized on the balance sheet. The following table presents the undiscounted future minimum lease payments under the Company’s operating leases as of December 31, 2018:

December 31, 2018
(In thousands)
2019	$20,053
2020	19,344
2021	19,064
2022	18,802
2023	16,552
Thereafter	41,412
Total	$135,227

Rent expense for the three and six months ended June 30, 2018, prior to the adoption of ASU 2016-02, was $5.4 million and $10.8 million, respectively.

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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments (Topic 326) (“ASU 2016-13”). This update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a current expected credit losses (“CECL”) model methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU will be effective for fiscal years beginning after December 15, 2019. Early adoption is available as of the fiscal year beginning after December 15, 2018, but the Company does not plan on adopting early. The Company plans to adopt on January 1, 2020 utilizing a modified retrospective approach and is currently assessing the impact on the Company's consolidated financial statements and disclosures. Management assembled a project team that has developed an approach for implementation including selecting a third-party software service provider, assessing the key differences and gaps between its current allowance methodologies and models with those it is considering to use upon adoption, identifying the necessary data requirements, testing the material data inputs, and assessing and validating potential model options. The Company has also begun developing accounting policies and establishing internal controls relevant to the updated methodologies and models.
In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). This amendment requires an employer to report the service cost component in the same line item or items as other compensation costs arising

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. This ASU was effective for fiscal years beginning after December 15, 2017, and interim periods within those years. For the three and six months ended June 30, 2019, $339 thousand and $540 thousand, respectively, are presented within other expense that would have been presented within salaries and employee benefits prior to adoption of ASU 2017-07. For the three and six months ended June 30, 2018, $145 thousand and $280 thousand, respectively, are presented within other expense that would have been presented within salaries and employee benefits prior to adoption of ASU 2017-07.
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
In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”), and ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). These updates clarify the guidance in ASU 2016-02 which introduced Topic 842 and add an additional transition method for leases. ASU 2018-11 allows entities to initially apply the new lease standard at the adoption date (January 1, 2019 for the Company) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This transition method is in addition to the initial modified retrospective transition method, which would require an entity to initially apply the new leases standard (subject to specific transition requirements and optional practical expedients) at the beginning of the earliest period presented in the financial statements. Lessees also must provide the new and enhanced disclosures in the period of adoption; ASU 2018-11 would not require the amended disclosures of Topic 842 for comparative periods. The Company adopted these provisions along with those of ASU 2016-02 as of January 1, 2019. The Company has elected to use the prospective transition method and has deemed a cumulative effect adjustment not necessary at adoption. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 14: Lease Accounting” for further details.
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
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) (“ASU 2018-15”). The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in ASU 2018-15. This update is effective on a retrospective basis for interim and annual reporting periods beginning January 1, 2021. The Company early adopted this update on January 1, 2019. The adoption of this update did not have a material impact on the consolidated financial statements.
In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting (“ASU 2018-16”). ASU 2018-16 introduces OIS Rate based on the SOFR as an acceptable US benchmark interest rate for purposes of applying hedge accounting under Topic 815. This update is effective for interim and annual reporting periods beginning after December 15, 2018 because the Company has already adopted ASU 2017-12. The Company adopted this update on January 1, 2019. The adoption of this update did not have a significant impact on the consolidated financial statements.
In April and May 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”) and ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”), respectively. These updates clarify the guidance in ASU 2016-13 which introduced Topic 326. ASU 2019-04 clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement. ASU 2019-05 provides entities that have certain instruments within the scope of subtopic 326-20 with an option to irrevocably elect the fair value option. These ASUs will be effective for fiscal years beginning after December 15, 2019. Early adoption is available as of the fiscal year beginning after December 15, 2018, but the Company does not plan on adopting early. The Company is still assessing the potential disclosure impact for these amendments and will adopt on January 1, 2020 in conjunction with ASU 2016-13.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As of and for the three and six months ended June 30, 2019
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
Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced herein under the section captioned “Risk Factors”; adverse conditions in the capital and debt markets and the impact of such conditions on the Company’s private banking, wealth management and trust, and affiliate partner activities; changes in interest rates; competitive pressures from other financial institutions; the effects of weakness in general economic conditions on a national basis or in the local markets in which the Company operates; changes in the value of securities and other assets; changes in loan default and charge-off rates; the adequacy of loan loss reserves; reductions in deposit levels necessitating increased borrowing to fund loans and investments; operational risks including, but not limited to, cybersecurity breaches, fraud, and natural disasters; changes in government regulation; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; the risk that the Company’s deferred tax assets may not be realized; risks related to the identification and implementation of acquisitions, dispositions and restructurings; and changes in assumptions used in making such forward-looking statements, as well as the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K and updated in the Company’s Quarterly Reports on Form 10-Q and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

Executive Summary
The Company offers a wide range of private banking, wealth management, and trust services to high net worth individuals, families, businesses and select institutions through its three reportable segments: Private Banking, Wealth Management and Trust, and Affiliate Partners. This Executive Summary provides an overview of the most significant aspects of our operating segments and the Company’s operations in the second quarter of 2019. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

	As of and for the three months ended June 30,
	2019	2018	$ Change	% Change
	(In thousands, except per share data)
Total revenue	$81,840	$89,640	$(7,800)	(9)%
Provision/ (credit) for loan losses	1,363	453	910	nm
Total operating expense	55,659	64,384	(8,725)	(14)%
Net income from continuing operations	19,449	7,404	12,045	nm
Net income attributable to noncontrolling interests	69	968	(899)	(93)%
Net income attributable to the Company	19,380	6,434	12,946	nm
Diluted earnings per share:
From continuing operations	$0.22	$0.03	$0.19	nm

ASSETS UNDER MANAGEMENT AND ADVISORY (“AUM”):
Wealth Management and Trust	$7,595,000	$7,789,000	$(194,000)	(2)%
Affiliate Partners (1)	8,604,000	13,590,000	(4,986,000)	(37)%
Total AUM (1)	$16,199,000	$21,379,000	$(5,180,000)	(24)%
_____________________
nm = not meaningful

(1)	Includes the AUM at BOS of $4.5 billion at June 30, 2018.
Net income attributable to the Company was $19.4 million for the three months ended June 30, 2019 and $6.4 million for the same period of 2018. The Company recognized total diluted earnings per share of $0.22 and $0.03 for the three months ended June 30, 2019 and 2018, respectively.
Key items that affected the Company’s results in the second quarter of 2019 compared to the same period of 2018 include:

▪	Total revenue decreased 9%, or $7.8 million, to $81.8 million for the three months ended June 30, 2019, compared to $89.6 million for the same period of 2018 as described below.

▪
Total fees and other income decreased 24%, or $7.7 million, to $24.4 million for the three months ended June 30, 2019, compared to $32.1 million for the same period of 2018. This decrease was primarily driven by the divestitures of Anchor and BOS in 2018, as well as lower AUM balances at June 30, 2019. Total fees and other income represents 30% of total revenue for the three months ended June 30, 2019, compared to 36% of total revenue for the same period of 2018.

▪
Net interest income of $57.5 million for the three months ended June 30, 2019 was flat from the same period of 2018. The Company's funding costs were higher as a result of increased reliance on borrowings, offset by higher asset yields. Net interest margin (“NIM”) was 2.78% for the three months ended June 30, 2019, representing a decrease of 7 basis points compared to the same period in 2018, also driven by higher funding costs, partially offset by higher asset yields. Due to the lower federal tax rate beginning in 2018, the adjustment to report NIM on a fully taxable equivalent basis (“FTE”) has become immaterial, and therefore the Company will only present NIM on a GAAP basis for all periods.

▪
Total operating expenses decreased 14%, or $8.7 million, to $55.7 million for the three months ended June 30, 2019, compared to $64.4 million for the same period of 2018. The decrease was primarily driven by the divestitures of Anchor and BOS, as well as realized savings from efficiency initiatives.

▪
Income tax expense decreased 69%, or $12.0 million, to $5.4 million for the three months ended June 30, 2019, compared to $17.4 million for the same period of 2018. The decrease was primarily driven by $12.7 million of discrete income tax expense related to the sale of Anchor in the second quarter of 2018.

▪
For the three months ended June 30, 2019 total loans increased $153.3 million, or 2%, while total deposits decreased $341.9 million, or 5%. The Company’s loan-to-deposit ratio was 110% as of June 30, 2019. Deposits are the Company’s primary source of funds to originate loans. When the Company’s loan-to-deposit ratio exceeds 100%, we rely on other funding sources such as FHLB borrowings or federal funds to fund loan growth. If the Company is unable to grow deposits in line with loan growth we will evaluate other options such as slowing loan growth, selling of a portion of portfolio loans, or originating mortgage loans as held for sale.

The Company’s Private Banking segment reported net income attributable to the Company of $17.2 million in the second quarters of both 2019 and 2018. Net income attributable to the Company remained flat from the same period in 2018 largely driven by a decrease of $1.9 million in operating expenses, offset by an increase of $0.9 million to the provision for loan loss and an increase of $0.9 million in income tax expense.
The Company’s Wealth Management and Trust segment reported net income attributable to the Company of $1.0 million in the second quarter of 2019, compared to $0.2 million for the same period of 2018. The increase of $0.8 million was primarily driven by a decrease of $1.6 million in total operating expenses due to realized savings from efficiency initiatives, partially offset by a decrease of $0.5 million in total revenues due to lower AUM and an increase of $0.4 million in income tax expense. Wealth Management and Trust AUM decreased $0.2 billion, or 2%, to $7.6 billion at June 30, 2019 from $7.8 billion at June 30, 2018. The decrease in AUM is due to net outflows of $0.4 billion, partially offset by positive market action of $0.2 billion for the twelve months ended June 30, 2019.
The Company completed the sales of its ownership interests in Anchor and BOS on April 13, 2018 and December 3, 2018, respectively. The results of Anchor and BOS through their respective closing dates remain consolidated in the results of the Company and its Affiliate Partners segment through their respective closing dates and in prior periods. Results after the close of the transactions do not include Anchor and BOS operations.
The Company’s Affiliate Partners segment reported net income attributable to the Company of $2.4 million in the second quarter of 2019, compared to $3.3 million for the same period of 2018. Total revenues, total operating expenses, income tax expense, and noncontrolling interests decreased in the second quarter of 2019 due to the divestitures of Anchor and BOS. AUM, excluding BOS, decreased by $0.5 billion, or 5%, to $8.6 billion at June 30, 2019 from $9.1 billion at June 30, 2018. The decrease in AUM was primarily driven by $0.7 billion in net outflows, partially offset by favorable market returns of $0.2 billion for the twelve months ended June 30, 2019.

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

Results of operations for the three and six months ended June 30, 2019 versus June 30, 2018
Net Income. The Company recorded net income from continuing operations for the three and six months ended June 30, 2019 of $19.4 million and $39.0 million, respectively, compared to $7.4 million and $29.4 million for the same respective periods in 2018. Net income attributable to the Company, which includes income from both continuing and discontinued operations, if any, as well as net income attributable to noncontrolling interests, for the three and six months ended June 30, 2019 was $19.4 million and $38.8 million, respectively, compared to $6.4 million and $29.1 million for the same respective periods in 2018.

The Company recorded no net income from discontinued operations for the six months ended June 30, 2019, compared to $1.7 million for the same period in 2018, the majority of which was recorded in the first quarter of 2018. The Company received the final payment related to a revenue sharing agreement with Westfield Capital Management Company, LLC (“Westfield”) in the first quarter of 2018. The Company recognized a tax credit in the fourth quarter of 2018, recorded in discontinued operations, relating to an adjustment to deferred taxes in connection with the Westfield revenue share. The Company will not receive additional income from Westfield now that the final payment has been received.
The Company recognized diluted EPS attributable to common shareholders, which includes both continuing and discontinued operations, if any, for the three and six months ended June 30, 2019 of $0.22 per share and $0.47 per share, respectively, compared to $0.03 per share and $0.30 per share for the same respective periods in 2018. Net income from continuing operations for the three months ended June 30, 2019 and for the three and six months ended June 30, 2018 were partially offset by charges that reduce income available to common shareholders. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 2: Earnings Per Share” for further detail on these charges to income available to common shareholders.
The following discussions are based on the Company’s continuing operations, unless otherwise stated. The following table presents selected financial highlights:

	Three months ended June 30,		$ Change	% Change	Six months ended June 30,		$ Change	% Change
	2019	2018			2019	2018
	(In thousands)
Net interest income	$57,460	$57,545	(85)	—%	$115,798	$114,928	$870	1%
Fees and other income	24,380	32,095	(7,715)	(24)%	49,628	71,838	(22,210)	(31)%
Total revenue	81,840	89,640	(7,800)	(9)%	165,426	186,766	(21,340)	(11)%
Provision/ (credit) for loan losses	1,363	453	910	nm	(63)	(1,342)	1,279	(95)%
Operating expense	55,659	64,384	(8,725)	(14)%	116,212	135,241	(19,029)	(14)%
Income tax expense	5,369	17,399	(12,030)	(69)%	10,286	23,425	(13,139)	(56)%
Net income from continuing operations	19,449	7,404	12,045	nm	38,991	29,442	9,549	32%
Net income/ (loss) from discontinued operations	—	(2)	2	nm	—	1,696	(1,696)	nm
Less: Net income attributable to noncontrolling interests	69	968	(899)	(93)%	169	2,018	(1,849)	(92)%
Net income attributable to the Company	$19,380	$6,434	$12,946	nm	$38,822	$29,120	$9,702	33%
____________________
nm = not meaningful
Net interest income. Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference between the average rate earned on total interest-earning assets and the average rate paid on total interest-bearing liabilities. NIM is the amount of net interest income expressed as a percentage of average interest-earning assets. The average rate earned on interest-earning assets is the amount of annualized interest income expressed as a percentage of average interest-earning assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities. When credit quality declines and loans are placed on nonaccrual status, NIM can decrease because the same assets are earning less income. Loans graded as substandard but still accruing interest income totaled $53.9 million at June 30, 2019 and could be placed on nonaccrual status if their credit quality declines further.

Net interest income for the three months ended June 30, 2019 was $57.5 million, remaining flat compared to the same period in 2018. For the six months ended June 30, 2019, net interest income was $115.8 million, an increase of $0.9 million, or 1%, compared to the same period in 2018. The increase for the six months is primarily driven by higher yields and volumes on loans, partially offset by higher funding costs as a result of increased reliance on borrowings and higher deposit rates. The NIM was 2.78% for the three months ended June 30, 2019, a decrease of seven basis points compared to the same period in 2018. For the six months ended June 30, 2019, the NIM was 2.84%, a decrease of three basis points compared to the same period in 2018. The decrease in NIM for the three and six month periods ended June 30, 2019 is also primarily driven by higher funding costs, partially offset by higher asset yields.
Previously, the Company reported NIM on both a GAAP basis and on a fully taxable equivalent ("FTE") basis to enhance comparability. Currently, the FTE adjustment for interest income on non-taxable investments and loans is immaterial due to the decline in the federal tax rate in 2018 and the recent increases in interest expense. Therefore, FTE has not been applied, and for comparison purposes GAAP amounts are shown for all periods presented.
The following table presents the composition of the Company’s NIM for the three and six months ended June 30, 2019 and 2018.

	Average Balance		Interest Income/Expense		Average Yield/Rate
	As of and for the three months ended June 30,
AVERAGE BALANCE SHEET:	2019	2018	2019	2018	2019	2018
AVERAGE ASSETS	(In thousands)
Interest-earning assets:
Cash and investments: (1)
Taxable investment securities	$227,029	$326,482	$1,121	$1,501	1.98%	1.84%
Non-taxable investment securities	304,309	297,852	1,901	1,752	2.50%	2.35%
Mortgage-backed securities	508,033	570,845	2,706	3,049	2.13%	2.14%
Short-term investments and other	130,363	157,878	1,057	1,205	3.23%	3.03%
Total cash and investments	1,169,734	1,353,057	6,785	7,507	2.32%	2.22%
Loans: (2)
Commercial and industrial	1,091,903	974,443	11,170	9,201	4.05%	3.74%
Commercial real estate	2,506,637	2,477,634	29,953	27,387	4.73%	4.37%
Construction and land	202,609	166,736	2,559	2,011	5.00%	4.77%
Residential	3,008,753	2,775,239	25,735	22,590	3.42%	3.26%
Home equity	91,384	94,445	1,146	1,041	5.03%	4.42%
Other consumer	124,778	179,684	1,380	1,818	4.43%	4.06%
Total loans	7,026,064	6,668,181	71,943	64,048	4.07%	3.82%
Total earning assets	8,195,798	8,021,238	78,728	71,555	3.82%	3.55%
LESS: Allowance for loan losses	73,856	72,998
Cash and due from banks (non-interest bearing)	45,705	45,337
Other assets	511,859	396,744
TOTAL AVERAGE ASSETS	$8,679,506	$8,390,321
AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and NOW	$684,507	$719,159	$276	$304	0.16%	0.17%
Money market	3,226,569	3,033,306	10,476	5,543	1.30%	0.73%
Certificates of deposit	752,500	688,567	3,763	2,518	2.01%	1.47%
Total interest-bearing deposits	4,663,576	4,441,032	14,515	8,365	1.25%	0.76%
Junior subordinated debentures	106,363	106,363	1,080	1,008	4.02%	3.75%
FHLB borrowings and other	952,645	1,022,636	5,673	4,637	2.36%	1.79%
Total interest-bearing liabilities	5,722,584	5,570,031	21,268	14,010	1.48%	1.00%
Non-interest bearing demand deposits	1,926,591	1,908,037
Payables and other liabilities	238,544	122,175
Total average liabilities	7,887,719	7,600,243
Redeemable noncontrolling interests	943	14,129
Average shareholders’ equity	790,844	775,949
TOTAL AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY	$8,679,506	$8,390,321
Net interest income			$57,460	$57,545
Interest rate spread					2.34%	2.55%
Net interest margin					2.78%	2.85%
__________________

(1)	Investments classified as available-for-sale and held-to-maturity are shown in the average balance sheet at amortized cost.

(2)	Includes loans held for sale and nonaccrual loans.

	Average Balance		Interest Income/Expense		Average Yield/Rate
	As of and for the six months ended June 30,
AVERAGE BALANCE SHEET:	2019	2018	2019	2018	2019	2018
AVERAGE ASSETS	(In thousands)
Interest-earning assets:
Cash and investments: (1)
Taxable investment securities	$235,218	$330,220	$2,306	$3,011	1.92%	1.83%
Non-taxable investment securities	305,581	297,407	3,802	3,482	2.49%	2.34%
Mortgage-backed securities	514,872	579,604	5,603	6,227	2.18%	2.15%
Short-term investments and other	105,610	158,853	1,965	2,214	3.61%	2.78%
Total cash and investments	1,161,281	1,366,084	13,676	14,934	2.34%	2.19%
Loans: (2)
Commercial and industrial	1,081,092	953,940	22,150	17,661	4.08%	3.68%
Commercial real estate	2,452,824	2,459,525	58,104	53,538	4.71%	4.33%
Construction and land	206,956	168,052	5,200	3,948	5.00%	4.67%
Residential	2,990,948	2,738,980	51,280	44,356	3.43%	3.24%
Home equity	91,017	95,810	2,267	2,083	5.02%	4.39%
Other consumer	129,332	182,623	2,875	3,391	4.48%	3.74%
Total loans	6,952,169	6,598,930	141,876	124,977	4.07%	3.78%
Total earning assets	8,113,450	7,965,014	155,552	139,911	3.82%	3.50%
LESS: Allowance for loan losses	74,692	73,911
Cash and due from banks (non-interest bearing)	46,010	48,725
Other assets	502,068	408,810
TOTAL AVERAGE ASSETS	$8,586,836	$8,348,638
AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and NOW	$679,716	$718,051	$572	$519	0.17%	0.15%
Money market	3,283,891	3,086,710	20,549	9,857	1.26%	0.64%
Certificates of deposit	764,094	672,736	7,452	4,513	1.97%	1.35%
Total interest-bearing deposits	4,727,701	4,477,497	28,573	14,889	1.22%	0.67%
Junior subordinated debentures	106,363	106,363	2,201	1,854	4.17%	3.52%
FHLB borrowings and other	785,245	950,763	8,980	8,240	2.27%	1.72%
Total interest-bearing liabilities	5,619,309	5,534,623	39,754	24,983	1.42%	0.91%
Non-interest bearing demand deposits	1,950,088	1,890,184
Payables and other liabilities	236,894	126,601
Total average liabilities	7,806,291	7,551,408
Redeemable noncontrolling interests	1,619	17,644
Average shareholders’ equity	778,926	779,586
TOTAL AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY	$8,586,836	$8,348,638
Net interest income			$115,798	$114,928
Interest rate spread					2.40%	2.59%
Net interest margin					2.84%	2.87%
__________________

(1)	Investments classified as available-for-sale and held-to-maturity are shown in the average balance sheet at amortized cost.

(2)	Includes loans held for sale and nonaccrual loans.

Interest and dividend income. Total interest and dividend income for the three months ended June 30, 2019 was $78.7 million, an increase of $7.2 million, or 10%, compared to the same period in 2018. Interest and dividend income for the six months ended June 30, 2019 was $155.6 million, an increase of $15.6 million, or 11%, compared to the same period in 2018. The increase for the three and six months is primarily driven by higher yields and volumes on loans, partially offset by lower investment security volumes.
The Bank generally has interest related to nonaccrual loans that is either collected or reversed each quarter. When a loan is placed on nonaccrual, the interest income previously accrued but uncollected, is reversed which will have a negative effect on the related yield. Interest collected on loans while on nonaccrual status is generally applied to the principal balance. If a nonaccruing loan pays off, previously collected interest income that was applied to principal may be recorded as interest income if the principal balance was paid in full. Based on the net amount collected or reversed, the impact on interest income and related yields can be either positive or negative. In addition, the Bank collects prepayment penalties on certain commercial loans that pay off prior to maturity which could also impact interest income and related yields positively. The amount and timing of prepayment penalties varies from quarter to quarter.
Interest income on commercial and industrial loans for the three months ended June 30, 2019 was $11.2 million, an increase of $2.0 million, or 21%, compared to the same period in 2018. as a result of a 12% increase in the average balance and a 31 basis point increase in the average yield. For the six months ended June 30, 2019, commercial and industrial interest income was $22.2 million, an increase of $4.5 million, or 25%, compared to the same period in 2018, as a result of a 13% increase in the average balance and a 39 basis point increase in the average yield. The increases in the average balance for the three and six month periods are related to growth across all regions in which the Bank operates. The increases in the average yield for the three and six month periods are the result of increases in interest rates, specifically increases to the interest rate benchmarks to which the variable rate loans are tied.
Interest income on commercial real estate loans for the three months ended June 30, 2019 was $30.0 million, an increase of $2.6 million, or 9%, compared to the same period in 2018, as a result of a 36 basis point increase in the average yield and a 1% increase in the average balance. For the six months ended June 30, 2019, commercial real estate interest income was $58.1 million, an increase of $4.6 million, or 9%, compared to the same period in 2018, as a result of a 38 basis point increase in the average yield and the average balance remaining flat. The increases in the average yield for the three and six month periods are primarily driven by increases in interest rates, specifically increases to the interest rate benchmarks to which the variable rate loans are tied. The 1% increase in the average balance for the three month period is primarily driven by the San Francisco Bay Area market. The Company has intentionally allowed certain loans to run-off in the commercial real estate loan portfolio in Southern California to decrease exposure to retail loans.
Interest income on construction and land loans for the three months ended June 30, 2019 was $2.6 million, an increase of $0.5 million, or 27%, compared to the same period in 2018, as a result of a 22% increase in the average balance and a 23 basis point increase in the average yield. For the six months ended June 30, 2019, construction and land interest income was $5.2 million, an increase of $1.3 million, or 32%, compared to the same period in 2018, as a result of a 23% increase in the average balance and a 33 basis point increase in the average yield. The overall yields on construction and land loans fluctuate due to the short-term nature of the loans and the related impact of draws and payoffs. Due to the relatively low balances in construction and land loans, a large draw- or pay-down can result in a significant change in the overall yield depending on the interest rate of the particular loans that caused the balance changes. The increases in the average balance for the three and six month periods are driven primarily by increased utilization of existing loans in New England, partially offset by decreases in Southern California and the San Francisco Bay Area. The increase in the average yield for the three and six months is primarily driven by increases to the interest rate benchmarks to which the variable rate loans are tied.
Interest income on residential mortgage loans for the three months ended June 30, 2019 was $25.7 million, an increase of $3.1 million, or 14%, from the same period in 2018, as a result of an 8% increase in the average balance and a 16 basis point increase in the average yield. For the six months ended June 30, 2019, residential mortgage interest income was $51.3 million, an increase of $6.9 million, or 16%, compared to the same period in 2018, as a result of a 9% increase in the average balance and a 19 basis point increase in the average yield. The increases in the average balance for the three and six month periods are related to the organic growth of the residential loan portfolio across all regions in which the Bank operates. The increases in the average yield for the three and six month periods are related to higher yields on residential mortgage originations and adjustable rate mortgage (“ARM”) loans repricing at higher rates due to increases to the interest rate benchmarks to which the loans are tied.
Interest income on home equity loans for the three months ended June 30, 2019 was $1.1 million, an increase of 10% compared to the same period in 2018, as a result of a 61 basis point increase in the average yield, partially offset by a 3% decrease in the average balance. For the six months ended June 30, 2019, home equity interest income was $2.3 million, an increase of 9% compared to the same period in 2018, as a result of a 63 basis point increase in the average yield, partially offset by a 5% decrease in the average balance. The increases in the average yield for the three and six month periods are the result of increases in benchmark interest rates, while the decreases in the average balance for the three and six month periods are primarily driven by reduced demand.
Interest income on other consumer loans for the three months ended June 30, 2019 was $1.4 million, a decrease of $0.4 million, or 24%, compared to the same period in 2018, as a result of a 31% decrease in the average balance, partially offset by a 37 basis point increase in the average yield. For the six months ended June 30, 2019, other consumer interest income was $2.9 million, a decrease of $0.5 million, or 15%, compared to the same period in 2018, as a result of a 29% decrease in the average balance, partially offset by a 74 basis point increase in the average yield. The decreases in the average balance for the three and six month periods are primarily driven by reduced demand, while the increases in the average yield for the three and six month periods are the result of increases in interest rate benchmarks to which loans are tied.
Investment income for the three months ended June 30, 2019 was $6.8 million, a decrease of $0.7 million, or 10%, from the same period in 2018, as a result of a 14% decrease in the average balance, partially offset by a 10 basis point increase in the average yield. For the six months ended June 30, 2019, investment income was $13.7 million, a decrease of $1.3 million, or 8%, compared to the same period in 2018, as a result of a 15% decrease in the average balance, partially offset by a 15 basis point increase in the average yield. The decreases in the average balance for the three and six month periods are primarily due to the proceeds from maturing investment securities being utilized to pay down higher cost borrowings and to fund loan generation. The increases in the average yield for the three and six month periods are primarily due to recent purchases made at higher interest rates.
Interest expense. Total interest expense for the three months ended June 30, 2019 was $21.3 million, an increase of $7.3 million, or 52%, compared to the same period in 2018. For the six months ended June 30, 2019, total interest expense was $39.8 million, an increase of $14.8 million, or 59%, compared to the same period in 2018. The increases for the three and six month periods are primarily driven by the impact of higher interest rates on interest-bearing deposits and borrowings, and increases in the volume of interest-bearing deposits.
Interest expense on interest-bearing deposits for the three months ended June 30, 2019 was $14.5 million, an increase of $6.2 million, or 74%, compared to the same period in 2018, as a result of a 49 basis point increase in the average rate paid and a 5% increase in the average balance. For the six months ended June 30, 2019, interest expense on interest-bearing deposits was $28.6 million, an increase of $13.7 million, or 92%, compared to the same period in 2018, as a result of a 55 basis point increase in the average rate paid and a 6% increase in the average balance. The increases for the three and six month periods in the average rate paid on deposits are driven primarily by increases in the rates paid for certificates of deposit and money market demand accounts as benchmark interest rates have increased. The increases for the three and six month periods in the average balance for interest-bearing deposits are primarily driven by corporate client balances across all regions.
Interest paid on non-deposit interest-bearing liabilities for the three months ended June 30, 2019 was $6.8 million, an increase of $1.1 million, or 20%, compared to the same period in 2018, as a result of a 57 basis point increase in the average rate paid on FHLB borrowings and other borrowings and a 27 basis point increase in the average rate paid on junior subordinated debentures, partially offset by a 7% decrease in the average balance of FHLB borrowings and other borrowings. For the six months ended June 30, 2019, interest paid on non-deposit interest-bearing liabilities was $11.2 million, an increase of $1.1 million, or 11%, compared to the same period in 2018, as a result of a 55 basis point increase in the average rate paid on FHLB borrowings and other borrowings, partially offset by a 17% decrease in the average balance of FHLB borrowings and other borrowings, and a 65 basis point increase in the average rate paid on junior subordinated debentures. The increases for the three and six month periods in the average rate paid on non-deposit interest-bearing liabilities are primarily driven by the increases in benchmark interest rates to which the instruments are tied. The decreases for the three and six month periods in the average balance for non-deposit interest-bearing deposits are primarily driven by decreased FHLB borrowings.
Provision/ (credit) for loan losses. The Company recorded a provision for loan losses of $1.4 million for the three months ended June 30, 2019, compared to a provision for loan losses of $0.5 million for the same period in 2018. For the six months ended June 30, 2019, the Company recorded a credit to the provision for loan losses of $0.1 million, compared to a credit to the provision for loan losses of $1.3 million for the same period in 2018. The provision for loan losses in the second quarter of 2019 was primarily driven by an increase in loan balances and an increase in criticized & classified loans, partially offset by improved loss rates.
The provision/ (credit) for loan losses is determined as a result of the required level of the allowance for loan losses, estimated by management, which reflects the inherent risk of loss in the loan portfolio as of the balance sheet dates. The Bank incorporates both quantitative and qualitative loss factors to determine the appropriate level of the allowance for loan losses. Quantitative loss factors are based on historical net charge-offs by loan portfolio. Qualitative factors are estimated by management and include trends in problem loans, economic and business conditions, strength of management, real estate collateral values, and underwriting standards. For further details, see “Loan Portfolio and Credit Quality” below.
Fees and other income

	Three months ended June 30,		$ Change	% Change	Six months ended June 30,		$ Change	% Change
	2019	2018			2019	2018
	(In thousands)
Investment management fees	$2,455	$4,227	$(1,772)	(42)%	$5,105	$15,652	$(10,547)	(67)%
Wealth advisory fees	8,141	13,693	(5,552)	(41)%	16,306	27,205	(10,899)	(40)%
Wealth management and trust fees	10,771	11,169	(398)	(4)%	21,664	23,320	(1,656)	(7)%
Other banking fee income	2,867	2,745	122	4%	5,366	5,018	348	7%
Gain on sale of loans, net	58	63	(5)	(8)%	131	137	(6)	(4)%
Total core fees and income	24,292	31,897	(7,605)	(24)%	48,572	71,332	(22,760)	(32)%
Total other income	88	198	(110)	(56)%	1,056	506	550	nm
Total fees and other income	$24,380	$32,095	$(7,715)	(24)%	$49,628	$71,838	$(22,210)	(31)%
_____________________
nm = not meaningful
Total fees and other income for the three months ended June 30, 2019 decreased $7.7 million, or 24%, compared to the same period in 2018. Total fees and other income for the six months ended June 30, 2019 decreased $22.2 million, or 31%, compared to the same period in 2018. The decreases for the three and six month periods in total fees and other income are primarily driven by the decreases in wealth advisory fees and investment management fees as a result of the divestiture of BOS in the fourth quarter of 2018, and the divestiture of Anchor in the second quarter of 2018.

•
AUM managed or advised by the Affiliate Partners was $8.6 billion at June 30, 2019, a decrease of $5.0 billion, compared to June 30, 2018. The decrease is primarily driven by the impact of the divestiture of BOS in 2018, and net outflows of $0.7 billion, partially offset by favorable market returns of $0.2 billion for the twelve months ended June 30, 2019.

•
AUM managed or advised by Boston Private Wealth was $7.6 billion at June 30, 2019, a decrease of $0.2 billion, or 2%, compared to June 30, 2018. The decrease is primarily driven by net outflows of $0.4 billion, partially offset by favorable market returns of $0.2 billion for the twelve months ended June 30, 2019.

•
Other banking fee income for the three months ended June 30, 2019 increased $0.1 million, or 4%, compared to the same period in 2018. Other banking fee income for the six months ended June 30, 2019 increased $0.3 million, or 7%, compared to the same period in 2018. The increases for the three and six month periods are primarily driven by increases in swap fee income reflecting higher client demand for loan swap agreements.

Operating Expense

	Three months ended June 30,		$ Change	% Change	Six months ended June 30,		$ Change	% Change
	2019	2018			2019	2018
	(In thousands)
Salaries and employee benefits	$32,706	$39,433	$(6,727)	(17)%	$68,432	$86,517	$(18,085)	(21)%
Occupancy and equipment	7,852	8,229	(377)	(5)%	16,200	15,977	223	1%
Professional services	3,313	2,872	441	15%	6,873	6,049	824	14%
Marketing and business development	1,934	2,070	(136)	(7)%	3,019	3,663	(644)	(18)%
Information systems	5,137	6,770	(1,633)	(24)%	10,997	12,656	(1,659)	(13)%
Amortization of intangibles	672	749	(77)	(10)%	1,344	1,499	(155)	(10)%
FDIC insurance	585	708	(123)	(17)%	1,245	1,452	(207)	(14)%
Restructuring	—	—	—	nm	1,646	—	1,646	nm
Other	3,460	3,553	(93)	(3)%	6,456	7,428	(972)	(13)%
Total operating expense	$55,659	$64,384	$(8,725)	(14)%	$116,212	$135,241	$(19,029)	(14)%

_____________________
nm = not meaningful
Total operating expense for the three months ended June 30, 2019 decreased $8.7 million, or 14%, compared to the same period in 2018 and total operating expense for the six months ended June 30, 2019 decreased $19.0 million, or 14%, compared to the same period in 2018, primarily due to the divestitures of Anchor and BOS, and the impact of efficiency initiatives, partially offset by a restructuring expense.

•
Salaries and employee benefits expense decreased for the three and six months ended June 30, 2019 compared to the same periods of 2018, primarily due to the divestitures of Anchor and BOS in the second and fourth quarters of 2018, respectively. The Company also realized further cost savings as a result of a previously announced efficiency program.

•
Professional services expense for the three and six months ended June 30, 2019 increased compared to the same periods in 2018, primarily due to information technology consulting costs, partially offset by the divestitures of Anchor and BOS.

•
Marketing and business development expense for the three and six months ended June 30, 2019 decreased compared to the same periods in 2018, primarily driven by the divestitures of Anchor and BOS as well as the timing of general Company strategy and marketing campaigns.

•
Information systems expense for the three and six months ended June 30, 2019 decreased compared to the same periods in 2018, primarily due to the divestitures of Anchor and BOS as well as realized savings from telecommunication services and data processing contract renegotiations.

•
Restructuring expense increased for the three and six months ended June 30, 2019, compared to the same periods in 2018, as the Company incurred a restructuring charge of $1.6 million due to severance of executives in the first quarter of 2019.

•	Other expense for the six months ended June 30, 2019 decreased compared to the same period in 2018, primarily due to the divestitures of Anchor and BOS.
Income Tax Expense. Income tax expense for continuing operations for the six months ended June 30, 2019 was $10.3 million. The effective tax rate for continuing operations for the six months ended June 30, 2019 was 20.9%, compared to an effective tax rate of 44.3% for the same period of 2018. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 9: Income Taxes” for further detail.

Financial Condition

Condensed Consolidated Balance Sheets and Discussion

	June 30, 2019	December 31, 2018	Increase/ (decrease)	% Change
	(In thousands)
Assets:
Total cash and investments	$1,170,514	$1,255,253	$(84,739)	(7)%
Loans held for sale	3,640	2,812	828	29%
Total loans	7,080,260	6,893,158	187,102	3%
Less: Allowance for loan losses	75,067	75,312	(245)	—%
Net loans	7,005,193	6,817,846	187,347	3%
Goodwill and intangible assets, net	68,491	69,834	(1,343)	(2)%
Right-of-use assets	110,880	—	110,880	nm
Total other assets	354,155	348,880	5,275	2%
Total assets	$8,712,873	$8,494,625	$218,248	3%
Liabilities and Equity:
Deposits	$6,437,963	$6,781,170	$(343,207)	(5)%
Total borrowings	1,223,803	813,435	410,368	50%
Lease liabilities	126,740	—	126,740	nm
Total other liabilities	124,370	143,540	(19,170)	(13)%
Total liabilities	7,912,876	7,738,145	174,731	2%
Redeemable noncontrolling interests (“RNCI”)	1,786	2,526	(740)	(29)%
Total shareholders’ equity	798,211	753,954	44,257	6%
Total liabilities, RNCI and shareholders’ equity	$8,712,873	$8,494,625	$218,248	3%
_____________________
nm = not meaningful
Total assets. Total assets increased $218.2 million, or 3%, to $8.7 billion at June 30, 2019 from $8.5 billion at December 31, 2018, primarily driven by an increase in total loans and right-of-use assets, partially offset by a decrease in total cash and investments.
Total cash and investments. Total cash and investments (consisting of cash and cash equivalents, investment securities available-for-sale, investment securities held-to-maturity, equity securities at fair value, and stock in the FHLB and Federal Reserve Bank) decreased $84.7 million, or 7%, from December 31, 2018. The decrease on a point-in-time basis was primarily driven by a decrease of $61.5 million in cash and a decrease of $38.4 million in investment securities and equity securities, partially offset by an increase in stock at the FHLB and Federal Reserve Bank. The Company utilized cash and proceeds from maturing investment securities to fund loan growth. Total cash and investments represent 13% of total assets at June 30, 2019 and 15% of total assets at December 31, 2018.
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
Investment maturities, redemptions, principal payments, and sales of securities, if any, net of purchases, provided $65.4 million of cash proceeds during the six months ended June 30, 2019, compared to $64.0 million in the same period in 2018. The Company used these cash proceeds primarily to fund loan growth. The timing of sales and reinvestments is based on various factors, including management’s evaluation of interest rate trends, credit risk, and the Company’s liquidity. The Company’s available-for-sale investment portfolio carried a total of $11.6 million of unrealized gains and $5.4 million of unrealized losses at June 30, 2019, compared to $2.4 million of unrealized gains and $27.1 million of unrealized losses at December 31, 2018.

No impairment losses were recognized through earnings related to investment securities during the six months ended June 30, 2019 and 2018. The Company does not consider these investments other-than-temporarily impaired as the decline in fair value on investments is primarily attributed to changes in interest rates and not due to credit quality or other risk factors.
Additionally, at June 30, 2019 and December 31, 2018, the Company held $54.5 million and $70.4 million, respectively, of held-to-maturity securities at amortized cost. All of the held-to-maturity securities held at June 30, 2019 were mortgage-backed securities guaranteed by the U.S. government, U.S. government agencies, or government-sponsored entities.
See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 4: Investments” for further details of the Company’s investment securities.
Loans held for sale. Loans held for sale at June 30, 2019 increased $0.8 million, or 29%, compared to the balance at December 31, 2018. The balance of loans held for sale usually relates to the timing and volume of residential loans originated for sale and the ultimate sale transaction which is typically executed within a short time following the loan origination. From time to time, the Company may also sell loans that have been held in the loan portfolio. The sale of such loans may improve the Bank’s liquidity and capital position or may provide the Bank additional flexibility for more profitable and strategic future lending opportunities.
Goodwill and intangible assets, net. Goodwill and intangible assets, net at June 30, 2019 decreased $1.3 million, or 2%, compared to the balance at December 31, 2018 due to amortization of intangible assets. There was no change to goodwill during the six months ended June 30, 2019.
Goodwill and indefinite-lived intangible assets, such as trade names, are subject to annual impairment tests, or more frequently, if there is indication of impairment, based on guidance in ASC 350, Intangibles-Goodwill and Other (“ASC 350”). Long-lived intangible assets such as advisory contracts are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable in accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”).
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
Right-of-use assets. Total ROU assets at June 30, 2019 increased $110.9 million compared to the balance at December 31, 2018. Upon adoption of the new lease accounting standard, ASU 2016-02, the Company recognized approximately $108 million of ROU assets on the face of the consolidated balance sheet as of January 1, 2019. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 14: Lease Accounting” for further details of the Company’s leases.
Total other assets. Total other assets, as presented in the table above, consists of the following line items from the consolidated balance sheet: OREO, if any; premises and equipment, net; fees receivable; accrued interest receivable; deferred income taxes, net; and other assets. Total other assets at June 30, 2019 increased $5.3 million, or 2%, compared to the balance at December 31, 2018. These changes resulted from the following factors:

•
Other assets, which consist primarily of BOLI, investment in partnerships, prepaid expenses, the fair value of interest rate derivatives, and other receivables increased $19.7 million, or 8%, to $266.7 million at June 30, 2019 from $247.0 million at December 31, 2018. The increase was primarily driven by an increase in the market value adjustment on derivative assets.

•
Deferred income taxes, net, decreased $9.5 million, or 35%, to $17.2 million at June 30, 2019 from $26.6 million at December 31, 2018. The decrease was primarily due to the tax effect of unrealized gains on securities available-for-sale at June 30, 2019 compared to the tax effect of unrealized losses on securities available-for-sale at December 31, 2018.

•
Premises and equipment, net, decreased $5.2 million, or 11%, to $40.2 million at June 30, 2019 from $45.4 million at December 31, 2018. The decrease is related to the timing of new purchases, primarily related to the Company's information technology initiatives as well as leasehold improvements.

Deposits. Deposits at June 30, 2019 decreased $343.2 million, or 5%, compared to the balance at December 31, 2018. Average total deposits for the three months ended June 30, 2019 increased 4% from the same period in 2018 as shown in the average balance sheet. For further details, see “Results of Operations” above.

Deposits are the principal source of the Bank’s funds for use in lending, investments, and liquidity. Deposit levels can fluctuate from quarter to quarter as a result of large short-term transactions by commercial clients. Seasonality can also affect the deposit balances.
As a general matter, deposits are a cheaper source of funds than borrowings, because interest rates paid for deposits are typically less than interest rates charged for borrowings. If, as a result of general economic conditions, market interest rates, competitive pressures, or otherwise, the amount of deposits at the Bank decreases, the Bank may be limited in its ability to grow its loan portfolio or may have to rely more heavily on higher cost borrowings as a source of funds in the future.
The following table presents the composition of the Company’s deposits at June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Balance	as a % of total	Balance	as a % of total
	(In thousands)
Demand deposits (non-interest bearing)	$1,854,091	29%	$1,951,274	29%
NOW (1)	563,130	9%	626,686	9%
Savings	68,036	1%	73,834	1%
Money market (1)	3,228,608	50%	3,338,891	49%
Certificates of deposit less than $100,000 (1)	195,266	3%	265,883	4%
Certificates of deposit $100,000 to $250,000	105,292	2%	98,120	2%
Certificates of deposit more than $250,000	423,540	6%	426,482	6%
Total deposits	$6,437,963	100%	$6,781,170	100%
_____________________

(1)	Includes brokered deposits of $404.9 million and $541.1 million at June 30, 2019 and December 31, 2018, respectively.
Total borrowings. Total borrowings (consisting of securities sold under agreements to repurchase; federal funds purchased; FHLB borrowings; and junior subordinated debentures) at June 30, 2019 increased $410.4 million, or 50%, compared to the balance at December 31, 2018, primarily driven by an increase in FHLB borrowings, partially offset by a decrease in federal funds purchased. As described below, total borrowings increased primarily to fund loans as deposit balances decreased during the same period.

•
FHLB borrowings increased $499.9 million to $920.1 million at June 30, 2019 from $420.1 million at December 31, 2018. The increase was primarily due to seasonal deposit outflows and asset liability management considerations to reduce the outstanding balance of overnight federal funds purchased with term FHLB borrowings. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth and to manage interest rate risk, but can also be used as an additional source of liquidity for the Bank.

•
From time to time, the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. At June 30, 2019, the Company had $135.0 million federal funds purchased outstanding compared to $250.0 million at December 31, 2018.

•
Repurchase agreements increased $25.4 million, or 69%, to $62.4 million at June 30, 2019 from $36.9 million at December 31, 2018. Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature.

Lease liabilities. Lease liabilities at June 30, 2019 increased $126.7 million compared to the balance at December 31, 2018. Upon adoption of the new lease accounting standard discussed above, the Company recognized approximately $124 million of lease liabilities on the face of the consolidated balance sheet as of January 1, 2019. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 14: Lease Accounting” for further details of the Company’s leases.

Total other liabilities. Total other liabilities, which consist primarily of accrued interest, accrued employee benefits, interest rate derivatives, the unfunded portion of partnership investment commitments, and other accrued expenses, at June 30, 2019 decreased $19.2 million, or 13%, compared to the balance at December 31, 2018. The decrease was primarily driven by the payment of accrued variable compensation, bonuses, and employee benefits in the first quarter of 2019 that had been accrued for at December 31, 2018.

Loan Portfolio and Credit Quality
Loans. Total loans increased $187.1 million, or 3%, to $7.1 billion, or 81% of total assets, at June 30, 2019, from $6.9 billion, or 81% of total assets, at December 31, 2018. The following table presents a summary of the loan portfolio based on the portfolio segment and changes in balances as of the dates indicated:

	June 30, 2019	December 31, 2018	$ Change	% Change
	(In thousands)
Commercial and industrial	$656,186	$623,037	$33,149	5%
Commercial tax-exempt	450,307	451,671	(1,364)	—%
Total commercial and industrial	1,106,493	1,074,708	31,785	3%
Commercial real estate	2,530,556	2,395,692	134,864	6%
Construction and land	200,378	240,306	(39,928)	(17)%
Residential	3,025,758	2,948,973	76,785	3%
Home equity	89,930	90,421	(491)	(1)%
Consumer and other	127,145	143,058	(15,913)	(11)%
Total loans	$7,080,260	$6,893,158	$187,102	3%

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
The Bank’s commercial real estate loan portfolio, the largest portfolio segment after residential, includes loans secured by the following types of collateral as of the dates indicated:

	June 30, 2019	December 31, 2018
	(In thousands)
Multifamily and residential investment	$872,505	$687,395
Retail	643,606	635,222
Office and medical	516,822	543,697
Manufacturing, industrial, and warehouse	185,108	193,472
Hospitality	148,604	187,132
Other	163,911	148,774
Total commercial real estate loans	$2,530,556	$2,395,692

Geographic concentration. The following tables present the Company’s outstanding loan balance concentrations at the dates indicated based on the location of the regional offices to which they are attributed.

	As of June 30, 2019
	New England		San Francisco Bay Area		Southern California		Total
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
Commercial and industrial	$524,319	7%	$41,131	1%	$90,736	1%	$656,186	9%
Commercial tax-exempt	343,359	5%	95,825	1%	11,123	—%	450,307	6%
Commercial real estate	1,071,073	15%	770,312	11%	689,171	10%	2,530,556	36%
Construction and land	144,986	2%	24,725	1%	30,667	—%	200,378	3%
Residential	1,708,501	24%	574,937	8%	742,320	11%	3,025,758	43%
Home equity	58,806	1%	19,232	—%	11,892	—%	89,930	1%
Consumer and other	106,177	2%	12,279	—%	8,689	—%	127,145	2%
Total loans (1)	$3,957,221	56%	$1,538,441	22%	$1,584,598	22%	$7,080,260	100%

	As of December 31, 2018
	New England		San Francisco Bay Area		Southern California		Total
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
Commercial and industrial	$503,201	7%	$43,702	1%	$76,134	1%	$623,037	9%
Commercial tax-exempt	344,079	5%	96,387	2%	11,205	—%	451,671	7%
Commercial real estate	1,022,061	15%	714,449	10%	659,182	10%	2,395,692	35%
Construction and land	153,929	2%	41,516	—%	44,861	1%	240,306	3%
Residential	1,689,318	25%	559,578	8%	700,077	10%	2,948,973	43%
Home equity	57,617	1%	19,722	—%	13,082	—%	90,421	1%
Consumer and other	120,402	2%	12,663	—%	9,993	—%	143,058	2%
Total loans (1)	$3,890,607	57%	$1,488,017	21%	$1,514,534	22%	$6,893,158	100%
________________________

(1)	Regional percentage totals may not reconcile due to rounding.
Allowance for loan losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and totaled $75.1 million and $75.3 million as of June 30, 2019 and December 31, 2018, respectively.
The allowance for loan losses decreased $0.2 million to $75.1 million, or 1.06% of total loans, as of June 30, 2019 from $75.3 million, or 1.09% of total loans, as of December 31, 2018. The decrease in the overall allowance for loan losses was primarily due to a decline in criticized loans, and net changes to loss factors, partially offset by the mix in the loan portfolio. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 7: Allowance for Loan Losses” for an analysis of the Company’s allowance for loan losses.
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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net loans (charged-off)/ recovered:
New England	$31	$(73)	$253	$(358)
San Francisco Bay Area	20	91	38	158
Southern California	(161)	95	(473)	264
Total net loans (charged-off)/ recovered	$(110)	$113	$(182)	$64
There were $0.1 million in net charge-offs recorded in the second quarter of 2019 compared to $0.1 million of net recoveries for the same period of 2018.
Nonperforming assets. The Company’s nonperforming assets include nonaccrual loans and OREO, if any. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of deeds in lieu of foreclosure. As of June 30, 2019, nonperforming assets totaled $17.2 million, or 0.20% of total assets, an increase of $2.7 million, or 19%, compared to $14.5 million, or 0.17% of total assets, as of December 31, 2018.
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest in accordance with the contractual terms of the loan agreement is in doubt. Despite a loan having a current payment status, if the Bank has reason to believe it may not collect all principal and interest on the loan in accordance with the related contractual terms, the Bank will generally discontinue the accrual of interest income and will apply any future interest payments received to principal. Of the $17.2 million of loans on nonaccrual status as of June 30, 2019, $5.8 million, or 34%, had a current payment status, $3.4 million, or 20%, were 30-89 days past due, and $8.0 million, or 46%, were 90 days or more past due. Of the $14.1 million of loans on nonaccrual status as of December 31, 2018, $3.6 million, or 26%, had a current payment status, $0.8 million, or 5%, were 30-89 days past due, and $9.7 million, or 69%, were 90 days or more past due.
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
Delinquencies. The past due status of a loan is determined in accordance with its contractual repayment terms. All loan types are reported past due when one scheduled payment is due and unpaid for 30 days or more. Loans 30-89 days past due decreased $19.9 million, or 89%, to $2.4 million as of June 30, 2019 from $22.3 million as of December 31, 2018. Loan delinquencies can be attributed to many factors, such as continuing weakness in, or deteriorating, economic conditions in the region in which the collateral is located, the loss of a tenant or lower lease rates for commercial borrowers, or the loss of income for consumers and the resulting liquidity impacts on the borrowers. Further deterioration in the credit condition of these delinquent loans could lead to the loans going to nonaccrual status and/or being downgraded. Downgrades would generally result in additional provision for loan losses. Past due loans may be included with accruing substandard loans.
In certain instances, although very infrequently, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There was one loan 90 days or more past due, but still accruing, for $0.9 million, as of June 30, 2019 and no loans 90 days or more past due, but still accruing, as of December 31, 2018.
Impaired Loans. Impaired loans individually evaluated for impairment in the allowance for loan losses totaled $20.8 million as of June 30, 2019, an increase of $5.2 million, or 33%, compared to $15.6 million as of December 31, 2018. As of June 30, 2019, $1.5 million of the individually evaluated impaired loans had $0.2 million in specific reserve allocations. The remaining $19.3 million of individually evaluated impaired loans did not have specific reserve allocations due to the adequacy of collateral, prior charge-offs taken, interest collected and applied to principal, or a combination of these items. As of December 31, 2018, $4.2 million of individually evaluated impaired loans had $1.2 million in specific reserve allocations, and the remaining $11.4 million of individually evaluated impaired loans did not have specific reserve allocations.

The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. As of June 30, 2019 and December 31, 2018, TDRs totaled $10.6 million and $8.0 million, respectively. As of June 30, 2019, $6.9 million of the $10.6 million in TDRs were on accrual status. As of December 31, 2018, $3.8 million of the $8.0 million in TDRs were on accrual status.
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
As of June 30, 2019, the Bank has identified $53.9 million in potential problem loans, a decrease of $0.2 million, or less than 1% compared to $54.1 million as of December 31, 2018. Numerous factors impact the level of potential problem loans, including economic conditions and real estate values. These factors affect the borrower’s liquidity and, in some cases, the borrower’s ability to comply with loan covenants such as debt service coverage. For instance, when there is a loss of a major tenant in a commercial real estate building, the appraised value of the building generally declines. Loans may be downgraded when this occurs as a result of the additional risk to the borrower in obtaining a new tenant in a timely manner and negotiating a lease with similar or better terms than the previous tenant. In many cases, these loans are still current and paying as agreed, although future performance may be impacted.
The following table presents a rollforward of nonaccrual loans for the three and six months ended June 30, 2019 and 2018:

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
Nonaccrual loans, beginning of period	$12,019	$16,380	$14,057	$14,295
Transfers in to nonaccrual status	5,911	680	6,258	4,918
Transfers out to OREO	—	(108)	—	(108)
Transfers out to accrual status	(171)	(905)	(204)	(1,792)
Charge-offs	(195)	(140)	(759)	(514)
Paid off/ paid down	(409)	(256)	(2,197)	(1,148)
Nonaccrual loans, end of period	$17,155	$15,651	$17,155	$15,651

The following table presents a summary of credit quality by geography, based on the location of the regional offices:

	June 30, 2019	December 31, 2018
	(In thousands)
Nonaccrual loans:
New England	$8,837	$6,728
San Francisco Bay Area	2,644	2,488
Southern California	5,674	4,841
Total nonaccrual loans	$17,155	$14,057
Loans 30-89 days past due and accruing:
New England	$1,747	$15,961
San Francisco Bay Area	6	2,246
Southern California	681	4,092
Total loans 30-89 days past due (1)	$2,434	$22,299
Accruing classified loans: (2)
New England	$13,012	$10,392
San Francisco Bay Area	25,957	24,584
Southern California	14,914	19,119
Total accruing classified loans	$53,883	$54,095
___________________

(1)	In addition, there was one loan that was 90+ days past due and accruing, a New England loan for $0.9 million. This loan paid off in July 2019.
(2) Accruing Classified includes both Substandard and Doubtful classifications.

The following table presents a summary of credit quality by loan type. The loan type assigned to the credit quality data is based on the purpose of the loan.

	June 30, 2019	December 31, 2018
	(In thousands)
Nonaccrual loans:
Commercial and industrial	$1,567	$2,554
Commercial tax-exempt	—	—
Commercial real estate	—	546
Construction and land	—	—
Residential	12,572	7,914
Home equity	3,004	3,031
Consumer and other	12	12
Total nonaccrual loans	$17,155	$14,057
Loans 30-89 days past due and accruing:
Commercial and industrial	$251	$9,794
Commercial tax-exempt	—	—
Commercial real estate	982	—
Construction and land	—	—
Residential	334	6,843
Home equity	—	602
Consumer and other	867	5,060
Total loans 30-89 days past due (1)	$2,434	$22,299
Accruing classified loans: (2)
Commercial and industrial	$23,037	$22,992
Commercial tax-exempt	4,051	4,051
Commercial real estate	23,795	27,052
Construction and land	—	—
Residential	3,000	—
Home equity	—	—
Consumer and other	—	—
Total accruing classified loans	$53,883	$54,095
___________________

(1)	In addition, there was one loan that was 90+ days past due and accruing, a residential loan for $0.9 million. This loan paid off in July 2019.
(2) Accruing Classified includes both Substandard and Doubtful classifications.

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

The following table presents certain liquidity measurements as of the dates indicated:

	June 30, 2019	December 31, 2018	$ Change	% Change
	(In thousands)
Cash and cash equivalents	$65,756	$127,259	$(61,503)	(48)%
Investment securities available-for-sale	966,731	994,065	(27,334)	(3)%
Equity securities at fair value	19,092	14,228	4,864	34%
LESS: Securities pledged against current borrowings and derivatives	(104,443)	(44,022)	(60,421)	nm
Cash and investments	$947,136	$1,091,530	$(144,394)	(13)%
As a percent of assets	11%	13%

Access to additional FHLB borrowings	918,184	1,405,083	(486,899)	(35)%
Total liquidity	$1,865,320	$2,496,613	$(631,293)	(25)%
As a percent of assets	21%	29%
As a percent of deposits	29%	37%
_____________________
nm = not meaningful
At June 30, 2019, the Company’s cash and cash equivalents amounted to $65.8 million. The Holding Company’s cash and cash equivalents amounted to $46.3 million at June 30, 2019. Management believes that the Holding Company and its affiliates, including the Bank, have adequate liquidity to meet their commitments for the foreseeable future.
Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At June 30, 2019, consolidated cash and cash equivalents, investment securities available-for-sale and equity securities at fair value, less securities pledged against current borrowings and derivatives, amounted to $0.9 billion, or 11% of total assets, compared to $1.1 billion, or 13% of total assets, at December 31, 2018. Future loan growth may depend upon the Company’s ability to grow its core deposit levels. In addition, the Company has access to available borrowings through the FHLB totaling $0.9 billion at June 30, 2019 and $1.4 billion at December 31, 2018. Combined, this liquidity totals $1.9 billion, or 21% of assets and 29% of deposits, as of June 30, 2019, compared to $2.5 billion, or 29% of assets and 37% of deposits, at December 31, 2018.
The Bank has various internal policies and guidelines regarding liquidity, both on- and off-balance sheet, loans to deposits ratio, and limits on the use of wholesale funds. These policies and/or guidelines require certain minimum or maximum balances or ratios be maintained at all times. In light of the provisions in the Bank’s internal liquidity policies and guidelines, the Bank will carefully manage the amount and timing of future loan growth along with its relevant liquidity policies and balance sheet guidelines. As a general matter, deposits are a cheaper source of funds than borrowings, because interest rates paid for deposits are typically less than interest rates charged for borrowings. If, as a result of general economic conditions, market interest rates, competitive pressures, or otherwise, the balance of deposits at the Bank approaches or exceeds internal policies and/or guidelines, the Bank may be limited in its ability to grow its loan portfolio, may rely more heavily on higher cost borrowings as a source of funds, or consider loan sales in the future.
Holding Company Liquidity. The Company and the Company’s majority-owned affiliate, DGHM, hold put and call options that would require the Company to purchase (and the noncontrolling interest owner of the majority-owned affiliate to sell) the remaining noncontrolling interest in DGHM at either a contractually predetermined fair value, a multiple of EBITDA, or fair value, as determined by the agreement. At June 30, 2019, the estimated maximum redemption value for DGHM related to outstanding put options was $1.8 million, all of which could be redeemed within the next 12 months, under certain circumstances, and is classified on the consolidated balance sheets as redeemable noncontrolling interests. These put and call options are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data - Note 14: Noncontrolling Interests” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Although not a primary source of funds, the Holding Company has generated liquidity from the sale of affiliates in the past. Additional funds were generated at the time of the Anchor sale which closed in April 2018 and the BOS sale which closed in December 2018. As part of the sale agreements for both Anchor and BOS, the Company expects to receive future contingent payments that have estimated present values of $13.0 million and $13.2 million at June 30, 2019, respectively.

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
The Company is required to pay interest quarterly on its junior subordinated debentures. The estimated cash outlay for the remaining six months of 2019 for the interest payments is approximately $2.0 million based on the debt outstanding at June 30, 2019 and estimated LIBOR. LIBOR is expected to be phased out as an index by the end of 2021. The Company will need to negotiate an alternative benchmark rate to be used at the time.
The Company presently plans to pay cash dividends on its common stock on a quarterly basis dependent upon a number of factors such as profitability, Holding Company liquidity, and the Company’s capital levels. However, the ultimate declaration of dividends by the Board of Directors of the Company will depend on consideration of, among other things, recent financial trends and internal forecasts, regulatory limitations, alternative uses of capital deployment, general economic conditions, and regulatory changes to capital requirements. Additionally, the Company is required to inform and consult with the Federal Reserve in advance of declaring a dividend that exceeds earnings for the period for which the dividend is being paid. Based on the current quarterly dividend rate of $0.12 per share, as announced by the Company on July 24, 2019, and estimated shares outstanding, the Company estimates that the amount to be paid out for dividends to common shareholders in the remaining six months of 2019 will be approximately $19.9 million. The estimated dividend payments in 2019 could increase or decrease if the Company’s Board of Directors votes to increase or decrease, respectively, the current dividend rate, and/or the number of shares outstanding changes significantly.
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
From time to time, the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. At June 30, 2019, the Bank had unused federal fund lines of credit totaling $405.0 million, compared to $465.0 million at December 31, 2018, with correspondent institutions to provide it with immediate access to overnight borrowings. At June 30, 2019, the Bank had $125.0 million outstanding borrowings under the federal funds lines with these correspondent institutions along with an additional $10.0 million of outstanding borrowings under federal funds lines with the FHLB. At December 31, 2018, the Bank had $100.0 million outstanding borrowings under the federal funds lines with these correspondent institutions along with an additional $150.0 million of outstanding borrowings under federal funds lines with the FHLB. Certain liquidity sources, such as federal funds lines, may be withdrawn by the correspondent bank at any time especially in the event of financial deterioration of the institution.
The Bank has negotiated brokered deposit agreements with several institutions that have nationwide distribution capabilities. The Bank participates in deposit placement services that can be used to provide customers to expanded deposit insurance coverage. At June 30, 2019, the Bank had $404.9 million of brokered deposits outstanding under these agreements, compared to $541.1 million at December 31, 2018.

If the Bank is no longer able to utilize the FHLB for borrowing, collateral currently used for FHLB borrowings could be transferred to other facilities such as the FRB’s discount window. In addition, the Bank could increase its usage of brokered deposits. Other borrowing arrangements may have higher rates than the FHLB would typically charge.

Capital Resources
Total shareholders’ equity at June 30, 2019 was $798.2 million, compared to $754.0 million at December 31, 2018, an increase of $44.3 million. The increase in shareholders’ equity was primarily the result of net income attributable to the Company and the change in accumulated other comprehensive income, partially offset by dividends paid to common shareholders.
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
The following table presents the Company’s and the Bank’s regulatory capital and related ratios as of June 30, 2019 and December 31, 2018. Also presented are the minimum requirements established by the Federal Reserve and the FDIC as of those dates for the Company and the Bank, respectively, to meet applicable capital requirements and the requirements of the FDIC as of those dates for the Bank to be considered “well capitalized” under all regulatory definitions. The Federal Reserve and the Massachusetts Division of Banks may impose higher capital ratios than those listed below based upon the results of regulatory exams.

	Actual		For capital adequacy purposes (at least)		To be well capitalized under prompt corrective action provisions (at least)		Minimum capital ratio with capital conservation buffer (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Ratio
	(In thousands)
As of June 30, 2019
Common equity tier 1 risk-based capital
Company	$726,872	11.20%	$292,103	4.5%	n/a	n/a	7.0%
Boston Private Bank	768,435	11.92	290,126	4.5	$419,072	6.5%	7.0
Tier 1 risk-based capital
Company	827,299	12.74	389,471	6.0	n/a	n/a	8.5
Boston Private Bank	768,435	11.92	386,835	6.0	515,780	8.0	8.5
Total risk-based capital
Company	903,675	13.92	519,295	8.0	n/a	n/a	10.5
Boston Private Bank	844,665	13.10	515,780	8.0	644,725	10.0	10.5
Tier 1 leverage capital
Company	827,299	9.60	344,712	4.0	n/a	n/a	4.0
Boston Private Bank	768,435	8.99	341,973	4.0	427,467	5.0	4.0

As of December 31, 2018
Common equity tier 1 risk-based capital
Company	$702,728	11.40%	$277,275	4.5%	n/a	n/a	7.0%
Boston Private Bank	745,051	12.13	276,352	4.5	$399,175	6.5%	7.0
Tier 1 risk-based capital
Company	803,311	13.04	369,701	6.0	n/a	n/a	8.5
Boston Private Bank	745,051	12.13	368,469	6.0	491,292	8.0	8.5
Total risk-based capital
Company	879,927	14.28	492,934	8.0	n/a	n/a	10.5
Boston Private Bank	821,584	13.38	491,292	8.0	614,115	10.0	10.5
Tier 1 leverage capital
Company	803,311	9.54	336,648	4.0	n/a	n/a	4.0
Boston Private Bank	745,051	8.92	334,029	4.0	417,537	5.0	4.0
____________________

(1)	Required capital ratios with the fully phased-in capital conservation buffer added to the minimum risk-based capital ratios. The fully phased-in ratios are effective for 2019.
The Company has sponsored the creation of two statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. In accordance with ASC 810-10-55, Consolidation - Overall - Implementation Guidance and Illustrations - Variable Interest Entities, these statutory trusts created by the Company are not consolidated into the Company’s financial statements; however, the Company reflects the amounts of junior subordinated debentures payable to the preferred stockholders of statutory trusts as debt in its financial statements. As of both June 30, 2019 and December 31, 2018, all $100.0 million of the net balance of these trust preferred securities qualified as Tier 1 capital.

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
Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of June 30, 2019 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries, was made known to the certifying officers by others within the Company and its consolidated subsidiaries in the reports that it files or submits under the Exchange Act and is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. On a quarterly basis, the Company evaluates the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.
(b) Change in internal controls over financial reporting.
There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.     Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
None.

Item 6.     Exhibits
(a) Exhibits

Exhibit No.	Description	Incorporated by Reference			Filed or Furnished with this 10-Q
		Form	SEC Filing Date	Exhibit Number
10.1	Form of Restricted Stock Unit Award Agreement for the Chief Executive Officer under the Boston Private Financial Holdings, Inc. Amended and Restated 2009 Stock Option and Incentive Plan				Filed
10.2	Form of Non-Qualified Stock Option Agreement for the Chief Executive Officer under the Boston Private Financial Holdings, Inc. Amended and Restated 2009 Stock Option and Incentive Plan				Filed
10.3	Form of Performance Restricted Stock Unit Award Agreement for the Chief Executive Officer under the Boston Private Financial Holdings, Inc. Amended and Restated 2009 Stock Option and Incentive Plan				Filed
10.4	Form of Non-Qualified Stock Option Agreement for employees under the Boston Private Financial Holdings, Inc. Amended and Restated 2009 Stock Option and Incentive Plan	8-K	5/13/2019	10.1
31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

/s/ ANTHONY DECHELLIS
August 5, 2019	Anthony DeChellis
Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ STEVEN M. GAVEN
August 5, 2019	Steven M. Gaven
Executive Vice President, Chief Financial Officer