Form 10-Q
period 2019-09-30
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2019-11-04
CIK 821127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2019:

Common Stock, Par Value $1.00 Per Share	83,242,001
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION, ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)
	September 30, 2019	December 31, 2018
	(In thousands, except share and per share data)
Assets:
Cash and cash equivalents	$78,010	$127,259
Investment securities available-for-sale (amortized cost of $922,112 and $1,018,774 at September 30, 2019 and December 31, 2018, respectively)	935,538	994,065
Investment securities held-to-maturity (fair value of $51,015 and $68,595 at September 30, 2019 and December 31, 2018, respectively)	51,379	70,438
Equity securities at fair value	21,780	14,228
Stock in Federal Home Loan Bank and Federal Reserve Bank	47,756	49,263
Loans held for sale	6,658	2,812
Total loans	7,067,151	6,893,158
Less: Allowance for loan losses	75,359	75,312
Net loans	6,991,792	6,817,846
Other real estate owned (“OREO”)	—	401
Premises and equipment, net	42,658	45,412
Goodwill	57,607	57,607
Intangible assets, net	10,622	12,227
Fees receivable	5,007	5,101
Accrued interest receivable	24,851	24,366
Deferred income taxes, net	15,704	26,638
Right-of-use assets	107,045	—
Other assets	294,537	246,962
Total assets	$8,690,944	$8,494,625
Liabilities:
Deposits	$6,658,242	$6,781,170
Securities sold under agreements to repurchase	48,860	36,928
Federal funds purchased	230,000	250,000
Federal Home Loan Bank borrowings	570,904	420,144
Junior subordinated debentures	106,363	106,363
Lease liabilities	122,799	—
Other liabilities	143,607	143,540
Total liabilities	7,880,775	7,738,145
Redeemable Noncontrolling Interests	1,481	2,526
Shareholders’ Equity:
Common stock, $1.00 par value; authorized: 170,000,000 shares; issued and outstanding: 83,241,952 shares at September 30, 2019 and 83,655,651 shares at December 31, 2018	83,242	83,656
Additional paid-in capital	599,877	600,196
Retained earnings	116,210	87,821
Accumulated other comprehensive income/ (loss)	9,359	(17,719)
Total shareholders’ equity	808,688	753,954
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$8,690,944	$8,494,625
See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$71,036	$68,254	$212,912	$193,231
Taxable investment securities	938	1,510	3,244	4,521
Non-taxable investment securities	1,924	1,779	5,726	5,261
Mortgage-backed securities	2,622	2,941	8,225	9,168
Short-term investments and other	1,084	1,617	3,049	3,831
Total interest and dividend income	77,604	76,101	233,156	216,012
Interest expense:
Deposits	15,487	11,487	44,060	26,376
Federal Home Loan Bank borrowings	4,337	3,877	12,144	11,668
Junior subordinated debentures	1,022	1,028	3,223	2,882
Repurchase agreements and other short-term borrowings	605	68	1,778	517
Total interest expense	21,451	16,460	61,205	41,443
Net interest income	56,153	59,641	171,951	174,569
Provision/ (credit) for loan losses	167	(949)	104	(2,291)
Net interest income after provision/ (credit) for loan losses	55,986	60,590	171,847	176,860
Fees and other income:
Wealth management and trust fees	19,067	25,505	57,037	76,030
Investment management fees	2,496	3,245	7,601	18,897
Other banking fee income	2,658	2,775	8,024	7,793
Gain on sale of loans, net	934	67	1,065	204
Gain/ (loss) on sale of investments, net	—	—	—	(17)
Gain/ (loss) on OREO, net	—	—	91	—
Other	(29)	722	936	1,245
Total fees and other income	25,126	32,314	74,754	104,152
Operating expense:
Salaries and employee benefits	31,684	38,944	100,116	125,461
Occupancy and equipment	8,260	8,164	24,460	24,141
Information systems	5,169	6,233	16,166	18,889
Professional services	4,435	2,877	11,308	8,926
Marketing and business development	1,403	1,710	4,422	5,373
Amortization of intangibles	671	750	2,015	2,249
FDIC insurance	59	674	1,304	2,126
Restructuring	—	5,763	1,646	5,763
Other	3,856	3,442	10,312	10,870
Total operating expense	55,537	68,557	171,749	203,798
Income before income taxes	25,575	24,347	74,852	77,214
Income tax expense	5,517	5,461	15,803	28,886
Net income from continuing operations	20,058	18,886	59,049	48,328
Net income from discontinued operations	—	—	—	1,696
Net income before attribution to noncontrolling interests	20,058	18,886	59,049	50,024
(Continued)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Less: Net income attributable to noncontrolling interests	96	924	265	2,942
Net income attributable to the Company	$19,962	$17,962	$58,784	$47,082
Adjustments to net income attributable to the Company to arrive at net income attributable to common shareholders	304	(829)	1,045	(4,376)
Net income attributable to common shareholders for earnings per share calculation	$20,266	$17,133	$59,829	$42,706
Basic earnings per share attributable to common shareholders:
From continuing operations:	$0.24	$0.20	$0.72	$0.49
From discontinued operations:	$—	$—	$—	$0.02
Total attributable to common shareholders:	$0.24	$0.20	$0.72	$0.51
Weighted average basic common shares outstanding	83,631,403	84,017,284	83,495,361	83,544,754
Diluted earnings per share attributable to common shareholders:
From continuing operations:	$0.24	$0.20	$0.71	$0.48
From discontinued operations:	$—	$—	$—	$0.02
Total attributable to common shareholders:	$0.24	$0.20	$0.71	$0.50
Weighted average diluted common shares outstanding	83,956,708	85,498,568	84,003,281	85,254,295

 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net income attributable to the Company	$19,962	$17,962	$58,784	$47,082
Other comprehensive income/ (loss), net of tax:
Net unrealized gain/ (loss) on securities available-for-sale	5,236	(4,040)	27,469	(18,888)
Unrealized gain/ (loss) on cash flow hedges	2	(138)	(31)	574
Reclassification adjustment for net realized (gain)/ loss included in net income	(4)	(72)	(360)	(273)
Net unrealized gain/ (loss) on cash flow hedges	(2)	(210)	(391)	301
Net unrealized gain/ (loss) on other	—	—	—	1
Other comprehensive income/ (loss), net of tax	5,234	(4,250)	27,078	(18,586)
Total comprehensive income attributable to the Company, net	$25,196	$13,712	$85,862	$28,496
 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Non- controlling Interests	Total
	(In thousands, except share data)
Balance, December 31, 2017	$47,753	$84,208	$607,929	$49,526	$(8,658)	$5,186	$785,944
Reclassification due to change in accounting principles (1)	—	—	—	334	(334)	—	—
Net income attributable to the Company	—	—	—	47,082	—	—	47,082
Other comprehensive income/ (loss), net	—	—	—	—	(18,586)	—	(18,586)
Dividends paid to common shareholders: $0.36 per share	—	—	—	(30,586)	—	—	(30,586)
Dividends paid to preferred shareholders	—	—	—	(1,738)	—	—	(1,738)
Net change in noncontrolling interests	—	—	—	—	—	(2,977)	(2,977)
Redemption of Series D preferred stock	(47,753)	—	(2,247)	—	—	—	(50,000)
Repurchase of 137,114 shares of common stock	—	(137)	(1,768)	—	—	—	(1,905)
Net proceeds from issuance of:
142,738 shares of common stock	—	143	1,722	—	—	—	1,865
7,355 shares of incentive stock grants, net of 132,964 incentive stock grant shares canceled or forfeited and 127,894 shares withheld for employee taxes	—	(253)	(1,699)	—	—	—	(1,952)
Exercise of warrants	—	438	(277)	—	—	—	161
Amortization of stock compensation and employee stock purchase plan	—	—	5,131	—	—	—	5,131
Stock options exercised	—	204	1,457	—	—	—	1,661
Other equity adjustments	—	—	3,909	—	—	—	3,909
Balance at September 30, 2018	$—	$84,603	$614,157	$64,618	$(27,578)	$2,209	$738,009

Balance, December 31, 2018	$—	$83,656	$600,196	$87,821	$(17,719)	$—	$753,954
Net income attributable to the Company	—	—	—	58,784	—	—	58,784
Other comprehensive income/ (loss), net	—	—	—	—	27,078	—	27,078
Dividends paid to common shareholders: $0.36 per share	—	—	—	(30,395)	—	—	(30,395)
Repurchase of 678,165 shares of common stock	—	(678)	(6,515)	—	—	—	(7,193)
Net proceeds from issuance of:
265,937 shares of common stock	—	266	2,008	—	—	—	2,274
42,004 shares of incentive stock grants, net of 9,377 shares canceled or forfeited and 115,173 shares withheld for employee taxes	—	(83)	(522)	—	—	—	(605)
Amortization of stock compensation and employee stock purchase plan	—	—	3,359	—	—	—	3,359
Stock options exercised	—	81	464	—	—	—	545
Other equity adjustments	—	—	887	—	—	—	887
Balance at September 30, 2019	$—	$83,242	$599,877	$116,210	$9,359	$—	$808,688
_____________________
(1) Reclassification due to the adoption of ASU 2016-01 and ASU 2017-12. See Part I. Item 1. “Financial Statements and Supplementary Data - Note 15: Recent Accounting Pronouncements.”

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine months ended September 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income attributable to the Company	$58,784	$47,082
Adjustments to arrive at net income from continuing operations
Net income attributable to noncontrolling interests	265	2,942
Less: Net income from discontinued operations	—	(1,696)
Net income from continuing operations	59,049	48,328
Adjustments to reconcile net income from continuing operations to net cash provided by/ (used in) operating activities:
Depreciation and amortization	17,726	17,192
Net income attributable to noncontrolling interests	(265)	(2,942)
Stock compensation, net of cancellations	4,022	5,232
Provision/ (credit) for loan losses	104	(2,291)
Loans originated for sale	(32,796)	(32,364)
Proceeds from sale of loans held for sale	29,176	33,935
Deferred income tax expense/ (benefit)	432	8,548
Increase in right-of-use assets	1,416	—
Increase in operating lease liabilities	(1,465)	—
Net decrease/ (increase) in other operating activities	(36,916)	(14,348)
Net cash provided by/ (used in) operating activities of continuing operations	40,483	61,290
Net cash provided by/ (used in) operating activities of discontinued operations	—	1,696
Net cash provided by/ (used in) operating activities	40,483	62,986
Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(24,977)	(25,204)
Sales	—	24
Maturities, calls, redemptions, and principal payments	115,857	86,085
Investment securities held-to-maturity:
Purchases	—	(11,876)
Maturities, calls, and principal payments	18,880	10,726
Equity securities at fair value:
Purchases	(44,537)	(38,042)
Sales	36,985	51,757
(Investments)/ distributions in trusts, net	357	1,252
Contingent considerations from divestitures	3,254	—
(Purchase)/ redemption of Federal Home Loan Bank and Federal Reserve Bank stock	1,507	11,246
Net increase in portfolio loans	(268,238)	(217,317)
Proceeds from recoveries of loans previously charged-off	887	1,578
Proceeds from sale of OREO	492	—
Proceeds from sale of portfolio loans	92,304	—
Capital expenditures	(5,795)	(18,349)
Proceeds from sale of affiliate	—	34,120
Net cash provided by/ (used in) investing activities	(73,024)	(114,000)
(Continued)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine months ended September 30,
	2019	2018
	(In thousands)
Cash flows from financing activities:
Net increase/ (decrease) in deposits	(122,928)	258,477
Net increase/ (decrease) in securities sold under agreements to repurchase	11,932	7,284
Net increase/ (decrease) in federal funds purchased	(20,000)	90,000
Net increase/ (decrease) in short-term Federal Home Loan Bank borrowings	110,000	(230,000)
Advances of long-term Federal Home Loan Bank borrowings	340,000	91,444
Repayments of long-term Federal Home Loan Bank borrowings	(299,240)	(113,289)
Redemption of Series D preferred stock	—	(50,000)
Dividends paid to common shareholders	(30,395)	(30,586)
Dividends paid to preferred shareholders	—	(1,738)
Proceeds from warrant exercises	—	161
Repurchase of common stock	(7,193)	(1,905)
Proceeds from stock option exercises	545	1,661
Proceeds from issuance of common stock	2,274	1,865
Tax withholding for share based compensation awards	(1,268)	(2,053)
Distributions paid to noncontrolling interests	(265)	(2,848)
Other equity adjustments	(170)	4,634
Net cash provided by/ (used in) financing activities	(16,708)	23,107
Net increase/ (decrease) in cash and cash equivalents	(49,249)	(27,907)
Cash and cash equivalents at beginning of year	127,259	120,541
Cash and cash equivalents at end of period	$78,010	$92,634
Supplemental disclosure of cash flow items:
Cash paid for interest	$60,489	$40,703
Cash paid for income taxes, (net of refunds received)	18,122	18,898
Change in unrealized gain/ (loss) on available-for-sale securities, net of tax	27,469	(18,888)
Change in unrealized gain/ (loss) on cash flow hedges, net of tax	(391)	301
Change in unrealized gain/ (loss) on other, net of tax	—	1
Non-cash transactions:
Loans transferred into other real estate owned from loan portfolio	—	108
Loans charged-off	(944)	(529)

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

1.     Basis of Presentation and Summary of Significant Accounting Policies
Boston Private Financial Holdings, Inc. (the “Company” or “BPFH”), is a bank holding company (the “Holding Company”) with two reportable segments: (i) Private Banking and (ii) Wealth Management and Trust.
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
The Wealth Management and Trust segment is comprised of Boston Private Wealth LLC (“Boston Private Wealth”), a registered investment adviser (“RIA”) and wholly-owned subsidiary of the Bank, and the trust operations of Boston Private Bank. The Wealth Management and Trust segment offers planning-based financial strategies, wealth management, family office, financial planning, tax planning, and trust services to individuals, families, institutions, and nonprofit institutions. On September 1, 2019, KLS Professional Advisors Group, LLC ("KLS") merged with and into Boston Private Wealth. The results of KLS were reported in a third reportable segment "Affiliate Partners" as further discussed below. The Wealth Management and Trust segment operates in New England, New York, Southeast Florida, the San Francisco Bay Area, and Southern California.
Prior to the third quarter of 2019, the Company had three reportable segments: Affiliate Partners, Private Banking, and Wealth Management and Trust. For the first two quarters of 2019, the Affiliate Partners segment was comprised of two affiliates: KLS and Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”), each of which are RIAs. Prior to the first quarter of 2019, the Affiliate Partners segment also included Anchor Capital Advisors, LLC (“Anchor”) and Bingham, Osborn & Scarborough, LLC (“BOS”). On April 13, 2018, the Company completed the sale of its ownership interest in Anchor. On December 3, 2018, the Company completed the sale of its ownership interest in BOS.
With the integration of KLS into Boston Private Wealth, the Company reorganized the segment reporting structure to align with how the Company's financial performance and strategy is reviewed and managed. The results of KLS are now included in the results of Boston Private Wealth within the Wealth Management and Trust segment, and the results of DGHM are now included within the Holding Company and Eliminations for all periods presented. The results of Anchor and BOS for the periods owned are included in the Holding Company and Eliminations. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 3: Asset Sales and Divestitures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for additional information.
The Company conducts substantially all of its business through its two reportable segments. All significant intercompany accounts and transactions have been eliminated in consolidation, and the portion of income allocated to the owners of DGHM, Anchor, and BOS other than the Company is included in “Net income attributable to noncontrolling interests” in the Consolidated Statement of Operations for the periods owned. Redeemable noncontrolling interests in the Consolidated Balance Sheets reflect the maximum redemption value of agreements with other owners.
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
The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”). Prior period amounts are reclassified whenever necessary to conform to the current period presentation. With the integration of KLS into Boston Private Wealth and the related change to reportable segments, fee revenue from KLS is reported in Wealth management and trust fees for all periods on the Consolidated Statement of Operations, which was previously presented as Wealth advisory fees in prior periods. The Company identified an immaterial change relating to the presentation of equity securities at fair value in the Consolidated Statement of Cash Flows. The impact was a change in the presentation of cash flows relating to $38.0 million of purchases and $51.8 million of sales for the nine months ended September 30, 2018, which were previously presented as investment securities available-for-sale but should have been presented as equity securities at fair value, within investing activities in the Consolidated Statement of Cash Flows.
The Company’s significant accounting policies are described in Part II. Item 8. “Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC. For interim reporting purposes, the Company follows the same significant accounting policies, except for the following new accounting pronouncements from the Financial Accounting Standards Board (the “FASB”) that were adopted effective January 1, 2019:

•
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). This update and the related amendments to Topic 842 require lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”); ASU No. 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”); and ASU No. 2019-01, Leases (Topic 842), Codification Improvements (“ASU 2019-01”). The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard was effective on January 1, 2019 and the Company adopted these provisions on January 1, 2019. The most significant effects relate to the recognition of new ROU assets and lease liabilities on the balance sheet for real estate operating leases, providing significant new disclosures about leasing activities, and the impact of additional assets on certain financial measures such as capital ratios and return on average asset ratios. Additionally, the Company elected the package of practical expedients, as prescribed by ASU 2016-02. The Company elected not to reassess whether any expired or existing contracts are or contain leases nor the lease classification of those leases. The Company also elected not to reassess any initial direct costs for any existing leases. On adoption, the Company recognized $124.1 million of lease liabilities and $108.5 million of ROU assets.

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

2.    Earnings Per Share
The treasury stock method of calculating earnings per share (“EPS”) is presented below for the three and nine months ended September 30, 2019 and 2018. The following tables present the computations of basic and diluted EPS:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands, except share and per share data)
Basic earnings per share - Numerator:
Net income from continuing operations	$20,058	$18,886	$59,049	$48,328
Less: Net income attributable to noncontrolling interests	96	924	265	2,942
Net income from continuing operations attributable to the Company	19,962	17,962	58,784	45,386
Decrease/ (increase) in noncontrolling interests’ redemption values (1)	304	(829)	1,045	(391)
Dividends on preferred stock	—	—	—	(3,985)
Total adjustments to income attributable to common shareholders	304	(829)	1,045	(4,376)
Net income from continuing operations attributable to common shareholders, treasury stock method	20,266	17,133	59,829	41,010
Net income from discontinued operations	—	—	—	1,696
Net income attributable to common shareholders, treasury stock method	$20,266	$17,133	$59,829	$42,706

Basic earnings per share - Denominator:
Weighted average basic common shares outstanding	83,631,403	84,017,284	83,495,361	83,544,754
Per share data - Basic earnings per share from:
Continuing operations	$0.24	$0.20	$0.72	$0.49
Discontinued operations	$—	$—	$—	$0.02
Total attributable to common shareholders	$0.24	$0.20	$0.72	$0.51

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands, except share and per share data)
Diluted earnings per share - Numerator:
Net income from continuing operations attributable to common shareholders, after assumed dilution	$20,266	$17,133	$59,829	$41,010
Net income from discontinued operations	—	—	—	1,696
Net income attributable to common shareholders, after assumed dilution	$20,266	$17,133	$59,829	$42,706
Diluted earnings per share - Denominator:
Weighted average basic common shares outstanding	83,631,403	84,017,284	83,495,361	83,544,754
Dilutive effect of:
Time-based and market-based stock options, performance-based and time-based restricted stock, and performance-based and time-based restricted stock units, and other dilutive securities (2)	325,305	853,906	507,920	1,052,855
Warrants to purchase common stock	—	627,378	—	656,686
Dilutive common shares	325,305	1,481,284	507,920	1,709,541
Weighted average diluted common shares outstanding (2)	83,956,708	85,498,568	84,003,281	85,254,295
Per share data - Diluted earnings per share from:
Continuing operations	$0.24	$0.20	$0.71	$0.48
Discontinued operations	$—	$—	$—	$0.02
Total attributable to common shareholders	$0.24	$0.20	$0.71	$0.50
Dividends per share declared and paid on common stock	$0.12	$0.12	$0.36	$0.36
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

(2)
The diluted EPS computations for the three and nine months ended September 30, 2019 and 2018 do not assume the conversion, exercise, or contingent issuance of the following shares for the following periods because the result would have been anti-dilutive for the periods indicated. As a result of the anti-dilution, the potential common shares excluded from the diluted EPS computation are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Shares excluded due to exercise price exceeding the average market price of common shares during the period (total outstanding):	(In thousands)
Potential common shares from:
Options, restricted stock, or other dilutive securities	808	408	760	226
Total shares excluded due to exercise price exceeding the average market price of common shares during the period	808	408	760	226

3. Reportable Segments
Management Reporting
The Company has two reportable segments: (i) Private Banking and (ii) Wealth Management and Trust, as well as the Parent Company (Boston Private Financial Holdings, Inc., the “Holding Company”) within Holding Company and Eliminations. The financial performance of the Company is managed and evaluated according to these two segments. Each segment is managed by a segment leader (“Segment Leader”) who has full authority and responsibility for the performance and the allocation of resources within their segment. The Company’s Chief Executive Officer (“CEO”) is the Company’s Chief Operating Decision Maker (“CODM”).
The Segment Leader for Private Banking is the CEO of Boston Private Bank, who is also the Company’s CEO. The Bank’s banking operations are reported in the Private Banking segment. The Segment Leader for Wealth Management and Trust is the President of Private Banking, Wealth and Trust. The Segment Leader of Wealth Management and Trust reports to the CEO of the Company. The Segment Leaders have authority with respect to the allocation of capital within their respective segments, management oversight responsibility, performance assessments, and overall authority and accountability within their respective segment. The Company’s CODM communicates with the President of Private Banking, Wealth and Trust regarding profit and loss responsibility, strategic planning, priority setting and other matters. The Company’s Chief Financial Officer reviews all financial detail with the CODM on a monthly basis.
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
Wealth Management and Trust
The Wealth Management and Trust segment is comprised of the trust operations of the Bank and the operations of Boston Private Wealth. On September 1, 2019, KLS merged into Boston Private Wealth. As a result, the results of KLS are included in the results of Boston Private Wealth within the Wealth Management and Trust segment for all periods presented. The Wealth Management and Trust segment offers planning-based financial strategies, wealth management, family office,

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

financial planning, tax planning, and trust services to individuals, families, institutions, and nonprofit institutions. The Wealth Management and Trust segment operates in New England, New York, Southeast Florida, the San Francisco Bay Area, and Southern California.

Changes to Segment Reporting

The 2018 segment results have been adjusted for comparability to the 2019 segment results for the following changes. Prior to the third quarter of 2019, the Company had three reportable segments: Affiliate Partners, Private Banking, and Wealth Management and Trust. For the first two quarters of 2019, the Affiliate Partners segment was comprised of two affiliates: KLS and DGHM, each of which are RIAs. Prior to the first quarter of 2019, the Affiliate Partners segment also included Anchor and BOS for the periods owned. On April 13, 2018, the Company completed the sale of its ownership interest in Anchor. On December 3, 2018, the Company completed the sale of its ownership interest in BOS.

With the integration of KLS into Boston Private Wealth in the third quarter of 2019, the Company reorganized the segment reporting structure to align with how the Company's financial performance and strategy is reviewed and managed. The results of KLS are now included in the results of Boston Private Wealth within the Wealth Management and Trust segment, and the results of DGHM are now included in Holding Company and Eliminations for all periods presented. The results of Anchor and BOS for the periods owned are included in Holding Company and Eliminations. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 3: Asset Sales and Divestitures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for additional information.
Measurement of Segment Profit and Assets
The accounting policies of the segments are the same as those described in Part II. Item 8. “Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies.”
Reconciliation of Reportable Segment Items
The following tables present a reconciliation of the revenues, profits, assets, and other significant items of reportable segments as of and for the three and nine months ended September 30, 2019 and 2018.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Private Banking	(In thousands)
Net interest income	$57,058	$60,551	$174,814	$177,129
Fees and other income	3,403	3,337	9,465	8,637
Total revenue	60,461	63,888	184,279	185,766
Provision/ (credit) for loan losses	167	(949)	104	(2,291)
Operating expense (1)	38,134	44,706	117,256	124,003
Income before income taxes	22,160	20,131	66,919	64,054
Income tax expense	4,212	4,469	13,520	13,063
Net income from continuing operations	17,948	15,662	53,399	50,991
Net income attributable to the Company	$17,948	$15,662	$53,399	$50,991

Assets	$8,617,207	$8,292,901	$8,617,207	$8,292,901
Depreciation	$2,229	$2,398	$7,271	$6,013

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Wealth Management and Trust	(In thousands)
Net interest income	$99	$98	$309	$222
Fees and other income	19,106	19,769	57,188	59,108
Total revenue	19,205	19,867	57,497	59,330
Operating expense (1)	13,888	16,434	43,864	49,981
Income before income taxes	5,317	3,433	13,633	9,349
Income tax expense	1,751	1,130	4,465	3,019
Net income from continuing operations	3,566	2,303	9,168	6,330
Net income attributable to the Company	$3,566	$2,303	$9,168	$6,330

Assets	$143,326	$127,229	$143,326	$127,229
Amortization of intangibles	$671	$701	$2,015	$2,103
Depreciation	$290	$409	$991	$1,230

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Holding Company and Eliminations (2)	(In thousands)
Net interest income (3)	$(1,004)	$(1,008)	$(3,172)	$(2,782)
Fees and other income	2,617	9,208	8,101	36,407
Total revenue	1,613	8,200	4,929	33,625
Operating expense	3,515	7,417	10,629	29,814
Income/ (loss) before income taxes	(1,902)	783	(5,700)	3,811
Income tax expense/ (benefit)	(446)	(138)	(2,182)	12,804
Net income/ (loss) from continuing operations	(1,456)	921	(3,518)	(8,993)
Noncontrolling interests	96	924	265	2,942
Discontinued operations (4)	—	—	—	1,696
Net income/ (loss) attributable to the Company	$(1,552)	$(3)	$(3,783)	$(10,239)

Assets (including eliminations)	$(69,589)	$(44,290)	$(69,589)	$(44,290)
Amortization of intangibles	$—	$49	$—	$146
Depreciation	$51	$109	$147	$336

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Total Company (2)	(In thousands)
Net interest income	$56,153	$59,641	$171,951	$174,569
Fees and other income	25,126	32,314	74,754	104,152
Total revenue	81,279	91,955	246,705	278,721
Provision/ (credit) for loan losses	167	(949)	104	(2,291)
Operating expense	55,537	68,557	171,749	203,798
Income before income taxes	25,575	24,347	74,852	77,214
Income tax expense	5,517	5,461	15,803	28,886
Net income from continuing operations	20,058	18,886	59,049	48,328
Noncontrolling interests	96	924	265	2,942
Discontinued operations (4)	—	—	—	1,696
Net income attributable to the Company	$19,962	$17,962	$58,784	$47,082

Assets	$8,690,944	$8,375,840	$8,690,944	$8,375,840
Amortization of intangibles	$671	$750	$2,015	$2,249
Depreciation	$2,570	$2,916	$8,409	$7,579

_____________________

(1)
Operating expense includes restructuring expense of $1.3 million and $0.4 million for the nine months ended September 30, 2019 related to the Private Banking and Wealth Management and Trust segments, respectively. Operating expense includes restructuring expense of $5.2 million and $0.6 million for the nine months ended September 30, 2018 related to the Private Banking and Wealth Management & Trust segments, respectively.

(2)	The results of Anchor and BOS for the periods owned in 2018 are included in Holding Company and Eliminations and the Total Company.

(3)	Interest expense on junior subordinated debentures is included in Holding Company and Eliminations.

(4)
The Holding Company and Eliminations calculation of net income attributable to the Company includes net income from discontinued operations of zero and $1.7 million for the nine months ended September 30, 2019 and 2018, respectively. The Company received the final payment related to a revenue sharing agreement with Westfield Capital Management Company, LLC (“Westfield”) in the first quarter of 2018. The Company will not receive additional income from Westfield now that the final payment has been received.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

4.    Investments
The following table presents a summary of investment securities at September 30, 2019 and December 31, 2018:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
At September 30, 2019
Available-for-sale securities at fair value:
U.S. government and agencies	$19,953	$104	$—	$20,057
Government-sponsored entities	155,081	1,483	(8)	156,556
Municipal bonds	314,970	13,055	(10)	328,015
Mortgage-backed securities (1)	432,108	1,847	(3,045)	430,910
Total	$922,112	$16,489	$(3,063)	$935,538

Held-to-maturity securities at amortized cost:
Mortgage-backed securities (1)	$51,379	$33	$(397)	$51,015
Total	$51,379	$33	$(397)	$51,015

Equity securities at fair value:
Money market mutual funds (2)	$21,780	$—	$—	$21,780
Total	$21,780	$—	$—	$21,780

At December 31, 2018
Available-for-sale securities at fair value:
U.S. government and agencies	$30,043	$—	$(929)	$29,114
Government-sponsored entities	211,655	—	(3,952)	207,703
Municipal bonds	309,837	2,223	(3,101)	308,959
Mortgage-backed securities (1)	467,239	214	(19,164)	448,289
Total	$1,018,774	$2,437	$(27,146)	$994,065

Held-to-maturity securities at amortized cost:
U.S. government and agencies	$9,898	$2	$—	$9,900
Mortgage-backed securities (1)	60,540	—	(1,845)	58,695
Total	$70,438	$2	$(1,845)	$68,595

Equity securities at fair value:
Money market mutual funds (2)	$14,228	$—	$—	$14,228
Total	$14,228	$—	$—	$14,228
_____________________

(1)	All mortgage-backed securities are guaranteed by the U.S. government, U.S. government agencies, or government-sponsored entities.

(2)	Money market mutual funds maintain a constant net asset value of $1.00 and therefore have no unrealized gain or loss.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the maturities of available-for-sale investment securities, based on contractual maturity, as of September 30, 2019. Certain securities are callable before their final maturity. Additionally, certain securities (such as mortgage-backed securities) are shown within the table below based on their final (contractual) maturity, but due to prepayments and amortization are expected to have shorter lives.

	Available-for-sale Securities
	Amortized Cost	Fair Value
	(In thousands)
Within one year	$12,614	$12,647
After one, but within five years	290,921	292,357
After five, but within ten years	250,045	253,765
Greater than ten years	368,532	376,769
Total	$922,112	$935,538

The following table presents the maturities of held-to-maturity investment securities, based on contractual maturity, as of September 30, 2019.

	Held-to-maturity Securities
	Amortized Cost	Fair Value
	(In thousands)
After five, but within ten years	$41,912	$41,593
Greater than ten years	9,467	9,422
Total	$51,379	$51,015

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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Proceeds from sales	$—	$16,231	$—	$51,781
Realized gains	—	—	—	7
Realized losses	—	—	—	(1)
Change in unrealized gain/ (loss) on equity securities reflected in the Consolidated Statement of Operations	—	—	—	(23)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present information regarding securities at September 30, 2019 and December 31, 2018 having temporary impairment, due to the fair values having declined below the amortized cost of the individual securities, and the time period that the investments have been temporarily impaired.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except number of securities)
September 30, 2019
Available-for-sale securities
U.S. government and agencies	$—	$—	$—	$—	$—	$—	—
Government-sponsored entities	6,735	(8)	—	—	6,735	(8)	4
Municipal bonds	8,506	(10)	—	—	8,506	(10)	3
Mortgage-backed securities (1)	63,489	(226)	206,795	(2,819)	270,284	(3,045)	79
Total	$78,730	$(244)	$206,795	$(2,819)	$285,525	$(3,063)	86

Held-to-maturity securities
Mortgage-backed securities (1)	$5,608	$(21)	$32,425	$(376)	$38,033	$(397)	13
Total	$5,608	$(21)	$32,425	$(376)	$38,033	$(397)	13

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except number of securities)
December 31, 2018
Available-for-sale securities
U.S. government and agencies	$—	$—	$29,114	$(929)	$29,114	$(929)	5
Government-sponsored entities	—	—	207,703	(3,952)	207,703	(3,952)	32
Municipal bonds	25,394	(128)	130,209	(2,973)	155,603	(3,101)	85
Mortgage-backed securities (1)	2,469	(11)	433,888	(19,153)	436,357	(19,164)	110
Total	$27,863	$(139)	$800,914	$(27,007)	$828,777	$(27,146)	232

Held-to-maturity securities
Mortgage-backed securities (1)	$—	$—	$58,695	$(1,845)	$58,695	$(1,845)	16
Total	$—	$—	$58,695	$(1,845)	$58,695	$(1,845)	16
_____________________

(1)	All mortgage-backed securities are guaranteed by the U.S. government, U.S. government agencies, or government-sponsored entities.
As of September 30, 2019, the government-sponsored entities securities and mortgage-backed securities in the first table above had current Standard and Poor’s credit rating of at least AAA. The municipal bonds in the first table above had a current Standard and Poor’s credit rating of at least AA. As of September 30, 2019, the Company does not consider these investments other-than-temporarily impaired as the decline in fair value on investments is primarily attributed to changes in interest rates and not as a result of the deterioration of credit quality. As of September 30, 2019, the Company had no intent to sell any securities in an unrealized loss position and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized loss amounts.
Other investments
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
Other investments, which are included in other assets, can be temporarily impaired when the fair values decline below the amortized costs of the individual investments. There were no other investments with unrealized losses as of September 30, 2019 or December 31, 2018. The Company’s other investments primarily include low income housing partnerships which generate tax credits. The Company also holds partnership interests in venture capital funds formed to provide financing to small businesses and to promote community development. The Company had $65.4 million and $54.4 million in other investments included in other assets as of September 30, 2019 and December 31, 2018, respectively.

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
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of September 30, 2019	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available-for-sale securities:
U.S. government and agencies	$20,057	$—	$20,057	$—
Government-sponsored entities	156,556	—	156,556	—
Municipal bonds	328,015	—	328,015	—
Mortgage-backed securities	430,910	—	430,910	—
Total available-for-sale securities	935,538	—	935,538	—
Equity securities	21,780	21,780	—	—
Derivatives - interest rate customer swaps	47,851	—	47,851	—
Derivatives - risk participation agreement	74	—	74	—
Trading securities held in the “rabbi trust” (1)	6,482	6,482	—	—

Liabilities:
Derivatives - interest rate customer swaps	$48,891	$—	$48,891	$—
Derivatives - risk participation agreement	344	—	344	—
Deferred compensation “rabbi trust” (1)	6,482	6,482	—	—

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

		Fair value measurements at reporting date using:
	As of December 31, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available-for-sale securities:
U.S. government and agencies	$29,114	$—	$29,114	$—
Government-sponsored entities	207,703	—	207,703	—
Municipal bonds	308,959	—	308,959	—
Mortgage-backed securities	448,289	—	448,289	—
Total available-for-sale securities	994,065	—	994,065	—
Equity securities	14,228	14,228	—	—
Derivatives - interest rate customer swaps	21,889	—	21,889	—
Derivatives - interest rate swaps	553	—	553	—
Derivatives - risk participation agreements	2	—	2	—
Trading securities held in the “rabbi trust” (1)	6,839	6,839	—	—

Liabilities:
Derivatives - interest rate customer swaps	$22,385	$—	$22,385	$—
Derivatives - risk participation agreements	152	—	152	—
Deferred compensation “rabbi trust” (1)	6,839	6,839	—	—

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

As of September 30, 2019 and December 31, 2018, available-for-sale securities consisted of U.S. government and agencies securities, government-sponsored entities securities, municipal bonds, and mortgage-backed securities. Available-for-sale Level 2 securities generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets and include government-sponsored entities securities, municipal bonds, mortgage-backed securities, “off-the-run” U.S. Treasury securities, and certain investments in SBA loans (which are categorized as U.S. government and agencies securities). “Off-the-run” U.S. Treasury securities are Treasury bonds and notes issued before the most recently issued bond or note of a particular maturity. When Treasuries move to the secondary over-the-counter market, they become less frequently traded, therefore, they are considered “off-the-run”. No investments held as of September 30, 2019 or December 31, 2018 were categorized as Level 3.
As of September 30, 2019 and December 31, 2018, equity securities consisted of Level 1 money market mutual funds that are valued with prices quoted in active markets.
In managing its interest rate and credit risk, the Company utilizes derivative instruments including interest rate customer swaps, interest rate swaps, and risk participation agreements. As a service to its customers, the Company may utilize derivative instruments including customer foreign exchange forward contracts to manage its foreign exchange risk, if any. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities, and therefore, they have been categorized as a Level 2 measurement as of September 30, 2019 and December 31, 2018. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 8: Derivatives and Hedging Activities” for further details.
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
The Company has determined that the majority of inputs used to value its derivatives are within Level 2. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy as of September 30, 2019 and December 31, 2018.
Trading securities held in the rabbi trust consist of publicly traded mutual fund investments that are valued at prices quoted in active markets. Therefore, they have been categorized as Level 1 as of September 30, 2019 and December 31, 2018.
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
There were no transfers for assets or liabilities recorded at fair value on a recurring basis as of September 30, 2019. During the year ended December 31, 2018, five U.S. Treasury securities totaling $33.4 million transferred from Level 1 to Level 2 as the securities were determined to be “off-the-run”. There were no other transfers for assets or liabilities recorded at fair value on a recurring basis for the year ended December 31, 2018.
There were no Level 3 assets valued on a recurring basis at September 30, 2019 or December 31, 2018.
There were no changes in the valuation techniques used for measuring the fair value.
The following tables present the Company’s assets and liabilities measured at fair value on a non-recurring basis during the periods ended September 30, 2019 and 2018, respectively, aggregated by the level in the fair value hierarchy within which those measurements fall.

	As of September 30, 2019	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended September 30, 2019	Nine months ended September 30, 2019
	(In thousands)
Assets:
Impaired loans (1)	$729	$—	$—	$729	$(388)	$204
_____________________

(1)	Collateral-dependent impaired loans held as of September 30, 2019 that had write-downs or recoveries in fair value or whose specific reserve changed during the nine months ended September 30, 2019.

	As of September 30, 2018	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended September 30, 2018	Nine months ended September 30, 2018
	(In thousands)
Assets:
Impaired loans (1)	$2,005	$—	$—	$2,005	$(440)	$(1,367)
_____________________

(1)	Collateral-dependent impaired loans held as of September 30, 2018 that had write-downs or recoveries in fair value or whose specific reserve changed during the nine months ended September 30, 2018.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	As of September 30, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$729	Appraisals of Collateral	Discount for costs to sell	0% - 6%	6%
			Appraisal adjustments	—%	—%

	As of September 30, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$2,005	Appraisals of Collateral	Discount for costs to sell	0% - 23%	6%
			Appraisal adjustments	—%	—%

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
The following tables present the carrying values and fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis:

	As of September 30, 2019
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$78,010	$78,010	$78,010	$—	$—
Investment securities held-to-maturity	51,379	51,015	—	51,015	—
Loans held for sale	6,658	6,708	—	6,708	—
Loans, net	6,991,792	7,006,120	—	—	7,006,120
Other financial assets	77,614	77,614	—	77,614	—
FINANCIAL LIABILITIES:
Deposits	6,658,242	6,658,538	—	6,658,538	—
Securities sold under agreements to repurchase	48,860	48,860	—	48,860	—
Federal funds purchased	230,000	230,000	—	230,000	—
Federal Home Loan Bank borrowings	570,904	571,606	—	571,606	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	2,730	2,730	—	2,730	—

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of December 31, 2018
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$127,259	$127,259	$127,259	$—	$—
Investment securities held-to-maturity	70,438	68,595	—	68,595	—
Loans held for sale	2,812	2,837	—	2,837	—
Loans, net	6,817,846	6,734,216	—	—	6,734,216
Other financial assets	78,730	78,730	—	78,730	—
FINANCIAL LIABILITIES:
Deposits	6,781,170	6,777,928	—	6,777,928	—
Securities sold under agreements to repurchase	36,928	36,928	—	36,928	—
Federal funds purchased	250,000	250,000	—	250,000	—
Federal Home Loan Bank borrowings	420,144	417,092	—	417,092	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	2,001	2,001	—	2,001	—

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
There were no transfers of the Company's financial instruments that are not measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018.

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
The following table presents a summary of the loan portfolio based on the portfolio segment as of the dates indicated:

	September 30, 2019	December 31, 2018
	(In thousands)
Commercial and industrial	$695,029	$623,037
Commercial tax-exempt	448,488	451,671
Total commercial and industrial	1,143,517	1,074,708
Commercial real estate	2,533,346	2,395,692
Construction and land	209,741	240,306
Residential	2,964,042	2,948,973
Home equity	84,432	90,421
Consumer and other	132,073	143,058
Total	$7,067,151	$6,893,158

In the third quarter of 2019, the Bank sold $92.4 million of the residential loan portfolio for a $0.8 million net gain.
The following table presents nonaccrual loans receivable by class of receivable as of the dates indicated:

	September 30, 2019	December 31, 2018
	(In thousands)
Commercial and industrial	$800	$2,554
Commercial tax-exempt	—	—
Total commercial and industrial	800	2,554
Commercial real estate	—	546
Residential	14,219	7,914
Home equity	2,545	3,031
Consumer and other	1	12
Total	$17,565	$14,057

The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, although infrequent, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans 90 days or more past due, but still accruing, as of both September 30, 2019 and December 31, 2018. The Bank’s policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six consecutive months). For troubled debt restructured loans (“TDRs”), a return to accrual status generally requires timely payments for a period of six months in accordance with the restructured loan terms, along with meeting other criteria.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables show the payment status of loans receivable by class of receivable as of the dates indicated:

	September 30, 2019
	Accruing Past Due			Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Total Accruing Past Due	Current	30-89 Days Past Due	90 Days or Greater Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$554	$2,494	$3,048	$83	$186	$531	$800	$691,181	$695,029
Commercial tax-exempt	—	—	—	—	—	—	—	448,488	448,488
Commercial real estate	497	—	497	—	—	—	—	2,532,849	2,533,346
Construction and land	—	—	—	—	—	—	—	209,741	209,741
Residential	—	266	266	9,084	301	4,834	14,219	2,949,557	2,964,042
Home equity	74	279	353	991	—	1,554	2,545	81,534	84,432
Consumer and other	15	—	15	1	—	—	1	132,057	132,073
Total	$1,140	$3,039	$4,179	$10,159	$487	$6,919	$17,565	$7,045,407	$7,067,151

	December 31, 2018
	Accruing Past Due			Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Total Accruing Past Due	Current	30-89 Days Past Due	90 Days or Greater Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$9,794	$—	$9,794	$979	$—	$1,575	$2,554	$610,689	$623,037
Commercial tax-exempt	—	—	—	—	—	—	—	451,671	451,671
Commercial real estate	—	—	—	—	—	546	546	2,395,146	2,395,692
Construction and land	—	—	—	—	—	—	—	240,306	240,306
Residential	6,477	366	6,843	2,639	716	4,559	7,914	2,934,216	2,948,973
Home equity	252	350	602	—	48	2,983	3,031	86,788	90,421
Consumer and other	17	5,043	5,060	8	4	—	12	137,986	143,058
Total	$16,540	$5,759	$22,299	$3,626	$768	$9,663	$14,057	$6,856,802	$6,893,158

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
The following tables present the loan portfolio’s credit risk profile by internally assigned grade and class of receivable as of the dates indicated:

	September 30, 2019
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Classified (1)	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$656,012	$13,084	$25,133	$800	$695,029
Commercial tax-exempt	441,811	2,625	4,052	—	448,488
Commercial real estate	2,460,408	42,124	30,814	—	2,533,346
Construction and land	209,741	—	—	—	209,741
Residential	2,946,823	—	3,000	14,219	2,964,042
Home equity	81,308	300	279	2,545	84,432
Consumer and other	132,072	—	—	1	132,073
Total	$6,928,175	$58,133	$63,278	$17,565	$7,067,151

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present, by class of receivable, the balance of impaired loans with and without a related allowance, the associated allowance for those impaired loans with a related allowance, and the total unpaid principal on impaired loans:

	As of and for the three and nine months ended September 30, 2019
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	QTD Average Recorded Investment	YTD Average Recorded Investment	QTD Interest Income Recognized while Impaired	YTD Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$479	$788	n/a	$1,233	$1,256	$192	$217
Commercial tax-exempt	—	—	n/a	—	—	—	—
Commercial real estate	—	—	n/a	—	55	—	256
Construction and land	—	—	n/a	—	—	—	—
Residential	14,879	15,140	n/a	15,026	13,321	236	476
Home equity	2,313	2,995	n/a	2,359	2,106	12	13
Consumer and other	—	—	n/a	—	—	—	—
Subtotal	$17,671	$18,923	n/a	18,618	$16,738	440	$962
With an allowance recorded:
Commercial and industrial	$538	$539	$341	491	$877	3	$23
Commercial tax-exempt	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—
Residential	2,059	2,059	712	1,419	1,017	5	18
Home equity	279	279	23	276	626	1	2
Consumer and other	—	—	—	—	—	—	—
Subtotal	$2,876	$2,877	$1,076	$2,186	$2,520	$9	$43
Total:
Commercial and industrial	$1,017	$1,327	$341	$1,724	$2,133	$195	$240
Commercial tax-exempt	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	55	—	256
Construction and land	—	—	—	—	—	—	—
Residential	16,938	17,199	712	16,445	14,338	241	494
Home equity	2,592	3,274	23	2,635	2,732	13	15
Consumer and other	—	—	—	—	—	—	—
Total	$20,547	$21,800	$1,076	$20,804	$19,258	$449	$1,005
_____________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, if applicable, which was applied to principal.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three and nine months ended September 30, 2018
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	QTD Average Recorded Investment	YTD Average Recorded Investment	QTD Interest Income Recognized while Impaired	YTD Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$1,150	$2,083	n/a	$1,617	$1,730	$33	$55
Commercial tax-exempt	—	—	n/a	—	—	—	—
Commercial real estate	1,625	2,966	n/a	2,526	2,439	583	633
Construction and land	—	—	n/a	—	66	—	16
Residential	7,097	7,457	n/a	10,102	10,002	146	335
Home equity	—	—	n/a	—	1,056	—	24
Consumer and other	—	—	n/a	—	—	—	—
Subtotal	$9,872	$12,506	n/a	$14,245	$15,293	$762	$1,063
With an allowance recorded:
Commercial and industrial	$1,635	$1,638	$577	$625	$322	$4	$6
Commercial tax-exempt	—	—	—	—	—	—	—
Commercial real estate	—	—	—	4,045	5,314	476	704
Construction and land	—	—	—	—	—	—	—
Residential	682	681	74	734	787	5	17
Home equity	1,769	1,769	596	1,769	729	1	1
Consumer and other	—	—	—	—	13	—	3
Subtotal	$4,086	$4,088	$1,247	$7,173	$7,165	$486	$731
Total:
Commercial and industrial	$2,785	$3,721	$577	$2,242	$2,052	$37	$61
Commercial tax-exempt	—	—	—	—	—	—	—
Commercial real estate	1,625	2,966	—	6,571	7,753	1,059	1,337
Construction and land	—	—	—	—	66	—	16
Residential	7,779	8,138	74	10,836	10,789	151	352
Home equity	1,769	1,769	596	1,769	1,785	1	25
Consumer and other	—	—	—	—	13	—	3
Total	$13,958	$16,594	$1,247	$21,418	$22,458	$1,248	$1,794
_____________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, if applicable, which was applied to principal.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the year ended December 31, 2018
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$1,435	$2,397	n/a	$1,614	$69
Commercial tax-exempt	—	—	n/a	—	—
Commercial real estate	546	900	n/a	2,002	1,544
Construction and land	—	—	n/a	50	16
Residential	8,403	8,764	n/a	9,638	408
Home equity	990	990	n/a	1,041	24
Consumer and other	—	—	n/a	—	—
Subtotal	$11,374	$13,051	n/a	$14,345	$2,061
With an allowance recorded:
Commercial and industrial	$1,770	$1,972	$598	$631	$15
Commercial tax-exempt	—	—	—	—	—
Commercial real estate	—	—	—	4,087	705
Construction and land	—	—	—	—	—
Residential	780	780	75	785	22
Home equity	1,719	1,719	562	959	11
Consumer and other	—	—	—	10	3
Subtotal	$4,269	$4,471	$1,235	$6,472	$756
Total:
Commercial and industrial	$3,205	$4,369	$598	$2,245	$84
Commercial tax-exempt	—	—	—	—	—
Commercial real estate	546	900	—	6,089	2,249
Construction and land	—	—	—	50	16
Residential	9,183	9,544	75	10,423	430
Home equity	2,709	2,709	562	2,000	35
Consumer and other	—	—	—	10	3
Total	$15,643	$17,522	$1,235	$20,817	$2,817
_____________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, if applicable, which was applied to principal.
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

As of September 30, 2019, the Bank has pledged $2.6 billion of loans in a blanket lien agreement with the FHLB. The Bank also has $437.2 million of loans pledged as collateral at the FRB for access to their discount window. As of December 31, 2018, the Bank had pledged $2.6 billion of loans to the FHLB and $540.0 million of loans at the FRB.
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. As of September 30, 2019 and December 31, 2018, TDRs totaled $9.5 million and $8.0 million, respectively. As of September 30, 2019, $6.9 million of the $9.5 million in TDRs were on accrual status. As of December 31, 2018, $3.8 million of the $8.0 million in TDRs were on accrual status.
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

The following tables present the balance of TDRs that were restructured or defaulted during the periods indicated:

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the nine months ended September 30, 2019
	Restructured Year to Date			TDRs that defaulted in the Year to Date that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
	(In thousands, except number of loans)
Commercial and industrial	1	$179	$179	—	$—
Commercial tax exempt	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Residential (1)	2	3,222	3,227	—	—
Home equity (1)	1	274	283	—	—
Consumer and other	—	—	—	—	—
Total	4	$3,675	$3,689	—	$—

	As of and for the three and nine months ended September 30, 2019
	Extension of term		Temporary rate reduction		Payment deferral		Combination of concessions (1)		Total concessions
	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment
	(In thousands, except number of loans)
Commercial and industrial	1	$179	—	$—	—	$—	—	$—	1	$179
Commercial real estate	—	—	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential	—	—	2	3,227	—	—	—	—	2	3,227
Home equity	—	—	1	283	—	—	—	—	1	283
Consumer and other	—	—	—	—	—	—	—	—	—	—

There were no loans that were restructured or defaulted during the three months ended September 30, 2019.
Loan participations serviced for others and loans serviced for others are not included in the Company’s total loans. The following table presents a summary of the loan participations serviced for others and loans serviced for others based on class of receivable as of the dates indicated:

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	September 30, 2019	December 31, 2018
	(In thousands)
Commercial and industrial	$14,358	$8,024
Commercial tax-exempt	18,711	19,105
Commercial real estate	34,816	60,688
Construction and land	23,133	39,966
Total loan participations serviced for others	$91,018	$127,783

Residential	$119,389	$33,168
Total loans serviced for others	$119,389	$33,168

Total loans include deferred loan origination (fees)/ costs, net, of $8.4 million and $8.5 million as of September 30, 2019 and December 31, 2018, respectively.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

7.    Allowance for Loan Losses
The allowance for loan losses, which is reported as a reduction of outstanding loan balances, totaled $75.4 million and $75.3 million as of September 30, 2019 and December 31, 2018, respectively.
The following tables present a summary of the changes in the allowance for loan losses for the periods indicated:

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Allowance for loan losses, beginning of period:
Commercial and industrial	$16,082	$12,381	$15,912	$11,735
Commercial real estate	43,741	45,183	41,934	46,820
Construction and land	4,780	4,613	6,022	4,949
Residential	9,555	9,804	10,026	9,773
Home equity	805	1,336	1,284	835
Consumer and other	104	147	134	630
Total allowance for loan losses, beginning of period	75,067	73,464	75,312	74,742
Loans charged-off:
Commercial and industrial	(180)	—	(375)	(339)
Commercial real estate	—	—	—	(135)
Construction and land	—	—	—	—
Residential	—	—	—	(16)
Home equity	—	—	(562)	—
Consumer and other	(5)	—	(7)	(39)
Total charge-offs	(185)	—	(944)	(529)

Recoveries on loans previously charged-off:
Commercial and industrial	275	153	503	387
Commercial real estate	27	820	246	995
Construction and land	—	—	—	—
Residential	—	—	100	27
Home equity	6	—	6	1
Consumer and other	2	12	32	168
Total recoveries	310	985	887	1,578
Provision/ (credit) for loan losses:
Commercial and industrial	361	1,921	498	2,672
Commercial real estate	(762)	(3,179)	826	(4,856)
Construction and land	6	172	(1,236)	(164)
Residential	617	144	46	164
Home equity	(57)	6	26	506
Consumer and other	2	(13)	(56)	(613)
Total provision/(credit) for loan losses	167	(949)	104	(2,291)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Allowance for loan losses, end of period:
Commercial and industrial	16,538	14,455	16,538	14,455
Commercial real estate	43,006	42,824	43,006	42,824
Construction and land	4,786	4,785	4,786	4,785
Residential	10,172	9,948	10,172	9,948
Home equity	754	1,342	754	1,342
Consumer and other	103	146	103	146
Total allowance for loan losses, end of period	$75,359	$73,500	$75,359	$73,500

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
The following tables present the Company’s allowance for loan losses and loan portfolio as of September 30, 2019 and December 31, 2018 by portfolio segment, disaggregated by method of impairment analysis. The Company had no loans acquired with deteriorated credit quality as of September 30, 2019 or December 31, 2018.

	September 30, 2019
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses
	(In thousands)
Commercial and industrial	$1,017	$341	$1,142,500	$16,197	$1,143,517	$16,538
Commercial real estate	—	—	2,533,346	43,006	2,533,346	43,006
Construction and land	—	—	209,741	4,786	209,741	4,786
Residential	16,938	712	2,947,104	9,460	2,964,042	10,172
Home equity	2,592	23	81,840	731	84,432	754
Consumer and other	—	—	132,073	103	132,073	103
Total	$20,547	$1,076	$7,046,604	$74,283	$7,067,151	$75,359

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2018
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses
	(In thousands)
Commercial and industrial	$3,205	$598	$1,071,503	$15,314	$1,074,708	$15,912
Commercial real estate	546	—	2,395,146	41,934	2,395,692	41,934
Construction and land	—	—	240,306	6,022	240,306	6,022
Residential	9,183	75	2,939,790	9,951	2,948,973	10,026
Home equity	2,709	562	87,712	722	90,421	1,284
Consumer and other	—	—	143,058	134	143,058	134
Total	$15,643	$1,235	$6,877,515	$74,077	$6,893,158	$75,312

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
The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2019 and December 31, 2018:

	September 30, 2019				December 31, 2018
	Asset derivatives		Liability derivatives		Asset derivatives		Liability derivatives
	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$—	Other liabilities	$—	Other assets	$553	Other liabilities	$—
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	47,851	Other liabilities	48,891	Other assets	21,889	Other liabilities	22,385
Risk participation agreements	Other assets	74	Other liabilities	344	Other assets	2	Other liabilities	152
Total		$47,925		$49,235		$22,444		$22,537
_____________________

(1)	For additional details, see Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 5: Fair Value Measurements”.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the effect of the Company’s derivative financial instruments on accumulated other comprehensive income for the three and nine months ended September 30, 2019 and 2018:

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives		Location of gain or (loss) reclassified from accumulated OCI into income	Amount of gain or (loss) reclassified from accumulated OCI into income
	Three months ended September 30,			Three months ended September 30,
	2019	2018		2019	2018
	(In thousands)			(In thousands)
Interest rate swaps	$1	$(193)	Interest expense	$6	$101
Total	$1	$(193)		$6	$101

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (1)		Location of gain or (loss) reclassified from accumulated OCI into income	Amount of gain or (loss) reclassified from accumulated OCI into income
	Nine months ended September 30,			Nine months ended September 30,
	2019	2018		2019	2018
	(In thousands)			(In thousands)
Interest rate swaps	$(46)	$818	Interest expense	$508	$385
Total	$(46)	$818		$508	$385
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

The following table presents the effect of the Company’s derivative financial instruments in the Consolidated Statement of Operations for the three and nine months ended September 30, 2019 and 2018:

	Location of gain or (loss) reclassified from accumulated OCI into income	Amount of gain or (loss) recognized in income on cash flow hedging relationships		Amount of gain or (loss) recognized in income on cash flow hedging relationships
		Three months ended September 30,		Nine months ended September 30,
		2019	2018	2019	2018
		(In thousands)
Total amounts of income and (expense) line items presented in the statement of operations in which the effects of fair value or cash flow hedges are recorded	Interest expense	$6	$101	$508	$385
The effects of cash flow hedging:
Gain or (loss) on cash flow hedging relationships in ASC 815
Interest contracts - amount of gain or (loss) reclassified from accumulated other comprehensive income into income	Interest expense	$6	$101	$508	$385

The Bank has agreements with its derivative counterparties that contain provisions where, if the Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Bank could also be declared in default on its derivative obligations. The Bank was in compliance with these provisions as of September 30, 2019 and December 31, 2018.
The Bank also has agreements with certain of its derivative counterparties that contain provisions where, if the Bank fails to maintain its status as a well- or adequately-capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations under the agreements. The Bank was in compliance with these provisions as of September 30, 2019 and December 31, 2018.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

Certain of the Bank’s agreements with its derivative counterparties contain provisions where, if specified, events or conditions occur that materially change the Bank’s creditworthiness in an adverse manner, the Bank may be required to fully collateralize its obligations under the derivative instruments. The Bank was in compliance with these provisions as of September 30, 2019 and December 31, 2018.
As of September 30, 2019 and December 31, 2018, the termination amounts related to collateral determinations of derivatives in a liability position were $48.7 million and $2.2 million, respectively. The Company has minimum collateral posting thresholds with its derivative counterparties. As of September 30, 2019, the Company had pledged securities with a market value of $51.8 million against its obligations under these agreements. As of December 31, 2018, the Company had no pledged securities. The collateral posted is typically greater than the current liability position; however, due to timing of liability position changes at period end, the funding of a collateral shortfall may take place shortly following period end.
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. The Company has utilized interest rate derivatives in the past, but as of September 30, 2019, there were no active cash flow hedges.
Per ASU 2017-12, for derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. For active cash flow hedges, a portion of the balance reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made or received on the Company’s interest rate swaps.
Non-designated Hedges
Derivatives not designated as hedges are not speculative and result from different services the Bank provides to qualified commercial clients. The Bank offers certain derivative products directly to such clients. The Bank economically hedges derivative transactions executed with commercial clients by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of these programs are not designated in ASC 815-qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset through earnings. The net effect on earnings is primarily driven by changes in the credit valuation adjustment (“CVA”). The CVA represents the dollar amount of fair value adjustment related to nonperformance risk of both the Bank and its counterparties. Fees earned in connection with the execution of derivatives related to this program are recognized in the Consolidated Statement of Operations in other income. The Bank has interest rate swaps and caps related to this program with an aggregate notional amount of $1.5 billion as of September 30, 2019 and $1.3 billion as of December 31, 2018. As of September 30, 2019, there were no foreign currency exchange contracts and as of December 31, 2018, there were foreign currency exchange contracts with an aggregate notional amount of $0.1 million related to this program.
In addition, as a participant lender, the Bank has guaranteed performance on the pro-rated portion of swaps executed by other financial institutions. As the participant lender, the Bank is providing a partial guarantee, but is not a direct party to the related swap transactions. The Bank has no obligations under the risk participation agreements unless the borrower defaults on their swap transaction with the lead bank and the swap is in a liability position to the borrower. In that instance, the Bank has agreed to pay the lead bank a portion of the swap’s termination value at the time of the default. The derivative transactions entered into as part of these agreements are not designated, as per ASC 815, as qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. As of September 30, 2019 and December 31, 2018, there were seven of these risk participation transactions with an aggregate notional amount of $59.1 million and $59.8 million, respectively.
The Bank has also participated out to other financial institutions a pro-rated portion of swaps executed by the Bank. The other financial institution has no obligations under the risk participation agreements unless the borrowers default on their swap transactions with the Bank and the swaps are in liability positions to the borrower. In those instances, the other financial institution has agreed to pay the Bank a portion of the swap’s termination value at the time of the default. The derivative transactions entered into as part of these agreements are not designated, as per ASC 815, as qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. As of September 30, 2019 and December 31, 2018, there were four of these risk participation transactions with an aggregate notional amount of $20.6 million and $20.7 million, respectively.
The following table presents the effect of the Bank’s derivative financial instruments not designated as hedging instruments in the Consolidated Statement of Operations for the three and nine months ended September 30, 2019 and 2018.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

		Amount of gain or (loss), net, recognized in income on derivatives
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivatives	Three months ended September 30,		Nine months ended September 30,
		2019	2018	2019	2018
		(In thousands)
Interest rate swaps	Other income/ (expense)	$(289)	$8	$(544)	$(39)
Risk participation agreements	Other income/ (expense)	(11)	18	(120)	238
Total		$(300)	$26	$(664)	$199

9.    Income Taxes
The following table presents the components of income tax expense for continuing operations, discontinued operations, noncontrolling interests and the Company:

	Nine months ended September 30,
	2019	2018
	(In thousands)
Income from continuing operations:
Income before income taxes	$74,852	$77,214
Income tax expense	15,803	28,886
Net income from continuing operations	$59,049	$48,328
Effective tax rate, continuing operations	21.1%	37.4%

Income from discontinued operations:
Income before income taxes	$—	$2,388
Income tax expense	—	692
Net income from discontinued operations	$—	$1,696
Effective tax rate, discontinued operations	—%	29.0%

Less: Income attributable to noncontrolling interests:
Income before income taxes	$265	$2,942
Income tax expense	—	—
Net income attributable to noncontrolling interests	$265	$2,942
Effective tax rate, noncontrolling interests	—%	—%

Income attributable to the Company
Income before income taxes	$74,587	$76,660
Income tax expense	15,803	29,578
Net income attributable to the Company	$58,784	$47,082
Effective tax rate attributable to the Company	21.2%	38.6%

The effective tax rate for continuing operations for the nine months ended September 30, 2019 of 21.1%, with related tax expense of $15.8 million, was calculated based on a projected 2019 annual effective tax rate. The effective tax rate was more than the statutory rate of 21% due primarily to state and local income taxes and the accounting for investments in affordable housing projects. These savings were partially offset by earnings from tax-exempt investments and income tax credits.

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
The effective tax rate for continuing operations for the nine months ended September 30, 2019 is less than the effective tax rate for the same period in 2018 primarily as a result of the $12.7 million tax expense that was recorded on the sale of Anchor in April 2018.

10.    Noncontrolling Interests
Noncontrolling interests consist of equity owned by management of the Company’s respective majority-owned affiliates, DGHM, BOS, and Anchor for the periods in which the Company had an ownership interest in them. Net income attributable to noncontrolling interests in the Consolidated Statement of Operations represents the net income allocated to the noncontrolling interest owners of the affiliates. Net income allocated to the noncontrolling interest owners was $0.1 million and $0.9 million for the three-month periods ended September 30, 2019 and 2018, respectively, and $0.3 million and $2.9 million for the nine-month periods ended September 30, 2019 and 2018, respectively.
On the consolidated balance sheets, noncontrolling interests are included as the sum of the capital and undistributed profits allocated to the noncontrolling interest owners. Typically, this balance is included in a company’s permanent shareholders’ equity in the consolidated balance sheets. When the noncontrolling interest owners’ rights include certain redemption features, as described in ASC 480, Distinguishing Liabilities from Equity, such redeemable noncontrolling interests are classified as mezzanine equity and are not included in permanent shareholders’ equity. Due to the redemption features of the noncontrolling interests, the Company had redeemable noncontrolling interests held in mezzanine equity in the accompanying consolidated balance sheets of $1.5 million and $2.5 million as of September 30, 2019 and December 31, 2018, respectively. The aggregate amount of such redeemable noncontrolling equity interests are recorded at the estimated maximum redemption values. The Company had no noncontrolling interests included in permanent shareholder’s equity at September 30, 2019 and December 31, 2018.
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
Generally, these put and call redemption features refer to shareholder rights of both the Company and the noncontrolling interest owners of the Company’s majority-owned affiliate companies. The affiliate company noncontrolling interests generally take the form of limited liability company units, profits interests, or common stock (collectively, the “noncontrolling equity interests”). In most circumstances, the put and call redemption features generally relate to the Company’s right and, in some cases, obligation to purchase and the noncontrolling equity interests’ right to sell their equity interests. There are various events that could cause the puts or calls to be exercised, such as a change in control, death, disability, retirement, resignation or termination. The puts and calls are generally to be exercised at the then fair value or a contractually agreed upon approximation thereof. The terms of these rights vary and are governed by the respective individual operating and legal documents.
Redeemable noncontrolling interests recorded as of September 30, 2019 and December 31, 2018 were exclusively related to the rights of DGHM owners. The divestitures of BOS and Anchor in 2018 resulted in the Company no longer carrying noncontrolling interests within permanent shareholders' equity. The following tables present a rollforward of the Company’s redeemable noncontrolling interests and noncontrolling interests for the periods indicated:

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
	Redeemable noncontrolling interests	Redeemable noncontrolling interests
	(In thousands)
Noncontrolling interests at beginning of period	$1,786	$2,526
Net income attributable to noncontrolling interests	96	265
Distributions	(96)	(265)
Purchases/ (sales) of ownership interests	—	12
Amortization of equity compensation	10	36
Adjustments to fair value	(315)	(1,093)
Noncontrolling interests at end of period	$1,481	$1,481

	Three months ended		Nine months ended
	September 30, 2018		September 30, 2018
	Redeemable noncontrolling interests	Noncontrolling interests	Redeemable noncontrolling interests	Noncontrolling interests
	(In thousands)
Noncontrolling interests at beginning of period	$10,747	$1,996	$17,461	$5,186
Net income attributable to noncontrolling interests	711	213	2,202	740
Distributions	(687)	(203)	(2,136)	(712)
Purchases/ (sales) of ownership interests	—	—	(6,353)	(3,051)
Amortization of equity compensation	125	—	373	161
Adjustments to fair value	790	203	139	(115)
Noncontrolling interests at end of period	$11,686	$2,209	$11,686	$2,209

11.    Accumulated Other Comprehensive Income
The following table presents a summary of the amounts reclassified from accumulated other comprehensive income/ (loss) for the three and nine months ended September 30, 2019 and 2018:

Description of component of accumulated other comprehensive income/ (loss)	Three months ended September 30,		Nine months ended September 30,		Affected line item in Statement of Operations
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Net realized gain/ (loss) on cash flow hedges:
Hedges related to deposits and borrowings:
Pre-tax gain/ (loss)	$6	$101	$508	$385	Interest (expense)
Tax (expense)/ benefit	(2)	(29)	(148)	(112)	Income tax (expense)/ benefit
Net	$4	$72	$360	$273	Net income/ (loss) attributable to the Company
Total reclassifications for the period, net of tax	$4	$72	$360	$273

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

	Components of accumulated other comprehensive income/ (loss)
	Unrealized gain/ (loss) on securities available-for-sale	Unrealized gain/ (loss) on cash flow hedges	Unrealized gain/ (loss) on other	Accumulated other comprehensive income/ (loss)
	(In thousands)
Balance at December 31, 2017	$(8,140)	$332	$(850)	$(8,658)
Other comprehensive income/ (loss) before reclassifications	(18,888)	574	1	(18,313)
Reclassified from other comprehensive income/ (loss)	—	(273)	—	(273)
Other comprehensive income/ (loss), net	(18,888)	301	1	(18,586)
Reclassification from the adoption of ASUs 2017-12 and 2016-01	$(339)	$5	$—	$(334)
Balance at September 30, 2018	$(27,367)	$638	$(849)	$(27,578)

Balance at December 31, 2018	$(17,556)	$391	$(554)	$(17,719)
Other comprehensive income/ (loss) before reclassifications	27,469	(31)	—	27,438
Reclassified from other comprehensive income/ (loss)	—	(360)	—	(360)
Other comprehensive income/ (loss), net	27,469	(391)	—	27,078
Balance at September 30, 2019	$9,913	$—	$(554)	$9,359

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents a summary of the restructuring activity for the three and nine months ended September 30, 2019 and 2018:

	Severance Charges	Other Associated Costs	Total
	(In thousands)
Accrued charges at December 31, 2018	$3,896	$790	$4,686
Cost incurred	1,646	—	1,646
Costs paid	(1,986)	—	(1,986)
Accrued charges at March 31, 2019	3,556	790	4,346
Costs paid	(1,364)	—	(1,364)
Accrued charges at June 30, 2019	2,192	790	2,982
Costs paid	(1,156)	—	(1,156)
Accrued charges at September 30, 2019	$1,036	$790	$1,826

Accrued charges at December 31, 2017	$337	$—	$337
Costs paid	(254)	—	(254)
Accrued charges at March 31, 2018	83	—	83
Costs paid	(83)	—	(83)
Accrued charges at June 30, 2018	—	$—	$—
Costs incurred	5,763	—	5,763
Accrued charges at September 30, 2018	$5,763	$—	$5,763

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
ASC 606 does not apply to revenue associated with financial instruments, including interest income on loans and investment securities. In addition, certain noninterest income such as fees associated with mortgage servicing rights, late fees, BOLI income, and derivatives are also not in scope of the new guidance. ASC 606 is applicable to noninterest income such as investment management fees, wealth management and trust fees, and certain banking fees. However, the recognition of this revenue did not change upon adoption of ASC 606. Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest income considered in-scope of ASC 606 is discussed below.
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
All of the investment management fee income on the Consolidated Statement of Operations for the three and nine months ended September 30, 2019 and 2018 is considered in-scope of ASC 606.
Wealth management and trust fees

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

Wealth management and trust fees are earned for providing investment management, wealth management, retirement plan advisory, family office, financial planning, trust services, and other financial advisory services to clients. The Company’s performance obligation under these contracts is satisfied over time as the services are provided. Fees are recognized monthly based on the average monthly, beginning-of-quarter, or, for a small number of clients, end-of-quarter market value of the AUM and the applicable fee rate, depending on the terms of the contract. Fees are also recognized monthly based either on a fixed fee amount or are based on the quarter-end (in arrears) market value of the AUM and the applicable fee rate (“asset based fees”), depending on the terms of the contract. No performance based incentives are earned on wealth management contracts. Receivables are recorded on the consolidated balance sheet in the fees receivable line item. Deferred revenues of $6.2 million and $6.9 million as of September 30, 2019 and 2018, respectively, are recorded on the consolidated balance sheet within the other liabilities line item.
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
All of the wealth management and trust fee income on the Consolidated Statement of Operations for the three and nine months ended September 30, 2019 and 2018 is considered in-scope of ASC 606.
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
The Bank also charges fees for treasury activities such as swap fees and foreign exchange fees for clients with a banking relationship. These fees are recorded when earned via completion of the transaction for the client. The completion of the transaction is deemed to be the performance obligation of the transaction. The related revenue is recorded through a direct charge to the client’s account. There are no individual agreements or contracts with clients as it relates to foreign exchange fees as they are governed by client disclosure statements and the Bank’s internal policies and procedures.
For the three months ended September 30, 2019 and 2018, $0.7 million and $1.1 million, respectively, of other banking fee income as described above is considered in-scope for ASC 606. For the nine months ended September 30, 2019 and 2018, $2.0 million and $3.1 million, respectively, of other banking fee income as described above is considered in-scope for ASC 606.

14.    Lease Accounting

On January 1, 2019, the Company adopted ASU 2016-02. As stated in Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 1: Basis of Presentation and Summary of Significant Accounting Policies”, the implementation of the new standard had a material effect on the financial statements. The most significant effects relate to the recognition of new operating ROU assets and operating lease liabilities on the balance sheet for real estate operating leases, providing significant new disclosures about leasing activities, and the impact of additional assets on certain financial measures, such as capital ratios and return on average asset ratios. On adoption, the Company recognized $124.1 million of lease liabilities and $108.5 million of ROU assets on the face of the balance sheet. ROU assets obtained in exchange for lease liabilities are net of tenant improvement allowances and deferred rent. There was no impact to the Company’s Consolidated Statement of Cash Flows upon adoption, since the net impact of all adjustments recorded upon transition represents non-cash activity.
The Company, as lessee, has 41 real estate leases for office and ATM locations classified as operating leases. The Company determines if an arrangement is a lease or contains a lease at inception. The terms of the real estate leases generally have annual increases in payments based off of a fixed or variable rate, such as the Consumer Price Index rate, that is outlined within the respective contracts. Generally, the initial terms of the leases for our leased properties range from five to fifteen years. Most of the leases also include options to renew for periods of five to ten years at contractually agreed upon rates or at market

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

rates at the time of the extension. On a quarterly basis, the Company evaluates whether the renewal of each lease is reasonably certain. If the lease doesn’t provide the implicit interest rate, the Bank uses its incremental borrowing rate at the commencement date of the lease in determining the present value of lease payments. No other significant judgments or assumptions were made in applying the requirements of ASU 2016-02.
The following table presents information about the Company's leases as of the dates indicated.

	Three months ended September 30,	Nine months ended September 30,
	2019	2019
	(In thousands)
Lease cost
Operating lease cost	$4,866	$14,392
Short-term lease cost	12	41
Variable lease cost	143	147
Less: Sublease income	(27)	(73)
Total operating lease cost	$4,994	$14,507

Nine months ended September 30,
(In thousands, except years and percentages)
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$15,013
ROU assets obtained in exchange for new operating lease liabilities	$10,510
Weighted-average remaining lease term for operating leases	8.2 years
Weighted-average discount rate for operating leases	3.4%

The Company is obligated for minimum payments under non-cancelable operating leases. In accordance with the terms of these leases, the Company is currently committed to minimum annual payments as follows as of September 30, 2019:

September 30, 2019
(In thousands)
Remainder of 2019	$5,084
2020	20,224
2021	20,406
2022	20,360
2023	19,575
Thereafter	57,005
Total future minimum lease payments	142,654
Less: Amounts representing interest	(19,855)
Present value of net future minimum lease payments	$122,799

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

Rent expense for the three and nine months ended September 30, 2018, prior to the adoption of ASU 2016-02, was $5.3 million and $16.1 million, respectively.

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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). This update and the related amendments to Topic 842 require lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”); ASU No. 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”); and ASU No. 2019-01, Leases (Topic 842), Codification Improvements (“ASU 2019-01”). The new standard establishes a right-of-use model ("ROU") that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard was effective on January 1, 2019, with early adoption permitted. The Company adopted these provisions on January 1, 2019. The most significant effects relate to the recognition of new ROU assets and lease liabilities on the balance sheet for real estate operating leases and providing significant new disclosures about leasing activities. Additionally, the Company elected the package of practical expedients, as prescribed by ASU 2016-02. The Company elected not to reassess whether any expired or existing contracts are or contain leases nor the lease classification of those leases. The Company also elected not to reassess any initial direct costs for any existing leases. On adoption, the Company recognized $124.1 million of lease liabilities and $108.5 million of ROU assets. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 14: Lease Accounting” for further details.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments (Topic 326) (“ASU 2016-13”). This update is intended to provide financial statement users with more decision-useful information about the expected credit losses on

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a current expected credit losses (“CECL”) model methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU will be effective for fiscal years beginning after December 15, 2019. Early adoption is available as of the fiscal year beginning after December 15, 2018, but the Company does not plan on adopting early. The Company plans to adopt on January 1, 2020 utilizing a modified retrospective approach and is currently assessing the impact on the Company's consolidated financial statements and disclosures. Management assembled a project team that has developed an approach for implementation. The project team has selected a third-party software service provider and is implementing a probability of default/loss given default model where the project team has evaluated the use of both peer data and internal data to estimate the expected losses over the remaining life of the portfolio as required by the standard. Further, the team has identified the necessary data requirements and is in the process of testing the material data inputs, and assessing and validating potential model options. Within the Expected Loss model, the project team has determined to use a two factor regression based model identifying two economic factors per loan segment. In addition, we have determined both the forecast and reversion method to be used. The Company continues to develop accounting policies and establish internal controls relevant to the updated methodologies and models.
In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). This amendment requires an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. This ASU was effective for fiscal years beginning after December 15, 2017, and interim periods within those years. For the three and nine months ended September 30, 2019, $0.8 million and $1.4 million, respectively, are presented within other expense that would have been presented within salaries and employee benefits prior to adoption of ASU 2017-07. For the three and nine months ended September 30, 2018, $131 thousand and $411 thousand, respectively, are presented within other expense that would have been presented within salaries and employee benefits prior to adoption of ASU 2017-07.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. Among other changes, this update removes the requirements to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. This update adds to required disclosures for changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted but the Company does not plan on adopting early.
In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”). The amendments in ASU 2018-14 remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. This update is effective on a retrospective basis for interim and annual reporting periods beginning January 1, 2021. The Company is still assessing the potential impact for this update and how it applies to the Company’s disclosures surrounding its two non-qualified supplemental executive retirement plans (“SERP”) and a long-term incentive plan (“LTIP”).
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
As of and for the three and nine months ended September 30, 2019
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
Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced herein under the section captioned “Risk Factors”; adverse conditions in the capital and debt markets and the impact of such conditions on the Company’s business; changes in interest rates; competitive pressures from other financial institutions; the effects of weakness in general economic conditions on a national basis or in the local markets in which the Company operates; changes in the value of securities and other assets; changes in loan default and charge-off rates; the adequacy of loan loss reserves, or decreases in deposit levels necessitating increased borrowing to fund loans and investments; operational risks including, but not limited to, cybersecurity, fraud, and natural disasters; changes in government regulation; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; the risk that the Company’s deferred tax assets may not be realized; risks related to the identification and implementation of acquisitions, dispositions and restructurings; changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K and updated in the Company’s Quarterly Reports on Form 10-Q and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

Executive Summary
The Company offers a wide range of private banking, wealth management, and trust services to high net worth individuals, families, businesses and select institutions through its two reportable segments: Private Banking and Wealth Management and Trust. This Executive Summary provides an overview of the most significant aspects of our operating segments and the Company’s operations in the third quarter of 2019. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

	As of and for the three months ended September 30,
	2019	2018	$ Change	% Change
	(In thousands, except per share data)
Total revenue	$81,279	$91,955	$(10,676)	(12)%
Provision/ (credit) for loan losses	167	(949)	1,116	nm
Total operating expense	55,537	68,557	(13,020)	(19)%
Net income from continuing operations	20,058	18,886	1,172	6%
Net income attributable to noncontrolling interests	96	924	(828)	(90)%
Net income attributable to the Company	19,962	17,962	2,000	11%
Diluted earnings per share:
From continuing operations	$0.24	$0.20	$0.04	20%

ASSETS UNDER MANAGEMENT AND ADVISORY (“AUM”):
Wealth Management and Trust	$14,695,000	$15,598,000	(903,000)	(6)%
Other (1)	1,533,000	6,832,000	(5,299,000)	(78)%
Total AUM	$16,228,000	$22,430,000	$(6,202,000)	(28)%
_____________________
nm = not meaningful

(1)	Includes the AUM at DGHM of $1.5 billion at September 30, 2019 and $2.1 billion at September 30, 2018, and the AUM at BOS of $4.7 billion at September 30, 2018.
Net income attributable to the Company was $20.0 million for the three months ended September 30, 2019 and $18.0 million for the same period of 2018. The Company recognized total diluted earnings per share of $0.24 and $0.20 for the three months ended September 30, 2019 and 2018, respectively.
Key items that affected the Company’s results in the third quarter of 2019 compared to the same period of 2018 include:

▪	Total revenue decreased 12%, or $10.7 million, to $81.3 million for the three months ended September 30, 2019, compared to $92.0 million for the same period of 2018 as described below.

▪
Total fees and other income decreased 22%, or $7.2 million, to $25.1 million for the three months ended September 30, 2019, compared to $32.3 million for the same period of 2018. This decrease was primarily driven by the divestiture of BOS in 2018, as well as lower AUM balances at September 30, 2019. Total fees and other income represents 31% of Total revenue for the three months ended September 30, 2019, compared to 35% of Total revenue for the same period of 2018.

▪
Net interest income decreased 6%, or $3.5 million, to $56.2 million for the three months ended September 30, 2019, compared to $59.6 million for the same period of 2018. Net interest margin (“NIM”) was 2.72% for the three months ended September 30, 2019, representing a decrease of 18 basis points compared to the same period in 2018. The decreases in net interest income and NIM were primarily driven by higher funding costs, partially offset by higher asset yields on cash and investments.

▪
Total operating expenses decreased 19%, or $13.0 million, to $55.5 million for the three months ended September 30, 2019, compared to $68.6 million for the same period of 2018. The decrease was primarily driven by the divestiture of BOS, as well as realized savings from efficiency initiatives and restructuring charges of $5.9 million in the third quarter of 2018.

▪
For the three months ended September 30, 2019, total loans decreased slightly by $13.1 million, while total deposits increased $220.3 million, or 3%, from prior quarter. During the third quarter of 2019, the Company sold $92.4 million of residential mortgage loans. The Company’s loan-to-deposit ratio was 106% as of September 30, 2019. Deposits are the Company’s primary source of funds to originate loans. When the Company’s loan-to-deposit ratio exceeds 100%, we rely on other funding sources such as FHLB borrowings or federal funds to fund loan growth. If the Company is unable to grow deposits in line with loan growth, we will evaluate other options such as slowing loan growth, selling a portion of portfolio loans, or originating mortgage loans as held for sale.

The Company’s Private Banking segment reported net income attributable to the Company of $17.9 million in the third quarter of 2019, compared to $15.7 million for the same period of 2018. Net income attributable to the Company increased $2.3 million, or 15%, from the same period in 2018 largely driven by a decrease of $6.6 million in operating expenses due to realized savings from efficiency initiatives, a $5.2 million restructuring charge in the third quarter of 2018, and an FDIC insurance credit, partially offset by a decrease of $3.4 million in total revenue due to lower net interest income, and an increase of $1.1 million to the provision for loan loss.
The Company’s Wealth Management and Trust segment reported net income attributable to the Company of $3.6 million in the third quarter of 2019, compared to $2.3 million for the same period of 2018. The increase of $1.3 million was primarily driven by a decrease of $2.5 million in total operating expenses due to realized savings from efficiency initiatives, and a $0.6 million restructuring charge in the third quarter of 2018, partially offset by a decrease of $0.7 million in total revenue due to the impact of lower AUM on accounts that are billed based on AUM levels. Wealth Management and Trust AUM decreased $0.9 billion, or 6%, to $14.7 billion at September 30, 2019 from $15.6 billion at September 30, 2018. The decrease in AUM was driven by lost business of $1.3 billion and current client net outflows of $0.5 billion, partially offset by new business of $0.7 billion and positive results of $0.2 billion for the twelve months ended September 30, 2019.
The Company completed the sale of its ownership interest in BOS on December 3, 2018. The results of BOS through its closing date remain consolidated in the results of the Company through its closing date and in prior periods. Results after the close of the transaction do not include BOS operations.

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

Results of operations for the three and nine months ended September 30, 2019 versus September 30, 2018
Net Income. The Company recorded net income from continuing operations for the three and nine months ended September 30, 2019 of $20.1 million and $59.0 million, respectively, compared to $18.9 million and $48.3 million for the same respective periods in 2018. Net income attributable to the Company, which includes income from both continuing and discontinued operations, if any, as well as net income attributable to noncontrolling interests, for the three and nine months ended September 30, 2019 was $20.0 million and $58.8 million, respectively, compared to $18.0 million and $47.1 million for the same respective periods in 2018.
The Company recorded no net income from discontinued operations for the nine months ended September 30, 2019, compared to $1.7 million for the same period in 2018, the majority of which was recorded in the first quarter of 2018. The Company received the final payment related to a revenue sharing agreement with Westfield Capital Management Company, LLC (“Westfield”) in the first quarter of 2018. The Company recognized a tax credit in the fourth quarter of 2018, recorded in discontinued operations, related to an adjustment to deferred taxes in connection with the Westfield revenue share. The Company will not receive additional income from Westfield now that the final payment has been received.

The Company recognized diluted EPS attributable to common shareholders, which includes both continuing and discontinued operations, if any, for the three and nine months ended September 30, 2019 of $0.24 per share and $0.71 per share, respectively, compared to $0.20 per share and $0.50 per share for the same respective periods in 2018. Net income from continuing operations for 2019 and 2018 were partially offset by charges that reduce income available to common shareholders. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 2: Earnings Per Share” for further detail on these charges to income available to common shareholders.
The following discussions are based on the Company’s continuing operations, unless otherwise stated. The following table presents selected financial highlights:

	Three months ended September 30,		$ Change	% Change	Nine months ended September 30,		$ Change	% Change
	2019	2018			2019	2018
	(In thousands)
Net interest income	$56,153	$59,641	(3,488)	(6)%	$171,951	$174,569	$(2,618)	(1)%
Fees and other income	25,126	32,314	(7,188)	(22)%	74,754	104,152	(29,398)	(28)%
Total revenue	81,279	91,955	(10,676)	(12)%	246,705	278,721	(32,016)	(11)%
Provision/ (credit) for loan losses	167	(949)	1,116	nm	104	(2,291)	2,395	nm
Operating expense	55,537	68,557	(13,020)	(19)%	171,749	203,798	(32,049)	(16)%
Income tax expense	5,517	5,461	56	1%	15,803	28,886	(13,083)	(45)%
Net income from continuing operations	20,058	18,886	1,172	6%	59,049	48,328	10,721	22%
Net income from discontinued operations	—	—	—	nm	—	1,696	(1,696)	nm
Less: Net income attributable to noncontrolling interests	96	924	(828)	(90)%	265	2,942	(2,677)	(91)%
Net income attributable to the Company	$19,962	$17,962	$2,000	11%	$58,784	$47,082	$11,702	25%
_____________________
nm = not meaningful
Net interest income. Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference between the average rate earned on total interest-earning assets and the average rate paid on total interest-bearing liabilities. NIM is the amount of net interest income expressed as a percentage of average interest-earning assets. The average rate earned on interest-earning assets is the amount of annualized interest income expressed as a percentage of average interest-earning assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities. When credit quality declines and loans are placed on nonaccrual status, NIM can decrease because the same assets are earning less income. Loans graded as substandard but still accruing interest income totaled $63.3 million at September 30, 2019 and could be placed on nonaccrual status if their credit quality declines further.
Net interest income for the three months ended September 30, 2019 was $56.2 million, a decrease of $3.5 million, or 6%, compared to the same period in 2018. For the nine months ended September 30, 2019, net interest income was $172.0 million, a decrease of $2.6 million, or 1%, compared to the same period in 2018. The decreases for the three and nine months were primarily driven by higher funding costs, partially offset by higher asset yields and higher loan volumes. The NIM was 2.72% for the three months ended September 30, 2019, a decrease of eighteen basis points compared to the same period in 2018. For the nine months ended September 30, 2019, the NIM was 2.80%, a decrease of eight basis points compared to the same period in 2018. The decrease in NIM for the three and nine month periods ended September 30, 2019 is also primarily driven by higher funding costs, partially offset by higher asset yields and higher loan volumes.
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
The following tables present the composition of the Company’s NIM for the three and nine months ended September 30, 2019 and 2018.

	Average Balance		Interest Income/Expense		Average Yield/Rate (1)
	As of and for the three months ended September 30,
AVERAGE BALANCE SHEET:	2019	2018	2019	2018	2019	2018
AVERAGE ASSETS	(In thousands)
Interest-earning assets:
Cash and investments: (2)
Taxable investment securities	$198,655	$324,583	$938	$1,510	1.95%	1.86%
Non-taxable investment securities	305,108	297,710	1,924	1,779	2.52%	2.39%
Mortgage-backed securities	492,514	552,820	2,622	2,941	2.13%	2.13%
Short-term investments and other	101,958	204,814	1,084	1,617	4.06%	3.11%
Total cash and investments	1,098,235	1,379,927	6,568	7,847	2.39%	2.27%
Loans: (3)
Commercial and industrial	1,101,672	998,817	11,523	9,894	4.09%	3.88%
Commercial real estate	2,518,048	2,475,143	29,118	29,482	4.52%	4.66%
Construction and land	195,843	179,248	2,410	2,193	4.82%	4.79%
Residential	3,016,265	2,836,593	25,567	23,907	3.39%	3.37%
Home equity	89,068	94,050	1,121	1,089	4.99%	4.59%
Other consumer	127,987	163,224	1,297	1,689	4.02%	4.11%
Total loans	7,048,883	6,747,075	71,036	68,254	3.98%	3.99%
Total earning assets	8,147,118	8,127,002	77,604	76,101	3.76%	3.70%
LESS: Allowance for loan losses	75,199	73,861
Cash and due from banks (non-interest bearing)	49,065	46,056
Other assets	544,368	392,757
TOTAL AVERAGE ASSETS	$8,665,352	$8,491,954
AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and NOW	$615,730	$693,419	$275	$301	0.18%	0.17%
Money market	3,378,006	3,244,628	11,523	8,110	1.35%	0.99%
Certificates of deposit	711,299	730,117	3,689	3,076	2.06%	1.67%
Total interest-bearing deposits	4,705,035	4,668,164	15,487	11,487	1.31%	0.98%
Junior subordinated debentures	106,363	106,363	1,022	1,028	3.76%	3.78%
FHLB borrowings and other	833,535	768,015	4,942	3,945	2.32%	2.01%
Total interest-bearing liabilities	5,644,933	5,542,542	21,451	16,460	1.50%	1.17%
Non-interest bearing demand deposits	1,953,214	2,063,642
Payables and other liabilities	258,371	135,508
Total average liabilities	7,856,518	7,741,692
Redeemable noncontrolling interests	944	13,074
Average shareholders’ equity	807,890	737,188
TOTAL AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY	$8,665,352	$8,491,954
Net interest income			$56,153	$59,641
Interest rate spread					2.26%	2.53%
Net interest margin					2.72%	2.90%
__________________

(1)	Annualized.

(2)	Investments classified as available-for-sale and held-to-maturity are shown in the average balance sheet at amortized cost.

(3)	Includes loans held for sale and nonaccrual loans.

	Average Balance		Interest Income/Expense		Average Yield/Rate (1)
	As of and for the nine months ended September 30,
AVERAGE BALANCE SHEET:	2019	2018	2019	2018	2019	2018
AVERAGE ASSETS	(In thousands)
Interest-earning assets:
Cash and investments: (2)
Taxable investment securities	$223,072	$328,054	$3,244	$4,521	1.94%	1.84%
Non-taxable investment securities	305,422	297,509	5,726	5,261	2.50%	2.36%
Mortgage-backed securities	507,338	570,578	8,225	9,168	2.16%	2.14%
Short-term investments and other	104,225	174,736	3,049	3,831	3.78%	2.91%
Total cash and investments	1,140,057	1,370,877	20,244	22,781	2.36%	2.21%
Loans: (3)
Commercial and industrial	1,088,027	969,063	33,673	27,554	4.08%	3.75%
Commercial real estate	2,474,804	2,464,788	87,222	83,020	4.65%	4.44%
Construction and land	203,211	171,825	7,610	6,142	4.94%	4.71%
Residential	2,999,480	2,771,875	76,847	68,263	3.42%	3.28%
Home equity	90,361	95,217	3,388	3,172	5.01%	4.45%
Other consumer	128,879	176,086	4,172	5,080	4.33%	3.86%
Total loans	6,984,762	6,648,854	212,912	193,231	4.04%	3.85%
Total earning assets	8,124,819	8,019,731	233,156	216,012	3.80%	3.57%
LESS: Allowance for loan losses	74,863	73,894
Cash and due from banks (non-interest bearing)	46,906	47,859
Other assets	516,642	404,375
TOTAL AVERAGE ASSETS	$8,613,504	$8,398,071
AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and NOW	$658,154	$709,751	$847	$820	0.17%	0.15%
Money market	3,317,117	3,139,107	32,072	17,967	1.29%	0.77%
Certificates of deposit	746,453	691,670	11,141	7,589	2.00%	1.47%
Total interest-bearing deposits	4,721,724	4,540,528	44,060	26,376	1.25%	0.78%
Junior subordinated debentures	106,363	106,363	3,223	2,882	4.05%	3.62%
FHLB borrowings and other	801,519	889,178	13,922	12,185	2.29%	1.81%
Total interest-bearing liabilities	5,629,606	5,536,069	61,205	41,443	1.45%	1.00%
Non-interest bearing demand deposits	1,949,948	1,948,573
Payables and other liabilities	243,370	130,410
Total average liabilities	7,822,924	7,615,052
Redeemable noncontrolling interests	1,642	16,294
Average shareholders’ equity	788,938	766,725
TOTAL AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY	$8,613,504	$8,398,071
Net interest income			$171,951	$174,569
Interest rate spread					2.35%	2.57%
Net interest margin					2.80%	2.88%
__________________

(1)	Annualized.

(2)	Investments classified as available-for-sale and held-to-maturity are shown in the average balance sheet at amortized cost.

(3)	Includes loans held for sale and nonaccrual loans.

Interest and dividend income. Total interest and dividend income for the three months ended September 30, 2019 was $77.6 million, an increase of $1.5 million, or 2%, compared to the same period in 2018. Interest and dividend income for the nine months ended September 30, 2019 was $233.2 million, an increase of $17.1 million, or 8%, compared to the same period in 2018. The increase for the three months is primarily driven by higher volumes on loans, partially offset by lower yields on loans and lower investment security volumes. The increase for the nine months is primarily driven by higher yields and volumes on loans, partially offset by lower investment security volumes.
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
Interest income on commercial and industrial loans for the three months ended September 30, 2019 was $11.5 million, an increase of $1.6 million, or 16%, compared to the same period in 2018, as a result of a 10% increase in the average balance and a 21 basis point increase in the average yield. For the nine months ended September 30, 2019, commercial and industrial interest income was $33.7 million, an increase of $6.1 million, or 22%, compared to the same period in 2018, as a result of a 12% increase in the average balance and a 33 basis point increase in the average yield. The increases in the average balance for the three and nine month periods are related primarily to growth in the New England region. The increases in the average yield for the three and nine month periods are the result of higher yields on recent loan originations and the timing of changes in interest rates, specifically changes to the interest rate benchmarks to which the variable rate loans are tied.
Interest income on commercial real estate loans for the three months ended September 30, 2019 was $29.1 million, a decrease of $0.4 million, or 1%, compared to the same period in 2018, as a result of a 14 basis point decrease in the average yield partially offset by a 2% increase in the average balance. For the nine months ended September 30, 2019, commercial real estate interest income was $87.2 million, an increase of $4.2 million, or 5%, compared to the same period in 2018, as a result of a 21 basis point increase in the average yield and the average balance remaining flat. The increases in the average yield for the three and nine month periods are primarily driven by the higher yields on recent loan originations and timing of changes in interest rates, specifically changes to the interest rate benchmarks to which the variable rate loans are tied. The increase in the average balance for the three month period is primarily driven by increases in the New England and San Francisco Bay Area regions.
Interest income on construction and land loans for the three months ended September 30, 2019 was $2.4 million, an increase of $0.2 million, or 10%, compared to the same period in 2018, as a result of a 9% increase in the average balance and a 3 basis point increase in the average yield. For the nine months ended September 30, 2019, construction and land interest income was $7.6 million, an increase of $1.5 million, or 24%, compared to the same period in 2018, as a result of an 18% increase in the average balance and a 23 basis point increase in the average yield. The overall yields on construction and land loans fluctuate due to the short-term nature of the loans and the related impact of draws and payoffs. Due to the relatively low balances in construction and land loans, a large draw- or pay-down can result in a significant change in the overall yield depending on the interest rate of the particular loans that caused the balance changes. The increases in the average balance for the three and nine month periods are driven primarily by increased utilization of existing loans in all regions in which the Bank operates. The increase in the average yield for the three and nine months is primarily driven by the timing of changes to the interest rate benchmarks to which the variable rate loans are tied.
Interest income on residential mortgage loans for the three months ended September 30, 2019 was $25.6 million, an increase of $1.7 million, or 7%, from the same period in 2018, as a result of a 6% increase in the average balance and a 2 basis point increase in the average yield. For the nine months ended September 30, 2019, residential mortgage interest income was $76.8 million, an increase of $8.6 million, or 13%, compared to the same period in 2018, as a result of an 8% increase in the average balance and a 14 basis point increase in the average yield. The increases in the average balance for the three and nine month periods are related to the organic growth of the residential loan portfolio across all regions in which the Bank operates, partially offset by the sale of $92.4 million of residential mortgage loans in the New England region. The increases in the average yield for the three and nine month periods are related to higher yields on residential mortgage originations.
Interest income on home equity loans for the three months ended September 30, 2019 was $1.1 million, an increase of 3% compared to the same period in 2018, as a result of a 40 basis point increase in the average yield, partially offset by a 5% decrease in the average balance. For the nine months ended September 30, 2019, home equity interest income was $3.4 million, an increase of 7% compared to the same period in 2018, as a result of a 56 basis point increase in the average yield, partially offset by a 5% decrease in the average balance. The increases in the average yield for the three and nine month periods are the result of the timing of changes to benchmark interest rates, while the decreases in the average balance for the three and nine month periods are primarily driven by reduced demand.
Interest income on other consumer loans for the three months ended September 30, 2019 was $1.3 million, a decrease of $0.4 million, or 23%, compared to the same period in 2018, as a result of a 22% decrease in the average balance, and a 9 basis point decrease in the average yield. For the nine months ended September 30, 2019, other consumer interest income was $4.2 million, a decrease of $0.9 million, or 18%, compared to the same period in 2018, as a result of a 27% decrease in the average balance, partially offset by a 47 basis point increase in the average yield. The decreases in the average balance for the three and nine month periods are primarily driven by strategic decisions to run off non-core balances, while the changes in the average yield for the three and nine month periods are the result of the timing of changes in interest rate benchmarks to which loans are tied.
Investment income for the three months ended September 30, 2019 was $6.6 million, a decrease of $1.3 million, or 16%, from the same period in 2018, as a result of a 20% decrease in the average balance, partially offset by a 12 basis point increase in the average yield. For the nine months ended September 30, 2019, investment income was $20.2 million, a decrease of $2.5 million, or 11%, compared to the same period in 2018, as a result of a 17% decrease in the average balance, partially offset by a 15 basis point increase in the average yield. The decreases in the average balance for the three and nine month periods are primarily due to the proceeds from maturing investment securities being utilized to pay down higher cost borrowings and to fund loan generation. The increases in the average yield for the three and nine month periods are primarily due to recent purchases made at higher interest rates.
Interest expense. Total interest expense for the three months ended September 30, 2019 was $21.5 million, an increase of $5.0 million, or 30%, compared to the same period in 2018. For the nine months ended September 30, 2019, total interest expense was $61.2 million, an increase of $19.8 million, or 48%, compared to the same period in 2018. The increases for the three and nine month periods are primarily driven by the impact of higher interest rates on interest-bearing deposits and borrowings, and increases in the volume of interest-bearing deposits and borrowings.
Interest expense on interest-bearing deposits for the three months ended September 30, 2019 was $15.5 million, an increase of $4.0 million, or 35%, compared to the same period in 2018, as a result of a 1% increase in the average balance and a 33 basis point increase in the average rate. For the nine months ended September 30, 2019, interest expense on interest-bearing deposits was $44.1 million, an increase of $17.7 million, or 67%, compared to the same period in 2018, as a result of a 47 basis point increase in the average rate paid and a 4% increase in the average balance. The increases for the three and nine month periods in the average rate paid on deposits are driven primarily by increases in the rates paid for certificates of deposit and money market demand accounts due to market competition. The increases for the three and nine month periods in the average balance for interest-bearing deposits are primarily driven by an increase in savings, and money market balances in the New England region.
Interest paid on non-deposit interest-bearing liabilities for the three months ended September 30, 2019 was $6.0 million, an increase of $1.0 million, or 20%, compared to the same period in 2018, as a result of a 31 basis point increase in the average rate paid on FHLB borrowings and other borrowings and a 9% increase in the average balance of FHLB borrowings and other borrowings, partially offset by a 2 basis point decrease in the average rate on junior subordinated debentures. For the nine months ended September 30, 2019, interest paid on non-deposit interest-bearing liabilities was $17.1 million, an increase of $2.1 million, or 14%, compared to the same period in 2018, as a result of a 48 basis point increase in the average rate paid on FHLB borrowings and other borrowings, and a 43 basis point increase in the average rate paid on junior subordinated debentures, partially offset by a 10% decrease in the average balance of FHLB borrowings and other borrowings. The increases for the three and nine month periods in the average rate paid on non-deposit interest-bearing liabilities are primarily driven by the timing of changes to benchmark interest rates to which the instruments are tied. The increase for the three month period and the decrease for the nine month period in the average balance for non-deposit interest-bearing liabilities are primarily driven by changes in FHLB borrowings, which are used to fund loan growth based on current deposit levels.
Provision/ (credit) for loan losses. The Company recorded a provision for loan losses of $0.2 million for the three months ended September 30, 2019, compared to a credit to the provision for loan losses of $0.9 million for the same period in 2018. For the nine months ended September 30, 2019, the Company recorded a provision for loan losses of $0.1 million, compared to a credit to the provision for loan losses of $2.3 million for the same period in 2018. The provision for loan losses in the third quarter of 2019 was primarily driven by required reserves for criticized and classified loans, and the mix of loans in the portfolio, partially offset by improved loss rates.
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
Fees and other income

	Three months ended September 30,		$ Change	% Change	Nine months ended September 30,		$ Change	% Change
	2019	2018			2019	2018
	(In thousands)
Wealth management and trust fees	$19,067	$25,505	$(6,438)	(25)%	$57,037	$76,030	$(18,993)	(25)%
Investment management fees	2,496	3,245	(749)	(23)%	7,601	18,897	(11,296)	(60)%
Other banking fee income	2,658	2,775	(117)	(4)%	8,024	7,793	231	3%
Gain on sale of loans, net	934	67	867	nm	1,065	204	861	nm
Total core fees and income	25,155	31,592	(6,437)	(20)%	73,727	102,924	(29,197)	(28)%
Total other income	(29)	722	(751)	nm	1,027	1,228	(201)	(16)%
Total fees and other income	$25,126	$32,314	$(7,188)	(22)%	$74,754	$104,152	$(29,398)	(28)%
_____________________
nm = not meaningful
Total fees and other income for the three months ended September 30, 2019 decreased $7.2 million, or 22%, compared to the same period in 2018. Total fees and other income for the nine months ended September 30, 2019 decreased $29.4 million, or 28%, compared to the same period in 2018. The decreases for the three and nine month periods in total fees and other income are primarily driven by the decreases in wealth management and trust fees and investment management fees as a result of the divestiture of BOS in the fourth quarter of 2018, and the divestiture of Anchor in the second quarter of 2018.

•
Total AUM managed or advised by the Company was $16.2 billion at September 30, 2019, a decrease of $6.2 billion, or 28%, compared to September 30, 2018. The decrease was primarily driven by the divestiture of BOS in the fourth quarter of 2018. Excluding AUM at BOS as of September 30, 2018, AUM decreased $1.5 billion, or 8%, compared to September 30, 2018 driven by net outflows of $1.5 billion for the twelve months ended September 30, 2019.

•
Other banking fee income for the three months ended September 30, 2019 decreased $0.1 million, or 4%, compared to the same period in 2018. Other banking fee income for the nine months ended September 30, 2019 increased $0.2 million, or 3%, compared to the same period in 2018. The decrease for the three month period is primarily driven by lower foreign exchange fee income. The increase for the nine month period is primarily driven by swap fee income reflecting changes in client demand for loan swap agreements.

•
Gain on sale of loans, net for the three and nine months ended September 30, 2019 includes a $0.8 million gain on the sale of $92.4 million of residential mortgage loans from the New England region in the third quarter of 2019.

Operating Expense

	Three months ended September 30,		$ Change	% Change	Nine months ended September 30,		$ Change	% Change
	2019	2018			2019	2018
	(In thousands)
Salaries and employee benefits	$31,684	$38,944	$(7,260)	(19)%	$100,116	$125,461	$(25,345)	(20)%
Occupancy and equipment	8,260	8,164	96	1%	24,460	24,141	319	1%
Information systems	5,169	6,233	(1,064)	(17)%	16,166	18,889	(2,723)	(14)%
Professional services	4,435	2,877	1,558	54%	11,308	8,926	2,382	27%
Marketing and business development	1,403	1,710	(307)	(18)%	4,422	5,373	(951)	(18)%
Amortization of intangibles	671	750	(79)	(11)%	2,015	2,249	(234)	(10)%
FDIC insurance	59	674	(615)	(91)%	1,304	2,126	(822)	(39)%
Restructuring	—	5,763	(5,763)	(100)%	1,646	5,763	(4,117)	(71)%
Other	3,856	3,442	414	12%	10,312	10,870	(558)	(5)%
Total operating expense	$55,537	$68,557	$(13,020)	(19)%	$171,749	$203,798	$(32,049)	(16)%
Total operating expense for the three months ended September 30, 2019 decreased $13.0 million, or 19%, compared to the same period in 2018 and total operating expense for the nine months ended September 30, 2019 decreased $32.0 million, or 16%, compared to the same period in 2018. The decrease for the three month period was primarily due to the $5.8 million restructuring expense in the third quarter of 2018 and the divestiture of BOS. The decrease for the nine month period was primarily due to the divestitures of Anchor and BOS, a $1.6 million restructuring expense in the first quarter of 2019 compared to a $5.8 million restructuring expense in the third quarter of 2018, as well as the impact of efficiency initiatives.

•
Salaries and employee benefits expense decreased for the three and nine months ended September 30, 2019 compared to the same periods of 2018. The decrease for the three month period was primarily due to the divestiture of BOS and lower variable compensation. The decrease for the nine month period was primarily due to the divestitures of Anchor and BOS, as well as lower variable compensation. The Company also realized further cost savings as a result of a previously announced efficiency program.

•
Restructuring expense decreased for the three and nine months ended September 30, 2019, compared to the same periods in 2018, as the Company incurred a restructuring charge of $1.6 million due to severance of executives in the first quarter of 2019, which is less than the $5.8 million of restructuring charges in the third quarter of 2018. There were no restructuring charges in the third quarter of 2019.

•
Information systems expense for the three and nine months ended September 30, 2019 decreased compared to the same periods in 2018. The decrease for the three month period was primarily due to the divestiture of BOS and realized savings from telecommunication services and data processing contract renegotiations. The decrease for the nine month period was primarily due to the divestitures of Anchor and BOS, as well as realized savings from telecommunication services and data processing contract renegotiations.

•
Marketing and business development expense for the three and nine months ended September 30, 2019 decreased compared to the same periods in 2018. The decrease for the three month period was primarily due to the divestiture of BOS and a decrease in business development expenses. The decrease for the nine month period was primarily due to the divestitures of Anchor and BOS, as well as a decrease in business development expenses.

•
Professional services expense for the three and nine months ended September 30, 2019 increased compared to the same periods in 2018, primarily due to information technology consulting costs and recruiting expense, partially offset by the divestitures of Anchor and BOS for the periods owned.

Income Tax Expense. Income tax expense for continuing operations for the nine months ended September 30, 2019 was $15.8 million. The effective tax rate for continuing operations for the nine months ended September 30, 2019 was 21.1%, compared to an effective tax rate of 37.4% for the same period of 2018. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 9: Income Taxes” for further detail.

Financial Condition

Condensed Consolidated Balance Sheets and Discussion

	September 30, 2019	December 31, 2018	Increase/ (decrease)	% Change
	(In thousands)
Assets:
Total cash and investments	$1,134,463	$1,255,253	$(120,790)	(10)%
Loans held for sale	6,658	2,812	3,846	nm
Total loans	7,067,151	6,893,158	173,993	3%
Less: Allowance for loan losses	75,359	75,312	47	—%
Net loans	6,991,792	6,817,846	173,946	3%
Goodwill and intangible assets, net	68,229	69,834	(1,605)	(2)%
Right-of-use assets	107,045	—	107,045	nm
Total other assets	382,757	348,880	33,877	10%
Total assets	$8,690,944	$8,494,625	$196,319	2%
Liabilities and Equity:
Deposits	$6,658,242	$6,781,170	$(122,928)	(2)%
Total borrowings	956,127	813,435	142,692	18%
Lease liabilities	122,799	—	122,799	nm
Total other liabilities	143,607	143,540	67	—%
Total liabilities	7,880,775	7,738,145	142,630	2%
Redeemable noncontrolling interests (“RNCI”)	1,481	2,526	(1,045)	(41)%
Total shareholders’ equity	808,688	753,954	54,734	7%
Total liabilities, RNCI and shareholders’ equity	$8,690,944	$8,494,625	$196,319	2%
_____________________
nm = not meaningful
Total assets. Total assets increased $196.3 million, or 2%, to $8.7 billion at September 30, 2019 from $8.5 billion at December 31, 2018, primarily driven by an increase in total loans and right-of-use assets, partially offset by a decrease in total cash and investments.
Total cash and investments. Total cash and investments (consisting of cash and cash equivalents, investment securities available-for-sale, investment securities held-to-maturity, equity securities at fair value, and stock in the FHLB and Federal Reserve Bank) decreased $120.8 million, or 10%, from December 31, 2018. The decrease on a point-in-time basis was primarily driven by a decrease of $77.6 million in investment securities available-for-sale and held-to-maturity, and a decrease of $49.2 million in cash and cash equivalents, partially offset by an increase of $7.6 million in equity securities at fair value. The Company utilized cash and proceeds from maturing investment securities to fund loan growth. Total cash and investments represent 13% of total assets at September 30, 2019 and 15% of total assets at December 31, 2018.
The majority of the investments held by the Company are held by the Bank. The Bank’s asset-liability management policy requires management to maintain a portfolio of securities which will provide liquidity necessary to facilitate funding of loans, to cover deposit fluctuations, and to mitigate the Bank’s overall balance sheet exposure to interest rate risk, while at the same time earning a satisfactory return on the funds invested. The securities in which the Bank may invest are subject to regulation and are generally limited to securities that are considered “investment grade”.
Investment maturities, redemptions, principal payments, and sales of securities, if any, net of purchases (includes investment securities available-for-sale, investment securities held-to-maturity and equity securities at fair value), provided $102.2 million of cash proceeds during the nine months ended September 30, 2019, compared to $73.5 million in the same period in 2018. The Company used these cash proceeds primarily to fund loan growth. The timing of sales and reinvestments is based on various factors, including management’s evaluation of interest rate trends, credit risk, and the Company’s liquidity. The Company’s available-for-sale investment portfolio carried a total of $16.5 million of unrealized gains and $3.1 million of unrealized losses at September 30, 2019, compared to $2.4 million of unrealized gains and $27.1 million of unrealized losses at December 31, 2018.
No impairment losses were recognized through earnings related to investment securities during the nine months ended September 30, 2019 and 2018. The Company does not consider these investments other-than-temporarily impaired as the decline in fair value on investments is primarily attributed to changes in interest rates and not due to credit quality or other risk factors.
Additionally, at September 30, 2019 and December 31, 2018, the Company held $51.4 million and $70.4 million, respectively, of held-to-maturity securities at amortized cost. All of the held-to-maturity securities held at September 30, 2019 were mortgage-backed securities guaranteed by the U.S. government, U.S. government agencies, or government-sponsored entities.
See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 4: Investments” for further details of the Company’s investment securities.
Loans held for sale. Loans held for sale at September 30, 2019 increased $3.8 million, compared to the balance at December 31, 2018. The balance of loans held for sale usually relates to the timing and volume of residential loans originated for sale and the ultimate sale transaction which is typically executed within a short time following the loan origination. From time to time, the Company may also sell loans that have been held in the loan portfolio. The sale of such loans may improve the Bank’s liquidity and capital position or may provide the Bank additional flexibility for more profitable and strategic future lending opportunities.
Goodwill and intangible assets, net. Goodwill and intangible assets, net at September 30, 2019 decreased $1.6 million, or 2%, compared to the balance at December 31, 2018, primarily due to amortization of intangible assets, partially offset by the addition of mortgage servicing rights from the sale, with servicing rights retained, of $92.4 million of residential mortgage loans in the third quarter of 2019. There was no change to goodwill during the nine months ended September 30, 2019.
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
Management performed its annual goodwill and indefinite-lived intangible asset impairment testing during the fourth quarter of 2018. The estimated fair value of Boston Private Wealth exceeded its carrying value. Management will perform the annual goodwill and indefinite-lived intangible asset impairment testing for this year during the fourth quarter of 2019.
Right-of-use assets. Total ROU assets at September 30, 2019 increased $107.0 million compared to the balance at December 31, 2018. Upon adoption of the new lease accounting standard, ASU 2016-02, the Company recognized $108.5 million of ROU assets on the face of the consolidated balance sheet as of January 1, 2019. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 14: Lease Accounting” for further details of the Company’s leases.
Total other assets. Total other assets, as presented in the table above, consists of the following line items from the consolidated balance sheet: OREO, if any; premises and equipment, net; fees receivable; accrued interest receivable; deferred income taxes, net; and other assets. Total other assets at September 30, 2019 increased $33.9 million, or 10%, compared to the balance at December 31, 2018. These changes resulted from the following factors:

•
Other assets, which consist primarily of BOLI, investment in partnerships, prepaid expenses, the fair value of interest rate derivatives, and other receivables increased $47.6 million, or 19%, to $294.5 million at September 30, 2019 from $247.0 million at December 31, 2018. The increase was primarily driven by an increase in the market value adjustment on derivative assets.

•
Deferred income taxes, net, decreased $10.9 million, or 41%, to $15.7 million at September 30, 2019 from $26.6 million at December 31, 2018. The decrease was primarily due to the tax effect of unrealized gains on securities available-for-sale at September 30, 2019 compared to the tax effect of unrealized losses on securities available-for-sale at December 31, 2018.

•
Premises and equipment, net, decreased $2.8 million, or 6%, to $42.7 million at September 30, 2019 from $45.4 million at December 31, 2018. The decrease is related to the timing of new purchases, primarily related to the Company's information technology initiatives, as well as leasehold improvements.

Deposits. Deposits at September 30, 2019 decreased $122.9 million, or 2%, compared to the balance at December 31, 2018. Average total deposits for the three months ended September 30, 2019 decreased 1% from the same period in 2018 as shown in the average balance sheet. For further details, see “Results of Operations” above.
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
The following table presents the composition of the Company’s deposits at September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Balance	as a % of total	Balance	as a % of total
	(In thousands)
Demand deposits (non-interest bearing)	$1,947,363	29%	$1,951,274	29%
NOW (1)	598,048	9%	626,686	9%
Savings	68,059	1%	73,834	1%
Money market (1)	3,366,623	51%	3,338,891	49%
Certificates of deposit less than $100,000 (1)	155,267	2%	265,883	4%
Certificates of deposit $100,000 to $250,000	102,138	2%	98,120	2%
Certificates of deposit more than $250,000	420,744	6%	426,482	6%
Total deposits	$6,658,242	100%	$6,781,170	100%
_____________________

(1)	Includes brokered deposits of $355.4 million and $541.1 million at September 30, 2019 and December 31, 2018, respectively.
Total borrowings. Total borrowings (consisting of securities sold under agreements to repurchase, federal funds purchased, FHLB borrowings, and junior subordinated debentures) at September 30, 2019 increased $142.7 million, or 18%, compared to the balance at December 31, 2018, primarily driven by an increase in FHLB borrowings, partially offset by a decrease in federal funds purchased. As described below, total borrowings increased primarily to fund loans as deposit balances decreased during the same period.

•
FHLB borrowings increased $150.8 million, or 36%, to $570.9 million at September 30, 2019 from $420.1 million at December 31, 2018. The increase was primarily due to asset liability management considerations to reduce the outstanding balance of brokered deposits and overnight federal funds purchased with term FHLB borrowings. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth and to manage interest rate risk, but can also be used as an additional source of liquidity for the Bank.

•
Repurchase agreements increased $11.9 million, or 32%, to $48.9 million at September 30, 2019 from $36.9 million at December 31, 2018. Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature.

•
From time to time, the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. At September 30, 2019, the Company had $230.0 million federal funds purchased outstanding compared to $250.0 million at December 31, 2018.

Lease liabilities. Lease liabilities at September 30, 2019 increased $122.8 million compared to the balance at December 31, 2018. Upon adoption of the new lease accounting standard discussed above, the Company recognized $124.1 million of lease liabilities on the face of the consolidated balance sheet as of January 1, 2019. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 14: Lease Accounting” for further details of the Company’s leases.
Total other liabilities. Total other liabilities, which consist primarily of accrued interest, accrued employee benefits, interest rate derivatives, the unfunded portion of partnership investment commitments, deferred rent, and other accrued expenses, at September 30, 2019 increased $0.1 million, compared to the balance at December 31, 2018. The increase was primarily driven by an increase in the market value adjustment on derivative liabilities, partially offset by deferred rent and landlord allowance balances at December 31, 2018 that were moved to right-of-use assets when ASU 2016-12 was adopted on January 1, 2019, and the payment of accrued variable compensation, bonuses, and employee benefits in the first quarter of 2019 that had been accrued for at December 31, 2018.

Loan Portfolio and Credit Quality
Loans. Total loans increased $174.0 million, or 3%, to $7.1 billion, or 81% of total assets, as of September 30, 2019, from $6.9 billion, or 81% of total assets, as of December 31, 2018. The following table presents a summary of the loan portfolio based on the portfolio segment and changes in balances as of the dates indicated:

	September 30, 2019	December 31, 2018	$ Change	% Change
	(In thousands)
Commercial and industrial	$695,029	$623,037	$71,992	12%
Commercial tax-exempt	448,488	451,671	(3,183)	(1)%
Total commercial and industrial	1,143,517	1,074,708	68,809	6%
Commercial real estate	2,533,346	2,395,692	137,654	6%
Construction and land	209,741	240,306	(30,565)	(13)%
Residential	2,964,042	2,948,973	15,069	1%
Home equity	84,432	90,421	(5,989)	(7)%
Consumer and other	132,073	143,058	(10,985)	(8)%
Total loans	$7,067,151	$6,893,158	$173,993	3%

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
The Bank’s commercial real estate loan portfolio, the largest portfolio segment after residential, includes loans secured by the following types of collateral as of the dates indicated:

	September 30, 2019	December 31, 2018
	(In thousands)
Multifamily and residential investment	$901,163	$687,395
Retail	622,431	635,222
Office and medical	493,886	543,697
Manufacturing, industrial, and warehouse	208,428	193,472
Hospitality	136,119	187,132
Other	171,319	148,774
Total commercial real estate loans	$2,533,346	$2,395,692
Geographic concentration. The following tables present the Company’s outstanding loan balance concentrations as of the dates indicated based on the location of the regional offices to which they are attributed.

	As of September 30, 2019
	New England		San Francisco Bay Area		Southern California		Total
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
Commercial and industrial	$558,686	8%	$49,075	1%	$87,268	1%	$695,029	10%
Commercial tax-exempt	340,610	5%	96,846	1%	11,032	—%	448,488	6%
Commercial real estate	1,030,865	14%	785,156	12%	717,325	10%	2,533,346	36%
Construction and land	146,799	2%	27,958	—%	34,984	1%	209,741	3%
Residential	1,628,082	23%	569,920	8%	766,040	11%	2,964,042	42%
Home equity	56,732	1%	18,068	—%	9,632	—%	84,432	1%
Consumer and other	106,916	2%	12,546	—%	12,611	—%	132,073	2%
Total loans (1)	$3,868,690	55%	$1,559,569	22%	$1,638,892	23%	$7,067,151	100%

	As of December 31, 2018
	New England		San Francisco Bay Area		Southern California		Total
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
Commercial and industrial	$503,201	7%	$43,702	1%	$76,134	1%	$623,037	9%
Commercial tax-exempt	344,079	5%	96,387	2%	11,205	—%	451,671	7%
Commercial real estate	1,022,061	15%	714,449	10%	659,182	10%	2,395,692	35%
Construction and land	153,929	2%	41,516	—%	44,861	1%	240,306	3%
Residential	1,689,318	25%	559,578	8%	700,077	10%	2,948,973	43%
Home equity	57,617	1%	19,722	—%	13,082	—%	90,421	1%
Consumer and other	120,402	2%	12,663	—%	9,993	—%	143,058	2%
Total loans (1)	$3,890,607	57%	$1,488,017	21%	$1,514,534	22%	$6,893,158	100%
________________________

(1)	Regional percentage totals may not foot due to rounding.
Allowance for loan losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and totaled $75.4 million and $75.3 million as of September 30, 2019 and December 31, 2018, respectively.
The allowance for loan losses increased $0.1 million to $75.4 million, or 1.07% of total loans, as of September 30, 2019 from $75.3 million, or 1.09% of total loans, as of December 31, 2018. The increase in the overall allowance for loan losses was primarily due to loan growth and the related mix in the loan portfolio, partially offset by net changes to loss factors and a decline in criticized loans. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 7: Allowance for Loan Losses” for an analysis of the Company’s allowance for loan losses.

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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net loans (charged-off)/ recovered:
New England	$275	$232	$528	$(126)
San Francisco Bay Area	6	706	44	864
Southern California	(156)	47	(629)	311
Total net loans (charged-off)/ recovered	$125	$985	$(57)	$1,049
There were $0.1 million in net recoveries recorded in the third quarter of 2019 compared to $1.0 million of net recoveries for the same period of 2018.
Nonperforming assets. The Company’s nonperforming assets include nonaccrual loans and OREO, if any. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of deeds in lieu of foreclosure. As of September 30, 2019, nonperforming assets totaled $17.6 million, or 0.20% of total assets, an increase of $3.1 million, or 21%, compared to $14.5 million, or 0.17% of total assets, as of December 31, 2018.
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest in accordance with the contractual terms of the loan agreement is in doubt. Despite a loan having a current payment status, if the Bank has reason to believe it may not collect all principal and interest on the loan in accordance with the related contractual terms, the Bank will generally discontinue the accrual of interest income and will apply any future interest payments received to principal. Of the $17.6 million of loans on nonaccrual status as of September 30, 2019, $10.2 million, or 58%, had a current payment status, $0.5 million, or 3%, were 30-89 days past due, and $6.9 million, or 39%, were 90 days or more past due. Of the $14.1 million of loans on nonaccrual status as of December 31, 2018, $3.6 million, or 26%, had a current payment status, $0.8 million, or 5%, were 30-89 days past due, and $9.7 million, or 69%, were 90 days or more past due.
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
Delinquencies. The past due status of a loan is determined in accordance with its contractual repayment terms. All loan types are reported past due when one scheduled payment is due and unpaid for 30 days or more. Loans 30-89 days past due decreased $18.1 million, or 81%, to $4.2 million as of September 30, 2019 from $22.3 million as of December 31, 2018. Loan delinquencies can be attributed to many factors, such as continuing weakness in, or deteriorating, economic conditions in the region in which the collateral is located, the loss of a tenant or lower lease rates for commercial borrowers, or the loss of income for consumers and the resulting liquidity impacts on the borrowers. Further deterioration in the credit condition of these delinquent loans could lead to the loans going to nonaccrual status and/or being downgraded. Downgrades would generally result in additional provision for loan losses. Past due loans may be included with accruing substandard loans.
In certain instances, although very infrequently, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans 90 days or more past due, but still accruing, as of September 30, 2019 and December 31, 2018.
Impaired Loans. Impaired loans individually evaluated for impairment in the allowance for loan losses totaled $20.5 million as of September 30, 2019, an increase of $4.9 million, or 31%, compared to $15.6 million as of December 31,

2018. As of September 30, 2019, $2.9 million of the individually evaluated impaired loans had $1.1 million in specific reserve allocations. The remaining $17.6 million of individually evaluated impaired loans did not have specific reserve allocations due to the adequacy of collateral, prior charge-offs taken, interest collected and applied to principal, or a combination of these items. As of December 31, 2018, $4.2 million of individually evaluated impaired loans had $1.2 million in specific reserve allocations, and the remaining $11.4 million of individually evaluated impaired loans did not have specific reserve allocations.
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. As of September 30, 2019 and December 31, 2018, TDRs totaled $9.5 million and $8.0 million, respectively. As of September 30, 2019, $6.9 million of the $9.5 million in TDRs were on accrual status. As of December 31, 2018, $3.8 million of the $8.0 million in TDRs were on accrual status.
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
As of September 30, 2019, the Bank has identified $63.3 million in potential problem loans, an increase of $9.2 million, or 17% compared to $54.1 million as of December 31, 2018. Numerous factors impact the level of potential problem loans, including economic conditions and real estate values. These factors affect the borrower’s liquidity and, in some cases, the borrower’s ability to comply with loan covenants such as debt service coverage. For instance, when there is a loss of a major tenant in a commercial real estate building, the appraised value of the building generally declines. Loans may be downgraded when this occurs as a result of the additional risk to the borrower in obtaining a new tenant in a timely manner and negotiating a lease with similar or better terms than the previous tenant. In many cases, these loans are still current and paying as agreed, although future performance may be impacted.
The following table presents a rollforward of nonaccrual loans for the three and nine months ended September 30, 2019 and 2018:

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Nonaccrual loans, beginning of period	$17,155	$15,651	$14,057	$14,295
Transfers in to nonaccrual status	2,830	3,901	9,088	8,819
Transfers out to OREO	—	—	—	(108)
Transfers out to accrual status	(642)	(2,122)	(846)	(3,914)
Charge-offs	(185)	—	(944)	(514)
Paid off/ paid down	(1,593)	(5,333)	(3,790)	(6,481)
Nonaccrual loans, end of period	$17,565	$12,097	$17,565	$12,097

The following table presents a summary of credit quality by geography, based on the location of the regional offices:

	September 30, 2019	December 31, 2018
	(In thousands)
Nonaccrual loans:
New England	$8,999	$6,728
San Francisco Bay Area	2,395	2,488
Southern California	6,171	4,841
Total nonaccrual loans	$17,565	$14,057
Loans 30-89 days past due and accruing:
New England	$1,404	$15,961
San Francisco Bay Area	15	2,246
Southern California	2,760	4,092
Total loans 30-89 days past due	$4,179	$22,299
Accruing classified loans: (1)
New England	$21,830	$10,392
San Francisco Bay Area	23,938	24,584
Southern California	17,510	19,119
Total accruing classified loans	$63,278	$54,095
___________________

(1)	Accruing Classified includes both Substandard and Doubtful classifications.

The following table presents a summary of credit quality by loan type. The loan type assigned to the credit quality data is based on the purpose of the loan.

	September 30, 2019	December 31, 2018
	(In thousands)
Nonaccrual loans:
Commercial and industrial	$800	$2,554
Commercial tax-exempt	—	—
Commercial real estate	—	546
Construction and land	—	—
Residential	14,219	7,914
Home equity	2,545	3,031
Consumer and other	1	12
Total nonaccrual loans	$17,565	$14,057
Loans 30-89 days past due and accruing:
Commercial and industrial	$3,048	$9,794
Commercial tax-exempt	—	—
Commercial real estate	497	—
Construction and land	—	—
Residential	266	6,843
Home equity	353	602
Consumer and other	15	5,060
Total loans 30-89 days past due	$4,179	$22,299
Accruing classified loans: (1)
Commercial and industrial	$25,133	$22,992
Commercial tax-exempt	4,052	4,051
Commercial real estate	30,814	27,052
Construction and land	—	—
Residential	3,000	—
Home equity	279	—
Consumer and other	—	—
Total accruing classified loans	$63,278	$54,095
___________________

(1)	Accruing Classified includes both Substandard and Doubtful classifications.

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

The following table presents certain liquidity measurements as of the dates indicated:

	September 30, 2019	December 31, 2018	$ Change	% Change
	(In thousands)
Cash and cash equivalents	$78,010	$127,259	$(49,249)	(39)%
Investment securities available-for-sale	935,538	994,065	(58,527)	(6)%
Equity securities at fair value	21,780	14,228	7,552	53%
LESS: Securities pledged against current borrowings and derivatives	(96,055)	(44,022)	(52,033)	nm
Cash and investments	$939,273	$1,091,530	$(152,257)	(14)%
As a percent of assets	11%	13%

Access to additional FHLB borrowings	1,222,142	1,405,083	(182,941)	(13)%
Total liquidity	$2,161,415	$2,496,613	$(335,198)	(13)%
As a percent of assets	25%	29%
As a percent of deposits	32%	37%
_____________________
nm = not meaningful
At September 30, 2019, the Company’s cash and cash equivalents amounted to $78.0 million. The Holding Company’s cash and cash equivalents amounted to $41.2 million at September 30, 2019. Management believes that the Holding Company and its affiliates, including the Bank, have adequate liquidity to meet their commitments for the foreseeable future.
Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At September 30, 2019, consolidated cash and cash equivalents, investment securities available-for-sale and equity securities at fair value, less securities pledged against current borrowings and derivatives, amounted to $0.9 billion, or 11% of total assets, compared to $1.1 billion, or 13% of total assets, at December 31, 2018. Future loan growth may depend upon the Company’s ability to grow its core deposit levels. In addition, the Company has access to available borrowings through the FHLB totaling $1.2 billion at September 30, 2019 and $1.4 billion at December 31, 2018. Combined, this liquidity totals $2.2 billion, or 25% of assets and 32% of deposits, as of September 30, 2019, compared to $2.5 billion, or 29% of assets and 37% of deposits, at December 31, 2018.
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
Holding Company Liquidity. The Company and the Company’s majority-owned affiliate, DGHM, hold put and call options that would require the Company to purchase (and the noncontrolling interest owners of the majority-owned affiliate to sell) the remaining noncontrolling interest in DGHM at either a contractually predetermined fair value, a multiple of EBITDA, or fair value, as determined by the agreement. At September 30, 2019, the estimated maximum redemption value for DGHM related to outstanding put options was $1.5 million, all of which could be redeemed within the next 12 months, under certain circumstances, and is classified on the consolidated balance sheets as redeemable noncontrolling interests. These put and call options are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data - Note 14: Noncontrolling Interests” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Although not a primary source of funds, the Holding Company has generated liquidity from the sale of affiliates in the past. Additional funds were generated at the time of the Anchor sale which closed in April 2018 and the BOS sale which closed in December 2018. As part of the sale agreements for both Anchor and BOS, the Company expects to receive future contingent payments that have estimated present values of $12.5 million and $12.6 million at September 30, 2019, respectively.

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
The Company is required to pay interest quarterly on its junior subordinated debentures. The estimated cash outlay for the remaining three months of 2019 for the interest payments is approximately $1.0 million based on the debt outstanding at September 30, 2019. LIBOR is expected to be phased out as an index by the end of 2021, and $103.1 million of the Company's junior subordinated debentures are tied to LIBOR. The Company will need to negotiate an alternative benchmark rate to be used at the time.
The Company presently plans to pay cash dividends on its common stock on a quarterly basis dependent upon a number of factors such as profitability, Holding Company liquidity, and the Company’s capital levels. However, the ultimate declaration of dividends by the Board of Directors of the Company will depend on consideration of, among other things, recent financial trends and internal forecasts, regulatory limitations, alternative uses of capital deployment, general economic conditions, and regulatory changes to capital requirements. Additionally, the Company is required to inform and consult with the Federal Reserve in advance of declaring a dividend that exceeds earnings for the period for which the dividend is being paid. Based on the current quarterly dividend rate of $0.12 per share, as announced by the Company on October 24, 2019, and estimated shares outstanding, the Company estimates that the amount to be paid out for dividends to common shareholders in the remaining three months of 2019 will be approximately $10.0 million. The estimated dividend payments in 2019 could increase or decrease if the Company’s Board of Directors votes to increase or decrease, respectively, the current dividend rate, and/or the number of shares outstanding changes significantly.
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
From time to time, the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. At September 30, 2019, the Bank had unused federal fund lines of credit totaling $380.0 million, compared to $465.0 million at December 31, 2018, with correspondent institutions to provide it with immediate access to overnight borrowings. At September 30, 2019, the Bank had $150.0 million outstanding borrowings under the federal funds lines with these correspondent institutions along with an additional $80.0 million of outstanding borrowings under federal funds lines with the FHLB. At December 31, 2018, the Bank had $100.0 million outstanding borrowings under the federal funds lines with these correspondent institutions along with an additional $150.0 million of outstanding borrowings under federal funds lines with the FHLB. Certain liquidity sources, such as federal funds lines, may be withdrawn by the correspondent bank at any time especially in the event of financial deterioration of the institution.

The Bank has negotiated brokered deposit agreements with several institutions that have nationwide distribution capabilities. The Bank participates in deposit placement services that can be used to provide customers to expanded deposit insurance coverage. At September 30, 2019, the Bank had $355.4 million of brokered deposits outstanding under these agreements, compared to $541.1 million at December 31, 2018.
If the Bank is no longer able to utilize the FHLB for borrowing, collateral currently used for FHLB borrowings could be transferred to other facilities such as the FRB’s discount window. In addition, the Bank could increase its usage of brokered deposits. Other borrowing arrangements may have higher rates than the FHLB would typically charge.

Capital Resources
Total shareholders’ equity at September 30, 2019 was $808.7 million compared to $754.0 million at December 31, 2018, an increase of $54.7 million. The increase in shareholders’ equity was primarily the result of net income attributable to the Company and the change in accumulated other comprehensive income, partially offset by dividends paid to common shareholders and the repurchase of common shares.
The Company and the Bank are subject to capital rules issued by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Under these rules, the Company and the Bank are each required to maintain a minimum common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0%, and a minimum Tier 1 leverage ratio of 4.0%. Additionally, Federal Reserve rules require the Company and the Bank to each establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk-weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases.
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
The following table presents the Company’s and the Bank’s regulatory capital and related ratios as of September 30, 2019 and December 31, 2018. Also presented are the minimum requirements established by the Federal Reserve and the FDIC as of those dates for the Company and the Bank, respectively, to meet applicable capital requirements and the requirements of the FDIC as of those dates for the Bank to be considered “well capitalized” under all regulatory definitions. The Federal Reserve and the Massachusetts Division of Banks may impose higher capital ratios than those listed below based upon the results of regulatory exams.

	Actual		For capital adequacy purposes (at least)		To be well capitalized under prompt corrective action provisions (at least)		Minimum capital ratio with capital conservation buffer (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Ratio
	(In thousands)
As of September 30, 2019
Common equity tier 1 risk-based capital
Company	$732,980	11.22%	$294,025	4.5%	n/a	n/a	7.0%
Boston Private Bank	775,161	11.91	292,785	4.5	$422,912	6.5%	7.0
Tier 1 risk-based capital
Company	833,431	12.76	392,033	6.0	n/a	n/a	8.5
Boston Private Bank	775,161	11.91	390,380	6.0	520,507	8.0	8.5
Total risk-based capital
Company	910,076	13.93	522,711	8.0	n/a	n/a	10.5
Boston Private Bank	851,660	13.09	520,507	8.0	650,634	10.0	10.5
Tier 1 leverage capital
Company	833,431	9.70	343,534	4.0	n/a	n/a	4.0
Boston Private Bank	775,161	9.10	340,674	4.0	425,843	5.0	4.0

As of December 31, 2018
Common equity tier 1 risk-based capital
Company	$702,728	11.40%	$277,275	4.5%	n/a	n/a	7.0%
Boston Private Bank	745,051	12.13	276,352	4.5	$399,175	6.5%	7.0
Tier 1 risk-based capital
Company	803,311	13.04	369,701	6.0	n/a	n/a	8.5
Boston Private Bank	745,051	12.13	368,469	6.0	491,292	8.0	8.5
Total risk-based capital
Company	879,927	14.28	492,934	8.0	n/a	n/a	10.5
Boston Private Bank	821,584	13.38	491,292	8.0	614,115	10.0	10.5
Tier 1 leverage capital
Company	803,311	9.54	336,648	4.0	n/a	n/a	4.0
Boston Private Bank	745,051	8.92	334,029	4.0	417,537	5.0	4.0
____________________

(1)	Required capital ratios with the fully phased-in capital conservation buffer added to the minimum risk-based capital ratios. The fully phased-in ratios are effective for 2019.
The Company has sponsored the creation of two statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. In accordance with ASC 810-10-55, Consolidation - Overall - Implementation Guidance and Illustrations - Variable Interest Entities, these statutory trusts are not consolidated into the Company’s financial statements; however, the Company reflects the amounts of junior subordinated debentures payable to the preferred stockholders of statutory trusts as debt in its financial statements. As of both September 30, 2019 and December 31, 2018, all $100.0 million of the net balance of these trust preferred securities qualified as Tier 1 capital.

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
As required by Rule 13a-15 under the Exchange Act, the Company has evaluated, with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives.
Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of September 30, 2019 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries, was made known to the certifying officers by others within the Company and its consolidated subsidiaries in the reports that it files or submits under the Exchange Act and is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. On a quarterly basis, the Company evaluates the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.
(b) Change in internal controls over financial reporting.
There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. Other Information

Item 1.     Legal Proceedings
The Company is involved in various legal proceedings from time to time. In the opinion of management, the final disposition of these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes repurchases of the Company’s outstanding common shares in the third quarter of 2019.

	Issuer Purchases of Equity Securities
Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum approximate dollar value of shares that may yet be purchased under the plans
July 1 - 31, 2019	—	$—	—	$20,000,000
August 1 - 31, 2019	499,910	10.58	499,910	14,710,315
September 1 - 30, 2019	178,255	10.68	678,165	12,807,043
Total	678,165	$10.61	678,165	$12,807,043
On August 13, 2019, the Company received a notice of non-objection from the Federal Reserve Bank of Boston for a share repurchase program of up to $20.0 million of the Company’s outstanding common shares. Under the program, shares may be repurchased from time to time in the open market or in privately negotiated transactions in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations, for a one-year period. The program does not obligate the Company to purchase any shares. The repurchases will be funded from cash on hand, available borrowings or proceeds from potential debt or other capital markets sources. The share repurchase program may be suspended or discontinued at any time without prior notice. The Company’s Board of Directors approved the program, subject to regulatory non-objection, on August 7, 2019.

Item 3.     Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
None.

Item 6.     Exhibits
(a) Exhibits

Exhibit No.	Description	Incorporated by Reference			Filed or Furnished with this 10-Q
		Form	SEC Filing Date	Exhibit Number
10.1	Boston Private Financial Holdings, Inc. 2001 Employee Stock Purchase Plan (As Amended and Restated as of July 24, 2019)				Filed
14.1	Code of Business Conduct and Ethics				Filed
21.1	List of Subsidiaries of Boston Private Financial Holdings, Inc.				Filed
31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

/s/ ANTHONY DECHELLIS
November 4, 2019	Anthony DeChellis
Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ STEVEN M. GAVEN
November 4, 2019	Steven M. Gaven
Executive Vice President, Chief Financial Officer