Form 10-K
period 2019-12-31
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2020-02-28
CIK 821127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 001-35070

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Massachusetts	04-2976299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Ten Post Office Square Boston, Massachusetts	02109
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 912-1900

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	BPFH	The NASDAQ Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last reported sales price on the NASDAQ Global Select Market on June 30, 2019 was $1,004,597,108.
The number of shares of the registrant’s common stock outstanding on February 21, 2020 was 83,363,841.
Documents Incorporated by Reference:
Portions of the registrant’s proxy statement for the Company’s 2020 Annual Meeting of Shareholders are incorporated by reference in Item 5 of Part II and Items 10, 11, 12, 13, and 14 of Part III.

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
Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced herein under the section captioned “Risk Factors”; adverse conditions in the capital and debt markets and the impact of such conditions on the Company’s business activities; changes in interest rates; competitive pressures from other financial institutions and non-banks; the effects of weakness in general economic conditions on a national basis or in the local markets in which the Company operates, including changes that adversely affect borrowers’ ability to service and repay our loans; changes in the value of securities in our investment portfolio; changes in loan default and charge-off rates; the adequacy of loan loss reserves; decreases in deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; operational risks, including, but not limited to, cybersecurity, fraud, natural disasters and pandemics; the risk that the Company’s deferred tax assets may not be realized; risks related to acquisitions, dispositions, and restructurings; and changes in assumptions used in making such forward-looking statements, as well as the other risks and uncertainties detailed in this Annual Report on Form 10-K and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

ii

PART I

ITEM 1. BUSINESS

I. General

Boston Private Financial Holdings, Inc. (the “Company,” “BPFH,” “we,” “us,” or “our”), a Massachusetts corporation, is a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the holding company (the “Holding Company”) of Boston Private Bank & Trust Company (the “Bank” or “Boston Private Bank”), a Massachusetts trust company whose deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”).
We offer a full range of banking and wealth management services to high net worth individuals, families, businesses, and select institutions through a financial umbrella that helps to preserve, grow, and transfer assets over the financial lifetime of a client through our two reportable segments: (i) Private Banking and (ii) Wealth Management and Trust. Each reportable segment reflects the services provided by the Company to a distinct segment of the wealth management market as described below.
Private Banking
The Private Banking segment is comprised of the banking operations of Boston Private Bank, a wholly-owned subsidiary of the Company. The Bank is a member of the Federal Reserve Bank of Boston. Boston Private Bank primarily operates in three geographic markets: New England, Northern California, and Southern California. The Private Banking segment is principally engaged in providing banking services to high net worth individuals, privately-owned businesses and partnerships, and nonprofit organizations. In addition, the Private Banking segment is an active provider of financing for affordable housing, first-time homebuyers, economic development, social services, community revitalization and small businesses.
Wealth Management and Trust
The Wealth Management and Trust segment is comprised of Boston Private Wealth LLC (“Boston Private Wealth”), a registered investment adviser (“RIA”) and wholly-owned subsidiary of the Bank, and the trust operations of Boston Private Bank. The Wealth Management and Trust segment offers planning-based financial strategies, wealth management, family office, financial planning, tax planning, and trust services to individuals, families, institutions, and nonprofit institutions. On September 1, 2019, KLS Professional Advisors Group, LLC (“KLS”) merged with and into Boston Private Wealth. The results of KLS previously were reported in a third reportable segment “Affiliate Partners” as further discussed below. The Wealth Management and Trust segment operates in New England, New York, Southeast Florida, Northern California, and Southern California.
Prior to the third quarter of 2019, we had three reportable segments: Affiliate Partners, Private Banking, and Wealth Management and Trust. For the first two quarters of 2019, the Affiliate Partners segment was comprised of two subsidiaries of the Company: KLS and Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”), each of which are RIAs. Prior to the first quarter of 2019, the Affiliate Partners segment also included Anchor Capital Advisors, LLC (“Anchor”) and Bingham, Osborn & Scarborough, LLC (“BOS”). The Company completed the sale of its ownership interests in Anchor and BOS in 2018 as described below under “Asset Sales and Divestitures.” With the integration of KLS into Boston Private Wealth, the Company reorganized its segment reporting structure to align with how the Company's financial performance and strategy is reviewed and managed. The results of KLS are now included in the results of Boston Private Wealth within the Wealth Management and Trust segment, as described above, and the results of DGHM are now included within the Holding Company and Eliminations segment.
For revenue, net income, assets, and other financial information for each of the Company’s reportable segments, see Part II. Item 8. “Financial Statements and Supplementary Data - Note 20: Reportable Segments.”
The Company’s internet address is www.bostonprivate.com. The Company makes available on or through its website, without charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). The Company’s reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. The quarterly earnings release conference call can also be accessed from the Company’s website. Press releases are also maintained on the Company’s website for one year. Information on our website is not incorporated by reference into this document and should not be considered part of this Report. Shareholders may access the Code of Conduct and Ethics by accessing the Company’s website at www.bostonprivate.com, selecting the “Investor Relations” link at the bottom of the page, and then selecting “Corporate Governance” under “Governance.”

II. Asset Sales and Divestitures

On December 3, 2018, the Company completed the sale of its ownership interest in BOS to the management team of BOS for an upfront cash payment and an eight-year revenue sharing agreement with BOS. The present value of the estimated proceeds from the revenue sharing agreement was included in the gain on sale of BOS in the fourth quarter of 2018. Changes to the amount of actual proceeds from the revenue sharing agreement will result in future positive or negative revenue adjustments. In the fourth quarter of 2019, the Company recorded a favorable valuation adjustment of $1.1 million on the revenue sharing agreement.

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

III. Competition

The Company operates in the highly competitive financial services marketplace. The Bank encounters competition from larger national and regional commercial banking organizations, savings banks, credit unions, and other financial institutions and non-bank financial services and financial technology companies, which may offer lower interest rates on loans and higher interest rates on deposits. The Bank’s competitors also include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations, mount extensive promotional and advertising campaigns, and invest in technology. To compete effectively, the Bank relies on personal contacts by officers, and employees; customized service; and the Bank’s reputation within the communities that it serves.

Boston Private Wealth and DGHM compete with a wide variety of firms, including national and regional financial services firms, commercial banks and trust companies, mutual fund companies, investment advisory firms, stock brokerage firms, accounting firms, law firms, and digital advice platforms, which may offer lower fee services. Investment advisers that emphasize passive products have gained, and may continue to gain, market share from active managers like us, which could have a material impact on our business. The RIAs’ ability to compete is dependent upon their respective quality and level of service, personal relationships, the marketing and distribution of investment products, and investment performance.

IV. Employees
At December 31, 2019, the Company had 779 employees. The Company’s employees are not subject to a collective bargaining agreement, and the Company believes its employee relations are good.

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
As a bank holding company, the Company is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the BHCA. The Company is also subject to supervision and examination by the Massachusetts Commissioner of Banks (the “Commissioner”) under Massachusetts law. As a Massachusetts-chartered trust company and Federal Reserve member bank, the Bank is subject to regulation, supervision and examination by the Commissioner and the Federal Reserve. The Bank’s California offices are also subject to regulation, supervision and examination by the California Department of Business Oversight Division of Financial Institutions (the “DFI”).
The RIAs are subject to extensive regulation by the SEC, the Department of Labor, and state securities regulators.

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
The BHCA also generally prohibits a bank holding company from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks. However, among other permitted activities, a bank holding company may engage in, and may own shares of companies engaged in, certain activities that the Federal Reserve has determined to be closely related to banking or managing and controlling banks, subject to certain notification requirements.
Limitations on Acquisitions of Company Common Stock. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under a rebuttable presumptions of control established by the Federal Reserve, the acquisition of control of more than 5% of a class of voting securities of a bank holding company, together with other factors enumerated by the Federal Reserve, could constitute the acquisition of control of a bank holding company
In addition, the BHCA prohibits any company from acquiring control of a bank or bank holding company without first having obtained the approval of the Federal Reserve. Among other circumstances, under the BHCA, a company has control of a bank or bank holding company if the company owns, controls or holds with power to vote 25% or more of a class of voting securities of the bank or bank holding company; controls in any manner the election of a majority of directors or trustees of the bank or bank holding company; or the Federal Reserve has determined, after notice and opportunity for hearing, that the company has the power to exercise a controlling influence over the management or policies of the bank or bank holding company.
Regulation of the Bank
The Bank is subject to the regulation, supervision, and examination by the Commissioner and the Federal Reserve, and with respect to its California offices, the DFI. The Bank is also subject to regulations issued by the Consumer Financial Protection Bureau (“CFPB”), as enforced by the Federal Reserve. The Federal Reserve may also directly examine the other subsidiaries of the Company. The enforcement powers available to federal and state banking regulators include, among other things, the ability to issue cease and desist or removal orders, to terminate insurance of deposits, to assess civil money penalties, to issue directives to increase capital, to place the bank into receivership, and to initiate injunctive actions against banking organizations and institution-affiliated parties.
Deposit Insurance. Deposit obligations of the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”) up to $250,000 per separately insured depositor for deposits held in the same right and capacity. In 2016, as mandated by the Federal Deposit Insurance Act (the “FDIA”), the FDIC’s Board of Directors approved a final rule to increase the DIF’s reserve ratio to the statutorily required minimum ratio of 1.35% of estimated insured deposits. On September 30, 2018, the DIF reserve ratio reached 1.36%. Small banks, which are generally banks with less than $10 billion in assets, were awarded assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15% to 1.35%. In January 2019, the Bank received notification from the FDIC that it was eligible for small bank assessment credits of $2.0 million. Credits were applied on the September 30, 2019 and December 31, 2019 invoices and will continue to be applied until exhausted.

Deposit premiums are based on assets. In 2016, the FDIC’s Board of Directors adopted a final rule that changed the manner in which deposit insurance assessment rates are calculated for established small banks, generally those banks with less than $10 billion of assets that have been insured for at least five years. Under this method, each of seven financial ratios and a weighted average of CAMELS composite ratings are multiplied by a corresponding pricing multiplier. The sum of these products is added to a uniform amount, with the resulting sum being an institution’s initial base assessment rate (subject to minimum or maximum assessment rates based on a bank’s CAMELS composite rating). This method takes into account various measures, including an institution’s leverage ratio, brokered deposit ratio, one year asset growth, the ratio of net income before taxes to total assets, and considerations related to asset quality. For 2019, the FDIC insurance expense for the Bank was $1.3 million.
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
Brokered Deposits. The FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” Depository institutions that have brokered deposits in excess of 10% of total assets are subject to increased FDIC deposit insurance premium assessments. However, for institutions that are well capitalized and have a CAMELS composite rating of 1 or 2, reciprocal deposits are deducted from brokered deposits. Section 202 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”), which was enacted in 2018, amends the FDIA to exempt a capped amount of reciprocal deposits from treatment as brokered deposits for certain insured depository institutions.
Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires the Federal Reserve to evaluate the Bank’s performance in helping to meet the credit needs of the entire communities it serves, including low- and moderate-income neighborhoods, consistent with its safe and sound banking operations, and to take this record into consideration when evaluating certain applications. The Federal Reserve’s CRA regulations are generally based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution’s record of making loans in its service areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branch offices, ATMs, and other offices. The Bank’s most recent performance evaluation from the Federal Reserve was an “outstanding” rating. Massachusetts has also enacted a similar statute that requires the Commissioner to evaluate the performance of the Bank in helping to meet the credit needs of its entire community and to take that record into account in considering certain applications.
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
Under the Federal Reserve’s capital rules applicable to the Company and the Bank, the Company and the Bank are each required to maintain a minimum common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a minimum total Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8%, and a minimum leverage ratio of 4%. Additionally, these rules require an institution to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions of more than 2.5% of total risk-weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases.

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
Current capital rules do not establish standards for determining whether a bank holding company is well capitalized. However, for purposes of processing regulatory applications and notices, the Federal Reserve’s Regulation Y provides that a bank holding company is considered “well capitalized” if (i) on a consolidated basis, the bank holding company maintains a total risk-based capital ratio of 10% or greater; (ii) on a consolidated basis, the bank holding company maintains a Tier 1 risk-based capital ratio of 6% or greater; and (iii) the bank holding company is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve to meet and maintain a specific capital level for any capital measure. A banking organization that qualifies for and elects to use the community bank leverage framework described below will be considered well capitalized as long as it is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Board to meet and maintain a specific capital level for any capital measure.
Section 201 of the Economic Growth Act directs the federal bank regulatory agencies to establish a community bank leverage ratio of tangible capital to average total consolidated assets of not less than 8% or more than 10%. In November 2019, the federal banking agencies published in the Federal Register a final rule to implement Section 201 of the Economic Growth Act. Under the final rule, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio (equal to Tier 1 capital divided by average total consolidated assets) of greater than 9%, will be eligible to opt into the community bank leverage ratio framework. A community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the banking agencies’ generally applicable capital rules and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of Section 38 of the Federal Deposit Insurance Act. The final rule includes a two-quarter grace period during which a qualifying banking organization that temporarily fails to meet any of the qualifying criteria, including the greater than 9% leverage ratio requirement, generally would still be deemed well-capitalized so long as the banking organization maintains a leverage ratio greater than 8%. At the end of the grace period, the banking organization must meet all qualifying criteria to remain in the community bank leverage ratio framework or otherwise must comply with and report under the generally applicable rule. The final rule became effective on January 1, 2020. At this time, the Company does not anticipate opting in to the community bank leverage ratio.
Safety and Soundness Standards. Guidelines adopted by the federal bank regulatory agencies pursuant to the FDIA establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the federal banking agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order restricting asset growth, requiring an institution to increase its ratio of tangible equity to assets or directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the FDIA. See “-Regulatory Capital Requirements” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.
Dividend Restrictions
The Company is a legal entity separate and distinct from its subsidiaries. The revenue of the Company (on a parent-only basis) is derived primarily from dividends paid to it by the Bank. The right of the Company, and consequently the right of shareholders of the Company, to participate in any distribution of the assets or earnings of its subsidiaries through the payment of dividends or otherwise is subject to the prior claims of creditors of its subsidiaries, including, with respect to the Bank, depositors of the Bank, except to the extent that certain claims of the Company in a creditor capacity may be recognized.
Restrictions on Bank Holding Company Dividends. The Federal Reserve has the authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The Federal Reserve has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company’s net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. Further, under the Federal Reserve’s capital rules, the Company’s ability to pay dividends is restricted if it does not maintain capital above the capital conservation buffer. See “Capital Adequacy and Safety and Soundness -Regulatory Capital Requirements” above.
Restrictions on Bank Dividends. The Federal Reserve has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. In addition, a state member bank may not declare or pay a dividend (i) if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the bank’s net income during the current calendar year and the retained net income of the prior two calendar years or (ii) that would exceed its undivided profits, in each case unless the dividend has been approved by the Federal Reserve. A state member bank may not declare and pay a dividend that would exceed the bank’s undivided profits. The payment of dividends by a bank is also restricted pursuant to various state regulatory limitations.

Certain Transactions by Bank Holding Companies with their Affiliates

There are various statutory restrictions on the extent to which bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with their insured depository institution subsidiaries. An insured depository institution (and its subsidiaries) may not lend money to, or engage in covered transactions with, its non-depository institution affiliates if the aggregate amount of covered transactions outstanding involving the bank, plus the proposed transaction exceeds the following limits: (i) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. For this purpose, “covered transactions” are defined by statute to include a loan or extension of credit to an affiliate; a purchase of or investment in securities issued by an affiliate; a purchase of assets from an affiliate unless exempted by the Federal Reserve; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company; the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate; securities borrowing or lending transactions with an affiliate that creates a credit exposure to such affiliate; or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate. Covered transactions are also subject to certain collateral security requirements. Covered transactions as well as other types of transactions between a bank and a bank holding company must be conducted under terms and conditions, including credit standards, that are at least as favorable to the bank as prevailing market terms. If a banking organization elects to use the community bank leverage ratio framework described in “Capital Adequacy and Safety and Soundness - Regulatory Capital Requirements” above, the banking organization would be required to measure the amount of covered transactions as a percentage of Tier 1 capital, subject to certain adjustments. Moreover, Section 106 of the Bank Holding Company Act Amendments of 1970 provides that, to further competition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or the furnishing of any service.
Consumer Protection Regulation
The Company and the Bank are subject to federal and state laws designed to protect consumers and prohibit unfair, deceptive or abusive business practices, including the Equal Credit Opportunity Act, the Fair Housing Act, the Home Ownership Protection Act, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”), the GLBA, the Truth in Lending Act (“TILA”), the CRA, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with clients when taking deposits, making loans, collecting loans and providing other services. Further, the CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The Federal Reserve examines the Bank for compliance with CFPB rules and enforces CFPB rules with respect to the Bank.
Mortgage Reform. The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower’s ability to repay such mortgage loan, and allows borrowers to assert violations of certain provisions of TILA as a defense to foreclosure proceedings. Under the Dodd-Frank Act, prepayment penalties are prohibited for certain mortgage transactions and creditors are prohibited from financing insurance policies in connection with a residential mortgage loan or home equity line of credit. In addition, the Dodd-Frank Act prohibits mortgage originators from receiving compensation based on the terms of residential mortgage loans and generally limits the ability of a mortgage originator to be compensated by others if compensation is received from a consumer. The Dodd-Frank Act requires mortgage lenders to make additional disclosures prior to the extension of credit, and in each billing statement, for negative amortization loans and hybrid adjustable rate mortgages. The Economic Growth Act included provisions that ease certain requirements related to mortgage transactions for certain institutions with less than $10 billion in total consolidated assets.
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
Anti-Money Laundering
The Bank Secrecy Act. Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report to the U.S. Treasury any cash transactions involving more than $10,000. In addition, financial institutions are required to file suspicious activity reports for any transaction or series of transactions that involve at least $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), which amended the BSA, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions, such as the Bank, to adopt and implement additional policies or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity, currency transaction reporting, customer identity verification and customer risk analysis. In evaluating an application to acquire a bank or to merge banks or effect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the anti-money laundering compliance record of both the applicant and the target. In addition, under the USA PATRIOT Act, financial institutions are required to take steps to monitor their correspondent banking and private banking relationships as well as, if applicable, their relationships with “shell banks.”
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
Regulation of Other Activities
Registered Investment Advisers; ERISA. The Company conducts its investment advisory business through Boston Private Wealth and DGHM, each an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisers Act imposes numerous obligations on RIAs, including compliance with the anti-fraud provisions of the Advisers Act and fiduciary duties arising out of those provisions. RIAs must maintain a compliance program reasonably designed to prevent violation of the Advisers Act and are also subject to, recordkeeping, operational, and disclosure obligations. RIAs are also subject to regulation under the securities laws and fiduciary laws of certain states.
The Dodd-Frank Act requires the SEC to study the standard of care for brokers and investment advisers and report its findings to Congress. Further, the Dodd-Frank Act permits the SEC to impose a uniform standard of care on brokers and investment advisers based on the study’s findings. Pursuant to the Dodd-Frank Act, the SEC must also harmonize the enforcement of fiduciary standard violations under the Exchange Act and the Advisers Act. It is unclear how the studies and rulemaking relating to the fiduciary duties of brokers and investment advisers will affect the Company and the RIAs.
Each of the mutual funds for which DGHM acts as sub-adviser is an investment company registered with the SEC under the Investment Company Act of 1940, as amended (the “1940 Act”). Shares of each such fund are registered with the SEC under the Securities Act of 1933, as amended, and the shares of each fund are qualified for sale (or exempt from such qualification) under the laws of each state and the District of Columbia to the extent such shares are sold in any of such jurisdictions.

As a sub-adviser to registered investment companies, DGHM is subject to requirements under the 1940 Act and related SEC regulations, which limit such funds’ ability to enter into certain transactions with us or our affiliates. In addition, under provisions of the 1940 Act and Advisers Act governing advisory contracts, an assignment terminating a registered investment company’s sub-advisory contract with an RIA can occur as a result of the acquisition of that RIA by another company.
The Company, the Bank, and their respective subsidiaries are also subject to the Employee Retirement Income Security Act of 1974 (“ERISA”), and to regulations promulgated thereunder, insofar as they are a “fiduciary” under ERISA with respect to certain of their clients. ERISA and the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), impose certain duties on persons who are fiduciaries under ERISA and prohibit certain transactions by the fiduciaries (and certain other related parties) with such plans.
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

VI.  Taxation
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
Effective January 1, 2018, the Tax Cuts and Jobs Act (the “Tax Act”) reduced the federal corporate tax rate from 35% to 21% and eliminated the exemption for performance-based executive compensation.
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
ITEM 1A.RISK FACTORS
Before deciding to invest in us or deciding to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC. The risks and uncertainties described below and in our other filings are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, results of operations, and financial condition could be seriously harmed. In that event, the market price for our common stock could decline and you may lose some or all of your investment.
Our strategic plan and growth strategy may not be as successful as we project or expect.
We have adopted and are in the early stages of implementing a three-year strategy to increase our revenue by growing our wealth management platform, deposit base and commercial loan portfolio, while at the same time lowering our efficiency ratio and engaging in a complete digital and operational platform redesign. The successful implementation of the strategic plan will require, among other things, that we focus on organic growth as well as acquisitions. We believe that we have established a strong platform to support future growth, but there is no guarantee that our strategic plan or other initiatives that we may pursue will be as productive or effective as we expect, or at all.
We may be unable to attract and retain highly qualified employees.
Our success depends on the talent and ability of our employees. Competition for the best people can be intense, and we may not be able to hire or retain the employees that we depend upon for success, or the employees that we do hire may be restricted for a period of time in the activities that they may perform for us as a result of agreements with their previous employers. The unexpected loss of services of one or more of our key employees could jeopardize our relationships with our clients and lead to the loss of client accounts and relationships, causing an adverse impact on our business. This loss could further lead to a loss in employee skills and institutional knowledge. Frequently, we compete in the market for talent with entities that are not subject to comprehensive regulation, including with respect to the structure of incentive compensation. Our inability to attract new employees and retain and motivate our existing employees could adversely impact our business.
If we acquire or seek to acquire other companies in the future, our business may be negatively impacted by certain risks inherent in such acquisitions.
We continue to consider the acquisition of other private banking and wealth management and trust companies, as well as companies with other potential capabilities in the financial services industry. To the extent that we acquire or seek to acquire other companies in the future, our business may be negatively impacted by certain risks inherent in such acquisitions. These risks include, but are not limited to, the following:
•we may incur substantial expenses in pursuing potential acquisitions, which may negatively impact our results, whether or not the acquisition is completed;
•management may divert its attention from other aspects of our business;
•an acquired business may not perform in accordance with our expectations, including because we may lose key clients or employees of the acquired business as a result of the change in ownership;
•difficulties may arise in connection with the integration of the operations of the acquired business with our existing businesses;
•we may need to make significant investments in infrastructure, controls, staff, emergency backup facilities or other critical business functions that become strained by our growth;
•we may assume potential and unknown liabilities of the acquired company as a result of an acquisition; and
•an acquisition may dilute our earnings per share, in both the short and long-term, or it may reduce our regulatory and tangible capital ratios.
As a result of these risks, any given acquisition, if and when consummated, may adversely affect our results of operations, and financial condition. In addition, because the consideration for an acquisition may involve cash, debt or the issuance of shares of our stock and may involve the payment of a premium over book and market values, existing shareholders may experience dilution in connection with any acquisition.
Our business may be adversely affected if we fail to adapt our products and services to evolving industry standards and consumer preferences.
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. The widespread adoption of new technologies, including internet services, cryptocurrencies and payment systems, could require substantial expenditures to modify or adapt our existing products and services as we grow and develop our internet banking and mobile banking channel strategies in addition to remote connectivity solutions. We might not be successful in developing or introducing new products and services, integrating new products or services into our existing offerings, responding or adapting to changes in consumer behavior, preferences, spending, investing and/or saving habits, achieving market acceptance of our products and services, reducing costs in response to pressures to deliver products and services at lower prices or sufficiently developing and maintaining loyal customers.
We face significant and increasing competition in the financial services industry.
We operate in a highly competitive environment that includes financial and non-financial services firms, including traditional banks, digital banks, financial technology companies and others. These companies compete on the basis of, among other factors, size, location, quality and type of products and services offered, price, technology, brand recognition and reputation. Emerging technologies have the potential to further intensify competition and accelerate disruption in the financial services industry. In recent years, non-financial services firms, such as financial technology companies, have begun to offer services traditionally provided by financial institutions. These firms attempt to use technology and mobile platforms to enhance the ability of companies and individuals to borrow, save and invest money. Our ability to compete successfully depends on a number of factors, including our ability to develop and execute strategic plans and initiatives; to develop competitive products and technologies; and to attract, retain and develop a highly skilled employee workforce. If we are not able to compete successfully, we could be placed at a competitive disadvantage, which could result in the loss of customers and market share, and have an adverse effect on our business, results of operations, and financial condition.
Our ability to attract and retain clients and employees, and to maintain relationships with vendors, third-party service providers and others, could be adversely affected if our reputation is harmed.
We are dependent on our reputation within our market areas, as a trusted and responsible financial services company, for all aspects of our relationships with clients, employees, vendors, third-party service providers, and others with whom we conduct business or potential future business. Our ability to maintain these relationships could be adversely affected to the extent our reputation is damaged. Our actual or perceived failure to address various issues could give rise to reputational risk that could cause harm to us and our business prospects. These issues include, but are not limited to, legal and regulatory requirements; privacy; cybersecurity; properly maintaining client and employee personal information; record keeping; money-laundering; sales and trading practices; ethical issues; appropriately addressing potential conflicts of interest; and the proper identification and disclosure of the legal, reputational, credit, liquidity, and market risks inherent in our products and services. Failure to appropriately address any of these issues could also give rise to additional regulatory restrictions, reputational harm, and legal risks, which could, among other consequences, increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines, and penalties and cause us to incur related costs and expenses. In addition, our businesses are dependent on the integrity of our employees. If an employee were to misappropriate any client funds or client information, our reputation could be negatively affected, which may result in the loss of accounts and have an adverse effect on our results of operations, and financial condition.
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
Failure to properly utilize implemented system enhancements in the future could result in write offs that could adversely impact our results of operations, and financial condition and could result in significant costs to remediate or replace the defective components. In addition, we may incur significant training, licensing, maintenance, consulting and depreciation expenses during and after systems implementations, and any such costs may continue for an extended period of time.
We face continuing and growing security risks to our information base, including the information we maintain relating to our customers.
In the ordinary course of business, we rely on electronic communications and information systems to conduct our business and to store sensitive data, including our confidential information and financial and personal information regarding customers. Our electronic communications and information systems infrastructure could be susceptible to cyberattacks, hacking, identity theft, computer viruses, malicious code, ransomware, phishing attacks, terrorist activity or other information security breaches. This risk has increased significantly due to the use of online, telephonic and mobile channels by clients and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. We have implemented, and regularly review and update, extensive systems of internal controls and procedures as well as corporate governance policies and procedures intended to protect our business operations, including the security and privacy of all confidential customer information. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs. No matter how well designed or implemented the controls are, we cannot provide an absolute guarantee to protect our business operations from every type of problem in every situation. A failure or circumvention of these controls could have an adverse effect on our business, results of operations, and financial condition.
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
Our business is highly regulated, and changes in the laws and regulations that apply to us could have an adverse impact on our business.
We are subject to extensive federal and state regulation and supervision. Federal and state laws and regulations govern numerous matters affecting us, including changes in the ownership or control of banks and bank holding companies; maintenance of adequate capital and the financial condition of a financial institution; permissible types, amounts and terms of extensions of credit and investments; permissible non-banking activities; the level of reserves against deposits; and restrictions on dividend payments. The Federal Reserve and the Commissioner have the power to issue cease and desist orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which we and the Bank may conduct business and obtain financing. In addition, our RIAs are subject to regulation under the Advisors Act, federal and state securities laws and fiduciary laws. The Advisers Act imposes numerous obligations on RIAs, including fiduciary, record keeping, operational and disclosure obligations.

The laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. These changes could adversely impact us. Such changes could, among other things, subject us to additional costs, including costs of compliance; limit the types of financial services and products we may offer; and/or increase the ability of non-banks to offer competing financial services and products. Failure to comply with laws, regulations, policies, or supervisory guidance could result in enforcement and other legal actions by federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, the revocation of a banking charter or registration as an investment adviser, other sanctions by regulatory agencies, civil money penalties, and/or reputational damage, any of which could have an adverse effect on our business, results of operations, and financial condition. See Part I. Item 1. “Business - Supervision and Regulation.”
We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and any failure to comply with these laws could lead to a wide variety of sanctions.
The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose community investment and nondiscriminatory lending requirements on financial institutions. The CFPB, the Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the CRA, the Equal Credit Opportunity Act, the Fair Housing Act or other fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions, restrictions on expansion and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have an adverse effect on our business, reputation, results of operation, and financial condition.
We may become subject to enforcement actions even though noncompliance was inadvertent or unintentional.
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
From time to time we are named as a defendant or are otherwise involved in various regulatory investigations and legal proceedings, including class actions and other litigation or disputes with third parties. There is no assurance that litigation with private parties will not increase in the future. Future actions against us may result in judgments, settlements, fines, penalties or other results adverse to us, which could negatively affect our business, results of operations, and financial condition, or cause serious reputational harm to us. As a participant in the financial services industry, it is likely that we could experience a high level of litigation related to our businesses and operations.
Climate change, severe weather, natural disasters, acts of terrorism and other external events could harm our business.
Natural disasters, including severe weather events of increasing strength and frequency due to climate change, can disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and negatively affect the economies in which we operate, which could have an adverse effect on our results of operations, and financial condition. A significant natural disaster, such as a tornado, hurricane, earthquake, fire or flood, could have an adverse impact on our ability to conduct business, and our insurance coverage may be insufficient to compensate for losses that may occur. Acts of terrorism, war, civil unrest, or pandemics could cause disruptions to our business or the economy as a whole. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have an adverse effect on our business, results of operations, and financial condition.
Our business may be negatively impacted by changes in economic and market conditions.
A worsening of economic and market conditions, downside shocks, or a return to recessionary economic conditions could result in adverse effects on us and others in the financial services industry.

Our Private Banking segment primarily serves individuals and smaller businesses located in three geographic regions: New England, Northern California, and Southern California. The ability of our clients to repay their loans is impacted by the economic conditions in these areas. The Bank’s commercial loans, with limited exceptions, are secured by real estate, marketable securities, or corporate assets. Substantially all of the Bank’s residential mortgage and home equity loans are secured by residential property. Consequently, the Bank’s ability to continue to originate real estate loans may be impaired by the weakening or deterioration in local and regional economic conditions in the real estate markets, including as a result of, among other things, natural disasters. A borrower’s default on its obligations under one or more Bank loans may result in lost principal and interest income and increased operating expenses as a result of the allocation of management time and external resources to the collection and workout of the loan. Where collection efforts are unsuccessful or acceptable workout arrangements cannot be reached, the Bank may have to charge off the loan in whole or in part, and the Bank may acquire the real estate or other assets, if any, that secure the loan. The amount owed under the defaulted loan may exceed the value of the assets acquired.
Our Wealth Management and Trust segment may be negatively impacted by changes in general economic and market conditions because the performance of such businesses is directly affected by conditions in the financial and securities markets. The financial markets and businesses operating in the securities industry are highly volatile (meaning that performance results can vary greatly within short periods of time) and are directly affected by, among other factors, domestic and foreign economic conditions and general trends in business and finance, all of which are beyond our control. Declines in the financial markets or a lack of sustained growth may adversely affect the market value of the assets that we manage. In addition, our management contracts generally provide for fees payable for services based on the market value of assets under management, although there are a portion of our contracts that provide for the payment of fees based on investment performance in addition to a base fee. Because most contracts provide for a fee based on market values of securities, fluctuations in the underlying securities values may have an adverse effect on fees and therefore our results of operations, and financial condition.
Prepayments of loans may negatively impact our banking business.
Generally, the Bank’s clients may prepay the principal amount of their outstanding loans at any time. The rate at which such prepayments occur, as well as the size of such prepayments, are within our clients’ discretion. Fluctuations in interest rates, in certain circumstances, may also lead to high levels of loan prepayments, which may also have an adverse impact on our net interest income. If clients prepay the principal amount of their loans, and we are unable to lend those funds to other borrowers or invest the funds at the same or higher interest rates, our interest income will be reduced. A significant reduction in interest income could have a negative impact on our results of operations, and financial condition.
The soundness of other financial institutions could adversely affect us.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to many different financial institutions, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, other commercial banks, investment banks, mutual and hedge funds, and other financial institutions. As a result, defaults by, or even negative rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity problems and losses or defaults by us or by other institutions and organizations. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be liquidated or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to us. There is no assurance that any such losses would not materially and adversely affect our results of operations, and financial condition.
Our cost of funds for banking operations may increase as a result of general economic conditions, interest rates and competitive pressures.
The Bank has traditionally obtained funds principally through deposits and borrowings. As a general matter, deposits are a cheaper source of funds than borrowings, because interest rates paid for deposits are typically less than interest rates charged for borrowings. We compete with banks and other financial institutions for deposits. If, as a result of general economic conditions, market interest rates, competitive pressures, or otherwise, the amount of deposits at the Bank decreases relative to its overall banking operations, the Bank may have to rely more heavily on higher cost borrowings as a source of funds in the future or otherwise reduce its loan growth or pursue loan sales. Higher funding costs reduce our net interest margin, net interest income, and net income.
Fluctuations in interest rates may negatively impact our banking business.
The Bank’s earnings and financial condition are largely dependent on net interest income, which represents the difference between the interest income earned on interest-bearing assets (usually loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (usually deposits and borrowings). The relative rates of interest we earn and pay are highly sensitive to many factors beyond our control, including general economic conditions, and changes in monetary or fiscal policies of the Federal Reserve and other governmental authorities. A narrowing of this interest rate spread and the shape of the yield curve could adversely affect the Bank’s net interest income, which also could negatively impact its earnings and financial condition. As a result, the Bank has adopted asset and liability management policies to mitigate the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments, funding sources, and derivatives. However, even with these policies in place, a change in interest rates can impact our results of operations, and financial condition.
An increase in interest rates could also have a negative impact on the Bank’s results of operations by reducing the ability of borrowers to repay their current floating or adjustable rate loan obligations, which could not only result in increased loan defaults, foreclosures, and charge-offs, but also necessitate increases to our allowance for loan losses.
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
A possible future downgrade of the sovereign credit ratings of the U.S. government and a decline in the perceived creditworthiness of U.S. government-related obligations could impact our ability to obtain funding that is collateralized by these affected instruments held by us, as well as affect the pricing of that funding when it is available. A downgrade may also adversely affect the market value of such instruments held by us. We cannot predict if, when or how any changes to the credit ratings or perceived creditworthiness of these organizations will affect economic conditions. Such ratings actions could result in a significant adverse impact on us. Among other things, a downgrade in the U.S. government’s credit rating could adversely impact the value of our securities portfolio and may trigger requirements that the Company post additional collateral for trades relative to these securities. A downgrade of the sovereign credit ratings of the U.S. government or the credit ratings of related institutions, agencies or instruments would significantly exacerbate the other risks to which we are subject and any related adverse effects on our business, results of operations, and financial condition.
Our allowance for loan losses may not be adequate to cover actual loan losses, and an increase in the allowance for loan losses will adversely affect our earnings.
We maintain an allowance for loan losses based on available information, including the quality of our loan portfolio, certain economic conditions, the historical rate of defaulted loans, the value of the underlying collateral, and the level of our nonaccruing and criticized loans. We rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors, in determining the level required for the allowance for loan losses. If we determine that further increases in the allowance for loan losses are necessary, the increase will adversely affect our earnings. In addition, bank regulatory agencies periodically review the allowance for loan losses, and may require us to adjust the allowance based on their judgment about information available to them at the time of their examination. These adjustments could negatively impact our results of operations, and financial condition.
The accounting rules related to the calculation of the allowance for loan losses changed effective January 1, 2020. The prospective application of the new rules could significantly change the amount of future provision for loan loss expenses as compared to the previous rules. The change in the allowance for loan losses at the time of adoption, consistent with what is known, could result in an increase to retained earnings based on the new rules. For further information, see Part II. Item 8. “Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies.”
Our loan portfolio includes commercial loans, commercial real estate loans, and construction and land loans, which are generally riskier than other types of loans.
At December 31, 2019, our commercial loans, commercial real estate loans, and construction and land loans portfolios comprised 56% of total loans. These types of commercial loans generally carry larger loan balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. These loans may lack standardized terms and may include a significant principal balance or “balloon” payment due on maturity. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions, interest rates, and collateral values. Repayment of these loans is generally more dependent on the economy and the successful operation of the underlying business. Because of the risks associated with commercial loans, we may experience higher rates of default than if our loan portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our results of operations, and financial condition.
Environmental liability associated with commercial lending could result in losses.
In the course of business, the Bank may acquire, through foreclosure or other similar proceedings, properties securing loans it has originated or purchased which are in default. Particularly in commercial real estate lending, there is a risk that material environmental violations could be discovered at these properties. In this event, we or the Bank might be required to remedy these violations at the affected properties at our sole cost and expense. The cost of this remedial action could substantially exceed the value of affected properties. We may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties as a result of their condition. These events could have an adverse effect on our business, results of operations, and financial condition.
We may be required to repurchase mortgage loans or indemnify buyers against losses in some circumstances, which could harm liquidity, results of operations, and financial condition.
When mortgage loans are sold, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to purchasers, guarantors and insurers, including government-sponsored entities, about the mortgage loans and the manner in which they were originated. Whole loan sale agreements require us to repurchase or substitute mortgage loans, or indemnify buyers against losses, in the event we breach these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of early payment default of the borrower on a mortgage loan. If repurchase and indemnity demands increase and such demands are valid claims and are in excess of our provision for potential losses, our liquidity, results of operations, and financial condition may be adversely affected.
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
Our accounting policies and methods are fundamental to how we record and report our results of operations and financial condition. From time to time, the Financial Accounting Standards Board, or “FASB,” changes the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to anticipate and difficult and costly to implement and can materially impact how we record and report our results of operations, and financial condition. In some cases, we could be required to retroactively apply a new or revised standard, resulting in changes to previously reported financial results. For example, in June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") that, effective January 1, 2020, substantially changed the accounting for credit losses on loans and other financial assets held by banks, financial institutions, and other organizations. The standard removed the existing “probable” threshold in GAAP for recognizing credit losses and instead requires companies to reflect their estimate of credit losses over the life of the financial assets. Companies must consider all relevant information when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts. The ongoing impact to earnings is expected to be more volatile and could adversely impact our reported earnings and lending activity.
Goodwill and other intangible asset impairment would negatively affect our results of operations and financial condition.
Generally, the acquirer in a business combination is willing to pay more for a business than the sum of the fair values of the individual assets and liabilities because of other inherent value associated with an assembled business. The resulting excess of the consideration paid over the net fair value of the identifiable assets acquired and liabilities assumed as of the date of acquisition, is recognized as goodwill. An essential part of the acquisition method of accounting is the recognition and measurement of identifiable intangible assets, separate from goodwill, at fair value. At December 31, 2019, our goodwill and net intangible assets totaled $68.0 million.

Under current accounting standards, goodwill acquired in a business combination is recognized as an asset and not amortized. Instead, goodwill is tested for impairment on an annual basis, or more frequently if there is a triggering event that may indicate the possibility of impairment. Indefinite-lived intangible assets are amortized and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable.
If we determine goodwill or intangible assets are impaired, we will be required to write-down the value of these assets. We have had to take such impairment charges in the past, and we cannot assure you that we will not be required to take further impairment charges in the future. Any impairment charge would have a negative effect on our results of operations, and financial condition.
Changes in tax law and differences in interpretation of tax laws and regulations may adversely impact our financial statements.
From time to time, local, state or federal tax authorities change tax laws and regulations, which may result in a decrease or increase to our net deferred tax assets. At December 31, 2019, our net deferred tax assets were $11.4 million. We assess the likelihood that our net deferred tax assets will be realizable based primarily on future taxable income and, if necessary, establish a valuation allowance for those deferred tax assets determined to not likely be realizable. Management judgment is required in determining the appropriate recognition of deferred tax assets and liabilities, including projections of future taxable income, as well as the character of that income.
Local, state or federal tax authorities may interpret tax laws and regulations differently than we do and challenge tax positions that we have taken on tax returns. This may result in differences in the treatment of revenues, deductions, credits and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest or penalties that could have an adverse effect on our results of operations.
We are a holding company and depend on our subsidiaries for dividends.
We are a legal entity that is separate and distinct from the Bank and DGHM, and we depend on dividends from the Bank and, to a lesser extent, DGHM, to fund dividend payments on our common stock and payments on our other obligations. Our right, and consequently the right of our shareholders, to participate in any distribution of the assets or earnings of the Bank and DGHM through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the Bank (including depositors) and DGHM, except to the extent that certain claims of ours in a creditor capacity may be recognized. A reduction or elimination of dividends could adversely affect the market price of our common stock.
Holders of our common stock are entitled to receive dividends only when, as, and if declared by our Board of Directors. Although we have historically declared cash dividends on our common stock, we are not required to do so. Our Board of Directors may reduce or eliminate our common stock dividend in the future. The Federal Reserve has authority to prohibit us and the Bank from paying dividends if such payment, in its opinion, would constitute an unsafe or unsound practice. In addition, we are required to inform and consult with the Federal Reserve in advance of declaring a dividend that exceeds earnings for the period for which the dividend is being paid. See Part I. Item 1. “Business - Supervision and Regulation - Dividend Restrictions” and “Business - Supervision and Regulation - Regulatory Capital Requirements.”
We are subject to liquidity risk, which could negatively affect our funding levels.
Market conditions or other events could negatively affect our access to or the cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, or fund asset growth and new business initiatives at a reasonable cost, in a timely manner and without adverse consequences.
Although we maintain a liquid asset portfolio and have implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned, as well as unanticipated changes in assets, liabilities, and off-balance sheet commitments under various economic conditions, a substantial, unexpected, or prolonged change in the level or cost of liquidity could have a material adverse effect on us. If the cost effectiveness or the availability of supply in these credit markets is reduced for a prolonged period of time, our funding needs may require us to access funding and manage liquidity by other means. These alternatives may include generating client deposits, securitizing or selling loans, extending the maturity of wholesale borrowings, borrowing under certain secured borrowing arrangements, using relationships developed with a variety of fixed income investors, and further managing loan growth and investment opportunities. These alternative means of funding may result in an increase to the overall cost of funds and may not be available under stressed conditions, which would cause us to liquidate a portion of our liquid asset portfolio to meet any funding needs.

Uncertainty about the future of London Interbank Offered Rate ("LIBOR") may adversely affect our business.
LIBOR is used extensively in the US as a benchmark for various commercial and financial contracts, including funding sources, adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives. LIBOR is set based on interest rate information reported by certain banks, which will stop reporting such information after 2021. It is uncertain at this time whether LIBOR will change or cease to exist or the extent to which those entering into financial contracts will transition to any other particular benchmark. Other benchmarks may perform differently than LIBOR or may have other consequences that cannot currently be anticipated. It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which of those instruments may remain outstanding or be renegotiated if LIBOR ceases to exist. The uncertainty regarding the future of LIBOR as well as the transition from LIBOR to another benchmark rate or rates could have adverse impacts on our funding costs or net interest margins, as well as any floating-rate obligations, loans, deposits, derivatives, and other financial instruments that currently use LIBOR as a benchmark rate and, ultimately, adversely affect our results of operations, and financial condition.
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
We cannot assure you that such capital will be available to us on acceptable terms or at all. Our inability to raise sufficient additional capital on acceptable terms when needed could adversely affect our businesses, results of operations, and financial condition.
The market price and trading volume of our common stock may be volatile.
The market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:
•quarterly variations in our operating results or the quality of our assets;
•operating results that vary from the expectations of management, securities analysts, or investors;
•changes in expectations as to our future financial performance;
•announcements of innovations, new products, strategic developments, significant contracts, litigation, acquisitions, divestitures, reorganizations, restructurings and other material events by us or our competitors;
•the operating and securities price performance of other companies that investors believe are comparable to us;
•our past and future dividend and share repurchase practices;
•regulatory developments and actions;
•future sales of our equity or equity-related securities; and
•changes in global financial markets and global economies and general market conditions, such as interest rates, stock, commodity or real estate valuations or volatility.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Company and its subsidiaries primarily conduct operations in leased premises; however, the Bank owns the building in which one of its offices is located. The Bank leases the land upon which this building is located. The Company’s headquarters is located at Ten Post Office Square, Boston, Massachusetts. See “Private Banking” and “Wealth Management and Trust” in Part I. Item 1. “Business - General” for further detail.
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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
I. Market for Common Stock
The Company’s common stock, par value $1.00 per share, is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “BPFH.” At February 21, 2020, there were 83,363,841 shares of common stock outstanding. The number of holders of record of the Company’s common stock as of February 21, 2020 was 786. The closing price of the Company’s common stock on February 21, 2020 was $11.56.
II. Dividends
Payment of dividends by the Company on its common stock is subject to various factors, including regulatory restrictions and guidelines. See Part I. Item 1. “Business - Supervision and Regulation - Dividend Restrictions” for further detail.
III.  Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding securities authorized for issuance under our equity compensation plans will be included in the definitive Proxy Statement (the “Proxy Statement”) for the 2020 Annual Meeting of Shareholders to be held on April 23, 2020 and is incorporated herein by reference.
IV.  Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities of the Company for the year ended December 31, 2019.
V. Issuer Repurchases
The following table summarizes repurchases of the Company’s outstanding common shares for the three months ended December 31, 2019:

	Issuer Purchases of Equity Securities
Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum approximate dollar value of shares that may yet be purchased under the plans
October 1 - 31, 2019	—	$—	—	$12,807,043
November 1 - 30, 2019	—	—	—	12,807,043
December 1 - 31, 2019	—	—	—	12,807,043
Total	—	$—	—	$12,807,043
On August 13, 2019, the Company received a notice of non-objection from the Federal Reserve Bank of Boston for a share repurchase program of up to $20.0 million of the Company’s outstanding common shares. Under the program, shares may be repurchased from time to time in the open market or in privately negotiated transactions in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations, for a one-year period. The program does not obligate the Company to purchase any shares. The repurchases will be funded from cash on hand, available borrowings or proceeds from potential debt or other capital markets sources. The share repurchase program may be suspended or discontinued at any time by the Company without prior notice. The Company’s Board of Directors approved the program, subject to regulatory non-objection, on August 7, 2019.
VI.  Performance Graph
The Total Return Performance Graph set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company’s common stock, based on the market price of the Company’s common stock, with the total return on companies within the NASDAQ Composite Index and companies within the S&P Global Market Intelligence $5 billion-$10 billion Bank Index. The calculation of cumulative return assumes a $100 investment in the Company’s common stock, the NASDAQ Composite Index, and the S&P Global Market Intelligence $5 billion-$10 billion Bank Index on December 31, 2014. It also assumes that all dividends are reinvested during the relevant periods.

Total Return Performance
250
200
150
100
50
Index Value
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
BPFH
NASDAQ Composite Index
SNL Bank $5B-$10B

___________
Source: S&P Global Market Intelligence

	Year Ending December 31,
	2014	2015	2016	2017	2018	2019
BPFH	$100.00	$86.74	$131.03	$125.79	$88.87	$105.53
NASDAQ Composite Index	100.00	106.96	116.45	150.96	146.67	200.49
SNL Bank $5 billion-$10 billion	100.00	113.92	163.20	162.59	147.15	182.34

ITEM 6.  SELECTED FINANCIAL DATA
The following table represents selected financial data for the last five fiscal years ended December 31, 2019. The data set forth below does not purport to be complete. It should be read in conjunction with, and is qualified in its entirety by, the more detailed information appearing elsewhere herein, including the Company’s Consolidated Financial Statements and related notes.

	2019	2018	2017	2016	2015
At December 31:		(In thousands, except share data)
Total balance sheet assets	$8,830,501	$8,494,625	$8,311,744	$7,970,474	$7,542,508
Loans held for sale	7,386	2,812	4,697	3,464	8,072
Total loans (excluding loans held for sale)	6,976,704	6,893,158	6,505,028	6,114,354	5,719,212
Allowance for loan losses	71,982	75,312	74,742	78,077	78,500
Cash and investments (1)	1,376,863	1,255,253	1,425,418	1,507,845	1,474,737
Goodwill and intangible assets	67,959	69,834	91,681	169,279	185,089
Deposits	7,241,476	6,781,170	6,510,246	6,085,146	6,040,437
Borrowed funds	510,590	813,435	862,213	980,192	625,902
Total shareholders’ equity	819,018	753,954	785,944	768,481	746,613
Nonperforming assets (2)	16,103	14,458	14,295	19,005	27,347
Net loans (charged-off)/recovered	234	2,768	4,334	6,512	4,217
Assets under management and advisory (“AUM”):
Wealth Management and Trust	$15,224,000	$14,206,000	$14,781,000	$13,301,000	$14,242,000
Other	1,544,000	1,715,000	2,004,000	1,803,000	1,841,000
Total AUM, excluding Anchor and BOS	$16,768,000	$15,921,000	$16,785,000	$15,104,000	$16,083,000
AUM at Anchor	—	—	9,277,000	8,768,000	8,111,000
AUM at BOS	—	—	4,434,000	3,696,000	3,422,000
LESS: Inter-company relationships	—	—	(11,000)	(11,000)	(21,000)
Total AUM, including Anchor and BOS	$16,768,000	$15,921,000	$30,485,000	$27,557,000	$27,595,000
For The Year Ended December 31:
Net interest income	$228,076	$234,566	$224,686	$200,438	$185,770
Provision/(credit) for loan losses	(3,564)	(2,198)	(7,669)	(6,935)	(1,555)
Net interest income after provision/(credit) for loan losses	231,640	236,764	232,355	207,373	187,325
Fees and other income	101,547	149,997	153,966	158,787	161,169
Operating expense excl. restructuring and impairment of goodwill	228,560	259,527	275,035	253,408	251,457
Restructuring expense	1,646	7,828	—	2,017	3,724
Impairment of goodwill	—	—	24,901	9,528	—
Income from continuing operations before income taxes	102,981	119,406	86,385	101,207	93,313
Income tax expense (3)	22,591	37,537	46,196	30,963	30,392
Net income from continuing operations	80,390	81,869	40,189	70,244	62,921
Net income from discontinued operations	—	2,002	4,870	5,541	6,411
Less: Net income attributable to noncontrolling interests	362	3,487	4,468	4,157	4,407
Net income attributable to the Company	$80,028	$80,384	$40,591	$71,628	$64,925
(Continued)

	2019	2018	2017	2016	2015
At December 31:		(In thousands, except share data)
Per Share Data:
Total diluted earnings per share	$0.97	$0.92	$0.42	$0.81	$0.74
Diluted earnings per share from continuing operations	$0.97	$0.90	$0.36	$0.74	$0.66
Weighted average basic common shares outstanding	83,430,740	83,596,685	82,430,633	81,264,273	80,885,253
Weighted average diluted common shares outstanding	83,920,792	85,331,314	84,802,565	83,209,126	83,393,090
Cash dividends per share	$0.48	$0.48	$0.44	$0.40	$0.36
Book value per share (4)	$9.84	$9.01	$8.77	$8.61	$8.38

Selected Operating Ratios:
Return on average assets, as adjusted (non-GAAP) (5)	0.93%	1.00%	0.97%	1.02%	0.95%
Return on average common equity, as adjusted (non-GAAP) (5)	10.10%	11.19%	10.13%	10.22%	9.37%
Return on average tangible common equity, as adjusted (non-GAAP) (5)	11.35%	13.07%	13.60%	14.43%	13.83%
Efficiency ratio (non-GAAP) (6)	68.52%	66.20%	69.06%	66.91%	68.37%
Net interest margin (7)	2.80%	2.92%	2.89%	2.79%	2.76%
Total fees and other income/ total revenue (8)	30.81%	39.00%	40.66%	44.20%	46.45%

Asset Quality Ratios:
Nonaccrual loans/total loans (excluding loans held for sale)	0.23%	0.20%	0.22%	0.28%	0.46%
Nonperforming assets/total assets	0.18%	0.17%	0.17%	0.24%	0.36%
Allowance for loan losses/total loans (excluding loans held for sale)	1.03%	1.09%	1.15%	1.28%	1.37%
Allowance for loan losses/nonaccrual loans	4.47	5.36	5.23	4.51	2.95

Other Ratios:
Dividend payout ratio	49%	52%	105%	49%	49%
Total equity/total assets	9.27%	8.88%	9.46%	9.64%	9.90%
Tangible common equity/tangible assets ratio (non-GAAP) (9)	8.57%	8.12%	7.33%	7.07%	6.98%
Tier 1 common equity/risk-weighted assets (9)	11.42%	11.40%	10.32%	10.00%	9.80%

Reconciliations from the Company’s GAAP Return on average equity ratio to the Non-GAAP Return on average common equity ratio, and the Non-GAAP Return on average tangible common equity ratio are presented below:

	2019	2018	2017	2016	2015
	(In thousands)
Total average shareholders’ equity	$797,053	$759,868	$797,756	$769,617	$729,489
LESS: Average Series D preferred stock (non-convertible)	—	(21,718)	(47,753)	(47,753)	(47,753)
Average common equity (non-GAAP)	797,053	738,150	750,003	721,864	681,736
LESS: Average goodwill and intangible assets, net	(68,683)	(88,631)	(164,530)	(181,976)	(188,533)
Average tangible common equity (non-GAAP)	728,370	649,519	585,473	539,888	493,203

Net income attributable to the Company	$80,028	$80,384	$40,591	$71,628	$64,925
Less: Dividends on Series D preferred stock	—	(1,738)	(3,475)	(3,475)	(3,475)
Common net income (non-GAAP)	80,028	78,646	37,116	68,153	61,450
ADD: Amortization of intangibles, net of applicable tax	2,126	2,314	3,641	4,083	4,362
Tangible common net income (non-GAAP)	$82,154	$80,960	$40,757	$72,236	$65,812

LESS: Gain on fair value of contingent considerations receivable	$(1,109)	$—	$—	$—	$—
LESS: (Gain)/loss on sale of affiliates or offices	—	(18,142)	1,264	(2,862)	—
ADD: Anchor divestiture legal expense	—	—	400	—	—
ADD: Impairment of goodwill	—	—	24,901	9,528	—
ADD: Restructuring	1,646	7,828	—	2,017	3,724
LESS: Tax effects of adjusting items (10)	(24)	1,526	(582)	(3,039)	(1,303)
ADD: Impact on taxes from sale of Anchor	—	12,706	—	—	—
ADD: Impact from enactment of the Tax Act	—	—	12,880	—	—
Total adjustments due to notable items	$513	$3,918	$38,863	$5,644	$2,421
Net income attributable to the Company, as adjusted (non-GAAP)	$80,541	$84,302	$79,454	$77,272	$67,346
Common net income, as adjusted (non-GAAP)	$80,541	$82,564	$75,979	$73,797	$63,871
Tangible common net income, as adjusted (non-GAAP)	$82,667	$84,878	$79,620	$77,880	$68,233

Return on average assets	0.93%	0.96%	0.50%	0.95%	0.91%
Return on average assets, as adjusted (non-GAAP) (5)	0.93%	1.00%	0.97%	1.02%	0.95%
Return on average equity	10.04%	10.58%	5.09%	9.31%	8.90%
Return on average equity, as adjusted (non-GAAP) (5)	10.10%	11.09%	9.96%	10.04%	9.23%
Return on average common equity (non-GAAP) (5)	10.04%	10.65%	4.95%	9.44%	9.01%
Return on average common equity, as adjusted (non-GAAP) (5)	10.10%	11.19%	10.13%	10.22%	9.37%
Return on average tangible common equity (non-GAAP) (5)	11.28%	12.46%	6.96%	13.38%	13.34%
Return on average tangible common equity, as adjusted (non-GAAP) (5)	11.35%	13.07%	13.60%	14.43%	13.83%

The Company calculates the Efficiency ratio, FTE basis, by reducing Total operating expenses by Amortization of intangibles, Goodwill impairment, and Restructuring expense and increasing Total revenue by the FTE adjustment. A reconciliation from the Efficiency ratio, unadjusted to the Efficiency ratio, FTE basis, as adjusted, is presented below:

	2019	2018	2017	2016	2015
	(In thousands)
Total operating expense (GAAP)	$230,206	$267,355	$299,936	$264,953	$255,181
LESS: Amortization of intangibles	2,691	2,929	5,601	6,282	6,711
LESS: Goodwill impairment	—	—	24,901	9,528	—
LESS: Restructuring expense	1,646	7,828	—	2,017	3,724
Total operating expense, as adjusted (non-GAAP)	$225,869	$256,598	$269,434	$247,126	$244,746

Net interest income	$228,076	$234,566	$224,686	$200,438	$185,770
Fees and other income	101,547	149,997	153,966	158,787	161,169
Total revenue (8)	$329,623	$384,563	$378,652	$359,225	$346,939
Efficiency Ratio, unadjusted	69.84%	69.52%	79.21%	73.76%	73.55%
Efficiency Ratio, excluding amortization of intangibles; goodwill impairment, if any; and restructuring expense, if any	68.52%	66.20%	69.06%	66.91%	68.37%
A reconciliation from the Company’s GAAP Total shareholders' equity to total assets ratio to the non-GAAP Tangible common equity to tangible assets ratio and to the non-GAAP Tier 1 common equity to risk-weighted assets ratio is presented below:

	2019	2018	2017	2016	2015
	(In thousands)
Total assets	$8,830,501	$8,494,625	$8,311,744	$7,970,474	$7,542,508
LESS: Goodwill and intangible assets, net (11)	(67,959)	(69,834)	(138,775)	(169,279)	(185,089)
Tangible assets (non-GAAP)	$8,762,542	$8,424,791	$8,172,969	$7,801,195	$7,357,419
Total shareholders’ equity	$819,018	$753,954	785,944	768,481	746,613
LESS: Goodwill and intangible assets, net	(67,959)	(69,834)	(138,775)	(169,279)	(185,089)
Series D preferred stock (non-convertible)	—	—	(47,753)	(47,753)	(47,753)
Total adjustments	(67,959)	(69,834)	(186,528)	(217,032)	(232,842)
Tangible common equity (non-GAAP)	$751,059	$684,120	$599,416	$551,449	$513,771
Total equity/total assets	9.27%	8.88%	9.46%	9.64%	9.90%
Tangible common equity/tangible assets (non-GAAP)	8.57%	8.12%	7.33%	7.07%	6.98%

Total risk-weighted assets (12)	$6,530,804	$6,161,677	$5,892,286	$5,716,037	$5,449,239
Tier 1 common equity (12)	$745,926	$702,728	$607,800	$571,663	$534,241
Tier 1 common equity/risk-weighted assets (12)	11.42%	11.40%	10.32%	10.00%	9.80%
____________
(1)Cash and investments include the following line items from the Consolidated Balance Sheets: Cash and cash equivalents, Investment securities available-for-sale, Investment securities held-to-maturity, Equity securities at fair value, and Stock in Federal Home Loan Bank and Federal Reserve Bank.
(2)The Company's Nonperforming assets include Nonaccrual loans and other real estate owned (“OREO”), if any.
(3)The Company’s Income tax expense in 2017 included the impact of the Tax Act that was enacted on December 22, 2017. Among the significant changes to the Code, the Tax Act reduced the federal corporate tax rate from 35% to 21% effective January 1, 2018. The Company re-measured its deferred tax assets and liabilities at the lower federal corporate tax rate of 21% and recorded the additional tax expense impact in the fourth quarter of 2017, the period in which the Tax Act was enacted. The Company's Income tax expense in 2018 included the tax expense associated with the sales of Anchor and BOS, partially offset by the aforementioned impact of the Tax Cuts and Job Act (the "Tax Act").
(4)Book value per share is calculated by reducing the Company’s Total equity by the Series D preferred stock balance, if any, then dividing that value by the total common shares outstanding as of the end of that period.
(5)The Company uses certain non-GAAP financial measures, such as the Return on average common equity ratio and the Return on average tangible common equity ratio, to provide information for investors to effectively analyze financial trends of ongoing business activities, and to enhance comparability with peers across the financial sector.
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
(6)The Company uses certain non-GAAP financial measures to provide information for investors to effectively analyze financial trends of ongoing business activities, and to enhance comparability with peers across the financial sector. The Company excludes Impairment of goodwill and Amortization of intangibles in the calculation.
(7)Due to the lower federal tax rate beginning in 2018 and an increase in interest expense, the adjustment to report NIM on a fully taxable equivalent basis (“FTE”) has become immaterial. Therefore, the Company will only present NIM on a GAAP basis for all periods.
(8)Total revenue is defined as Net interest income plus Fees and other income.
(9)The Company uses certain non-GAAP financial measures, such as the Tangible common equity to tangible assets ratio, to provide information for investors to effectively analyze financial trends of ongoing business activities and to enhance comparability with peers across the financial sector.
The Company calculates Tangible assets by adjusting Total assets to exclude Goodwill and intangible assets. The Company calculates Tangible common equity by adjusting Total shareholders’ equity to exclude Goodwill, intangible assets, and equity from the Series D preferred stock (non-convertible), if any.
(10)Tax effect applied to all adjusting items except for the 2017 impairment of goodwill due to the nature of the goodwill impaired during that time period.
(11)Includes the goodwill and intangibles, net for Anchor and BOS for the periods held. For regulatory reporting, the goodwill and intangibles for Anchor are reclassified from other assets held for sale to goodwill and intangibles in regulatory reports and ratios.
(12)Risk-weighted assets were calculated under the regulatory rules in effect at the time of the original filing of the Federal Reserve report for the respective periods. Components of Tier 1 common equity, for all years presented, are based on the capital rules currently in effect.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements, the notes thereto, and other statistical information included in this Annual Report.
Executive Summary
The Company offers a wide range of private banking and wealth management services to high net worth individuals, families, businesses and select institutions through its two reportable segments: (i) Private Banking and (ii) Wealth Management and Trust. This Executive Summary provides an overview of the most significant aspects of our operating segments and the Company’s operations. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.
In October 2018, the Company entered into an agreement to sell its ownership interest in Bingham, Osborn & Scarborough, LLC (“BOS”) to the management team of BOS. The transaction closed in December 2018. In December 2017, the Company entered into an agreement to sell its ownership interest in Anchor Capital Advisors, LLC (“Anchor”) to the management team of Anchor. The transaction closed in April 2018. The results of BOS and Anchor for the periods held through the respective closing dates are included in the results of the Holding Company and Eliminations segment.
Net income attributable to the Company was $80.0 million for the year ended December 31, 2019, compared to $80.4 million in 2018 and $40.6 million in 2017. The Company recognized diluted earnings per share of $0.97 for the year ended December 31, 2019, compared to $0.92 in 2018 and $0.42 in 2017.
Key items that affected the Company’s 2019 results include:
•Net interest income for the year ended December 31, 2019 was $228.1 million, a decrease of $6.5 million, or 3%, compared to 2018. The decrease was primarily driven by the impact of higher funding costs, particularly money market deposits, partially offset by higher yields on loans, primarily residential and commercial and industrial loans. Net interest margin (“NIM”) decreased 12 basis points to 2.80% in 2019 from 2.92% in 2018. The decrease in 2019 was primarily driven by an increase in the total cost of deposits of 0.28%, partially offset by an increase in the yield on interest-earning assets of 0.14%.
•Total core fees and income, which includes Wealth management and trust fees, Investment management fees, Other banking fee income, and Gain on sale of loans, net for the year ended December 31, 2019 was $98.5 million, a decrease of $33.1 million, or 25%, from 2018. The decrease was primarily driven by the impact of the sales of BOS and Anchor in 2018. Excluding the impact of the sales, Total core fees and income decreased $2.4 million primarily driven by a decrease in Wealth management and trust fees, partially offset by an increase in Other banking fee income.
•Average total loans for the year ended December 31, 2019 were $7.0 billion, an increase of 5% from 2018, driven primarily by an increase in residential mortgage and commercial and industrial loans.
•Average total deposits for the year ended December 31, 2019 were $6.7 billion, an increase of 2% from 2018, primarily driven by an increase in money market accounts, partially offset by a decrease in savings and NOW accounts.
•The Company recorded a credit to the provision for loan losses of $3.6 million for the year ended December 31, 2019, compared to a credit of $2.2 million in 2018. The 2019 credit to the provision for loan losses was primarily driven by a net decrease in criticized and classified loans and a decrease in quantitative and qualitative loss factors, partially offset by a change in loan mix and loan volume.
•Total operating expense for the year ended December 31, 2019 were $230.2 million, a decrease of $37.1 million, or 14%, from 2018. The decrease was primarily driven by the impact of the sales of BOS and Anchor in 2018. Excluding the impact of these sales and the Restructuring charges, Total operating expense decreased $8.9 million, or 4%, primarily due to lower Salaries and benefits expense, partially offset by higher Professional services expense.
•AUM, excluding Anchor and BOS, increased $0.8 billion, or 5%, for the year ended December 31, 2019 to $16.8 billion, primarily driven by favorable market returns of $2.4 billion, partially offset by $1.6 billion of net outflows.

Private Banking
The following table presents a summary of selected financial data for the Private Banking segment for 2019, 2018, and 2017.

	As of and for the year ended December 31,			2019 vs. 2018		2018 vs. 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
	(In thousands)
Net interest income	$231,796	$238,036	$227,280	$(6,240)	(3)%	$10,756	5%
Fees and other income	13,869	9,366	10,856	4,503	48%	(1,490)	(14)%
Total revenue	245,665	247,402	238,136	(1,737)	(1)%	9,266	4%
Provision/(credit) for loan losses	(3,564)	(2,198)	(7,669)	(1,366)	62%	5,471	(71)%
Operating expense, before restructuring	156,639	158,646	149,008	(2,007)	(1)%	9,638	6%
Restructuring expense	1,252	6,617	—	(5,365)	(81)%	6,617	nm
Total operating expense	157,891	165,263	149,008	(7,372)	(4)%	16,255	11%
Income before income taxes	91,338	84,337	96,797	7,001	8%	(12,460)	(13)%
Income tax expense	19,110	16,313	43,356	2,797	17%	(27,043)	(62)%
Net income attributable to the Company	$72,228	$68,024	$53,441	$4,204	6%	$14,583	27%
Total loans	$6,976,704	$6,893,158	$6,505,028	$83,546	1%	$388,130	6%
Assets	$8,746,289	$8,424,967	$8,177,304	$321,322	4%	$247,663	3%
Deposits (1)	$7,308,307	$6,852,452	$6,600,934	$455,855	7%	$251,518	4%
____________
nm - not meaningful
(1)Deposits presented in this table do not include intercompany eliminations related to deposits in the Bank from the Holding Company.
The Company’s Private Banking segment reported Net income attributable to the Company of $72.2 million in the year ended December 31, 2019 compared to $68.0 million in 2018 and $53.4 million in 2017. The increase from 2018 to 2019 was primarily driven by a decrease in Total operating expense of $7.4 million, primarily due to a decrease in Restructuring expense, a decrease in Salaries and employee benefits expense, and a Provision credit for loan losses of $3.6 million. These decreases were partially offset by an increase in Income tax expense of $2.8 million and a decrease in Total revenue of $1.7 million, primarily due to lower Net interest income.
The increase in Net income attributable to the Company from 2017 to 2018 was primarily driven by a decrease in Income tax expense of $27.0 million due to the re-measurement of deferred tax assets at the new lower federal corporate tax rate enacted with the Tax Act in 2017, and an increase in Total revenue of $9.3 million due to higher Net interest income, partially offset by an increase in Total operating expense of $16.3 million due to higher Restructuring expense and Information services expense.
Total loans at the Bank increased $0.1 billion, or 1%, to $7.0 billion at December 31, 2019 from $6.9 billion at December 31, 2018. Total loans were 80% of total assets at the Bank at December 31, 2019, compared to 82% of total assets at December 31, 2018. A discussion of the Company’s loan portfolio can be found below in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio and Credit Quality.”
Deposits at the Bank increased $0.5 billion, or 7%, to $7.3 billion in 2019 from $6.9 billion in 2018. A discussion of the Company’s deposits can be found below in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition.”

Wealth Management and Trust
The following table presents a summary of selected financial data for the Wealth Management and Trust segment for 2019, 2018, and 2017.

	As of and for the year ended December 31,			2019 vs. 2018		2018 vs. 2017
	2019 (1)	2018 (1)	2017 (1)	$ Change	% Change	$ Change	% Change
	(In thousands)
Net interest income	$407	$338	$122	$69	20%	$216	nm
Fees and other income	75,949	79,192	76,237	(3,243)	(4)%	2,955	4%
Total revenue	76,356	79,530	76,359	(3,174)	(4)%	3,171	4%
Operating expense, before restructuring	57,981	65,282	69,966	(7,301)	(11)%	(4,684)	(7)%
Restructuring expense	394	1,210	—	(816)	(67)%	1,210	nm
Total operating expense	58,375	66,492	69,966	(8,117)	(12)%	(3,474)	(5)%
Income before income taxes	17,981	13,038	6,393	4,943	38%	6,645	nm
Income tax expense	5,768	4,145	3,982	1,623	39%	163	4%
Net income attributable to the Company	$12,213	$8,893	$2,411	$3,320	37%	$6,482	nm
AUM	$15,224,000	$14,206,000	$14,781,000	$1,018,000	7%	$(575,000)	(4)%
____________
nm - not meaningful
(1)With the integration of KLS into Boston Private Wealth in the third quarter of 2019, the results of KLS are included in the Wealth Management and Trust segment for all periods. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 3: Asset Sales and Divestitures” for additional information.
The Company’s Wealth Management and Trust segment reported Net income attributable to the Company of $12.2 million in the year ended December 31, 2019 compared to $8.9 million in 2018 and $2.4 million in 2017. The increase in Net income attributable to the Company from 2018 to 2019 was primarily driven by a decrease in Total operating expense of $8.1 million primarily due to a decrease in Salaries and employee benefits expense, Information systems expense, and Restructuring expense, partially offset by a decrease in Total revenue of $3.2 million from lower fees. The increase in operating results from 2017 to 2018 was primarily driven by a decrease in Operating expense, before restructuring of $4.7 million primarily due to a decrease in Salaries and employee benefits expense and an increase of $3.2 million in Total revenue due to higher Wealth management and trust fees from higher levels of business throughout the year.
AUM increased $1.0 billion, or 7%, to $15.2 billion at December 31, 2019 from $14.2 billion at December 31, 2018. In 2019, the increase in AUM was primarily driven by favorable market returns of $2.0 billion, partially offset by net outflows of $1.0 billion. In 2018, the decrease in AUM was primarily driven by unfavorable market returns of $0.7 billion and net outflows of $0.1 billion. The decrease in Total revenue of 4% from the prior year, although there was a 7% increase in AUM, is driven by a reduction in the effective fee rate, and the fact that a portion of the fee income is fixed in nature and is not impacted by AUM.
Critical Accounting Policies
Critical accounting policies reflect significant judgments and uncertainties, which could potentially result in materially different results under different assumptions and conditions. The Company considers the accounting policies below to be its most critical accounting policies, upon which its financial condition depends and which involve the most complex or subjective decisions or assessments.
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
General reserves are calculated for each loan pool consisting of pass graded loans segregated by portfolio segment by applying estimated net loss percentages based upon the Bank’s actual historical net charge-offs during the historical observation period and loss emergence period. In addition, consideration of qualitative factors are applied to arrive at a total loss factor for each portfolio segment. The rationale for qualitative adjustments is to more accurately reflect the current inherent risk of loss in the respective portfolio segments than would be determined through the sole consideration of the Bank’s actual historical net charge-off rates. The numerical factors assigned to each qualitative factor are based upon observable data, if applicable, as well as management’s analysis and judgment. The qualitative factors considered by the Company include:
•Volume and severity of past due, nonaccrual, and adversely graded loans,
•Volume and terms of loans,
•Concentrations of credit,
•Management’s experience, as well as loan underwriting and loan review policy and procedures,
•Economic and business conditions impacting the Bank’s loan portfolio, as well as consideration of collateral values, and
•External factors, including consideration of loss factor trends, competition, and legal and regulatory requirements.
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
In addition to the three primary components of the allowance discussed above (general reserves, allocated reserves on non-impaired special mention and substandard loans, and the specific reserves on impaired loans), the Bank may also maintain an insignificant amount of additional allowance (the unallocated allowance for loan losses). The unallocated reserve reflects the fact that the allowance is an estimate and contains a certain amount of imprecision risk. It represents risks identified by management that are not already captured in the qualitative factors discussed above. The unallocated allowance for loan losses is not considered significant by the Company and will remain at zero unless additional risk is identified.
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
Upon the adoption of ASU 2016-13, Financial Instruments (Topic 326) ("ASU 2016-13") on January 1, 2020, management's processes for the allowance for loan losses has changed. The updates in this standard replace the incurred loss impairment methodology in current GAAP with a current expected credit losses (“CECL”) model methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies” for further details.
Valuation of Goodwill/Intangible Assets and Analysis for Impairment
The Company allocates the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Other intangible assets identified in acquisitions generally consist of advisory contracts. The value attributed to advisory contracts is based on the time period over which they are expected to generate economic benefits. The advisory contracts are generally amortized over 8-15 years, depending on the contract.
The excess of the purchase price for acquisitions over the fair value of the net assets acquired, including other intangible assets, is recorded as goodwill. Goodwill is not amortized but is tested for impairment at the reporting unit level, defined as the affiliate level, at least annually in the fourth quarter or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred, based on the guidance in ASC 350, Intangibles -Goodwill and Other (“ASC 350”), as updated by ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). Goodwill impairment exists when a reporting unit’s carrying value of goodwill exceeds its implied fair value. In accordance with ASC 350, intangible assets with an indefinite useful economic life are not amortized, but are subject to impairment testing at the reporting unit on an annual basis, or when events or changes in circumstances indicate that the carrying amounts are impaired. Indefinite-lived intangible assets are tested for impairment by comparing the net carrying value of the asset or asset group to the fair value. Intangible asset impairment exists when the carrying value exceeds its implied fair value.
An entity may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill (“Step 0”). In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, an entity assesses relevant events and circumstances, such as the following:
•Macroeconomic conditions, such as a deterioration in general economic conditions, limitations on accessing capital, or other developments in equity and credit markets.
•Industry and market considerations, such as a deterioration in the environment in which an entity operates, an increased competitive environment, a decline in market-dependent multiples or metrics (considered in both absolute terms and relative to peers), a change in the market for an entity’s products or services, or a regulatory or political development.
•Overall financial performance, such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods.
•Other relevant entity-specific events, such as changes in management, key personnel, strategy, or customers; contemplation of bankruptcy; or litigation.
•Events affecting a reporting unit, such as a change in the composition or carrying amount of its net assets; a more likely than not expectation of selling or disposing all, or a portion, of a reporting unit; the testing for recoverability of a significant asset group within a reporting unit; or recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.
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
The Wealth Management and Trust segment is the only reportable segment that has goodwill. For the goodwill balances within Wealth Management and Trust, the Company utilizes both the income and market approaches to determine fair value. The income approach is primarily based on discounted cash flows derived from assumptions of income statement activity. For the market approach, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and revenue multiples of comparable companies are selected and applied to the reporting unit’s applicable metrics.
The fair value of the reporting unit is compared to market capitalization as an assessment of the appropriateness of the fair value measurement. A control premium analysis is performed to determine whether the implied control premium was within range of overall control premiums observed in the market place.
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
Income Tax Estimates
The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”). The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting basis for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes for a change in tax rates is recognized in income tax expense/(benefit) attributable to continuing operations in the period that includes the enactment date. Valuation allowances on deferred tax assets are estimated based on our assessment of the realizability of such amounts. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets.
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
Management considered the following items in evaluating the need for a valuation allowance:
•The Company had cumulative pre-tax income, as adjusted for permanent book-to-tax differences, during the preceding three year period.
•Deferred tax assets are expected to reverse in periods when there will be taxable income.
•The Company projects sufficient future taxable income to be generated by operations during the available carry-forward period.
•Certain tax planning strategies are available, such as reducing investments in tax-exempt securities.
•The Company has not had any operating loss or tax credit carryovers expiring unused in recent years.
The Company believes that it is more likely than not that the net deferred tax asset as of December 31, 2019 will be realized based primarily upon the ability to generate future taxable income. The Company does not have any capital losses in excess of capital gains as of December 31, 2019.
Results of Operations

Comparison of Years Ended December 31, 2019, 2018 and 2017
Net income. The Company recorded Net income from continuing operations for the year ended December 31, 2019 of $80.4 million, compared to Net income from continuing operations of $81.9 million and $40.2 million in 2018 and 2017, respectively. Net income attributable to the Company, which includes income from both continuing and discontinued operations, if any, less net income attributable to noncontrolling interests, for the year ended December 31, 2019 was $80.0 million, compared to income of $80.4 million and $40.6 million in 2018 and 2017, respectively.
The Company recognized Diluted earnings per share from continuing operations for the year ended December 31, 2019 of $0.97 per share, compared to $0.90 per share and $0.36 per share in 2018 and 2017, respectively. Diluted earnings per share attributable to common shareholders, which includes both continuing and discontinued operations, if any, for the year ended December 31, 2019 was $0.97 per share, compared to earnings of $0.92 per share and $0.42 per share in 2018 and 2017, respectively. Net income from continuing operations in 2019 was positively impacted by a decrease in the redemption value of certain redeemable noncontrolling interests, which increases income available to common shareholders. Net income from continuing operations in 2018 was partially offset by dividends paid on preferred stock, net of a decrease in the redemption value of certain redeemable noncontrolling interests. Net income from continuing operations in 2017 was partially offset by dividends paid on preferred stock and an increase in the redemption value of certain redeemable controlling interests, which decreases income available to common shareholders. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 16: Earnings Per Share” for further detail on the charges made to arrive at income attributable to common shareholders.
The Company's 2018 earnings were impacted by the sale of BOS, which resulted in a gain of $18.1 million and a corresponding income tax expense of $3.5 million; a tax expense of $12.7 million related to the sale of Anchor; and restructuring expense of $7.8 million. The increase in Net interest income in 2018 was driven primarily by higher yields and volumes on loans and investment securities, partially offset by higher deposit and borrowing rates. Additionally, the impact of the sales of BOS and Anchor decreased total core fees and income and total operating expense.
The Company’s 2017 earnings were impacted by a goodwill impairment charge and higher operating expenses as well as lower banking fee income and the loss on the sale of Anchor booked in 2017. These changes were partially offset by higher net interest income, a larger credit to the provision for loan losses, and higher fee based revenue from the non-bank affiliates. In addition, in December 2017, the Tax Act was enacted by the U.S. government. The Company re-measured its deferred tax assets and liabilities at the 21% federal corporate tax rate, reevaluated its investments in affordable housing projects using the 21% federal corporate tax rate, and reduced its deferred tax assets associated with executive compensation that were no longer deductible. As a result of these changes, the Company recorded a federal tax expense of $12.9 million in the fourth quarter of 2017.
The following discussions are based on the Company’s continuing operations, unless otherwise stated.

Condensed Consolidated Statements of Operations
The following table presents selected financial highlights:

	Year ended December 31,			2019 vs. 2018		2018 vs. 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
	(In thousands)
Net interest income	$228,076	$234,566	$224,686	$(6,490)	(3)%	$9,880	4%
Provision/(credit) for loan losses	(3,564)	(2,198)	(7,669)	(1,366)	62%	5,471	(71)%
Fees and other income:
Wealth management and trust fees	75,757	99,818	97,921	(24,061)	(24)%	1,897	2%
Investment management fees	10,155	21,728	45,515	(11,573)	(53)%	(23,787)	(52)%
Other banking fee income	10,948	9,826	8,915	1,122	11%	911	10%
Gain on sale of loans, net	1,622	243	451	1,379	nm	(208)	(46)%
Gain/(loss) on sale of affiliates	—	18,142	(1,264)	(18,142)	(100)%	19,406	nm
Other income	3,065	240	2,428	2,825	nm	(2,188)	(90)%
Total fees and other income	101,547	149,997	153,966	(48,450)	(32)%	(3,969)	(3)%
Expenses:
Total operating expense, adjusted	228,560	259,527	275,035	(30,967)	(12)%	(15,508)	(6)%
Restructuring expense	1,646	7,828	—	(6,182)	(79)%	7,828	nm
Impairment of goodwill	—	—	24,901	—	nm	(24,901)	(100)%
Total operating expense	230,206	267,355	299,936	(37,149)	(14)%	(32,581)	(11)%
Income before income taxes	102,981	119,406	86,385	(16,425)	(14)%	33,021	38%
Income tax expense	22,591	37,537	46,196	(14,946)	(40)%	(8,659)	(19)%
Net income from continuing operations	80,390	81,869	40,189	(1,479)	(2)%	41,680	nm
Net income from discontinued operations	—	2,002	4,870	(2,002)	(100)%	(2,868)	(59)%
Less: Net income attributable to noncontrolling interests	362	3,487	4,468	(3,125)	(90)%	(981)	(22)%
Net income attributable to the Company	$80,028	$80,384	$40,591	$(356)	—%	$39,793	98%
________________
nm - not meaningful
Net Interest Income and Margin
Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference between the average yield earned on total interest-earning assets and the average rate paid on total interest-bearing liabilities. Net interest margin (“NIM”) is the amount of net interest income expressed as a percentage of average interest-earning assets. The average yield earned on earning assets is the amount of annualized interest income expressed as a percentage of average earning assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities. When credit quality declines and loans are placed on nonaccrual status, NIM can decrease because the same assets are earning less income. $57.9 million of loans that were graded substandard but were still accruing interest income at December 31, 2019 could be placed on nonaccrual status if their credit quality declines further.
Net interest income for the year ended December 31, 2019 was $228.1 million, a decrease of $6.5 million, or 3%, compared to 2018, after an increase of $9.9 million, or 4%, from 2017 to 2018. The decrease in net interest income in 2019 was primarily driven by an increase in rates paid on deposits and borrowings, partially offset by increased yields and volumes on loans. The increase in net interest income in 2018 was also due to higher yields and volumes on loans and investment securities, partially offset by an increase in the rates paid on deposits and borrowings. NIM was 2.80%, 2.92%, and 2.89% for the years ended December 31, 2019, 2018, and 2017, respectively.
The following table presents the composition of the Company’s NIM on a non GAAP basis for the years ended December 31, 2019, 2018, and 2017. Previously, the Company reported NIM on both a GAAP basis and on a fully taxable equivalent (“FTE”) basis to enhance comparability. Currently, the FTE adjustment for interest income on Non-taxable investments and loans is immaterial due to the decline in the Federal tax rate in 2018 and the recent increases in interest expense. Therefore, FTE has not been applied and for comparison purposes, GAAP amounts are shown for all periods presented.

	Year Ended December 31,
	Average Balance			Interest Income/Expense			Average Yield/Rate
AVERAGE BALANCE SHEET:	2019	2018	2017	2019	2018	2017	2019	2018	2017
AVERAGE ASSETS	(In thousands)
Interest-earning assets:
Cash and investments (1):
Taxable investment securities	$217,653	$325,159	$363,760	$4,113	$6,007	$6,393	1.89%	1.85%	1.76%
Non-taxable investment securities	307,005	298,450	296,117	7,702	7,094	6,622	2.51%	2.38%	2.24%
Mortgage-backed securities	502,949	561,929	641,157	10,793	12,091	13,391	2.15%	2.15%	2.09%
Short-term investments and other	110,877	164,712	170,017	4,259	5,187	3,325	3.84%	3.15%	1.96%
Total cash and investments	1,138,484	1,350,250	1,471,051	26,867	30,379	29,731	2.36%	2.25%	2.26%
Loans: (2)
Commercial and industrial	1,101,635	983,699	981,822	44,949	37,985	33,627	4.08%	3.86%	3.42%
Commercial real estate	2,496,878	2,449,039	2,358,658	115,507	112,037	99,164	4.63%	4.57%	4.20%
Construction and land	206,624	181,315	119,530	10,198	8,731	5,573	4.94%	4.82%	4.66%
Residential	2,983,173	2,806,046	2,533,437	101,122	92,892	80,236	3.39%	3.31%	3.17%
Home equity	88,917	94,823	109,815	4,353	4,320	4,376	4.90%	4.56%	3.99%
Consumer and other	129,701	167,139	188,122	5,451	6,560	5,988	4.20%	3.92%	3.18%
Total loans	7,006,928	6,682,061	6,291,384	281,580	262,525	228,964	4.02%	3.93%	3.77%
Total earning assets	8,145,412	8,032,311	7,762,435	308,447	292,904	258,695	3.79%	3.65%	3.48%

Less: Allowance for loan losses	74,969	74,174	77,365
Cash and due from banks	47,286	49,282	42,420
Other assets	527,269	402,821	440,268
TOTAL AVERAGE ASSETS	$8,644,998	$8,410,240	$8,167,758
AVERAGE LIABILITIES, RNCI, AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits (3):
Savings and NOW	$654,712	$694,674	$688,453	$1,099	$1,197	$669	0.17%	0.17%	0.10%
Money market	3,395,842	3,202,616	3,156,305	43,521	27,469	13,799	1.28%	0.86%	0.44%
Certificates of deposits	730,693	714,827	653,486	14,463	11,180	6,416	1.98%	1.56%	0.98%
Total interest-bearing deposits	4,781,247	4,612,117	4,498,244	59,083	39,846	20,884	1.24%	0.86%	0.46%
Junior subordinated debentures	106,363	106,363	106,363	4,189	3,925	2,919	3.94%	3.69%	2.71%
FHLB borrowings and other	748,628	795,050	723,672	17,099	14,567	10,206	2.28%	1.83%	1.41%
Total interest-bearing liabilities	5,636,238	5,513,530	5,328,279	80,371	58,338	34,009	1.43%	1.06%	0.64%
Noninterest bearing demand deposits (3)	1,962,951	1,984,660	1,901,510
Payables and other liabilities	247,163	137,323	118,904
Total average liabilities	7,846,352	7,635,513	7,348,693
Redeemable noncontrolling interests	1,593	14,859	21,309
Average shareholders’ equity	797,053	759,868	797,756
TOTAL AVERAGE LIABILITIES, RNCI, AND SHAREHOLDERS’ EQUITY	$8,644,998	$8,410,240	$8,167,758
Net interest income				$228,076	$234,566	$224,686
Interest rate spread							2.36%	2.59%	2.84%
Net interest margin							2.80%	2.92%	2.89%
________________________
(1) Investment securities are shown in the average balance sheet at amortized cost.
(2) Average loans include loans held for sale and nonaccrual loans.
(3) Includes deposits held for sale, if any.
Rate-Volume Analysis
The following table describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volumes (changes in average balance multiplied by prior year average yield/rate) and (ii) changes attributable to changes in yield/rate

(change in average interest rate multiplied by prior year average balance), while (iii) changes attributable to the combined impact of volumes and rates have been allocated proportionately to separate volume and rate categories.

	2019 vs. 2018			2018 vs. 2017
	Change Due To			Change Due To
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Interest income on interest-earning assets:
Cash and investments	$1,430	$(4,942)	$(3,512)	$3,206	$(2,558)	$648
Loans:
Commercial and industrial	2,235	4,729	6,964	4,294	64	4,358
Commercial real estate	1,266	2,204	3,470	8,972	3,901	12,873
Construction and land	222	1,245	1,467	188	2,970	3,158
Residential	2,265	5,965	8,230	3,747	8,909	12,656
Home equity	311	(278)	33	583	(639)	(56)
Consumer and other	439	(1,548)	(1,109)	1,290	(718)	572
Total interest and dividend income	8,168	7,375	15,543	22,280	11,929	34,209
Interest expense on interest-bearing liabilities:
Deposits:
Savings and NOW	(30)	(68)	(98)	521	7	528
Money market	14,306	1,746	16,052	13,465	205	13,670
Certificates of deposit	3,030	253	3,283	4,113	651	4,764
Junior subordinated debentures	264	—	264	1,006	—	1,006
FHLB borrowings and other	3,423	(891)	2,532	3,280	1,081	4,361
Total interest expense	20,993	1,040	22,033	22,385	1,944	24,329
Net interest income	$(12,825)	$6,335	$(6,490)	$(105)	$9,985	$9,880
Net interest income. Net interest income decreased 3% from 2018 to 2019, after increasing 4% from 2017 to 2018. The decrease in net interest income in 2019 was primarily driven by an increase in the average rate paid on deposits, partially offset by higher yields and higher average balances of loans, and a decrease in the average balance of borrowings. The increase in net interest income in 2018 was due to higher yields and volumes on loans and investment securities, partially offset by an increase in the average rate paid on deposits and borrowings. These changes are discussed in more detail below.
The Company’s net interest margin decreased 12 basis points to 2.80% in 2019 from 2.92% in 2018, after increasing 3 basis points in 2018 from 2.89% in 2017. The decrease in the Company’s net interest margin in 2019 was driven primarily by the increased cost of deposits and borrowings, partially offset by higher yields on the loan portfolio and interest recoveries on previously nonaccrual loans as loan yields increased at a slower rate than deposits and borrowings. The increase in the Company’s net interest margin in 2018 was primarily driven by the higher yields on investments and loans, partially offset by higher interest rates paid on deposits and borrowings.
Total interest and dividend income. Total interest and dividend income for the year ended December 31, 2019 was $308.4 million, an increase of $15.5 million, or 5%, compared to 2018, after an increase of $34.2 million, or 13%, in 2018 from 2017. The 2019 increase was primarily driven by higher yields on investments and loans and higher volume of loans, partially offset by lower volume of investments. The 2018 increase was primarily driven by higher yields on investments and loans as interest rates rose throughout the year and higher volume of loans, partially offset by lower volume of cash and investments.
The Bank generally has interest income that is either recovered or reversed related to nonaccruing loans each quarter. Based on the net amount recovered or reversed, the impact on interest income and related yields can be either positive or negative. In addition, the Bank collects prepayment penalties on certain commercial loans that pay off prior to maturity which could also impact interest income and related yields positively. The amount and timing of prepayment penalties varies.
Interest income on commercial and industrial loans (including commercial loans and commercial tax-exempt loans), for the year ended December 31, 2019 was $44.9 million, an increase of $7.0 million, or 18%, compared to 2018, after an increase of $4.4 million, or 13%, in 2018 from 2017. The 2019 increase was primarily driven by a 12% increase in the average balance and a 22 basis point increase in average yield. The 2018 increase was primarily the result of a 44 basis point increase in average yield while the average balance remained flat. The 2019 and 2018 changes in the average yield were primarily driven by the impact of the timing of benchmark interest rate increases in 2018 compared to the timing of benchmark interest rate cuts in 2019. The 2019 increase in average balances were primarily driven by organic growth, primarily in the New England region.

Interest income on commercial real estate loans for the year ended December 31, 2019 was $115.5 million, an increase of $3.5 million, or 3%, compared to 2018, after increasing $12.9 million, or 13%, in 2018 from 2017. The 2019 increase was primarily driven by a 6 basis point increase in average yield and a 2% increase in average balance. The 2018 increase was primarily driven by a 4% increase in average balance and a 37 basis point increase in average yield. The 2019 and 2018 changes in the average yield were primarily driven by the impact of the timing of benchmark interest rate increases in 2018 compared to the timing of benchmark interest rate cuts in 2019. The 2019 and 2018 increase in average balances were primarily driven by organic growth, primarily in the Southern California and Northern California regions.
Interest income on construction and land loans for the year ended December 31, 2019 was $10.2 million, an increase of $1.5 million, or 18%, compared to 2018, after increasing $3.2 million, or 57%, in 2018 from 2017. The 2019 increase was primarily driven by a 14% increase in average balance and a 12 basis point increase in average yield. The 2018 increase was primarily driven by a 14 basis point increase in average yield and a 52% increase in average balance. The 2019 and 2018 fluctuations in average balances were primarily driven by organic fluctuations in a small number of large balance loans which show as large percentage changes given the relative size of the total loan balance. The 2019 and 2018 changes in the average yield were primarily driven by the impact of the timing of benchmark interest rate increases in 2018 compared to the timing of benchmark interest rate cuts in 2019.
Interest income on residential mortgage loans for the year ended December 31, 2019 was $101.1 million, an increase of $8.2 million, or 9%, compared to 2018, after also increasing $12.7 million, or 16%, in 2018 from 2017. The 2019 increase was primarily driven by an 6% increase in average balance and an 8 basis point increase in average yield. The 2018 increase was primarily the result of an 11% increase in average balance and a 14 basis point increase in average yield. The 2019 and 2018 increases in the average balances were primarily driven by organic growth of the residential loan portfolio, specifically in the New England and Southern California markets, partially offset by the sale of $190.7 million of residential loans in 2019. The 2019 and 2018 changes in the average yield were primarily driven by new loans being originated at higher interest rates, and the 2018 increase was also driven by increase to the benchmark interest rates to which the variable rate loans are tied.
Interest income on home equity loans for the year ended December 31, 2019 was $4.4 million, remaining flat compared to 2018, after decreasing $0.1 million, or 1%, in 2018 from 2017. The change in 2019 was driven by a 34 basis point increase in average yield, offset by a 6% decrease in the average balance. The 2018 decrease was driven by a 14% decrease in the average balance, partially offset by a 57 basis point increase in average yield. The 2019 and 2018 increases in the average yield were primarily driven by the impact of the timing of benchmark interest rate increases in 2018 compared to the timing of benchmark interest rate cuts in 2019. The 2019 and 2018 decreases in average balances were primarily due to decreases in client demand given the increase in interest rates as the loans are lines of credit.
Interest income on other consumer loans for the year ended December 31, 2019 was $5.5 million, a decrease of $1.1 million, or 17%, compared to 2018, after increasing $0.6 million, or 10%, in 2018 from 2017. The 2019 decrease was primarily the result of a 22% decrease in the average balance, partially offset by an 28 basis point increase in the average yield. The 2018 increase was primarily the result of a 74 basis point increase in average yield, partially offset by an 11% decrease in average balance. The 2019 and 2018 changes in the average yield were primarily driven by the impact of the timing of benchmark interest rate increases in 2018 compared to the timing of benchmark interest rate cuts in 2019. The 2019 and 2018 decreases in average balances were primarily due to changes in client demand.
Investment income for the year ended December 31, 2019 was $26.9 million, a decrease of $3.5 million, or 12%, compared to 2018, after increasing $0.6 million, or 2%, in 2018 from 2017. The 2019 decrease was the result of a 16% decrease in the average balance, partially offset by an 11 basis point increase in the average yield. The 2018 increase was the result of a 23 basis point increase in the average yield, partially offset by an 8% decrease in average balance. The changes in the average yields in 2019 and 2018 were primarily driven by increases in the federal discount rate and higher dividends paid on FHLB stock. The decrease in cash and investments average balances in 2019 and 2018 were primarily driven by the use of investment and other cash flows to fund loan growth instead of reinvesting in additional investment securities in response to a flattening yield curve.
Total interest expense. Total interest expense on deposits and borrowings for the year ended December 31, 2019 was $80.4 million, an increase of $22.0 million, or 38%, compared to 2018, after increasing $24.3 million, or 72%, in 2018 from 2017.

Interest expense on deposits for the year ended December 31, 2019 was $59.1 million, an increase of $19.2 million, or 48%, compared to 2018, after increasing $19.0 million, or 91%, in 2018 from 2017. The 2019 increase was primarily driven by a 38 basis point increase in average rate paid on deposits and a 4% increase in the average balance of total deposits. The 2018 increase was primarily the result of a 40 basis point increase in average rate paid on deposits and a 3% increase in the average balance of deposits. The increase in rates in 2018, which carry forward for much of 2019, impacted all deposit types, specifically money market deposits and certificates of deposits, and was primarily driven by increases to market interest rates. The increase in 2019 and 2018 average balances was driven by increases to money market deposits and certificates of deposit accounts.
Interest paid on borrowings for the year ended December 31, 2019 was $21.3 million, an increase of $2.8 million, or 15%, compared to 2018, after increasing $5.4 million, or 41%, in 2018 from 2017. The 2019 increase was primarily the result of a 45 basis point increase in average rate paid on FHLB borrowings and a 25 basis point increase in the average rate paid on junior subordinated debentures, partially offset by a 6% decrease in average balance of FHLB borrowings and other. The average rate paid on FHLB borrowings is affected by both the yield and the structure or term of the borrowing. The 2018 increase was primarily the result of a 42 basis point increase in average rate paid on FHLB borrowings and other, and a 95 basis point increase in the average rate paid on junior subordinated debentures, as well as a 10% increase in average balance of FHLB borrowings. The 2019 and 2018 increases in average rates paid were the result of increases in market interest rates.
Discussion of Noninterest Condensed Consolidated Statements of Operations
Provision/(credit) for loan losses. For the year ended December 31, 2019, the provision/(credit) for loan losses was a credit of $3.6 million, compared to credits of $2.2 million and $7.7 million in 2018 and 2017, respectively. The 2019 credit to the provision for loan losses was primarily driven by a net decrease in criticized and classified loans and an improvement in loss factors, partially offset by loan growth and a change in loan mix and loan volume. The 2018 credit to the provision for loan losses was primarily driven by net recoveries, an improvement in loss factors, and a decrease in criticized loans, partially offset by loan growth and the composition of the loan portfolio.
The provision/(credit) for loan losses was determined as a result of the required level of the allowance for loan losses, estimated by management, which reflects the inherent risk of loss in the loan portfolio as of the balance sheet dates. The factors used by management to determine the level of the allowance for loan losses include the trends in problem loans, economic and business conditions, strength of management, real estate collateral values, and underwriting standards. For further details, see Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio and Credit Quality” below.
Total fees and other income. For the year ended December 31, 2019, Total fees and other income was $101.5 million, a decrease of $48.5 million, or 32%, from the same period in 2018, compared to a decrease of $4.0 million, or 3%, from 2017 to 2018. The 2019 decrease was primarily driven by the sales of Anchor and BOS in 2018 decreasing Investment management fees and Wealth Management and trust fees, and the $18.1 million gain on the sale of BOS in 2018. The 2018 decrease was also primarily driven by the impact of the sales of Anchor and BOS given revenues from Anchor and BOS were earned for a portion of the year, partially offset by the gain on the sale of BOS in 2018.
Wealth management and trust fees income for the year ended December 31, 2019 was $75.8 million, a decrease of $24.1 million, or 24%, from the same period in 2018, compared to an increase of $1.9 million, or 2%, from 2017 to 2018. AUM in the Wealth Management and Trust segment increased $1.0 billion, or 7%, to $15.2 billion at December 31, 2019 from $14.2 billion at December 31, 2018. The AUM increase in 2019 was the result of favorable market returns of $2.0 billion, partially offset by net outflows of $1.0 billion. The decrease in Wealth management and trust fees in 2019 was driven primarily by the sale of BOS in 2018. Fee income from BOS is included within Wealth management and trust fees for the period BOS was owned. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Significant Accounting Policies” for additional information on the reporting of historical results for Anchor and BOS.
Investment management fees income for the year ended December 31, 2019 was $10.2 million, a decrease of $11.6 million, or 53%, from the same period in 2018, compared to a decrease of $23.8 million, or 52%, from 2017 to 2018. The decrease in revenue in 2019 was primarily driven by the sale of Anchor in the second quarter of 2018 and a decrease in fee income at DGHM.
Gain/(loss) on sale of affiliates for the year ended December 31, 2019 was zero, compared to a gain of $18.1 million in 2018 and a loss of $1.3 million in 2017. As discussed above, the gain of $18.1 million in 2018 relates to the sale of BOS and the loss of $1.3 million in 2017 relates to the sale of Anchor.

Other income for the year ended December 31, 2019 was $3.0 million, an increase of $2.1 million, from the same period in 2018, compared to a decrease of $1.2 million, or 59%, from 2017 to 2018. The increase in 2019 was primarily driven by an increase in the value of the rabbi trust securities related to the Company's deferred compensation plan, and an increase in miscellaneous income. The decrease in 2018 was primarily driven by a decrease in the value of the rabbi trust securities related to the Company's deferred compensation plan, and decreases in the market value adjustments on derivatives.
Total operating expense. Total operating expense for the year ended December 31, 2019 was $230.2 million, a decrease of $37.1 million, or 14%, from the same period in 2018, compared to a decrease of $32.6 million, or 11%, from 2017 to 2018. In 2019 and 2018, there were Restructuring expenses of $1.6 million and $7.8 million, respectively, included in Total operating expense. Excluding the Restructuring expenses in 2019 and 2018, operating expense for the year ended December 31, 2019 decreased $31.0 million, or 12%. The decrease in 2019 was primarily driven by the impact of the sales of Anchor and BOS, lower Salaries and employee benefits expense, and lower Information systems expense. In 2018, there was Restructuring expense of $7.8 million and Impairment of goodwill of $24.9 million in 2017 included in Total operating expense. Excluding the Impairment of goodwill and the Restructuring expense, Total operating expense for the year ended December 31, 2018 decreased $15.5 million, or 6%, from 2017 to 2018. The decrease in 2018 was primarily driven by the impact of the sales of Anchor and BOS. See below for additional information on expense drivers.
Salaries and employee benefits expense for the year ended December 31, 2019 was $134.3 million, a decrease of $27.2 million, or 17%, from the same period in 2018, compared to a decrease of $17.0 million, or 10%, from 2017 to 2018. The decrease in 2019 was driven primarily by the impact of the sales of Anchor and BOS as well as realized savings from previously-enacted efficiency initiatives. The decrease in 2018 was primarily driven by the impact of the sale of Anchor, lower performance based compensation, and the impact of the Company's announced restructuring plan.
Occupancy and equipment expense for the year ended December 31, 2019 was $32.0 million, a decrease of $0.1 million, from the same period in 2018, compared to an increase of $2.0 million, or 6%, from 2017 to 2018. The decrease in 2019 was due to fully depreciated leasehold improvements and a gain on lease modifications, partially offset by an increase in rent expense related to new office locations. The increase in 2018 was due to the increase in rent expense related to new office locations as well as leasehold improvements related to office upgrades and new offices.
Professional services expense for the year ended December 31, 2019 was $15.2 million, an increase of $2.1 million, or 16%, from the same period in 2018, compared to a decrease of $0.6 million, or 4%, from 2017 to 2018. The 2019 increase was primarily driven by higher information technology consulting fees related to the implementation of technology initiatives, partially offset by lower recruitment expense. The 2018 decrease was primarily driven by a reduction in recruitment expense and legal expense.
Marketing and business development expense for the year ended December 31, 2019 was $6.4 million, a decrease of $1.2 million, or 16%, from the same period in 2018, compared to a decrease of $0.1 million, or 2%, from 2017 to 2018. The 2019 and 2018 changes were primarily driven by lower travel and business development expenses.
Information systems expense consists of contract servicing, computer hardware and software charges, and technology service agreements. Information systems expense for the year ended December 31, 2019 was $22.6 million, a decrease of $2.5 million, or 10%, from the same period in 2018, compared to an increase of $3.4 million, or 16%, from 2017 to 2018. The decrease in 2019 was primarily due to lower telecommunications expense as a result of previously-enacted efficiency initiatives, and the impact of the sales of Anchor and BOS, partially offset by an increase in technology service agreements related to new technology initiatives. The increase in 2018 was due to higher software depreciation, technology service, and telecommunications costs related to a Company initiative, beginning in 2017, to upgrade its information technology platform.
The Company did not record an Impairment of goodwill for the years ended December 31, 2019 and 2018, but did record a charge of $24.9 million in 2017 related to goodwill impairment taken at Anchor. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 8: Goodwill and Other Intangible Assets” for a discussion of the annual goodwill impairment testing and results.
FDIC insurance expense for the year ended December 31, 2019 was $1.3 million, a decrease of $1.6 million, or 55%, from the same period in 2018, compared to a decrease of $0.1 million, or 4%, from 2017 to 2018. The 2019 decrease was driven by $1.4 million of credits received by the Bank for its FDIC insurance premiums. In January 2019, the Bank received notification from the FDIC that it was eligible for small bank assessment credits of $2.0 million because the FDIC's DIF reserve ratio exceeded the target level. The remaining $0.6 million will be applied to future FDIC insurance premiums if the DIF remains above the target level. The 2018 decrease in FDIC insurance expense was primarily driven by a decrease in the FDIC insurance rate, partially offset by an increase in total asset size.
The Company incurred a $1.6 million Restructuring expense for the year ended December 31, 2019 related to previously enacted efficiency initiatives. The Company incurred a $7.8 million Restructuring expense for the year ended

December 31, 2018 as part of an efficiency program guided by a focus on improving operating efficiency and sustained earnings enhancement. There was no Restructuring expense in 2017. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 2: Restructuring” for further detail.
Other expense for the year ended December 31, 2019 was $13.9 million, a decrease of $0.2 million, or 2%, from the same period in 2018, compared to a decrease of $0.3 million, or 2%, from 2017 to 2018. The 2019 decrease was primarily driven by lower operational losses and other miscellaneous expenses. The 2018 decrease was primarily driven by lower operational losses and employee travel expense.
Income tax expense. Income tax expense for continuing operations for the year ended December 31, 2019 was $22.6 million. The effective tax rate for continuing operations for the year ended December 31, 2019 was 21.9%, compared to effective tax rates of 31.4% and 53.5% in 2018 and 2017, respectively. The effective tax rate for 2019 was lower than 2018 primarily due to the income tax expense related to the Anchor transaction closing in 2018. The effective tax rate for 2018 was lower than 2017 primarily due to the impact of the Tax Act that was enacted on December 22, 2017 as well as the related reduction of the federal corporate tax rate from 35% to 21% effective January 1, 2018, partially offset by the income tax expense related to the Anchor transaction closing in 2018. The 2017 effective tax rate included the expense related to the re-measurement of the Company’s deferred tax assets and liabilities at the lower federal corporate tax rate of 21% and the impairment of nondeductible goodwill. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 17: Income Taxes” for further detail.
Net income from discontinued operations. Net income from discontinued operations for the year ended December 31, 2019 decreased $2.0 million, or 100%, from the same period in 2018 compared to a decrease of $2.9 million, or 59%, from 2017 to 2018. The Company received its final quarterly payment from a revenue sharing agreement from Westfield in the first quarter of 2018. When the Company filed its 2017 federal tax return in the fourth quarter of 2018, there was also an adjustment to deferred taxes related to the Westfield revenue share, which resulted in an additional tax credit recorded to discontinued operations in the fourth quarter of 2018.
Financial Condition
Condensed Consolidated Balance Sheets and Discussion

	December 31,		$ Change	% Change
	2019	2018
	(In thousands)
Assets:
Total cash and investments	$1,376,863	$1,255,253	$121,610	10%
Loans held for sale	7,386	2,812	4,574	nm
Total loans	6,976,704	6,893,158	83,546	1%
Less: allowance for loan losses	71,982	75,312	(3,330)	(4)%
Net loans	6,904,722	6,817,846	86,876	1%
Goodwill and intangible assets, net	67,959	69,834	(1,875)	(3)%
Right-of-use assets	102,075	—	102,075	nm
Other assets	371,496	348,880	22,616	6%
Total assets	$8,830,501	$8,494,625	$335,876	4%
Liabilities and Equity:
Deposits	$7,241,476	$6,781,170	$460,306	7%
Total borrowings	510,590	813,435	(302,845)	(37)%
Lease liabilities	117,214	—	117,214	nm
Other liabilities	140,820	143,540	(2,720)	(2)%
Total liabilities	8,010,100	7,738,145	271,955	4%
Redeemable noncontrolling interests	1,383	2,526	(1,143)	(45)%
Total shareholders’ equity	819,018	753,954	65,064	9%
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$8,830,501	$8,494,625	$335,876	4%
_______________
nm - not meaningful
Total assets. Total assets increased $335.9 million, or 4%, to $8.8 billion at December 31, 2019 from $8.5 billion at December 31, 2018. The increase was primarily due to the increase in Total cash and investments, the recognition of right-of-use (“ROU”) assets on January 1, 2019, and an increase in Total loans.

Cash and investments. Total cash and investments (consisting of cash and cash equivalents, investment securities available-for-sale, investment securities held-to-maturity, equity securities at fair value, and stock in the FHLB and Federal Reserve Bank) increased $121.6 million, or 10%, to $1.4 billion, or 16% of total assets at December 31, 2019 from $1.3 billion, or 15% of total assets at December 31, 2018. The increase was primarily driven by an increase in cash and cash equivalents of $165.2 million, or 130%, partially offset by a decrease in held-to-maturity securities of $22.2 million, or 32%; a decrease in available-for-sale securities of $15.8 million, or 2%; and a decrease in the FHLB stock of $10.9 million, or 31%. The increase in cash was primarily due to strong deposit growth at the end of 2019, while the decrease in investments was attributable to the use of proceeds from maturing securities to pay down higher cost borrowings.
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
Available-for-sale and held-to-maturity investment maturities, calls, principal payments, and sales, if any, net of purchases of investment securities generated $66.1 million of cash during the year ended December 31, 2019, compared to $138.0 million of cash for the year ended December 31, 2018. Equity securities investment sales, net of investment purchases decreased cash by $4.6 million during the year ended December 31, 2019, compared to an increase in cash of $6.6 million for the year ended December 31, 2018. Proceeds from investment securities are generally used to fund a portion of loan growth, pay down borrowings or purchase new investments. The timing of sales and reinvestments is based on various factors, including management’s evaluation of interest rate trends, credit risk, and the Company’s liquidity. The Company’s available-for-sale investment portfolio carried a total of $15.0 million of unrealized gains and $3.6 million of unrealized losses at December 31, 2019, compared to $2.4 million of unrealized gains and $27.1 million of unrealized losses at December 31, 2018. For information regarding the weighted average yield and maturity of investments, see Part II. Item 8. “Financial Statements and Supplementary Data - Note 4: Investment Securities.”
No impairment losses were recognized through earnings related to investment securities during the years ended December 31, 2019 and 2018. The amount of investment securities in an unrealized loss position greater than 12 months, as well as the total amount of unrealized losses, was primarily due to changes in interest rates since the securities were purchased and not due to credit quality or other risk factors.
The Company had no intent to sell any securities in an unrealized loss position at December 31, 2019, and it was not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized losses.
The following table summarizes the Company’s carrying value of available-for-sale investments, held-to-maturity investments, and equity securities as of the dates indicated:

	December 31,
	2019	2018
	(In thousands)
Available-for-sale securities at fair value:
U.S. government and agencies	$19,940	$29,114
Government-sponsored entities	156,255	207,703
Municipal bonds	325,455	308,959
Mortgage-backed securities (1)	476,634	448,289
Total available-for-sale	$978,284	$994,065

Held-to-maturity securities at amortized cost:
U.S. government and agencies	$—	$9,898
Mortgage-backed securities (1)	48,212	60,540
Total	$48,212	$70,438

Equity securities at fair value:
Money market mutual funds	$18,810	$14,228
Total	$18,810	$14,228
______________________

(1)All mortgage-backed securities are guaranteed by the U.S. government, U.S. government agencies, or government-sponsored entities.
Loans held for sale. Loans held for sale increased $4.6 million to $7.4 million at December 31, 2019 from $2.8 million at December 31, 2018. The balance of loans held for sale relates to the timing and volume of residential loans originated for sale and the ultimate sale transaction, which is typically executed within a short period of time following the loan origination.
Goodwill and intangible assets, net. Goodwill and intangible assets, net decreased $1.9 million, or 3%, to $68.0 million at December 31, 2019 from $69.8 million at December 31, 2018. The decrease was primarily driven by the amortization of intangible assets, partially offset by an increase in the mortgage servicing right intangible assets from the sale of residential mortgage loans. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 8: Goodwill and Other Intangible Assets” for a discussion of the annual goodwill impairment testing.
Goodwill and indefinite-lived intangible assets are subject to annual impairment tests, or more frequently, if there is indication of impairment, based on guidance in ASC 350, Intangibles-Goodwill and Other. Indefinite-lived intangible assets such as advisory contracts are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable in accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”).
Management performed its annual goodwill and indefinite-lived intangible asset impairment testing during the fourth quarters of 2019 and 2018 for applicable reporting unit(s). Based on the qualitative assessments, there was no indication of impairment. For information regarding the 2019 goodwill impairment testing, see Part II. Item 8. “Financial Statements and Supplementary Data - Note 8: Goodwill and Other Intangible Assets.”
Other assets. Other assets, consisting of OREO, if any; premises and equipment, net; fees receivable; accrued interest receivable; deferred income taxes, net; other assets; and ROU assets, if any, increased $124.7 million, or 36%, to $473.6 million at December 31, 2019, compared to $348.9 million at December 31, 2018.
There was no OREO properties held at December 31, 2019, compared to one OREO property with a value of $0.4 million held at December 31, 2018.
Deferred income taxes, net, decreased $15.3 million, or 57%, to $11.4 million at December 31, 2019 from $26.6 million at December 31, 2018. The decrease was primarily due to the current year tax effect of other comprehensive income as well as a decrease in the gross deferred tax asset for deferred and accrued compensation and an increase in the gross deferred tax liability for goodwill and acquired intangible assets. At December 31, 2019, no valuation allowance on the net deferred tax asset was required primarily due to the ability to generate future taxable income. The Company does not have any capital losses in excess of capital gains as of December 31, 2019.
Other assets, which consist primarily of Bank-owned life insurance (“BOLI”), assets held for sale at December 31, 2018, prepaid expenses, investment in partnerships, interest rate derivatives, and other receivables, increased $40.4 million, or 16%, to $287.3 million at December 31, 2019 from $247.0 million at December 31, 2018. The increase was primarily due to an increase in the market value adjustment to the derivative asset and an increase to the investment in partnerships.
As required by recent FASB updates under Topic 842, the Company is required to recognize certain leases on-balance sheet and disclose key information about leasing arrangements beginning on January 1, 2019. The standard established a ROU model that requires a lessee to recognize a ROU asset and lease liability on the face of the Consolidated Balance Sheets for all leases with a term longer than 12 months. On adoption, the Company recognized approximately $108.5 million of ROU assets. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 7: Premises, Equipment, and Leases.”
Deposits. Deposits increased $460.3 million, or 7%, to $7.2 billion, at December 31, 2019 from $6.8 billion at December 31, 2018. Deposits are the principal source of the Bank’s funds for use in lending, investments, and liquidity. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 10: Deposits” for further information.

The following table summarizes the average balances and interest rates paid on the Bank’s deposits:

	Year ended December 31, 2019
	Average Balance	Weighted Average Rate
	(In thousands)
Noninterest-bearing deposits:
Checking accounts	$1,962,951	—%
Interest bearing deposits:
Savings and NOW	654,712	0.17%
Money market	3,395,842	1.28%
Certificates of deposit	730,693	1.98%
Total interest bearing deposits	$4,781,247	1.24%
Total deposits	$6,744,198	0.88%
Certificates of deposit in denominations of $100,000 or greater had the following schedule of maturities:

	December 31,
	2019	2018
	(In thousands)
Less than 3 months remaining	$223,122	$139,954
3 to 6 months remaining	128,731	144,630
6 to 12 months remaining	133,757	183,486
More than 12 months remaining	24,097	56,532
Total	$509,707	$524,602
Borrowings. Total borrowings, which consists primarily of securities sold under agreements to repurchase; federal funds purchased, if any; FHLB borrowings; and junior subordinated debentures decreased $0.3 billion, or 37%, to $0.5 billion at December 31, 2019 from $0.8 billion at December 31, 2018. The decrease was primarily driven by the use of deposits, investment and other cash flows to pay down higher cost borrowings.
Repurchase agreements increased $16.5 million, or 45%, to $53.4 million at December 31, 2019 from $36.9 million at December 31, 2018. Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature.
From time to time, the Company purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. At December 31, 2019, the Company had no outstanding federal funds purchased compared to $250.0 million at December 31, 2018. FHLB borrowings decreased $69.3 million, or 16%, to $350.8 million at December 31, 2019 from $420.1 million at December 31, 2018. FHLB borrowings are generally used to provide additional funding for loan growth when the rate of loan growth exceeds deposit growth and to manage interest rate risk, but can also be used as an additional source of liquidity for the Bank. Given the higher deposits and cash balances at December 31, 2019, there was less of a demand for additional liquidity from the purchase of federal funds or FHLB borrowings.
Other liabilities. Other liabilities, which consist primarily of accrued interest, accrued bonus, interest rate derivatives, other accrued expenses, and lease liabilities, if any, increased $114.5 million, or 80%, to $258.0 million at December 31, 2019 from $143.5 million at December 31, 2018. The increase was primarily due to the recognition of lease liabilities on January 1, 2019.
Lease liabilities at December 31, 2019 increased $117.2 million compared to December 31, 2018. Upon adoption of the new lease accounting standard, as discussed above, the Company recognized $124.1 million of lease liabilities on the face of the Consolidated Balance Sheets as of January 1, 2019. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 7: Premises, Equipment, and Leases.”
Redeemable noncontrolling interests. Redeemable noncontrolling interests decreased $1.1 million, or 45%, to $1.4 million at December 31, 2019 from $2.5 million at December 31, 2018. The decrease was primarily due to fair value adjustments made throughout 2019 to the estimated maximum redemption value of the Company’s sole majority-owned affiliate, DGHM.

Loan Portfolio and Credit Quality
Loans. Total portfolio loans increased $83.5 million, or 1%, to $7.0 billion, or 79% of total assets, at December 31, 2019, from $6.9 billion, or 81% of total assets, at December 31, 2018. The following table presents a summary of the loan portfolio based on the portfolio segment and changes in balances as of the dates indicated:

	December 31, 2019	December 31, 2018	$ Change	% Change
	(In thousands)
Commercial and industrial	$694,034	$623,037	$70,997	11%
Commercial tax-exempt	447,927	451,671	(3,744)	(1)%
Total commercial and industrial	1,141,961	1,074,708	67,253	6%
Commercial real estate	2,551,274	2,395,692	155,582	6%
Construction and land	225,983	240,306	(14,323)	(6)%
Residential	2,839,155	2,948,973	(109,818)	(4)%
Home equity	83,657	90,421	(6,764)	(7)%
Consumer and other	134,674	143,058	(8,384)	(6)%
Total loans	$6,976,704	$6,893,158	$83,546	1%
The Bank specializes in lending to individuals, real estate investors, nonprofit organizations, and middle market businesses, including corporations, partnerships, and associations. Loans made by the Bank to individuals may include residential mortgage loans and mortgage loans on investment or vacation properties, unsecured and secured personal lines of credit, home equity loans, and overdraft protection. Loans made by the Bank to businesses include commercial and mortgage loans, revolving lines of credit, working capital loans, equipment financing, community lending programs, and construction and land loans. The types and sizes of loans the Bank originates are limited by regulatory requirements.
The Bank’s loans are affected by the economic and real estate markets in which they are located. Generally, commercial real estate, construction, and land loans are affected more than residential loans in an economic downturn. The ability to grow the loan portfolio is partially related to the Bank's ability to increase deposit levels. If, as a result of general economic conditions, market interest rates, competitive pressures, or otherwise, the amount of deposits at the Bank decreases, the Bank may be limited in its ability to grow its loan portfolio or may have to rely more heavily on higher cost borrowings as a source of funds in the future. During the year ended December 31, 2019, the Bank sold $190.7 million of residential mortgage loans driven by lower deposit levels.
The Bank’s commercial real estate loan portfolio, the largest portfolio segment after residential mortgages, includes loans secured by the following types of collateral as of the dates indicated:

	December 31, 2019	December 31, 2018
	(In thousands)
Multifamily and residential investment	$899,583	$687,395
Retail	631,796	635,222
Office and medical	487,133	543,697
Manufacturing, industrial, and warehouse	223,913	193,472
Hospitality	145,195	187,132
Other	163,654	148,774
Commercial real estate	$2,551,274	$2,395,692

Geographic concentration. The following tables present the Company’s outstanding loan balance concentrations as of the dates indicated based on the location of the regional offices to which they are attributed.

	As of December 31, 2019
	New England		Northern California		Southern California		Total
	Amount	%	Amount	%	Amount	%	Amount	%
	(In thousands)
Commercial and industrial	$558,701	8%	$46,330	1%	$89,003	1%	$694,034	10%
Commercial tax-exempt	338,737	5%	98,266	1%	10,924	—%	447,927	6%
Commercial real estate	1,027,133	15%	769,777	11%	754,364	11%	2,551,274	37%
Construction and land	152,100	2%	31,484	—%	42,399	1%	225,983	3%
Residential	1,540,592	22%	558,307	8%	740,256	11%	2,839,155	41%
Home equity	55,226	1%	17,357	—%	11,074	—%	83,657	1%
Consumer and other	104,258	2%	11,265	—%	19,151	—%	134,674	2%
Total loans (1)	$3,776,747	55%	$1,532,786	21%	$1,667,171	24%	$6,976,704	100%

	As of December 31, 2018
	New England		Northern California		Southern California		Total
	Amount	%	Amount	%	Amount	%	Amount	%
	(In thousands)
Commercial and industrial	$503,201	7%	$43,702	1%	$76,134	1%	$623,037	9%
Commercial tax-exempt	344,079	5%	96,387	2%	11,205	—%	451,671	7%
Commercial real estate	1,022,061	15%	714,449	10%	659,182	10%	2,395,692	35%
Construction and land	153,929	2%	41,516	—%	44,861	1%	240,306	3%
Residential	1,689,318	25%	559,578	8%	700,077	10%	2,948,973	43%
Home equity	57,617	1%	19,722	—%	13,082	—%	90,421	1%
Consumer and other	120,402	2%	12,663	—%	9,993	—%	143,058	2%
Total loans (1)	$3,890,607	57%	$1,488,017	21%	$1,514,534	22%	$6,893,158	100%
________________________
(1)Regional percentage totals may not reconcile due to rounding.
Loan Portfolio Composition. The following table presents the outstanding loan balances by class of receivable as of the dates indicated and the percent of each category to total loans.

	Year Ended December 31,
	2019		2018		2017		2016		2015
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(In thousands)
Commercial and industrial	$694,034	10%	$623,037	9%	$520,992	8%	$611,370	10%	$633,019	11%
Commercial tax-exempt	447,927	6%	451,671	7%	418,698	6%	398,604	6%	331,767	6%
Commercial real estate	2,551,274	37%	2,395,692	35%	2,440,220	37%	2,302,244	38%	2,060,903	36%
Construction and land	225,983	3%	240,306	3%	164,990	3%	104,839	2%	183,434	3%
Residential	2,839,155	41%	2,948,973	43%	2,682,533	41%	2,379,861	39%	2,229,540	39%
Home equity	83,657	1%	90,421	1%	99,958	2%	118,817	2%	119,828	2%
Consumer and other	134,674	2%	143,058	2%	177,637	3%	198,619	3%	160,721	3%
Subtotal: Loans	6,976,704	100%	6,893,158	100%	6,505,028	100%	6,114,354	100%	5,719,212	100%
Less: Allowance for loan losses	71,982		75,312		74,742		78,077		78,500
Net Loans	$6,904,722		$6,817,846		$6,430,286		$6,036,277		$5,640,712
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
Residential Loans. While the Bank has no minimum size for mortgage loans, it concentrates its origination activities in the “Jumbo” segment of the market. This segment consists of loans secured by single-family and one- to four-unit properties in excess of the amount eligible for purchase by the Federal National Mortgage Association, which was $510 thousand at December 31, 2019 for the “General” limit and $766 thousand for single-family properties for the “High-Cost” limit, depending on from which specific geographic region of the Bank’s primary market areas the loan originated. The majority of the Bank’s residential loan portfolio, including jumbo mortgage loans, is adjustable rate mortgages ("ARMs"). The ARM loans the Bank originates generally have a fixed interest rate for the first 3 to 10 years and then adjust annually based on a market index such as U.S. Treasury or LIBOR yields. ARM loans may negatively impact the Bank’s interest income when they reprice if yields on U.S. Treasuries or LIBOR are lower than the yields at the time of origination. If rates reset higher, the Bank could see increased delinquencies if clients’ ability to make payments is impacted by the higher payments.
Home Equity Loans. Home equity loans consist of balances outstanding on second mortgages and home equity lines of credit extended to individual clients. The amount of home equity loans typically depends on client demand.
Consumer and Other Loans. Consumer and other loans consist of balances outstanding on consumer loans including personal lines of credit, and loans arising from overdraft protection extended to individual and business clients. Personal lines of credit are typically for high net worth clients whose assets may not be liquid due to investments, closely held stock or restricted stock. The amount of consumer and other loans typically depends on client demand.
The following tables disclose the scheduled contractual maturities of portfolio loans by class of receivable at December 31, 2019. Loans having no stated maturity are reported as due in one year or less. The following tables also set forth the dollar amounts of loans that are scheduled to mature after one year segregated between fixed and adjustable interest rate loans.

	Amounts due:
	One year or less		After one through five years		Beyond five years		Total
	Balance	%	Balance	%	Balance	%	Balance	%
	(In thousands)
Commercial and industrial	$260,637	4%	$217,909	3%	$215,488	3%	$694,034	10%
Commercial tax-exempt	—	—%	17,432	—%	430,495	6%	447,927	6%
Commercial real estate	243,331	4%	979,362	14%	1,328,581	19%	2,551,274	37%
Construction and land	79,572	1%	58,980	1%	87,431	1%	225,983	3%
Residential	—	—%	2,415	—%	2,836,740	41%	2,839,155	41%
Home equity	—	—%	51	—%	83,606	1%	83,657	1%
Consumer and other	131,559	2%	2,423	—%	692	—%	134,674	2%
Total loans	$715,099	11%	$1,278,572	18%	$4,983,033	71%	$6,976,704	100%

	Interest rate terms on amounts due after one year:
	Fixed		Adjustable		Total
	Balance	%	Balance	%	Balance	%
	(In thousands)
Commercial and industrial	$173,189	3%	$260,208	4%	$433,397	7%
Commercial tax-exempt	384,458	6%	63,469	1%	447,927	7%
Commercial real estate	1,077,195	17%	1,230,748	20%	2,307,943	37%
Construction and land	46,768	1%	99,643	2%	146,411	3%
Residential	570,270	9%	2,268,885	36%	2,839,155	45%
Home equity	—	—%	83,657	1%	83,657	1%
Consumer and other	526	—%	2,589	—%	3,115	—%
Total loans	$2,252,406	36%	$4,009,199	64%	$6,261,605	100%
Scheduled contractual maturities typically do not reflect the actual maturities of loans. The average maturity of loans is substantially less than their average contractual terms because of prepayments, curtailments and, in the case of conventional mortgage loans, due on sale clauses, which generally give the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage. The average life of mortgage loans tends to increase when current market rates are substantially higher than rates on existing mortgage loans and decrease when current market rates are substantially lower than rates on existing mortgages (due to refinancing of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstances, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates. In addition, due to the likelihood that the Bank will, consistent with industry practice, “rollover” a significant portion of commercial real estate and commercial loans at or immediately prior to their maturity by renewing credit on substantially similar or revised terms, the principal repayments actually received by the Bank are anticipated to be significantly less than the amounts contractually due in any particular period. A portion of such loans also may not be repaid due to the borrower's inability to satisfy the contractual obligations of the loan.
The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan and are further subject to competitive pressures, market rates, the availability of funds, and legal and regulatory requirements. At December 31, 2019, approximately 64% of the Bank’s outstanding loans due after one year had interest rates that were either floating or adjustable in nature. See Part II. Item 7A. “Quantitative and Qualitative Disclosures about Market Risk - Interest Rate Sensitivity and Market Risk.”

Allowance for Loan Losses. The following table is an analysis of the Company’s allowances for loan losses for the periods indicated:

	Year ended December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Total loans outstanding	$6,976,704	$6,893,158	$6,505,028	$6,114,354	$5,719,212
Average loans outstanding (1)	7,006,928	6,682,061	6,291,384	5,762,892	5,445,597
Allowance for loan losses, beginning of year	$75,312	$74,742	$78,077	$78,500	$75,838
Charged-off loans:
Commercial and industrial (2)	(645)	(709)	(393)	(2,851)	(253)
Commercial real estate	—	(135)	—	—	(1,400)
Construction and land	—	—	—	(400)	—
Residential	—	(16)	(58)	(605)	(313)
Home equity	(562)	—	—	—	—
Consumer and other	(22)	(39)	(412)	(93)	(70)
Total charged-off loans	(1,229)	(899)	(863)	(3,949)	(2,036)
Recoveries on loans previously charged-off:
Commercial and industrial (2)	891	680	472	3,212	2,471
Commercial real estate	429	2,389	4,621	6,040	2,482
Construction and land	—	—	25	1,117	1,158
Residential	100	429	47	65	141
Home equity	10	1	—	—	—
Consumer and other	33	168	32	27	1
Total recoveries	1,463	3,667	5,197	10,461	6,253
Net loans (charged-off)/ recovered	234	2,768	4,334	6,512	4,217
Provision/(credit) for loan losses	(3,564)	(2,198)	(7,669)	(6,935)	(1,555)
Allowance for loan losses, end of year	$71,982	$75,312	$74,742	$78,077	$78,500
Net charge-offs/(recoveries) to average loans	—%	(0.04)%	(0.07)%	(0.11)%	(0.08)%
Allowance for loan losses to total loans	1.03%	1.09%	1.15%	1.28%	1.37%
Allowance for loan losses to nonaccrual loans	4.47	5.36	5.23	4.51	2.95
________________________
(1)Includes loans held for sale.
(2)Includes both commercial and industrial loans and commercial tax-exempt loans.
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
The following table represents the allocation of the Bank’s allowance for loan losses and the percent of loans in each category to total loans as of the dates indicated:

	December 31,
	2019		2018		2017		2016		2015
	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
	(In thousands)
Loan category:
Total commercial and industrial (2)	$16,064	16%	$15,912	16%	$11,735	13%	$12,751	16%	$15,814	17%
Commercial real estate	40,765	37%	41,934	35%	46,820	38%	50,412	38%	44,215	36%
Construction and land	5,119	3%	6,022	3%	4,949	3%	3,039	2%	6,322	3%
Residential	8,857	41%	10,026	43%	9,773	41%	10,449	39%	10,544	39%
Home equity	778	1%	1,284	1%	835	2%	1,035	2%	1,085	2%
Consumer and other	399	2%	134	2%	630	3%	391	3%	520	3%
Total allowance for loan losses	$71,982	100%	$75,312	100%	$74,742	100%	$78,077	100%	$78,500	100%
_________________
(1)Percent refers to the amount of loans in each category as a percent of total loans.

(2)Includes both commercial and industrial loans and commercial tax-exempt loans.
The allowance for loan losses decreased $3.3 million to $72.0 million at December 31, 2019, from $75.3 million at December 31, 2018. The decrease in the balance in the allowance for loan losses was due to the following factors: the net impact of impaired loans, change in criticized loans, improved quantitative loss rates and a decrease in certain qualitative factors, partially offset by change in the mix and balances in the loan portfolio. The allowance for loan losses as a percentage of total loans was 1.03% and 1.09% at December 31, 2019 and December 31, 2018, respectively. The decrease in the allowance for loan losses as a percentage of total loans from December 31, 2018 to December 31, 2019 was driven primarily by the decline in loss factors and the net change in criticized loans, partially offset by the composition of the loan portfolio.
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
Upon the adoption of ASU 2016-13 on January 1, 2020, management's processes for the allowance for loan losses has changed. The amendments in this update replace the incurred loss impairment methodology in current GAAP with the CECL model methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Upon the adoption of CECL, the Company anticipates a net release in reserves that will cause an immaterial increase in equity of up to $20 million. This is an estimate based on current economic factors, portfolio mix, loan balances, and other factors and is subject to further refinement. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies” for further details.
The following table presents a summary of loans charged-off, net of recoveries, by geography, for the periods indicated. The geography assigned to the data is based on the location of the regional offices to which the loans are attributed.

	For the year ended December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Net loans (charged-off)/ recoveries:
New England	$942	$(226)	$1,839	$1,954	$(502)
Northern California	34	2,668	3,161	4,693	4,217
Southern California	(742)	326	(666)	(135)	502
Total net loans (charged-off)/ recoveries	$234	$2,768	$4,334	$6,512	$4,217
Nonperforming assets. The Company’s nonperforming assets include nonaccrual loans and OREO, if any. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of deeds in lieu of foreclosure. As of December 31, 2019, nonperforming assets totaled $16.1 million, or 0.18% of total assets, an increase of $1.6 million, or 11%, compared to $14.5 million, or 0.17% of total assets, as of December 31, 2018.
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest in accordance with the contractual terms of the loan agreement is in doubt. Despite a loan having a current payment status, if the Bank has reason to believe it may not collect all principal and interest on the loan in accordance with the related contractual terms, the Bank will generally discontinue the accrual of interest income and will apply any future interest payments received to principal. Of the $16.1 million of loans on nonaccrual status as of December 31, 2019, $9.8 million, or 61%, had a current payment status, $1.2 million, or 7%, were 30-89 days past due, and $5.1 million, or 32%, were 90 days or more past due. Of the $14.1 million of loans on nonaccrual status as of December 31, 2018, $3.6 million, or 26%, had a current payment status, $0.8 million, or 5%, were 30-89 days past due, and $9.7 million, or 69%, were 90 days or more past due.
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

Delinquencies. The past due status of a loan is determined in accordance with its contractual repayment terms. All loan types are reported past due when one scheduled payment is due and unpaid for 30 days or more. Loans 30-89 days past due increased $3.6 million, or 16%, to $25.9 million as of December 31, 2019 from $22.3 million as of December 31, 2018. Loan delinquencies can be attributed to many factors, such as continuing weakness in, or deteriorating, economic conditions in the region in which the collateral is located, the loss of a tenant or lower lease rates for commercial borrowers, or the loss of income for consumers and the resulting liquidity impacts on the borrowers. Further deterioration in the credit condition of these delinquent loans could lead to the loans going to nonaccrual status and/or being downgraded. Downgrades would generally result in additional provision for loan losses. Past due loans may be included with accruing substandard loans.
In certain instances, although very infrequently, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans 90 days or more past due, but still accruing, as of December 31, 2019 and 2018.
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
Loans that are individually evaluated for impairment require an analysis to determine the amount of impairment, if any. For collateral dependent loans, impairment would be indicated as a result of the carrying value of the loan exceeding the estimated collateral value, less costs to sell, or, for loans not considered to be collateral dependent, the carrying value of the loan exceeding the net present value of the projected cash flow, discounted at the loan’s contractual effective interest rate. Generally, when a collateral dependent loan becomes impaired, an updated appraisal of the collateral, if appropriate, is obtained. If the impaired loan has not been upgraded to a performing status within a reasonable amount of time, the Bank will continue to obtain updated appraisals, as deemed necessary, especially during periods of declining property values. Normally, shortfalls in the analysis of collateral dependent loans would result in the impairment amount being charged-off to the allowance for loan losses. Shortfalls on cash flow dependent loans may be carried as specific allocations to the general reserve unless a known loss is determined to have occurred, in which case such known loss is charged-off. Based on the impairment analysis, the provision could be higher or lower than the amount of provision associated with a loan prior to its classification as impaired. See Part II. Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies” for detail on the Company’s treatment of impaired loans in the allowance for loan losses.
Impaired loans individually evaluated for impairment in the allowance for loan losses totaled $19.2 million as of December 31, 2019, an increase of $3.6 million, or 23%, compared to $15.6 million at December 31, 2018. As of December 31, 2019, $1.1 million of the individually evaluated impaired loans had $0.2 million in specific reserve allocations. The remaining $18.1 million of individually evaluated impaired loans did not have specific reserve allocations due to the adequacy of collateral, prior charge-offs taken, interest collected and applied to principal, or a combination of these items. As of December 31, 2018, $4.2 million of individually evaluated impaired loans had $1.2 million in specific reserve allocations, and the remaining $11.4 million of individually evaluated impaired loans did not have specific reserve allocations.
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. As of December 31, 2019 and 2018, TDRs totaled $12.6 million and $8.0 million, respectively. As of December 31, 2019, $7.1 million of the $12.6 million of TDRs were on accrual status. As of December 31, 2018, $3.8 million of the $8.0 million of TDR loans were on accrual status. As of December 31, 2019 and 2018, the Company had no commitments to lend additional funds to debtors for loans whose terms had been modified in a TDR.

The following table sets forth information regarding nonaccrual loans, OREO, loans past due 90 days or more but still accruing, delinquent loans 30-89 days past due as to interest or principal held by the Bank, and TDRs as of the dates indicated.

	December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Loans accounted for on a nonaccrual basis	$16,103	$14,057	$14,295	$17,315	$26,571
OREO	—	401	—	1,690	776
Total nonperforming assets	$16,103	$14,458	$14,295	$19,005	$27,347
Loans past due 90 days or more, but still accruing	$—	$—	$—	$—	$—
Delinquent loans 30-89 days past due	$25,945	$22,299	$25,048	$15,137	$13,094
Troubled debt restructured loans (1)	$12,567	$8,043	$13,580	$18,078	$30,583
Nonaccrual loans as a % of total loans	0.23%	0.20%	0.22%	0.28%	0.46%
Nonperforming assets as a % of total assets	0.18%	0.17%	0.17%	0.24%	0.36%
Delinquent loans 30-89 days past due as a % of total loans	0.37%	0.32%	0.39%	0.25%	0.23%
_____________________
(1)Includes $5.5 million, $4.2 million, $2.5 million, $5.7 million, and $12.0 million also reported in nonaccrual loans as of December 31, 2019, 2018, 2017, 2016, and 2015 respectively.
A roll forward of nonaccrual loans for the years ended December 31, 2019 and 2018 is presented in the table below:

	December 31,
	2019	2018
	(In thousands)
Nonaccrual loans, beginning of year	$14,057	$14,295
Transfers in to nonaccrual status	11,743	11,886
Transfers out to OREO	—	(108)
Transfers out to accrual status	(3,050)	(4,379)
Charge-offs	(1,229)	(884)
Paid off/ paid down	(5,418)	(6,753)
Nonaccrual loans, end of year	$16,103	$14,057
The following table presents a summary of credit quality by geography, based on the location of the regional offices:

	December 31,
	2019	2018
	(In thousands)
Nonaccrual loans:
New England	$9,764	$6,728
Northern California	319	2,488
Southern California	6,020	4,841
Total nonaccrual loans	$16,103	$14,057
Loans 30-89 days past due and accruing:
New England	$20,507	$15,961
Northern California	2,593	2,246
Southern California	2,845	4,092
Total loans 30-89 days past due	$25,945	$22,299
Accruing classified loans: (1)
New England	$20,428	$10,392
Northern California	24,946	24,584
Southern California	12,548	19,119
Total accruing classified loans	$57,922	$54,095
____________________
(1) Accruing Classified includes both Substandard and Doubtful classifications.

The following table presents a summary of the credit quality by loan type. The loan type assigned to the credit quality data is based on the purpose of the loan.

	December 31,
	2019	2018
	(In thousands)
Nonaccrual loans:
Commercial and industrial	$582	$2,554
Commercial tax-exempt	—	—
Commercial real estate	—	546
Construction and land	—	—
Residential	13,993	7,914
Home equity	1,525	3,031
Consumer and other	3	12
Total nonaccrual loans	$16,103	$14,057
Loans 30-89 days past due and accruing:
Commercial and industrial	$828	$9,794
Commercial tax-exempt	—	—
Commercial real estate	1,420	—
Construction and land	—	—
Residential	20,171	6,843
Home equity	369	602
Consumer and other	3,157	5,060
Total loans 30-89 days past due	$25,945	$22,299
Accruing classified loans: (1)
Commercial and industrial	$24,987	$22,992
Commercial tax-exempt	4,052	4,051
Commercial real estate	23,558	27,052
Construction and land	—	—
Residential	4,253	—
Home equity	1,072	—
Consumer and other	—	—
Total accruing classified loans	$57,922	$54,095
____________________
(1) Accruing Classified includes both Substandard and Doubtful classifications.
Interest income recorded on nonaccrual loans and accruing TDRs and interest income that would have been recorded if the nonaccrual loans and accruing TDRs had been performing in accordance with their original terms for the full year or, if originated during the year, since origination are presented in the table below:

	Year ended December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Loans accounted for on a nonaccrual basis	$16,103	$14,057	$14,295	$17,315	$26,571
Interest income recorded during the year on these loans (1)	578	387	384	322	315
Interest income that would have been recorded on these nonaccrual loans during the year if the loans had been performing in accordance with their original terms and had been outstanding for the full year or since origination, if held for part of the year	820	748	701	1,091	2,041
Accruing troubled debt restructured loans	7,074	3,850	11,115	12,401	18,614
Interest income recorded during the year on these accruing TDR loans	278	199	616	652	822
Interest income that would have been recorded on these accruing TDR loans during the year if the loans had been performing in accordance with their original terms and had been outstanding for the full year or since origination, if held for part of the year	389	210	623	685	1,239
___________

(1)Represents interest income recorded while loans were in a performing status, prior to being placed on nonaccrual status and any interest income recorded on a cash basis while the loan was on nonaccrual status.
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
The Bank has identified approximately $57.9 million in potential problem loans at December 31, 2019, an increase of $3.8 million, or 7%, compared to $54.1 million at December 31, 2018. Numerous factors impact the level of potential problem loans including economic conditions and real estate values. These factors affect the borrower’s liquidity and, in some cases, the borrower’s ability to comply with loan covenants such as debt service coverage. When there is a loss of a major tenant in a commercial real estate building, the appraised value of the building generally declines. Loans may be downgraded when this occurs as a result of the additional risk to the borrower in obtaining a new tenant in a timely manner and negotiating a lease with similar or better terms than the previous tenant. In many cases, these loans are still current and paying as agreed, although future performance may be impacted.
Liquidity
Liquidity is defined as the Company’s ability to generate adequate cash to meet its needs for day-to-day operations and material long and short-term commitments. Liquidity risk is the risk of potential loss if the Company were unable to meet its funding requirements at a reasonable cost. The Company manages its liquidity based on demand, commitments, specific events, and uncertainties to meet current and future financial obligations of a short-term nature. The Company’s objective in managing liquidity is to respond to the needs of depositors and borrowers and to respond to earnings enhancement opportunities in a changing marketplace.
At December 31, 2019, the Company’s Cash and cash equivalents amounted to $292.5 million. The Holding Company’s Cash and cash equivalents amounted to $51.3 million at December 31, 2019. Management believes that the Holding Company and its subsidiaries, including the Bank, have adequate liquidity to meet their commitments for the foreseeable future.
Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At December 31, 2019, consolidated Cash and cash equivalents, Investment securities available-for-sale, and Equity securities at fair value, less securities pledged against current borrowings and derivatives, amounted to $1.2 billion, or 14% of Total assets, compared to $1.1 billion, or 13% of Total assets at December 31, 2018. Future loan growth may depend upon the Company’s ability to grow its core deposit levels. In addition, the Company has access to available borrowings through the FHLB totaling $1.4 billion as of December 31, 2019 and December 31, 2018. Combined, this liquidity totals $2.6 billion, or 30% of assets and 36% of total deposits as of December 31, 2019 compared to $2.5 billion, or 29% of assets and 37% of total deposits at December 31, 2018.
The Bank has various internal policies and guidelines regarding liquidity, both on and off-balance sheet, loans-to-assets ratio, and limits on the use of wholesale funds. These policies and/or guidelines require certain minimum or maximum balances or ratios be maintained at all times. In light of the provisions in the Bank’s internal liquidity policies and guidelines, the Bank will carefully manage the amount and timing of future loan growth along with its relevant liquidity policies and balance sheet guidelines. As a general matter, deposits are a cheaper source of funds than borrowings, because interest rates paid for deposits are typically less than interest rates charged for borrowings. If, as a result of general economic conditions, market interest rates, competitive pressures, or otherwise, the amount of deposits at the Bank decreases, the Bank may be limited in its ability to grow its loan portfolio or may have to rely more heavily on higher cost borrowings as a source of funds. During the year ended December 31, 2019, the Bank sold $190.7 million of residential mortgage loans driven by lower deposit levels.

Holding Company Liquidity. The Company has call options in DGHM that if exercised would require the Company to purchase (and the noncontrolling interest owners of DGHM to sell) the remaining noncontrolling interests at either a contractually predetermined fair value, a multiple of EBITDA, or fair value, as determined by the operating agreement. At December 31, 2019, the estimated maximum redemption value for this subsidiary related to outstanding call options was $1.4 million, all of which could be redeemed within the next 12 months, under certain circumstances, and is classified on the Consolidated Balance Sheets as redeemable Noncontrolling interests. These put and call options are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data - Note 14: Noncontrolling Interests.”
Although not a primary source of funds, the Holding Company has generated liquidity from the sale of subsidiaries in the past. Additional funds were generated at the time of the BOS sale closing in December 2018 and the Anchor sale closing in April 2018. On December 3, 2018, the Company completed the sale of its ownership interest in BOS to the management team of BOS for an upfront cash payment of $21.1 million and an eight-year revenue share that, at signing, had a net present value of $13.9 million. The financial impact of the transaction resulted in a pre-tax gain of $18.1 million and a related tax expense of $3.5 million. Based on the current assumptions, the Company expects to receive approximately $2.3 million in 2020 from the revenue sharing agreement with BOS.
Pursuant to the Anchor sale agreement, the Holding Company will be entitled to payments that had a net present value of $15.4 million in addition to the $31.8 million of cash received at the time of the sale closing in April 2018. The Company also incurred a tax liability of $12.7 million attributable to the transaction, which is primarily the result of a book-to-tax basis difference associated with nondeductible goodwill. Based on the current assumption, as of December 31, 2019, the Company expects to receive approximately $2.7 million in 2020 from revenue sharing payments from Anchor.
Dividends from the Bank are limited by various regulatory requirements relating to capital adequacy and retained earnings. See Part II. Item 5. “Market for Registrant’s Common Equity, Related Stockholders Matters, and Issuers Purchases of Equity Securities” for further details.
The Bank pays dividends to the Holding Company, subject to the approval of the Bank’s Board of Directors, depending on its profitability and risk-weighted asset growth. If regulatory agencies were to require banks to increase their capital ratios or impose other restrictions, it may limit the Bank's ability to pay dividends to the Holding Company and/or limit the amount that the Bank could grow.
Although the Bank’s capital currently exceeds regulatory requirements for capital, the Holding Company could downstream additional capital to increase the rate that the Bank could grow. The Holding Company’s Board of Directors is required to approve the payment depending on the amount of capital, if any, downstreamed by the Holding Company.
The Company is required to pay interest quarterly on its junior subordinated debentures. The estimated cash outlay for 2020 for the interest payments is approximately $3.6 million based on the debt outstanding at December 31, 2019 and estimated London Interbank Offered Rate (“LIBOR”). LIBOR is anticipated to be phased out as a benchmark by the end of 2021. The Company will need to negotiate an alternative benchmark rate to be used at that time.
The Company presently plans to pay cash dividends on its common stock on a quarterly basis dependent upon a number of factors such as profitability, Holding Company liquidity, and the Company’s capital levels. However, the ultimate declaration of dividends by the Company's Board of Directors will depend on consideration of, among other things, recent financial trends and internal forecasts, regulatory limitations, alternative uses of capital deployment, general economic conditions, and regulatory changes to capital requirements. Additionally, the Company is required to inform and consult with the Federal Reserve in advance of declaring a dividend that exceeds earnings for the period for which the dividend is being paid. Based on the current quarterly dividend rate of $0.12 per share, as announced by the Company on January 22, 2020, and estimated shares outstanding, the Company estimates that the amount to be paid out for dividends to common shareholders in 2020 will be approximately $39.8 million. The estimated dividend payments in 2020 could increase or decrease if the Company’s Board of Directors votes to increase or decrease, respectively, the current dividend rate, and/or the number of shares outstanding changes significantly.
On June 15, 2018, the Company redeemed all $50 million of the outstanding Series D preferred stock.
In the third quarter of 2019, the Company's Board of Directors approved, and the Company received regulatory non-objection for, a share repurchase program of up to $20.0 million of the Company's outstanding common shares. Under the program, shares may be repurchased from time to time in the open market for a one-year period. As of December 31, 2019, the Company may repurchase up to $12.8 million shares of common stock under this program. See Part II. Item 5. “Market for Registrant’s Common Equity, Related Stockholders Matters, and Issuers Purchases of Equity Securities” for further details.

Bank Liquidity. The Bank has established various borrowing arrangements to provide additional sources of liquidity and funding. Management believes that the Bank currently has adequate liquidity available to respond to current demands. The Bank is a member of the FHLB of Boston and has access to short-term and long-term borrowings from that institution. The FHLB can change the advance amounts that banks can utilize based on a bank’s current financial condition as obtained from publicly available data such as FDIC Call Reports. Decreases in the amount of FHLB borrowings available to the Bank would lower its liquidity and possibly limit the Bank’s ability to grow in the short-term. Management believes that the Bank has adequate liquidity to meet its commitments for the foreseeable future.
In addition to the above liquidity, the Bank has access to the FRB discount window facility, which can provide short-term liquidity as “lender of last resort”, brokered deposits, and federal funds lines. The use of non-core funding sources, including brokered deposits and borrowings by the Bank, may be limited by regulatory agencies. Generally, the regulatory agencies prefer that banks rely on core-funding sources for liquidity.
From time to time, the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. At December 31, 2019, the Bank had unused federal fund lines of credit totaling $500.0 million with correspondent institutions to provide it with immediate access to overnight borrowings, compared to $465.0 million at December 31, 2018. At December 31, 2019, the Bank did not have any outstanding borrowings under the federal funds lines with these correspondent institutions nor outstanding borrowings under federal funds lines with the FHLB. The Bank had $100.0 million outstanding borrowings under the federal funds lines with these correspondent institutions along with an additional $150.0 million of outstanding borrowings under federal funds lines with the FHLB at December 31, 2018. Certain liquidity sources, such as federal funds lines, may be withdrawn by the correspondent bank at any time especially in the event of financial deterioration of the institution.
The Bank has negotiated brokered deposit agreements with several institutions that have nationwide distribution capabilities. The Bank also participates in deposit placement services that can be used to provide customers to expanded deposit insurance coverage. At December 31, 2019, the Bank had $422.4 million of brokered deposits outstanding under these agreements compared to $541.1 million at December 31, 2018.
If the Bank is no longer able to utilize the FHLB for borrowing, collateral currently used for FHLB borrowings could be transferred to other facilities such as the FRB’s discount window. In addition, the Bank could increase its usage of brokered deposits. Other borrowing arrangements may have higher rates than the FHLB would typically charge.
Consolidated cash flow comparison for the years ended December 31, 2019 and 2018
Net cash provided by operating activities of continuing operations totaled $73.3 million and $91.5 million for the years ended December 31, 2019 and 2018, respectively. Cash flows from operating activities of continuing operations are generally the cash effects of transactions and other events. Cash provided by operating activities of continuing operations decreased $18.2 million from 2018 to 2019, driven by an increase in other assets, an increase in loans originated for sale, and lower net income in 2019, partially offset by proceeds from the sale of loans held for sale. The $18.1 million gain on the sale of BOS impacted 2018.
Net cash used in investing activities totaled $19.0 million and $198.4 million for the years ended December 31, 2019 and 2018, respectively. Investing activities of the Company include certain loan activities, investment activities and capital expenditures. Cash used in investing activities decreased $179.4 million from 2018 to 2019 due to the sale of portfolio loans in 2019; a net decrease in portfolio loans compared to 2018; and the sales, maturities, redemptions and principal payments of securities, net of purchases, partially offset by the sales of BOS and Anchor in 2018.
Net cash provided by financing activities totaled $110.9 million and $111.6 million for the years ended December 31, 2019 and 2018, respectively. Cash provided by financing activities decreased $0.7 million from 2018 to 2019. The decrease in cash provided by financing activities is primarily driven by the lower net change in FHLB borrowings and federal funds sold, partially offset by an increase in deposits in 2019. The redemption of the Series D preferred stock and completion of the share repurchase program impacted 2018.
The Company had no net cash provided by operating activities of discontinued operations for the year ended December 31, 2019, compared to net cash provided by operating activities of discontinued operations of $2.0 million for the year ended December 31, 2018. The revenue share agreement with a divested subsidiary ended in the first quarter of 2018, and the Company will no longer receive additional income from Westfield.
Consolidated cash flow comparison for the years ended December 31, 2018 and 2017
Net cash provided by operating activities of continuing operations totaled $91.5 million and $97.1 million for the years ended December 31, 2018 and 2017, respectively. Cash flows from operating activities of continuing operations are generally the cash effects of transactions and other events that enter into the determination of net income of continuing operations. Cash provided by operating activities of continuing operations decreased $5.6 million from 2017 to 2018 primarily driven by the $24.9 million goodwill impairment expense in 2017, the $18.1 million gain on sale of BOS in 2018, and the impairment of goodwill in 2017, partially offset by higher net income in 2018 after adjusting for noncash items.
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
Net cash provided by operating activities of discontinued operations totaled $2.0 million for the year ended December 31, 2018, compared to cash provided by operating activities of discontinued operations of $4.9 million for the year ended December 31, 2017. Cash flows from operating activities of discontinued operations relate to the ongoing revenue share agreement with a divested subsidiary, which ended in the first quarter of 2018, and the related income tax impact. The Company will not receive additional income from Westfield now that the final payment has been received.
Capital Resources
Total shareholders’ equity at December 31, 2019 was $819.0 million, compared to $754.0 million at December 31, 2018, an increase of $65.1 million, or 9%. The increase in shareholders’ equity was primarily the result of an increase in net income and accumulated other comprehensive income from the mark-to-market of available-for-sale investment securities, partially offset by dividends paid to common shareholders and the repurchase of common shares under the 2019 share repurchase program.
As a bank holding company, the Company is subject to various regulatory capital requirements administered by federal agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements.
See Part II. Item 8. “Financial Statements and Supplementary Data - Note 24: Regulatory Matters” for additional details, including the regulatory capital and capital ratios table, and Part I. Item 1. “Business Supervision and Regulation - Capital Adequacy and Safety and Soundness.”
Contractual Obligations
The table below presents a detail of the maturities of the Company’s contractual obligations and commitments as of December 31, 2019. See Part II. Item 8. “Financial Statements and Supplementary Data - Notes 11 through 13” for terms of borrowing arrangements and interest rates.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Federal Home Loan Bank Borrowings	$350,829	$274,365	$65,725	$7,349	$3,390
Securities sold under agreements to repurchase	53,398	53,398	—	—	—
Junior subordinated debentures	106,363	—	—	—	106,363
Operating lease obligations	135,592	19,930	39,559	31,921	44,182
Deferred compensation and benefits (1)	32,175	7,558	4,910	2,987	16,720
Data processing	15,584	15,584	—	—	—
Bonus and commissions	22,537	22,537	—	—	—
Total contractual obligations at December 31, 2019	$716,478	$393,372	$110,194	$42,257	$170,655
___________
(1)Includes supplemental executive retirement plans, deferred compensation plan, salary continuation plans, long-term incentive plans, and split dollar life insurance.

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

	Maturity of Commitment by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Unadvanced portion of loans, unused lines of credit, and commitments to originate loans	$1,593,002	$833,343	$241,836	$83,048	$434,775
Standby letters of credit	49,117	49,117	—	—	—
Forward commitments to sell loans	11,850	11,850	—	—	—
Total commitments at December 31, 2019	$1,653,969	$894,310	$241,836	$83,048	$434,775

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
Impact of Accounting Estimates
In preparing the consolidated financial statements, management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change, in the near term, relate to the determination of the allowance for loan losses, valuation of goodwill and other intangibles, and income tax estimates.
Impact of Inflation and Changing Prices
The consolidated financial statements and related notes thereto presented in Part II. Item 8. “Financial Statements and Supplementary Data” have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity and Market Risk
The Company considers interest rate risk to be a significant market risk for the Bank. Interest rate risk is the exposure to adverse changes in the net income of the Company as a result of changes in interest rates. Consistency in the Company’s earnings is related to the effective management of interest rate-sensitive assets and liabilities due to changes in interest rates, and on the degree of fluctuation of wealth management and trust fees, and investment management fees due to movements in the bond and equity markets.
Fee income from our RIAs is not directly dependent on market interest rates and may provide the Company a relatively stable source of income in varying market interest rate environments. However, this fee income is generally based upon the value of AUM and, therefore, can be significantly affected by changes in the values of equities and bonds. Furthermore, performance fees and partnership income earned by DGHM, as managers of limited partnerships, are directly dependent upon short-term investment performance that can fluctuate significantly with changes in the capital markets. The Company does not have any trading operations for its own account.
In addition to directly impacting Net interest income (“NII”), changes in the level of interest rates can also affect (i) the amount of loans originated and sold by the Company; (ii) the ability of borrowers to repay variable or adjustable rate loans; (iii) the average maturity of loans and mortgage-backed securities; (iv) the rate of amortization of premiums paid on securities; (v) the amount of unrealized gains and losses on securities available-for-sale; and (v) loan prepayment and refinancing.
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
Model Methodologies
•The base model is built as a static balance sheet simulation. Growth and/or contraction are not incorporated into the base model to avoid masking of the inherent interest rate risk in the balance sheet as it stands at a point in time, however, balance sheet adjustments may be incorporated into the model to reflect anticipated changes in certain balance sheet categories.
•The model utilizes the FHLB, LIBOR, and Treasury yield curves in effect as of December 31, 2019. Other market rates used in this analysis include the Prime rate and Federal Funds rate, which were 4.75% and 1.75% respectively, at December 31, 2019. All interest rate changes are assumed to occur in the first 12 months and remain flat thereafter. All market rates are floored at 0.00% (Federal Funds, Treasury yields, LIBOR, FHLB), while the Prime rate is floored at 3.00%. All points on the market yield curves increase/decrease congruently.

The following table presents the estimated impact of interest rate changes on pro-forma NII for the Company over a 12-month period:

	Twelve months beginning January 1, 2020
	$ Change	% Change
	(In thousands)
Parallel ramp up 200 basis points	$2,835	1.22%
Down parallel ramp 100 basis points	$(1,901)	(0.82)%

	Twelve months beginning January 1, 2019
	$ Change	% Change
	(In thousands)
Parallel ramp up 200 basis points	$498	0.21%
Down parallel ramp 100 basis points	$(642)	(0.27)%
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
At December 31, 2019, the Company’s overall balance sheet was immediately asset-sensitive (i.e. a positive gap). The actual ability to reprice certain interest-bearing liabilities depends on other factors in addition to the movement of interest rates. These factors include competitor pricing, the current rate paid on interest-bearing liabilities, and alternative products offered in the financial market place. Most importantly, non-maturity deposits do not have a formal re-pricing date and are priced based on management discretion. They are gapped as re-pricing in 3-6 months when, in fact, they may not. The Bank does not attempt to perfectly match interest rate sensitive assets and liabilities and will selectively mismatch its assets and liabilities to a controlled degree when management considers such a mismatch both appropriate and prudent.
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

The following table presents the repricing schedule for the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2019:

	Within Three Months	Over Three to Six Months	Over Six to Twelve Months	Over One Year to Five Years	Over Five Years	Total
	(In thousands)
Interest-earning assets (1):
Interest bearing cash	$235,104	$—	$—	$—	$—	$235,104
Investment securities	341	16,696	50,567	459,508	518,194	1,045,306
FHLB and Federal Reserve stock	39,078	—	—	—	—	39,078
Loans held for sale (2)	7,386	—	—	—	—	7,386
Loans—Fixed rate (5)	132,014	129,015	251,621	1,362,449	480,404	2,355,503
Loans—Variable rate	1,904,702	260,743	382,137	1,586,232	487,387	4,621,201
Total interest-earning assets	$2,318,625	$406,454	$684,325	$3,408,189	$1,485,985	$8,303,578
Interest-bearing liabilities (3):
Savings and NOW accounts (4)	$—	$646,200	$—	$—	$—	$646,200
Money market accounts (4) (5)	—	3,969,330	—	—	—	3,969,330
Certificates of deposit	285,236	187,854	154,837	26,521	485	654,933
Securities sold under agreements to repurchase	—	53,398	—	—	—	53,398
FHLB borrowings	224,144	24,983	25,238	73,074	3,390	350,829
Junior subordinated debentures	103,093	—	—	—	3,270	106,363
Total interest-bearing liabilities	$612,473	$4,881,765	$180,075	$99,595	$7,145	$5,781,053
Net interest sensitivity gap during the period	$1,706,152	$(4,475,311)	$504,250	$3,308,594	$1,478,840	$2,522,525
Cumulative gap	$1,706,152	$(2,769,159)	$(2,264,909)	$1,043,685	$2,522,525
Interest-sensitive assets as a percent of interest-sensitive liabilities (cumulative)	378.57%	49.60%	60.08%	118.08%	143.63%
Cumulative gap as a percent of total assets	19.32%	(31.36)%	(25.65)%	11.82%	28.57%
_____________
(1)Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate assets are included in the periods in which they are scheduled to mature or have contractual returns of principal. Prepayments of principal based upon standard estimated prepayment speeds are also included in each time period.
(2)Loans held for sale are typically sold within three months of origination.
(3)Does not include $2.0 billion of demand accounts because they are noninterest bearing.
(4)While savings, NOW and money market accounts can be withdrawn any time, management believes they have characteristics that make their effective maturity longer.
(5)Does not include the economic effect of hedges. Our hedges are designed to protect our net interest income from interest rate changes on certain loans. The interest rate sensitivity table reflects the sensitivity at current interest rates. As a result, the notional amounts of our hedges are not included in the table. For additional information on our Derivatives, see Part II. Item 8. “Notes to Consolidated Financial Statements - Note 9: Derivatives and Hedging Activities.”
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
	(In thousands, except share and per share data)
Assets:
Cash and cash equivalents	$292,479	$127,259
Investment securities available-for-sale (amortized cost of $966,900 and $1,018,774 at December 31, 2019 and 2018, respectively)	978,284	994,065
Investment securities held-to-maturity (fair value of $47,949 and $68,595 at December 31, 2019 and 2018, respectively)	48,212	70,438
Equity securities at fair value	18,810	14,228
Stock in Federal Home Loan Bank and Federal Reserve Bank	39,078	49,263
Loans held for sale	7,386	2,812
Total loans	6,976,704	6,893,158
Less: Allowance for loan losses	71,982	75,312
Net loans	6,904,722	6,817,846
Other real estate owned (“OREO”)	—	401
Premises and equipment, net	44,527	45,412
Goodwill	57,607	57,607
Intangible assets, net	10,352	12,227
Fees receivable	4,095	5,101
Accrued interest receivable	24,175	24,366
Deferred income taxes, net	11,383	26,638
Right-of-use assets	102,075	—
Other assets	287,316	246,962
Total assets	$8,830,501	$8,494,625
Liabilities:
Deposits	$7,241,476	$6,781,170
Securities sold under agreements to repurchase	53,398	36,928
Federal funds purchased	—	250,000
Federal Home Loan Bank borrowings	350,829	420,144
Junior subordinated debentures	106,363	106,363
Lease liabilities	117,214	—
Other liabilities	140,820	143,540
Total liabilities	8,010,100	7,738,145
Redeemable Noncontrolling Interests	1,383	2,526
Shareholders’ Equity:
Common stock, $1.00 par value; authorized: 170,000,000 shares; issued and outstanding: 83,265,674 shares at December 31, 2019 and 83,655,651 shares at December 31, 2018	83,266	83,656
Additional paid-in capital	600,708	600,196
Retained earnings	127,469	87,821
Accumulated other comprehensive income/(loss)	7,575	(17,719)
Total shareholders’ equity	819,018	753,954
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$8,830,501	$8,494,625
 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$281,580	$262,525	$228,964
Taxable investment securities	4,113	6,007	6,393
Non-taxable investment securities	7,702	7,094	6,622
Mortgage-backed securities	10,793	12,091	13,391
Short-term investments and other	4,259	5,187	3,325
Total interest and dividend income	308,447	292,904	258,695
Interest expense:
Deposits	59,083	39,846	20,884
Federal Home Loan Bank borrowings	14,969	13,787	9,883
Junior subordinated debentures	4,189	3,925	2,919
Repurchase agreements and other short-term borrowings	2,130	780	323
Total interest expense	80,371	58,338	34,009
Net interest income	228,076	234,566	224,686
Provision/(credit) for loan losses	(3,564)	(2,198)	(7,669)
Net interest income after provision/(credit) for loan losses	231,640	236,764	232,355
Fees and other income:
Wealth management and trust fees	75,757	99,818	97,921
Investment management fees	10,155	21,728	45,515
Other banking fee income	10,948	9,826	8,915
Gain on sale of loans, net	1,622	243	451
Gain/(loss) on sale of investments, net	—	(613)	376
Gain/(loss) on OREO, net	91	—	(46)
Gain/(loss) on sale of affiliates	—	18,142	(1,264)
Other	2,974	853	2,098
Total fees and other income	101,547	149,997	153,966
Operating expense:
Salaries and employee benefits	134,302	161,468	178,501
Occupancy and equipment	32,038	32,116	30,165
Information systems	22,642	25,185	21,796
Professional services	15,228	13,155	13,763
Marketing and business development	6,439	7,648	7,766
Amortization of intangibles	2,691	2,929	5,601
Impairment of goodwill	—	—	24,901
FDIC insurance	1,285	2,865	2,969
Restructuring	1,646	7,828	—
Other	13,935	14,161	14,474
Total operating expense	230,206	267,355	299,936
Income before income taxes	102,981	119,406	86,385
Income tax expense	22,591	37,537	46,196
Net income from continuing operations	80,390	81,869	40,189
Net income from discontinued operations	—	2,002	4,870
Net income before attribution to noncontrolling interests	80,390	83,871	45,059
(Continued)

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except share and per share data)
Less: Net income attributable to noncontrolling interests	362	3,487	4,468
Net income attributable to the Company	$80,028	$80,384	$40,591
Adjustments to net income attributable to the Company to arrive at net income attributable to common shareholders	1,143	(1,682)	(4,887)
Net income attributable to common shareholders for earnings per share calculation	$81,171	$78,702	$35,704

Basic earnings per share attributable to common shareholders:
From continuing operations:	$0.97	$0.92	$0.37
From discontinued operations:	$—	$0.02	$0.06
Total attributable to common shareholders:	$0.97	$0.94	$0.43
Weighted average basic common shares outstanding	83,430,740	83,596,685	82,430,633

Diluted earnings per share attributable to common shareholders:
From continuing operations:	$0.97	$0.90	$0.36
From discontinued operations:	$—	$0.02	$0.06
Total attributable to common shareholders:	$0.97	$0.92	$0.42
Weighted average diluted common shares outstanding	83,920,792	85,331,314	84,802,565
 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Net income attributable to the Company	$80,028	$80,384	$40,591
Other comprehensive income/(loss), net of tax:
Unrealized gain/(loss) on securities available-for-sale	25,991	(9,503)	4,719
Reclassification adjustment for net realized (gain)/loss included in net income	—	426	(222)
Net unrealized gain/(loss) on securities available-for-sale	25,991	(9,077)	4,497
Unrealized gain/(loss) on cash flow hedges	(31)	700	190
Reclassification adjustment for net realized (gain)/loss included in net income	(360)	(646)	688
Net unrealized gain/(loss) on cash flow hedges	(391)	54	878
Unrealized gain/(loss) on other	(306)	296	50
Net unrealized gain/(loss) on other	(306)	296	50
Other comprehensive income/(loss), net of tax	25,294	(8,727)	5,425
Total comprehensive income attributable to the Company, net	$105,322	$71,657	$46,016
 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Noncontrolling Interests	Total
	(In thousands, except share data)
Balance at December 31, 2016	$47,753	$83,732	$597,454	$47,929	$(12,548)	$4,161	$768,481
Reclassification due to change in accounting principle (1)	—	—	—	1,535	(1,535)	—	—
Net income attributable to the Company	—	—	—	40,591	—	—	40,591
Other comprehensive income/(loss), net	—	—	—	—	5,425	—	5,425
Dividends paid to common shareholders: $0.44 per share	—	—	—	(37,054)	—	—	(37,054)
Dividends paid to preferred shareholders	—	—	—	(3,475)	—	—	(3,475)
Net change in noncontrolling interests	—	—	—	—	—	1,025	1,025
Net proceeds from issuance of:
140,284 shares of common stock	—	140	1,461	—	—	—	1,601
99,927 incentive stock grant shares canceled or forfeited and 91,100 shares withheld for employee taxes	—	(191)	(1,239)	—	—	—	(1,430)
Exercise of warrants	—	419	2,584	—	—	—	3,003
Amortization of stock compensation and employee stock purchase plan	—	—	8,275	—	—	—	8,275
Stock options exercised	—	108	774	—	—	—	882
Other equity adjustments	—	—	(1,380)	—	—	—	(1,380)
Balance at December 31, 2017	$47,753	$84,208	$607,929	$49,526	$(8,658)	$5,186	$785,944

Balance at December 31, 2017	$47,753	$84,208	$607,929	$49,526	$(8,658)	$5,186	$785,944
Reclassification due to change in accounting principles (2)	—	—	—	334	(334)	—	—
Net income attributable to the Company	—	—	—	80,384	—	—	80,384
Other comprehensive income/(loss), net	—	—	—	—	(8,727)	—	(8,727)
Dividends paid to common shareholders: $0.48 per share	—	—	—	(40,685)	—	—	(40,685)
Dividends paid to preferred shareholders	—	—	—	(1,738)	—	—	(1,738)
Net change in noncontrolling interests	—	—	—	—	—	(5,186)	(5,186)
Redemption of Series D preferred stock	(47,753)	—	(2,247)	—	—	—	(50,000)
Repurchase of 1,642,635 shares of common stock	—	(1,643)	(18,357)	—	—	—	(20,000)
Net proceeds from issuance of:
142,817 shares of common stock	—	143	1,723	—	—	—	1,866
40,475 shares of incentive stock grants, net of 154,905 shares canceled or forfeited and 161,967 shares withheld for employee taxes	—	(275)	(1,529)	—	—	—	(1,804)
Exercise of warrants	—	1,019	(647)	—	—	—	372
Amortization of stock compensation and employee stock purchase plan	—	—	6,050	—	—	—	6,050
Stock options exercised	—	204	1,457	—	—	—	1,661
Other equity adjustments	—	—	5,817	—	—	—	5,817
Balance at December 31, 2018	$—	$83,656	$600,196	$87,821	$(17,719)	$—	$753,954
(Continued)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Noncontrolling Interests	Total
	(In thousands, except share data)
Balance at December 31, 2018	$—	$83,656	$600,196	$87,821	$(17,719)	$—	$753,954
Net income attributable to the Company	—	—	—	80,028	—	—	80,028
Other comprehensive income/(loss), net	—	—	—	—	25,294	—	25,294
Dividends paid to common shareholders: $0.48 per share	—	—	—	(40,380)	—	—	(40,380)
Repurchase of 678,165 shares of common stock	—	(678)	(6,515)	—	—	—	(7,193)
Net proceeds from issuance of:
278,060 shares of common stock	—	278	2,135	—	—	—	2,413
56,767 shares of incentive stock grants, net of 10,026 shares canceled or forfeited and 119,590 shares withheld for employee taxes	—	(73)	(420)	—	—	—	(493)
Amortization of stock compensation and employee stock purchase plan	—	—	3,994	—	—	—	3,994
Stock options exercised	—	83	479	—	—	—	562
Other equity adjustments	—	—	839	—	—	—	839
Balance at December 31, 2019	$—	$83,266	$600,708	$127,469	$7,575	$—	$819,018
_____________
(1)Reclassification due to the adoption of ASU 2018-02. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies.”
(2)Reclassification due to the adoption of ASU 2016-01 and ASU 2017-12. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies.”
See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income attributable to the Company	$80,028	$80,384	$40,591
Adjustments to arrive at net income from continuing operations
Net income attributable to noncontrolling interests	362	3,487	4,468
Less: Net income from discontinued operations	—	(2,002)	(4,870)
Net income from continuing operations	80,390	81,869	40,189
Adjustments to reconcile net income from continuing operations to net cash provided by/(used in) operating activities:
Depreciation and amortization	24,125	23,129	21,023
Net income attributable to noncontrolling interests	(362)	(3,487)	(4,468)
Stock compensation, net of cancellations	4,820	6,676	8,275
Impairment of goodwill	—	—	24,901
Provision/(credit) for loan losses	(3,564)	(2,198)	(7,669)
Loans originated for sale	(62,690)	(37,631)	(53,287)
Proceeds from sale of loans held for sale	58,541	39,773	52,508
(Gain)/loss on sale of affiliates	—	(18,142)	1,264
Goodwill and intangibles on sale of affiliates	—	18,919	—
Deferred income tax expense/(benefit)	5,423	5,829	22,845
Decrease in right-of-use assets	6,386	—	—
Decrease in operating lease liabilities	(7,050)	—	—
Net decrease/(increase) in other operating activities	(32,737)	(23,240)	(8,466)
Net cash provided by operating activities of continuing operations	73,282	91,497	97,115
Net cash provided by operating activities of discontinued operations	—	2,002	4,870
Net cash provided by operating activities	73,282	93,499	101,985
Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(84,514)	(39,747)	(111,755)
Sales	—	53,412	81,221
Maturities, redemptions, and principal payments	128,654	120,523	120,546
Investment securities held-to-maturity:
Purchases	—	(21,752)	(14,945)
Principal payments	21,949	25,598	32,912
Equity securities at fair value:
Purchases	(51,395)	(63,791)	(65,266)
Sales	46,813	70,357	67,186
(Investments)/distributions in trusts, net	720	224	(952)
Purchase of BOLI	—	—	(50,000)
Contingent considerations from divestitures	4,507	1,233	—
(Purchase)/redemption of FHLB and FRB stock, net	10,185	10,710	(15,896)
Net increase in portfolio loans	(277,351)	(390,884)	(390,003)
Proceeds from recoveries of loans previously charged-off	1,463	3,266	5,197
Proceeds from sale of OREO	492	108	1,644
Proceeds from sale of portfolio loans	190,686	—	—
Proceeds from sale of affiliates	—	52,981	—
(Continued)

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Capital expenditures	(11,205)	(20,643)	(14,204)
Net cash (used in) investing activities	(18,996)	(198,405)	(354,315)
Cash flows from financing activities:
Net increase in deposits	460,306	270,924	425,100
Net (decrease)/increase in securities sold under agreements to repurchase	16,470	4,759	(27,455)
Net (decrease)/increase in federal funds purchased	(250,000)	220,000	(50,000)
Net (decrease)/increase in short-term FHLB borrowings	35,000	(220,000)	40,000
Advances of long-term FHLB borrowings	340,000	116,444	50,110
Repayments of long-term FHLB borrowings	(444,315)	(169,981)	(130,634)
Repurchase of Series D preferred stock, including deemed dividend	—	(50,000)	—
Repurchase of common stock	(7,193)	(20,000)	—
Dividends paid to common shareholders	(40,380)	(40,685)	(37,054)
Dividends paid to preferred shareholders	—	(1,738)	(3,475)
Proceeds from warrant exercises	—	372	3,003
Proceeds from stock option exercises	562	1,661	882
Proceeds from issuance of common stock	2,413	1,866	1,601
Tax withholding for share based compensation awards	(1,319)	(2,430)	(1,430)
Distributions paid to noncontrolling interests	(362)	(3,354)	(4,360)
Other equity adjustments	(248)	3,786	26
Net cash provided by financing activities	110,934	111,624	266,314
Net increase in cash and cash equivalents	165,220	6,718	13,984
Cash and cash equivalents at beginning of year	127,259	120,541	106,557
Cash and cash equivalents at end of year	$292,479	$127,259	$120,541
Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$80,428	$58,548	$33,727
Cash paid for income taxes, net of (refunds received)	$17,017	$20,541	$32,159
Change in unrealized gain/(loss) on securities available-for-sale, net of tax	$25,991	$(9,077)	$4,497
Change in unrealized gain/(loss) on cash flow hedges, net of tax	$(391)	$54	$878
Change in unrealized gain/(loss) on other, net of tax	$(306)	$296	$50
Non-cash transactions:
Transfer of net assets into held for sale	$—	$21	$58,034
Loans charged-off	$(1,229)	$(899)	$(863)
Loans transferred into OREO from portfolio	$—	$401	$—
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
The Private Banking segment is comprised of the banking operations of Boston Private Bank & Trust Company (the “Bank” or “Boston Private Bank”), a trust company chartered by The Commonwealth of Massachusetts, whose deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”), and a wholly-owned subsidiary of the Company. Boston Private Bank is a member of the Federal Reserve Bank of Boston. Boston Private Bank primarily operates in three geographic markets: New England, Northern California, and Southern California. The Private Banking segment is principally engaged in providing banking services to high net worth individuals, privately-owned businesses and partnerships, and nonprofit organizations. In addition, the Private Banking segment is an active provider of financing for affordable housing, first-time homebuyers, economic development, social services, community revitalization and small businesses.
The Wealth Management and Trust segment is comprised of Boston Private Wealth LLC (“Boston Private Wealth”), a registered investment adviser (“RIA”) and wholly-owned subsidiary of the Bank, as well as the trust operations of Boston Private Bank. The Wealth Management and Trust segment offers planning-based financial strategies, wealth management, family office, financial planning, tax planning, and trust services to individuals, families, institutions, and nonprofit institutions. On September 1, 2019, KLS Professional Advisors Group, LLC (“KLS”) merged with and into Boston Private Wealth. The results of KLS were previously reported in a third reportable segment, “Affiliate Partners”, as further discussed below. The Wealth Management and Trust segment operates in New England, New York, Southeast Florida, Northern California, and Southern California.
Prior to the third quarter of 2019, the Company had three reportable segments: Affiliate Partners, Private Banking, and Wealth Management and Trust. For the first two quarters of 2019, the Affiliate Partners segment was comprised of two subsidiaries of the Company: KLS and Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”), each of which are RIAs. Prior to the first quarter of 2019, the Affiliate Partners segment also included Anchor Capital Advisors, LLC (“Anchor”) and Bingham, Osborn & Scarborough, LLC (“BOS”). On April 13, 2018, the Company completed the sale of its ownership interest in Anchor. On December 3, 2018, the Company completed the sale of its ownership interest in BOS. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 3: Asset Sales and Divestitures” for additional information.
With the integration of KLS into Boston Private Wealth, the Company reorganized the segment reporting structure to align with how the Company's financial performance and strategy is reviewed and managed. The results of KLS are now included in the results of Boston Private Wealth within the Wealth Management and Trust segment for all periods presented. The results of DGHM are now included within the Holding Company and Eliminations segment for all periods presented. The results of Anchor and BOS are included in the Holding Company and Eliminations segment for the periods owned. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 3: Asset Sales and Divestitures” for further details on the transactions.
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
Use of Estimates
In preparing the consolidated financial statements, management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change, in the near term, relate to the determination of the allowance for loan losses, valuation of goodwill and intangible assets, and income tax estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Significant Group Concentrations of Credit Risk
Most of the Company’s activities are with clients within the New England, Northern California, and Southern California regions of the country. The Company does not believe it has any significant concentrations in any one industry, geographic location, or with any one client. Part II. Item 8. “Financial Statements and Supplementary Data - Note 4: Investment Securities” highlights the types of securities in which the Company invests, and Part II. Item 8. “Financial Statements and Supplementary Data - Note 5: Loan Portfolio and Credit Quality” describes the concentration of the Private Banking loan data based on the location of the lender.
Statements of Cash Flows
For purposes of reporting cash flows, the Company considers cash and due from banks which have original maturities with 90 days or less to be cash equivalents.
Cash and Due from Banks
The Bank is required to maintain average reserve balances in an account with the Federal Reserve based upon a percentage of certain deposits. As of December 31, 2019 and 2018, the daily amounts required to be held in the aggregate for the Bank were $3.4 million and $4.3 million, respectively.
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
The Company conducts a quarterly review and evaluation of its investment securities to determine if the decline in fair value of a security below its amortized cost is deemed to be other-than-temporary. Other-than-temporary impairment losses are recognized on securities when: (i) the holder has an intention to sell the security; (ii) it is more likely than not that the security will be required to be sold prior to recovery; or (iii) the holder does not expect to recover the entire amortized cost basis of the security. Other-than-temporary losses are reflected in earnings as a charge against gain on sale of investments, net, to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in accumulated other comprehensive income/(loss). The Company has no intention to sell any securities in an unrealized loss position at December 31, 2019, nor is it more likely than not that the Company would be required to sell such securities prior to the recovery of the unrealized losses. As of December 31, 2019, the Company believes that all impairments of investment securities are temporary in nature. No other-than-temporary impairment losses were recognized in the Consolidated Statements of Operations for the years ended December 31, 2019, 2018, and 2017.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

When the Company analyzes its loan portfolio to determine the adequacy of its allowance for loan losses, it categorizes the loans by portfolio segment and class of financing receivable based on the similarities in risk characteristics for the loans. The Company has determined that its portfolio segments and classes of financing receivables are one and the same, with the exception of the commercial and industrial portfolio segment, which consists of other commercial and industrial loans and commercial tax-exempt loans. The level at which the Company develops and documents its allowance for loan loss methodology is consistent with the grouping of financing receivables based upon initial measurement attributes, risk characteristics, and the Company’s method for monitoring and assessing credit risks. These portfolio segments and classes of financing receivables are:
•Commercial and industrial (portfolio segment)
◦Other commercial and industrial loans (class of financing receivable)- Commercial and industrial loans include working capital and revolving lines of credit, term loans for equipment and fixed assets, and Small Business Administration (“SBA”) loans.
◦Commercial tax-exempt loans (class of financing receivable)- Commercial tax-exempt loans include loans to not-for-profit private schools, colleges, public charter schools and other non-for-profit organizations.
•Commercial real estate (segment and class)- Commercial real estate loans are generally acquisition financing for commercial properties such as office buildings, retail properties, apartment buildings, and industrial/warehouse space. In addition, tax-exempt commercial real estate loans are provided for affordable housing development and rehabilitation. These loans are often supplemented with federal, state, and/or local subsidies.
•Construction and land (segment and class)- Construction and land loans include loans for financing of new developments as well as financing for improvements to existing buildings. In addition, tax-exempt construction and land loans are provided for the construction phase of the commercial tax-exempt and commercial real estate tax-exempt loans described above.
•Residential mortgage (segment and class)- Residential mortgage loans consist of loans secured by single-family and one- to four-unit properties in excess of the amount eligible for purchase by the Federal National Mortgage Association, which was $484 thousand at December 31, 2019 for the “General” limit and $727 thousand for single-family properties for the “High-Cost” limit, depending on which specific geographic region of the Bank’s primary market areas the loan was originated. While the Bank has no minimum size for mortgage loans, it concentrates its origination activities in the “Jumbo” segment of the market.
•Home equity (segment and class)- Home equity loans consist of balances outstanding on second mortgages and home equity lines of credit extended to individual clients. Personal lines of credit are typically for high net worth clients whose assets may not be liquid due to investments or closely held stock. The amount of home equity loans typically depends on client demand.
•Consumer and other (segment and class)- Consumer and other loans consist of balances outstanding on consumer loans including personal lines of credit, and loans arising from overdraft protection extended to individual and business clients. Personal lines of credit are typically for high net worth clients whose assets may not be liquid due to investments or closely held stock. The amount of consumer and other loans typically depends on client demand.
The past due status of a loan is determined in accordance with its contractual repayment terms. Loans are reported past due when one scheduled payment is due and unpaid for 30 days or more.
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
A summary of the rating system used by the Bank follows:
Pass- All loans graded as pass are considered acceptable credit quality by the Bank and are grouped for purposes of calculating the allowance for loan losses. For residential, home equity, and consumer loans, the Bank classifies loans as pass unless there is known information such as delinquency or client requests for modifications, which due to financial difficulty would then generally result in a risk rating such as special mention or more severe depending on the factors.
Special mention- Loans rated in this category are defined as having potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects for the credit or the Bank’s credit position. These loans are currently protected but have the potential to deteriorate to a substandard rating. For commercial loans, the borrower’s financial performance may be inconsistent or below forecast, creating the possibility of liquidity problems and shrinking debt service coverage. In loans having this rating, the primary source of repayment is still good, but there is increasing reliance on collateral or guarantor support. Collectability of the loan is not yet in jeopardy. In particular, loans in this category are considered more variable than other categories since they will typically migrate through categories more quickly.
Substandard- Loans rated in this category are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. A substandard credit has a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Substandard loans may be either still accruing or nonaccruing depending upon the severity of the risk and other factors such as the value of the collateral, if any, and past due status.
Doubtful - Loans rated in this category indicate that collection or liquidation in full on the basis of currently existing facts, conditions, and values is highly questionable and improbable. Loans in this category are usually on nonaccrual and classified as impaired.
Restructured Loans
When the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to a troubled borrower that it would not otherwise consider, the loan is classified as a restructured loan pursuant to Accounting Standards Codification (“ASC”) 470, Debt. The concession either stems from an agreement between the creditor and the Bank or is imposed by law or a court. The concessions may include:
•Deferral of principal and/or interest payments
•Lower interest rate as compared to a new loan with comparable risk and terms
•Extension of the maturity date
•Reduction in the principal balance owed
All loans whose terms have been modified in a troubled debt restructuring, including commercial, residential, and consumer, are evaluated for impairment under ASC 310, Receivables.
Generally, a nonaccrual loan that is restructured remains on nonaccrual status for a period of at least six months to demonstrate that the borrower can meet the restructured terms. However, performance prior to the restructuring or significant events that coincide with the restructuring are considered when assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A loan may be removed from a restructured classification after the next fiscal year-end, if the restructured terms include a market interest rate and the borrower has demonstrated performance with the restructured terms.
Allowance for Loan Losses
The allowance for loan losses (“allowance”) is an estimate of the inherent risk of loss in the loan portfolio as of the dates indicated on the Consolidated Balance Sheets. Management estimates the level of the allowance based on all relevant information available. Changes to the required level in the allowance result in either a provision for loan loss expense, if an increase is required, or a credit to the provision, if a decrease is required. Loan losses are charged to the allowance when available information confirms that specific loans or portions thereof are uncollectible. Recoveries on loans previously charged-off are credited to the allowance when received in cash or when the Bank takes possession of other assets.
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
The allowance consists of three primary components: general reserves on pass graded loans, allocated reserves on non-impaired special mention and substandard loans, and specific reserves on impaired loans. The calculation of the allowance involves a high degree of management judgment and estimates designed to reflect the inherent risk of loss in the loan portfolio at the measurement date.
General reserves are calculated for each loan pool consisting of pass graded loans segregated by portfolio segment by applying estimated net loss percentages based upon the Bank’s actual historical net charge-offs during the historical observation period and loss emergence period. In addition, consideration of qualitative factors are applied to arrive at a total loss factor for each portfolio segment. The rationale for qualitative adjustments is to more accurately reflect the current inherent risk of loss in the respective portfolio segments than would be determined through the sole consideration of the Bank’s actual historical net charge-off rates. The numerical factors assigned to each qualitative factor are based upon observable data, if applicable, as well as management’s analysis and judgment. The qualitative factors considered by the Company include:
•Volume and severity of past due, nonaccrual, and adversely graded loans,
•Volume and terms of loans,
•Concentrations of credit,
•Management’s experience, as well as loan underwriting and loan review policy and procedures,
•Economic and business conditions impacting the Bank’s loan portfolio, as well as consideration of collateral values, and
•External factors, including consideration of loss factor trends, competition, and legal and regulatory requirements.
The Bank makes a determination of the applicable loss rate for these factors based on relevant local market conditions, credit quality, and portfolio mix. Each quarter, management reviews the loss factors to determine if there have been any changes in its loan portfolio, market conditions, or other risk indicators which would result in a change to the current loss factor.
Allocated reserves on non-impaired special mention and substandard loans reflect management’s assessment of increased risk of losses associated with these types of adversely graded loans. An allocated reserve is assigned to these pools of loans based upon management’s consideration of the credit attributes of individual loans within each pool of loans, including consideration of loan to value ratios, past due status, strength and willingness of the guarantors, and other relevant attributes as well as the qualitative factors considered for the general reserve, as discussed above. These considerations are determined separately for each type of portfolio segment. The allocated reserves are a multiple of the general reserve for each respective portfolio segments, with a greater multiple for loans with increased risk (i.e. special mention loans versus substandard loans).
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
If the loan is deemed to be collateral dependent, generally the difference between the book balance (client balance less any prior charge-offs or client interest payments applied to principal) and the fair value of the collateral less costs to sell is taken as a partial charge-off through the allowance for loan losses in the current period. If the loan is not determined to be collateral dependent, then a specific allocation to the general reserve is established for the difference between the book balance of the loan and the expected future cash flows discounted at the loan’s effective interest rate. Charge-offs for loans not considered to be collateral dependent are made when it is determined a loss has been incurred. Impaired loans are removed from the general loan pools. There may be instances where the loan is considered impaired although based on the fair value of underlying collateral or the discounted expected future cash flows there is no impairment to be recognized. In addition, all loans which are classified as troubled debt restructurings (“TDRs”) are considered impaired.
In addition to the three primary components of the allowance for loan losses discussed above (general reserves, allocated reserves on non-impaired special mention and substandard loans, and the specific reserves on impaired loans), the Bank may also maintain an insignificant amount of additional allowance for loan losses (the unallocated allowance for loan losses). The unallocated reserve reflects the fact that the allowance for loan losses is an estimate and contains a certain amount of imprecision risk. It represents risks identified by Management that are not already captured in the qualitative factors discussed above. The unallocated allowance for loan losses is not considered significant by the Company and will remain at zero unless additional risk is identified.
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
OREO
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
Premises and Equipment
Premises and equipment consists of leasehold improvements, furniture, fixtures, office equipment, computer equipment, software, and buildings. Premises and equipment are carried at cost, less accumulated depreciation. Also included in premises and equipment is technology initiatives in process. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. The estimated useful life for leasehold improvements is 10 years or the remaining term of the lease, if shorter. The estimated useful life for buildings is 40 years. The estimated useful life for furniture and fixtures is 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

years, 5 years for office equipment, and 3 years for computer equipment and software. The costs of improvements that extend the life of an asset are capitalized, while the cost of repairs and maintenance are expensed as incurred.
Valuation of Goodwill/Intangible Assets and Analysis for Impairment
The Company allocates the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Other intangible assets identified in acquisitions generally consist of advisory contracts. The value attributed to advisory contracts is based on the time period over which they are expected to generate economic benefits. The advisory contracts are generally amortized over 8-15 years, depending on the contract.
The excess of the purchase price for acquisitions over the fair value of the net assets acquired, including other intangible assets, is recorded as goodwill. Goodwill is not amortized but is tested for impairment at the reporting unit level, defined as the affiliate level, at least annually in the fourth quarter or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred, based on the guidance in ASC 350, Intangibles -Goodwill and Other (“ASC 350”), as updated by ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). Goodwill impairment exists when a reporting unit’s carrying value of goodwill exceeds its implied fair value. In accordance with ASC 350, intangible assets with an indefinite useful economic life are not amortized, but are subject to impairment testing at the reporting unit on an annual basis, or when events or changes in circumstances indicate that the carrying amounts are impaired. Indefinite-lived intangible assets are tested for impairment by comparing the net carrying value of the asset or asset group to the fair value. Intangible asset impairment exists when the carrying value exceeds its implied fair value.
An entity may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill (“Step 0”). In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, an entity assesses relevant events and circumstances, such as the following:
•Macroeconomic conditions, such as deterioration in general economic conditions, limitations on accessing capital, or other developments in equity and credit markets.
•Industry and market considerations, such as a deterioration in the environment in which an entity operates, an increased competitive environment, a decline in market-dependent multiples or metrics (considered in both absolute terms and relative to peers), a change in the market for an entity’s products or services, or a regulatory or political development.
•Overall financial performance, such as negative or declining asset flows or cash flows, or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods.
•Other relevant entity-specific events, such as changes in management, key personnel, strategy, or customers; contemplation of bankruptcy; or litigation.
•Events affecting a reporting unit, such as a change in the composition or carrying amount of its net assets; a more-likely-than-not expectation of selling or disposing all, or a portion, of a reporting unit; the testing for recoverability of a significant asset group within a reporting unit; or recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The Wealth Management and Trust segment is the only reportable segment that has goodwill.
The fair value of the reporting unit is compared to market capitalization as an assessment of the appropriateness of the fair value measurement. A control premium analysis is performed to determine whether the implied control premium was within range of overall control premiums observed in the market place.
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
Income Tax Estimates
The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”). The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting basis for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes for a change in tax rates is recognized in income tax expense/(benefit) attributable to continuing operations in the period that includes the enactment date. Valuation allowances on deferred tax assets are estimated based on our assessment of the realizability of such amounts. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets.
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
Management considered the following items in evaluating the need for a valuation allowance:
▪The Company had cumulative pre-tax income, as adjusted for permanent book-to-tax differences, during the preceding three year period.
▪Deferred tax assets are expected to reverse in periods when there will be taxable income.
▪The Company projects sufficient future taxable income to be generated by operations during the available carry-forward period.
▪Certain tax planning strategies are available, such as reducing investments in tax-exempt securities.
▪The Company has not had any operating loss or tax credit carryovers expiring unused in recent years.
The Company believes that it is more likely than not that the net deferred tax asset as of December 31, 2019, will be realized based primarily upon the ability to generate future taxable income. The Company does not have any capital losses in excess of capital gains as of December 31, 2019.
Derivative Instruments and Hedging Activities
The Company records derivatives on the Consolidated Balance Sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are designated as fair value hedges. Derivatives used to hedge exposure to variability in expected future cash flows, or other types of forecasted transactions, are designated as cash flow hedges.
For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income/(loss) (a component of shareholders’ equity), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion, if any, of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. On January 1, 2018, the Company early adopted ASU No. 2017-12, Targeted Improvements to Accounting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

for Hedging Activities, under the modified retrospective transition. Under the new ASU, the concept of ineffectiveness is no longer used. In accordance with the guidance, the Company will recognize all reclassifications out of accumulated other comprehensive income/(loss) (other than those related to a hedge transaction probable of not occurring) in earnings.
For derivatives designated as fair value hedges, changes in the fair value of the derivative are recognized in earnings together with the changes in the fair value of the related hedged item. Therefore, the net amount, if any, representing hedge ineffectiveness, is reflected in earnings.
Wealth Management and Trust Fees and Investment Management
The Company generates fee income from providing wealth management and investment management services and from providing trust services to its clients at the Bank. Investment management fees are generally based upon the value of assets under management and are billed monthly, quarterly, or annually. Asset-based advisory fees are recognized as services are rendered and are based upon a percentage of the fair value of client assets managed. Certain wealth management fees are not asset-based and are negotiated individually with clients. Any fees collected in advance are deferred and recognized as income over the period earned. Performance-based advisory fees are generally assessed as a percentage of the investment performance realized on a client’s account, generally over an annual period, and are not recognized until any contingencies in the contract that could require the performance fee to be reduced have been eliminated.
Assets under management (“AUM”) at the Company’s consolidated subsidiaries are not included in the consolidated financial statements since they are held in a fiduciary or agency capacity and are not assets of the Company.
Stock-Based Incentive Plans
The fair value of restricted stock and restricted units, both time based and performance based, is generally equal to the closing price of the Company’s stock on the date of issuance. The fair value of time based, performance based, or market based stock options is calculated using a pricing model such as Black-Scholes. At December 31, 2019, the Company has three stock-based incentive compensation plans. These plans encourage and enable the officers, employees, and non-employee directors of the Company to acquire an interest in the Company. The Company accounts for share-based awards in accordance with ASC 718, Compensation – Stock Compensation. Costs resulting from the issuance of such share-based payment awards are required to be recognized in the financial statements based on the grant date fair value of the award. Stock-based compensation expense is recognized over the requisite service period, which is generally the vesting period. The vesting period for time based and performance based stock, units, and options is generally cliff vesting with terms from 1 to 5 years or graded. Market based option vesting is based on the specific terms of the vesting criteria and the expectation of when the performance criteria could be attained as of the time of issuance.
Earnings Per Share (“EPS”)
Basic EPS is computed by dividing net income/(loss) attributable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock warrants, non-participating performance-based restricted stock, certain time-based restricted stock, and stock options, among others) were exercised or converted into additional common shares that would then share in the earnings of the entity. Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding for the year, plus an incremental number of common-equivalent shares computed using the treasury stock method. Dilutive potential common shares could consist of: stock options, performance-based restricted stock, time-based restricted stock not participating in common stock dividends, warrants or other dilutive securities, and conversion of the convertible trust preferred securities. Additionally, when dilutive, interest expense (net of tax) related to the convertible trust preferred securities is added back to net income attributable to common shareholders. The calculation of diluted EPS excludes the potential dilution of common shares and the inclusion of any related expenses if the effect is antidilutive.
For the calculation of the Company’s EPS, see Part II. Item 8. “Financial Statements and Supplementary Data - Note 16: Earnings Per Share.”
Recently Adopted Accounting Pronouncements
The Company has recently adopted the following Accounting Standards Updates (“ASUs”) issued by the FASB.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This ASU requires equity investments to be measured at fair value with changes in fair value, net of tax, recognized in net income. As a result of implementing this standard, the Company reclassified $339 thousand in unrealized gains on available-for-sale equity investments, net of tax, from accumulated other comprehensive income to retained earnings as of January 1, 2018. Additionally, this amendment requires that entities use the exit price notion to measure the fair value of financial instruments for disclosure purposes. As a result of implementing this standard, the Company’s updated process includes identifying a fair value for loans using the exit price notion. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 21: Fair Value Measurements” for further details.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). This update and the related amendments to Topic 842 require lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”), ASU No. 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”); and ASU No. 2019-01, Leases (Topic 842), Codification Improvements (“ASU 2019-01”). The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the Consolidated Balance Sheets for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the Consolidated Statements of Operations. The new standard was effective on January 1, 2019, with early adoption permitted. The Company adopted these provisions on January 1, 2019. The most significant effects relate to the recognition of new ROU assets and lease liabilities on the balance sheet for real estate operating leases and providing significant new disclosures about leasing activities. Additionally, the Company elected the package of practical expedients, as prescribed by ASU 2016-02. On adoption, the Company recognized $124.1 million of lease liabilities and $108.5 million of ROU assets. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”), and ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). These updates clarify the guidance in ASU 2016-02 which introduced Topic 842 and add an additional transition method for leases.
In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). This update was issued to address a narrow-scope financial reporting issue that arose as a consequence of the change in the tax law. On December 22, 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act (the “Tax Act”), which, among other significant changes, lowered the federal corporate tax rate from 35% to 21% effective January 1, 2018. This update required a reclassification from Accumulated other comprehensive income to Retained earnings for stranded tax effects resulting from the enactment of the Tax Act. ASC 740 requires that the tax effects of changes in tax rates be recognized in income tax expense/(benefit) attributable to continuing operations in the period in which the law is enacted. As a result, the tax effect of accumulated other comprehensive income does not reflect the appropriate tax rate. The amendments in this ASU eliminate the stranded tax effects associated with the change in the federal corporate income tax rate related to the Tax Act and improve the usefulness of information reported to financial statement users. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted for public business entities for reporting periods for which financial statements have not yet been issued. The Company adopted this ASU on December 31, 2017 and made a one-time reclassification of $1.5 million from Accumulated other comprehensive income to Retained earnings, which is reflected in the Consolidated Statements of Changes in Shareholders’ Equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accounting Pronouncements Not Yet Adopted
The following ASUs have been issued by the FASB, but were not yet adopted as of December 31, 2019.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments (Topic 326) (“ASU 2016-13”). This update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a current expected credit losses (“CECL”) model methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU will be effective for fiscal years beginning after December 15, 2019. The Company adopted this update on January 1, 2020 utilizing a modified retrospective approach, and the adoption will result in updated and expanded disclosures. Management assembled a project team for the implementation of this standard. The project team selected a third-party software service provider and has implemented a probability of default/Loss Given Default model utilizing both peer data and internal data to estimate the expected losses over the remaining life of the portfolio. Further, the team identified the necessary data requirements and is currently finalizing the testing of material data inputs and performing a model validation assessment. Within the Expected Loss model, the project team has determined to use a two factor regression based model identifying two economic factors per loan segment and have also determined that both the forecast and reversion method are to be used. The Company is in the final stages of implementing and documenting the accounting, reporting and governance processes to comply with this new guidance.
In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”). The amendments in ASU 2018-14 remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. This update is effective on a retrospective basis for interim and annual reporting periods beginning January 1, 2021. The Company is assessing the potential impact for this update and how it applies to the Company’s disclosures surrounding its two non-qualified supplemental executive retirement plans (“SERP”) and a long-term incentive plan (“LTIP”).
In April and May 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”) and ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”), respectively. In November 2019, the FASB issued also ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 942)—Effective Dates (“ASU 2019-10”) and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses (“ASU 2019-11”). The updates clarify the guidance in ASU 2016-13 which introduced Topic 326. ASU 2019-04 clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement. ASU 2019-05 provides entities that have certain instruments within the scope of subtopic 326-20 with an option to irrevocably elect the fair value option. ASU 2019-10 has no impact to the Company, while ASU 2019-11 clarifies the guidance in ASU 2016-13, Topic 326. These ASUs will be effective for fiscal years beginning after December 15, 2019. The Company is assessing the potential disclosure impact for these amendments and will adopt on January 1, 2020 in conjunction with ASU 2016-13.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.  RESTRUCTURING
In the third and fourth quarters of 2018 and the first quarter of 2019, the Company incurred restructuring charges of $5.8 million, $2.1 million, and $1.6 million, respectively. The charges were in connection with a previously announced reduction in force to the Company's workforce of approximately 7% of total staffing, as well as other employee benefit and technology related initiatives. The restructuring is intended to improve the Company's operating efficiency and enhance earnings.
The following table presents a summary of the restructuring activity for the years ended December 31, 2019, 2018, and 2017.

	Severance Charges	Other Associated Costs	Total
	(In thousands)
Accrued charges at December 31, 2016	$1,977	$—	$1,977
Costs incurred	—	—	—
Costs paid	(1,640)	—	(1,640)
Accrued charges at December 31, 2017	$337	$—	$337
Costs incurred	5,457	2,371	7,828
Costs paid	(1,898)	(1,582)	(3,480)
Accrued charges at December 31, 2018	$3,896	$789	$4,685
Costs incurred	1,646	—	1,646
Costs paid	(5,016)	—	(5,016)
Accrued charges at December 31, 2019	$526	$789	$1,315

3.  ASSET SALES AND DIVESTITURES
On December 3, 2018, the Company completed the sale of its ownership interest in BOS to the management team of BOS for an upfront cash payment and an eight-year revenue sharing agreement with BOS. The Company received $21.1 million of cash at closing and an eight-year revenue share that, at signing, had a net present value of $13.9 million. The Company expects to receive future contingent payments that have an estimated present value of $12.1 million. In the fourth quarter of 2018, the Company recorded a pre-tax gain on sale of $18.1 million and a $3.5 million related tax expense. The rationale for the sale was to simplify the Company's structure by completing the divestiture of a subsidiary that did not align with the Company's strategy of growing the core Wealth Management and Trust, and Private Banking businesses.
On April 13, 2018, the Company completed the sale of its ownership interest in Anchor to the management team of Anchor for an upfront cash payment and future payments. The sale was previously announced in December 2017. The Company received $31.8 million of cash at closing and future payments that, at signing, had a net present value of $15.4 million. The Company expects to receive future contingent payments that have an estimated present value of $11.9 million The Company’s annual goodwill impairment test for Anchor resulted in a goodwill impairment charge of $24.9 million in the fourth quarter of 2017. The Company also recorded a loss on sale of $1.3 million representing closing costs of the sale. Income tax expense of $12.7 million was recorded at the time of the closing of the transaction as a result of a book to tax basis difference associated with nondeductible goodwill. The rationale for the sale was to focus the Company’s resources on businesses where we could offer holistic financial advice, along with integrated Wealth Management and Trust and Private Banking capabilities. This transaction also generated additional capital to reinvest.
In 2009, the Company divested its interests in Westfield Capital Management Company, LP, formerly known as Westfield Capital Management Company, LLC (“Westfield”). The Company retained a 12.5% share in Westfield’s revenues (up to an annual maximum of $11.6 million) through December 2017, subject to certain conditions. Such revenue share payments were included in Net income from discontinued operations in the Consolidated Statements of Operations for the periods in which the revenue was recognized. The Company received its final payment in the first quarter of 2018. The Company will not receive additional net income from Westfield.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.  INVESTMENT SECURITIES
The following tables present a summary of investment securities:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
At December 31, 2019
Available-for-sale securities at fair value:
U.S. government and agencies	$19,955	$42	$(57)	$19,940
Government-sponsored entities	154,963	1,292	—	156,255
Municipal bonds	312,977	12,551	(73)	325,455
Mortgage-backed securities (1)	479,005	1,117	(3,488)	476,634
Total	$966,900	$15,002	$(3,618)	$978,284

Held-to-maturity securities at amortized cost:
Mortgage-backed securities (1)	$48,212	$53	$(316)	$47,949
Total	$48,212	$53	$(316)	$47,949

Equity securities at fair value:
Money market mutual funds (2)	$18,810	$—	$—	$18,810
Total	$18,810	$—	$—	$18,810

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
At December 31, 2018
Available-for-sale securities at fair value:
U.S. government and agencies	$30,043	$—	$(929)	$29,114
Government-sponsored entities	211,655	—	(3,952)	207,703
Municipal bonds	309,837	2,223	(3,101)	308,959
Mortgage-backed securities (1)	467,239	214	(19,164)	448,289
Total	$1,018,774	$2,437	$(27,146)	$994,065

Held-to-maturity securities at amortized cost:
U.S. government and agencies	$9,898	$2	$—	$9,900
Mortgage-backed securities (1)	60,540	—	(1,845)	58,695
Total	$70,438	$2	$(1,845)	$68,595

Equity securities at fair value:
Money market mutual funds (2)	$14,228	$—	$—	$14,228
Total	$14,228	$—	$—	$14,228
_________________
(1)All mortgage-backed securities are guaranteed by the U.S. government, U.S. government agencies, or government-sponsored entities.
(2)Money market mutual funds maintain a constant net asset value of $1.00 and therefore have no unrealized gain or loss.
The following tables present the maturities of available-for-sale investment securities, based on contractual maturity, and the weighted average yields of such securities as of December 31, 2019. Certain securities are callable before their final maturity. Additionally, certain securities (such as mortgage-backed securities) are shown within the table below based on their final (contractual) maturity, but due to prepayments and curtailments are expected to have shorter lives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	U.S. government and agencies (1)			Government-sponsored entities (1)
	Amortized cost	Fair value	Weighted average yield	Amortized cost	Fair value	Weighted average yield
	(In thousands)
Within one year	$—	$—	—%	$11,498	$11,527	1.92%
After one, but within five years	9,999	10,041	1.75%	128,356	129,501	1.97%
After five, but within ten years	9,956	9,899	1.70%	15,109	15,227	2.00%
Greater than ten years	—	—	—%	—	—	—%
Total	$19,955	$19,940	1.73%	$154,963	$156,255	1.97%

	Municipal bonds (1)			Mortgage-backed securities (2)
	Amortized cost	Fair value	Weighted average yield	Amortized cost	Fair value	Weighted average yield
	(In thousands)
Within one year	$18,164	$18,246	1.76%	$118	$117	1.91%
After one, but within five years	27,531	27,874	2.14%	139,216	139,311	2.15%
After five, but within ten years	59,884	62,524	2.56%	148,127	147,278	2.15%
Greater than ten years	207,398	216,811	2.66%	191,544	189,928	2.21%
Total	$312,977	$325,455	2.54%	$479,005	$476,634	2.17%
The following table presents the maturities of held-to-maturity investment securities, based on contractual maturity, and the weighted average yields of such securities as of December 31, 2019:

	Mortgage-backed securities (2)
	Amortized cost	Fair value	Weighted average yield
	(In thousands)
Within one year	$—	$—	—%
After one, but within five years	—	—	—%
After five, but within ten years	39,389	39,173	2.22%
Greater than ten years	8,823	8,776	2.48%
Total	$48,212	$47,949	2.27%
_________________
(1)Certain securities are callable before their final maturity.
(2) Mortgage-backed securities are shown based on their final (contractual) maturity, but, due to prepayments, they are expected to have shorter lives.
The weighted average remaining maturity at December 31, 2019 was 7.7 years for available-for-sale investment securities, with $239.0 million of available-for-sale investment securities callable before maturity. The weighted average remaining maturity at December 31, 2018 was 7.7 years for available-for-sale investment securities, with $217.0 million of available-for-sale investment securities callable before maturity.
The weighted average remaining maturity for held-to-maturity investment securities was 10.0 years and 11.0 years at December 31, 2019 and December 31, 2018, respectively.
The following table presents the maturities of equity securities, based on contractual maturity, and the weighted average yields of such securities as of December 31, 2019:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Money market mutual funds
	Amortized cost	Fair value	Weighted average yield
	(In thousands)
Within one year	$18,810	$18,810	2.07%
After one, but within five years	—	—	—%
After five, but within ten years	—	—	—%
Greater than ten years	—	—	—%
Total	$18,810	$18,810	2.07%
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

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Proceeds from sales (1)	$—	$53,412	$81,221
Realized gains	—	7	519
Realized losses	—	(597)	(143)
Change in unrealized gain/(loss) on equity securities reflected in the Consolidated Statements of Operations (2)	—	(23)	n/a
_________________
(1) Purchases and sales of money market mutual funds in operational accounts are excluded from the table above.
(2) Money market mutual funds maintain a constant net asset value of $1.00 and therefore have no unrealized gain or loss.
The following tables present information regarding securities at December 31, 2019 and 2018 having temporary impairment, due to the fair values having declined below the amortized cost of the individual securities, and the time period that the investments have been temporarily impaired.

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Number of securities
	(In thousands, except number of securities)
December 31, 2019
Available-for-sale securities
U.S. government and agencies	$9,899	$(57)	$—	$—	$9,899	$(57)	1
Government-sponsored entities	1,725	—	—	—	1,725	—	1
Municipal bonds	9,149	(73)	—	—	9,149	(73)	4
Mortgage-backed securities (1)	140,723	(1,016)	187,043	(2,472)	327,766	(3,488)	85
Total	$161,496	$(1,146)	$187,043	$(2,472)	$348,539	$(3,618)	91

Held-to-maturity securities
Mortgage-backed securities (1)	$10,328	$(11)	$30,451	$(305)	$40,779	$(316)	14
Total	$10,328	$(11)	$30,451	$(305)	$40,779	$(316)	14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Number of securities
	(In thousands, except number of securities)
December 31, 2018
Available-for-sale securities
U.S. government and agencies	$—	$—	$29,114	$(929)	$29,114	$(929)	5
Government-sponsored entities	—	—	207,703	(3,952)	207,703	(3,952)	32
Municipal bonds	25,394	(128)	130,209	(2,973)	155,603	(3,101)	85
Mortgage-backed securities (1)	2,469	(11)	433,888	(19,153)	436,357	(19,164)	110
Total	$27,863	$(139)	$800,914	$(27,007)	$828,777	$(27,146)	232

Held-to-maturity securities
Mortgage-backed securities (1)	$—	$—	$58,695	$(1,845)	$58,695	$(1,845)	16
Total	$—	$—	$58,695	$(1,845)	$58,695	$(1,845)	16
___________________
(1)All mortgage-backed securities are guaranteed by the U.S. government, U.S. government agencies, or government-sponsored entities.
As of December 31, 2019, the U.S. government and agencies securities, government-sponsored entities securities and mortgage-backed securities in the first table above had current Standard and Poor's credit rating of AAA. The municipal bonds in the first table above had a current Standard and Poor’s credit rating of at least AA-. At December 31, 2019, the Company does not consider these investments other-than-temporarily impaired as the decline in fair value on investments is primarily attributed to changes in interest rates and not credit quality.
At December 31, 2019 and December 31, 2018, the amount of investment securities in an unrealized loss position greater than 12 months, as well as in total, was primarily due to changes in interest rates and not due to credit quality. As of December 31, 2019, the Company had no intent to sell any securities in an unrealized loss position and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized loss amounts. Subsequent to December 31, 2019 and through the date of the filing of this Annual Report on Form 10-K, no securities were downgraded to below investment grade, nor were any securities in an unrealized loss position sold.
The following table presents the concentration of securities with any one issuer that exceeds 10% of shareholders’ equity as of December 31, 2019:

	Amortized cost	Fair value
	(In thousands)
Federal Home Loan Mortgage Corporation	$296,049	$295,434
Federal Home Loan Bank	89,167	90,111
Federal National Mortgage Association	199,064	198,128
Total	$584,280	$583,673
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
The Company amortizes its investment in the low income housing tax credits using the proportional amortization method. Under the proportional amortization method, the Company amortizes the cost of its investment, in proportion to the tax credits and other tax benefits it receives to Income tax expense. Included in Income tax expense was amortization of $4.3 million, $3.0 million, and $2.7 million for the years ending December 31, 2019, 2018 and 2017, respectively. Also included in Income tax expense were the related tax benefits of $4.1 million, $2.9 million and $2.2 million for the years ending December 31, 2019, 2018, and 2017, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company had $65.5 million and $54.4 million in cost method investments included in Other assets as of December 31, 2019 and December 31, 2018, respectively. In addition, the Company had $27.8 million and $23.0 million in unadvanced funds related to commitments, included in Other liabilities, in these investments as of December 31, 2019 and 2018, respectively.
Under the proportional amortization method, an investment must be tested for impairment when events or changes in circumstances indicate that it is more likely than not that the carrying amount of the investment will not be realized. There was no indication of impairment for the years ending December 31, 2019 and 2018.
5.  LOAN PORTFOLIO AND CREDIT QUALITY
The Bank’s lending activities are conducted principally in the regions of New England, Northern California, and Southern California. The Bank originates single and multi-family residential loans, commercial real estate loans, commercial and industrial loans, commercial tax-exempt loans, construction and land loans, and home equity and other consumer loans. Most loans are secured by borrowers’ personal or business assets. The ability of the Bank’s single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic conditions within the Bank’s lending areas. Commercial, construction, and land borrowers’ ability to repay is generally dependent upon the health of the economy and real estate values, including, in particular, the performance of the construction sector. Accordingly, the ultimate collectability of a substantial portion of the Bank’s loan portfolio is susceptible to changing conditions in the New England, Northern California, and Southern California economies and real estate markets.
The following table presents a summary of the loan portfolio based on the portfolio segment as of the dates indicated:

	December 31, 2019	December 31, 2018
	(In thousands)
Commercial and industrial	$694,034	$623,037
Commercial tax-exempt	447,927	451,671
Total commercial and industrial	1,141,961	1,074,708
Commercial real estate	2,551,274	2,395,692
Construction and land	225,983	240,306
Residential	2,839,155	2,948,973
Home equity	83,657	90,421
Consumer and other	134,674	143,058
Total	$6,976,704	$6,893,158
During the year ended December 31, 2019, the Bank sold $190.7 million of residential mortgage loans resulting in a net gain of $1.2 million. The Company recorded $0.8 million in mortgage servicing rights intangible assets related to the sale of these residential mortgage loans with servicing rights retained. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 8: Goodwill and Other Intangible Assets” for additional information on the mortgage servicing rights.
The following table presents nonaccrual loans receivable by class of receivable as of the dates indicated:

	December 31, 2019	December 31, 2018
	(In thousands)
Commercial and industrial	$582	$2,554
Commercial tax-exempt	—	—
Total commercial and industrial	582	2,554
Commercial real estate	—	546
Construction and land	—	—
Residential	13,993	7,914
Home equity	1,525	3,031
Consumer and other	3	12
Total	$16,103	$14,057

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, although infrequent, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans 90 days or more past due, but still accruing, as of December 31, 2019 and 2018. The Bank’s policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six consecutive months). For TDRs, a return to accrual status generally requires timely payments for a period of six months in accordance with the restructured loan terms, along with meeting other criteria.
The following tables show the payment status of loans receivable by class of receivable as of the dates indicated:

	December 31, 2019
	Accruing Past Due			Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Total Accruing Past Due	Current	30-89 Days Past Due	90 Days or Greater Past Due	Total Non- accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$828	$—	$828	$—	$241	$341	$582	$692,624	$694,034
Commercial tax-exempt	—	—	—	—	—	—	—	447,927	447,927
Commercial real estate	1,420	—	1,420	—	—	—	—	2,549,854	2,551,274
Construction and land	—	—	—	—	—	—	—	225,983	225,983
Residential	19,133	1,038	20,171	9,593	759	3,641	13,993	2,804,991	2,839,155
Home equity	369	—	369	220	148	1,157	1,525	81,763	83,657
Consumer and other	1,008	2,149	3,157	1	—	2	3	131,514	134,674
Total	$22,758	$3,187	$25,945	$9,814	$1,148	$5,141	$16,103	$6,934,656	$6,976,704

	December 31, 2018
	Accruing Past Due			Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Total Accruing Past Due	Current	30-89 Days Past Due	90 Days or Greater Past Due	Total Non- accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$9,794	$—	$9,794	$979	$—	$1,575	$2,554	$610,689	$623,037
Commercial tax-exempt	—	—	—	—	—	—	—	451,671	451,671
Commercial real estate	—	—	—	—	—	546	546	2,395,146	2,395,692
Construction and land	—	—	—	—	—	—	—	240,306	240,306
Residential	6,477	366	6,843	2,639	716	4,559	7,914	2,934,216	2,948,973
Home equity	252	350	602	—	48	2,983	3,031	86,788	90,421
Consumer and other	17	5,043	5,060	8	4	—	12	137,986	143,058
Total	$16,540	$5,759	$22,299	$3,626	$768	$9,663	$14,057	$6,856,802	$6,893,158
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
The following tables present the loan portfolio’s credit risk profile by internally assigned grade and class of receivable as of the dates indicated:

	December 31, 2019
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Classified (1)	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$656,364	$12,101	$24,987	$582	$694,034
Commercial tax-exempt	436,721	7,154	4,052	—	447,927
Commercial real estate	2,495,702	32,014	23,558	—	2,551,274
Construction and land	225,526	457	—	—	225,983
Residential	2,820,909	—	4,253	13,993	2,839,155
Home equity	81,060	—	1,072	1,525	83,657
Consumer and other	134,371	300	—	3	134,674
Total	$6,850,653	$52,026	$57,922	$16,103	$6,976,704

	December 31, 2018
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Classified (1)	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$581,278	$16,213	$22,992	$2,554	$623,037
Commercial tax-exempt	444,835	2,785	4,051	—	451,671
Commercial real estate	2,314,223	53,871	27,052	546	2,395,692
Construction and land	234,647	5,659	—	—	240,306
Residential	2,941,059	—	—	7,914	2,948,973
Home equity	87,390	—	—	3,031	90,421
Consumer and other	143,046	—	—	12	143,058
Total	$6,746,478	$78,528	$54,095	$14,057	$6,893,158
___________________
(1) Accruing Classified includes both Substandard and Doubtful classifications.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present, by class of receivable, the balance of impaired loans with and without a related allowance, the associated allowance for those impaired loans with a related allowance, and the total unpaid principal on impaired loans:

	As of and for the year ended December 31, 2019
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$470	$553	n/a	$1,062	$268
Commercial tax-exempt	—	—	n/a	—	—
Commercial real estate	733	733	n/a	155	262
Construction and land	—	—	n/a	—	—
Residential	15,362	15,622	n/a	13,700	636
Home equity	1,557	2,119	n/a	2,095	35
Consumer and other	—	—	n/a	—	—
Subtotal	$18,122	$19,027	n/a	$17,012	$1,201
With an allowance recorded:
Commercial and industrial	$254	$254	$146	$736	$33
Commercial tax-exempt	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Residential	538	538	67	1,130	23
Home equity	273	273	22	545	4
Consumer and other	—	—	—	—	—
Subtotal	$1,065	$1,065	$235	$2,411	$60
Total:
Commercial and industrial	$724	$807	$146	$1,798	$301
Commercial tax-exempt	—	—	—	—	—
Commercial real estate	733	733	—	155	262
Construction and land	—	—	—	—	—
Residential	15,900	16,160	67	14,830	659
Home equity	1,830	2,392	22	2,640	39
Consumer and other	—	—	—	—	—
Total	$19,187	$20,092	$235	$19,423	$1,261
___________________
(1)Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, which was applied to principal.

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
____________________
(1)Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, if applicable, which was applied to principal.
The following table presents, by class of receivable, the average recorded investment balance of impaired loans and interest income recognized on impaired loans:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31,
	2019		2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Commercial and industrial	$1,798	$301	$2,245	$84	$1,750	$54
Commercial tax-exempt	—	—	—	—	1,001	80
Commercial real estate	155	262	6,089	2,249	10,078	1,868
Construction and land	—	—	50	16	172	—
Residential	14,830	659	10,423	430	11,502	449
Home equity	2,640	39	2,000	35	449	1
Consumer and other	—	—	10	3	10	—
Total	$19,423	$1,261	$20,817	$2,817	$24,962	$2,452
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
As of December 31, 2019 the Bank has pledged $2.5 billion of loans in a blanket lien agreement with the FHLB. The Bank also has $395.3 million of loans pledged as collateral at the FRB for access to their discount window. As of December 31, 2018, the Bank had pledged $2.6 billion of loans to the FHLB and $540.0 million of loans to the FRB.
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. As of December 31, 2019 and 2018, TDRs totaled $12.6 million and $8.0 million, respectively. As of December 31, 2019, $7.1 million of the $12.6 million of TDRs were on accrual status. As of December 31, 2018, $3.8 million of the $8.0 million of TDRs were on accrual status. As of December 31, 2019 and 2018, the Company had no commitments to lend additional funds to debtors for loans whose terms had been modified in a troubled debt restructuring.
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
The following tables present the balance of TDRs that were restructured or defaulted during the periods indicated:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of and for the year ended December 31, 2019
	Restructured Year to Date			TDRs that defaulted that were restructured in prior twelve months
	# of Loans	Pre-modification recorded investment	Post-modification recorded investment	# of Loans	Post-modification recorded investment
	(In thousands, except number of loans)
Commercial and industrial	2	$449	$449	1	$270
Commercial tax-exempt	—	—	—	—	—
Commercial real estate	1	736	736	—	—
Construction and land	—	—	—	—	—
Residential	5	6,801	6,845	—	—
Home equity	2	525	534	—	—
Consumer and other	—	—	—	—	—
Total	10	$8,511	$8,564	1	$270

	As of and for the year ended December 31, 2019
	Extension of Term		Temporary Rate Reduction		Payment Deferral		Combination of Concessions (1)		Total Concessions
	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment
	(In thousands, except number of loans)
Commercial and industrial	2	$449	—	$—	—	$—	—	$—	2	$449
Commercial tax-exempt	—	—	—	—	—	—	—	—	—	—
Commercial real estate	1	736	—	—	—	—	—	—	1	736
Construction and Land	—	—	—	—	—	—	—	—	—	—
Residential	—	—	2	3,227	3	3,618	—	—	5	6,845
Home Equity	—	—	1	283	1	251	—	—	2	534
Consumer and other	—	—	—	—	—	—	—	—	—	—
Total	3	$1,185	3	$3,510	4	$3,869	—	$—	10	$8,564
____________________
(1)Combination of concessions includes loans that have had more than one modification, including extension of term, temporary reduction of interest rate, and/or payment deferral.

As of and for the year ended December 31, 2018
	Restructured Year to Date			TDRs that defaulted that were restructured in prior twelve months
	# of Loans	Pre-modification recorded investment	Post-modification recorded investment	# of Loans	Post-modification recorded investment
(In thousands, except number of loans)
Commercial and industrial	3	$1,249	$1,249	1	$150
Commercial tax-exempt	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Residential	2	2,175	2,210	—	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	5	$3,424	$3,459	1	$150

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of and for the year ended December 31, 2018
	Extension of Term		Temporary Rate Reduction		Payment Deferral		Combination of Concessions (1)		Total Concessions
	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment
(In thousands, except number of loans)
Commercial and industrial	2	$250	—	$—	—	$—	1	$999	3	$1,249
Commercial tax-exempt	—	—	—	—	—	—	—	—	—	$—
Commercial real estate	—	—	—	—	—	—	—	—	—	$—
Construction and Land	—	—	—	—	—	—	—	—	—	$—
Residential	—	—	2	2,210	—	—	—	—	2	$2,210
Home Equity	—	—	—	—	—	—	—	—	—	$—
Consumer and other	—	—	—	—	—	—	—	—	—	$—
Total	2	$250	2	$2,210	—	$—	1	$999	5	$3,459
___________________
(1)Combination of concessions includes loans that have had more than one modification, including extension of term, temporary reduction of interest rate, and/or payment deferral.
Loan participations serviced for others and loans serviced for others are not included in the Company's total loans. The following table presents a summary of the loan participations serviced for others and loans serviced for others based on class of receivable as of the dates indicated:

	December 31, 2019	December 31, 2018
	(In thousands)
Commercial and industrial	$14,533	$8,024
Commercial tax-exempt	18,101	19,105
Commercial real estate	121,929	60,688
Construction and land	75,451	39,966
Total loan participations serviced for others	$230,014	$127,783

Residential	$204,696	$33,168
Total loans serviced for others	$204,696	$33,168
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
Total loans include deferred loan origination (fees)/costs, net, of $8.1 million and $8.5 million as of December 31, 2019 and 2018, respectively.
6. ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $72.0 million and $75.3 million at December 31, 2019 and 2018, respectively. The following tables present a summary of the changes in the allowance for loan losses for the periods indicated:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of and for the year ended December 31,
	2019	2018	2017
	(In thousands)
Allowance for loan losses, beginning of year:
Commercial and industrial	$15,912	$11,735	$12,751
Commercial real estate	41,934	46,820	50,412
Construction and land	6,022	4,949	3,039
Residential	10,026	9,773	10,449
Home equity	1,284	835	1,035
Consumer and other	134	630	391
Total allowance for loan losses, beginning of year	$75,312	$74,742	$78,077
Loans charged-off:
Commercial and industrial	$(645)	$(709)	$(393)
Commercial real estate	—	(135)	—
Construction and land	—	—	—
Residential	—	(16)	(58)
Home equity	(562)	—	—
Consumer and other	(22)	(39)	(412)
Total charge-offs	$(1,229)	$(899)	$(863)
Recoveries on loans previously charged-off:
Commercial and industrial	$891	$680	$472
Commercial real estate	429	2,389	4,621
Construction and land	—	—	25
Residential	100	429	47
Home equity	10	1	—
Consumer and other	33	168	32
Total recoveries	$1,463	$3,667	$5,197
Provision/(credit) for loan losses:
Commercial and industrial	$(94)	$4,206	$(1,095)
Commercial real estate	(1,598)	(7,140)	(8,213)
Construction and land	(903)	1,073	1,885
Residential	(1,269)	(160)	(665)
Home equity	46	448	(200)
Consumer and other	254	(625)	619
Total provision/(credit) for loan losses	$(3,564)	$(2,198)	$(7,669)
Allowance for loan losses, end of year:
Commercial and industrial	$16,064	$15,912	$11,735
Commercial real estate	40,765	41,934	46,820
Construction and land	5,119	6,022	4,949
Residential	8,857	10,026	9,773
Home equity	778	1,284	835
Consumer and other	399	134	630
Total allowance for loan losses, end of year	$71,982	$75,312	$74,742

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The allowance for loan losses is an estimate of the inherent risk of loss in the loan portfolio as of the Consolidated Balance Sheet dates. Management estimates the level of the allowance based on all relevant information available. Changes to the required level in the allowance result in either a provision for loan loss expense, if an increase is required, or a credit to the provision, if a decrease if required. Loan losses are charged to the allowance when available information confirms that specific loans or portions thereof, are uncollectable. Recoveries on loans previously charged-off are added back to the allowance when received in cash or when the Bank takes possession of other assets.
The provision/(credit) for loan losses and related balance in the allowance for loan losses for tax-exempt commercial and industrial loans are included with commercial and industrial. The provision/(credit) for loan losses and related balance in the allowance for loan losses for tax-exempt commercial real estate loans are included with commercial real estate. There were no charge-offs or recoveries, for any period presented, for both commercial and industrial and commercial real estate tax-exempt loans.
The following tables present the Company’s allowance for loan losses and loan portfolio at December 31, 2019 and 2018 by portfolio segment, disaggregated by method of impairment analysis. The Company had no loans acquired with deteriorated credit quality at December 31, 2019 or 2018.

	December 31, 2019
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses
	(In thousands)
Commercial and industrial	$724	$146	$1,141,237	$15,918	$1,141,961	$16,064
Commercial real estate	733	—	2,550,541	40,765	2,551,274	40,765
Construction and land	—	—	225,983	5,119	225,983	5,119
Residential	15,900	67	2,823,255	8,790	2,839,155	8,857
Home equity	1,830	22	81,827	756	83,657	778
Consumer and other	—	—	134,674	399	134,674	399
Total	$19,187	$235	$6,957,517	$71,747	$6,976,704	$71,982

	December 31, 2018
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses
	(In thousands)
Commercial and industrial	$3,205	$598	$1,071,503	$15,314	$1,074,708	$15,912
Commercial real estate	546	—	2,395,146	41,934	2,395,692	41,934
Construction and land	—	—	240,306	6,022	240,306	6,022
Residential	9,183	75	2,939,790	9,951	2,948,973	10,026
Home equity	2,709	562	87,712	722	90,421	1,284
Consumer and other	—	—	143,058	134	143,058	134
Total	$15,643	$1,235	$6,877,515	$74,077	$6,893,158	$75,312

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. PREMISES, EQUIPMENT, AND LEASES
Premises and equipment consist of the following:

	As of December 31,
	2019	2018
	(In thousands)
Leasehold improvements	$55,482	$50,489
Furniture, fixtures, and equipment	56,134	51,921
Buildings	3,159	3,159
Subtotal	114,775	105,569
Less: Accumulated depreciation	70,248	60,157
Premises and equipment, net	$44,527	$45,412
Depreciation expense related to premises and equipment was $11.2 million, $10.7 million, and $8.1 million for the years ended December 31, 2019, 2018, and 2017, respectively.
On January 1, 2019, the Company adopted ASU 2016-02. As stated in Part II. Item 8. “Notes to Consolidated Financial Statements - Note 1: Basis of Presentation and Summary of Significant Accounting Policies”, the implementation of the new standard had a material effect on the financial statements. The most significant effects relate to the recognition of operating ROU assets and operating lease liabilities on the Consolidated Balance Sheets for real estate operating leases, significant disclosures about leasing activities, and the impact of additional assets on certain financial measures, such as capital ratios and return on average asset ratios. On adoption, the Company recognized $124.1 million of lease liabilities and $108.5 million of ROU assets on the face of the balance sheet. ROU assets obtained in exchange for lease liabilities are net of tenant improvement allowances and deferred rent. There was no impact to the Company’s Consolidated Statements of Cash Flows upon adoption, since the net impact of all adjustments recorded upon transition represents non-cash activity.
The Company, as lessee, has 41 real estate leases for office and ATM locations classified as operating leases. The Company determines if an arrangement is a lease or contains a lease at inception. The terms of the real estate leases generally have annual increases in payments based off of a fixed or variable rate, such as the Consumer Price Index rate, that is outlined within the respective contracts. Generally, the initial terms of the leases for our leased properties range from five to fifteen years. Most of the leases also include options to renew for periods of five to ten years at contractually agreed upon rates or at market rates at the time of the extension. On a quarterly basis, the Company evaluates whether the renewal of each lease is reasonably certain. The Bank uses its incremental borrowing rate at the commencement date of the lease or renewal in determining the present value of lease payments. No other significant judgments or assumptions were made in applying the requirements of ASU 2016-02.
The following table presents information about the Company's leases as of the dates indicated:

Twelve months ended December 31,
2019
(In thousands)
Lease cost
Operating lease cost	$19,004
Short-term lease cost	52
Variable lease cost	291
Less: Sublease income	(101)
Total operating lease cost	$19,246

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Twelve months ended December 31,
2019
(In thousands, except years and percentages)
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$20,230
ROU assets obtained in exchange for new operating lease liabilities	$8,131
Weighted average remaining lease term for operating leases	8.1 years
Weighted average discount rate for operating leases	3.2%
The Company is obligated for minimum payments under non-cancelable operating leases. In accordance with the terms of these leases, the Company is currently committed to minimum annual payments as follows as of the date indicated:

December 31, 2019
(In thousands)
2020	$19,930
2021	19,799
2022	19,760
2023	18,972
2024	12,949
Thereafter	44,182
Total future minimum lease payments	$135,592
Less: Amounts representing interest	(18,378)
Present value of net future minimum lease payments	$117,214
Prior to the adoption of ASC 842, the Company’s operating leases were not recognized on the balance sheet. The following table presents the undiscounted future minimum lease payments under the Company’s operating leases as of the date indicated:

December 31, 2018
(In thousands)
2019	$20,053
2020	19,344
2021	19,064
2022	18,802
2023	16,552
Thereafter	41,412
Total	$135,227
Rent expense for the years ended December 31, 2018 and 2017 was $21.3 million and $21.4 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.  GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The following tables detail the changes in carrying value of goodwill by segment during the years ended December 31, 2019 and 2018.

	As of December 31, 2018	As of December 31, 2019
	(In thousands)
Goodwill
Wealth Management and Trust (1)	$57,607	$57,607
Total goodwill	$57,607	$57,607
___________________
(1)The goodwill balance in the Wealth Management and Trust segment as of December 31, 2019 includes goodwill from the legacy KLS entity that was merged with Boston Private Wealth in 2019. The KLS goodwill balance is included in the Wealth Management and Trust segment as of December 31, 2018 for comparative purposes. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies” for additional information on the merger.

	As of December 31, 2017	Transfer to held for sale (1)	As of December 31, 2018
	(In thousands)
Goodwill
Wealth Management and Trust	$57,607	$—	$57,607
Holding Company and Eliminations	17,991	(17,991)	—
Total goodwill	$75,598	$(17,991)	$57,607
___________________
(1)The sale of the Company's ownership interest in BOS closed in December 2018. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 3: Asset Sales and Divestitures” for additional information on the sale.
The following table details total goodwill and the cumulative impairment charges thereon as of December 31, 2019 and 2018:

	Goodwill prior to impairment	Cumulative goodwill impairment	Goodwill
	(In thousands)
Private Banking	$34,281	$(34,281)	$—
Wealth Management and Trust	67,135	(9,528)	57,607
Holding Company and Eliminations	75,162	(75,162)	—
Total goodwill at December 31, 2019 and 2018	$176,578	$(118,971)	$57,607
In 2019 and 2018, the Company recorded no additional goodwill.
Management performed its annual goodwill and indefinite-lived intangible asset impairment testing during the fourth quarter of 2019 for applicable reporting units. There was no additional testing required for indefinite-lived intangible assets in 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2019 Impairment Testing and Results
Management performed its annual goodwill and indefinite-lived intangible asset impairment testing during the fourth quarter of 2019 for the Wealth Management and Trust reporting unit. For the 2019 testing, a qualitative assessment was performed for Boston Private Wealth, which includes the legacy goodwill balance at KLS that was combined as part of the merger of Boston Private Wealth and KLS in the third quarter of 2019. Based on the procedures performed, no additional testing was required. Neither Boston Private Bank nor DGHM has any goodwill as of December 31, 2019.
2018 Impairment Testing and Results
Management performed its annual goodwill and indefinite-lived intangible asset impairment testing during the fourth quarter of 2018 for applicable reporting units. Based on the procedures performed, no additional testing was required. Neither Boston Private Bank nor DGHM had any goodwill as of December 31, 2018.
Intangible Assets
The following table shows the gross and net carrying amounts of identifiable intangible assets at December 31, 2019 and 2018:

	2019			2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(In thousands)
Advisory contracts	$23,950	$14,376	$9,574	$30,859	$18,632	$12,227
Mortgage servicing rights	816	38	778	—	—	—
Total	$24,766	$14,414	$10,352	$30,859	$18,632	$12,227
The Company added $0.8 million in mortgage servicing rights intangible assets in 2019 related to the sale of residential mortgage loans with servicing rights retained. There were no additional identifiable intangible assets recorded in 2018.
Intangible assets amortization was $2.7 million, $2.9 million, and $5.6 million for 2019, 2018, and 2017, respectively.
Management reviews, and adjusts if necessary, intangible asset amortization schedules to ensure that the remaining life on the amortization schedule accurately reflects the useful life of the intangible asset. The weighted average amortization period of these intangible assets is 4.77 years.
The estimated annual amortization expense for these identifiable intangible assets over the next five years is:

Estimated intangible amortization expense
(In thousands)
2020	$2,528
2021	2,021
2022	2,002
2023	1,986
2024	1,485
Thereafter	330
Total	$10,352

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. DERIVATIVES AND HEDGING ACTIVITIES
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and, to a lesser extent, the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are generally determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to certain loans. As a service to its customers, the Company may utilize derivative instruments including customer foreign exchange forward contracts to manage its foreign exchange risk, if any.
The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2019 and 2018.

	December 31, 2019				December 31, 2018
	Asset derivatives		Liability derivatives		Asset derivatives		Liability derivatives
	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$—	Other liabilities	$—	Other assets	$553	Other liabilities	$—
Derivatives not designated as hedging instruments:
Interest rate customer swaps	Other assets	36,089	Other liabilities	36,580	Other assets	21,889	Other liabilities	22,385
Risk participation agreements	Other assets	10	Other liabilities	242	Other assets	2	Other liabilities	152
Total		$36,099		$36,822		$22,444		$22,537
___________________
(1)For additional details, see Part II. Item 8. “Financial Statements and Supplementary Data - Note 21: Fair Value Measurements.”
The following table presents the effect of the Company’s derivative financial instruments in the Consolidated Statements of Operations for the years ended December 31, 2019 and 2018.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (1) Years Ended December 31,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Years Ended December 31,
	2019	2018		2019	2018
(In thousands)
Interest rate swaps	$(46)	$990	Interest Expense	$508	$907
Total	$(46)	$990		$508	$907
___________________
(1)The guidance in ASU 2017-12 requires that amounts in Accumulated other comprehensive income that are included in the assessment of effectiveness should be reclassified into earnings in the same period in which the hedged forecasted transactions impact earnings. Transition guidance for this ASU further states that upon adoption, previously recorded cumulative ineffectiveness for cash flow hedges existing at the adoption date be eliminated by means of a cumulative-effect adjustment to Accumulated other comprehensive income with a corresponding adjustment to the opening balance of Retained earnings as of the initial application date.
The Bank has agreements with its derivative counterparties that contain provisions where, if the Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Bank could also be declared in default on its derivative obligations. The Bank was in compliance with these provisions as of December 31, 2019 and 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Bank also has agreements with certain of its derivative counterparties that contain provisions where, if the Bank fails to maintain its status as a well-capitalized or adequately-capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations under the agreements. The Bank was in compliance with these provisions as of December 31, 2019 and 2018.
Certain of the Bank’s agreements with its derivative counterparties contain provisions where if specified events or conditions occur that materially change the Bank’s creditworthiness in an adverse manner, the Bank may be required to fully collateralize its obligations under the derivative instruments. The Bank was in compliance with these provisions as of December 31, 2019 and 2018.
As of December 31, 2019 and 2018, the termination amounts related to collateral determinations of derivatives in a liability position were $35.7 million and $2.2 million, respectively. The Company has minimum collateral posting thresholds with its derivative counterparties. As of December 31, 2019, the Company had pledged securities with a market value of $40.0 million against its obligations under these agreements. As of December 31, 2018, the Company had no pledged securities. The collateral posted is typically greater than the current liability position; however, due to timing of liability position changes at period end, the funding of a collateral shortfall may take place shortly following period end.
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments. The Company entered into interest rate swaps to hedge London Interbank Offered Rate (“LIBOR”) -indexed brokered deposits and the LIBOR component of the total cost of certain FHLB borrowings.
As of December 31, 2019, there were no cash flow hedges. As of December 31, 2018, the Bank had entered into a total of four interest rate swaps, one during 2017 with an effective date of March 22, 2017 and three during 2013 with effective dates of June 1, 2014, March 1, 2014, and August 1, 2013.
The one interest rate swap entered into during 2017 had a notional amount of $60 million with a term of 2.25 years. This interest rate swap effectively fixed the Bank’s interest payments on $60 million in interest-related cash outflows attributable to changes in the LIBOR component of FHLB borrowing liabilities at a rate of 1.65%.
The three interest rate swaps entered into during 2013 each had a notional amount of $25 million and had terms ranging from five to six years from their respective effective dates. The interest rate swaps effectively fixed the Bank’s interest payments on $75 million of its LIBOR-indexed deposit liabilities at rates between 1.68% and 2.03%, with a weighted average rate of 1.82%.
Prior to the adoption of ASU 2017-12, which was adopted on a modified retrospective basis on January 1, 2018, the Company used the “Hypothetical Derivative Method” described in ASC 815, Derivatives and Hedging (“ASC 815”), for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. Under this method, the Company assessed the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The effective portion of changes in the fair value of the derivative was initially reported in other comprehensive income (“OCI”) (outside of earnings) and subsequently reclassified to earnings in Interest and dividend income when the hedged transactions affected earnings. Ineffectiveness resulting from the hedge was recorded as a gain or loss in the Consolidated Statements of Operations as part of Fees and other income. There was an immaterial amount of hedge ineffectiveness during the years ended December 31, 2019 and 2018. The Company also monitors the risk of counterparty default on an ongoing basis.
Upon implementation of ASU 2017-12, for derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. A portion of the balance reported in Accumulated other comprehensive income related to derivatives will be reclassified to Interest expense as interest payments are made or received on the Company’s interest rate swaps. The Company monitors the risk of counterparty default on an ongoing basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Non-designated Hedges
Derivatives not designated as hedges are not speculative and result from two different services the Bank provides to qualified commercial clients. The Bank offers certain derivative products directly to such clients. The Bank economically hedges derivative transactions executed with commercial clients by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of these programs are not designated in ASC 815-qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset through earnings. The net effect on earnings is primarily driven by changes in the credit valuation adjustment (“CVA”). The CVA represents the dollar amount of fair value adjustment related to nonperformance risk of both the Bank and its counterparties. Fees earned in connection with the execution of derivatives related to this program are recognized in the Consolidated Statements of Operations in Other income. As of December 31, 2019 and 2018, the Bank had 198 and 160 derivatives, respectively, related to this program, comprised of interest rate swaps and caps, with an aggregate notional amount of $1.6 billion and $1.3 billion, respectively, as of December 31, 2019 and 2018. As of December 31, 2019, there were no foreign currency exchange contracts and, as of December 31, 2018, there were two foreign currency exchange contract with an aggregate notional amount of $0.1 million.
In addition, as a participant lender, the Bank has guaranteed performance on the pro-rated portion of swaps executed by other financial institutions. As the participant lender, the Bank is providing a partial guarantee, but is not a direct party to the related swap transactions. The Bank has no obligations under the risk participation agreements unless the borrower defaults on their swap transaction with the lead bank and the swap is in a liability position to the borrower. In that instance, the Bank has agreed to pay the lead bank a portion of the swap’s termination value at the time of the default. The derivative transactions entered into as part of these agreements are not designated, as per ASC 815, as qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. As of December 31, 2019, there were seven of these risk participation agreements with an aggregate notional amount of $58.8 million and, as of December 31, 2018, there were seven of these risk participation transactions with an aggregate notional amount of $59.8 million.
The Bank has also participated out to other financial institutions a pro-rated portion of swaps executed by the Bank. The other financial institution has no obligations under the risk participation agreements unless the borrowers default on their swap transactions with the Bank and the swaps are in liability positions to the borrower. In those instances, the other financial institution has agreed to pay the Bank a portion of the swap’s termination value at the time of the default. The derivative transactions entered into as part of these agreements are not designated, as per ASC 815, as qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. As of December 31, 2019, there were four of these risk participation transactions with a pro-rated notional amount of $20.5 million. As of December 31, 2018, there were four of these risk participation transactions with a pro-rated notional amount of $20.7 million.
The following table presents the effect of the Bank’s derivative financial instruments, not designated as hedging instruments, in the Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017.

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss), Net, Recognized in Income on Derivatives for Years Ended December 31,
		2019	2018	2017
		(In thousands)
Interest rate swaps	Other income/(expense)	$6	$(118)	$(851)
Risk participation agreements	Other income/(expense)	(82)	158	354
Total		$(76)	$40	$(497)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. DEPOSITS
Deposits are summarized as follows:

	December 31,
	2019	2018
	(In thousands)
Demand deposits (noninterest bearing)	$1,971,013	$1,951,274
Savings and NOW (1)	646,200	700,520
Money market (1)	3,969,330	3,338,891
Certificates of deposit under $100,000 (1)	145,226	265,883
Certificates of deposit $100,000 or more to less than $250,000 (1)	94,095	98,120
Certificates of deposit $250,000 or more	415,612	426,482
Total	$7,241,476	$6,781,170
___________________
(1) Includes brokered deposits.
Certificates of deposit had the following schedule of maturities:

	December 31,
	2019	2018
	(In thousands)
Less than 3 months remaining	$285,236	$239,789
3 to 6 months remaining	187,854	220,136
6 to 12 months remaining	154,837	235,337
Total due within 1 year	$627,927	$695,262
1 to 2 years remaining	24,094	91,945
2 to 3 years remaining	2,402	2,887
3 to 4 years remaining	25	21
4 to 5 years remaining	—	—
More than 5 years remaining	485	370
Total	$654,933	$790,485
Interest expense on certificates of deposits of $100,000 or greater was $8.6 million, $5.5 million and $3.1 million for the years ended December 31, 2019, 2018, and 2017, respectively. At December 31, 2019 and 2018, there was $1.3 million and $1.0 million of overdrawn deposit accounts reclassified to loans, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

	Federal Funds Purchased	Securities Sold Under Agreements to Repurchase
	(In thousands)
2019
Outstanding at end of year	$—	$53,398
Maximum outstanding at any month-end	$230,000	$72,684
Average balance for the year	$87,901	$57,358
Weighted average rate at end of year	—%	0.16%
Weighted average rate paid for the year	2.28%	0.17%
2018
Outstanding at end of year	$250,000	$36,928
Maximum outstanding at any month-end	$250,000	$85,257
Average balance for the year	$36,722	$65,370
Weighted average rate at end of year	2.64%	0.15%
Weighted average rate paid for the year	1.89%	0.11%
The federal funds purchased generally mature overnight from the transaction date.
Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature. In a repurchase agreement transaction, the Bank will generally sell an investment security, agreeing to repurchase either the same or a substantially identical security on a specified later date at a price slightly greater than the original sales price. The difference in the sale price and repurchase price is the cost of the use of the proceeds, or interest expense. Repurchase transactions are accounted for as financing arrangements rather than as sales of such securities, and the obligation to repurchase such securities is reflected as a liability in the Company’s Consolidated Balance Sheets. The securities underlying the agreements remain under the Company’s control. Investment securities with a fair value of $262.6 million and $193.7 million were pledged as collateral for the securities sold under agreements to repurchase at December 31, 2019 and 2018, respectively.
As of December 31, 2019 and 2018, the Bank had unused federal funds lines with correspondent banks of $500.0 million and $465.0 million, respectively.
12. FEDERAL HOME LOAN BANK BORROWINGS
The Bank is a member of the FHLB of Boston. As a member of the FHLB of Boston, the Bank has access to short-term and long-term borrowings. Borrowings from the FHLB are secured by the Bank’s stock investment in the FHLB and a blanket lien on “qualified collateral” defined principally as a percentage of the principal balance of certain types of mortgage loans. The stock investment cannot be used for additional borrowing collateral. The percentage of collateral valuation from the FHLB varies between 50% and 76% based on the underlying collateral. The Bank had loans pledged as collateral with a book value of $2.5 billion and $2.6 billion at December 31, 2019 and 2018, respectively. The Bank had borrowings outstanding of $350.8 million and $420.1 million at December 31, 2019 and 2018, respectively. Based on the collateral and the valuations applied, less the borrowings outstanding, the Bank had available credit with the FHLB of Boston of $1.4 billion at each of December 31, 2019 and 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of borrowings from the FHLB is as follows:

	December 31, 2019
	Amount	Weighted Average Rate
	(In thousands)
Within 1 year	$274,365	2.43%
Over 1 to 2 years	61,740	2.19%
Over 2 to 3 years	3,985	1.93%
Over 3 to 4 years	7,349	3.24%
Over 4 to 5 years	—	—%
Over 5 years	3,390	0.18%
Total	$350,829	2.38%
As of December 31, 2019 and December 31, 2018, the Company had no FHLB borrowings that were callable by the FHLB prior to maturity.
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
As of December 31, 2019 and 2018, the Bank’s FHLB stock holdings totaled $24.3 million and $35.2 million, respectively. The Bank’s investment in FHLB stock is recorded at cost and is redeemable at par. The Bank was in compliance with FHLB collateral requirements for the periods presented.
13. JUNIOR SUBORDINATED DEBENTURES
The schedule below presents the detail of the Company’s junior subordinated debentures:

	December 31,
	2019	2018
	(In thousands)
Boston Private Capital Trust II Junior Subordinated Debentures	$103,093	$103,093
Boston Private Capital Trust I Junior Subordinated Debentures	3,270	3,270
Total	$106,363	$106,363
All of the Company’s junior subordinated debentures mature in more than five years.
Boston Private Capital Trust II Junior Subordinated Debentures
In September 2005, the Company and Boston Private Capital Trust II, a Delaware statutory trust (“Trust II”) entered into a Purchase Agreement for the sale of $100 million of trust preferred securities issued by Trust II and guaranteed by the Company on a subordinated basis. Trust II’s preferred securities pay interest quarterly and had an annual distribution rate of 6.25% up to, but not including, December 30, 2010. Subsequently, Trust II’s preferred securities converted to a floating rate of a three-month LIBOR plus 1.68%; provided, however, that the interest rate does not exceed the highest rate permitted by New York law, and may be modified by the U.S. law of general application. At December 31, 2019, the interest rate for the Trust II’s preferred securities was 3.64%.
Each of the Trust II preferred securities represents an undivided beneficial interest in the assets of Trust II. The Company owns all of Trust II’s common securities. Trust II’s only assets are the junior subordinated debentures issued to it by the Company on substantially the same payment terms as Trust II’s preferred securities. The Company’s investment in Trust II was $3.1 million at both December 31, 2019 and 2018.
The junior subordinated debentures mature on December 30, 2035 and became redeemable after December 30, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company has the following covenants with regard to Trust II:
•For so long as Trust II’s preferred securities remain outstanding, the Company shall maintain 100% ownership of the Trust II’s common securities;
•The Company will use its commercially reasonable efforts to ensure Trust II remains a statutory trust, except in connection with a distribution of debt securities to the holders of the Trust II securities in liquidation of Trust II, the redemption of all Trust II’s securities or mergers, consolidations or incorporation, each as permitted by Trust II’s declaration of trust;
•To continue to be classified as a grantor trust for U.S. federal income tax purposes; and
•The Company will ensure each holder of Trust II’s preferred securities is treated as owning an undivided beneficial interest in the junior subordinated debentures.
At December 31, 2019 and 2018, the Company was in compliance with the above covenants.
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
As of December 31, 2019, there was an immaterial amount remaining outstanding of the Trust I convertible trust preferred securities. The Company’s investment in Trust I was $3.2 million at both December 31, 2019 and 2018.
14.  NONCONTROLLING INTERESTS
Noncontrolling interests consist of equity owned by management of the Company’s respective majority-owned affiliates, DGHM, BOS and Anchor, for the periods in which the Company had an ownership interest in them. Net income attributable to noncontrolling interests in the Consolidated Statements of Operations represents the Net income allocated to the noncontrolling interest owners of the affiliates. Net income allocated to the noncontrolling interest owners was $0.4 million, $3.5 million, and $4.5 million for the years ended December 31, 2019, 2018, and 2017, respectively.
On the Consolidated Balance Sheets, noncontrolling interests are included as the sum of the capital and undistributed profits allocated to the noncontrolling interest owners. Typically, this balance is included in a company’s permanent shareholders’ equity in the Consolidated Balance Sheets. When the noncontrolling interest owners’ rights include certain redemption features, as described in ASC 480, Distinguishing Liabilities from Equity ("ASC 480"), such redeemable noncontrolling interests are classified as mezzanine equity and are not included in permanent shareholders’ equity. Due to the redemption features of the noncontrolling interests, the Company had Redeemable noncontrolling interests held in mezzanine equity in the accompanying Consolidated Balance Sheets of $1.4 million and $2.5 million at December 31, 2019 and 2018, respectively. The aggregate amount of such Redeemable noncontrolling equity interests are recorded at the estimated maximum redemption values. In addition, the Company had no Noncontrolling interests included in permanent Shareholders’ equity at December 31, 2019 and 2018, respectively.
Each non-wholly owned affiliate operating agreement provides the Company and/or the noncontrolling interests with contingent call or put redemption features used for the orderly transfer of noncontrolling equity interests between the affiliate noncontrolling interest owners and the Company at either a contractually predetermined fair value, or a multiple of earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The Company may liquidate these noncontrolling interests in cash, shares of the Company’s common stock, or other forms of consideration dependent on the operating agreement.
Generally, these put and call redemption features refer to shareholder rights of both the Company and the noncontrolling interest owners of the Company’s majority-owned affiliate companies. The affiliate company noncontrolling interests generally take the form of limited liability company (“LLC”) units, profit interests, or common stock (collectively, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

“noncontrolling equity interests”). In most circumstances, the put and call redemption features generally relate to the Company’s right and, in some cases, obligation to purchase and the noncontrolling equity interests’ right to sell their noncontrolling equity interests. There are various events that could cause the puts or calls to be exercised, such as a change in control, death, disability, retirement, resignation or termination. The puts and calls are generally to be exercised at the then fair value or a contractually agreed upon approximation thereof. The terms of these rights vary and are governed by the respective individual operating and legal documents.
The following is a summary, by individual affiliate, of the terms of the put and call options:
DGHM
The Company acquired an 80% interest in DGHM on February 6, 2004. DGHM management and employees own the remaining 20% interest in DGHM. The DGHM operating agreement describes a process for the orderly transfer of noncontrolling equity interests between the Company and the DGHM noncontrolling interest owners at a contractually agreed upon value, with appraisal rights for all parties. Certain events, such as a change in control, death, disability, retirement, resignation or termination, may result in the repurchase of the noncontrolling equity interests by the Company at the then contractually agreed upon value. The DGHM operating agreement provides a formulaic mechanism to determine the then value of the noncontrolling equity interests. These noncontrolling equity interests have a five-year vesting period. Beginning six months after vesting, a holder of noncontrolling equity interests may put up to between 10% and 20% of his or her outstanding units annually to the Company. The six-month holding period ensures the risks and rewards of ownership are transferred to the holder of the noncontrolling equity interests. Beginning in December 2009, the Company has an annual call right under which it may elect to repurchase between 10% and 20% of the non-management and management members’ vested units. No more than 40% of the outstanding noncontrolling equity interests’ units can be put in any one year. Certain key members of DGHM management are contractually obligated to retain 50% of their noncontrolling equity interests until such time as they leave the firm. The maximum redemption value, based on the contractually determined maximum redemption value formula, to repurchase the remaining 20% of DGHM’s noncontrolling equity interests was approximately $1.4 million and $2.5 million as of December 31, 2019 and 2018, respectively.
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
In 2015, the Company entered into an updated operating agreement with BOS which provided for a certain portion of the BOS noncontrolling interest owners to include modified contingent call and put redemption features. These modified noncontrolling interests had the same terms and conditions as the previously issued noncontrolling interests with the exception that they required the approval of the Company’s CEO in order to be exercised. Therefore, these modified noncontrolling interests were not considered to be mandatorily redeemable and were not included in the Redeemable noncontrolling interests within mezzanine equity, but rather within permanent equity.
In December 2018, the Company completed the sale of its ownership interest in BOS.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The following tables present a roll forward of the Company’s Redeemable noncontrolling interests and Noncontrolling interests for the periods indicated:

	Year ended
	December 31, 2019		December 31, 2018		December 31, 2017
	Redeemable noncontrolling interests	Noncontrolling interests	Redeemable noncontrolling interests	Noncontrolling interests	Redeemable noncontrolling interests	Noncontrolling interests
	(In thousands)
Noncontrolling interests at beginning of period	$2,526	$—	$17,461	$5,186	$16,972	$4,161
Net income attributable to noncontrolling interests	362	—	2,630	857	3,354	1,114
Distributions	(362)	—	(2,537)	(817)	(3,277)	(1,083)
Purchases/(sales) of ownership interests	(56)	—	(12,951)	(5,272)	235	85
Amortization of equity compensation	46	—	478	161	413	935
Adjustments to fair value	(1,133)	—	(2,555)	(115)	(236)	(26)
Noncontrolling interests at end of period	$1,383	$—	$2,526	$—	$17,461	$5,186
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
15. EQUITY
Preferred Stock
The Company had no depositary shares outstanding at December 31, 2019 and December 31, 2018, and 2,000,000 depositary shares outstanding at December 31, 2017 (the “Depositary Shares”). Each Depositary Share represents a 1/40th interest in a share of the Company’s 6.95% Non-Cumulative Perpetual Preferred Stock, Series D, par value $1.00 per share and liquidation preference of $1,000 per share (the “Series D preferred stock”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On May 8, 2018, the Company provided notice of the redemption of all of the Company's issued and outstanding Series D preferred stock. The redemption was in accordance with the terms of the Company’s Restated Articles of Organization, as amended, and the Master Depositary Agreement between the Company and Computershare, Inc. (the "Depositary"). There were 50,000 shares of Series D preferred stock, or $50.0 million aggregate liquidation preference, outstanding at the time of redemption. The redemption date for the Series D preferred stock was June 15, 2018 (the “Redemption Date”). Under the terms of the Series D preferred stock, the redemption price was 100% of the liquidation preference of the Series D preferred stock to be redeemed, or $1,000.00 per share of Series D preferred stock, together with any accumulated and unpaid dividends on such Series D preferred stock up to, but not including, the redemption date.
Upon the receipt of the aggregate redemption price of the Series D preferred stock, the Depositary redeemed those depositary shares held by the public and traded on the NASDAQ Global Select Market under the symbol “BPFHP”. There were 2,000,000 Depositary Shares, or $50.0 million aggregate liquidation preference, outstanding at the time of the redemption. Under the terms of the Depositary Shares, the redemption price was 100% of the liquidation preference of the Depositary Shares to be redeemed, or $25.00 per Depositary Share, together with any accumulated and unpaid dividends on such Depositary Shares up to, but not including, the redemption date.
Common Stock
The Company has 170 million shares of common stock authorized for issuance. At December 31, 2019, the Company had 83,265,674 shares outstanding and 86734326 shares available for future issuance. At December 31, 2018, the Company had 83,655,651 shares outstanding and 86,344,349 shares available for future issuance.
In the third quarter of 2019, the Company's Board of Directors approved, and the Company received regulatory non-objection for, a share repurchase program of up to $20.0 million of the Company's outstanding common shares. Under the program, shares may be repurchased from time to time in the open market for a one-year period. As of December 31, 2019, the Company may repurchase up to $12.8 million shares of common stock under this program. See Part II. Item 5. “Market for Registrant’s Common Equity, Related Stockholders Matters, and Issuers Purchases of Equity Securities” for further details.
Warrants to Purchase Common Stock
At December 31, 2019 and December 31, 2018, the Company had no outstanding warrants. At December 31, 2017 the company had 1,692,755 warrants to purchase shares of common stock outstanding. These warrants were initially issued to the U.S. Department of the Treasury and expired on November 21, 2018. Any warrants that were not exercised by November 21, 2018 have expired.
Accumulated Other Comprehensive Income
Other comprehensive income/(loss) represents the change in equity of the Company during a year from transactions and other events and circumstances from non-shareholder sources. It includes all changes in equity during a year, except those resulting from investments by shareholders and distributions to shareholders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the Company’s comprehensive income/(loss) and related tax effect for the years ended December 31, 2019, 2018, and 2017:

	2019			2018			2017
	Pre- tax	Tax effect	Net of Tax	Pre- tax	Tax effect	Net of Tax	Pre- tax	Tax effect	Net of Tax
	(In thousands)
Unrealized gain/(loss) on securities available-for-sale
Net gains/(losses) arising during period	$36,092	$10,101	$25,991	$(13,205)	$(3,702)	$(9,503)	$7,782	$3,063	$4,719
Less: Adjustment for realized gains/(losses), net	—	—	—	(596)	(170)	(426)	376	154	222
Net change	36,092	10,101	25,991	(12,609)	(3,532)	(9,077)	7,406	2,909	4,497
Unrealized gain/(loss) on cash flow hedges
Net gains/(losses) arising during period	(46)	(15)	(31)	985	285	700	325	135	190
Add: scheduled reclass and other	(508)	(148)	(360)	(907)	(261)	(646)	1,179	491	688
Net change	(554)	(163)	(391)	78	24	54	1,504	626	878
Unrealized gain/(loss) on other
Net gains/(losses) arising during period	(432)	(126)	(306)	416	120	296	84	34	50
Net change	(432)	(126)	(306)	416	120	296	84	34	50
Total other comprehensive income/(loss)	35,106	9,812	25,294	(12,115)	(3,388)	(8,727)	8,994	3,569	5,425
Net income attributable to the Company (1)	102,619	22,591	80,028	117,921	37,537	80,384	86,787	46,196	40,591
Total comprehensive income	$137,725	$32,403	$105,322	$105,806	$34,149	$71,657	$95,781	$49,765	$46,016
___________________
(1)Pre-tax Net income attributable to the Company is calculated as Income before income taxes plus Net income from discontinued operations, if any, less Net income attributable to noncontrolling interests.
The following table presents a summary of the amounts reclassified from Accumulated other comprehensive income/(loss) for the years ended December 31, 2019, 2018, and 2017:

Description of component of accumulated other comprehensive income/(loss)	Year ended December 31,			Affected line item in Statement of Operations
	2019	2018	2017
	(In thousands)
Adjustment for realized gains/(losses) on securities available-for-sale, net:
Pre-tax gain/(loss)	$—	$(596)	$376	Gain/(loss) on sale of investments, net
Tax (expense)/benefit	—	170	(154)	Income tax (expense)/benefit
Net	$—	$(426)	$222	Net income/(loss) attributable to the Company
Net realized gain/(loss) on cash flow hedges:
Hedge related to deposits
Pre-tax gain/(loss)	$508	$907	$(1,179)	Interest (expense)
Tax (expense)/benefit	(148)	(261)	491	Income tax (expense)/benefit
Net	$360	$646	$(688)	Net income/(loss) attributable to the Company
Total reclassifications for the period, net of tax	$360	$646	$(688)
On January 1, 2018, the Company elected to early adopt ASU No. 2017-12. As a result, the Company reclassified unrealized losses on cash flow hedges of $5 thousand from Accumulated other comprehensive income/(loss) to beginning Retained earnings.
On January 1, 2018, the Company adopted ASU No. 2016-01. As a result, the Company reclassified unrealized gains on equity securities available-for-sale, net of tax, of $339 thousand from Accumulated other comprehensive income/(loss) to beginning Retained earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the after-tax changes in the components of the Company’s Accumulated other comprehensive income/(loss) for the years ended December 31, 2019, 2018, and 2017:

	Components of accumulated other comprehensive income/(loss)
	Unrealized gain/(loss) on securities available-for-sale	Unrealized gain/(loss) on cash flow hedges	Unrealized gain/(loss) on other	Accumulated other comprehensive income/(loss)
	(In thousands)
Balance at December 31, 2016	$(11,194)	$(605)	$(749)	$(12,548)
Other comprehensive income/(loss) before reclassifications	4,719	190	50	4,959
Amounts reclassified from other comprehensive income/(loss)	(222)	688	—	466
Other comprehensive income/(loss), net	4,497	878	50	5,425
Balance at December 31, 2017	(8,140)	332	(850)	(8,658)
Other comprehensive income/(loss) before reclassifications	(9,503)	700	296	(8,507)
Amounts reclassified from other comprehensive income/(loss)	426	(646)	—	(220)
Other comprehensive income/(loss), net	(9,077)	54	296	(8,727)
Reclassification due to the adoption of ASU 2017-12 and 2016-01	(339)	5	—	(334)
Balance at December 31, 2018	(17,556)	391	(554)	(17,719)
Other comprehensive income/(loss) before reclassifications	25,991	(31)	(306)	25,654
Amounts reclassified from other comprehensive income/(loss)	—	(360)	—	(360)
Other comprehensive income/(loss), net	25,991	(391)	(306)	25,294
Balance at December 31, 2019	$8,435	$—	$(860)	$7,575

16. EARNINGS PER SHARE
Earnings Per Share (“EPS”)
Basic EPS is computed by dividing Net income attributable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS is determined in the same manner as basic EPS except that the number of shares is increased assuming exercise or contingent issuance of the options, warrants or other dilutive securities; and conversion of the convertible trust preferred securities, if any. Additionally, when dilutive, interest expense (net of tax) related to the convertible trust preferred securities, if any, is added back to Net income attributable to common shareholders. The calculation of diluted EPS excludes the potential dilution of common shares and the inclusion of any related expenses if the effect is antidilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present a reconciliation of the components of basic and diluted EPS computations for the periods indicated:

	For the year ended December 31,
	2019	2018	2017
	(In thousands, except share and per share data)
Basic earnings per share - Numerator:
Net income from continuing operations	$80,390	$81,869	$40,189
Less: Net income attributable to noncontrolling interests	362	3,487	4,468
Net income from continuing operations attributable to the Company	80,028	78,382	35,721
Decrease/(increase) in noncontrolling interests’ redemption values (1)	1,143	2,303	(1,412)
Dividends on preferred stock	—	(3,985)	(3,475)
Total adjustments to income attributable to common shareholders	1,143	(1,682)	(4,887)
Net income from continuing operations attributable to common shareholders, treasury stock method	81,171	76,700	30,834
Net income from discontinued operations	—	2,002	4,870
Net income attributable to common shareholders, treasury stock method	$81,171	$78,702	$35,704

Basic earnings per share - Denominator:
Weighted average basic common shares outstanding	83,430,740	83,596,685	82,430,633
Per share data - Basic earnings per share from:
Continuing operations	$0.97	$0.92	$0.37
Discontinued operations	$—	$0.02	$0.06
Total attributable to common shareholders	$0.97	$0.94	$0.43

	For the year ended December 31,
	2019	2018	2017
	(In thousands, except share and per share data)
Diluted earnings per share - Numerator:
Net income from continuing operations attributable to common shareholders, after assumed dilution	$81,171	$76,700	$30,834
Net income from discontinued operations	—	2,002	4,870
Net income attributable to common shareholders, after assumed dilution	$81,171	$78,702	$35,704
Diluted earnings per share - Denominator:
Weighted average basic common shares outstanding	83,430,740	83,596,685	82,430,633
Dilutive effect of:
Time-based and market-based stock options, performance-based and time-based restricted stock, and performance-based and time-based restricted stock units, and other dilutive securities (2)	490,052	1,002,764	1,313,953
Warrants to purchase common stock (2)	—	731,865	1,057,979
Dilutive common shares	490,052	1,734,629	2,371,932
Weighted average diluted common shares outstanding (2)	83,920,792	85,331,314	84,802,565
Per share data - Diluted earnings per share from:
Continuing operations	$0.97	$0.90	$0.36
Discontinued operations	$—	$0.02	$0.06
Total attributable to common shareholders	$0.97	$0.92	$0.42
Dividends per share declared and paid on common stock	$0.48	$0.48	$0.44

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

_____________________
(1)See Part II. Item 8. “Financial Statements and Supplementary Data - Note 14: Noncontrolling Interests” for a description of the redemption values related to the Redeemable noncontrolling interests. In accordance with ASC 480, an increase in redemption value from period to period reduces Net income attributable to common shareholders. Decreases in redemption value from period to period increase Net income attributable to common shareholders, but only to the extent that the cumulative change in redemption value remains a cumulative increase since adoption of this standard in the first quarter of 2009. As of December 31, 2019, the cumulative change in redemption value remains a cumulative increase since adoption in 2009; therefore, subsequent changes will impact the earnings per share calculation.
(2)The diluted EPS computations for the years ended December 31, 2019, 2018, and 2017 do not assume the conversion, exercise or contingent issuance of the following shares for the following periods because the result would have been anti-dilutive for the periods indicated. As a result of the anti-dilution, the potential common shares excluded from the diluted EPS computation are as follows:

	For the year ended December 31,
	2019	2018	2017
Shares excluded due to anti-dilution (treasury stock method):	(In thousands)
Potential common shares from:
Market-based stock options	—	51	—
Convertible trust preferred securities (1)	1	1	1
Total shares excluded due to anti-dilution	1	52	1

	For the year ended December 31,
	2019	2018	2017
Shares excluded due to exercise price exceeding the average market price of common shares during the period (total outstanding):	(In thousands)
Potential common shares from:
Options, restricted stock, or other dilutive securities (2)	853	209	67
Total shares excluded due to exercise price exceeding the average market price of common shares during the period	853	209	67
_____________________
(1)If the effect of the conversion of the trust preferred securities would have been dilutive, an immaterial amount of interest expense, net of tax, related to the convertible trust preferred securities would have been added back to Net income attributable to common shareholders for the diluted EPS computation for the years presented.
(2)Options to purchase shares of common stock, non-participating performance- and certain time-based restricted stock, and other dilutive securities that were outstanding at period ends were not included in the computation of diluted EPS or in the above anti-dilution table because their exercise or conversion prices were greater than the average market price of the common shares during the respective periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17.  INCOME TAXES
The components of Income tax expense for continuing operations for the years ended December 31, 2019, 2018, and 2017 are as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Current expense:
Federal	$8,592	$20,165	$17,176
State	8,576	12,152	6,509
Total current expense	17,168	32,317	23,685
Deferred expense:
Federal	5,033	2,857	19,820
State	390	2,363	2,691
Total deferred expense	5,423	5,220	22,511
Income tax expense	$22,591	$37,537	$46,196
Income tax expense attributable to Income from continuing operations differs from the amounts computed by applying the Federal statutory rate to pre-tax income from continuing operations. Reconciliations between the Federal statutory income tax rate of 21% to the effective income tax rate for the years ended December 31, 2019 and 2018 and the federal statutory income tax rate of 35% to the effective income tax rate for the year ended December 31, 2017 are as follows:

	Year Ended December 31,
	2019	2018	2017
Statutory Federal income tax rate	21.0%	21.0%	35.0%
Increase/(decrease) resulting from:
State and local income tax, net of Federal tax benefit	6.9%	9.6%	6.9%
Book versus tax difference	—%	6.7%	—%
Tax-exempt interest, net	(5.6)%	(4.8)%	(10.3)%
Tax credits	(4.1)%	(2.9)%	(3.1)%
Investments in affordable housing projects	3.4%	1.9%	2.2%
Noncontrolling interests	—%	(0.5)%	(1.5)%
Re-measurement of deferred tax assets and liabilities	—%	—%	13.7%
Nondeductible goodwill	—%	—%	10.1%
Other, net	0.3%	0.4%	0.5%
Effective income tax rate	21.9%	31.4%	53.5%
On December 22, 2017, H.R. 1, the Tax Cuts and Jobs Act (the “Tax Act”), was enacted by the U.S. government. Substantially all of the provisions of the Tax Act were effective as of January 1, 2018. The Tax Act includes significant changes to the Internal Revenue Code of 1986, as amended, including amendments which significantly change the taxation of business entities. The more significant changes in the Tax Act that impact the Company are the reduction in the federal corporate tax rate from 35% to 21% and the changes to the deductibility of executive compensation. Under ASC 740, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted, or the fourth quarter of 2017 for the Tax Act. ASC 740 also requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. In the fourth quarter of 2017, the Company re-measured its deferred tax assets and liabilities at the 21% federal corporate tax rate, reevaluated its investments in affordable housing projects using the 21% federal corporate tax rate, and reduced its deferred tax assets associated with executive compensation that is no longer deductible. As a result of these changes, the Company recorded a federal tax expense of $12.9 million in the fourth quarter of 2017.
The components of gross deferred tax assets and gross deferred tax liabilities at December 31, 2019 and 2018 are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31,
	2019	2018
	(In thousands)
Gross deferred tax assets:
Allowance for loan and OREO losses	$21,789	$21,919
Interest on nonaccrual loans	172	254
Stock compensation	1,710	2,679
Deferred and accrued compensation	13,096	15,540
Lease liabilities	34,129	—
Unrealized loss on investments	—	6,781
Other	1,129	1,294
Total gross deferred tax assets	72,025	48,467
Gross deferred tax liabilities:
Goodwill and acquired intangible assets	13,333	11,492
Fixed assets	4,518	2,248
Right-of-use assets	32,454	—
Prepaid expenses	385	344
Contingent payments	6,764	7,680
Unrealized gain on investments	2,949	—
Other	239	65
Total gross deferred tax liabilities	60,642	21,829
Net deferred tax assets	$11,383	$26,638
Of the $15.2 million net decrease in the Company’s net deferred tax asset during 2019, $5.4 million was recognized as deferred income tax expense, and $9.8 million was recognized as an increase to shareholders’ equity.
In accordance with ASC 740, deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of the tax benefit depends upon the existence of sufficient taxable income of the appropriate character within the carry-forward periods.
The Company believes the existing net deductible temporary differences that give rise to the net deferred tax assets will reverse in future periods when the Company expects to generate taxable income. Other positive evidence to support the realization of the Company’s net deferred tax assets includes:
•The Company had cumulative pre-tax income, as adjusted for permanent book-to-tax differences, in the period 2017 through 2019.
•Certain tax planning strategies are available to the Company, such as reducing investments in tax-exempt securities.
•The Company has not had any operating loss or tax credit carryovers expiring unused in recent years.
A reconciliation of the beginning and ending gross amount of unrecognized tax benefits under the provisions of ASC 740-10 is as follows:

	2019	2018	2017
	(In thousands)
Balance at January 1	$935	$1,025	$974
Additions based on tax positions related to the current year	177	149	183
Additions based on tax positions taken in prior years	—	—	227
Decreases based on the expiration of statute of limitations	(203)	(239)	(359)
Balance at December 31	$909	$935	$1,025
The Company does not currently believe there is a reasonable possibility of any significant change to unrecognized tax benefits within the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Excluded from the gross amount of unrecognized tax benefits for the years ended December 31, 2019, 2018, and 2017 are the federal tax benefits associated with the gross amount of state unrecognized tax benefits which, if recognized, would affect the effective tax rate. The net amount of unrecognized tax benefits is $0.8 million, $0.8 million, and $0.9 million at December 31, 2019, 2018, and 2017, respectively, which, if recognized would affect the effective tax rate.
The Company classifies interest and penalties, if applicable, related to unrecognized tax benefits as a component of income tax expense in the Consolidated Statements of Operations. Interest and penalties recognized as part of the Company’s income tax expense was immaterial for the years ending December 31, 2019, 2018, and 2017. The accrued amounts for interest and penalties were immaterial as of December 31, 2019, 2018, and 2017.
Federal and Massachusetts income tax returns remain subject to examination for all tax years after December 31, 2015. California and New York income tax returns remain subject to examination for all tax years after December 31, 2014. As of December 31, 2019, the Company was under examination by the State of New York for the tax years ended December 31, 2015, 2016, and 2017. The Company believes the resolution of this examination will not have a significant impact on the effective tax rate.
18.  EMPLOYEE BENEFITS
Employee 401(k) Profit Sharing Plan
The Company established a corporate-wide 401(k) Profit Sharing Plan (the “401(k) Plan”) for the benefit of the employees of the Company and its affiliates, which became effective on July 1, 2002. The 401(k) Plan is a 401(k) savings and retirement plan that is designed to qualify as an ERISA section 404(c) plan. Generally, employees who are at least twenty-one (21) years of age are eligible to participate in the plan on their date of hire. Employee contributions may be matched based on a predetermined formula and additional discretionary contributions may be made. 401(k) Plan expense was $2.3 million, $3.1 million, and $3.3 million, for the years ended December 31, 2019, 2018, and 2017, respectively.
Salary Continuation Plans
The Bank maintains a salary continuation plan for certain former officers in the Bank’s Northern California market. The officers became eligible for benefits under the salary continuation plan if they reached a defined retirement age while working for the Bank. The Bank also has a deferred compensation plan for certain former directors of the former private banking affiliate in Northern California that was merged into the Bank. The compensation expense relating to each contract is accounted for individually. The expense relating to these plans was $0.1 million for each of the years ended December 31, 2019, 2018, and 2017. The amount recognized in Other liabilities in the Consolidated Balance Sheets was $0.9 million and $0.8 million at December 31, 2019 and 2018, respectively. The Bank has purchased life insurance contracts to help fund these plans. The Bank has single premium life insurance policies with cash surrender values totaling $6.4 million and $6.3 million, which are included in Other assets in the Consolidated Balance Sheets, as of December 31, 2019 and 2018, respectively.
The Bank also maintains a salary continuation plan for certain former officers of the Bank’s Southern California market. The plan provides for payments to the participants at the age of retirement. The expense relating to this plan was $0.1 million for each of the years ended December 31, 2019, 2018, and 2017. The net amount recognized in Other liabilities in the Consolidated Balance Sheets was $1.3 million and $1.4 million at December 31, 2019 and 2018, respectively. The Bank has purchased life insurance contracts to help fund these plans. These life insurance policies have cash surrender values totaling $5.0 million at December 31, 2019 and 2018, which are included in Other assets in the Consolidated Balance Sheets.
Deferred Compensation Plan
The Company offers a deferred compensation plan (the “Deferred Compensation Plan”) that enables certain executives to elect to defer a portion of their compensation. The amounts deferred are excluded from the employee’s taxable income and are not deductible for income tax purposes by the Company until paid. The net deferred amount related to the Deferred Compensation Plan in Other liabilities in the Consolidated Balance Sheets was $6.1 million and $6.8 million at December 31, 2019 and 2018, respectively. Increases and decreases in the value of the Deferred Compensation Plan are recognized as Salaries and benefits expense in the Consolidated Statements of Operations. The expense relating to the Deferred Compensation Plan was an expense of $1.2 million, an expense credit of $0.4 million, and an expense of $0.9 million for the years ended December 31, 2019, 2018, and 2017, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company has adopted a special trust for the Deferred Compensation Plan called a rabbi trust. A rabbi trust is an arrangement that is used to accumulate assets that may be used to fund the Company’s obligation to pay benefits under the Deferred Compensation Plan. To prevent immediate taxation to the executives who participate in the Deferred Compensation Plan, the amounts placed in the rabbi trust must remain subject to the claims of the Company’s creditors. The investments chosen by the participants in the Deferred Compensation Plan are mirrored by the rabbi trust as a way to minimize the earnings volatility of the Deferred Compensation Plan. The net amount recognized in other assets in the Consolidated Balance Sheets was $6.1 million and $6.8 million at December 31, 2019 and 2018, respectively. Increases and decreases in the value of the rabbi trust are recognized in Other income in the Consolidated Statements of Operations. The income relating to this plan was a gain of $1.2 million, a loss of $0.4 million, and a gain of $0.9 million for the years ended December 31, 2019, 2018, and 2017, respectively.
Stock-Based Incentive Plans
At December 31, 2019, the Company has three stock-based compensation plans. These plans encourage and enable the officers, employees, non-employee directors, and other key persons of the Company to acquire a proprietary interest in the Company.
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
Under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan (the “Inducement Plan”), the Company may grant equity awards to new employees as an inducement to join the Company. The Inducement Plan provides for the authorization and issuance of 1,245,000 shares of the Company’s common stock. Forfeited shares are added back to the amount of shares authorized. The terms of the Inducement Plan are substantially similar to the terms of the 2009 Plan. The Company issued zero shares, 576,612 shares, and 24,569 shares under this plan in conjunction with executive new hires in 2019, 2018, and 2017, respectively.
The Company maintains a qualified Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock of the Company at 85% of the lower of the closing price of the Company’s common stock on the first or last day of a six month purchase period on The NASDAQ® Global Select Market. Employees pay for their stock purchases through payroll deductions at a rate equal to any whole percentage from 1% to 15% of after-tax earnings. Participants have a right to a full reimbursement of ESPP deferrals through the end of the offering period. Such a reimbursement would result in a reversal of the compensation expense previously recorded, attributed to that participant. The Company issues shares under the ESPP in January and July of each year. There were 198,138 shares issued to participants under the qualified ESPP in 2019.
Share-based payments recorded in Salaries and benefits expense are as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Stock option and ESPP expense	$1,676	$616	$480
Nonvested share expense	3,076	6,059	7,794
Subtotal	4,752	6,675	8,274
Tax benefit	1,223	1,784	3,188
Stock-based compensation expense, net of tax benefit	$3,529	$4,891	$5,086

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock Options
A summary of option activity for the year ended December 31, 2019 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value ($ in thousands)
Outstanding at December 31, 2018	663,455	$11.44
Granted	437,016	$11.02
Exercised	83,090	$6.78
Forfeited	16,234	$11.08
Expired	—	$—
Outstanding at December 31, 2019	1,001,147	$11.65	8.7 years	$725.0
Exercisable at December 31, 2019	94,294	$9.07	6.4 years	$301.0
The total intrinsic value of options exercised during the years ended December 31, 2019, 2018, and 2017 was $0.4 million, $1.5 million, and $0.9 million, respectively. As of December 31, 2019, there was $1.7 million unrecognized compensation cost related to stock option arrangements granted in 2018 and 2019 that is expected to be recognized over a weighted average period of 2.9 years.
Restricted Stock
A summary of the Company’s nonvested shares as of December 31, 2019 and changes during the year ended December 31, 2019, including shares under both the 2009 Plan and the Inducement Plan, is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2018	1,213,928	$14.12
Granted	844,691	$11.05
Vested	551,400	$11.99
Forfeited	232,929	$13.85
Nonvested at December 31, 2019	1,274,290	$12.89
The fair value of nonvested shares is determined based on the closing price of the Company’s stock on the grant date. The weighted average grant-date fair value of shares granted during the years ended December 31, 2019, 2018, and 2017 was $11.05, $16.11, and $15.55, respectively. At December 31, 2019, there was $7.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the 2009 Plan and the Inducement Plan, combined. That cost is expected to be recognized over a weighted average period of 2.27 years. The total fair value of shares that vested during the years ended December 31, 2019, 2018, and 2017 was $6.6 million, $8.1 million, and $8.0 million, respectively.
Included in the restricted stock balances above are performance shares. The Company recognizes the expense for performance shares based upon the most likely outcome of shares to be issued based on current forecasts. At December 31, 2019, there were 589,124 performance shares outstanding, which could increase up to 1,178,248 shares. If the maximum number of performance shares is issued, the Company would incur an additional $7.8 million of compensation costs related to these additional 589,124 shares.
Supplemental Executive Retirement Plans
The Company has a non-qualified supplemental executive retirement plan (“SERP”) with a former executive officer of the Company. The SERP, which is unfunded, provides a defined cash benefit based on a formula using average compensation, years of service, and age at retirement of the executive. The estimated actuarial present value of the projected benefit obligation was $7.5 million and $7.3 million at December 31, 2019 and 2018, respectively. The expense associated with the SERP was $0.8 million for the year ended December 31, 2019, due to a decrease in the discount rate, which correspondingly increased the pension benefit obligation in 2019. The SERP expense was zero and $0.4 million for the years ended 2018, and 2017, respectively. The discount rate used to calculate the SERP liability was 3.10%, 4.15%, and 3.60% for the years ended December 31, 2019, 2018, and 2017, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Bank has a SERP with various former executives of the Pacific Northwest market. The SERP, which is unfunded, provides a defined cash benefit based on a formula using compensation, years of service, and age at retirement of the executives. The benefits for each executive under the plan are accrued until the full vesting age of 65. The actuarial present value of the projected benefit obligation was $3.1 million and $2.9 million at December 31, 2019 and 2018, respectively. The expense associated with the SERP was $0.2 million for each of the years ended December 31, 2019, 2018, and 2017. The discount rate used to calculate the SERP liability was 3.10%, 4.18%, and 3.37%, for the years ended December 31, 2019, 2018, and 2017, respectively.
KLS has a long-term incentive plan (“LTIP”) with certain of its managing directors and assumed by BPW. This LTIP, which is unfunded, was amended in 2018. The plan amendment in 2018 “froze” the benefits under the LTIP based on the cash payout that would be due to the managing directors as of December 31, 2017. The cash payment at separation of service, which was determined based on the profit share and a multiple based on years of service as of December 31, 2017, is payable in three equal annual installments following separation of service. The Company has accrued $7.9 million and $9.2 million at December 31, 2019 and 2018, respectively, for future separation of service payments. The LTIP was effective beginning January 1, 2010.
The expense associated with the LTIP was $0.7 million, $1.6 million, and $0.5 million for the years ended December 31, 2019, 2018, and 2017, respectively. Included in the 2018 expense was a $0.8 million charge, which was included with restructuring in the Consolidated Statements of Operations, related to the plan amendment. The discount rate used to calculate the liability was 3.10%, 4.10%, and 3.33% for the years ended December 31, 2019, 2018, and 2017, respectively. There will not be any future service cost associated with the LTIP. There will be charges associated with interest costs and actuarial gains/losses until the final payouts are made.
19.  OTHER OPERATING EXPENSE
Major components of other operating expense are as follows:

	Year Ended December 31,
	2019	2018	2017 (1)
		(In thousands)
Insurance	$2,655	$3,084	$3,286
Employee travel and meals	2,508	2,918	3,910
Other banking expenses	1,752	1,893	1,541
Pension costs - non service	1,669	423	(95)
Publications and dues	1,171	1,123	1,028
Postage, express mail, and courier	630	840	974
Forms and supplies	479	704	890
Trading errors	1	511	108
OREO expenses	—	(21)	4
Provision/(credit) for off-balance sheet loan commitments	(105)	(157)	(24)
Other	3,175	2,843	2,852
Total	$13,935	$14,161	$14,474
___________________
(1) As a result of the adoption of ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, $95 thousand was reclassified from Salaries and employee benefits expense to Other expense within the Company’s Consolidated Statements of Operations for the twelve months ended December 31, 2017.

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
Description of Reportable Segments
Private Banking
The Private Banking segment operates primarily in three geographic markets: New England, Northern California and Southern California.
The Bank currently conducts business under the name of Boston Private Bank & Trust Company in all markets. The Bank is chartered by The Commonwealth of Massachusetts and is insured by the FDIC. The Bank is principally engaged in providing banking services to high net worth individuals, privately owned businesses and partnerships, and nonprofit organizations. In addition, the Bank is an active provider of financing for affordable housing, first-time homebuyers, economic development, social services, community revitalization and small businesses.
Wealth Management and Trust
The Wealth Management and Trust segment is comprised of the trust operations of the Bank and the operations of Boston Private Wealth. On September 1, 2019, KLS merged into Boston Private Wealth. As a result, the results of KLS are included in the results of Boston Private Wealth within the Wealth Management and Trust segment for all periods presented. The Wealth Management and Trust segment offers planning-based financial strategies, wealth management, family office, financial planning, tax planning, and trust services to individuals, families, institutions, and nonprofit institutions. The Wealth Management and Trust segment operates in New England, New York, Southeast Florida, Northern California and Southern California.
Changes to Segment Reporting
The 2018 and 2017 segment results have been adjusted for comparability to the 2019 segment results for the following changes. Prior to the third quarter of 2019, the Company had three reportable segments: Affiliate Partners, Private Banking, and Wealth Management and Trust. For the first two quarters of 2019, the Affiliate Partners segment was comprised of two affiliates: KLS and DGHM, each of which are RIAs. Prior to the first quarter of 2019, the Affiliate Partners segment also included Anchor and BOS for the periods owned. On April 13, 2018, the Company completed the sale of its ownership interest in Anchor. On December 3, 2018, the Company completed the sale of its ownership interest in BOS.
With the integration of KLS into Boston Private Wealth in the third quarter of 2019, the Company reorganized the segment reporting structure to align with how the Company's financial performance and strategy is reviewed and managed. The results of KLS are now included in the results of Boston Private Wealth within the Wealth Management and Trust segment, and the results of DGHM are now included in the Holding Company and Eliminations segment for all periods presented. The results of Anchor and BOS for the periods owned are included in the Holding Company and Eliminations segment. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 3: Asset Sales and Divestitures” for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Measurement of Segment Profit and Assets
The accounting policies of the segments are the same as those described in Part II. Item 8. “Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies.”
Reconciliation of Reportable Segment Items
The following tables present a reconciliation of the revenues, profits, assets, and other significant items of reportable segments as of and for the years ended December 31, 2019, 2018, and 2017.

	Year ended December 31,
	2019	2018	2017
Private Banking (1)	(In thousands)
Net interest income	$231,796	$238,036	$227,280
Fees and other income	13,869	9,366	10,856
Total revenues	245,665	247,402	238,136
Provision/(credit) for loan losses	(3,564)	(2,198)	(7,669)
Operating expense (2)	157,891	165,263	149,008
Income before income taxes	91,338	84,337	96,797
Income tax expense	19,110	16,313	43,356
Net income from continuing operations	72,228	68,024	53,441
Net income attributable to the Company	$72,228	$68,024	$53,441

Assets	$8,746,289	$8,424,967	$8,177,304
Amortization of intangibles	$37	$—	$—
Depreciation	$9,737	$8,646	$5,639

	Year ended December 31,
	2019	2018	2017
Wealth Management and Trust (1)	(In thousands)
Net interest income	$407	$338	$122
Fees and other income	75,949	79,192	76,237
Total revenues	76,356	79,530	76,359
Operating expense (2)	58,375	66,492	69,966
Income before income taxes	17,981	13,038	6,393
Income tax expense	5,768	4,145	3,982
Net income from continuing operations	$12,213	$8,893	$2,411
Net income attributable to the Company	$12,213	$8,893	$2,411

Assets	$148,803	$130,346	$120,061
Amortization of intangibles	$2,654	$2,775	$2,882
Depreciation	$1,297	$1,660	$1,893

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year ended December 31,
	2019	2018	2017
Holding Company and Eliminations (1) (3)	(In thousands)
Net interest income (4)	$(4,127)	$(3,808)	$(2,716)
Fees and other income	11,729	61,439	66,873
Total revenues	7,602	57,631	64,157
Operating expense	13,940	35,600	80,962
Income/(loss) before income taxes	(6,338)	22,031	(16,805)
Income tax expense/(benefit)	(2,287)	17,079	(1,142)
Net income/(loss) from continuing operations	(4,051)	4,952	(15,663)
Net income attributable to noncontrolling interests	362	3,487	4,468
Net income from Discontinued operations (5)	—	2,002	4,870
Net income/(loss) attributable to the Company	$(4,413)	$3,467	$(15,261)

Assets (including eliminations)	$(64,592)	$(60,688)	$14,379
Amortization of intangibles	$—	$154	$2,719
Depreciation	$194	$388	$574

	Year ended December 31,
	2019	2018	2017
Total Company (1) (3)	(In thousands)
Net interest income	$228,076	$234,566	$224,686
Fees and other income	101,547	149,997	153,966
Total revenues	329,623	384,563	378,652
Provision/(credit) for loan losses	(3,564)	(2,198)	(7,669)
Operating expense	230,206	267,355	299,936
Income before income taxes	102,981	119,406	86,385
Income tax expense	22,591	37,537	46,196
Net income from continuing operations	80,390	81,869	40,189
Net income attributable to noncontrolling interests	362	3,487	4,468
Net income from Discontinued operations (5)	—	2,002	4,870
Net income attributable to the Company	$80,028	$80,384	$40,591

Assets	$8,830,501	$8,494,625	$8,311,744
Amortization of intangibles	$2,691	$2,929	$5,601
Depreciation	$11,228	$10,694	$8,106
___________________
(1) Due to rounding, the sum of individual segment results may not add up to the Total Company results.
(2) Operating expense includes Restructuring expense of $1.3 million and $0.4 million for the year ended December 31, 2019 related to the Private Banking and Wealth Management and Trust segments, respectively. Operating expense includes Restructuring expense of $6.6 million and $1.2 million for the year ended December 31, 2018 related to the Private Banking and Wealth Management and Trust segments, respectively.
(3) The results of Anchor and BOS for the periods owned in 2018 and 2017 are included in the Holding Company and Eliminations segment and the Total Company. Most categories have decreased in 2019 relative to 2018 and 2017 primarily driven by the sales of Anchor and BOS. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 3: Asset Sales and Divestitures” for additional information.
(4) Interest expense on junior subordinated debentures is included in the Holding Company and Eliminations segment.
(5) The Holding Company and Eliminations segment calculation of Net income attributable to the Company includes Net income from discontinued operations of zero, $2.0 million and $4.9 million for the years ended December 31, 2019, 2018, and 2017, respectively. The Company received the final payment related to a revenue sharing agreement with Westfield

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Capital Management Company, LLC (“Westfield”) in the first quarter of 2018. The Company will not receive additional income from Westfield now that the final payment has been received.
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
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of December 31, 2019	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available-for-sale securities
U.S. government and agencies	$19,940	$—	$19,940	$—
Government-sponsored entities	156,255	—	156,255	—
Municipal bonds	325,455	—	325,455	—
Mortgage-backed securities	476,634	—	476,634	—
Total available-for-sale securities	978,284	—	978,284	—
Equity securities	18,810	18,810	—	—
Derivatives - interest rate customer swaps	36,089	—	36,089	—
Derivatives - risk participation agreements	10	—	10	—
Trading securities held in the “rabbi trust” (1)	6,119	6,119	—	—

Liabilities:
Derivatives - interest rate customer swaps	$36,580	$—	$36,580	$—
Derivatives - risk participation agreements	242	—	242	—
Deferred compensation “rabbi trust” (1)	6,112	6,112	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of December 31, 2018	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available-for-sale securities:
U.S. government and agencies	$29,114	$—	$29,114	$—
Government-sponsored entities	207,703	—	207,703	—
Municipal bonds	308,959	—	308,959	—
Mortgage-backed securities	448,289	—	448,289	—
Total available-for-sale securities	994,065	—	994,065	—
Equity securities	14,228	14,228	—	—
Derivatives - interest rate customer swaps	21,889	—	21,889	—
Derivatives - interest rate swaps	553	—	553	—
Derivatives - risk participation agreements	2	—	2	—
Trading securities held in the “rabbi trust” (1)	6,839	6,839	—	—

Liabilities:
Derivatives - interest rate customer swaps	$22,385	$—	$22,385	$—
Derivatives - risk participation agreements	152	—	152	—
Deferred compensation “rabbi trust” (1)	6,839	6,839	—	—
___________________
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
As of December 31, 2019 and 2018, available-for-sale securities consisted of U.S. government and agencies securities, government-sponsored entities securities, municipal bonds, and mortgage-backed securities. Available-for-sale Level 2 securities generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets and include government-sponsored entities securities, municipal bonds, mortgage-backed securities, “off-the-run” U.S. Treasury securities, and certain investments in SBA loans (which are categorized as U.S. government and agencies securities). “Off-the-run” U.S. Treasury securities are Treasury bonds and notes issued before the most recently issued bond or note of a particular maturity. When Treasuries move to the secondary over-the-counter market, they become less frequently traded, therefore, they are considered “off-the-run”. No investments held as of December 31, 2019 or 2018 were categorized as Level 3.
As of December 31, 2019 and 2018, equity securities consisted of Level 1 money market mutual funds that are valued with prices quoted in active markets.
In managing its interest rate and credit risk, the Company utilizes derivative instruments including interest rate customer swaps, interest rate swaps, and risk participation agreements. As a service to its customers, the Company may utilize derivative instruments including customer foreign exchange forward contracts to manage its foreign exchange risk, if any. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities, and therefore, they have been categorized as a Level 2 measurement as of December 31, 2019 and 2018. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 9: Derivatives and Hedging Activities” for further details.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral securing the position.
The Company has determined that the majority of inputs used to value its derivatives are within Level 2. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy as of December 31, 2019 and 2018.
Trading securities held in the rabbi trust consist of publicly traded mutual fund investments that are valued at prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement as of December 31, 2019 and 2018.
The Company accounts for its investments held in the rabbi trust in accordance with ASC 320, Investments - Debt and Equity Securities. The investments held in the rabbi trust are classified as trading securities. The assets of the rabbi trust are carried at their fair value within Other assets on the Consolidated Balance Sheets. Changes in the fair value of the securities are recorded as an increase or decrease in other income each quarter. The deferred compensation liability reflects the market value of the securities selected by the participants and is included within other liabilities on the Consolidated Balance Sheets. Changes in the fair value of the liability are recorded as an increase or decrease in salaries and employee benefits expense each quarter.
There were no transfers for assets or liabilities recorded at fair value on a recurring basis as of December 31, 2019. During the year ended December 31, 2018, five U.S. Treasury securities totaling $33.4 million transferred from Level 1 to Level 2 as the securities were determined to be “off-the-run.” There were no other transfers for assets or liabilities recorded at fair value on a recurring basis for the year ended December 31, 2018.
There were no Level 3 assets valued on a recurring basis as of December 31, 2019 or 2018.
There were no changes in the valuation techniques used for measuring the fair value.
The following tables present the Company’s assets and liabilities measured at fair value on a non-recurring basis during the periods ended December 31, 2019 and 2018, respectively, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of December 31, 2019	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Year ended December 31, 2019
	(In thousands)
Assets:
Impaired loans (1)	$109	$—	$—	$109	$710
	$109	$—	$—	$109	$710
___________________
(1)Collateral-dependent impaired loans held as of December 31, 2019 that had write-downs in fair value or whose specific reserve changed during 2019.

	As of December 31, 2018	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Year ended December 31, 2018
	(In thousands)
Assets:
Impaired loans (1)	$2,192	$—	$—	$2,192	$(1,648)
	$2,192	$—	$—	$2,192	$(1,648)
___________________
(1)Collateral-dependent impaired loans held as of December 31, 2018 that had write-downs in fair value or whose specific reserve changed during 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	As of December 31, 2019
	Fair Value	Valuation technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$109	Appraisals of Collateral	Discount for costs to sell	10%	10%
			Appraisal adjustments	—%	—%

	As of December 31, 2018
	Fair Value	Valuation technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$2,192	Appraisals of Collateral	Discount for costs to sell	—% - 9%	5%
			Appraisal adjustments	—%	—%
Impaired loans include those loans that were adjusted to the fair value of underlying collateral as required under ASC 310, Receivables. The amount does not include impaired loans that are measured based on expected future cash flows discounted at the respective loan’s original effective interest rate, as that amount is not considered a fair value measurement. The Company uses appraisals, which management may adjust to reflect estimated fair value declines, or may apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property or consideration of broker quotes. The appraisers use a market, income, and/or a cost approach in determining the value of the collateral. Therefore, they have been categorized as a Level 3 measurement.
The following tables present the carrying values and fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis (other than certain loans, as noted below):

	As of December 31, 2019
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$292,479	$292,479	$292,479	$—	$—
Investment securities held-to-maturity	48,212	47,949	—	47,949	—
Loans held for sale	7,386	7,475	—	7,475	—
Loans, net	6,904,722	6,883,360	—	—	6,883,360
Other financial assets	67,348	67,348	—	67,348	—
FINANCIAL LIABILITIES:
Deposits	$7,241,476	$7,241,739	$—	$7,241,739	$—
Securities sold under agreements to repurchase	53,398	53,398	—	53,398	—
Federal Home Loan Bank borrowings	350,829	351,233	—	351,233	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	1,957	1,957	—	1,957	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of December 31, 2018
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$127,259	$127,259	$127,259	$—	$—
Investment securities held-to-maturity	70,438	68,595	—	68,595	—
Loans held for sale	2,812	2,837	—	2,837	—
Loans, net	6,817,846	6,734,216	—	—	6,734,216
Other financial assets	78,730	78,730	—	78,730	—
FINANCIAL LIABILITIES:
Deposits	$6,781,170	$6,777,928	$—	$6,777,928	$—
Securities sold under agreements to repurchase	36,928	36,928	—	36,928	—
Federal funds purchased	250,000	250,000	—	250,000	—
Federal Home Loan Bank borrowings	420,144	417,092	—	417,092	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	2,001	2,001	—	2,001	—
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
Investment Securities Held-to-Maturity
As of December 31, 2019, investment securities held-to-maturity consist of mortgage-backed securities. As of December 31, 2018, investment securities held-to-maturity consisted of mortgage-backed securities and a U.S. Treasury security. The U.S. Treasury security held as of December 31, 2018 is an “off-the-run” U.S. Treasury security and, therefore, it has been categorized as Level 2. The mortgage-backed securities are fixed income instruments that are not quoted on an exchange, but may be traded in active markets. The fair value of these securities is based on quoted market prices obtained from external pricing services. The principal market for our securities portfolio is the secondary institutional market, with an exit price that is predominantly reflective of bid level pricing in that market. Accordingly, held-to-maturity mortgage-backed securities are classified as Level 2.
There were no transfers of the Company's financial instruments that are not measured at fair value on a recurring basis at December 31, 2019 and December 31, 2018.

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
Other Financial Assets
Other financial assets consist of accrued interest and fees receivable, and stock in the Federal Home Loan Bank of Boston (“FHLB”) and the Federal Reserve Bank (“FRB”), for which the carrying amount approximates fair value, and are classified as Level 2 measurements.
Deposits
The fair values reported for transaction accounts (demand, NOW, savings, and money market) equal their respective book values reported on the balance sheet and are classified as Level 2. The fair values disclosed are, by definition, equal to the amount payable on demand at the reporting date. The fair values for certificates of deposit are based on the discounted value of contractual cash flows. The discount rates used are representative of approximate rates currently offered on certificates of deposit with similar remaining maturities and are classified as Level 2 measurements.
Securities Sold Under Agreements to Repurchase
The fair value of securities sold under agreements to repurchase is estimated based on contractual cash flows discounted at the Bank’s incremental borrowing rate for FHLB borrowings with similar maturities and have been classified as Level 2 measurements.
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
Investors have recourse to the Company for the refund of premiums paid on loans sold which pay off early within the time stipulated in the sale contract. Investors have recourse to the Company on any sold loans that are deemed to have been fraudulent or misrepresented. In addition, investors would require the Company to repurchase any loan sold which has a first payment default. The Company has not repurchased any loans during the years ended December 31, 2019 and 2018.
Financial instruments with off-balance sheet risk are summarized as follows:

	December 31,
	2019	2018
	(In thousands)
Commitments to originate loans
Variable rate	$60,473	$59,766
Fixed rate	63,747	38,332
Total commitments to originate new loans	$124,220	$98,098
Unadvanced portion of loans and unused lines of credit	$1,468,782	$1,413,737
Standby letters of credit	$49,117	$36,755
Forward commitments to sell loans	$11,850	$4,657

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

23. BOSTON PRIVATE FINANCIAL HOLDINGS, INC. (PARENT COMPANY ONLY)
Condensed Balance Sheets

	December 31, 2019	December 31, 2018
	(In thousands)
Assets:
Cash and cash equivalents	$51,324	$51,088
Investment in wholly-owned and majority-owned subsidiaries	857,062	802,642
Investment in partnerships and trusts	6,340	6,340
Other assets	27,453	36,483
Total assets	$942,179	$896,553
Liabilities:
Junior subordinated debentures	$106,363	$106,363
Deferred income taxes	2,895	12,968
Other liabilities	12,520	20,742
Total liabilities	121,778	140,073
Redeemable Noncontrolling Interests (1)	1,383	2,526
Total Shareholders’ Equity	819,018	753,954
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$942,179	$896,553
___________________
(1)Includes noncontrolling interests, if any, and the maximum redemption value of Redeemable noncontrolling interests.
Condensed Statements of Operations

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Income:
Interest income	$62	$107	$180
Dividends from subsidiaries	54,606	45,448	49,316
Gain/(loss) on sale of affiliates	—	18,142	(1,264)
Other income	1,557	59	193
Total income	56,225	63,756	48,425
Operating Expense:
Salaries and employee benefits	2,106	2,121	4,061
Professional fees	1,241	1,381	1,369
Interest expense	4,189	3,925	2,919
Other expenses	2,185	1,406	1,424
Total operating expense	9,721	8,833	9,773
Income before income taxes	46,504	54,923	38,652
Income tax expense/(benefit)	(2,639)	14,628	(6,880)
Net income from discontinued operations	—	2,002	4,870
Income before equity in undistributed earnings of subsidiaries	49,143	42,297	50,402
Equity/(loss) in undistributed earnings of subsidiaries	30,885	38,087	(9,811)
Net income attributable to the Company	$80,028	$80,384	$40,591

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Statements of Cash Flows

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income attributable to the Company	$80,028	$80,384	$40,591
Net income from discontinued operations	—	2,002	4,870
Net income from continuing operations	80,028	78,382	35,721
Adjustments to reconcile Net income from continuing operations to Net cash provided by/(used in) operating activities:
Equity in earnings/(loss) of subsidiaries:	(85,480)	(83,232)	(39,326)
Dividends from subsidiaries:	54,606	45,448	49,316
Depreciation and amortization	201	(186)	3,553
(Gain)/loss on sale of affiliates	—	(18,142)	1,264
Net decrease/(increase) in other operating activities	(8,108)	13,181	(2,440)
Net cash provided by/(used in) operating activities of continuing operations	41,247	35,451	48,088
Net cash provided by/(used in) operating activities of discontinued operations	—	2,002	4,870
Net cash provided by/(used in) operating activities	41,247	37,453	52,958
Cash flows from investing activities:
Contingent consideration from divestitures	4,507	1,233	—
Capital investments in subsidiaries	(78)	(96)	(54)
Cash received from divestitures	—	52,981	—
Net cash provided by/(used in) investing activities	4,429	54,118	(54)
Cash flows from financing activities:
Redemption of Series D preferred stock	—	(50,000)	—
Equity sales in minority-owned subsidiaries	—	1,021	1,410
Repurchase of common stock	(7,193)	(20,000)	—
Dividends paid to common shareholders	(40,380)	(40,685)	(37,054)
Dividends paid to preferred shareholders	—	(1,738)	(3,475)
Proceeds from stock option exercises	562	1,661	882
Proceeds from issuance of common stock, net	2,413	434	2,740
Other equity adjustments	(842)	2,463	(5,740)
Net cash provided by/(used in) financing activities	(45,440)	(106,844)	(41,237)
Net (decrease)/increase in cash and cash equivalents	236	(15,273)	11,667
Cash and cash equivalents at beginning of year	51,088	66,361	54,694
Cash and cash equivalents at end of year	$51,324	$51,088	$66,361

24.  REGULATORY MATTERS
Registered Investment Advisors
The Company’s RIAs are highly regulated, primarily at the federal level by the SEC, and by state regulatory agencies. The Company has subsidiaries which are RIAs under the Investment Advisers Act of 1940. The Investment Advisers Act of 1940 imposes numerous obligations on RIAs, including fiduciary, record keeping, operational, and disclosure obligations. The subsidiaries, as investment advisers, are also subject to regulation under the federal and state securities laws and the fiduciary laws of certain states. In addition, the Company has a subsidiary which acts as a sub-adviser to mutual funds, which are registered under the Investment Company Act of 1940 and are subject to that Act’s provisions and regulations. The Company’s subsidiaries are also subject to the provisions and regulations of ERISA, to the extent any such entities act as a “fiduciary” under ERISA with respect to certain of its clients. ERISA and the related provisions of the federal tax laws impose a number of duties on persons who are fiduciaries under ERISA, and prohibit certain transactions involving the assets of each ERISA plan which is a client, as well as certain transactions by the fiduciaries and certain other related parties to such plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
As of December 31, 2019, quantitative measures established by regulation to ensure capital adequacy required us to maintain minimum ratios of Common Equity Tier 1, Tier 1, and total capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations).
The following table presents the Company’s and the Bank’s amount of regulatory capital and related ratios as of December 31, 2019 and 2018. Also presented are the minimum requirements established by the Federal Reserve and the FDIC as of those dates for the Company and the Bank, respectively, to meet applicable capital requirements and the requirements of the FDIC as of those dates for the Bank to be considered “well capitalized” under the FDIC’s prompt corrective action provisions.
The Federal Reserve and the Massachusetts Commissioner of Banks may impose higher capital ratios than those listed below based upon the results of regulatory exams. The Bank was categorized as “well capitalized” under the FDIC’s prompt corrective action provisions as of December 31, 2019 and 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Actual		For capital adequacy purposes (at least)		To be well capitalized under prompt corrective action provisions (at least)		Basel III minimum capital ratio with capital conservation buffer (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of December 31, 2019
Common Equity Tier 1 risk-based capital
Company	$745,926	11.42%	$293,886	4.5%	n/a	n/a	7.0%
Boston Private Bank	778,635	11.97%	292,717	4.5%	$422,813	6.5%	7.0%
Tier 1 risk-based capital
Company	846,337	12.96%	391,848	6.0%	n/a	n/a	8.5%
Boston Private Bank	778,635	11.97%	390,289	6.0%	520,386	8.0%	8.5%
Total risk-based capital
Company	919,573	14.08%	522,464	8.0%	n/a	n/a	10.5%
Boston Private Bank	851,733	13.09%	520,386	8.0%	650,482	10.0%	10.5%
Tier 1 leverage capital
Company	846,337	9.77%	346,398	4.0%	n/a	n/a	4.0%
Boston Private Bank	778,635	9.03%	344,958	4.0%	431,198	5.0%	4.0%

As of December 31, 2018
Common equity tier 1 risk-based capital
Company	$702,728	11.40%	$277,275	4.5%	n/a	n/a	7.0%
Boston Private Bank	745,051	12.13%	276,352	4.5%	$399,175	6.5%	7.0%
Tier 1 risk-based capital
Company	803,311	13.04%	369,701	6.0%	n/a	n/a	8.5%
Boston Private Bank	745,051	12.13%	368,469	6.0%	491,292	8.0%	8.5%
Total risk-based capital
Company	879,927	14.28%	492,934	8.0%	n/a	n/a	10.5%
Boston Private Bank	821,584	13.38%	491,292	8.0%	614,115	10.0%	10.5%
Tier 1 leverage capital
Company	803,311	9.54%	336,648	4.0%	n/a	n/a	4.0%
Boston Private Bank	745,051	8.92%	334,029	4.0%	417,537	5.0%	4.0%
___________________
n/a - not applicable
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
The Company has sponsored the creation of two statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. In accordance with ASC 810-10-55, Consolidation - Overall - Implementation Guidance and Illustrations - Variable Interest Entities, these statutory trusts created by the Company are not consolidated into the Company’s financial statements; however, the Company reflects the amounts of junior subordinated debentures payable to the preferred stockholders of statutory trusts as debt in its financial statements. As of both December 31, 2019, and 2018, all $100.0 million of the net balance of these trust preferred securities qualified as Tier 1 capital.

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
26. REVENUE RECOGNITION
Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, Revenue from Contracts with Customers (“ASC 606”), while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605, Revenue Recognition. Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest income considered in-scope of ASC 606 is discussed below. See Part II. Item 8. “Financial Statements and Supplementary Data- Note 1: Basis of Presentation and Summary of Significant Accounting Policies for additional information on the Company's adoption of this standard.
Wealth Management and Trust Fees
Wealth management and trust fees are earned for providing investment management, wealth management, retirement plan advisory, family office, financial planning, trust services, and other financial advisory services to clients. The Company’s performance obligation under these contracts is satisfied over time as the services are provided. Fees are recognized monthly based on the average monthly, beginning-of-quarter, or, for a small number of clients, end-of-quarter market value of the AUM and the applicable fee rate, depending on the terms of the contracts. Fees are also recognized monthly based either on a fixed fee amount or are based on the quarter-end (in arrears) market value of the AUM and the applicable fee rate (“asset based fees”), depending on the terms of the contracts. No performance based incentives are earned on wealth management contracts. Receivables are recorded on the Consolidated Balance Sheets in the Fees receivable line item. Deferred revenues of $6.5 million and $7.0 million as of December 31, 2019 and 2018, respectively, are recorded on the Consolidated Balance Sheets within the Other liabilities line item.
Trust fees are earned when the Company is appointed as trustee for clients. As trustee, the Company administers the client’s trust and manages the assets of the trust including investments and property. The Company’s performance obligation under these agreements is satisfied over time as the administration and management services are provided. Fees are recognized monthly or, in certain circumstances, quarterly based on a percentage of the market value of the account as outlined in the agreement. Payment frequency is defined in the individual contracts which primarily stipulate monthly in arrears. No performance based incentives are earned on trust fee contracts. Receivables are recorded on the Consolidated Balance Sheets in the Fees receivable line item.
Investment Management Fees
Investment management fees are earned for the management of a series of accounts and funds in which clients invest directly, acting as a sub-advisor to larger investment management companies, or private client account management. The Company’s performance obligation is satisfied over time and the resulting fees are recognized monthly, based upon either the beginning-of-quarter (in advance) or quarter-end (in arrears) market value of the AUM and the applicable fee rate, depending on the terms of the contract. Payment is generally received a few days after month end through a direct charge to customers’ accounts. The Company may earn performance-based incentives on certain contracts. Receivables are recorded on the Consolidated Balance Sheets in the Fees receivable line item.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the fee income considered in-scope of ASC 606 by contracts with customers:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Fees and other income:
Wealth management and trust fees	$75,757	$99,818	$97,921
Investment management fees	10,155	21,728	45,515
Other income	2,813	3,910	3,566
Revenue from contracts with customers	88,725	125,456	147,002
Non-interest income within the scope of other GAAP topics	12,822	24,541	6,964
Total non-interest income	$101,547	$149,997	$153,966

27. SELECTED QUARTERLY DATA (UNAUDITED)
The following tables present selected quarterly financial data for 2019 and 2018:

	2019 (1)
	Q4	Q3	Q2	Q1
	(In thousands, except per share data)
Net interest income	$56,125	$56,153	$57,460	$58,338
Fees and other income	26,793	25,126	24,380	25,248
Total revenues	82,918	81,279	81,840	83,586
Provision/(credit) for loan losses	(3,668)	167	1,363	(1,426)
Operating expense	58,457	55,537	55,659	60,553
Income before income taxes	28,129	25,575	24,818	24,459
Income tax expense	6,788	5,517	5,369	4,917
Less: Net income attributable to noncontrolling interests	97	96	69	100
Net income attributable to the Company	$21,244	$19,962	$19,380	$19,442
Net earnings per share attributable to common shareholders:
Basic earnings per share (2)	$0.26	$0.24	$0.22	$0.25
Diluted earnings per share (2)	$0.26	$0.24	$0.22	$0.25

	2018 (1)
	Q4	Q3	Q2	Q1
	(In thousands, except per share data)
Net interest income	$59,997	$59,641	$57,545	$57,383
Fees and other income	45,845	32,314	32,095	39,743
Total revenues	105,842	91,955	89,640	97,126
Provision/(credit) for loan losses	93	(949)	453	(1,795)
Operating expense	63,557	68,557	64,384	70,857
Income before income taxes	42,192	24,347	24,803	28,064
Income tax expense	8,651	5,461	17,399	6,026
Net income/(loss) from discontinued operations	306	—	(2)	1,698
Less: Net income/(loss) attributable to noncontrolling interests	545	924	968	1,050
Net income attributable to the Company	$33,302	$17,962	$6,434	$22,686
Net earnings per share attributable to common shareholders:
Basic earnings per share (2)	$0.43	$0.20	$0.03	$0.27
Diluted earnings per share (2)	$0.42	$0.20	$0.03	$0.27
___________________
(1)Due to rounding, the sum of the four quarters may not add up to the year to date total.
(2)Includes the effect of adjustments to Net income attributable to the Company to arrive at Net income attributable to common shareholders.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Boston Private Financial Holdings, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Boston Private Financial Holdings, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of the allowance for loan losses on loans collectively evaluated for impairment
As discussed in Notes 1 and 6 to the consolidated financial statements, the Company’s allowance for loan losses related to loans collectively evaluated for impairment (ALL) was $71.7 million of a total allowance for loan losses of $72.0 million as of December 31, 2019. The ALL consisted of a general reserve on pass graded loans and allocated reserves on non-impaired special mention and substandard loans. The Company estimated the ALL for the general reserve on pass graded loans using a historical loss methodology that calculates the estimated net loss percentages based on the Company’s actual historical net charge-offs, a historical observation period, loss emergence period and loan grades for commercial loans. In addition, qualitative adjustments are made to the estimated net loss percentages to arrive at a total loss factor for each portfolio segment. The allocated reserves for non-impaired special mention and substandard loans are estimated as a multiple of the general reserve for each respective portfolio segment, with a greater multiple for loans with increased risk (i.e., substandard loans versus special mention loans).
We identified the assessment of the ALL as a critical audit matter because it involved significant measurement uncertainty requiring complex auditor judgment and knowledge and experience in the industry. This assessment encompassed the evaluation of the ALL methodology, inclusive of the methodologies used to estimate (1) the estimated net loss percentages and their key factors and assumptions, including the historical observation period, the loss emergence period, how loans with similar characteristics are pooled, and the loan grades for commercial loans (2) the qualitative adjustments and (3) the multiple applied to the general reserve to determine the allocated reserves for non-impaired special mention and substandard loans.
The primary procedures we performed to address the critical audit matter included the following. We tested certain internal controls over the Company’s ALL process, including the controls related to the (1) development of the ALL methodology, including key assumptions and the multiple of the general reserves applied to non-impaired special mention and substandard loans, (2) determination of the qualitative adjustments, and (3) periodic testing of commercial loan grades. We tested the relevance of sources of internal and external data and key factors and assumptions, including the historical observation period, by evaluating (1) if loss data in the historical observation period is representative of the credit characteristics of the current portfolio and (2) the sufficiency of loss data within the historical observation period. We tested the observable loss data used in the loss emergence period assumption. We tested the qualitative adjustment framework and related adjustments by evaluating the trend in the ALL, including qualitative adjustments, for consistency with trends in the loan portfolio and credit performance.
We involved credit risk professionals with specialized industry knowledge and experience, who assisted in evaluating:
•the Company’s ALL methodology for compliance with U.S. generally accepted accounting principles.
•the pooling of loans with similar characteristics by assessing the relevant characteristics of the loan portfolio;
•the methodology used to develop the loss emergence period assumption;
•the length of the historical observation period;
•the multiple of the general reserves applied to non-impaired special mention and substandard loans;
•the maximum qualitative adjustment based on the highest annual historical net charge-off rate throughout the historical observation period;
•the metrics, including relevance of sources of data and assumptions, used to allocate the qualitative adjustments;
•the determination of each qualitative adjustment;
•the framework used to develop the resulting qualitative adjustments and the effect of those adjustments on the ALL compared with relevant credit risk factors and credit trends; and
•the loan grades for a sample of individual commercial loans.

/s/  KPMG LLP
We have served as the Company’s auditor since 1987.
Boston, Massachusetts
February 28, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Boston Private Financial Holdings, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Boston Private Financial Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
February 28, 2020

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
A.Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 of the Exchange Act, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, as of the end of the period covered by this report, the effectiveness of the design and operation of its disclosure controls and procedures.
Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of December 31, 2019 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries:
a.was made known to the certifying officers by others within the Company and its consolidated subsidiaries in the reports that it files or submits under the Exchange Act; and
b.is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission rules and forms.
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
In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and, as a result, management is necessarily required to apply its judgment in evaluating and implementing possible controls and procedures. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, the Company used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, the Company believes that, as of December 31, 2019, the Company’s internal control over financial reporting is effective based on the criteria established by Internal Control—Integrated Framework (2013) issued by COSO.
KPMG LLP, the independent registered public accounting firm that reported on the Company’s consolidated financial statements, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. This report can be found at the end of Part II. Item 8. “Financial Statements and Supplementary Data.”
C. Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting in 2019.
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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
Financial Statements and Exhibits

1.Financial Statements

2.  Financial Schedules
None.
3. Exhibits

Exhibit Number	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed or Furnished with this 10-K
3.1	Restated Articles of Organization of Boston Private Financial Holdings, Inc.	8-K	8/2/2010	3.1
3.2	Amended and Restated By-Laws of Boston Private Financial Holdings, Inc.	8-K	1/18/2017	3.2
3.3	Articles of Amendment of Boston Private Financial Holdings, Inc.	8-K	5/2/2012	3.1
3.4	Articles of Amendment of Boston Private Financial Holdings, Inc.	8-K	4/22/2013	3.1
3.5	Articles of Amendment of Boston Private Financial Holdings, Inc.	8-A	4/24/2013	3.5
4.1	Description of Registrant's Securities				Filed
*10.1	Boston Private Financial Holdings, Inc. 2001 Employee Stock Purchase Plan (As Amended and Restated as of July 24, 2019)	10-Q	11/4/2019	10.1
*10.2	Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	S-8	5/14/2009	99.1
*10.3	Boston Private Financial Holdings, Inc. Amended and Restated 2009 Stock Option and Incentive Plan	8-K	4/17/2014	99.1
*10.4	Form of Non-Qualified Stock Option Agreement for Employees under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	8/7/2009	10.2
*10.5	Form of Non-Qualified Stock Option Agreement for Employees under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	8/5/2011	10.4
*10.6	Form of Non-Qualified Stock Option Agreement for Employees under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-K	3/13/2012	10.11
*10.7	Form of Non-Qualified Stock Option Agreement for Employees under the Boston Private Financial Holdings, Inc. Amended and Restated 2009 Stock Option and Incentive Plan	8-K	5/13/2019	10.1
*10.8	Form of Non-Qualified Stock Option Agreement for Employees under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	5/8/2012	10.3
*10.9	Form of Performance Restricted Stock Unit Award Agreement for the Chief Executive Officer under the Boston Private Financial Holdings, Inc. Amended and Restated 2009 Stock Option and Incentive Plan	10-Q	11/7/2017	10.1
*10.10	Form of Restricted Stock Unit Award Agreement for the Chief Executive Officer under the Boston Private Financial Holdings, Inc. Amended and Restated 2009 Stock Option and Incentive Plan	10-Q	11/7/2017	10.2

Exhibit Number	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed or Furnished with this 10-K
*10.11	Form of Restricted Stock Unit Award Agreement for the Chief Executive Officer under the Boston Private Financial Holdings, Inc. Amended and Restated 2009 Stock Option and Incentive Plan	10-Q	8/5/2019	10.1
*10.12	Form of Non-Qualified Stock Option Agreement for the Chief Executive Officer under the Boston Private Financial Holdings, Inc. Amended and Restated 2009 Stock Option and Incentive Plan	10-Q	8/5/2019	10.2
*10.13	Form of Performance Restricted Stock Unit Award Agreement for the Chief Executive Officer under the Boston Private Financial Holdings, Inc. Amended and Restated 2009 Stock Option and Incentive Plan	10-Q	8/5/2019	10.3
*10.14	Form of Performance Restricted Stock Unit Award Agreement for Employees under the Boston Private Financial Holdings, Inc. Amended and Restated 2009 Stock Option and Incentive Plan	10-Q	11/7/2017	10.3
*10.15	Form of Restricted Stock Unit Award Agreement for Employees under the Boston Private Financial Holdings, Inc. Amended and Restated 2009 Stock Option and Incentive Plan	10-Q	11/7/2017	10.4
*10.16	Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	8-K	6/8/2010	10.2
*10.17	First Amendment to Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	8-K	8/2/2010	10.1
*10.18	Second Amendment to Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	S-8	10/2/2014	99.3
*10.19	Third Amendment to Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	8-K	11/20/2018	10.1
*10.20	Form of Restricted Stock Agreement Under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	10-K	2/28/2017	10.20
*10.21	Form of Retention Bonus Pool Restricted Stock Agreement Under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	10-K	2/28/2017	10.21
*10.22	Form of Restricted Stock Unit Award Agreement Under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	8-K	11/5/2018	10.2
*10.23	Form of Time-Based Non-Qualified Stock Option Agreement Under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	8-K	11/5/2018	10.3
*10.24	Form of Performance-Based Non-Qualified Stock Option Agreement Under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	8-K	11/5/2018	10.4
*10.25	Form of Restricted Stock Unit Award Agreement for Employees under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, as Amended	10-Q	11/7/2017	10.5
*10.26	Boston Private Financial Holdings, Inc. Deferred Compensation Plan, As Amended and Restated as of January 1, 2009	10-K	3/12/2010	10.44
*10.27	Boston Private Financial Holdings, Inc. Executive Bonus Plan	8-K	2/3/2009	10.4
*10.28	Annual Executive Incentive Plan of Boston Private Financial Holdings, Inc.	8-K	5/2/2011	99.1
*10.29	Boston Private Financial Holdings, Inc. Executive Vice President Severance Pay Plan	8-K	10/20/2016	10.1
*10.30	Employment Agreement by and between Boston Private Financial Holdings, Inc. and Anthony DeChellis, dated November 5, 2018.	8-K	11/5/2018	10.1
*10.31	Indenture, dated October 12, 2004, between Boston Private Financial Holdings, Inc. and Sun Trust Bank, as debenture trustee	8-K	10/15/2004	10.1
10.32	Guarantee Agreement, dated as of October 12, 2004, by Boston Private Financial Holdings, Inc. and Sun Trust Bank, as trustee, for the benefit of the holders from time to time of the Trust Preferred Securities and Trust Common Securities of Boston Private Capital Trust I	8-K	10/15/2004	10.2
10.33	Amended and Restated Declaration of Trust of Boston Private Capital Trust I, dated October 12, 2004	8-K	10/15/2004	10.3
10.34	Indenture, dated September 27, 2005, between Boston Private Financial Holdings, Inc. and Wilmington Trust Company, as debenture trustee	8-K	9/30/2005	10.1
10.35	Guarantee Agreement, dated as of September 27, 2005, by Boston Private Financial Holdings, Inc. and Wilmington Trust Company, as trustee, for the benefit of the holders from time to time of the Capital Securities of Boston Private Capital Trust II	8-K	9/30/2005	10.2

Exhibit Number	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed or Furnished with this 10-K
10.36	Amended and Restated Declaration of Trust of Boston Private Capital Trust II, dated September 27, 2005	8-K	9/30/2005	10.3
*10.37	Form of Executive Offer Form of Executive Offer Letter				Filed
21.1	List of Subsidiaries of Boston Private Financial Holdings, Inc.				Filed
23.1	Consent of KPMG LLP, an independent registered public accounting firm				Filed
31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted within Inline XBRL and included in Exhibit 101)				Filed
* Represents management contract or compensatory plan or agreement.

ITEM 16. FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this day, February 28, 2020.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

By:	/s/ ANTHONY DECHELLIS
Anthony DeChellis
Chief Executive Officer, President and Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated.

/s/ ANTHONY DECHELLIS	Chief Executive Officer, President and Director (Principal Executive Officer)	February 28, 2020
Anthony DeChellis

/s/ STEVEN M. GAVEN	Executive Vice President and Chief Financial Officer	February 28, 2020
Steven M. Gaven

/s/ JOSEPH D. REGAN	Senior Vice President and Controller (Principal Accounting Officer)	February 28, 2020
Joseph D. Regan

/s/ STEPHEN M. WATERS	Chairman	February 28, 2020
Stephen M. Waters

/s/ MARK F. FURLONG	Director	February 28, 2020
Mark F. Furlong

/s/ JOSEPH C. GUYAUX	Director	February 28, 2020
Joseph C. Guyaux

/s/ DEBORAH F. KUENSTNER	Director	February 28, 2020
Deborah F. Kuenstner

/s/ GLORIA C. LARSON	Director	February 28, 2020
Gloria C. Larson

/s/ KIMBERLY S. STEVENSON	Director	February 28, 2020
Kimberly S. Stevenson

/s/ LUIS ANTONIO UBIÑAS	Director	February 28, 2020
Luis Antonio Ubiñas

/s/ LIZABETH H. ZLATKUS	Director	February 28, 2020
Lizabeth H. Zlatkus