Form 10-Q
period 2020-03-31
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2020-05-08
CIK 821127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
Or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2020:

Common Stock, Par Value $1.00 Per Share	81,800,550
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION, ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)
	March 31, 2020	December 31, 2019
	(In thousands, except share and per share data)
Assets:
Cash and cash equivalents	$61,714	$292,479
Investment securities available-for-sale (amortized cost of $961,351 and $966,900 at March 31, 2020 and December 31, 2019, respectively)	993,166	978,284
Investment securities held-to-maturity (fair value of $46,096 and $47,949 at March 31, 2020 and December 31, 2019, respectively)	45,395	48,212
Equity securities at fair value	23,080	18,810
Stock in Federal Home Loan Bank and Federal Reserve Bank	45,273	39,078
Loans held for sale	7,671	7,386
Total loans	7,043,338	6,976,704
Less: Allowance for loan losses	68,211	71,982
Net loans	6,975,127	6,904,722
Premises and equipment, net	43,544	44,527
Goodwill	57,607	57,607
Intangible assets, net	9,637	10,352
Fees receivable	4,249	4,095
Accrued interest receivable	24,054	24,175
Deferred income taxes, net	5,630	11,383
Right-of-use assets	98,896	102,075
Other assets	351,283	287,316
Total assets	$8,746,326	$8,830,501
Liabilities:
Deposits	$6,835,572	$7,241,476
Securities sold under agreements to repurchase	45,319	53,398
Federal funds purchased	145,000	—
Federal Home Loan Bank borrowings	491,254	350,829
Junior subordinated debentures	106,363	106,363
Lease liabilities	113,574	117,214
Other liabilities	180,452	140,820
Total liabilities	7,917,534	8,010,100
Redeemable Noncontrolling Interests	—	1,383
Shareholders’ Equity:
Common stock, $1.00 par value; authorized: 170,000,000 shares; issued and outstanding: 81,800,486 shares at March 31, 2020 and 83,265,674 shares at December 31, 2019	81,800	83,266
Additional paid-in capital	593,167	600,708
Retained earnings	131,761	127,469
Accumulated other comprehensive income/(loss)	22,064	7,575
Total shareholders’ equity	828,792	819,018
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$8,746,326	$8,830,501
See accompanying notes to Consolidated Financial Statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended March 31,
	2020	2019
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$66,358	$69,933
Taxable investment securities	868	1,185
Non-taxable investment securities	1,998	1,901
Mortgage-backed securities	2,787	2,897
Short-term investments and other	1,071	908
Total interest and dividend income	73,082	76,824
Interest expense:
Deposits	12,796	14,058
Federal Home Loan Bank borrowings	2,034	2,780
Junior subordinated debentures	917	1,121
Repurchase agreements and other short-term borrowings	78	527
Total interest expense	15,825	18,486
Net interest income	57,257	58,338
Provision/(credit) for loan losses	16,962	(1,426)
Net interest income after provision/(credit) for loan losses	40,295	59,764
Fees and other income:
Wealth management and trust fees	18,371	19,058
Investment management fees	1,925	2,650
Other banking fee income	2,490	2,499
Gain on sale of loans, net	100	73
Gain on OREO, net	—	91
Other	(1,365)	877
Total fees and other income	21,521	25,248
Operating expense:
Salaries and employee benefits	35,096	35,726
Occupancy and equipment	7,646	8,348
Information systems	6,725	5,860
Professional services	3,601	3,560
Marketing and business development	1,890	1,085
Amortization of intangibles	715	672
FDIC insurance	—	660
Restructuring	—	1,646
Other	5,235	2,996
Total operating expense	60,908	60,553
Income before income taxes	908	24,459
Income tax expense	102	4,917
Net income before attribution to noncontrolling interests	806	19,542
(Continued)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended March 31,
	2020	2019
Less: Net income attributable to noncontrolling interests	6	100
Net income attributable to the Company	$800	$19,442
Adjustments to net income attributable to the Company to arrive at net income attributable to common shareholders	414	1,557
Net income attributable to common shareholders for earnings per share calculation	$1,214	$20,999
Basic earnings per share attributable to common shareholders:
Total attributable to common shareholders:	$0.01	$0.25
Weighted average basic common shares outstanding	83,005,064	83,285,095
Diluted earnings per share attributable to common shareholders:
Total attributable to common shareholders:	$0.01	$0.25
Weighted average diluted common shares outstanding	83,318,041	84,010,450
 See accompanying notes to Consolidated Financial Statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
	Three months ended March 31,
	2020	2019
	(In thousands)
Net income attributable to the Company	$800	$19,442
Other comprehensive income, net of tax:
Net unrealized gain/(loss) on securities available-for-sale	14,489	11,568
Unrealized gain/(loss) on cash flow hedges	—	(27)
Reclassification adjustment for net realized (gain)/loss included in net income	—	(220)
Net unrealized gain/(loss) on cash flow hedges	—	(247)
Other comprehensive income, net of tax	14,489	11,321
Total comprehensive income attributable to the Company, net	$15,289	$30,763
 See accompanying notes to Consolidated Financial Statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
	(In thousands, except share data)
Balance at December 31, 2018	$83,656	$600,196	$87,821	$(17,719)	$753,954
Net income attributable to the Company	—	—	19,442	—	19,442
Other comprehensive income/(loss), net	—	—	—	11,321	11,321
Dividends paid to common shareholders: $0.12 per share	—	—	(10,108)	—	(10,108)
Net proceeds from issuance of:
103,991 shares of common stock	104	876	—	—	980
20,595 shares of incentive stock grants, net of 2,976 shares canceled or forfeited and 13,911 shares withheld for employee taxes	4	166	—	—	170
Amortization of stock compensation and employee stock purchase plan	—	1,352	—	—	1,352
Stock options exercised	10	40	—	—	50
Other equity adjustments	—	1,658	—	—	1,658
Balance at March 31, 2019	$83,774	$604,288	$97,155	$(6,398)	$778,819

Balance at December 31, 2019	$83,266	$600,708	$127,469	$7,575	$819,018
Impact due to change in accounting principle (1)	—	—	13,492	—	13,492
Net income attributable to the Company	—	—	800	—	800
Other comprehensive income/(loss), net	—	—	—	14,489	14,489
Dividends paid to common shareholders: $0.12 per share	—	—	(10,000)	—	(10,000)
Repurchase of 1,565,060 shares of common stock	(1,565)	(11,242)	—	—	(12,807)
Net proceeds from issuance of:
88,328 shares of common stock	88	832	—	—	920
5,539 shares of incentive stock grants, net of 964 shares withheld for employee taxes	5	57	—	—	62
Amortization of stock compensation and employee stock purchase plan	—	1,348	—	—	1,348
Stock options exercised	7	48	—	—	55
Other equity adjustments	(1)	1,416	—	—	1,415
Balance at March 31, 2020	$81,800	$593,167	$131,761	$22,064	$828,792
_____________________
(1) Impact due to the adoption of ASU 2016-13, Financial Instruments (Topic 326) (“ASU 2016-13”). See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 15: Recent Accounting Pronouncements.”
See accompanying notes to Consolidated Financial Statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three months ended March 31,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income attributable to the Company	$800	$19,442
Adjustments to arrive at net income:
Net income attributable to noncontrolling interests	6	100
Net income before attribution to noncontrolling interests	806	19,542
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	6,345	5,933
Net income attributable to noncontrolling interests	(6)	(100)
Stock compensation, net of cancellations	1,421	1,677
Provision/(credit) for loan losses	16,962	(1,426)
Loans originated for sale	(15,324)	(6,796)
Proceeds from sale of loans held for sale	15,127	9,401
Deferred income tax expense/(benefit)	(5,731)	(523)
Decrease/(increase) in right-of-use assets	3,179	3,817
Increase/(decrease) in operating lease liabilities	(3,640)	(4,102)
Net decrease/(increase) in other operating activities	(27,617)	(19,247)
Net cash provided by/(used in) operating activities	(8,478)	8,176
Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(8,874)	—
Maturities, calls, redemptions, and principal payments	12,472	26,265
Investment securities held-to-maturity:
Principal payments	2,730	2,860
Equity securities at fair value:
Transfers out	(19,713)	(15,149)
Transfers in	15,443	21,886
(Investments)/distributions in trusts, net	569	853
Contingent considerations from divestitures	1,277	836
(Purchase)/redemption of Federal Home Loan Bank and Federal Reserve Bank stock	(6,195)	2,210
Net increase in portfolio loans	(67,890)	(34,670)
Proceeds from recoveries of loans previously charged off	180	492
Proceeds from sale of OREO	—	492
Capital expenditures	(1,975)	(750)
Net cash provided by/(used in) investing activities	(71,976)	5,325
(Continued)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three months ended March 31,
	2020	2019
	(In thousands)
Cash flows from financing activities:
Net increase/(decrease) in deposits	(405,904)	(1,325)
Net increase/(decrease) in securities sold under agreements to repurchase	(8,079)	21,401
Net increase/(decrease) in federal funds purchased	145,000	(250,000)
Net increase/(decrease) in short-term Federal Home Loan Bank borrowings	115,000	10,000
Advances of long-term Federal Home Loan Bank borrowings	175,000	190,000
Repayments of long-term Federal Home Loan Bank borrowings	(149,575)	(5,074)
Dividends paid to common shareholders	(10,000)	(10,108)
Repurchase of common stock	(12,807)	—
Proceeds from stock option exercises	55	50
Proceeds from issuance of common stock	920	980
Tax withholding for share based compensation awards	(11)	(155)
Distributions paid to noncontrolling interests	(6)	(100)
Other equity adjustments	96	(218)
Net cash provided by/(used in) financing activities	(150,311)	(44,549)
Net increase/(decrease) in cash and cash equivalents	(230,765)	(31,048)
Cash and cash equivalents at beginning of year	292,479	127,259
Cash and cash equivalents at end of period	$61,714	$96,211

Supplemental disclosure of cash flow items:
Cash paid for interest	$15,628	$16,775
Cash paid for income taxes, (net of refunds received)	$872	$1,029
Change in unrealized gain/(loss) on available-for-sale securities, net of tax	$14,489	$11,568
Change in unrealized gain/(loss) on cash flow hedges, net of tax	$—	$(247)
Non-cash transactions:
Loans charged off	$(528)	$(564)
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
Prior to the third quarter of 2019, the Company had three reportable segments: Affiliate Partners, Private Banking, and Wealth Management and Trust. Prior to the third quarter of 2019, the Affiliate Partners segment was comprised of two affiliates: KLS and Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”), each of which are RIAs. With the integration of KLS into Boston Private Wealth in the third quarter of 2019, the Company reorganized its segment reporting structure to align with how its financial performance and strategy are reviewed and managed. The results of KLS are included in the results of Boston Private Wealth within the Wealth Management and Trust segment, and the results of DGHM are included within the Holding Company and Eliminations for all periods presented. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 3: Asset Sales and Divestitures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for additional information.
The Company conducts substantially all of its business through its two reportable segments. All significant intercompany accounts and transactions have been eliminated in consolidation, and the portion of income allocated to the owners other than the Company is included in “Net income attributable to noncontrolling interests” in the Consolidated Statements of Operations for the periods owned. Redeemable noncontrolling interests in the Consolidated Balance Sheets reflect the maximum redemption value of agreements with the owners of DGHM.
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
The information in this report should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”). Prior period amounts are reclassified whenever necessary to conform to the current period presentation. With the integration of KLS into Boston Private Wealth and the related change to reportable segments, fee revenue from KLS is reported in Wealth management and trust fees for all periods on the Consolidated Statements of Operations, which was presented as Wealth advisory fees in prior periods.
The Company’s significant accounting policies are described in Part II. Item 8. “Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC. For interim reporting purposes, the Company follows the same significant accounting policies, except for the following new accounting pronouncements from the Financial Accounting Standards Board (the “FASB”) that were adopted effective January 1, 2020:
•In June 2016, the FASB issued ASU 2016-13. Throughout 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”); ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted

Transition Relief (“ASU 2019-05”); ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 942)—Effective Dates (“ASU 2019-10”); and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses (“ASU 2019-11”). This update and related amendments to Topic 326 are intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a current expected credit losses (“CECL”) model methodology that reflects expected credit losses and requires consideration of a reasonable and supportable forecast to inform credit loss estimates. This ASU is effective for fiscal years beginning after December 15, 2019. The Company adopted this update on January 1, 2020 utilizing a modified retrospective approach. On adoption of ASU 2016-13 on January 1, 2020, the Company recognized a decrease in the allowance for loan losses of $20.4 million, and an increase in the reserve for unfunded loan commitments of $1.4 million. The net, after-tax impact of the decrease in the allowance for loan losses and the increase in the reserve for unfunded loan commitments was an increase to Retained earnings of $13.5 million shown in the Consolidated Statements of Changes in Shareholders’ Equity.
2. Earnings Per Share
The treasury stock method of calculating earnings per share (“EPS”) is presented below for the three months ended March 31, 2020 and 2019. The following tables present the computations of basic and diluted EPS:

	Three months ended March 31,
	2020	2019
	(In thousands, except share and per share data)
Basic earnings per share - Numerator:
Net income before attribution to noncontrolling interests	$806	$19,542
Less: Net income attributable to noncontrolling interests	6	100
Net income attributable to the Company	800	19,442
Decrease in noncontrolling interests’ redemption values (1)	414	1,557
Total adjustments to income attributable to common shareholders	414	1,557
Net income attributable to common shareholders, treasury stock method	$1,214	$20,999
Basic earnings per share - Denominator:
Weighted average basic common shares outstanding	83,005,064	83,285,095
Per share data - Basic earnings per share:
Total attributable to common shareholders	$0.01	$0.25

	Three months ended March 31,
	2020	2019
	(In thousands, except share and per share data)
Diluted earnings per share - Numerator:
Net income attributable to common shareholders, after assumed dilution	$1,214	$20,999
Diluted earnings per share - Denominator:
Weighted average basic common shares outstanding	83,005,064	83,285,095
Dilutive effect of:
Time-based and market-based stock options, performance-based and time-based restricted stock, and performance-based and time-based restricted stock units, and other dilutive securities (2)	312,977	725,355
Dilutive common shares	312,977	725,355
Weighted average diluted common shares outstanding (2)	83,318,041	84,010,450
Per share data - Diluted earnings per share:
Total attributable to common shareholders	$0.01	$0.25
Dividends per share declared and paid on common stock	$0.12	$0.12
_____________________
(1)See Part II. Item 8. “Financial Statements and Supplementary Data - Note 14: Noncontrolling Interests” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for a description of the redemption values related to the redeemable noncontrolling interests. In accordance with the FASB Accounting Standards Codification Distinguishing Liabilities from Equity (“ASC 480”), an increase in redemption value from period to period reduces income attributable to common shareholders. Decreases in redemption value from period to period increase income attributable to common shareholders, but only to the extent that the cumulative change in redemption value remains a cumulative increase since adoption of this standard in the first quarter of 2009.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
(2)The diluted EPS computations for the three months ended March 31, 2020 and 2019 do not assume the conversion, exercise, or contingent issuance of the following shares for the following periods because the result would have been anti-dilutive for the periods indicated. As a result of the anti-dilution, the potential common shares excluded from the diluted EPS computation are as follows:

	Three months ended March 31,
	2020	2019
Shares excluded due to exercise price exceeding the average market price of common shares during the period (total outstanding):	(In thousands)
Potential common shares from:
Options, restricted stock, or other dilutive securities	1,254	796
Total shares excluded due to exercise price exceeding the average market price of common shares during the period	1,254	796

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
Description of Reportable Segments
Private Banking
The Private Banking segment operates primarily in three geographic markets: New England, Northern California and Southern California. The Bank conducts business under the name of Boston Private Bank & Trust Company in all markets. The Bank is chartered by the Commonwealth of Massachusetts and is insured by the FDIC. The Bank is principally engaged in providing private banking services to high net worth individuals, privately-owned businesses and partnerships, and nonprofit organizations. In addition, the Bank is an active provider of financing for affordable housing, first-time homebuyers, economic development, social services, community revitalization and small businesses.
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
Changes to Segment Reporting
With the integration of KLS into Boston Private Wealth in the third quarter of 2019, the Company reorganized the segment reporting structure to align with how the Company's financial performance and strategy is reviewed and managed. The results of KLS are included in the results of Boston Private Wealth within the Wealth Management and Trust segment, and the results of DGHM are included in Holding Company and Eliminations for all periods presented.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
Measurement of Segment Profit and Assets
The accounting policies of the segments are the same as those described in Part I. Item 1. "Notes to Unaudited Consolidated Financial Statements - Note 1: Basis of Presentation and Summary of Significant Accounting Policies."

Reconciliation of Reportable Segment Items
The following tables present a reconciliation of the revenues, profits, assets, and other significant items of reportable segments as of and for the three months ended March 31, 2020 and 2019.

	Three months ended March 31,
	2020	2019
Private Banking (1)	(In thousands)
Net interest income	$58,090	$59,337
Fees and other income	1,108	3,258
Total revenue	59,198	62,595
Provision/(credit) for loan losses	16,962	(1,426)
Operating expense (2)	42,588	41,317
Income/(loss) before income taxes	(352)	22,704
Income tax expense/(benefit)	(931)	4,430
Net income before attribution to noncontrolling interests	579	18,274
Net income attributable to the Company	$579	$18,274

Assets	$8,692,069	$8,481,160
Amortization of intangibles	$77	$—
Depreciation	$2,626	$2,670

	Three months ended March 31,
	2020	2019
Wealth Management and Trust (1)	(In thousands)
Net interest income	$72	$106
Fees and other income	18,485	19,126
Total revenue	18,557	19,232
Operating expense (2)	15,449	15,567
Income before income taxes	3,108	3,665
Income tax expense	1,074	1,194
Net income before attribution to noncontrolling interests	2,034	2,471
Net income attributable to the Company	$2,034	$2,471

Assets	$143,998	$147,771
Amortization of intangibles	$638	$672
Depreciation	$294	$367

	Three months ended March 31,
	2020	2019
Holding Company and Eliminations (1)	(In thousands)
Net interest income (3)	$(905)	$(1,105)
Fees and other income	1,928	2,864
Total revenue	1,023	1,759
Operating expense	2,871	3,669
Income/(loss) before income taxes	(1,848)	(1,910)
Income tax expense/(benefit)	(41)	(707)
Net income/(loss) before attribution to noncontrolling interests	(1,807)	$(1,203)
Noncontrolling interests	6	100
Net income/(loss) attributable to the Company	$(1,813)	$(1,303)

Assets (including eliminations)	$(89,741)	$(56,788)
Depreciation	$39	$47

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended March 31,
	2020	2019
Total Company (1)	(In thousands)
Net interest income	$57,257	$58,338
Fees and other income	21,521	25,248
Total revenue	78,778	83,586
Provision/(credit) for loan losses	16,962	(1,426)
Operating expense	60,908	60,553
Income before income taxes	908	24,459
Income tax expense	102	4,917
Net income before attribution to noncontrolling interests	806	19,542
Noncontrolling interests	6	100
Net income attributable to the Company	$800	$19,442

Assets	$8,746,326	$8,572,143
Amortization of intangibles	$715	$672
Depreciation	$2,959	$3,084
_____________________
(1)Due to rounding, the sum of individual segment results may not add up to the Total Company results.
(2)Operating expense related to the Private Banking and Wealth Management and Trust segments includes restructuring expense for the three months ended March 31, 2019 of $1.3 million and $0.4 million, respectively.
(3)Interest expense on junior subordinated debentures is included in Holding Company and Eliminations.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
4. Investments
The following table presents a summary of investment securities at March 31, 2020 and December 31, 2019:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
At March 31, 2020
Available-for-sale securities at fair value:
U.S. government and agencies	$19,957	$1,130	$—	$21,087
Government-sponsored entities	154,844	5,598	—	160,442
Municipal bonds	319,844	12,784	(128)	332,500
Mortgage-backed securities (1)	466,706	12,670	(239)	479,137
Total	$961,351	$32,182	$(367)	$993,166

Held-to-maturity securities at amortized cost:
Mortgage-backed securities (1)	$45,395	$731	$(30)	$46,096
Total	$45,395	$731	$(30)	$46,096

Equity securities at fair value:
Money market mutual funds (2)	$23,080	$—	$—	$23,080
Total	$23,080	$—	$—	$23,080

At December 31, 2019
Available-for-sale securities at fair value:
U.S. government and agencies	$19,955	$42	$(57)	$19,940
Government-sponsored entities	154,963	1,292	—	156,255
Municipal bonds	312,977	12,551	(73)	325,455
Mortgage-backed securities (1)	479,005	1,117	(3,488)	476,634
Total	$966,900	$15,002	$(3,618)	$978,284

Held-to-maturity securities at amortized cost:
Mortgage-backed securities (1)	48,212	53	(316)	47,949
Total	$48,212	$53	$(316)	$47,949

Equity securities at fair value:
Money market mutual funds (2)	$18,810	$—	$—	$18,810
Total	$18,810	$—	$—	$18,810
_____________________
(1)All mortgage-backed securities are guaranteed by the U.S. government, U.S. government agencies, or government-sponsored entities.
(2)Money market mutual funds maintain a constant net asset value of $1.00 and therefore have no unrealized gain or loss.
The Company adopted ASU 2016-13 as of January 1, 2020. Under ASU 2016-13, the Company is required to assess the investment portfolio for credit impairment. The Company considers the held-to-maturity portfolio to meet the "zero loss" expectation requirements. All held-to-maturity securities owned by the Company are AAA rated mortgage-backed securities that are backed by the guarantees of U.S. government, U.S. government agencies or government sponsored entities. The Company has experienced zero losses for these securities. In addition, as of March 31, 2020, no held-to-maturity securities were past due. Therefore, no credit allowance was recorded on the held-to-maturity investment portfolio. The Company evaluated the available-for-sale investment securities on a security by security basis and identified no security with impairment. Therefore, no credit allowance was booked on the available-for-sale investment portfolio. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 15: Recent Accounting Pronouncements” for additional information on ASU 2016-13.
The following table presents the maturities of available-for-sale investment securities, based on contractual maturity, as of March 31, 2020. Certain securities are callable before their final maturity. Additionally, certain securities (such as mortgage-backed securities) are shown within the table below based on their final (contractual) maturity, but due to prepayments and amortization are expected to have shorter lives.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Available-for-sale Securities
	Amortized Cost	Fair Value
	(In thousands)
Within one year	$33,686	$33,916
After one, but within five years	312,665	322,256
After five, but within ten years	230,955	239,899
Greater than ten years	384,045	397,095
Total	$961,351	$993,166
The following table presents the maturities of held-to-maturity investment securities, based on contractual maturity, as of March 31, 2020.

	Held-to-maturity Securities
	Amortized Cost	Fair Value
	(In thousands)
After five, but within ten years	$37,086	$37,569
Greater than ten years	8,309	8,527
Total	$45,395	$46,096
The following table presents the maturities of equity securities, based on contractual maturity, as of March 31, 2020.

	Equity Securities
	Amortized Cost	Fair Value
	(In thousands)
Within one year	$23,080	$23,080
Total	$23,080	$23,080
During the three months ended March 31, 2020 and 2019, there were no sales of available-for-sale, held-to- maturity, or equity securities.
The following tables present information regarding securities at March 31, 2020 and December 31, 2019 having temporary impairment, due to the fair values having declined below the amortized cost of the individual securities, and the time period that the investments have been temporarily impaired.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except number of securities)
March 31, 2020
Available-for-sale securities
Municipal bonds	$14,009	$(128)	$—	$—	$14,009	$(128)	3
Mortgage-backed securities (1)	3,568	(25)	18,972	(214)	22,540	(239)	36
Total	$17,577	$(153)	$18,972	$(214)	$36,549	$(367)	39

Held-to-maturity securities
Mortgage-backed securities (1)	$—	$—	$4,442	$(30)	$4,442	$(30)	2
Total	$—	$—	$4,442	$(30)	$4,442	$(30)	2

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except number of securities)
December 31, 2019
Available-for-sale securities
U.S. government and agencies	$9,899	$(57)	$—	$—	$9,899	$(57)	1
Government-sponsored entities	1,725	—	—	—	1,725	—	1
Municipal bonds	9,149	(73)	—	—	9,149	(73)	4
Mortgage-backed securities (1)	140,723	(1,016)	187,043	(2,472)	327,766	(3,488)	85
Total	$161,496	$(1,146)	$187,043	$(2,472)	$348,539	$(3,618)	91

Held-to-maturity securities
Mortgage-backed securities (1)	$10,328	$(11)	$30,451	$(305)	$40,779	$(316)	14
Total	$10,328	$(11)	$30,451	$(305)	$40,779	$(316)	14
_____________________
(1)All mortgage-backed securities are guaranteed by the U.S. government, U.S. government agencies, or government-sponsored entities.
As of March 31, 2020, the mortgage-backed securities in the first table above had current Standard and Poor’s credit rating of at least AAA. As of March 31, 2020, the municipal bonds in the first table above had a current Standard and Poor’s credit rating of at least AAA. As of March 31, 2020, the Company determined that the unrealized losses on investments, since their purchase, is primarily attributed to changes in interest rates and not as a result of the deterioration of credit quality. As of March 31, 2020, the Company had no intent to sell any securities in an unrealized loss position and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized loss amounts.
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
Other investments, which are included in other assets, can be temporarily impaired when the fair values decline below the amortized costs of the individual investments. There were no other investments with unrealized losses as of March 31, 2020 or December 31, 2019. The Company’s other investments primarily include low income housing partnerships which generate tax credits. The Company also holds partnership interests in venture capital funds formed to provide financing to small businesses and to promote community development. The Company had $66.1 million and $65.5 million in other investments included in other assets as of March 31, 2020 and December 31, 2019, respectively.
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of March 31, 2020	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available-for-sale securities:
U.S. government and agencies	$21,087	$—	$21,087	$—
Government-sponsored entities	160,442	—	160,442	—
Municipal bonds	332,500	—	332,500	—
Mortgage-backed securities	479,137	—	479,137	—
Total available-for-sale securities	993,166	—	993,166	—
Equity securities	23,080	23,080	—	—
Derivatives - interest rate customer swaps	93,391	—	93,391	—
Derivatives - risk participation agreement	46	—	46	—
Trading securities held in the “rabbi trust” (1)	5,550	5,550	—	—

Liabilities:
Derivatives - interest rate customer swaps	$94,437	$—	$94,437	$—
Derivatives - risk participation agreement	480	—	480	—
Deferred compensation “rabbi trust” (1)	5,550	5,550	—	—

		Fair value measurements at reporting date using:
	As of December 31, 2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available-for-sale securities:
U.S. government and agencies	$19,940	$—	$19,940	$—
Government-sponsored entities	156,255	—	156,255	—
Municipal bonds	325,455	—	325,455	—
Mortgage-backed securities	476,634	—	476,634	—
Total available-for-sale securities	978,284	—	978,284	—
Equity securities	18,810	18,810	—	—
Derivatives - interest rate customer swaps	36,089	—	36,089	—
Derivatives - risk participation agreements	10	—	10	—
Trading securities held in the “rabbi trust” (1)	6,119	6,119	—	—

Liabilities:
Derivatives - interest rate customer swaps	$36,580	$—	$36,580	$—
Derivatives - risk participation agreements	242	—	242	—
Deferred compensation “rabbi trust” (1)	6,112	6,112	—	—
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
As of March 31, 2020 and December 31, 2019, available-for-sale securities consisted of U.S. government and agencies securities, government-sponsored entities securities, municipal bonds, and mortgage-backed securities. Available-for-sale Level 2 securities generally have quoted prices but are traded less frequently than exchange-traded securities and can be

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
priced using market data from similar assets and include government-sponsored entities securities, municipal bonds, mortgage-backed securities, “off-the-run” U.S. Treasury securities, and certain investments in SBA loans (which are categorized as U.S. government and agencies securities). “Off-the-run” U.S. Treasury securities are Treasury bonds and notes issued before the most recently issued bond or note of a particular maturity. When Treasuries move to the secondary over-the-counter market, they become less frequently traded, therefore, they are considered “off-the-run.” No investments held as of March 31, 2020 or December 31, 2019 were categorized as Level 3.
As of March 31, 2020 and December 31, 2019, equity securities consisted of Level 1 money market mutual funds that are valued with prices quoted in active markets.
In managing its interest rate and credit risk, the Company may utilize derivative instruments including interest rate customer swaps, interest rate swaps, and risk participation agreements. As a service to its customers, the Company may utilize derivative instruments including customer foreign exchange forward contracts to manage its foreign exchange risk, if any. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities, and therefore, they have been categorized as a Level 2 measurement as of March 31, 2020 and December 31, 2019. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 8: Derivatives and Hedging Activities” for further details.
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
The Company has determined that the majority of inputs used to value its derivatives are within Level 2. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy as of March 31, 2020 and December 31, 2019.
Trading securities held in the rabbi trust consist of publicly traded mutual fund investments that are valued at prices quoted in active markets. Therefore, they have been categorized as Level 1 as of March 31, 2020 and December 31, 2019.
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
There were no transfers for assets or liabilities recorded at fair value on a recurring basis as of March 31, 2020 and December 31, 2019. There were no Level 3 assets valued on a recurring basis at March 31, 2020 or December 31, 2019. There were no changes in the valuation techniques used for measuring the fair value.
The following tables present the Company’s assets and liabilities measured at fair value on a non-recurring basis during the periods ended March 31, 2020 and 2019, respectively, aggregated by the level in the fair value hierarchy within which those measurements fall.

	As of March 31, 2020	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended March 31, 2020
	(In thousands)
Assets:
Impaired loans (1)	$97	$—	$—	$97	$21
_____________________
(1)Collateral-dependent impaired loans held as of March 31, 2020 that had write-downs or recoveries in fair value or whose specific reserve changed during the three months ended March 31, 2020.

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
_____________________
(1)Collateral-dependent impaired loans held as of March 31, 2019 that had write-downs or recoveries in fair value or whose specific reserve changed during the three months ended March 31, 2019.
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	As of March 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$97	Appraisals of Collateral	Discount for costs to sell	10% - 10%	10%
			Appraisal adjustments	—%	—%

	As of March 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$957	Appraisals of Collateral	Discount for costs to sell	—% - 6%	1%
			Appraisal adjustments	—%	—%
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables present the carrying values and fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis:

	As of March 31, 2020
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$61,714	$61,714	$61,714	$—	$—
Investment securities held-to-maturity	45,395	46,096	—	46,096	—
Loans held for sale	7,671	7,724	—	7,724	—
Loans, net	6,975,127	6,752,894	—	—	6,752,894
Other financial assets	73,576	73,576	—	73,576	—
FINANCIAL LIABILITIES:
Deposits	6,835,572	6,838,860	—	6,838,860	—
Securities sold under agreements to repurchase	45,319	45,319	—	45,319	—
Federal funds purchased	145,000	145,000	—	145,000	—
Federal Home Loan Bank borrowings	491,254	493,532	—	493,532	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	2,154	2,154	—	2,154	—

	As of December 31, 2019
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$292,479	$292,479	$292,479	$—	$—
Investment securities held-to-maturity	48,212	47,949	—	47,949	—
Loans held for sale	7,386	7,475	—	7,475	—
Loans, net	6,904,722	6,883,360	—	—	6,883,360
Other financial assets	67,348	67,348	—	67,348	—
FINANCIAL LIABILITIES:
Deposits	7,241,476	7,241,739	—	7,241,739	—
Securities sold under agreements to repurchase	53,398	53,398	—	53,398	—
Federal Home Loan Bank borrowings	350,829	351,233	—	351,233	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	1,957	1,957	—	1,957	—
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
Investment securities held-to-maturity
Investment securities held-to-maturity consist of mortgage-backed securities as of March 31, 2020 and December 31, 2019. The mortgage-backed securities are fixed income instruments that are not quoted on an exchange, but may be traded in active markets. The fair value of these securities is based on quoted market prices obtained from external pricing services. The principal market for our securities portfolio is the secondary institutional market, with an exit price that is predominantly reflective of bid level pricing in that market. Accordingly, held-to-maturity mortgage-backed securities are classified as Level 2.
There were no transfers of the Company's financial instruments that are not measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019.
Loans held for sale
Loans held for sale are recorded at the lower of cost or fair value in the aggregate. Fair value estimates are based on actual commitments to sell the loans to investors at an agreed upon price or current market prices if rates have changed since the time the loan closed. Accordingly, loans held for sale are included in the Level 2 fair value category.
Loans, net
Fair value estimates are based on loans with similar financial characteristics. The Company estimates the fair value of loans using the exit price notion under ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which includes identifying an exit price using current market information for origination rates and making certain adjustments to incorporate credit risk, transaction costs and other adjustments utilizing publicly available rates and indexes. Loans, net are included in the Level 3 fair value category based upon the inputs and valuation techniques used.
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
The following table presents a summary of the loan portfolio based on the portfolio segment as of the dates indicated:

	March 31, 2020	December 31, 2019
	(In thousands)
Commercial and industrial	$670,744	$694,034
Commercial tax-exempt	445,319	447,927
Commercial real estate	2,626,299	2,551,274
Construction and land	238,293	225,983
Residential	2,841,926	2,839,155
Home equity	89,350	83,657
Consumer and other	131,407	134,674
Total	$7,043,338	$6,976,704
The following table presents nonaccrual loans receivable by class of receivable as of the dates indicated:

	March 31, 2020	December 31, 2019
	(In thousands)
Commercial and industrial	$1,371	$582
Commercial tax-exempt	—	—
Commercial real estate	5,392	—
Residential	16,074	13,993
Home equity	1,476	1,525
Consumer and other	1	3
Total	$24,314	$16,103
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, although infrequent, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans 90 days or more past due, but still accruing, as of both March 31, 2020 and December 31, 2019. The Bank’s policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six consecutive months). For troubled debt restructured loans (“TDRs”), a return to accrual status generally requires timely payments for a period of six months in accordance with the restructured loan terms, along with meeting other criteria.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables show the payment status of loans receivable by class of receivable as of the dates indicated:

	March 31, 2020
	Accruing Past Due			Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Total Accruing Past Due	Current	30-89 Days Past Due	90 Days or Greater Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$1,401	$92	$1,493	$381	$—	$990	$1,371	$667,880	$670,744
Commercial tax-exempt	—	—	—	—	—	—	—	445,319	445,319
Commercial real estate	—	—	—	5,392	—	—	5,392	2,620,907	2,626,299
Construction and land	—	—	—	—	—	—	—	238,293	238,293
Residential	12,967	—	12,967	9,024	2,056	4,994	16,074	2,812,885	2,841,926
Home equity	—	319	319	180	—	1,296	1,476	87,555	89,350
Consumer and other	73	—	73	1	—	—	1	131,333	131,407
Total	$14,441	$411	$14,852	$14,978	$2,056	$7,280	$24,314	$7,004,172	$7,043,338

	December 31, 2019
	Accruing Past Due			Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Total Accruing Past Due	Current	30-89 Days Past Due	90 Days or Greater Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$828	$—	$828	$—	$241	$341	$582	$692,624	$694,034
Commercial tax-exempt	—	—	—	—	—	—	—	447,927	447,927
Commercial real estate	1,420	—	1,420	—	—	—	—	2,549,854	2,551,274
Construction and land	—	—	—	—	—	—	—	225,983	225,983
Residential	19,133	1,038	20,171	9,593	759	3,641	13,993	2,804,991	2,839,155
Home equity	369	—	369	220	148	1,157	1,525	81,763	83,657
Consumer and other	1,008	2,149	3,157	1	—	2	3	131,514	134,674
Total	$22,758	$3,187	$25,945	$9,814	$1,148	$5,141	$16,103	$6,934,656	$6,976,704
Nonaccrual and delinquent loans are affected by many factors, such as economic and business conditions, interest rates, unemployment levels, and real estate collateral values, among others. In periods of prolonged economic decline, borrowers may become more severely affected over time as liquidity levels decline and the borrower’s ability to continue to make payments deteriorates.
With respect to real estate collateral values, the declines from the peak, as well as the value of the real estate at the time of origination versus the current value, can impact the level of problem loans. For instance, if the loan to value ratio at the time of renewal has increased due to the decline in the real estate value since origination, the loan may no longer meet the Bank’s underwriting standards and may be considered for classification as a problem loan dependent upon a review of risk factors. There could be an increase in these situations as the economic conditions brought on by the COVID-19 pandemic could lead to a decline in collateral values.
Generally when a collateral dependent loan becomes impaired, an updated appraisal of the collateral, if appropriate, is obtained. If the impaired loan has not been upgraded to a performing status within a reasonable amount of time, the Bank will continue to obtain updated appraisals as deemed necessary, especially during periods of declining property values. The COVID-19 pandemic has limited the Bank’s ability to obtain updated appraisals. In lieu of appraisals, the Bank may use other valuation techniques in the short-term.
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
A summary of the rating system used by the Bank is included here from Part II. Item 8. “Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, follows:
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
These above credit quality indicators are assigned upon origination with commercial loans reassessed on an annual basis while noncommercial loans are reassessed when the loan becomes past due greater than 90 days or when ad-hoc information becomes available to the loan officer. Further the commercial loan portfolio is subject for selection of an independent review, also on an annual basis. In addition, those loans not considered to be "Pass" rated, are subject to a Loan Committee review on a quarterly basis. Lastly, on an ad-hoc basis as new information becomes available to the loan officer on the credit quality of the borrower, the credit quality indicators are reassessed.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables present the loan portfolio’s credit risk profile by internally assigned grade and class of receivable as of the dates indicated:

	March 31, 2020
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Classified (1)	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$609,537	$9,428	$50,408	$1,371	$670,744
Commercial tax-exempt	434,259	2,516	8,544	—	445,319
Commercial real estate	2,517,306	79,909	23,692	5,392	2,626,299
Construction and land	237,823	470	—	—	238,293
Residential	2,821,611	—	4,241	16,074	2,841,926
Home equity	86,811	—	1,063	1,476	89,350
Consumer and other	131,106	300	—	1	131,407
Total	$6,838,453	$92,623	$87,948	$24,314	$7,043,338

	December 31, 2019
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Classified (1)	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$656,364	$12,101	$24,987	$582	$694,034
Commercial tax-exempt	436,721	7,154	4,052	—	447,927
Commercial real estate	2,495,702	32,014	23,558	—	2,551,274
Construction and land	225,526	457	—	—	225,983
Residential	2,820,909	—	4,253	13,993	2,839,155
Home equity	81,060	—	1,072	1,525	83,657
Consumer and other	134,371	300	—	3	134,674
Total	$6,850,653	$52,026	$57,922	$16,103	$6,976,704
______________________
(1) Accruing Classified may include both Substandard and Doubtful classifications.
The following table presents the loan portfolio’s credit risk profile by loan origination year and class of receivable as of the dates indicated:

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	March 31, 2020
	Loan Origination Year By Loan Grade or Nonaccrual Status
	2020	2019	2018	2017	2016	2015 & Prior	Total
	(In thousands)
Commercial and industrial
Pass	$26,987	$149,993	$147,350	$51,752	$39,825	$193,630	$609,537
Special Mention	—	488	1,765	3,836	232	3,107	9,428
Accruing Classified (1)	50	25,225	3,602	14,969	2,520	4,042	50,408
Nonaccrual	—	171	—	210	735	255	1,371
Total	$27,037	$175,877	$152,717	$70,767	$43,312	$201,034	$670,744
Commercial tax-exempt
Pass	$—	$13,741	$41,012	$24,823	$108,057	$246,626	$434,259
Special Mention	—	—	—	—	—	2,516	2,516
Accruing Classified (1)	—	—	—	4,021	—	4,523	8,544
Total	$—	$13,741	$41,012	$28,844	$108,057	$253,665	$445,319
Commercial real estate
Pass	$71,236	$491,954	$310,679	$349,161	$432,649	$861,627	$2,517,306
Special Mention	—	22,855	13,322	15,324	19,325	9,083	79,909
Accruing Classified (1)	—	1,424	—	1,184	8,919	12,165	23,692
Nonaccrual	—	5,392	—	—	—	—	5,392
Total	$71,236	$521,625	$324,001	$365,669	$460,893	$882,875	$2,626,299
Construction and land
Pass	$3,731	$52,620	$84,692	$53,428	$16,820	$26,532	$237,823
Special Mention	—	—	470	—	—	—	470
Total	$3,731	$52,620	$85,162	$53,428	$16,820	$26,532	$238,293
Residential
Pass	$131,395	$612,100	$480,529	$504,672	$471,195	$621,720	$2,821,611
Accruing Classified (1)	—	—	—	—	—	4,241	4,241
Nonaccrual	—	263	1,089	2,532	—	12,190	16,074
Total	$131,395	$612,363	$481,618	$507,204	$471,195	$638,151	$2,841,926
Home equity
Pass	$1,325	$13,322	$15,847	$7,781	$6,833	$41,703	$86,811
Accruing Classified (1)	—	—	—	—	—	1,063	1,063
Nonaccrual	—	—	—	—	139	1,337	1,476
Total	$1,325	$13,322	$15,847	$7,781	$6,972	$44,103	$89,350
Consumer and other
Pass	$6,326	$15,684	$23,993	$31,032	$5,227	$48,844	$131,106
Special Mention	—	—	—	300	—	—	300
Nonaccrual	—	—	—	—	—	1	1
Total	$6,326	$15,684	$23,993	$31,332	$5,227	$48,845	$131,407
Total
Pass	$241,000	$1,349,414	$1,104,102	$1,022,649	$1,080,606	$2,040,682	$6,838,453
Special Mention	—	23,343	15,557	19,460	19,557	14,706	92,623
Accruing Classified (1)	50	26,649	3,602	20,174	11,439	26,034	87,948
Nonaccrual	—	5,826	1,089	2,742	874	13,783	24,314
Total	$241,050	$1,405,232	$1,124,350	$1,065,025	$1,112,476	$2,095,205	$7,043,338
______________________
(1) Accruing Classified may include both Substandard and Doubtful classifications.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables present, by class of receivable, the balance of impaired loans with and without a related allowance, the associated allowance for those impaired loans with a related allowance, and the total unpaid principal on impaired loans:

	As of and for the three months ended March 31, 2020
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$555	$632	n/a	$667	$6
Commercial tax-exempt	—	—	n/a	—	—
Commercial real estate	6,119	6,151	n/a	2,403	9
Construction and land	—	—	n/a	—	—
Residential	16,352	16,612	n/a	15,587	117
Home equity	1,548	2,109	n/a	1,550	3
Consumer and other	—	—	n/a	—	—
Subtotal	$24,574	$25,504	n/a	$20,207	$135
With an allowance recorded:
Commercial and industrial	$273	$280	$175	$281	$—
Commercial tax-exempt	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Residential	532	532	64	535	4
Home equity	270	270	20	271	2
Consumer and other	—	—	—	—	—
Subtotal	$1,075	$1,082	$259	$1,087	$6
Total:
Commercial and industrial	$828	$912	$175	$948	$6
Commercial tax-exempt	—	—	—	—	—
Commercial real estate	6,119	6,151	—	2,403	9
Construction and land	—	—	—	—	—
Residential	16,884	17,144	64	16,122	121
Home equity	1,818	2,379	20	1,821	5
Consumer and other	—	—	—	—	—
Total	$25,649	$26,586	$259	$21,294	$141
_____________________
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
_____________________
(1)Recorded investment represents the client loan balance net of historical charge offs and historical nonaccrual interest paid, if applicable, which was applied to principal.

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
_____________________
(1)Recorded investment represents the client loan balance net of historical charge offs and historical nonaccrual interest paid, if applicable, which was applied to principal.
When management determines that it is probable that the Bank will not collect all principal and interest on a loan in accordance with the original loan terms, the loan is designated as impaired.
On March 22, 2020, regulators issued an interagency statement encouraging financial institutions to work with borrowers affected by the COVID-19 pandemic. The interagency statement also provided additional information regarding loan modifications. The regulators indicated they will not criticize institutions for working with borrowers in a safe and sound manner and have indicated that related modifications will not automatically result in a TDR. The regulators also provided supervisory views that loans modified under this program would not be considered past due or nonaccrual.
The regulators view prudent loan modification programs offered to financial institution customers affected by the COVID-19 pandemic as positive and proactive actions that can manage adverse impacts on borrowers, and lead to improved loan performance and reduced credit risk. The statement indicated that short-term modifications made on a good faith basis in response to the COVID-19 pandemic to borrowers who were current prior to any relief are not TDRs.
As of March 31, 2020, 10 loans with a current outstanding principal balance of approximately $5.0 million were processed under this mortgage deferment program. As of the date of this filing, the Bank has approved approximately 170 additional deferments for mortgage loans with a current outstanding principal balance of approximately $90.0 million.
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
As of March 31, 2020, the Bank has pledged $2.3 billion of loans in a blanket lien agreement with the FHLB. The Bank also has $386.2 million of loans pledged as collateral at the FRB for access to their discount window. As of December 31, 2019, the Bank had pledged $2.5 billion of loans to the FHLB and $395.3 million of loans at the FRB.
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. These loans are outside of the guidelines to not be considered a TDR by recent regulatory guidance. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. As of March 31, 2020 and December 31, 2019, TDRs totaled $14.9 million and $12.6 million, respectively. As of March 31, 2020, $7.1 million of the $14.9 million in TDRs were on accrual status. As of December 31, 2019, $7.1 million of the $12.6 million in TDRs were on accrual status.
Since all TDR loans are considered impaired loans, they are individually evaluated for impairment. The resulting impairment, if any, would have an impact on the allowance for loan losses as a specific reserve or charge-off. If, prior to the classification as a TDR, the loan was not impaired, there would have been a general reserve on the particular loan. Prior to the adoption of ASU 2016-13 on January 1, 2020, a general or allocated reserve would have been applied. Many loans initially categorized as TDRs are already on nonaccrual status and are already considered impaired. Therefore, there is generally not a material change to the allowance for loan losses when a nonaccruing loan is categorized as a TDR.
The following tables present the balance of TDRs that were restructured or defaulted during the periods indicated:

As of and for the three months ended March 31, 2020
	Restructured Year to Date			TDRs that defaulted in the Year to Date that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
(In thousands, except number of loans)
Commercial and industrial (1)	1	$50	$50	—	$—
Commercial tax exempt	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Residential (2)	1	2,373	2,373	—	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	2	$2,423	$2,423	—	$—
_____________________
(1)Represents the following type of concession: extension of maturity, reduction in interest rate.
(2)Represents the following type of concession: payment deferral.

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
_____________________
(1)Represents the following type of concession: extension of term.
(2)Represents the following type of concession: temporary reduction of interest rate.
In the first quarter of 2020, in response to the COVID-19 pandemic, the Bank initiated a mortgage deferment program under which principal and interest payments on qualifying loans are generally deferred for three months and the loan term is extended three months. Loans that are deferred under the program are not considered TDRs or past due based on current regulatory guidance. As of March 31, 2020, 10 loans totaling approximately $5.0 million were approved under the program. As this program was started late in the first quarter of 2020, the Bank has been experiencing increased volume in the second quarter of 2020 due to the COVID-19 pandemic. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 16: Subsequent Events” for additional information on the mortgage deferment program.
Loan participations serviced for others and loans serviced for others are not included in the Company’s total loans.
The following table presents a summary of the loan participations serviced for others and loans serviced for others based on class of receivable as of the dates indicated:

	March 31, 2020	December 31, 2019
	(In thousands)
Commercial and industrial	$14,706	$14,533
Commercial tax-exempt	17,959	18,101
Commercial real estate	117,782	121,929
Construction and land	79,517	75,451
Total loan participations serviced for others	$229,964	$230,014

Residential	$145,299	$204,696
Total loans serviced for others	$145,299	$204,696
Total loans include deferred loan origination (fees)/costs, net, of $7.7 million and $8.1 million as of March 31, 2020 and December 31, 2019, respectively.
7. Allowance for Loan Losses
The allowance for loan losses is established based upon the Company's current estimate of expected lifetime credit losses on loans measured at amortized cost. Loan losses are charged against the allowance when management's assessments confirm that the Company will not collect the full amortized cost basis of a loan. Subsequent recoveries, if any, are credited to the allowance when collected.
Under the CECL methodology, which the Company adopted on January 1, 2020, the Company estimates credit losses on a collective basis for loans sharing similar risk characteristics using a quantitative model combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output. The quantitative model utilizes a factor-based approach to estimate expected credit losses using probability of default and loss given default, which are derived from a selected peer group's historical default and loss experience. The model estimates expected credit losses using loan level data over the contractual life of the exposure, considering the effect of estimated prepayments and curtailments. Reasonable and supportable economic forecasts are incorporated into the estimate over a reasonable and supportable forecast period, beyond which is a reversion to the Company's historical long-run average. Management has

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
determined a reasonable and supportable period of two years and a straight line reversion period of twelve months to be appropriate for purposes of estimating expected credit losses. The Company's qualitative assessment is based on factors outlined in regulatory guidance and include the following:
• Volume and trend of past-due, non-accrual, and adversely-graded loans
• Trends in volume and terms of loans
• Concentration Risk
• Experience and depth of management
• Risk surrounding lending policy and underwriting standards
• Risk surrounding loan review
• Banking industry conditions, other external factors, and inherent model risk
Loans that no longer share similar risk characteristics with any pools of assets are subject to individual assessment and are removed from the collectively assessed pools to avoid double counting. For the loans that will be individually assessed, the Company will use either a discounted cash flow ("DCF") approach or a fair value of collateral approach. The latter approach will be used for loans deemed to be collateral dependent or when foreclosure is probable.
Accrued interest receivable amounts are excluded from balances of loans held at amortized cost and are included within Accrued interest receivable on the consolidated balance sheet. Management has elected not to measure an allowance for credit losses on these amounts as the Company employs a timely write-off policy as generally any loan over 89 days past-due is put on non-accrual status and any associated accrued interest is reversed.
For periods disclosed prior to the adoption of ASU 2016-13 as of January 1, 2020, the Allowance for loan losses was determined under the incurred loss model. Refer to "Note 1: Basis of Presentation and Summary of Significant Account Policies" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for a description of the methodology.
The allowance for loan losses, which is reported as a reduction of outstanding loan balances, totaled $68.2 million and $72.0 million as of March 31, 2020 and December 31, 2019, respectively.
Beginning in the first quarter of 2020, the Company made a change to the loan portfolio segmentation as it relates to the allowance for loan losses in which Commercial and industrial and Commercial tax-exempt loans were bifurcated given the different underlying risk characteristics. For the period ended March 31, 2019, the provision/ (credit) for loan losses and related allowance balance in the allowance for loan losses for tax-exempt commercial and industrial loans is included with commercial and industrial loans. The following tables present a summary of the changes in the allowance for loan losses for the periods indicated:

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three months ended March 31,
	2020	2019
	(In thousands)
Allowance for loan losses, beginning of period:
Commercial and industrial	$10,048	$15,912
Commercial tax-exempt	6,016	n/a
Commercial real estate	40,765	41,934
Construction and land	5,119	6,022
Residential	8,857	10,026
Home equity	778	1,284
Consumer and other	399	134
Total allowance for loan losses, beginning of period	$71,982	$75,312
Impact of adopting ASU 2016-13:
Commercial and industrial	$(565)	n/a
Commercial tax-exempt	(4,409)	n/a
Commercial real estate	(14,455)	n/a
Construction and land	(2,158)	n/a
Residential	685	n/a
Home equity	(535)	n/a
Consumer and other	1,052	n/a
Total impact of adopting ASU 2016-13	$(20,385)	n/a
Provision/(credit) for loan losses:
Commercial and industrial	$1,245	$(413)
Commercial tax-exempt	320	n/a
Commercial real estate	10,270	(310)
Construction and land	2,748	(669)
Residential	2,237	(69)
Home equity	(72)	74
Consumer and other	214	(39)
Total provision/(credit) for loan losses	$16,962	$(1,426)
Loans charged off:
Commercial and industrial	$(518)	$—
Commercial tax-exempt	—	—
Commercial real estate	—	—
Construction and land	—	—
Residential	—	—
Home equity	—	(562)
Consumer and other	(10)	(2)
Total charge offs	$(528)	$(564)
Recoveries on loans previously charged off:
Commercial and industrial	$45	$188
Commercial tax-exempt	—	—
Commercial real estate	—	189
Construction and land	—	—
Residential	—	100
Home equity	132	—
Consumer and other	3	15
Total recoveries	$180	$492
Allowance for loan losses, end of period:
Commercial and industrial	$10,255	$15,687
Commercial tax-exempt	1,927	n/a
Commercial real estate	36,580	41,813
Construction and land	5,709	5,353
Residential	11,779	10,057
Home equity	303	796
Consumer and other	1,658	108
Total allowance for loan losses, end of period	$68,211	$73,814
The balance of the allowance for loan losses of $68.2 million as of March 31, 2020 represents a decrease of $3.8 million from December 31, 2019. Upon the adoption of ASU 2016-13 on January 1, 2020, the Company recognized a decrease

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
in the allowance for loan losses of $20.4 million. The adoption amount was driven primarily by the portfolio composition, the short-term nature of many commercial loans, estimated prepayments and curtailments, a change to the loan portfolio segmentation in which Commercial and industrial and Commercial tax-exempt loans were bifurcated given the different underlying risk characteristics, and the reasonable and supportable economic forecasts at the time of adoption. During the first quarter of 2020, the Company recognized a provision for loan losses of $17.0 million. The increase in the allowance for loan losses of $17.0 million in the first quarter of 2020 was primarily driven by the changes in economic forecasts late in the first quarter of 2020 to reflect deteriorating economic conditions related to the COVID-19 pandemic.
The balance of reserve for unfunded loan commitments of $4.3 million as of March 31, 2020 represents an increase of $3.2 million from December 31, 2019. Upon the adoption of ASU 2016-13 on January 1, 2020, the Company recognized an increase in the reserve of $1.4 million in the unfunded loan commitments expense. The net, after-tax impact of the $20.4 million decrease in the allowance for loan losses and the increase in the reserve for unfunded loan commitments was an increase to Retained earnings of $13.5 million. During the first quarter of 2020, the Company recognized a $1.8 million expense for the increase in the reserve for unfunded loan commitments, which is recognized as Other expense within Noninterest expense, driven by the change in economic forecasts.
The allowance for loan losses is an estimate of the inherent risk of loss in the loan portfolio as of the consolidated balance sheet dates. Management estimates the level of the allowance based on all relevant information available. Changes to the required level in the allowance result in either a provision for loan loss expense, if an increase is required, or a credit to the provision, if a decrease is required. Loan losses are charged to the allowance when available information confirms that specific loans, or portions thereof, are uncollectible. Recoveries on loans previously charged off are credited to the allowance when received in cash or when the Bank takes possession of other assets.
The following tables present the Company’s allowance for loan losses and loan portfolio as of March 31, 2020 and December 31, 2019 by portfolio segment, disaggregated by method of impairment analysis. The Company had no loans acquired with deteriorated credit quality as of March 31, 2020 or December 31, 2019.

	March 31, 2020
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses
	(In thousands)
Commercial and industrial	$828	$175	$669,916	$10,080	$670,744	$10,255
Commercial tax-exempt	—	—	445,319	1,927	445,319	1,927
Commercial real estate	6,119	—	2,620,180	36,580	2,626,299	36,580
Construction and land	—	—	238,293	5,709	238,293	5,709
Residential	16,884	64	2,825,042	11,715	2,841,926	11,779
Home equity	1,818	20	87,532	283	89,350	303
Consumer and other	—	—	131,407	1,658	131,407	1,658
Total	$25,649	$259	$7,017,689	$67,952	$7,043,338	$68,211

	December 31, 2019
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses
	(In thousands)
Commercial and industrial	$724	$146	$1,141,237	$15,918	$1,141,961	$16,064
Commercial real estate	733	—	2,550,541	40,765	2,551,274	40,765
Construction and land	—	—	225,983	5,119	225,983	5,119
Residential	15,900	67	2,823,255	8,790	2,839,155	8,857
Home equity	1,830	22	81,827	756	83,657	778
Consumer and other	—	—	134,674	399	134,674	399
Total	$19,187	$235	$6,957,517	$71,747	$6,976,704	$71,982

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
The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019:

	March 31, 2020				December 31, 2019
	Asset derivatives		Liability derivatives		Asset derivatives		Liability derivatives
	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)
	(In thousands)
Derivatives not designated as hedging instruments:
Interest rate customer swaps	Other assets	93,391	Other liabilities	94,437	Other assets	36,089	Other liabilities	36,580
Risk participation agreements	Other assets	46	Other liabilities	480	Other assets	10	Other liabilities	242
Total		$93,437		$94,917		$36,099		$36,822
_____________________
(1)For additional details, see Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 5: Fair Value Measurements.”
The following table presents the effect of the Company’s derivative financial instruments on accumulated other comprehensive income for the three months ended March 31, 2020 and 2019:

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives		Location of gain or (loss) reclassified from accumulated OCI into income	Amount of gain or (loss) reclassified from accumulated OCI into income
	Three months ended March 31,			Three months ended March 31,
	2020	2019		2020	2019
	(In thousands)			(In thousands)
Interest rate swaps	$—	$(38)	Interest expense	$—	$(311)
Total	$—	$(38)		$—	$(311)
The following table presents the effect of the Company’s derivative financial instruments in the Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019:

	Location of gain or (loss) reclassified from accumulated OCI into income	Amount of gain or (loss) recognized in income on cash flow hedging relationships
		Three months ended March 31,
		2020	2019
		(In thousands)
Total amounts of income and (expense) line items presented in the statement of operations in which the effects of fair value or cash flow hedges are recorded	Interest expense	$—	$(311)
The effects of cash flow hedging:
Gain or (loss) on cash flow hedging relationships in ASC 815
Interest contracts - amount of gain or (loss) reclassified from accumulated other comprehensive income into income	Interest expense	$—	$(311)
The Bank has agreements with its derivative counterparties that contain provisions where, if the Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
Bank could also be declared in default on its derivative obligations. The Bank was in compliance with these provisions as of March 31, 2020 and December 31, 2019.
The Bank also has agreements with certain of its derivative counterparties that contain provisions where, if the Bank fails to maintain its status as a well- or adequately-capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations under the agreements. The Bank was in compliance with these provisions as of March 31, 2020 and December 31, 2019.
Certain of the Bank’s agreements with its derivative counterparties contain provisions where, if specified, events or conditions occur that materially change the Bank’s creditworthiness in an adverse manner, the Bank may be required to fully collateralize its obligations under the derivative instruments. The Bank was in compliance with these provisions as of March 31, 2020 and December 31, 2019.
As of March 31, 2020 and December 31, 2019, the termination amounts related to collateral determinations of derivatives in a liability position were $94.7 million and $35.7 million, respectively. The Company has minimum collateral posting thresholds with its derivative counterparties. As of March 31, 2020 and December 31, 2019, the Company had pledged securities with a market value of $96.8 million and $40.0 million, respectively, against its obligations under these agreements. The collateral posted is typically greater than the current liability position; however, due to timing of liability position changes at period end, the funding of a collateral shortfall may take place shortly following period end.
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. The Company has utilized interest rate derivatives in the past, but as of March 31, 2020, there were no active cash flow hedges.
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
Non-designated Hedges
Derivatives not designated as hedges are not speculative and result from different services the Bank provides to qualified commercial clients. The Bank offers certain derivative products directly to such clients. The Bank economically hedges derivative transactions executed with commercial clients by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of these programs are not designated in ASC 815-qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset through earnings. The net effect on earnings is primarily driven by changes in the credit valuation adjustment (“CVA”). The CVA represents the dollar amount of fair value adjustment related to nonperformance risk of both the Bank and its counterparties. Fees earned in connection with the execution of derivatives related to this program are recognized in the Consolidated Statements of Operations in other income. The Bank has interest rate swaps and caps related to this program with an aggregate notional amount of $1.7 billion as of March 31, 2020 and $1.6 billion as of December 31, 2019. As of March 31, 2020 and December 31, 2019, there were no foreign currency exchange contracts related to this program.
In addition, as a participant lender, the Bank has guaranteed performance on the pro-rated portion of swaps executed by other financial institutions. As the participant lender, the Bank is providing a partial guarantee, but is not a direct party to the related swap transactions. The Bank has no obligations under the risk participation agreements unless the borrower defaults on their swap transaction with the lead bank and the swap is in a liability position to the borrower. In that instance, the Bank has agreed to pay the lead bank a portion of the swap’s termination value at the time of the default. The derivative transactions entered into as part of these agreements are not designated, as per ASC 815, as qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. As of March 31, 2020 and December 31, 2019, there were seven of these risk participation transactions with an aggregate notional amount of $58.4 million and $58.8 million, respectively.
The Bank has also participated out to other financial institutions a pro-rated portion of swaps executed by the Bank. The other financial institution has no obligations under the risk participation agreements unless the borrowers default on their swap transactions with the Bank and the swaps are in liability positions to the borrower. In those instances, the other financial institution has agreed to pay the Bank a portion of the swap’s termination value at the time of the default. The derivative transactions entered into as part of these agreements are not designated, as per ASC 815, as qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. As of March 31, 2020, there were five of these risk participation transactions with an aggregate notional amount of $30.4 million. As of December 31, 2019, there were four of these risk participation transactions with an aggregate notional amount of $20.5 million.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following table presents the effect of the Bank’s derivative financial instruments not designated as hedging instruments in the Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019.

		Amount of gain or (loss), net, recognized in income on derivatives
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivatives	Three months ended March 31,
		2020	2019
		(In thousands)
Interest rate swaps	Other income/ (expense)	$(555)	$(191)
Risk participation agreements	Other income/ (expense)	(202)	104
Total		$(757)	$(87)
9. Income Taxes
The following table presents the components of income tax expense and effective tax rates for the periods indicated:

	Three months ended March 31,
	2020	2019
	(In thousands)
Income before income taxes	$908	$24,459
Income tax expense	102	4,917
Net income before attribution to noncontrolling interests	$806	$19,542
Effective tax rate	11.2%	20.1%
The effective tax rate for the three months ended March 31, 2020 of 11.2%, with related tax expense of $0.1 million, was calculated based on a forecasted 2020 annual effective tax rate. The effective tax rate for the three months ended March 31, 2019 of 20.1%, with related tax expense of $4.9 million, was calculated based on a forecasted 2019 annual effective tax rate.
The effective tax rates for the three months ended March 31, 2020 and March 31, 2019 of 11.2% and 20.1%, respectively, were calculated based on forecasted annual effective tax rates. The effective tax rate for both periods was less than the statutory rate of 21% due primarily to earnings from tax-exempt investments and income tax credits, which were partially offset by state and local income taxes and the accounting for investments in affordable housing projects. The effective tax rate for the three months ended March 31, 2020 is less than the effective tax rate for the same period in 2019 due primarily to the lower level of income in 2020 as compared to 2019.
10. Noncontrolling Interests
Noncontrolling interests consist of equity owned by management of the Company’s majority-owned affiliate, DGHM. Net income attributable to noncontrolling interests in the Consolidated Statements of Operations represents the net income allocated to the noncontrolling interest owners of DGHM. Net income allocated to the noncontrolling interest owners was $6 thousand and $100 thousand for the three-month periods ended March 31, 2020 and 2019, respectively.
On the Consolidated Balance Sheets, noncontrolling interests are included as the sum of the capital and undistributed profits allocated to the noncontrolling interest owners. Typically, this balance is included in a company’s permanent shareholders’ equity in the Consolidated Balance Sheets. When the noncontrolling interest owners’ rights include certain redemption features, as described in ASC 480, Distinguishing Liabilities from Equity, such redeemable noncontrolling interests are classified as mezzanine equity and are not included in permanent shareholders’ equity. Due to the redemption features of the noncontrolling interests of DGHM, the Company had redeemable noncontrolling interests held in mezzanine equity in the accompanying Consolidated Balance Sheets of zero and $1.4 million as of March 31, 2020 and December 31, 2019, respectively. The aggregate amount of such redeemable noncontrolling equity interests are recorded at the estimated maximum redemption values. The Company had no noncontrolling interests included in permanent shareholder’s equity at March 31, 2020 and December 31, 2019.
The DGHM operating agreement provides the Company and/or the noncontrolling interest holders with contingent call and put options and mandatory repurchase obligations used for the orderly transfer of noncontrolling equity interests between the noncontrolling interest holders and the Company at contractually predetermined values. This agreement is discussed in Part II. Item 8. “Financial Statements and Supplementary Data - Note 14: Noncontrolling Interests” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
The interests in DGHM take the form of limited liability company units. There are various events that could trigger a put, call or mandatory repurchase, such as a change in control, death, disability, retirement, resignation or termination. The terms of these rights and obligations are governed by the operating agreement of DGHM.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following table presents a rollforward of the Company’s redeemable noncontrolling interests for the periods indicated:

	Three months ended
	March 31, 2020	March 31, 2019
	(In thousands)
Redeemable noncontrolling interests at beginning of period	$1,383	$2,526
Net income attributable to noncontrolling interests	6	100
Distributions	(6)	(100)
Purchases/(sales) of ownership interests	(64)	12
Amortization of equity compensation	8	17
Adjustments to fair value	(1,327)	(1,893)
Redeemable noncontrolling interests at end of period	$—	$662
11. Accumulated Other Comprehensive Income
The following table presents a summary of the amounts reclassified from Accumulated other comprehensive income/ (loss) for the three months ended March 31, 2020 and 2019:

Description of component of Accumulated other comprehensive income/(loss)	Three months ended March 31,		Affected line item in Statement of Operations
	2020	2019
	(In thousands)
Net realized gain/(loss) on cash flow hedges:
Hedges related to deposits:
Pre-tax gain/(loss)	$—	$(311)	Interest (expense)
Tax (expense)/ benefit	—	(91)	Income tax (expense)/benefit
Net	$—	$(220)	Net income/(loss) attributable to the Company
Total reclassifications for the period, net of tax	$—	$(220)
The following table presents the after-tax changes in the components of the Company’s Accumulated other comprehensive income/(loss) for the three months ended March 31, 2020 and 2019:

	Components of Accumulated other comprehensive income/(loss)
	Unrealized gain/(loss) on securities available-for-sale	Unrealized gain/(loss) on cash flow hedges	Unrealized gain/(loss) on other	Accumulated other comprehensive income/(loss)
	(In thousands)
Balance at December 31, 2018	$(17,556)	$391	$(554)	$(17,719)
Other comprehensive income/(loss) before reclassifications	11,568	(27)	—	11,541
Reclassified from other comprehensive income/(loss)	—	(220)	—	(220)
Other comprehensive income/(loss), net	11,568	(247)	—	11,321
Balance at March 31, 2019	$(5,988)	$144	$(554)	$(6,398)

Balance at December 31, 2019	$8,435	$—	$(860)	$7,575
Other comprehensive income/(loss) before reclassifications	14,489	—	—	14,489
Other comprehensive income/(loss), net	14,489	—	—	14,489
Balance at March 31, 2020	$22,924	$—	$(860)	$22,064
12. Restructuring
There were no restructuring charges in the first quarter of 2020. In the first quarter of 2019, the Company incurred restructuring charges of $1.6 million. The charges were in connection with a previously announced reduction to the Company’s workforce, which included executive transition changes as well as other employee benefit and technology related initiatives. The restructuring is intended to improve the Company’s operating efficiency and enhance earnings.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following table presents a summary of the restructuring activity for the three months ended March 31, 2020 and 2019:

	Severance Charges	Other Associated Costs	Total
	(In thousands)
Accrued charges at December 31, 2019	$526	$789	$1,315
Costs paid	(434)	—	(434)
Accrued charges at March 31, 2020	$92	$789	$881

Accrued charges at December 31, 2018	$3,896	$789	$4,685
Cost incurred	1,646	—	1,646
Costs paid	(1,986)	—	(1,986)
Accrued charges at March 31, 2019	$3,556	$789	$4,345
13. Revenue Recognition
In accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. ASC 606 does not apply to revenue associated with financial instruments such as loans and securities. Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest income considered in-scope of ASC 606 is discussed below.
Wealth Management and Trust Fees
Wealth management and trust fees are earned for providing wealth management, retirement plan advisory, family office, financial planning, trust services, and other financial advisory services to clients. The Company’s performance obligation under these contracts is satisfied over time as the services are provided. Fees are recognized monthly based on the average monthly, beginning-of-quarter, or, for a small number of clients, end-of-quarter market value of the AUM and the applicable fee rate, depending on the terms of the contracts. Fees are also recognized monthly based either on a fixed fee amount or are based on the quarter-end (in arrears) market value of the AUM and the applicable fee rate (“asset based fees”), depending on the terms of the contracts. No performance based incentives are earned on wealth management contracts. Receivables are recorded on the Consolidated Balance Sheets in the Fees receivable line item. Deferred revenues of $6.4 million and $6.7 million as of March 31, 2020 and 2019, respectively, are recorded on the Consolidated Balance Sheets within the Other liabilities line item.
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
The following table presents the fee income considered in-scope of ASC 606 by contracts with customers:

	Three months ended March 31,
	2020	2019
	(In thousands)
Fees and other income:
Wealth management and trust fees	$18,371	$19,058
Investment management fees	1,925	2,650
Other income	752	684
Revenue from contracts with customers	21,048	22,392
Non-interest income within the scope of other GAAP topics	473	2,856
Total non-interest income	$21,521	$25,248
14. Lease Accounting
On adoption of ASU 2016-02 on January 1, 2019, the Company recognized $124.1 million of lease liabilities and $108.5 million of right-of-use ("ROU") assets on the face of the balance sheet. ROU assets obtained in exchange for lease liabilities are net of tenant improvement allowances and deferred rent. There was no impact to the Company’s Consolidated Statements of Cash Flows upon adoption, since the net impact of all adjustments recorded upon transition represents non-cash activity. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 15: Recent Accounting Pronouncements” for additional information on the Company's adoption of this standard.
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
The following table presents information about the Company's leases as of the dates indicated.

	Three months ended March 31,
	2020	2019
	(In thousands)
Lease cost
Operating lease cost	$4,601	$4,685
Short-term lease cost	48	32
Variable lease cost	(9)	2
Less: Sublease income	(28)	(18)
Total operating lease cost	$4,612	$4,701

Three months ended March 31, 2020
(In thousands, except years and percentages)
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,100
ROU assets obtained in exchange for new operating lease liabilities	$443
Weighted-average remaining lease term for operating leases	7.9 years
Weighted-average discount rate for operating leases	3.2%

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
The Company is obligated for minimum payments under non-cancelable operating leases. In accordance with the terms of these leases, the Company is currently committed to minimum annual payments as follows as of March 31, 2020:

March 31, 2020
(In thousands)
Remainder of 2020	$14,962
2021	19,974
2022	19,934
2023	18,984
2024	12,961
Thereafter	44,194
Total future minimum lease payments	131,009
Less: Amounts representing interest	(17,435)
Present value of net future minimum lease payments	$113,574
15. Recent Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). This update and the related amendments to Topic 842 require lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”); ASU No. 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”); and ASU No. 2019-01, Leases (Topic 842), Codification Improvements (“ASU 2019-01”). The standard establishes an ROU model that requires a lessee to recognize a ROU asset and lease liability on the Consolidated Balance Sheets for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the Consolidated Statements of Operations. The Company adopted these provisions on January 1, 2019. The most significant effects relate to the recognition of new ROU assets and lease liabilities on the balance sheet for real estate operating leases and providing significant disclosures about leasing activities. Additionally, the Company elected the package of practical expedients, as prescribed by ASU 2016-02. On adoption, the Company recognized $124.1 million of lease liabilities and $108.5 million of ROU assets. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 14: Lease Accounting” for further details.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments (Topic 326) (“ASU 2016-13”). Throughout 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”); ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”); ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 942)—Effective Dates (“ASU 2019-10”); and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses (“ASU 2019-11”). This update and related amendments to Topic 326 are intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a CECL model methodology that reflects expected credit losses and requires consideration of a reasonable and supportable economic forecast to inform credit loss estimates. This ASU is effective for fiscal years beginning after December 15, 2019. The Company adopted this update on January 1, 2020 utilizing a modified retrospective approach. On adoption of ASU 2016-13 on January 1, 2020, the Company recognized a decrease in the allowance for loan losses of $20.4 million, and an increase in the reserve for unfunded loan commitments of $1.4 million. The net, after-tax impact of the decrease in the allowance for loan losses and the increase in the reserve for unfunded loan commitments was an increase to Retained earnings of $13.5 million shown in the Consolidated Statements of Changes in Shareholders’ Equity. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 4: Investments, Note 6 - Loan Portfolio and Credit Quality, and Note 7 - Allowance for Loan Losses” for further details.
In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”). The amendments in ASU 2018-14 remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. This update is effective on a retrospective basis for interim and annual reporting periods beginning January 1, 2021. The Company is assessing the potential impact for this update and how it applies to the Company’s disclosures surrounding its two non-qualified supplemental executive retirement plans and a long-term incentive plan.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
16. Subsequent Events
Impact of the COVID-19 pandemic
The COVID-19 pandemic has caused substantial disruptions to the global economy and to the customers and communities that we serve. In response to the pandemic, the Company has implemented business continuity contingency plans, including company-wide remote working arrangements. We are also focused on supporting our clients who may be experiencing a financial hardship due to the COVID-19 pandemic, including by participating in the Small Business Administration’s (the “SBA”) Paycheck Protection Program (the “PPP”) and offering loan deferrals, forbearance, and second mortgages as appropriate, including through our mortgage deferment program.
As of March 31, 2020, the COVID-19 pandemic did not have a significant impact on the Company’s financial condition, results of operations, or capital position other than the provision for loan loss expense described in Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 7: Allowance for Loan Losses.” Below is a summary of the impact to the Company subsequent to March 31, 2020 until the filing date of this Form 10-Q.
Participation in the PPP
The CARES Act appropriated $349 billion for “paycheck protection loans” through the PPP. The amount appropriated was subsequently increased to $659 billion. The CARES Act provided funding to the SBA for use for the PPP. Under the terms of the PPP, certain businesses can apply for loans through qualified financial institutions, such as the Bank, based on eligibility criteria. The PPP provides loans to eligible businesses with an initial term of two years at an interest rate of 1.0%. Payments can be deferred for a period of six months. Loans issued under the PPP will be forgiven if the borrower uses at least 75% of the proceeds on payroll, rent, utilities and other qualified benefits for a period of eight weeks, following the loan funding date, and are 100% guaranteed by the SBA. The SBA has issued an interim final rule in which it has provided that a lender may rely on certifications made by a borrower to determine the borrower’s eligibility for a PPP loan and use of loan proceeds, subject to a good faith review, and to determine the qualifying loan amount and eligibility for loan forgiveness.
Loans issued by participating financial institutions are 100% guaranteed by the SBA. Banks will receive a processing fee from the SBA from 1.0% to 5.0% based on the size of the loan. Loans up to $350 thousand will have a 5.0% fee, loans between $350 thousand and $2.0 million will have a 3.0% fee, and loans greater than $2.0 million will have a 1.0% fee.
In conjunction with the PPP, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) has created a lending facility for qualified financial institutions. The Paycheck Protection Program Liquidity Facility (the “PPPLF”) will extend credit to depository institutions with a term of up to two years at an interest rate of 0.35%. Only loans issued under the PPP can be pledged as collateral to access the facility.
The Bank is participating in the PPP and PPPLF programs. As of March 31, 2020, an immaterial amount of loans were processed under the PPP program, though the Company expects increased volume in the second quarter of 2020. As of the date of this filing, the Bank has approved approximately 1,100 PPP loans totaling approximately $425.0 million and does not anticipate to approve any additional loans under the current conditions.
Mortgage Deferment Program
In the first quarter of 2020, in response to the COVID-19 pandemic, the Bank initiated a mortgage deferment program under which principal and interest payments on qualifying mortgage loans are generally deferred for three months and the loan term is extended three months. Loans that meet the requirements for deferral under the program are not considered TDRs or past due based on current regulatory guidance. As of March 31, 2020, ten loans totaling approximately $5.0 million were processed under this program, though the Company expects increased volume in the second quarter of 2020. As of the date of this filing, the Bank has initially approved approximately 170 deferments for loans totaling approximately $90.0 million.
Massachusetts COVID-19 Emergency Legislation
On April 20, 2020, legislation enacted in Massachusetts in response to the COVID-19 emergency declared by Governor Baker was signed into law by the Governor. The legislation establishes a temporary moratorium on foreclosures on one- to four-family, owner occupied residential real estate in Massachusetts. The legislation also requires a creditor to grant to a borrower of a mortgage loan secured by one- to four-family, owner occupied residential real estate in Massachusetts a forbearance of up to 180 days, if requested by the borrower, who must affirm that the borrower has experienced a financial impact from the COVID-19 pandemic. A borrower is entitled to request a forbearance while the legislation is in effect even if the borrower is already in default. In connection with a forbearance, a creditor may not charge fees, penalties or interest beyond the amounts scheduled and calculated as if the borrower made all contractual payments on time and in full under the terms of the relevant loan agreement. The legislation specifies that a payment subject to forbearance shall be added to the end of the term of the loan unless otherwise agreed by the parties. The legislation also prohibits a creditor from furnishing negative information to a consumer reporting agency related to mortgage payments subject to forbearance. Because the legislation was enacted on an emergency basis, it went into effect immediately upon being signed into law. The legislation provides that the temporary moratorium on foreclosures expires 120 days after the effective date of the legislation, which is August 18, 2020, or 45 days after the COVID-19 emergency declaration has been lifted, whichever is sooner, but the Governor may extend the moratorium in increments of up 90 days as long as the moratorium ends not later than 45 days after the COVID-19 emergency declaration

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
has been lifted. A borrower may request a forbearance under the legislation at any time while the foreclosure moratorium is in effect. Forbearances, if any, granted under the Massachusetts legislation to borrowers who are currently in default may not qualify for the reporting exclusion as a TDR or delinquency status as was provided under the national guidance from regulators.
Commercial Real Estate Second Loan Program
In the first quarter of 2020, in response to the COVID-19 pandemic, the Bank also initiated a program to offer qualifying Commercial real estate borrowers a second mortgage to cover up to one year of principal and interest payments. In order to qualify for the loan, the total exposure for each borrower could not exceed a 75% loan-to-value ratio and the loans were current at the time of application, amongst other conditions. As of March 31, 2020, approximately 70% of our total Commercial real estate portfolio balance qualified for the plan. As of the date of this filing, borrowers for approximately 260 existing loans totaling $1.4 billion have requested and been approved for these second mortgages, representing approximately 50% of the Commercial real estate loan balance. Approximately $90.0 million in new loans are expected to be funded under this program. The entire Commercial real estate portfolio will continue to be monitored regardless of their participation in the plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As of and for the three months ended March 31, 2020
Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. These statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target,” and similar expressions. These statements include, among others, statements regarding our strategy; evaluations of interest rate trends and future liquidity; expectations as to changes in assets, deposits and results of operations; the impact of the COVID-19 pandemic; future operations, market position and financial position; and prospects, plans and objectives of management. You should not place undue reliance on our forward-looking statements. You should exercise caution in interpreting and relying on forward-looking statements because they are subject to significant risks, uncertainties and other factors which are, in some cases, beyond the Company’s control.
Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced herein under the section captioned “Risk Factors”; the negative impacts and disruptions of the COVID-19 pandemic and measures taken to contain its spread on our employees, customers, business operations, credit quality, financial position, liquidity and results of operations; the length and extent of the economic contraction as a result of the COVID-19 pandemic; continued deterioration in general business and economic conditions on a national basis and in the local markets in which the Company operates; changes in customer behavior due to changing business and economic conditions or legislative or regulatory initiatives; continued turbulence in the capital and debt markets; changes in interest rates; increases in loan defaults and charge-off rates; decreases in the value of securities and other assets; changes in loan loss reserves; decreases in deposit levels necessitating increased borrowing to fund loans and investments; competitive pressures from other financial institutions; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; changes in regulation; reputational risk relating to the Company’s participation in the Paycheck Protection Program and other pandemic-related legislative and regulatory initiatives and programs; risks that goodwill and intangibles recorded in the Company’s financial statements will become impaired; the risk that the Company’s deferred tax asset may not be realized; risks related to the identification and implementation of acquisitions, dispositions and restructurings; changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K and updated in the Company’s Quarterly Reports on Form 10-Q and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made

Executive Summary
The Company offers a wide range of private banking, wealth management, and trust services to high net worth individuals, families, businesses and select institutions through its two reportable segments: (i) Private Banking and (ii) Wealth Management and Trust. This Executive Summary provides an overview of the most significant aspects of the Company's operating segments and operations in the first quarter of 2020. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

	As of and for the three months ended March 31,
	2020	2019	$ Change	% Change
	(In thousands, except per share data)
Total revenue	$78,778	$83,586	$(4,808)	(6)%
Provision/(credit) for loan losses	16,962	(1,426)	18,388	nm
Total operating expense	60,908	60,553	355	1%
Net income before attribution to noncontrolling interests	806	19,542	(18,736)	(96)%
Net income attributable to noncontrolling interests	6	100	(94)	(94)%
Net income attributable to the Company	800	19,442	(18,642)	(96)%
Diluted earnings per share attributable to common shareholders	$0.01	$0.25	$(0.24)	(96)%

ASSETS UNDER MANAGEMENT AND ADVISORY (“AUM”):
Wealth Management and Trust	$13,497,000	$14,564,000	(1,067,000)	(7)%
Other	1,016,000	1,558,000	(542,000)	(35)%
Total AUM	$14,513,000	$16,122,000	$(1,609,000)	(10)%
_____________________
nm = not meaningful
Net income attributable to the Company was $0.8 million for the three months ended March 31, 2020 and $19.4 million for the same period of 2019. The Company recognized diluted earnings per share attributable to common shareholders of $0.01 and $0.25 for the three months ended March 31, 2020 and 2019, respectively.
Key items that affected the Company’s results in the first quarter of 2020 compared to the same period of 2019 include:
▪Provision expense for loan losses increased $18.4 million to $17.0 million for the three months ended March 31, 2020, compared to the same period of 2019. During the first quarter of 2020, the Company recognized a total provision for loan losses and unfunded loan commitments expense of $18.8 million, which includes a provision for loan loss expense of $17.0 million and $1.8 million for unfunded loan commitments, which is recognized as Other expense within Noninterest expense. The provision for loan losses in the first quarter of 2020 was primarily driven by changes in economic forecasts late in the first quarter of 2020 to reflect deteriorating economic conditions related to the COVID-19 pandemic.
•Upon adoption of ASU 2016-13 on January 1, 2020, the Company recognized a decrease in the allowance for loan losses of $20.4 million, and an increase in the reserve for unfunded loan commitments of $1.4 million. The net, after-tax impact of the decrease in the allowance for loan losses and the increase in the reserve for unfunded loan commitments was an increase to Retained earnings of $13.5 million.
▪Total revenue decreased $4.8 million, or 6%, to $78.8 million for the three months ended March 31, 2020, compared to the same period of 2019 as described below.
•Total fees and other income decreased $3.7 million, or 15%, to $21.5 million for the three months ended March 31, 2020, compared to the same period of 2019. The decrease was primarily driven by lower Other income, Investment management fees, and Wealth management and trust fees. Total fees and other income represents 27% of Total revenue for the three months ended March 31, 2020, compared to 30% of Total revenue for the same period of 2019.
•Net interest income decreased $1.1 million, or 2%, to $57.3 million for the three months ended March 31, 2020, compared to the same period of 2019. Net interest margin (“NIM”) was 2.76% for the three months ended March 31, 2020, a decrease of 14 basis points compared to the same period in 2019. The decreases in net interest income and NIM were primarily driven by the impact of recent rate cuts as lower interest on interest-earning assets was partially offset by lower funding costs.
▪Total operating expenses increased $0.4 million, or 1%, to $60.9 million for the three months ended March 31, 2020, compared to the same period of 2019. The increase was primarily driven by an increase in Other expense, Information systems, and Marketing and business development, partially offset by a restructuring charge of $1.6 million in the first quarter of 2019 as well as a decrease in Occupancy and equipment, FDIC insurance, and Salaries and employee benefits due to accrual adjustments.
▪For the three months ended March 31, 2020, total loans increased by $66.6 million, or 1%, while total deposits decreased $405.9 million, or 6%, from prior quarter. The Company’s loan-to-deposit ratio was 103% as of March 31, 2020. Deposits are the Company’s primary source of funds to originate loans. When the Company’s loan-to-deposit ratio exceeds 100%, the Company relies on other funding sources such as FHLB borrowings or federal funds to fund loan growth. If the Company is unable to grow deposits in line with loan growth, we will evaluate other options such as slowing loan growth, selling a portion of portfolio loans, or originating mortgage loans as held-for-sale.
The Company’s Private Banking segment reported Net income attributable to the Company of $0.6 million in the first quarter of 2020, compared to $18.3 million for the same period of 2019. Net income attributable to the Company decreased $17.7 million, or 97%, from the same period in 2019 primarily driven by an increase of $18.4 million to the Provision for loan losses, a decrease of $3.4 million in Total revenue primarily due to lower Fees and other income, and an increase of $1.3 million in Operating expense primarily due to higher Other expense related to the reserve for unfunded loan commitments expense.
The Company’s Wealth Management and Trust segment reported Net income attributable to the Company of $2.0 million in the first quarter of 2020, compared to $2.5 million for the same period of 2019. The decrease of $0.4 million, or 18%, was primarily driven by a decrease of $0.7 million in Total revenue due to the impact of lower AUM on accounts that are billed based on AUM levels, partially offset by a decrease of $0.1 million in Total operating expense. The decrease in Total operating expense was primarily due to a $0.4 million restructuring charge in the first quarter of 2019, a decrease in Occupancy and equipment expense, and a decrease in Professional services expense, partially offset by an increase in Information systems expense and Salaries and employee benefits expense. Wealth Management and Trust AUM decreased $1.1 billion, or 7%, to $13.5 billion at March 31, 2020 from $14.6 billion at March 31, 2019. The decrease in AUM was primarily driven by lost business of $1.2 billion and unfavorable market returns of $0.8 billion, partially offset by new business of $1.0 billion for the twelve months ended March 31, 2020.
Impact of the COVID-19 Pandemic
The COVID-19 pandemic has caused substantial disruptions to the global economy and to the customers and communities that we serve. In response to the pandemic, we have implemented business continuity contingency plans, including company-wide remote working arrangements. We are also focused on supporting our clients who may be experiencing a financial hardship due to COVID-19, including participating in the SBA's PPP, offering loan deferrals and forbearance as needed, including our mortgage deferment program, and creating the Commercial real estate second loan program. We will continue to evaluate this fluid situation and take additional actions as necessary. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 16: Subsequent events” for further details on the Company's participation in these programs.
As of March 31, 2020, the COVID-19 pandemic did not have a material impact on the Company’s financial condition, results of operations, or capital position other than the provision for loan loss expense discussed below. As described in Part II. Item 1A. "Risk Factors", the COVID-19 pandemic could have a material impact on the Company’s financial condition, results of operations or capital position in the future.
During the first quarter of 2020, the Company recognized a total provision for loan losses expense of $18.8 million for loans and off-balance sheet commitments driven by the changes in economic forecasts late in the first quarter of 2020 to reflect deteriorating economic conditions related to the COVID-19 pandemic. There have been no significant changes to judgments in determining the fair value of assets or liabilities, and there have been no material impairments of financial assets. The Company will continue to monitor the fair value of assets to determine if trigger events exist to warrant further impairment testing.
Company-wide remote working arrangements have not adversely affected our ability to maintain operations, including financial reporting systems and internal controls over financial reporting.
Regulatory Developments
The CARES Act
On March 27, 2020, Congress passed, and the President signed, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to address the economic effects of the COVID-19 pandemic.
•Paycheck Protection Program. The CARES Act appropriated $349 billion for “paycheck protection loans” through the PPP. The amount appropriated was subsequently increased to $659 billion. Loans under the PPP that meet SBA requirements may be forgiven in certain circumstances, and are 100% guaranteed by the SBA. As of the date of this filing, the Bank has initially approved approximately 1,100 PPP loans totaling approximately $425.0 million. In conjunction with the PPP, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) has created a lending facility for qualified financial institutions. The Paycheck Protection Program Liquidity Facility (the “PPPLF”)

will extend credit to depository institutions with a term of up to two years at an interest rate of 0.35%. Only loans issued under the PPP can be pledged as collateral to access the facility.
•Troubled Debt Restructuring Relief. From March 1, 2020 through the earlier of December 31, 2020 or 60 days after the termination date of the national emergency declared by the President on March 13, 2020 concerning the COVID–19 outbreak (the “national emergency”), a financial institution may elect to suspend the requirements under accounting principles generally accepted in the U.S. for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a troubled debt restructured (“TDR”), including impairment accounting. The Company elected this accounting policy. This TDR relief is applicable for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. Financial institutions are required to maintain records of the volume of loans involved in modifications to which TDR relief is applicable. In the first quarter of 2020, the Company initiated a mortgage loan deferment program in line with the preceding guidance. As of March 31, 2020, 10 loans totaling approximately $5.0 million were processed under this program. As of the date of this filing, the Bank has initially approved approximately 170 deferments for loans totaling approximately $90.0 million.
•CECL Delay. Banks, savings associations, credit unions, bank holding companies and their affiliates are not required to comply with the Financial Accounting Standards Board Accounting Standards Update No. 2016–13 (“Measurement of Credit Losses on Financial Instruments”), including the current expected credit losses methodology for estimating allowances for credit losses (“CECL”), from the date of the law’s enactment until the earlier of the end of the national emergency or December 31, 2020. On March 27, 2020, the Federal Reserve, the Federal Deposit Insurance Corporation (the “FDIC”), and the Office of the Comptroller of the Currency issued an interim final rule that allows banking organizations that are required to adopt CECL this year to mitigate the estimated cumulative regulatory capital effects for up to two years. The relief afforded by the CARES Act and interim final rule is in addition to the three-year transition period already in place. The Company adopted CECL effective January 1, 2020.
•Reduction of the Community Bank Leverage Ratio. The CARES Act reduced the community bank leverage ratio from 9% to 8% until the earlier of the end of the national emergency or December 31, 2020. In response to the CARES Act, federal banking regulators set the community bank leverage ratio at 8% for the remainder of 2020, 8.5% for 2021 and 9% thereafter.
•Revival of Bank Debt Guarantee Program. The CARES Act amends the Dodd-Frank Act to provide the FDIC with the authority to guarantee bank-issued debt and noninterest-bearing transaction accounts that exceed the FDIC's $250,000 limit through December 31, 2020. The FDIC has discretion to determine whether and how to exercise this authority.
•Forbearance. The CARES Act codifies in part recent guidance from state and federal regulators and government-sponsored enterprises, including the 60-day suspension of foreclosures on federally-backed mortgages and requirements that servicers grant forbearance to borrowers affected by COVID-19.
•Moratorium on Negative Credit Reporting. Any furnisher of credit information that agrees to defer payments, forbear on any delinquent credit or account, or provide any other relief to consumers affected by the COVID-19 pandemic must report the credit obligation or account as current if the credit obligation or account was current before the accommodation.
Massachusetts COVID-19 Emergency Legislation
On April 20, 2020, legislation enacted in Massachusetts in response to the COVID-19 emergency declared by Governor Baker was signed into law by the Governor. The legislation establishes a temporary moratorium on foreclosures on one- to four-family, owner occupied residential real estate in Massachusetts. The legislation also requires a creditor to grant to a borrower of a mortgage loan secured by one- to four-family, owner occupied residential real estate in Massachusetts a forbearance of up to 180 days, if requested by the borrower, who must affirm that the borrower has experienced a financial impact from the COVID-19 pandemic. A borrower is entitled to request a forbearance while the legislation is in effect even if the borrower is already in default. In connection with a forbearance, a creditor may not charge fees, penalties or interest beyond the amounts scheduled and calculated as if the borrower made all contractual payments on time and in full under the terms of the relevant loan agreement. The legislation specifies that a payment subject to forbearance shall be added to the end of the term of the loan unless otherwise agreed by the parties. The legislation also prohibits a creditor from furnishing negative information to a consumer reporting agency related to mortgage payments subject to forbearance. Because the legislation was enacted on an emergency basis, it went into effect immediately upon being signed into law. The legislation provides that the temporary moratorium on foreclosures expires 120 days after the effective date of the legislation, which is August 18, 2020, or 45 days after the COVID-19 emergency declaration has been lifted, whichever is sooner, but the Governor may extend the moratorium in increments of up 90 days as long as the moratorium ends not later than 45 days after the COVID-19 emergency declaration has been lifted. A borrower may request a forbearance under the legislation at any time while the foreclosure moratorium is in effect. Forbearances, if any, granted under the Massachusetts legislation to borrowers who are currently in default may not qualify for the reporting exclusion as a TDR or delinquency status as was provided under the national guidance from regulators.

Critical Accounting Policies
Critical accounting policies reflect significant judgments and uncertainties, which could potentially result in materially different results under different assumptions and conditions. The Company believes that its most critical accounting policies upon which its financial condition depends, which involve the most complex or subjective decisions or assessments, are the allowance for loan losses, the valuation of goodwill and intangible assets and the analysis for impairment, and income tax estimates. These policies are discussed in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
There was one change to these policies through the filing of this Quarterly Report on Form 10-Q. Upon the adoption of ASU 2016-13, Financial Instruments (Topic 326) ("ASU 2016-13") on January 1, 2020, management's policy and processes for the allowance for loan losses has changed. The updates in this standard replace the incurred loss impairment methodology in current GAAP with a CECL model methodology. The CECL model methodology incorporates current conditions, and “reasonable and supportable” forecasts, as well as prepayments to estimate loan losses over the life of loan. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 7: Allowance for Loan Losses" for further discussion on the new policy and processes.
Results of operations for the three months ended March 31, 2020 versus March 31, 2019
Net Income. The Company recorded Net income before attribution to noncontrolling interests for the three months ended March 31, 2020 of $0.8 million, compared to $19.5 million for the same respective period in 2019. Net income attributable to the Company for the three months ended March 31, 2020 was $0.8 million, compared to $19.4 million for the same period in 2019.
The Company recognized Diluted EPS attributable to common shareholders for the three months ended March 31, 2020 of $0.01 per share, compared to $0.25 per share for the same period in 2019. Net income attributable to the Company for 2020 and 2019 was positively impacted by decreases in the redemption value of certain redeemable noncontrolling interests, which increases Net income available to common shareholders. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 2: Earnings Per Share” for further detail on these charges to income available to common shareholders.
The following table presents selected financial highlights:

	Three months ended March 31,		$ Change	% Change
	2020	2019
	(In thousands)
Net interest income	$57,257	$58,338	$(1,081)	(2)%
Fees and other income	21,521	25,248	(3,727)	(15)%
Total revenue	78,778	83,586	(4,808)	(6)%
Provision/(credit) for loan losses	16,962	(1,426)	18,388	nm
Operating expense	60,908	60,553	355	1%
Income tax expense	102	4,917	(4,815)	(98)%
Net income before attribution to noncontrolling interests	806	19,542	(18,736)	(96)%
Less: Net income attributable to noncontrolling interests	6	100	(94)	(94)%
Net income attributable to the Company	$800	$19,442	$(18,642)	(96)%
_____________________
nm = not meaningful
Net interest income. Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference between the average rate earned on total interest-earning assets and the average rate paid on total interest-bearing liabilities. NIM is the amount of net interest income expressed as a percentage of average interest-earning assets. The average rate earned on interest-earning assets is the amount of annualized interest income expressed as a percentage of average interest-earning assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities. When credit quality declines and loans are placed on nonaccrual status, NIM can decrease because the same assets are earning less income. Loans graded as substandard but still accruing interest income totaled $87.9 million at March 31, 2020 and could be placed on nonaccrual status if their credit quality declines further.
Net interest income for the three months ended March 31, 2020 was $57.3 million, a decrease of $1.1 million, or 2%, compared to the same period in 2019. The decrease was primarily driven by the impact of recent rate cuts as lower interest on interest-earning assets was partially offset by lower funding costs. NIM was 2.76% for the three months ended March 31, 2020, a decrease of 14 basis points compared to the same period in 2019. The decrease in NIM was also primarily driven by the impact of recent rate cuts as lower interest on interest-earning assets was partially offset by lower funding costs.

The following tables present the composition of the Company’s NIM for the three months ended March 31, 2020 and 2019.

	Average Balance		Interest Income/Expense		Average Yield/Rate (1)
	As of and for the three months ended March 31,
AVERAGE BALANCE SHEET:	2020	2019	2020	2019	2020	2019
AVERAGE ASSETS	(In thousands)
Interest-earning assets:
Cash and investments: (2)
Taxable investment securities	$201,174	$244,230	$868	$1,185	1.73%	1.94%
Non-taxable investment securities	315,681	306,868	1,998	1,901	2.53%	2.48%
Mortgage-backed securities	520,629	521,788	2,787	2,897	2.14%	2.22%
Short-term investments and other	147,482	79,603	1,071	908	2.89%	4.58%
Total cash and investments	1,184,966	1,152,489	6,724	6,891	2.27%	2.39%
Loans: (3)
Commercial and industrial	1,148,986	1,070,161	10,724	10,979	3.69%	4.10%
Commercial real estate	2,582,305	2,398,413	27,482	28,151	4.21%	4.69%
Construction and land	233,324	211,351	2,572	2,641	4.36%	5.00%
Residential	2,850,833	2,972,945	23,468	25,545	3.29%	3.44%
Home equity	86,048	90,646	952	1,121	4.45%	5.02%
Other consumer	132,237	133,937	1,160	1,496	3.53%	4.53%
Total loans	7,033,733	6,877,453	66,358	69,933	3.75%	4.07%
Total earning assets	8,218,699	8,029,942	73,082	76,824	3.54%	3.83%
LESS: Allowance for loan losses	51,730	75,537
Cash and due from banks (non-interest bearing)	49,571	46,172
Other assets	562,851	493,148
TOTAL AVERAGE ASSETS	$8,779,391	$8,493,725
AVERAGE LIABILITIES, RNCI, AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and NOW	$638,926	$674,872	$232	$296	0.15%	0.18%
Money market	3,753,045	3,341,397	9,657	10,072	1.03%	1.22%
Certificates of deposit	668,818	775,817	2,907	3,690	1.75%	1.93%
Total interest-bearing deposits	5,060,789	4,792,086	12,796	14,058	1.02%	1.19%
Junior subordinated debentures	106,363	106,363	917	1,121	3.41%	4.22%
FHLB borrowings and other	455,813	615,985	2,112	3,307	1.83%	2.15%
Total interest-bearing liabilities	5,622,965	5,514,434	15,825	18,486	1.13%	1.36%
Non-interest bearing demand deposits	2,046,102	1,974,526
Payables and other liabilities	270,371	236,426
Total average liabilities	7,939,438	7,725,386
Redeemable noncontrolling interests	1,018	2,056
Average shareholders’ equity	838,935	766,283
TOTAL AVERAGE LIABILITIES, RNCI, AND SHAREHOLDERS’ EQUITY	$8,779,391	$8,493,725
Net interest income			$57,257	$58,338
Interest rate spread					2.41%	2.47%
NIM					2.76%	2.90%
__________________
(1) Annualized.
(2) Investments classified as available-for-sale and held-to-maturity are shown in the average balance sheet at amortized cost.
(3) Includes loans held for sale and nonaccrual loans.
Interest and dividend income. Total interest and dividend income for the three months ended March 31, 2020 was $73.1 million, a decrease of $3.7 million, or 5%, compared to the same period in 2019. The decrease was primarily driven by lower yields on loans and investments, partially offset by a higher volume of loans and investments.
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
Interest income on commercial and industrial loans (including commercial loans and commercial tax-exempt loans) for the three months ended March 31, 2020 was $10.7 million, a decrease of $0.3 million, or 2%, compared to the same period in 2019, as a result of a 41 basis point decrease in the average yield, partially offset by a 7% increase in the average balance. The decrease in the average yield was the result of lower yields on recent loan originations and decreases to the interest rate benchmarks to which the variable rate loans are tied. The increase in the average balance was related primarily to growth in all regions in which the Bank operates.
Interest income on commercial real estate loans for the three months ended March 31, 2020 was $27.5 million, a decrease of $0.7 million, or 2%, compared to the same period in 2019, as a result of a 48 basis point decrease in the average yield, partially offset by an 8% increase in the average balance. The decrease in the average yield was the result of lower yields on recent loan originations and decreases to the interest rate benchmarks to which the variable rate loans are tied. The increase in the average balance was primarily driven by organic growth in the Southern California and Northern California regions.
Interest income on construction and land loans for the three months ended March 31, 2020 was $2.6 million, a decrease of $0.1 million, or 3%, compared to the same period in 2019, as a result of a 64 basis point decrease in the average yield partially offset by a 10% increase in the average balance. The overall yields on construction and land loans fluctuate due to the short-term nature of the loans and the related impact of draws and payoffs. Due to the relatively low balances in construction and land loans, a large draw- or pay-down can result in a significant change in the overall yield depending on the interest rate of the particular loans that caused the balance changes. The decrease in the average yield was primarily driven by decreases to the interest rate benchmarks to which the variable rate loans are tied. The increase in the average balance was driven primarily by increased utilization of existing loans in the Southern California and New England regions.
Interest income on residential mortgage loans for the three months ended March 31, 2020 was $23.5 million, a decrease of $2.1 million, or 8%, from the same period in 2019, as a result of a 15 basis point decrease in the average yield and 4% decrease in the average balance. The decrease in the average yield was the result of lower yields on recent loan originations and decreases to the interest rate benchmarks to which the variable rate loans are tied. The decrease in the average balance was primary driven by the sale of $190.7 million of residential loans in the third and fourth quarters of 2019.
Interest income on home equity loans for the three months ended March 31, 2020 was $1.0 million, a decrease of 15% compared to the same period in 2019, as a result of a 57 basis point decrease in the average yield and a 5% decrease in the average balance. The decrease in the average yield was the result of the timing of changes to benchmark interest rates, while the decrease in the average balance was primarily driven by reduced demand.
Interest income on other consumer loans for the three months ended March 31, 2020 was $1.2 million, a decrease of $0.3 million, or 22%, compared to the same period in 2019, as a result of a 100 basis point decrease in the average yield, and a 1% decrease in the average balance. The decrease in the average yield was the result of the timing of changes in interest rate benchmarks to which loans are tied, while the decrease in the average balance was primarily driven by strategic decisions to run off non-core balances.
Investment income for the three months ended March 31, 2020 was $6.7 million, a decrease of $0.2 million, or 2%, from the same period in 2019, as a result of a 12 basis point decrease in the average yield, partially offset by a 3% increase in the average balance. The decrease in the average yield is primarily due to recent purchases made at lower interest rates. The increase in the average balance was primarily due to short-term fluctuations in liquidity from deposits.
Interest expense. Total interest expense for the three months ended March 31, 2020 was $15.8 million, a decrease of $2.7 million, or 14%, compared to the same period in 2019. The decrease was primarily driven by the impact of lower rates on interest-bearing deposits and borrowings, and a decrease in the average volume of borrowings, partially offset by an increase in the volume of interest-bearing deposits.
Interest expense on interest-bearing deposits for the three months ended March 31, 2020 was $12.8 million, a decrease of $1.3 million, or 9%, compared to the same period in 2019, as a result of a 17 basis point decrease in the average rate, partially offset by a 6% increase in the average balance. The decrease in the average rate paid on deposits was driven primarily by wholesale reductions in rates paid for deposit accounts given the recent decreases in interest rates. The increase in the average balance for interest-bearing deposits was primarily driven by an increase in money market balances in the New England region.

Interest paid on non-deposit interest-bearing liabilities for the three months ended March 31, 2020 was $3.0 million, a decrease of $1.4 million, or 32%, compared to the same period in 2019, as a result of a 32 basis point decrease in the average rate paid on FHLB borrowings and other borrowings, a 26% decrease in the average balance of FHLB borrowings and other borrowings, and an 81 basis point decrease in the average rate on junior subordinated debentures. The decreases in the average rates paid were primarily driven by the decreases in benchmark interest rates to which the instruments are tied. The decrease in the average balance for non-deposit interest-bearing liabilities was primarily driven by an increase in deposits, reducing the need for higher-cost borrowings.
Provision/(credit) for loan losses. The Company recorded a Provision for loan losses of $17.0 million for the three months ended March 31, 2020, compared to a credit to the Provision for loan losses of $1.4 million for the same period in 2019. The provision for loan losses in the first quarter of 2020 was primarily driven by changes in economic forecasts late in the first quarter of 2020 to reflect deteriorating economic conditions due to the COVID-19 pandemic. Under the CECL methodology, the provision for loan loss required may be significantly affected by reasonable and supportable economic forecasts. Under the CECL methodology, the provision for loan loss required may be significantly affected by reasonable and supportable economic forecasts.
The provision/(credit) for loan losses is determined as a result of the required level of the allowance for loan losses, estimated by management, which reflects the inherent risk of loss in the loan portfolio as of the balance sheet dates. The Company estimates credit losses on a collective basis for loans sharing similar risk characteristics using a quantitative model combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output. The quantitative model utilizes a factor-based approach to estimate expected credit losses using probability of default and loss given default, which are derived from a selected peer group's historical default and loss experience. The model estimates expected credit losses using loan level data over the contractual life of the exposure, considering the effect of prepayments and curtailments. Economic forecasts are incorporated into the estimate over a reasonable and supportable forecast period, beyond which is a reversion to the Company's historical long-run average. Qualitative factors are estimated by management and include trends in problem loans, strength of management, concentration risk and underwriting standards. For further details, see “Loan Portfolio and Credit Quality” below. For periods disclosed prior to the adoption of ASU 2016-13 as of January 1, 2020, the Allowance for loan losses was determined under the incurred loss model. Refer to "Note 1: Basis of Presentation and Summary of Significant Account Policies" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for a description of the methodology.
Fees and other income

	Three months ended March 31,		$ Change	% Change
	2020	2019
	(In thousands)
Wealth management and trust fees	$18,371	$19,058	$(687)	(4)%
Investment management fees	1,925	2,650	(725)	(27)%
Other banking fee income	2,490	2,499	(9)	—%
Gain on sale of loans, net	100	73	27	37%
Total core fees and income	22,886	24,280	(1,394)	(6)%
Total other income	(1,365)	968	(2,333)	nm
Total fees and other income	$21,521	$25,248	$(3,727)	(15)%
_____________________
nm = not meaningful
Total fees and other income for the three months ended March 31, 2020 decreased $3.7 million, or 15%, compared to the same period in 2019 driven by lower Total other income, lower Wealth management and trust fees, and lower Investment management fees. The decrease in Wealth management and trust fees and Investment management fees was driven by the impact of lower AUM.
•Wealth management and trust fees for the three months ended March 31, 2020 decreased $0.7 million, or 4%, compared to the same period in 2019, while Investment management fees decreased $0.7 million, or 27%, compared to the same period in 2019. The decreases were primarily driven by the impact of lower AUM.
•Total AUM managed or advised by the Company was $14.5 billion at March 31, 2020, a decrease of $1.6 billion, or 10%, compared to March 31, 2019. The decrease was primarily driven by the impact of negative market returns of $1.1 billion and net outflows of $0.5 billion for the twelve months ended March 31, 2020.
•Total other income for the three months ended March 31, 2020 decreased $2.3 million compared to the same period in 2019 driven by the impact of unfavorable mark-to-market adjustments of $0.8 million for derivatives and $0.8 million for deferred compensation securities in the first quarter of 2020.

Operating Expense

	Three months ended March 31,		$ Change	% Change
	2020	2019
	(In thousands)
Salaries and employee benefits	$35,096	$35,726	$(630)	(2)%
Occupancy and equipment	7,646	8,348	(702)	(8)%
Information systems	6,725	5,860	865	15%
Professional services	3,601	3,560	41	1%
Marketing and business development	1,890	1,085	805	74%
Amortization of intangibles	715	672	43	6%
FDIC insurance	—	660	(660)	(100)%
Restructuring	—	1,646	(1,646)	(100)%
Other	5,235	2,996	2,239	75%
Total operating expense	$60,908	$60,553	$355	1%
Total operating expense for the three months ended March 31, 2020 increased $0.4 million, or 1%, to $60.9 million compared to the same period in 2019. The increase was primarily due to an increase in Other expense, Information systems expense, and Marketing and business development expense, partially offset by a decrease in Restructuring expense, Occupancy and equipment expense, FDIC insurance expense, and Salaries and employee benefits expense.
•Other expense increased $2.2 million, or 75%, for the three months ended March 31, 2020, compared to the same period in 2019. The increase was primarily driven by the reserve for unfunded loan commitments expense of $1.8 million in the first quarter of 2020, and an increase in non-service pension costs.
•Information systems expense increased $0.9 million, or 15%, for the three months ended March 31, 2020, compared to the same period in 2019. The increase was primarily driven by new information technology initiatives placed into service during the fourth quarter of 2019.
•Marketing and business development expense increased $0.8 million, or 74%, for the three months ended March 31, 2020, compared to the same period in 2019. The increase was primarily driven by new advertising campaigns and timing of spend.
•Restructuring expense decreased for the three months ended March 31, 2020, compared to the same period of 2019. In the first quarter of 2019, there was a restructuring expense of $1.6 million related to executive departures.
•Occupancy and equipment expense decreased $0.7 million, or 8%, for the three months ended March 31, 2020, compared to the same period in 2019. The decrease was primarily driven by a decrease in depreciation expense on leasehold improvements and a decrease in rent expense due to lease expirations.
•FDIC insurance decreased for the three months ended March 31, 2020, compared to the same period in 2019. The decrease was driven by an FDIC insurance assessment credit received in the first quarter of 2020. In January 2019, the Bank received notification from the FDIC that it was eligible for small bank assessment credits of $2.0 million because the FDIC's Deposit Insurance Fund reserve ratio exceeded the target level. The full $2.0 million of credits have been utilized as of March 31, 2020.
•Salaries and employee benefits expense decreased $0.6 million, or 2%, for the three months ended March 31, 2020, compared to the same period in 2019. The decrease was primarily driven by an unfavorable adjustment on deferred compensation securities held in the rabbi trust, the effect of accrual adjustments, and lower medical insurance premiums, partially offset by higher salary expense in the first quarter of 2020.
Income Tax Expense. Income tax expense for the three months ended March 31, 2020 was $0.1 million, compared to $4.9 million for the same period in 2019. The effective tax rate for the three months ended March 31, 2020 was 11.2%, compared to an effective tax rate of 20.1% for the same period of 2019. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 9: Income Taxes” for further detail.

Financial Condition
Condensed Consolidated Balance Sheets and Discussion

	March 31, 2020	December 31, 2019	Increase/ (decrease)	% Change
	(In thousands)
Assets:
Total cash and investments	$1,168,628	$1,376,863	$(208,235)	(15)%
Loans held for sale	7,671	7,386	285	4%
Total loans	7,043,338	6,976,704	66,634	1%
Less: Allowance for loan losses	68,211	71,982	(3,771)	(5)%
Net loans	6,975,127	6,904,722	70,405	1%
Goodwill and intangible assets, net	67,244	67,959	(715)	(1)%
Right-of-use assets	98,896	102,075	(3,179)	(3)%
Total other assets	428,760	371,496	57,264	15%
Total assets	$8,746,326	$8,830,501	$(84,175)	(1)%
Liabilities and Equity:
Deposits	$6,835,572	$7,241,476	$(405,904)	(6)%
Total borrowings	787,936	510,590	277,346	54%
Lease liabilities	113,574	117,214	(3,640)	(3)%
Total other liabilities	180,452	140,820	39,632	28%
Total liabilities	7,917,534	8,010,100	(92,566)	(1)%
Redeemable noncontrolling interests (“RNCI”)	—	1,383	(1,383)	(100)%
Total shareholders’ equity	828,792	819,018	9,774	1%
Total liabilities, RNCI and shareholders’ equity	$8,746,326	$8,830,501	$(84,175)	(1)%
Total assets. Total assets decreased $84.2 million, or 1%, to $8.7 billion at March 31, 2020 from $8.8 billion at December 31, 2019, primarily driven by a decrease in Total cash and investments, partially offset by an increase in Total loans and Total other assets.
Total cash and investments. Total cash and investments (consisting of Cash and cash equivalents, Investment securities available-for-sale, Investment securities held-to-maturity, Equity securities at fair value, and Stock in the Federal Home Loan Bank and Federal Reserve Bank) decreased $208.2 million, or 15%, from December 31, 2019. The decrease was primarily driven by a decrease of $230.8 million in Cash and cash equivalents, partially offset by an increase of $19.2 million in Investment securities available-for-sale and Equity securities at fair value. The Company utilized cash and proceeds from maturing investment securities to partially fund loan growth as deposits declined over the same period. Total cash and investments represent 13% of total assets at March 31, 2020 and 16% of total assets at December 31, 2019.
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
Investment maturities, redemptions, principal payments, and sales of securities, if any, net of purchases (includes Investment securities available-for-sale, Investment securities held-to-maturity and Equity securities at fair value), provided $2.1 million of cash proceeds during the three months ended March 31, 2020, compared to $35.9 million in the same period in 2019. The timing of sales and reinvestments is based on various factors, including management’s evaluation of interest rate trends, credit risk, and the Company’s liquidity. The Company’s available-for-sale investment portfolio carried a total of $32.2 million of unrealized gains and $0.4 million of unrealized losses at March 31, 2020, compared to $15.0 million of unrealized gains and $3.6 million of unrealized losses at December 31, 2019.
No impairment losses were recognized through earnings related to investment securities during the three months ended March 31, 2020 and 2019. The Company does not consider these investments to be credit impaired as the decline in fair value on investments is primarily attributed to changes in interest rates and not due to credit quality or other risk factors.
Additionally, at March 31, 2020 and December 31, 2019, the Company held $45.4 million and $48.2 million, respectively, of Investment securities held-to-maturity at amortized cost. All of the held-to-maturity securities held at March 31, 2020 were mortgage-backed securities guaranteed by the U.S. government, U.S. government agencies, or government-sponsored entities.

See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 4: Investments” for further details of the Company’s investment securities.
Loans held for sale. Loans held for sale at March 31, 2020 increased $0.3 million, or 4%, to $7.7 million from the balance at December 31, 2019. The balance of Loans held for sale usually relates to the timing and volume of residential loans originated for sale and the ultimate sale transaction, which is typically executed within a short time following the loan origination. From time to time, the Company may also sell loans that have been held in the loan portfolio. The sale of such loans may improve the Bank’s liquidity and capital position or may provide the Bank additional flexibility for more profitable and strategic future lending opportunities.
Goodwill and intangible assets, net. Goodwill and intangible assets, net at March 31, 2020 decreased $0.7 million, or 1%, to $67.2 million from the balance at December 31, 2019, due to Amortization of intangible assets. There was no change to Goodwill during the three months ended March 31, 2020.
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
Management performed its annual goodwill and indefinite-lived intangible asset impairment testing during the fourth quarter of 2019. The estimated fair value of Boston Private Wealth exceeded its carrying value. Management will perform the annual goodwill and indefinite-lived intangible asset impairment testing for this year in the fourth quarter of 2020. Management determined that there was not a trigger event in the first quarter of 2020 from the economic conditions related to the COVID-19 pandemic, and will continually monitor for triggering events that would warrant testing prior to the fourth quarter of 2020.
Right-of-use assets. Total right-of-use ("ROU") assets at March 31, 2020 decreased $3.2 million, or 3%, to $98.9 million compared to the balance at December 31, 2019. Upon adoption of the new lease accounting standard, ASU 2016-02, the Company recognized $108.5 million of ROU assets on the face of the Consolidated Balance Sheets as of January 1, 2019. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 14: Lease Accounting” for further details.
Total other assets. Total other assets, as presented in the table above, consists of the following line items from the Consolidated Balance Sheets: Premises and equipment, net; Fees receivable; Accrued interest receivable; Deferred income taxes, net; and Other assets. Total other assets at March 31, 2020 increased $57.3 million, or 15%, to $428.8 million from the balance at December 31, 2019. These changes resulted from the following factors:
•Other assets, which consist primarily of bank-owned life insurance, investment in partnerships, prepaid expenses, interest rate derivatives, and other receivables increased $64.0 million, or 22%, to $351.3 million at March 31, 2020 from $287.3 million at December 31, 2019. The increase was primarily driven by an increase in the market value of derivative assets, which was offset by an increase in the market value of derivative liabilities in Other liabilities.
•Deferred income taxes, net, decreased $5.8 million, or 51%, to $5.6 million at March 31, 2020 from $11.4 million at December 31, 2019. The decrease was primarily due to the current year tax effect of other comprehensive income as the tax effect of the adoption of ASU 2016-13 of $5.5 million was offset by the tax effect of the provision expense in the first quarter of 2020.
Deposits. Deposits at March 31, 2020 decreased $405.9 million, or 6%, compared to the balance at December 31, 2019. Average total deposits for the three months ended March 31, 2020 increased 5% from the same period in 2019 as shown in the average balance sheet. For further details, see “Results of Operations” above.
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

The following table presents the composition of the Company’s deposits at March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Balance	as a % of total	Balance	as a % of total
	(In thousands)
Demand deposits (non-interest bearing)	$2,020,440	29%	$1,971,013	27%
NOW (1)	586,718	9%	578,527	8%
Savings	66,288	1%	67,673	1%
Money market (1)	3,468,701	51%	3,969,330	55%
Certificates of deposit less than $100,000 (1)	161,845	2%	145,226	2%
Certificates of deposit $100,000 to $250,000	105,866	2%	94,095	1%
Certificates of deposit more than $250,000	425,714	6%	415,612	6%
Total deposits	$6,835,572	100%	$7,241,476	100%
_____________________
(1) Includes brokered deposits of $580.5 million and $422.4 million at March 31, 2020 and December 31, 2019, respectively.
Total borrowings. Total borrowings (consisting of Securities sold under agreements to repurchase, Federal funds purchased, FHLB borrowings, and Junior subordinated debentures) at March 31, 2020 increased $277.3 million, or 54%, compared to the balance at December 31, 2019, primarily driven by an increase in FHLB borrowings and federal funds purchased, partially offset by a decrease in repurchase agreements. The increase in total borrowings was primarily driven by the decrease in total deposits over the same period, as higher cost borrowings were needed to fund the balance sheet.
•FHLB borrowings increased $140.4 million, or 40%, to $491.3 million at March 31, 2020 from $350.8 million at December 31, 2019. The increase was primarily due to asset liability management considerations to fund the balance sheet as deposits decreased over the same period. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth and to manage interest rate risk, but can also be used as an additional source of liquidity for the Bank.
•From time to time, the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. At March 31, 2020, the Company had $145.0 million of federal funds purchased outstanding, compared to no federal funds purchased outstanding at December 31, 2019.
•Repurchase agreements decreased $8.1 million, or 15%, to $45.3 million at March 31, 2020 from $53.4 million at December 31, 2019. Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature.
Lease liabilities. Lease liabilities decreased $3.6 million, or 3%, to $113.6 million at March 31, 2020 compared to the balance at December 31, 2019. Upon adoption of the new lease accounting standard discussed above, the Company recognized $124.1 million of lease liabilities on the face of the Consolidated Balance Sheets as of January 1, 2019. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 14: Lease Accounting” for further details of the Company’s leases.
Total other liabilities. Total other liabilities, which consist primarily of accrued interest, accrued employee benefits, interest rate derivatives, the unfunded portion of partnership investment commitments, and other accrued expenses, increased $39.6 million, or 28% , to $180.5 million at March 31, 2020 compared to the balance at December 31, 2019. The increase was primarily driven by an increase in the market value adjustment on derivative liabilities, partially offset by the payment of accrued variable compensation, bonuses, and employee benefits in the first quarter of 2020 that had been accrued for at December 31, 2019.

Loan Portfolio and Credit Quality
Loans. Total loans increased $66.6 million, or 1%, to $7.0 billion, or 81% of total assets, as of March 31, 2020, from $7.0 billion, or 79% of total assets, as of December 31, 2019. The following table presents a summary of the loan portfolio based on the portfolio segment and changes in balances as of the dates indicated:

	March 31, 2020	December 31, 2019	$ Change	% Change
	(In thousands)
Commercial and industrial	$670,744	$694,034	$(23,290)	(3)%
Commercial tax-exempt	445,319	447,927	(2,608)	(1)%
Total commercial and industrial	1,116,063	1,141,961	(25,898)	(2)%
Commercial real estate	2,626,299	2,551,274	75,025	3%
Construction and land	238,293	225,983	12,310	5%
Residential	2,841,926	2,839,155	2,771	—%
Home equity	89,350	83,657	5,693	7%
Consumer and other	131,407	134,674	(3,267)	(2)%
Total loans	$7,043,338	$6,976,704	$66,634	1%
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
The Bank’s loans are affected by the economic and real estate markets in which they are located. Generally, commercial real estate, construction, and land loans are affected more than residential loans in an economic downturn. The ability to grow the loan portfolio is traditionally partially related to the Bank's ability to increase deposit levels. If, as a result of general economic conditions, market interest rates, competitive pressures, or otherwise, deposit levels at the Bank decrease relative to its overall banking operations, the Bank may be limited in its ability to grow its loan portfolio or may need to increase higher cost borrowings to fund growth in the loan portfolio.
The Bank’s commercial real estate loan portfolio, the largest portfolio segment after residential, includes loans secured by the following types of collateral as of the dates indicated:

	March 31, 2020	December 31, 2019
	(In thousands)
Multifamily and residential investment	$903,330	$899,583
Retail	632,239	631,796
Office and medical	506,086	487,133
Manufacturing, industrial, and warehouse	253,106	223,913
Hospitality	144,384	145,195
Other	187,154	163,654
Total commercial real estate loans	$2,626,299	$2,551,274

Geographic concentration. The following tables present the Company’s outstanding loan balance concentrations as of the dates indicated based on the location of the regional offices to which they are attributed.

	As of March 31, 2020
	New England		Northern California		Southern California		Total
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
Commercial and industrial	$504,592	7%	$61,243	1%	$104,909	2%	$670,744	10%
Commercial tax-exempt	335,166	5%	99,305	1%	10,848	—%	445,319	6%
Commercial real estate	1,046,453	15%	838,735	12%	741,111	10%	2,626,299	37%
Construction and land	156,696	2%	34,647	—%	46,950	1%	238,293	3%
Residential	1,521,187	22%	561,093	8%	759,646	11%	2,841,926	40%
Home equity	57,747	1%	19,103	—%	12,500	—%	89,350	1%
Consumer and other	103,118	2%	4,542	—%	23,747	—%	131,407	2%
Total loans (1)	$3,724,959	54%	$1,618,668	22%	$1,699,711	24%	$7,043,338	100%

	As of December 31, 2019
	New England		Northern California		Southern California		Total
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
Commercial and industrial	$558,701	8%	$46,330	1%	$89,003	1%	$694,034	10%
Commercial tax-exempt	338,737	5%	98,266	1%	10,924	—%	447,927	6%
Commercial real estate	1,027,133	15%	769,777	11%	754,364	11%	2,551,274	37%
Construction and land	152,100	2%	31,484	—%	42,399	1%	225,983	3%
Residential	1,540,592	22%	558,307	8%	740,256	11%	2,839,155	41%
Home equity	55,226	1%	17,357	—%	11,074	—%	83,657	1%
Consumer and other	104,258	2%	11,265	—%	19,151	—%	134,674	2%
Total loans (1)	$3,776,747	55%	$1,532,786	21%	$1,667,171	24%	$6,976,704	100%
________________________
(1)Regional percentage totals may not foot due to rounding.
Allowance for loan losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and totaled $68.2 million and $72.0 million as of March 31, 2020 and December 31, 2019, respectively.
The allowance for loan losses decreased $3.8 million to $68.2 million, or 0.97% of total loans, as of March 31, 2020 from $72.0 million, or 1.03% of total loans, as of December 31, 2019. The decrease was a result of the adoption of ASU 2016-13 on January 1, 2020, when the Company recognized a decrease in the allowance for loan losses of $20.4 million, partially offset by a provision for loan loss expense of $17.0 million in the first quarter of 2020.
The decrease in the allowance for loan losses of $20.4 million on adoption was driven primarily by the portfolio composition including the short-term nature of Commercial real estate loans, estimated prepayments, a change to the loan portfolio segmentation in which Commercial and industrial and Commercial tax-exempt loans were bifurcated given the different underlying risk characteristics, and the reasonable and supportable economic forecasts at the time of adoption. The increase in the allowance for loan losses of $17.0 million in the first quarter of 2020 was driven primarily by the changes in economic forecasts late in the first quarter of 2020 to reflect deteriorating economic conditions related to the COVID-19 pandemic. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 7: Allowance for Loan Losses” for an analysis of the Company’s allowance for loan losses.
Prior to the adoption of ASU 2016-13, the Company’s allowance for loan losses was comprised of three primary components (general reserves, allocated reserves on non-impaired special mention and substandard loans, and allocated reserves on impaired loans). Refer to "Note 1: Basis of Presentation and Summary of Significant Account Policies" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for details on that methodology.

The following table presents a summary of loans charged off, net of recoveries, by geography for the periods indicated. The geography assigned to the data is based on the location of the regional offices to which the loans are attributed.

	Three months ended March 31,
	2020	2019
	(In thousands)
Net loans (charged off)/ recovered:
New England	$15	$222
Northern California	122	18
Southern California	(485)	(312)
Total net loans (charged off)/ recovered	$(348)	$(72)
There were $0.3 million in net charge offs recorded in the first quarter of 2020 compared to $0.1 million of net charge-offs for the same period of 2019.
Nonperforming assets. The Company’s nonperforming assets include nonaccrual loans and OREO, if any. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of deeds in lieu of foreclosure. As of March 31, 2020, nonperforming assets totaled $24.3 million, or 0.28% of total assets, an increase of $8.2 million, or 51%, compared to $16.1 million, or 0.18% of total assets, as of December 31, 2019.
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest in accordance with the contractual terms of the loan agreement is in doubt. Despite a loan having a current payment status, if the Bank has reason to believe it may not collect all principal and interest on the loan in accordance with the related contractual terms, the Bank will generally discontinue the accrual of interest income and will apply any future interest payments received to principal. Of the $24.3 million of loans on nonaccrual status as of March 31, 2020, $15.0 million, or 62%, had a current payment status, $2.0 million, or 8%, were 30-89 days past due, and $7.3 million, or 30%, were 90 days or more past due. Of the $16.1 million of loans on nonaccrual status as of December 31, 2019, $9.8 million, or 61%, had a current payment status, $1.2 million, or 7%, were 30-89 days past due, and $5.1 million, or 32%, were 90 days or more past due.
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
Delinquencies. The past due status of a loan is determined in accordance with its contractual repayment terms. All loan types are reported past due when one scheduled payment is due and unpaid for 30 days or more. Loans 30-89 days past due decreased $11.0 million, or 43%, to $14.9 million as of March 31, 2020 from $25.9 million as of December 31, 2019. Loan delinquencies can be attributed to many factors, such as continuing weakness in, or deteriorating, economic conditions in the region in which the collateral is located, the loss of a tenant or lower lease rates for commercial borrowers, or the loss of income for consumers and the resulting liquidity impacts on the borrowers. The economic conditions created by the COVID-19 pandemic represent an example of an event that could cause an increase in delinquencies in future quarters. The Bank has instituted programs such as deferments, forbearances and second mortgages to help borrowers who have been impacted by the COVID-19 pandemic. Further deterioration in the credit condition of these delinquent loans could lead to the loans going to nonaccrual status and/or being downgraded. Downgrades would generally result in additional charge offs or provision for loan losses. Past due loans may be included with accruing substandard loans.
In certain instances, although very infrequently, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans 90 days or more past due, but still accruing, as of March 31, 2020 and December 31, 2019.
Impaired Loans. Impaired loans individually evaluated for impairment in the allowance for loan losses totaled $25.6 million as of March 31, 2020, an increase of $6.4 million, or 34%, compared to $19.2 million as of December 31, 2019. As of March 31, 2020, $1.1 million of the individually evaluated impaired loans had $0.3 million in specific reserve allocations. The remaining $24.5 million of individually evaluated impaired loans did not have specific reserve allocations due to the adequacy of collateral, prior charge-offs taken, interest collected and applied to principal, or a combination of these items. As of December 31, 2019, $1.1 million of individually evaluated impaired loans had $0.2 million in specific reserve allocations, and the remaining $18.1 million of individually evaluated impaired loans did not have specific reserve allocations.
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. As of March 31, 2020 and December 31, 2019, TDRs totaled $14.9 million and $12.6 million, respectively. As of March 31, 2020, $7.1 million of the $14.9 million in TDRs were on accrual status. As of December 31, 2019, $7.1 million of the $12.6 million in TDRs were on accrual status.
In the first quarter of 2020, in response to the COVID-19 pandemic, the Company initiated a mortgage deferment program under which principal and interest payments on qualifying loans are deferred for three months and the loan term is extended three months. As of March 31, 2020, 10 loans totaling approximately $5.0 million were processed under this program, though the Company expects increased volume in the second quarter of 2020.
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
As of March 31, 2020, the Bank has identified $87.9 million in potential problem loans, an increase of $30.0 million, or 52% compared to $57.9 million as of December 31, 2019. One New England commercial and industrial loan for $25.0 million accounted for most of this increase. Numerous factors impact the level of potential problem loans, including economic conditions and real estate values. These factors affect the borrower’s liquidity and, in some cases, the borrower’s ability to comply with loan covenants such as debt service coverage. For instance, when there is a loss of a major tenant in a commercial real estate building, the appraised value of the building generally declines. Loans may be downgraded when this occurs as a result of the additional risk to the borrower in obtaining a new tenant in a timely manner and negotiating a lease with similar or better terms than the previous tenant. In many cases, these loans are still current and paying as agreed, although future performance may be impacted.
The following table presents a roll-forward of nonaccrual loans for the three months ended March 31, 2020 and 2019:

	As of and for the three months ended March 31,
	2020	2019
	(In thousands)
Nonaccrual loans, beginning of period	$16,103	$14,057
Transfers in to nonaccrual status	11,336	347
Transfers out to accrual status	(2,230)	(33)
Charge-offs	(528)	(564)
Paid off/ paid down	(367)	(1,788)
Nonaccrual loans, end of period	$24,314	$12,019

The following table presents a summary of credit quality by geography, based on the location of the regional offices:

	March 31, 2020	December 31, 2019
	(In thousands)
Nonaccrual loans:
New England	$11,965	$9,764
Northern California	6,575	319
Southern California	5,774	6,020
Total nonaccrual loans	$24,314	$16,103
Loans 30-89 days past due and accruing:
New England	$8,955	$20,507
Northern California	2,347	2,593
Southern California	3,550	2,845
Total loans 30-89 days past due	$14,852	$25,945
Accruing classified loans: (1)
New England	$50,483	$20,428
Northern California	24,843	24,946
Southern California	12,622	12,548
Total accruing classified loans	$87,948	$57,922
___________________
(1) Accruing Classified may include both Substandard and Doubtful classifications.
The following table presents a summary of credit quality by loan type. The loan type assigned to the credit quality data is based on the purpose of the loan.

	March 31, 2020	December 31, 2019
	(In thousands)
Nonaccrual loans:
Commercial and industrial	$1,371	$582
Commercial tax-exempt	—	—
Commercial real estate	5,392	—
Construction and land	—	—
Residential	16,074	13,993
Home equity	1,476	1,525
Consumer and other	1	3
Total nonaccrual loans	$24,314	$16,103
Loans 30-89 days past due and accruing:
Commercial and industrial	$1,493	$828
Commercial tax-exempt	—	—
Commercial real estate	—	1,420
Construction and land	—	—
Residential	12,967	20,171
Home equity	319	369
Consumer and other	73	3,157
Total loans 30-89 days past due	$14,852	$25,945
Accruing classified loans: (1)
Commercial and industrial	$50,408	$24,987
Commercial tax-exempt	8,544	4,052
Commercial real estate	23,692	23,558
Construction and land	—	—
Residential	4,241	4,253
Home equity	1,063	1,072
Consumer and other	—	—
Total accruing classified loans	$87,948	$57,922
___________________
(1) Accruing Classified may include both Substandard and Doubtful classifications.

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
The following table presents certain liquidity measurements as of the dates indicated:

	March 31, 2020	December 31, 2019	$ Change	% Change
	(In thousands)
Cash and cash equivalents	$61,714	$292,479	$(230,765)	(79)%
Investment securities available-for-sale	993,166	978,284	14,882	2%
Equity securities at fair value	23,080	18,810	4,270	23%
Less: Securities pledged against current borrowings and derivatives	(119,528)	(88,444)	(31,084)	35%
Cash and investments	$958,432	$1,201,129	$(242,697)	(20)%
As a percent of assets	11%	14%

Access to additional FHLB borrowings	1,100,533	1,432,603	(332,070)	(23)%
Total liquidity	$2,058,965	$2,633,732	$(574,767)	(22)%
As a percent of assets	24%	30%
As a percent of deposits	30%	36%
At March 31, 2020, the Company’s Cash and cash equivalents amounted to $61.7 million. The Holding Company’s Cash and cash equivalents amounted to $41.8 million at March 31, 2020. Management believes that the Holding Company and its affiliates, including the Bank, have adequate liquidity to meet their commitments for the foreseeable future.
Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At March 31, 2020, consolidated Cash and cash equivalents, Investment securities available-for-sale and Equity securities at fair value less securities pledged against current borrowings and derivatives amounted to $1.0 billion, or 11% of total assets, compared to $1.2 billion, or 14% of total assets, at December 31, 2019. Future loan growth may depend upon the Company’s ability to grow its core deposit levels. The Bank anticipates funding the PPP loan originations with additional borrowing facilities under the PPPLF. In addition, the Company has access to available borrowings through the FHLB totaling $1.1 billion at March 31, 2020 and $1.4 billion at December 31, 2019. Combined, this liquidity totals $2.1 billion, or 24% of assets and 30% of deposits, as of March 31, 2020, compared to $2.6 billion, or 30% of assets and 36% of deposits, at December 31, 2019.
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
Holding Company Liquidity. The Company and noncontrolling interest holders of the Company’s majority-owned affiliate, DGHM, have contingent put options, call options, and mandatory repurchase obligations that would require the Company to purchase (and the noncontrolling interest owners of the majority-owned affiliate to sell) the remaining noncontrolling interest in DGHM at contractually predetermined values as determined by the operating agreement of DGHM. At March 31, 2020, the estimated maximum redemption value for DGHM related to outstanding put options was zero based on the contractually predetermined calculation in the DGHM operating agreement. These put and call options are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data - Note 14: Noncontrolling Interests” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Although not a primary source of funds, the Holding Company has generated liquidity from the sale of affiliates in the past. Additional funds were generated at the time of the sale of Anchor Capital Advisors LLC (“Anchor”) which occurred in April 2018 and the sale of Bingham, Osborn & Scarborough, LLC (“BOS”) which occurred in December 2018. As part of the sale agreements for both Anchor and BOS, the Company expects to receive future contingent payments for the remaining nine months of 2020 of approximately $1.7 million and $1.6 million at March 31, 2020, respectively.
Dividends from the Bank are limited by various regulatory requirements relating to capital adequacy and retained earnings. See Part II. Item 5. “Market for Registrant’s Common Equity, Related Stockholders Matters, and Issuers Purchases of Equity Securities” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for further details.
The Bank pays dividends to the Holding Company, subject to the approval of the Bank’s Board of Directors, depending on its profitability and asset growth. Dividends from the Bank to the Holding Company are limited to the sum of the Bank’s Net Income during the current calendar year and the retained net income of the prior two calendar years unless approved by regulators. If regulatory agencies were to require banks to increase their capital ratios, or impose other restrictions, it may limit the ability of the Bank to pay dividends to the Holding Company and/or limit the amount that the Bank could grow.
Although the Bank’s capital currently exceeds regulatory requirements for capital, the Holding Company could downstream additional capital to increase the rate that the Bank could grow. Depending upon the amount of capital downstreamed by the Holding Company, the approval of the Holding Company’s Board of Directors may be required prior to the payment, if any.
The Company is required to pay interest quarterly on its junior subordinated debentures. The estimated cash outlay for the remaining nine months of 2020 for the interest payments is approximately $2.1 million based on the debt outstanding at March 31, 2020. LIBOR is expected to be phased out as an index by the end of 2021, and $103.1 million of the Company's junior subordinated debentures are tied to LIBOR. The Company will need to negotiate an alternative benchmark rate to be used at the time.
The Company presently pays cash dividends on its common stock on a quarterly basis dependent upon a number of factors such as profitability, Holding Company liquidity, and the Company’s capital levels. However, the ultimate declaration of dividends by the Board of Directors of the Company will depend on consideration of, among other things, recent financial trends and internal forecasts, regulatory limitations, alternative uses of capital deployment, general economic conditions, and regulatory changes to capital requirements. Additionally, the Company is required to inform and consult with the Federal Reserve in advance of declaring a dividend that exceeds earnings for the period for which the dividend is being paid.
The Company's $0.12 per share dividend announced on April 29, 2020 for the first quarter of 2020 exceeded the Company's earnings for the quarter. As required, the Company received a non-objection letter from the Federal Reserve Bank of Boston to pay the proposed dividend. Given the current economic conditions and future forecasts, the Company’s Board of Directors will evaluate the amount of future dividends to be declared on a quarter by quarter basis. The Board of Directors could reduce or eliminate quarterly cash dividends based on the current or forecasted conditions if deemed prudent.
In the third quarter of 2019, the Company's Board of Directors approved, and the Company received regulatory non-objection for, a share repurchase program of up to $20.0 million of the Company's outstanding common shares. As of March 31, 2020, the Company completed its share repurchase program. See Part II. Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” for further details.
Bank Liquidity. The Bank has established various borrowing arrangements to provide additional sources of liquidity and funding. Management believes that the Bank currently has adequate liquidity available to respond to current demands. The Bank is a member of the FHLB of Boston, and as such, has access to short- and long-term borrowings from that institution. The FHLB can change the advance amounts that banks can utilize based on a bank’s current financial condition as obtained from publicly available data such as FDIC Call Reports. Decreases in the amount of FHLB borrowings available to the Bank would lower its liquidity and possibly limit the Bank’s ability to grow in the short-term. In addition, starting in the second quarter of 2020, the Bank anticipates borrowing from the PPPLF set up by the Federal Reserve in order to fund loans made through the PPP. Management believes that the Bank has adequate liquidity to meet its commitments for the foreseeable future.
In addition to the above liquidity, the Bank has access to the FRB discount window facility, which can provide short-term liquidity as “lender of last resort”. The use of non-core funding sources, including brokered deposits and borrowings, by the Bank may be limited by regulatory agencies. Generally, the regulatory agencies prefer that banks rely on core-funding sources for liquidity.
From time to time, the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. At March 31, 2020, the Bank had unused federal fund lines of credit totaling $365.0 million, compared to $500.0 million at December 31, 2019, with correspondent institutions to provide it with immediate access to overnight borrowings. At March 31, 2020, the Bank had $135.0 million of outstanding borrowings under the federal funds lines with these correspondent institutions along with an additional $10.0 million of outstanding borrowings under federal funds lines with the FHLB. At December 31, 2019, the Bank did not have any outstanding borrowings under the federal funds lines with these correspondent institutions nor outstanding borrowings under federal funds lines with the FHLB. Certain liquidity sources, such as federal funds lines, may be withdrawn by the correspondent bank at any time especially in the event of financial deterioration of the institution.

The Bank has negotiated brokered deposit agreements with several institutions that have nationwide distribution capabilities. The Bank participates in deposit placement services that can be used to provide customers to expanded deposit insurance coverage. At March 31, 2020, the Bank had $580.5 million of brokered deposits outstanding under these agreements, compared to $422.4 million at December 31, 2019.
If the Bank is no longer able to utilize the FHLB for borrowing, collateral currently used for FHLB borrowings could be transferred to other facilities such as the FRB’s discount window. In addition, the Bank could increase its usage of brokered deposits. Other borrowing arrangements may have higher rates than the FHLB would typically charge.
Capital Resources
Total shareholders’ equity at March 31, 2020 was $828.8 million compared to $819.0 million at December 31, 2019, an increase of $9.8 million. The increase in shareholders’ equity was primarily the result of the impact of the adoption of ASU 2016-13 and the change in accumulated other comprehensive income, partially offset by dividends paid to common shareholders and the repurchase of common shares.
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
The following table presents the Company’s and the Bank’s regulatory capital and related ratios as of March 31, 2020 and December 31, 2019. Also presented are the minimum requirements established by the Federal Reserve as of those dates for the Company and the Bank, respectively, to meet applicable capital requirements for the Bank to be considered “well capitalized” under the prompt corrective action provisions of the Federal Deposit Insurance Act. The Federal Reserve and the Massachusetts Division of Banks may impose higher capital ratios than those listed below based upon the results of regulatory exams.

	Actual		For capital adequacy purposes (at least)		To be well capitalized under prompt corrective action provisions (at least)		Minimum capital ratio with capital conservation buffer (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Ratio
	(In thousands)
As of March 31, 2020
Common equity tier 1 risk-based capital
Company	$742,044	11.20%	$298,230	4.5%	n/a	n/a	7.0%
Boston Private Bank	784,981	11.88	297,357	4.5	$429,515	6.5%	7.0
Tier 1 risk-based capital
Company	842,066	12.71	397,640	6.0	n/a	n/a	8.5
Boston Private Bank	784,981	11.88	396,475	6.0	528,634	8.0	8.5
Total risk-based capital
Company	914,572	13.80	530,187	8.0	n/a	n/a	10.5
Boston Private Bank	857,487	12.98	528,634	8.0	660,792	10.0	10.5
Tier 1 leverage capital
Company	842,066	9.69	347,650	4.0	n/a	n/a	4.0
Boston Private Bank	784,981	9.07	346,277	4.0	432,846	5.0	4.0

As of December 31, 2019
Common equity tier 1 risk-based capital
Company	$745,926	11.42%	$293,886	4.5%	n/a	n/a	7.0%
Boston Private Bank	778,635	11.97	292,717	4.5	$422,813	6.5%	7.0
Tier 1 risk-based capital
Company	846,337	12.96	391,848	6.0	n/a	n/a	8.5
Boston Private Bank	778,635	11.97	390,289	6.0	520,386	8.0	8.5
Total risk-based capital
Company	919,573	14.08	522,464	8.0	n/a	n/a	10.5
Boston Private Bank	851,733	13.09	520,386	8.0	650,482	10.0	10.5
Tier 1 leverage capital
Company	846,337	9.77	346,398	4.0	n/a	n/a	4.0
Boston Private Bank	778,635	9.03	344,958	4.0	431,198	5.0	4.0
____________________
(1) Required capital ratios with the capital conservation buffer added to the minimum risk-based capital ratios.
The Company has sponsored the creation of two statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. In accordance with ASC 810-10-55, Consolidation - Overall - Implementation Guidance and Illustrations - Variable Interest Entities, these statutory trusts are not consolidated into the Company’s financial statements; however, the Company reflects the amounts of junior subordinated debentures payable to the preferred stockholders of statutory trusts as debt in its financial statements. As of both March 31, 2020 and December 31, 2019, all $100.0 million of the net balance of these trust preferred securities qualified as Tier 1 capital.
Recent Accounting Pronouncements
See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 15: Recent Accounting Pronouncements” for a description of upcoming changes to accounting principles generally accepted in the United States that may materially impact the Company.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in the Interest Rate Sensitivity and Market Risk as described in Part II. Item 7A. “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Sensitivity and Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
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
Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of March 31, 2020 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries, was made known to the certifying officers by others within the Company and its consolidated subsidiaries in the reports that it files or submits under the Exchange Act and is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. On a quarterly basis, the Company evaluates the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.
(b) Change in internal controls over financial reporting.
Effective January 1, 2020, the Company adopted the CECL accounting standard ASU 2016-13, Financial Instruments (Topic 326). The Company designed new controls and modified existing controls as part of the adoption. These additional controls over financial reporting included controls over model creation and design, model governance, and assumptions. There were no other changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting

PART II. Other Information

Item 1.  Legal Proceedings
The Company is involved in various legal proceedings from time to time. In the opinion of management, the final disposition of these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.
Item 1A.  Risk Factors
This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020 (“Annual Report”), based on information currently known to us and recent developments since the date of the Annual Report filing. The matters discussed below should be read in conjunction with the risks described in Part I. Item 1A. “Risk Factors” of our Annual Report. However, the risks and uncertainties that we face are not limited to those described below and those set forth in the Annual Report. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities, particularly in light of the fast-changing nature of the COVID-19 pandemic, responsive containment measures taken and the related impacts to economic and operating conditions.
The COVID-19 pandemic, and the measures taken to control its spread, will continue to adversely impact our employees, customers, business operations and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted.
The COVID-19 pandemic has, and will likely continue to, severely impact the national economy and the regional and local markets in which we operate, lower equity market valuations, create significant volatility and disruption in capital and debt markets, and increase unemployment levels. Our business operations may be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. We are subject to heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements that we have put in place for our employees. Federal Reserve actions to combat the economic contraction caused by the COVID-19 pandemic, including the reduction of the target federal funds rate and quantitative easing programs, could, if prolonged, adversely affect our net interest income and margins, and our profitability. The continued closures of many businesses and the institution of social distancing, shelter in place and stay home orders in the states and communities we serve, have reduced business activity and financial transactions, and may impact the execution of our strategic plan, such as by delaying strategic hiring. It is unclear whether any COVID-19 pandemic-related businesses losses that we or our customers may suffer will be covered by existing insurance policies. Additionally, these shelter in place and stay home orders may hinder our ability to conduct timely property appraisals, which could delay or impact the accuracy of the recognition of credit losses in our loan portfolios. Changes in customer behavior due to worsening business and economic conditions or legislative or regulatory initiatives may impact the demand for our products and services, which could adversely affect our revenue, including due to an increase in the Bank’s provision for loan loss expense. Because of adverse economic and market conditions affecting issuers, we may be required to recognize impairments on the securities we hold, goodwill, intangible assets, and right-of-use assets, as well as reductions in other comprehensive income. The increase in market volatility and a corresponding increase in trading frequency means that our Wealth Management and Trust business is subject to an increased risk of trading errors, and the risk that any trading errors are of an increased magnitude. While the COVID-19 pandemic negatively impacted our results of operations for the first quarter of 2020, the extent to which the COVID-19 pandemic will continue to impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic, as well as further actions we may take as may be required by government authorities or that we determine is in the best interests of our employees and customers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the pandemic.
Our participation in the SBA’s PPP may expose us to reputational harm, increased litigation risk, as well as the risk that the SBA may not fund some or all of the guarantees associated with PPP loans, which could result in these loans being charged off.
We have approved approximately 1,100 loans aggregating approximately $425.0 million through the PPP. Lenders participating in the PPP have faced increased public scrutiny about their loan application process and procedures, and the nature and type of the borrowers receiving PPP loans. We depend on our reputation as a trusted and responsible financial services company to compete effectively in the communities that we serve, and any negative public or customer response to, or any litigation or claims that might arise out of, our participation in the PPP and any other legislative or regulatory initiatives and programs that may be enacted in response to the COVID-19 pandemic, could adversely impact our business. Other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP, and we may be subject to the same or similar litigation. In addition, if the SBA determines that there is a deficiency in the manner in which a PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes repurchases of the Company’s outstanding common shares in the first quarter of 2020.

	Issuer Purchases of Equity Securities
Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum approximate dollar value of shares that may yet be purchased under the plans
January 1 - 31, 2020	—	$—	—	$12,807,043
February 1 - 29, 2020	221,249	10.38	899,414	10,511,555
March 1 - 31, 2020	1,343,811	7.82	2,243,225	—
Total	1,565,060	$8.18	2,243,225	$—
On August 13, 2019, the Company received a notice of non-objection from the Federal Reserve Bank of Boston for a share repurchase program of up to $20.0 million of the Company’s outstanding common shares and the Company’s Board of Directors approved the program, subject to regulatory non-objection, on August 7, 2019. The program was completed in March 2020.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

Item 6.  Exhibits
(a) Exhibits

Exhibit No.	Description	Incorporated by Reference			Filed or Furnished with this 10-Q
		Form	SEC Filing Date	Exhibit Number
3.1	Boston Private Financial Holdings, Inc. 2020 Omnibus Incentive Plan	S-8	4/28/2020	99.1
3.2	Form of Non-Qualified Stock Option Agreement for Employees under the Boston Private Financial Holdings, Inc. 2020 Omnibus Incentive Plan	S-8	4/28/2020	99.2
3.3	Form of Performance Restricted Stock Unit Award Agreement for Employees under the Boston Private Financial Holdings, Inc. 2020 Omnibus Incentive Plan	S-8	4/28/2020	99.3
3.4	Form of Restricted Stock Unit Award Agreement for Employees under the Boston Private Financial Holdings, Inc. 2020 Omnibus Incentive Plan	S-8	4/28/2020	99.4
3.5	Form of Non-Qualified Stock Option Agreement for the Chief Executive Officer under the Boston Private Financial Holdings, Inc. 2020 Omnibus Incentive Plan	S-8	4/28/2020	99.5
3.6	Form of Performance Restricted Stock Unit Award Agreement for the Chief Executive Officer under the Boston Private Financial Holdings, Inc. 2020 Omnibus Incentive Plan	S-8	4/28/2020	99.6
3.7	Form of Restricted Stock Unit Award Agreement for the Chief Executive Officer under the Boston Private Financial Holdings, Inc. 2020 Omnibus Incentive Plan	S-8	4/28/2020	99.7
31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)				Filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

/s/ ANTHONY DECHELLIS
May 8, 2020	Anthony DeChellis
Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ STEVEN M. GAVEN
May 8, 2020	Steven M. Gaven
Executive Vice President, Chief Financial Officer