Form 10-Q
period 2020-06-30
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2020-08-06
CIK 821127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
Or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2020:

Common Stock, Par Value $1.00 Per Share	82,196,822
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION, ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)
	June 30, 2020	December 31, 2019
	(In thousands, except share and per share data)
Assets:
Cash and cash equivalents	$179,027	$292,479
Investment securities available-for-sale (amortized cost of $959,850 and $966,900 at June 30, 2020 and December 31, 2019, respectively)	1,002,970	978,284
Investment securities held-to-maturity (fair value of $43,351 and $47,949 at June 30, 2020 and December 31, 2019, respectively)	42,495	48,212
Equity securities at fair value	24,492	18,810
Stock in Federal Home Loan Bank and Federal Reserve Bank	42,407	39,078
Loans held for sale	9,786	7,386
Total loans	7,332,954	6,976,704
Less: Allowance for loan losses	89,324	71,982
Net loans	7,243,630	6,904,722
Premises and equipment, net	43,805	44,527
Goodwill	57,607	57,607
Intangible assets, net	8,935	10,352
Fees receivable	3,921	4,095
Accrued interest receivable	24,918	24,175
Deferred income taxes, net	9,116	11,383
Right-of-use assets	94,143	102,075
Other assets	371,654	287,316
Total assets	$9,158,906	$8,830,501
Liabilities:
Deposits	$7,427,397	$7,241,476
Securities sold under agreements to repurchase	46,623	53,398
Federal Home Loan Bank borrowings	426,313	350,829
Junior subordinated debentures	106,363	106,363
Lease liabilities	108,234	117,214
Other liabilities	218,771	140,820
Total liabilities	8,333,701	8,010,100
Redeemable Noncontrolling Interests	—	1,383
Shareholders’ Equity:
Common stock, $1.00 par value; authorized: 170,000,000 shares; issued and outstanding: 82,058,483 shares at June 30, 2020 and 83,265,674 shares at December 31, 2019	82,058	83,266
Additional paid-in capital	594,463	600,708
Retained earnings	118,647	127,469
Accumulated other comprehensive income	30,037	7,575
Total shareholders’ equity	825,205	819,018
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$9,158,906	$8,830,501
See accompanying notes to Consolidated Financial Statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$62,807	$71,943	$129,165	$141,876
Taxable investment securities	859	1,121	1,727	2,306
Non-taxable investment securities	2,005	1,901	4,003	3,802
Mortgage-backed securities	2,566	2,706	5,353	5,603
Short-term investments and other	582	1,057	1,653	1,965
Total interest and dividend income	68,819	78,728	141,901	155,552
Interest expense:
Deposits	7,335	14,515	20,131	28,573
Federal Home Loan Bank borrowings	1,755	5,027	3,789	7,807
Junior subordinated debentures	764	1,080	1,681	2,201
Repurchase agreements and other short-term borrowings	27	646	105	1,173
Total interest expense	9,881	21,268	25,706	39,754
Net interest income	58,938	57,460	116,195	115,798
Provision/(credit) for loan losses	22,604	1,363	39,566	(63)
Net interest income after provision/(credit) for loan losses	36,334	56,097	76,629	115,861
Fees and other income:
Wealth management and trust fees	17,261	18,912	35,632	37,970
Investment management fees	1,770	2,455	3,695	5,105
Other banking fee income	2,395	2,867	4,885	5,366
Gain on sale of loans, net	204	58	304	131
Gain on OREO, net	—	—	—	91
Other	1,032	88	(333)	965
Total fees and other income	22,662	24,380	44,183	49,628
Operating expense:
Salaries and employee benefits	33,937	32,706	69,033	68,432
Occupancy and equipment	7,560	7,852	15,206	16,200
Information systems	7,113	5,137	13,838	10,997
Professional services	3,446	3,313	7,047	6,873
Marketing and business development	2,313	1,934	4,203	3,019
Amortization of intangibles	702	672	1,417	1,344
FDIC insurance	767	585	767	1,245
Restructuring	—	—	—	1,646
Other	5,615	3,460	10,850	6,456
Total operating expense	61,453	55,659	122,361	116,212
Income/(loss) before income taxes	(2,457)	24,818	(1,549)	49,277
Income tax expense	841	5,369	943	10,286
Net income/(loss) before attribution to noncontrolling interests	(3,298)	19,449	(2,492)	38,991
(Continued)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Less: Net income attributable to noncontrolling interests	—	69	6	169
Net income/(loss) attributable to the Company	$(3,298)	$19,380	$(2,498)	$38,822
Adjustments to net income/(loss) attributable to the Company to arrive at net income/(loss) attributable to common shareholders	—	(816)	414	741
Net income/(loss) attributable to common shareholders for earnings/(loss) per share calculation	$(3,298)	$18,564	$(2,084)	$39,563
Basic earnings/(loss) per share attributable to common shareholders:
Total attributable to common shareholders:	$(0.04)	$0.22	$(0.03)	$0.47
Weighted average basic common shares outstanding	81,929,752	83,565,780	82,464,438	83,426,213
Diluted earnings/(loss) per share attributable to common shareholders:
Total attributable to common shareholders:	$(0.04)	$0.22	$(0.03)	$0.47
Weighted average diluted common shares outstanding	81,929,752	84,048,972	82,464,438	84,036,050
 See accompanying notes to Consolidated Financial Statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands)
Net income/(loss) attributable to the Company	$(3,298)	$19,380	$(2,498)	$38,822
Other comprehensive income/(loss), net of tax:
Net unrealized gain/(loss) on securities available-for-sale	8,198	10,665	22,687	22,233
Unrealized gain/(loss) on cash flow hedges	(302)	(6)	(302)	(33)
Reclassification adjustment for net realized (gain)/loss included in net income	107	(136)	107	(356)
Net unrealized gain/(loss) on cash flow hedges	(195)	(142)	(195)	(389)
Net unrealized gain/(loss) on other	(30)	—	(30)	—
Other comprehensive income/(loss), net of tax	7,973	10,523	22,462	21,844
Total comprehensive income/(loss) attributable to the Company, net of tax	$4,675	$29,903	$19,964	$60,666
 See accompanying notes to Consolidated Financial Statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited) Six months ended June 30, 2020 and 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
	(In thousands, except share data)
Balance at December 31, 2018	$83,656	$600,196	$87,821	$(17,719)	$753,954
Net income/(loss) attributable to the Company	—	—	38,822	—	38,822
Other comprehensive income/(loss), net	—	—	—	21,844	21,844
Dividends paid to common shareholders: $0.24 per share	—	—	(20,200)	—	(20,200)
Net proceeds from issuance of:
143,147 shares of common stock	143	990	—	—	1,133
37,511 shares of incentive stock grants, net of 9,377 shares canceled or forfeited and 115,173 shares withheld for employee taxes	(88)	(587)	—	—	(675)
Amortization of stock compensation and employee stock purchase plan	—	2,340	—	—	2,340
Stock options exercised	63	372	—	—	435
Other equity adjustments	—	558	—	—	558
Balance at June 30, 2019	$83,774	$603,869	$106,443	$4,125	$798,211

Balance at December 31, 2019	$83,266	$600,708	$127,469	$7,575	$819,018
Impact due to change in accounting principle (1)	—	—	13,492	—	13,492
Net income/(loss) attributable to the Company	—	—	(2,498)	—	(2,498)
Other comprehensive income/(loss), net	—	—	—	22,462	22,462
Dividends paid to common shareholders: $0.24 per share	—	—	(19,816)	—	(19,816)
Repurchase of 1,565,060 shares of common stock	(1,565)	(11,242)	—	—	(12,807)
Net proceeds from issuance of:
111,055 shares of common stock	111	949	—	—	1,060
271,004 shares of incentive stock grants, net of 31,159 shares withheld for employee taxes	240	3,436	—	—	3,676
Amortization of stock compensation and employee stock purchase plan	—	(879)	—	—	(879)
Stock options exercised	7	48	—	—	55
Other equity adjustments	(1)	1,443	—	—	1,442
Balance at June 30, 2020	$82,058	$594,463	$118,647	$30,037	$825,205
_____________________
(1) Impact due to the adoption of ASU 2016-13, Financial Instruments (Topic 326) (“ASU 2016-13”). See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 15: Recent Accounting Pronouncements.”
See accompanying notes to Consolidated Financial Statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited) Three months ended June 30, 2020 and 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
	(In thousands, except share data)
Balance at March 31, 2019	$83,774	$604,288	$97,155	$(6,398)	$778,819
Net income/(loss) attributable to the Company	—	—	19,380	—	19,380
Other comprehensive income/(loss), net	—	—	—	10,523	10,523
Dividends paid to common shareholders: $0.12 per share	—	—	(10,092)	—	(10,092)
Net proceeds from issuance of:
39,156 shares of common stock	39	114	—	—	153
16,916 shares of incentive stock grants, net of 6,401 shares canceled or forfeited and 101,262 shares withheld for employee taxes	(92)	(753)	—	—	(845)
Amortization of stock compensation and employee stock purchase plan	—	988	—	—	988
Stock options exercised	53	332	—	—	385
Other equity adjustments	—	(1,100)	—	—	(1,100)
Balance at June 30, 2019	$83,774	$603,869	$106,443	$4,125	$798,211

Balance at March 31, 2020	$81,800	$593,167	$131,761	$22,064	$828,792
Net income/(loss) attributable to the Company	—	—	(3,298)	—	(3,298)
Other comprehensive income/(loss), net	—	—	—	7,973	7,973
Dividends paid to common shareholders: $0.12 per share	—	—	(9,816)	—	(9,816)
Net proceeds from issuance of:
22,727 shares of common stock	23	117	—	—	140
265,465 shares of incentive stock grants, net of 30,195 shares withheld for employee taxes	235	3,379	—	—	3,614
Amortization of stock compensation and employee stock purchase plan	—	(2,227)	—	—	(2,227)
Other equity adjustments	—	27	—	—	27
Balance at June 30, 2020	$82,058	$594,463	$118,647	$30,037	$825,205
See accompanying notes to Consolidated Financial Statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six months ended June 30,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income/(loss) attributable to the Company	$(2,498)	$38,822
Adjustments to arrive at net income/(loss):
Net income attributable to noncontrolling interests	6	169
Net income/(loss) before attribution to noncontrolling interests	(2,492)	38,991
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	11,630	11,712
Net income attributable to noncontrolling interests	(6)	(169)
Stock compensation, net of cancellations	2,997	2,933
Provision/(credit) for loan losses	39,566	(63)
Loans originated for sale	(42,611)	(17,103)
Proceeds from sale of loans held for sale	40,451	16,406
Deferred income tax expense/(benefit)	(12,233)	959
Decrease/(increase) in right-of-use assets	7,932	(2,419)
Increase/(decrease) in operating lease liabilities	(8,980)	2,476
Net decrease/(increase) in other operating activities	(11,973)	(26,560)
Net cash provided by/(used in) operating activities	24,281	27,163
Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(29,481)	(9,845)
Maturities, calls, redemptions, and principal payments	32,481	64,230
Investment securities held-to-maturity:
Principal payments	5,541	15,872
Equity securities at fair value:
Transfers out	(28,137)	(35,349)
Transfers in	22,455	30,485
(Investments)/distributions in trusts, net	(209)	504
Contingent considerations from divestitures	2,497	2,019
(Purchase)/redemption of Federal Home Loan Bank and Federal Reserve Bank stock	(3,329)	(15,190)
Net increase in portfolio loans	(358,604)	(188,548)
Proceeds from recoveries of loans previously charged off	235	577
Proceeds from sale of OREO	—	492
Capital expenditures	(4,221)	(811)
Net cash provided by/(used in) investing activities	(360,772)	(135,564)
(Continued)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six months ended June 30,
	2020	2019
	(In thousands)
Cash flows from financing activities:
Net increase/(decrease) in deposits	185,921	(343,207)
Net increase/(decrease) in securities sold under agreements to repurchase	(6,775)	25,444
Net increase/(decrease) in federal funds purchased	—	(115,000)
Net increase/(decrease) in short-term Federal Home Loan Bank borrowings	(75,000)	340,000
Advances of long-term Federal Home Loan Bank borrowings	425,000	290,000
Repayments of long-term Federal Home Loan Bank borrowings	(274,516)	(130,076)
Dividends paid to common shareholders	(19,816)	(20,200)
Repurchase of common stock	(12,807)	—
Proceeds from stock option exercises	55	435
Proceeds from issuance of common stock	1,060	1,133
Tax withholding for share based compensation awards	(200)	(1,268)
Distributions paid to noncontrolling interests	(6)	(169)
Other equity adjustments	123	(194)
Net cash provided by/(used in) financing activities	223,039	46,898
Net increase/(decrease) in cash and cash equivalents	(113,452)	(61,503)
Cash and cash equivalents at beginning of year	292,479	127,259
Cash and cash equivalents at end of period	$179,027	$65,756

Supplemental disclosure of cash flow items:
Cash paid for interest	$25,106	$37,382
Cash paid for income taxes, (net of refunds received)	$1,969	$14,277
Change in unrealized gain/(loss) on available-for-sale securities, net of tax	$22,687	$22,233
Change in unrealized gain/(loss) on cash flow hedges, net of tax	$(195)	$(389)
Change in unrealized gain/(loss) on other, net of tax	$(30)	$—
Non-cash transactions:
Loans charged off	$(2,074)	$(759)
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
The Private Banking segment is comprised of the banking operations of Boston Private Bank & Trust Company (the “Bank” or “Boston Private Bank”), a trust company chartered by the Commonwealth of Massachusetts, whose deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”), and a wholly-owned subsidiary of the Company. Boston Private Bank is a member of the Federal Reserve Bank of Boston and primarily operates in three geographic markets: New England, Northern California, and Southern California. The Private Banking segment is principally engaged in providing private banking services to high net worth individuals, privately-owned businesses and partnerships, and nonprofit organizations. In addition, the Private Banking segment is an active provider of financing for affordable housing, first-time homebuyers, economic development, social services, community revitalization and small businesses.
The Wealth Management and Trust segment is comprised of Boston Private Wealth LLC (“Boston Private Wealth”), a registered investment adviser (“RIA”) and wholly-owned subsidiary of the Bank, as well as the trust operations of Boston Private Bank. The Wealth Management and Trust segment offers planning-based financial strategies, wealth management, family office, financial planning, tax planning, and trust services to individuals, families, institutions, and nonprofit institutions. On September 1, 2019, KLS Professional Advisors Group, LLC (“KLS”) merged with and into Boston Private Wealth. Prior to the merger, the results of KLS were reported in a third reportable segment, “Affiliate Partners”, as discussed below. The Wealth Management and Trust segment operates in New England, New York, Southeast Florida, Northern California, and Southern California.
Prior to the third quarter of 2019, the Company had three reportable segments: Affiliate Partners, Private Banking, and Wealth Management and Trust. The Affiliate Partners segment was comprised of two affiliates: KLS and Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”), each of which are RIAs. With the integration of KLS into Boston Private Wealth in September of 2019, the Company reorganized its segment reporting structure to align with how its financial performance and strategy are reviewed and managed. The results of KLS are included in the results of Boston Private Wealth within the Wealth Management and Trust segment, and the results of DGHM are included within the Holding Company and Eliminations for all periods presented. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 3: Asset Sales and Divestitures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for additional information.
The Company conducts substantially all of its business through its two reportable segments. All significant intercompany accounts and transactions have been eliminated in consolidation, and the portion of income allocated to the owners other than the Company is included in “Net income attributable to noncontrolling interests” in the Consolidated Statements of Operations for the periods owned. Redeemable noncontrolling interests, if any, in the Consolidated Balance Sheets reflect the maximum redemption value of agreements with the owners of DGHM.
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
The Company’s significant accounting policies are described in Part II. Item 8. “Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC. For interim reporting purposes, the Company follows the same significant accounting policies, except for the following new accounting pronouncements from the Financial Accounting Standards Board (the “FASB”) that were adopted effective January 1, 2020:
•In June 2016, the FASB issued ASU 2016-13. Throughout 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”); ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”); ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 942)—Effective Dates (“ASU 2019-10”); and ASU 2019-11, Codification

Improvements to Topic 326, Financial Instruments—Credit Losses (“ASU 2019-11”). This update and related amendments to Topic 326 are intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology with a current expected credit losses (“CECL”) model methodology that reflects expected credit losses and requires consideration of a reasonable and supportable forecast to inform credit loss estimates. This ASU is effective for fiscal years beginning after December 15, 2019. The Company adopted this update on January 1, 2020 utilizing a modified retrospective approach. On adoption of ASU 2016-13 on January 1, 2020, the Company recognized a decrease in the allowance for loan losses of $20.4 million and an increase in the reserve for unfunded loan commitments of $1.4 million. The net, after-tax impact of the decrease in the allowance for loan losses and the increase in the reserve for unfunded loan commitments was an increase to Retained earnings of $13.5 million as shown in the Consolidated Statements of Changes in Shareholders’ Equity.
2. Earnings/(Loss) Per Share
The treasury stock method of calculating earnings/(loss) per share (“EPS”) is presented below for the three and six months ended June 30, 2020 and 2019. The following tables present the computations of basic and diluted EPS:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands, except share and per share data)
Basic earnings/(loss) per share - Numerator:
Net income/(loss) before attribution to noncontrolling interests	$(3,298)	$19,449	$(2,492)	$38,991
Less: Net income attributable to noncontrolling interests	—	69	6	169
Net income/(loss) attributable to the Company	(3,298)	19,380	(2,498)	38,822
Decrease/(increase) in noncontrolling interests’ redemption values (1)	—	(816)	414	741
Net income/(loss) attributable to common shareholders, treasury stock method	$(3,298)	$18,564	$(2,084)	$39,563
Basic earnings/(loss) per share - Denominator:
Weighted average basic common shares outstanding	81,929,752	83,565,780	82,464,438	83,426,213
Per share data - Basic earnings/(loss) per share:
Total attributable to common shareholders	$(0.04)	$0.22	$(0.03)	$0.47

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands, except share and per share data)
Diluted earnings/(loss) per share - Numerator:
Net income/(loss) attributable to common shareholders, after assumed dilution	$(3,298)	$18,564	$(2,084)	$39,563
Diluted earnings/(loss) per share - Denominator:
Weighted average basic common shares outstanding	81,929,752	83,565,780	82,464,438	83,426,213
Dilutive effect of: Time-based and market-based stock options, performance-based and time-based restricted stock, and performance-based and time-based restricted stock units, and other dilutive securities (2)	—	483,192	—	609,837
Weighted average diluted common shares outstanding (2)	81,929,752	84,048,972	82,464,438	84,036,050
Per share data - Diluted earnings/(loss) per share:
Total attributable to common shareholders	$(0.04)	$0.22	$(0.03)	$0.47
Dividends per share declared and paid on common stock	$0.12	$0.12	$0.24	$0.24
_____________________
(1)See Part II. Item 8. “Financial Statements and Supplementary Data - Note 14: Noncontrolling Interests” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for a description of the redemption values related to the redeemable noncontrolling interests. In accordance with the FASB Accounting Standards Codification Distinguishing Liabilities from Equity (“ASC 480”), an increase in redemption value from period to period reduces income attributable to common shareholders. A decrease in redemption value from period to period increases income attributable to common shareholders, but only to the extent that the cumulative change in redemption value remains a cumulative increase since adoption of this standard in the first quarter of 2009.
(2)The diluted EPS computations for the three and six months ended June 30, 2020 and 2019 do not assume the conversion, exercise, or contingent issuance of the following shares for the following periods because the result would have been anti-

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
dilutive for the periods indicated. This includes shares excluded from the computation of diluted earnings/(loss) per share because the effect would have been anti-dilutive given the net loss during the period, and out-of-the money options, where the exercise prices were greater than the average market price of common shares for the period, because their inclusion would have been anti-dilutive As a result of the anti-dilution, the potential common shares excluded from the diluted EPS computation are as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Anti-dilutive shares excluded from computation of average dilutive EPS	(In thousands)
Potential common shares from: options, restricted stock, or other dilutive securities	2,328	750	1,813	820
Total anti-dilutive shares excluded from computation of average dilutive EPS	2,328	750	1,813	820

3. Reportable Segments
Management reporting
The Company has two reportable segments: (i) Private Banking and (ii) Wealth Management and Trust, as well as Boston Private Financial Holdings, Inc. (the “Holding Company”) within Holding Company and Eliminations. The financial performance of the Company is managed and evaluated according to these two segments. Each segment is managed by a segment leader (“Segment Leader”) who has full authority and responsibility for the performance and the allocation of resources within their segment. The Company’s Chief Executive Officer (“CEO”) is the Company’s Chief Operating Decision Maker (“CODM”).
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

Reconciliation of reportable segment items
The following tables present a reconciliation of the revenues, expenses, assets, and other significant items of reportable segments as of and for the three and six months ended June 30, 2020 and 2019.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Private Banking (1)	(In thousands)
Net interest income	$59,690	$58,419	$117,780	$117,756
Fees and other income	3,597	2,804	4,705	6,062
Total revenue	63,287	61,223	122,485	123,818
Provision/(credit) for loan losses	22,604	1,363	39,566	(63)
Operating expense (2)	42,914	37,805	85,502	79,122
Income/(loss) before income taxes	(2,231)	22,055	(2,583)	44,759
Income tax expense/(benefit)	(1,255)	4,878	(2,186)	9,308
Net income/(loss) before attribution to noncontrolling interests	(976)	17,177	(397)	35,451
Net income/(loss) attributable to the Company	$(976)	$17,177	$(397)	$35,451

Assets	$9,104,761	$8,619,399	$9,104,761	$8,619,399
Amortization of intangibles	$64	$—	$141	$—
Depreciation	$2,611	$2,373	$5,237	$5,043

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Wealth Management and Trust (1)	(In thousands)
Net interest income	$7	$104	$79	$210
Fees and other income	17,292	18,956	35,777	38,082
Total revenue	17,299	19,060	35,856	38,292
Operating expense (2)	14,651	14,409	30,100	29,976
Income before income taxes	2,648	4,651	5,756	8,316
Income tax expense	898	1,520	1,972	2,714
Net income before attribution to noncontrolling interests	1,750	3,131	3,784	5,602
Net income attributable to the Company	$1,750	$3,131	$3,784	$5,602

Assets	$146,254	$151,128	$146,254	$151,128
Amortization of intangibles	$638	$672	$1,276	$1,344
Depreciation	$286	$333	$580	$700

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Holding Company and Eliminations (1)	(In thousands)
Net interest income (3)	$(759)	$(1,063)	$(1,664)	$(2,168)
Fees and other income	1,773	2,620	3,701	5,484
Total revenue	1,014	1,557	2,037	3,316
Operating expense	3,888	3,445	6,759	7,114
Income/(loss) before income taxes	(2,874)	(1,888)	(4,722)	(3,798)
Income tax expense/(benefit)	1,198	(1,029)	1,157	(1,736)
Net income/(loss) before attribution to noncontrolling interests	(4,072)	(859)	(5,879)	$(2,062)
Noncontrolling interests	—	69	6	169
Net income/(loss) attributable to the Company	$(4,072)	$(928)	$(5,885)	$(2,231)

Assets (including eliminations)	$(92,109)	$(57,654)	$(92,109)	$(57,654)
Depreciation	$38	$49	$77	$96

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Total Company (1)	(In thousands)
Net interest income	$58,938	$57,460	$116,195	$115,798
Fees and other income	22,662	24,380	44,183	49,628
Total revenue	81,600	81,840	160,378	165,426
Provision/(credit) for loan losses	22,604	1,363	39,566	(63)
Operating expense	61,453	55,659	122,361	116,212
Income/(loss) before income taxes	(2,457)	24,818	(1,549)	49,277
Income tax expense	841	5,369	943	10,286
Net income/(loss) before attribution to noncontrolling interests	(3,298)	19,449	(2,492)	38,991
Noncontrolling interests	—	69	6	169
Net income/(loss) attributable to the Company	$(3,298)	$19,380	$(2,498)	$38,822

Assets	$9,158,906	$8,712,873	$9,158,906	$8,712,873
Amortization of intangibles	$702	$672	$1,417	$1,344
Depreciation	$2,935	$2,755	$5,894	$5,839
_____________________
(1)Due to rounding, the sum of individual segment results may not add up to the Total Company results.
(2)Operating expense related to the Private Banking and Wealth Management and Trust segments includes restructuring expense of $1.3 million and $0.4 million, respectively, for the six months ended June 30, 2019. There were no other restructuring expenses in other periods presented.
(3)Interest expense on junior subordinated debentures is included in Holding Company and Eliminations.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
4. Investments
The following table presents a summary of investment securities at June 30, 2020 and December 31, 2019:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
At June 30, 2020
Available-for-sale securities at fair value:
U.S. government and agencies	$19,959	$1,162	$—	$21,121
Government-sponsored entities	153,225	5,718	—	158,943
Municipal bonds	315,056	18,899	—	333,955
Mortgage-backed securities (1)	471,610	17,515	(174)	488,951
Total	$959,850	$43,294	$(174)	$1,002,970

Held-to-maturity securities at amortized cost:
Mortgage-backed securities (1)	$42,495	$888	$(32)	$43,351
Total	$42,495	$888	$(32)	$43,351

Equity securities at fair value:
Money market mutual funds (2)	$24,492	$—	$—	$24,492
Total	$24,492	$—	$—	$24,492

At December 31, 2019
Available-for-sale securities at fair value:
U.S. government and agencies	$19,955	$42	$(57)	$19,940
Government-sponsored entities	154,963	1,292	—	156,255
Municipal bonds	312,977	12,551	(73)	325,455
Mortgage-backed securities (1)	479,005	1,117	(3,488)	476,634
Total	$966,900	$15,002	$(3,618)	$978,284

Held-to-maturity securities at amortized cost:
Mortgage-backed securities (1)	$48,212	$53	$(316)	$47,949
Total	$48,212	$53	$(316)	$47,949

Equity securities at fair value:
Money market mutual funds (2)	$18,810	$—	$—	$18,810
Total	$18,810	$—	$—	$18,810
_____________________
(1)All mortgage-backed securities are guaranteed by the U.S. government, U.S. government agencies, or government-sponsored entities.
(2)Money market mutual funds maintain a constant net asset value of $1.00 and therefore have no unrealized gain or loss.
The Company adopted ASU 2016-13 as of January 1, 2020. Under ASU 2016-13, the Company is required to assess the investment portfolio for credit impairment. The Company considers the held-to-maturity portfolio to meet the "zero loss" expectation requirements. All held-to-maturity securities owned by the Company are AAA rated mortgage-backed securities that are backed by the guarantees of U.S. government, U.S. government agencies or government-sponsored entities. The Company has experienced zero losses for these securities. In addition, as of June 30, 2020, no held-to-maturity securities were past due. Therefore, no credit allowance was recorded on the held-to-maturity investment portfolio. The Company evaluated the available-for-sale investment securities on a security by security basis and identified no security with impairment. Therefore, no credit allowance was booked on the available-for-sale investment portfolio. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 15: Recent Accounting Pronouncements” for additional information on ASU 2016-13.
The following table presents the maturities of available-for-sale investment securities, based on contractual maturity, as of June 30, 2020. Certain securities are callable before their final maturity. Additionally, certain securities (such as mortgage-backed securities) are shown within the table below based on their final (contractual) maturity, but due to prepayments and amortization are expected to have shorter lives.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Available-for-sale Securities
	Amortized Cost	Fair Value
	(In thousands)
Within one year	$45,957	$46,277
After one, but within five years	301,995	314,345
After five, but within ten years	231,164	244,374
Greater than ten years	380,734	397,974
Total	$959,850	$1,002,970
The following table presents the maturities of held-to-maturity investment securities, based on contractual maturity, as of June 30, 2020.

	Held-to-maturity Securities
	Amortized Cost	Fair Value
	(In thousands)
After five, but within ten years	$34,732	$35,377
Greater than ten years	7,763	7,974
Total	$42,495	$43,351
The following table presents the maturities of equity securities, based on contractual maturity, as of June 30, 2020.

	Equity Securities
	Amortized Cost	Fair Value
	(In thousands)
Within one year	$24,492	$24,492
Total	$24,492	$24,492
During the three and six months ended June 30, 2020 and 2019, there were no sales of available-for-sale, held-to- maturity, or equity securities.
The following tables present information regarding securities at June 30, 2020 and December 31, 2019 having temporary impairment, due to the fair values having declined below the amortized cost of the individual securities, and the time period that the investments have been temporarily impaired.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except number of securities)
June 30, 2020
Available-for-sale securities
Mortgage-backed securities (1)	$20,871	$(45)	$10,622	$(129)	$31,493	$(174)	28
Total	$20,871	$(45)	$10,622	$(129)	$31,493	$(174)	28

Held-to-maturity securities
Mortgage-backed securities (1)	$2,135	$(9)	$2,024	$(23)	$4,159	$(32)	2
Total	$2,135	$(9)	$2,024	$(23)	$4,159	$(32)	2

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except number of securities)
December 31, 2019
Available-for-sale securities
U.S. government and agencies	$9,899	$(57)	$—	$—	$9,899	$(57)	1
Government-sponsored entities	1,725	—	—	—	1,725	—	1
Municipal bonds	9,149	(73)	—	—	9,149	(73)	4
Mortgage-backed securities (1)	140,723	(1,016)	187,043	(2,472)	327,766	(3,488)	85
Total	$161,496	$(1,146)	$187,043	$(2,472)	$348,539	$(3,618)	91

Held-to-maturity securities
Mortgage-backed securities (1)	$10,328	$(11)	$30,451	$(305)	$40,779	$(316)	14
Total	$10,328	$(11)	$30,451	$(305)	$40,779	$(316)	14
_____________________
(1)All mortgage-backed securities are guaranteed by the U.S. government, U.S. government agencies, or government-sponsored entities.
As of June 30, 2020, the mortgage-backed securities in the first table above had current Standard and Poor’s credit rating of at least AAA. As of June 30, 2020, the Company determined that the unrealized losses on investments, since their purchase, is primarily attributed to changes in interest rates and not as a result of the deterioration of credit quality. As of June 30, 2020, the Company had no intent to sell any securities in an unrealized loss position, and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized loss amounts.
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
Other investments, which are included in other assets, can be temporarily impaired when the fair values decline below the amortized costs of the individual investments. There were no other investments with unrealized losses as of June 30, 2020 or December 31, 2019. The Company’s other investments primarily include low income housing partnerships which generate tax credits. The Company also holds partnership interests in small business investment companies formed to provide financing to small businesses and to promote community development. The Company had $74.8 million and $65.5 million in other investments included in Other assets as of June 30, 2020 and December 31, 2019, respectively.
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of June 30, 2020	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available-for-sale securities:
U.S. government and agencies	$21,121	$—	$21,121	$—
Government-sponsored entities	158,943	—	158,943	—
Municipal bonds	333,955	—	333,955	—
Mortgage-backed securities	488,951	—	488,951	—
Total available-for-sale securities	1,002,970	—	1,002,970	—
Equity securities	24,492	24,492	—	—
Derivatives - interest rate customer swaps	96,968	—	96,968	—
Derivatives - risk participation agreement	21	—	21	—
Trading securities held in the “rabbi trust” (1)	6,328	6,328	—	—

Liabilities:
Derivatives - interest rate customer swaps	$97,760	$—	$97,760	$—
Derivatives - interest rate swaps	274	—	274	—
Derivatives - risk participation agreement	478	—	478	—
Deferred compensation “rabbi trust” (1)	6,320	6,320	—	—

		Fair value measurements at reporting date using:
	As of December 31, 2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available-for-sale securities:
U.S. government and agencies	$19,940	$—	$19,940	$—
Government-sponsored entities	156,255	—	156,255	—
Municipal bonds	325,455	—	325,455	—
Mortgage-backed securities	476,634	—	476,634	—
Total available-for-sale securities	978,284	—	978,284	—
Equity securities	18,810	18,810	—	—
Derivatives - interest rate customer swaps	36,089	—	36,089	—
Derivatives - risk participation agreements	10	—	10	—
Trading securities held in the “rabbi trust” (1)	6,119	6,119	—	—

Liabilities:
Derivatives - interest rate customer swaps	$36,580	$—	$36,580	$—
Derivatives - risk participation agreements	242	—	242	—
Deferred compensation “rabbi trust” (1)	6,112	6,112	—	—
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
As of June 30, 2020 and December 31, 2019, available-for-sale securities consisted of U.S. government and agencies securities, government-sponsored entities securities, municipal bonds, and mortgage-backed securities. Available-for-sale Level 2 securities generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
market data from similar assets and include government-sponsored entities securities, municipal bonds, mortgage-backed securities, “off-the-run” U.S. Treasury securities, and certain investments in Small Business Administration's (the "SBA") loans (which are categorized as U.S. government and agencies securities). “Off-the-run” U.S. Treasury securities are Treasury bonds and notes issued before the most recently issued bond or note of a particular maturity. When Treasuries move to the secondary over-the-counter market, they become less frequently traded, therefore, they are considered “off-the-run.” No investments held as of June 30, 2020 or December 31, 2019 were categorized as Level 3.
As of June 30, 2020 and December 31, 2019, equity securities consisted of Level 1 money market mutual funds that are valued with prices quoted in active markets.
In managing its interest rate and credit risk, the Company may utilize derivative instruments including interest rate customer swaps, interest rate swaps, and risk participation agreements. As a service to its customers, the Company may utilize derivative instruments including customer foreign exchange forward contracts to manage its foreign exchange risk, if any. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities, and therefore, they have been categorized as a Level 2 measurement as of June 30, 2020 and December 31, 2019. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 8: Derivatives and Hedging Activities” for further details.
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
The Company has determined that the majority of inputs used to value its derivatives are within Level 2. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy as of June 30, 2020 and December 31, 2019.
Trading securities held in the rabbi trust consist of publicly traded mutual fund investments that are valued at prices quoted in active markets. Therefore, they have been categorized as Level 1 as of June 30, 2020 and December 31, 2019.
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
There were no transfers for assets or liabilities recorded at fair value on a recurring basis as of June 30, 2020 and December 31, 2019. There were no Level 3 assets valued on a recurring basis at June 30, 2020 or December 31, 2019. There were no changes in the valuation techniques used for measuring the fair value.
The following tables present the Company’s assets measured at fair value on a non-recurring basis during the periods ended June 30, 2020 and June 30, 2019, respectively, aggregated by the level in the fair value hierarchy within which those measurements fall.

	As of June 30, 2020	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended June 30, 2020	Six months ended June 30, 2020
	(In thousands)
Assets:
Impaired loans (1)	$98	$—	$—	$98	$(1,219)	$(1,198)
_____________________
(1)Collateral-dependent impaired loans held as of June 30, 2020 that had write-downs or recoveries in fair value or whose specific reserve changed during the six months ended June 30, 2020.

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
_____________________
(1)Collateral-dependent impaired loans held as of June 30, 2019 that had write-downs or recoveries in fair value or whose specific reserve changed during the six months ended June 30, 2019.
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	As of June 30, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$98	Appraisals of Collateral	Discount for costs to sell	10% - 10%	10%
			Appraisal adjustments	—%	—%

	As of June 30, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$1,144	Appraisals of Collateral	Discount for costs to sell	—% - 5%	4%
			Appraisal adjustments	—%	—%
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables present the carrying values and fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis:

	As of June 30, 2020
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$179,027	$179,027	$179,027	$—	$—
Investment securities held-to-maturity	42,495	43,351	—	43,351	—
Loans held for sale	9,786	9,958	—	9,958	—
Loans, net	7,243,630	7,082,051	—	—	7,082,051
Other financial assets	71,246	71,246	—	71,246	—
FINANCIAL LIABILITIES:
Deposits	7,427,397	7,429,520	—	7,429,520	—
Securities sold under agreements to repurchase	46,623	46,623	—	46,623	—
Federal Home Loan Bank borrowings	426,313	428,014	—	428,014	—
Junior subordinated debentures	106,363	69,863	—	—	69,863
Other financial liabilities	2,557	2,557	—	2,557	—

	As of December 31, 2019
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$292,479	$292,479	$292,479	$—	$—
Investment securities held-to-maturity	48,212	47,949	—	47,949	—
Loans held for sale	7,386	7,475	—	7,475	—
Loans, net	6,904,722	6,883,360	—	—	6,883,360
Other financial assets	67,348	67,348	—	67,348	—
FINANCIAL LIABILITIES:
Deposits	7,241,476	7,241,739	—	7,241,739	—
Securities sold under agreements to repurchase	53,398	53,398	—	53,398	—
Federal Home Loan Bank borrowings	350,829	351,233	—	351,233	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	1,957	1,957	—	1,957	—
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
Investment securities held-to-maturity
Investment securities held-to-maturity consist of mortgage-backed securities as of June 30, 2020 and December 31, 2019. The mortgage-backed securities are fixed income instruments that are not quoted on an exchange, but may be traded in active markets. The fair value of these securities is based on quoted market prices obtained from external pricing services. The principal market for our securities portfolio is the secondary institutional market, with an exit price that is predominantly reflective of bid level pricing in that market. Accordingly, held-to-maturity mortgage-backed securities are classified as Level 2.
There were no transfers of the Company's financial instruments that are not measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019.
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
Federal funds purchased, if any
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
Junior subordinated debentures
The fair values of the junior subordinated debentures issued by Boston Private Capital Trust I and Boston Private Capital Trust II are estimated using Level 3 inputs such as the interest rates on these securities, current rates for similar debt, and regulatory changes that would result in an unfavorable change in the regulatory capital treatment of this type of debt.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
Other financial liabilities
Other financial liabilities consists of accrued interest payable for which the carrying amount approximates fair value and is classified as Level 2 measurements.
Financial instruments with off-balance sheet risk, if any
The Bank’s commitments to originate loans and for unused lines and outstanding letters of credit are primarily at market interest rates and therefore, the carrying amount approximates fair value.
6. Loan Portfolio and Credit Quality
The Bank’s lending activities are conducted principally in the regions of New England, Northern California, and Southern California. The Bank originates single and multi-family residential loans, commercial real estate loans, commercial and industrial loans, commercial tax-exempt loans, construction and land loans, and home equity and other consumer loans. Most loans are secured by borrowers’ personal or business assets. The ability of the Bank’s single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic conditions within the Bank’s lending areas. Commercial, construction, and land borrowers’ ability to repay is generally dependent upon the health of the economy and real estate values, including the performance of the construction sector. Accordingly, the ultimate collectability of a substantial portion of the Bank’s loan portfolio is susceptible to changing conditions in the New England, Northern California, and Southern California economies and real estate markets.
Beginning in the first quarter of 2020, the Company made a change to the loan portfolio segmentation in which Commercial and industrial and Commercial tax-exempt loans were bifurcated given their different underlying risk characteristics. Beginning in the second quarter of 2020, the Company also added a segment for loans originated under the SBA's Paycheck Protection Program (the "PPP"). For the period ended December 31, 2019, there were no PPP loans as the SBA initiated the program in the first quarter of 2020 in response to the COVID-19 pandemic.
The following table presents a summary of the loan portfolio based on the portfolio segment as of the dates indicated:

	June 30, 2020	December 31, 2019
	(In thousands)
Commercial and industrial	$565,748	$694,034
Paycheck Protection Program	370,034	—
Commercial tax-exempt	419,264	447,927
Commercial real estate	2,676,708	2,551,274
Construction and land	240,211	225,983
Residential	2,859,627	2,839,155
Home equity	84,588	83,657
Consumer and other	116,774	134,674
Total	$7,332,954	$6,976,704
The following table presents nonaccrual loans receivable by class of receivable as of the dates indicated:

	June 30, 2020	December 31, 2019
	(In thousands)
Commercial and industrial	$3,649	$582
Commercial real estate	5,285	—
Residential	16,394	13,993
Home equity	195	1,525
Consumer and other	81	3
Total	$25,604	$16,103
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, although infrequent, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There was one commercial real estate loan with a balance less than $0.1 million 90 days or more past due, but still accruing, as of June 30, 2020 and no loans 90 days or more past due, but still accruing, as of December 31, 2019. The Bank’s policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six consecutive months). For troubled debt restructured loans (“TDRs”), a return to accrual status generally requires timely payments for a period of six months in accordance with the restructured loan terms, along with meeting other criteria.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables show the payment status of loans receivable by class of receivable as of the dates indicated:

	June 30, 2020
	Accruing Past Due			Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Total Accruing Past Due	Current	30-89 Days Past Due	90 Days or Greater Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$3,058	$43	$3,101	$636	$—	$3,013	$3,649	$558,998	$565,748
Paycheck Protection Program	—	—	—	—	—	—	—	370,034	370,034
Commercial tax-exempt	—	—	—	—	—	—	—	419,264	419,264
Commercial real estate (1)	—	925	975	5,285	—	—	5,285	2,670,448	2,676,708
Construction and land	—	—	—	—	—	—	—	240,211	240,211
Residential	—	747	747	7,473	1,586	7,335	16,394	2,842,486	2,859,627
Home equity	489	251	740	8	139	48	195	83,653	84,588
Consumer and other	7	15	22	1	—	80	81	116,671	116,774
Total	$3,554	$1,981	$5,585	$13,403	$1,725	$10,476	$25,604	$7,301,765	$7,332,954
______________________
(1) There was one commercial real estate loan with a balance less than $0.1 million that was 90+ days past due and accruing at June 30, 2020. Total accruing past due amount will not sum across for this reason.

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
Generally when a collateral dependent loan becomes impaired, an updated appraisal of the collateral, if appropriate, is obtained. If the impaired loan has not been upgraded to a performing status within a reasonable amount of time, the Bank will continue to obtain updated appraisals as deemed necessary, especially during periods of declining property values. The COVID-19 pandemic has limited the Bank’s ability to obtain updated appraisals. In lieu of appraisals, the Bank may use other valuation techniques in the short-term. The Bank did not use any alternative valuation techniques in the second quarter of 2020.
The past due status of a loan is determined in accordance with its contractual repayment terms. All loan types are reported past due when one scheduled payment is due and unpaid for 30 days or more.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
Credit quality indicators
The Bank uses a risk rating system to monitor the credit quality of its loan portfolio. Loan classifications are assessments made by the Bank of the status of the loans based on the facts and circumstances known to the Bank, including management’s judgment, at the time of assessment. Some or all of these classifications may change in the future if there are unexpected changes in the financial condition of the borrower, including but not limited to, changes resulting from continuing deterioration in employment levels, general business and economic conditions on a national basis or in the local markets in which the Bank operates adversely affecting, among other things, real estate values. Such conditions, as well as other factors which adversely affect borrowers’ ability to service or repay loans, typically result in changes in loan default and charge-off rates, and increased provisions for loan losses, which would adversely affect the Company’s financial performance and financial condition. These circumstances are not entirely foreseeable and, as a result, it may not be possible to accurately reflect them in the Company’s analysis of credit risk. Generally, only commercial loans, including commercial real estate, other commercial and industrial loans, commercial tax-exempt loans, and construction and land loans, are given a numerical grade.
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables present the loan portfolio’s credit risk profile by internally assigned grade and class of receivable as of the dates indicated:

	June 30, 2020
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Classified (1)	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$513,576	$8,628	$39,895	$3,649	$565,748
Paycheck Protection Program	370,034	—	—	—	370,034
Commercial tax-exempt	408,326	2,460	8,478	—	419,264
Commercial real estate	2,460,827	175,661	34,935	5,285	2,676,708
Construction and land	235,378	4,833	—	—	240,211
Residential	2,839,005	—	4,228	16,394	2,859,627
Home equity	83,343	—	1,050	195	84,588
Consumer and other	116,393	300	—	81	116,774
Total	$7,026,882	$191,882	$88,586	$25,604	$7,332,954

	December 31, 2019
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Classified (1)	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$656,364	$12,101	$24,987	$582	$694,034
Commercial tax-exempt	436,721	7,154	4,052	—	447,927
Commercial real estate	2,495,702	32,014	23,558	—	2,551,274
Construction and land	225,526	457	—	—	225,983
Residential	2,820,909	—	4,253	13,993	2,839,155
Home equity	81,060	—	1,072	1,525	83,657
Consumer and other	134,371	300	—	3	134,674
Total	$6,850,653	$52,026	$57,922	$16,103	$6,976,704
______________________
(1) Accruing Classified may include both Substandard and Doubtful classifications.
The following table presents the loan portfolio’s credit risk profile by loan origination year and class of receivable as of the dates indicated:

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	June 30, 2020
	Loan Origination Year By Loan Grade or Nonaccrual Status
	2020	2019	2018	2017	2016	Prior	Revolving	Total
	(In thousands)
Commercial and industrial
Pass	$24,040	$92,841	$72,857	$16,771	$25,701	$57,514	$223,852	$513,576
Special Mention	—	676	963	1,439	—	2,837	2,713	8,628
Accruing Classified (1)	200	4,423	7,455	14,726	1,358	442	11,291	39,895
Nonaccrual	49	161	—	197	—	14	3,228	3,649
Total	$24,289	$98,101	$81,275	$33,133	$27,059	$60,807	$241,084	$565,748
Paycheck Protection Program
Pass	$370,034	$—	$—	$—	$—	$—	$—	$370,034
Total	$370,034	$—	$—	$—	$—	$—	$—	$370,034
Commercial tax-exempt
Pass	$12,665	$15,912	$40,819	$24,606	$107,595	$206,729	$—	$408,326
Special Mention	—	—	—	—	—	2,460	—	2,460
Accruing Classified (1)	—	—	—	3,975	—	4,503	—	8,478
Total	$12,665	$15,912	$40,819	$28,581	$107,595	$213,692	$—	$419,264
Commercial real estate
Pass	$187,358	$481,495	$260,482	$338,837	$393,779	$725,465	$73,411	$2,460,827
Special Mention	20,640	34,666	27,114	790	37,704	54,747	—	175,661
Accruing Classified (1)	1,252	11,536	—	1,179	8,878	12,090	—	34,935
Nonaccrual	—	5,285	—	—	—	—	—	5,285
Total	$209,250	$532,982	$287,596	$340,806	$440,361	$792,302	$73,411	$2,676,708
Construction and land
Pass	$5,937	$61,095	$77,695	$47,276	$16,928	$26,447	$—	$235,378
Special Mention	—	—	4,833	—	—	—	—	4,833
Total	$5,937	$61,095	$82,528	$47,276	$16,928	$26,447	$—	$240,211
Residential
Pass	$332,172	$583,429	$448,630	$459,227	$438,329	$577,218	$—	$2,839,005
Accruing Classified (1)	—	—	—	—	—	4,228	—	4,228
Nonaccrual	—	262	1,084	2,529	—	12,519	—	16,394
Total	$332,172	$583,691	$449,714	$461,756	$438,329	$593,965	$—	$2,859,627
Home equity
Pass	$—	$—	$454	$248	$686	$12,998	$68,957	$83,343
Accruing Classified (1)	—	—	—	—	—	1,050	—	1,050
Nonaccrual	—	—	—	—	—	56	139	195
Total	$—	$—	$454	$248	$686	$14,104	$69,096	$84,588
Consumer and other
Pass	$1,388	$318	$38	$—	$88	$806	$113,755	$116,393
Special Mention	—	—	—	—	—	—	300	300
Nonaccrual	—	—	73	—	—	—	8	81
Total	$1,388	$318	$111	$—	$88	$806	$114,063	$116,774
Total
Pass	$933,594	$1,235,090	$900,975	$886,965	$983,106	$1,607,177	$479,975	$7,026,882
Special Mention	20,640	35,342	32,910	2,229	37,704	60,044	3,013	191,882
Accruing Classified (1)	1,452	15,959	7,455	19,880	10,236	22,313	11,291	88,586
Nonaccrual	49	5,708	1,157	2,726	—	12,589	3,375	25,604
Total	$955,735	$1,292,099	$942,497	$911,800	$1,031,046	$1,702,123	$497,654	$7,332,954
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables present, by class of receivable, the balance of impaired loans with and without a related allowance, the associated allowance for those impaired loans with a related allowance, and the total unpaid principal on impaired loans:

	As of and for the three and six months ended June 30, 2020
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	QTD Average Recorded Investment	YTD Average Recorded Investment	QTD Interest Income Recognized while Impaired	YTD Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$3,434	$3,456	n/a	$1,323	$1,058	$—	$6
Paycheck Protection Program	—	—	n/a	—	—	—	—
Commercial tax-exempt	—	—	n/a	—	—	—	—
Commercial real estate	6,007	6,122	n/a	6,064	3,964	8	17
Construction and land	—	—	n/a	—	—	—	—
Residential	16,309	16,569	n/a	16,331	15,903	143	260
Home equity	391	391	n/a	1,258	1,383	7	10
Consumer and other	—	—	n/a	—	—	—	—
Subtotal	$26,141	$26,538	n/a	24,976	$22,308	158	$293
With an allowance recorded:
Commercial and industrial	$259	$268	$(161)	265	$273	1	$1
Paycheck Protection Program	—	—	—	—	—	—	—
Commercial tax-exempt	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—
Residential	528	528	(60)	530	532	2	6
Home equity	263	263	(18)	267	269	2	4
Consumer and other	—	—	—	—	—	—	—
Subtotal	$1,050	$1,059	$(239)	$1,062	$1,074	$5	$11
Total:
Commercial and industrial	$3,693	$3,724	$(161)	$1,588	$1,331	$1	$7
Paycheck Protection Program	—	—	—	—	—	—	—
Commercial tax-exempt	—	—	—	—	—	—	—
Commercial real estate	6,007	6,122	—	6,064	3,964	8	17
Construction and land	—	—	—	—	—	—	—
Residential	16,837	17,097	(60)	16,861	16,435	145	266
Home equity	654	654	(18)	1,525	1,652	9	14
Consumer and other	—	—	—	—	—	—	—
Total	$27,191	$27,597	$(239)	$26,038	$23,382	$163	$304
_____________________
(1)Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, if applicable, which was applied to principal.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three and six months ended June 30, 2019
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	QTD Average Recorded Investment	YTD Average Recorded Investment	QTD Interest Income Recognized while Impaired	YTD Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$1,669	$2,616	n/a	$1,520	$1,328	$10	$25
Commercial tax-exempt	—	—	n/a	—	—	—	—
Commercial real estate	—	—	n/a	—	78	—	256
Construction and land	—	—	n/a	—	—	—	—
Residential	15,127	15,387	n/a	14,079	12,605	103	240
Home equity	2,497	3,059	n/a	2,359	2,018	1	1
Consumer and other	—	—	n/a	—	—	—	—
Subtotal	$19,293	$21,062	n/a	$17,958	$16,029	$114	$522
With an allowance recorded:
Commercial and industrial	$441	$441	$93	$596	$1,036	$4	$20
Commercial tax-exempt	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—
Residential	778	778	74	733	752	6	13
Home equity	274	274	24	69	776	1	1
Consumer and other	—	—	—	—	—	—	—
Subtotal	$1,493	$1,493	$191	$1,398	$2,564	$11	$34
Total:
Commercial and industrial	$2,110	$3,057	$93	$2,116	$2,364	$14	$45
Commercial tax-exempt	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	78	—	256
Construction and land	—	—	—	—	—	—	—
Residential	15,905	16,165	74	14,812	13,357	109	253
Home equity	2,771	3,333	24	2,428	2,794	2	2
Consumer and other	—	—	—	—	—	—	—
Total	$20,786	$22,555	$191	$19,356	$18,593	$125	$556
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
As of June 30, 2020, 336 residential and home equity loans with a current outstanding principal balance of $214.5 million were processed under this deferment program.
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
As of June 30, 2020, the Bank has pledged $2.3 billion of loans in a blanket lien agreement with the FHLB. The Bank also has $358.2 million of loans pledged as collateral at the FRB for access to their discount window. As of December 31, 2019, the Bank had pledged $2.5 billion of loans to the FHLB and $395.3 million of loans at the FRB.
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. These loans are outside of the guidelines to not be considered a TDR by recent regulatory guidance. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. As of June 30, 2020 and December 31, 2019, TDRs totaled $14.8 million and $12.6 million, respectively. As of June 30, 2020, $8.9 million of the $14.8 million in TDRs were on accrual status. As of December 31, 2019, $7.1 million of the $12.6 million in TDRs were on accrual status.
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
The following tables present the balance of TDRs that were restructured or defaulted during the periods indicated:

As of and for the three months ended June 30, 2020
	Restructured Current Quarter			TDRs that defaulted in the Current Quarter that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
(In thousands, except number of loans)
Commercial and industrial	—	$—	$—	—	$—
Paycheck Protection Program	—	—	—	—	—
Commercial tax exempt	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Residential	—	—	—	1	1,562
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	—	$—	$—	1	$1,562

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

As of and for the six months ended June 30, 2020
	Restructured Year to Date			TDRs that defaulted in the Year to Date that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
(In thousands, except number of loans)
Commercial and industrial (1)	1	$50	$50	—	$—
Paycheck Protection Program	—	—	—	—	—
Commercial tax exempt	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Residential (2)	1	2,373	2,373	1	1,562
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	2	$2,423	$2,423	1	$1,562
_____________________
(1)Represents the following type of concession: extension of maturity and reduction in interest rate.
(2)Represents the following type of concession: payment deferral.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

As of and for the three months ended June 30, 2019
	Restructured Current Quarter			TDRs that defaulted in the Current Quarter that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
(In thousands, except number of loans)
Commercial and industrial	—	$—	$—	—	$—
Commercial tax exempt	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Residential (1)	1	222	222	—	—
Home equity (1)	1	274	274	—	—
Consumer and other	—	—	—	—	—
Total	2	$496	$496	—	$—
_____________________
(1)Represents the following type of concession: temporary reduction of interest rate.

	As of and for the six months ended June 30, 2019
	Restructured Year to Date			TDRs that defaulted in the Year to Date that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
	(In thousands, except number of loans)
Commercial and industrial	1	$179	$179	—	$—
Commercial tax exempt	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Residential	2	3,222	3,222	—	—
Home equity	1	274	274	—	—
Consumer and other	—	—	—	—	—
Total	4	$3,675	$3,675	—	$—

	As of and for the six months ended June 30, 2019
	Extension of term		Temporary rate reduction		Payment deferral		Combination of concessions		Total concessions
	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment
	(In thousands, except number of loans)
Commercial and industrial	1	$179	—	$—	—	$—	—	$—	1	$179
Commercial tax exempt	—	—	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential	—	—	2	3,222	—	—	—	—	2	3,222
Home equity	—	—	1	274	—	—	—	—	1	274
Consumer and other	—	—	—	—	—	—	—	—	—	—
	1	$179	3	$3,496	—	$—	—	$—	4	$3,675
In response to the COVID-19 pandemic, the Bank initiated a mortgage deferment program under which principal and interest payments on qualifying loans are generally deferred for initially three months and the loan term is extended three months; if requested, the loan can be deferred for an additional three months. Loans that are deferred under the program are not considered TDRs or past due based on current regulatory guidance. As of June 30, 2020, 336 residential and home equity loans totaling $214.5 million were processed under this deferment program.

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
The following table presents a summary of the loan participations serviced for others and loans serviced for others based on class of receivable as of the dates indicated:

	June 30, 2020	December 31, 2019
	(In thousands)
Commercial and industrial	$15,122	$14,533
Commercial tax-exempt	17,829	18,101
Commercial real estate	124,312	121,929
Construction and land	72,474	75,451
Total loan participations serviced for others	$229,737	$230,014

Residential	$130,114	$204,696
Total loans serviced for others	$130,114	$204,696
Total loans include deferred loan origination (fees)/costs, net, of $(1.6) million and $8.1 million as of June 30, 2020 and December 31, 2019, respectively. The change in the balance of loan origination (fees)/costs, net, between December 31, 2019 and June 30, 2020 was primarily driven by PPP loan origination fees in the second quarter of 2020.
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
Under the CECL methodology, which the Company adopted on January 1, 2020, the Company estimates credit losses on a collective basis for loans sharing similar risk characteristics using a quantitative model combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output. The quantitative model utilizes a factor-based approach to estimate expected credit losses using probability of default and loss given default, which are derived from a selected peer group's historical default and loss experience. The model estimates expected credit losses using loan level data over the contractual life of the exposure, considering the effect of estimated prepayments and curtailments. Reasonable and supportable economic forecasts are incorporated into the estimate over a reasonable and supportable forecast period, beyond which is a reversion to the Company's historical long-run average. Management has determined a reasonable and supportable period of two years and a straight line reversion period of twelve months to be appropriate for purposes of estimating expected credit losses. Management also applies a weight to the various forecasts chosen to determine the reasonable and supportable economic forecasts. The Company's qualitative assessment is based on factors outlined in regulatory guidance and include the following:
• Volume and trend of past-due, non-accrual, and adversely-graded loans
• Trends in volume and terms of loans
• Concentration risk
• Experience and depth of management
• Risk surrounding lending policy and underwriting standards
• Risk surrounding loan review
• Banking industry conditions, other external factors, and inherent model risk
Loans that no longer share similar risk characteristics with any pools of assets are subject to individual assessment and are removed from the collectively assessed pools to avoid double counting. For the loans that will be individually assessed, the Company will use either a discounted cash flow approach or a fair value of collateral approach. The latter approach will be used for loans deemed to be collateral dependent or when foreclosure is probable.
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
The allowance for loan losses, which is reported as a reduction of outstanding loan balances, totaled $89.3 million and $72.0 million as of June 30, 2020 and December 31, 2019, respectively.
Beginning in the first quarter of 2020, the Company made a change to the loan portfolio segmentation as it relates to the allowance for loan losses in which Commercial and industrial and Commercial tax-exempt loans were bifurcated given their different underlying risk characteristics. For the periods ended June 30, 2019, the Provision/(credit) for loan losses and related allowance balance in the allowance for loan losses for tax-exempt commercial and industrial loans is included with Commercial and industrial loans. Beginning in the second quarter of 2020, the Company made a change to the loan portfolio segmentation as it relates to the allowance for loan losses, adding the segment Paycheck Protection Program. For the periods ended June 30, 2019, there were no loans in this segment as the SBA initiated the program in the first quarter of 2020 in response to the COVID-19 pandemic. The following tables present a summary of the changes in the allowance for loan losses for the periods indicated:

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2020	2019	2020	2019
	(In thousands)
Allowance for loan losses, beginning of period:
Commercial and industrial	$10,255	$15,687	$10,048	$15,912
Paycheck Protection Program	—	n/a	—	n/a
Commercial tax-exempt	1,927	n/a	6,016	n/a
Commercial real estate	36,580	41,813	40,765	41,934
Construction and land	5,709	5,353	5,119	6,022
Residential	11,779	10,057	8,857	10,026
Home equity	303	796	778	1,284
Consumer and other	1,658	108	399	134
Total allowance for loan losses, beginning of period	$68,211	$73,814	$71,982	$75,312
Impact of adopting ASU 2016-13:
Commercial and industrial	$—	n/a	$(565)	n/a
Paycheck Protection Program	—	n/a	—	n/a
Commercial tax-exempt	—	n/a	(4,409)	n/a
Commercial real estate	—	n/a	(14,455)	n/a
Construction and land	—	n/a	(2,158)	n/a
Residential	—	n/a	685	n/a
Home equity	—	n/a	(535)	n/a
Consumer and other	—	n/a	1,052	n/a
Total impact of adopting ASU 2016-13	$—	n/a	$(20,385)	n/a
Provision/(credit) for loan losses:
Commercial and industrial	$(359)	$550	$886	$137
Paycheck Protection Program	190	n/a	190	n/a
Commercial tax-exempt	559	n/a	879	n/a
Commercial real estate	11,095	1,898	21,365	1,588
Construction and land	3,815	(573)	6,563	(1,242)
Residential	5,986	(502)	8,223	(571)
Home equity	1,293	9	1,221	83
Consumer and other	25	(19)	239	(58)
Total provision/(credit) for loan losses	$22,604	$1,363	$39,566	$(63)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2020	2019	2020	2019
	(In thousands)
Loans charged off:
Commercial and industrial	$(389)	$(195)	$(907)	$(195)
Paycheck Protection Program	—	n/a	—	n/a
Commercial tax-exempt	—	n/a	—	n/a
Commercial real estate	—	—	—	—
Construction and land	—	—	—	—
Residential	—	—	—	—
Home equity	(1,157)	—	(1,157)	(562)
Consumer and other	—	—	(10)	(2)
Total charge offs	$(1,546)	$(195)	$(2,074)	$(759)
Recoveries on loans previously charged off:
Commercial and industrial	$52	$40	$97	$228
Paycheck Protection Program	—	n/a	—	n/a
Commercial tax-exempt	—	n/a	—	n/a
Commercial real estate	—	30	—	219
Construction and land	—	—	—	—
Residential	—	—	—	100
Home equity	—	—	132	—
Consumer and other	3	15	6	30
Total recoveries	$55	$85	$235	$577
Allowance for loan losses, end of period:
Commercial and industrial	$9,559	$16,082	$9,559	$16,082
Paycheck Protection Program	190	n/a	190	n/a
Commercial tax-exempt	2,486	n/a	2,486	n/a
Commercial real estate	47,675	43,741	47,675	43,741
Construction and land	9,524	4,780	9,524	4,780
Residential	17,765	9,555	17,765	9,555
Home equity	439	805	439	805
Consumer and other	1,686	104	1,686	104
Total allowance for loan losses, end of period	$89,324	$75,067	$89,324	$75,067
The balance of the allowance for loan losses of $89.3 million as of June 30, 2020 represents an increase of $17.3 million from December 31, 2019. During the three and six months ended June 30, 2020, the Company recognized a Provision for loan loss expense of $22.6 million and $39.6 million, respectively. The increase in the allowance for loan losses in the first two quarters of 2020 was primarily driven by changes in economic forecasts in both the first quarter and second quarter of 2020 to reflect deteriorating economic conditions related to the COVID-19 pandemic and a change in the weight of forecast scenarios used to be weighted more heavily to the downside scenario, combined with an increase in qualitative factors to account for incremental risk not included in the quantitative model.
The balance of reserve for unfunded loan commitments of $7.1 million as of June 30, 2020 represents an increase of $6.0 million from December 31, 2019. The increase was driven by deteriorating economic conditions related to the COVID-19 pandemic increasing the reserve factor as well as an increase in commitments. This amount is recognized as Other expense within Noninterest expense.
Upon the adoption of ASU 2016-13 on January 1, 2020, the Company recognized a decrease in the allowance for loan losses of $20.4 million. The adoption amount was driven primarily by the portfolio composition, the short-term nature of many commercial loans, estimated prepayments and curtailments, a change to the loan portfolio segmentation in which Commercial and industrial and Commercial tax-exempt loans were bifurcated given the different underlying risk characteristics, and reasonable and supportable economic forecasts at the time of adoption.
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
The following tables present the Company’s allowance for loan losses and loan portfolio as of June 30, 2020 and December 31, 2019 by portfolio segment, disaggregated by method of impairment analysis. The Company had no loans acquired with deteriorated credit quality as of June 30, 2020 or December 31, 2019.

	June 30, 2020
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses
	(In thousands)
Commercial and industrial	$3,693	$161	$562,055	$9,398	$565,748	$9,559
Paycheck Protection Program	—	—	370,034	190	370,034	190
Commercial tax-exempt	—	—	419,264	2,486	419,264	2,486
Commercial real estate	6,007	—	2,670,701	47,675	2,676,708	47,675
Construction and land	—	—	240,211	9,524	240,211	9,524
Residential	16,837	60	2,842,790	17,705	2,859,627	17,765
Home equity	654	18	83,934	421	84,588	439
Consumer and other	—	—	116,774	1,686	116,774	1,686
Total	$27,191	$239	$7,305,763	$89,085	$7,332,954	$89,324

	December 31, 2019
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses
	(In thousands)
Commercial and industrial	$724	$146	$1,141,237	$15,918	$1,141,961	$16,064
Commercial real estate	733	—	2,550,541	40,765	2,551,274	40,765
Construction and land	—	—	225,983	5,119	225,983	5,119
Residential	15,900	67	2,823,255	8,790	2,839,155	8,857
Home equity	1,830	22	81,827	756	83,657	778
Consumer and other	—	—	134,674	399	134,674	399
Total	$19,187	$235	$6,957,517	$71,747	$6,976,704	$71,982

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
The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019:

	June 30, 2020				December 31, 2019
	Asset derivatives		Liability derivatives		Asset derivatives		Liability derivatives
	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$—	Other liabilities	$274	Other assets	$—	Other liabilities	$—
Derivatives not designated as hedging instruments:
Interest rate customer swaps	Other assets	96,968	Other liabilities	97,760	Other assets	36,089	Other liabilities	36,580
Risk participation agreements	Other assets	21	Other liabilities	478	Other assets	10	Other liabilities	242
Total		$96,989		$98,512		$36,099		$36,822
_____________________
(1)For additional details, see Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 5: Fair Value Measurements.”
The following table presents the effect of the Company’s derivative financial instruments on accumulated other comprehensive income for the three and six months ended June 30, 2020 and 2019:

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives		Location of gain or (loss) reclassified from accumulated OCI into income	Amount of gain or (loss) reclassified from accumulated OCI into income
	Three months ended June 30,			Three months ended June 30,
	2020	2019		2020	2019
	(In thousands)			(In thousands)
Interest rate swaps	$(426)	$(9)	Interest income/(expense)	$(152)	$191
Total	$(426)	$(9)		$(152)	$191

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives		Location of gain or (loss) reclassified from accumulated OCI into income	Amount of gain or (loss) reclassified from accumulated OCI into income
	Six months ended June 30,			Six months ended June 30,
	2020	2019		2020	2019
	(In thousands)			(In thousands)
Interest rate swaps	$(426)	$(47)	Interest income/(expense)	$(152)	$502
Total	$(426)	$(47)		$(152)	$502

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following table presents the effect of the Company’s derivative financial instruments in the Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019:

	Location of gain or (loss) reclassified from accumulated OCI into income	Amount of gain or (loss) recognized in income on cash flow hedging relationships		Amount of gain or (loss) recognized in income on cash flow hedging relationships
		Three months ended June 30,		Six months ended June 30,
		2020	2019	2020	2019
		(In thousands)
Total amounts of income and (expense) line items presented in the statement of operations in which the effects of fair value or cash flow hedges are recorded	Interest income/(expense)	$(152)	$191	$(152)	$502
The effects of cash flow hedging:
Gain or (loss) on cash flow hedging relationships in ASC 815
Interest contracts - amount of gain or (loss) reclassified from accumulated other comprehensive income into income	Interest income/(expense)	$(152)	$191	$(152)	$502
The Bank has agreements with its derivative counterparties that contain provisions where, if the Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Bank could also be declared in default on its derivative obligations. The Bank was in compliance with these provisions as of June 30, 2020 and December 31, 2019.
The Bank also has agreements with certain of its derivative counterparties that contain provisions where, if the Bank fails to maintain its status as a well- or adequately-capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations under the agreements. The Bank was in compliance with these provisions as of June 30, 2020 and December 31, 2019.
Certain of the Bank’s agreements with its derivative counterparties contain provisions where, if specified, events or conditions occur that materially change the Bank’s creditworthiness in an adverse manner, the Bank may be required to fully collateralize its obligations under the derivative instruments. The Bank was in compliance with these provisions as of June 30, 2020 and December 31, 2019.
As of June 30, 2020 and December 31, 2019, the termination amounts related to collateral determinations of derivatives in a liability position were $98.9 million and $35.7 million, respectively. The Company has minimum collateral posting thresholds with its derivative counterparties. As of June 30, 2020 and December 31, 2019, the Company had pledged securities with a market value of $100.9 million and $40.0 million, respectively, against its obligations under these agreements. The collateral posted is typically greater than the current liability position; however, due to timing of liability position changes at period end, the funding of a collateral shortfall may take place shortly following period end.
Cash flow hedges of interest rate risk
The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements.
To accomplish this objective and strategy, the Bank has entered into one interest rate swap during 2020 with an effective date of April 14, 2020. The interest rate swap is designated as a cash flow hedge and involves the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments.
The one interest rate swap entered into during 2020 has a notional amount of $100 million and a term of eighteen months from its respective effective date. The interest rate swap will effectively fix the Bank's interest payments on $100 million of rolling three month FHLB advances at a rate of 0.48%.
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
Non-designated hedges
Derivatives not designated as hedges are not speculative and result from different services the Bank provides to qualified commercial clients. The Bank offers certain derivative products directly to such clients. The Bank economically hedges derivative transactions executed with commercial clients by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of these programs are not designated in ASC 815-qualifying hedging

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
relationships and are, therefore, marked-to-market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset through earnings. The net effect on earnings is primarily driven by changes in the credit valuation adjustment (“CVA”). The CVA represents the dollar amount of fair value adjustment related to nonperformance risk of both the Bank and its counterparties. Fees earned in connection with the execution of derivatives related to this program are recognized in the Consolidated Statements of Operations in other income. The Bank has interest rate swaps and caps related to this program with an aggregate notional amount of $1.6 billion as of June 30, 2020 and December 31, 2019. As of June 30, 2020 and December 31, 2019, there were no foreign currency exchange contracts related to this program.
In addition, as a participant lender, the Bank has guaranteed performance on the pro-rated portion of swaps executed by other financial institutions. As the participant lender, the Bank is providing a partial guarantee, but is not a direct party to the related swap transactions. The Bank has no obligations under the risk participation agreements unless the borrower defaults on their swap transaction with the lead bank and the swap is in a liability position to the borrower. In that instance, the Bank has agreed to pay the lead bank a portion of the swap’s termination value at the time of the default. The derivative transactions entered into as part of these agreements are not designated, as per ASC 815, as qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. As of June 30, 2020 and December 31, 2019, there were seven of these risk participation transactions with an aggregate notional amount of $58.1 million and $58.8 million, respectively.
The Bank has also participated out to other financial institutions a pro-rated portion of swaps executed by the Bank. The other financial institution has no obligations under the risk participation agreements unless the borrowers default on their swap transactions with the Bank and the swaps are in liability positions to the borrower. In those instances, the other financial institution has agreed to pay the Bank a portion of the swap’s termination value at the time of the default. The derivative transactions entered into as part of these agreements are not designated, as per ASC 815, as qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. As of June 30, 2020, there were five of these risk participation transactions with an aggregate notional amount of $30.4 million. As of December 31, 2019, there were four of these risk participation transactions with an aggregate notional amount of $20.5 million.
The following table presents the effect of the Bank’s derivative financial instruments not designated as hedging instruments in the Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019.

		Amount of gain or (loss), net, recognized in income on derivatives
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivatives	Three months ended June 30,		Six months ended June 30,
		2020	2019	2020	2019
		(In thousands)
Interest rate swaps	Other income/(expense)	$254	$(64)	$(301)	$(255)
Risk participation agreements	Other income/(expense)	(24)	(213)	(226)	(109)
Total		$230	$(277)	$(527)	$(364)
9. Income Taxes
The following table presents the components of income tax expense and effective tax rates for the periods indicated:

	Six months ended June 30,
	2020	2019
	(In thousands)
Income/(loss) before income taxes	$(1,549)	$49,277
Income tax expense	943	10,286
Net income/(loss) before attribution to noncontrolling interests	$(2,492)	$38,991
Effective tax rate	(60.9)%	20.9%
The effective tax rate for the six months ended June 30, 2020 of (60.9)%, with related tax expense of $0.9 million, was calculated based on a forecasted 2020 annual effective tax rate. The effective tax rate for the six months ended June 30, 2019 of 20.9%, with related tax expense of $10.3 million, was calculated based on a forecasted 2019 annual effective tax rate.
The effective tax rate for the six months ended June 30, 2020 was negative due primarily to the impact of earnings from tax-exempt investments and income tax credits in relation to near break-even income. The tax rate is less meaningful in periods where the Company is near break-even as a result of the larger proportionate impact of tax benefit items compared to pre-tax income. The effective tax rate for the six months ended June 30, 2019 is less than the statutory rate of 21% due primarily to earnings from tax-exempt investments and income tax credits, which were partially offset by state and local income taxes and the accounting for investments in affordable housing projects. The effective tax rate for the six months ended June 30, 2020 is less than the effective tax rate for the same period in 2019 due primarily to the lower level of income in 2020 as compared to

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
2019. In addition, the effective tax rate for the six months ended June 30, 2020 includes income tax expense of $0.5 million related to employee share-based payments.
10. Noncontrolling Interests
Noncontrolling interests consist of equity owned by management of the Company’s majority-owned affiliate, DGHM. Net income attributable to noncontrolling interests in the Consolidated Statements of Operations represents the net income allocated to the noncontrolling interest owners of DGHM. Net income allocated to the noncontrolling interest owners was zero and $69 thousand for the three-month periods ended June 30, 2020 and 2019, respectively, and $6 thousand and $169 thousand for the six-month periods ended June 30, 2020 and 2019, respectively.
On the Consolidated Balance Sheets, noncontrolling interests are included as the sum of the capital and undistributed profits allocated to the noncontrolling interest owners. Typically, this balance is included in a company’s permanent shareholders’ equity in the Consolidated Balance Sheets. When the noncontrolling interest owners’ rights include certain redemption features, as described in ASC 480, Distinguishing Liabilities from Equity, such redeemable noncontrolling interests are classified as mezzanine equity and are not included in permanent shareholders’ equity. Due to the redemption features of the noncontrolling interests of DGHM, the Company had redeemable noncontrolling interests held in mezzanine equity in the accompanying Consolidated Balance Sheets of zero and $1.4 million as of June 30, 2020 and December 31, 2019, respectively. The aggregate amount of such redeemable noncontrolling equity interests are recorded at the estimated maximum redemption values. The Company had no noncontrolling interests included in permanent shareholder’s equity at June 30, 2020 and December 31, 2019.
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
The following table presents a rollforward of the Company’s redeemable noncontrolling interests for the periods indicated:

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(In thousands)
Redeemable noncontrolling interests at beginning of period	$—	$662	$1,383	$2,526
Net income attributable to noncontrolling interests	—	69	6	169
Distributions	—	(69)	(6)	(169)
Purchases/(sales) of ownership interests	—	—	(64)	12
Amortization of equity compensation	8	9	16	26
Adjustments to fair value	(8)	1,115	(1,335)	(778)
Redeemable noncontrolling interests at end of period	$—	$1,786	$—	$1,786
11. Accumulated Other Comprehensive Income
The following table presents a summary of the amounts reclassified from the Company's Accumulated other comprehensive income/(loss) for the three and six months ended June 30, 2020 and 2019:

Description of component of Accumulated other comprehensive income/(loss)	Three months ended June 30,		Six months ended June 30,		Affected line item in Statement of Operations
	2020	2019	2020	2019
	(In thousands)
Net realized gain/(loss) on cash flow hedges:
Hedges related to deposits:
Pre-tax gain/(loss)	$(152)	$191	$(152)	$502	Interest income/(expense)
Tax (expense)/ benefit	45	(55)	45	(146)	Income tax (expense)/benefit
Net	$(107)	$136	$(107)	$356	Net income/(loss) attributable to the Company
Total reclassifications for the period, net of tax	$(107)	$136	$(107)	$356

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following table presents the after-tax changes in the components of the Company’s Accumulated other comprehensive income/(loss) for the three and six months ended June 30, 2020 and 2019:

	Components of Accumulated other comprehensive income/(loss)
	Unrealized gain/(loss) on securities available-for-sale	Unrealized gain/(loss) on cash flow hedges	Unrealized gain/(loss) on other	Accumulated other comprehensive income/(loss)
	(In thousands)
Balance at December 31, 2018	$(17,556)	$391	$(554)	$(17,719)
Other comprehensive income/(loss) before reclassifications	22,233	(33)	—	22,200
Reclassified from other comprehensive income/(loss)	—	(356)	—	(356)
Other comprehensive income/(loss), net	22,233	(389)	—	21,844
Balance at June 30, 2019	$4,677	$2	$(554)	$4,125

Balance at December 31, 2019	$8,435	$—	$(860)	$7,575
Other comprehensive income/(loss) before reclassifications	22,687	(302)	(30)	22,355
Reclassified from other comprehensive income/(loss)	—	107	—	107
Other comprehensive income/(loss), net	22,687	(195)	(30)	22,462
Balance at June 30, 2020	$31,122	$(195)	$(890)	$30,037

	Components of Accumulated other comprehensive income/(loss)
	Unrealized gain/(loss) on securities available-for-sale	Unrealized gain/(loss) on cash flow hedges	Unrealized gain/(loss) on other	Accumulated other comprehensive income/(loss)
	(In thousands)
Balance at March 31, 2019	$(5,988)	$144	$(554)	$(6,398)
Other comprehensive income/(loss) before reclassifications	10,665	(6)	—	10,659
Reclassified from other comprehensive income/(loss)	—	(136)	—	(136)
Other comprehensive income/(loss), net	10,665	(142)	—	10,523
Balance at June 30, 2019	$4,677	$2	$(554)	$4,125

Balance at March 31, 2020	$22,924	$—	$(860)	$22,064
Other comprehensive income/(loss) before reclassifications	8,198	(302)	(30)	7,866
Reclassified from other comprehensive income/(loss)	—	107	—	107
Other comprehensive income/(loss), net	8,198	(195)	(30)	7,973
Balance at June 30, 2020	$31,122	$(195)	$(890)	$30,037
12. Restructuring
There were no restructuring charges for the three and six months ended June 30, 2020. In the first quarter of 2019, the Company incurred restructuring charges of $1.6 million. The charges were in connection with a previously announced reduction to the Company’s workforce, which included executive transition changes as well as other employee benefit and technology related initiatives. The restructuring was intended to improve the Company’s operating efficiency and enhance earnings.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following table presents a summary of the restructuring activity for the three and six months ended June 30, 2020 and 2019:

	Severance Charges	Other Associated Costs	Total
	(In thousands)
Accrued charges at December 31, 2019	$526	$789	$1,315
Costs paid	(434)	—	(434)
Accrued charges at March 31, 2020	92	789	881
Costs paid	(92)	—	(92)
Accrued charges at June 30, 2020	$—	$789	$789

Accrued charges at December 31, 2018	$3,896	$789	$4,685
Cost incurred	1,646	—	1,646
Costs paid	(1,986)	—	(1,986)
Accrued charges at March 31, 2019	3,556	789	4,345
Costs paid	(1,364)	—	(1,364)
Accrued charges at June 30, 2019	$2,192	$789	$2,981
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
Wealth management and trust fees
Wealth management and trust fees are earned for providing wealth management, retirement plan advisory, family office, financial planning, trust services, and other financial advisory services to clients. The Company’s performance obligation under these contracts is satisfied over time as the services are provided. Fees are recognized monthly based on the average monthly, beginning-of-quarter, or, for a small number of clients, end-of-quarter market value of the AUM and the applicable fee rate, depending on the terms of the contracts. Fees are also recognized monthly based either on a fixed fee amount or are based on the quarter-end (in arrears) market value of the AUM and the applicable fee rate, depending on the terms of the contracts. No performance based incentives are earned under wealth management contracts. Receivables are recorded on the Consolidated Balance Sheets in the Fees receivable line item. Deferred revenues of $6.0 million and $6.5 million as of June 30, 2020 and December 31, 2019, respectively, are recorded on the Consolidated Balance Sheets within Other liabilities.
Trust fees are earned when the Company is appointed as trustee for clients. As trustee, the Company administers the client’s trust and manages the assets of the trust including investments and property. The Company’s performance obligation under these agreements is satisfied over time as the administration and management services are provided. Fees are recognized monthly or, in certain circumstances, quarterly based on a percentage of the market value of the account as outlined in the agreement. Payment frequency is defined in the individual contracts which primarily stipulate monthly in arrears. No performance based incentives are earned on trust fee contracts. Receivables are recorded on the Consolidated Balance Sheets within Fees receivable.
Investment management fees
Investment management fees are earned for the management of a series of accounts and funds in which clients invest directly, acting as a sub-advisor to larger investment management companies, or private client account management. The Company’s performance obligation is satisfied over time and the resulting fees are recognized monthly, based upon either the beginning-of-quarter (in advance) or quarter-end (in arrears) market value of the AUM and the applicable fee rate, depending on the terms of the contracts. Payment is generally received a few days after month end through a direct charge to customers’ accounts. The Company may earn performance-based incentives on certain contracts. Receivables are recorded on the Consolidated Balance Sheets within Fees receivable.
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
The following table presents the fee income considered in-scope of ASC 606 by contracts with customers:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands)
Fees and other income:
Wealth management and trust fees	$17,261	$18,912	$35,632	$37,970
Investment management fees	1,770	2,455	3,695	5,105
Other income	602	638	1,354	1,322
Revenue from contracts with customers	19,633	22,005	40,681	44,397
Non-interest income within the scope of other GAAP topics	3,029	2,375	3,502	5,231
Total non-interest income	$22,662	$24,380	$44,183	$49,628
14. Lease Accounting
On adoption of ASU 2016-02 on January 1, 2019, the Company recognized $124.1 million of lease liabilities and $108.5 million of right-of-use ("ROU") assets on the Consolidated Balance Sheet. ROU assets obtained in exchange for lease liabilities are net of tenant improvement allowances and deferred rent. There was no impact to the Company’s Consolidated Statements of Cash Flows upon adoption, since the net impact of all adjustments recorded upon transition represents non-cash activity. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 15: Recent Accounting Pronouncements” for additional information on the Company's adoption of this standard.
The Company, as lessee, has 37 real estate leases for office and ATM locations classified as operating leases. The Company determines if an arrangement is a lease or contains a lease at inception. The terms of the real estate leases generally have annual increases in payments based off of a fixed or variable rate, such as the Consumer Price Index rate, that is outlined within the respective contracts. Generally, the initial terms of the leases for our leased properties range from five to fifteen years. Most of the leases also include options to renew for periods of five to ten years at contractually agreed upon rates or at market rates at the time of the extension. On a quarterly basis, the Company evaluates whether the renewal of each lease is reasonably certain. If the lease doesn’t provide the implicit interest rate, the Bank uses its incremental borrowing rate at the commencement date of the lease in determining the present value of lease payments. No other significant judgments or assumptions were made in applying the requirements of ASU 2016-02.
The following table presents information about the Company's leases as of the dates indicated.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands)
Lease cost
Operating lease cost	$4,493	$4,841	$9,094	$9,526
Short-term lease cost	58	(3)	106	29
Variable lease cost	—	2	(9)	4
Less: Sublease income	—	(28)	(28)	(46)
Total operating lease cost	$4,551	$4,812	$9,163	$9,513

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

Six months ended June 30, 2020
(In thousands, except years and percentages)
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$10,180
ROU assets obtained in exchange for new operating lease liabilities	$443
Weighted-average remaining lease term for operating leases	7.8 years
Weighted-average discount rate for operating leases	3.2%
The Company is obligated for minimum payments under non-cancelable operating leases. In accordance with the terms of these leases, the Company is currently committed to minimum annual payments as follows as of June 30, 2020:

June 30, 2020
(In thousands)
Remainder of 2020	$9,883
2021	19,727
2022	19,680
2023	18,722
2024	12,692
Thereafter	43,964
Total future minimum lease payments	124,668
Less: Amounts representing interest	(16,434)
Present value of net future minimum lease payments	$108,234
15. Recent Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). This update and the related amendments to Topic 842 require lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”); ASU No. 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”); and ASU No. 2019-01, Leases (Topic 842), Codification Improvements (“ASU 2019-01”). The standard establishes an ROU model that requires a lessee to recognize an ROU asset and lease liability on the Consolidated Balance Sheets for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and method of expense recognition in the Consolidated Statements of Operations. The Company adopted these provisions on January 1, 2019. The most significant effects relate to the recognition of new ROU assets and lease liabilities on the balance sheet for real estate operating leases and providing significant disclosures about leasing activities. Additionally, the Company elected the package of practical expedients, as prescribed by ASU 2016-02. On adoption, the Company recognized $124.1 million of lease liabilities and $108.5 million of ROU assets. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 14: Lease Accounting” for further details.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments (Topic 326) (“ASU 2016-13”). Throughout 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”); ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”); ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 942)—Effective Dates (“ASU 2019-10”); and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses (“ASU 2019-11”). This update and related amendments to Topic 326 are intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology with a CECL model methodology that reflects expected credit losses and requires consideration of a reasonable and supportable economic forecast to inform credit loss estimates. This ASU is effective for fiscal years beginning after December 15, 2019. The Company adopted this update on January 1, 2020 utilizing a modified retrospective approach. On adoption of ASU 2016-13, the Company recognized a decrease in the allowance for loan losses of $20.4 million and an increase in the reserve for unfunded loan commitments of $1.4 million. The net, after-tax impact of the decrease in the allowance for loan losses and the increase in the reserve for unfunded loan commitments was an increase to Retained earnings of $13.5 million as shown in the Consolidated Statements of Changes in Shareholders’ Equity. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 4: Investments”, “Note 6 - Loan Portfolio and Credit Quality”, and “Note 7 - Allowance for Loan Losses” for further details.
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
As of and for the three and six months ended June 30, 2020
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
Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced herein under the section captioned “Risk Factors”; the negative impacts and disruptions of the COVID-19 pandemic and measures taken to contain its spread on our employees, customers, business operations, credit quality, financial position, liquidity and results of operations; the length and extent of the economic contraction as a result of the COVID-19 pandemic; continued deterioration in employment levels, general business and economic conditions on a national basis and in the local markets in which the Company operates; changes in customer behavior; the possibility that future credits losses are higher than currently expected due to changes in economic assumptions, customer behavior or adverse economic developments; turbulence in the capital and debt markets; changes in interest rates; increases in loan defaults and charge-off rates; decreases in the value of securities and other assets; changes in loan loss reserves; decreases in deposit levels necessitating increased borrowing to fund loans and investments; competitive pressures from other financial institutions; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; changes in regulation; reputational risk relating to the Company’s participation in the Paycheck Protection Program and other pandemic-related legislative and regulatory initiatives and programs; risks that goodwill and intangibles recorded in the Company’s financial statements will become impaired; the risk that the Company’s deferred tax asset may not be realized; risks related to the identification and implementation of acquisitions, dispositions and restructurings; changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K and updated in the Company’s Quarterly Reports on Form 10-Q and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

Executive Summary
The Company offers a wide range of private banking, wealth management, and trust services to high net worth individuals, families, businesses and select institutions through its two reportable segments: (i) Private Banking and (ii) Wealth Management and Trust. This Executive Summary provides an overview of the most significant aspects of the Company's operating segments and operations in the second quarter of 2020. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

	As of and for the three months ended June 30,
	2020	2019	$ Change	% Change
	(In thousands, except per share data and percentages)
Total revenue	$81,600	$81,840	$(240)	—%
Provision/(credit) for loan losses	22,604	1,363	21,241	nm
Total operating expense	61,453	55,659	5,794	10%
Net income/(loss) before attribution to noncontrolling interests	(3,298)	19,449	(22,747)	nm
Net income attributable to noncontrolling interests	—	69	(69)	(100)%
Net income/(loss) attributable to the Company	(3,298)	19,380	(22,678)	nm
Diluted earnings/(loss) per share attributable to common shareholders	$(0.04)	$0.22	$(0.26)	nm

ASSETS UNDER MANAGEMENT AND ADVISORY (“AUM”):
Wealth Management and Trust	$14,889,000	$14,649,000	$240,000	2%
Other (1)	1,067,000	1,550,000	(483,000)	(31)%
Total AUM	$15,956,000	$16,199,000	$(243,000)	(2)%
_____________________
(1) Includes results from Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”) nm = not meaningful
Net income/(loss) attributable to the Company was $(3.3) million and $19.4 million for the three months ended June 30, 2020 and June 30, 2019, respectively. The Company recognized Diluted earnings/(loss) per share attributable to common shareholders of $(0.04) and $0.22 for the three months ended June 30, 2020 and June 30, 2019, respectively. Key items that affected the Company’s results in the second quarter of 2020 compared to the same period of 2019 include:
▪Provision expense for loan losses increased $21.2 million to $22.6 million for the three months ended June 30, 2020, compared to the same period of 2019. During the second quarter of 2020, the Company recognized a total provision for loan losses of $25.4 million, which includes a provision for loan loss expense of $22.6 million, and separately, an expense of $2.8 million for unfunded loan commitments, recognized as Other expense within Noninterest expense. The provision for loan losses in the second quarter of 2020 was primarily driven by the change in economic forecasts in the second quarter of 2020 to reflect deteriorating economic conditions related to the COVID-19 pandemic and a change in the weight of forecast scenarios used to be weighted more heavily to the downside scenario, combined with an increase in qualitative factors to account for incremental risk not included in the quantitative model.
▪Total revenue decreased $0.2 million to $81.6 million for the three months ended June 30, 2020, compared to the same period of 2019 as described below.
•Total fees and other income decreased $1.7 million, or 7%, to $22.7 million for the three months ended June 30, 2020, compared to the same period of 2019. The decrease was primarily driven by lower Wealth management and trust fees and Investment management fees due to the impact of lower equity market values on AUM at the end of the first quarter of 2020, as many accounts are billed in arrears. Total fees and other income represents 28% of Total revenue for the three months ended June 30, 2020, compared to 30% of Total revenue for the same period of 2019.
•Net interest income increased $1.5 million, or 3%, to $58.9 million for the three months ended June 30, 2020, compared to the same period of 2019. The increase in Net interest income was primarily driven by PPP-related income and lower funding costs, partially offset by lower interest on interest-earning assets. Net interest margin (“NIM”) was 2.75% for the three months ended June 30, 2020, a decrease of 3 basis points compared to the same period in 2019. Although Net interest income increased, the decrease in NIM was driven by the addition of lower-yielding PPP loans in the second quarter of 2020.
▪Total operating expense increased $5.8 million, or 10%, to $61.5 million for the three months ended June 30, 2020, compared to the same period of 2019. The increase was primarily driven by increases in the reserve for unfunded loan commitments within Other expense, Information systems expense as a result of IT initiatives being placed in service in the fourth quarter of 2019, and Salaries and employee benefits expense, partially offset by a decrease in Occupancy and equipment expense.
▪For the three months ended June 30, 2020, total loans increased $289.6 million, or 4%, while total deposits increased $591.8 million, or 9%, from the first quarter of 2020. The increase in loans was primarily driven by the addition of $370.0 million of PPP loans in the second quarter of 2020, while the increase in deposits was primarily driven by clients maintaining adequate cash reserves during an economic downturn and the increase in funding of PPP loans into deposit accounts in the second quarter of 2020. The Company’s loan-to-deposit ratio decreased from 103% as of March 31, 2020 to 99% as of June 30, 2020 driven by strong deposit inflows. Deposits are the Company’s primary source of funds to originate loans. When the Company’s loan-to-deposit ratio exceeds 100%, the Company relies on other funding sources, such as FHLB borrowings or federal funds, to fund loan growth. If the Company is unable to grow deposits in line with loan growth, it may evaluate other options such as slowing loan growth, selling a portion of portfolio loans, or originating mortgage loans as held-for-sale.
The Company’s Private Banking segment reported Net income/(loss) attributable to the Company of $(1.0) million in the second quarter of 2020, compared to $17.2 million for the same period of 2019. Net income/(loss) attributable to the Company decreased $18.2 million from the same period in 2019 primarily driven by an increase of $21.2 million to the provision for loan losses, an increase of $5.1 million in Operating expense primarily due to higher Other expense related to the reserve for unfunded loan commitments, and an increase in Information systems expense. These items were partially offset by an increase of $2.1 million in Total revenue primarily due to an increase in Net interest income and by the impact of favorable mark-to-market adjustments related to derivatives and deferred compensation within Fees and other income.
The Company’s Wealth Management and Trust segment reported Net income attributable to the Company of $1.8 million in the second quarter of 2020, compared to $3.1 million for the same period of 2019. The decrease of $1.4 million, or 44%, was primarily driven by a decrease of $1.8 million in Total revenue due to the impact of lower AUM on fee revenues and an increase of $0.2 million in Total operating expense. The increase in Total operating expense was primarily driven by increases in Salaries and employee benefits expense and Information systems expense, partially offset by decreases in Other expense, Professional services expense, and Occupancy and equipment expense. Wealth Management and Trust AUM increased $0.2 billion, or 2%, to $14.9 billion at June 30, 2020 from $14.6 billion at June 30, 2019. The increase in AUM was primarily driven by favorable market returns of $0.2 billion for the twelve months ended June 30, 2020.
Impact of the COVID-19 Pandemic
The COVID-19 pandemic has caused, and continues to cause, substantial disruptions to the global economy and to the customers and communities that we serve. In response to the pandemic, the Company implemented business continuity contingency plans, including company-wide remote working arrangements. We are also focused on supporting our clients who may be experiencing a financial hardship due to the COVID-19 pandemic, including by participating in the Small Business Administration’s (the “SBA”) Paycheck Protection Program (the “PPP”) and offering loan deferrals and forbearance as needed, including our mortgage deferment program, and creating the Commercial real estate second loan program. We will continue to evaluate this fluid situation and take additional actions as necessary.
Participation in the PPP
The CARES Act initially appropriated $349 billion for “paycheck protection loans” through the PPP. The amount appropriated was subsequently increased to $659 billion. The CARES Act provided funding to the SBA for use for the PPP. Under the terms of the PPP, certain businesses can apply for loans through qualified financial institutions, such as the Bank, based on eligibility criteria. The PPP provides loans to eligible businesses with an initial term of up to five years at an interest rate of 1.0%. Loans issued under the PPP will be forgiven if the borrower uses at least 60% of the proceeds on payroll costs for a period of up to 24 weeks, following the loan funding date. This was changed from 75% and 8 weeks by the Paycheck Protection Program Flexibility Act signed into law on June 5. The SBA has issued an interim final rule in which it has provided that a lender may rely on certifications made by a borrower to determine the borrower’s eligibility for a PPP loan and use of loan proceeds, subject to a good faith review, and to determine the qualifying loan amount and eligibility for loan forgiveness.
Loans issued by participating financial institutions are 100% guaranteed by the SBA. Banks will receive a processing fee from the SBA from 1.0% to 5.0% based on the size of the loan. Loans up to $350 thousand will have a 5.0% fee, loans between $350 thousand and $2.0 million will have a 3.0% fee, and loans greater than $2.0 million will have a 1.0% fee.
In conjunction with the PPP, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) has created a lending facility for qualified financial institutions. The Paycheck Protection Program Liquidity Facility (the “PPPLF”) will extend credit to depository institutions with a term of up to five years at an interest rate of 0.35%. Only loans issued under the PPP can be pledged as collateral to access the facility. As of June 30, 2020, the Bank has not participated in the PPPLF, but may do so in the future.
As of June 30, 2020, the Bank processed 1,045 loans totaling $380.3 million under the PPP program. The Bank will receive $11.1 million of processing fees from the SBA, which will be accreted through net interest income on a straight-line basis over the life of the loan. If a loan is forgiven or otherwise paid off, the remainder of the processing fee will be accreted through net interest income. As of June 30, 2020, $0.8 million was accreted through net interest income.
Mortgage deferment program
In response to the COVID-19 pandemic, the Bank initiated a mortgage deferment program under which principal and interest payments on qualifying loans are generally deferred for initially three months and the loan term is extended three months; if requested, the loan may be deferred for a subsequent three months. Loans that are deferred under the program are not considered TDRs or past due based on current regulatory guidance. As of June 30, 2020, approximately 336 residential and home equity loans totaling approximately $214.5 million were processed under the program.
Commercial real estate second loan program
In response to the COVID-19 pandemic, the Bank also initiated a program to offer qualifying Commercial real estate borrowers a second mortgage to cover up to one year of principal and interest payments. In order to qualify for the loan, the total exposure after receiving the second mortgage for each borrower could not exceed a 75% loan-to-value ratio, and the loans were required to be current at the time of application, amongst other conditions. As of June 30, 2020, borrowers with approximately 240 existing loans totaling $1.3 billion requested and were approved for these second mortgages, representing approximately 50% of the Commercial real estate loan balance. As of June 30, 2020, the borrowers associated with the $1.3 billion of existing loans received approximately $80.0 million in additional funding under this program. The Company does not anticipate a material increase in the $80.0 million balance of new loans in the future.  The entire Commercial real estate portfolio will continue to be monitored for credit deterioration regardless of their participation in the plan.
During the second quarter of 2020, the Company recognized a total provision for loan losses expense of $25.4 million for loans and off-balance sheet commitments primarily driven by the changes in economic forecasts to reflect deteriorating economic conditions related to the COVID-19 pandemic and a change in the weight of forecast scenarios used, combined with an increase in qualitative factors to account for incremental risk not included in the quantitative model. There have been no significant changes to judgments in determining the fair value of assets or liabilities, and there have been no material impairments of financial assets. The Company will continue to monitor the fair value of assets to determine if trigger events exist to warrant further impairment testing.
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
Subsequent to the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2019, there was one change to the critical accounting policies. Upon the adoption of ASU 2016-13, Financial Instruments (Topic 326) (“ASU 2016-13”) on January 1, 2020, management's policy and processes for the allowance for loan losses has changed. The updates in this standard replace the incurred loss impairment methodology with a CECL model methodology. The CECL model methodology incorporates current conditions, reasonable and supportable forecasts, and prepayments to estimate loan losses over the life of the loan. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 7: Allowance for Loan Losses” for further discussion on the new policy and processes. There have been no other changes to the Company's policies through the filing of this Quarterly Report on Form 10-Q.
Results of operations for the three and six months ended June 30, 2020 versus June 30, 2019
Net income/(loss). The Company recorded Net loss attributable to the Company for the three and six months ended June 30, 2020 of $(3.3) million and $(2.5) million, respectively, compared to Net income attributable to the Company of $19.4 million and $38.8 million for the same respective periods in 2019.

The Company recognized Diluted loss per share attributable to common shareholders for the three and six months ended June 30, 2020 of $(0.04) per share and $(0.03) per share, respectively, compared to Diluted earnings per share attributable to common shareholders of $0.22 per share and $0.47 per share for the same respective periods in 2019. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 2: Earnings/(Loss) Per Share” for further detail on adjustments made to arrive at income/(loss) available to common shareholders.
The following table presents selected financial highlights:

	Three months ended June 30,		$ Change	% Change	Six months ended June 30,		$ Change	% Change
	2020	2019			2020	2019
	(In thousands, except percentages)
Net interest income	$58,938	$57,460	1,478	3%	$116,195	$115,798	$397	—%
Fees and other income	22,662	24,380	(1,718)	(7)%	44,183	49,628	(5,445)	(11)%
Total revenue	81,600	81,840	(240)	—%	160,378	165,426	(5,048)	(3)%
Provision/(credit) for loan losses	22,604	1,363	21,241	nm	39,566	(63)	39,629	nm
Operating expense	61,453	55,659	5,794	10%	122,361	116,212	6,149	5%
Income tax expense	841	5,369	(4,528)	(84)%	943	10,286	(9,343)	(91)%
Net income/(loss) before attribution to noncontrolling interests	(3,298)	19,449	(22,747)	nm	(2,492)	38,991	(41,483)	nm
Less: Net income attributable to noncontrolling interests	—	69	(69)	(100)%	6	169	(163)	(96)%
Net income/(loss) attributable to the Company	$(3,298)	$19,380	$(22,678)	nm	$(2,498)	$38,822	$(41,320)	nm
_____________________
nm = not meaningful
Net interest income. Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference between the average rate earned on total interest-earning assets and the average rate paid on total interest-bearing liabilities. NIM is the amount of net interest income expressed as a percentage of average interest-earning assets. The average rate earned on interest-earning assets is the amount of annualized interest income expressed as a percentage of average interest-earning assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities. When credit quality declines and loans are placed on nonaccrual status, NIM can decrease because the same assets are earning less income. Loans graded as substandard but still accruing interest income totaled $88.6 million at June 30, 2020 and could be placed on nonaccrual status if their credit quality declines further.
Net interest income for the three months ended June 30, 2020 was $58.9 million, an increase of $1.5 million, or 3%, compared to the same period in 2019. The increase was primarily driven by PPP-related income and lower funding costs, partially offset by lower interest on interest-earning assets. NIM was 2.75% for the three months ended June 30, 2020, a decrease of 3 basis points compared to the same period in 2019. Although Net interest income increased, the decrease in NIM was driven by the addition of lower-yielding PPP loans in the second quarter of 2020.
Net interest income for the six months ended June 30, 2020 was $116.2 million, an increase of $0.4 million compared to the same period in 2019. Net interest income remained relatively flat as lower funding costs were offset by lower interest on interest-earning assets. NIM was 2.76% for the six months ended June 30, 2020, a decrease of 8 basis points compared to the same period in 2019. The decrease in NIM was driven by a higher volume of interest-earning assets, primarily the addition of lower-yielding PPP loans.

The following tables present the composition of the Company’s NIM for the three and six months ended June 30, 2020 and 2019.

	Average Balance		Interest Income/Expense		Average Yield/Rate (1)
	As of and for the three months ended June 30,
AVERAGE BALANCE SHEET:	2020	2019	2020	2019	2020	2019
AVERAGE ASSETS	(In thousands)
Interest-earning assets:
Cash and investments: (2)
Taxable investment securities	$198,337	$227,029	$859	$1,121	1.73%	1.98%
Non-taxable investment securities	316,513	304,309	2,005	1,901	2.53%	2.50%
Mortgage-backed securities	505,669	508,033	2,566	2,706	2.03%	2.13%
Short-term investments and other	186,895	130,363	582	1,057	1.23%	3.23%
Total cash and investments	1,207,414	1,169,734	6,012	6,785	1.99%	2.32%
Loans: (3)
Commercial and industrial	1,037,285	1,091,903	9,708	11,170	3.70%	4.05%
Paycheck Protection Program	283,619	—	1,573	—	2.19%	—%
Commercial real estate	2,659,074	2,506,637	24,602	29,953	3.66%	4.73%
Construction and land	233,305	202,609	2,251	2,559	3.82%	5.00%
Residential	2,862,708	3,008,753	23,079	25,735	3.22%	3.42%
Home equity	88,307	91,384	650	1,146	2.96%	5.03%
Other consumer	124,346	124,778	944	1,380	3.05%	4.43%
Total loans	7,288,644	7,026,064	62,807	71,943	3.42%	4.07%
Total earning assets	8,496,058	8,195,798	68,819	78,728	3.22%	3.82%
LESS: Allowance for loan losses	68,473	73,856
Cash and due from banks (non-interest bearing)	39,959	45,705
Other assets	641,657	511,859
TOTAL AVERAGE ASSETS	$9,109,201	$8,679,506
AVERAGE LIABILITIES, RNCI, AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and NOW	$680,758	$684,507	$187	$276	0.11%	0.16%
Money market	3,684,147	3,226,569	4,848	10,476	0.53%	1.30%
Certificates of deposit	671,470	752,500	2,300	3,763	1.38%	2.01%
Total interest-bearing deposits	5,036,375	4,663,576	7,335	14,515	0.59%	1.25%
Junior subordinated debentures	106,363	106,363	764	1,080	2.84%	4.02%
FHLB borrowings and other	610,856	952,645	1,782	5,673	1.15%	2.36%
Total interest-bearing liabilities	5,753,594	5,722,584	9,881	21,268	0.69%	1.48%
Non-interest bearing demand deposits	2,213,829	1,926,591
Payables and other liabilities	306,896	238,544
Total average liabilities	8,274,319	7,887,719
Redeemable noncontrolling interests	—	943
Average shareholders’ equity	834,882	790,844
TOTAL AVERAGE LIABILITIES, RNCI, AND SHAREHOLDERS’ EQUITY	$9,109,201	$8,679,506
Net interest income			$58,938	$57,460
Interest rate spread					2.53%	2.34%
NIM					2.75%	2.78%

	Average Balance		Interest Income/Expense		Average Yield/Rate (1)
	As of and for the six months ended June 30,
AVERAGE BALANCE SHEET:	2020	2019	2020	2019	2020	2019
AVERAGE ASSETS	(In thousands)
Interest-earning assets:
Cash and investments: (2)
Taxable investment securities	$199,755	$235,218	$1,727	$2,306	1.73%	1.92%
Non-taxable investment securities	316,097	305,581	4,003	3,802	2.53%	2.49%
Mortgage-backed securities	513,149	514,872	5,353	5,603	2.09%	2.18%
Short-term investments and other	167,188	105,610	1,653	1,965	1.96%	3.61%
Total cash and investments	1,196,189	1,161,281	12,736	13,676	2.13%	2.34%
Loans: (3)
Commercial and industrial	1,091,648	1,081,092	20,432	22,150	3.69%	4.08%
Paycheck Protection Program	143,297	—	1,573	—	2.23%	—%
Commercial real estate	2,620,689	2,452,824	52,084	58,104	3.93%	4.71%
Construction and land	233,315	206,956	4,823	5,200	4.09%	5.00%
Residential	2,856,771	2,990,948	46,547	51,280	3.26%	3.43%
Home equity	87,178	91,017	1,602	2,267	3.69%	5.02%
Other consumer	128,292	129,332	2,104	2,875	3.29%	4.48%
Total loans	7,161,190	6,952,169	129,165	141,876	3.58%	4.07%
Total earning assets	8,357,379	8,113,450	141,901	155,552	3.38%	3.82%
LESS: Allowance for loan losses	60,102	74,692
Cash and due from banks (non-interest bearing)	44,831	46,010
Other assets	602,319	502,068
TOTAL AVERAGE ASSETS	$8,944,427	$8,586,836
AVERAGE LIABILITIES, RNCI, AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and NOW	$659,842	$679,716	$419	$572	0.13%	0.17%
Money market	3,717,664	3,283,891	14,505	20,549	0.78%	1.26%
Certificates of deposit	670,144	764,094	5,207	7,452	1.56%	1.97%
Total interest-bearing deposits	5,047,650	4,727,701	20,131	28,573	0.80%	1.22%
Junior subordinated debentures	106,363	106,363	1,681	2,201	3.17%	4.17%
FHLB borrowings and other	533,334	785,245	3,894	8,980	1.44%	2.27%
Total interest-bearing liabilities	5,687,347	5,619,309	25,706	39,754	0.90%	1.42%
Non-interest bearing demand deposits	2,129,758	1,950,088
Payables and other liabilities	288,846	236,894
Total average liabilities	8,105,951	7,806,291
Redeemable noncontrolling interests	573	1,619
Average shareholders’ equity	837,903	778,926
TOTAL AVERAGE LIABILITIES, RNCI, AND SHAREHOLDERS’ EQUITY	$8,944,427	$8,586,836
Net interest income			$116,195	$115,798
Interest rate spread					2.48%	2.40%
NIM					2.76%	2.84%
__________________
(1) Annualized.
(2) Investments classified as available-for-sale and held-to-maturity are shown in the average balance sheet at amortized cost.
(3) Includes loans held for sale and nonaccrual loans.
Interest and dividend income. Total interest and dividend income for the three months ended June 30, 2020 was $68.8 million, a decrease of $9.9 million, or 13%, compared to the same period in 2019. Total interest and dividend income for the six months ended June 30, 2020 was $141.9 million, a decrease of $13.7 million, or 9%, compared to the same period in 2019. The decreases were primarily driven by lower yields on loans and investments, partially offset by higher volumes of loans and investments.
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
Interest income on commercial and industrial loans (including commercial loans and commercial tax-exempt loans) for the three months ended June 30, 2020 was $9.7 million, a decrease of $1.5 million, or 13%, compared to the same period in 2019, as a result of a 35 basis point decrease in the average yield and a 5% decrease in the average balance. For the six months ended June 30, 2020, commercial and industrial interest income was $20.4 million, a decrease of $1.7 million, or 8%, compared to the same period in 2019, as a result of a 39 basis point decrease in the average yield, partially offset by a 1% increase in the average balance. The decreases in the average yield for the three and six month periods were primarily the result of decreases to the interest rate benchmarks to which the variable rate loans are tied and lower yields on recent loan originations. The decrease in the average balance for the three month period was related primarily to slowing originations in all regions in which the Bank operates as the impact of the COVID-19 pandemic is uncertain. The increase in the average balance for the six month period was related primarily to growth in the first quarter of 2020 across all regions in which the Bank operates before the COVID-19 pandemic.
Interest income on PPP loans for the three and six months ended June 30, 2020 was $1.6 million. The Company began earning interest income on PPP loans in the second quarter of 2020. Interest income on PPP loans includes interest earned on the loans and the accretion of origination fees over the life of the loans.
Interest income on commercial real estate loans for the three months ended June 30, 2020 was $24.6 million, a decrease of $5.4 million, or 18%, compared to the same period in 2019, as a result of a 107 basis point decrease in the average yield, partially offset by a 6% increase in the average balance. For the six months ended June 30, 2020, commercial real estate interest income was $52.1 million, a decrease of $6.0 million, or 10%, compared to the same period in 2019, as a result of a 78 basis point decrease in the average yield, partially offset by a 7% increase in the average balance. The decreases in the average yield for the three and six month periods were primarily the result of decreases to the interest rate benchmarks to which the variable rate loans are tied and lower yields on recent loan originations. The increases in the average balance for the three and six month periods were related primarily to the addition of approximately $80.0 million of additional loans under the commercial real estate second loan program across all regions as part of relief measures provided to clients as a result of the COVID-19 pandemic.
Interest income on construction and land loans for the three months ended June 30, 2020 was $2.3 million, a decrease of $0.3 million, or 12%, compared to the same period in 2019, as a result of a 118 basis point decrease in the average yield, partially offset by a 15% increase in the average balance. For the six months ended June 30, 2020, construction and land interest income was $4.8 million, a decrease of $0.4 million, or 7%, compared to the same period in 2019, as a result of a 91 basis point decrease in the average yield, partially offset by a 13% increase in the average balance. The overall yields on construction and land loans fluctuate due to the short-term nature of the loans and the related impact of draws and payoffs. Due to the relatively low balances in construction and land loans, a large drawdown or paydown can result in a significant change in the overall yield depending on the interest rate of the particular loans that caused the balance changes. The decreases in the average yield for the three and six month periods were primarily the result of decreases to the interest rate benchmarks to which the variable rate loans are tied. The increases in the average balance for the three and six month periods were related primarily to line drawdowns across all regions in which the Bank operates.
Interest income on residential mortgage loans for the three months ended June 30, 2020 was $23.1 million, a decrease of $2.7 million, or 10%, from the same period in 2019, as a result of a 20 basis point decrease in the average yield and a 5% decrease in the average balance. For the six months ended June 30, 2020, residential mortgage interest income was $46.5 million, a decrease of $4.7 million, or 9%, compared to the same period in 2019, as a result of a 17 basis point decrease in the average yield and a 4% decrease in the average balance. The decreases in the average yield for the three and six month periods were primarily the result of decreases to the interest rate benchmarks to which the variable rate loans are tied and lower yields on recent loan originations. The decreases in the average balance for the three and six month periods were primary driven by the sale of $190.7 million of residential loans in the third and fourth quarters of 2019 and slowing originations in the first two quarters of 2020.
Interest income on home equity loans for the three months ended June 30, 2020 was $0.7 million, a decrease of $0.5 million, or 43%, compared to the same period in 2019, as a result of a 207 basis point decrease in the average yield and a 3% decrease in the average balance. For the six months ended June 30, 2020, home equity interest income was $1.6 million, a decrease of $0.7 million, or 29%, compared to the same period in 2019, as a result of a 133 basis point decrease in the average yield and a 4% decrease in the average balance. The decreases in the average yield for the three and six month periods were primarily the result of decreases to the interest rate benchmarks to which the variable rate loans are tied. The decreases in the average balance for the three and six month periods were primarily driven by reduced demand as a result of economic uncertainty related to the COVID-19 pandemic.
Interest income on other consumer loans for the three months ended June 30, 2020 was $0.9 million, a decrease of $0.4 million, or 32%, compared to the same period in 2019, as a result of a 138 basis point decrease in the average yield while the average balance remained flat. For the six months ended June 30, 2020, other consumer interest income was $2.1 million, a decrease of $0.8 million, or 27%, compared to the same period in 2019, as a result of a 119 basis point decrease in the average yield and a 1% decrease in the average balance. The decreases in the average yield for the three and six month periods were primarily the result of decreases to the interest rate benchmarks to which the variable rate loans are tied, while the average balances have remained relatively flat driven by strategic decisions to slow new consumer loan growth.
Investment income for the three months ended June 30, 2020 was $6.0 million, a decrease of $0.8 million, or 11%, compared to the same period in 2019, as a result of a 33 basis point decrease in the average yield, partially offset by a 3% increase in the average balance. For the six months ended June 30, 2020, investment income was $12.7 million, a decrease of $0.9 million, or 7%, compared to the same period in 2019, as a result of a 21 basis point decrease in the average yield, partially offset by a 3% increase in the average balance. The decreases in the average yield for the three and six month periods were primarily due to the lower interest rate environment. The increases in the average balance for the three and six month periods were primarily due to additional liquidity generated from deposits.
Interest expense. Total interest expense for the three months ended June 30, 2020 was $9.9 million, a decrease of $11.4 million, or 54%, compared to the same period in 2019. For the six months ended June 30, 2020, total interest expense was $25.7 million, a decrease of $14.0 million, or 35%, compared to the same period in 2019. The decreases in interest expense for the three and six months periods were primarily driven by the impact of lower rates on interest-bearing deposits and borrowings and a decrease in the average volume of borrowings, partially offset by an increase in the volume of interest-bearing deposits.
Interest expense on interest-bearing deposits for the three months ended June 30, 2020 was $7.3 million, a decrease of $7.2 million, or 49%, compared to the same period in 2019, as a result of a 66 basis point decrease in the average rate, partially offset by an 8% increase in the average balance. For the six months ended June 30, 2020, interest expense on interest-bearing deposits was $20.1 million, a decrease of $8.4 million, or 30%, compared to the same period in 2019, as a result of a 42 basis point decrease in the average rate, partially offset by a 7% increase in the average balance. The decreases in the average rate paid on deposits for the three and six month periods were driven primarily by wholesale reductions in rates paid for deposit accounts given the recent decreases in interest rates. The increases in the average balance for interest-bearing deposits was primarily driven by increases in deposit products in all regions in which the Bank operates as clients hold additional cash deposit balances given the economic uncertainty surrounding the COVID-19 pandemic.
Interest paid on non-deposit interest-bearing liabilities for the three months ended June 30, 2020 was $2.5 million, a decrease of $4.2 million, or 62%, compared to the same period in 2019, as a result of a 121 basis point decrease in the average rate paid on FHLB borrowings and other borrowings, a 36% decrease in the average balance of FHLB borrowings and other borrowings, and a 118 basis point decrease in the average rate on junior subordinated debentures. For the six months ended June 30, 2020, interest paid on non-deposit interest-bearing liabilities was $5.6 million, a decrease of $5.6 million, or 50%, compared to the same period in 2019, as a result of an 83 basis point decrease in the average rate paid on FHLB borrowings and other borrowings, a 32% decrease in the average balance of FHLB borrowings and other borrowings, and a 100 basis point decrease in the average rate on junior subordinated debentures. The decreases in the average rates paid were primarily driven by the decreases in benchmark interest rates to which the instruments are tied. The decreases in the average balance for non-deposit interest-bearing liabilities were primarily driven by increases in deposits, reducing the need for higher-cost borrowings.
Provision/(credit) for loan losses. The Company recorded a provision for loan losses of $22.6 million for the three months ended June 30, 2020, compared to a provision for loan losses of $1.4 million for the same period in 2019. For the six months ended June 30, 2020, the Company recorded a provision for loan losses of $39.6 million, compared to a credit to the provision for loan losses of $0.1 million for the same period in 2019. The provision for loan losses was primarily driven by changes in economic forecasts in both the first and second quarters of 2020 to reflect deteriorating economic conditions related to the COVID-19 pandemic and a change in the weight of forecast scenarios used to be weighted more heavily to the downside scenario, combined with an increase in qualitative factors to account for incremental risk not included in the quantitative model. Under the CECL methodology, the provision for loan loss required may be significantly affected by reasonable and supportable economic forecasts.
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
Fees and other income

	Three months ended June 30,		$ Change	% Change	Six months ended June 30,		$ Change	% Change
	2020	2019			2020	2019
	(In thousands, except percentages)
Wealth management and trust fees	$17,261	$18,912	$(1,651)	(9)%	$35,632	$37,970	$(2,338)	(6)%
Investment management fees	1,770	2,455	(685)	(28)%	3,695	5,105	(1,410)	(28)%
Other banking fee income	2,395	2,867	(472)	(16)%	4,885	5,366	(481)	(9)%
Gain on sale of loans, net	204	58	146	nm	304	131	173	nm
Total core fees and income	21,630	24,292	(2,662)	(11)%	44,516	48,572	(4,056)	(8)%
Total other income	1,032	88	944	nm	(333)	1,056	(1,389)	nm
Total fees and other income	$22,662	$24,380	$(1,718)	(7)%	$44,183	$49,628	$(5,445)	(11)%
_____________________
nm = not meaningful
Total fees and other income for the three months ended June 30, 2020 decreased $1.7 million, or 7%, compared to the same period in 2019 driven by lower Wealth management and trust fees and Investment management fees, partially offset by higher Total other income. The decreases in Wealth management and trust fees and Investment management fees were driven by the impact of lower equity market values on AUM at the end of the first quarter of 2020, as many accounts are billed in arrears. The increase in Total other income was driven primarily by a favorable mark-to-market adjustment on deferred compensation in the second quarter of 2020.
Total fees and other income for the six months ended June 30, 2020 decreased $5.4 million, or 11%, compared to the same period in 2019 driven by lower Wealth management and trust fees, Investment management fees, and Total other income. The decreases in Wealth management and trust fees and Investment management fees were driven by the impact of lower equity market values on AUM and net outflows. Total AUM managed or advised by the Company was $16.0 billion at June 30, 2020, a decrease of $0.2 billion, or 2%, compared to June 30, 2019. The decrease was primarily driven by the impact of net outflows of $0.2 billion for the twelve months ended June 30, 2020. The decrease in Total other income for the six months ended June 30, 2020 was driven primarily by the impact of mark-to-market adjustments on derivatives and deferred compensation.
Operating Expense

	Three months ended June 30,		$ Change	% Change	Six months ended June 30,		$ Change	% Change
	2020	2019			2020	2019
	(In thousands, except percentages)
Salaries and employee benefits	$33,937	$32,706	$1,231	4%	$69,033	$68,432	$601	1%
Occupancy and equipment	7,560	7,852	(292)	(4)%	15,206	16,200	(994)	(6)%
Information systems	7,113	5,137	1,976	38%	13,838	10,997	2,841	26%
Professional services	3,446	3,313	133	4%	7,047	6,873	174	3%
Marketing and business development	2,313	1,934	379	20%	4,203	3,019	1,184	39%
Amortization of intangibles	702	672	30	4%	1,417	1,344	73	5%
FDIC insurance	767	585	182	31%	767	1,245	(478)	(38)%
Restructuring	—	—	—	nm	—	1,646	(1,646)	(100)%
Other	5,615	3,460	2,155	62%	10,850	6,456	4,394	68%
Total operating expense	$61,453	$55,659	$5,794	10%	$122,361	$116,212	$6,149	5%
_____________________
nm = not meaningful

Total operating expense for the three months ended June 30, 2020 increased $5.8 million, or 10%, to $61.5 million, compared to the same period in 2019, primarily due to increases in Other expense, Information systems expense, and Salaries and employee benefits expense. Total operating expense for the six months ended June 30, 2020 increased $6.1 million, or 5%, compared to the same period in 2019, primarily due to increases in Other expense, Information systems expense, Marketing and business development expense, and Salaries and employee benefits expense, partially offset by decreases in Restructuring expense, Occupancy and equipment expense, and FDIC insurance expense.
•Other expense increased $2.2 million, or 62%, and $4.4 million, or 68%, for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The increases were primarily driven by increases to the reserve for unfunded loan commitments of $2.8 million and $4.7 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The increases to the reserve were driven by deteriorating economic conditions related to the COVID-19 pandemic.
•Information systems expense increased $2.0 million, or 38%, and $2.8 million, or 26%, for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The increases were primarily driven by new information technology initiatives placed into service during the fourth quarter of 2019 and an increase in costs related to building out remote working capabilities in the second quarter of 2020.
•Marketing and business development expense increased $0.4 million, or 20%, and $1.2 million, or 39%, for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The increases were primarily driven by new advertising campaigns and timing of spend.
•Salaries and employee benefits expense increased $1.2 million, or 4%, and $0.6 million, or 1%, for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The increases were primarily driven by severance expense and an unfavorable mark-to-market adjustment on deferred compensation in the second quarter of 2020, partially offset by decreased variable compensation throughout 2020.
•Restructuring expense decreased for the six months ended June 30, 2020, compared to the same period of 2019. In the first quarter of 2019, there was a restructuring expense of $1.6 million related to executive departures.
•Occupancy and equipment expense decreased $0.3 million, or 4%, and $1.0 million, or 6%, for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The decreases were primarily driven by decreases in depreciation expense on leasehold improvements and rent expense due to lease expirations that were not renewed.
•FDIC insurance decreased $0.5 million, or 38%, for the six months ended June 30, 2020, compared to the same period in 2019. The decrease was driven by an FDIC insurance assessment credit received in the first quarter of 2020. In January 2019, the Bank received notification from the FDIC that it was eligible for small bank assessment credits of $2.0 million because the FDIC's Deposit Insurance Fund reserve ratio exceeded the target level. The full $2.0 million of credits has been utilized.
Income tax expense. Income tax expense for the six months ended June 30, 2020 was $0.9 million, compared to $10.3 million for the same period in 2019. The effective tax rate for the six months ended June 30, 2020 was (60.9)%, compared to an effective tax rate of 20.9% for the same period of 2019. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 9: Income Taxes” for further detail.

Financial Condition
Condensed Consolidated Balance Sheets and Discussion

	June 30, 2020	December 31, 2019	Increase/ (decrease)	% Change
	(In thousands, except percentages)
Assets:
Total cash and investments	$1,291,391	$1,376,863	$(85,472)	(6)%
Loans held for sale	9,786	7,386	2,400	32%
Total loans	7,332,954	6,976,704	356,250	5%
Less: Allowance for loan losses	89,324	71,982	17,342	24%
Net loans	7,243,630	6,904,722	338,908	5%
Goodwill and intangible assets, net	66,542	67,959	(1,417)	(2)%
Right-of-use assets	94,143	102,075	(7,932)	(8)%
Total other assets	453,414	371,496	81,918	22%
Total assets	$9,158,906	$8,830,501	$328,405	4%
Liabilities and Equity:
Deposits	$7,427,397	$7,241,476	$185,921	3%
Total borrowings	579,299	510,590	68,709	13%
Lease liabilities	108,234	117,214	(8,980)	(8)%
Total other liabilities	218,771	140,820	77,951	55%
Total liabilities	8,333,701	8,010,100	323,601	4%
Redeemable noncontrolling interests (“RNCI”)	—	1,383	(1,383)	(100)%
Total shareholders’ equity	825,205	819,018	6,187	1%
Total liabilities, RNCI and shareholders’ equity	$9,158,906	$8,830,501	$328,405	4%
Total assets. Total assets increased $328.4 million, or 4%, to $9.2 billion at June 30, 2020 from $8.8 billion at December 31, 2019, primarily driven by an increase in Net loans and Total other assets, partially offset by a decrease in Total cash and investments.
Total cash and investments. Total cash and investments (consisting of Cash and cash equivalents, Investment securities available-for-sale, Investment securities held-to-maturity, Equity securities at fair value, and Stock in the Federal Home Loan Bank and Federal Reserve Bank) decreased $85.5 million, or 6%, from December 31, 2019. The decrease was primarily driven by a decrease of $113.5 million in Cash and cash equivalents, partially offset by an increase of $30.4 million in Investment securities available-for-sale and Equity securities at fair value. The Company utilized cash to partially fund loan growth. Total cash and investments represent 14% of total assets at June 30, 2020 and 16% of total assets at December 31, 2019.
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
Investment maturities, redemptions, principal payments, and sales of securities, if any, net of purchases (includes Investment securities available-for-sale, Investment securities held-to-maturity and Equity securities at fair value), provided $2.9 million of cash proceeds during the six months ended June 30, 2020, compared to $65.4 million in the same period in 2019. The timing of sales and reinvestments is based on various factors, including management’s evaluation of interest rate trends, credit risk, and the Company’s liquidity. The Company’s available-for-sale investment portfolio carried a total of $43.3 million of unrealized gains and $0.2 million of unrealized losses at June 30, 2020, compared to $15.0 million of unrealized gains and $3.6 million of unrealized losses at December 31, 2019. The increase in the total net unrealized gains is primarily driven by the current interest rate environment.
No impairment losses were recognized through earnings related to investment securities during the six months ended June 30, 2020 and 2019. The Company does not consider these investments to be credit impaired as the decline in fair value on investments is primarily attributed to changes in interest rates and not due to credit quality or other risk factors.
Additionally, at June 30, 2020 and December 31, 2019, the Company held $42.5 million and $48.2 million, respectively, of Investment securities held-to-maturity at amortized cost. All of the held-to-maturity securities held at June 30, 2020 were mortgage-backed securities guaranteed by the U.S. government, U.S. government agencies, or government-sponsored entities.

See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 4: Investments” for further details of the Company’s investment securities.
Loans held for sale. Loans held for sale at June 30, 2020 increased $2.4 million, or 32%, to $9.8 million from the balance at December 31, 2019. The balance of Loans held for sale usually relates to the timing and volume of residential loans originated for sale and the ultimate sale transaction, which is typically executed within a short time following the loan origination. From time to time, the Company may also sell loans that have been held in the loan portfolio. The sale of such loans may improve the Bank’s liquidity and capital position or may provide the Bank additional flexibility for more profitable and strategic future lending opportunities.
Goodwill and intangible assets, net. Goodwill and intangible assets, net at June 30, 2020 decreased $1.4 million, or 2%, to $66.5 million from the balance at December 31, 2019, due to Amortization of intangible assets. There was no change to Goodwill during the six months ended June 30, 2020.
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
Management performed its annual goodwill and indefinite-lived intangible asset impairment testing during the fourth quarter of 2019. The estimated fair value of Boston Private Wealth exceeded its carrying value. Management will perform the annual goodwill and indefinite-lived intangible asset impairment testing for this year in the fourth quarter of 2020. Management determined that there was not a trigger event in the second quarter of 2020 from the economic conditions related to the COVID-19 pandemic, and will continually monitor for triggering events that would warrant testing prior to the fourth quarter of 2020.
Right-of-use assets. Right-of-use ("ROU") assets at June 30, 2020 decreased $7.9 million, or 8%, to $94.1 million compared to the balance at December 31, 2019 due to amortization of ROU assets and lease expirations that were not renewed in the second quarter of 2020. Upon adoption of the lease accounting standard, ASU 2016-02, the Company recognized $108.5 million of ROU assets on the face of the Consolidated Balance Sheets as of January 1, 2019. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 14: Lease Accounting” for further details.
Total other assets. Total other assets, as presented in the table above, consists of the following line items from the Consolidated Balance Sheets: Premises and equipment, net; Fees receivable; Accrued interest receivable; Deferred income taxes, net; and Other assets. Total other assets at June 30, 2020 increased $81.9 million, or 22%, to $453.4 million from the balance at December 31, 2019. These changes resulted from the following factors:
•Other assets, which consist primarily of bank-owned life insurance, investment in partnerships, prepaid expenses, interest rate derivatives, and other receivables increased $84.3 million, or 29%, to $371.7 million at June 30, 2020 from $287.3 million at December 31, 2019. The increase was primarily driven by an increase in the market value of derivative assets, partially offset by an increase in the market value of derivative liabilities in Other liabilities.
•Deferred income taxes, net, decreased $2.3 million, or 20%, to $9.1 million at June 30, 2020 from $11.4 million at December 31, 2019. The decrease was primarily due to the current year tax effect of other comprehensive income of $9.0 million and the tax effect of the adoption of ASU 2016-13 of $5.5 million, partially offset by the deferred tax benefit of $12.2 million related to the additional allowance for loan losses.
Deposits. Deposits at June 30, 2020 increased $185.9 million, or 3%, compared to the balance at December 31, 2019. The increase in deposits in the second quarter of 2020 was primarily due to an increase in demand deposits driven by clients maintaining adequate cash reserves during an economic downturn and the funding of PPP loans into deposit accounts in the second quarter of 2020. Average total deposits for the three months ended June 30, 2020 increased 10% from the same period in 2019 as shown in the average balance sheet. For further details, see “Results of Operations” above.
Deposits are the principal source of the Bank’s funds for use in lending, investments, and liquidity. Deposit levels can fluctuate from quarter to quarter as a result of large short-term transactions by commercial clients. Seasonality can also affect the deposit balances. The Company has historically seen seasonal outflows of deposits in the second quarter of each year related to tax payments. Given the delay of the federal tax payment date in 2020, the Company anticipates to see this impact of seasonality in the third quarter of 2020.
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

The following table presents the composition of the Company’s deposits at June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Balance	as a % of total	Balance	as a % of total
	(In thousands, except percentages)
Demand deposits (non-interest bearing)	$2,293,864	32%	$1,971,013	27%
NOW (1)	686,395	9%	578,527	8%
Savings	72,261	1%	67,673	1%
Money market (1)	3,753,228	51%	3,969,330	55%
Certificates of deposit less than $100,000 (1)	109,507	1%	145,226	2%
Certificates of deposit $100,000 to $250,000	105,584	1%	94,095	1%
Certificates of deposit more than $250,000	406,558	5%	415,612	6%
Total deposits	$7,427,397	100%	$7,241,476	100%
_____________________
(1) Includes brokered deposits of $510.2 million and $422.4 million at June 30, 2020 and December 31, 2019, respectively.
Total borrowings. Total borrowings (consisting of Securities sold under agreements to repurchase, FHLB borrowings, and Junior subordinated debentures) at June 30, 2020 increased $68.7 million, or 13%, compared to the balance at December 31, 2019, primarily driven by an increase in FHLB borrowings, partially offset by a decrease in repurchase agreements.
•FHLB borrowings increased $75.5 million, or 22%, to $426.3 million at June 30, 2020 from $350.8 million at December 31, 2019. The increase was primarily due to asset liability management considerations to fund the balance sheet, specifically funding for loan growth, as well as to manage interest rate risk. At December 31, 2019, the Company had a higher amount of short-term deposits that reduced the need for FHLB borrowings. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth and to manage interest rate risk, but can also be used as an additional source of liquidity for the Bank.
•Repurchase agreements decreased $6.8 million, or 13%, to $46.6 million at June 30, 2020 from $53.4 million at December 31, 2019. Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature.
Lease liabilities. Lease liabilities decreased $9.0 million, or 8%, to $108.2 million at June 30, 2020 compared to the balance at December 31, 2019 due to lease expirations that were not renewed in the second quarter of 2020. Upon adoption of the lease accounting standard discussed above, the Company recognized $124.1 million of lease liabilities on the face of the Consolidated Balance Sheets as of January 1, 2019. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 14: Lease Accounting” for further details of the Company’s leases.
Total other liabilities. Total other liabilities, which consist primarily of accrued interest, accrued employee benefits, interest rate derivatives, the unfunded portion of partnership investment commitments, and other accrued expenses, increased $78.0 million, or 55%, to $218.8 million at June 30, 2020, compared to the balance at December 31, 2019. The increase was primarily driven by increases in the market value adjustment on derivative liabilities and the reserve for unfunded loan commitments in 2020.
Loan Portfolio and Credit Quality
Total loans. Total loans increased $356.3 million, or 5%, to $7.3 billion, or 80% of total assets, as of June 30, 2020, from $7.0 billion, or 79% of total assets, as of December 31, 2019. The following table presents a summary of the loan portfolio based on the portfolio segment and changes in balances as of the dates indicated:

	June 30, 2020	December 31, 2019	$ Change	% Change
	(In thousands)
Commercial and industrial	$565,748	$694,034	$(128,286)	(18)%
Paycheck Protection Program	370,034	—	370,034	n/a
Commercial tax-exempt	419,264	447,927	(28,663)	(6)%
Commercial real estate	2,676,708	2,551,274	125,434	5%
Construction and land	240,211	225,983	14,228	6%
Residential	2,859,627	2,839,155	20,472	1%
Home equity	84,588	83,657	931	1%
Consumer and other	116,774	134,674	(17,900)	(13)%
Total loans	$7,332,954	$6,976,704	$356,250	5%

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
Beginning in the first quarter of 2020, the Company made a change to the loan portfolio segmentation in which Commercial and industrial and Commercial tax-exempt loans were bifurcated given their different underlying risk characteristics. Beginning in the second quarter of 2020, the Company also added a segment for PPP loans originated. For the period ended December 31, 2019, there were no such loans as the SBA initiated the program in the first quarter of 2020 in response to the COVID-19 pandemic.
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
The Bank’s commercial real estate loan portfolio, the largest portfolio segment after residential, includes loans secured by the following types of collateral as of the dates indicated:

	June 30, 2020	December 31, 2019
	(In thousands)
Multifamily and residential investment	$917,642	$899,583
Retail	621,499	631,796
Office and medical	547,555	487,133
Manufacturing, industrial, and warehouse	250,069	223,913
Hospitality	160,097	145,195
Other	179,846	163,654
Total commercial real estate loans	$2,676,708	$2,551,274

Geographic concentration. The following tables present the Company’s outstanding loan balance concentrations as of the dates indicated based on the location of the regional offices to which they are attributed.

	As of June 30, 2020
	New England		Northern California		Southern California		Total
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands, except percentages)
Commercial and industrial	$416,578	6%	$56,475	1%	$92,695	1%	$565,748	8%
Paycheck Protection Program	193,910	3%	119,073	1%	57,051	1%	370,034	5%
Commercial tax-exempt	296,862	4%	111,629	2%	10,773	—%	419,264	6%
Commercial real estate	1,105,423	15%	833,984	11%	737,301	10%	2,676,708	36%
Construction and land	152,673	2%	38,926	—%	48,612	1%	240,211	3%
Residential	1,502,486	20%	558,940	8%	798,201	11%	2,859,627	39%
Home equity	55,685	1%	17,627	—%	11,276	—%	84,588	1%
Consumer and other	57,986	1%	4,601	—%	54,187	1%	116,774	2%
Total loans (1)	$3,781,603	52%	$1,741,255	23%	$1,810,096	25%	$7,332,954	100%

	As of December 31, 2019
	New England		Northern California		Southern California		Total
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands, except percentages)
Commercial and industrial	$558,701	8%	$46,330	1%	$89,003	1%	$694,034	10%
Commercial tax-exempt	338,737	5%	98,266	1%	10,924	—%	447,927	6%
Commercial real estate	1,027,133	15%	769,777	11%	754,364	11%	2,551,274	37%
Construction and land	152,100	2%	31,484	—%	42,399	1%	225,983	3%
Residential	1,540,592	22%	558,307	8%	740,256	11%	2,839,155	41%
Home equity	55,226	1%	17,357	—%	11,074	—%	83,657	1%
Consumer and other	104,258	2%	11,265	—%	19,151	—%	134,674	2%
Total loans (1)	$3,776,747	55%	$1,532,786	21%	$1,667,171	24%	$6,976,704	100%
________________________
(1)Regional percentage totals may not foot due to rounding.
Allowance for loan losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and totaled $89.3 million and $72.0 million as of June 30, 2020 and December 31, 2019, respectively.
The allowance for loan losses increased $17.3 million to $89.3 million, or 1.22% of total loans, as of June 30, 2020 from $72.0 million, or 1.03% of total loans, as of December 31, 2019. The increase in the allowance for loan losses in the first two quarters of 2020 was primarily driven by changes in economic forecasts in both the first quarter and second quarter of 2020 to reflect deteriorating economic conditions related to the COVID-19 pandemic and a change in the weight of forecast scenarios used to be weighted more heavily to the downside scenario, combined with an increase in qualitative factors to account for incremental risk not included in the quantitative model.
The decrease in the allowance for loan losses of $20.4 million on adoption of ASU 2016-13 was driven primarily by the portfolio composition including the short-term nature of Commercial real estate loans, estimated prepayments, a change to the loan portfolio segmentation in which Commercial and industrial and Commercial tax-exempt loans were bifurcated given the different underlying risk characteristics, and the reasonable and supportable economic forecasts at the time of adoption. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 7: Allowance for Loan Losses” for an analysis of the Company’s allowance for loan losses.
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

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands)
Net loans (charged off)/recovered:
New England	$7	$31	$22	$253
Northern California	3	20	125	38
Southern California	(1,501)	(161)	(1,986)	(473)
Total net loans (charged off)/ recovered	$(1,491)	$(110)	$(1,839)	$(182)
There were $1.5 million in net charge offs recorded in the second quarter of 2020 compared to $0.1 million of net charge-offs for the same period of 2019.
Nonperforming assets. The Company’s nonperforming assets include nonaccrual loans and OREO, if any. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of deeds in lieu of foreclosure. As of June 30, 2020, nonperforming assets totaled $25.6 million, or 0.28% of total assets, an increase of $9.5 million, or 59%, compared to $16.1 million, or 0.18% of total assets, as of December 31, 2019.
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest in accordance with the contractual terms of the loan agreement is in doubt. Despite a loan having a current payment status, if the Bank has reason to believe it may not collect all principal and interest on the loan in accordance with the related contractual terms, the Bank will generally discontinue the accrual of interest income and will apply any future interest payments received to principal. Of the $25.6 million of loans on nonaccrual status as of June 30, 2020, $13.4 million, or 52%, had a current payment status, $1.7 million, or 7%, were 30-89 days past due, and $10.5 million, or 41%, were 90 days or more past due. Of the $16.1 million of loans on nonaccrual status as of December 31, 2019, $9.8 million, or 61%, had a current payment status, $1.2 million, or 7%, were 30-89 days past due, and $5.1 million, or 32%, were 90 days or more past due.
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
Delinquencies. The past due status of a loan is determined in accordance with its contractual repayment terms. All loan types are reported past due when one scheduled payment is due and unpaid for 30 days or more. Loans 30-89 days past due decreased $20.4 million, or 79%, to $5.5 million as of June 30, 2020 from $25.9 million as of December 31, 2019. Loan delinquencies can be attributed to many factors, such as continuing weakness in, or deteriorating, economic conditions in the region in which the collateral is located, the loss of a tenant or lower lease rates for commercial borrowers, or the loss of income for consumers and the resulting liquidity impacts on the borrowers. The economic conditions created by the COVID-19 pandemic represent an example of an event that could cause an increase in delinquencies in future quarters. The Bank has instituted programs such as deferments, forbearances, and the commercial real estate second mortgage program to help borrowers who have been impacted by the COVID-19 pandemic. Further deterioration in the credit condition of these delinquent loans could lead to the loans going to nonaccrual status and/or being downgraded. Downgrades would generally result in additional charge offs or provision for loan losses. Past due loans may be included with accruing substandard loans.
In certain instances, although very infrequently, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There was one commercial real estate loan with an immaterial balance 90 days or more past due, but still accruing, as of June 30, 2020 and no loans 90 days or more past due, but still accruing, as of December 31, 2019.
Impaired loans. Impaired loans individually evaluated for impairment in the allowance for loan losses totaled $27.2 million as of June 30, 2020, an increase of $8.0 million, or 42%, compared to $19.2 million as of December 31, 2019. As of June 30, 2020, $1.1 million of the individually evaluated impaired loans had $0.2 million in specific reserve allocations. The remaining $26.1 million of individually evaluated impaired loans did not have specific reserve allocations due to the adequacy of collateral, prior charge-offs taken, interest collected and applied to principal, or a combination of these items. As of December 31, 2019, $1.1 million of individually evaluated impaired loans had $0.2 million in specific reserve allocations, and the remaining $18.1 million of individually evaluated impaired loans did not have specific reserve allocations.
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. As of June 30, 2020 and December 31, 2019, TDRs totaled $14.8 million and $12.6 million, respectively. As of

June 30, 2020, $8.9 million of the $14.8 million in TDRs were on accrual status. As of December 31, 2019, $7.1 million of the $12.6 million in TDRs were on accrual status.
In the first quarter of 2020, in response to the COVID-19 pandemic, the Company initiated a mortgage deferment program under which principal and interest payments on qualifying loans are generally deferred for initially three months and the loan term is extended three months and if requested, can be deferred for an additional three month period. As of June 30, 2020, 336 residential and home equity loans with a current outstanding principal balance of approximately $214.5 million were processed under this deferment program.
Potential Problem Loans. Loans that evidence weakness or potential weakness related to repayment history, the borrower’s financial condition, or other factors are reviewed by the Bank’s management to determine if the loan should be adversely classified. Delinquent loans may or may not be adversely classified depending upon management’s judgment with respect to each individual loan. The Bank classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators. Potential problem loans consist of accruing classified loans where known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in classification of such loans as nonperforming at some time in the future. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Triggering events for loan downgrades include updated appraisal information, inability of borrowers to cover debt service payments, loss of tenants, notification by the tenant of non-renewal of lease or inability of tenants to pay rent, inability of borrowers to sell completed construction projects, and the inability of borrowers to sell properties. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, be restructured, or require increased allowance coverage and provision for loan losses.
As of June 30, 2020, the Bank has identified $88.6 million in potential problem loans, an increase of $30.7 million, or 53% compared to $57.9 million as of December 31, 2019. The increase in potential problem loans during the first six months of 2020 was driven by three borrowing relationships in the New England region: a commercial and industrial relationship in the amount of $13.2 million, a Commercial tax-exempt relationship totaling $4.5 million, and a Commercial real estate relationship in the amount of $10.5 million. Numerous factors impact the level of potential problem loans, including economic conditions and real estate values. These factors affect the borrower’s liquidity and, in some cases, the borrower’s ability to comply with loan covenants such as debt service coverage. For instance, when there is a loss of a major tenant in a commercial real estate building, the appraised value of the building generally declines. Loans may be downgraded when this occurs as a result of the additional risk to the borrower in obtaining a new tenant in a timely manner and negotiating a lease with similar or better terms than the previous tenant. In many cases, these loans are still current and paying as agreed, although future performance may be impacted.
The following table presents a roll-forward of nonaccrual loans for the three and six months ended June 30, 2020 and 2019:

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2020	2019	2020	2019
	(In thousands)
Nonaccrual loans, beginning of period	$24,314	$12,019	$16,103	$14,057
Transfers in to nonaccrual status	6,037	5,911	17,373	6,258
Transfers out to accrual status	(3,005)	(171)	(5,235)	(204)
Charge-offs (1)	(1,546)	(195)	(2,074)	(759)
Paid off/paid down	(196)	(409)	(563)	(2,197)
Nonaccrual loans, end of period	$25,604	$17,155	$25,604	$17,155
___________________
(1) During the second quarter of 2020, one nonaccrual loan was charged-off and transferred to OREO with a value of zero. As of June 30, 2020 it represents the only asset in OREO.

The following table presents a summary of credit quality by geography, based on the location of the regional offices:

	June 30, 2020	December 31, 2019
	(In thousands)
Nonaccrual loans:
New England	$11,630	$9,764
Northern California	9,459	319
Southern California	4,515	6,020
Total nonaccrual loans	$25,604	$16,103
Loans 30-89 days past due and accruing: (1)
New England	$4,214	$20,507
Northern California	111	2,593
Southern California	1,210	2,845
Total loans 30-89 days past due	$5,535	$25,945
Accruing classified loans: (2)
New England	$53,124	$20,428
Northern California	21,712	24,946
Southern California	13,750	12,548
Total accruing classified loans	$88,586	$57,922
___________________
(1) There was one commercial real estate loan with a balance less than $0.1 million that was 90+ days past due and accruing at June 30, 2020.
(2) Accruing Classified may include both Substandard and Doubtful classifications.
The following table presents a summary of credit quality by loan type. The loan type assigned to the credit quality data is based on the purpose of the loan.

	June 30, 2020	December 31, 2019
	(In thousands)
Nonaccrual loans:
Commercial and industrial	$3,649	$582
Paycheck Protection Program	—	—
Commercial tax-exempt	—	—
Commercial real estate	5,285	—
Construction and land	—	—
Residential	16,394	13,993
Home equity	195	1,525
Consumer and other	81	3
Total nonaccrual loans	$25,604	$16,103
Loans 30-89 days past due and accruing: (1)
Commercial and industrial	$3,101	$828
Paycheck Protection Program	—	—
Commercial tax-exempt	—	—
Commercial real estate	925	1,420
Construction and land	—	—
Residential	747	20,171
Home equity	740	369
Consumer and other	22	3,157
Total loans 30-89 days past due	$5,535	$25,945
Accruing classified loans: (2)
Commercial and industrial	$39,895	$24,987
Paycheck Protection Program	—	—
Commercial tax-exempt	8,478	4,052
Commercial real estate	34,935	23,558
Construction and land	—	—
Residential	4,228	4,253
Home equity	1,050	1,072
Consumer and other	—	—

Total accruing classified loans	$88,586	$57,922
___________________
(1) There was one commercial real estate loan with a balance less than $0.1 million that was 90+ days past due and accruing at June 30, 2020.
(2) Accruing Classified may include both Substandard and Doubtful classifications.
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
The following table presents certain liquidity measurements as of the dates indicated:

	June 30, 2020	December 31, 2019	$ Change	% Change
	(In thousands, except percentages)
Cash and cash equivalents	$179,027	$292,479	$(113,452)	(39)%
Investment securities available-for-sale	1,002,970	978,284	24,686	3%
Equity securities at fair value	24,492	18,810	5,682	30%
Less: Securities pledged against current borrowings and derivatives	(118,611)	(88,444)	(30,167)	(34)%
Cash and investments	$1,087,878	$1,201,129	$(113,251)	(9)%
As a percent of assets	12%	14%

Access to additional FHLB borrowings	1,184,166	1,432,603	(248,437)	(17)%
Total liquidity	$2,272,044	$2,633,732	$(361,688)	(14)%
As a percent of assets	25%	30%
As a percent of deposits	31%	36%
At June 30, 2020, the Company’s Cash and cash equivalents amounted to $179.0 million. The Holding Company’s Cash and cash equivalents amounted to $45.0 million at June 30, 2020. Management believes that the Holding Company and its affiliates, including the Bank, have adequate liquidity to meet their commitments for the foreseeable future.
Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At June 30, 2020, consolidated Cash and cash equivalents, Investment securities available-for-sale and Equity securities at fair value less securities pledged against current borrowings and derivatives amounted to $1.1 billion, or 12% of total assets, compared to $1.2 billion, or 14% of total assets, at December 31, 2019. Future loan growth may depend upon the Company’s ability to grow its core deposit levels. The Bank also has the ability to access additional borrowing under the PPPLF by pledging funded PPP loans if needed. In addition, the Company has access to available borrowings through the FHLB totaling $1.2 billion at June 30, 2020 and $1.4 billion at December 31, 2019. Combined, this liquidity totals $2.3 billion, or 25% of assets and 31% of deposits, as of June 30, 2020, compared to $2.6 billion, or 30% of assets and 36% of deposits, at December 31, 2019.
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
Holding Company Liquidity. The Company and noncontrolling interest holders of the Company’s majority-owned affiliate, DGHM, have contingent put options, call options, and mandatory repurchase obligations that would require the Company to purchase (and the noncontrolling interest owners of DGHM to sell) the remaining noncontrolling interest in DGHM at contractually predetermined values as determined by the operating agreement of DGHM. At June 30, 2020, the estimated maximum redemption value for DGHM related to outstanding put options was zero based on the contractually predetermined calculation in the DGHM operating agreement. These put and call options are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data - Note 14: Noncontrolling Interests” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Although not a primary source of funds, the Holding Company has generated liquidity from the sale of affiliates in the past. Additional funds were generated at the time of the sale of Anchor Capital Advisors LLC (“Anchor”) which occurred in April 2018 and the sale of Bingham, Osborn & Scarborough, LLC (“BOS”) which occurred in December 2018. As part of the sale agreements for both Anchor and BOS, the Company expects to receive future contingent payments for the remaining six months of 2020 of approximately $1.0 million and $1.1 million at June 30, 2020, respectively.
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
The Company is required to pay interest quarterly on its junior subordinated debentures. The estimated cash outlay for the remaining six months of 2020 for the interest payments is approximately $1.1 million based on the debt outstanding at June 30, 2020. LIBOR is expected to be phased out as an index by the end of 2021, and $103.1 million of the Company's junior subordinated debentures are tied to LIBOR. The Company will need to negotiate an alternative benchmark rate to be used at the time.
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
The Company's $0.06 per share dividend announced on July 28, 2020 for the second quarter of 2020 exceeded the Company's earnings for the quarter. As required, the Company requested and received a non-objection letter from the Federal Reserve Bank of Boston to pay the proposed dividend. Given the current economic conditions and future forecasts, the Company’s Board of Directors will evaluate the amount of future dividends, if any, to be declared on a quarter by quarter basis. The Board of Directors could reduce or eliminate quarterly cash dividends based on the current or forecasted conditions if deemed prudent.
Bank Liquidity. The Bank has established various borrowing arrangements to provide additional sources of liquidity and funding. Management believes that the Bank currently has adequate liquidity available to respond to current demands. The Bank is a member of the FHLB of Boston, and as such, has access to short- and long-term borrowings from that institution. The FHLB can change the advance amounts that banks can utilize based on a bank’s current financial condition as obtained from publicly available data such as FDIC Call Reports. Decreases in the amount of FHLB borrowings available to the Bank would lower its liquidity and possibly limit the Bank’s ability to grow in the short-term. In addition, due to the elevated level of deposits in the second quarter of 2020, the Bank did not utilize any borrowings from the PPPLF, as originally anticipated. However, the Bank will continue to monitor its level of deposits and may utilize borrowings from the PPPLF in future quarters, if needed. Management believes that the Bank has adequate liquidity to meet its commitments for the foreseeable future.
In addition to the above liquidity, the Bank has access to the FRB discount window facility, which can provide short-term liquidity as “lender of last resort”. The use of non-core funding sources, including brokered deposits and borrowings, by the Bank may be limited by regulatory agencies. Generally, the regulatory agencies prefer that banks rely on core-funding sources for liquidity.
From time to time, the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. At June 30, 2020, the Bank had unused federal fund lines of credit totaling $500.0 million, compared to $500.0 million at December 31, 2019, with correspondent institutions to provide it with immediate access to overnight borrowings. At June 30, 2020 and December 31, 2019, the Bank did not have any outstanding borrowings under the federal funds lines with these correspondent institutions nor outstanding borrowings under federal funds lines with the FHLB. Certain liquidity sources, such as federal funds lines, may be withdrawn by the correspondent bank at any time especially in the event of financial deterioration of the institution.

The Bank has negotiated brokered deposit agreements with several institutions that have nationwide distribution capabilities. The Bank participates in deposit placement services that can be used to provide customers to expanded deposit insurance coverage. At June 30, 2020, the Bank had $510.2 million of brokered deposits outstanding under these agreements, compared to $422.4 million at December 31, 2019.
If the Bank is no longer able to utilize the FHLB for borrowing, collateral currently used for FHLB borrowings could be transferred to other facilities such as the FRB’s discount window. In addition, the Bank could increase its usage of brokered deposits. Other borrowing arrangements may have higher rates than the FHLB would typically charge.
Capital Resources
Total shareholders’ equity at June 30, 2020 was $825.2 million compared to $819.0 million at December 31, 2019, an increase of $6.2 million. The increase in shareholders’ equity was primarily the result of the impact of the change in accumulated other comprehensive income and the adoption of ASU 2016-13, partially offset by dividends paid to common shareholders and the repurchase of common shares.
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
The following table presents the Company’s and the Bank’s regulatory capital and related ratios as of June 30, 2020 and December 31, 2019. Also presented are the minimum requirements established by the Federal Reserve as of those dates for the Company and the Bank, respectively, to meet applicable capital requirements for the Bank to be considered “well capitalized” under the prompt corrective action provisions of the Federal Deposit Insurance Act. The Federal Reserve and the Massachusetts Division of Banks may impose higher capital ratios than those listed below based upon the results of regulatory exams.

	Actual		For capital adequacy purposes (at least)		To be well capitalized under prompt corrective action provisions (at least)		Minimum capital ratio with capital conservation buffer (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Ratio
	(In thousands, except percentages)
As of June 30, 2020
Common equity tier 1 risk-based capital
Company	$731,316	11.09%	$296,728	4.5%	n/a	n/a	7.0%
Boston Private Bank	774,360	11.78%	295,832	4.5%	$427,314	6.5%	7.0%
Tier 1 risk-based capital
Company	831,338	12.61%	395,637	6.0%	n/a	n/a	8.5%
Boston Private Bank	774,360	11.78%	394,443	6.0%	525,924	8.0%	8.5%
Total risk-based capital
Company	913,936	13.86%	527,517	8.0%	n/a	n/a	10.5%
Boston Private Bank	856,712	13.03%	525,924	8.0%	657,405	10.0%	10.5%
Tier 1 leverage capital
Company	831,338	9.23%	360,383	4.0%	n/a	n/a	4.0%
Boston Private Bank	774,360	8.63%	359,057	4.0%	448,821	5.0%	4.0%

As of December 31, 2019
Common equity tier 1 risk-based capital
Company	$745,926	11.42%	$293,886	4.5%	n/a	n/a	7.0%
Boston Private Bank	778,635	11.97%	292,717	4.5%	$422,813	6.5%	7.0%
Tier 1 risk-based capital
Company	846,337	12.96%	391,848	6.0%	n/a	n/a	8.5%
Boston Private Bank	778,635	11.97%	390,289	6.0%	520,386	8.0%	8.5%
Total risk-based capital
Company	919,573	14.08%	522,464	8.0%	n/a	n/a	10.5%
Boston Private Bank	851,733	13.09%	520,386	8.0%	650,482	10.0%	10.5%
Tier 1 leverage capital
Company	846,337	9.77%	346,398	4.0%	n/a	n/a	4.0%
Boston Private Bank	778,635	9.03%	344,958	4.0%	431,198	5.0%	4.0%
____________________
(1) Required capital ratios with the capital conservation buffer added to the minimum risk-based capital ratios.
The Company has sponsored the creation of two statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. In accordance with ASC 810-10-55, Consolidation - Overall - Implementation Guidance and Illustrations - Variable Interest Entities, these statutory trusts are not consolidated into the Company’s financial statements; however, the Company reflects the amounts of junior subordinated debentures payable to the preferred stockholders of statutory trusts as debt in its financial statements. As of both June 30, 2020 and December 31, 2019, all $100.0 million of the net balance of these trust preferred securities qualified as Tier 1 capital.
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
Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of June 30, 2020 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries, was made known to the certifying officers by others within the Company and its consolidated subsidiaries in the reports that it files or submits under the Exchange Act and is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. On a quarterly basis, the Company evaluates the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.
(b) Change in internal controls over financial reporting.
There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. Other Information
Item 1.  Legal Proceedings
The Company is involved in various legal proceedings from time to time. In the opinion of management, the final disposition of these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.
Item 1A.  Risk Factors
This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020 (“Annual Report”) and Part II. Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as filed with the SEC on May 8, 2020 (the “First Quarter 10-Q”), based on information currently known to us and recent developments since the date of the First Quarter 10-Q filing. The matters discussed below should be read in conjunction with the risks described in Part I. Item 1A. “Risk Factors” of our Annual Report and Part II. Item 1A. “Risk Factors” of our First Quarter 10-Q. However, the risks and uncertainties that we face are not limited to those described below and those set forth in the Annual Report and First Quarter 10-Q. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities, particularly in light of the fast-changing nature of the COVID-19 pandemic, responsive containment measures taken and the related impacts to economic and operating conditions.
The COVID-19 pandemic, and the measures taken to control its spread, will continue to adversely impact our employees, customers, business operations and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted.
The COVID-19 pandemic has, and will likely continue to, severely impact the national economy and the regional and local markets in which we operate, lower equity market valuations, create significant volatility and disruption in capital and debt markets, and increase unemployment levels. Our business operations may be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. We are subject to heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements that we have put in place for our employees. Federal Reserve actions to combat the economic contraction caused by the COVID-19 pandemic, including the reduction of the target federal funds rate and quantitative easing programs, could, if prolonged, adversely affect our net interest income and margins, and our profitability. The continued closures of many businesses and the institution of social distancing, shelter in place and stay home orders in the states and communities we serve, have reduced business activity and financial transactions, and may impact the execution of our strategic plan, such as by delaying strategic hiring. While certain of these restrictions have been eased and workplaces in the communities we serve are beginning to reopen, the pace of reopening is measured and these government policies and directives are subject to change as the effects and spread of the COVID-19 pandemic continue to evolve. It is unclear whether any COVID-19 pandemic-related businesses losses that we or our customers may suffer will be covered by existing insurance policies. Additionally, certain government directives and social distancing protocols may hinder our ability to conduct timely property appraisals, which could delay or impact the accuracy of the recognition of credit losses in our loan portfolios. Changes in customer behavior due to worsening business and economic conditions or legislative or regulatory initiatives may impact the demand for our products and services, which could adversely affect our revenue. The measures we have taken to aid our customers, including the introduction of a mortgage deferment program, may be insufficient to help our customers who have been negatively impacted by the economic fallout from the COVID-19 pandemic. Loans that are currently in deferral status may become nonperforming loans. Because of adverse economic and market conditions, we may be required to increase the Bank’s provision for loan loss expense, or recognize impairments on the securities we hold, goodwill, intangible assets, and right-of-use assets. The increase in market volatility and a corresponding increase in trading frequency means that our Wealth Management and Trust business is subject to an increased risk of trading errors, and the risk that any trading errors are of an increased magnitude. While the COVID-19 pandemic negatively impacted our results of operations for the first half of 2020, the extent to which the COVID-19 pandemic will continue to impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic, as well as further actions we may take as may be required by government authorities or that we determine is in the best interests of our employees and customers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the pandemic.
Our participation in the SBA’s PPP may expose us to reputational harm, increased litigation risk, as well as the risk that the SBA may not fund some or all of the guarantees associated with PPP loans, which could result in these loans being charged off.
We have approved approximately 1,045 loans aggregating approximately $380.3 million through the PPP. Lenders participating in the PPP have faced increased public scrutiny about their loan application process and procedures, and the nature and type of the borrowers receiving PPP loans. We depend on our reputation as a trusted and responsible financial services company to compete effectively in the communities that we serve, and any negative public or customer response to, or any litigation or claims that might arise out of, our participation in the PPP and any other legislative or regulatory initiatives and programs that may be enacted in response to the COVID-19 pandemic, could adversely impact our business. Other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP, and we may be subject to the same or similar litigation, in addition to litigation in connection with our processing of PPP loan forgiveness applications. In addition, if the SBA determines that there is a deficiency in the manner in which a PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities of the Company in the second quarter of 2020.
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

/s/ ANTHONY DECHELLIS
August 6, 2020	Anthony DeChellis
Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ STEVEN M. GAVEN
August 6, 2020	Steven M. Gaven
Executive Vice President, Chief Financial Officer