Form 10-Q
period 2020-09-30
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2020-11-05
CIK 821127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
Or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 30, 2020:

Common Stock, Par Value $1.00 Per Share	82,254,594
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION, ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)
	September 30, 2020	December 31, 2019
	(In thousands, except share and per share data)
Assets:
Cash and cash equivalents	$546,263	$292,479
Investment securities available-for-sale (amortized cost of $967,730 and $966,900 at September 30, 2020 and December 31, 2019, respectively)	1,011,327	978,284
Investment securities held-to-maturity (fair value of $39,348 and $47,949 at September 30, 2020 and December 31, 2019, respectively)	38,600	48,212
Equity securities at fair value	32,818	18,810
Stock in Federal Home Loan Bank and Federal Reserve Bank	36,618	39,078
Loans held for sale	15,074	7,386
Total loans	7,222,569	6,976,704
Less: Allowance for loan losses	84,551	71,982
Net loans	7,138,018	6,904,722
Premises and equipment, net	42,907	44,527
Goodwill	57,607	57,607
Intangible assets, net	8,898	10,352
Fees receivable	3,259	4,095
Accrued interest receivable	25,935	24,175
Deferred income taxes, net	8,250	11,383
Right-of-use assets	94,879	102,075
Other assets	370,852	287,316
Total assets	$9,431,305	$8,830,501
Liabilities:
Deposits	$7,827,719	$7,241,476
Securities sold under agreements to repurchase	42,544	53,398
Federal Home Loan Bank borrowings	296,236	350,829
Junior subordinated debentures	106,363	106,363
Lease liabilities	108,932	117,214
Other liabilities	203,342	140,820
Total liabilities	8,585,136	8,010,100
Redeemable Noncontrolling Interests	—	1,383
Shareholders’ Equity:
Common stock, $1.00 par value; authorized: 170,000,000 shares; issued and outstanding: 82,254,594 shares at September 30, 2020 and 83,265,674 shares at December 31, 2019	82,255	83,266
Additional paid-in capital	597,113	600,708
Retained earnings	136,394	127,469
Accumulated other comprehensive income	30,407	7,575
Total shareholders’ equity	846,169	819,018
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$9,431,305	$8,830,501
See accompanying notes to Unaudited Consolidated Financial Statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$59,618	$71,036	$188,783	$212,912
Taxable investment securities	853	938	2,580	3,244
Non-taxable investment securities	1,974	1,924	5,977	5,726
Mortgage-backed securities	2,354	2,622	7,707	8,225
Short-term investments and other	654	1,084	2,307	3,049
Total interest and dividend income	65,453	77,604	207,354	233,156
Interest expense:
Deposits	6,434	15,487	26,565	44,060
Federal Home Loan Bank borrowings	664	4,337	4,453	12,144
Junior subordinated debentures	508	1,022	2,189	3,223
Repurchase agreements and other short-term borrowings	23	605	128	1,778
Total interest expense	7,629	21,451	33,335	61,205
Net interest income	57,824	56,153	174,019	171,951
Provision/(credit) for loan losses	(4,569)	167	34,997	104
Net interest income after provision/(credit) for loan losses	62,393	55,986	139,022	171,847
Fees and other income:
Wealth management and trust fees	18,240	19,067	53,872	57,037
Investment management fees	1,393	2,496	5,088	7,601
Other banking fee income	1,320	2,658	6,205	8,024
Gain on sale of loans, net	1,006	934	1,310	1,065
Gain on OREO, net	—	—	—	91
Other	1,086	(29)	753	936
Total fees and other income	23,045	25,126	67,228	74,754
Operating expense:
Salaries and employee benefits	34,671	31,684	103,704	100,116
Occupancy and equipment	8,150	8,260	23,356	24,460
Information systems	7,096	5,169	20,934	16,166
Professional services	4,025	4,435	11,072	11,308
Marketing and business development	935	1,403	5,138	4,422
Amortization of intangibles	714	671	2,131	2,015
FDIC insurance	960	59	1,727	1,304
Restructuring	—	—	—	1,646
Other	4,386	3,856	15,236	10,312
Total operating expense	60,937	55,537	183,298	171,749
Income before income taxes	24,501	25,575	22,952	74,852
Income tax expense	1,821	5,517	2,764	15,803
Net income before attribution to noncontrolling interests	22,680	20,058	20,188	59,049
(Continued)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Less: Net income attributable to noncontrolling interests	—	96	6	265
Net income attributable to the Company	$22,680	$19,962	$20,182	$58,784
Adjustments to net income attributable to the Company to arrive at net income attributable to common shareholders	—	304	414	1,045
Net income attributable to common shareholders	$22,680	$20,266	$20,596	$59,829
Basic earnings per share attributable to common shareholders:
Total attributable to common shareholders:	$0.28	$0.24	$0.25	$0.72
Weighted average basic common shares outstanding	82,221,705	83,631,403	82,382,050	83,495,361
Diluted earnings per share attributable to common shareholders:
Total attributable to common shareholders:	$0.28	$0.24	$0.25	$0.71
Weighted average diluted common shares outstanding	82,362,338	83,956,708	82,746,866	84,003,281
 See accompanying notes to Unaudited Consolidated Financial Statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands)
Net income attributable to the Company	$22,680	$19,962	$20,182	$58,784
Other comprehensive income/(loss), net of tax:
Net unrealized gain on securities available-for-sale	368	5,236	23,055	27,469
Unrealized gain/(loss) on cash flow hedges	202	2	(100)	(31)
Reclassification adjustment for net realized (gain)/loss included in net income	(200)	(4)	(93)	(360)
Net unrealized gain/(loss) on cash flow hedges	2	(2)	(193)	(391)
Net unrealized gain/(loss) on other	—	—	(30)	—
Other comprehensive income, net of tax	370	5,234	22,832	27,078
Total comprehensive income attributable to the Company, net of tax	$23,050	$25,196	$43,014	$85,862
 See accompanying notes to Unaudited Consolidated Financial Statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited) Nine months ended September 30, 2020 and 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
	(In thousands, except share data)
Balance at December 31, 2018	$83,656	$600,196	$87,821	$(17,719)	$753,954
Net income attributable to the Company	—	—	58,784	—	58,784
Other comprehensive income/(loss), net	—	—	—	27,078	27,078
Dividends paid to common shareholders: $0.36 per share	—	—	(30,395)	—	(30,395)
Repurchase of 678,165 shares of common stock	(678)	(6,515)	—	—	(7,193)
Net proceeds from issuance of:
265,937 shares of common stock	266	2,008	—	—	2,274
42,004 shares of incentive stock grants, net of 9,377 shares canceled or forfeited and 115,173 shares withheld for employee taxes	(83)	(522)	—	—	(605)
Amortization of stock compensation and employee stock purchase plan	—	3,359	—	—	3,359
Stock options exercised	81	464	—	—	545
Other equity adjustments	—	887	—	—	887
Balance at September 30, 2019	$83,242	$599,877	$116,210	$9,359	$808,688

Balance at December 31, 2019	$83,266	$600,708	$127,469	$7,575	$819,018
Impact due to change in accounting principle (1)	—	—	13,492	—	13,492
Net income attributable to the Company	—	—	20,182	—	20,182
Other comprehensive income/(loss), net	—	—	—	22,832	22,832
Dividends paid to common shareholders: $0.30 per share	—	—	(24,748)	—	(24,748)
Repurchase of 1,565,060 shares of common stock	(1,565)	(11,242)	—	—	(12,807)
Net proceeds from issuance of:
278,961 shares of common stock	279	1,777	—	—	2,056
309,416 shares of incentive stock grants, net of 41,366 shares withheld for employee taxes	268	3,747	—	—	4,015
Amortization of stock compensation and employee stock purchase plan	—	607	—	—	607
Stock options exercised	7	48	—	—	55
Other equity adjustments	—	1,468	(1)	—	1,467
Balance at September 30, 2020	$82,255	$597,113	$136,394	$30,407	$846,169
_____________________
(1) Impact due to the adoption of ASU 2016-13, Financial Instruments (Topic 326) (“ASU 2016-13”). See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 15: Recent Accounting Pronouncements.”
See accompanying notes to Unaudited Consolidated Financial Statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited) Three months ended September 30, 2020 and 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
	(In thousands, except share data)
Balance at June 30, 2019	$83,774	$603,869	$106,443	$4,125	$798,211
Net income attributable to the Company	—	—	19,962	—	19,962
Other comprehensive income/(loss), net	—	—	—	5,234	5,234
Dividends paid to common shareholders: $0.12 per share	—	—	(10,195)	—	(10,195)
Repurchase of 678,165 shares of common stock	(678)	(6,515)	—	—	(7,193)
Net proceeds from issuance of:
122,790 shares of common stock	123	1,018	—	—	1,141
4,493 shares of incentive stock grants	5	65	—	—	70
Amortization of stock compensation and employee stock purchase plan	—	1,019	—	—	1,019
Stock options exercised	18	92	—	—	110
Other equity adjustments	—	329	—	—	329
Balance at September 30, 2019	$83,242	$599,877	$116,210	$9,359	$808,688

Balance at June 30, 2020	$82,058	$594,463	$118,647	$30,037	$825,205
Net income attributable to the Company	—	—	22,680	—	22,680
Other comprehensive income/(loss), net	—	—	—	370	370
Dividends paid to common shareholders: $0.06 per share	—	—	(4,932)	—	(4,932)
Net proceeds from issuance of:
167,906 shares of common stock	168	828	—	—	996
38,412 shares of incentive stock grants, net of 10,207 shares withheld for employee taxes	28	311	—	—	339
Amortization of stock compensation and employee stock purchase plan	—	1,486	—	—	1,486
Other equity adjustments	1	25	(1)	—	25
Balance at September 30, 2020	$82,255	$597,113	$136,394	$30,407	$846,169
See accompanying notes to Unaudited Consolidated Financial Statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine months ended September 30,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income attributable to the Company	$20,182	$58,784
Adjustments to arrive at net income:
Net income attributable to noncontrolling interests	6	265
Net income before attribution to noncontrolling interests	20,188	59,049
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	17,202	17,726
Net income attributable to noncontrolling interests	(6)	(265)
Stock compensation, net of cancellations	4,886	4,022
Provision/(credit) for loan losses	34,997	104
Loans originated for sale	(89,510)	(32,796)
Proceeds from sale of loans held for sale	82,582	29,176
Deferred income tax expense/(benefit)	(11,476)	432
Decrease/(increase) in right-of-use assets	7,196	1,416
Increase/(decrease) in operating lease liabilities	(8,282)	(1,465)
Net decrease/(increase) in other operating activities	(28,948)	(36,916)
Net cash provided by/(used in) operating activities	28,829	40,483
Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(71,634)	(24,977)
Maturities, calls, redemptions, and principal payments	64,457	115,857
Investment securities held-to-maturity:
Principal payments	9,316	18,880
Equity securities at fair value:
Transfers out	(36,463)	(44,537)
Transfers in	22,455	36,985
(Investments)/distributions in trusts, net	(625)	357
Contingent considerations from divestitures	3,648	3,254
(Purchase)/redemption of Federal Home Loan Bank and Federal Reserve Bank stock	2,460	1,507
Net increase in portfolio loans	(319,627)	(268,238)
Proceeds from recoveries of loans previously charged-off	276	887
Proceeds from sale of OREO	—	492
Proceeds from sale of portfolio loans	71,992	92,304
Capital expenditures	(6,531)	(5,795)
Net cash provided by/(used in) investing activities	(260,276)	(73,024)
(Continued)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine months ended September 30,
	2020	2019
	(In thousands)
Cash flows from financing activities:
Net increase/(decrease) in deposits	586,243	(122,928)
Net increase/(decrease) in securities sold under agreements to repurchase	(10,854)	11,932
Net increase/(decrease) in federal funds purchased	—	(20,000)
Net increase/(decrease) in short-term Federal Home Loan Bank borrowings	(75,000)	110,000
Advances of long-term Federal Home Loan Bank borrowings	525,000	340,000
Repayments of long-term Federal Home Loan Bank borrowings	(504,593)	(299,240)
Dividends paid to common shareholders	(24,748)	(30,395)
Repurchase of common stock	(12,807)	(7,193)
Proceeds from stock option exercises	55	545
Proceeds from issuance of common stock	2,056	2,274
Tax withholding for share based compensation awards	(264)	(1,268)
Distributions paid to noncontrolling interests	(6)	(265)
Other equity adjustments	149	(170)
Net cash provided by/(used in) financing activities	485,231	(16,708)
Net increase/(decrease) in cash and cash equivalents	253,784	(49,249)
Cash and cash equivalents at beginning of year	292,479	127,259
Cash and cash equivalents at end of period	$546,263	$78,010

Supplemental disclosure of cash flow items:
Cash paid for interest	$33,104	$60,489
Cash paid for income taxes, (net of refunds received)	$5,948	$18,122
Change in unrealized gain/(loss) on available-for-sale securities, net of tax	$23,055	$27,469
Change in unrealized gain/(loss) on cash flow hedges, net of tax	$(193)	$(391)
Change in unrealized gain/(loss) on other, net of tax	$(30)	$—
Non-cash transactions:
Loans charged-off	$(2,319)	$(944)
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
The Company conducts substantially all of its business through its two reportable segments. All significant intercompany accounts and transactions have been eliminated in consolidation, and the portion of income allocated to the owners other than the Company is included in “Net income attributable to noncontrolling interests”, if any, in the Consolidated Statements of Operations for the periods owned. Redeemable noncontrolling interests, if any, in the Consolidated Balance Sheets reflect the maximum redemption value of agreements with the owners of DGHM.
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
The Company’s significant accounting policies are described in Part II. Item 8. “Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC. For interim reporting purposes, the Company follows the same significant accounting policies, except for the following new accounting pronouncements from the Financial Accounting Standards Board (the “FASB”) that were adopted effective January 1, 2020:
•In June 2016, the FASB issued ASU 2016-13. In 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”); ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”); ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 942)—Effective Dates (“ASU 2019-10”); and ASU 2019-11, Codification Improvements

to Topic 326, Financial Instruments—Credit Losses (“ASU 2019-11”). This update and related amendments to Topic 326 are intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology with a current expected credit losses (“CECL”) model methodology that reflects expected credit losses and requires consideration of a reasonable and supportable forecast to inform credit loss estimates. This ASU is effective for fiscal years beginning after December 15, 2019. The Company adopted this update on January 1, 2020 utilizing a modified retrospective approach. On adoption of ASU 2016-13 on January 1, 2020, the Company recognized a decrease in the Allowance for loan losses of $20.4 million and an increase in the reserve for unfunded loan commitments of $1.4 million. The net, after-tax impact of the decrease in the Allowance for loan losses and the increase in the reserve for unfunded loan commitments was an increase to Retained earnings of $13.5 million as shown in the Consolidated Statements of Changes in Shareholders’ Equity.
2.    Earnings Per Share
The treasury stock method of calculating earnings per share (“EPS”) is presented below for the three and nine months ended September 30, 2020 and 2019. The following tables present the computations of basic and diluted EPS:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands, except share and per share data)
Basic earnings per share - Numerator:
Net income before attribution to noncontrolling interests	$22,680	$20,058	$20,188	$59,049
Less: Net income attributable to noncontrolling interests	—	96	6	265
Net income attributable to the Company	22,680	19,962	20,182	58,784
Decrease in noncontrolling interests’ redemption values (1)	—	304	414	1,045
Net income attributable to common shareholders, treasury stock method	$22,680	$20,266	$20,596	$59,829
Basic earnings per share - Denominator:
Weighted average basic common shares outstanding	82,221,705	83,631,403	82,382,050	83,495,361
Per share data - Basic earnings per share:
Total attributable to common shareholders	$0.28	$0.24	$0.25	$0.72

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands, except share and per share data)
Diluted earnings per share - Numerator:
Net income attributable to common shareholders, after assumed dilution	$22,680	$20,266	$20,596	$59,829
Diluted earnings per share - Denominator:
Weighted average basic common shares outstanding	82,221,705	83,631,403	82,382,050	83,495,361
Dilutive effect of: Time-based and market-based stock options, performance-based and time-based restricted stock, and performance-based and time-based restricted stock units, and other dilutive securities (2)	140,633	325,305	364,816	507,920
Weighted average diluted common shares outstanding (2)	82,362,338	83,956,708	82,746,866	84,003,281
Per share data - Diluted earnings per share:
Total attributable to common shareholders	$0.28	$0.24	$0.25	$0.71
Dividends per share declared and paid on common stock	$0.06	$0.12	$0.30	$0.36
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
(2)The diluted EPS computations for the three and nine months ended September 30, 2020 and 2019 do not assume the conversion, exercise, or contingent issuance of the following shares for the following periods because the result would have been anti-dilutive for the periods indicated. This includes shares excluded from the computation of diluted EPS because the

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
effect would have been anti-dilutive and out-of-the money options, where the exercise prices were greater than the average market price of common shares for the period, because their inclusion would have been anti-dilutive As a result of the anti-dilution, the potential common shares excluded from the diluted EPS computation are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Anti-dilutive shares excluded from computation of average dilutive EPS	(In thousands)
Potential common shares from: options, restricted stock, or other dilutive securities	2,655	808	1,901	760
Total anti-dilutive shares excluded from computation of average dilutive EPS	2,655	808	1,901	760
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
Reconciliation of reportable segment items
The following tables present a reconciliation of the revenues, expenses, assets, and other significant items of the reportable segments as of and for the three and nine months ended September 30, 2020 and 2019.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Private Banking (1)	(In thousands)
Net interest income	$58,325	$57,058	$176,105	$174,814
Fees and other income	2,487	3,403	7,192	9,465
Total revenue	60,812	60,461	183,297	184,279
Provision/(credit) for loan losses	(4,569)	167	34,997	104
Operating expense (2)	43,128	38,134	128,630	117,256
Income before income taxes	22,253	22,160	19,670	66,919
Income tax expense	2,946	4,212	760	13,520
Net income before attribution to noncontrolling interests	19,307	17,948	18,910	53,399
Net income attributable to the Company	$19,307	$17,948	$18,910	$53,399

Assets	$9,366,642	$8,617,207	$9,366,642	$8,617,207
Amortization of intangibles	$76	$—	$217	$—
Depreciation	$2,684	$2,229	$7,921	$7,271

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Wealth Management and Trust (1)	(In thousands)
Net interest income	$1	$99	$80	$309
Fees and other income	18,272	19,106	54,049	57,188
Total revenue	18,273	19,205	54,129	57,497
Operating expense (2)	15,540	13,888	45,640	43,864
Income before income taxes	2,733	5,317	8,489	13,633
Income tax expense	808	1,751	2,780	4,465
Net income before attribution to noncontrolling interests	1,925	3,566	5,709	9,168
Net income attributable to the Company	$1,925	$3,566	$5,709	$9,168

Assets	$149,105	$143,326	$149,105	$143,326
Amortization of intangibles	$638	$671	$1,914	$2,015
Depreciation	$282	$290	$862	$991

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Holding Company and Eliminations (1)	(In thousands)
Net interest income (3)	$(502)	$(1,004)	$(2,166)	$(3,172)
Fees and other income	2,286	2,617	5,987	8,101
Total revenue	1,784	1,613	3,821	4,929
Operating expense	2,269	3,515	9,028	10,629
Income/(loss) before income taxes	(485)	(1,902)	(5,207)	(5,700)
Income tax expense/(benefit)	(1,933)	(446)	(776)	(2,182)
Net income/(loss) before attribution to noncontrolling interests	1,448	(1,456)	(4,431)	$(3,518)
Noncontrolling interests	—	96	6	265
Net income/(loss) attributable to the Company	$1,448	$(1,552)	$(4,437)	$(3,783)

Assets (including eliminations)	$(84,442)	$(69,589)	$(84,442)	$(69,589)
Depreciation	$36	$51	$113	$147

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Total Company (1)	(In thousands)
Net interest income	$57,824	$56,153	$174,019	$171,951
Fees and other income	23,045	25,126	67,228	74,754
Total revenue	80,869	81,279	241,247	246,705
Provision/(credit) for loan losses	(4,569)	167	34,997	104
Operating expense	60,937	55,537	183,298	171,749
Income before income taxes	24,501	25,575	22,952	74,852
Income tax expense	1,821	5,517	2,764	15,803
Net income before attribution to noncontrolling interests	22,680	20,058	20,188	59,049
Noncontrolling interests	—	96	6	265
Net income attributable to the Company	$22,680	$19,962	$20,182	$58,784

Assets	$9,431,305	$8,690,944	$9,431,305	$8,690,944
Amortization of intangibles	$714	$671	$2,131	$2,015
Depreciation	$3,002	$2,570	$8,896	$8,409
_____________________
(1)Due to rounding, the sum of individual segment results may not add up to the Total Company results.
(2)Operating expense related to the Private Banking and Wealth Management and Trust segments includes restructuring expense of $1.3 million and $0.4 million, respectively, for the nine months ended September 30, 2019. There were no other restructuring expenses in other periods presented.
(3)Interest expense on junior subordinated debentures is included in Holding Company and Eliminations.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
4.    Investments
The following table presents a summary of investment securities at September 30, 2020 and December 31, 2019:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
At September 30, 2020
Available-for-sale securities at fair value:
U.S. government and agencies	$19,960	$1,130	$—	$21,090
Government-sponsored entities	153,105	5,432	—	158,537
Municipal bonds	319,749	20,026	(119)	339,656
Mortgage-backed securities (1)	474,916	17,344	(216)	492,044
Total	$967,730	$43,932	$(335)	$1,011,327

Held-to-maturity securities at amortized cost:
Mortgage-backed securities (1)	$38,600	$748	$—	$39,348
Total	$38,600	$748	$—	$39,348

Equity securities at fair value:
Money market mutual funds (2)	$32,818	$—	$—	$32,818
Total	$32,818	$—	$—	$32,818

At December 31, 2019
Available-for-sale securities at fair value:
U.S. government and agencies	$19,955	$42	$(57)	$19,940
Government-sponsored entities	154,963	1,292	—	156,255
Municipal bonds	312,977	12,551	(73)	325,455
Mortgage-backed securities (1)	479,005	1,117	(3,488)	476,634
Total	$966,900	$15,002	$(3,618)	$978,284

Held-to-maturity securities at amortized cost:
Mortgage-backed securities (1)	$48,212	$53	$(316)	$47,949
Total	$48,212	$53	$(316)	$47,949

Equity securities at fair value:
Money market mutual funds (2)	$18,810	$—	$—	$18,810
Total	$18,810	$—	$—	$18,810
_____________________
(1)All Mortgage-backed securities are guaranteed by the U.S. government, U.S. government agencies, or government-sponsored entities.
(2)Money market mutual funds maintain a constant net asset value of $1.00 and therefore have no unrealized gain or loss.
The Company adopted ASU 2016-13 as of January 1, 2020. Under ASU 2016-13, the Company is required to assess the investment portfolio for credit impairment. The Company considers the Held-to-maturity portfolio to meet the "zero loss" expectation requirements. All Held-to-maturity securities owned by the Company are AAA rated mortgage-backed securities that are backed by the guarantees of the U.S. government, U.S. government agencies or government-sponsored entities. The Company has experienced zero losses for these securities. In addition, as of September 30, 2020, no Held-to-maturity securities were past due. Therefore, no credit allowance was recorded on the Held-to-maturity investment portfolio. The Company evaluated the Available-for-sale investment securities on a security by security basis and identified no security with impairment. Therefore, no credit allowance was booked on the Available-for-sale investment portfolio. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 15: Recent Accounting Pronouncements” for additional information on ASU 2016-13.
The following table presents the maturities of Available-for-sale investment securities, based on contractual maturity, as of September 30, 2020. Certain securities are callable before their final maturity. Additionally, certain securities (such as Mortgage-backed securities) are shown within the table below based on their final (contractual) maturity, but due to prepayments and amortization are expected to have shorter lives.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Available-for-sale Securities
	Amortized Cost	Fair Value
	(In thousands)
Within one year	$52,777	$53,205
After one, but within five years	305,620	318,668
After five, but within ten years	222,230	235,564
Greater than ten years	387,103	403,890
Total	$967,730	$1,011,327
The following table presents the maturities of Held-to-maturity investment securities, based on contractual maturity, as of September 30, 2020.

	Held-to-maturity Securities
	Amortized Cost	Fair Value
	(In thousands)
After five, but within ten years	$31,527	$32,123
Greater than ten years	7,073	7,225
Total	$38,600	$39,348
The following table presents the maturities of Equity securities, based on contractual maturity, as of September 30, 2020.

	Equity Securities
	Amortized Cost	Fair Value
	(In thousands)
Within one year	$32,818	$32,818
Total	$32,818	$32,818
During the three and nine months ended September 30, 2020 and 2019, there were no sales of Available-for-sale, held-to- maturity, or Equity securities.
The following tables present information regarding securities at September 30, 2020 and December 31, 2019 having temporary impairment, due to the fair values having declined below the amortized cost of the individual securities, and the time period that the investments have been temporarily impaired. As of September 30, 2020, there were no Held-to-maturity securities having temporary impairment.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except number of securities)
September 30, 2020
Available-for-sale securities
Municipal bonds	$10,740	$(119)	$—	$—	$10,740	$(119)	4
Mortgage-backed securities (1)	25,864	(103)	6,376	(113)	32,240	(216)	29
Total	$36,604	$(222)	$6,376	$(113)	$42,980	$(335)	33

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except number of securities)
December 31, 2019
Available-for-sale securities
U.S. government and agencies	$9,899	$(57)	$—	$—	$9,899	$(57)	1
Government-sponsored entities	1,725	—	—	—	1,725	—	1
Municipal bonds	9,149	(73)	—	—	9,149	(73)	4
Mortgage-backed securities (1)	140,723	(1,016)	187,043	(2,472)	327,766	(3,488)	85
Total	$161,496	$(1,146)	$187,043	$(2,472)	$348,539	$(3,618)	91

Held-to-maturity securities
Mortgage-backed securities (1)	$10,328	$(11)	$30,451	$(305)	$40,779	$(316)	14
Total	$10,328	$(11)	$30,451	$(305)	$40,779	$(316)	14
_____________________
(1)All Mortgage-backed securities are guaranteed by the U.S. government, U.S. government agencies, or government-sponsored entities.
As of September 30, 2020, the Mortgage-backed securities in the first table above had current Standard and Poor’s credit rating of at least AAA. One municipal security in the first table above had a current Standard and Poor's credit rating of at least AA+; the remaining had a rating of AAA. As of September 30, 2020, the Company determined that the unrealized losses on investments, since their purchase, is primarily attributed to changes in interest rates and not as a result of the deterioration of credit quality. As of September 30, 2020, the Company had no intent to sell any securities in an unrealized loss position, and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized loss amounts.
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
Other investments, which are included in Other assets, can be temporarily impaired when the fair values decline below the amortized costs of the individual investments. There were no other investments with unrealized losses as of September 30, 2020 or December 31, 2019. The Company’s other investments primarily include low-income housing partnerships which generate tax credits. The Company also holds partnership interests in small business investment companies formed to provide financing to small businesses and to promote community development. The Company had $79.9 million and $65.5 million in other investments included in Other assets as of September 30, 2020 and December 31, 2019, respectively.
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of September 30, 2020	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available-for-sale securities:
U.S. government and agencies	$21,090	$—	$21,090	$—
Government-sponsored entities	158,537	—	158,537	—
Municipal bonds	339,656	—	339,656	—
Mortgage-backed securities	492,044	—	492,044	—
Total available-for-sale securities	1,011,327	—	1,011,327	—
Equity securities	32,818	32,818	—	—
Derivatives - interest rate customer swaps	91,399	—	91,399	—
Derivatives - risk participation agreement	64	—	64	—
Trading securities held in the “rabbi trust” (1)	6,744	6,744	—	—

Liabilities:
Derivatives - interest rate customer swaps	$92,758	$—	$92,758	$—
Derivatives - interest rate swaps	272	—	272	—
Derivatives - risk participation agreement	444	—	444	—
Deferred compensation “rabbi trust” (1)	6,744	6,744	—	—

		Fair value measurements at reporting date using:
	As of December 31, 2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available-for-sale securities:
U.S. government and agencies	$19,940	$—	$19,940	$—
Government-sponsored entities	156,255	—	156,255	—
Municipal bonds	325,455	—	325,455	—
Mortgage-backed securities	476,634	—	476,634	—
Total available-for-sale securities	978,284	—	978,284	—
Equity securities	18,810	18,810	—	—
Derivatives - interest rate customer swaps	36,089	—	36,089	—
Derivatives - risk participation agreements	10	—	10	—
Trading securities held in the “rabbi trust” (1)	6,119	6,119	—	—

Liabilities:
Derivatives - interest rate customer swaps	$36,580	$—	$36,580	$—
Derivatives - risk participation agreements	242	—	242	—
Deferred compensation “rabbi trust” (1)	6,112	6,112	—	—
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
As of September 30, 2020 and December 31, 2019, Available-for-sale securities consisted of U.S. government and agencies securities, government-sponsored entities securities, municipal bonds, and mortgage-backed securities. Available-for-

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
sale Level 2 securities generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets and include Government-sponsored entities securities, Municipal bonds, Mortgage-backed securities, “off-the-run” U.S. Treasury securities, and certain investments in the Small Business Administration's (the "SBA") loans (which are categorized as U.S. government and agencies securities). “Off-the-run” U.S. Treasury securities are Treasury bonds and notes issued before the most recently issued bond or note of a particular maturity. When Treasuries move to the secondary over-the-counter market, they become less frequently traded, therefore, they are considered “off-the-run.” No investments held as of September 30, 2020 or December 31, 2019 were categorized as Level 3.
As of September 30, 2020 and December 31, 2019, Equity securities consisted of Level 1 money market mutual funds that are valued with prices quoted in active markets.
In managing its interest rate and credit risk, the Company may utilize derivative instruments including interest rate customer swaps, interest rate swaps, and risk participation agreements. As a service to its customers, the Company may utilize derivative instruments including customer foreign exchange forward contracts to manage its foreign exchange risk, if any. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities, and therefore, they have been categorized as a Level 2 measurement as of September 30, 2020 and December 31, 2019. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 8: Derivatives and Hedging Activities” for further details.
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
The Company has determined that the majority of inputs used to value its derivatives are within Level 2. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy as of September 30, 2020 and December 31, 2019.
Trading securities held in the rabbi trust consist of publicly traded mutual fund investments that are valued at prices quoted in active markets. Therefore, they have been categorized as Level 1 as of September 30, 2020 and December 31, 2019.
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
There were no transfers for assets or liabilities recorded at fair value on a recurring basis as of September 30, 2020 and December 31, 2019. There were no Level 3 assets valued on a recurring basis at September 30, 2020 or December 31, 2019. There were no changes in the valuation techniques used for measuring the fair value.
The following tables present the Company’s assets measured at fair value on a non-recurring basis during the periods ended September 30, 2020 and September 30, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall.

	As of September 30, 2020	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended September 30, 2020	Nine months ended September 30, 2020
	(In thousands)
Assets:
Impaired loans (1)	$102	$—	$—	$102	$30	$(1,168)
_____________________
(1)Collateral-dependent impaired loans held as of September 30, 2020 that had write-downs or recoveries in fair value or whose specific reserve changed during the nine months ended September 30, 2020.

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
_____________________
(1)Collateral-dependent impaired loans held as of September 30, 2019 that had write-downs or recoveries in fair value or whose specific reserve changed during the nine months ended September 30, 2019.
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	As of September 30, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$102	Appraisals of Collateral	Discount for costs to sell	10% - 10%	10%
			Appraisal adjustments	—%	—%

	As of September 30, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$729	Appraisals of Collateral	Discount for costs to sell	0% - 6%	6%
			Appraisal adjustments	—%	—%
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables present the carrying values and fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis:

	As of September 30, 2020
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$546,263	$546,263	$546,263	$—	$—
Investment securities held-to-maturity	38,600	39,348	—	39,348	—
Loans held for sale	15,074	15,404	—	15,404	—
Loans, net	7,138,018	6,985,399	—	—	6,985,399
Other financial assets	65,812	65,812	—	65,812	—
FINANCIAL LIABILITIES:
Deposits	7,827,719	7,829,292	—	7,829,292	—
Securities sold under agreements to repurchase	42,544	42,544	—	42,544	—
Federal Home Loan Bank borrowings	296,236	297,641	—	297,641	—
Junior subordinated debentures	106,363	69,863	—	—	69,863
Other financial liabilities	2,189	2,189	—	2,189	—

	As of December 31, 2019
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$292,479	$292,479	$292,479	$—	$—
Investment securities held-to-maturity	48,212	47,949	—	47,949	—
Loans held for sale	7,386	7,475	—	7,475	—
Loans, net	6,904,722	6,883,360	—	—	6,883,360
Other financial assets	67,348	67,348	—	67,348	—
FINANCIAL LIABILITIES:
Deposits	7,241,476	7,241,739	—	7,241,739	—
Securities sold under agreements to repurchase	53,398	53,398	—	53,398	—
Federal Home Loan Bank borrowings	350,829	351,233	—	351,233	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	1,957	1,957	—	1,957	—
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
Cash and cash equivalents
The carrying value reported in the Consolidated Balance Sheets for Cash and cash equivalents approximates fair value due to the short-term nature of their maturities, and these assets are classified as Level 1 measurements.
Investment securities held-to-maturity
Investment securities Held-to-maturity consist of Mortgage-backed securities as of September 30, 2020 and December 31, 2019. The Mortgage-backed securities are fixed income instruments that are not quoted on an exchange but may be traded in active markets. The fair value of these securities is based on quoted market prices obtained from external pricing services. The principal market for our securities portfolio is the secondary institutional market, with an exit price that is predominantly reflective of bid level pricing in that market. Accordingly, Held-to-maturity Mortgage-backed securities are classified as Level 2.
There were no transfers of the Company's financial instruments that are not measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019.
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
Deposits
The fair values reported for transaction accounts (demand, NOW, savings, and money market) equal their respective book values reported on the Consolidated Balance Sheets, and these liabilities are classified as Level 2 measurements. The fair values disclosed are, by definition, equal to the amount payable on demand at the reporting date. The fair values for certificates of deposit are based on the discounted value of contractual cash flows. The discount rates used are representative of approximate rates currently offered on certificates of deposit with similar remaining maturities, and these liabilities are classified as Level 2 measurements.
Securities sold under agreements to repurchase
The fair values of securities sold under agreements to repurchase are estimated based on contractual cash flows discounted at the Bank’s incremental borrowing rate for FHLB borrowings with similar maturities, and these liabilities have been classified as Level 2 measurements.
Federal funds purchased, if any
The carrying amounts of federal funds purchased, if any, approximate fair value due to their short-term nature, and therefore, these funds have been classified as Level 2 measurements.
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
Financial instruments with off-balance sheet risk, if any
The Bank’s commitments to originate loans and for unused lines and outstanding letters of credit are primarily at market interest rates, and therefore, the carrying amount approximates fair value.
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
Beginning in the first quarter of 2020, the Company made a change to the loan portfolio segmentation in which Commercial and industrial and Commercial tax-exempt loans were bifurcated given their different underlying risk characteristics. Beginning in the second quarter of 2020, the Company also added a segment for loans originated under the SBA's Paycheck Protection Program (the "PPP"). For the period ended December 31, 2019, there were no PPP loans as the SBA initiated the program in the second quarter of 2020 in response to the COVID-19 pandemic.
The following table presents a summary of the loan portfolio based on the portfolio segment as of the dates indicated:

	September 30, 2020	December 31, 2019
	(In thousands)
Commercial and industrial	$583,145	$694,034
Paycheck Protection Program	371,496	—
Commercial tax-exempt	472,342	447,927
Commercial real estate	2,659,890	2,551,274
Construction and land	211,697	225,983
Residential	2,729,164	2,839,155
Home equity	81,797	83,657
Consumer and other	113,038	134,674
Total	$7,222,569	$6,976,704
The following table presents nonaccrual loans receivable by class of receivable as of the dates indicated:

	September 30, 2020	December 31, 2019
	(In thousands)
Commercial and industrial	$15,418	$582
Commercial tax-exempt	3,929	—
Commercial real estate	5,261	—
Residential	16,216	13,993
Home equity	438	1,525
Consumer and other	1	3
Total	$41,263	$16,103
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, although infrequent, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans 90 days or more past due, but still accruing, as of both September 30, 2020 and December 31, 2019. The Bank’s policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six consecutive months). For troubled debt restructured loans (“TDRs”), a return to accrual status generally requires timely payments for a period of six months in accordance with the restructured loan terms, along with meeting other criteria.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables show the payment status of loans receivable by class of receivable as of the dates indicated:

	September 30, 2020
	Accruing Past Due			Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Total Accruing Past Due	Current	30-89 Days Past Due	90 Days or Greater Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$1,881	$175	$2,056	$12,203	$226	$2,989	$15,418	$565,671	$583,145
Paycheck Protection Program	—	—	—	—	—	—	—	371,496	371,496
Commercial tax-exempt	—	—	—	3,929	—	—	3,929	468,413	472,342
Commercial real estate	688	1,535	2,223	5,212	—	49	5,261	2,652,406	2,659,890
Construction and land	—	—	—	—	—	—	—	211,697	211,697
Residential	—	320	320	5,191	3,847	7,178	16,216	2,712,628	2,729,164
Home equity	1,036	—	1,036	—	—	438	438	80,323	81,797
Consumer and other	—	—	—	1	—	—	1	113,037	113,038
Total	$3,605	$2,030	$5,635	$26,536	$4,073	$10,654	$41,263	$7,175,671	$7,222,569

	December 31, 2019
	Accruing Past Due			Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Total Accruing Past Due	Current	30-89 Days Past Due	90 Days or Greater Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$828	$—	$828	$—	$241	$341	$582	$692,624	$694,034
Commercial tax-exempt	—	—	—	—	—	—	—	447,927	447,927
Commercial real estate	1,420	—	1,420	—	—	—	—	2,549,854	2,551,274
Construction and land	—	—	—	—	—	—	—	225,983	225,983
Residential	19,133	1,038	20,171	9,593	759	3,641	13,993	2,804,991	2,839,155
Home equity	369	—	369	220	148	1,157	1,525	81,763	83,657
Consumer and other	1,008	2,149	3,157	1	—	2	3	131,514	134,674
Total	$22,758	$3,187	$25,945	$9,814	$1,148	$5,141	$16,103	$6,934,656	$6,976,704
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
Generally when a collateral dependent loan becomes impaired, an updated appraisal of the collateral, if appropriate, is obtained. If the impaired loan has not been upgraded to a performing status within a reasonable amount of time, the Bank will continue to obtain updated appraisals as deemed necessary, especially during periods of declining property values. The COVID-19 pandemic has limited the Bank’s ability to obtain updated appraisals. In lieu of appraisals, the Bank may use other valuation techniques in the short-term. The Bank did not use any alternative valuation techniques in the third quarter of 2020.
The past due status of a loan is determined in accordance with its contractual repayment terms. All loan types are reported past due when one scheduled payment is due and unpaid for 30 days or more. Loans with modified terms under the CARES Act are not considered past due if they are complying with the modified terms.

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables present the loan portfolio’s credit risk profile by internally assigned grade and class of receivable as of the dates indicated:

	September 30, 2020
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Classified (1)	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$531,922	$9,054	$26,751	$15,418	$583,145
Paycheck Protection Program	371,496	—	—	—	371,496
Commercial tax-exempt	458,681	5,229	4,503	3,929	472,342
Commercial real estate	2,426,786	182,526	45,317	5,261	2,659,890
Construction and land	209,297	2,400	—	—	211,697
Residential	2,708,733	—	4,215	16,216	2,729,164
Home equity	80,318	—	1,041	438	81,797
Consumer and other	112,737	300	—	1	113,038
Total	$6,899,970	$199,509	$81,827	$41,263	$7,222,569

	December 31, 2019
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Classified (1)	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$656,364	$12,101	$24,987	$582	$694,034
Commercial tax-exempt	436,721	7,154	4,052	—	447,927
Commercial real estate	2,495,702	32,014	23,558	—	2,551,274
Construction and land	225,526	457	—	—	225,983
Residential	2,820,909	—	4,253	13,993	2,839,155
Home equity	81,060	—	1,072	1,525	83,657
Consumer and other	134,371	300	—	3	134,674
Total	$6,850,653	$52,026	$57,922	$16,103	$6,976,704
______________________
(1) Accruing Classified may include both Substandard and Doubtful classifications.
The following table presents the loan portfolio’s credit risk profile by loan origination year and class of receivable as of the dates indicated:

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	September 30, 2020
	Loan Origination Year By Loan Grade or Nonaccrual Status
	2020	2019	2018	2017	2016	Prior	Revolving	Total
	(In thousands)
Commercial and industrial
Pass	$73,081	$89,413	$79,047	$16,435	$24,449	$54,673	$194,824	$531,922
Special Mention	—	1,031	937	698	149	2,792	3,447	9,054
Accruing Classified (1)	1,042	6,313	7,172	2,500	771	269	8,684	26,751
Nonaccrual	—	151	—	12,053	—	12	3,202	15,418
Total	$74,123	$96,908	$87,156	$31,686	$25,369	$57,746	$210,157	$583,145
Paycheck Protection Program
Pass	$371,496	$—	$—	$—	$—	$—	$—	$371,496
Total	$371,496	$—	$—	$—	$—	$—	$—	$371,496
Commercial tax-exempt
Pass	$53,184	$18,508	$40,630	$24,417	$119,832	$202,110	$—	$458,681
Special Mention	—	—	—	—	—	5,229	—	5,229
Accruing Classified (1)	—	—	—	—	—	4,503	—	4,503
Nonaccrual	—	—	—	3,929	—	—	—	3,929
Total	$53,184	$18,508	$40,630	$28,346	$119,832	$211,842	$—	$472,342
Commercial real estate
Pass	$207,359	$459,709	$261,796	$320,435	$380,271	$709,912	$87,304	$2,426,786
Special Mention	22,824	30,630	26,982	21,149	37,414	43,527	—	182,526
Accruing Classified (1)	1,598	31,694	—	—	—	12,025	—	45,317
Nonaccrual	—	5,212	—	—	—	—	49	5,261
Total	$231,781	$527,245	$288,778	$341,584	$417,685	$765,464	$87,353	$2,659,890
Construction and land
Pass	$28,297	$59,020	$48,402	$44,916	$2,232	$26,430	$—	$209,297
Special Mention	—	—	2,400	—	—	—	—	2,400
Total	$28,297	$59,020	$50,802	$44,916	$2,232	$26,430	$—	$211,697
Residential
Pass	$446,397	$519,995	$412,968	$421,348	$397,183	$510,842	$—	$2,708,733
Accruing Classified (1)	—	—	—	—	—	4,215	—	4,215
Nonaccrual	—	261	272	2,373	—	13,310	—	16,216
Total	$446,397	$520,256	$413,240	$423,721	$397,183	$528,367	$—	$2,729,164
Home equity
Pass	$—	$—	$252	$—	$686	$10,721	$68,659	$80,318
Accruing Classified (1)	—	—	—	—	—	1,041	—	1,041
Nonaccrual	—	—	—	—	—	299	139	438
Total	$—	$—	$252	$—	$686	$12,061	$68,798	$81,797
Consumer and other
Pass	$539	$168	$31	$—	$84	$731	$111,184	$112,737
Special Mention	—	—	—	—	—	—	300	300
Nonaccrual	—	—	—	—	—	—	1	1
Total	$539	$168	$31	$—	$84	$731	$111,485	$113,038
Total
Pass	$1,180,353	$1,146,813	$843,126	$827,551	$924,737	$1,515,419	$461,971	$6,899,970
Special Mention	22,824	31,661	30,319	21,847	37,563	51,548	3,747	199,509
Accruing Classified (1)	2,640	38,007	7,172	2,500	771	22,053	8,684	81,827
Nonaccrual	—	5,624	272	18,355	—	13,621	3,391	41,263
Total	$1,205,817	$1,222,105	$880,889	$870,253	$963,071	$1,602,641	$477,793	$7,222,569
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables present, by class of receivable, the balance of impaired loans with and without a related allowance, the associated allowance for those impaired loans with a related allowance, and the total unpaid principal on impaired loans:

	As of and for the three and nine months ended September 30, 2020
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	QTD Average Recorded Investment	YTD Average Recorded Investment	QTD Interest Income Recognized while Impaired	YTD Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$15,234	$15,287	n/a	$6,420	$2,965	$1	$7
Paycheck Protection Program	—	—	n/a	—	—	—	—
Commercial tax-exempt	3,929	3,929	n/a	982	393	—	—
Commercial real estate	5,928	6,100	n/a	5,958	4,557	8	25
Construction and land	—	—	n/a	—	—	—	—
Residential	16,229	16,489	n/a	16,208	15,984	86	346
Home equity (2)	390	390	n/a	390	1,086	(3)	7
Consumer and other	—	—	n/a	—	—	—	—
Subtotal	$41,710	$42,195	n/a	29,958	$24,985	92	$385
With an allowance recorded:
Commercial and industrial	$185	$199	$83	208	$248	$—	$1
Paycheck Protection Program	—	—	—	—	—	—	—
Commercial tax-exempt	—	—	—	—	—	—	—
Commercial real estate	49	50	49	37	15	—	—
Construction and land	—	—	—	—	—	—	—
Residential	427	427	56	502	521	3	9
Home equity	260	260	17	261	266	2	6
Consumer and other	—	—	—	—	—	—	—
Subtotal	$921	$936	$205	$1,008	$1,050	$5	$16
Total:
Commercial and industrial	$15,419	$15,486	$83	$6,628	$3,213	$1	$8
Paycheck Protection Program	—	—	—	—	—	—	—
Commercial tax-exempt	3,929	3,929	—	982	393	—	—
Commercial real estate	5,977	6,150	49	5,995	4,572	8	25
Construction and land	—	—	—	—	—	—	—
Residential	16,656	16,916	56	16,710	16,505	89	355
Home equity (2)	650	650	17	651	1,352	(1)	13
Consumer and other	—	—	—	—	—	—	—
Total	$42,631	$43,131	$205	$30,966	$26,035	$97	$401
_____________________
(1)Recorded investment represents the client loan balance net of historical charge-offs and historical nonaccrual interest paid, if applicable, which was applied to principal.
(2)Negative quarterly income is due to reversal of income recognized in prior quarter.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three and nine months ended September 30, 2019
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	QTD Average Recorded Investment	YTD Average Recorded Investment	QTD Interest Income Recognized while Impaired	YTD Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$479	$788	n/a	$1,233	$1,256	$192	$217
Commercial tax-exempt	—	—	n/a	—	—	—	—
Commercial real estate	—	—	n/a	—	55	—	256
Construction and land	—	—	n/a	—	—	—	—
Residential	14,879	15,140	n/a	15,026	13,321	236	476
Home equity	2,313	2,995	n/a	2,359	2,106	12	13
Consumer and other	—	—	n/a	—	—	—	—
Subtotal	$17,671	$18,923	n/a	$18,618	$16,738	$440	$962
With an allowance recorded:
Commercial and industrial	$538	$539	$341	$491	$877	$3	$23
Commercial tax-exempt	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—
Residential	2,059	2,059	712	1,419	1,017	5	18
Home equity	279	279	23	276	626	1	2
Consumer and other	—	—	—	—	—	—	—
Subtotal	$2,876	$2,877	$1,076	$2,186	$2,520	$9	$43
Total:
Commercial and industrial	$1,017	$1,327	$341	$1,724	$2,133	$195	$240
Commercial tax-exempt	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	55	—	256
Construction and land	—	—	—	—	—	—	—
Residential	16,938	17,199	712	16,445	14,338	241	494
Home equity	2,592	3,274	23	2,635	2,732	13	15
Consumer and other	—	—	—	—	—	—	—
Total	$20,547	$21,800	$1,076	$20,804	$19,258	$449	$1,005
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
As of September 30, 2020, the Bank has pledged $2.3 billion of loans in a blanket lien agreement with the FHLB. The Bank also has $360.5 million of loans pledged as collateral at the FRB for access to their discount window. As of December 31, 2019, the Bank had pledged $2.5 billion of loans to the FHLB and $395.3 million of loans at the FRB.
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. These loans are outside of the guidelines to not be considered a TDR by recent regulatory guidance. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. As of September 30, 2020 and December 31, 2019, TDRs totaled $14.5 million and $12.6 million, respectively. As of September 30, 2020, $7.8 million of the $14.5 million in TDRs were on accrual status. As of December 31, 2019, $7.1 million of the $12.6 million in TDRs were on accrual status.
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
The following tables present the balance of TDRs that were restructured or defaulted during the periods indicated:

	As of and for the three months ended September 30, 2020
	Restructured Current Quarter			TDRs that defaulted in the Current Quarter that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
	(In thousands, except number of loans)
Commercial and industrial	—	$—	$—	1	$49
Home equity	—	—	—	1	251
Total	—	$—	$—	2	$300

	As of and for the nine months ended September 30, 2020
	Restructured Year to Date			TDRs that defaulted in the Year to Date that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
	(In thousands, except number of loans)
Commercial and industrial (1)	1	$50	$50	1	$49
Residential (2)	1	2,373	2,373	1	1,562
Home equity	—	—	—	1	251
Total	2	$2,423	$2,423	3	$1,862
_____________________
(1)Represents the following type of concession: extension of maturity and reduction in interest rate.
(2)Represents the following type of concession: payment deferral.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the nine months ended September 30, 2019
	Restructured Year to Date			TDRs that defaulted in the Year to Date that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
	(In thousands, except number of loans)
Commercial and industrial	1	$179	$179	—	$—
Residential	2	3,222	3,227	—	—
Home equity	1	274	283	—	—
Total	4	$3,675	$3,689	—	$—

	As of and for the nine months ended September 30, 2019
	Extension of term		Temporary rate reduction		Payment deferral		Combination of concessions		Total concessions
	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment
	(In thousands, except number of loans)
Commercial and industrial	1	$179	—	$—	—	$—	—	$—	1	$179
Residential	—	—	2	3,227	—	—	—	—	2	3,227
Home equity	—	—	1	283	—	—	—	—	1	283
	1	$179	3	$3,510	—	$—	—	$—	4	$3,689
There were no loans that were restructured or defaulted during the three months ended September 30, 2019.
In response to the COVID-19 pandemic, the Bank initiated a mortgage deferment program under which principal and interest payments on qualifying loans are generally deferred for initially three months and the loan term is extended three months; if requested, the loan may be deferred for a subsequent three months. Loans that are deferred under the program are not considered TDRs or past due based on current regulatory guidance. In total, approximately 350 Residential and Home equity loans totaling approximately $220.0 million have been processed under the program. As of September 30, 2020, approximately 140 loans totaling approximately $100.0 million remain in deferral under the program.
Additionally, in response to the COVID-19 pandemic, the Bank initiated a program where it offered qualified Commercial and industrial borrowers principal payment deferrals for six months, with the deferred principal added to the last payment. In total, approximately 90 Commercial and industrial loans totaling approximately $125.0 million have been processed under the program. As of September 30, 2020, approximately 30 loans totaling approximately $50.0 million remain in deferral under the program.
Loan participations serviced for others and loans serviced for others are not included in the Company’s total loans.
The following table presents a summary of the loan participations serviced for others and loans serviced for others based on class of receivable as of the dates indicated:

	September 30, 2020	December 31, 2019
	(In thousands)
Commercial and industrial	$42,759	$14,533
Commercial tax-exempt	17,724	18,101
Commercial real estate	130,164	121,929
Construction and land	83,059	75,451
Total loan participations serviced for others	$273,706	$230,014

Residential	$185,638	$204,696
Total loans serviced for others	$185,638	$204,696
Total loans include deferred loan origination (fees)/costs, net, of $(1.1) million and $8.1 million as of September 30, 2020 and December 31, 2019, respectively. The change in the balance of loan origination (fees)/costs, net, from December 31, 2019 to September 30, 2020 was primarily driven by the addition of $10.9 million of PPP loan origination fees in the second quarter of 2020.

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
Under the CECL methodology, which the Company adopted on January 1, 2020, the Company estimates credit losses on a collective basis per segment for loans sharing similar risk characteristics using a quantitative model combined with an assessment of certain qualitative factors designed to address risks not incorporated in the quantitative model output. The quantitative model utilizes a factor-based approach to estimate expected credit losses using probability of default and loss given default, which are derived from a selected peer group's historical default and loss experience. The model estimates expected credit losses using loan level data over the contractual life of the exposure, considering the effect of estimated prepayments and curtailments on the remaining portfolio segment balance over the life of the portfolio. Reasonable and supportable economic forecasts are incorporated into the estimate over a reasonable and supportable forecast period, beyond which is a reversion to the historical long-run average of the macroeconomic variables. Management has determined a reasonable and supportable period of two years and a straight line reversion period of twelve months to be appropriate for purposes of estimating expected credit losses. Management also applies a weight to the various forecasts chosen to determine the reasonable and supportable economic forecasts. The Company's qualitative assessment is based on factors outlined in regulatory guidance and include the following:
• Volume and trend of past-due, nonaccrual, and adversely-graded loans
• Trends in volume and terms of loans
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
Accrued interest receivable amounts are excluded from balances of loans held at amortized cost and are included within Accrued interest receivable on the Consolidated Balance Sheets. Management has elected not to measure an allowance for credit losses on these amounts as the Company employs a timely write-off policy as generally any loan over 89 days past-due is put on non-accrual status and any associated accrued interest is reversed.
For periods disclosed prior to the adoption of ASU 2016-13 as of January 1, 2020, the Allowance for loan losses was determined under the incurred loss model. Refer to "Note 1: Basis of Presentation and Summary of Significant Account Policies" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for a description of the methodology.
The Allowance for loan losses, which is reported as a reduction of outstanding loan balances, totaled $84.6 million and $72.0 million as of September 30, 2020 and December 31, 2019, respectively.
Beginning in the first quarter of 2020, the Company made a change to the loan portfolio segmentation as it relates to the Allowance for loan losses in which Commercial and industrial and Commercial tax-exempt loans were bifurcated given their different underlying risk characteristics. For the periods ended September 30, 2019, the Provision/(credit) for loan losses and related allowance balance in the Allowance for loan losses for tax-exempt Commercial and industrial loans is included with Commercial and industrial loans. Beginning in the second quarter of 2020, the Company made a change to the loan portfolio segmentation as it relates to the Allowance for loan losses, adding the segment Paycheck Protection Program. For the periods ended September 30, 2019, there were no loans in this segment as the SBA initiated the program in the second quarter of 2020 in response to the COVID-19 pandemic.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following table presents a summary of the changes in the Allowance for loan losses for the periods indicated:

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2020	2019	2020	2019
	(In thousands)
Allowance for loan losses, beginning of period:
Commercial and industrial	$9,559	$16,082	$10,048	$15,912
Paycheck Protection Program	190	n/a	—	n/a
Commercial tax-exempt	2,486	n/a	6,016	n/a
Commercial real estate	47,675	43,741	40,765	41,934
Construction and land	9,524	4,780	5,119	6,022
Residential	17,765	9,555	8,857	10,026
Home equity	439	805	778	1,284
Consumer and other	1,686	104	399	134
Total allowance for loan losses, beginning of period	$89,324	$75,067	$71,982	$75,312
Impact of adopting ASU 2016-13:
Commercial and industrial	n/a	n/a	$(565)	n/a
Paycheck Protection Program	n/a	n/a	—	n/a
Commercial tax-exempt	n/a	n/a	(4,409)	n/a
Commercial real estate	n/a	n/a	(14,455)	n/a
Construction and land	n/a	n/a	(2,158)	n/a
Residential	n/a	n/a	685	n/a
Home equity	n/a	n/a	(535)	n/a
Consumer and other	n/a	n/a	1,052	n/a
Total impact of adopting ASU 2016-13	n/a	n/a	$(20,385)	n/a
Allowance for loan losses, beginning of period, net	$89,324	$75,067	$51,597	$75,312
Provision/(credit) for loan losses:
Commercial and industrial	$(10)	$361	$876	$498
Paycheck Protection Program	—	n/a	190	n/a
Commercial tax-exempt	398	n/a	1,277	n/a
Commercial real estate	(374)	(762)	20,991	826
Construction and land	(1,166)	6	5,397	(1,236)
Residential	(3,026)	617	5,197	46
Home equity	11	(57)	1,232	26
Consumer and other	(402)	2	(163)	(56)
Total provision/(credit) for loan losses	$(4,569)	$167	$34,997	$104

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2020	2019	2020	2019
	(In thousands)
Loans charged -off:
Commercial and industrial	$(172)	$(180)	$(1,079)	$(375)
Paycheck Protection Program	—	n/a	—	n/a
Commercial tax-exempt	—	n/a	—	n/a
Commercial real estate	—	—	—	—
Construction and land	—	—	—	—
Residential	—	—	—	—
Home equity	—	—	(1,157)	(562)
Consumer and other	(73)	(5)	(83)	(7)
Total charge-offs	$(245)	$(185)	$(2,319)	$(944)
Recoveries on loans previously charged-off:
Commercial and industrial	$36	$275	$133	$503
Paycheck Protection Program	—	n/a	—	n/a
Commercial tax-exempt	—	n/a	—	n/a
Commercial real estate	—	27	—	246
Construction and land	—	—	—	—
Residential	—	—	—	100
Home equity	—	6	132	6
Consumer and other	5	2	11	32
Total recoveries	$41	$310	$276	$887
Allowance for loan losses, end of period:
Commercial and industrial	$9,413	$16,538	$9,413	$16,538
Paycheck Protection Program	190	n/a	190	n/a
Commercial tax-exempt	2,884	n/a	2,884	n/a
Commercial real estate	47,301	43,006	47,301	43,006
Construction and land	8,358	4,786	8,358	4,786
Residential	14,739	10,172	14,739	10,172
Home equity	450	754	450	754
Consumer and other	1,216	103	1,216	103
Total allowance for loan losses, end of period	$84,551	$75,359	$84,551	$75,359
The balance of the Allowance for loan losses of $84.6 million as of September 30, 2020 represents an increase of $12.6 million from December 31, 2019. During the three and nine months ended September 30, 2020, the Company recognized a Provision credit of $4.6 million and a Provision expense of $35.0 million, respectively. The decrease in the Allowance for loan losses for the three months ended September 30, 2020 was primarily driven by the latest current reasonable and supportable economic forecasts, which indicated a modest improvement from the prior quarter, as well as the net impact of the change in the composition and volume of the loan portfolio. These improvements were partially offset by the net impact in the changes of the qualitative factors, and a change in the weighting of the forecast scenarios used to account for risks and assumptions not incorporated in the forecasts, including consideration for the significant uncertainty related to the duration and severity of economic impacts from the COVID-19 pandemic. The increase in Allowance for loan losses for the nine months ended September 30, 2020 was primarily driven by the change in allowance methodology from the incurred loss model to the current expected credit loss model, as well as the current reasonable and supportable economic forecast deterioration as a result of the COVID-19 pandemic, and the net change in qualitative factors to account for risks and assumptions related to our loan portfolio not incorporated in the forecasts.
The balance of reserve for unfunded loan commitments of $8.9 million as of September 30, 2020 represents an increase of $7.8 million from December 31, 2019. The change was driven by an increase in the reserve ratios as a result of the current reasonable and supportable economic forecasts due to the COVID-19 pandemic as well as an increase in the balance of loan commitments. Changes in the balance of reserve for unfunded loan commitments are recognized as Other expense within Total operating expense.
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
Upon the adoption of ASU 2016-13 on January 1, 2020, the Company recognized an increase in the reserve of $1.4 million in the unfunded loan commitments. The net, after-tax impact of the $20.4 million decrease in the Allowance for loan losses and the $1.4 million increase in the reserve for unfunded loan commitments was an increase to Retained earnings of $13.5 million.
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
The following tables present the Company’s Allowance for loan losses and loan portfolio as of September 30, 2020 and December 31, 2019 by portfolio segment, disaggregated by method of impairment analysis. The Company had no loans acquired with deteriorated credit quality as of September 30, 2020 or December 31, 2019.

	September 30, 2020
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses
	(In thousands)
Commercial and industrial	$15,419	$83	$567,726	$9,330	$583,145	$9,413
Paycheck Protection Program	—	—	371,496	190	371,496	190
Commercial tax-exempt	3,929	—	468,413	2,884	472,342	2,884
Commercial real estate	5,977	49	2,653,913	47,252	2,659,890	47,301
Construction and land	—	—	211,697	8,358	211,697	8,358
Residential	16,656	56	2,712,508	14,683	2,729,164	14,739
Home equity	650	17	81,147	433	81,797	450
Consumer and other	—	—	113,038	1,216	113,038	1,216
Total	$42,631	$205	$7,179,938	$84,346	$7,222,569	$84,551

	December 31, 2019
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses
	(In thousands)
Commercial and industrial	$724	$146	$1,141,237	$15,918	$1,141,961	$16,064
Commercial real estate	733	—	2,550,541	40,765	2,551,274	40,765
Construction and land	—	—	225,983	5,119	225,983	5,119
Residential	15,900	67	2,823,255	8,790	2,839,155	8,857
Home equity	1,830	22	81,827	756	83,657	778
Consumer and other	—	—	134,674	399	134,674	399
Total	$19,187	$235	$6,957,517	$71,747	$6,976,704	$71,982

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
The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019:

	September 30, 2020				December 31, 2019
	Asset derivatives		Liability derivatives		Asset derivatives		Liability derivatives
	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$—	Other liabilities	$272	Other assets	$—	Other liabilities	$—
Derivatives not designated as hedging instruments:
Interest rate customer swaps	Other assets	91,399	Other liabilities	92,758	Other assets	36,089	Other liabilities	36,580
Risk participation agreements	Other assets	64	Other liabilities	444	Other assets	10	Other liabilities	242
Total		$91,463		$93,474		$36,099		$36,822
_____________________
(1)For additional details, see Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 5: Fair Value Measurements.”
The following table presents the effect of the Company’s derivative financial instruments on Accumulated other comprehensive income for the three and nine months ended September 30, 2020 and 2019:

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives		Location of gain or (loss) reclassified from accumulated OCI into income	Amount of gain or (loss) reclassified from accumulated OCI into income
	Three months ended September 30,			Three months ended September 30,
	2020	2019		2020	2019
	(In thousands)			(In thousands)
Interest rate swaps	$285	$1	Interest income/(expense)	$284	$6
Total	$285	$1		$284	$6

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives		Location of gain or (loss) reclassified from accumulated OCI into income	Amount of gain or (loss) reclassified from accumulated OCI into income
	Nine months ended September 30,			Nine months ended September 30,
	2020	2019		2020	2019
	(In thousands)			(In thousands)
Interest rate swaps	$(141)	$(46)	Interest income/(expense)	$132	$508
Total	$(141)	$(46)		$132	$508

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following table presents the effect of the Company’s derivative financial instruments in the Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019:

	Location of gain or (loss) reclassified from accumulated OCI into income	Amount of gain or (loss) recognized in income on cash flow hedging relationships		Amount of gain or (loss) recognized in income on cash flow hedging relationships
		Three months ended September 30,		Nine months ended September 30,
		2020	2019	2020	2019
		(In thousands)
Total amounts of income and (expense) line items presented in the Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	Interest income/(expense)	$284	$6	$132	$508
The effects of cash flow hedging:
Gain or (loss) on cash flow hedging relationships in ASC 815
Interest contracts - amount of gain or (loss) reclassified from Accumulated other comprehensive income into income	Interest income/(expense)	$284	$6	$132	$508
The Bank has agreements with its derivative counterparties that contain provisions where, if the Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Bank could also be declared in default on its derivative obligations. The Bank was in compliance with these provisions as of September 30, 2020 and December 31, 2019.
The Bank also has agreements with certain of its derivative counterparties that contain provisions where, if the Bank fails to maintain its status as a well- or adequately-capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations under the agreements. The Bank was in compliance with these provisions as of September 30, 2020 and December 31, 2019.
Certain of the Bank’s agreements with its derivative counterparties contain provisions where, if specified, events or conditions occur that materially change the Bank’s creditworthiness in an adverse manner, the Bank may be required to fully collateralize its obligations under the derivative instruments. The Bank was in compliance with these provisions as of September 30, 2020 and December 31, 2019.
As of September 30, 2020 and December 31, 2019, the termination amounts related to collateral determinations of derivatives in a liability position were $94.1 million and $35.7 million, respectively. The Bank has minimum collateral posting thresholds with its derivative counterparties. As of September 30, 2020 and December 31, 2019, the Bank had pledged securities with a market value of $90.5 million and $40.0 million, respectively, against its obligations under these agreements. The collateral posted is typically greater than the current liability position; however, due to timing of liability position changes at period end, the funding of a collateral shortfall may take place shortly following period end.
Cash flow hedges of interest rate risk
The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements.
To accomplish this objective and strategy, the Bank has entered into one interest rate swap during 2020 with an effective date of April 14, 2020. The interest rate swap is designated as a cash flow hedge and involves the receipt of variable rate amounts from a counterparty in exchange for the Bank making fixed payments.
The one interest rate swap entered into during 2020 has a notional amount of $100 million and a term of eighteen months from its respective effective date. The interest rate swap will effectively fix the Bank's interest payments on $100 million of rolling three month FHLB advances at a rate of 0.48%.
Per ASU 2017-12, for derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. For active cash flow hedges, a portion of the balance reported in Accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made or received on the Bank’s interest rate swaps.
Non-designated hedges
Derivatives not designated as hedges are not speculative and result from different services the Bank provides to qualified commercial clients. The Bank offers certain derivative products directly to such clients. The Bank economically hedges derivative transactions executed with commercial clients by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of these programs are not designated in ASC 815-qualifying hedging

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
relationships and are, therefore, marked-to-market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset through earnings. The net effect on earnings is primarily driven by changes in the credit valuation adjustment (“CVA”). The CVA represents the dollar amount of fair value adjustment related to nonperformance risk of both the Bank and its counterparties. Fees earned in connection with the execution of derivatives related to this program are recognized in the Consolidated Statements of Operations in Other income. The Bank has interest rate swaps and caps related to this program with an aggregate notional amount of $1.7 billion as of September 30, 2020 and $1.6 billion as of December 31, 2019. As of September 30, 2020 and December 31, 2019, there were no foreign currency exchange contracts related to this program.
In addition, as a participant lender, the Bank has guaranteed performance on the pro-rated portion of swaps executed by other financial institutions. As the participant lender, the Bank is providing a partial guarantee, but is not a direct party to the related swap transactions. The Bank has no obligations under the risk participation agreements unless the borrower defaults on their swap transaction with the lead bank and the swap is in a liability position to the borrower. In that instance, the Bank has agreed to pay the lead bank a portion of the swap’s termination value at the time of the default. The derivative transactions entered into as part of these agreements are not designated, as per ASC 815, as qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. As of September 30, 2020 and December 31, 2019, there were seven of these risk participation transactions with an aggregate notional amount of $57.7 million and $58.8 million, respectively.
The Bank has also participated out to other financial institutions a pro-rated portion of swaps executed by the Bank. The other financial institution has no obligations under the risk participation agreements unless the borrowers default on their swap transactions with the Bank and the swaps are in liability positions to the borrower. In those instances, the other financial institution has agreed to pay the Bank a portion of the swap’s termination value at the time of the default. The derivative transactions entered into as part of these agreements are not designated, as per ASC 815, as qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. As of September 30, 2020, there were five of these risk participation transactions with an aggregate notional amount of $30.3 million. As of December 31, 2019, there were four of these risk participation transactions with an aggregate notional amount of $20.5 million.
The following table presents the effect of the Bank’s derivative financial instruments not designated as hedging instruments in the Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019.

		Amount of gain or (loss), net, recognized in income on derivatives
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivatives	Three months ended September 30,		Nine months ended September 30,
		2020	2019	2020	2019
		(In thousands)
Interest rate swaps	Other income/(expense)	$(568)	$(289)	$(869)	$(544)
Risk participation agreements	Other income/(expense)	78	(11)	(148)	(120)
Total		$(490)	$(300)	$(1,017)	$(664)
9.    Income Taxes
The following table presents the components of Income tax expense and effective tax rates for the periods indicated:

	Nine months ended September 30,
	2020	2019
	(In thousands)
Income before income taxes	$22,952	$74,852
Income tax expense	2,764	15,803
Net income before attribution to noncontrolling interests	$20,188	$59,049
Effective tax rate	12.0%	21.1%
The effective tax rate for the nine months ended September 30, 2020 of 12.0%, with related tax expense of $2.8 million, was calculated based on a forecasted 2020 annual effective tax rate. The effective tax rate was less than the statutory rate of 21% due primarily to earnings from tax-exempt investments and income tax credits. These savings were partially offset by state and local income taxes, the accounting for investments in affordable housing projects, and tax expense from employee shared-based payments.
The effective tax rate for the nine months ended September 30, 2019 of 21.1%, with related tax expense of $15.8 million, was calculated based on a forecasted 2019 annual effective tax rate. The effective tax rate was more than the statutory rate of 21% due primarily to state and local income taxes and the accounting for investments in affordable housing projects. These expenses were partially offset by earnings from tax-exempt investments and income tax credits.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
The effective tax rate for the nine months ended September 30, 2020 is less than the effective tax rate for the same period in 2019 due primarily to the lower level of income in 2020 as compared to 2019. Earnings from tax-exempt investments have a larger proportionate impact on the lower level of income in 2020 as compared to 2019.
10.    Noncontrolling Interests
Noncontrolling interests consist of equity owned by management of the Company’s majority-owned affiliate, DGHM. Net income attributable to noncontrolling interests in the Consolidated Statements of Operations, if any, represents the net income allocated to the noncontrolling interest owners of DGHM. Net income allocated to the noncontrolling interest owners was zero and $96 thousand for the three-month periods ended September 30, 2020 and 2019, respectively, and $6 thousand and $265 thousand for the nine-month periods ended September 30, 2020 and 2019, respectively.
On the Consolidated Balance Sheets, noncontrolling interests are included as the sum of the capital and undistributed profits allocated to the noncontrolling interest owners. Typically, this balance is included in a company’s permanent shareholders’ equity in the Consolidated Balance Sheets. When the noncontrolling interest owners’ rights include certain redemption features, as described in ASC 480, Distinguishing Liabilities from Equity, such redeemable noncontrolling interests are classified as mezzanine equity and are not included in permanent shareholders’ equity. Due to the redemption features of the noncontrolling interests of DGHM, the Company had Redeemable noncontrolling interests held in mezzanine equity in the accompanying Consolidated Balance Sheets of zero and $1.4 million as of September 30, 2020 and December 31, 2019, respectively. The aggregate amount of such Redeemable noncontrolling equity interests are recorded at the estimated maximum redemption values. The Company had no noncontrolling interests included in permanent shareholder’s equity at September 30, 2020 and December 31, 2019.
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
The following table presents a rollforward of the Company’s redeemable noncontrolling interests for the periods indicated:

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(In thousands)
Redeemable noncontrolling interests at beginning of period	$—	$1,786	$1,383	$2,526
Net income attributable to noncontrolling interests	—	96	6	265
Distributions	—	(96)	(6)	(265)
Purchases/(sales) of ownership interests	—	—	(64)	12
Amortization of equity compensation	8	10	24	36
Adjustments to fair value	(8)	(315)	(1,343)	(1,093)
Redeemable noncontrolling interests at end of period	$—	$1,481	$—	$1,481
11.    Accumulated Other Comprehensive Income
The following table presents a summary of the amounts reclassified from the Company's Accumulated other comprehensive income/(loss) for the three and nine months ended September 30, 2020 and 2019:

Description of component of Accumulated other comprehensive income/(loss)	Three months ended September 30,		Nine months ended September 30,		Affected line item in Statement of Operations
	2020	2019	2020	2019
	(In thousands)
Net realized gain/(loss) on cash flow hedges:
Hedges related to deposits:
Pre-tax gain/(loss)	$284	$6	$132	$508	Interest income/(expense)
Tax (expense)/ benefit	(84)	(2)	(39)	(148)	Income tax (expense)/benefit
Total reclassifications for the period, net of tax	$200	$4	$93	$360	Net income/(loss) attributable to the Company

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables present the after-tax changes in the components of the Company’s Accumulated other comprehensive income/(loss) for the three and nine months ended September 30, 2020 and 2019:

	Components of Accumulated other comprehensive income/(loss)
	Unrealized gain/(loss) on securities available-for-sale	Unrealized gain/(loss) on cash flow hedges	Unrealized gain/(loss) on other	Accumulated other comprehensive income/(loss)
	(In thousands)
Balance at December 31, 2018	$(17,556)	$391	$(554)	$(17,719)
Other comprehensive income/(loss) before reclassifications	27,469	(31)	—	27,438
Reclassified from other comprehensive income/(loss)	—	(360)	—	(360)
Other comprehensive income/(loss), net	27,469	(391)	—	27,078
Balance at September 30, 2019	$9,913	$—	$(554)	$9,359

Balance at December 31, 2019	$8,435	$—	$(860)	$7,575
Other comprehensive income/(loss) before reclassifications	23,055	(100)	(30)	22,925
Reclassified from other comprehensive income/(loss)	—	(93)	—	(93)
Other comprehensive income/(loss), net	23,055	(193)	(30)	22,832
Balance at September 30, 2020	$31,490	$(193)	$(890)	$30,407

	Components of Accumulated other comprehensive income/(loss)
	Unrealized gain/(loss) on securities available-for-sale	Unrealized gain/(loss) on cash flow hedges	Unrealized gain/(loss) on other	Accumulated other comprehensive income/(loss)
	(In thousands)
Balance at June 30, 2019	$4,677	$2	$(554)	$4,125
Other comprehensive income/(loss) before reclassifications	5,236	2	—	5,238
Reclassified from other comprehensive income/(loss)	—	(4)	—	(4)
Other comprehensive income/(loss), net	5,236	(2)	—	5,234
Balance at September 30, 2019	$9,913	$—	$(554)	$9,359

Balance at June 30, 2020	$31,122	$(195)	$(890)	$30,037
Other comprehensive income/(loss) before reclassifications	368	202	—	570
Reclassified from other comprehensive income/(loss)	—	(200)	—	(200)
Other comprehensive income/(loss), net	368	2	—	370
Balance at September 30, 2020	$31,490	$(193)	$(890)	$30,407
12.    Restructuring
There were no restructuring charges for the three and nine months ended September 30, 2020. In the first quarter of 2019, the Company incurred restructuring charges of $1.6 million. The charges were in connection with a previously announced reduction to the Company’s workforce, which included executive transition changes as well as other employee benefit and technology related initiatives. The restructuring was intended to improve the Company’s operating efficiency and enhance earnings.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following table presents a summary of the restructuring activity for the three and nine months ended September 30, 2020 and 2019:

	Severance Charges	Other Associated Costs	Total
	(In thousands)
Accrued charges at December 31, 2019	$526	$789	$1,315
Costs paid	(434)	—	(434)
Accrued charges at March 31, 2020	92	789	881
Costs paid	(92)	—	(92)
Accrued charges at June 30, 2020	$—	$789	$789
Costs paid	—	—	—
Accrued charges at September 30, 2020	$—	$789	$789

Accrued charges at December 31, 2018	$3,896	$789	$4,685
Cost incurred	1,646	—	1,646
Costs paid	(1,986)	—	(1,986)
Accrued charges at March 31, 2019	3,556	789	4,345
Costs paid	(1,364)	—	(1,364)
Accrued charges at June 30, 2019	$2,192	$789	$2,981
Costs paid	(1,156)	—	(1,156)
Accrued charges at September 30, 2019	$1,036	$789	$1,825
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
Wealth management and trust fees
Wealth management and trust fees are earned for providing wealth management, retirement plan advisory, family office, financial planning, trust services, and other financial advisory services to clients. The Company’s performance obligation under these contracts is satisfied over time as the services are provided. Fees are recognized monthly based on the average monthly, beginning-of-quarter, or, for a small number of clients, end-of-quarter market value of the AUM and the applicable fee rate, depending on the terms of the contracts. Fees are also recognized monthly based either on a fixed fee amount or are based on the quarter-end (in arrears) market value of the AUM and the applicable fee rate, depending on the terms of the contracts. No performance based incentives are earned under wealth management contracts. Receivables are recorded on the Consolidated Balance Sheets in the Fees receivable line item. Deferred revenues of $6.0 million and $6.5 million as of September 30, 2020 and December 31, 2019, respectively, are recorded on the Consolidated Balance Sheets within Other liabilities.
Trust fees are earned when the Company is appointed as trustee for clients. As trustee, the Company administers the client’s trust and manages the assets of the trust, including investments and property. The Company’s performance obligation under these agreements is satisfied over time as the administration and management services are provided. Fees are recognized monthly or, in certain circumstances, quarterly based on a percentage of the market value of the account as outlined in the agreement. Payment frequency is defined in the individual contracts which primarily stipulate monthly in arrears. No performance based incentives are earned on trust fee contracts. Receivables are recorded on the Consolidated Balance Sheets within Fees receivable.
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
The following table presents the fee income considered in-scope of ASC 606 by contracts with customers:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands)
Fees and other income:
Wealth management and trust fees	$18,240	$19,067	$53,872	$57,037
Investment management fees	1,393	2,496	5,088	7,601
Other income	812	700	2,166	2,029
Revenue from contracts with customers	20,445	22,263	61,126	66,667
Other non-interest income not within the scope of ASC 606	2,600	2,863	6,102	8,087
Total non-interest income	$23,045	$25,126	$67,228	$74,754
14.    Lease Accounting
On adoption of ASU 2016-02 on January 1, 2019, the Company recognized $124.1 million of lease liabilities and $108.5 million of right-of-use ("ROU") assets on the Consolidated Balance Sheets. ROU assets obtained in exchange for lease liabilities are net of tenant improvement allowances and deferred rent. There was no impact to the Company’s Consolidated Statements of Cash Flows upon adoption, since the net impact of all adjustments recorded upon transition represents non-cash activity. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 15: Recent Accounting Pronouncements” for additional information on the Company's adoption of this standard.
The Company, as lessee, has 36 real estate leases for office and ATM locations classified as operating leases. The Company determines if an arrangement is a lease or contains a lease at inception. The terms of the real estate leases generally have annual increases in payments based off of a fixed or variable rate, such as the Consumer Price Index rate, that is outlined within the respective contracts. Generally, the initial terms of the leases for our leased properties range from five to fifteen years. Most of the leases also include options to renew for periods of five to ten years at contractually agreed upon rates or at market rates at the time of the extension. On a quarterly basis, the Company evaluates whether the renewal of each lease is reasonably certain. If the lease doesn’t provide the implicit interest rate, the Bank uses its incremental borrowing rate at the commencement date of the lease in determining the present value of lease payments. No other significant judgments or assumptions were made in applying the requirements of ASU 2016-02.
The Company recognized $2.0 million of lease liabilities and ROU assets on the Consolidated Balance Sheets related to equipment leases on September 30, 2020. The Company, as lessee, has 21 equipment leases classified as operating leases. The terms of the equipment leases are fixed payments outlined within the respective contracts and generally range from three to five years. The Bank uses its incremental borrowing rate at the commencement date of the lease in determining the present value of lease payments. No other significant judgments or assumptions were made in applying the requirements of ASU 2016-02.
The following table presents information about the Company's leases as of the dates indicated.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands)
Lease cost
Operating lease cost	$4,562	$4,866	$13,656	$14,392
Short-term lease cost	58	12	164	41
Variable lease cost	5	143	(4)	147
Less: Sublease income	—	(27)	(28)	(73)
Total operating lease cost	$4,625	$4,994	$13,788	$14,507

Nine months ended September 30, 2020
(In thousands, except years and percentages)
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$15,107
ROU assets obtained in exchange for new operating lease liabilities (1)	$4,056
Weighted-average remaining lease term for operating leases	7.6 years
Weighted-average discount rate for operating leases	3.2%
______________________
(1) Operating lease liabilities were impacted by the addition of real estate and equipment leases, partially offset by real estate lease modifications for the nine months ended September 30, 2020.
The Company is obligated for minimum payments under non-cancelable operating leases. In accordance with the terms of these leases, the Company is currently committed to minimum annual payments as follows as of September 30, 2020:

September 30, 2020
(In thousands)
Remainder of 2020	$5,136
2021	20,662
2022	20,575
2023	19,275
2024	13,113
Thereafter	46,003
Total future minimum lease payments	124,764
Less: Amounts representing interest	(15,832)
Present value of net future minimum lease payments	$108,932
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments (Topic 326) (“ASU 2016-13”). In 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”); ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”); ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 942)—Effective Dates (“ASU 2019-10”); and ASU

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses (“ASU 2019-11”). This update and related amendments to Topic 326 are intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology with a CECL model methodology that reflects expected credit losses and requires consideration of a reasonable and supportable economic forecast to inform credit loss estimates. This ASU is effective for fiscal years beginning after December 15, 2019. The Company adopted this update on January 1, 2020 utilizing a modified retrospective approach. On adoption of ASU 2016-13, the Company recognized a decrease in the allowance for loan losses of $20.4 million and an increase in the reserve for unfunded loan commitments of $1.4 million. The net, after-tax impact of the decrease in the allowance for loan losses and the increase in the reserve for unfunded loan commitments was an increase to Retained earnings of $13.5 million as shown in the Consolidated Statements of Changes in Shareholders’ Equity. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 4: Investments”, “Note 6 - Loan Portfolio and Credit Quality”, and “Note 7 - Allowance for Loan Losses” for further details.
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
As of and for the three and nine months ended September 30, 2020
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
Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced herein under the section captioned “Risk Factors”; the negative impacts and disruptions of the COVID-19 pandemic and measures taken to contain its spread on our employees, customers, business operations, credit quality, financial position, liquidity and results of operations; the length and extent of the economic contraction as a result of the COVID-19 pandemic; continued deterioration in employment levels, general business and economic conditions on a national basis and in the local markets in which the Company operates; changes in customer behavior; the possibility that future credit losses are higher than currently expected due to changes in economic assumptions, customer behavior or adverse economic developments; turbulence in the capital and debt markets; changes in interest rates; increases in loan defaults and charge-off rates; decreases in the value of securities and other assets; changes in loan loss reserves; decreases in deposit levels necessitating increased borrowing to fund loans and investments; competitive pressures from other financial institutions; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; changes in regulation; reputational risk relating to the Company’s participation in the Paycheck Protection Program and other pandemic-related legislative and regulatory initiatives and programs; risks that goodwill and intangibles recorded in the Company’s financial statements will become impaired; the risk that the Company’s deferred tax asset may not be realized; risks related to the identification and implementation of acquisitions, dispositions and restructurings; changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K and updated in the Company’s Quarterly Reports on Form 10-Q and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

Executive Summary
The Company offers a wide range of private banking, wealth management, and trust services to high net worth individuals, families, businesses and select institutions through its two reportable segments: (i) Private Banking and (ii) Wealth Management and Trust. This Executive Summary provides an overview of the most significant aspects of the Company's operating segments and operations in the third quarter of 2020. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

	As of and for the three months ended September 30,
	2020	2019	$ Change	% Change
	(In thousands, except per share data and percentages)
Total revenue	$80,869	$81,279	$(410)	(1)%
Provision/(credit) for loan losses	(4,569)	167	(4,736)	nm
Total operating expense	60,937	55,537	5,400	10%
Net income before attribution to noncontrolling interests	22,680	20,058	2,622	13%
Net income attributable to noncontrolling interests	—	96	(96)	(100)%
Net income attributable to the Company	22,680	19,962	2,718	14%
Diluted earnings per share attributable to common shareholders	$0.28	$0.24	$0.04	17%

ASSETS UNDER MANAGEMENT AND ADVISORY (“AUM”):
Wealth Management and Trust	$15,581,000	$14,695,000	$886,000	6%
Other (1)	672,000	1,533,000	(861,000)	(56)%
Total AUM	$16,253,000	$16,228,000	$25,000	—%
_____________________
nm = not meaningful
(1) Includes results from Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”)
Net income attributable to the Company was $22.7 million and $20.0 million for the three months ended September 30, 2020 and September 30, 2019, respectively. The Company recognized Diluted earnings per share attributable to common shareholders of $0.28 and $0.24 for the three months ended September 30, 2020 and September 30, 2019, respectively. Key items that affected the Company’s results in the third quarter of 2020 compared to the same period of 2019 include:
▪Provision for loan losses decreased $4.7 million to a credit of $4.6 million for the three months ended September 30, 2020, compared to the same period of 2019. During the third quarter of 2020, the Company recognized a total provision credit of $2.8 million, which included a provision credit of $4.6 million, and separately, a reserve of $1.8 million for unfunded loan commitments, recognized as Other expense within Noninterest expense.
•The decrease in the Allowance for loan losses for the three months ended September 30, 2020 was primarily driven by the latest current reasonable and supportable economic forecasts, which indicated a modest improvement from the prior quarter, as well as the net impact of the change in the composition and volume of the loan portfolio. These improvements were partially offset by the net impact in the changes of the qualitative factors, and a change in the weighting of the forecast scenarios used to account for risks and assumptions not incorporated in the forecasts, including consideration for the significant uncertainty related to the duration and severity of economic impacts from the COVID-19 pandemic.
▪Total revenue decreased $0.4 million to $80.9 million for the three months ended September 30, 2020, compared to the same period of 2019 as described below.
•Total fees and other income decreased $2.1 million, or 8%, to $23.0 million for the three months ended September 30, 2020, compared to the same period of 2019. The decrease was primarily driven by lower Other banking fee income as a result of lower bank-owned life insurance revenue and lower swap fee income, as well as lower Investment management fees due to the impact of recent outflows of AUM at DGHM. Total fees and other income represents 28% of Total revenue for the three months ended September 30, 2020, compared to 31% of Total revenue for the same period of 2019.
•Net interest income increased $1.7 million, or 3%, to $57.8 million for the three months ended September 30, 2020, compared to the same period of 2019. The increase in Net interest income was primarily driven by the addition of PPP-related income and lower funding costs, partially offset by lower interest on interest-earning assets. Net interest margin (“NIM”) was 2.61% for the three months ended September 30, 2020, a decrease of 11 basis points compared to the same period in 2019. Although Net interest income increased, the decrease in NIM was driven by excess cash balances held at lower yields in the third quarter of 2020 and lower-yielding PPP loans.

▪Total operating expense increased $5.4 million, or 10%, to $60.9 million for the three months ended September 30, 2020, compared to the same period of 2019. The increase was primarily driven by increases in Salaries and employee benefits expense, Information systems expense as a result of new IT initiatives being placed in service, and the reserve for unfunded loan commitments within Other expense, partially offset by a decrease in Marketing and business development expense.
▪For the three months ended September 30, 2020, total loans decreased $110.4 million, or 2%, while total deposits increased $400.3 million, or 5%, from the second quarter of 2020. The decrease in loans was primarily driven by the sale of $72.0 million of residential mortgage loans in the third quarter of 2020, while the increase in deposits was primarily driven by clients maintaining additional cash liquidity. The Company’s loan-to-deposit ratio decreased from 99% as of June 30, 2020 to 92% as of September 30, 2020, driven by strong deposit inflows. Deposits are the Company’s primary source of funds to originate loans. When the Company’s loan-to-deposit ratio exceeds 100%, the Company relies on other funding sources, such as FHLB borrowings or federal funds, to fund loan growth. If the Company is unable to grow deposits in line with loan growth, it may evaluate other options such as slowing loan growth, selling a portion of portfolio loans, or originating mortgage loans as held-for-sale. Additionally if the Company has excess deposits, the Company may seek to to earn a better yield by investing excess cash in loan growth, purchasing investment securities or other cash management strategies.
The Company’s Private Banking segment reported Net income attributable to the Company of $19.3 million in the third quarter of 2020, compared to $17.9 million for the same period of 2019. Net income attributable to the Company increased $1.4 million from the same period in 2019, primarily driven by a decrease of $4.7 million to the Provision for loan losses and a decrease in Income tax expense of $1.3 million. These items were partially offset by an increase of $5.0 million in Total operating expense primarily due to increases in Information systems expense as a result of new IT initiatives being placed in service, Salaries and employee benefits expense, and Other expense related to the reserve for unfunded loan commitments.
The Company’s Wealth Management and Trust segment reported Net income attributable to the Company of $1.9 million in the third quarter of 2020, compared to $3.6 million for the same period of 2019. The decrease of $1.6 million, or 46%, was primarily driven by an increase of $1.7 million in Total operating expense and a decrease of $0.9 million in Total revenue due to the impact of lower AUM on fee revenues as of fee billing dates and lower effective fee rates. The increase in Total operating expense was primarily driven by an increase in Salaries and employee benefits expense related to the hiring of additional advisors as part of the Company's strategic initiative to grow the Wealth Management and Trust business, as well as an increase in Information systems expense, partially offset by a decrease in Other expense. Wealth Management and Trust AUM increased $0.9 billion, or 6%, to $15.6 billion at September 30, 2020 from $14.7 billion at September 30, 2019. The increase in AUM was primarily driven by favorable market returns of $0.8 billion and total net flows of $0.1 billion for the twelve months ended September 30, 2020.
Impact of the COVID-19 Pandemic
The COVID-19 pandemic has caused, and continues to cause, substantial disruptions to the global economy and to the customers and communities that we serve. In response to the pandemic, the Company implemented business continuity contingency plans, including company-wide remote working arrangements. We are also focused on supporting our clients who may be experiencing a financial hardship due to the COVID-19 pandemic, including by participating in the Small Business Administration’s (the “SBA”) Paycheck Protection Program (the “PPP”) and offering loan deferrals and forbearance as needed, including our mortgage deferment program and Commercial and industrial loan deferment program, and creating the Commercial real estate second loan program. We will continue to evaluate this fluid situation and take additional actions as necessary.
Participation in the PPP
The CARES Act initially appropriated $349 billion for “paycheck protection loans” through the PPP. The amount appropriated was subsequently increased to $659 billion. The CARES Act provided funding to the SBA for use for the PPP. Under the terms of the PPP, certain businesses can apply for loans through qualified financial institutions, such as the Bank, based on eligibility criteria. The PPP provides loans to eligible businesses with an initial term of up to five years at an interest rate of 1.0%. Loans issued under the PPP will be forgiven if the borrower uses at least 60% of the proceeds on payroll costs and other eligible costs such as utilities or rent for a period of up to 24 weeks, following the loan funding date. This was changed from 75% and 8 weeks by the Paycheck Protection Program Flexibility Act signed into law on June 5, 2020. The SBA has issued an interim final rule in which it has provided that a lender may rely on certifications made by a borrower to determine the borrower’s eligibility for a PPP loan and use of loan proceeds, subject to a good faith review, and to determine the qualifying loan amount and eligibility for loan forgiveness.
Loans issued by participating financial institutions are 100% guaranteed by the SBA. Banks will receive a processing fee from the SBA from 1.0% to 5.0% based on the size of the loan. Loans up to $350 thousand will have a 5.0% fee, loans between $350 thousand and $2.0 million will have a 3.0% fee, and loans greater than $2.0 million will have a 1.0% fee.

In conjunction with the PPP, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) has created a lending facility for qualified financial institutions. The Paycheck Protection Program Liquidity Facility (the “PPPLF”) will extend credit to depository institutions with a term of up to five years at an interest rate of 0.35%. Only loans issued under the PPP can be pledged as collateral to access the facility. As of September 30, 2020, the Bank has not participated in the PPPLF.
As of September 30, 2020, the Bank processed 1,045 loans totaling $380.3 million under the PPP program, primarily in the second quarter of 2020. The Bank has received $10.9 million in processing fees from the SBA, which is netted against the principal balance on the Consolidated Balance Sheets and will be accreted through net interest income on a straight-line basis over the life of the loan. If a loan is forgiven or otherwise paid off, the remainder of the processing fee will be accreted through net interest income. As of September 30, 2020, the balance of PPP loans was $371.5 million, and $2.2 million was accreted through net interest income.
Mortgage deferment program
In response to the COVID-19 pandemic, the Bank initiated a mortgage deferment program under which principal and interest payments on qualifying loans are generally deferred for initially three months and the loan term is extended three months; if requested, the loan may be deferred for a subsequent three months. Loans that are deferred under the program are not considered TDRs or past due based on current regulatory guidance. In total, approximately 350 residential and home equity loans totaling approximately $220.0 million have been processed under the program. As of September 30, 2020, deferrals for approximately 200 loans totaling approximately $120.0 million have expired with the loans returning to payment, while approximately 140 loans totaling approximately $100.0 million remain in deferral under the program. Approximately 10 loans totaling less than $1.0 million are delinquent on payment terms as of September 30, 2020 after the deferral expired, primarily First Time Home Buyer loans.
Commercial and industrial loan deferment program
In response to the COVID-19 pandemic, the Bank initiated a program offering qualified Commercial and industrial borrowers principal payment deferral for six months, with the deferred principal added to the last payment. In total, approximately 90 Commercial and industrial loans totaling approximately $125.0 million have been processed under the program. As of September 30, 2020, deferrals for approximately 60 loans totaling approximately $75.0 million have expired with the loans returning to payment, while approximately 30 loans totaling approximately $50.0 million remain in deferral under the program. Of the loans that came off deferral, no loans are delinquent on payment terms as of September 30, 2020.
Commercial real estate second loan program
In response to the COVID-19 pandemic, the Bank also initiated a program to offer qualifying Commercial real estate borrowers a second mortgage to cover up to one year of principal and interest payments. In order to qualify for the loan, the total exposure after receiving the second mortgage for each borrower could not exceed a 75% loan-to-value ratio, and the loans were required to be current at the time of application, amongst other conditions. In total, borrowers with approximately 240 existing loans totaling $1.3 billion requested and were approved for these second mortgages, representing approximately 50% of the Commercial real estate loan balance. As of September 30, 2020, the borrowers associated with the $1.3 billion of existing loans received approximately $80.0 million in additional funding under this program. The Company does not anticipate a material increase in the $80.0 million balance of new loans in the future, and the principal balance will amortize down over the life of the loan, generally five years. In addition to, and outside of the Commercial real estate second loan program, the Bank offered qualified Commercial real estate borrowers principal payment deferral for up to twelve months, with the deferred principal added to the balance due at maturity. In total, approximately 10 Commercial real estate borrowers with loans totaling approximately $55.0 million accepted this accommodation. As of September 30, 2020, deferrals for approximately 5 borrowers with loans totaling approximately $15.0 million have expired with the loans returning to payment, while approximately 5 borrowers with loans totaling approximately $40.0 million remain in deferral. Of the loans that came off deferral, no loans are delinquent on payment terms as of September 30, 2020. The entire Commercial real estate portfolio will continue to be monitored for credit deterioration regardless of their participation in the plan.
Credit quality and Allowance for loan loss
The Company continues to monitor and evaluate the impact of the COVID-19 pandemic on the credit quality of our assets. Total criticized and classified loans as of September 30, 2020 was $322.6 million, an increase of $16.5 million, or 5%, linked quarter, primarily driven by the downgrade of $71.0 million of loans, partially offset by $54.0 million of payoffs, paydowns and upgrades. Of the $71.0 million in downgrades in the third quarter of 2020, $62.0 million were Commercial real estate loans across 16 relationships, primarily with hospitality and retail clients. During the third quarter of 2020, the Company recognized a total net provision credit of $2.8 million primarily driven by the latest reasonable and supportable economic forecasts, which indicated a modest improvement from the prior quarter. Within the Commercial real estate portfolio, the impact of the improving current reasonable and supportable economic forecasts was partially offset by additional reserves needed to account for the increase in criticized and classified loans in the Commercial real estate portfolio.
Other accounting matters

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
Subsequent to the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2019, there was one change to the critical accounting policies. Upon the adoption of ASU 2016-13, Financial Instruments (Topic 326) (“ASU 2016-13”) on January 1, 2020, management's policy and processes for the allowance for loan losses have changed. The updates in this standard replace the incurred loss impairment methodology with a CECL model methodology. The CECL model methodology incorporates current conditions, reasonable and supportable economic forecasts, and prepayments to estimate loan losses over the life of the loan. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 7: Allowance for Loan Losses” for further discussion on the new policy and processes. There have been no other changes to the Company's policies through the filing of this Quarterly Report on Form 10-Q.
Results of operations for the three and nine months ended September 30, 2020 versus September 30, 2019
Net income. The Company recorded Net income attributable to the Company for the three and nine months ended September 30, 2020 of $22.7 million and $20.2 million, respectively, compared to Net income attributable to the Company of $20.0 million and $58.8 million for the same respective periods in 2019.

The Company recognized Diluted earnings per share attributable to common shareholders for the three and nine months ended September 30, 2020 of $0.28 per share and $0.25 per share, respectively, compared to Diluted earnings per share attributable to common shareholders of $0.24 per share and $0.71 per share for the same respective periods in 2019. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 2: Earnings Per Share” for further detail on adjustments made to arrive at income available to common shareholders.
The following table presents selected financial highlights:

	Three months ended September 30,		$ Change	% Change	Nine months ended September 30,		$ Change	% Change
	2020	2019			2020	2019
	(In thousands, except percentages)
Net interest income	$57,824	$56,153	1,671	3%	$174,019	$171,951	$2,068	1%
Fees and other income	23,045	25,126	(2,081)	(8)%	67,228	74,754	(7,526)	(10)%
Total revenue	80,869	81,279	(410)	(1)%	241,247	246,705	(5,458)	(2)%
Provision/(credit) for loan losses	(4,569)	167	(4,736)	nm	34,997	104	34,893	nm
Operating expense	60,937	55,537	5,400	10%	183,298	171,749	11,549	7%
Income tax expense	1,821	5,517	(3,696)	(67)%	2,764	15,803	(13,039)	(83)%
Net income before attribution to noncontrolling interests	22,680	20,058	2,622	13%	20,188	59,049	(38,861)	(66)%
Less: Net income attributable to noncontrolling interests	—	96	(96)	(100)%	6	265	(259)	(98)%
Net income attributable to the Company	$22,680	$19,962	$2,718	14%	$20,182	$58,784	$(38,602)	(66)%
_____________________
nm = not meaningful
Net interest income. Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference between the average rate earned on total interest-earning assets and the average rate paid on total interest-bearing liabilities. NIM is the amount of net interest income expressed as a percentage of average interest-earning assets. The average rate earned on interest-earning assets is the amount of annualized interest income expressed as a percentage of average interest-earning assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities. When credit quality declines and loans are placed on nonaccrual status, NIM can decrease because the same assets are earning less income. Loans graded as substandard but still accruing interest income totaled $81.8 million at September 30, 2020 and could be placed on nonaccrual status if their credit quality declines further.
Net interest income for the three months ended September 30, 2020 was $57.8 million, an increase of $1.7 million, or 3%, compared to the same period in 2019. The increase was primarily driven by lower funding costs and the addition of PPP-related income in 2020, partially offset by lower interest on interest-earning assets. NIM was 2.61% for the three months ended September 30, 2020, a decrease of 11 basis points compared to the same period in 2019. Although Net interest income increased, the decrease in NIM was primarily driven by the addition of lower-yielding PPP loans in 2020 and the impact of excess cash balances earning a lower yield.
Net interest income for the nine months ended September 30, 2020 was $174.0 million, an increase of $2.1 million, or 1%, compared to the same period in 2019. The increase was primarily driven by lower funding costs and the addition of PPP-related income in 2020, partially offset by lower interest on interest-earning assets. NIM was 2.71% for the nine months ended September 30, 2020, a decrease of 9 basis points compared to the same period in 2019. Although Net interest income increased, the decrease in NIM was driven by the addition of lower-yielding PPP loans in 2020.

The following tables present the composition of the Company’s NIM for the three and nine months ended September 30, 2020 and 2019.

	Average Balance		Interest Income/Expense		Average Yield/Rate (1)
	As of and for the three months ended September 30,
AVERAGE BALANCE SHEET:	2020	2019	2020	2019	2020	2019
AVERAGE ASSETS	(In thousands)
Interest-earning assets:
Cash and investments: (2)
Taxable investment securities	$201,515	$198,655	$853	$938	1.69%	1.95%
Non-taxable investment securities	313,130	305,108	1,974	1,924	2.52%	2.52%
Mortgage-backed securities	515,813	492,514	2,354	2,622	1.83%	2.13%
Short-term investments and other	432,117	101,958	654	1,084	0.59%	4.06%
Total cash and investments	1,462,575	1,098,235	5,835	6,568	1.59%	2.39%
Loans: (3)
Commercial and industrial	1,032,816	1,101,672	8,314	11,523	3.15%	4.09%
Paycheck Protection Program	373,047	—	2,390	—	2.51%	—%
Commercial real estate	2,652,770	2,518,048	23,546	29,118	3.47%	4.52%
Construction and land	218,211	195,843	2,109	2,410	3.78%	4.82%
Residential	2,809,871	3,016,265	22,089	25,567	3.14%	3.39%
Home equity	84,226	89,068	623	1,121	2.94%	4.99%
Other consumer	111,657	127,987	547	1,297	1.95%	4.02%
Total loans	7,282,598	7,048,883	59,618	71,036	3.23%	3.98%
Total earning assets	8,745,173	8,147,118	65,453	77,604	2.96%	3.76%
LESS: Allowance for loan losses	89,370	75,199
Cash and due from banks (non-interest bearing)	34,761	49,065
Other assets	655,999	544,368
TOTAL AVERAGE ASSETS	$9,346,563	$8,665,352
AVERAGE LIABILITIES, RNCI, AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and NOW	$722,742	$615,730	$197	$275	0.11%	0.18%
Money market	4,070,026	3,378,006	4,790	11,523	0.47%	1.35%
Certificates of deposit	585,729	711,299	1,447	3,689	0.98%	2.06%
Total interest-bearing deposits	5,378,497	4,705,035	6,434	15,487	0.48%	1.31%
Junior subordinated debentures	106,363	106,363	508	1,022	1.87%	3.76%
FHLB borrowings and other	388,412	833,535	687	4,942	0.69%	2.32%
Total interest-bearing liabilities	5,873,272	5,644,933	7,629	21,451	0.52%	1.50%
Non-interest bearing demand deposits	2,321,223	1,953,214
Payables and other liabilities	309,462	258,371
Total average liabilities	8,503,957	7,856,518
Redeemable noncontrolling interests	—	944
Average shareholders’ equity	842,606	807,890
TOTAL AVERAGE LIABILITIES, RNCI, AND SHAREHOLDERS’ EQUITY	$9,346,563	$8,665,352
Net interest income			$57,824	$56,153
Interest rate spread					2.44%	2.26%
NIM					2.61%	2.72%

	Average Balance		Interest Income/Expense		Average Yield/Rate (1)
	As of and for the nine months ended September 30,
AVERAGE BALANCE SHEET:	2020	2019	2020	2019	2020	2019
AVERAGE ASSETS	(In thousands)
Interest-earning assets:
Cash and investments: (2)
Taxable investment securities	$200,346	$223,072	$2,580	$3,244	1.72%	1.94%
Non-taxable investment securities	315,101	305,422	5,977	5,726	2.53%	2.50%
Mortgage-backed securities	514,043	507,338	7,707	8,225	2.00%	2.16%
Short-term investments and other	256,143	104,225	2,307	3,049	1.19%	3.78%
Total cash and investments	1,285,633	1,140,057	18,571	20,244	1.92%	2.36%
Loans: (3)
Commercial and industrial	1,074,159	1,088,027	28,746	33,673	3.51%	4.08%
Paycheck Protection Program	218,175	—	3,963	—	2.41%	—%
Commercial real estate	2,631,461	2,474,804	75,630	87,222	3.78%	4.65%
Construction and land	228,243	203,211	6,932	7,610	3.99%	4.94%
Residential	2,841,023	2,999,480	68,636	76,847	3.22%	3.42%
Home equity	86,186	90,361	2,225	3,388	3.44%	5.01%
Other consumer	122,706	128,879	2,651	4,172	2.88%	4.33%
Total loans	7,201,953	6,984,762	188,783	212,912	3.46%	4.04%
Total earning assets	8,487,586	8,124,819	207,354	233,156	3.23%	3.80%
LESS: Allowance for loan losses	69,929	74,863
Cash and due from banks (non-interest bearing)	41,461	46,906
Other assets	620,313	516,642
TOTAL AVERAGE ASSETS	$9,079,431	$8,613,504
AVERAGE LIABILITIES, RNCI, AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and NOW	$680,962	$658,154	$616	$847	0.12%	0.17%
Money market	3,835,219	3,317,117	19,295	32,072	0.67%	1.29%
Certificates of deposit	641,800	746,453	6,654	11,141	1.38%	2.00%
Total interest-bearing deposits	5,157,981	4,721,724	26,565	44,060	0.69%	1.25%
Junior subordinated debentures	106,363	106,363	2,189	3,223	2.74%	4.05%
FHLB borrowings and other	484,674	801,519	4,581	13,922	1.24%	2.29%
Total interest-bearing liabilities	5,749,018	5,629,606	33,335	61,205	0.77%	1.45%
Non-interest bearing demand deposits	2,194,237	1,949,948
Payables and other liabilities	295,327	243,370
Total average liabilities	8,238,582	7,822,924
Redeemable noncontrolling interests	400	1,642
Average shareholders’ equity	840,449	788,938
TOTAL AVERAGE LIABILITIES, RNCI, AND SHAREHOLDERS’ EQUITY	$9,079,431	$8,613,504
Net interest income			$174,019	$171,951
Interest rate spread					2.46%	2.35%
NIM					2.71%	2.80%
__________________
(1) Annualized.
(2) Investments classified as Available-for-sale and Held-to-maturity are shown in the average balance sheet at amortized cost.
(3) Includes loans held for sale and nonaccrual loans.
Interest and dividend income. Total interest and dividend income for the three months ended September 30, 2020 was $65.5 million, a decrease of $12.2 million, or 16%, compared to the same period in 2019. Total interest and dividend income for the nine months ended September 30, 2020 was $207.4 million, a decrease of $25.8 million, or 11%, compared to the same period in 2019. The decreases were primarily driven by lower yields on loans and investments, partially offset by higher volumes of loans and investments.
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
Interest income on Commercial and industrial loans (including Commercial loans and Commercial tax-exempt loans) for the three months ended September 30, 2020 was $8.3 million, a decrease of $3.2 million, or 28%, compared to the same period in 2019, as a result of a 94 basis point decrease in the average yield and a 6% decrease in the average balance. For the nine months ended September 30, 2020, Commercial and industrial interest income was $28.7 million, a decrease of $4.9 million, or 15%, compared to the same period in 2019, as a result of a 57 basis point decrease in the average yield and a 1% decrease in the average balance. The decreases in the average yield for the three and nine month periods were primarily the result of decreases to the interest rate benchmarks to which the variable rate loans are tied and lower yields on recent loan originations. The decreases in the average balance for the three and nine month periods were related primarily to lower revolving line of credit usage.
Interest income on PPP loans for the three and nine months ended September 30, 2020 was $2.4 million and $4.0 million, respectively. The Company began earning interest income on PPP loans in the second quarter of 2020. Nearly all of the PPP loans originated remain outstanding as of September 30, 2020. Interest income on PPP loans includes interest earned on the loans and the accretion of origination fees over the life of the loans. If a loan is forgiven or otherwise paid off, the remainder of the processing fee will be accreted through net interest income.
Interest income on Commercial real estate loans for the three months ended September 30, 2020 was $23.5 million, a decrease of $5.6 million, or 19%, compared to the same period in 2019, as a result of a 105 basis point decrease in the average yield, partially offset by a 5% increase in the average balance. For the nine months ended September 30, 2020, Commercial real estate interest income was $75.6 million, a decrease of $11.6 million, or 13%, compared to the same period in 2019, as a result of a 87 basis point decrease in the average yield, partially offset by a 6% increase in the average balance. The decreases in the average yield for the three and nine month periods were primarily the result of decreases to the interest rate benchmarks to which the variable rate loans are tied and lower yields on recent loan originations. The increases in the average balance for the three and nine month periods were related primarily to the addition of approximately $80.0 million of loans under the commercial real estate second loan program as part of relief measures provided to clients as a result of the COVID-19 pandemic.
Interest income on Construction and land loans for the three months ended September 30, 2020 was $2.1 million, a decrease of $0.3 million, or 12%, compared to the same period in 2019, as a result of a 104 basis point decrease in the average yield, partially offset by an 11% increase in the average balance. For the nine months ended September 30, 2020, Construction and land interest income was $6.9 million, a decrease of $0.7 million, or 9%, compared to the same period in 2019, as a result of a 95 basis point decrease in the average yield, partially offset by a 12% increase in the average balance. The overall yields on Construction and land loans fluctuate due to the short-term nature of the loans and the related impact of draws and payoffs. Due to the relatively low balances in Construction and land loans, a large drawdown or paydown can result in a significant change in the overall yield depending on the interest rate of the particular loans that caused the balance changes. The decreases in the average yield for the three and nine month periods were primarily the result of decreases to the interest rate benchmarks to which the variable rate loans are tied. The increases in the average balance for the three and nine month periods were related primarily to line drawdowns, primarily in Southern California.
Interest income on Residential mortgage loans for the three months ended September 30, 2020 was $22.1 million, a decrease of $3.5 million, or 14%, from the same period in 2019, as a result of a 25 basis point decrease in the average yield and a 7% decrease in the average balance. For the nine months ended September 30, 2020, Residential mortgage interest income was $68.6 million, a decrease of $8.2 million, or 11%, compared to the same period in 2019, as a result of a 20 basis point decrease in the average yield and a 5% decrease in the average balance. The decreases in the average yield for the three and nine month periods were primarily the result of decreases to the interest rate benchmarks to which the variable rate loans are tied and lower yields on recent loan originations. The decrease in the average balance for the three month period was primarily driven by the sale of approximately $72.0 million of residential loans in the third quarter of 2020. The decrease in the average balance for the nine month period was primarily driven by the sale of approximately $190.7 million of Residential loans in the third and fourth quarters of 2019, and the sale of approximately $72.0 million of Residential loans in the third quarter of 2020.
Interest income on Home equity loans for the three months ended September 30, 2020 was $0.6 million, a decrease of $0.5 million, or 44%, compared to the same period in 2019, as a result of a 205 basis point decrease in the average yield and a 5% decrease in the average balance. For the nine months ended September 30, 2020, Home equity interest income was $2.2 million, a decrease of $1.2 million, or 34%, compared to the same period in 2019, as a result of a 157 basis point decrease in the average yield and a 5% decrease in the average balance. The decreases in the average yield for the three and nine month periods were primarily the result of decreases to the interest rate benchmarks to which the variable rate loans are tied. The decreases in the average balance for the three and nine month periods were primarily driven by reduced demand as a result of economic uncertainty related to the COVID-19 pandemic.
Interest income on Other consumer loans for the three months ended September 30, 2020 was $0.5 million, a decrease of $0.8 million, or 58%, compared to the same period in 2019, as a result of a 207 basis point decrease in the average yield and a 13% decrease in the average balance. For the nine months ended September 30, 2020, Other consumer interest income was $2.7 million, a decrease of $1.5 million, or 36%, compared to the same period in 2019, as a result of a 145 basis point decrease in the average yield and a 5% decrease in the average balance. The decreases in the average yield for the three and nine month periods were primarily the result of decreases to the interest rate benchmarks to which the variable rate loans are tied. The decreases in the average balances for the three and nine month periods were primarily driven by strategic decisions to slow new consumer loan growth.
Investment income for the three months ended September 30, 2020 was $5.8 million, a decrease of $0.7 million, or 11%, compared to the same period in 2019, as a result of an 80 basis point decrease in the average yield, partially offset by a 33% increase in the average balance. For the nine months ended September 30, 2020, investment income was $18.6 million, a decrease of $1.7 million, or 8%, compared to the same period in 2019, as a result of a 44 basis point decrease in the average yield, partially offset by a 13% increase in the average balance. The decreases in the average yield for the three and nine month periods were primarily due to the lower interest rate environment. The increases in the average balance for the three and nine month periods were primarily due to investing the additional cash from higher deposit balances.
Interest expense. Total interest expense for the three months ended September 30, 2020 was $7.6 million, a decrease of $13.8 million, or 64%, compared to the same period in 2019. For the nine months ended September 30, 2020, total interest expense was $33.3 million, a decrease of $27.9 million, or 46%, compared to the same period in 2019. The decreases in interest expense for the three and nine months periods were primarily driven by the impact of lower rates on interest-bearing deposits and borrowings and decreases in the average volume of borrowings due to higher deposits, partially offset by increases in the volume of interest-bearing deposits.
Interest expense on interest-bearing deposits for the three months ended September 30, 2020 was $6.4 million, a decrease of $9.1 million, or 58%, compared to the same period in 2019, as a result of an 83 basis point decrease in the average rate, partially offset by a 14% increase in the average balance. For the nine months ended September 30, 2020, interest expense on interest-bearing deposits was $26.6 million, a decrease of $17.5 million, or 40%, compared to the same period in 2019, as a result of a 56 basis point decrease in the average rate, partially offset by a 9% increase in the average balance. The decreases in the average rate paid on deposits for the three and nine month periods were driven primarily by wholesale reductions in rates paid for deposit accounts given decreases in interest rates. The increases in the average balance for interest-bearing deposits was primarily driven by increases in deposit products in all regions in which the Bank operates as clients hold additional cash deposit balances given the economic uncertainty surrounding the COVID-19 pandemic.
Interest expense paid on non-deposit interest-bearing liabilities for the three months ended September 30, 2020 was $1.2 million, a decrease of $4.8 million, or 80%, compared to the same period in 2019, as a result of a 163 basis point decrease in the average rate paid on FHLB borrowings and other borrowings, a 53% decrease in the average balance of FHLB borrowings and other borrowings, and a 189 basis point decrease in the average rate on junior subordinated debentures. For the nine months ended September 30, 2020, interest paid on non-deposit interest-bearing liabilities was $6.8 million, a decrease of $10.4 million, or 61%, compared to the same period in 2019, as a result of a 105 basis point decrease in the average rate paid on FHLB borrowings and other borrowings, a 40% decrease in the average balance of FHLB borrowings and other borrowings, and a 131 basis point decrease in the average rate on junior subordinated debentures. The decreases in the average rates paid were primarily driven by the decreases in benchmark interest rates to which the instruments are tied. The decreases in the average balance for non-deposit interest-bearing liabilities were primarily driven by increases in deposits reducing the need for higher-cost borrowings.
Provision/(credit) for loan losses. The Company recorded a provision credit of $4.6 million for the three months ended September 30, 2020, compared to a provision for loan losses of $0.2 million for the same period in 2019. The decrease in the Allowance for loan losses for the three months ended September 30, 2020 was primarily driven by the latest current reasonable and supportable economic forecasts, which indicated a modest improvement from the prior quarter, as well as the net impact of the change in the composition and volume of the loan portfolio. These improvements were partially offset by the net impact in the changes of the qualitative factors, and a change in the weighting of the forecast scenarios used to account for risks and assumptions not incorporated in the forecasts, including consideration for the significant uncertainty related to the duration and severity of economic impacts from the COVID-19 pandemic.
For the nine months ended September 30, 2020, the Company recorded a provision for loan losses of $35.0 million, compared to a provision for loan losses of $0.1 million for the same period in 2019. The increase in Allowance for loan losses for the nine months ended September 30, 2020 was primarily driven by the change in allowance methodology from the incurred loss model to the current expected credit loss model, as well as the current reasonable and supportable economic forecast deterioration as a result of the COVID-19 pandemic, and the net change in qualitative factors to account for risks and assumptions related to our loan portfolio not incorporated in the forecasts. Under the CECL methodology, the provision for loan losses required may be significantly affected by reasonable and supportable economic forecasts.
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
Fees and other income

	Three months ended September 30,		$ Change	% Change	Nine months ended September 30,		$ Change	% Change
	2020	2019			2020	2019
	(In thousands, except percentages)
Wealth management and trust fees	$18,240	$19,067	$(827)	(4)%	$53,872	$57,037	$(3,165)	(6)%
Investment management fees	1,393	2,496	(1,103)	(44)%	5,088	7,601	(2,513)	(33)%
Other banking fee income	1,320	2,658	(1,338)	(50)%	6,205	8,024	(1,819)	(23)%
Gain on sale of loans, net	1,006	934	72	8	1,310	1,065	245	23%
Total core fees and income	21,959	25,155	(3,196)	(13)%	66,475	73,727	(7,252)	(10)%
Total other income	1,086	(29)	1,115	nm	753	1,027	(274)	(27)%
Total fees and other income	$23,045	$25,126	$(2,081)	(8)%	$67,228	$74,754	$(7,526)	(10)%
_____________________
nm = not meaningful
Total fees and other income for the three months ended September 30, 2020 decreased $2.1 million, or 8%, compared to the same period in 2019, driven by lower Other banking fee income, Investment management fees, and Wealth Management and trust fees, partially offset by higher Total other income. The decrease in Other banking fee income was driven primarily by lower bank-owned life insurance revenue and lower swap fee income due to slowing originations. The decrease in Wealth management and trust fees was driven by the impact of lower equity market values on AUM as of fee billing dates. The decrease in Investment management fees was driven primarily by negative net flows at DGHM during the third quarter of 2020, driven by poor historical performance and a change in senior leadership at DGHM. The increase in Total other income in the third quarter of 2020 was driven primarily by a gain related to the revaluation of a revenue sharing agreement from the divestiture of Bingham, Osborn & Scarborough, LLC (“BOS”).
Total fees and other income for the nine months ended September 30, 2020 decreased $7.5 million, or 10%, compared to the same period in 2019, driven by lower Wealth management and trust fees, Investment management fees, and Other baking fee income. The decreases in Wealth management and trust fees and Investment management fees were driven by the impact of lower equity market values on AUM as of fee billing dates and negative net flows at DGHM. Total AUM managed or advised by the Company remained flat at $16.3 billion at September 30, 2020, compared to September 30, 2019. The decrease in Other banking fee income for the nine months ended September 30, 2020 was driven primarily by lower swap fee income as a result of slowing originations in 2020.

Operating expense

	Three months ended September 30,		$ Change	% Change	Nine months ended September 30,		$ Change	% Change
	2020	2019			2020	2019
	(In thousands, except percentages)
Salaries and employee benefits	$34,671	$31,684	$2,987	9%	$103,704	$100,116	$3,588	4%
Occupancy and equipment	8,150	8,260	(110)	(1)%	23,356	24,460	(1,104)	(5)%
Information systems	7,096	5,169	1,927	37%	20,934	16,166	4,768	29%
Professional services	4,025	4,435	(410)	(9)%	11,072	11,308	(236)	(2)%
Marketing and business development	935	1,403	(468)	(33)%	5,138	4,422	716	16%
Amortization of intangibles	714	671	43	6%	2,131	2,015	116	6%
FDIC insurance	960	59	901	nm	1,727	1,304	423	32%
Restructuring	—	—	—	nm	—	1,646	(1,646)	(100)%
Other	4,386	3,856	530	14%	15,236	10,312	4,924	48%
Total operating expense	$60,937	$55,537	$5,400	10%	$183,298	$171,749	$11,549	7%
_____________________
nm = not meaningful
Total operating expense for the three months ended September 30, 2020 increased $5.4 million, or 10%, to $60.9 million, compared to the same period in 2019, primarily due to increases in Salaries and employee benefits expense, Information systems expense, and FDIC insurance expense. Total operating expense for the nine months ended September 30, 2020 increased $11.5 million, or 7%, compared to the same period in 2019, primarily due to increases in Other expense, Information systems expense, and Salaries and employee benefits expense, partially offset by decreases in Restructuring expense and Occupancy and equipment expense.
•Salaries and employee benefits expense increased $3.0 million, or 9%, and $3.6 million, or 4%, for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The increases were primarily driven by increases in salaries and variable/incentive compensation due to new hires as part of strategic objectives.
•Occupancy and equipment expense decreased $0.1 million, or 1%, and $1.1 million, or 5%, for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The decreases were primarily driven by decreases in amortization expense on right of use assets and depreciation expense on leasehold improvements due to lease expirations that were not renewed in 2020.
•Information systems expense increased $1.9 million, or 37%, and $4.8 million, or 29%, for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The increases were primarily driven by information technology initiatives placed into service during late 2019 and 2020, and an increase in costs related to building out remote working capabilities in 2020 due to the COVID-19 pandemic.
•FDIC insurance increased $0.9 million and $0.4 million, or 32%, for the three and nine months ended September 30, 2020, compared to the same period in 2019. The increase was driven by an FDIC insurance assessment credit received in the third quarter of 2019, as the FDIC's Deposit Insurance Fund reserve ratio exceeded the target level. The credit was utilized in full by the first quarter of 2020 and the Bank has resumed paying FDIC insurance.
•Restructuring expense decreased for the nine months ended September 30, 2020, compared to the same period of 2019. In the first quarter of 2019, there was a restructuring expense of $1.6 million related to executive departures.
•Other expense increased $0.5 million, or 14%, and $4.9 million, or 48%, for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The increases were primarily driven by increases to the reserve for unfunded loan commitments of $1.8 million and $6.5 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The change in the reserve was driven by differences in the CECL model as compared to the incurred loss model and an increase in the reserve ratios as a result of the current reasonable and supportable economic forecasts due to the COVID-19 pandemic as well as an increase in the balance of loan commitments. The change in the reserve was partially offset by decreases in non-service pension expense and other miscellaneous expense.
Income tax expense. Income tax expense for the nine months ended September 30, 2020 was $2.8 million, compared to $15.8 million for the same period in 2019. The effective tax rate for the nine months ended September 30, 2020 was 12.0%, compared to an effective tax rate of 21.1% for the same period of 2019. The effective tax rate for the nine months ended September 30, 2020 is less than the effective tax rate for the same period in 2019 due primarily to the lower level of income in 2020 as compared to 2019. Earnings from tax-exempt investments have a larger proportionate impact on the lower level of income in 2020 as compared to 2019. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 9: Income Taxes” for further detail.

Financial Condition
Condensed Consolidated Balance Sheets and discussion

	September 30, 2020	December 31, 2019	Increase/ (decrease)	% Change
	(In thousands, except percentages)
Assets:
Total cash and investments	$1,665,626	$1,376,863	$288,763	21%
Loans held for sale	15,074	7,386	7,688	nm
Total loans	7,222,569	6,976,704	245,865	4%
Less: Allowance for loan losses	84,551	71,982	12,569	17%
Net loans	7,138,018	6,904,722	233,296	3%
Goodwill and intangible assets, net	66,505	67,959	(1,454)	(2)%
Right-of-use assets	94,879	102,075	(7,196)	(7)%
Total other assets	451,203	371,496	79,707	21%
Total assets	$9,431,305	$8,830,501	$600,804	7%
Liabilities and Equity:
Deposits	$7,827,719	$7,241,476	$586,243	8%
Total borrowings	445,143	510,590	(65,447)	(13)%
Lease liabilities	108,932	117,214	(8,282)	(7)%
Total other liabilities	203,342	140,820	62,522	44%
Total liabilities	8,585,136	8,010,100	575,036	7%
Redeemable noncontrolling interests (“RNCI”)	—	1,383	(1,383)	(100)%
Total shareholders’ equity	846,169	819,018	27,151	3%
Total liabilities, RNCI and shareholders’ equity	$9,431,305	$8,830,501	$600,804	7%
_____________________
nm = not meaningful
Total assets. Total assets increased $600.8 million, or 7%, to $9.4 billion at September 30, 2020 from $8.8 billion at December 31, 2019, primarily driven by increases in Total cash and investments and Net loans.
Total cash and investments. Total cash and investments (consisting of Cash and cash equivalents, Investment securities available-for-sale, Investment securities Held-to-maturity, Equity securities at fair value, and Stock in the Federal Home Loan Bank and Federal Reserve Bank) increased $288.8 million, or 21%, from December 31, 2019. The increase was primarily driven by increases of $253.8 million in Cash and cash equivalents and $47.1 million in Investment securities available-for-sale and Equity securities at fair value. The increase in Cash and cash equivalents was primarily driven by an increase in deposits as clients maintained additional cash liquidity. Total cash and investments represent 18% of Total assets at September 30, 2020 and 16% of Total assets at December 31, 2019.
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
Investment maturities, redemptions, principal payments, and sales of securities, if any, net of purchases (includes Investment securities available-for-sale, Investment securities Held-to-maturity and Equity securities at fair value), used $11.9 million of cash during the nine months ended September 30, 2020, compared to cash proceeds of $102.2 million in the same period in 2019. The timing of sales and reinvestments is based on various factors, including management’s evaluation of interest rate trends, credit risk, and the Company’s liquidity. The Company’s available-for-sale investment portfolio carried a total of $43.9 million of unrealized gains and $0.3 million of unrealized losses at September 30, 2020, compared to $15.0 million of unrealized gains and $3.6 million of unrealized losses at December 31, 2019. The increase in the total net unrealized gains was primarily driven by the decline in interest rate.
No impairment losses were recognized through earnings related to investment securities during the nine months ended September 30, 2020 and 2019. The Company does not consider these investments to be credit impaired as the decline in fair value on investments is primarily attributed to changes in interest rates and not due to credit quality or other risk factors.
Additionally, at September 30, 2020 and December 31, 2019, the Company held $38.6 million and $48.2 million, respectively, of Investment securities Held-to-maturity at amortized cost. All of the Held-to-maturity securities held at September 30, 2020 were mortgage-backed securities guaranteed by the U.S. government, U.S. government agencies, or government-sponsored entities. Given the recent strong deposits and excess cash balances, the Company may consider building additional on-balance sheet liquidity and earning a better yield by investing in additional investment securities.
See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 4: Investments” for further details of the Company’s investment securities.
Loans held for sale. Loans held for sale at September 30, 2020 increased $7.7 million, or 104%, to $15.1 million from the balance at December 31, 2019. The balance of Loans held for sale usually relates to the timing and volume of residential loans originated for sale and the ultimate sale transaction, which is typically executed within a short time following the loan origination. From time to time, the Company may also sell loans that have been held in the loan portfolio. The sale of such loans may improve the Bank’s liquidity and capital position or may provide the Bank additional flexibility for more profitable and strategic future lending opportunities.
Goodwill and intangible assets, net. Goodwill and intangible assets, net at September 30, 2020 decreased $1.5 million, or 2%, to $66.5 million from the balance at December 31, 2019, due to Amortization of intangibles, partially offset by the addition of servicing rights of $0.7 million. There was no change to Goodwill during the nine months ended September 30, 2020.
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
Management performed its annual goodwill and indefinite-lived intangible asset impairment testing during the fourth quarter of 2019. The estimated fair value of Boston Private Wealth exceeded its carrying value. Management will perform the annual goodwill and indefinite-lived intangible asset impairment testing for this year in the fourth quarter of 2020. Management determined that there was not a trigger event from the economic conditions related to the COVID-19 pandemic or any other factors, and will continually monitor for triggering events that would warrant testing.
Right-of-use assets. Right-of-use ("ROU") assets at September 30, 2020 decreased $7.2 million, or 7%, to $94.9 million compared to the balance at December 31, 2019 due to amortization of ROU assets, lease expirations that were not renewed, and lease modifications, partially offset by the addition of real estate leases and equipment leases during the nine months ended September 30, 2020. Upon adoption of the lease accounting standard, ASU 2016-02, the Company recognized $108.5 million of ROU assets on the face of the Consolidated Balance Sheets as of January 1, 2019. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 14: Lease Accounting” for further details.
Total other assets. Total other assets, as presented in the table above, consist of the following line items from the Consolidated Balance Sheets: Premises and equipment, net; Fees receivable; Accrued interest receivable; Deferred income taxes, net; and Other assets. Total other assets at September 30, 2020 increased $79.7 million, or 21%, to $451.2 million from the balance at December 31, 2019. These changes resulted from the following factors:
•Other assets, which consist primarily of bank-owned life insurance, investment in partnerships, prepaid expenses, interest rate derivatives, and other receivables increased $83.5 million, or 29%, to $370.9 million at September 30, 2020 from $287.3 million at December 31, 2019. The increase was primarily driven by an increase in the market value of derivative assets.
•Deferred income taxes, net, decreased $3.1 million, or 28%, to $8.3 million at September 30, 2020 from $11.4 million at December 31, 2019. The decrease was due to the current year tax effect of other comprehensive income of $9.1 million and the tax effect of the adoption of ASU 2016-13 of $5.5 million, partially offset by the deferred tax benefit of $11.5 million primarily related to the additional allowance for loan losses.
Deposits. Deposits at September 30, 2020 increased $586.2 million, or 8%, compared to the balance at December 31, 2019. The increase in deposits was primarily due to an increase in demand deposits driven by clients maintaining additional cash liquidity, as well as deposits related to the funding of PPP loans in the second quarter of 2020 that have not yet been utilized. Average total deposits for the three months ended September 30, 2020 increased 16% from the same period in 2019 as shown in the average balance sheet driven by the same factors. For further details, see “Results of Operations” above.
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

The following table presents the composition of the Company’s deposits at September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Balance	as a % of total	Balance	as a % of total
	(In thousands, except percentages)
Demand deposits (non-interest bearing)	$2,346,126	30%	$1,971,013	27%
NOW (1)	680,052	9%	578,527	8%
Savings	76,745	1%	67,673	1%
Money market (1)	4,187,657	53%	3,969,330	55%
Certificates of deposit less than $100,000 (1)	76,427	1%	145,226	2%
Certificates of deposit $100,000 to $250,000	106,305	1%	94,095	1%
Certificates of deposit more than $250,000	354,407	5%	415,612	6%
Total deposits	$7,827,719	100%	$7,241,476	100%
_____________________
(1) Includes brokered deposits of $295.0 million and $258.7 million at September 30, 2020 and December 31, 2019, respectively. Funds in the sweep deposit program between the Bank and Boston Private Wealth are not considered brokered deposits.
Total borrowings. Total borrowings (consisting of Securities sold under agreements to repurchase, FHLB borrowings, and Junior subordinated debentures) at September 30, 2020 decreased $65.4 million, or 13%, compared to the balance at December 31, 2019, driven by decreases in FHLB borrowings and repurchase agreements.
•FHLB borrowings decreased $54.6 million, or 16%, to $296.2 million at September 30, 2020 from $350.8 million at December 31, 2019. The decrease was primarily due to the increase in client deposits, which resulted in a reduced need for high cost borrowings. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth and to manage interest rate risk, but can also be used as an additional source of liquidity for the Bank.
•Repurchase agreements decreased $10.9 million, or 20%, to $42.5 million at September 30, 2020 from $53.4 million at December 31, 2019. Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature.
Lease liabilities. Lease liabilities decreased $8.3 million, or 7%, to $108.9 million at September 30, 2020 compared to the balance at December 31, 2019 due to lease payments, lease expirations that were not renewed, and lease modifications, partially offset by the addition of new or renewed real estate leases and new equipment leases during the nine months ended September 30, 2020. Upon adoption of the lease accounting standard discussed above, the Company recognized $124.1 million of lease liabilities on the face of the Consolidated Balance Sheet as of January 1, 2019. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 14: Lease Accounting” for further details of the Company’s leases.
Total other liabilities. Total other liabilities, which consist primarily of accrued interest, accrued employee benefits, interest rate derivatives, the unfunded portion of partnership investment commitments, and other accrued expenses, increased $62.5 million, or 44%, to $203.3 million at September 30, 2020, compared to the balance at December 31, 2019. The increase was primarily driven by increases in the market value adjustment on derivative liabilities and the reserve for unfunded loan commitments in 2020.

Loan Portfolio and Credit Quality
Total loans. Total loans increased $245.9 million, or 4%, to $7.2 billion, or 77% of total assets, as of September 30, 2020, from $7.0 billion, or 79% of total assets, as of December 31, 2019. The following table presents a summary of the loan portfolio based on the portfolio segment and changes in balances as of the dates indicated:

	September 30, 2020	December 31, 2019	$ Change	% Change
	(In thousands)
Commercial and industrial	$583,145	$694,034	$(110,889)	(16)%
Paycheck Protection Program	371,496	—	371,496	n/a
Commercial tax-exempt	472,342	447,927	24,415	5%
Commercial real estate	2,659,890	2,551,274	108,616	4%
Construction and land	211,697	225,983	(14,286)	(6)%
Residential	2,729,164	2,839,155	(109,991)	(4)%
Home equity	81,797	83,657	(1,860)	(2)%
Consumer and other	113,038	134,674	(21,636)	(16)%
Total loans	$7,222,569	$6,976,704	$245,865	4%
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
The Bank’s commercial real estate loan portfolio, the largest portfolio segment after residential, includes loans secured by the following types of collateral as of the dates indicated:

	September 30, 2020	December 31, 2019
	(In thousands)
Multifamily and residential investment	$920,688	$899,583
Retail	594,649	631,796
Office and medical	549,922	487,133
Manufacturing, industrial, and warehouse	253,479	223,913
Hospitality	171,624	145,195
Other	169,528	163,654
Total commercial real estate loans	$2,659,890	$2,551,274

Geographic concentration. The following tables present the Company’s outstanding loan balance concentrations as of the dates indicated based on the location of the regional offices to which they are attributed.

	As of September 30, 2020
	New England		Northern California		Southern California		Total
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands, except percentages)
Commercial and industrial	$437,268	6%	$56,929	1%	$88,948	1%	$583,145	8%
Paycheck Protection Program	194,652	3%	119,590	1%	57,254	1%	371,496	5%
Commercial tax-exempt	312,948	4%	148,723	2%	10,671	—%	472,342	6%
Commercial real estate	1,085,875	15%	844,123	12%	729,892	10%	2,659,890	37%
Construction and land	124,539	2%	26,533	—%	60,625	1%	211,697	3%
Residential	1,390,309	19%	543,875	8%	794,980	11%	2,729,164	38%
Home equity	53,926	1%	18,748	—%	9,123	—%	81,797	1%
Consumer and other	70,229	1%	5,035	—%	37,774	1%	113,038	2%
Total loans (1)	$3,669,746	51%	$1,763,556	24%	$1,789,267	25%	$7,222,569	100%

	As of December 31, 2019
	New England		Northern California		Southern California		Total
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands, except percentages)
Commercial and industrial	$558,701	8%	$46,330	1%	$89,003	1%	$694,034	10%
Commercial tax-exempt	338,737	5%	98,266	1%	10,924	—%	447,927	6%
Commercial real estate	1,027,133	15%	769,777	11%	754,364	11%	2,551,274	37%
Construction and land	152,100	2%	31,484	—%	42,399	1%	225,983	3%
Residential	1,540,592	22%	558,307	8%	740,256	11%	2,839,155	41%
Home equity	55,226	1%	17,357	—%	11,074	—%	83,657	1%
Consumer and other	104,258	2%	11,265	—%	19,151	—%	134,674	2%
Total loans (1)	$3,776,747	55%	$1,532,786	21%	$1,667,171	24%	$6,976,704	100%
________________________
(1)Regional percentage totals may not foot due to rounding.
Allowance for loan losses. The Allowance for loan losses is reported as a reduction of outstanding loan balances and totaled $84.6 million and $72.0 million as of September 30, 2020 and December 31, 2019, respectively.
The Allowance for loan losses increased $12.6 million to $84.6 million, or 1.17% of total loans, as of September 30, 2020 from $72.0 million, or 1.03% of total loans, as of December 31, 2019. The increase in Allowance for loan losses for the nine months ended September 30, 2020 was primarily driven by the change in allowance methodology from the incurred loss model to the current expected credit loss model, as well as the current reasonable and supportable economic forecast deterioration as a result of the COVID-19 pandemic, and the net change in qualitative factors to account for risks and assumptions related to our loan portfolio not incorporated in the forecasts.
The Company recognized a Provision credit of $4.6 million during the three months ended September 30, 2020. The decrease in the Allowance for loan losses for the three months ended September 30, 2020 was primarily driven by the latest current reasonable and supportable economic forecasts, which indicated a modest improvement from the prior quarter, as well as the net impact of the change in the composition and volume of the loan portfolio. These improvements were partially offset by the net impact in the changes of the qualitative factors, and a change in the weighting of the forecast scenarios used to account for risks and assumptions not incorporated in the forecasts, including consideration for the significant uncertainty related to the duration and severity of economic impacts from the COVID-19 pandemic.
The decrease in the Allowance for loan losses of $20.4 million on adoption of ASU 2016-13 was driven primarily by the portfolio composition including the short-term nature of Commercial real estate loans, estimated prepayments, a change to the loan portfolio segmentation in which Commercial and industrial and Commercial tax-exempt loans were bifurcated given the different underlying risk characteristics, and the economic projections at the time of adoption. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 7: Allowance for Loan Losses” for an analysis of the Company’s allowance for loan losses.

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

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands)
Net loans (charged-off)/recovered:
New England	$(111)	$275	$(89)	$528
Northern California	—	6	125	44
Southern California	(93)	(156)	(2,079)	(629)
Total net loans (charged-off)/recovered	$(204)	$125	$(2,043)	$(57)
There were $0.2 million in net charge-offs recorded in the third quarter of 2020 compared to $0.1 million of net recoveries for the same period of 2019.
Nonperforming assets. The Company’s nonperforming assets include nonaccrual loans and OREO, if any. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of deeds in lieu of foreclosure. As of September 30, 2020, nonperforming assets totaled $41.3 million, or 0.44% of total assets, an increase of $25.2 million, or 156%, compared to $16.1 million, or 0.18% of total assets, as of December 31, 2019. The increase was primarily driven by one Commercial and industrial relationship in Northern California that is well-collateralized. This loan was paid off in October 2020 with no related loss.
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest in accordance with the contractual terms of the loan agreement is in doubt. Despite a loan having a current payment status, if the Bank has reason to believe it may not collect all principal and interest on the loan in accordance with the related contractual terms, the Bank will generally discontinue the accrual of interest income and will apply any future interest payments received to principal. Of the $41.3 million of loans on nonaccrual status as of September 30, 2020, $26.5 million, or 64%, had a current payment status, $4.1 million, or 10%, were 30-89 days past due, and $10.7 million, or 26%, were 90 days or more past due. Of the $16.1 million of loans on nonaccrual status as of December 31, 2019, $9.8 million, or 61%, had a current payment status, $1.2 million, or 7%, were 30-89 days past due, and $5.1 million, or 32%, were 90 days or more past due.
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
Delinquencies. The past due status of a loan is determined in accordance with its contractual repayment terms. All loan types are reported past due when one scheduled payment is due and unpaid for 30 days or more. Loans 30-89 days past due decreased $20.3 million, or 78%, to $5.6 million as of September 30, 2020 from $25.9 million as of December 31, 2019. The decrease in loans 30-89 days past due is primarily due to September having 30 calendar days and December having 31 calendar days. The number of days in the calendar quarter can impact this metric and is not necessarily indicative of an underlying credit quality issue. Loan delinquencies can be attributed to many factors, such as continuing weakness in, or deteriorating, economic conditions in the region in which the collateral is located, the loss of a tenant or lower lease rates for commercial borrowers, or the loss of income for consumers and the resulting liquidity impacts on the borrowers. The economic conditions created by the COVID-19 pandemic represent an example of an event that could cause an increase in delinquencies in future quarters. The Bank has instituted programs such as deferment programs, forbearance programs, and the commercial real estate second mortgage program to help borrowers who have been impacted by the COVID-19 pandemic. Further deterioration in the credit condition of these delinquent loans could lead to the loans going to nonaccrual status and/or being downgraded. Downgrades would generally result in additional charge-offs or provisions for loan losses. Past due loans may be included with accruing substandard loans.
In certain instances, although very infrequently, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans 90 days or more past due, but still accruing, as of both September 30, 2020 and December 31, 2019.

Impaired loans. Impaired loans individually evaluated for impairment in the Allowance for loan losses totaled $42.6 million as of September 30, 2020, an increase of $23.4 million, or 122%, compared to $19.2 million as of December 31, 2019, primarily driven by the downgrade of one Commercial and industrial relationship in Northern California that is well-collateralized. This loan was paid off in October 2020 with no related loss. As of September 30, 2020, $0.9 million of the individually evaluated impaired loans had $0.2 million in specific reserve allocations. The remaining $41.7 million of individually evaluated impaired loans did not have specific reserve allocations due to the adequacy of collateral, prior charge-offs taken, interest collected and applied to principal, or a combination of these items. As of December 31, 2019, $1.1 million of individually evaluated impaired loans had $0.2 million in specific reserve allocations, and the remaining $18.1 million of individually evaluated impaired loans did not have specific reserve allocations.
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. As of September 30, 2020 and December 31, 2019, TDRs totaled $14.5 million and $12.6 million, respectively. As of September 30, 2020, $7.8 million of the $14.5 million in TDRs were on accrual status. As of December 31, 2019, $7.1 million of the $12.6 million in TDRs were on accrual status.
In response to the COVID-19 pandemic, the Bank initiated a mortgage deferment program under which principal and interest payments on qualifying loans are generally deferred for initially three months and the loan term is extended three months; if requested, the loan may be deferred for a subsequent three months. Loans that are deferred under the program are not considered TDRs or past due based on current regulatory guidance. In total, approximately 350 residential and home equity loans totaling approximately $220.0 million were processed under the program. As of September 30, 2020, deferrals for approximately 200 loans totaling approximately $120.0 million have expired with the loans returning to payment, while approximately 140 loans totaling approximately $100.0 million remain in deferral under the program. Of the loans that came off deferral, less than 10 loans totaling less than $1.0 million are delinquent on payment terms.
Additionally, in response to the COVID-19 pandemic, the Bank initiated a program where it offered qualified commercial and industrial borrowers principal payment deferrals for six months, with the deferred principal added to the last payment. In total, approximately 90 commercial and industrial loans totaling approximately $125.0 million were processed under the program. As of September 30, 2020, deferrals for approximately 60 loans totaling approximately $75.0 million have expired with the loans returning to payment, while approximately 30 loans totaling approximately $50.0 million remain in deferral under the program. Of the loans that came off deferral, no loans are delinquent on payment terms.
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
As of September 30, 2020, the Bank has identified $81.8 million in potential problem loans, an increase of $23.9 million, or 41%, compared to $57.9 million as of December 31, 2019. The increase in potential problem loans during the first nine months of 2020 was driven by one Commercial real estate borrowing relationship in the New England region of $22.9 million. Numerous factors impact the level of potential problem loans, including economic conditions and real estate values. These factors affect the borrower’s liquidity and, in some cases, the borrower’s ability to comply with loan covenants, such as debt service coverage. For instance, when there is a loss of a major tenant in a commercial real estate building, the appraised value of the building generally declines. Loans may be downgraded when this occurs as a result of the additional risk to the borrower in obtaining a new tenant in a timely manner and negotiating a lease with similar or better terms than the previous tenant. In many cases, these loans are still current and paying as agreed, although future performance may be impacted.

The following table presents a roll-forward of nonaccrual loans for the three and nine months ended September 30, 2020 and 2019:

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2020	2019	2020	2019
	(In thousands)
Nonaccrual loans, beginning of period	$25,604	$17,155	$16,103	$14,057
Transfers in to nonaccrual status	17,096	2,830	34,469	9,088
Transfers out to accrual status	(980)	(642)	(6,215)	(846)
Charge-offs (1)	(245)	(185)	(2,319)	(944)
Paid off/paid down	(212)	(1,593)	(775)	(3,790)
Nonaccrual loans, end of period	$41,263	$17,565	$41,263	$17,565
___________________
(1) During the second quarter of 2020, one nonaccrual loan was charged-off and transferred to OREO with a value of zero. As of September 30, 2020 it represents the only asset in OREO.
The following table presents a summary of credit quality by geography, based on the location of the regional offices:

	September 30, 2020	December 31, 2019
	(In thousands)
Nonaccrual loans:
New England	$11,807	$9,764
Northern California	25,133	319
Southern California	4,323	6,020
Total nonaccrual loans	$41,263	$16,103
Loans 30-89 days past due and accruing:
New England	$1,926	$20,507
Northern California	1,535	2,593
Southern California	2,174	2,845
Total loans 30-89 days past due	$5,635	$25,945
Accruing classified loans: (1)
New England	$74,682	$20,428
Northern California	4,589	24,946
Southern California	2,556	12,548
Total accruing classified loans	$81,827	$57,922
___________________
(1) Accruing Classified may include both Substandard and Doubtful classifications.
The following table presents a summary of credit quality by loan type. The loan type assigned to the credit quality data is based on the purpose of the loan.

	September 30, 2020	December 31, 2019
	(In thousands)
Nonaccrual loans:
Commercial and industrial	$15,418	$582
Paycheck Protection Program	—	—
Commercial tax-exempt	3,929	—
Commercial real estate	5,261	—
Construction and land	—	—
Residential	16,216	13,993
Home equity	438	1,525
Consumer and other	1	3
Total nonaccrual loans	$41,263	$16,103
Loans 30-89 days past due and accruing:
Commercial and industrial	$2,056	$828
Paycheck Protection Program	—	—
Commercial tax-exempt	—	—

Commercial real estate	2,223	1,420
Construction and land	—	—
Residential	320	20,171
Home equity	1,036	369
Consumer and other	—	3,157
Total loans 30-89 days past due	$5,635	$25,945
Accruing classified loans: (1)
Commercial and industrial	$26,751	$24,987
Paycheck Protection Program	—	—
Commercial tax-exempt	4,503	4,052
Commercial real estate	45,317	23,558
Construction and land	—	—
Residential	4,215	4,253
Home equity	1,041	1,072
Consumer and other	—	—
Total accruing classified loans	$81,827	$57,922
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
The following table presents certain liquidity measurements as of the dates indicated:

	September 30, 2020	December 31, 2019	$ Change	% Change
	(In thousands, except percentages)
Cash and cash equivalents	$546,263	$292,479	$253,784	87%
Investment securities available-for-sale	1,011,327	978,284	33,043	3%
Equity securities at fair value	32,818	18,810	14,008	74%
Less: Securities pledged against current borrowings and derivatives	(102,297)	(88,444)	(13,853)	(16)%
Cash and investments	$1,488,111	$1,201,129	$286,982	24%
As a percent of assets	16%	14%

Access to additional FHLB borrowings	1,337,727	1,432,603	(94,876)	(7)%
Total liquidity	$2,825,838	$2,633,732	$192,106	7%
As a percent of assets	30%	30%
As a percent of deposits	36%	36%
At September 30, 2020, the Company’s Cash and cash equivalents amounted to $546.3 million. The Holding Company’s Cash and cash equivalents amounted to $54.9 million at September 30, 2020. Management believes that the Company has adequate liquidity to meet its commitments for the foreseeable future.
Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At September 30, 2020, consolidated Cash and cash equivalents, Investment securities available-for-sale and Equity securities at fair value less Securities pledged against current borrowings and derivatives amounted to $1.5 billion, or 16% of total assets, compared to $1.2 billion, or 14% of total assets, at December 31, 2019. The Bank also has the ability to access additional borrowing under the PPPLF by pledging funded PPP loans if needed. In addition, the Company has access to available borrowings through the FHLB totaling $1.3 billion at September 30, 2020 and $1.4 billion at December 31, 2019. Combined, this liquidity totals $2.8 billion, or 30% of assets and 36% of deposits, as of September 30, 2020, compared to $2.6 billion, or 30% of assets and 36% of deposits, at December 31, 2019.

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
Holding Company liquidity. The Company and noncontrolling interest holders of the Company’s majority-owned affiliate, DGHM, have contingent put options, call options, and mandatory repurchase obligations that would require the Company to purchase (and the noncontrolling interest owners of DGHM to sell) the remaining noncontrolling interest in DGHM at contractually predetermined values as determined by the operating agreement of DGHM. At September 30, 2020, the estimated maximum redemption value for DGHM related to outstanding put options was zero based on the contractually predetermined calculation in the DGHM operating agreement. These put and call options are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data - Note 14: Noncontrolling Interests” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Although not a primary source of funds, the Holding Company has generated liquidity from the sale of affiliates in the past. Additional funds were generated at the time of the sale of Anchor Capital Advisors LLC (“Anchor”) which occurred in April 2018 and the sale of BOS which occurred in December 2018. As part of the sale agreements for both Anchor and BOS, the Company expects to receive future contingent payments for the remaining three months of 2020 of approximately $0.6 million and $0.6 million at September 30, 2020, respectively.
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
The Company is required to pay interest quarterly on its junior subordinated debentures. The estimated cash outlay for the remaining three months of 2020 for the interest payments is approximately $0.5 million based on the debt outstanding at September 30, 2020. LIBOR is expected to be phased out as an index by the end of 2021, and $103.1 million of the Company's junior subordinated debentures are tied to LIBOR. The Company will need to negotiate an alternative benchmark rate to be used at the time.
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

Bank liquidity. The Bank has established various borrowing arrangements to provide additional sources of liquidity and funding. Management believes that the Bank currently has adequate liquidity available to respond to current demands. The Bank is a member of the FHLB of Boston, and as such, has access to short- and long-term borrowings from that institution. The FHLB can change the advance amounts that banks can utilize based on a bank’s current financial condition as obtained from publicly available data such as FDIC Call Reports. Decreases in the amount of FHLB borrowings available to the Bank would lower its liquidity and possibly limit the Bank’s ability to grow in the short-term. In addition, due to the elevated level of deposits in the third quarter of 2020, the Bank did not utilize any borrowings from the PPPLF, as originally anticipated. However, the Bank will continue to monitor its level of deposits and may utilize borrowings from the PPPLF in future quarters, if needed. Management believes that the Bank has adequate liquidity to meet its commitments for the foreseeable future.
In addition to the above liquidity, the Bank has access to the FRB discount window facility, which can provide short-term liquidity as “lender of last resort”. The use of non-core funding sources, including brokered deposits and borrowings, by the Bank may be limited by regulatory agencies. Generally, the regulatory agencies prefer that banks rely on core-funding sources for liquidity.
From time to time, the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. At September 30, 2020, the Bank had unused federal fund lines of credit totaling $325.0 million, compared to $500.0 million at December 31, 2019, with correspondent institutions to provide it with immediate access to overnight borrowings. Certain liquidity sources, such as federal funds lines, may be withdrawn by the correspondent bank at any time. The decrease in the federal funds availability in the third quarter of 2020 resulted from the withdrawal of certain lines of credit due to the Bank’s financial results as of June 30, 2020. At September 30, 2020 and December 31, 2019, the Bank did not have any outstanding borrowings under the federal funds lines with these correspondent institutions nor outstanding borrowings under federal funds lines with the FHLB.
The Bank has negotiated brokered deposit agreements with several institutions that have nationwide distribution capabilities. The Bank participates in deposit placement services that can be used to provide customers expanded deposit insurance coverage. At September 30, 2020, the Bank had $295.0 million of brokered deposits outstanding under these agreements, compared to $258.7 million at December 31, 2019. Funds in the sweep deposit program between the Bank and Boston Private Wealth are not considered brokered deposits.
If the Bank is no longer able to utilize the FHLB for borrowing, collateral currently used for FHLB borrowings could be transferred to other facilities such as the FRB’s discount window. In addition, the Bank could increase its usage of brokered deposits. These other borrowing arrangements may have higher rates than the FHLB would typically charge.
Capital Resources
Total shareholders’ equity at September 30, 2020 was $846.2 million compared to $819.0 million at December 31, 2019, an increase of $27.2 million. The increase in shareholders' equity was primarily the result of net income and the change in Accumulated other comprehensive income and the adoption of ASU 2016-13, partially offset by dividends paid to common shareholders and the repurchase of common shares.
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
The following table presents the Company’s and the Bank’s regulatory capital and related ratios as of September 30, 2020 and December 31, 2019. Also presented are the minimum requirements established by the Federal Reserve as of those dates for the Company and the Bank, respectively, to meet applicable capital requirements for the Bank to be considered “well capitalized” under the prompt corrective action provisions of the Federal Deposit Insurance Act. The Federal Reserve and the Massachusetts Division of Banks may impose higher capital ratios than those listed below based upon the results of regulatory exams.

	Actual		For capital adequacy purposes (at least)		To be well capitalized under prompt corrective action provisions (at least)		Minimum capital ratio with capital conservation buffer (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Ratio
	(In thousands, except percentages)
As of September 30, 2020
Common equity tier 1 risk-based capital
Company	$752,492	11.30%	$299,689	4.5%	n/a	n/a	7.0%
Boston Private Bank	782,660	11.79%	298,847	4.5%	$431,668	6.5%	7.0%
Tier 1 risk-based capital
Company	852,514	12.80%	399,585	6.0%	n/a	n/a	8.5%
Boston Private Bank	782,660	11.79%	398,463	6.0%	531,284	8.0%	8.5%
Total risk-based capital
Company	935,887	14.05%	532,780	8.0%	n/a	n/a	10.5%
Boston Private Bank	865,802	13.04%	531,284	8.0%	664,105	10.0%	10.5%
Tier 1 leverage capital
Company	852,514	9.23%	369,518	4.0%	n/a	n/a	4.0%
Boston Private Bank	782,660	8.50%	368,236	4.0%	460,295	5.0%	4.0%

As of December 31, 2019
Common equity tier 1 risk-based capital
Company	$745,926	11.42%	$293,886	4.5%	n/a	n/a	7.0%
Boston Private Bank	778,635	11.97%	292,717	4.5%	$422,813	6.5%	7.0%
Tier 1 risk-based capital
Company	846,337	12.96%	391,848	6.0%	n/a	n/a	8.5%
Boston Private Bank	778,635	11.97%	390,289	6.0%	520,386	8.0%	8.5%
Total risk-based capital
Company	919,573	14.08%	522,464	8.0%	n/a	n/a	10.5%
Boston Private Bank	851,733	13.09%	520,386	8.0%	650,482	10.0%	10.5%
Tier 1 leverage capital
Company	846,337	9.77%	346,398	4.0%	n/a	n/a	4.0%
Boston Private Bank	778,635	9.03%	344,958	4.0%	431,198	5.0%	4.0%
____________________
(1) Required capital ratios with the capital conservation buffer added to the minimum risk-based capital ratios.
The Company has sponsored the creation of two statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. In accordance with ASC 810-10-55, Consolidation - Overall - Implementation Guidance and Illustrations - Variable Interest Entities, these statutory trusts are not consolidated into the Company’s financial statements; however, the Company reflects the amounts of junior subordinated debentures payable to the preferred stockholders of statutory trusts as debt in its financial statements. As of both September 30, 2020 and December 31, 2019, all $100.0 million of the net balance of these trust preferred securities qualified as Tier 1 capital.
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
Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of September 30, 2020 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries, was made known to the certifying officers by others within the Company and its consolidated subsidiaries in the reports that it files or submits under the Exchange Act and is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. On a quarterly basis, the Company evaluates its disclosure controls and procedures; the Company may, from time to time, make changes to enhance the effectiveness of its disclosure controls and procedures and to ensure that its systems evolve with its business.
(b) Change in internal controls over financial reporting.
There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. Other Information
Item 1.     Legal Proceedings
The Company is involved in various legal proceedings from time to time. In the opinion of management, the final disposition of these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.
Item 1A.     Risk Factors
This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020 (“Annual Report”) and Part II. Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as filed with the SEC on May 8, 2020 (the “First Quarter 10-Q”) and Part II. Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, as filed with the SEC on August 6, 2020 (the “Second Quarter 10-Q”), based on information currently known to us and recent developments since the date of the Second Quarter 10-Q filing. The matters discussed below should be read in conjunction with the risks described in Part I. Item 1A. “Risk Factors” of our Annual Report and Part II. Items 1A. “Risk Factors” of our First Quarter 10-Q and Second Quarter 10-Q. However, the risks and uncertainties that we face are not limited to those described below and those set forth in the Annual Report and First Quarter 10-Q and Second Quarter 10-Q. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities, particularly in light of the fast-changing nature of the COVID-19 pandemic, responsive containment measures taken and the related impacts to economic and operating conditions.
The COVID-19 pandemic, and the measures taken to control its spread, will continue to adversely impact our employees, customers, business operations and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted.
The COVID-19 pandemic has, and will likely continue to, severely impact the national economy and the regional and local markets in which we operate, lower equity market valuations, create significant volatility and disruption in capital and debt markets, and increase unemployment levels. Our business operations may be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. We are subject to heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements that we have put in place for our employees. Federal Reserve actions to combat the economic contraction caused by the COVID-19 pandemic, including the reduction of the target federal funds rate and quantitative easing programs, could, if prolonged, adversely affect our net interest income and margins, and our profitability. The continued closures of many businesses and the institution of pandemic-related orders and directives in the states and communities we serve have reduced business activity and financial transactions, and may impact the execution of our strategic plan, such as by delaying strategic hiring. Government policies and directives relating to the pandemic response are subject to change as the effects and spread of the COVID-19 pandemic continue to evolve. It is unclear whether any COVID-19 pandemic-related businesses losses that we or our customers may suffer will be covered by existing insurance policies. Additionally, certain government directives and social distancing protocols may hinder our ability to conduct timely property appraisals, which could delay or impact the accuracy of the recognition of credit losses in our loan portfolios. Changes in customer behavior due to worsening business and economic conditions or legislative or regulatory initiatives may impact the demand for our products and services, which could adversely affect our revenue. Increases in deposit balances due, among other things, to government stimulus and relief programs could adversely affect our financial performance if we are unable to successfully lend or invest those funds. The measures we have taken to aid our customers, including the introduction of a mortgage deferment program, may be insufficient to help our customers who have been negatively impacted by the economic fallout from the COVID-19 pandemic. Loans that are currently in deferral status may become nonperforming loans. More generally, because of adverse economic and market conditions, our clients may be unable to repay their loans. A borrower’s default on its obligations under one or more Bank loans may result in lost principal and interest income and increased operating expenses as a result of the allocation of management time and external resources to the collection and workout of the loan. If there is an increase in borrower defaults, we may be required to increase the Bank’s provision for loan loss expense. Adverse economic or market conditions may cause us to recognize impairments on the securities we hold, goodwill, intangible assets, and right-of-use assets. The increase in market volatility and a corresponding increase in trading frequency means that our Wealth Management and Trust business is subject to an increased risk of trading errors, and the risk that any trading errors are of an increased magnitude. While the COVID-19 pandemic negatively impacted our results of operations for the first three calendar quarters of 2020, the extent to which the COVID-19 pandemic will continue to impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic, as well as further actions we may take as may be required by government authorities or that we determine is in the best interests of our employees and customers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the pandemic.

Our participation in the SBA’s PPP may expose us to reputational harm, increased litigation risk, as well as the risk that the SBA may not fund some or all of the guarantees associated with PPP loans, which could result in these loans being charged-off.
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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities of the Company in the third quarter of 2020.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
None.
Item 6.     Exhibits
(a) Exhibits

Exhibit No.	Description	Incorporated by Reference			Filed or Furnished with this 10-Q
		Form	SEC Filing Date	Exhibit Number
10.1	Form of Cash-Based Award Agreement for Employees Under the Boston Private Financial Holdings, Inc. 2020 Omnibus Incentive Plan				Filed
31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)				Filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

/s/ ANTHONY DECHELLIS
November 5, 2020	Anthony DeChellis
Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ STEVEN M. GAVEN
November 5, 2020	Steven M. Gaven
Executive Vice President, Chief Financial Officer