Form 10-K
period 2020-12-31
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2021-03-01
CIK 821127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.			☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last reported sales price on the NASDAQ Global Select Market on June 30, 2020 was $558,263,881.
The number of shares of the registrant’s common stock outstanding on February 19, 2021 was 82,431,071.
Documents Incorporated by Reference:
None.

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
Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, the negative impacts and disruptions of the COVID-19 pandemic and measures taken to contain its spread on our employees, customers, business operations, credit quality, financial position, liquidity and results of operations; the length and extent of the economic contraction as a result of the COVID-19 pandemic; continued deterioration in employment levels, general business and economic conditions on a national basis and in the local markets in which the Company operates; the failure to obtain shareholder approval of our proposed merger with SVB Financial Group; the risk that a condition to closing of the proposed merger may not be satisfied; the risk that a regulatory approval that may be required for the proposed merger is not obtained or is obtained subject to conditions that are not anticipated; the effect of the announcement of the proposed merger on our ability to maintain relationships with our key partners, customers and employees, and on our operating results and business generally; the occurrence of any event, change or other circumstance that could give rise to the right of one or both parties to terminate the Merger Agreement providing for the merger; changes in customer behavior; the possibility that future credits losses are higher than currently expected due to changes in economic assumptions, customer behavior or adverse economic developments; turbulence in the capital and debt markets; changes in interest rates; increases in loan defaults and charge-off rates; decreases in the value of securities and other assets; changes in loan loss reserves; decreases in deposit levels necessitating increased borrowing to fund loans and investments; competitive pressures from other financial institutions; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; changes in regulation; reputational risk relating to the Company’s participation in the Paycheck Protection Program and other pandemic-related legislative and regulatory initiatives and programs; risks that goodwill and intangibles recorded in the Company’s financial statements will become impaired; the risk that the Company’s deferred tax asset may not be realized; risks related to the identification and implementation of acquisitions, dispositions and restructurings; changes in assumptions used in making such forward-looking statements, as well as the other risks and uncertainties detailed in this Annual Report on Form 10-K and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

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
We offer a full range of banking and wealth management services to high net worth individuals, families, businesses, and select institutions through a financial umbrella that helps to preserve, grow, and transfer assets over the financial lifetime of a client through our two reportable segments: (i) Private Banking; and (ii) Wealth Management and Trust. Each reportable segment reflects the services provided by the Company to a distinct segment of the wealth management market as described below.
As previously announced on January 4, 2021, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with SVB Financial Group ("SVB") pursuant to which SVB will acquire the Company. The transaction has been unanimously approved by both companies' Boards of Directors and is expected to close in mid-2021, subject to the satisfaction of customary closing conditions, including the receipt of customary regulatory approvals and approval by the shareholders of the Company.
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
Prior to the third quarter of 2019, we had three reportable segments: Affiliate Partners, Private Banking, and Wealth Management and Trust. For the first two quarters of 2019, the Affiliate Partners segment was comprised of two subsidiaries of the Company: KLS and Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”), each of which were (and in the case of DGHM, remain) RIAs. Prior to the first quarter of 2019, the Affiliate Partners segment also included Anchor Capital Advisors, LLC (“Anchor”) and Bingham, Osborn & Scarborough, LLC (“BOS”). The Company completed the sale of its ownership interests in Anchor and BOS in 2018 as described below under “Asset Sales and Divestitures.” With the integration of KLS into Boston Private Wealth, the Company reorganized its segment reporting structure to align with how the Company's financial performance and strategy is reviewed and managed. The results of KLS are now included in the results of Boston Private Wealth within the Wealth Management and Trust segment, as described above, and the results of DGHM are now included within the Holding Company and Eliminations segment.
For revenue, net income, assets, and other financial information for each of the Company’s reportable segments, see Part II. Item 8. “Financial Statements and Supplementary Data - Note 20: Reportable Segments.”
The Company’s internet address is www.bostonprivate.com. The Company makes available on or through its website, without charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). The Company’s reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. The quarterly earnings release conference call, if applicable, can also be accessed from the Company’s website. Press releases are also maintained on the Company’s website for one year. Information on our website is not incorporated by reference into this document and should not be considered part of this Report. Shareholders may access the Code of Conduct and Ethics by accessing the Company’s website at www.bostonprivate.com, selecting the “Investor Relations” link at the bottom of the page, and then selecting “Corporate Governance” under “Governance.”
II.    Divestitures
On December 3, 2018, the Company completed the sale of its ownership interest in BOS to the management team of BOS for an upfront cash payment and an eight-year revenue sharing agreement with BOS. The present value of the estimated proceeds from the revenue sharing agreement was included in the gain on sale of BOS in the fourth quarter of 2018. Changes to the amount of actual proceeds from the revenue sharing agreement will result in future positive or negative revenue adjustments. The Company recorded a favorable valuation adjustment of $0.9 million and $1.1 million on the revenue sharing agreement in the third quarter of 2020 and the fourth quarter of 2019, respectively.
On April 13, 2018, the Company completed the sale of its ownership interest in Anchor to the management team of Anchor for an upfront cash payment and future payments that had a net present value of $15.4 million at the time of closing.
In December 2009, the Company divested its interest in Westfield Capital Management Company, LP, formerly known as Westfield Capital Management Company, LLC ("Westfield").
For further details relating to the Company’s divestitures, see Part II. Item 8. “Financial Statements and Supplementary Data - Note 3: Divestitures.”
III.    Competition
The Company operates in the highly competitive financial services marketplace. The Bank encounters competition from larger national and regional commercial banking organizations, savings banks, credit unions, and other financial institutions and non-bank financial services and financial technology companies, which may offer lower interest rates on loans and higher interest rates on deposits. The Bank’s competitors also include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations, mount extensive promotional and advertising campaigns, and invest more in technology. To compete effectively, the Bank relies on personal contacts by officers and employees; customized service; and the Bank’s reputation within the communities that it serves.
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
IV.    Employees and Human Capital Resources
At December 31, 2020, the Company had 804 employees. The Company’s employees are not subject to a collective bargaining agreement, and the Company believes its employee relations are good.
We encourage and support the growth and development of our employees. Continual learning and career development is advanced through ongoing performance and development conversations with employees, internally developed training programs, customized corporate training engagements and educational reimbursement programs.
The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic presented a unique challenge with regard to maintaining employee safety while continuing successful operations. Through teamwork and the adaptability of our management and staff, we were able to transition, over a short period of time, our employees to effectively working from remote locations and ensure a safely-distanced working environment for employees performing customer facing activities at branches and in operations centers. All employees are asked not to come to work when they experience signs or symptoms of a possible COVID-19 illness and have been provided additional paid time off to cover compensation during such absences. On an ongoing basis, we further promote the health and wellness of our employees by strongly encouraging work-life balance, offering flexible work schedules, managing the employee portion of health care premiums to a minimum and sponsoring various wellness programs.
We believe our commitment to adhering to our core values, actively prioritizing concern for our employees’ well-being, supporting our employees’ career goals, offering competitive wages and providing valuable fringe benefits aids in the retention of our top-performing employees.

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
As a bank holding company, the Company is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the BHCA. The Company is also subject to supervision and examination by the Massachusetts Commissioner of Banks (the “Commissioner”) under Massachusetts law. As a Massachusetts-chartered trust company and Federal Reserve member bank, the Bank is subject to regulation, supervision and examination by the Commissioner and the Federal Reserve. The Bank’s California offices are also subject to regulation, supervision and examination by the California Department of Financial Protection and Innovation (the “DFPI”).
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
The CARES Act and Pandemic Response
The COVID-19 pandemic has caused, and continues to cause, substantial disruptions to the global economy and to the customers and communities that we serve. In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted on March 27, 2020 to address the economic effects of the COVID-19 pandemic, including the establishment of the Small Business Administration’s (the “SBA”) Paycheck Protection Program (the “PPP”). Additionally, on December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the "Economic Aid Act") was enacted which, among other items, provides for a second round of PPP loans ("PPP-2"). The Company is also participating in the Federal Reserve's Main Street Lending Program, established to support lending to small and medium-sized businesses that were in sound financial condition before the onset of the COVID-19 pandemic. In response to the pandemic, the Company implemented business continuity contingency plans, including company-wide remote working arrangements. We will continue to evaluate this fluid situation and take additional actions as necessary.
Participation in the PPP. The CARES Act initially appropriated $349 billion for “paycheck protection loans” through the PPP. The amount appropriated was subsequently increased to $659 billion (the "Original PPP"). The CARES Act provided funding to the SBA for use for the PPP. Under the terms of the PPP, certain businesses can apply for loans through qualified financial institutions, such as the Bank, based on eligibility criteria. The PPP provides loans to eligible businesses with an initial term of up to five years at an interest rate of 1.0%. Loans issued under the PPP will be forgiven if the borrower uses at least 60% of the proceeds on payroll costs and other eligible costs such as utilities or rent for a period of up to 24 weeks, following the loan funding date. These conditions were changed from 75% and 8 weeks by the Paycheck Protection Program Flexibility Act signed into law on June 5, 2020. The SBA has issued an interim final rule in which it has provided that a lender may rely on certifications made by a borrower to determine the borrower’s eligibility for a PPP loan and use of loan proceeds, subject to a good faith review, and to determine the qualifying loan amount and eligibility for loan forgiveness.
Loans issued by participating financial institutions are 100% guaranteed by the SBA. Banks will receive a processing fee from the SBA from 1.0% to 5.0% based on the size of the loan. Loans up to $350 thousand will have a 5.0% fee, loans between $350 thousand and $2.0 million will have a 3.0% fee, and loans greater than $2.0 million will have a 1.0% fee.
In conjunction with the PPP, the Federal Reserve has created a lending facility for qualified financial institutions. The Paycheck Protection Program Liquidity Facility (the “PPPLF”) will extend credit to depository institutions with a term of up to five years at an interest rate of 0.35%. Only loans issued under the PPP can be pledged as collateral to access the PPPLF. As of December 31, 2020, the Bank has not participated in the PPPLF.
As of December 31, 2020, the Bank processed 1,045 loans totaling $380.5 million under the Original PPP, primarily in the second quarter of 2020. The Bank has received $10.9 million in processing fees from the SBA, which is netted against the principal balance on the Consolidated Balance Sheets and will be accreted through Net interest income on a straight-line basis over the life of the loan. If a loan is forgiven or otherwise paid off, the remainder of the processing fee will be accreted through Net interest income. As of December 31, 2020, the balance of PPP loans was $312.4 million, and $5.1 million was accreted through Net interest income. Additionally, the Bank has been participating in the PPP-2 as of January 29, 2021.

Mortgage deferment program. In response to the COVID-19 pandemic, the Bank initiated a mortgage deferment program under which principal and interest payments on qualifying loans are generally deferred for initially three months and the loan term is extended three months; if requested, the loan may be deferred for a subsequent three months. Loans that are deferred under the program are not considered troubled debt restructurings ("TDRs") or past due based on current regulatory guidance. In total, approximately 365 Residential mortgages and Home equity loans totaling approximately $220.0 million have been processed under the program. As of December 31, 2020, deferrals for approximately 300 loans totaling approximately $200.0 million have expired with the loans returning to payment, while approximately 40 loans totaling approximately $15.0 million remain in deferral under the program. Approximately 25 loans totaling approximately $5.0 million are delinquent on payment terms as of December 31, 2020 after the deferral expired, primarily First Time Home Buyer loans.
Commercial and industrial loan deferment program. Additionally, in response to the COVID-19 pandemic, the Bank initiated a program offering qualified Commercial and industrial borrowers principal payment deferral for six months, with the deferred principal added to the last payment. In total, approximately 85 Commercial and industrial loans totaling approximately $125.0 million have been processed under the program. As of December 31, 2020, deferrals for approximately 80 loans totaling approximately $115.0 million have expired with the loans returning to payment, while approximately five loans totaling approximately $10.0 million remain in deferral under the program. Of the loans that came off deferral, no loans are delinquent on payment terms as of December 31, 2020.
Commercial real estate second loan program. In response to the COVID-19 pandemic, the Bank also initiated a program to offer qualifying Commercial real estate borrowers a second mortgage to cover up to one year of principal and interest payments. In order to qualify for the loan, the total exposure after receiving the second mortgage for each borrower could not exceed a 75% loan-to-value ratio, and the loans were required to be current at the time of application, amongst other conditions. In total, borrowers with approximately 240 existing loans totaling $1.3 billion requested and were approved for these second mortgages, representing approximately 50% of the Commercial real estate loan balance. As of December 31, 2020, the borrowers associated with the $1.3 billion of existing loans had an outstanding balance of approximately $72.0 million. The Company does not anticipate a material increase in the program balance of new loans in the future, and the principal balance will amortize down over the life of the loan, generally five years. In addition to, and outside of the Commercial real estate second loan program, the Bank offered qualified Commercial real estate borrowers principal payment deferral for up to 12 months, with the deferred principal added to the balance due at maturity. In total, 13 Commercial real estate borrowers with loans totaling $49.0 million accepted this accommodation. As of December 31, 2020, deferrals for 10 borrowers with loans totaling $40.3 million have expired with the loans returning to payment, while 3 borrowers with loans totaling approximately $8.7 million remain in deferral. Of the loans that came off deferral, no loans are delinquent on payment terms as of December 31, 2020. The entire Commercial real estate portfolio will continue to be monitored for credit deterioration regardless of their participation in the plan.
Regulation of the Company
The Company is subject to regulation, supervision, and examination by the Federal Reserve, which has the authority, among other things: to order bank holding companies to cease and desist from unsafe or unsound banking practices; to assess civil money penalties; and to order termination of non-banking activities or termination of ownership and control of a non-banking subsidiary by a bank holding company.
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
Limitations on Acquisitions of Company Common Stock. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under rebuttable presumptions of control established by the Federal Reserve, the acquisition of control of voting securities of a bank holding company constitutes an acquisition of control under the Change in Bank Control

Act, requiring prior notice to the Federal Reserve, if, immediately after the transaction, the acquiring person (or persons acting in concert) will own, control, or hold with power to vote, 10% or more of any class of voting securities of the bank holding company, and if either (i) the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934, or (ii) no other person will own, control, or hold the power to vote a greater percentage of that class of voting securities immediately after the transaction.
In addition, the BHCA prohibits any company from acquiring control of a bank or bank holding company without first having obtained the approval of the Federal Reserve. Among other circumstances, under the BHCA, a company has control of a bank or bank holding company if the company owns, controls or holds with power to vote, 25% or more of a class of voting securities of the bank or bank holding company; controls in any manner the election of a majority of directors or trustees of the bank or bank holding company; or the Federal Reserve has determined, after notice and opportunity for hearing, that the company has the power to exercise a controlling influence over the management or policies of the bank or bank holding company. The Federal Reserve has established presumptions of control under which the acquisition of control of 5% or more of a class of voting securities of a bank holding company, together with other factors enumerated by the Federal Reserve, could constitute the acquisition of control of a bank holding company for purposes of the BHCA.
Regulation of the Bank
The Bank is subject to the regulation, supervision, and examination by the Commissioner and the Federal Reserve, and with respect to its California offices, the DFPI. The Bank is also subject to regulations issued by the Consumer Financial Protection Bureau (“CFPB”), as enforced by the Federal Reserve. The Federal Reserve may also directly examine the other subsidiaries of the Company. The enforcement powers available to federal and state banking regulators include, among other things, the ability to issue cease and desist or removal orders, to terminate insurance of deposits, to assess civil money penalties, to issue directives to increase capital, to place the bank into receivership, and to initiate injunctive actions against banking organizations and institution-affiliated parties.
Deposit Insurance. Deposit obligations of the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”) up to $250,000 per separately insured depositor for deposits held in the same right and capacity. In 2016, as mandated by the Federal Deposit Insurance Act (the “FDIA”), the FDIC’s Board of Directors approved a final rule to increase the DIF’s reserve ratio to the statutorily required minimum ratio of 1.35% of estimated insured deposits. On September 30, 2018, the DIF reserve ratio reached 1.36%. Small banks, which are generally banks with less than $10 billion in assets, were awarded assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15% to 1.35%. In January 2019, the Bank received notification from the FDIC that it was eligible for small bank assessment credits of $2.0 million. Credits were applied on the September 30, 2019, December 31, 2019, and March 31, 2020 invoices. The full $2.0 million of credits has been exhausted.
Deposit insurance premiums are based on assets. In 2016, the FDIC’s Board of Directors adopted a final rule that changed the manner in which deposit insurance assessment rates are calculated for established small banks, generally those banks with less than $10 billion of assets that have been insured for at least five years. Under this method, each of seven financial ratios and a weighted average of CAMELS composite ratings are multiplied by a corresponding pricing multiplier. The sum of these products is added to a uniform amount, with the resulting sum being an institution’s initial base assessment rate (subject to minimum or maximum assessment rates based on a bank’s CAMELS composite rating). This method takes into account various measures, including an institution’s leverage ratio, brokered deposit ratio, one-year asset growth, the ratio of net income before taxes to total assets, and considerations related to asset quality. For 2020, the FDIC insurance expense for the Bank was $2.6 million.
The FDIC has the authority to adjust deposit insurance assessment rates at any time. In addition, under the FDIA, the FDIC may terminate deposit insurance upon a finding that: the institution has engaged in unsafe and unsound practices; is in an unsafe or unsound condition to continue operations; or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.
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
The capital adequacy guidelines define qualifying capital instruments and specify minimum amounts of capital as a percentage of assets that banking organizations are required to maintain. Common equity Tier 1 capital generally includes common stock and related surplus, retained earnings and, in certain cases and subject to certain limitations, minority interest in consolidated subsidiaries, less goodwill, other non-qualifying intangible assets and certain other deductions. Tier 1 capital for banks and bank holding companies generally consists of the sum of common equity Tier 1 capital, non-cumulative perpetual preferred stock, and related surplus, and, in certain cases and subject to limitations, minority interests in consolidated subsidiaries that do not qualify as common equity Tier 1 capital, less certain deductions. Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities, cumulative perpetual preferred stock, term subordinated debt and intermediate-term preferred stock, and, subject to limitations, allowances for loan losses. The sum of Tier 1 and Tier 2 capital less certain required deductions represents qualifying total risk-based capital. Prior to the effectiveness of certain provisions of the Dodd-Frank Act, bank holding companies were permitted to include trust preferred securities and cumulative perpetual preferred stock in Tier 1 capital, subject to limitations. However, the Federal Reserve’s capital rule applicable to bank holding companies permanently grandfathered non-qualifying capital instruments, including trust preferred securities, issued before May 19, 2010 by depository institution holding companies with less than $15 billion in assets as of December 31, 2009, subject to a limit of 25% of Tier 1 capital. In addition, under rules that became effective January 1, 2015, accumulated other comprehensive income (positive or negative) must be reflected in Tier 1 capital; however, the Company and the Bank were permitted to make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. The Company and the Bank have made this election.

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
Under the Federal Reserve’s capital rules applicable to the Company and the Bank, the Company and the Bank are each required to maintain a minimum common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a minimum total Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0%, and a minimum leverage ratio of 4.0%. Additionally, these rules require an institution to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions of more than 2.5% of total risk-weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases.
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
Current capital rules do not establish standards for determining whether a bank holding company is well capitalized. However, for purposes of processing regulatory applications and notices, the Federal Reserve’s Regulation Y provides that a bank holding company is considered “well capitalized” if: (i) on a consolidated basis, the bank holding company maintains a total risk-based capital ratio of 10% or greater; (ii) on a consolidated basis, the bank holding company maintains a Tier 1 risk-based capital ratio of 6% or greater; and (iii) the bank holding company is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve to meet and maintain a specific capital level for any capital measure. A banking organization that qualifies for and elects to use the community bank leverage framework described below will be considered well capitalized as long as it is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Board to meet and maintain a specific capital level for any capital measure.
Section 201 of the Economic Growth Act directs the federal bank regulatory agencies to establish a community bank leverage ratio of tangible capital to average total consolidated assets of not less than 8.0% or more than 10.0%. Under the final rule issued by federal banking agencies, effective January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio (equal to Tier 1 capital divided by average total consolidated assets) of greater than 9.0%, will be eligible to opt into the community bank leverage ratio framework. A community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9.0% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the banking agencies’ generally applicable capital rules and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of Section 38 of the Federal Deposit Insurance Act. The final rule includes a two-quarter grace period during which a qualifying banking organization that temporarily fails to meet any of the qualifying criteria, including the greater than 9.0% leverage ratio requirement, generally would still be deemed well-capitalized so long as the banking organization maintains a leverage ratio greater than 8.0%. At the end of the grace period, the banking organization must meet all qualifying criteria to remain in the community bank leverage ratio framework or otherwise must comply with and report under the generally applicable rule. As required by Section 4012 of the CARES Act, the federal banking agencies temporarily lowered the community bank leverage ratio, issuing two interim final rules to set the community bank leverage ratio at 8.0% and then gradually re-establish it at 9.0%. Under the interim final rules, the community bank leverage ratio was set at 8.0% beginning in the second quarter of 2020 through the end of the year. Community banks that have a leverage ratio of 8.0% or greater and meet certain other criteria may elect to use the community bank leverage ratio framework. Beginning in 2021, the community bank leverage ratio will increase to 8.5% for the calendar year. Community banks will have until January 1, 2022, before the leverage ratio requirement to use the Community Bank Leverage Ratio framework will return to 9.0%. At this time, the Company does not anticipate opting in to the community bank leverage ratio.

Safety and Soundness Standards. Guidelines adopted by the federal bank regulatory agencies pursuant to the FDIA establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the federal banking agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order restricting asset growth, requiring an institution to increase its ratio of tangible equity to assets or directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the FDIA. See “Capital Adequacy and Safety and Soundness - Regulatory Capital Requirements” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.
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
Restrictions on Bank Holding Company Dividends. The Federal Reserve has the authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The Federal Reserve has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company’s net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. Further, under the Federal Reserve’s capital rules, the Company’s ability to pay dividends is restricted if it does not maintain capital above the capital conservation buffer. See “Capital Adequacy and Safety and Soundness - Regulatory Capital Requirements” above.
Restrictions on Bank Dividends. The Federal Reserve has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro-forma basis. In addition, a state member bank may not declare or pay a dividend: (i) if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the bank’s net income during the current calendar year and the retained net income of the prior two calendar years; or (ii) that would exceed its undivided profits; in either case, unless the dividend has been approved by the Federal Reserve. The payment of dividends by a bank is also restricted pursuant to various state regulatory limitations.

Certain Transactions by Bank Holding Companies with their Affiliates
There are various statutory restrictions on the extent to which bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with their insured depository institution subsidiaries. An insured depository institution (and its subsidiaries) may not lend money to, or engage in covered transactions with, its non-depository institution affiliates if the aggregate amount of covered transactions outstanding involving the bank, plus the proposed transaction exceeds the following limits: (i) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. For this purpose, “covered transactions” are defined by statute to include: a loan or extension of credit to an affiliate; a purchase of or investment in securities issued by an affiliate; a purchase of assets from an affiliate unless exempted by the Federal Reserve; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company; the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate; securities borrowing or lending transactions with an affiliate that creates a credit exposure to such affiliate; or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate. Covered transactions are also subject to certain collateral security requirements. Covered transactions as well as other types of transactions between a bank and a bank holding company must be conducted under terms and conditions, including credit standards, that are at least as favorable to the bank as prevailing market terms. If a banking organization elects to use the community bank leverage ratio framework described in “Capital Adequacy and Safety and Soundness - Regulatory Capital Requirements” above, the banking organization would be required to measure the amount of covered transactions as a percentage of Tier 1 capital, subject to certain adjustments. Moreover, Section 106 of the Bank Holding Company Act Amendments of 1970 provides that, to further competition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or the furnishing of any service.
Consumer Protection Regulation
The Company and the Bank are subject to federal and state laws designed to protect consumers and prohibit unfair, deceptive or abusive business practices, including the Equal Credit Opportunity Act, the Fair Housing Act, the Home Ownership Protection Act, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”), the GLBA, the Truth in Lending Act (“TILA”), the CRA, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with clients when taking deposits, making loans, collecting loans and providing other services. Further, the CFPB also has a broad mandate to prohibit unfair, deceptive or abusive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The Federal Reserve examines the Bank for compliance with CFPB rules and enforces CFPB rules with respect to the Bank.
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
Privacy and Customer Information Security. The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the Bank must provide its clients with an initial and annual disclosure that explains its policies and procedures regarding the disclosure of such nonpublic personal information and, except as otherwise required or permitted by law, the Bank is prohibited from disclosing such information unless otherwise provided in such policies and procedures. However, an annual disclosure is not required to be provided by a financial institution if the financial institution only discloses information under exceptions from GLBA that do not require an opt out to be provided and if there has been no change in its privacy policies and procedures since its most recent disclosure provided to consumers. The GLBA also requires that the Bank develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of client information (as defined under GLBA), to protect against anticipated threats or hazards to the security or integrity of such information and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any client. The Bank is also required to send a notice to clients whose “sensitive information” has been compromised if unauthorized use of the information is “reasonably possible.” Most states, including the states in which the Bank operates, have enacted legislation concerning breaches of data security and the duties of the Bank in response to a data breach. In addition, Massachusetts has promulgated data security regulations with respect to personal information of Massachusetts residents. Pursuant to the FACT Act, the Bank has developed and implemented a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. Additionally, the FACT Act amends the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and method to opt out of the making of such solicitations.
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
Regulation of Other Activities
Registered Investment Advisers; ERISA. The Company conducts its investment advisory business through Boston Private Wealth and DGHM, each an investment adviser registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisers Act imposes numerous obligations on RIAs, including compliance with the anti-fraud provisions of the Advisers Act and fiduciary duties arising out of those provisions. The duties and provisions impose restrictions and obligations on us with respect to our dealings with our clients and our investments, including, for example, restrictions on transactions with our affiliates. Our investment advisers are subject to periodic SEC examinations. Our investment advisers are also subject to other requirements under the Advisers Act and related regulations primarily intended to benefit advisory clients. These additional requirements relate to matters including maintaining effective and comprehensive compliance programs, recordkeeping and reporting and disclosure requirements. The Advisers Act generally grants the SEC broad administrative powers, including the power to limit or restrict an investment adviser from conducting advisory activities in the event it fails to comply with federal securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements include the prohibition of individuals from associating with an investment adviser, the revocation of registrations and other censures and fines. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing clients or fail to gain new clients.
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
As a sub-adviser to registered investment companies, DGHM is subject to requirements under the 1940 Act and related SEC regulations, which limit such funds’ ability to enter into certain transactions with us or our affiliates. In addition, under provisions of the 1940 Act and Advisers Act governing advisory contracts, an assignment terminating a contract with an RIA can occur as a result of the acquisition of that RIA by another company.
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
The foregoing laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict certain subsidiaries of the Company from conducting their business in the event that they fail to comply with such laws and regulations. Possible sanctions that may be imposed in the event of such noncompliance include: the suspension of individual employees; limitations on business activities for specified periods of time; the revocation of registration as an investment adviser, commodity trading adviser and/or other registrations; and other censures and fines.
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
RISKS RELATED TO THE COVID-19 PANDEMIC
The COVID-19 pandemic, and the measures taken to control its spread, will continue to adversely impact our employees, customers, business operations and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted.
The COVID-19 pandemic has, and will likely continue to, severely impact the national economy and the regional and local markets in which we operate, cause significant equity market volatility, create significant volatility and disruption in capital and debt markets, and increase unemployment levels. Our business operations may be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. We are subject to heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements that we have put in place for our employees. Federal Reserve actions to combat the economic contraction caused by the COVID-19 pandemic, including the reduction of the target federal funds rate and quantitative easing programs, could, if prolonged, adversely affect our net interest income and margins, and our profitability. The continued closures of many businesses and the institution of pandemic-related orders and directives in the states and communities we serve have reduced business activity and financial transactions, and may impact the execution of our strategic plan, such as by delaying strategic hiring. Government policies and directives relating to the pandemic response are subject to change as the effects and spread of the COVID-19 pandemic continue to evolve. It is unclear whether any COVID-19 pandemic-related business losses that we or our customers may suffer will be covered by existing insurance policies. Additionally, certain government directives and social distancing protocols may hinder our ability to conduct timely property appraisals, which could delay or impact the accuracy of the recognition of credit losses in our loan portfolios. Changes in customer behavior due to worsening business and economic conditions or legislative or regulatory initiatives may impact the demand for our products and services, which could adversely affect our revenue. Increases in deposit balances due, among other things, to government stimulus and relief programs could adversely affect our financial performance if we are unable to successfully lend or invest those funds. The measures we have taken to aid our customers, including the introduction of a Residential mortgage and Home equity loan deferment program, may be insufficient to help our customers who have been negatively impacted by the economic fallout from the COVID-19 pandemic. Loans that are currently in deferral status may become nonperforming loans. More generally, because of adverse economic and market conditions, our clients may be unable to repay their loans. A borrower’s default on its obligations under one or more Bank loans may result in lost principal and interest income and increased operating expenses as a result of the allocation of management time and external resources to the collection and workout of the loan. If there is an increase in borrower defaults or a deterioration in economic forecasts, we may be required to increase the Bank’s provision for loan loss expense. Adverse economic or market conditions may cause us to recognize impairments on the securities we hold, goodwill, intangible assets, and right-of-use assets. The increase in market volatility and a corresponding increase in trading frequency means that our Wealth Management and Trust business is subject to an increased risk of trading errors, and the risk that any trading errors are of an increased magnitude. While the COVID-19 pandemic negatively impacted our results of operations for the calendar year of 2020, the extent to which the COVID-19 pandemic will continue to impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic, as well as further actions we may take as may be required by government authorities or that we determine is in the best interests of our employees and customers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the pandemic.
Our participation in the PPP may expose us to reputational harm, increased litigation risk, as well as the risk that the SBA may not fund some or all of the guarantees associated with PPP loans, which could result in these loans being charged-off.
As of December 31, 2020, we have approved approximately 1,045 loans aggregating approximately $380.5 million through the PPP. Lenders participating in the PPP have faced increased public scrutiny about their loan application process and procedures, and the nature and type of the borrowers receiving PPP loans. We depend on our reputation as a trusted and responsible financial services company to compete effectively in the communities that we serve, and any negative public or customer response to, or any litigation or claims that might arise out of, our participation in the PPP and any other legislative or regulatory initiatives and programs that may be enacted in response to the COVID-19 pandemic, could adversely impact our business. Other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP, and we may be subject to the same or similar litigation, in addition to litigation in connection with our processing of PPP loan forgiveness applications. If the SBA determines that there is a deficiency in the manner in which a PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us. The Company has invested in new technology to facilitate the review and processing of PPP applications.
RISKS RELATED TO OUR BUSINESS AND INDUSTRY
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
•we may need to make significant investments in infrastructure, technology, controls, staff, emergency backup facilities or other critical business functions that become strained by our growth;
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
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. The widespread adoption of new technologies, including internet services, cryptocurrencies and payment systems, could require substantial expenditures to modify or adapt our existing products and services as we grow and develop our internet and mobile banking and wealth management channel strategies in addition to remote connectivity solutions. We might not be successful in: developing or introducing new products and services; integrating new products or services into our existing offerings; responding or adapting to changes in consumer behavior, preferences, spending, investing and/or saving habits; achieving market acceptance of our products and services; reducing costs in response to pressures to deliver products and services at lower prices; or sufficiently developing and maintaining loyal customers.
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
We are dependent on our reputation within our market areas, as a trusted and responsible financial services company, for all aspects of our relationships with clients, employees, vendors, third-party service providers, and others with whom we conduct business or potential future business. Our ability to maintain these relationships could be adversely affected to the extent our reputation is damaged. Our actual or perceived failure to address various issues could give rise to reputational risk that could cause harm to us and our business prospects. These issues include, but are not limited to: legal and regulatory requirements; privacy; cybersecurity; properly maintaining client and employee personal information; record keeping; anti money-laundering compliance; sales and trading practices; ethical issues; appropriately addressing potential conflicts of interest; and the proper identification and disclosure of the legal, reputational, credit, liquidity, and market risks inherent in our products and services. Failure to appropriately address any of these issues could also give rise to additional regulatory restrictions, reputational harm, and legal risks, which could, among other consequences, increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines, and penalties and cause us to incur related costs and expenses. In addition, our businesses are dependent on the integrity of our employees. If an employee were to misappropriate any client funds or client information, our reputation could be negatively affected, which may result in the loss of accounts and have an adverse effect on our results of operations, and financial condition.
We may incur significant losses as a result of ineffective risk management processes and strategies.
We seek to monitor and control our risk exposure through: a risk and control framework encompassing a variety of separate but complementary financial, credit, operational, compliance, and legal reporting systems; internal controls; management review processes; and other mechanisms. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application may not be effective and may not anticipate every economic and financial outcome in all market environments or the specifics and timing of such outcomes.
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
Failure to properly utilize implemented system enhancements in the future could result in write offs that could adversely impact our results of operations and financial condition and could result in significant costs to remediate or replace the defective components. In addition, we may incur significant training, licensing, maintenance, consulting and depreciation expenses during and after systems implementations, and any such costs may continue for an extended period of time.
We face continuing and growing security risks to our information base, including the information we maintain relating to our customers.
In the ordinary course of business, we rely on electronic communications and information systems to conduct our business and to store sensitive data, including our confidential information and financial and personal information regarding customers. Our electronic communications and information systems infrastructure could be susceptible to cyberattacks, hacking, identity theft, computer viruses, malicious code, ransomware, phishing attacks, terrorist activity or other information security breaches. This risk has increased significantly due to the use of online, telephonic and mobile channels by clients and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. We have implemented, and regularly review and update, extensive systems of internal controls and procedures as well as corporate governance policies intended to protect our business operations, including the security and privacy of all confidential customer information. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs. No matter how well designed or implemented the controls are, we cannot provide an absolute guarantee to protect our business operations from every type of problem in every situation. A failure or circumvention of these controls could have an adverse effect on our business, results of operations, and financial condition.
We regularly assess and test our security systems and disaster preparedness, including back-up systems, but the risks are substantially escalating. As a result, cybersecurity and the continued enhancement of our controls and processes to protect our systems, data and networks from attacks, unauthorized access or significant damage remain a priority. Accordingly, we may be required to expend additional resources to enhance our protective measures or to investigate and remediate any information security vulnerabilities or exposures. Any breach of our system security could result in disruption to our operations, unauthorized access to confidential customer information, violations of applicable privacy and other laws, significant regulatory and remediation costs, litigation exposure and other possible damages, loss or liability. Such costs or losses could exceed the amount of our available insurance coverage, if any, and could adversely affect our earnings. Also, any failure to prevent a security breach or to quickly and effectively deal with such a breach could negatively impact customer confidence, damaging our reputation and undermining our ability to attract and keep customers.
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
Natural disasters, including severe weather events of increasing strength and frequency due to climate change, can disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and negatively affect the economies in which we operate, which could have an adverse effect on our business, results of operations and financial condition. A significant natural disaster, such as a tornado, hurricane, earthquake, fire or flood, could have an adverse impact on our ability to conduct business, and our insurance coverage may be insufficient to compensate for losses that may occur. Acts of terrorism, war, civil unrest, or pandemics could cause disruptions to our business or the economy as a whole. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have an adverse effect on our business, results of operations, and financial condition.
Our business may be negatively impacted by changes in economic and market conditions.
A worsening of economic and market conditions, downside shocks, or a return to recessionary economic conditions could result in adverse effects on us and others in the financial services industry.
Our Private Banking segment primarily serves individuals and smaller businesses located in three geographic regions: New England, Northern California, and Southern California. The ability of our clients to repay their loans is impacted by the economic conditions in these areas. The Bank’s Commercial loans, with limited exceptions, are secured by real estate, marketable securities, or corporate assets. Substantially all of the Bank’s Residential mortgages and Home equity loans are secured by residential property. Consequently, the Bank’s ability to continue to originate real estate loans may be impaired by the weakening or deterioration in local and regional economic conditions in the real estate markets, including as a result of, among other things, natural disasters. A borrower’s default on its obligations under one or more Bank loans may result in lost principal and interest income and increased operating expenses as a result of the allocation of management time and external resources to the collection and workout of the loan. Where collection efforts are unsuccessful or acceptable workout arrangements cannot be reached, the Bank may have to charge off the loan in whole or in part, and the Bank may acquire the real estate or other assets, if any, that secure the loan. The amount owed under the defaulted loan may exceed the value of the assets acquired.
Our Wealth Management and Trust segment may be negatively impacted by changes in general economic and market conditions because the performance of such businesses is directly affected by conditions in the financial and securities markets. The financial markets and businesses operating in the securities industry are highly volatile (meaning that performance results can vary greatly within short periods of time) and are directly affected by, among other factors, domestic and foreign economic conditions and general trends in business and finance, all of which are beyond our control. Declines in the financial markets or a lack of sustained growth may adversely affect the market value of the assets that we manage. In addition, our management contracts generally provide for fees payable for services based on the market value of assets under management, although there are a portion of our contracts that provide for the payment of fees based on investment performance in addition to a base fee. Because most contracts provide for a fee based on the market values of securities, fluctuations in the underlying securities values may have an adverse effect on fees and therefore our results of operations and financial condition.
Prepayments of loans may negatively impact our banking business.
Generally, the Bank’s clients may prepay the principal amount of their outstanding loans at any time. The rate at which such prepayments occur, as well as the size of such prepayments, are within our clients’ discretion. Fluctuations in interest rates, in certain circumstances, may also lead to high levels of loan prepayments, which also may have an adverse impact on our net interest income. If clients prepay the principal amount of their loans, and we are unable to lend those funds to other borrowers or invest the funds at the same or higher interest rates, our interest income will be reduced. A significant reduction in interest income could have a negative impact on our results of operations and financial condition.
The soundness of other financial institutions could adversely affect us.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to many different financial institutions, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, other commercial banks, investment banks, mutual and hedge funds, and other financial institutions. As a result, defaults by, or even negative rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity problems and losses or defaults by us or by other institutions and organizations. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be liquidated or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to us. There is no assurance that any such losses would not materially and adversely affect our results of operations and financial condition.
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
The Bank’s earnings and financial condition are largely dependent on net interest income, which represents the difference between the interest income earned on interest-bearing assets (usually loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (usually deposits and borrowings). The relative rates of interest we earn and pay are highly sensitive to many factors beyond our control, including general economic conditions and changes in monetary or fiscal policies of the Federal Reserve and other governmental authorities. A narrowing of this interest rate spread and the shape of the yield curve could adversely affect the Bank’s net interest income, which also could negatively impact its earnings and financial condition. As a result, the Bank has adopted asset and liability management policies to mitigate the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments, funding sources, and derivatives. However, even with these policies in place, a change in interest rates can impact our results of operations and financial condition.
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
On January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), also referred to as Current Expected Credit Losses ("CECL"). Under CECL, the Company’s required Allowance for credit losses may fluctuate more significantly from period to period due to changes in economic conditions or forecasts, changes in the composition of the Company’s loan portfolios, changes in historical loss rates and changes in other credit. Bank regulatory agencies periodically review the Allowance for loan losses, and may require us to adjust the Allowance for loan losses based on their judgment about information available to them at the time of their examination. These adjustments could negatively impact our results of operations and financial condition.
Our loan portfolio includes Commercial loans, Commercial real estate loans, and Construction and land loans, which are generally riskier than other types of loans.
At December 31, 2020, our Commercial loans, Commercial real estate loans, and Construction and land loans portfolios comprised 55% of Total loans. These types of Commercial loans generally carry larger loan balances and involve a higher risk of nonpayment or late payment than Residential mortgage loans. These loans may lack standardized terms and may include a significant principal balance or “balloon” payment due on maturity. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions, occupancy, rental collections, interest rates, and collateral values. Repayment of these loans is generally more dependent on the economy and the successful operation of the underlying business. Because of the risks associated with Commercial loans, we may experience higher rates of default than if our loan portfolio were more heavily weighted toward Residential mortgage loans. Higher rates of default could have an adverse effect on our results of operations and financial condition.
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
When mortgage loans are sold, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to purchasers, guarantors and insurers, including government-sponsored entities, about the mortgage loans and the manner in which they were originated. Whole loan sale agreements require us to repurchase or substitute mortgage loans, or indemnify buyers against losses, in the event we breach these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of an early payment default of the borrower on a mortgage loan. If repurchase and indemnity demands increase and such demands are valid claims and are in excess of our provision for potential losses, our liquidity, results of operations, and financial condition may be adversely affected.
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
Our accounting policies and methods are fundamental to how we record and report our results of operations and financial condition. From time to time, the Financial Accounting Standards Board, or “FASB,” changes the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to anticipate and difficult and costly to implement and can materially impact how we record and report our results of operations and financial condition. In some cases, we could be required to retroactively apply a new or revised standard, resulting in changes to previously reported financial results. For example, in June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses ("ASU 2016-13") that, effective January 1, 2020, substantially changed the accounting for credit losses on loans and other financial assets held by banks, financial institutions, and other organizations. The standard removed the existing “probable” threshold in GAAP for recognizing credit losses and instead requires companies to reflect their estimate of credit losses over the life of the financial assets. Companies must consider all relevant information when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts. The ongoing impact to earnings is expected to be more volatile and could adversely impact our reported earnings and lending activity.
Goodwill and other intangible asset impairment would negatively affect our results of operations and financial condition.
Generally, the acquirer in a business combination is willing to pay more for a business than the sum of the fair values of the individual assets and liabilities because of other inherent value associated with an assembled business. The resulting excess of the consideration paid over the net fair value of the identifiable assets acquired and liabilities assumed as of the date of acquisition, is recognized as goodwill. An essential part of the acquisition method of accounting is the recognition and measurement of identifiable intangible assets, separate from goodwill, at fair value. At December 31, 2020, our Goodwill and intangible assets, net totaled $66.7 million.
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
If we determine goodwill or intangible assets are impaired, we will be required to write-down the value of these assets. We have had to take such impairment charges in the past, and we cannot assure you that we will not be required to take further impairment charges in the future. Any impairment charge would have a negative effect on our results of operations and financial condition.
Changes in tax law and differences in interpretation of tax laws and regulations may adversely impact our financial statements.
From time to time, local, state or federal tax authorities change tax laws and regulations, which may result in a decrease or increase to our net deferred tax assets. At December 31, 2020, our net deferred tax assets were $6.8 million. We assess the likelihood that our net deferred tax assets will be realizable based primarily on future taxable income and, if necessary, establish a valuation allowance for those deferred tax assets determined to not likely be realizable. Management judgment is required in determining the appropriate recognition of deferred tax assets and liabilities, including projections of future taxable income, as well as the character of that income.
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
Although we maintain a liquid asset portfolio and have implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned, as well as unanticipated, changes in assets, liabilities, and off-balance sheet commitments under various economic conditions, a substantial, unexpected, or prolonged change in the level or cost of liquidity could have a material adverse effect on us. If the cost effectiveness or the availability of supply in these credit markets is reduced for a prolonged period of time, our funding needs may require us to access funding and manage liquidity by other means. These alternatives may include generating client deposits, securitizing or selling loans, extending the maturity of wholesale borrowings, borrowing under certain secured borrowing arrangements, using relationships developed with a variety of fixed income investors, and further managing loan growth and investment opportunities. These alternative means of funding may result in an increase to the overall cost of funds and may not be available under stressed conditions, which would cause us to liquidate a portion of our liquid asset portfolio to meet any funding needs.
Uncertainty about the future of London Interbank Offered Rate ("LIBOR") may adversely affect our business.
LIBOR is used extensively in the U.S. as a benchmark for various commercial and financial contracts, including funding sources, adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives. LIBOR is set based on interest rate information reported by certain banks, which will stop reporting such information after 2021. It is uncertain at this time whether LIBOR will change or cease to exist or the extent to which those entering into financial contracts will transition to any other particular benchmark. Other benchmarks may perform differently than LIBOR or may have other consequences that cannot currently be anticipated. It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which of those instruments may remain outstanding or be renegotiated if LIBOR ceases to exist. The uncertainty regarding the future of LIBOR, as well as the transition from LIBOR to another benchmark rate or rates, could have adverse impacts on our funding costs or net interest margin, as well as any floating-rate obligations, loans, deposits, derivatives, and other financial instruments that currently use LIBOR as a benchmark rate and, ultimately, adversely affect our results of operations and financial condition.
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
RISKS RELATED TO OUR REGULATORY ENVIRONMENT
Our business is highly regulated, and changes in the laws and regulations that apply to us could have an adverse impact on our business.
We are subject to extensive federal and state regulation and supervision. Federal and state laws and regulations govern numerous matters affecting us, including: changes in the ownership or control of banks and bank holding companies; maintenance of adequate capital and the financial condition of a financial institution; permissible types, amounts and terms of extensions of credit and investments; permissible non-banking activities; the level of reserves against deposits; and restrictions on dividend payments. The Federal Reserve and the Commissioner have the power to issue cease and desist orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which we and the Bank may conduct business and obtain financing. In addition, our RIAs are subject to regulation under the Advisors Act, federal and state securities laws and fiduciary laws. The Advisers Act imposes numerous obligations on RIAs, including fiduciary, record keeping, operational and disclosure obligations.
The laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. These changes could adversely impact us. Such changes could, among other things: subject us to additional costs, including costs of compliance; limit the types of financial services and products we may offer; and/or increase the ability of non-banks to offer competing financial services and products. Failure to comply with laws, regulations, policies, or supervisory guidance could result in enforcement and other legal actions by federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, the revocation of a banking charter or registration as an investment adviser, other sanctions by regulatory agencies, civil money penalties, and/or reputational damage, any of which could have an adverse effect on our business, results of operations, and financial condition. See Part I. Item 1. “Business - Supervision and Regulation.”
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
RISKS RELATED TO OUR PROPOSED MERGER
Because the market price of SVB common stock may fluctuate, you cannot be certain of the precise value of the stock portion of the merger consideration you may receive in the merger.
On January 4, 2021, we entered into the Merger Agreement with SVB, pursuant to and subject to the terms of which we will merge with and into SVB, with SVB as the surviving corporation. Upon completion of the merger, each issued and outstanding share of our common stock other than shares owned by us as treasury stock or otherwise owned by us or SVB (in each case other than shares of our common stock (i) held in any of our benefit plans or related trust accounts, managed accounts, mutual funds and the like, or otherwise held in a fiduciary or agency capacity, that are beneficially owned by third parties and (ii) shares held, directly or indirectly, in respect of debts previously contracted) will be converted into the right to receive consideration in the form of a combination of SVB common stock and cash.
There will be a time lapse between the date of this Annual Report on Form 10-K, the date on which our shareholders vote to approve the Merger Agreement at the special meeting and the date on which our shareholders entitled to receive shares of SVB common stock actually receive such shares. The market value of SVB common stock may fluctuate during these periods as a result of a variety of factors, including: general market and economic conditions; impacts and disruptions resulting from the COVID-19 pandemic; changes in SVB’s businesses, operations and prospects; and regulatory considerations. Many of these factors are outside of our control or SVB’s control. Consequently, at the time our shareholders must decide whether to approve the Merger Agreement, they will not know the actual market value of the shares of SVB common stock they will receive when the merger is completed. The actual value of the shares of SVB common stock received by our shareholders will depend on the market value of shares of SVB common stock on that date. You should obtain current market quotations for shares of SVB common stock and for shares of our common stock.
The market price for SVB common stock may be affected by factors different from those that historically have affected our common stock.
Upon completion of the merger, holders of our common stock will become holders of SVB common stock. SVB’s businesses differ from ours, and accordingly the results of operations of SVB will be affected by some factors that are different from those currently affecting our results of operations. For example, SVB’s business is more focused on the innovation economy than our business and, as a bank holding company with greater than $100 billion in assets, SVB is subject to different and, in many cases, more onerous regulations than we are.
Our shareholders will have a reduced ownership and voting interest after the merger and will exercise less influence over management.
Currently, our shareholders have the right to vote in the election of our board of directors and the power to approve or reject any matters requiring shareholder approval under Massachusetts law and our charter and bylaws. Upon the completion of the merger, each of our shareholders who receives shares of SVB common stock will become a shareholder of SVB with a percentage ownership of SVB that is smaller than the shareholder’s current percentage ownership in us. Even if all our former shareholders voted together on all matters presented to SVB’s shareholders, from time to time, our former shareholders would exercise significantly less influence over SVB after the merger relative to their influence over us prior to the merger, and thus would have a less significant impact on the approval or rejection of future SVB proposals submitted to a shareholder vote.
The Merger Agreement limits our ability to pursue alternatives to the merger.
The Merger Agreement contains “no shop” covenants that prohibit us from soliciting or, subject to certain exceptions relating to the exercise of fiduciary duties by our board of directors, entering into discussions with any third party regarding, any acquisition proposal or offers for competing transactions. We may also be required to pay SVB a termination fee of $36 million in certain circumstances involving a termination of the Merger Agreement and acquisition proposals for competing transactions.
The Merger Agreement may be terminated in accordance with its terms and the merger may not be completed.
The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include: the approval of the proposal to approve the Merger Agreement by our shareholders, the receipt of required regulatory approvals and expiration or termination of all statutory waiting periods in respect thereof, the accuracy of representations and warranties under the Merger Agreement (subject to the materiality standards set forth in the Merger Agreement), our and SVB’s performance of our respective obligations under the Merger Agreement in all material respects and each of our and SVB’s receipt of a tax opinion to the effect that the merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. These conditions to the closing of the merger may not be fulfilled in a timely manner or at all, and, accordingly, the merger may be delayed or may not be completed.
In addition, if the merger is not completed by January 3, 2022, we or SVB may choose not to proceed with the merger, and the parties can mutually decide to terminate the Merger Agreement at any time, before or after shareholder approval. In addition, we and SVB may elect to terminate the Merger Agreement in certain other circumstances. If the Merger Agreement is terminated under certain circumstances, we may be required to pay a termination fee of $36 million to SVB.
Failure to complete the merger could negatively impact our stock price and our future business and financial results.
If the merger is not completed for any reason, including as a result of our shareholders declining to approve the Merger Agreement, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the merger, we would be subject to a number of risks, including the following:
•we may experience negative reactions from the financial markets, including negative impacts on our stock price;
•we may experience negative reactions from our customers, vendors and employees;
•we will have incurred substantial expenses and will be required to pay certain costs relating to the merger, whether or not the merger is completed; and
•matters relating to the merger (including integration planning) will require substantial commitments of time and resources by our management, which would otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company.
In addition to the above risks, if the Merger Agreement is terminated and our board of directors seeks another merger or business combination, our shareholders cannot be certain that we will be able to find a party willing to offer equivalent or more attractive consideration than the consideration SVB has agreed to provide in the merger. If the Merger Agreement is terminated under certain circumstances, we may be required to pay a termination fee of $36 million to SVB.
The COVID-19 pandemic may delay or adversely affect the completion of the merger.
The COVID-19 pandemic has created economic and financial disruptions that have adversely affected, and may continue to adversely affect, our or SVB’s business, financial condition and results of operations. If the effects of the COVID-19 pandemic cause continued or extended decline in the economic environment and our or SVB’s financial results or business operations are further disrupted as a result of the COVID-19 pandemic, efforts to complete the merger and integrate our business with that of SVB may also be delayed and adversely affected. Additional time may be required to obtain the requisite regulatory approvals, and the bank regulatory and other governmental authorities may impose additional requirements on us or SVB that must be satisfied prior to completion of the merger, which could delay and adversely affect the completion of the merger.
Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.
Before the transactions contemplated in the Merger Agreement, including the merger, may be completed, various approvals must be obtained from bank regulatory and other governmental authorities. In determining whether to grant these approvals, the regulators consider a variety of factors, including the regulatory standing of each party. These approvals could be delayed or not obtained at all, including: due to an adverse development in either party’s regulatory standing, or any other factors considered by regulators in granting such approvals; governmental, political or community group inquiries, investigations or opposition; changes in legislation or the political environment generally; or impacts and disruptions resulting from the COVID-19 pandemic. These governmental entities may impose conditions, limitations or costs or place restrictions on the conduct of SVB after the closing as a condition to the granting of such approvals or require changes to the terms of the merger. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying the completion of the merger or of imposing additional costs or limitations on SVB following the merger, any of which might have an adverse effect on the surviving corporation following the merger.
We will be subject to business uncertainties and contractual restrictions while the merger is pending, which could adversely affect our business.
Uncertainty about the effect of the merger on employees and customers may have an adverse effect on us, and, consequently, the combined corporation. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is consummated and for a period of time thereafter, and could cause customers and others that deal with us to seek to change their existing business relationships with us. Our employee retention may be particularly challenging during the pendency of the merger, as employees may experience uncertainty about their roles with the surviving corporation following the merger.
In addition, the Merger Agreement restricts us from making certain acquisitions and taking other specified actions without the consent of SVB, and generally requires us to continue our operations in the ordinary course, until the merger closes. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger.
Our directors and executive officers may have interests in the merger that are different from, or in addition to, the interests of our shareholders.
Holders of our common stock should be aware that some of our directors and executive officers may have interests in the merger and may have arrangements that are different from, or in addition to, those of holders of our common stock generally. Our board of directors was aware of these interests and considered these interests, among other matters, when making its decision to approve the merger and Merger Agreement, and in recommending that shareholders vote to approve the Merger Agreement.
The shares of SVB common stock to be received by our shareholders as a result of the merger will have rights different from the shares of our common stock.
Upon completion of the merger, the rights of our former shareholders will be governed by the charter and bylaws of SVB and by Delaware corporate law. The rights associated with SVB common stock and the terms of Delaware corporate law are different from the rights associated with our common stock and the terms of Massachusetts corporate law, which currently govern the rights of our shareholders.
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
Generally, the initial terms of the leases for our leased properties range from five to fifteen years. Most of the leases also include options to renew at fair market value for periods of five to 10 years. In addition to minimum rentals, certain leases include escalation clauses based upon various price indices and include provisions for additional payments to cover real estate taxes.
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

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
I.    Market for Common Stock
The Company’s common stock, par value $1.00 per share, is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “BPFH.” At February 19, 2021, there were 82,431,071 shares of common stock outstanding. The number of holders of record of the Company’s common stock as of February 19, 2021 was 777. The closing price of the Company’s common stock on February 19, 2021 was $14.30.
II.    Dividends
Payment of dividends by the Company on its common stock is subject to various factors, including regulatory restrictions and guidelines. See Part I. Item 1. “Business - Supervision and Regulation - Dividend Restrictions” for further detail.
III.     Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding securities authorized for issuance under our equity compensation plans will be included in an amendment to this Annual Report on Form 10-K filed in accordance with General Instructions G(3).
IV.     Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities of the Company for the year ended December 31, 2020.
V.    Issuer Repurchases
None.
VI.     Performance Graph
The Total Return Performance Graph set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company’s common stock, based on the market price of the Company’s common stock, with the total return on companies within the NASDAQ Composite Index and companies within the S&P Global Market Intelligence $5 billion-$10 billion Bank Index. The calculation of cumulative return assumes a $100 investment in the Company’s common stock, the NASDAQ Composite Index, and the S&P Global Market Intelligence $5 billion-$10 billion Bank Index on December 31, 2015. It also assumes that all dividends are reinvested during the relevant periods.

Total Return Performance
Index Value
300
250
200
150
100
50
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
BPFH
NASDAQ Composite Index
SNL Bank $5B-$10B

___________
Source: S&P Global Market Intelligence

	Year Ending December 31,
	2015	2016	2017	2018	2019	2020
BPFH	$100.00	$151.06	$145.01	$102.45	$121.66	$89.66
NASDAQ Composite Index	100.00	108.87	141.13	137.12	187.44	271.64
SNL Bank $5 billion-$10 billion	100.00	143.27	142.73	129.17	160.06	145.37

ITEM 6.     SELECTED FINANCIAL DATA
The following table represents selected financial data for the last five fiscal years ended December 31, 2020. The data set forth below does not purport to be complete. It should be read in conjunction with, and is qualified in its entirety by, the more detailed information appearing elsewhere herein, including the Company’s Consolidated Financial Statements and related notes.

	2020	2019	2018	2017	2016
At December 31:	(In thousands, except share data and percentages)
Total assets	$10,048,733	$8,830,501	$8,494,625	$8,311,744	$7,970,474
Loans held for sale	17,421	7,386	2,812	4,697	3,464
Total loans (excluding loans held for sale)	7,104,309	6,976,704	6,893,158	6,505,028	6,114,354
Allowance for loan losses	81,238	71,982	75,312	74,742	78,077
Total cash and investments (1)	2,404,619	1,376,863	1,255,253	1,425,418	1,507,845
Goodwill and intangible assets, net	66,663	67,959	69,834	91,681	169,279
Deposits	8,595,366	7,241,476	6,781,170	6,510,246	6,085,146
Total borrowings	274,494	510,590	813,435	862,213	980,192
Total shareholders’ equity	868,008	819,018	753,954	785,944	768,481
Nonperforming assets (2)	23,851	16,103	14,458	14,295	19,005
Net loans (charged-off)/recovered	(2,357)	234	2,768	4,334	6,512
Assets under management and advisory (“AUM”):
Wealth Management and Trust	$16,574,000	$15,224,000	$14,206,000	$14,781,000	$13,301,000
Other	526,000	1,544,000	1,715,000	2,004,000	1,803,000
Total AUM, excluding Anchor and BOS	$17,100,000	$16,768,000	$15,921,000	$16,785,000	$15,104,000
AUM at Anchor	—	—	—	9,277,000	8,768,000
AUM at BOS	—	—	—	4,434,000	3,696,000
LESS: Inter-company relationships	—	—	—	(11,000)	(11,000)
Total AUM, including Anchor and BOS	$17,100,000	$16,768,000	$15,921,000	$30,485,000	$27,557,000
For The Year Ended December 31:
Net interest income	$233,426	$228,076	$234,566	$224,686	$200,438
Provision/(credit) for loan losses	31,998	(3,564)	(2,198)	(7,669)	(6,935)
Net interest income after Provision/(credit) for loan losses	201,428	231,640	236,764	232,355	207,373
Total fees and other income	93,884	101,547	149,997	153,966	158,787
Operating expense excl. Restructuring and Impairment of goodwill	241,265	228,560	259,527	275,035	253,408
Restructuring expense	—	1,646	7,828	—	2,017
Impairment of goodwill	—	—	—	24,901	9,528
Income before income taxes	54,047	102,981	119,406	86,385	101,207
Income tax expense (3)	8,888	22,591	37,537	46,196	30,963
Net income from continuing operations	45,159	80,390	81,869	40,189	70,244
Net income from discontinued operations	—	—	2,002	4,870	5,541
Less: Net income attributable to noncontrolling interests	6	362	3,487	4,468	4,157
Net income attributable to the Company	$45,153	$80,028	$80,384	$40,591	$71,628
(Continued)

	2020	2019	2018	2017	2016
At December 31:	(In thousands, except share data and percentages)
Per Share Data:
Total diluted earnings per share	$0.55	$0.97	$0.92	$0.42	$0.81
Diluted earnings per share from continuing operations	$0.55	$0.97	$0.90	$0.36	$0.74
Weighted average basic common shares outstanding	82,359,528	83,430,740	83,596,685	82,430,633	81,264,273
Weighted average diluted common shares outstanding	82,757,785	83,920,792	85,331,314	84,802,565	83,209,126
Cash dividends per share	$0.36	$0.48	$0.48	$0.44	$0.40
Book value per share (4)	$10.54	$9.84	$9.01	$8.77	$8.61

Selected Operating Ratios:
Return on average assets, as adjusted (non-GAAP) (5)	0.48%	0.93%	1.00%	0.97%	1.02%
Return on average common equity, as adjusted (non-GAAP) (5)	5.26%	10.10%	11.19%	10.13%	10.22%
Return on average tangible common equity, as adjusted (non-GAAP) (5)	5.98%	11.35%	13.07%	13.60%	14.43%
Efficiency ratio (non-GAAP) (6)	72.89%	68.52%	66.20%	69.06%	66.91%
Net interest margin (7)	2.69%	2.80%	2.92%	2.89%	2.79%
Total fees and other income/Total revenue (8)	28.68%	30.81%	39.00%	40.66%	44.20%

Asset Quality Ratios:
Nonaccrual loans/Total loans (excluding loans held for sale)	0.34%	0.23%	0.20%	0.22%	0.28%
Nonperforming assets/Total assets	0.24%	0.18%	0.17%	0.17%	0.24%
Allowance for loan losses/Total loans (excluding loans held for sale)	1.14%	1.03%	1.09%	1.15%	1.28%
Allowance for loan losses/Nonaccrual loans	3.41	4.47	5.36	5.23	4.51

Other Ratios:
Dividend payout ratio	65%	49%	52%	105%	49%
Total equity/Total assets	8.64%	9.27%	8.88%	9.46%	9.64%
Tangible common equity/tangible assets ratio (non-GAAP) (9)	8.03%	8.57%	8.12%	7.33%	7.07%
Tier 1 common equity/risk-weighted assets (12)	11.53%	11.42%	11.40%	10.32%	10.00%

Reconciliations from the Company’s GAAP Return on average equity ratio to the Non-GAAP Return on average common equity ratio, and to the Non-GAAP Return on average tangible common equity ratio are presented below:

	2020	2019	2018	2017	2016
	(In thousands, except percentages)
Total average shareholders’ equity	$846,292	$797,053	$759,868	$797,756	$769,617
LESS: Average Series D preferred stock (non-convertible)	—	—	(21,718)	(47,753)	(47,753)
Average common equity (non-GAAP)	846,292	797,053	738,150	750,003	721,864
LESS: Average goodwill and intangible assets, net	(66,737)	(68,683)	(88,631)	(164,530)	(181,976)
Average tangible common equity (non-GAAP)	779,555	728,370	649,519	585,473	539,888

Net income attributable to the Company	$45,153	$80,028	$80,384	$40,591	$71,628
Less: Dividends on Series D preferred stock	—	—	(1,738)	(3,475)	(3,475)
Common net income (non-GAAP)	45,153	80,028	78,646	37,116	68,153
ADD: Amortization of intangibles, net of applicable tax	2,131	2,126	2,314	3,641	4,083
Tangible common net income (non-GAAP)	$47,284	$82,154	$80,960	$40,757	$72,236

LESS: Gain on fair value of contingent considerations receivable	$(891)	$(1,109)	$—	$—	$—
LESS: (Gain)/loss on sale of affiliate or offices	—	—	(18,142)	1,264	(2,862)
ADD: Anchor divestiture legal expense	—	—	—	400	—
ADD: Impairment of goodwill	—	—	—	24,901	9,528
ADD: Restructuring	—	1,646	7,828	—	2,017
LESS: Tax effects of adjusting items (10)	258	(24)	1,526	(582)	(3,039)
ADD: Impact on taxes from sale of Anchor	—	—	12,706	—	—
ADD: Impact from enactment of the Tax Act	—	—	—	12,880	—
Total adjustments due to notable items	$(633)	$513	$3,918	$38,863	$5,644
Net income attributable to the Company, as adjusted (non-GAAP)	$44,520	$80,541	$84,302	$79,454	$77,272
Common net income, as adjusted (non-GAAP)	$44,520	$80,541	$82,564	$75,979	$73,797
Tangible common net income, as adjusted (non-GAAP)	$46,651	$82,667	$84,878	$79,620	$77,880

Return on average assets	0.49%	0.93%	0.96%	0.50%	0.95%
Return on average assets, as adjusted (non-GAAP) (5)	0.48%	0.93%	1.00%	0.97%	1.02%
Return on average equity	5.34%	10.04%	10.58%	5.09%	9.31%
Return on average equity, as adjusted (non-GAAP) (5)	5.26%	10.10%	11.09%	9.96%	10.04%
Return on average common equity (non-GAAP) (5)	5.34%	10.04%	10.65%	4.95%	9.44%
Return on average common equity, as adjusted (non-GAAP) (5)	5.26%	10.10%	11.19%	10.13%	10.22%
Return on average tangible common equity (non-GAAP) (5)	6.07%	11.28%	12.46%	6.96%	13.38%
Return on average tangible common equity, as adjusted (non-GAAP) (5)	5.98%	11.35%	13.07%	13.60%	14.43%

The Company calculates the Efficiency ratio by reducing Total operating expenses by Amortization of intangibles, Impairment of goodwill, if any, and Restructuring expense, if any, and increasing Total operating expense by Total revenue. A reconciliation from the Efficiency ratio, unadjusted to the Efficiency ratio, as adjusted, is presented below:

	2020	2019	2018	2017	2016
	(In thousands, except percentages)
Total operating expense (GAAP)	$241,265	$230,206	$267,355	$299,936	$264,953
LESS: Amortization of intangibles	2,697	2,691	2,929	5,601	6,282
LESS: Impairment of goodwill	—	—	—	24,901	9,528
LESS: Restructuring expense	—	1,646	7,828	—	2,017
Total operating expense, as adjusted (non-GAAP)	$238,568	$225,869	$256,598	$269,434	$247,126

Net interest income	$233,426	$228,076	$234,566	$224,686	$200,438
Total fees and other income	93,884	101,547	149,997	153,966	158,787
Total revenue (8)	$327,310	$329,623	$384,563	$378,652	$359,225
Efficiency Ratio, unadjusted	73.71%	69.84%	69.52%	79.21%	73.76%
Efficiency Ratio, excluding Amortization of intangibles; Impairment of Goodwill, if any; and Restructuring expense, if any	72.89%	68.52%	66.20%	69.06%	66.91%
A reconciliation from the Company’s GAAP Total shareholders' equity to Total assets ratio to the non-GAAP Tangible common equity to tangible assets ratio and to the non-GAAP Tier 1 common equity to risk-weighted assets ratio is presented below:

	2020	2019	2018	2017	2016
	(In thousands, except percentages)
Total assets	$10,048,733	$8,830,501	$8,494,625	$8,311,744	$7,970,474
LESS: Goodwill and intangible assets, net (11)	(66,663)	(67,959)	(69,834)	(138,775)	(169,279)
Tangible assets (non-GAAP)	$9,982,070	$8,762,542	$8,424,791	$8,172,969	$7,801,195
Total shareholders’ equity	$868,008	$819,018	753,954	785,944	768,481
LESS: Goodwill and intangible assets, net	(66,663)	(67,959)	(69,834)	(138,775)	(169,279)
LESS: Series D preferred stock (non-convertible)	—	—	—	(47,753)	(47,753)
Total adjustments	(66,663)	(67,959)	(69,834)	(186,528)	(217,032)
Tangible common equity (non-GAAP)	$801,345	$751,059	$684,120	$599,416	$551,449
Total equity/Total assets	8.64%	9.27%	8.88%	9.46%	9.64%
Tangible common equity/tangible assets (non-GAAP)	8.03%	8.57%	8.12%	7.33%	7.07%

Total risk-weighted assets (12)	$6,706,524	$6,530,804	$6,161,677	$5,892,286	$5,716,037
Tier 1 common equity (12)	$773,017	$745,926	$702,728	$607,800	$571,663
Tier 1 common equity/risk-weighted assets (12)	11.53%	11.42%	11.40%	10.32%	10.00%
____________
(1)Total cash and investments include the following line items from the Consolidated Balance Sheets: Cash and cash equivalents, Investment securities available-for-sale, Investment securities held-to-maturity, Equity securities at fair value, and Stock in Federal Home Loan Bank ("FHLB") and Federal Reserve Bank.
(2)Nonperforming assets include Nonaccrual loans and Other real estate owned (“OREO”), if any.
(3)Income tax expense in 2017 included the impact of the Tax Act. Among the significant changes to the Code, the Tax Act reduced the federal corporate tax rate from 35% to 21% effective January 1, 2018. The Company re-measured its deferred tax assets and liabilities at the lower federal corporate tax rate of 21% and recorded the additional tax expense impact in the fourth quarter of 2017, the period in which the Tax Act was enacted. The Company's Income tax expense in 2018 included the tax expense associated with the sales of Anchor and BOS, partially offset by the aforementioned impact of the Tax Act.
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
The Company calculates Average common equity by adjusting Average equity to exclude Average non-convertible preferred equity, if any. When Average non-convertible preferred equity is excluded, the Company also reduces Net income attributable to the Company by dividends paid on preferred equity.
The Company calculates Average tangible common equity by adjusting Average equity to exclude Average non-convertible preferred equity, if any, and Average goodwill and intangible assets, net. When Average non-convertible preferred equity and Average goodwill and intangible assets, net are excluded, the Company also reduces Net income attributable to the company by dividends paid on preferred equity and adds back Amortization of intangibles, net of tax.
(6)The Company uses certain non-GAAP financial measures to provide information for investors to effectively analyze financial trends of ongoing business activities, and to enhance comparability with peers across the financial sector. The Company excludes Impairment of goodwill and Amortization of intangibles in the calculation.
(7)Due to the lower federal tax rate beginning in 2018 and an increase in interest expense, the adjustment to report Net Interest Margin ("NIM") on a fully taxable equivalent basis (“FTE”) has become immaterial. Therefore, the Company will only present NIM on a GAAP basis for all periods.
(8)Total revenue is defined as Net interest income plus Total fees and other income.
(9)The Company uses certain non-GAAP financial measures, such as the Tangible common equity to tangible assets ratio, to provide information for investors to effectively analyze financial trends of ongoing business activities and to enhance comparability with peers across the financial sector.
The Company calculates Tangible assets by adjusting Total assets to exclude Goodwill and intangible assets, net. The Company calculates Tangible common equity by adjusting Total shareholders’ equity to exclude Goodwill and intangible assets, net and equity from the Series D preferred stock (non-convertible), if any.
(10)Tax effect applied to all adjusting items except for the 2017 Impairment of goodwill due to the nature of the goodwill impaired during that time period.
(11)Includes the Goodwill and intangible assets, net for Anchor and BOS for the periods held. For regulatory reporting, the Goodwill and intangible assets, net for Anchor are reclassified from other assets held for sale to Goodwill and intangible assets, net in regulatory reports and ratios.
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
Executive Summary
The Company offers a wide range of private banking, wealth management, and trust services to high net worth individuals, families, businesses and select institutions through its two reportable segments: (i) Private Banking and (ii) Wealth Management and Trust. This Executive Summary provides an overview of the most significant aspects of the Company's operating segments and operations. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.
Net income attributable to the Company was $45.2 million for the year ended December 31, 2020, compared to $80.0 million in 2019 and $80.4 million in 2018. The Company recognized Diluted earnings per share of $0.55 for the year ended December 31, 2020, compared to $0.97 in 2019 and $0.92 in 2018. Key items that affected the Company’s 2020 results include:
•Net interest income for the year ended December 31, 2020 was $233.4 million, an increase of $5.4 million, or 2%, compared to 2019. The increase was primarily driven by lower funding costs and the addition of PPP-related income, partially offset by lower interest rates on interest-earning assets. NIM decreased 11 basis points to 2.69% in 2020 from 2.80% in 2019. The decrease in NIM in 2020 was driven primarily by lower yields on interest-earning assets and higher volumes of interest-earning assets, primarily excess cash balances held at lower rates due to higher deposit levels, partially offset by lower funding costs.
•Total core fees and income, which includes Wealth management and trust fees, Investment management fees, Other banking fee income, and Gain on sale of loans, net for the year ended December 31, 2020 was $91.7 million, a decrease of $6.8 million, or 7%, from 2019. The decrease was primarily driven by decreases in Investment management fees and Wealth Management and trust fees. The decrease in Investment management fees was driven primarily by the impact of negative net flows and lower equity market values on AUM during 2020. The decrease in Wealth management and trust fees was driven primarily by a reduction in the average effective fee rate during 2020 due to competitive forces.
•Average total loans for the year ended December 31, 2020 were $7.2 billion, an increase of 3% from 2019, driven primarily by the addition of PPP loans and an increase in Commercial real estate loans, partially offset by a decrease in Residential loans due to the $72.0 million of Residential loan sales in the third quarter of 2020.
•Average total deposits for the year ended December 31, 2020 were $7.6 billion, an increase of 13% from 2019, driven by an increase in new and existing client deposits, primarily in Money market accounts and Demand deposits, partially offset by a decrease in Certificates of deposits.
•The Company recorded a Provision for loan losses of $32.0 million for the year ended December 31, 2020, compared to a credit of $3.6 million in 2019. The 2020 Provision for loan losses was primarily driven by the change in Allowance for loan losses methodology from the incurred loss model to the current expected credit loss model, the current reasonable and supportable economic forecast deterioration as a result of the COVID-19 pandemic, and the net change in qualitative factors to account for risks and assumptions related to our loan portfolio not incorporated in the forecasts.
•Total operating expense for the year ended December 31, 2020 was $241.3 million, an increase of $11.1 million, or 5%, from 2019. The increase was primarily driven by increases in Information systems expense as a result of new information technology ("IT") initiatives placed into service, Salaries and employee benefits expense, and the reserve for unfunded loan commitments within Other expense, partially offset by decreases in Restructuring expense and Professional services expense.
•AUM increased $0.3 billion, or 2%, for the year ended December 31, 2020 to $17.1 billion, primarily driven by favorable market returns of $1.0 billion, partially offset by $0.7 billion of negative net flows.

Private Banking
The following table presents a summary of selected financial data for the Private Banking segment for 2020, 2019, and 2018.

	As of and for the year ended December 31,			2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	$ Change	% Change	$ Change	% Change
	(In thousands, except percentages)
Net interest income	$235,984	$231,796	$238,036	$4,188	2%	$(6,240)	(3)%
Fees and other income	13,625	13,869	9,366	(244)	(2)%	4,503	48%
Total revenue	249,609	245,665	247,402	3,944	2%	(1,737)	(1)%
Provision/(credit) for loan losses	31,998	(3,564)	(2,198)	35,562	nm	(1,366)	62%
Operating expense, before restructuring	167,980	156,639	158,646	11,341	7%	(2,007)	(1)%
Restructuring expense	—	1,252	6,617	(1,252)	nm	(5,365)	(81)%
Total operating expense	167,980	157,891	165,263	10,089	6%	(7,372)	(4)%
Income before income taxes	49,631	91,338	84,337	(41,707)	(46)%	7,001	8%
Income tax expense	6,564	19,110	16,313	(12,546)	(66)%	2,797	17%
Net income attributable to the Company	$43,067	$72,228	$68,024	$(29,161)	(40)%	$4,204	6%
Total loans	$7,104,308	$6,976,704	$6,893,158	$127,604	2%	$83,546	1%
Assets	$9,964,691	$8,746,289	$8,424,967	$1,218,402	14%	$321,322	4%
Deposits (1)	$8,673,208	$7,308,307	$6,852,452	$1,364,901	19%	$455,855	7%
____________
nm - not meaningful
(1)Deposits presented in this table do not include intercompany eliminations related to deposits in the Bank from the Holding Company.
The Company’s Private Banking segment reported Net income attributable to the Company of $43.1 million for the year ended December 31, 2020, compared to $72.2 million in 2019 and $68.0 million in 2018. The decrease from 2019 to 2020 was primarily driven by a change in Provision/(credit) for loan losses of $35.6 million and an increase in Total operating expense of $10.1 million, primarily due to increases in Information systems expense, the reserve for unfunded loan commitments within Other expense, and Salaries and employee benefits expense. These increases were partially offset by a decrease in Income tax expense of $12.5 million and an increase in Total revenue of $3.9 million, primarily due to higher Net interest income.
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
Total loans at the Bank increased $0.1 billion, or 2%, to $7.1 billion at December 31, 2020 from $7.0 billion at December 31, 2019. Total loans were 71% of Total assets at the Bank as of December 31, 2020, compared to 80% of Total assets at December 31, 2019. A discussion of the Company’s loan portfolio can be found below in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio and Credit Quality.”
Deposits at the Bank increased $1.4 billion, or 19%, to $8.7 billion at December 31, 2020 from $7.3 billion at December 31, 2019. A discussion of the Company’s deposits can be found below in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition.”

Wealth Management and Trust
The following table presents a summary of selected financial data for the Wealth Management and Trust segment for 2020, 2019, and 2018.

	As of and for the year ended December 31,			2020 vs. 2019		2019 vs. 2018
	2020 (1)	2019 (1)	2018 (1)	$ Change	% Change	$ Change	% Change
	(In thousands, except percentages)
Net interest income	$81	$407	$338	$(326)	(80)%	$69	20%
Fees and other income	73,100	75,949	79,192	(2,849)	(4)%	(3,243)	(4)%
Total revenue	73,181	76,356	79,530	(3,175)	(4)%	(3,174)	(4)%
Operating expense, before restructuring	61,948	57,981	65,282	3,967	7%	(7,301)	(11)%
Restructuring expense	—	394	1,210	(394)	nm	(816)	(67)%
Total operating expense	61,948	58,375	66,492	3,573	6%	(8,117)	(12)%
Income before income taxes	11,233	17,981	13,038	(6,748)	(38)%	4,943	38%
Income tax expense	3,506	5,768	4,145	(2,262)	(39)%	1,623	39%
Net income attributable to the Company	$7,727	$12,213	$8,893	$(4,486)	(37)%	$3,320	37%
AUM	$16,574,000	$15,224,000	$14,206,000	$1,350,000	9%	$1,018,000	7%
____________
nm - not meaningful
(1)With the integration of KLS into Boston Private Wealth in the third quarter of 2019, the results of KLS are included in the Wealth Management and Trust segment for all periods. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 3: Divestitures” for additional information.
The Company’s Wealth Management and Trust segment reported Net income attributable to the Company of $7.7 million for the year ended December 31, 2020, compared to $12.2 million in 2019 and $8.9 million in 2018. The decrease in Net income attributable to the Company from 2019 to 2020 was primarily driven by an increase in Total operating expense of $3.6 million primarily due to an increase in Salaries and employee benefits expense and a decrease in Total revenue of $3.2 million from lower fee income. The increase in Net income attributable to the Company from 2018 to 2019 was primarily driven by a decrease in Total operating expense of $8.1 million primarily due to decreases in Salaries and employee benefits expense, Information systems expense, and Restructuring expense, partially offset by a decrease in Total revenue of $3.2 million from lower fees.
AUM increased $1.4 billion, or 9%, to $16.6 billion at December 31, 2020 from $15.2 billion at December 31, 2019. In 2020, the increase in AUM was driven by favorable market returns of $1.3 billion and positive net flows of $0.1 billion. In 2019, the $1.0 billion increase in AUM from 2018 was primarily driven by favorable market returns of $2.0 billion, partially offset by net outflows of $1.0 billion. The decrease in Total revenue of 4% from the prior year is driven primarily by a reduction in the average effective fee rate.
Announced Acquisition
As previously announced on January 4, 2021, the Company entered into an Agreement and Plan of Merger with SVB pursuant to which SVB will acquire the Company. The transaction has been unanimously approved by both companies' Boards of Directors and is expected to close in mid-2021, subject to the satisfaction of customary closing conditions, including the receipt of customary regulatory approvals and approval by the shareholders of the Company.
Impact of the COVID-19 Pandemic
The COVID-19 pandemic has caused, and continues to cause, substantial disruptions to the global economy and to the customers and communities that we serve. In response to the pandemic, the Company implemented business continuity contingency plans, including company-wide remote working arrangements. We are also focused on supporting our clients who may be experiencing a financial hardship due to the COVID-19 pandemic, including by participating in the SBA's PPP and offering loan deferrals and forbearance as needed, including our Residential mortgage and Home equity line loan deferment program and Commercial and industrial loan deferment program, and creating the Commercial real estate second loan program. We will continue to evaluate this fluid situation and take additional actions as necessary.
Additional information regarding the effects and potential effects of the ongoing COVID-19 pandemic on the Company's business, operating results and financial condition is described in this Management Discussion and Analysis. See also Part I. Item 1. "Business - Supervision and Regulation" and Part I. Item 1A. "Risk Factors" for further details.
Mortgage Deferment Program
In response to the COVID-19 pandemic, the Bank initiated a Residential mortgage and Home equity line loan deferment program under which principal and interest payments on qualifying loans are generally deferred for initially three months and the loan term is extended three months; if requested, the loan may be deferred for a subsequent three months. Loans that are deferred under the program are not considered TDRs or past due based on current regulatory guidance. In total, approximately 365 Residential mortgages and Home equity loans totaling approximately $220.0 million have been processed under the program. As of December 31, 2020, deferrals for approximately 300 loans totaling approximately $200.0 million have expired with the loans returning to payment, while approximately 40 loans totaling approximately $15.0 million remain in deferral under the program. Approximately 25 loans totaling approximately $5.0 million are delinquent on payment terms as of December 31, 2020 after the deferral expired, primarily First Time Home Buyer loans.
Commercial and Industrial Loan Deferment Program
Additionally, in response to the COVID-19 pandemic, the Bank initiated a program offering qualified Commercial and industrial borrowers principal payment deferral for six months, with the deferred principal added to the last payment. In total, approximately 85 Commercial and industrial loans totaling approximately $125.0 million have been processed under the program. As of December 31, 2020, deferrals for approximately 80 loans totaling approximately $115.0 million have expired with the loans returning to payment, while approximately five loans totaling approximately $10.0 million remain in deferral under the program. Of the loans that came off deferral, no loans are delinquent on payment terms as of December 31, 2020.
Commercial Real Estate Second Loan Program
In response to the COVID-19 pandemic, the Bank also initiated a program to offer qualifying Commercial real estate borrowers a second mortgage to cover up to one year of principal and interest payments. In order to qualify for the loan, the total exposure after receiving the second mortgage for each borrower could not exceed a 75% loan-to-value ratio, and the loans were required to be current at the time of application, amongst other conditions. In total, borrowers with approximately 240 existing loans totaling $1.3 billion requested and were approved for these second mortgages, representing approximately 50% of the Commercial real estate loan balance. As of December 31, 2020, the borrowers associated with the $1.3 billion of existing loans had an outstanding balance of approximately $72.0 million. The Company does not anticipate a material increase in the program balance of new loans in the future, and the principal balance will amortize down over the life of the loan, generally five years. In addition to, and outside of the Commercial real estate second loan program, the Bank offered qualified Commercial real estate borrowers principal payment deferral for up to 12 months, with the deferred principal added to the balance due at maturity. In total, 13 Commercial real estate borrowers with loans totaling $49.0 million accepted this accommodation. As of December 31, 2020, deferrals for 10 borrowers with loans totaling $40.3 million have expired with the loans returning to payment, while 3 borrowers with loans totaling approximately $8.7 million remain in deferral. Of the loans that came off deferral, no loans are delinquent on payment terms as of December 31, 2020. The entire Commercial real estate portfolio will continue to be monitored for credit deterioration regardless of their participation in the plan.
Credit Quality and Provision for Loan Losses
The Company continues to monitor and evaluate the impact of the COVID-19 pandemic on the credit quality of our assets. Total criticized and classified loans as of December 31, 2020 was $318.0 million, a decrease of $4.6 million, or 1%, linked quarter, primarily driven by $39.0 million of loan payoffs, paydowns and upgrades, partially offset by $35.0 million of loan downgrades. Of the $35.0 million of downgrades in the fourth quarter of 2020, $31.0 million were Commercial real estate loans across eight relationships, primarily with retail, office, and hospitality collateral. During the fourth quarter of 2020, the Company recognized a total net provision credit of $5.4 million primarily driven by an improved economic forecast related to the current expected credit losses methodology, partially offset by increased qualitative reserves for Commercial real estate.
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
The Company’s Allowance for loan losses is accounted for in accordance with guidance issued by various regulatory agencies, including: the Federal Financial Institutions Examination Council Policy Statement on the Allowance for Loan and Lease Losses (October 2019); SEC Staff Accounting Bulletin No. 119 (November 2019); ASC 326, Financial Instruments ─ Credit Losses ("ASC 326"); and ASC 450, Contingencies.

Upon the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU 2016-13") on January 1, 2020, management's processes for the Allowance for loan losses has changed. The updates in this standard replace the incurred loss impairment methodology, previously accounted for in accordance with Receivables (“ASC 310”) while maintaining SEC Staff Accounting Bulletin No. 102 (July 2001), with the Current Expected Credit Losses model methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.
For periods disclosed prior to the adoption of ASU 2016-13 as of January 1, 2020, the Allowance for loan losses was determined under the incurred loss model. Upon the adoption of ASU 2016-13 on January 1, 2020, management's processes for the Allowance for loan losses has changed. The updates in this standard replace the incurred loss impairment methodology, previously accounted for in accordance with Receivables (“ASC 310”) and SEC Staff Accounting Bulletin No. 102 (July 2001), with the updated methodology described below that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies” for further details.
The Allowance for loan losses consists of two primary components: general reserves on pass, non-impaired special mention, and substandard loans as well as specific reserves on impaired loans. The calculation of the Allowance for loan losses involves a high degree of management judgment and estimates designed to reflect the inherent risk of loss in the loan portfolio at the measurement date The Allowance for loan losses is established based upon the Company's current estimate of expected lifetime credit losses on loans measured at amortized cost.
Under the Current Expected Credit Losses ("CECL") methodology, which the Company adopted on January 1, 2020, the Company estimates credit losses on a collective basis for loans sharing similar risk characteristics using a quantitative model combined with an assessment of certain qualitative factors designed to address risks not incorporated in the quantitative model output. The quantitative model utilizes economic factors and our selected peer groups' historical default and loss experience evaluated over the historical observation period to estimate expected credit losses. The expected credit losses are the product of multiplying the Company’s estimates of probability of default, net loss given default, and individual loan level exposure at default on an undiscounted basis. The model estimates expected credit losses using loan level data over the contractual life of the exposure, considering the effect of estimated prepayment and curtailment rates, both of which are derived from the Company's recent historical experience on the remaining portfolio segment balance over the life of the portfolio. Reasonable and supportable economic forecasts are incorporated into the estimate over a reasonable and supportable forecast period, beyond which is a reversion to the Company's historical long-run average of the macroeconomic variables, such as Gross Domestic Product, Unemployment, Consumer Confidence Index etc. Management has determined a reasonable and supportable period of two years and a straight line reversion period of twelve months to be appropriate for purposes of estimating expected credit losses. Management also applies a weight to the various forecasts to determine the reasonable and supportable economic forecasts. A portion of the collective Allowance for loan losses is related to the qualitative factors used to adjust historical loss information for asset-specific characteristics and current conditions to the extent they are not captured sufficiently in the quantitative model. The qualitative factors are based on information not reflected in the quantitative models but are likely to impact the measurement of estimated credit losses. The Company's qualitative assessment includes the following factors:
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
A loan is considered impaired in accordance with ASC 326 when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured based on the fair value of the loan, expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, impairment may be determined based upon the observable market price of the loan, or the fair value of the collateral, less estimated costs to sell, if the loan is “collateral dependent.” A loan is collateral dependent if repayment of the loan is expected to be provided solely by the underlying collateral or sale of the underlying collateral. For collateral dependent loans, appraisals are generally used to determine the fair value. When a collateral dependent loan becomes impaired, an updated appraisal of the collateral is obtained, if appropriate. Appraised values are generally discounted for factors such as the Bank’s intention to liquidate the property quickly in a foreclosure sale or the date when the appraisal was performed if the Bank believes that collateral values have declined since the date the appraisal was done. The Bank may use a broker opinion of value in addition to an appraisal to validate the appraised value. In certain instances, the Bank may consider broker opinions of value as well as other qualitative factors while an appraisal is being prepared.
If the loan is deemed to be collateral dependent, generally the difference between the book balance (client balance less any prior charge-offs or client interest payments applied to principal) and the fair value of the collateral is taken as a partial charge-off through the Allowance for loan losses in the current period. If the loan is not determined to be collateral dependent, then a specific allocation to the general reserve is established for the difference between the book balance of the loan and the expected future cash flows discounted at the loan’s effective interest rate. Charge-offs for loans not considered to be collateral dependent are made when it is determined a loss has been incurred. Impaired loans are removed from the general loan pools. There may be instances where the loan is considered impaired although based on the fair value of underlying collateral or the discounted expected future cash flows there is no impairment to be recognized. In addition, all loans which are classified as TDRs are considered impaired.
While this evaluation process utilizes historical and other objective information, the classification of loans and the establishment of the Allowance for loan losses rely to a great extent on the judgment and experience of management. While management evaluates currently available information in establishing the Allowance for loan losses, future adjustments to the Allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution’s Allowance for loan losses as well as loan grades/classifications.
Changes to the required level in the Allowance for loan losses result in either a Provision for loan losses, if an increase is required, or a Provision credit for loan losses, if a decrease is required. Loan losses are charged to the Allowance for loan losses when available information confirms that specific loans, or portions thereof, are uncollectible. Recoveries on loans previously charged-off are credited to the Allowance for loan losses when received in cash or when the Bank takes possession of other assets.
Accrued interest receivable amounts are excluded from balances of loans held at amortized cost and are included within Accrued interest receivable on the Consolidated Balance Sheets. Management has elected not to measure an Allowance for loan losses on these amounts as the Company employs a timely write-off policy as generally any loan over 89 days past-due is put on non-accrual status and any associated accrued interest is reversed.
Results of Operations
Comparison of Years Ended December 31, 2020, 2019 and 2018
Net income. The Company recorded Net income from continuing operations for the year ended December 31, 2020 of $45.2 million, compared to Net income from continuing operations of $80.4 million and $81.9 million in 2019 and 2018, respectively. Net income attributable to the Company, which includes income from both continuing and discontinued operations, if any, less Net income attributable to noncontrolling interests, for the year ended December 31, 2020 was $45.2 million, compared to income of $80.0 million and $80.4 million in 2019 and 2018, respectively.
The Company recognized Diluted earnings per share from continuing operations for the year ended December 31, 2020 of $0.55 per share, compared to $0.97 per share and $0.90 per share in 2019 and 2018, respectively. Diluted earnings per share attributable to common shareholders, which includes both continuing and discontinued operations, if any, for the year ended December 31, 2020 was $0.55 per share, compared to earnings of $0.97 per share and $0.92 per share in 2019 and 2018, respectively. Net income from continuing operations in 2020 and 2019 was positively impacted by decreases in the redemption value of certain redeemable noncontrolling interests, which increased income available to common shareholders. Net income from continuing operations in 2018 was partially offset by dividends paid on preferred stock, net of a decrease in the redemption value of certain redeemable noncontrolling interests. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 16: Earnings Per Share” for further detail on the charges made to arrive at income attributable to common shareholders.

The following discussions are based on the Company’s continuing operations, unless otherwise stated.
Condensed Consolidated Statements of Operations
The following table presents selected financial highlights:

	Year ended December 31,			2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	$ Change	% Change	$ Change	% Change
	(In thousands, except percentages)
Net interest income	$233,426	$228,076	$234,566	$5,350	2%	$(6,490)	(3)%
Provision/(credit) for loan losses	31,998	(3,564)	(2,198)	35,562	nm	(1,366)	62%
Fees and other income:
Wealth management and trust fees	72,888	75,757	99,818	(2,869)	(4)%	(24,061)	(24)%
Investment management fees	6,261	10,155	21,728	(3,894)	(38)%	(11,573)	(53)%
Other banking fee income	10,509	10,948	9,826	(439)	(4)%	1,122	11%
Gain on sale of loans, net	2,028	1,622	243	406	25%	1,379	nm
Gain on sale of affiliate	—	—	18,142	—	nm	(18,142)	(100)%
Other income	2,198	3,065	240	(867)	(28)%	2,825	nm
Total fees and other income	93,884	101,547	149,997	(7,663)	(8)%	(48,450)	(32)%
Expenses:
Total operating expense, adjusted	241,265	228,560	259,527	12,705	6%	(30,967)	(12)%
Restructuring expense	—	1,646	7,828	(1,646)	(100)%	(6,182)	(79)%
Total operating expense	241,265	230,206	267,355	11,059	5%	(37,149)	(14)%
Income before income taxes	54,047	102,981	119,406	(48,934)	(48)%	(16,425)	(14)%
Income tax expense	8,888	22,591	37,537	(13,703)	(61)%	(14,946)	(40)%
Net income from continuing operations	45,159	80,390	81,869	(35,231)	(44)%	(1,479)	(2)%
Net income from discontinued operations	—	—	2,002	—	nm	(2,002)	(100)%
Less: Net income attributable to noncontrolling interests	6	362	3,487	(356)	(98)%	(3,125)	(90)%
Net income attributable to the Company	$45,153	$80,028	$80,384	$(34,875)	(44)%	$(356)	—%
________________
nm - not meaningful
Net Interest Income and Margin
Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference between the average yield earned on total interest-earning assets and the average rate paid on total interest-bearing liabilities. NIM is the amount of Net interest income expressed as a percentage of average interest-earning assets. The average yield earned on earning assets is the amount of annualized interest income expressed as a percentage of average earning assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities. When credit quality declines and loans are placed on nonaccrual status, NIM can decrease because the same assets are earning less income. $106.9 million of loans that were graded substandard but were still accruing interest income at December 31, 2020 could be placed on nonaccrual status if their credit quality declines further.
Net interest income for the year ended December 31, 2020 was $233.4 million, an increase of $5.4 million, or 2%, compared to 2019, after a decrease of $6.5 million, or 3%, from 2018 to 2019. The increase in Net interest income in 2020 was primarily driven by lower funding costs and the addition of PPP-related income, partially offset by lower interest rates on interest-earning assets. The decrease in Net interest income in 2019 was primarily driven by an increase in rates paid on deposits and borrowings, partially offset by increased yields and volumes on loans. NIM was 2.69%, 2.80%, and 2.92% for the years ended December 31, 2020, 2019, and 2018, respectively.
The following table presents the composition of the Company’s NIM for the years ended December 31, 2020, 2019, and 2018.

	Year Ended December 31,
	Average Balance			Interest Income/Expense			Average Yield/Rate
AVERAGE BALANCE SHEET:	2020	2019	2018	2020	2019	2018	2020	2019	2018
AVERAGE ASSETS	(In thousands)
Interest-earning assets:
Cash and investments (1):
Taxable investment securities	$202,557	$217,653	$325,159	$3,429	$4,113	$6,007	1.69%	1.89%	1.85%
Non-taxable investment securities	315,903	307,005	298,450	7,950	7,702	7,094	2.52%	2.51%	2.38%
Mortgage-backed securities	535,302	502,949	561,929	10,292	10,793	12,091	1.92%	2.15%	2.15%
Short-term investments and other	437,177	110,877	164,712	2,994	4,259	5,187	0.69%	3.84%	3.15%
Total cash and investments	1,490,939	1,138,484	1,350,250	24,665	26,867	30,379	1.65%	2.36%	2.25%
Loans: (2)
Commercial and industrial	1,064,512	1,101,635	983,699	37,250	44,949	37,985	3.50%	4.08%	3.86%
Paycheck Protection Program	251,016	—	—	7,761	—	—	3.11%	—%	—%
Commercial real estate	2,651,554	2,496,878	2,449,039	99,726	115,507	112,037	3.76%	4.63%	4.57%
Construction and land	214,074	206,624	181,315	8,574	10,198	8,731	4.00%	4.94%	4.82%
Residential	2,810,786	2,983,173	2,806,046	89,677	101,122	92,892	3.19%	3.39%	3.31%
Home equity	84,502	88,917	94,823	2,901	4,353	4,320	3.43%	4.90%	4.56%
Consumer and other	122,312	129,701	167,139	3,151	5,451	6,560	2.58%	4.20%	3.92%
Total loans	7,198,756	7,006,928	6,682,061	249,040	281,580	262,525	3.46%	4.02%	3.93%
Total earning assets	8,689,695	8,145,412	8,032,311	273,705	308,447	292,904	3.15%	3.79%	3.65%

Less: Allowance for loan losses	73,636	74,969	74,174
Cash and due from banks	40,800	47,286	49,282
Other assets	628,049	527,269	402,821
TOTAL AVERAGE ASSETS	$9,284,908	$8,644,998	$8,410,240
AVERAGE LIABILITIES, RNCI, AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and NOW	$709,357	$654,712	$694,674	$816	$1,099	$1,197	0.12%	0.17%	0.17%
Money market	4,014,481	3,395,842	3,202,616	23,550	43,521	27,469	0.59%	1.28%	0.86%
Certificates of deposits	611,829	730,693	714,827	7,635	14,463	11,180	1.25%	1.98%	1.56%
Total interest-bearing deposits	5,335,667	4,781,247	4,612,117	32,001	59,083	39,846	0.60%	1.24%	0.86%
Junior subordinated debentures	106,363	106,363	106,363	2,670	4,189	3,925	2.50%	3.94%	3.69%
FHLB borrowings and other	430,176	748,628	795,050	5,608	17,099	14,567	1.30%	2.28%	1.83%
Total interest-bearing liabilities	5,872,206	5,636,238	5,513,530	40,279	80,371	58,338	0.69%	1.43%	1.06%
Noninterest bearing demand deposits	2,266,801	1,962,951	1,984,660
Payables and other liabilities	299,301	247,163	137,323
Total average liabilities	8,438,308	7,846,352	7,635,513
Redeemable noncontrolling interests	308	1,593	14,859
Average shareholders’ equity	846,292	797,053	759,868
TOTAL AVERAGE LIABILITIES, RNCI, AND SHAREHOLDERS’ EQUITY	$9,284,908	$8,644,998	$8,410,240
Net interest income				$233,426	$228,076	$234,566
Interest rate spread							2.46%	2.36%	2.59%
Net interest margin							2.69%	2.80%	2.92%
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

	2020 vs. 2019			2019 vs. 2018
	Change Due To			Change Due To
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Interest income on interest-earning assets:
Total cash and investments	$(9,254)	$7,052	$(2,202)	$1,430	$(4,942)	$(3,512)
Loans:
Commercial and industrial	(6,226)	(1,473)	(7,699)	2,235	4,729	6,964
Paycheck Protection Program	—	7,761	7,761	—	—	—
Commercial real estate	(22,603)	6,822	(15,781)	1,266	2,204	3,470
Construction and land	(1,981)	357	(1,624)	222	1,245	1,467
Residential	(5,772)	(5,673)	(11,445)	2,265	5,965	8,230
Home equity	(1,245)	(207)	(1,452)	311	(278)	33
Consumer and other	(2,005)	(295)	(2,300)	439	(1,548)	(1,109)
Total interest and dividend income	(49,086)	14,344	(34,742)	8,168	7,375	15,543
Interest expense on interest-bearing liabilities:
Deposits:
Savings and NOW	(368)	85	(283)	(30)	(68)	(98)
Money market	(26,818)	6,847	(19,971)	14,306	1,746	16,052
Certificates of deposits	(4,741)	(2,087)	(6,828)	3,030	253	3,283
Junior subordinated debentures	(1,519)	—	(1,519)	264	—	264
FHLB borrowings and other	(5,771)	(5,720)	(11,491)	3,423	(891)	2,532
Total interest expense	(39,217)	(875)	(40,092)	20,993	1,040	22,033
Net interest income	$(9,869)	$15,219	$5,350	$(12,825)	$6,335	$(6,490)
Net interest income. Net interest income increased 2% from 2019 to 2020, after decreasing 3% from 2018 to 2019. The increase in Net interest income in 2020 was primarily driven by lower funding costs and the addition of PPP-related income, partially offset by lower interest on interest-earning assets. The decrease in Net interest income in 2019 was primarily driven by an increase in the average rate paid on deposits, partially offset by higher yields and higher average balances of loans, and a decrease in the average balance of borrowings. These changes are discussed in more detail below.
The Company’s NIM decreased 11 basis points to 2.69% in 2020 from 2.80% in 2019, after decreasing 12 basis points in 2019 from 2.92% in 2018. Although Net interest income increased, the decrease in the Company’s Net interest margin in 2020 was driven primarily by lower yields on interest-earning assets and higher volumes of interest-earning assets, primarily excess cash balances held at lower rates, partially offset by lower funding costs. The decrease in the Company’s NIM in 2019 was primarily driven by the increased cost of deposits and borrowings, partially offset by higher yields on the loan portfolio and interest recoveries on previously nonaccrual loans as loan yields increased at a slower rate than deposits and borrowings.
Total interest and dividend income. Total interest and dividend income for the year ended December 31, 2020 was $273.7 million, a decrease of $34.7 million, or 11%, compared to 2019, after an increase of $15.5 million, or 5%, in 2019 from 2018. The 2020 decrease was primarily driven by lower yields on loans and cash and investments, partially offset by the addition of PPP loans and higher volume of cash and investments. The 2019 increase was primarily driven by higher yields on investments and loans and higher volume of loans, partially offset by lower volume of investments.
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
Interest income on Commercial and industrial loans (including Commercial loans and Commercial tax-exempt loans), for the year ended December 31, 2020 was $37.3 million, a decrease of $7.7 million, or 17%, compared to 2019, after an increase of $7.0 million, or 18%, in 2019 from 2018. The 2020 decrease was primarily driven by a 58 basis point decrease in average yield and a 3% decrease in the average balance. The 2019 increase was primarily driven by a 12% increase in the average balance and a 22 basis point increase in average yield. The 2020 decrease in the average yield was primarily the result of decreases to the interest rate benchmarks to which the variable rate loans are tied and lower yields on loan originations. The 2019 change in the average yield was primarily driven by the impact of the timing of benchmark interest rate increases in 2018 compared to the timing of benchmark interest rate cuts in 2019. The 2020 decrease in the average balance was related primarily to lower revolving line of credit usage. The 2019 increase in the average balance was primarily driven by organic growth, primarily in the New England region.
Interest income on PPP loans for the year ended December 31, 2020 was $7.8 million. The Company began earning interest income on PPP loans in the second quarter of 2020. Interest income on PPP loans includes interest earned on the loans and the accretion of origination fees over the life of the loans. If a loan is forgiven or otherwise paid off, the remainder of the processing fee will be accreted through Net interest income. As of December 31, 2020, approximately $62.2 million of loans were forgiven by the SBA, and a total of $5.1 million was accreted through Net interest income.
Interest income on Commercial real estate loans for the year ended December 31, 2020 was $99.7 million, a decrease of $15.8 million, or 14%, compared to 2019, after increasing $3.5 million, or 3%, in 2019 from 2018. The 2020 decrease was primarily driven by an 87 basis point decrease in average yield, partially offset by a 6% increase in average balance. The 2019 increase was primarily driven by a 6 basis point increase in average yield and a 2% increase in average balance. The 2020 decrease in the average yield was primarily the result of decreases to the interest rate benchmarks to which the variable rate loans are tied and lower yields on loan originations. The 2019 increase in the average yield was primarily driven by the impact of the timing of benchmark interest rate increases in 2018 compared to the timing of benchmark interest rate cuts in 2019. The 2020 increase in the average balance was related primarily to the addition of approximately $80.0 million of loans under the Commercial real estate second loan program in the second quarter of 2020 as part of the relief measures provided to clients as a result of the COVID-19 pandemic. The 2019 increase in the average balance was primarily driven by organic growth, primarily in the Southern California and Northern California regions.
Interest income on Construction and land loans for the year ended December 31, 2020 was $8.6 million, a decrease of $1.6 million, or 16%, compared to 2019, after increasing $1.5 million, or 18%, in 2019 from 2018. The 2020 decrease was primarily driven by a 94 basis point decrease in average yield, partially offset by a 4% increase in average balance. The 2019 increase was primarily driven by a 14% increase in average balance and a 12 basis point increase in average yield. The 2020 decrease in the average yield was primarily the result of decreases to the interest rate benchmarks to which the variable rate loans are tied. The 2019 increase in the average yield were primarily driven by the impact of the timing of benchmark interest rate increases in 2018 compared to the timing of benchmark interest rate cuts in 2019. The 2020 increase in the average balance was related primarily to line drawdowns, primarily in Southern California. The 2019 increase in average balance was primarily driven by organic fluctuations in a small number of large balance loans which show as large percentage changes given the relative size of the total loan balance.
Interest income on Residential mortgage loans for the year ended December 31, 2020 was $89.7 million, a decrease of $11.4 million, or 11%, compared to 2019, after increasing $8.2 million, or 9%, in 2019 from 2018. The 2020 decrease was primarily driven by a 20 basis point decrease in average yield and a 6% decrease in average balance. The 2019 increase was primarily driven by a 6% increase in average balance and an 8 basis point increase in average yield. The 2020 decrease in the average yield was primarily the result of decreases to the interest rate benchmarks to which the variable rate loans are tied and lower yields on loan originations. The 2019 increase in the average yield was primarily driven by new loans being originated at higher interest rates. The 2020 decrease in the average balance was primarily driven by the sale of approximately $72.0 million of Residential loans in the third quarter of 2020. The 2019 increase in the average balance was primarily driven by organic growth of the Residential loan portfolio, specifically in the New England and Southern California markets, partially offset by the sale of $190.7 million of Residential loans in 2019.
Interest income on Home equity loans for the year ended December 31, 2020 was $2.9 million, a decrease of $1.5 million, or 33%, compared to 2019, after remaining flat in 2019 from 2018. The 2020 decrease was driven by a 147 basis point decrease in average yield and a 5% decrease in the average balance. The 2020 decrease in the average yield was primarily the result of decreases to the interest rate benchmarks to which the variable rate loans are tied. The 2019 increase in the average yield was primarily driven by the impact of the timing of benchmark interest rate increases in 2018 compared to the timing of benchmark interest rate cuts in 2019. The 2020 decrease in the average balance was primarily driven by reduced demand as a result of economic uncertainty related to the COVID-19 pandemic. The 2019 decrease in the average balance was primarily due to decreases in client demand given the increase in interest rates as the loans are lines of credit.
Interest income on Other consumer loans for the year ended December 31, 2020 was $3.2 million, a decrease of $2.3 million, or 42%, compared to 2019, after also decreasing $1.1 million, or 17%, in 2019 from 2018. The 2020 decrease was primarily the result of a 162 basis point decrease in the average yield and a 6% decrease in the average balance. The 2019 decrease was primarily the result of a 22% decrease in the average balance, partially offset by a 28 basis point increase in the average yield. The 2020 decrease in the average yield was primarily the result of decreases to the interest rate benchmarks to which the variable rate loans are tied. The 2019 increase in the average yield was primarily driven by the impact of the timing of benchmark interest rate increases in 2018 compared to the timing of benchmark interest rate cuts in 2019. The 2020 decrease in the average balance was primarily driven by a strategic decision to slow new consumer loan growth. The 2019 decrease in average balance was primarily due to changes in client demand.

Investment income for the year ended December 31, 2020 was $24.7 million, a decrease of $2.2 million, or 8%, compared to 2019, after also decreasing $3.5 million, or 12%, in 2019 from 2018. The 2020 decrease was the result of a 71 basis point decrease in the average yield, partially offset by a 31% increase in the average balance. The 2019 decrease was the result of a 16% decrease in the average balance, partially offset by an 11 basis point increase in the average yield. The decrease in the average yield in 2020 was primarily due to the lower interest rate environment. The increase in the average yield in 2019 was primarily driven by increases in the federal discount rate and higher dividends paid on FHLB stock. The increase in Total cash and investments average balance in 2020 was primarily due to additional cash from higher client deposit balances. The decrease in Total cash and investments average balance in 2019 was primarily driven by the use of investment and other cash flows to fund loan growth instead of reinvesting in additional investment securities in response to a flattening yield curve.
Total interest expense. Total interest expense on deposits and borrowings for the year ended December 31, 2020 was $40.3 million, a decrease of $40.1 million, or 50%, compared to 2019, after increasing $22.0 million, or 38%, in 2019 from 2018.
Interest expense on deposits for the year ended December 31, 2020 was $32.0 million, a decrease of $27.1 million, or 46%, compared to 2019, after increasing $19.2 million, or 48%, in 2019 from 2018. The 2020 decrease was primarily driven by a 64 basis point decrease in average rate paid on deposits, partially offset by a 12% increase in the average balance of total deposits. The 2019 increase was primarily driven by a 38 basis point increase in average rate paid on deposits and a 4% increase in the average balance of total deposits. The decrease in the average yield in 2020 was primarily driven by wholesale reductions in rates paid for deposit accounts given decreases in interest rates as a result of the COVID-19 pandemic. The increase in the average yield in 2019 was primarily driven by the increase in rates in 2018, which carry forward for much of 2019, impacting all deposit types, specifically Money market deposits and Certificates of deposits, and was primarily driven by increases to market interest rates. The 2020 increase in the average balance was driven by an increase in new and existing client deposits primarily in Money market and NOW accounts, partially offset by a decrease in Certificates of deposits. The 2019 increase in the average balance was driven by increases to Money market deposits and Certificates of deposit accounts.
Interest paid on borrowings for the year ended December 31, 2020 was $8.3 million, a decrease of $13.0 million, or 61%, compared to 2019, after increasing $2.8 million, or 15%, in 2019 from 2018. The 2020 decrease was primarily the result of a 144 basis point decrease in average rate paid on Junior subordinated debentures, a 98 basis point decrease in average rate paid on FHLB borrowings, and a 43% decrease in the average balance of FHLB borrowings and other. The average rate paid on FHLB borrowings is affected by both the yield and the structure or term of the borrowing. The 2019 increase was primarily the result of a 45 basis point increase in average rate paid on FHLB borrowings and a 25 basis point increase in the average rate paid on Junior subordinated debentures, partially offset by a 6% decrease in average balance of FHLB borrowings and other. The 2020 decrease in the average rates paid was primarily driven by the decreases in benchmark interest rates to which the instruments are tied. The 2019 increase in average rates paid were the result of increases in market interest rates. The 2020 decrease in the average balance for FHLB borrowings and other was primarily driven by the repayment of FHLB borrowings in 2020, as the increase in deposits was used to pay down higher cost borrowings.
Discussion of Noninterest Condensed Consolidated Statements of Operations
Provision/(credit) for loan losses. For the year ended December 31, 2020, the Provision/(credit) for loan losses was an expense of $32.0 million, compared to credits of $3.6 million and $2.2 million in 2019 and 2018, respectively. The 2020 Provision for loan losses was primarily driven by the change in Allowance for loan losses methodology from the incurred loss model to the current expected credit loss model, the current reasonable and supportable economic forecast deterioration as a result of the COVID-19 pandemic, and the net change in qualitative factors to account for risks and assumptions related to our loan portfolio not incorporated in the forecasts. The 2019 credit to the Provision for loan losses was primarily driven by a net decrease in criticized and classified loans and an improvement in loss factors, partially offset by loan growth and a change in loan mix and loan volume. The 2018 credit to the provision for loan losses was primarily driven by net recoveries, an improvement in loss factors, and a decrease in criticized loans, partially offset by loan growth and the composition of the loan portfolio.
The Provision/(credit) for loan losses is determined as a result of the required level of the Allowance for loan losses, estimated by management, which reflects the inherent risk of loss in the loan portfolio as of the balance sheet dates. The Company estimates credit losses on a collective basis for loans sharing similar risk characteristics using a quantitative model combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output. The quantitative model utilizes a factor-based approach to estimate expected credit losses using probability of default and loss given default, which are derived from a selected peer group's historical default and loss experience. The model estimates expected credit losses using loan level data over the contractual life of the exposure, considering the effect of prepayments and curtailments. Economic forecasts are incorporated into the estimate over a reasonable and supportable forecast period, beyond which is a reversion to the Company's historical long-run average. Qualitative factors are estimated by management and include trends in problem loans, strength of management, concentration risk and underwriting standards. For further details, see Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio and Credit Quality” below. For periods disclosed prior to the adoption of ASU

2016-13 as of January 1, 2020, the Allowance for loan losses was determined under the incurred loss model. Refer to Part II. Item 8. "Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies" for a description of the methodology.
Total fees and other income. For the year ended December 31, 2020, Total fees and other income was $93.9 million, a decrease of $7.7 million, or 8%, from the same period in 2019, compared to a decrease of $48.5 million, or 32%, from 2018 to 2019. The 2020 decrease was primarily driven by decreases in Investment management fees and Wealth management and trust fees. The 2019 decrease was primarily driven by the sales of Anchor and BOS in 2018 decreasing Investment management fees and Wealth management and trust fees, and the $18.1 million gain on the sale of BOS in 2018.
Wealth management and trust fees for the year ended December 31, 2020 was $72.9 million, a decrease of $2.9 million, or 4%, from the same period in 2019, compared to a decrease of $24.1 million, or 24%, from 2018 to 2019. AUM in the Wealth Management and Trust segment increased $1.4 billion, or 9%, to $16.6 billion at December 31, 2020 from $15.2 billion at December 31, 2019. The AUM increase in 2020 was the result of favorable market returns of $1.3 billion and net inflows of $0.1 billion. The decrease in Wealth management and trust fees in 2020 was driven primarily by a reduction in the average effective fee rate. Fee income from BOS is included within Wealth management and trust fees for the period BOS was owned. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies” for additional information on the reporting of historical results for Anchor and BOS.
Investment management fees for the year ended December 31, 2020 was $6.3 million, a decrease of $3.9 million, or 38%, from the same period in 2019, compared to a decrease of $11.6 million, or 53%, from 2018 to 2019. The decrease in revenue in 2020 was primarily driven by negative net flows at DGHM. The decrease in revenue in 2019 was primarily driven by the sale of Anchor in the second quarter of 2018 and a decrease in fee income at DGHM.
Gain on sale of affiliate for the years ended December 31, 2020 and 2019 was zero, compared to a gain of $18.1 million in 2018. As discussed above, the gain of $18.1 million in 2018 relates to the sale of BOS. There were no sales of affiliates in 2020 or 2019.
Other income for the year ended December 31, 2020 was $2.2 million, a decrease of $0.8 million, or 26%, from the same period in 2019, compared to an increase of $2.1 million, from 2018 to 2019. The decrease in 2020 was primarily driven by the impact of the market value adjustment on derivatives and the value of the rabbi trust securities related to the Company's deferred compensation plan, partially offset by an increase in miscellaneous income primarily due to the addition of servicing rights related to the Residential loan sales in the third quarter of 2020 and the Federal Reserve's Main Street Lending Program. The increase in 2019 was primarily driven by an increase in the value of the rabbi trust securities related to the Company's deferred compensation plan and an increase in miscellaneous income.
Total operating expense. Total operating expense for the year ended December 31, 2020 was $241.3 million, an increase of $11.1 million, or 5%, from the same period in 2019, compared to a decrease of $37.1 million, or 14%, from 2018 to 2019. The increase in 2020 was primarily driven by increases in Information systems expense, Salaries and employee benefits expense, and the reserve for unfunded loan commitments within Other expense, partially offset by decreases in Restructuring expense, Professional services expense, and Occupancy and equipment expense. The decrease in 2019 was primarily driven by the impact of the sales of Anchor and BOS, lower Salaries and employee benefits expense, and lower Information systems expense. See below for additional information on expense drivers.
Salaries and employee benefits expense for the year ended December 31, 2020 was $139.7 million, an increase of $5.4 million, or 4%, from the same period in 2019, compared to a decrease of $27.2 million, or 17%, from 2018 to 2019. The increase in 2020 was driven primarily by an increase in salaries due to new hires in line with our strategic objectives. The decrease in 2019 was driven primarily by the impact of the sales of Anchor and BOS as well as realized savings from previously-enacted efficiency initiatives.
Occupancy and equipment expense for the year ended December 31, 2020 was $31.1 million, a decrease of $1.0 million, or 3%, from the same period in 2019, compared to a decrease of $0.1 million, or flat, from 2018 to 2019. The decrease in 2020 was primarily driven by decreases in amortization expense on Right-of use assets and depreciation expense on leasehold improvements due to lease expirations that were not renewed in 2020. The decrease in 2019 was due to fully depreciated leasehold improvements and a gain on lease modifications, partially offset by an increase in rent expense related to new office locations.
Information systems expense consists of contract servicing, computer hardware and software charges, and technology service agreements. Information systems expense for the year ended December 31, 2020 was $29.6 million, an increase of $6.9 million, or 31%, from the same period in 2019, compared to a decrease of $2.5 million, or 10%, from 2018 to 2019. The increase in 2020 was primarily driven by information technology initiatives placed into service and an increase in costs related to building out remote working capabilities in 2020 due to the COVID-19 pandemic. The decrease in 2019 was primarily due to lower telecommunications expense as a result of previously-enacted efficiency initiatives and the impact of the sales of Anchor and BOS, partially offset by an increase in technology service agreements related to new technology initiatives.

Professional services expense for the year ended December 31, 2020 was $13.8 million, a decrease of $1.4 million, or 9%, from the same period in 2019, compared to an increase of $2.1 million, or 16%, from 2018 to 2019. The 2020 decrease was primarily driven by lower consulting fees. The 2019 increase was primarily driven by higher information technology consulting fees related to the implementation of technology initiatives, partially offset by lower recruitment expense.
Marketing and business development expense for the year ended December 31, 2020 was $6.3 million, a decrease of $0.1 million, or 2%, from the same period in 2019, compared to a decrease of $1.2 million, or 16%, from 2018 to 2019. The 2020 decrease was primarily driven by lower travel and business development expenses, partially offset by higher marketing program expense. The 2019 decrease was primarily driven by lower travel and business development expenses.
FDIC insurance expense for the year ended December 31, 2020 was $2.6 million, an increase of $1.3 million, from the same period in 2019, compared to a decrease of $1.6 million, or 55%, from 2018 to 2019. The 2020 increase was driven by the expiration of an FDIC insurance assessment credit received in the third quarter of 2019. The credit was utilized in full by the first quarter of 2020 and the Bank had resumed paying FDIC insurance for the remainder of 2020. The 2019 decrease was driven by $1.4 million of credits received by the Bank for its FDIC insurance premiums. In January 2019, the Bank received notification from the FDIC that it was eligible for small bank assessment credits of $2.0 million because the FDIC's Deposit Insurance Fund reserve ratio reserve ratio exceeded the target level.
Restructuring expense for the year ended December 31, 2020 was zero, compared to $1.6 million for the year ended December 31, 2019 as part of an efficiency program guided by a focus on improving operating efficiency and sustained earnings enhancement. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 2: Restructuring” for further detail.
Other expense for the year ended December 31, 2020 was $15.5 million, an increase of $1.6 million, or 11%, from the same period in 2019, compared to a decrease of $0.2 million, or 2%, from 2018 to 2019. The 2020 increase in Other expense was primarily driven by an increase to the reserve for unfunded loan commitments. The overall change in the reserve was driven by a change in Allowance for loan losses methodology, an increase in the reserve ratios as a result of the current reasonable and supportable economic forecasts due to the COVID-19 pandemic, and an increase in the balance of loan commitments. The 2019 decrease in Other expense was primarily driven by lower operational losses and other miscellaneous expense.
Income tax expense. Income tax expense for continuing operations for the year ended December 31, 2020 was $8.9 million, a decrease of $13.7 million, or 61%, from the same period in 2019, compared to a decrease of $14.9 million, or 40%, from 2018 to 2019. The effective tax rate for continuing operations for the year ended December 31, 2020 was 16.4%, compared to effective tax rates of 21.9% and 31.4% in 2019 and 2018, respectively. The effective tax rate for 2020 was lower than 2019 primarily due to the lower level of income in 2020 as compared to 2019. The effective tax rate for 2019 was lower than 2018 primarily due to the Income tax expense related to the Anchor transaction closing in 2018. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 17: Income Taxes” for further detail.
Net income from discontinued operations. Net income from discontinued operations for the years ended December 31, 2020 and 2019 was zero. The Company received its final quarterly payment from a revenue sharing agreement from Westfield in the first quarter of 2018. When the Company filed its 2017 federal tax return in the fourth quarter of 2018, there was also an adjustment to deferred taxes related to the Westfield revenue share, which resulted in an additional tax credit recorded to Net income from discontinued operations in the fourth quarter of 2018.

Financial Condition
Condensed Consolidated Balance Sheets and Discussion

	December 31,		$ Change	% Change
	2020	2019
	(In thousands)
Assets:
Total cash and investments	$2,404,619	$1,376,863	$1,027,756	75%
Loans held for sale	17,421	7,386	10,035	nm
Total loans	7,104,309	6,976,704	127,605	2%
Less: Allowance for loan losses	81,238	71,982	9,256	13%
Net loans	7,023,071	6,904,722	118,349	2%
Goodwill and intangible assets, net	66,663	67,959	(1,296)	(2)%
Right-of-use assets	97,859	102,075	(4,216)	(4)%
Other assets	439,100	371,496	67,604	18%
Total assets	$10,048,733	$8,830,501	$1,218,232	14%
Liabilities and Equity:
Deposits	$8,595,366	$7,241,476	$1,353,890	19%
Total borrowings	274,494	510,590	(236,096)	(46)%
Lease liabilities	112,339	117,214	(4,875)	(4)%
Other liabilities	198,526	140,820	57,706	41%
Total liabilities	9,180,725	8,010,100	1,170,625	15%
Redeemable noncontrolling interests	—	1,383	(1,383)	(100)%
Total shareholders’ equity	868,008	819,018	48,990	6%
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$10,048,733	$8,830,501	$1,218,232	14%
_______________
nm - not meaningful
Total assets. Total assets increased $1.2 billion, or 14%, to $10.0 billion at December 31, 2020 from $8.8 billion at December 31, 2019. The increase was primarily due to an increase in client deposits in 2020 which generated additional liquidity.
Cash and investments. Total cash and investments (consisting of Cash and cash equivalents, Investment securities available-for-sale, Investment securities held-to-maturity, Equity securities at fair value, and Stock in the FHLB and the Federal Reserve Bank) increased $1.0 billion, or 75%, to $2.4 billion, or 24% of Total assets at December 31, 2020 from $1.4 billion, or 16% of Total assets at December 31, 2019. The increase was primarily driven by an increase in Cash and cash equivalents of $0.8 billion, an increase in Investment securities available-for-sale of $265.4 million, or 27%, and an increase in Equity securities of $22.6 million, partially offset by a decrease in Investment securities held-to-maturity securities of $13.0 million, or 27%, and a decrease in FHLB stock of $10.4 million, or 27%. The increase in Cash and investments was driven by an increase in client deposits throughout the year which were primarily invested in cash and investment securities.
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
Investment securities available-for-sale and Investment securities held-to-maturity maturities, calls, principal payments, and sales, if any, net of purchases of investment securities used $227.8 million of cash during the year ended December 31, 2020, compared to $66.1 million of cash generated for the year ended December 31, 2019. Equity securities investment sales, net of investment purchases decreased cash by $22.6 million during the year ended December 31, 2020, compared to a decrease in cash of $4.6 million for the year ended December 31, 2019. Proceeds from investment securities are generally used to fund a portion of loan growth, pay down borrowings or purchase new investments. The timing of sales and reinvestments is based on various factors, including management’s evaluation of interest rate trends, credit risk, and the Company’s liquidity. The Company’s portfolio of Investment securities available-for-sale carried a total of $45.8 million of unrealized gains and $0.6 million of unrealized losses at December 31, 2020, compared to $15.0 million of unrealized gains and $3.6 million of unrealized losses at December 31, 2019. For information regarding the weighted average yield and maturity of investments, see Part II. Item 8. “Financial Statements and Supplementary Data - Note 4: Investment Securities.”

No impairment losses were recognized through earnings related to investment securities during the years ended December 31, 2020 and 2019. The amount of investment securities in an unrealized loss position greater than 12 months, as well as the total amount of unrealized losses, was primarily due to changes in interest rates since the securities were purchased and not due to credit quality or other risk factors.
The Company had no intent to sell any securities in an unrealized loss position at December 31, 2020, and it was not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized losses.
The following table summarizes the Company’s carrying value of Investment securities available-for-sale, Investment securities held-to-maturity, and Equity securities at fair value as of the dates indicated:

	December 31,
	2020	2019
	(In thousands)
Investment securities available-for-sale at fair value:
U.S. government and agencies	$20,984	$19,940
Government-sponsored entities	147,786	156,255
Municipal bonds	346,588	325,455
Mortgage-backed securities (1)	728,335	476,634
Total	$1,243,693	$978,284

Investment securities held-to-maturity at amortized cost:
Mortgage-backed securities (1)	$35,223	$48,212
Total	$35,223	$48,212

Equity securities at fair value:
Money market mutual funds	$41,452	$18,810
Total	$41,452	$18,810
______________________
(1)All Mortgage-backed securities are guaranteed by the U.S. government, U.S. government agencies, or government-sponsored entities.
Loans held for sale. Loans held for sale increased $10.0 million to $17.4 million at December 31, 2020 from $7.4 million at December 31, 2019. The balance of Loans held for sale relates to the timing and volume of Residential loans originated for sale and the ultimate sale transaction, which is typically executed within a short period of time following the loan origination.
Goodwill and intangible assets, net. Goodwill and intangible assets, net decreased $1.3 million, or 2%, to $66.7 million at December 31, 2020 from $68.0 million at December 31, 2019. The decrease was primarily driven by the Amortization of intangible assets, partially offset by an increase in the addition of servicing rights of $1.4 million. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 8: Goodwill and Other Intangible Assets” for a discussion of the annual goodwill impairment testing.
Goodwill is subject to annual impairment testing, or more frequently, if there is indication of impairment, based on guidance in ASC 350, Intangibles-Goodwill and Other. Long-lived intangible assets such as advisory contracts are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable in accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”).
Management performed its annual goodwill impairment testing during the fourth quarters of 2020 and 2019 for the Wealth Management and Trust reporting unit. Based on the qualitative assessments, there was no indication of impairment. For information regarding the 2020 goodwill impairment testing, see Part II. Item 8. “Financial Statements and Supplementary Data - Note 8: Goodwill and Other Intangible Assets.”
Other assets. Other assets consisting of Premises and equipment, net; Fees receivable; Accrued interest receivable; Deferred income taxes, net; Right-of-use ("ROU") assets; and Other assets, increased $63.4 million, or 13%, to $537.0 million at December 31, 2020, compared to $473.6 million at December 31, 2019.
Deferred income taxes, net, decreased $4.6 million, or 40%, to $6.8 million at December 31, 2020 from $11.4 million at December 31, 2019. The decrease was primarily due to the current year tax effect of Other comprehensive income of $9.5 million and the tax effect of the adoption of ASU 2016-13 of $5.5 million, partially offset by the deferred tax benefit of $10.4 million which was primarily related to the additional Allowance for loan losses. At December 31, 2020, no valuation allowance on the net deferred tax asset was required primarily due to the ability to generate future taxable income. The Company does not have any capital losses in excess of capital gains as of December 31, 2020.
Other assets, which consist primarily of Bank-owned life insurance (“BOLI”), prepaid expenses, investment in partnerships, interest rate derivatives, cash collateral, and other receivables, increased $71.9 million, or 25%, to $359.2 million at December 31, 2020 from $287.3 million at December 31, 2019. The increase was primarily due to an increase in the market value adjustment to derivative assets, an increase in cash collateral, and an increase to the investment in partnerships.
ROU assets at December 31, 2020 decreased $4.2 million, or 4%, to $97.9 million at December 31, 2020 from $102.1 million at December 31, 2019 due to amortization of ROU assets, lease expirations that were not renewed, and lease modifications, partially offset by the addition of real estate leases and equipment leases during the twelve months ended December 31, 2020. Upon adoption of the lease accounting standard, ASU 2016-02, the Company recognized $108.5 million of ROU assets on the face of the Consolidated Balance Sheets as of January 1, 2019. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 7: Premises, Equipment, and Leases.”
Deposits. Deposits increased $1.4 billion, or 19%, to $8.6 billion, at December 31, 2020 from $7.2 billion at December 31, 2019. The increase was driven by increased deposits from new and existing clients throughout the year. Deposits are the principal source of the Bank’s funds for use in lending, investments, and liquidity. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 10: Deposits” for further information.
The following table summarizes the average balances and interest rates paid on the Bank’s deposits:

	Year ended December 31, 2020
	Average Balance	Weighted Average Rate
	(In thousands)
Noninterest-bearing deposits:
Checking accounts	$2,266,801	—%
Interest bearing deposits:
Savings and NOW	709,357	0.12%
Money market	4,014,481	0.59%
Certificates of deposit	611,829	1.25%
Total interest bearing deposits	$5,335,667	0.60%
Total deposits	$7,602,468	0.42%
Certificates of deposit in denominations of $100,000 or greater had the following schedule of maturities:

	December 31,
	2020	2019
	(In thousands)
Less than 3 months remaining	$155,887	$223,122
3 to 6 months remaining	110,210	128,731
6 to 12 months remaining	180,646	133,757
More than 12 months remaining	31,104	24,097
Total	$477,847	$509,707
Borrowings. Total borrowings, which consists of Securities sold under agreements to repurchase; Federal funds purchased, if any; FHLB borrowings; and Junior subordinated debentures, decreased $236.1 million, or 46%, to $274.5 million at December 31, 2020 from $510.6 million at December 31, 2019. The decrease was primarily driven by the use of deposits to pay down higher cost borrowings.
Repurchase agreements increased $0.1 million to $53.5 million at December 31, 2020 from $53.4 million at December 31, 2019. Repurchase agreements are generally linked to Commercial demand deposit accounts with an overnight sweep feature.
From time to time, the Company purchases Federal funds from the FHLB and other banking institutions to supplement its liquidity position. The Company had no outstanding Federal funds purchased at December 31, 2020 and December 31, 2019. FHLB borrowings decreased $236.2 million, or 67%, to $114.7 million at December 31, 2020 from $350.8 million at December 31, 2019. FHLB borrowings are generally used to provide additional funding for loan growth when the rate of loan growth exceeds deposit growth and to manage interest rate risk, but can also be used as an additional source of liquidity for the Bank. Given the higher deposits and cash balances at December 31, 2020, there was less need for additional liquidity from the purchase of Federal funds or FHLB borrowings. During the fourth quarter of 2020, the Company used additional liquidity to pay down $61.5 million of long-term FHLB borrowings, thereby incurring FHLB prepayment penalties of $0.4 million.

Other liabilities. Other liabilities, which consist primarily of accrued interest, accrued compensation, interest rate derivatives, other accrued expenses, and Lease liabilities, increased $52.8 million, or 20%, to $310.9 million at December 31, 2020 from $258.0 million at December 31, 2019. The increase was primarily due to an increase in the market value adjustment to derivative liabilities.
Lease liabilities decreased $4.9 million, or 4%, to $112.3 million at December 31, 2020 from $117.2 million at December 31, 2019 due to lease payments, and lease modifications, partially offset by the addition of new or renewed real estate leases and new equipment leases during the twelve months ended December 31, 2020. Upon adoption of the lease accounting standard discussed above, the Company recognized $124.1 million of Lease liabilities on the face of the Consolidated Balance Sheets as of January 1, 2019. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 7: Premises, Equipment, and Leases.”
Redeemable noncontrolling interests. Redeemable noncontrolling interests decreased $1.4 million, or 100%, at December 31, 2020 from the balance at December 31, 2019. The decrease was primarily due to fair value adjustments made throughout 2020 to the estimated maximum redemption value of the Company’s sole majority-owned affiliate, DGHM.
Loan Portfolio and Credit Quality
Loans. Total portfolio loans increased $127.6 million, or 2%, to $7.1 billion, or 71% of total assets, at December 31, 2020, from $7.0 billion, or 79% of total assets, at December 31, 2019. The following table presents a summary of the loan portfolio based on the portfolio segment and changes in balances as of the dates indicated:

	December 31, 2020	December 31, 2019	$ Change	% Change
	(In thousands)
Commercial and industrial	$558,343	$694,034	$(135,691)	(20)%
Paycheck Protection Program	312,356	—	312,356	n/a
Commercial tax-exempt	442,159	447,927	(5,768)	(1)%
Commercial real estate	2,757,375	2,551,274	206,101	8%
Construction and land	159,204	225,983	(66,779)	(30)%
Residential	2,677,464	2,839,155	(161,691)	(6)%
Home equity	77,364	83,657	(6,293)	(8)%
Consumer and other	120,044	134,674	(14,630)	(11)%
Total loans	$7,104,309	$6,976,704	$127,605	2%
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
Beginning in the first quarter of 2020, the Company made a change to the loan portfolio segmentation in which
Commercial and industrial and Commercial tax-exempt loans were bifurcated given their different underlying risk characteristics. Beginning in the second quarter of 2020, the Company also added a segment for PPP loans originated. For the period ended December 31, 2019 there were no such loans as the SBA initiated the program in the first quarter of 2020 in response to the COVID-19 pandemic.
The Bank’s loans are affected by the economic and real estate markets in which they are located. Generally, Commercial real estate, and Construction and land loans are affected more than Residential mortgage loans in an economic downturn. The ability to grow the loan portfolio is partially related to the Bank's ability to increase deposit levels. If, as a result of general economic conditions, market interest rates, competitive pressures, or otherwise, the amount of deposits at the Bank decreases, the Bank may be limited in its ability to grow its loan portfolio or may have to rely more heavily on higher cost borrowings as a source of funds in the future. During the year ended December 31, 2020, the Bank sold $72.0 million of Residential mortgage loans driven by Asset-Liability Management ("ALM") consideration and anticipated deposit levels.
The Bank’s Commercial real estate loan portfolio, the largest portfolio segment after Residential mortgage loans, includes loans secured by the following types of collateral as of the dates indicated:

	December 31, 2020	December 31, 2019
	(In thousands)
Multifamily and residential investment	$982,128	$899,583
Retail	593,440	631,796
Office and medical	562,805	487,133
Manufacturing, industrial, and warehouse	261,083	223,913
Hospitality	173,741	145,195
Other	184,178	163,654
Commercial real estate	$2,757,375	$2,551,274
Geographic concentration. The following tables present the Bank’s outstanding loan balance concentrations as of the dates indicated based on the location of the regional offices to which they are attributed.

	As of December 31, 2020
	New England		Northern California		Southern California		Total
	Amount	%	Amount	%	Amount	%	Amount	%
	(In thousands, except percentages)
Commercial and industrial	$437,235	6%	$38,650	1%	$82,458	1%	$558,343	8%
Paycheck Protection Program	162,373	2%	101,149	1%	48,834	1%	312,356	4%
Commercial tax-exempt	286,549	4%	145,014	2%	10,596	—%	442,159	6%
Commercial real estate	1,124,232	16%	904,174	13%	728,969	10%	2,757,375	39%
Construction and land	91,765	1%	27,775	—%	39,664	1%	159,204	2%
Residential	1,357,843	19%	539,608	8%	780,013	11%	2,677,464	38%
Home equity	51,070	1%	16,292	—%	10,002	—%	77,364	1%
Consumer and other	82,858	1%	4,020	—%	33,166	1%	120,044	2%
Total loans (1)	$3,593,925	50%	$1,776,682	25%	$1,733,702	25%	$7,104,309	100%

	As of December 31, 2019
	New England		Northern California		Southern California		Total
	Amount	%	Amount	%	Amount	%	Amount	%
	(In thousands, except percentages)
Commercial and industrial	$558,701	8%	$46,330	1%	$89,003	1%	$694,034	10%
Commercial tax-exempt	338,737	5%	98,266	1%	10,924	—%	447,927	6%
Commercial real estate	1,027,133	15%	769,777	11%	754,364	11%	2,551,274	37%
Construction and land	152,100	2%	31,484	—%	42,399	1%	225,983	3%
Residential	1,540,592	22%	558,307	8%	740,256	11%	2,839,155	41%
Home equity	55,226	1%	17,357	—%	11,074	—%	83,657	1%
Consumer and other	104,258	2%	11,265	—%	19,151	—%	134,674	2%
Total loans (1)	$3,776,747	55%	$1,532,786	21%	$1,667,171	24%	$6,976,704	100%
________________________
(1)Regional percentage totals may not reconcile due to rounding.

Loan portfolio composition. The following table presents the outstanding loan balances by class of receivable as of the dates indicated and the percent of each category to total loans.

	Year Ended December 31,
	2020		2019		2018		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(In thousands, except percentages)
Commercial and industrial	$558,343	8%	$694,034	10%	$623,037	9%	$520,992	8%	$611,370	10%
Paycheck Protection Program	312,356	4%	—	n/a	—	n/a	—	n/a	—	n/a
Commercial tax-exempt	442,159	6%	447,927	6%	451,671	7%	418,698	6%	398,604	6%
Commercial real estate	2,757,375	39%	2,551,274	37%	2,395,692	35%	2,440,220	37%	2,302,244	38%
Construction and land	159,204	2%	225,983	3%	240,306	3%	164,990	3%	104,839	2%
Residential	2,677,464	38%	2,839,155	41%	2,948,973	43%	2,682,533	41%	2,379,861	39%
Home equity	77,364	1%	83,657	1%	90,421	1%	99,958	2%	118,817	2%
Consumer and other	120,044	2%	134,674	2%	143,058	2%	177,637	3%	198,619	3%
Subtotal: Loans	7,104,309	100%	6,976,704	100%	6,893,158	100%	6,505,028	100%	6,114,354	100%
Less: Allowance for loan losses	81,238		71,982		75,312		74,742		78,077
Net loans	$7,023,071		$6,904,722		$6,817,846		$6,430,286		$6,036,277
Commercial and industrial loans. Commercial and industrial loans include working capital and revolving lines of credit, term loans for equipment and fixed assets, and SBA loans.
Paycheck Protection Program. PPP loans are loans made under the PPP as stipulated through the CARES Act.
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
Residential loans. While the Bank has no minimum size for mortgage loans, it concentrates its origination activities in the “Jumbo” segment of the market. This segment consists of loans secured by single-family and one- to four-unit properties in excess of the amount eligible for purchase by the Federal National Mortgage Association, which was $510 thousand at December 31, 2020 for the “General” limit and $766 thousand for single-family properties for the “High-Cost” limit, depending on from which specific geographic region of the Bank’s primary market areas the loan originated. The majority of the Bank’s Residential loan portfolio, including jumbo mortgage loans, is adjustable rate mortgages ("ARMs"). The ARM loans the Bank originates generally have a fixed interest rate for the first three to ten years and then adjust annually based on a market index such as U.S. Treasury or LIBOR yields. ARM loans may negatively impact the Bank’s interest income when they reprice if yields on U.S. Treasuries or LIBOR are lower than the yields at the time of origination. If rates reset higher, the Bank could see increased delinquencies if clients’ ability to make payments is impacted by the higher payments.
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
The following tables disclose the scheduled contractual maturities of portfolio loans by class of receivable at December 31, 2020. Loans having no stated maturity are reported as due in one year or less. The following tables also set forth the dollar amounts of loans that are scheduled to mature after one year segregated between fixed and adjustable interest rate loans.

	Amounts due:
	One year or less		After one through five years		Beyond five years		Total
	Balance	%	Balance	%	Balance	%	Balance	%
	(In thousands, except percentages)
Commercial and industrial	$187,095	3%	$181,729	3%	$189,519	2%	$558,343	8%
Paycheck Protection Program	—	—%	312,356	4%	—	—%	312,356	4%
Commercial tax-exempt	4,493	—%	8,318	—%	429,348	6%	442,159	6%
Commercial real estate	211,022	3%	1,192,629	17%	1,353,724	19%	2,757,375	39%
Construction and land	44,467	—%	56,542	1%	58,195	1%	159,204	2%
Residential	184	—%	2,088	—%	2,675,192	38%	2,677,464	38%
Home equity	—	—%	48	—%	77,316	1%	77,364	1%
Consumer and other	118,959	2%	534	—%	551	—%	120,044	2%
Total loans	$566,220	8%	$1,754,244	25%	$4,783,845	67%	$7,104,309	100%

	Interest rate terms on amounts due after one year:
	Fixed		Adjustable		Total
	Balance	%	Balance	%	Balance	%
	(In thousands, except percentages)
Commercial and industrial	$197,684	3%	$173,564	3%	$371,248	6%
Paycheck Protection Program	312,356	5%	—	—%	312,356	5%
Commercial tax-exempt	349,077	5%	88,589	1%	437,666	6%
Commercial real estate	1,143,632	17%	1,402,721	22%	2,546,353	39%
Construction and land	35,325	1%	79,412	1%	114,737	2%
Residential	562,919	9%	2,114,361	32%	2,677,280	41%
Home equity	—	—%	77,364	1%	77,364	1%
Consumer and other	327	—%	758	—%	1,085	—%
Total loans	$2,601,320	40%	$3,936,769	60%	$6,538,089	100%
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
The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan and are further subject to competitive pressures, market rates, the availability of funds, and legal and regulatory requirements. At December 31, 2020, approximately 60% of the Bank’s outstanding loans due after one year had interest rates that were either floating or adjustable in nature. See Part II. Item 7A. “Quantitative and Qualitative Disclosures about Market Risk - Interest Rate Sensitivity and Market Risk.”

Allowance for loan losses. The following table is an analysis of the Company’s Allowance for loan losses for the periods indicated:

	Year ended December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Total loans outstanding	$7,104,309	$6,976,704	$6,893,158	$6,505,028	$6,114,354
Average loans outstanding (1)	7,198,756	7,006,928	6,682,061	6,291,384	5,762,892
Allowance for loan losses, beginning of year	71,982	75,312	74,742	78,077	75.838
Total Impact of adopting ASU 2016-13	(20,385)	n/a	n/a	n/a	n/a
Allowance for loan losses, beginning of period, net	51,597	75,312	74,742	78,077	75.838
Charged-off loans:
Commercial and industrial (2)	(1,590)	(645)	(709)	(393)	(2,851)
Paycheck Protection Program	—	n/a	n/a	n/a	n/a
Commercial tax-exempt	—	n/a	n/a	n/a	n/a
Commercial real estate	—	—	(135)	—	—
Construction and land	—	—	—	—	(400)
Residential	—	—	(16)	(58)	(605)
Home equity	(1,157)	(562)	—	—	—
Consumer and other	(83)	(22)	(39)	(412)	(93)
Total charged-off loans	(2,830)	(1,229)	(899)	(863)	(3,949)
Recoveries on loans previously charged-off:
Commercial and industrial (2)	170	891	680	472	3,212
Paycheck Protection Program	—	n/a	n/a	n/a	n/a
Commercial tax-exempt	—	n/a	n/a	n/a	n/a
Commercial real estate	160	429	2,389	4,621	6,040
Construction and land	—	—	—	25	1,117
Residential	—	100	429	47	65
Home equity	132	10	1	—	—
Consumer and other	11	33	168	32	27
Total recoveries	473	1,463	3,667	5,197	10,461
Net loans (charged-off)/recovered	(2,357)	234	2,768	4,334	6,512
Provision/(credit) for loan losses	31,998	(3,564)	(2,198)	(7,669)	(6,935)
Allowance for loan losses, end of year	$81,238	$71,982	$75,312	$74,742	$78,077
Net charge-offs/(recoveries)/average Total loans	0.03%	—%	(0.04)%	(0.07)%	(0.11)%
Allowance for loan losses/Total loans	1.14%	1.03%	1.09%	1.15%	1.28%
Allowance for loan losses/nonaccrual loans	3.41	4.47	5.36	5.23	4.51
________________________
(1)Includes Loans held for sale.
(2)Prior to 2020, the Commercial and industrial loans total included both Commercial and industrial loans and Commercial tax-exempt loans.
The Allowance for loan losses is formulated based on the judgment and experience of management. See Part II. Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies” for details on the Company’s Allowance for loan losses policy.

The following table represents the allocation of the Bank’s Allowance for loan losses and the percent of loans in each category to total loans as of the dates indicated:

	December 31,
	2020		2019		2018		2017		2016
	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
	(In thousands)
Loan category:
Commercial and industrial (2)	$8,985	8%	$16,064	16%	$15,912	16%	$11,735	13%	$12,751	17%
Paycheck Protection Program	159	4%	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Commercial tax-exempt	2,550	6%	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Commercial real estate	51,161	39%	40,765	37%	41,934	35%	46,820	38%	50,412	36%
Construction and land	4,041	2%	5,119	3%	6,022	3%	4,949	3%	3,039	3%
Residential	12,864	38%	8,857	41%	10,026	43%	9,773	41%	10,449	39%
Home equity	293	1%	778	1%	1,284	1%	835	2%	1,035	2%
Consumer and other	1,185	2%	399	2%	134	2%	630	3%	391	3%
Total Allowance for loan losses	$81,238	100%	$71,982	100%	$75,312	100%	$74,742	100%	$78,077	100%
_________________
(1)Percent refers to the amount of loans in each category as a percent of total loans.
(2)Prior to 2020, the Commercial and industrial loans total included both Commercial and industrial loans and Commercial tax-exempt loans.
The Allowance for loan losses increased $9.2 million to $81.2 million at December 31, 2020, from $72.0 million at December 31, 2019. The increase in the Allowance for loan losses for the twelve months ended December 31, 2020 was primarily driven by the change in Allowance for loan losses methodology from the incurred loss model to the current expected credit loss model, the current reasonable and supportable economic forecast deterioration as a result of the COVID-19 pandemic, and the net change in qualitative factors to account for risks and assumptions related to our loan portfolio not incorporated in the forecasts. The Allowance for loan losses as a percentage of total loans was 1.14% and 1.03% at December 31, 2020 and December 31, 2019, respectively. The increase in the Allowance for loan losses as a percentage of total loans from December 31, 2019 to December 31, 2020 was driven by the same factors.
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
Upon the adoption of ASU 2016-13 on January 1, 2020, management's processes for the Allowance for loan losses has changed. The amendments in this update replace the incurred loss impairment methodology in current GAAP with the CECL model methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Upon the adoption of CECL, the Company had a net release in reserves that caused an increase in equity of $13.5 million after tax.
The following table presents a summary of loans charged-off, net of recoveries, by geography, for the periods indicated. The geography assigned to the data is based on the location of the regional offices to which the loans are attributed.

	For the year ended December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Net loans (charged-off)/ recovered:
New England	$73	$942	$(226)	$1,839	$1,954
Northern California	(22)	34	2,668	3,161	4,693
Southern California	(2,408)	(742)	326	(666)	(135)
Total net loans (charged-off)/recovered	$(2,357)	$234	$2,768	$4,334	$6,512
Nonperforming assets. The Company’s nonperforming assets include nonaccrual loans and OREO, if any. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of deeds in lieu of foreclosure. As of December 31, 2020, nonperforming assets totaled $23.9 million, or 0.24% of total assets, an increase of $7.8 million, or 48%, compared to $16.1 million, or 0.18% of total assets, as of December 31, 2019.
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest in accordance with the contractual terms of the loan agreement is in doubt. Despite a loan having a current payment status, if the

Bank has reason to believe it may not collect all principal and interest on the loan in accordance with the related contractual terms, the Bank will generally discontinue the accrual of interest income and will apply any future interest payments received to principal. Of the $23.9 million of loans on nonaccrual status as of December 31, 2020, $12.4 million, or 52%, had a current payment status, $1.6 million, or 7%, were 30-89 days past due, and $9.9 million, or 41%, were 90 days or more past due. Of the $16.1 million of loans on nonaccrual status as of December 31, 2019, $9.8 million, or 61%, had a current payment status, $1.2 million, or 7%, were 30-89 days past due, and $5.1 million, or 32%, were 90 days or more past due.
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
Delinquencies. The past due status of a loan is determined in accordance with its contractual repayment terms. All loan types are reported past due when one scheduled payment is due and unpaid for 30 days or more. Loans 30-89 days past due decreased $6.0 million, or 23%, to $19.9 million as of December 31, 2020 from $25.9 million as of December 31, 2019. Loan delinquencies can be attributed to many factors, such as continuing weakness in, or deteriorating, economic conditions in the region in which the collateral is located, the loss of a tenant or lower lease rates for Commercial borrowers, or the loss of income for consumers and the resulting liquidity impacts on the borrowers. The economic conditions created by the COVID-19 pandemic represent an example of an event that could cause an increase in delinquencies in future quarters. The Bank has instituted programs such as deferment programs, forbearance programs, and the Commercial real estate second mortgage program to help borrowers who have been impacted by the COVID-19 pandemic. Further deterioration in the credit condition of these delinquent loans could lead to the loans going to nonaccrual status and/or being downgraded. Downgrades would generally result in additional charge-offs or provisions for loan losses. Past due loans may be included with accruing substandard loans.
In certain instances, although very infrequently, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans 90 days or more past due, but still accruing, as of December 31, 2020 and 2019.
Impaired loans. When management determines that it is probable that the Bank will not collect all principal and interest on a loan in accordance with the original loan terms, the loan is considered impaired. Certain impaired loans may continue to accrue interest based on factors such as the restructuring terms, if any, the historical payment performance, the value of collateral, and the financial condition of the borrower. Impaired Commercial loans and impaired construction loans are individually evaluated for impairment in accordance with ASC 326. Large groups of smaller-balance homogeneous loans may be collectively evaluated for impairment. Such groups of loans may include, but are not limited to, Residential loans, Home equity loans, and consumer loans. However, if the terms of any of such loans are modified in a TDR, then such loans would be individually evaluated for impairment in the Allowance for loan losses.
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
Impaired loans individually evaluated for impairment in the Allowance for loan losses totaled $25.1 million as of December 31, 2020, an increase of $5.9 million, or 31%, compared to $19.2 million at December 31, 2019. As of December 31, 2020, $2.8 million of the individually evaluated impaired loans had $0.4 million in specific reserve allocations. The remaining $22.3 million of individually evaluated impaired loans did not have specific reserve allocations due to the adequacy of collateral, prior charge-offs taken, interest collected and applied to principal, or a combination of these items. As of December

31, 2019, $1.1 million of individually evaluated impaired loans had $0.2 million in specific reserve allocations, and the remaining $18.1 million of individually evaluated impaired loans did not have specific reserve allocations.
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. As of December 31, 2020 and 2019, TDRs totaled $13.9 million and $12.6 million, respectively. As of December 31, 2020, $7.2 million of the $13.9 million of TDRs were on accrual status. As of December 31, 2019, $7.1 million of the $12.6 million of TDR loans were on accrual status. As of December 31, 2020 and 2019, the Company had no commitments to lend additional funds to debtors for loans whose terms had been modified in a TDR.
In response to the COVID-19 pandemic, the Bank initiated a Residential mortgage and Home equity line loan deferment program under which principal and interest payments on qualifying loans are generally deferred for initially three months and the loan term is extended three months; if requested, the loan may be deferred for a subsequent three months. Loans that are deferred under the program are not considered TDRs or past due based on current regulatory guidance. In total, approximately 365 Residential mortgages and Home equity loans totaling approximately $220.0 million have been processed under the program. As of December 31, 2020, deferrals for approximately 300 loans totaling approximately $200.0 million have expired with the loans returning to payment, while approximately 40 loans totaling approximately $15.0 million remain in deferral under the program. Approximately 25 loans totaling approximately $5.0 million are delinquent on payment terms as of December 31, 2020 after the deferral expired, primarily First Time Home Buyer loans.
Commercial and Industrial Loan Deferment Program
Additionally, in response to the COVID-19 pandemic, the Bank initiated a program offering qualified Commercial and industrial borrowers principal payment deferral for six months, with the deferred principal added to the last payment. In total, approximately 85 Commercial and industrial loans totaling approximately $125.0 million have been processed under the program. As of December 31, 2020, deferrals for approximately 80 loans totaling approximately $115.0 million have expired with the loans returning to payment, while approximately five loans totaling approximately $10.0 million remain in deferral under the program. Of the loans that came off deferral, no loans are delinquent on payment terms as of December 31, 2020.
The following table sets forth information regarding nonaccrual loans, OREO, loans past due 90 days or more but still accruing, delinquent loans 30-89 days past due as to interest or principal held by the Bank, and TDRs as of the dates indicated.

	December 31,
	2020	2019	2018	2017	2016
	(In thousands, except percentages)
Loans accounted for on a nonaccrual basis	$23,851	$16,103	$14,057	$14,295	$17,315
OREO	—	—	401	—	1,690
Total nonperforming assets	$23,851	$16,103	$14,458	$14,295	$19,005
Loans past due 90 days or more, but still accruing	$—	$—	$—	$—	$—
Delinquent loans 30-89 days past due	$19,862	$25,945	$22,299	$25,048	$15,137
Troubled debt restructured loans (1)	$13,947	$12,567	$8,043	$13,580	$18,078
Nonaccrual loans as a % of total loans	0.34%	0.23%	0.20%	0.22%	0.28%
Nonperforming assets as a % of total assets	0.24%	0.18%	0.17%	0.17%	0.24%
Delinquent loans 30-89 days past due as a % of total loans	0.28%	0.37%	0.32%	0.39%	0.25%
_____________________
(1)Includes $7.7 million, $5.5 million, $4.2 million, $2.5 million, and $5.7 million also reported in nonaccrual loans as of December 31, 2020, 2019, 2018, 2017, and 2016 respectively.
A roll-forward of nonaccrual loans for the years ended December 31, 2020 and 2019 is presented in the table below:

	December 31,
	2020	2019
	(In thousands)
Nonaccrual loans, beginning of year	$16,103	$14,057
Transfers in to nonaccrual status	39,501	11,743
Transfers out to OREO	—	—
Transfers out to accrual status	(7,673)	(3,050)
Charge-offs	(2,830)	(1,229)
Paid off/ paid down	(21,250)	(5,418)
Nonaccrual loans, end of year	$23,851	$16,103

The following table presents a summary of credit quality by geography, based on the location of the regional offices:

	December 31,
	2020	2019
	(In thousands)
Nonaccrual loans:
New England	$12,643	$9,764
Northern California	6,331	319
Southern California	4,877	6,020
Total nonaccrual loans	$23,851	$16,103
Loans 30-89 days past due and accruing:
New England	$9,248	$20,507
Northern California	3,892	2,593
Southern California	6,722	2,845
Total loans 30-89 days past due	$19,862	$25,945
Accruing classified loans: (1)
New England	$89,582	$20,428
Northern California	340	24,946
Southern California	16,961	12,548
Total accruing classified loans	$106,883	$57,922
____________________
(1) Accruing Classified may include both Substandard and Doubtful classifications.
The following table presents a summary of the credit quality by loan type. The loan type assigned to the credit quality data is based on the purpose of the loan.

	December 31,
	2020	2019
	(In thousands)
Nonaccrual loans:
Commercial and industrial	$4,394	$582
Paycheck Protection Program	—	—
Commercial tax-exempt	—	—
Commercial real estate	5,261	—
Construction and land	—	—
Residential	13,780	13,993
Home equity	415	1,525
Consumer and other	1	3
Total nonaccrual loans	$23,851	$16,103
Loans 30-89 days past due and accruing:
Commercial and industrial	$2,359	$828
Paycheck Protection Program	—	—
Commercial tax-exempt	—	—
Commercial real estate	627	1,420
Construction and land	—	—
Residential	15,498	20,171
Home equity	1,363	369
Consumer and other	15	3,157
Total loans 30-89 days past due	$19,862	$25,945
Accruing classified loans: (1)
Commercial and industrial	$22,955	$24,987
Paycheck Protection Program	—	—
Commercial tax-exempt	4,503	4,052
Commercial real estate	76,169	23,558
Construction and land	—	—
Residential	3,000	4,253
Home equity	256	1,072
Consumer and other	—	—
Total accruing classified loans	$106,883	$57,922

____________________
(1) Accruing Classified may include both Substandard and Doubtful classifications.
Interest income recorded on nonaccrual loans and accruing TDRs and interest income that would have been recorded if the nonaccrual loans and accruing TDRs had been performing in accordance with their original terms for the full year or, if originated during the year, since origination are presented in the table below:

	Year ended December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Loans accounted for on a nonaccrual basis	$23,851	$16,103	$14,057	$14,295	$17,315
Interest income recorded during the year on these loans (1)	945	578	387	384	322
Interest income that would have been recorded on these nonaccrual loans during the year if the loans had been performing in accordance with their original terms and had been outstanding for the full year or since origination, if held for part of the year	1,269	820	748	701	1,091
Accruing TDR loans	7,158	7,074	3,850	11,115	12,401
Interest income recorded during the year on these accruing TDR loans	188	278	199	616	652
Interest income that would have been recorded on these accruing TDR loans during the year if the loans had been performing in accordance with their original terms and had been outstanding for the full year or since origination, if held for part of the year	303	389	210	623	685
___________
(1)Represents interest income recorded while loans were in a performing status, prior to being placed on nonaccrual status and any interest income recorded on a cash basis while the loan was on nonaccrual status.
Potential Problem Loans. Loans that evidence weakness or potential weakness related to repayment history, the borrower’s financial condition, or other factors are reviewed by the Bank’s management to determine if the loan should be adversely classified. Delinquent loans may or may not be adversely classified depending upon management’s judgment with respect to each individual loan. The Bank classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators. Potential problem loans consist of accruing classified loans where known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in classification of such loans as nonperforming at some time in the future. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Triggering events for loan downgrades include updated appraisal information, inability of borrowers to cover debt service payments, loss of tenants or notification by the tenant of non-renewal of lease or inability of tenants to pay rent, inability of borrowers to sell completed construction projects, and the inability of borrowers to sell properties. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, be restructured, or require increased allowance coverage and provision for loan losses.
The Bank has identified approximately $106.9 million in potential problem loans at December 31, 2020, an increase of $49 million, or 85%, compared to $57.9 million at December 31, 2019. Numerous factors impact the level of potential problem loans including economic conditions and real estate values. These factors affect the borrower’s liquidity and, in some cases, the borrower’s ability to comply with loan covenants such as debt service coverage. When there is a loss of a major tenant in a Commercial real estate building, the appraised value of the building generally declines. Loans may be downgraded when this occurs as a result of the additional risk to the borrower in obtaining a new tenant in a timely manner and negotiating a lease with similar or better terms than the previous tenant. In many cases, these loans are still current and paying as agreed, although future performance may be impacted.
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
At December 31, 2020, the Company’s Cash and cash equivalents amounted to $1.1 billion. The Holding Company’s Cash and cash equivalents amounted to $70.3 million at December 31, 2020. Management believes that the Holding Company and its subsidiaries, including the Bank, have adequate liquidity to meet their commitments for the foreseeable future.

Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At December 31, 2020, consolidated Cash and cash equivalents, Investment securities available-for-sale, and Equity securities at fair value, less securities pledged against current borrowings and derivatives, amounted to $2.2 billion, or 22% of Total assets, compared to $1.2 billion, or 14% of Total assets at December 31, 2019. In addition, the Company has access to available borrowings through the FHLB totaling $1.5 billion as of December 31, 2020 and December 31, 2019. Combined, this liquidity totals $3.7 billion, or 37% of Total assets and 43% of Total deposits as of December 31, 2020 compared to $2.6 billion, or 30% of Total assets and 36% of Total deposits at December 31, 2019.
The Bank has various internal policies and guidelines regarding liquidity, both on and off-balance sheet, loans-to-assets ratio, and limits on the use of wholesale funds. These policies and/or guidelines require certain minimum or maximum balances or ratios be maintained at all times. In light of the provisions in the Bank’s internal liquidity policies and guidelines, the Bank will carefully manage the amount and timing of future loan growth along with its relevant liquidity policies and balance sheet guidelines. As a general matter, deposits are a cheaper source of funds than borrowings, because interest rates paid for deposits are typically less than interest rates charged for borrowings. If, as a result of general economic conditions, market interest rates, competitive pressures, or otherwise, the amount of deposits at the Bank decreases, the Bank may be limited in its ability to grow its loan portfolio or may have to rely more heavily on higher cost borrowings as a source of funds. During the year ended December 31, 2020 and December 31, 2019, the Bank sold $72.0 million and $190.7 million of Residential mortgage loans, respectively. The loan sales during 2019 were primarily driven by lower deposit levels while loan sale in 2020 was driven by expectations at that time about future deposit levels.
Holding Company liquidity. The Company has call options in DGHM that if exercised would require the Company to purchase (and the noncontrolling interest owners of DGHM to sell) the remaining noncontrolling interests at either a contractually predetermined fair value, a multiple of Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA"), or fair value, as determined by the operating agreement. At December 31, 2020, the estimated maximum redemption value for this subsidiary related to outstanding call options was zero, based on the contractually predetermined calculation in the DGHM operating agreement, and is classified on the Consolidated Balance Sheets as Redeemable noncontrolling interests. These put and call options are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data - Note 14: Noncontrolling Interests.”
Although not a primary source of funds, the Holding Company has generated liquidity from the sale of subsidiaries in the past. Additional funds were generated at the time of the BOS sale closing in December 2018 and the Anchor sale closing in April 2018. On December 3, 2018, the Company completed the sale of its ownership interest in BOS to the management team of BOS for an upfront cash payment of $21.1 million and an eight-year revenue share that, at signing, had a net present value of $13.9 million. The financial impact of the transaction resulted in a pre-tax gain of $18.1 million and a related tax expense of $3.5 million. Based on the current assumptions, as of December 31, 2020, the Company expects to receive approximately $2.4 million in 2021 from the revenue sharing agreement with BOS.
Pursuant to the Anchor sale agreement, the Holding Company will be entitled to payments that had a net present value of $15.4 million in addition to the $31.8 million of cash received at the time of the sale closing in April 2018. The Company also incurred a tax liability of $12.7 million attributable to the transaction, which is primarily the result of a book-to-tax basis difference associated with nondeductible goodwill. Based on the current assumption, as of December 31, 2020, the Company expects to receive approximately $2.4 million in 2021 from payments from Anchor.
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
Although the Bank’s capital currently exceeds regulatory requirements for capital, the Holding Company could downstream additional capital to increase the rate that the Bank could grow. The Company’s Board of Directors is required to approve the payment depending on the amount of capital, if any, downstreamed by the Holding Company.
The Company is required to pay interest quarterly on its junior subordinated debentures. The estimated cash outlay for 2021 for the interest payments is approximately $2.0 million based on the debt outstanding at December 31, 2020 and estimated LIBOR. LIBOR is anticipated to be phased out as a benchmark by the end of 2021. The Company will need to negotiate an alternative benchmark rate to be used at that time.

The Company presently plans to pay cash dividends on its common stock on a quarterly basis dependent upon a number of factors such as profitability, Holding Company liquidity, and the Company’s capital levels. However, the ultimate declaration of dividends by the Company's Board of Directors will depend on consideration of, among other things, recent financial trends and internal forecasts, regulatory limitations, alternative uses of capital deployment, general economic conditions, and regulatory changes to capital requirements. Additionally, the Company is required to inform and consult with the Federal Reserve in advance of declaring a dividend that exceeds earnings for the period for which the dividend is being paid. Based on the current quarterly dividend rate of $0.06 per share, as announced by the Company on January 21, 2021, and estimated shares outstanding, the Company estimates that the amount to be paid out for dividends to common shareholders in 2021 will be approximately $20.3 million. The estimated dividend payments in 2021 could increase or decrease if the Company’s Board of Directors votes to increase or decrease, respectively, the current dividend rate, and/or the number of shares outstanding changes significantly.
Bank liquidity. The Bank has established various borrowing arrangements to provide additional sources of liquidity and funding. Management believes that the Bank currently has adequate liquidity available to respond to current demands. The Bank is a member of the FHLB of Boston and has access to short-term and long-term borrowings from that institution. The FHLB can change the advance amounts that banks can utilize based on a bank’s current financial condition as obtained from publicly available data such as FDIC Call Reports. Decreases in the amount of FHLB borrowings available to the Bank would lower its liquidity and possibly limit the Bank’s ability to grow in the short-term. In addition, due to the elevated level of deposits in 2020, the Bank did not utilize any borrowings from the PPPLF, as originally anticipated. However, the Bank will continue to monitor its level of deposits and may utilize borrowings from the PPPLF in future quarters, if needed. Management believes that the Bank has adequate liquidity to meet its commitments for the foreseeable future.
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
From time to time, the Bank purchases Federal funds from the FHLB and other banking institutions to supplement its liquidity position. At December 31, 2020, the Bank had unused federal fund lines of credit totaling $400.0 million with correspondent institutions to provide it with immediate access to overnight borrowings, compared to $500.0 million at December 31, 2019. Certain liquidity sources, such as Federal funds lines, may be withdrawn by the correspondent bank at any time. At December 31, 2020 and December 31, 2019, the Bank did not have any outstanding borrowings under the Federal funds lines with these correspondent institutions nor outstanding borrowings under federal funds lines with the FHLB.
The Bank has negotiated brokered deposit agreements with several institutions that have nationwide distribution capabilities. The Bank also participates in deposit placement services that can be used to provide customers to expanded deposit insurance coverage. At December 31, 2020, the Bank had $250.0 million of brokered deposits outstanding under these agreements compared to $258.7 million at December 31, 2019. Funds in the sweep deposit program between the Bank and Boston Private Wealth are not considered brokered deposits.
If the Bank is no longer able to utilize the FHLB for borrowing, collateral currently used for FHLB borrowings could be transferred to other facilities such as the Federal Reserve’s discount window. In addition, the Bank could increase its usage of brokered deposits. Other borrowing arrangements may have higher rates than the FHLB would typically charge.
Consolidated cash flow comparison for the years ended December 31, 2020 and 2019
Net cash provided by operating activities of continuing operations totaled $60.7 million and $73.3 million for the years ended December 31, 2020 and 2019, respectively. Cash flows from operating activities of continuing operations are generally the cash effects of transactions and other events. Net cash provided by operating activities of continuing operations decreased $12.5 million from 2019 to 2020, driven by lower Net income attributable to the Company in 2020 and an increase in Deferred income tax benefit, partially offset by the Provision expense for loan losses in 2020.
Net cash used in investing activities totaled $375.0 million and $19.0 million for the years ended December 31, 2020 and 2019, respectively. Investing activities of the Company include certain loan activities, investment activities and capital expenditures. Net cash used in investing activities increased $356.0 million from 2019 to 2020 due to the transactional activities within Investment securities available-for-sale and a decline in the sale of portfolio loans, partially offset by a lower net increase in portfolio loans.
Net cash provided by financing activities totaled $1.1 billion and $110.9 million for the years ended December 31, 2020 and 2019, respectively. Net cash provided by financing activities increased $1.0 billion from 2019 to 2020, primarily driven by an increase in deposits in 2020, partially offset by a decrease in Federal funds purchased in 2019.
Consolidated cash flow comparison for the years ended December 31, 2019 and 2018

Net cash provided by operating activities of continuing operations totaled $73.3 million and $91.5 million for the years ended December 31, 2019 and 2018, respectively. Cash flows from operating activities of continuing operations are generally the cash effects of transactions and other events that enter into the determination of net income of continuing operations. Net cash provided by operating activities of continuing operations decreased $18.2 million from 2018 to 2019 driven by an increase in other assets, an increase in loans originated for sale, and lower net income in 2019, partially offset by proceeds from the sale of loans held for sale. The $18.1 million gain on the sale of BOS impacted 2018.
Net cash used in investing activities totaled $19.0 million and $198.4 million for the years ended December 31, 2019 and 2018, respectively. Investing activities of the Company include certain loan activities, investment activities and capital expenditures. Net cash used in investing activities decreased $179.4 million from 2018 to 2019 primarily due to the sale of portfolio loans in 2019; a net decrease in portfolio loans compared to 2018; and the sales, maturities, redemptions and principal payments of securities, net of purchases, partially offset by the sales of BOS and Anchor in 2018.
Net cash provided by financing activities totaled $110.9 million and $111.6 million for the years ended December 31, 2019 and 2018, respectively. Net cash provided by financing activities decreased $0.7 million from 2018 to 2019. The decrease in cash provided by financing activities is driven primarily by the lower net change in FHLB borrowings and Federal funds sold, partially offset by an increase in deposits in 2019. The redemption of the Series D preferred stock and completion of the share repurchase program impacted 2018.
The Company had no Net cash provided by operating activities of discontinued operations for the year ended December 31, 2019, compared to Net cash provided by operating activities of discontinued operations of $2.0 million for the year ended December 31, 2019. The revenue share agreement with a divested subsidiary ended in the first quarter of 2018, and the Company will no longer receive additional income from Westfield.
Capital Resources
Total shareholders’ equity at December 31, 2020 was $868.0 million, compared to $819.0 million at December 31, 2019, an increase of $49.0 million, or 6%. The increase in Total shareholders’ equity was primarily the result of Net income attributable to the Company, the change in Accumulated other comprehensive income, and the adoption of ASU 2016-13, partially offset by dividends paid to common shareholders and the repurchase of common shares.
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
Contractual Obligations
The table below presents a detail of the maturities of the Company’s contractual obligations and commitments as of December 31, 2020. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 11: Federal Funds Purchased and Securities Sold Under Agreements to Repurchase”, “Note 12: Federal Home Loan Bank Borrowings”, and “Note 13: Junior Subordinated Debentures” for terms of borrowing arrangements and interest rates.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Federal Home Loan Bank borrowings	$114,659	$100,076	$11,314	$—	$3,269
Securities sold under agreements to repurchase	53,472	53,472	—	—	—
Junior subordinated debentures	106,363	—	—	—	106,363
Operating lease obligations	129,462	21,269	41,879	26,545	39,769
Deferred compensation and benefits (1)	28,507	4,386	3,640	2,591	17,890
Data processing	29,009	29,009	—	—	—
Bonus and commissions	21,879	21,879	—	—	—
Total contractual obligations	$483,351	$230,091	$56,833	$29,136	$167,291
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

	Maturity of Commitment by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Unadvanced portion of loans, unused lines of credit, and commitments to originate loans	$1,823,130	$1,054,867	$208,005	$52,553	$507,705
Standby letters of credit	87,718	85,951	1,767	—	—
Forward commitments to sell loans	33,488	33,488	—	—	—
Total commitments at December 31, 2020	$1,944,336	$1,174,306	$209,772	$52,553	$507,705

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
Impact of Accounting Estimates
In preparing the consolidated financial statements, management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change, in the near term, relate to the determination of the Allowance for loan losses.
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
In addition to directly impacting Net interest income, changes in the level of interest rates can also affect (i) the amount of loans originated and sold by the Bank; (ii) the ability of borrowers to repay variable or adjustable rate loans; (iii) the average maturity of loans and mortgage-backed securities; (iv) the rate of amortization of premiums paid on securities; (v) the amount of unrealized gains and losses on Investment securities available-for-sale; and (v) loan prepayment and refinancing.
The principal objective of the Bank’s ALM is to maximize profit potential while minimizing the vulnerability of its operations to changes in interest rates by means of managing the ratio of interest rate-sensitive assets to interest rate-sensitive liabilities within specified maturities or repricing dates. The Bank’s actions in this regard are taken under the guidance of its Asset/Liability Committee (“ALCO”), which is composed of members of the Bank’s senior management. This committee is actively involved in formulating the economic assumptions that the Bank uses in its financial planning and budgeting process and establishes policies which control and monitor the sources, uses and pricing of funds. The Bank may utilize hedging techniques to reduce interest rate risk. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 9: Derivatives and Hedging Activities” for additional information.
ALCO primarily manages interest rate risk by examining detailed simulations that model the impact that various interest rate environments may have on Net interest income and which take into account the re-pricing, maturity and prepayment characteristics of individual products and investments. ALCO most directly looks at the impact of parallel ramp scenarios over one-year and two-year horizons in which market interest rates are gradually increased or decreased up to 200 basis points. These particular simulation results, along with longer horizons and other complementary analyses that model interest rate shocks and economic value of equity (“EVE”), are reviewed to determine whether the exposure of Net interest income to interest rate changes is within risk limits set and monitored by both the ALCO and the Board of Directors. While ALCO and ALM practitioners review simulation assumptions to ensure reasonability, future results are not fully predictable. Both market assumptions and the actual re-pricing, maturity, and prepayment characteristics of individual products may differ from the estimates used in the simulations.
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
•The model utilizes the FHLB, LIBOR, and Treasury yield curves in effect as of December 31, 2020. Other market rates used in this analysis include the Prime rate and Federal Funds rate, which were 3.25% and 0.25% respectively, at December 31, 2020. All interest rate changes are assumed to occur in the first 12 months and remain flat thereafter. All market rates are floored at 0.00% (Federal Funds, Treasury yields, LIBOR, FHLB), while the Prime rate is floored at 3.00%. All points on the market yield curves increase/decrease congruently.

The following table presents the estimated impact of interest rate changes on pro-forma NII for the Company over a 12-month period:

	Twelve months beginning January 1, 2021
	$ Change	% Change
	(In thousands)
Parallel ramp up 200 basis points	$9,603	4.15%
Down parallel ramp 100 basis points	$(5,299)	(2.29)%

	Twelve months beginning January 1, 2020
	$ Change	% Change
	(In thousands)
Parallel ramp up 200 basis points	$2,835	1.22%
Down parallel ramp 100 basis points	$(1,901)	(0.82)%
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
At December 31, 2020, the Company’s overall balance sheet was immediately asset-sensitive (i.e. a positive gap). The actual ability to reprice certain interest-bearing liabilities depends on other factors in addition to the movement of interest rates. These factors include competitor pricing, the current rate paid on interest-bearing liabilities, and alternative products offered in the financial market place. Most importantly, non-maturity deposits do not have a formal re-pricing date and are priced based on management discretion. They are gapped as re-pricing in three to six months when, in fact, they may not. The Bank does not attempt to perfectly match interest rate sensitive assets and liabilities and will selectively mismatch its assets and liabilities to a controlled degree when management considers such a mismatch both appropriate and prudent.
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

The following table presents the estimated repricing schedule for the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2020:

	Within Three Months	Over Three to Six Months	Over Six to Twelve Months	Over One Year to Five Years	Over Five Years	Total
	(In thousands, except percentages)
Interest-earning assets (1):
Interest bearing cash	$1,011,559	$—	$—	$—	$—	$1,011,559
Investment securities	33,749	40,432	88,983	598,860	558,344	1,320,368
FHLB and Federal Reserve stock	28,663	—	—	—	—	28,663
Loans held for sale (2)	17,421	—	—	—	—	17,421
Loans—fixed rate (5)	243,682	248,683	419,945	1,500,707	338,638	2,751,655
Loans—variable rate	1,866,254	237,157	425,087	1,510,486	313,670	4,352,654
Total interest-earning assets	$3,201,328	$526,272	$934,015	$3,610,053	$1,210,652	$9,482,320
Interest-bearing liabilities (3):
Savings and NOW accounts (4)	$—	$905,692	$—	$—	$—	$905,692
Money market accounts (4) (5)	—	4,699,882	—	—	—	4,699,882
Certificates of deposit	167,854	118,382	188,635	33,236	9	508,116
Securities sold under agreements to repurchase	—	53,472	—	—	—	53,472
FHLB borrowings	100,111	111	187	12,352	1,898	114,659
Junior subordinated debentures	103,093	—	—	—	3,270	106,363
Total interest-bearing liabilities	$371,058	$5,777,539	$188,822	$45,588	$5,177	$6,388,184
Net interest sensitivity gap during the period	$2,830,270	$(5,251,267)	$745,193	$3,564,465	$1,205,475	$3,094,136
Cumulative gap	$2,830,270	$(2,420,997)	$(1,675,804)	$1,888,661	$3,094,136
Interest-sensitive assets as a percent of interest-sensitive liabilities (cumulative)	862.76%	60.63%	73.56%	129.59%	148.44%
Cumulative gap as a percent of total assets	28.17%	(24.09)%	(16.68)%	18.80%	30.79%
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
(3)Does not include $2.5 billion of demand accounts because they are noninterest bearing.
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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
	(In thousands, except share and per share data)
Assets:
Cash and cash equivalents	$1,055,588	$292,479
Investment securities available-for-sale (amortized cost of $1,198,513 and $966,900 at December 31, 2020 and 2019, respectively)	1,243,693	978,284
Investment securities held-to-maturity (fair value of $35,942 and $47,949 at December 31, 2020 and 2019, respectively)	35,223	48,212
Equity securities at fair value	41,452	18,810
Stock in Federal Home Loan Bank and Federal Reserve Bank	28,663	39,078
Loans held for sale	17,421	7,386
Total loans	7,104,309	6,976,704
Less: Allowance for loan losses	81,238	71,982
Net loans	7,023,071	6,904,722
Premises and equipment, net	44,087	44,527
Goodwill	57,607	57,607
Intangible assets, net	9,056	10,352
Fees receivable	2,800	4,095
Accrued interest receivable	26,191	24,175
Deferred income taxes, net	6,774	11,383
Right-of-use assets	97,859	102,075
Other assets	359,248	287,316
Total assets	$10,048,733	$8,830,501
Liabilities:
Deposits	$8,595,366	$7,241,476
Securities sold under agreements to repurchase	53,472	53,398
Federal Home Loan Bank borrowings	114,659	350,829
Junior subordinated debentures	106,363	106,363
Lease liabilities	112,339	117,214
Other liabilities	198,526	140,820
Total liabilities	9,180,725	8,010,100
Redeemable Noncontrolling Interests	—	1,383
Shareholders’ Equity:
Common stock, $1.00 par value; authorized: 170,000,000 shares; issued and outstanding: 82,334,257 shares at December 31, 2020 and 83,265,674 shares at December 31, 2019	82,334	83,266
Additional paid-in capital	597,558	600,708
Retained earnings	156,431	127,469
Accumulated other comprehensive income	31,685	7,575
Total shareholders’ equity	868,008	819,018
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$10,048,733	$8,830,501
 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$249,040	$281,580	$262,525
Taxable investment securities	3,429	4,113	6,007
Non-taxable investment securities	7,950	7,702	7,094
Mortgage-backed securities	10,292	10,793	12,091
Short-term investments and other	2,994	4,259	5,187
Total interest and dividend income	273,705	308,447	292,904
Interest expense:
Deposits	32,001	59,083	39,846
Federal Home Loan Bank borrowings	5,465	14,969	13,787
Junior subordinated debentures	2,670	4,189	3,925
Repurchase agreements and other short-term borrowings	143	2,130	780
Total interest expense	40,279	80,371	58,338
Net interest income	233,426	228,076	234,566
Provision/(credit) for loan losses	31,998	(3,564)	(2,198)
Net interest income after provision/(credit) for loan losses	201,428	231,640	236,764
Fees and other income:
Wealth management and trust fees	72,888	75,757	99,818
Investment management fees	6,261	10,155	21,728
Other banking fee income	10,509	10,948	9,826
Gain on sale of loans, net	2,028	1,622	243
Gain/(loss) on sale of investments, net	—	—	(613)
Gain on OREO, net	—	91	—
Gain on sale of affiliate	—	—	18,142
Other	2,198	2,974	853
Total fees and other income	93,884	101,547	149,997
Operating expense:
Salaries and employee benefits	139,726	134,302	161,468
Occupancy and equipment	31,079	32,038	32,116
Information systems	29,567	22,642	25,185
Professional services	13,816	15,228	13,155
Marketing and business development	6,292	6,439	7,648
Amortization of intangibles	2,697	2,691	2,929
FDIC insurance	2,603	1,285	2,865
Restructuring	—	1,646	7,828
Other	15,485	13,935	14,161
Total operating expense	241,265	230,206	267,355
Income before income taxes	54,047	102,981	119,406
Income tax expense	8,888	22,591	37,537
Net income from continuing operations	45,159	80,390	81,869
Net income from discontinued operations	—	—	2,002
Net income before attribution to noncontrolling interests	45,159	80,390	83,871
(Continued)

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except share and per share data)
Less: Net income attributable to noncontrolling interests	6	362	3,487
Net income attributable to the Company	$45,153	$80,028	$80,384
Adjustments to net income attributable to the Company to arrive at net income attributable to common shareholders	414	1,143	(1,682)
Net income attributable to common shareholders	$45,567	$81,171	$78,702

Basic earnings per share attributable to common shareholders:
From continuing operations:	$0.55	$0.97	$0.92
From discontinued operations:	$—	$—	$0.02
Total attributable to common shareholders:	$0.55	$0.97	$0.94
Weighted average basic common shares outstanding	82,359,528	83,430,740	83,596,685

Diluted earnings per share attributable to common shareholders:
From continuing operations:	$0.55	$0.97	$0.90
From discontinued operations:	$—	$—	$0.02
Total attributable to common shareholders:	$0.55	$0.97	$0.92
Weighted average diluted common shares outstanding	82,757,785	83,920,792	85,331,314
 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2020	2019	2018
	(In thousands)
Net income attributable to the Company	$45,153	$80,028	$80,384
Other comprehensive income/(loss), net of tax:
Unrealized gain/(loss) on Investment securities available-for-sale	24,237	25,991	(9,503)
Reclassification adjustment for net realized (gain)/loss included in net income	—	—	426
Net unrealized gain/(loss) on Investment securities available-for-sale	24,237	25,991	(9,077)
Unrealized gain/(loss) on cash flow hedges	(113)	(31)	700
Reclassification adjustment for net realized (gain)/loss included in net income	(49)	(360)	(646)
Net unrealized gain/(loss) on cash flow hedges	(162)	(391)	54
Net unrealized gain/(loss) on other	35	(306)	296
Other comprehensive income/(loss), net of tax	24,110	25,294	(8,727)
Total comprehensive income attributable to the Company, net	$69,263	$105,322	$71,657
 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Noncontrolling Interests	Total
	(In thousands, except share and per share data)
Balance at December 31, 2017	$47,753	$84,208	$607,929	$49,526	$(8,658)	$5,186	$785,944
Impact due to change in accounting principles (1)	—	—	—	334	(334)	—	—
Net income attributable to the Company	—	—	—	80,384	—	—	80,384
Other comprehensive income/(loss), net	—	—	—	—	(8,727)	—	(8,727)
Dividends paid to common shareholders: $0.48 per share	—	—	—	(40,685)	—	—	(40,685)
Dividends paid to preferred shareholders	—	—	—	(1,738)	—	—	(1,738)
Net change in noncontrolling interests	—	—	—	—	—	(5,186)	(5,186)
Redemption of Series D preferred stock	(47,753)	—	(2,247)	—	—	—	(50,000)
Repurchase of 1,642,635 shares of common stock	—	(1,643)	(18,357)	—	—	—	(20,000)
Net proceeds from issuance of:
142,817 shares of common stock	—	143	1,723	—	—	—	1,866
40,475 shares of incentive stock grants, net of 154,905 shares canceled or forfeited and 161,967 shares withheld for employee taxes	—	(275)	(1,529)	—	—	—	(1,804)
Exercise of warrants	—	1,019	(647)	—	—	—	372
Amortization of stock compensation and employee stock purchase plan	—	—	6,050	—	—	—	6,050
Stock options exercised	—	204	1,457	—	—	—	1,661
Other equity adjustments	—	—	5,817	—	—	—	5,817
Balance at December 31, 2018	$—	$83,656	$600,196	$87,821	$(17,719)	$—	$753,954

Balance at December 31, 2018	$—	$83,656	$600,196	$87,821	$(17,719)	$—	$753,954
Net income attributable to the Company	—	—	—	80,028	—	—	80,028
Other comprehensive income/(loss), net	—	—	—	—	25,294	—	25,294
Dividends paid to common shareholders: $0.48 per share	—	—	—	(40,380)	—	—	(40,380)
Repurchase of 678,165 shares of common stock	—	(678)	(6,515)	—	—	—	(7,193)
Net proceeds from issuance of:
278,060 shares of common stock	—	278	2,135	—	—	—	2,413
56,767 shares of incentive stock grants, net of 10,026 shares canceled or forfeited and 119,590 shares withheld for employee taxes	—	(73)	(420)	—	—	—	(493)
Amortization of stock compensation and employee stock purchase plan	—	—	3,994	—	—	—	3,994
Stock options exercised	—	83	479	—	—	—	562
Other equity adjustments	—	—	839	—	—	—	839
Balance at December 31, 2019	$—	$83,266	$600,708	$127,469	$7,575	$—	$819,018
(Continued)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Noncontrolling Interests	Total
	(In thousands, except share and per share data)
Balance at December 31, 2019	$—	$83,266	$600,708	$127,469	$7,575	$—	$819,018
Impact due to change in accounting principle (2)	—	—	—	13,492	—	—	13,492
Net income attributable to the Company	—	—	—	45,153	—	—	45,153
Other comprehensive income/(loss), net	—	—	—	—	24,110	—	24,110
Dividends paid to common shareholders: $0.36 per share	—	—	—	(29,683)	—	—	(29,683)
Repurchase of 1,565,060 shares of common stock	—	(1,565)	(11,242)	—	—	—	(12,807)
Net proceeds from issuance of:
304,845 shares of common stock	—	305	1,938	—	—	—	2,243
371,081 shares of incentive stock grants, net of 50,758 shares withheld for employee taxes	—	320	4,560	—	—	—	4,880
Amortization of stock compensation and employee stock purchase plan	—	—	127	—	—	—	127
Stock options exercised	—	8	104	—	—	—	112
Other equity adjustments	—	—	1,363	—	—	—	1,363
Balance at December 31, 2020	$—	$82,334	$597,558	$156,431	$31,685	$—	$868,008
_____________
(1)Impact due to the adoption of Accounting Standards Update ("ASU") 2016-01, Recognition and Measurements of Financial Assets and Financial Liabilities ("ASU 2016-01") and ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). See Part II. Item 8. “Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies” in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
(2)Impact due to the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”). See Part II. Item 8. “Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies.”
See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income attributable to the Company	$45,153	$80,028	$80,384
Adjustments to arrive at Net income from continuing operations
Net income attributable to noncontrolling interests	6	362	3,487
Less: Net income from discontinued operations	—	—	(2,002)
Net income from continuing operations	45,159	80,390	81,869
Adjustments to reconcile Net income from continuing operations to Net cash provided by operating activities:
Depreciation and amortization	21,748	24,125	23,129
Net income attributable to noncontrolling interests	(6)	(362)	(3,487)
Stock compensation, net of cancellations	5,342	4,820	6,676
Provision/(credit) for loan losses	31,998	(3,564)	(2,198)
Loans originated for sale	(115,744)	(62,690)	(37,631)
Proceeds from sale of Loans held for sale	107,187	58,541	39,773
(Gain) on sale of affiliate	—	—	(18,142)
Goodwill and intangibles, net on sale of affiliate	—	—	18,919
Deferred income tax expense/(benefit)	(10,441)	5,423	5,829
Decrease in operating Right-of-use assets	4,216	6,386	—
Decrease in operating Lease liabilities	(4,875)	(7,050)	—
Net decrease/(increase) in other operating activities	(23,836)	(32,737)	(23,240)
Net cash provided by operating activities of continuing operations	60,748	73,282	91,497
Net cash provided by operating activities of discontinued operations	—	—	2,002
Net cash provided by operating activities	60,748	73,282	93,499
Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(346,350)	(84,514)	(39,747)
Sales	—	—	53,412
Maturities, redemptions, and principal payments	105,951	128,654	120,523
Investment securities held-to-maturity:
Purchases	—	—	(21,752)
Principal payments	12,593	21,949	25,598
Equity securities at fair value:
Purchases	(45,097)	(51,395)	(63,791)
Sales	22,455	46,813	70,357
(Investments)/distributions in trusts, net	(1,085)	720	224
Contingent considerations from divestitures	4,834	4,507	1,233
(Purchase)/redemption of FHLB and FRB stock, net	10,415	10,185	10,710
Net increase in portfolio loans excluding sales of portfolio loans	(200,096)	(277,351)	(390,884)
Proceeds from recoveries of loans previously charged-off	473	1,463	3,266
Proceeds from sales of OREO	—	492	108
Proceeds from sales of portfolio loans	71,992	190,686	—
Proceeds from sales of affiliates	—	—	52,981
Capital expenditures	(11,086)	(11,205)	(20,643)
Net cash (used in) investing activities	(375,001)	(18,996)	(198,405)
(Continued)

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	1,353,890	460,306	270,924
Net (decrease)/increase in securities sold under agreements to repurchase	74	16,470	4,759
Net (decrease)/increase in federal funds purchased	—	(250,000)	220,000
Net (decrease)/increase in short-term FHLB borrowings	(75,000)	35,000	(220,000)
Advances of long-term FHLB borrowings	625,000	340,000	116,444
Repayments of long-term FHLB borrowings	(786,170)	(444,315)	(169,981)
Repurchase of Series D preferred stock, including deemed dividend	—	—	(50,000)
Repurchase of common stock	(12,807)	(7,193)	(20,000)
Dividends paid to common shareholders	(29,683)	(40,380)	(40,685)
Dividends paid to preferred shareholders	—	—	(1,738)
Proceeds from warrant exercises	—	—	372
Proceeds from stock option exercises	112	562	1,661
Proceeds from issuance of common stock	2,243	2,413	1,866
Tax withholding for share based compensation awards	(335)	(1,319)	(2,430)
Distributions paid to noncontrolling interests	(6)	(362)	(3,354)
Other equity adjustments	44	(248)	3,786
Net cash provided by financing activities	1,077,362	110,934	111,624
Net increase in Cash and cash equivalents	763,109	165,220	6,718
Cash and cash equivalents at beginning of year	292,479	127,259	120,541
Cash and cash equivalents at end of year	$1,055,588	$292,479	$127,259
Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$40,502	$80,428	$58,548
Cash paid for income taxes, net of (refunds received)	$7,167	$17,017	$20,541
Change in unrealized gain/(loss) on Investment securities available-for-sale, net of tax	$24,237	$25,991	$(9,077)
Change in unrealized gain/(loss) on cash flow hedges, net of tax	$(162)	$(391)	$54
Change in unrealized gain/(loss) on other, net of tax	$35	$(306)	$296
Non-cash transactions:
Transfer of net assets into held for sale	$—	$—	$21
Loans charged-off	$(2,830)	$(1,229)	$(899)
Loans transferred into OREO from portfolio	$—	$—	$401
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
The Wealth Management and Trust segment is comprised of Boston Private Wealth, LLC (“Boston Private Wealth”), a registered investment adviser (“RIA”) and wholly-owned subsidiary of the Bank, as well as the trust operations of Boston Private Bank. The Wealth Management and Trust segment offers planning-based financial strategies, wealth management, family office, financial planning, tax planning, and trust services to individuals, families, institutions, and nonprofit institutions. On September 1, 2019, KLS Professional Advisors Group, LLC (“KLS”) merged with and into Boston Private Wealth. The results of KLS were previously reported in a third reportable segment, “Affiliate Partners”, as further discussed below. The Wealth Management and Trust segment operates in New England, New York, Southeast Florida, Northern California, and Southern California.
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
With the integration of KLS into Boston Private Wealth, the Company reorganized the segment reporting structure to align with how the Company's financial performance and strategy is reviewed and managed. The results of KLS are now included in the results of Boston Private Wealth within the Wealth Management and Trust segment for all periods presented. The results of DGHM are now included within the Holding Company and Eliminations segment for all periods presented. The results of Anchor and BOS are included in the Holding Company and Eliminations segment for the periods owned. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 3: Divestitures” for further details on the transactions.
On January 4, 2021, the Company announced that it entered into an Agreement and Plan of Merger (the "Merger Agreement") with SVB Financial Group ("SVB") pursuant to which SVB will acquire the Company. The transaction has been unanimously approved by both companies' Boards of Directors and is expected to close in mid-2021, subject to the satisfaction of customary closing conditions, including the receipt of customary regulatory approvals and approval by the shareholders of the Company. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 28: Subsequent Event” for further details on the transactions.
Basis of Presentation
The Company conducts substantially all of its business through its two reportable segments. All significant intercompany accounts and transactions have been eliminated in consolidation, and the portion of income allocated to owners other than the Company is included in Net income attributable to noncontrolling interests in the Consolidated Statements of Operations. Redeemable noncontrolling interests, if any, in the Consolidated Balance Sheets reflect the maximum redemption value of agreements with other owners.
The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) (“GAAP”). Reclassifications of amounts in prior years’ consolidated financial statements are made whenever necessary to conform to the current year’s presentation.
Use of Estimates
In preparing the consolidated financial statements, management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change, in the near term, relate to the determination of the Allowance for loan losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Significant Group Concentrations of Credit Risk
Most of the Company’s activities are with clients within the New England, Northern California, Southern California, New York, and Southeastern Florida regions of the country. The Company does not believe it has any significant concentrations in any one industry, geographic location, or with any one client. Part II. Item 8. “Financial Statements and Supplementary Data - Note 4: Investment Securities” highlights the types of securities in which the Company invests, and Part II. Item 8. “Financial Statements and Supplementary Data - Note 5: Loan Portfolio and Credit Quality” describes the concentration of the Private Banking loan data based on the location of the lender.
Statements of Cash Flows
For purposes of reporting cash flows, the Company considers cash and due from banks which have original maturities with 90 days or less to be cash equivalents.
Cash and Due from Banks
The Bank is required to maintain average reserve balances in an account with the Federal Reserve based upon a percentage of certain deposits. As of December 31, 2020 and 2019, the daily amounts required to be held in the aggregate for the Bank were zero and $3.4 million, respectively. Due to the COVID-19 pandemic, the Federal Reserve reduced reserve requirements to zero percent effective March 26, 2020, which eliminated reserve requirements for all depository institutions.
Investment Securities
Investment securities available-for-sale are reported at fair value, with unrealized gains and losses credited or charged, net of the estimated tax effect, to Accumulated other comprehensive income/(loss). Investment securities held-to-maturity are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Equity securities are primarily money market mutual fund securities and are reported at fair value.
Premiums and discounts on the investment securities are amortized or accreted into Net interest income by the level-yield method. Gains and losses on the sale of the Investment securities available-for-sale are recognized at the trade date on a specific identification basis. Dividend and interest income is recognized when earned and is recorded on the accrual basis.
The Company conducts a quarterly review and evaluation of its investment securities to determine if the decline in fair value of a security below its amortized cost is deemed to be an impairment. The Investment securities held-to-maturity portfolio is assessed under the zero loss expectation exception criteria. The Investment securities available-for-sale portfolio are reviewed for impairment under Accounting Standards Codification (“ASC”) 326-30-35, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The Company considers whether or not the following criteria have been met: (1) if the investment fair value of a security falls below amortized cost; (2) if it is determined the Company has an intention to sell the security; and (3) if it is more likely than not that the security will be required to be sold prior to recovery. If the Company determines that these criteria have been met, the loss is then recorded and reflected in earnings as a charge against Gain on sale of investments. If there is no intent or requirement to sell, the impairment is evaluated to determine if it is credit-related or a temporary loss. The amount of the impairment related to credit is set up as an allowance, and the remaining impairment is recorded and reflected in earnings through Accumulated other comprehensive income/(loss).
Investment Securities Policy Prior to the Adoption of ASU 2016-13
For periods disclosed prior to the adoption of ASU 2016-13 as of January 1, 2020, the Company conducted a quarterly review and evaluation of its investment securities to determine if the decline in fair value of a security below its amortized cost is deemed to be other-than-temporary. Other-than-temporary impairment losses are recognized on securities when: (i) the holder has an intention to sell the security; (ii) it is more likely than not that the security will be required to be sold prior to recovery; or (iii) the holder does not expect to recover the entire amortized cost basis of the security. Other-than-temporary losses are reflected in earnings as a charge against gain on sale of investments, net, to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in accumulated other comprehensive income/(loss). Refer to "Note 1: Basis of Presentation and Summary of Significant Account Policies" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for a description of the methodology.
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
◦Commercial tax-exempt loans (class of financing receivable)- Commercial tax-exempt loans include loans to not-for-profit private schools, colleges, public charter schools and other not-for-profit organizations.
•Paycheck Protection Program (segment and class)- Paycheck Protection Program loans are loans made under the Paycheck Protection Program as stipulated through the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act").
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
•Residential mortgage (segment and class)- Residential mortgage loans consist of loans secured by single-family and one- to four-unit properties in excess of the amount eligible for purchase by the Federal National Mortgage Association, which was $510 thousand at December 31, 2020 for the “General” limit and $766 thousand for single-family properties for the “High-Cost” limit, depending on which specific geographic region of the Bank’s primary market areas the loan was originated. While the Bank has no minimum size for mortgage loans, it concentrates its origination activities in the “Jumbo” segment of the market.
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
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. When management determines that it is probable that the Bank will not collect all principal and interest on a loan in accordance with the original loan terms, the loan is designated as impaired. Impaired loans are usually Commercial loans or Construction and land loans, for which it is probable that the Company will not collect all amounts due according to the contractual terms of the loan agreement, and all loans restructured in a troubled debt restructuring (“TDR”). Accrual of interest

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

income is discontinued and all interest previously accrued but not collected is reversed against current period interest income when a loan is initially classified as nonaccrual. Generally, interest received on nonaccrual loans is applied against principal or, on a limited basis, reported as interest income on a cash basis, when according to management’s judgment, the collectability of principal is reasonably assured. The Bank’s general policy for returning a loan to accrual status requires the loan to be brought current, for the client to show a history of making timely payments (generally six consecutive months), and when the financial position of the borrower and other relevant factors indicate there is no longer doubt as to the collectability of the loan.
The Bank’s loan commitments are generally short-term in nature with terms that are primarily variable. Given the limited interest rate exposure posed by the commitments, the Bank estimates the fair value adjustment of these commitments to be immaterial.
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
A summary of the rating system used by the Bank follows:
Pass- All loans graded as pass are considered acceptable credit quality by the Bank and are grouped for disclosure purposes. For Residential, Home equity, and Consumer loans, the Bank classifies loans as pass unless there is known information such as delinquency or client requests for modifications, which due to financial difficulty would then generally result in a risk rating such as special mention or more severe depending on the factors.
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
These above credit quality indicators are assigned upon origination with Commercial loans reassessed on an annual basis while noncommercial loans are reassessed when the loan becomes past due greater than 90 days or when ad-hoc information becomes available to the loan officer. Further, the Commercial loan portfolio is subject for selection of an independent review on an annual basis. In addition, those loans not considered to be "Pass" rated are subject to a Loan
Committee review on a quarterly basis. Lastly, on an ad-hoc basis as new information becomes available to the loan officer on the credit quality of the borrower, the credit quality indicators are reassessed.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•Deferral of principal and/or interest payments
•Lower interest rate as compared to a new loan with comparable risk and terms
•Extension of the maturity date
•Reduction in the principal balance owed
All loans whose terms have been modified in a TDR, including Commercial, Residential, and Consumer, are evaluated for impairment under ASC 326, Financial Instruments ─ Credit Losses ("ASC 326").
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
The Company’s Allowance for loan losses is accounted for in accordance with guidance issued by various regulatory agencies, including: the Federal Financial Institutions Examination Council Policy Statement on the Allowance for Loan and Lease Losses (October 2019); Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 119 (November 2019); ASC 326, Financial Instruments ─ Credit Losses.
For periods disclosed prior to the adoption of ASU 2016-13 as of January 1, 2020, the Allowance for loan losses was determined under the incurred loss model. Upon the adoption of ASU 2016-13 on January 1, 2020, management's processes for the Allowance for loan losses has changed. The updates in this standard replace the incurred loss impairment methodology, previously accounted for in accordance with Receivables (“ASC 310”) and SEC Staff Accounting Bulletin No. 102 (July 2001), with the updated methodology described below that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.
The Allowance for loan losses consists of two primary components: general reserves on pass, non-impaired special mention, and substandard loans as well as specific reserves on impaired loans. The calculation of the Allowance for loan losses involves a high degree of management judgment and estimates designed to reflect the inherent risk of loss in the loan portfolio at the measurement date The Allowance for loan losses is established based upon the Company's current estimate of expected lifetime credit losses on loans measured at amortized cost.
Under the Current Expected Credit Losses ("CECL") methodology, which the Company adopted on January 1, 2020, the Company estimates credit losses on a collective basis for loans sharing similar risk characteristics using a quantitative model combined with an assessment of certain qualitative factors designed to address risks not incorporated in the quantitative model output. The quantitative model utilizes economic factors and our selected peer groups' historical default and loss experience evaluated over the historical observation period to estimate expected credit losses. The expected credit losses are the product of multiplying the Company’s estimates of probability of default, net loss given default, and individual loan level exposure at default on an undiscounted basis. The model estimates expected credit losses using loan level data over the contractual life of the exposure, considering the effect of estimated prepayment and curtailment rates, both of which are derived from the Company's recent historical experience on the remaining portfolio segment balance over the life of the portfolio. Reasonable and supportable economic forecasts are incorporated into the estimate over a reasonable and supportable forecast period, beyond which is a reversion to the Company's historical long-run average of the macroeconomic variables, such as Gross Domestic Product, Unemployment, Consumer Confidence Index etc. Management has determined a reasonable and supportable period of two years and a straight line reversion period of twelve months to be appropriate for purposes of estimating expected credit losses. Management also applies a weight to the various forecasts to determine the reasonable and supportable economic forecasts. A portion of the collective Allowance for loan losses is related to the qualitative factors used to adjust historical loss information for asset-specific characteristics and current conditions to the extent they are not captured sufficiently in the quantitative model. The qualitative factors are based on information not reflected in the quantitative models but are likely to impact the measurement of estimated credit losses. The Company's qualitative assessment includes the following factors:
• Volume and trend of past-due, non-accrual, and adversely-graded loans
• Trends in volume and terms of loans

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
A loan is considered impaired in accordance with ASC 326 when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured based on the fair value of the loan, expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, impairment may be determined based upon the observable market price of the loan, or the fair value of the collateral, less estimated costs to sell, if the loan is “collateral dependent.” A loan is collateral dependent if repayment of the loan is expected to be provided solely by the underlying collateral or sale of the underlying collateral. For collateral dependent loans, appraisals are generally used to determine the fair value. When a collateral dependent loan becomes impaired, an updated appraisal of the collateral is obtained, if appropriate. Appraised values are generally discounted for factors such as the Bank’s intention to liquidate the property quickly in a foreclosure sale or the date when the appraisal was performed if the Bank believes that collateral values have declined since the date the appraisal was done. The Bank may use a broker opinion of value in addition to an appraisal to validate the appraised value. In certain instances, the Bank may consider broker opinions of value as well as other qualitative factors while an appraisal is being prepared.
If the loan is deemed to be collateral dependent, generally the difference between the book balance (client balance less any prior charge-offs or client interest payments applied to principal) and the fair value of the collateral less costs to sell is taken as a partial charge-off through the Allowance for loan losses in the current period. If the loan is not determined to be collateral dependent, then a specific allocation to the general reserve is established for the difference between the book balance of the loan and the expected future cash flows discounted at the loan’s effective interest rate. Charge-offs for loans not considered to be collateral dependent are made when it is determined a loss has been incurred. Impaired loans are removed from the general loan pools. There may be instances where the loan is considered impaired although based on the fair value of underlying collateral or the discounted expected future cash flows there is no impairment to be recognized. In addition, all loans which are classified as TDRs are considered impaired.
While this evaluation process utilizes historical and other objective information, the classification of loans and the establishment of the Allowance for loan losses rely to a great extent on the judgment and experience of management. While management evaluates currently available information in establishing the Allowance for loan losses, future adjustments to the Allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution’s Allowance for loan losses as well as loan grades/classifications.
Changes to the required level in the Allowance for loan losses result in either a provision for loan loss expense, if an increase is required, or a credit to the provision, if a decrease is required. Loan losses are charged to the Allowance for loan losses when available information confirms that specific loans, or portions thereof, are uncollectible. Recoveries on loans previously charged-off are credited to the Allowance for loan losses when received in cash or when the Bank takes possession of other assets.
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
Reserve for Unfunded Loan Commitments

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company maintains a reserve for unfunded loan commitments for such items as unused portion of lines of credit and unadvanced construction loans. The reserve is maintained at a level that reflects the risk in these various commitments. Management determines the reserve percentages on a quarterly basis based on a percentage of the quantitative loss rate derived from the CECL model for these portfolios. Once a loan commitment is funded, the reserve for unfunded loan commitment is reversed and a corresponding Allowance for loan loss reserve is established. This unfunded loan commitment reserve is included in Other liabilities in the Consolidated Balance Sheets. Net adjustments to the reserve for unfunded commitments are included in Other expense in the Consolidated Statements of Operations.
Allowance For Loan Losses Policy Prior to the Adoption of ASU 2016-13
Prior to the adoption of ASU 2016-13, the Allowance for loan losses consisted of three primary components: general reserves on pass graded loans, allocated reserves on non-impaired special mention and substandard loans, and specific reserves on impaired loans. The calculation of the Allowance for loan losses involved a high degree of management judgment and estimates designed to reflect the inherent risk of loss in the loan portfolio at the measurement date.
General reserves were calculated for each loan pool consisting of pass graded loans segregated by portfolio segment by applying estimated net loss percentages based upon the Bank’s actual historical net charge-offs during the historical observation period and loss emergence period. In addition, consideration of qualitative factors was applied to arrive at a total loss factor for each portfolio segment. The rationale for qualitative adjustments was to more accurately reflect the current inherent risk of loss in the respective portfolio segments than would be determined through the sole consideration of the Bank’s actual historical net charge-off rates. The numerical factors assigned to each qualitative factor were based upon observable data, if applicable, as well as management’s analysis and judgment. The qualitative factors considered by the Company include:
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
The Bank made a determination of the applicable loss rate for these factors based on relevant local market conditions, credit quality, and portfolio mix. Each quarter, management reviewed the loss factors to determine if there have been any changes in its loan portfolio, market conditions, or other risk indicators which would result in a change to the current loss factor.
Allocated reserves on non-impaired special mention and substandard loans reflect management’s assessment of increased risk of losses associated with these types of adversely graded loans. An allocated reserve was assigned to these pools of loans based upon management’s consideration of the credit attributes of individual loans within each pool of loans, including consideration of loan to value ratios, past due status, strength and willingness of the guarantors, and other relevant attributes as well as the qualitative factors considered for the general reserve, as discussed above. These considerations were determined separately for each type of portfolio segment. The allocated reserves were a multiple of the general reserve for each respective portfolio segments, with a greater multiple for loans with increased risk (i.e. special mention loans versus substandard loans).
A loan was considered impaired in accordance with ASC 310 when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured based on the fair value of the loan, expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, impairment may be determined based upon the observable market price of the loan, or the fair value of the collateral, less estimated costs to sell, if the loan is “collateral dependent.” A loan was collateral dependent if repayment of the loan is expected to be provided solely by the underlying collateral or sale of the underlying collateral. For collateral dependent loans, appraisals were generally used to determine the fair value. When a collateral dependent loan became impaired, an updated appraisal of the collateral was obtained, if appropriate. Appraised values were generally discounted for factors such as the Bank’s intention to liquidate the property quickly in a foreclosure sale or the date when the appraisal was performed if the Bank believes that collateral values have declined since the date the appraisal was done. The Bank could use a broker opinion of value in addition to an appraisal to validate the appraised value. In certain instances, the Bank could consider broker opinions of value as well as other qualitative factors while an appraisal is being prepared.
If the loan was deemed to be collateral dependent, generally the difference between the book balance (client balance less any prior charge-offs or client interest payments applied to principal) and the fair value of the collateral less costs to sell

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

was taken as a partial charge-off through the Allowance for loan losses in the current period. If the loan was not determined to be collateral dependent, then a specific allocation to the general reserve was established for the difference between the book balance of the loan and the expected future cash flows discounted at the loan’s effective interest rate. Charge-offs for loans not considered to be collateral dependent were made when it was determined a loss has been incurred. Impaired loans were removed from the general loan pools. There may be instances where the loan was considered impaired although based on the fair value of underlying collateral or the discounted expected future cash flows there is no impairment to be recognized. In addition, all loans which were classified as TDRs were considered impaired.
In addition to the three primary components of the Allowance for loan losses discussed above (general reserves, allocated reserves on non-impaired special mention and substandard loans, and the specific reserves on impaired loans), the Bank could also maintain an insignificant amount of additional Allowance for loan losses (the unallocated Allowance for loan losses). The unallocated reserve reflected the fact that the Allowance for loan losses was an estimate and contained a certain amount of imprecision risk. It represented risks identified by Management that were not already captured in the qualitative factors discussed above. The unallocated Allowance for loan losses was not considered significant by the Company and remained at zero unless additional risk was identified.
While this evaluation process utilized historical and other objective information, the classification of loans and the establishment of the Allowance for loan losses relied to a great extent on the judgment and experience of management. While management evaluated currently available information in establishing the Allowance for loan losses, future adjustments to the Allowance for loan losses could be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution’s Allowance for loan losses as well as loan grades/classifications. Such agencies could require the financial institution to recognize additions to the Allowance for loan losses or increases to adversely graded loans based on their judgments about information available to them at the time of their examination.
Reserve for Unfunded Loan Commitments Policy Prior to the Adoption of ASU 2016-13
The Company maintained a reserve for unfunded loan commitments for such items as unused portion of lines of credit and unadvanced construction loans. The reserve was maintained at a level that reflects the risk in these various commitments. Management determined the reserve percentages on a quarterly basis based on a percentage of the current historical loss rates for these portfolios. Once a loan commitment was funded, the reserve for unfunded loan commitment was reversed and a corresponding Allowance for loan loss reserve is established. This unfunded loan commitment reserve was included in other liabilities in the Consolidated Balance Sheets. Net adjustments to the reserve for unfunded commitments were included in other operating expense in the Consolidated Statements of Operations.
Other Real Estate Owned ("OREO")
OREO, if any, is comprised of property acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure in partial or total satisfaction of certain loans. Properties are recorded at the lower of the recorded investment in the loan at the time of acquisition or the fair value, as established by a current appraisal, comparable sales, and other estimates of value obtained principally from independent sources, less estimated costs to sell. Any decline in fair value compared to the carrying value of a property at the time of acquisition is charged against the Allowance for loan losses. Any subsequent valuation adjustments to reflect declines in current fair value, as well as gains or losses on disposition are reported in gain/(loss) on OREO, net in the Consolidated Statements of Operations. Expenses incurred for holding or maintaining OREO properties such as real estate taxes, utilities, and insurance are charged as incurred to Other expense in the Consolidated Statements of Operations. Rental income earned, although generally minimal, is offset against Other expense.
Premises and Equipment
Premises and equipment consists of leasehold improvements, furniture, fixtures, office equipment, computer equipment, software, and buildings. Premises and equipment are carried at cost, less accumulated depreciation. Also included in premises and equipment is technology initiatives in process. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. The estimated useful life for leasehold improvements is 10 years or the remaining term of the lease, if shorter. The estimated useful life for buildings is 40 years. The estimated useful life for furniture and fixtures is six years, five years for office equipment, and three years for computer equipment and software. The costs of improvements that extend the life of an asset are capitalized, while the cost of repairs and maintenance are expensed as incurred.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Goodwill is tested for impairment by estimating the fair value of a reporting unit. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions, and selecting an appropriate control premium. Both the income and market approaches to determine fair value of the reporting units are typically incorporated. The income approach is primarily based on discounted cash flows derived from assumptions of income statement activity. For the market approach, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and revenue multiples of comparable companies are selected and applied to the financial services reporting unit’s applicable metrics. Generally, a valuation consultant will be engaged to assist with the valuation.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The Company believes that it is more likely than not that the net deferred tax asset as of December 31, 2020, will be realized based primarily upon the ability to generate future taxable income. The Company does not have any capital losses in excess of capital gains as of December 31, 2020.
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
Per ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, for derivatives designated as cash flow hedges, the changes in the fair value of the derivative are initially reported in Accumulated other comprehensive income/(loss) (a component of Shareholders’ equity), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings. For derivatives designated as fair value hedges, changes in the fair value of the derivative are recognized in earnings together with the changes in the fair value of the related hedged item. On January 1, 2018, the Company early adopted ASU No. 2017-12, Targeted Improvements to Accounting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Wealth Management and Trust Fees and Investment Management Fees
The Company generates fee income from providing wealth management and investment management services and from providing trust services to its clients. Investment management fees are generally based upon the value of assets under management ("AUM") and are billed monthly, quarterly, or annually. Asset-based advisory fees are recognized as services are rendered and are based upon a percentage of the fair value of client assets managed. Certain wealth management fees are not asset-based and are negotiated individually with clients. Any fees collected in advance are deferred and recognized as income over the period earned. Performance-based advisory fees are generally assessed as a percentage of the investment performance realized on a client’s account, generally over an annual period, and are not recognized until any contingencies in the contract that could require the performance fee to be reduced have been eliminated. AUM at the Company’s consolidated subsidiaries are not included in the consolidated financial statements since they are held in a fiduciary or agency capacity and are not assets of the Company.
Stock-Based Incentive Plans
The fair value of restricted stock and restricted units, both time based and performance based, is generally equal to the closing price of the Company’s stock on the date of issuance. The fair value of time based, performance based, or market based stock options is calculated using a pricing model such as Black-Scholes. At December 31, 2020, the Company has three stock-based incentive compensation plans. These plans encourage and enable the officers, employees, and non-employee directors of the Company to acquire an interest in the Company. The Company accounts for share-based awards in accordance with ASC 718, Compensation – Stock Compensation. Costs resulting from the issuance of such share-based payment awards are required to be recognized in the financial statements based on the grant date fair value of the award. Stock-based compensation expense is recognized over the requisite service period, which is generally the vesting period. The vesting period for time based and performance based stock, units, and options is generally cliff vesting with terms from one to five years or graded. Market based option vesting is based on the specific terms of the vesting criteria and the expectation of when the performance criteria could be attained as of the time of issuance.
Earnings Per Share (“EPS”)
Basic EPS is computed by dividing Net income attributable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as time-based or performance-based restricted stock units, stock options, and warrants, among others) were exercised or converted into additional common shares that would then share in the earnings of the entity. Diluted EPS is computed by dividing Net income attributable to common shareholders by the weighted average number of common shares outstanding for the year, plus an incremental number of common-equivalent shares computed using the treasury stock method. Additionally, when dilutive, interest expense (net of tax) related to the convertible trust preferred securities is added back to Net income attributable to common shareholders. The calculation of diluted EPS excludes the potential dilution of common shares and the inclusion of any related expenses if the effect is anti-dilutive.
For the calculation of the Company’s EPS, see Part II. Item 8. “Financial Statements and Supplementary Data - Note 16: Earnings Per Share.”
Recently Adopted Accounting Pronouncements
The Company has recently adopted the following ASUs issued by the FASB.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 expands the disclosure requirements for revenue agreements with customers; ASU 2014-09 has been subsequently amended by additional ASUs, including ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, collectively, “ASU 2014-09 et al.” Under the standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. ASU 2014-09 et al. does not apply to revenue associated with financial instruments such as loans and securities. ASU 2014-09 et al. was adopted using the modified retrospective transition method as of January 1, 2018, however no cumulative effect adjustment was required. The guidance was applied to all revenue contracts in place at the date of adoption. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 26: Revenue Recognition” for further details.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). This update and the related amendments to Topic 842 require lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”), ASU No. 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”); and ASU No. 2019-01, Leases (Topic 842), Codification Improvements (“ASU 2019-01”), all of which clarify the guidance in ASU 2016-02 and add an additional transition method for leases. The standard establishes a right-of-use model (“ROU”) that requires a lessee

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

to recognize a ROU asset and lease liability on the Consolidated Balance Sheets for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the Consolidated Statements of Operations. The new standard was effective on January 1, 2019, with early adoption permitted. The Company adopted these provisions on January 1, 2019. The most significant effects relate to the recognition of new ROU assets and lease liabilities on the Consolidated Balance Sheets for real estate operating leases and providing significant new disclosures about leasing activities. Additionally, the Company elected the package of practical expedients, as prescribed by ASU 2016-02. On adoption, the Company recognized $124.1 million of Lease liabilities and $108.5 million of ROU assets.
In June 2016, the FASB issued ASU 2016-13. In 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”); ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”); ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 942)—Effective Dates (“ASU 2019-10”); and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses (“ASU 2019-11”). This update and related amendments to Topic 326 are intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology with a CECL model methodology that reflects expected credit losses and requires consideration of a reasonable and supportable economic forecast to inform credit loss estimates. This ASU is effective for fiscal years beginning after December 15, 2019. The Company adopted this update on January 1, 2020 utilizing a modified retrospective approach. On adoption of ASU 2016-13, the Company recognized a decrease in the Allowance for loan losses of $20.4 million and an increase in the reserve for unfunded loan commitments of $1.4 million. The net, after-tax impact of the decrease in the Allowance for loan losses and the increase in the reserve for unfunded loan commitments was an increase to Retained earnings of $13.5 million as shown in the Consolidated Statements of Changes in Shareholders’ Equity. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 4: Investment Securities”, “Note 5: Loan Portfolio and Credit Quality”, and “Note 6: Allowance for Loan Losses” for further details.
Accounting Pronouncements Not Yet Adopted
There were no ASUs materially impacting the Company, which have been issued by the FASB, but were not yet adopted as of December 31, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.     RESTRUCTURING
There were no restructuring charges for the year ended December 31, 2020. In the third and fourth quarters of 2018 and the first quarter of 2019, the Company incurred restructuring charges of $5.8 million, $2.1 million, and $1.6 million, respectively. The charges were in connection with a previously announced reduction in force to the Company's workforce of approximately 7% of total staffing, as well as other employee benefit and technology related initiatives. The restructuring was intended to improve the Company's operating efficiency and enhance earnings.
The following table presents a summary of the restructuring activity for the years ended December 31, 2020, 2019, and 2018.

	Severance Charges	Other Associated Costs	Total
	(In thousands)
Accrued charges at December 31, 2017	337	—	337
Costs incurred	5,457	2,371	7,828
Costs paid	(1,898)	(1,582)	(3,480)
Accrued charges at December 31, 2018	$3,896	$789	$4,685
Costs incurred	1,646	—	1,646
Costs paid	(5,016)	—	(5,016)
Accrued charges at December 31, 2019	$526	$789	$1,315
Costs incurred	—	—	—
Costs paid	(526)	—	(526)
Accrued charges at December 31, 2020	$—	$789	$789
3.     DIVESTITURES
On December 3, 2018, the Company completed the sale of its ownership interest in BOS to the management team of BOS for an upfront cash payment and an eight-year revenue sharing agreement with BOS. The Company received $21.1 million of cash at closing and an eight-year revenue share that, at signing, had a net present value of $13.9 million. The Company expects to receive future contingent payments that have an estimated present value of $11.8 million. In the fourth quarter of 2018, the Company recorded a pre-tax gain on sale of $18.1 million and a $3.5 million related tax expense. The rationale for the sale was to simplify the Company's structure by completing the divestiture of a subsidiary that did not align with the Company's strategy of growing the core Wealth Management and Trust, and Private Banking businesses.
On April 13, 2018, the Company completed the sale of its ownership interest in Anchor to the management team of Anchor for an upfront cash payment and future payments. The sale was previously announced in December 2017. The Company received $31.8 million of cash at closing and future payments that, at signing, had a net present value of $15.4 million. The Company expects to receive future contingent payments that have an estimated present value of $9.8 million. The Company’s annual goodwill impairment test for Anchor resulted in a goodwill impairment charge of $24.9 million in the fourth quarter of 2017. The Company also recorded a loss on sale of $1.3 million representing closing costs of the sale. Income tax expense of $12.7 million was recorded at the time of the closing of the transaction as a result of a book to tax basis difference associated with nondeductible goodwill. The rationale for the sale was to focus the Company’s resources on businesses where we could offer holistic financial advice, along with integrated Wealth Management and Trust, and Private Banking capabilities. This transaction also generated additional capital to reinvest.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.     INVESTMENT SECURITIES
The following tables present a summary of investment securities:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
At December 31, 2020
Investment securities available-for-sale at fair value:
U.S. government and agencies	$19,962	$1,022	$—	$20,984
Government-sponsored entities	142,985	4,801	—	147,786
Municipal bonds	324,422	22,177	(11)	346,588
Mortgage-backed securities (1)	711,144	17,805	(614)	728,335
Total	$1,198,513	$45,805	$(625)	$1,243,693

Investment securities held-to-maturity at amortized cost:
Mortgage-backed securities (1)	$35,223	$719	$—	$35,942
Total	$35,223	$719	$—	$35,942

Equity securities at fair value:
Money market mutual funds (2)	$41,452	$—	$—	$41,452
Total	$41,452	$—	$—	$41,452

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
At December 31, 2019
Investment securities available-for-sale at fair value:
U.S. government and agencies	$19,955	$42	$(57)	$19,940
Government-sponsored entities	154,963	1,292	—	156,255
Municipal bonds	312,977	12,551	(73)	325,455
Mortgage-backed securities (1)	479,005	1,117	(3,488)	476,634
Total	$966,900	$15,002	$(3,618)	$978,284

Investment securities held-to-maturity at amortized cost:
Mortgage-backed securities (1)	48,212	53	(316)	47,949
Total	$48,212	$53	$(316)	$47,949

Equity securities at fair value:
Money market mutual funds (2)	$18,810	$—	$—	$18,810
Total	$18,810	$—	$—	$18,810
_________________
(1)All Mortgage-backed securities are guaranteed by the U.S. government, U.S. government agencies, or government-sponsored entities.
(2)Money market mutual funds maintain a constant net asset value of $1.00 and therefore have no unrealized gain or loss.
The Company adopted ASU 2016-13 as of January 1, 2020. Under ASU 2016-13, the Company is required to assess the investment portfolio for credit impairment. The Company considers the Investment securities held-to-maturity portfolio to meet the "zero loss" expectation requirements. All Investment securities held-to-maturity owned by the Company are AAA rated mortgage-backed securities that are backed by the guarantees of the U.S. government, U.S. government agencies or government-sponsored entities. The Company has experienced zero losses for these securities. In addition, as of December 31, 2020, no Investment securities held-to-maturity securities were past due. Therefore, no credit allowance was recorded on the Investment securities held-to-maturity investment portfolio. The Company evaluated the Investment securities available-for-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

sale on a security by security basis and identified no security with impairment. Therefore, no credit allowance was booked on the Investment securities available-for-sale investment portfolio. See Part II. Item 8. “Notes to Consolidated Financial Statements - Note 1: Basis of Presentation and Summary of Significant Accounting Policies” for additional information on ASU 2016-13.
The following tables present the maturities of Investment securities available-for-sale, based on contractual maturity, and the weighted average yields of such securities as of December 31, 2020. Certain securities are callable before their final maturity. Additionally, certain securities (such as Mortgage-backed securities) are shown within the table below based on their final (contractual) maturity, but due to prepayments and curtailments are expected to have shorter lives.

	U.S. government and agencies (1)			Government-sponsored entities (1)
	Amortized cost	Fair value	Weighted average yield	Amortized cost	Fair value	Weighted average yield
	(In thousands, except percentages)
Within one year	$—	$—	—%	$27,776	$28,107	1.89%
After one, but within five years	10,000	10,337	1.75%	100,116	103,336	1.99%
After five, but within ten years	9,962	10,647	1.70%	15,093	16,343	2.00%
Greater than ten years	—	—	—%	—	—	—%
Total	$19,962	$20,984	1.72%	$142,985	$147,786	1.97%

	Municipal bonds (1)			Mortgage-backed securities (2)
	Amortized cost	Fair value	Weighted average yield	Amortized cost	Fair value	Weighted average yield
	(In thousands, except percentages)
Within one year	$10,582	$10,676	2.16%	$9,310	$9,341	2.22%
After one, but within five years	10,678	10,895	2.39%	170,295	179,035	2.16%
After five, but within ten years	87,513	93,603	2.60%	121,639	127,337	2.12%
Greater than ten years	215,649	231,414	2.43%	409,900	412,622	1.44%
Total	$324,422	$346,588	2.47%	$711,144	$728,335	1.74%
The following table presents the maturities of Investment securities held-to-maturity, based on contractual maturity, and the weighted average yields of such securities as of December 31, 2020:

	Mortgage-backed securities (2)
	Amortized cost	Fair value	Weighted average yield
	(In thousands, except percentages)
Within one year	$—	$—	—%
After one, but within five years	—	—	—%
After five, but within ten years	28,858	29,449	2.23%
Greater than ten years	6,365	6,493	2.48%
Total	$35,223	$35,942	2.28%
_________________
(1)Certain securities are callable before their final maturity.
(2)Mortgage-backed securities are shown based on their final (contractual) maturity, but, due to prepayments, they are expected to have shorter lives.
The weighted average remaining maturity at December 31, 2020 was 11.4 years for Investment securities available-for-sale, with $274.5 million of Investment securities available-for-sale callable before maturity. The weighted average remaining maturity at December 31, 2019 was 7.7 years for Investment securities available-for-sale, with $239.0 million of Investment securities available-for-sale callable before maturity.
The weighted average remaining maturity for Investment securities held-to-maturity was 9.0 years and 10.0 years at December 31, 2020 and December 31, 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the maturities of Equity securities at fair value, based on contractual maturity, and the weighted average yields of such securities as of December 31, 2020:

	Money market mutual funds
	Amortized cost	Fair value	Weighted average yield
	(In thousands)
Within one year	$41,452	$41,452	0.40%
After one, but within five years	—	—	—%
After five, but within ten years	—	—	—%
Greater than ten years	—	—	—%
Total	$41,452	$41,452	0.40%
The following table presents the proceeds from sales, gross realized gains, and gross realized losses for Investment securities available-for-sale that were sold or called during the following periods, as well as changes in fair value of equity securities as prescribed by ASC 321, Investment- Equity Securities. ASU 2016-01, Recognition and Measurements of Financial Assets and Financial Liabilities was adopted on January 1, 2018, at which time a cumulative effect adjustment of $339 thousand was recorded to reclassify the amount of accumulated unrealized gains related to equity securities from Accumulated other comprehensive income to Retained earnings.

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Proceeds from sales (1)	$—	$—	$53,412
Realized gains	—	—	7
Realized losses	—	—	(597)
Change in unrealized gain/(loss) on equity securities reflected in the Consolidated Statements of Operations (2)	—	—	(23)
_________________
(1) Purchases and sales of money market mutual funds in operational accounts are excluded from this table.
(2) Money market mutual funds maintain a constant net asset value of $1.00 and therefore have no unrealized gain or loss.
(3) There have been no sales of Investment securities available-for-sale or Equity securities in the years ended December 31, 2020 and 2019.
The following tables present information regarding securities at December 31, 2020 and 2019 having temporary impairment due to the fair values having declined below the amortized cost of the individual securities and the time period that the investments have been temporarily impaired. As of December 31, 2020, there were no Investment securities held-to-maturity in an unrealized loss position.

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Number of securities
	(In thousands, except number of securities)
December 31, 2020
Investment securities available-for-sale
Municipal bonds	$2,344	$(11)	$—	$—	$2,344	$(11)	2
Mortgage-backed securities (1)	126,545	(519)	5,411	(95)	131,956	(614)	41
Total	$128,889	$(530)	$5,411	$(95)	$134,300	$(625)	43

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Number of securities
	(In thousands, except number of securities)
December 31, 2019
Investment securities available-for-sale
U.S. government and agencies	$9,899	$(57)	$—	$—	$9,899	$(57)	1
Government-sponsored entities	1,725	—	—	—	1,725	—	1
Municipal bonds	9,149	(73)	—	—	9,149	(73)	4
Mortgage-backed securities (1)	140,723	(1,016)	187,043	(2,472)	327,766	(3,488)	85
Total	$161,496	$(1,146)	$187,043	$(2,472)	$348,539	$(3,618)	91

Investment securities held-to-maturity
Mortgage-backed securities (1)	$10,328	$(11)	$30,451	$(305)	$40,779	$(316)	14
Total	$10,328	$(11)	$30,451	$(305)	$40,779	$(316)	14
___________________
(1)All Mortgage-backed securities are guaranteed by the U.S. government, U.S. government agencies, or government-sponsored entities.
As of December 31, 2020, the Mortgage-backed securities in the first table above had current Standard and Poor's credit rating of AAA and the municipal bonds in the first table above had a current Standard and Poor’s credit rating of at least AA+. At December 31, 2020, the Company determined that the unrealized losses on investments, since their purchase, is primarily attributed to changes in interest rates and not as a result of the deterioration of credit quality.
At December 31, 2020 and December 31, 2019, the amount of investment securities in an unrealized loss position greater than 12 months, as well as in total, was primarily due to changes in interest rates and not due to credit quality. As of December 31, 2020, the Company had no intent to sell any securities in an unrealized loss position, and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized loss amounts. Subsequent to December 31, 2020 and through the date of the filing of this Annual Report on Form 10-K, no securities were downgraded to below investment grade, nor were any securities in an unrealized loss position sold.
The following table presents the concentration of securities with any one issuer that exceeds 10% of shareholders’ equity as of December 31, 2020:

	Amortized cost	Fair value
	(In thousands)
Federal Home Loan Mortgage Corporation	$405,243	$419,653
Federal Home Loan Bank	88,802	91,761
Federal National Mortgage Association	331,881	336,644
Total	$825,926	$848,058
Cost Method Investments
The Company invests in low-income housing tax credits, which are included in Other assets, to encourage private capital investment in the construction and rehabilitation of low-income housing. The Company makes these investments through an indirect subsidy that allows investors, such as the Company, in a flow-through limited liability entity, such as limited partnerships or limited liability companies that manage or invest in qualified affordable housing projects, to receive the benefits of the tax credits allocated to the entity that owns the qualified affordable housing project. The Company also holds partnership interests in small business investment companies formed to provide financing to small businesses and to promote community development.
The Company amortizes its investment in the low income housing tax credits using the proportional amortization method. Under the proportional amortization method, the Company amortizes the cost of its investment, in proportion to the tax credits and other tax benefits it receives to Income tax expense. Included in Income tax expense was amortization of $4.9 million, $4.3 million, and $3.0 million for the years ending December 31, 2020, 2019 and 2018, respectively. Also included in Income tax expense were the related tax benefits of $5.0 million, $4.1 million and $2.9 million for the years ending December 31, 2020, 2019, and 2018, respectively.
The Company had $75.7 million and $65.5 million in cost method investments included in Other assets as of December 31, 2020 and December 31, 2019, respectively. In addition, the Company had $35.4 million and $27.8 million in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

unadvanced funds related to commitments, included in Other liabilities, in these investments as of December 31, 2020 and 2019, respectively.
Under the proportional amortization method, an investment must be tested for impairment when events or changes in circumstances indicate that it is more likely than not that the carrying amount of the investment will not be realized. There was no indication of impairment for the years ending December 31, 2020 and 2019.
5.     LOAN PORTFOLIO AND CREDIT QUALITY
The Bank’s lending activities are conducted principally in the regions of New England, Northern California, and Southern California. The Bank originates single and multi-family Residential mortgage loans, Commercial real estate loans, Commercial and industrial loans, Commercial tax-exempt loans, Construction and land loans, and Home equity and other Consumer loans. Most loans are secured by borrowers’ personal or business assets. The ability of the Bank’s single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic conditions within the Bank’s lending areas. Commercial, construction, and land borrowers’ ability to repay is generally dependent upon the health of the economy and real estate values, including, the performance of the construction sector. Accordingly, the ultimate collectability of a substantial portion of the Bank’s loan portfolio is susceptible to changing conditions in the New England, Northern California, and Southern California economies and real estate markets.
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
The following table presents a summary of the loan portfolio based on the portfolio segment as of the dates indicated:

	December 31, 2020	December 31, 2019
	(In thousands)
Commercial and industrial	$558,343	$694,034
Paycheck Protection Program	312,356	—
Commercial tax-exempt	442,159	447,927
Commercial real estate	2,757,375	2,551,274
Construction and land	159,204	225,983
Residential	2,677,464	2,839,155
Home equity	77,364	83,657
Consumer and other	120,044	134,674
Total	$7,104,309	$6,976,704
During the year ended December 31, 2020, the Bank sold $72.0 million of Residential mortgage loans resulting in a net gain of $427 thousand. The Company recorded $1.2 million in mortgage servicing rights intangible assets related to the sale of these Residential mortgage loans with servicing rights retained. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 8: Goodwill and Other Intangible Assets” for additional information on the mortgage servicing rights.
The following table presents nonaccrual loans receivable by class of receivable as of the dates indicated:

	December 31, 2020	December 31, 2019
	(In thousands)
Commercial and industrial	$4,394	$582
Paycheck Protection Program	—	—
Commercial tax-exempt	—	—
Commercial real estate	5,261	—
Construction and land	—	—
Residential	13,780	13,993
Home equity	415	1,525
Consumer and other	1	3
Total	$23,851	$16,103

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, although infrequent, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans 90 days or more past due, but still accruing, as of December 31, 2020 and 2019. The Bank’s policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six consecutive months). For TDRs, a return to accrual status generally requires timely payments for a period of six months in accordance with the restructured loan terms, along with meeting other criteria.
The following tables show the payment status of loans receivable by class of receivable as of the dates indicated:

	December 31, 2020
	Accruing Past Due			Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Total Accruing Past Due	Current	30-89 Days Past Due	90 Days or Greater Past Due	Total Non- accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$1,837	$522	$2,359	$3,934	$87	$373	$4,394	$551,590	$558,343
Paycheck Protection Program	—	—	—	—	—	—	—	312,356	312,356
Commercial tax-exempt	—	—	—	—	—	—	—	442,159	442,159
Commercial real estate	136	491	627	—	—	5,261	5,261	2,751,487	2,757,375
Construction and land	—	—	—	—	—	—	—	159,204	159,204
Residential	10,960	4,538	15,498	8,183	1,521	4,076	13,780	2,648,186	2,677,464
Home equity	1,107	256	1,363	228	—	187	415	75,586	77,364
Consumer and other	15	—	15	—	1	—	1	120,028	120,044
Total	$14,055	$5,807	$19,862	$12,345	$1,609	$9,897	$23,851	$7,060,596	$7,104,309

	December 31, 2019
	Accruing Past Due			Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Total Accruing Past Due	Current	30-89 Days Past Due	90 Days or Greater Past Due	Total Non- accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$828	$—	$828	$—	$241	$341	$582	$692,624	$694,034
Commercial tax-exempt	—	—	—	—	—	—	—	447,927	447,927
Commercial real estate	1,420	—	1,420	—	—	—	—	2,549,854	2,551,274
Construction and land	—	—	—	—	—	—	—	225,983	225,983
Residential	19,133	1,038	20,171	9,593	759	3,641	13,993	2,804,991	2,839,155
Home equity	369	—	369	220	148	1,157	1,525	81,763	83,657
Consumer and other	1,008	2,149	3,157	1	—	2	3	131,514	134,674
Total	$22,758	$3,187	$25,945	$9,814	$1,148	$5,141	$16,103	$6,934,656	$6,976,704
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
Generally, when a collateral dependent loan becomes impaired, an updated appraisal of the collateral, if appropriate, is obtained. If the impaired loan has not been upgraded to a performing status within a reasonable amount of time, the Bank will

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

continue to obtain updated appraisals as deemed necessary, especially during periods of declining property values. The COVID-19 pandemic has limited the Bank’s ability to obtain updated appraisals. In lieu of appraisals, the Bank may use other valuation techniques in the short-term. The Bank did not use any alternative valuation techniques in 2020.
The past due status of a loan is determined in accordance with its contractual repayment terms. All loan types are reported past due when one scheduled payment is due and unpaid for 30 days or more. Loans with modified terms under the
CARES Act are not considered past due if they are complying with the modified terms.
The following tables present the loan portfolio’s credit risk profile by internally assigned grade and class of receivable as of the dates indicated:

	December 31, 2020
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Classified (1)	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$519,680	$11,314	$22,955	$4,394	$558,343
Paycheck Protection Program	312,356	—	—	—	312,356
Commercial tax-exempt	434,850	2,806	4,503	—	442,159
Commercial real estate	2,505,424	170,521	76,169	5,261	2,757,375
Construction and land	156,908	2,296	—	—	159,204
Residential	2,660,684	—	3,000	13,780	2,677,464
Home equity	76,693	—	256	415	77,364
Consumer and other	119,743	300	—	1	120,044
Total	$6,786,338	$187,237	$106,883	$23,851	$7,104,309

	December 31, 2019
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Classified (1)	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$656,364	$12,101	$24,987	$582	$694,034
Commercial tax-exempt	436,721	7,154	4,052	—	447,927
Commercial real estate	2,495,702	32,014	23,558	—	2,551,274
Construction and land	225,526	457	—	—	225,983
Residential	2,820,909	—	4,253	13,993	2,839,155
Home equity	81,060	—	1,072	1,525	83,657
Consumer and other	134,371	300	—	3	134,674
Total	$6,850,653	$52,026	$57,922	$16,103	$6,976,704
___________________
(1) Accruing Classified may include both Substandard and Doubtful classifications.
The following table presents the loan portfolio’s credit risk profile by loan origination year and class of receivable as of the dates indicated:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2020
	Loan Origination Year By Loan Grade or Nonaccrual Status
	2020	2019	2018	2017	2016	Prior	Revolving	Revolving Converted to Term (2)	Total
	(In thousands)
Commercial and industrial
Pass	$96,230	$80,949	$65,506	$13,378	$17,972	$43,592	$191,252	$10,801	$519,680
Special Mention	358	2,413	1,008	674	—	2,688	3,911	262	11,314
Accruing Classified (1)	1,184	223	6,247	—	—	110	8,683	6,508	22,955
Nonaccrual	—	141	350	—	813	14	1,012	2,064	4,394
Total	$97,772	$83,726	$73,111	$14,052	$18,785	$46,404	$204,858	$19,635	$558,343
Paycheck Protection Program
Pass	$312,356	$—	$—	$—	$—	$—	$—	$—	$312,356
Total	$312,356	$—	$—	$—	$—	$—	$—	$—	$312,356
Commercial tax-exempt
Pass	$53,225	$20,586	$40,451	$24,624	$102,133	$190,798	$—	$3,033	$434,850
Special Mention	—	—	—	—	—	2,806	—	—	2,806
Accruing Classified (1)	—	—	—	—	—	4,503	—	—	4,503
Total	$53,225	$20,586	$40,451	$24,624	$102,133	$198,107	$—	$3,033	$442,159
Commercial real estate
Pass	$311,605	$462,144	$247,228	$308,437	$375,713	$657,563	$126,544	$16,190	$2,505,424
Special Mention	21,661	13,851	12,382	29,461	37,123	56,043	—	—	170,521
Accruing Classified (1)	3,161	49,637	14,000	—	—	9,371	—	—	76,169
Nonaccrual	—	5,212	—	—	—	—	49	—	5,261
Total	$336,427	$530,844	$273,610	$337,898	$412,836	$722,977	$126,593	$16,190	$2,757,375
Construction and land
Pass	$43,042	$63,914	$31,434	$16,288	$2,230	$—	$—	$—	$156,908
Special Mention	—	—	2,296	—	—	—	—	—	2,296
Total	$43,042	$63,914	$33,730	$16,288	$2,230	$—	$—	$—	$159,204
Residential
Pass	$603,414	$471,237	$366,390	$388,845	$352,330	$478,468	$—	$—	$2,660,684
Accruing Classified (1)	—	—	—	—	—	3,000	—	—	3,000
Nonaccrual	—	604	272	2,373	62	10,469	—	—	13,780
Total	$603,414	$471,841	$366,662	$391,218	$352,392	$491,937	$—	$—	$2,677,464
Home equity
Pass	$—	$—	$252	$—	$686	$553	$64,985	$10,217	$76,693
Accruing Classified (1)	—	—	—	—	—	—	—	256	256
Nonaccrual	—	—	—	—	—	276	139	—	415
Total	$—	$—	$252	$—	$686	$829	$65,124	$10,473	$77,364
Consumer and other
Pass	$728	$158	$25	$—	$81	$574	$118,177	$—	$119,743
Special Mention	—	—	—	—	—	—	300	—	300
Nonaccrual	—	—	—	—	—	—	1	—	1
Total	$728	$158	$25	$—	$81	$574	$118,478	$—	$120,044
Total
Pass	$1,420,600	$1,098,988	$751,286	$751,572	$851,145	$1,371,548	$500,958	$40,241	$6,786,338
Special Mention	22,019	16,264	15,686	30,135	37,123	61,537	4,211	262	187,237
Accruing Classified (1)	4,345	49,860	20,247	—	—	16,984	8,683	6,764	106,883
Nonaccrual	—	5,957	622	2,373	875	10,759	1,201	2,064	23,851
Total	$1,446,964	$1,171,069	$787,841	$784,080	$889,143	$1,460,828	$515,053	$49,331	$7,104,309
______________________
(1) Accruing Classified may include both Substandard and Doubtful classifications.
(2) Amounts for revolving loans converted to term loans represent only those loans that have been converted to term loans after December 31, 2016. Due to data limitations, information prior to December 31, 2016 is unavailable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present, by class of receivable, the balance of impaired loans with and without a related Allowance for loan losses, the associated Allowance for loan losses for those impaired loans with a related Allowance for loan losses, and the total unpaid principal on impaired loans:

	As of and for the year ended December 31, 2020
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$2,262	$2,307	n/a	$2,512	$141
Paycheck Protection Program	—	—	n/a	—	—
Commercial tax-exempt	—	—	n/a	302	20
Commercial real estate	5,212	5,384	n/a	4,818	33
Construction and land	—	—	n/a	—	—
Residential	14,523	14,783	n/a	15,509	534
Home equity	367	367	n/a	922	16
Consumer and other	—	—	n/a	—	—
Subtotal	$22,364	$22,841	n/a	$24,063	$744
With an allowance recorded:
Commercial and industrial	$2,053	$2,090	$279	$378	$1
Paycheck Protection Program	—	—	—	—	—
Commercial tax-exempt	—	—	—	—	—
Commercial real estate	50	50	50	23	—
Construction and land	—	—	—	—	—
Residential	419	419	54	498	13
Home equity	256	256	17	264	7
Consumer and other	—	—	—	—	—
Subtotal	$2,778	$2,815	$400	$1,163	$21
Total:
Commercial and industrial	$4,315	$4,397	$279	$2,890	$142
Paycheck Protection Program	—	—	—	—	—
Commercial tax-exempt	—	—	—	302	20
Commercial real estate	5,262	5,434	50	4,841	33
Construction and land	—	—	—	—	—
Residential	14,942	15,202	54	16,007	547
Home equity	623	623	17	1,186	23
Consumer and other	—	—	—	—	—
Total	$25,142	$25,656	$400	$25,226	$765
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
The following table presents, by class of receivable, the average recorded investment balance of impaired loans and interest income recognized on impaired loans:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31,
	2020		2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Commercial and industrial	$2,890	$142	$1,798	$301	$2,245	$84
Paycheck Protection Program	—	—	n/a	n/a	n/a	n/a
Commercial tax-exempt	302	20	—	—	—	—
Commercial real estate	4,841	33	155	262	6,089	2,249
Construction and land	—	—	—	—	50	16
Residential	16,007	547	14,830	659	10,423	430
Home equity	1,186	23	2,640	39	2,000	35
Consumer and other	—	—	—	—	10	3
Total	$25,226	$765	$19,423	$1,261	$20,817	$2,817
When management determines that it is probable that the Bank will not collect all principal and interest on a loan in accordance with the original loan terms, the loan is designated as impaired.
On March 22, 2020, regulators issued an interagency statement encouraging financial institutions to work with borrowers affected by the COVID-19 pandemic. The interagency statement also provided additional information regarding loan modifications. The regulators indicated they will not criticize institutions for working with borrowers in a safe and sound manner and have indicated that related modifications will not automatically result in a TDR. The regulators also provided supervisory views that loans modified under this program would not be considered past due or nonaccrual. Subsequently, this guidance was extended through 2021 with the second stimulus package signed into law on December 28, 2020.
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
As of December 31, 2020, the Bank has pledged $2.2 billion of loans in a blanket lien agreement with the Federal Home Loan Bank of Boston (“FHLB”). The Bank also has $332.8 million of loans pledged as collateral at the Federal Reserve Bank (“FRB”) for access to their discount window. As of December 31, 2019, the Bank had pledged $2.5 billion of loans to the FHLB and $395.3 million of loans to the FRB.
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. These loans are outside of the guidelines to not be considered a TDR by recent regulatory guidance. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. As of December 31, 2020 and 2019, TDRs totaled $13.9 million and $12.6 million, respectively. As of December 31, 2020, $7.2 million of the $13.9 million of TDRs were on accrual status. As of December 31, 2019, $7.1 million of the $12.6 million of TDRs were on accrual status. As of December 31, 2020 and 2019, the Company had no commitments to lend additional funds to debtors for loans whose terms had been modified in a TDR.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Therefore, there is generally not a material change to the Allowance for loan losses when a nonaccruing loan is categorized as a TDR.
The following tables present the balance of TDRs that were restructured or defaulted during the periods indicated:

	As of and for the year ended December 31, 2020
	Restructured Year to Date			TDRs that defaulted that were restructured in prior twelve months
	# of Loans	Pre-modification recorded investment	Post-modification recorded investment	# of Loans	Post-modification recorded investment
	(In thousands, except number of loans)
Commercial and industrial	4	$1,769	$1,769	1	$49
Commercial tax-exempt	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Residential	1	2,373	2,373	1	1,562
Home equity	—	—	—	1	251
Consumer and other	—	—	—	—	—
Total	5	$4,142	$4,142	3	$1,862

As of and for the year ended December 31, 2020
	Extension of Term		Temporary Rate Reduction		Payment Deferral		Combination of Concessions (1)		Total Concessions
	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment
(In thousands, except number of loans)
Commercial and industrial	1	$643	—	$—	—	$—	3	$1,126	4	$1,769
Commercial tax-exempt	—	—	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—	—	—
Construction and Land	—	—	—	—	—	—	—	—	—	—
Residential	—	—	—	—	1	2,373	—	—	1	2,373
Home Equity	—	—	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—	—	—
Total	1	$643	—	$—	1	$2,373	3	$1,126	5	$4,142
____________________
(1)Combination of concessions includes loans that have had more than one modification, including extension of term, temporary reduction of interest rate, and/or payment deferral.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of and for the year ended December 31, 2019
	Restructured Year to Date			TDRs that defaulted that were restructured in prior twelve months
	# of Loans	Pre-modification recorded investment	Post-modification recorded investment	# of Loans	Post-modification recorded investment
	(In thousands, except number of loans)
Commercial and industrial	2	$449	$449	1	$270
Commercial tax-exempt	—	—	—	—	—
Commercial real estate	1	736	736	—	—
Construction and land	—	—	—	—	—
Residential	5	6,801	6,845	—	—
Home equity	2	525	534	—	—
Consumer and other	—	—	—	—	—
Total	10	$8,511	$8,564	1	$270

	As of and for the year ended December 31, 2019
	Extension of Term		Temporary Rate Reduction		Payment Deferral		Combination of Concessions (1)		Total Concessions
	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment	# of Loans	Post- modifi- cation recorded invest- ment
	(In thousands, except number of loans)
Commercial and industrial	2	$449	—	$—	—	$—	—	$—	2	$449
Commercial tax-exempt	—	—	—	—	—	—	—	—	—	$—
Commercial real estate	1	736	—	—	—	—	—	—	1	$736
Construction and Land	—	—	—	—	—	—	—	—	—	$—
Residential	—	—	2	3,227	3	3,618	—	—	5	$6,845
Home Equity	—	—	1	283	1	251	—	—	2	$534
Consumer and other	—	—	—	—	—	—	—	—	—	$—
Total	3	$1,185	3	$3,510	4	$3,869	—	$—	10	$8,564
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
Loan participations serviced for others and loans serviced for others are not included in the Company's total loans. The following table presents a summary of the loan participations serviced for others and loans serviced for others based on class of receivable as of the dates indicated:

	December 31, 2020	December 31, 2019
	(In thousands)
Commercial and industrial	$110,589	$14,533
Commercial tax-exempt	17,604	18,101
Commercial real estate	130,551	121,929
Construction and land	93,874	75,451
Total loan participations serviced for others	$352,618	$230,014

Residential	$168,110	$204,696
Total loans serviced for others	$168,110	$204,696
Any loans to senior management, executive officers, and directors are made in the ordinary course of business, under normal credit terms, including interest rates and collateral requirements prevailing at the time of origination for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

comparable transactions with other persons and do not represent more than normal credit risk. The Bank’s current policy is generally not to originate these types of loans.
Total loans include deferred loan origination (fees)/costs, net of $0.3 million and $8.1 million as of December 31, 2020 and 2019, respectively.
6.    ALLOWANCE FOR LOAN LOSSES
The Allowance for loan losses, reported as a reduction of outstanding loan balances, totaled $81.2 million and $72.0 million at December 31, 2020 and 2019, respectively.
Beginning in the first quarter of 2020, the Company made a change to the loan portfolio segmentation as it relates to the Allowance for loan losses in which Commercial and industrial and Commercial tax-exempt loans were bifurcated given their different underlying risk characteristics. For the periods ended December 31, 2019 and December 31, 2018, the Provision/(credit) for loan losses and related allowance balance in the Allowance for loan losses for tax-exempt Commercial and industrial loans is included within Commercial and industrial loans. Beginning in the second quarter of 2020, the Company made a change to the loan portfolio segmentation as it relates to the Allowance for loan losses, adding the segment Paycheck Protection Program. For the periods ended December 31, 2019 and December 31, 2018, there were no loans in this segment as the SBA initiated the program in the second quarter of 2020 in response to the COVID-19 pandemic.
The following tables present a summary of the changes in the Allowance for loan losses for the periods indicated:

	As of and for the year ended December 31,
	2020	2019	2018
	(In thousands)
Allowance for loan losses, beginning of year:
Commercial and industrial	$10,048	$15,912	$11,735
Paycheck Protection Program	—	n/a	n/a
Commercial tax-exempt	6,016	n/a	n/a
Commercial real estate	40,765	41,934	46,820
Construction and land	5,119	6,022	4,949
Residential	8,857	10,026	9,773
Home equity	778	1,284	835
Consumer and other	399	134	630
Total Allowance for loan losses, beginning of year	$71,982	$75,312	$74,742
Impact of adopting ASU 2016-13:
Commercial and industrial	$(565)	n/a	n/a
Paycheck Protection Program	—	n/a	n/a
Commercial tax-exempt	(4,409)	n/a	n/a
Commercial real estate	(14,455)	n/a	n/a
Construction and land	(2,158)	n/a	n/a
Residential	685	n/a	n/a
Home equity	(535)	n/a	n/a
Consumer and other	1,052	n/a	n/a
Total impact of adopting ASU 2016-13	$(20,385)	n/a	n/a
Allowance for loan losses, beginning of period, net	$51,597	$75,312	$74,742
Loans charged-off:
Commercial and industrial	$(1,590)	$(645)	$(709)
Paycheck Protection Program	—	n/a	n/a
Commercial tax-exempt	—	n/a	n/a
Commercial real estate	—	—	(135)
Construction and land	—	—	—
Residential	—	—	(16)
Home equity	(1,157)	(562)	—
Consumer and other	(83)	(22)	(39)
Total charge-offs	$(2,830)	$(1,229)	$(899)
Recoveries on loans previously charged-off:
Commercial and industrial	$170	$891	$680
Paycheck Protection Program	—	n/a	n/a
Commercial tax-exempt	—	n/a	n/a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of and for the year ended December 31,
	2020	2019	2018
	(In thousands)
Commercial real estate	160	429	2,389
Construction and land	—	—	—
Residential	—	100	429
Home equity	132	10	1
Consumer and other	11	33	168
Total recoveries	$473	$1,463	$3,667
Provision/(credit) for loan losses:
Commercial and industrial	$922	$(94)	$4,206
Paycheck Protection Program	159	n/a	n/a
Commercial tax-exempt	943	n/a	n/a
Commercial real estate	24,691	(1,598)	(7,140)
Construction and land	1,080	(903)	1,073
Residential	3,322	(1,269)	(160)
Home equity	1,075	46	448
Consumer and other	(194)	254	(625)
Total provision/(credit) for loan losses	$31,998	$(3,564)	$(2,198)
Allowance for loan losses, end of year:
Commercial and industrial	$8,985	$16,064	$15,912
Paycheck Protection Program	159	n/a	n/a
Commercial tax-exempt	2,550	n/a	n/a
Commercial real estate	51,161	40,765	41,934
Construction and land	4,041	5,119	6,022
Residential	12,864	8,857	10,026
Home equity	293	778	1,284
Consumer and other	1,185	399	134
Total Allowance for loan losses, end of year	$81,238	$71,982	$75,312
The balance of the Allowance for loan losses of $81.2 million as of December 31, 2020 represents an increase of $9.3 million from December 31, 2019. During the twelve months ended December 31, 2020, 2019, and 2018, the Company recognized a Provision expense of $32.0 million, a Provision credit of $3.6 million, and a Provision credit of $2.2 million, respectively. The increase in the Allowance for loan losses for the twelve months ended December 31, 2020 was primarily driven by the change in Allowance for loan losses methodology from the incurred loss model to the current expected credit loss model, the current reasonable and supportable economic forecast deterioration as a result of the COVID-19 pandemic, and the net change in qualitative factors to account for risks and assumptions related to our loan portfolio not incorporated in the forecasts.
The balance of reserve for unfunded loan commitments of $6.5 million as of December 31, 2020 represents an increase of $5.4 million from December 31, 2019. The change was driven by a change in Allowance for loan losses methodology, an increase in the reserve ratios as a result of the current reasonable and supportable economic forecasts due to the COVID-19 pandemic, and an increase in the balance of loan commitments. Changes in the balance of reserve for unfunded loan commitments are recognized as Other expense within Total operating expense.
Upon the adoption of ASU 2016-13 on January 1, 2020, the Company recognized a decrease in the Allowance for loan losses of $20.4 million. The adoption amount was driven primarily by the portfolio composition, the short-term nature of many Commercial loans, estimated prepayments and curtailments, a change to the loan portfolio segmentation in which Commercial and industrial and Commercial tax-exempt loans were bifurcated given the different underlying risk characteristics, and reasonable and supportable economic forecasts at the time of adoption. Upon the adoption of ASU 2016-13, the Company recognized an increase in the reserve of $1.4 million in the unfunded loan commitments. The net, after-tax impact of the $20.4 million decrease in the Allowance for loan losses and the $1.4 million increase in the reserve for unfunded loan commitments was an increase to Retained earnings of $13.5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Allowance for loan losses is an estimate of the inherent risk of loss in the loan portfolio as of the Consolidated Balance Sheet dates. Management estimates the level of the Allowance for loan losses based on all relevant information available. Changes to the required level in the Allowance for loan losses result in either a provision for loan loss expense, if an increase is required, or a credit to the provision, if a decrease if required. Loan losses are charged to the Allowance for loan losses when available information confirms that specific loans or portions thereof, are uncollectable. Recoveries on loans previously charged-off are added back to the Allowance for loan losses when received in cash or when the Bank takes possession of other assets.
The following tables present the Company’s Allowance for loan losses and loan portfolio at December 31, 2020 and 2019 by portfolio segment, disaggregated by method of impairment analysis. The Company had no loans acquired with deteriorated credit quality at December 31, 2020 or 2019.

	December 31, 2020
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses
	(In thousands)
Commercial and industrial	$4,315	$279	$554,028	$8,706	$558,343	$8,985
Paycheck Protection Program	—	—	312,356	159	312,356	159
Commercial tax-exempt	—	—	442,159	2,550	442,159	2,550
Commercial real estate	5,262	50	2,752,113	51,111	2,757,375	51,161
Construction and land	—	—	159,204	4,041	159,204	4,041
Residential	14,942	54	2,662,522	12,810	2,677,464	12,864
Home equity	623	17	76,741	276	77,364	293
Consumer and other	—	—	120,044	1,185	120,044	1,185
Total	$25,142	$400	$7,079,167	$80,838	$7,104,309	$81,238

	December 31, 2019
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses
	(In thousands)
Commercial and industrial	$724	$146	$1,141,237	$15,918	$1,141,961	$16,064
Commercial real estate	733	—	2,550,541	40,765	2,551,274	40,765
Construction and land	—	—	225,983	5,119	225,983	5,119
Residential	15,900	67	2,823,255	8,790	2,839,155	8,857
Home equity	1,830	22	81,827	756	83,657	778
Consumer and other	—	—	134,674	399	134,674	399
Total	$19,187	$235	$6,957,517	$71,747	$6,976,704	$71,982

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.    PREMISES, EQUIPMENT, AND LEASES
Premises and equipment consist of the following:

	As of December 31,
	2020	2019
	(In thousands)
Leasehold improvements	$56,482	$55,482
Furniture, fixtures, and equipment	66,403	56,134
Buildings	3,159	3,159
Subtotal	126,044	114,775
Less: Accumulated depreciation	81,957	70,248
Premises and equipment, net	$44,087	$44,527
Depreciation expense related to premises and equipment was $12.2 million, $11.2 million, and $10.7 million for the years ended December 31, 2020, 2019, and 2018, respectively.
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
The Company, as lessee, has 36 real estate leases for office and ATM locations classified as operating leases. The Company determines if an arrangement is a lease or contains a lease at inception. The terms of the real estate leases generally have annual increases in payments based off of a fixed or variable rate, such as the Consumer Price Index rate, that is outlined within the respective contracts. Generally, the initial terms of the leases for our leased properties range from five to 15 years. Most of the leases also include options to renew for periods of five to 10 years at contractually agreed upon rates or at market rates at the time of the extension. On a quarterly basis, the Company evaluates whether the renewal of each lease is reasonably certain. The Bank uses its incremental borrowing rate at the commencement date of the lease or renewal in determining the present value of lease payments. No other significant judgments or assumptions were made in applying the requirements of ASU 2016-02.
The Company, as lessee, has 24 equipment leases classified as operating leases. The terms of the equipment leases are fixed payments outlined within the respective contracts and generally range from three to five years. The Bank uses its incremental borrowing rate at the commencement date of the lease in determining the present value of lease payments. No other significant judgments or assumptions were made in applying the requirements of ASU 2016-02.
The following table presents information about the Company's leases as of the dates indicated:

	Twelve months ended December 31,
	2020	2019
	(In thousands)
Lease cost
Operating lease cost	$18,639	$19,004
Short-term lease cost	222	52
Variable lease cost	5	291
Less: Sublease income	(28)	(101)
Total operating lease cost	$18,838	$19,246

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Twelve months ended December 31,
	2020	2019
	(In thousands, except years and percentages)
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$20,244	$20,230
ROU assets obtained in exchange for new operating lease liabilities (1)	$11,737	$8,131
Weighted average remaining lease term for operating leases	7.6 years	8.1 years
Weighted average discount rate for operating leases	3.1%	3.2%
______________________
(1) Operating lease liabilities were impacted by the addition of real estate and equipment leases, partially offset by real estate lease modifications for the twelve months ended December 31, 2020.
The Company is obligated for minimum payments under non-cancelable operating leases. In accordance with the terms of these leases, the Company is currently committed to minimum annual payments as follows as of the date indicated:

December 31, 2020
(In thousands)
2021	$21,269
2022	21,578
2023	20,301
2024	14,116
2025	12,429
Thereafter	39,769
Total future minimum lease payments	$129,462
Less: Amounts representing interest	(17,123)
Present value of net future minimum lease payments	$112,339
Prior to the adoption of ASC 842, the Company’s operating leases were not recognized on the Consolidated Balance Sheets. Rent expense for the year ended December 31, 2018 was $21.3 million.
8.     GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The following tables detail the changes in carrying value of goodwill by segment during the years ended December 31, 2020 and 2019.

	As of December 31, 2020	As of December 31, 2019
	(In thousands)
Goodwill
Wealth Management and Trust (1)	$57,607	$57,607
Total goodwill	$57,607	$57,607
___________________
(1)The goodwill balance in the Wealth Management and Trust segment as of December 31, 2020 and 2019 includes goodwill from the legacy KLS entity that was merged with Boston Private Wealth in 2019. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies” for additional information on the merger.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table details total goodwill and the cumulative impairment charges thereon as of December 31, 2020 and 2019:

	Goodwill prior to impairment	Cumulative goodwill impairment	Goodwill
	(In thousands)
Private Banking	$34,281	$(34,281)	$—
Wealth Management and Trust	67,135	(9,528)	57,607
Holding Company and Eliminations	75,162	(75,162)	—
Total goodwill at December 31, 2020 and 2019	$176,578	$(118,971)	$57,607
In 2020 and 2019, the Company recorded no additional goodwill. Cumulative goodwill impairment relates to charges taken on legacy acquisitions in 2017 and prior periods.
Management performed its annual goodwill impairment testing during the fourth quarter of 2020 for applicable reporting units. There was no additional testing required for long-lived intangible assets in 2020 given the Company determined that there was no risk of impairment and no triggering events.
2020 Impairment Testing and Results
Management performed its annual goodwill impairment testing during the fourth quarter of 2020 for the Wealth Management and Trust reporting unit. Based on the procedures performed, no additional testing was required. Neither Boston Private Bank nor DGHM has any goodwill as of December 31, 2020.
2019 Impairment Testing and Results
Management performed its annual goodwill impairment testing during the fourth quarter of 2019 for the Wealth Management and Trust reporting unit. The 2019 testing was performed for Boston Private Wealth, which includes the legacy goodwill balance at KLS that was combined as part of the merger of Boston Private Wealth and KLS in the third quarter of 2019. Based on the procedures performed, no additional testing was required. Neither Boston Private Bank nor DGHM has any goodwill as of December 31, 2019.
Intangible Assets
The following table shows the gross and net carrying amounts of identifiable intangible assets at December 31, 2020 and 2019:

	2020			2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(In thousands)
Advisory contracts	$23,950	$16,769	$7,181	$23,950	$14,376	$9,574
Mortgage servicing rights	1,243	326	917	816	38	778
Commercial servicing rights	973	15	958	—	—	—
Total	$26,166	$17,110	$9,056	$24,766	$14,414	$10,352
The Company added $0.4 million and $0.8 million in mortgage servicing rights intangible assets in 2020 and 2019, respectively, related to the sale of Residential mortgage loans with servicing rights retained. The Company added $1.0 million in Commercial servicing rights intangible assets in 2020 related to the Federal Reserve's Main Street Lending Program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible assets amortization was $2.7 million, $2.7 million, and $2.9 million for 2020, 2019, and 2018, respectively.
Management reviews, and adjusts if necessary, intangible asset amortization schedules to ensure that the remaining life on the amortization schedule accurately reflects the useful life of the intangible asset. The weighted average amortization period of these intangible assets is 4.12 years.
The estimated annual amortization expense for these identifiable intangible assets over the next five years is:

Estimated intangible amortization expense
(In thousands)
2021	$2,417
2022	2,381
2023	2,318
2024	1,765
2025	175
Thereafter	—
Total	$9,056

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
The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2020 and 2019.

	December 31, 2020				December 31, 2019
	Asset derivatives		Liability derivatives		Asset derivatives		Liability derivatives
	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$—	Other liabilities	$228	Other assets	$—	Other liabilities	$—
Derivatives not designated as hedging instruments:
Interest rate customer swaps	Other assets	83,255	Other liabilities	84,590	Other assets	36,089	Other liabilities	36,580
Risk participation agreements	Other assets	49	Other liabilities	375	Other assets	10	Other liabilities	242
Total		$83,304		$85,193		$36,099		$36,822
___________________
(1)For additional details, see Part II. Item 8. “Financial Statements and Supplementary Data - Note 21: Fair Value Measurements.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the effect of the Company’s derivative financial instruments in the Consolidated Statements of Operations for the years ended December 31, 2020 and 2019.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (1) Years Ended December 31,			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Years Ended December 31,
	2020	2019	2018		2020	2019	2018
(In thousands)
Interest rate swaps	$(158)	$(46)	$990	Interest expense	$70	$508	$907
Total	$(158)	$(46)	$990		$70	$508	$907
___________________
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
The Bank has agreements with its derivative counterparties that contain provisions where, if the Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Bank could also be declared in default on its derivative obligations. The Bank was in compliance with these provisions as of December 31, 2020 and 2019.
The Bank also has agreements with certain of its derivative counterparties that contain provisions where, if the Bank fails to maintain its status as a well-capitalized or adequately-capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations under the agreements. The Bank was in compliance with these provisions as of December 31, 2020 and 2019.
Certain of the Bank’s agreements with its derivative counterparties contain provisions where if specified events or conditions occur that materially change the Bank’s creditworthiness in an adverse manner, the Bank may be required to fully collateralize its obligations under the derivative instruments. The Bank was in compliance with these provisions as of December 31, 2020 and 2019.
As of December 31, 2020 and 2019, the termination amounts related to collateral determinations of derivatives in a liability position were $85.6 million and $35.7 million, respectively. The Company has minimum collateral posting thresholds with its derivative counterparties. As of December 31, 2020 and 2019, the Company had pledged securities with a market value of $86.7 million and $40.0 million, respectively, against its obligations under these agreements. The collateral posted is typically greater than the current liability position; however, due to timing of liability position changes at period end, the funding of a collateral shortfall may take place shortly following period end.
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
The interest rate swap entered into during 2020 has a notional amount of $100 million and a term of 18 months from its respective effective date. The interest rate swap will effectively fix the Bank's interest payments on $100 million of rolling three-month FHLB advances at a rate of 0.48%. As of December 31, 2019, there were no cash flow hedges.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Non-designated Hedges
Derivatives not designated as hedges are not speculative and result from two different services the Bank provides to qualified Commercial clients. The Bank offers certain derivative products directly to such clients. The Bank economically hedges derivative transactions executed with Commercial clients by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of these programs are not designated in ASC 815, Derivatives and Hedging ("ASC 815"), qualifying hedging relationships, and therefore, they are marked-to-market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset through earnings. The net effect on earnings is primarily driven by changes in the credit valuation adjustment (“CVA”). The CVA represents the dollar amount of fair value adjustment related to nonperformance risk of both the Bank and its counterparties. Fees earned in connection with the execution of derivatives related to this program are recognized in the Consolidated Statements of Operations in Other income. As of December 31, 2020 and 2019, the Bank had 208 and 198 derivatives, respectively, related to this program, comprised of interest rate swaps and caps, with an aggregate notional amount of $1.7 billion and $1.6 billion, respectively. As of December 31, 2020 and 2019, there were no foreign currency exchange contracts.
In addition, as a participant lender, the Bank has guaranteed performance on the pro-rated portion of swaps executed by other financial institutions. As the participant lender, the Bank is providing a partial guarantee, but is not a direct party to the related swap transactions. The Bank has no obligations under the risk participation agreements unless the borrower defaults on their swap transaction with the lead bank and the swap is in a liability position to the borrower. In that instance, the Bank has agreed to pay the lead bank a portion of the swap’s termination value at the time of the default. The derivative transactions entered into as part of these agreements are not designated, as per ASC 815, as qualifying hedging relationships, and therefore, they are marked-to-market through earnings each period. As of December 31, 2020 and 2019, there were seven of these risk participation agreements with an aggregate notional amount of $57.4 million and $58.8 million, respectively.
The Bank has also participated out to other financial institutions a pro-rated portion of swaps executed by the Bank. The other financial institution has no obligations under the risk participation agreements unless the borrowers default on their swap transactions with the Bank and the swaps are in liability positions to the borrower. In those instances, the other financial institution has agreed to pay the Bank a portion of the swap’s termination value at the time of the default. The derivative transactions entered into as part of these agreements are not designated, as per ASC 815, as qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. As of December 31, 2020, there were five of these risk participation transactions with a pro-rated notional amount of $30.2 million. As of December 31, 2019, there were four of these risk participation transactions with a pro-rated notional amount of $20.5 million.
The following table presents the effect of the Bank’s derivative financial instruments, not designated as hedging instruments, in the Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018.

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss), Net, Recognized in Income on Derivatives for Years Ended December 31,
		2020	2019	2018
		(In thousands)
Interest rate swaps	Other income/(expense)	$(844)	$6	$(118)
Risk participation agreements	Other income/(expense)	(95)	(82)	158
Total		$(939)	$(76)	$40

10.    DEPOSITS
Deposits are summarized as follows:

	December 31,
	2020	2019
	(In thousands)
Demand deposits (noninterest bearing)	$2,481,676	$1,971,013
Savings and NOW (1)	905,692	646,200
Money market (1)	4,699,882	3,969,330
Certificates of deposit under $100,000 (1)	30,269	145,226
Certificates of deposit $100,000 or more to less than $250,000 (1)	102,133	94,095
Certificates of deposit $250,000 or more	375,714	415,612
Total	$8,595,366	$7,241,476
___________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1) Includes brokered deposits.
Certificates of deposit had the following schedule of maturities:

	December 31,
	2020	2019
	(In thousands)
Less than 3 months remaining	$168,456	$285,236
3 to 6 months remaining	118,019	187,854
6 to 12 months remaining	188,396	154,837
Total due within 1 year	$474,871	$627,927
1 to 2 years remaining	25,520	24,094
2 to 3 years remaining	6,531	2,402
3 to 4 years remaining	—	25
4 to 5 years remaining	1,185	—
More than 5 years remaining	9	485
Total	$508,116	$654,933
Interest expense on certificates of deposits of $100,000 or greater was $4.6 million, $8.6 million, and $5.5 million for the years ended December 31, 2020, 2019, and 2018, respectively. At December 31, 2020 and 2019, there was $0.3 million and $1.3 million of overdrawn deposit accounts reclassified to loans, respectively.
11.    FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

	Federal Funds Purchased	Securities Sold Under Agreements to Repurchase
	(In thousands)
2020
Outstanding at end of year	$—	$53,472
Maximum outstanding at any month-end	$145,000	$64,835
Average balance for the year	$5,464	$56,363
Weighted average rate at end of year	—%	0.05%
Weighted average rate paid for the year	1.02%	0.15%
2019
Outstanding at end of year	$—	$53,398
Maximum outstanding at any month-end	$230,000	$72,684
Average balance for the year	$87,901	$57,358
Weighted average rate at end of year	—%	0.16%
Weighted average rate paid for the year	2.28%	0.17%
The federal funds purchased generally mature overnight from the transaction date.
Repurchase agreements are generally linked to Commercial demand deposit accounts with an overnight sweep feature. In a repurchase agreement transaction, the Bank will generally sell an investment security, agreeing to repurchase either the same or a substantially identical security on a specified later date at a price slightly greater than the original sales price. The difference in the sale price and repurchase price is the cost of the use of the proceeds, or interest expense. Repurchase transactions are accounted for as financing arrangements rather than as sales of such securities, and the obligation to repurchase such securities is reflected as a liability in the Company’s Consolidated Balance Sheets. The securities underlying the agreements remain under the Company’s control. Investment securities with a fair value of $222.8 million and $262.6 million were pledged as collateral for the securities sold under agreements to repurchase at December 31, 2020 and 2019, respectively.
As of December 31, 2020 and 2019, the Bank had unused federal funds lines with correspondent banks of $400.0 million and $500.0 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12.    FEDERAL HOME LOAN BANK BORROWINGS
The Bank is a member of the FHLB of Boston. As a member of the FHLB of Boston, the Bank has access to short-term and long-term borrowings. Borrowings from the FHLB are secured by the Bank’s stock investment in the FHLB and a blanket lien on “qualified collateral” defined principally as a percentage of the principal balance of certain types of mortgage loans. The stock investment cannot be used for additional borrowing collateral. The percentage of collateral valuation from the FHLB varies between 50% and 77% based on the underlying collateral. The Bank had loans pledged as collateral with a book value of $2.2 billion and $2.5 billion at December 31, 2020 and 2019, respectively. The Bank had borrowings outstanding of $114.7 million and $350.8 million at December 31, 2020 and 2019, respectively. Based on the collateral and the valuations applied, less the borrowings outstanding, the Bank had available credit with the FHLB of Boston of $1.4 billion at each of December 31, 2020 and 2019.
A summary of borrowings from the FHLB is as follows:

	December 31, 2020
	Amount	Weighted Average Rate
	(In thousands)
Within 1 year	$100,076	0.40%
Over 1 to 2 years	3,985	1.93%
Over 2 to 3 years	7,329	3.25%
Over 3 to 4 years	—	—%
Over 4 to 5 years	—	—%
Over 5 years	3,269	0.18%
Total	$114,659	0.63%
As of December 31, 2020 and December 31, 2019, the Company had no FHLB borrowings that were callable by the FHLB prior to maturity.
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
As of December 31, 2020 and 2019, the Bank’s FHLB stock holdings totaled $13.9 million and $24.3 million, respectively. The Bank’s investment in FHLB stock is recorded at cost and is redeemable at par. The Bank was in compliance with FHLB collateral requirements for the periods presented.
13.    JUNIOR SUBORDINATED DEBENTURES
The schedule below presents the detail of the Company’s junior subordinated debentures:

	December 31,
	2020	2019
	(In thousands)
Boston Private Capital Trust II Junior Subordinated Debentures	$103,093	$103,093
Boston Private Capital Trust I Junior Subordinated Debentures	3,270	3,270
Total	$106,363	$106,363
All of the Company’s junior subordinated debentures mature in more than five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Boston Private Capital Trust II Junior Subordinated Debentures
In September 2005, the Company and Boston Private Capital Trust II, a Delaware statutory trust (“Trust II”) entered into a Purchase Agreement for the sale of $100 million of trust preferred securities issued by Trust II and guaranteed by the Company on a subordinated basis. Trust II’s preferred securities pay interest quarterly and had an annual distribution rate of 6.25% up to, but not including, December 30, 2010. Subsequently, Trust II’s preferred securities converted to a floating rate of a three-month LIBOR plus 1.68%; provided, however, that the interest rate does not exceed the highest rate permitted by New York law, and may be modified by the U.S. law of general application. At December 31, 2020, the interest rate for the Trust II’s preferred securities was 1.92%.
Each of the Trust II preferred securities represents an undivided beneficial interest in the assets of Trust II. The Company owns all of Trust II’s common securities. Trust II’s only assets are the junior subordinated debentures issued to it by the Company on substantially the same payment terms as Trust II’s preferred securities. The Company’s investment in Trust II was $3.1 million at both December 31, 2020 and 2019.
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
At December 31, 2020 and 2019, the Company was in compliance with the above covenants.
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
Boston Private Capital Trust I Junior Subordinated Debentures
In 2004, the Company and Boston Private Capital Trust I, a Delaware statutory trust (“Trust I”), entered into a Purchase Agreement and an option, which was exercised in 2004, for the sale of a combined total of $105.0 million of convertible trust preferred securities to be issued by Trust I and guaranteed by the Company on a subordinated basis. The convertible trust preferred securities have a liquidation amount of $50.00 per security, pay interest quarterly and have a fixed distribution rate of 4.875%. The quarterly distributions are cumulative. The junior subordinated convertible debentures will mature on October 1, 2034.
As of December 31, 2020, there was an immaterial amount remaining outstanding of the Trust I convertible trust preferred securities. The Company’s investment in Trust I was $3.2 million at both December 31, 2020 and 2019.
14.     NONCONTROLLING INTERESTS
Noncontrolling interests consist of equity owned by management of the Company’s respective majority-owned affiliates, DGHM, BOS, and Anchor, for the periods in which the Company had an ownership interest in them. Net income attributable to noncontrolling interests in the Consolidated Statements of Operations represents the Net income allocated to the noncontrolling interest owners of the affiliates. Net income allocated to the noncontrolling interest owners was $6 thousand, $362 thousand, and $3.5 million for the years ended December 31, 2020, 2019, and 2018, respectively.
On the Consolidated Balance Sheets, noncontrolling interests are included as the sum of the capital and undistributed profits allocated to the noncontrolling interest owners. Typically, this balance is included in a company’s permanent shareholders’ equity in the Consolidated Balance Sheets. When the noncontrolling interest owners’ rights include certain redemption features, as described in ASC 480, Distinguishing Liabilities from Equity ("ASC 480"), such redeemable noncontrolling interests are classified as mezzanine equity and are not included in permanent shareholders’ equity. Due to the redemption features of the noncontrolling interests of DGHM, the Company had Redeemable noncontrolling interests held in mezzanine equity in the accompanying Consolidated Balance Sheets of zero and $1.4 million at December 31, 2020 and 2019, respectively. The aggregate amount of such Redeemable noncontrolling equity interests are recorded at the estimated maximum

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

redemption values. The Company had no Noncontrolling interests included in permanent shareholders’ equity at December 31, 2020 and 2019.
Each non-wholly owned affiliate operating agreement provided, or in the case of DGHM, provides the Company and/or the noncontrolling interests with contingent call or put redemption features used for the orderly transfer of noncontrolling equity interests between the affiliate noncontrolling interest owners and the Company at either a contractually predetermined fair value, or a multiple of EBITDA. The Company may liquidate these noncontrolling interests in cash, shares of the Company’s common stock, or other forms of consideration dependent on the operating agreement.
Generally, these put and call redemption features refer to shareholder rights of both the Company and the noncontrolling interest owners of the Company’s majority-owned affiliate companies. The affiliate company noncontrolling interests generally take the form of limited liability company (“LLC”) units, profit interests, or common stock (collectively, the “noncontrolling equity interests”). In most circumstances, the put and call redemption features generally relate to the Company’s right and, in some cases, obligation to purchase and the noncontrolling equity interests’ right to sell their noncontrolling equity interests. There are various events that could cause the puts or calls to be exercised, such as a change in control, death, disability, retirement, resignation or termination. The puts and calls are generally to be exercised at the then fair value or a contractually agreed upon approximation thereof. The terms of these rights vary and are governed by the respective individual operating and legal documents.
The following is a summary, by individual affiliate, of the terms of the put and call options:
DGHM
The Company acquired an 80% interest in DGHM on February 6, 2004. DGHM management and employees own the remaining 20% interest in DGHM. The DGHM operating agreement describes a process for the orderly transfer of noncontrolling equity interests between the Company and the DGHM noncontrolling interest owners at a contractually agreed upon value, with appraisal rights for all parties. Certain events, such as a change in control, death, disability, retirement, resignation or termination, may result in the repurchase of the noncontrolling equity interests by the Company at the then contractually agreed upon value. The DGHM operating agreement provides a formulaic mechanism to determine the then value of the noncontrolling equity interests. These noncontrolling equity interests have a five-year vesting period. Beginning six months after vesting, a holder of noncontrolling equity interests may put up to between 10% and 20% of his or her outstanding units annually to the Company. The six-month holding period ensures the risks and rewards of ownership are transferred to the holder of the noncontrolling equity interests. Beginning in December 2009, the Company has an annual call right under which it may elect to repurchase between 10% and 20% of the noncontrolling interest owners' vested units. No more than 40% of the outstanding noncontrolling equity interests’ units can be put in any one year. The maximum redemption value, based on the contractually determined maximum redemption value formula, to repurchase the remaining 20% of DGHM’s noncontrolling equity interests was approximately zero and $1.4 million as of December 31, 2020 and 2019, respectively.
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
In 2015, the Company entered into an updated operating agreement with BOS which provided for a certain portion of the BOS noncontrolling interest owners to include modified contingent call and put redemption features. These modified noncontrolling interests had the same terms and conditions as the previously issued noncontrolling interests with the exception that they required the approval of the Company’s Chief Executive Officer (“CEO”) in order to be exercised. Therefore, these modified noncontrolling interests were not considered to be mandatorily redeemable and were not included in the Redeemable noncontrolling interests within mezzanine equity, but rather within permanent equity.
In December 2018, the Company completed the sale of its ownership interest in BOS. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 3: Divestitures” for additional information.
Anchor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
In April 2018, the Company completed the sale of its ownership interest in Anchor. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 3: Divestitures” for additional information.
The following table presents a roll-forward of the Company’s Redeemable noncontrolling interests and Noncontrolling interests for the periods indicated:

	Year ended
	December 31, 2020		December 31, 2019		December 31, 2018
	Redeemable noncontrolling interests	Noncontrolling interests	Redeemable noncontrolling interests	Noncontrolling interests	Redeemable noncontrolling interests	Noncontrolling interests
	(In thousands)
Noncontrolling interests at beginning of period	$1,383	$—	$2,526	$—	$17,461	$5,186
Net income attributable to noncontrolling interests	6	—	362	—	2,630	857
Distributions	(6)	—	(362)	—	(2,537)	(817)
Purchases/(sales) of ownership interests	(64)	—	(56)	—	(12,951)	(5,272)
Amortization of equity compensation	32	—	46	—	478	161
Adjustments to fair value	(1,351)	—	(1,133)	—	(2,555)	(115)
Noncontrolling interests at end of period	$—	$—	$1,383	$—	$2,526	$—
Impact on EPS from Certain Changes in Redemption Value
To the extent that the increase in the estimated maximum redemption amounts exceeds the Net income attributable to the noncontrolling interests, such excess may reduce Net income attributable to common shareholders for purposes of the Company’s EPS computations depending upon how the maximum redemption value is calculated. In cases where the maximum redemption value is calculated using a contractually determined value or predefined formula, such as a multiple of EBITDA, there may be a reduction to the Net income attributable to common shareholders for purposes of the Company’s EPS computations. However, in cases where maximum redemption value is calculated using the then fair value, there is no effect on EPS. Fair value can be derived through an enterprise value using market observations of comparable firms, a discounted cash flow analysis, or a combination of the two, among other things, rather than a contractually predefined formula or multiple of EBITDA.
15.    EQUITY
Common Stock
The Company has 170 million shares of common stock authorized for issuance. At December 31, 2020, the Company had 82,334,257 shares outstanding and 87,665,743 shares available for future issuance. At December 31, 2019, the Company had 83,265,674 shares outstanding and 86,734,326 shares available for future issuance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In the third quarter of 2019, the Company's Board of Directors approved, and the Company received regulatory non-objection for, a share repurchase program of up to $20.0 million of the Company's outstanding common shares. Under the program, shares could be repurchased from time to time in the open market for a one-year period. The Company completed its share repurchase program in the first quarter of 2020, and as of December 31, 2020, there are no active repurchase programs.
Accumulated Other Comprehensive Income
Other comprehensive income/(loss) represents the change in equity of the Company during a year from transactions and other events and circumstances from non-shareholder sources. It includes all changes in equity during a year, except those resulting from investments by shareholders and distributions to shareholders.
The following table presents the Company’s comprehensive income/(loss) and related tax effect for the years ended December 31, 2020, 2019, and 2018:

	2020			2019			2018
	Pre- tax	Tax effect	Net of Tax	Pre- tax	Tax effect	Net of Tax	Pre- tax	Tax effect	Net of Tax
	(In thousands)
Unrealized gain/(loss) on Investment securities available-for-sale
Net gains/(losses) arising during period	$33,796	$9,559	$24,237	$36,092	$10,101	$25,991	$(13,205)	$(3,702)	$(9,503)
Add: Adjustment for realized (gains)/losses, net	—	—	—	—	—	—	596	170	426
Net change	33,796	9,559	24,237	36,092	10,101	25,991	(12,609)	(3,532)	(9,077)
Unrealized gain/(loss) on cash flow hedges
Net gains/(losses) arising during period	(158)	(45)	(113)	(46)	(15)	(31)	985	285	700
Add: Adjustment for realized (gains)/losses, net	(70)	(21)	(49)	(508)	(148)	(360)	(907)	(261)	(646)
Net change	(228)	(66)	(162)	(554)	(163)	(391)	78	24	54
Unrealized gain/(loss) on other
Net gains/(losses) arising during period	50	15	35	(432)	(126)	(306)	416	120	296
Net change	50	15	35	(432)	(126)	(306)	416	120	296
Total other comprehensive income/(loss)	33,618	9,508	24,110	35,106	9,812	25,294	(12,115)	(3,388)	(8,727)
Net income attributable to the Company (1)	54,041	8,888	45,153	102,619	22,591	80,028	117,921	37,537	80,384
Total comprehensive income	$87,659	$18,396	$69,263	$137,725	$32,403	$105,322	$105,806	$34,149	$71,657
___________________
(1)Pre-tax Net income attributable to the Company is calculated as Income before income taxes plus Net income from discontinued operations, if any, less Net income attributable to noncontrolling interests.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents a summary of the amounts reclassified from the Company's Accumulated other comprehensive income/(loss) for the years ended December 31, 2020, 2019, and 2018:

Description of component of Accumulated other comprehensive income/(loss)	Year ended December 31,			Affected line item in Statements of Operations
	2020	2019	2018
	(In thousands)
Adjustment for realized gains/(losses) on Investment securities available-for-sale, net:
Pre-tax gain/(loss)	$—	$—	$(596)	Gain/(loss) on sale of investments, net
Tax (expense)/benefit	—	—	170	Income tax (expense)/benefit
Net	$—	$—	$(426)	Net income/(loss) attributable to the Company
Adjustment for realized gains/(losses) on cash flow hedges:
Hedge related to deposits
Pre-tax gain/(loss)	$70	$508	$907	Interest (expense)
Tax (expense)/benefit	(21)	(148)	(261)	Income tax (expense)/benefit
Net	$49	$360	$646	Net income/(loss) attributable to the Company
Total reclassifications for the period, net of tax	$49	$360	$220	Net income/(loss) attributable to the Company
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
The following table presents the after-tax changes in the components of the Company’s Accumulated other comprehensive income/(loss) for the years ended December 31, 2020, 2019, and 2018:

	Components of Accumulated other comprehensive income/(loss)
	Unrealized gain/(loss) on Investment securities available-for-sale	Unrealized gain/(loss) on cash flow hedges	Unrealized gain/(loss) on other	Accumulated other comprehensive income/(loss)
	(In thousands)
Balance at December 31, 2017	$(8,140)	$332	$(850)	$(8,658)
Other comprehensive income/(loss) before reclassifications	(9,503)	700	296	(8,507)
Amounts reclassified from other comprehensive income/(loss)	426	(646)	—	(220)
Other comprehensive income/(loss), net	(9,077)	54	296	(8,727)
Reclassification due to the adoption of ASU 2017-12 and 2016-01	(339)	5	—	(334)
Balance at December 31, 2018	(17,556)	391	(554)	(17,719)
Other comprehensive income/(loss) before reclassifications	25,991	(31)	(306)	25,654
Amounts reclassified from other comprehensive income/(loss)	—	(360)	—	(360)
Other comprehensive income/(loss), net	25,991	(391)	(306)	25,294
Balance at December 31, 2019	8,435	—	(860)	7,575
Other comprehensive income/(loss) before reclassifications	24,237	(113)	35	24,159
Amounts reclassified from other comprehensive income/(loss)	—	(49)	—	(49)
Other comprehensive income/(loss), net	24,237	(162)	35	24,110
Balance at December 31, 2020	$32,672	$(162)	$(825)	$31,685

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16.    EARNINGS PER SHARE
Basic EPS is computed by dividing Net income attributable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS is determined in the same manner as basic EPS except that the number of shares is increased assuming exercise or contingent issuance of the restricted stock units, options, warrants or other dilutive securities; and conversion of the convertible trust preferred securities, if any. Additionally, when dilutive, interest expense (net of tax) related to the convertible trust preferred securities, if any, is added back to Net income attributable to common shareholders. The calculation of diluted EPS excludes the potential dilution of common shares and the inclusion of any related expenses if the effect is anti-dilutive.
The following tables present a reconciliation of the components of basic and diluted EPS computations for the periods indicated:

	For the year ended December 31,
	2020	2019	2018
	(In thousands, except share and per share data)
Basic earnings per share - Numerator:
Net income from continuing operations	$45,159	$80,390	$81,869
Less: Net income attributable to noncontrolling interests	6	362	3,487
Net income from continuing operations attributable to the Company	45,153	80,028	78,382
Decrease/(increase) in noncontrolling interests’ redemption values (1)	414	1,143	2,303
Dividends on preferred stock	—	—	(3,985)
Total adjustments to income attributable to common shareholders	414	1,143	(1,682)
Net income from continuing operations attributable to common shareholders, treasury stock method	45,567	81,171	76,700
Net income from discontinued operations	—	—	2,002
Net income attributable to common shareholders, treasury stock method	$45,567	$81,171	$78,702

Basic earnings per share - Denominator:
Weighted average basic common shares outstanding	82,359,528	83,430,740	83,596,685
Per share data - Basic earnings per share from:
Continuing operations	$0.55	$0.97	$0.92
Discontinued operations	$—	$—	$0.02
Total attributable to common shareholders	$0.55	$0.97	$0.94

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the year ended December 31,
	2020	2019	2018
	(In thousands, except share and per share data)
Diluted earnings per share - Numerator:
Net income from continuing operations attributable to common shareholders, after assumed dilution	$45,567	$81,171	$76,700
Net income from discontinued operations	—	—	2,002
Net income attributable to common shareholders, after assumed dilution	$45,567	$81,171	$78,702
Diluted earnings per share - Denominator:
Weighted average basic common shares outstanding	82,359,528	83,430,740	83,596,685
Dilutive effect of:
Time-based and market-based stock options, performance-based and time-based restricted stock units, and other dilutive securities (2)	398,257	490,052	1,002,764
Warrants to purchase common stock (2)	—	—	731,865
Dilutive common shares	398,257	490,052	1,734,629
Weighted average diluted common shares outstanding (2)	82,757,785	83,920,792	85,331,314
Per share data - Diluted earnings per share from:
Continuing operations	$0.55	$0.97	$0.90
Discontinued operations	$—	$—	$0.02
Total attributable to common shareholders	$0.55	$0.97	$0.92
Dividends per share declared and paid on common stock	$0.36	$0.48	$0.48
_____________________
(1)See Part II. Item 8. “Financial Statements and Supplementary Data - Note 14: Noncontrolling Interests” for a description of the redemption values related to the Redeemable noncontrolling interests. In accordance with ASC 480, an increase in redemption value from period to period reduces Net income attributable to common shareholders. A decrease in redemption value from period to period increases Net income attributable to common shareholders, but only to the extent that the cumulative change in redemption value remains a cumulative increase since adoption of this standard in the first quarter of 2009.
(2)The diluted EPS computations for the years ended December 31, 2020, 2019, and 2018 do not assume the conversion, exercise, or contingent issuance of the following shares for the following periods because the result would have been anti-dilutive for the periods indicated. This includes shares excluded from the computation of diluted EPS because the effect would have been anti-dilutive and out-of-the money options, where the exercise prices were greater than the average market price of common shares for the period, because their inclusion would have been anti-dilutive As a result of the anti-dilution, the potential common shares excluded from the diluted EPS computation are as follows:

	For the year ended December 31,
	2020	2019	2018
Anti-dilutive shares excluded from computation of average dilutive EPS	(In thousands)
Potential common shares from: options, restricted stock units, or other dilutive securities	2,240	854	261
Total anti-dilutive shares excluded from computation of average dilutive EPS	2,240	854	261

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17.     INCOME TAXES
The components of Income tax expense for continuing operations for the years ended December 31, 2020, 2019, and 2018 are as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Current expense:
Federal	$10,468	$8,592	$20,165
State	8,861	8,576	12,152
Total current expense	19,329	17,168	32,317
Deferred expense (benefit):
Federal	(6,467)	5,033	2,857
State	(3,974)	390	2,363
Total deferred expense/(benefit)	(10,441)	5,423	5,220
Income tax expense	$8,888	$22,591	$37,537
Income tax expense attributable to income from continuing operations differs from the amounts computed by applying the Federal statutory rate to pre-tax income from continuing operations. Reconciliations between the Federal statutory income tax rate of 21% to the effective income tax rate for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Year Ended December 31,
	2020	2019	2018
Statutory Federal income tax rate	21.0%	21.0%	21.0%
Increase/(decrease) resulting from:
State and local income tax, net of Federal tax benefit	7.1%	6.9%	9.6%
Book versus tax difference	—%	—%	6.7%
Tax-exempt interest, net	(11.0)%	(5.6)%	(4.8)%
Tax credits	(9.5)%	(4.1)%	(2.9)%
Investments in affordable housing projects	7.1%	3.4%	1.9%
Noncontrolling interests	—%	—%	(0.5)%
Other, net	1.7%	0.3%	0.4%
Effective income tax rate	16.4%	21.9%	31.4%
The components of gross deferred tax assets and gross deferred tax liabilities at December 31, 2020 and 2019 are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31,
	2020	2019
	(In thousands)
Gross deferred tax assets:
Allowance for loan and OREO losses	$26,444	$21,789
Interest on nonaccrual loans	214	172
Stock compensation	1,324	1,710
Deferred and accrued compensation	13,010	13,096
Lease liabilities	32,068	34,129
PPP loan origination fees	1,692	—
Other	1,618	1,129
Total gross deferred tax assets	76,370	72,025
Gross deferred tax liabilities:
Goodwill and acquired intangible assets	14,579	13,333
Fixed assets	4,979	4,518
Right-of-use assets	30,673	32,454
Prepaid expenses	405	385
Loan servicing fees	545	—
Contingent payments	5,688	6,764
Unrealized gain on investments	12,441	2,949
Other	286	239
Total gross deferred tax liabilities	69,596	60,642
Net deferred tax assets	$6,774	$11,383
The Company's net deferred tax asset decreased $4.6 million during 2020. The decrease was due to the current year tax effect of other comprehensive income of $9.5 million and the tax effect of the adoption of ASU 2016-13 of $5.5 million, partially offset by the deferred tax benefit of $10.4 million.
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
The Company believes the existing net deductible temporary differences that give rise to the net deferred tax assets will reverse in future periods when the Company expects to generate taxable income. Other positive evidence to support the realization of the Company’s net deferred tax assets includes:
•The Company had cumulative pre-tax income, as adjusted for permanent book-to-tax differences, in the period 2018 through 2020.
•Certain tax planning strategies are available to the Company, such as reducing investments in tax-exempt securities.
•The Company has not had any operating loss or tax credit carryovers expiring unused in recent years.
A reconciliation of the beginning and ending gross amount of unrecognized tax benefits under the provisions of ASC 740-10 is as follows:

	2020	2019	2018
	(In thousands)
Balance at January 1	$909	$935	$1,025
Additions based on tax positions related to the current year	190	177	149
Additions based on tax positions taken in prior years	180	—	—
Decreases based on the expiration of statute of limitations	(213)	(203)	(239)
Balance at December 31	$1,066	$909	$935
The Company does not currently believe there is a reasonable possibility of any significant change to unrecognized tax benefits within the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Excluded from the gross amount of unrecognized tax benefits for the years ended December 31, 2020, 2019, and 2018 are the federal tax benefits associated with the gross amount of state unrecognized tax benefits which, if recognized, would affect the effective tax rate. The net amount of unrecognized tax benefits is $0.9 million, $0.8 million, and $0.8 million at December 31, 2020, 2019, and 2018, respectively, which, if recognized would affect the effective tax rate.
The Company classifies interest and penalties, if applicable, related to unrecognized tax benefits as a component of Income tax expense in the Consolidated Statements of Operations. Interest and penalties recognized as part of the Company’s Income tax expense was immaterial for the years ending December 31, 2020, 2019, and 2018. The accrued amounts for interest and penalties were immaterial as of December 31, 2020, 2019, and 2018.
Federal, Florida, and Massachusetts income tax returns remain subject to examination for all tax years after December 31, 2016. California income tax returns remain subject to examination for all tax years after December 31, 2015. The examination by the State of New York for the tax years ended December 31, 2015, 2016, and 2017 was settled in December, 2020. The resolution of this examination did not have a significant impact on the effective tax rate. As of December 31, 2020, the Company was under examination by the City of New York for the tax years ended December 31, 2016, 2017, and 2018. The Company believes the resolution of this examination will not have a significant impact on the effective tax rate.
18.     EMPLOYEE BENEFITS
Employee 401(k) Profit Sharing Plan
The Company established a corporate-wide 401(k) Profit Sharing Plan (the “401(k) Plan”) for the benefit of the employees of the Company and its affiliates, which became effective on July 1, 2002. The 401(k) Plan is a 401(k) savings and retirement plan that is designed to qualify as an ERISA section 404(c) plan. Generally, employees who are at least twenty-one (21) years of age are eligible to participate in the plan on their date of hire. Employee contributions may be matched based on a predetermined formula and additional discretionary contributions may be made. 401(k) Plan expense was $2.5 million, $2.3 million, and $3.1 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Salary Continuation Plans
The Bank maintains a salary continuation plan for certain former officers in the Bank’s Northern California market. The officers became eligible for benefits under the salary continuation plan if they reached a defined retirement age while working for the Bank. The Bank also has a deferred compensation plan for certain former directors of the former private banking affiliate in Northern California that was merged into the Bank. The compensation expense relating to each contract is accounted for individually. The expense relating to these plans was $0.2 million, $0.1 million, and $0.1 million for the years ended December 31, 2020, 2019, and 2018, respectively. The amounts recognized in Other liabilities in the Consolidated Balance Sheets was $0.9 million at December 31, 2020 and 2019. The Bank has purchased life insurance contracts to help fund these plans. The Bank has single premium life insurance policies with cash surrender values totaling $6.6 million and $6.4 million as of December 31, 2020 and 2019, respectively, which are included in Other assets in the Consolidated Balance Sheets.
The Bank also maintains a salary continuation plan for certain former officers of the Bank’s Southern California market. The plan provides for payments to the participants at the age of retirement. The expense relating to this plan was $0.2 million, $0.1 million, and $0.1 million for the years ended December 31, 2020, 2019, and 2018, respectively. The net amount recognized in Other liabilities in the Consolidated Balance Sheets was $1.1 million and $1.3 million at December 31, 2020 and 2019, respectively. The Bank has purchased life insurance contracts to help fund these plans. These life insurance policies have cash surrender values totaling $5.0 million at December 31, 2020 and 2019, which are included in Other assets in the Consolidated Balance Sheets.
Deferred Compensation Plan
The Company offers a deferred compensation plan (the “Deferred Compensation Plan”) that enables certain executives to elect to defer a portion of their compensation. The amounts deferred are excluded from the employee’s taxable income and are not deductible for income tax purposes by the Company until paid. The net deferred amount related to the Deferred Compensation Plan in Other liabilities in the Consolidated Balance Sheets was $7.2 million and $6.1 million at December 31, 2020 and 2019, respectively. Increases and decreases in the value of the Deferred Compensation Plan are recognized as Salaries and benefits expense in the Consolidated Statements of Operations. The expense relating to the Deferred Compensation Plan was an expense of $0.9 million, an expense of $1.2 million, and an expense credit of $0.4 million for the years ended December 31, 2020, 2019, and 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company has adopted a special trust for the Deferred Compensation Plan called a rabbi trust. A rabbi trust is an arrangement that is used to accumulate assets that may be used to fund the Company’s obligation to pay benefits under the Deferred Compensation Plan. To prevent immediate taxation to the executives who participate in the Deferred Compensation Plan, the amounts placed in the rabbi trust must remain subject to the claims of the Company’s creditors. The investments chosen by the participants in the Deferred Compensation Plan are mirrored by the rabbi trust as a way to minimize the earnings volatility of the Deferred Compensation Plan. The net amount recognized in Other assets in the Consolidated Balance Sheets was $7.2 million and $6.1 million at December 31, 2020 and 2019, respectively. Increases and decreases in the value of the rabbi trust are recognized in Other income in the Consolidated Statements of Operations. The income relating to this plan was a gain of $0.9 million, a gain of $1.2 million, and a loss of $0.4 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Stock-Based Incentive Plans
At December 31, 2020, the Company has three stock-based compensation plans. These plans encourage and enable the officers, employees, non-employee directors, and other key persons of the Company to acquire a proprietary interest in the Company.
The 2020 Omnibus Incentive Plan (the “2020 Plan”), replaced the Company’s Amended and Restated 2009 Stock Option and Incentive Plan (the “2009 Plan”) in the second quarter of 2020. Under the 2020 Plan, the Company may grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards, and dividend equivalent rights to its officers, employees, non-employee directors, and consultants of the Company. The 2020 Plan provides for the authorization and issuance of 3,700,000 shares. Forfeited shares from the 2020 Plan are added back to the amount of shares authorized. Under the 2020 Plan, the exercise price of each option shall not be less than 100% of the fair market value of the stock on the date the options are granted.
Under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan (the “Inducement Plan”), the Company may grant equity awards to new employees as an inducement to join the Company. The Inducement Plan provides for the authorization and issuance of 1,845,000 shares of the Company’s common stock. Forfeited shares are added back to the amount of shares authorized. The Company issued zero shares, zero shares, and 576,612 shares under this plan in conjunction with executive new hires in 2020, 2019, and 2018, respectively.
The Company maintains a qualified Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock of the Company at 85% of the lower of the closing price of the Company’s common stock on the first or last day of a six month purchase period on The NASDAQ® Global Select Market. Employees pay for their stock purchases through payroll deductions at a rate equal to any whole percentage from 1% to 15% of after-tax earnings. Participants have a right to a full reimbursement of ESPP deferrals through the end of the offering period. Such a reimbursement would result in a reversal of the compensation expense previously recorded, attributed to that participant. The Company generally issues shares under the ESPP in January and July of each year. There were 214,637 shares issued to participants under the qualified ESPP in 2020. As of January 1, 2021, the ESPP was paused.
Share-based payments recorded in Salaries and benefits expense are as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Stock option and ESPP expense	$1,281	$1,676	$616
Nonvested share expense	4,116	3,076	6,059
Subtotal	5,397	4,752	6,675
Tax benefit	1,441	1,223	1,784
Stock-based compensation expense, net of tax benefit	$3,956	$3,529	$4,891

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock Options
A summary of option activity for the year ended December 31, 2020 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2019	1,001,147	$11.65
Granted	532,869	$6.16
Exercised	16,969	$6.55
Forfeited	6,494	$11.08
Expired	—	$—
Outstanding at December 31, 2020	1,510,553	$9.77	8.4 years	$1,275
Exercisable at December 31, 2020	212,304	$10.76	6.7 years	$55
The total intrinsic value of options exercised during the years ended December 31, 2020, 2019, and 2018 was zero, $0.4 million, and $1.5 million, respectively. As of December 31, 2020, there was $1.7 million unrecognized compensation cost related to stock option arrangements granted in 2018, 2019, and 2020 that is expected to be recognized over a weighted average period of 2.7 years.
Restricted Stock
A summary of the Company’s nonvested shares as of December 31, 2020 and changes during the year ended December 31, 2020, including shares under the 2020 Plan, the 2009 Plan and the Inducement Plan, is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2019	1,274,290	$12.89
Granted	1,732,592	$7.03
Vested	380,473	$13.80
Forfeited	101,803	$9.03
Nonvested at December 31, 2020	2,524,606	$8.80
The fair value of nonvested shares is determined based on the closing price of the Company’s stock on the grant date. The weighted average grant-date fair value of shares granted during the years ended December 31, 2020, 2019, and 2018 was $7.03, $11.05, and $16.11, respectively. At December 31, 2020, there was $12.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the 2020 Plan, 2009 Plan and the Inducement Plan, combined. That cost is expected to be recognized over a weighted average period of 2.68 years. The total fair value of shares that vested during the years ended December 31, 2020, 2019, and 2018 was $5.3 million, $6.6 million, and $8.1 million, respectively.
Included in the restricted stock balances above are performance-based stock units. The Company recognizes the expense for performance-based stock units based upon the most likely outcome of shares to be issued based on current forecasts. At December 31, 2020, there were 1,525,993 performance-based stock units outstanding, which could increase up to 2,618,758 shares. If the maximum number of performance-based stock units is issued, the Company would incur an additional $9.4 million of compensation costs related to these additional 1,092,765 shares.
Supplemental Executive Retirement Plans
The Company has a non-qualified supplemental executive retirement plan (“SERP”) with a former executive officer of the Company. The SERP, which is unfunded, provides a defined cash benefit based on a formula using average compensation, years of service, and age at retirement of the executive. The estimated actuarial present value of the projected benefit obligation was $7.5 million and $7.5 million at December 31, 2020 and 2019, respectively. The expense associated with the SERP was $0.6 million for the year ended December 31, 2020 due to a decrease in the discount rate, which correspondingly increased the pension benefit obligation in 2020. The SERP expense was $0.8 million and zero for the years ended December 31, 2019 and 2018, respectively. The discount rate used to calculate the SERP liability was 2.45%, 3.10%, and 4.15% for the years ended December 31, 2020, 2019, and 2018, respectively.
The Bank has a SERP with various former executives of the Pacific Northwest market. The SERP, which is unfunded, provides a defined cash benefit based on a formula using compensation, years of service, and age at retirement of the executives. The benefits for each executive under the plan are accrued until the full vesting age of 65. The actuarial present value of the projected benefit obligation was $3.2 million and $3.1 million at December 31, 2020 and 2019, respectively. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

expense associated with the SERP was $0.1 million for the year ended December 31, 2020 and $0.2 million for the years ended December 31, 2019 and 2018. The discount rate used to calculate the SERP liability was 2.45%, 3.10%, and 4.18%, for the years ended December 31, 2020, 2019, and 2018, respectively.
KLS had a long-term incentive plan (“LTIP”) with certain of its managing directors that was assumed by Boston Private Wealth. This LTIP, which is unfunded, was amended in 2018. The plan amendment in 2018 “froze” the benefits under the LTIP based on the cash payout that would be due to the managing directors as of December 31, 2017. The cash payment at separation of service, which was determined based on the profit share and a multiple based on years of service as of December 31, 2017, is payable in three equal annual installments following separation of service. The Company has accrued $6.1 million and $7.9 million at December 31, 2020 and 2019, respectively, for future separation of service payments. The LTIP was effective beginning January 1, 2010.
The expense associated with the LTIP was $0.4 million, $0.7 million, and $1.6 million for the years ended December 31, 2020, 2019, and 2018, respectively. Within the 2018 expense, there was also a $0.8 million charge recognized in Restructuring expense in the Consolidated Statements of Operations related to the plan amendment. The discount rate used to calculate the liability was 2.45%, 3.10%, and 4.10% for the years ended December 31, 2020, 2019, and 2018, respectively. There will not be any future service cost associated with the LTIP. There will be charges associated with interest costs and actuarial gains/losses until the final payouts are made.
19.     OTHER OPERATING EXPENSE
Major components of Other operating expense are as follows:

	Year Ended December 31,
	2020	2019	2018
		(In thousands)
Insurance	$2,292	$2,655	$3,084
Employee travel and meals	1,293	2,508	2,918
Other banking expenses	1,974	1,752	1,893
Pension costs - non service	1,109	1,669	423
Publications and dues	1,247	1,171	1,123
Postage, express mail, and courier	716	630	840
Forms and supplies	291	479	704
Trading errors	147	1	511
OREO expenses	41	—	(21)
Reserve for unfunded loan commitments	4,020	(105)	(157)
Other	2,355	3,175	2,843
Total	$15,485	$13,935	$14,161

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

20.     REPORTABLE SEGMENTS
Management Reporting
The Company has two reportable segments: (i) Private Banking and (ii) Wealth Management and Trust, as well as the Holding Company within Holding Company and Eliminations. The financial performance of the Company is managed and evaluated according to these two segments. Each segment is managed by a segment leader (“Segment Leader”) who has full authority and responsibility for the performance and the allocation of resources within their segment. The Company’s CEO is the Company’s Chief Operating Decision Maker (“CODM”).
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
Changes to Segment Reporting
With the integration of KLS into Boston Private Wealth, the Company reorganized the segment reporting structure to align with how the Company's financial performance and strategy is reviewed and managed. The results of KLS are now included in the results of Boston Private Wealth within the Wealth Management and Trust segment for all periods presented. The results of DGHM are now included within the Holding Company and Eliminations segment for all periods presented. The results of Anchor and BOS are included in the Holding Company and Eliminations segment for the periods owned. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 3: Divestitures” for further details on the transactions.
Measurement of Segment Profit and Assets
The accounting policies of the segments are the same as those described in Part II. Item 8. “Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies.”
Reconciliation of Reportable Segment Items
The following tables present a reconciliation of the revenues, expenses, assets, and other significant items of the reportable segments as of and for the years ended December 31, 2020, 2019, and 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year ended December 31,
	2020	2019	2018
Private Banking (1)	(In thousands)
Net interest income	$235,984	$231,796	$238,036
Fees and other income	13,625	13,869	9,366
Total revenue	249,609	245,665	247,402
Provision/(credit) for loan losses	31,998	(3,564)	(2,198)
Total operating expense (2)	167,980	157,891	165,263
Income before income taxes	49,631	91,338	84,337
Income tax expense	6,564	19,110	16,313
Net income from continuing operations	43,067	72,228	68,024
Net income attributable to the Company	$43,067	$72,228	$68,024

Assets	$9,964,691	$8,746,289	$8,424,967
Amortization of intangibles	$304	$37	$—
Depreciation	$10,881	$9,737	$8,646

	Year ended December 31,
	2020	2019	2018
Wealth Management and Trust (1)	(In thousands)
Net interest income	$81	$407	$338
Fees and other income	73,100	75,949	79,192
Total revenue	73,181	76,356	79,530
Total operating expense (2)	61,948	58,375	66,492
Income before income taxes	11,233	17,981	13,038
Income tax expense	3,506	5,768	4,145
Net income from continuing operations	$7,727	$12,213	$8,893
Net income attributable to the Company	$7,727	$12,213	$8,893

Assets	$152,412	$148,803	$130,346
Amortization of intangibles	$2,393	$2,654	$2,775
Depreciation	$1,205	$1,297	$1,660

	Year ended December 31,
	2020	2019	2018
Holding Company and Eliminations (1) (3)	(In thousands)
Net interest income (4)	$(2,639)	$(4,127)	$(3,808)
Fees and other income	7,159	11,729	61,439
Total revenue	4,520	7,602	57,631
Total operating expense	11,337	13,940	35,600
Income/(loss) before income taxes	(6,817)	(6,338)	22,031
Income tax expense/(benefit)	(1,182)	(2,287)	17,079
Net income/(loss) from continuing operations	(5,635)	(4,051)	4,952
Net income attributable to noncontrolling interests	6	362	3,487
Net income from discontinued operations (5)	—	—	2,002
Net income/(loss) attributable to the Company	$(5,641)	$(4,413)	$3,467

Assets (including eliminations)	$(68,370)	$(64,592)	$(60,688)
Amortization of intangibles	$—	$—	$154
Depreciation	$151	$194	$388

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year ended December 31,
	2020	2019	2018
Total Company (1) (3)	(In thousands)
Net interest income	$233,426	$228,076	$234,566
Fees and other income	93,884	101,547	149,997
Total revenue	327,310	329,623	384,563
Provision/(credit) for loan losses	31,998	(3,564)	(2,198)
Total operating expense	241,265	230,206	267,355
Income before income taxes	54,047	102,981	119,406
Income tax expense	8,888	22,591	37,537
Net income from continuing operations	45,159	80,390	81,869
Net income attributable to noncontrolling interests	6	362	3,487
Net income from discontinued operations (5)	—	—	2,002
Net income attributable to the Company	$45,153	$80,028	$80,384

Assets	$10,048,733	$8,830,501	$8,494,625
Amortization of intangibles	$2,697	$2,691	$2,929
Depreciation	$12,237	$11,228	$10,694
___________________
(1) Due to rounding, the sum of individual segment results may not add up to the Total Company results.
(2) Total operating expense related to the Private Banking and Wealth Management and Trust segments includes Restructuring expense of $1.3 million and $0.4 million, respectively, for the year ended December 31, 2019. Total operating expense related to the Private Banking and Wealth Management and Trust segments includes Restructuring expense of $6.6 million and $1.2 million, respectively, for the year ended December 31, 2018. There were no other Restructuring expenses in other periods presented.
(3) The results of Anchor and BOS for the periods owned in 2018 are included in the Holding Company and Eliminations segment. Most categories have decreased in 2020 and 2019 relative to 2018 primarily driven by the sales of Anchor and BOS. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 3: Divestitures” for additional information.
(4) Interest expense on junior subordinated debentures is included in the Holding Company and Eliminations segment.
(5) The Holding Company and Eliminations segment calculation of Net income attributable to the Company includes Net income from discontinued operations of $2.0 million for the year ended December 31, 2018. The Company received the final payment related to a revenue sharing agreement with Westfield in the first quarter of 2018. The Company will not receive additional income from Westfield now that the final payment has been received.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of December 31, 2020	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Investment securities available-for-sale
U.S. government and agencies	$20,984	$—	$20,984	$—
Government-sponsored entities	147,786	—	147,786	—
Municipal bonds	346,588	—	346,588	—
Mortgage-backed securities	728,335	—	728,335	—
Total	1,243,693	—	1,243,693	—
Equity securities	41,452	41,452	—	—
Derivatives - interest rate customer swaps	83,255	—	83,255	—
Derivatives - risk participation agreements	49	—	49	—
Trading securities held in the “rabbi trust” (1)	7,204	7,204	—	—

Liabilities:
Derivatives - interest rate customer swaps	$84,590	$—	$84,590	$—
Derivatives - interest rate swaps	228	—	228	—
Derivatives - risk participation agreements	375	—	375	—
Deferred compensation “rabbi trust” (1)	7,204	7,204	—	—

	As of December 31, 2019	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Investment securities available-for-sale
U.S. government and agencies	$19,940	$—	$19,940	$—
Government-sponsored entities	156,255	—	156,255	—
Municipal bonds	325,455	—	325,455	—
Mortgage-backed securities	476,634	—	476,634	—
Total	978,284	—	978,284	—
Equity securities	18,810	18,810	—	—
Derivatives - interest rate customer swaps	36,089	—	36,089	—
Derivatives - risk participation agreements	10	—	10	—
Trading securities held in the “rabbi trust” (1)	6,119	6,119	—	—

Liabilities:
Derivatives - interest rate customer swaps	$36,580	$—	$36,580	$—
Derivatives - risk participation agreements	242	—	242	—
Deferred compensation “rabbi trust” (1)	6,112	6,112	—	—
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The investments chosen by the participants in the Deferred Compensation Plan are mirrored by the rabbi trust as a way to minimize the earnings volatility of the Deferred Compensation Plan.
As of December 31, 2020 and 2019, Investment securities available-for-sale consisted of U.S. government and agencies securities, Government-sponsored entities securities, Municipal bonds, and Mortgage-backed securities. Investment securities available-for-sale Level 2 generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets and include Government-sponsored entities securities, Municipal bonds, Mortgage-backed securities, “off-the-run” U.S. Treasury securities, and certain investments in the SBA's loans (which are categorized as U.S. government and agencies securities). “Off-the-run” U.S. Treasury securities are Treasury bonds and notes issued before the most recently issued bond or note of a particular maturity. When Treasuries move to the secondary over-the-counter market, they become less frequently traded, therefore, they are considered “off-the-run.” No investments held as of December 31, 2020 or 2019 were categorized as Level 3.
As of December 31, 2020 and 2019, Equity securities consisted of Level 1 money market mutual funds that are valued with prices quoted in active markets.
In managing its interest rate and credit risk, the Company may utilize derivative instruments including interest rate customer swaps, interest rate swaps, and risk participation agreements. As a service to its customers, the Company may utilize derivative instruments including customer foreign exchange forward contracts to manage its foreign exchange risk, if any. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities, and therefore, they have been categorized as a Level 2 measurement as of December 31, 2020 and 2019. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 9: Derivatives and Hedging Activities” for further details.
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
The Company has determined that the majority of inputs used to value its derivatives are within Level 2. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy as of December 31, 2020 and 2019.
Trading securities held in the rabbi trust consist of publicly traded mutual fund investments that are valued at prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement as of December 31, 2020 and 2019.
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
There were no transfers for assets or liabilities recorded at fair value on a recurring basis as of December 31, 2020 and December 31, 2019. There were no Level 3 assets valued on a recurring basis as of December 31, 2020 or 2019. There were no changes in the valuation techniques used for measuring the fair value.
The following tables present the Company’s assets measured at fair value on a non-recurring basis during the periods ended December 31, 2020 and 2019, aggregated by the level in the fair value hierarchy within which those measurements fall:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of December 31, 2020	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Year ended December 31, 2020
	(In thousands)
Assets:
Impaired loans (1)	$79	$—	$—	$79	$(1,180)
	$79	$—	$—	$79	$(1,180)
___________________
(1)Collateral-dependent impaired loans held as of December 31, 2020 that had write-downs in fair value or whose specific reserve changed during 2020.

	As of December 31, 2019	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Year ended December 31, 2019
	(In thousands)
Assets:
Impaired loans (1)	$109	$—	$—	$109	$710
	$109	$—	$—	$109	$710
___________________
(1)Collateral-dependent impaired loans held as of December 31, 2019 that had write-downs in fair value or whose specific reserve changed during 2019.
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	As of December 31, 2020
	Fair Value	Valuation technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$79	Appraisals of Collateral	Discount for costs to sell	10%	10%
			Appraisal adjustments	—%	—%

	As of December 31, 2019
	Fair Value	Valuation technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$109	Appraisals of Collateral	Discount for costs to sell	10%	10%
			Appraisal adjustments	—%	—%

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
The following tables present the carrying values and fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis (other than certain loans, as noted below):

	As of December 31, 2020
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$1,055,588	$1,055,588	$1,055,588	$—	$—
Investment securities held-to-maturity	35,223	35,942	—	35,942	—
Loans held for sale	17,421	17,782	—	17,782	—
Loans, net	7,023,071	6,980,202	—	—	6,980,202
Other financial assets	57,654	57,654	—	57,654	—
FINANCIAL LIABILITIES:
Deposits	$8,595,366	$8,596,193	$—	$8,596,193	$—
Securities sold under agreements to repurchase	53,472	53,472	—	53,472	—
Federal Home Loan Bank borrowings	114,659	115,284	—	115,284	—
Junior subordinated debentures	106,363	69,863	—	—	69,863
Other financial liabilities	1,734	1,734	—	1,734	—

	As of December 31, 2019
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$292,479	$292,479	$292,479	$—	$—
Investment securities held-to-maturity	48,212	47,949	—	47,949	—
Loans held for sale	7,386	7,475	—	7,475	—
Loans, net	6,904,722	6,883,360	—	—	6,883,360
Other financial assets	67,348	67,348	—	67,348	—
FINANCIAL LIABILITIES:
Deposits	$7,241,476	$7,241,739	$—	$7,241,739	$—
Securities sold under agreements to repurchase	53,398	53,398	—	53,398	—
Federal Home Loan Bank borrowings	350,829	351,233	—	351,233	—
Junior subordinated debentures	106,363	96,363	—	—	96,363
Other financial liabilities	1,957	1,957	—	1,957	—
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
Investment Securities Held-to-Maturity
Investment securities held-to-maturity consist of Mortgage-backed securities as of December 31, 2020 and 2019. The Mortgage-backed securities are fixed income instruments that are not quoted on an exchange, but may be traded in active markets. The fair value of these securities is based on quoted market prices obtained from external pricing services. The principal market for our securities portfolio is the secondary institutional market, with an exit price that is predominantly reflective of bid level pricing in that market. Accordingly, Investment securities held-to-maturity Mortgage-backed securities are classified as Level 2.
There were no transfers of the Company's financial instruments that are not measured at fair value on a recurring basis at December 31, 2020 and 2019.
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
Other Financial Assets
Other financial assets consist of accrued interest and fees receivable, and stock in the FHLB and the FRB, for which the carrying amount approximates fair value and are classified as Level 2 measurements.
Deposits
The fair values reported for transaction accounts (demand, NOW, savings, and money market) equal their respective book values reported on the Consolidated Balance Sheets and are classified as Level 2. The fair values disclosed are, by definition, equal to the amount payable on demand at the reporting date. The fair values for certificates of deposit are based on the discounted value of contractual cash flows. The discount rates used are representative of approximate rates currently offered on certificates of deposit with similar remaining maturities and are classified as Level 2 measurements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Federal Home Loan Bank Borrowings
The fair value reported for FHLB borrowings is estimated based on the discounted value of contractual cash flows. The discount rate used is based on the Bank’s estimated current incremental borrowing rate for FHLB borrowings of similar maturities, and therefore, these borrowings have been classified as Level 2 measurements.
Junior Subordinated Debentures
The fair value of the Junior subordinated debentures issued by Boston Private Capital Trust I and Boston Private Capital Trust II were estimated using Level 3 inputs such as the interest rates on these securities, current rates for similar debt and regulatory changes that would result in an unfavorable change in the regulatory capital treatment of this type of debt.
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
22.    FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its clients. These financial instruments include commitments to originate loans, unadvanced portion of loans, unused lines of credit, standby letters of credit, commitments to sell loans, and rate locks related to loans that if originated will be held for sale. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.
The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.
Commitments to originate loans, the unadvanced portion of loans, and the unused lines of credit are agreements to lend to a client, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each client’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower.
Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance by a client to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to clients.
Investors have recourse to the Bank for the refund of premiums paid on loans sold which pay off early within the time stipulated in the sale contract. Investors have recourse to the Bank on any sold loans that are deemed to have been fraudulent or misrepresented. In addition, investors would require the Bank to repurchase any loan sold which has a first payment default. The Bank has not repurchased any loans during the years ended December 31, 2020 and 2019.
Financial instruments with off-balance sheet risk are summarized as follows:

	December 31,
	2020	2019
	(In thousands)
Commitments to originate loans
Variable rate	$85,156	$60,473
Fixed rate	61,196	63,747
Total commitments to originate new loans	$146,352	$124,220
Unadvanced portion of loans and unused lines of credit	$1,676,779	$1,468,782
Standby letters of credit	$87,718	$49,117
Forward commitments to sell loans	$33,488	$11,850

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

23.    BOSTON PRIVATE FINANCIAL HOLDINGS, INC. (PARENT COMPANY ONLY)
Condensed Balance Sheets

	December 31, 2020	December 31, 2019
	(In thousands)
Assets:
Cash and cash equivalents	$70,269	$51,324
Investment in wholly-owned and majority-owned subsidiaries	887,847	857,062
Investment in partnerships and trusts	6,340	6,340
Other assets	23,036	27,453
Total assets	$987,492	$942,179
Liabilities:
Junior subordinated debentures	$106,363	$106,363
Deferred income taxes	3,665	2,895
Other liabilities	9,456	12,520
Total liabilities	119,484	121,778
Redeemable Noncontrolling Interests (1)	—	1,383
Total Shareholders’ Equity	868,008	819,018
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$987,492	$942,179
___________________
(1)Includes noncontrolling interests, if any, and the maximum redemption value of Redeemable noncontrolling interests.
Condensed Statements of Operations

	Year ended December 31,
	2020	2019	2018
	(In thousands)
Income:
Interest income	$31	$62	$107
Dividends from subsidiaries	57,095	54,606	45,448
Gain on sale of affiliate	—	—	18,142
Other	900	1,557	59
Total revenue	58,026	56,225	63,756
Operating Expense:
Salaries and employee benefits	1,447	2,106	2,121
Professional services	29	1,241	1,381
Interest expense	2,670	4,189	3,925
Other	2,378	2,185	1,406
Total operating expense	6,524	9,721	8,833
Income before income taxes	51,502	46,504	54,923
Income tax expense/(benefit)	(896)	(2,639)	14,628
Net income from discontinued operations	—	—	2,002
Income before equity in undistributed earnings of subsidiaries	52,398	49,143	42,297
Equity/(loss) in undistributed earnings of subsidiaries	(7,245)	30,885	38,087
Net income attributable to the Company	$45,153	$80,028	$80,384
Condensed Statements of Cash Flows

	Year ended December 31,
	2020	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income attributable to the Company	$45,153	$80,028	$80,384
Net income from discontinued operations	—	—	2,002
Net income from continuing operations	45,153	80,028	78,382
Adjustments to reconcile Net income from continuing operations to Net cash provided by operating activities:
Equity in earnings of subsidiaries:	(49,850)	(85,480)	(83,232)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year ended December 31,
	2020	2019	2018
	(In thousands)
Dividends from subsidiaries:	57,095	54,606	45,448
Depreciation and amortization	34	201	(186)
Gain on sale of affiliate	—	—	(18,142)
Net decrease/(increase) in other operating activities	920	(8,108)	13,181
Net cash provided by operating activities of continuing operations	53,352	41,247	35,451
Net cash provided by operating activities of discontinued operations	—	—	2,002
Net cash provided by operating activities	53,352	41,247	37,453
Cash flows from investing activities:
Contingent consideration from divestitures	4,835	4,507	1,233
Capital investments in subsidiaries	(73)	(78)	(96)
Cash received from divestitures	—	—	52,981
Net cash provided by investing activities	4,762	4,429	54,118
Cash flows from financing activities:
Redemption of Series D preferred stock	—	—	(50,000)
Equity sales in minority-owned subsidiaries	—	—	1,021
Repurchase of common stock	(12,807)	(7,193)	(20,000)
Dividends paid to common shareholders	(29,683)	(40,380)	(40,685)
Dividends paid to preferred shareholders	—	—	(1,738)
Proceeds from stock option exercises	56	562	1,661
Proceeds from issuance of common stock, net	2,243	2,413	434
Other equity adjustments	1,022	(842)	2,463
Net cash (used in) financing activities	(39,169)	(45,440)	(106,844)
Net (decrease)/increase in Cash and cash equivalents	18,945	236	(15,273)
Cash and cash equivalents at beginning of year	51,324	51,088	66,361
Cash and cash equivalents at end of year	$70,269	$51,324	$51,088

24.     REGULATORY MATTERS
Registered Investment Advisors
The Company’s RIAs are highly regulated, primarily at the federal level by the SEC, and by state regulatory agencies. The Company has subsidiaries which are RIAs under the Investment Advisers Act of 1940. The Investment Advisers Act of 1940 imposes numerous obligations on RIAs, including fiduciary, record keeping, operational, and disclosure obligations. The subsidiaries, as investment advisers, are also subject to regulation under the federal and state securities laws and the fiduciary laws of certain states. In addition, the Company has a subsidiary which acts as a sub-adviser to mutual funds, which are registered under the Investment Company Act of 1940 and are subject to that Act’s provisions and regulations. The Company’s subsidiaries are also subject to the provisions and regulations of the Employee Retirement Income Security Act ("ERISA"), to the extent any such entities act as a “fiduciary” under ERISA with respect to certain of its clients. ERISA and the related provisions of the federal tax laws impose a number of duties on persons who are fiduciaries under ERISA, and prohibit certain transactions involving the assets of each ERISA plan which is a client, as well as certain transactions by the fiduciaries and certain other related parties to such plans.
Private Banking
The Company and the Bank are subject to extensive supervision and regulation by the Federal Reserve, which insures the deposits of the Bank to the maximum extent permitted by law, the Massachusetts Commissioner of Banks, and the California Department of Financial Protection and Innovation. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of collateral for certain loans. The laws and regulations governing the Bank generally have been promulgated to foster the safety and soundness of the Bank and protect depositors, and not for the purpose of protecting shareholders of the Company.
As of December 31, 2020, quantitative measures established by regulation to ensure capital adequacy required us to maintain minimum ratios of Common Equity Tier 1, Tier 1, and total capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the Company’s and the Bank’s amount of regulatory capital and related ratios as of December 31, 2020 and 2019. Also presented are the minimum requirements established by the Federal Reserve as of those dates for the Company and the Bank, respectively, to meet applicable capital requirements for the Bank to be considered “well capitalized” under all regulatory definitions.
The Federal Reserve and the Massachusetts Commissioner of Banks may impose higher capital ratios than those listed below based upon the results of regulatory exams. The Bank was categorized as “well capitalized” under the prompt corrective action provisions of the Federal Deposit Insurance Act as of December 31, 2020 and 2019.

	Actual		For capital adequacy purposes (at least)		To be well capitalized under prompt corrective action provisions (at least)		Basel III minimum capital ratio with capital conservation buffer (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands, except percentages)
As of December 31, 2020
Common Equity Tier 1 risk-based capital
Company	$773,017	11.53%	$301,794	4.5%	n/a	n/a	7.0%
Boston Private Bank	788,375	11.79%	301,003	4.5%	$434,782	6.5%	7.0%
Tier 1 risk-based capital
Company	873,039	13.02%	402,391	6.0%	n/a	n/a	8.5%
Boston Private Bank	788,375	11.79%	401,337	6.0%	535,116	8.0%	8.5%
Total risk-based capital
Company	956,919	14.27%	536,522	8.0%	n/a	n/a	10.5%
Boston Private Bank	872,038	13.04%	535,116	8.0%	668,896	10.0%	10.5%
Tier 1 leverage capital
Company	873,039	8.92%	391,634	4.0%	n/a	n/a	4.0%
Boston Private Bank	788,375	8.08%	390,364	4.0%	487,955	5.0%	4.0%

As of December 31, 2019
Common equity tier 1 risk-based capital
Company	$745,926	11.42%	$293,886	4.5%	n/a	n/a	7.0%
Boston Private Bank	778,635	11.97%	292,717	4.5%	$422,813	6.5%	7.0%
Tier 1 risk-based capital
Company	846,337	12.96%	391,848	6.0%	n/a	n/a	8.5%
Boston Private Bank	778,635	11.97%	390,289	6.0%	520,386	8.0%	8.5%
Total risk-based capital
Company	919,573	14.08%	522,464	8.0%	n/a	n/a	10.5%
Boston Private Bank	851,733	13.09%	520,386	8.0%	650,482	10.0%	10.5%
Tier 1 leverage capital
Company	846,337	9.77%	346,398	4.0%	n/a	n/a	4.0%
Boston Private Bank	778,635	9.03%	344,958	4.0%	431,198	5.0%	4.0%
___________________
n/a - not applicable
(1) Required capital ratios under the Basel III capital rules with the capital conservation buffer added to the minimum risk-based capital ratios.
Bank regulatory authorities restrict the Bank from lending or advancing funds to, or investing in the securities, of the Company. Further, these authorities restrict the amounts available for the payment of dividends by the Bank to the Company.
The Company has sponsored the creation of two statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. In accordance with ASC 810-10-55, Consolidation - Overall - Implementation Guidance and Illustrations - Variable Interest Entities, these statutory trusts created by the Company are not consolidated into the Company’s financial statements; however, the Company reflects the amounts of junior subordinated debentures payable to the preferred stockholders of statutory trusts as debt in its financial statements. As of both December 31, 2020, and 2019, all $100.0 million of the net balance of these trust preferred securities qualified as Tier 1 capital.

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
On January 4, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SVB, pursuant to and subject to the terms of which we will merge with and into SVB, with SVB as the surviving corporation. Completion of the merger is subject to closing conditions including, but not limited to, various regulatory approvals, the approval of our shareholders, the accuracy of representations and warranties under the Merger Agreement (subject to the materiality standards set forth in the Merger Agreement), the performance of our and SVB’s respective obligations under the Merger Agreement in all material respects and each of our and SVB’s receipt of a tax opinion to the effect that the merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. In the event that the merger is not consummated, we will be subject to many risks, including the costs related to the merger, such as legal, accounting and advisory fees, which must be paid even if the merger is not completed, and potentially, the payment of a termination fee of $36.0 million if the Merger Agreement is terminated under certain circumstances.
26.    REVENUE RECOGNITION
In accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration which the
Company expects to receive in exchange for those goods or services. ASC 606 does not apply to revenue associated with financial instruments such as loans and securities. Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest income considered in-scope of ASC 606 is discussed below. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies” for additional information on the Company's adoption of this standard.
Wealth Management and Trust Fees
Wealth management and trust fees are earned for providing wealth management, retirement plan advisory, family office, financial planning, trust services, and other financial advisory services to clients. The Company’s performance obligation under these contracts is satisfied over time as the services are provided. Fees are recognized monthly based on the average monthly, beginning-of-quarter, or, for a small number of clients, end-of-quarter market value of the AUM and the applicable fee rate, depending on the terms of the contracts. Fees are also recognized monthly based either on a fixed fee amount or are based on the quarter-end (in arrears) market value of the AUM and the applicable fee rate, depending on the terms of the contracts. No performance-based incentives are earned under wealth management contracts. Receivables are recorded on the Consolidated Balance Sheets in the Fees receivable line item. Deferred revenues of $6.1 million and $6.5 million as of December 31, 2020 and 2019, respectively, are recorded on the Consolidated Balance Sheets within Other liabilities.
Trust fees are earned when the Company is appointed as trustee for clients. As trustee, the Company administers the client’s trust and manages the assets of the trust, including investments and property. The Company’s performance obligation under these agreements is satisfied over time as the administration and management services are provided. Fees are recognized monthly or, in certain circumstances, quarterly based on a percentage of the market value of the account as outlined in the agreement. Payment frequency is defined in the individual contracts, which primarily stipulate monthly in arrears. No performance-based incentives are earned on trust fee contracts. Receivables are recorded on the Consolidated Balance Sheets within Fees receivable.
Investment Management Fees
Investment management fees are earned for the management of a series of accounts and funds in which clients invest directly, acting as a sub-advisor to larger investment management companies, or private client account management. The Company’s performance obligation is satisfied over time, and the resulting fees are recognized monthly, based upon either the beginning-of-quarter (in advance) or quarter-end (in arrears) market value of the AUM and the applicable fee rate, depending on the terms of the contracts. Payment is generally received a few days after month end through a direct charge to customers’ accounts. The Company may earn performance-based incentives on certain contracts. Receivables are recorded on the Consolidated Balance Sheets within Fees receivable.
Other Banking Fee Income
The Bank charges a variety of fees to its clients for services provided on the deposit and deposit management-related accounts. Each fee is either transaction-based or assessed monthly. The types of fees include service charges on accounts, overdraft fees, maintenance fees, ATM fee charges, and other miscellaneous charges related to the accounts. These fees are not governed by individual contracts with clients. They are charges to clients based on disclosures presented to clients upon opening these accounts along with updated disclosures when changes are made to the fee structures. The transaction-based fees

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

are recognized in revenue when charged to the client based on specific activity on the client’s account. Monthly service/maintenance charges are recognized in the month they are earned and are charged directly to the client’s account.
The Bank also charges fees for treasury activities, such as swap fees and foreign exchange fees, for clients with a banking relationship. These fees are recorded when earned via completion of the transaction for the client. The completion of the transaction is deemed to be the performance obligation of the transaction. The related revenue is recorded through a direct charge to the client’s account. There are no individual agreements or contracts with clients relating to foreign exchange fees as they are governed by client disclosure statements and the Bank’s internal policies and procedures.
The following table presents the fee income considered in-scope of ASC 606 by contracts with customers:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Fees and other income:
Wealth management and trust fees	$72,888	$75,757	$99,818
Investment management fees	6,261	10,155	21,728
Other income	2,919	2,813	3,910
Revenue from contracts with customers	82,068	88,725	125,456
Other non-interest income not within the scope of ASC 606	11,816	12,822	24,541
Total non-interest income	$93,884	$101,547	$149,997

27.    SELECTED QUARTERLY DATA (UNAUDITED)
The following tables present selected quarterly financial data for 2020 and 2019:

	2020 (1)
	Q4	Q3	Q2	Q1
	(In thousands, except per share data)
Net interest income	$59,407	$57,824	$58,938	$57,257
Fees and other income	26,656	23,045	22,662	21,521
Total revenue	86,063	80,869	81,600	78,778
Provision/(credit) for loan losses	(2,999)	(4,569)	22,604	16,962
Total operating expense	57,967	60,937	61,453	60,908
Income/(loss) before income taxes	31,095	24,501	(2,457)	908
Income tax expense	6,124	1,821	841	102
Less: Net income attributable to noncontrolling interests	—	—	—	6
Net income/(loss) attributable to the Company	$24,971	$22,680	$(3,298)	$800
Net earnings/(loss) per share attributable to common shareholders:
Basic earnings/(loss) per share (2)	$0.30	$0.28	$(0.04)	$0.01
Diluted earnings/(loss) per share (2)	$0.30	$0.28	$(0.04)	$0.01

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2019 (1)
	Q4	Q3	Q2	Q1
	(In thousands, except per share data)
Net interest income	$56,125	$56,153	$57,460	$58,338
Fees and other income	26,793	25,126	24,380	25,248
Total revenue	82,918	81,279	81,840	83,586
Provision/(credit) for loan losses	(3,668)	167	1,363	(1,426)
Total operating expense	58,457	55,537	55,659	60,553
Income before income taxes	28,129	25,575	24,818	24,459
Income tax expense	6,788	5,517	5,369	4,917
Less: Net income attributable to noncontrolling interests	97	96	69	100
Net income attributable to the Company	$21,244	$19,962	$19,380	$19,442
Net earnings per share attributable to common shareholders:
Basic earnings per share (2)	$0.26	$0.24	$0.22	$0.25
Diluted earnings per share (2)	$0.26	$0.24	$0.22	$0.25
___________________
(1)Due to rounding, the sum of the four quarters may not add up to the year to date total.
(2)Includes the effect of adjustments, if any, to Net income attributable to the Company to arrive at Net income attributable to common shareholders.
28.    SUBSEQUENT EVENT
As previously announced on January 4, 2021, the Company entered into an Agreement and Plan of Merger with SVB pursuant to which SVB will acquire the Company. The transaction has been unanimously approved by both companies' Boards of Directors and is expected to close in mid-2021, subject to the satisfaction of customary closing conditions, including the receipt of customary regulatory approvals and approval by the shareholders of the Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Boston Private Financial Holdings, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Boston Private Financial Holdings, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of loan losses as of January 1, 2020 due to the adoption of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326).
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.
Allowance for loan losses – Loans evaluated on a collective basis
As discussed in Note 1 to the consolidated financial statements, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) as of January 1, 2020. The total Allowance for loan losses as of January 1, 2020 was $51.6 million, of which $51.4 million related to the Allowance for loan losses on loans evaluated on a collective basis (the January 1, 2020 collective ALL). As discussed in Notes 1 and 6 to the consolidated financial statements, the Company’s total Allowance for loan losses as of December 31, 2020 was $81.2 million, of which $80.8 million related to the Allowance for loan losses on loans evaluated on a collective basis (the December 31, 2020 collective ALL). The January 1, 2020 collective ALL and December 31, 2020 collective ALL include the measure of expected credit losses on a collective basis for those loans sharing similar risk characteristics using a quantitative model combined with an assessment of certain qualitative factors designed to address risks not incorporated in the quantitative model output. The quantitative model utilizes economic factors and a selected peer groups’ historical default and loss experience over the historical observation period to estimate expected credit losses. The expected credit losses are the product of multiplying the Company’s estimates of probability of default (PD), net loss given default (LGD) and individual loan level exposure at default on an undiscounted basis. The quantitative model estimates expected credit losses using loan level data over the contractual life of the exposure, considering the effect of estimated prepayment and curtailment rates. Reasonable and supportable economic forecasts are incorporated into the estimate over a reasonable and supportable forecast period, beyond which the Company uses a straight line reversion to the historical long-run average of the macroeconomic variables. The Company also applies a weight to the various forecasts to determine the reasonable and supportable economic forecasts. A portion of the collective ALL is related to qualitative factors used to adjust historical loss information for asset-specific risk characteristics and current conditions to the extent they are not captured in the quantitative model. The qualitative factors are based on information not reflected in the quantitative models but are likely to impact the measurement of estimated credit losses.
We identified the assessment of the January 1, 2020 collective ALL and the December 31, 2020 collective ALL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the collective ALL estimates due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ALL methodology, including the methods and models used to estimate the PD, LGD, and their significant assumptions. Such significant assumptions included portfolio segmentation, composition of the selected peer groups, estimated prepayment and curtailment rates, economic forecasts, including the weighting of the economic forecasts, selection of macroeconomic variables, the reasonable and supportable forecast period, and the historical observation period. The assessment also included the evaluation of qualitative factors and their significant assumptions and an evaluation of the conceptual soundness and performance of the PD and LGD models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ALL estimates, including controls over the:
•development of the collective ALL methodology
•development of the PD and LGD models
•identification and determination of the significant assumptions used in the PD and LGD models
•development of the qualitative factors, including identification and determination of the significant assumptions used in the measurement of the qualitative factors
•performance monitoring of the PD and LGD models for the December 31, 2020 collective ALL
•analysis of the collective ALL results, trends, and ratios.
We evaluated the Company’s process to develop the collective ALL estimates by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company's collective ALL methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the development and performance testing of the PD and LGD models, as well as other key assumptions such as estimated prepayment and curtailment rates, by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•assessing the conceptual soundness and performance testing of the PD and LGD models by inspecting the model documentation to determine whether the models are suitable for their intended use
•evaluating the selection of the macroeconomic variables used in the economic forecasts relative to the performance of the Company's portfolio, trends and metrics
•assessing the weighting of the economic forecasts by comparing them to the Company's business environment and relevant industry practices
•evaluating the length of the historical observation period and the reasonable and supportable forecast period by comparing them to specific portfolio risk characteristics and trends
•determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the
Company's business environment and relevant industry practices
•assessing the composition of the selected peer groups by comparing to specific portfolio risk characteristics

•evaluating the methodology used to develop the qualitative factors and their significant assumptions and the effect of those factors on the collective ALL compared with relevant credit risk factors and in relation to credit trends and identified limitations of the underlying quantitative models.
We also assessed the sufficiency of the audit evidence obtained related to the collective ALL estimates by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company's accounting practices

/s/  KPMG LLP
We have served as the Company’s auditor since 1987.
Boston, Massachusetts
March 1, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Boston Private Financial Holdings, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Boston Private Financial Holdings Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2021 expressed an unqualified opinion on those consolidated financial statements
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 1, 2021

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
Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of December 31, 2020 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries:
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, the Company used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, the Company believes that, as of December 31, 2020, the Company’s internal control over financial reporting is effective based on the criteria established by Internal Control—Integrated Framework (2013) issued by COSO.
KPMG LLP, the independent registered public accounting firm that reported on the Company’s consolidated financial statements, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. This report can be found at the end of Part II. Item 8. “Financial Statements and Supplementary Data.”
C.    Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting in 2020.
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to Directors and Executive Officers required by Item 10 shall be included in an amendment to this Annual Report on Form 10-K filed in accordance with General Instructions G(3).
ITEM 11.     EXECUTIVE COMPENSATION
Information with respect to executive compensation required by Item 11 shall be included in an amendment to this Annual Report on Form 10-K filed in accordance with General Instructions G(3).
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership and the other matters required by Item 12 shall be included in an amendment to this Annual Report on Form 10-K filed in accordance with General Instructions G(3).
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to certain relationships and related transactions required by Item 13 shall be included in an amendment to this Annual Report on Form 10-K filed in accordance with General Instructions G(3).
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
Information with respect to principal accountant fees and services required by Item 14 shall be included in an amendment to this Annual Report on Form 10-K filed in accordance with General Instructions G(3).

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
Financial Statements and Exhibits

1.Financial Statements

2.     Financial Schedules
None.
3.    Exhibits

Exhibit Number	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed or Furnished with this 10-K
2.1	Agreement and Plan of Merger, dated as of January 4, 2021, by and between SVB Financial Group and Boston Private Financial Holdings, Inc.	8-K	1/8/2021	2.1
3.1	Restated Articles of Organization of Boston Private Financial Holdings, Inc.	8-K	8/2/2010	3.1
3.2	Articles of Amendment of Boston Private Financial Holdings, Inc.	8-K	5/2/2012	3.1
3.3	Articles of Amendment of Boston Private Financial Holdings, Inc.	8-K	4/22/2013	3.1
3.4	Articles of Amendment of Boston Private Financial Holdings, Inc.	8-A	4/24/2013	3.5
3.5	Amended and Restated By-Laws of Boston Private Financial Holdings, Inc.	8-K	1/18/2017	3.2
4.1	Description of Registrant's Securities	10-K	2/28/2020	4.1
4.2	Form of Indenture for Senior Debt Securities	S-3	5/15/2020	4.1
4.3	Form of Indenture for Subordinated Debt Securities	S-3	5/15/2020	4.2
*10.1	Boston Private Financial Holdings, Inc. 2001 Employee Stock Purchase Plan (As Amended and Restated as of July 24, 2019)	10-Q	11/4/2019	10.1
*10.2	Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	S-8	5/14/2009	99.1
*10.3	Boston Private Financial Holdings, Inc. Amended and Restated 2009 Stock Option and Incentive Plan	8-K	4/17/2014	99.1
*10.4	Form of Non-Qualified Stock Option Agreement for Employees under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	8/7/2009	10.2
*10.5	Form of Non-Qualified Stock Option Agreement for Employees under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	8/5/2011	10.4
*10.6	Form of Non-Qualified Stock Option Agreement for Employees under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-K	3/13/2012	10.11
*10.7	Form of Non-Qualified Stock Option Agreement for Employees under the Boston Private Financial Holdings, Inc. Amended and Restated 2009 Stock Option and Incentive Plan	8-K	5/13/2019	10.1
*10.8	Form of Non-Qualified Stock Option Agreement for Employees under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	5/8/2012	10.3

Exhibit Number	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed or Furnished with this 10-K
*10.9	Form of Performance Restricted Stock Unit Award Agreement for the Chief Executive Officer under the Boston Private Financial Holdings, Inc. Amended and Restated 2009 Stock Option and Incentive Plan	10-Q	11/7/2017	10.1
*10.10	Form of Restricted Stock Unit Award Agreement for the Chief Executive Officer under the Boston Private Financial Holdings, Inc. Amended and Restated 2009 Stock Option and Incentive Plan	10-Q	11/7/2017	10.2
*10.11	Form of Restricted Stock Unit Award Agreement for the Chief Executive Officer under the Boston Private Financial Holdings, Inc. Amended and Restated 2009 Stock Option and Incentive Plan	10-Q	8/5/2019	10.1
*10.12	Form of Non-Qualified Stock Option Agreement for the Chief Executive Officer under the Boston Private Financial Holdings, Inc. Amended and Restated 2009 Stock Option and Incentive Plan	10-Q	8/5/2019	10.2
*10.13	Form of Performance Restricted Stock Unit Award Agreement for the Chief Executive Officer under the Boston Private Financial Holdings, Inc. Amended and Restated 2009 Stock Option and Incentive Plan	10-Q	8/5/2019	10.3
*10.14	Form of Performance Restricted Stock Unit Award Agreement for Employees under the Boston Private Financial Holdings, Inc. Amended and Restated 2009 Stock Option and Incentive Plan	10-Q	11/7/2017	10.3
*10.15	Form of Restricted Stock Unit Award Agreement for Employees under the Boston Private Financial Holdings, Inc. Amended and Restated 2009 Stock Option and Incentive Plan	10-Q	11/7/2017	10.4
*10.16	Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	8-K	6/8/2010	10.2
*10.17	First Amendment to Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	8-K	8/2/2010	10.1
*10.18	Second Amendment to Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	S-8	10/2/2014	99.3
*10.19	Third Amendment to Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	8-K	11/20/2018	10.1
*10.20	Form of Restricted Stock Agreement Under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	10-K	2/28/2017	10.20
*10.21	Form of Retention Bonus Pool Restricted Stock Agreement Under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	10-K	2/28/2017	10.21
*10.22	Form of Restricted Stock Unit Award Agreement Under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	8-K	11/5/2018	10.2
*10.23	Form of Time-Based Non-Qualified Stock Option Agreement Under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	8-K	11/5/2018	10.3
*10.24	Form of Performance-Based Non-Qualified Stock Option Agreement Under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	8-K	11/5/2018	10.4
*10.25	Form of Restricted Stock Unit Award Agreement for Employees under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, as Amended	10-Q	11/7/2017	10.5
*10.26	Boston Private Financial Holdings, Inc. Deferred Compensation Plan, As Amended and Restated as of January 1, 2009	10-K	3/12/2010	10.44
*10.27	Boston Private Financial Holdings, Inc. Executive Bonus Plan	8-K	2/3/2009	10.4
*10.28	Annual Executive Incentive Plan of Boston Private Financial Holdings, Inc.	8-K	5/2/2011	99.1
*10.29	Boston Private Financial Holdings, Inc. Executive Vice President Severance Pay Plan	8-K	10/20/2016	10.1
*10.30	Employment Agreement by and between Boston Private Financial Holdings, Inc. and Anthony DeChellis, dated November 5, 2018.	8-K	11/5/2018	10.1
*10.31	Indenture, dated October 12, 2004, between Boston Private Financial Holdings, Inc. and Sun Trust Bank, as debenture trustee	8-K	10/15/2004	10.1
10.32	Guarantee Agreement, dated as of October 12, 2004, by Boston Private Financial Holdings, Inc. and Sun Trust Bank, as trustee, for the benefit of the holders from time to time of the Trust Preferred Securities and Trust Common Securities of Boston Private Capital Trust I	8-K	10/15/2004	10.2

Exhibit Number	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed or Furnished with this 10-K
10.33	Amended and Restated Declaration of Trust of Boston Private Capital Trust I, dated October 12, 2004	8-K	10/15/2004	10.3
10.34	Indenture, dated September 27, 2005, between Boston Private Financial Holdings, Inc. and Wilmington Trust Company, as debenture trustee	8-K	9/30/2005	10.1
10.35	Guarantee Agreement, dated as of September 27, 2005, by Boston Private Financial Holdings, Inc. and Wilmington Trust Company, as trustee, for the benefit of the holders from time to time of the Capital Securities of Boston Private Capital Trust II	8-K	9/30/2005	10.2
10.36	Amended and Restated Declaration of Trust of Boston Private Capital Trust II, dated September 27, 2005	8-K	9/30/2005	10.3
*10.37	Form of Executive Offer Letter	10-K	2/28/2020	10.37
*10.38	Change in Control Protection Agreement by and between Boston Private Bank & Trust Company and James C. Brown, dated December 3, 2003, as amended.				Filed
*10.39	Form of Cash-Based Award Agreement for Employees Under the Boston Private Financial Holdings, Inc. 2020 Omnibus Incentive Plan	10-Q	11/5/2020	10.1
*10.40	Boston Private Financial Holdings, Inc. 2020 Omnibus Incentive Plan	S-8	4/28/2020	99.1
*10.41	Form of Non-Qualified Stock Option Agreement for Employees under the Boston Private Financial Holdings, Inc. 2020 Omnibus Incentive Plan	S-8	4/28/2020	99.2
*10.42	Form of Performance Restricted Stock Unit Award Agreement for Employees under the Boston Private Financial Holdings, Inc. 2020 Omnibus Incentive Plan	S-8	4/28/2020	99.3
*10.43	Form of Restricted Stock Unit Award Agreement for Employees under the Boston Private Financial Holdings, Inc. 2020 Omnibus Incentive Plan	S-8	4/28/2020	99.4
*10.44	Form of Non-Qualified Stock Option Agreement for the Chief Executive Officer under the Boston Private Financial Holdings, Inc. 2020 Omnibus Incentive Plan	S-8	4/28/2020	99.5
*10.45	Form of Performance Restricted Stock Unit Award Agreement for the Chief Executive Officer under the Boston Private Financial Holdings, Inc. 2020 Omnibus Incentive Plan	S-8	4/28/2020	99.6
*10.46	Form of Restricted Stock Unit Award Agreement for the Chief Executive Officer under the Boston Private Financial Holdings, Inc. 2020 Omnibus Incentive Plan	S-8	4/28/2020	99.7
21.1	List of Subsidiaries of Boston Private Financial Holdings, Inc.				Filed
23.1	Consent of KPMG LLP, an independent registered public accounting firm				Filed
31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted within Inline XBRL and included in Exhibit 101)				Filed
*    Represents management contract or compensatory plan or agreement.
ITEM 16.    FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this day, March 1, 2021.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

By:	/s/ ANTHONY DECHELLIS
Anthony DeChellis
Chief Executive Officer, President and Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated.

/s/ ANTHONY DECHELLIS	Chief Executive Officer, President and Director (Principal Executive Officer)	March 1, 2021
Anthony DeChellis

/s/ STEVEN M. GAVEN	Executive Vice President and Chief Financial Officer	March 1, 2021
Steven M. Gaven

/s/ JOSEPH D. REGAN	Senior Vice President and Controller (Principal Accounting Officer)	March 1, 2021
Joseph D. Regan

/s/ STEPHEN M. WATERS	Chairman	March 1, 2021
Stephen M. Waters

/s/ MARK F. FURLONG	Director	March 1, 2021
Mark F. Furlong

/s/ JOSEPH C. GUYAUX	Director	March 1, 2021
Joseph C. Guyaux

/s/ DEBORAH F. KUENSTNER	Director	March 1, 2021
Deborah F. Kuenstner

/s/ GLORIA C. LARSON	Director	March 1, 2021
Gloria C. Larson

/s/ KIMBERLY S. STEVENSON	Director	March 1, 2021
Kimberly S. Stevenson

/s/ LUIS ANTONIO UBIÑAS	Director	March 1, 2021
Luis Antonio Ubiñas

/s/ LIZABETH H. ZLATKUS	Director	March 1, 2021
Lizabeth H. Zlatkus