Form 10-K/A
period 2020-12-31
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2021-03-16
CIK 821127

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

Large accelerated filer	Accelerated filer	☒
Non-accelerated filer	Smaller reporting company	☐
	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.		☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.		☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last reported sales price on the NASDAQ Global Select Market on June 30, 2020 was 558,263,881.
The number of shares of the registrant’s common stock outstanding on February 19, 2021 was 82,431,071.

Explanatory Note

    Boston Private Financial Holdings, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Original 10-K”) to provide additional information required by Part III. This Amendment does not change the previously reported financial statements or any other disclosure contained in Part I or Part II in the Original 10-K. Part IV is being amended solely to add new certifications in accordance with Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. References to the “Bank” in this Amendment mean Boston Private Bank & Trust Company, the Company’s wholly-owned subsidiary.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information Regarding the Company’s Board of Directors
The following table sets forth certain information regarding the Company’s Board of Directors (the “Board”), based on information furnished by them to the Company.

	Age	Director Since	Independent
BOARD OF DIRECTORS
Anthony DeChellis	58	2018	NO
Mark F. Furlong	63	2016	YES
Joseph C. Guyaux	70	2016	YES
Deborah F. Kuenstner	62	2007	YES
Gloria C. Larson	70	2015	YES
Kimberly S. Stevenson	58	2015	YES
Luis Antonio Ubiñas	58	2017	YES
Stephen M. Waters, Chair	74	2004	YES
Lizabeth H. Zlatkus	62	2015	YES

ANTHONY DECHELLIS
Mr. DeChellis is the Chief Executive Officer and President of the Company and the Bank. He has over 30 years of experience in the financial services industry, holding executive level positions at OurCrowd Venture Capital, Credit Suisse, UBS and Merrill Lynch. At Credit Suisse, he oversaw a private banking and wealth management business in North and South America. At Merrill Lynch, he launched a private wealth management business in the United States. Mr. DeChellis has a deep knowledge of all aspects of the industry, including the provision of services to high net worth clients.

Director since 2018	CAREER EXPERIENCE
Boston Private Financial Holdings, Inc.
Not Independent	Chief Executive Officer and President (2018-present)
OurCrowd Venture Capital
Committees:	President (2015 - 2016)
None	Credit Suisse Private Banking - Americas
Chief Executive Officer (2006 - 2013)
UBS
Head of Private Wealth Management (2003 - 2006)
Merrill Lynch
Head of International Private Banking for Merrill Lynch Europe (1987-2003)

MARK F. FURLONG
Mr. Furlong retired as President and Chief Executive Officer of BMO Harris Bank in June 2015, a role he assumed upon the close of the acquisition of Marshall & Ilsley by BMO Financial Group in 2011. Prior to its acquisition, he served in a variety of senior executive roles, including as Chairman, Chief Executive Officer, President and Chief Financial Officer of Marshall & Ilsley. His prior experience also includes service as an audit partner with Deloitte & Touche. With his significant background in the banking industry, Mr. Furlong brings unique insight to the Board concerning capital allocation strategies and banking issues, in addition to his overall management and financial expertise.

Director since 2016	CAREER EXPERIENCE	PUBLIC COMPANY BOARD EXPERIENCE
	BMO Harris Bank, N.A.	Kforce, Inc. (current)
Independent	President & CEO (2011-2015)	Heska Corporation (current)
Marshall & Ilsley
Committees:	Chair (2010-2011)
Audit and Finance (Chair)	Chief Executive Officer (2007-2010)
Governance and Executive	President (2004-2007)
Chief Financial Officer (2001-2004)

JOSEPH C. GUYAUX
Mr. Guyaux retired in 2016 from PNC Financial Services Group, where he worked for 44 years and served as President, responsible for leading its bank’s consumer and business banking, wealth management and brokerage divisions. Mr. Guyaux held several other senior leadership positions at PNC Financial Services Group, including Chief Risk Officer and President and CEO of PNC Mortgage. Mr. Guyaux brings to the Board extensive experience in the financial services industry and risk management expertise.

Director since 2016	CAREER EXPERIENCE
PNC Financial Services Group, Inc.
Independent	President & CEO of PNC Mortgage (2015-2016)
Chief Risk Officer (2012-2015)
Committees:	President (2002-2012)
Risk Management (Chair)
Compensation

DEBORAH F. KUENSTNER
Ms. Kuenstner is the Chief Investment Officer of Wellesley College. Before joining Wellesley College, Ms. Kuenstner was Chief Investment Officer and Vice President of Investment Management at Brandeis University, a Managing Director of Research for Fidelity Management & Research Company, and the Chief Investment Officer, Global Value, at Putnam Investments, as well as an Economist at the Federal Reserve Bank of New York. Ms. Kuenstner brings to the Board valuable experience and knowledge about the financial services industry generally and, in particular, the investment management arena.

Director since 2007	CAREER EXPERIENCE
Wellesley College
Independent	Chief Investment Officer (2009-present)
Brandeis University
Chief Investment Officer, Vice President of Investment Management (2007-2009)
Committees:	Fidelity Management & Research Company
Risk Management	Managing Director (2005-2006)
Compensation (Chair)	Putnam Investments
Chief Investment Officer, Global Value (2000-2004)

GLORIA C. LARSON
Ms. Larson was the President of Bentley University from 2007 to 2018. Prior to her tenure at Bentley, she held numerous leadership positions in the legal, public policy and business fields, including serving as the Co-Chair of the Government Strategies Group at the law firm of Foley Hoag LLP and as the Secretary of Economic Affairs and the Secretary of Consumer Affairs and Business Regulation for the Commonwealth of Massachusetts. She is a board or advisory council member of several prominent professional, charitable and civic organizations. Ms. Larson’s deep ties in the Massachusetts community, as well as her expertise in the regulatory oversight of banking and the financial services industry, bring great value to the Board’s oversight of the Company.

Director since 2015	CAREER EXPERIENCE	PUBLIC COMPANY BOARD EXPERIENCE
	Harvard University Graduate School of Education	Unum Group (current)
Independent	President in Residence (2018-2019)
Bentley University
President (2007-2018)
Foley Hoag LLP
Committees:	Partner and Co-Chair of Governmental
Risk Management	Practices Group (1996-2007)
Governance and Executive (Chair)

KIMBERLY S. STEVENSON
Ms. Stevenson is the Senior Vice President and General Manager of Foundational Data Services at NetApp. Prior to joining NetApp in January 2020, Ms. Stevenson was a venture partner at RIDGE-LANE Limited Partners, a strategic advisory and venture development firm that advises companies seeking to accelerate growth through the use of technology. Formerly, she held senior positions at Lenovo, Intel and HP Enterprise Services. With the financial services industry increasingly reliant on technology, Ms. Stevenson’s deep operational and technology experience serves to enhance the Board’s overall composition.

Director since 2015	CAREER EXPERIENCE	PUBLIC COMPANY BOARD EXPERIENCE
	NetApp	Mitek Systems, Inc. (current)
Independent	Senior Vice President and General Manager (2020-present)	Skyworks Solutions, Inc. (current)
	RIDGE-LANE Limited Partners	Cloudera, Inc. (past five years)
Venture Partner (2018 to 2019)
Lenovo
Committees:	Senior Vice President (2017-2018)
Risk Management (Vice Chair)	Intel Corporation
Governance and Executive	Executive Officer, Corporate Vice President (2009-2017)

LUIS A. UBIÑAS
Mr. Ubiñas is an investor, advisor and non-profit leader who served as President of the Ford Foundation from 2008 to 2013 where he oversaw more than $12 billion in assets and over $500 million in annual giving. Prior to joining the Ford Foundation, he spent 18 years with McKinsey & Company, where he held various positions, including Senior Partner of the firm’s West Coast media practice working with technology, telecommunications and media companies. Along with his expertise in governance-related matters, Mr. Ubiñas has extensive private company investment and board experience as well as deep knowledge in the marketing and media arenas.

Director since 2017	CAREER EXPERIENCE	PUBLIC COMPANY BOARD EXPERIENCE
	PanAmerican Development Foundation	Electronic Arts Inc. (current)
Independent	President of Board of Trustees (2015-present)	Tanger Factory Outlet Centers, Inc. (current)
Ford Foundation
President (2008-2013)

Committees:
Audit and Finance
Governance and Executive (Vice Chair)

STEPHEN M. WATERS
Mr. Waters is the Chair of the Company and the Bank, and the managing partner of Compass Partners Capital LLC and its investment subsidiaries. Previously, he held numerous executive positions at Morgan Stanley, including as Co-Chief Executive Officer of Morgan Stanley, Europe, member of Morgan Stanley’s worldwide 12-person Operating Committee and Co-Director of the firm’s Mergers and Acquisitions Department. He also previously served as a director of Duty Free International. Mr. Waters brings over 40 years of specific and relevant financial services experience to the Board, along with a deep understanding and practical knowledge of the investment management business.

Director since 2004	CAREER EXPERIENCE	PUBLIC COMPANY BOARD EXPERIENCE
	Compass Partners Capital LLC	Valero Energy Corporation (current)
Independent, Chair	Founder, Managing Partner (1996-present)
Morgan Stanley
Co-Chief Executive Officer, Europe (1992-1996)
Co-Head, M&A (1988-1992)
Committees:	Shearson Lehman Brothers
Governance and Executive	Co-Director, M&A (1985-1988)
Compensation

LIZABETH H. ZLATKUS
Ms. Zlatkus held many senior leadership positions at The Hartford Financial Services Group, including Chief Financial Officer, Chief Risk Officer and Co-President of Hartford Life Insurance Companies. Since her retirement from The Hartford in 2011, she has served as a director on several public company, private company and non-profit boards. Ms. Zlatkus’ extensive experience in the financial services arena, where she has deep expertise in risk and finance, regulation, governance, and operations, makes her an excellent member of the Board.

Director since 2015	CAREER EXPERIENCE	PUBLIC COMPANY BOARD EXPERIENCE
	The Hartford Financial Services Group	Axis Capital Holdings Limited (current)
Independent	Chief Risk Officer (2010-2011)	Meta Financial Group, Inc. (current)
	Chief Financial Officer (2008-2010)	Computer Sciences Corporation (past five years)
Co-President of Hartford Life (2007-2008)

Committees:
Audit and Finance (Vice Chair)
Compensation (Vice Chair)

Information Regarding the Company’s Executive Officers
The following table lists the name, age and current position of each executive officer of the Company.

Name	Age	Current Position
Maura S. Almy	65	Executive Vice President and Chief Operating and Platform Officer
James C. Brown	55	Executive Vice President and President of Commercial Banking
Anthony DeChellis	58	Chief Executive Officer and President
Steven M. Gaven	41	Executive Vice President and Chief Financial Officer
Colleen A. Graham	55	Executive Vice President and General Counsel
John T. Longley	58	Executive Vice President and Head of West Coast
W. Timothy MacDonald	62	Executive Vice President and Chief Risk Officer
Joy C. McCune	53	Executive Vice President and Chief Human Resources Officer
Paul M. Simons	55	Executive Vice President and President of Private Banking, Wealth & Trust
William I. Woodson	55	Executive Vice President and Head of Wealth Advisory and Family Office Services

MAURA S. ALMY
Ms. Almy joined the Company in February 2019 as Executive Vice President and Chief Operating and Platform Officer. Prior to joining the Company, from January 2014 to July 2018, Ms. Almy was a Senior Vice President and Chief Operating Officer of Santander Securities LLC USA, where she led the operations, information technology, project management, vendor management and business continuity planning functions. In addition, as a member of Santander’s executive team, she was directly responsible for the income statement for its Private Banking Wealth business. Ms. Almy has over 35 years of experience in roles spanning retail trading, client relationship management, sales, operations and technology, with positions held at Credit Suisse, Fidelity Investments, Barber & Bronson, Bear Stearns & Co. Inc., and Dean Witter/Morgan Stanley, among others.
JAMES C. BROWN
Mr. Brown joined the Bank in December of 1999 and has held numerous positions throughout his tenure. In March 2019, he was named Executive Vice President and President of Commercial Banking of the Company. Prior to his current role, he served as Executive Vice President and President - Commercial Banking of the Bank from 2010 to 2019, and Executive Vice President and Chief Lending Officer of the Bank from 2003 to 2010, after several other roles at the Bank. Mr. Brown has over 32 years of banking experience, beginning his career at Shawmut Bank and State Street Corporation. Mr. Brown serves on the board of directors of the Bank.
STEVEN M. GAVEN

Mr. Gaven joined the Company in November 2011 as Vice President, Corporate Finance and Director of Investor Relations of the Company. In February 2016, he was named Chief Financial Officer of Boston Private Wealth LLC (“BPW”), a wholly-owned subsidiary of the Bank. He became Executive Vice President and Chief Financial Officer of the Company in January 2018 while also continuing in his role as Chief Financial Officer of BPW. Prior to joining the Company, Mr. Gaven was a member of the U.S. Industrials equity research team at Susquehanna International Group after holding several corporate finance roles at Investor Financial Services Corp. Mr. Gaven serves on the board of directors of the Bank.

COLLEEN A. GRAHAM

Ms. Graham joined the Company in April 2019 as Executive Vice President and General Counsel, with responsibility for the Legal and Compliance functions and administrative oversight of Internal Audit. From August 2018 to April 2019, Ms. Graham served as Chief Executive Officer and founder of NextGen Compliance LLC, where she assisted in compliance investigations and designed proactive and preventative compliance solutions. Prior to that time, Ms. Graham worked for 21 years in senior leadership positions at Credit Suisse and its affiliates. From February 2016 to July 2017, she was a co-founder, board member, and the Chief Supervisory Officer of Signac, a Fintech joint venture between Credit Suisse and Palantir Technologies. Among other roles, Ms. Graham served as Managing Director and Credit Suisse’s Head of Compliance Americas, Head of Business Risk Management for the Private Bank Americas and Global Chief Control and Operational Risk Officer for the investment bank. Ms. Graham also co-chaired the Credit Suisse Investment Bank’s Operational Risk Committee. Mr. Graham serves on the board of directors of Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”), an affiliate of the Company.

JOHN T. LONGLEY
John Longley joined the Company in August 2019 as Executive Vice President and Head of West Coast. Previously, he served as the co-founder and Chief Executive Officer of Dobot, Inc., a Fintech company, from May 2014 to May 2018. Prior to launching Dobot, Inc., Mr. Longley served as Managing Director and Head of Private Wealth with BlackRock/iShares for three years. His additional Wall Street experience includes a cumulative 17 years with Smith Barney and subsequently Citigroup (via acquisition), where he held several executive roles.
W. TIMOTHY MACDONALD
Mr. MacDonald is Executive Vice President and Chief Risk Officer, responsible for overseeing the Company’s enterprise risk management program and relationships with key regulators. Mr. MacDonald joined the Company in 2009. First serving as Senior Vice President, Deputy Chief Risk Officer, he was named Executive Vice President and Chief Risk Officer of the Bank in 2011 and was elected Executive Vice President and Chief Risk Officer of the Company in 2013. Prior to joining the Company, he held key positions at GE Capital and worked at KPMG LLP, the Federal Reserve System and Shawmut Bank.
JOY MCCUNE
Ms. McCune joined the Company in August 2018 as Executive Vice President and Chief Human Resources Officer. Previously, Ms. McCune was the Chief Human Resources Officer at Boston Financial Data Services from 2015 to 2017. From 1997 to 2015, she served as a Senior Vice President at State Street Corporation, where she was responsible for providing strategic support to the State Street management committee and their global lines of business and led efforts in support of succession planning, new business line launches, and human resources matters in mergers and acquisitions. Her early experience also includes various human resources roles at other financial services and technology companies. Ms. McCune serves on the board of directors of the Bank.
PAUL M. SIMONS
Mr. Simons joined the Company in December 2018 as Executive Vice President and Chief of Corporate Strategy and Development. In March 2019, he became President of Private Banking, Wealth & Trust, while continuing to serve in his role as Executive Vice President. From May 2017 to November 2018, Mr. Simons was a Managing Director of Seaport Global Holdings, an institutional securities firm, where he developed and launched Seaport Global Asset Management. Prior to joining Seaport, from December 2014 to October 2016, he served as provisional CEO for a start-up financial information and technology company. With over 30 years of experience in the financial services sector, including senior level positions at Credit Suisse and Merrill Lynch, he has demonstrated expertise and leadership in many aspects of financial services, including asset management, wealth management, financial technology, private banking, investment banking, family office and client relationship management. Mr. Simons serves on the boards of directors of the Bank and DGHM.

WILLIAM I. WOODSON
Mr. Woodson joined the Company in May 2019 as Executive Vice President and Head of Wealth Advisory and Family Office Services. He has more than 25 years of experience within the financial services industry and joined the Company from Citigroup where he was a Managing Director and head of the Family Office Group for Citi Private Bank in North America from May 2014 to May 2019. Prior to joining Citi Private Bank, Mr. Woodson held senior private banking and family office positions at Credit Suisse and Merrill Lynch, where, among other responsibilities, he ran a multi-family office business and managed ultra high net worth and family office clients. Mr. Woodson began his career in a Big Four public accounting firm as a tax professional, where he spent almost a decade providing domestic and international tax advice to ultra high net worth individuals, families and closely-held businesses.
For biographical information regarding Anthony DeChellis see “Information Regarding the Company’s Board of Directors.”

Pursuant to the Bylaws of the Company, the President, Treasurer and Secretary of the Company hold office until the first meeting of the Board following the annual meeting of shareholders. Other officers hold office for the same term described above, unless a shorter term is specified in the vote electing or appointing them.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires that the Company’s officers and directors and persons who own beneficially more than 10% of the Company’s outstanding shares of common stock file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Based solely upon a review of the reports and amendments thereto filed with the SEC under Section 16(a), copies of which are required to be furnished to the Company under SEC regulations, during and with respect to fiscal year 2020, no officer, director or person who owns beneficially more than 10% of the Company’s outstanding shares of common stock failed to file such reports on a timely basis.
Code of Conduct and Ethics
The Company has adopted a Code of Conduct and Ethics which applies to the Company’s and its subsidiaries’ employees, officers, and directors. In addition, the Company maintains procedures for the confidential, anonymous submission of any complaints or concerns about the Company, including complaints regarding accounting, internal accounting controls or auditing matters. Shareholders may access the Code of Conduct and Ethics by accessing the Company’s website at www.bostonprivate.com, selecting the “Investor Relations” link at the bottom of the page, and then selecting “Corporate Governance” under “Governance”.
Shareholders’ Communications with the Board of Directors
Shareholders wishing to communicate with the Company’s Board should email the Company’s investor relations department at investor-relations@bostonprivate.com, call 888-666-1363 or mail the Company’s main address at 10 Post Office Square, Boston, Massachusetts 02109, Attention: Investor Relations. The mailing envelope should contain a clear notation indicating that the enclosed letter is a “Shareholder-Board Communication” or “Shareholder-Director Communication.” All such letters should clearly state whether the intended recipients are all members of the Board or specified individual directors. All communications will be reviewed by the Company’s investor relations department, which will determine whether the communication will be relayed to the Board or the director. Except for resumes, sales and marketing communications or notices regarding seminars or conferences, summaries of all shareholder communications will be provided to the Board.
Audit and Finance Committee
The current members of the Audit and Finance Committee are Mr. Furlong (Chair), Mr. Ubiñas and Ms. Zlatkus (Vice Chair). All members of the Audit and Finance Committee are “audit committee financial experts” as defined in SEC regulations and are “independent” as defined under NASDAQ listing standards. Pursuant to the Audit and Finance Committee’s charter, the Audit and Finance Committee assists the Board in its oversight of:
•    the process of reporting the Company’s financial statements;
•    the system of internal controls as it relates to financial reporting;
•    the audit process;
•    the Company’s internal audit function;
•    the Company’s process for monitoring compliance with laws and regulations and the Code of Conduct and Ethics;
•    the review and approval of the Company’s declaration of dividends; and

•    the qualifications, independence and performance of the Company’s independent registered public accounting firm in accordance with SEC regulations.
The Audit and Finance Committee is solely responsible for retaining the Company’s independent registered public accounting firm. The Audit and Finance Committee also conducts analysis and makes recommendations to the Board and management regarding the Company’s financial planning, capital structure, capital raising, proposed acquisitions, mergers and divestitures, overall strategic planning, and financial performance, as relevant. Shareholders may access the Audit and Finance Committee’s charter by accessing the Company’s website at www.bostonprivate.com, selecting the “Investor Relations” link at the bottom of the page, and then selecting “Corporate Governance” under “Governance”.

ITEM 11.     EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION & ANALYSIS
This Compensation Discussion & Analysis (“CD&A”) provides a detailed description of the compensation of the following named executive officers:

Named Executive Officer	Title
Anthony DeChellis	Chief Executive Officer and President
Steven M. Gaven	Executive Vice President and Chief Financial Officer
William I. Woodson	Executive Vice President and Head of Wealth Advisory and Family Office Services
Paul M. Simons	Executive Vice President and President of Private Banking, Wealth & Trust
James C. Brown	Executive Vice President and President of Commercial Banking

COMPENSATION PROGRAM
The Compensation Committee (the “Committee”) has adopted an integrated executive compensation program that is intended to align the named executive officers’ interests with those of the Company’s shareholders and to promote the creation of shareholder value without encouraging excessive or unnecessary risk taking. The executive compensation program is designed to attract and retain top-tier talent in a competitive marketplace and to maximize shareholder value by rewarding the named executive officers for strong Company performance. The Committee has tied a majority of the named executive officers’ compensation to a number of key performance measures that contribute to or reflect shareholder value creation. Total compensation for the named executive officers includes annual short-term incentive compensation (“STI”), which is tied to specific pre-determined financial metrics and strategic initiatives, and annual long-term incentive compensation (“LTI”), consisting of restricted stock units (“RSUs”), performance stock units (“PSUs”) and non-qualified stock options (“NQSOs”).

SUMMARY OF 2020 COMPENSATION ACTIONS

BASE SALARY:	SHORT-TERM INCENTIVE (% of target)	LONG-TERM INCENTIVE PSUs (% of target):
One base salary increase for a named executive officer during 2020	Funding = 90%	44%
		3-year average PSU payout: Payouts for the last three PSU cycles have averaged 78% of target

The Committee introduced two new STI metrics in 2020, Net New Assets under Management ("NNAUM") and Non-Performing Assets to Total Assets ("NPATA"). The Committee also enhanced the discretionary modifier component of the STI by removing Average Deposit Growth, as that portion of the modifier was effectively covered by Pre-Tax, Pre-Provision ("PTPP") Income Growth funding metric. However, because deposit growth remains important to the Company’s overall liquidity position and ability to fund balance sheet growth, the Committee approved the addition of Average Loans to Client Deposits, a fairer measure of on balance sheet liquidity. The Technology and Operational Platform Initiative modifier was also supplemented with additional initiatives.

For the LTI program in 2020, the Committee revised the three-year average absolute Return on Average Common Equity (“ROACE”) breakpoints to account for the significant change in the interest rate environment and create better alignment with appropriate relative performance. In addition, the LTI payout matrix was revised to increase required funding levels by 25% for relative ROACE 75th percentile performance. This adjustment reflects the Committee’s view that, due to the headwinds facing the Company's industry as a whole, higher LTI payouts would be justified if the Company’s relative ROACE performance was strong.

In making determinations with respect to 2020 compensation, the Committee sought to apply its pay-for-performance philosophy, while recognizing the unique and myriad of challenges posed by the COVID-19 pandemic. Accordingly, in making these determinations, the Committee evaluated the leadership of the named executive officers in responding to these challenges while continuing to service the Company’s clients. Although full-year financial results reflected the fallout from the pandemic, the named executive officers provided crucial leadership in navigating the Company through the impacts of the COVID-19 pandemic.

The Committee annually evaluates the STI funding outcome and modifiers and has applied negative discretion to STI funding in prior years. The extraordinary impact of the COVID-19 pandemic required the Committee to consider carefully the appropriate measurement of 2020 performance for the purpose of determining annual incentive payout levels. After such consideration, the Committee determined that, in light of the management team’s effective execution of strategic priorities despite the unprecedented challenges of the COVID-19 pandemic, it was appropriate to apply positive discretion to the pre-determined targets for the STI awards while still providing a below-target payout. The Company remains on solid operational footing, and the leadership team has navigated the uncertainty by implementing strategies to protect and support its people and the community while maintaining liquidity and financial stability.

HISTORICAL PAY FOR PERFORMANCE ALIGNMENT
The following chart illustrates the actual STI and performance share payouts (percent of target awards) relative to the target and maximum payouts that could have been earned based on limits defined in the executive compensation program.

_________________
(1) Although the scorecard-calculated STI funding for executives/senior leaders of the Company was 69%, the Committee exercised negative discretion to reduce the funding amount to 65% of target.
(2) Although the scorecard-calculated STI funding for executives/senior leaders of the Company was 83%, the Committee exercised negative discretion to reduce the funding amount to 70% of target.
(3) Although the scorecard-calculated STI funding for executives/senior leaders of the Company was 61%, the Committee exercised positive discretion to increase the funding amount to 90% of target.

COMPENSATION PHILOSOPHY
    The key objectives of the Company’s executive compensation philosophy are to:
1.Attract, retain and motivate exceptional leaders dedicated to the success of the organization;
2.Maximize individual and Company performance; and
3.Align compensation with performance.
    The Company continues to emphasize performance-based, variable pay in its executive compensation programs. For example, cash incentives under the annual STI plan can range from 50% to 150% of target based on performance that is typically measured over a one-year period and is subject to the ability of the Committee to exercise discretion. Equity incentives under the annual equity-based LTI plan in 2020 consisted of a combination of RSUs and NQSOs, each at 20% of the targeted equity compensation award made in 2020, and PSUs at 60% of the targeted equity compensation award made in 2020. PSUs vest only if and to the extent they are earned based on the achievement of three-year, forward-looking metrics.

    In addition to receiving direct compensation, the named executive officers also participate in various employee benefit programs, as described in “Executive Benefits and Perquisites” below.
TARGET ANNUAL COMPENSATION MIX
    As a percentage of total annual compensation, 72% of the CEO’s compensation and, on average, 68% of the other named executive officers’ target compensation, was variable, either because it was subject to performance goals, fluctuations in the Company’s stock price, or both.

PEER GROUP AND TOTAL COMPENSATION MARKET BENCHMARKING
    When reviewing compensation programs for, and setting the compensation of, the named executive officers, the Committee considers the compensation practices of specific peer companies as well as market data from third-party financial services industry published surveys. For this purpose, the Committee obtains assistance from its independent compensation consultant, Frederic W. Cook & Co. (“FW Cook”). FW Cook also provides other relevant market reference points such as broader financial services industry compensation survey data covering companies of similar size to augment this peer group data, when appropriate. The Committee reviews this peer group on an annual basis and modifies it as circumstances warrant. In setting the compensation of the named executive officers, the Committee evaluates each named executive officer’s compensation against the median market data for the respective position. However, the Committee does not solely tie target compensation to any one peer group or source of data in determining the appropriate level of compensation for each named executive officer.
The peer group approved by the Committee for purposes of setting 2020 compensation consisted of:

Berkshire Hills Bancorp, Inc.	National Bank Holdings Corporation
Brookline Bancorp, Inc.	NBT Bancorp, Inc.
Bryn Mawr Bank Corporation	Pinnacle Financial Partners, Inc.
Camden National Corporation	Sandy Spring Bancorp, Inc.
Cathay General Bancorp	UMB Financial Corporation
Columbia Banking System, Inc.	Washington Trust Bancorp, Inc.
Community Bank System, Inc.	Webster Financial Corporation
First Commonwealth Financial Corp.	WSFS Financial Corporation
Independent Bank Corp.
    For long-term incentive compensation matrices, the Company used the KBW NASDAQ Regional Banking Index (“KRX”) to measure the Company’s relative ROACE performance.
COMPENSATION ELEMENTS
    The Committee focuses on total compensation for the named executive officers. Total compensation includes three major components: base salary, annual STI awards, and annual equity-based LTI awards, all of which are designed to work together to drive a complementary set of behaviors and outcomes.

Base Salary
    The Committee reviews the base salaries of its named executive officers each year, with salary increases, if any, typically taking effect in February. Salary decisions are generally based on an executive’s performance within specific areas of accountability, external market competitiveness and/or internal budget considerations.
    For the five named executive officers, there was only one base salary increase in 2020, as indicated in the chart below.

Named Executive Officer	Start Date	January 1, 2020 Salary ($)	December 31, 2020 Salary ($)	Change ($)
Anthony DeChellis	11/26/2018	700,000	700,000	—
Steven M. Gaven	1/1/2018[1]	300,000	350,000	50,000
Williams I. Woodson	5/28/2019	350,000	350,000	—
Paul M. Simons	3/15/2019[1]	350,000	350,000	—
James C. Brown	1/1/2018[1]	352,000	352,000	—
(1) Represents effective date of current title.

Annual executive short-term incentive plan (STI)
    Performance-based annual cash bonuses are designed to focus the named executive officers on pre-set objectives each year and drive specific behaviors that foster short-term and long-term growth and profitability. STI target amounts are reviewed annually and adjusted as appropriate to consider market competitiveness, the desired mix of annual and long-term incentives and based on each executive’s role, organization level, impact on annual performance and competitive considerations. The STI target for Mr. DeChellis was $700,000; the STI target for Mr. Gaven was $350,000; the STI targets for Messrs. Woodson and Longley were each $375,000; and the STI target for Mr. Brown was $374,000. The metrics used in determining STI funding for 2020 were ROACE, PTPP Income Growth, NNAUM, and NPATA. Each metric was weighted at 25%.
The Committee may adjust the STI funding up or down by 20 percentage points based on its holistic evaluation of Company and shareholder performance. The Committee has full discretion to go beyond the 20 percentage point modifier guideline as it feels appropriate in any given year, based on the facts and circumstances, subject, in all cases to the cap of 150% of target and a floor of 50% of target. The following table summarizes the 2020 calculated STI funding targets and results.

($ in millions)	2020 Targeted Performance Levels	2020 Actual Performance Levels and Weighted Funding
	Target	Result (1)	Weighted Funding
ROACE	9.5%	5.34%	50%
PTPP Income Growth (2)	$100	$86.70	67%
NNAUM	8.0%	(4.13)%	50%
NPATA	75.0%	63.0%	77%
Final funding level			60.9%
(1) Presented on an operating basis.
(2) $ in millions.
For 2020, the Committee focused on the following performance metrics, established at the beginning of the year, to inform whether it would apply discretion to the STI funding outcome:
•Total Shareholder Return (“TSR”) as measured against the KRX,
•Average Loans to Client Deposits, and
•Technology and Platform Implementation Initiatives.

The following table summarizes the 2020 results of the performance metrics utilized by the Committee to inform whether it would apply discretion to the calculated STI funding outcome:

Metric	Target	Performance Level
TSR (versus KRX)	Above 50th Percentile	Below Target
Average Loans to Client Deposits	Less than 105%	Above Target
Technology and Platform Implementation Initiatives	Board Discretion	Ahead of Plan
    The extraordinary impact of the COVID-19 pandemic required the Committee to consider carefully the appropriate measurement of 2020 performance for the purpose of determining annual incentive payout levels. Given the unique impact of the COVID-19 pandemic on 2020 results, the Committee determined it was appropriate to apply positive discretion to the pre-determined targets in light of strong execution against strategic priorities, continued positive progress against the discretionary modifiers, a continually engaged workforce, industry recognition and the unforeseen and unprecedented impact of COVID-19. As such, the Committee increased the 2020 funded STI payout by 29 percentage points to 90% of target, to ensure sustained engagement and retention. This upward discretion from below target funding resulted in a below target payout to the named executive officers.
The following table outlines the STI targets for 2020 and the actual STI bonus received by each named executive officer for 2020:

TARGET AND ACTUAL STI DETAILS

Executive	Annual Base Salary ($)	Target Bonus ($)	Actual Bonus ($)
A. DeChellis	700,000	700,000	630,000
S. Gaven	350,000	350,000	315,000
W. Woodson	350,000	375,000	337,500
P. Simons	350,000	375,000	337,500
J. Brown	352,000	374,000	336,600

Equity-based long-term incentives (LTI)
    2020 LTI Program
Long-term equity-based compensation is designed to align the interests of the named executive officers with the interests of the Company’s shareholders in long-term growth, reward executives for shareholder value creation, recognize executives for their contribution to the Company, and promote retention. In 2020, PSUs comprised 60% of the annual LTI grant, RSUs comprised 20% of the annual LTI grant, and NQSOs comprised the remaining 20% of the annual LTI grant. PSUs are earned and vest at the end of the three-year performance period only if and to the extent that ROACE targets, both absolute and relative, are achieved within the performance period, as determined by the Committee. PSUs are subject to forfeiture in the event that the performance goals are not achieved. RSUs vest ratably in three equal annual installments from the date of grant, subject to the executive’s continued employment through each vesting date. NQSOs vest ratably in four equal annual installments from the date of grant, subject to the executive’s continued employment through each vesting date.

In 2020, the Company granted LTI awards under the Company’s 2020 Omnibus Incentive Plan (the “2020 Plan”) to all five of the named executive officers. Mr. DeChellis received an LTI award with an aggregate value of $1,100,000, consistent with his employment agreement. The remaining four named executive officers received LTI awards with the following aggregate values: Mr. Gaven, $325,000; Mr. Woodson, $400,000; Mr. Simons, $400,000; and Mr. Brown, $325,000. The approved values converted to a fixed number of RSUs and PSUs using the closing price on the grant date of $6.16 per share and the target level of PSUs. A binomial lattice option value of $1.43 per share was utilized to convert the approved values to a fixed number of shares underlying the NQSOs.

	2020 Awards
		Non-Qualified Stock Options	Time-Based Restricted Stock Units (RSUs)	Performance-Based Restricted Stock Units (PSUs)
Name	Grant Date	Number of Shares Underlying Options Granted (#)	Number of Stock Units (#)	Target Number of Units Granted (#)
A. DeChellis	5/15/2020	153,846	35,714	107,143
S. Gaven	5/15/2020	45,455	10,552	31,656
W. Woodson	5/15/2020	55,944	12,987	38,961
P. Simons	5/15/2020	55,944	12,987	38,961
J. Brown	5/15/2020	45,455	10,552	31,656

The 2020 PSUs will be earned or forfeited based on the Company’s ROACE performance from January 1, 2020 to December 31, 2022. The PSU funding matrix measures both the Company’s absolute ROACE and ROACE relative to the KRX. The matrix is intended to align internal goals with broader industry performance:

			Payout Matrix
Relative ROACE	Max	75th percentile	100%	125%	175%	200%
	Target	50th percentile	50%	75%	100%	150%
	Thresh.	25th percentile	25%	50%	75%	100%

			Absolute ROACE (3-Year Avg.)
			7.5%	9.0%	10.0%	12.5%
			Threshold		Target	Maximum

Vesting of PSUs for the 2018-2020 Performance Period

Messrs. Gaven and Brown were the only active named executive officers having a PSU award for the 2018-2020 performance period. The PSUs vested at 44% of target based on ROACE performance for the 2018 to 2020 performance period. The Company’s three-year average ROACE for the 2018 to 2020 performance period was 8.79% versus a target goal of 12.0% and a threshold goal of 8.0% for the performance period. The Company’s three-year average ROACE ranked in the 36th percentile of the peer data set. The following table outlines the awards earned:

Executive	Grant Date	Target Number of Shares	Performance Metric Achieved	Total Shares Vested Based upon Performance
S. Gaven	5/15/2018	7,319	44%	3,220
J. Brown	5/15/2018	7,169	44%	3,154

EQUITY GRANT POLICY
    The Company maintains an equity grant policy to ensure that its equity grant practices are administered in strict compliance with the Company’s equity plans, policies and all applicable laws, and specifically to prevent backdating of any equity grant, or changing of the timing of equity grants in relation to public release of material information with the intent of benefiting a grantee under an equity award. The Company’s policy is that equity grants occur on a pre-established day during each calendar quarter after the Company’s financial results for the prior quarter have been publicly disclosed. Accordingly, the grant date for all equity grants is generally the 15th day of the month (or the last business day before the 15th day of the month) following the quarterly Board meeting, unless another date is approved by the Committee. The grant date will not precede the date the grant was authorized by the Committee, and the grant date for any new hire will not precede the employee’s date of hire. In addition, the equity grant policy provides that all executive awards and award terms are approved by the Committee in advance of the grant date. The Company’s executives do not have an ability to select a grant date, and the option exercise price is the closing price of the underlying stock on the date of grant.

EXECUTIVE OFFICER STOCK OWNERSHIP POLICY
    The Committee reviews executive officer stock holdings against the Board and Executive Officer Ownership Policy at least annually. The following table shows the named executive officers’ required stock ownership levels under the Board and Executive Officer Stock Ownership Policy as of December 31, 2020:

Name	Level (multiple of salary)
Mr. DeChellis	6 x Base Salary
Mr. Gaven	3 x Base Salary
Mr. Woodson	3 x Base Salary
Mr. Simons	3 x Base Salary
Mr. Brown	3 x Base Salary

    Executives must hold all of their shares (excluding shares withheld or sold to cover exercise or vesting costs, such as exercise prices and income taxes) following the exercise of stock options or the vesting of equity awards until the ownership levels reflected above are met. However, consideration will be given if an executive has a significant change in role and/or compensation that impacts their ownership level. The Committee reviews all hardships on an individual basis, if needed. Each of the named executive officers meets his respective minimum ownership level or is in compliance with the retention requirement under the Board and Executive Officer Ownership Policy.
COMPENSATION DECISIONS
    The Committee, pursuant to its charter, is responsible for the oversight of the Company’s overall compensation structure, policies and programs and providing management and the Board with guidance on matters of executive and director compensation and related benefits. The Committee meets in executive sessions when discussing both CEO and executive officer performance and specific actions related to CEO and executive officer compensation. The Committee determines all compensation actions with respect to the Company’s CEO, and recommends these actions to the Board. The Board then reviews and approves such CEO compensation actions. The Committee determines and approves all compensation actions for the Company’s other executive officers after reviewing the recommendations of the CEO. The Committee works closely with both its independent compensation consultant and management to examine the effectiveness of the Company’s executive compensation program throughout the year.
    The Committee retains full authority to engage independent third-party advisers, and currently retains FW Cook to conduct independent studies and provide objective advice on executive and director compensation. FW Cook’s primary role with the Company is as adviser to the Committee on executive compensation matters, although it is possible that FW Cook could provide certain advice to the Company generally. In 2020, FW Cook’s services wholly related to Committee matters. The Committee assessed the independence of FW Cook consistent with NASDAQ listing standards and no conflicts of interest were noted.
    The Company also retains Goodwin Procter LLP for legal services on executive compensation matters, including drafting of legal plan documents. The Company may use other firms from time to time in the normal course of business.
EXECUTIVE BENEFITS AND PERQUISITES
    Named executive officers are entitled to a flexible benefit amount to be used for financial products and services, including life insurance premiums, financial planning, long-term care insurance, child care, fitness fees and other health and wellness benefits that enable the executives to manage better and balance their personal lives given the amount of time spent at work. The flexible amount is a fixed maximum annual benefit of $20,000. Named executive officers are also eligible for an annual physical examination. The full value of all perquisites is reported as income to the individuals and, accordingly, is taxable. The flexible benefit may not be used for any type of personal luxury or entertainment expenditures.
    Named executive officers are also eligible for Company-sponsored benefit programs available broadly to Company employees on the same terms as other employees, including health care, dental and vision benefits, short-term and long-term disability, life insurance, a 401(k) profit sharing plan and the Company’s Employee Stock Purchase Plan.
EMPLOYMENT AGREEMENTS
    Mr. DeChellis is the only named executive officer who has an employment agreement with the Company. Pursuant to the terms of his employment agreement, Mr. DeChellis had an initial base salary of $700,000 per year, which is re-determined annually by the Board or the Committee.
14

    Mr. DeChellis is eligible to receive annual bonuses based on the attainment of Company and/or individual performance metrics established by the Committee. He may elect to receive his annual bonus in the form of Company stock. Mr. DeChellis also is eligible to receive annual equity incentive grants under the Company’s stock incentive plans, determined at the discretion of the Board or the Committee. Additionally, the Company will provide Mr. DeChellis with prompt reimbursement of all reasonable expenses incurred while performing the services specified in his employment agreement.
    In addition, pursuant to the terms of his employment agreement, Mr. DeChellis is eligible to receive certain severance payments and benefits upon qualifying terminations of employment, which are described below under the heading “Potential Payments Upon Termination or Change in Control.”
EXECUTIVE DEFERRED COMPENSATION PLAN
    The Company offers a deferred compensation plan that enables certain executives, including each of the named executive officers, to defer a portion of their income. Amounts deferred are excluded from an executive’s taxable income and are not deductible by the Company until paid. Executives select from a number of mutual funds and the deferred amounts are increased or decreased to correspond to changes in the market value of these underlying mutual fund investments. Any increase in value is recognized as compensation expense. The Company maintains a rabbi trust with respect to these obligations. During 2020, Mr. Brown was the only named executive officer who participated in the deferred compensation plan.
SHAREHOLDER SAY ON PAY
    The Company’s shareholders approved the “say on pay” resolution included in the Company’s 2020 Proxy Statement with 95% of the votes cast in favor of the resolution. The Company believes this vote strongly affirms shareholder support of its approach to executive compensation. We engage with many of the Company’s shareholders throughout the year. The Board believes that the views of shareholders have been, and should continue to be, an important factor to be taken into consideration in making decisions with respect to executive compensation.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board has reviewed and discussed the Compensation Discussion & Analysis required by Item 402(b) of Regulation S-K promulgated under the Securities Act of 1933, as amended, with management and, based on this review and these discussions, the Compensation Committee recommended to the Board that the Compensation Discussion & Analysis be included in the Company’s Annual Report on Form 10-K.

Submitted by the Compensation Committee of the Board:

Deborah F. Kuenstner, Chair
Lizabeth H. Zlatkus, Vice Chair
Joseph C. Guyaux
Stephen M. Waters

EXECUTIVE COMPENSATION TABLES

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)(5)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)(6)	All Other Compensation ($)(7)		Total ($)
Anthony DeChellis CEO and President	2020	726,923		203,000	879,999	(2) (3)	220,000	(4)	427,000	28,550		2,485,472
	2019	700,000		—	880,007		220,001		390,000	28,400		2,218,408
	2018	51,154		—	750,000		1,750,000		—	25,799		2,576,953
Steven M. Gaven Executive Vice President and Chief Financial Officer	2020	355,769	(1)	101,500	260,001	(2) (3)	65,001	(4)	213,500	20,577		1,016,348
	2019	300,000		—	239,993	(4) (5)	60,001		175,000	28,400		803,394
	2018	297,346	(3)	—	202,503	(5)(6)	—		186,000	12,836	(6)	698,685
William I. Woodson Executive Vice President and Head of Wealth Advisory & Family Office Services	2020	363,462		108,750	320,000	(2) (3)	80,000	(4)	228,750	28,550		1,129,512
	2019	199,231		—	999,999		273,000		400,000	19,846		1,892,076
Paul M. Simons Executive Vice President and President of Private Banking, Wealth & Trust	2020	363,462		108,750	320,000	(2) (3)	80,000	(4)	228,750	28,550		1,129,512
	2019	350,000		—	550,001		50,001		300,000	28,400		1,278,402
James C. Brown Executive Vice President and President of Commercial Banking	2020	365,538		108,460	260,001	(2) (3)	65,001	(4)	228,140	28,550		1,055,690

(1)	Mr. Gaven received a $50,000 base salary increase effective February 14, 2020. His annualized base salary for 2020 was $350,000.

(2)
Amounts reflect the grant date fair value of the equity awards granted pursuant to the 2020 Plan in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”), disregarding any estimates of service-based forfeitures. Information about the assumptions used to value these awards can be found in Part II. Item 8 “Financial Statements and Supplementary Date - Note 18: “Employee Benefits” of the Company’s 2020 Annual Report on Form 10-K.

(3)	The amount reported includes the grant date fair value of PSUs based upon the performance conditions at target. The value of the 2020 PSUs at the grant date assuming the highest level of the performance condition will be achieved is set forth in the table below:

Name	Target Number of PSUs Granted (#)	Maximum Number of PSUs Potentially Earned (#)	Grant Date Fair Value Assuming Target Performance ($)	Grant Date Fair Value Assuming Maximum Performance ($)
Anthony DeChellis	107,143	214,286	660,001	1,320,002
Steven M. Gaven	31,656	63,312	195,001	390,002
William I. Woodson	38,961	77,922	240,000	480,000
Paul M. Simons	38,961	77,922	240,000	480,000
James C. Brown	31,656	63,312	195,001	390,002

(4)
This amount reflects the grant date fair value of stock options granted under the 2020 Plan calculated in accordance with ASC 718, disregarding any estimates of service-based forfeitures. Information about the assumptions used to value these awards can be found in Part II. Item 8 “Financial Statements and Supplementary Date - Note 18: “Employee Benefits” of the Company’s 2020 Annual Report on Form 10-K.

(5)	The amounts in this column reflect the 29% positive discretion approved by the Compensation Committee for annual 2020 STI awards.
(6)	The amounts in this column reflect the annual STI awards to the named individuals under the 2018, 2019, and 2020 STI.
(7)	All Other Compensation for 2020 includes executive flexible benefits and 401(k) employer matching. The amounts for 2020 are as follows:
Compensation item	Anthony DeChellis ($)	Steven M. Gaven ($)	William I. Woodson ($)	Paul M. Simons ($)	James C. Brown ($)
Matching contribution to 401(k) plan	8,550	577	8,550	8,550	8,550
Executive medical services	11,550	—	—	—	—
Life insurance premiums	—	1,115	—	—	—
Tax and financial planning	—	—	—	—	3,800
Child care and elder care	8,450	18,715	—	20,000	—
Fitness fees	—	170	—	—	2,030
Long term disability	—	—	—	—	6,328
Charitable contributions	—	—	20,000	—	7,842
Total All Other Compensation	28,550	20,577	28,550	28,550	28,550

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)		Estimated Future Payouts Under Equity Incentive Plan Awards(2)		All Other Stock Awards: Number of Shares of Stock or Units #	All Other Option Awards Number of Securities Underlying Options #	Exercise or Base Price of Option Awards ($/unit)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Name	Grant Date	Target $	Maximum $	Target #	Maximum #
Anthony DeChellis	5/15/2020	—	—	107,143	214,286	—	—	—	660,001
	5/15/2020	—	—	—	—	35,714	—	—	219,998
	5/15/2020	—	—	—	—	—	153,846	6.16	220,000
		700,000	1,050,000	—	—	—	—	—	—
Steven M. Gaven	5/15/2020	—	—	31,656	63,312	—	—	—	195,001
	5/15/2020	—	—	—	—	10,552	—	—	65,000
	5/15/2020	—	—	—	—	—	45,455	6.16	65,001
		350,000	525,000	—	—	—	—	—	—
William I. Woodson	5/15/2020	—	—	38,961	77,922	—	—	—	240,000
	5/15/2020	—	—	—	—	12,987	—	—	80,000
	5/15/2020	—	—	—	—	—	55,944	6.16	80,000
		375,000	562,500	—	—	—	—	—	—
Paul M. Simons	5/15/2020	—	—	38,961	77,922	—	—	—	240,000
	5/15/2020	—	—	—	—	12,987	—	—	80,000
	5/15/2020	—	—	—	—	—	55,944	6.16	80,000
		375,000	562,500	—	—	—	—	—	—
James C. Brown	5/15/2020	—	—	31,656	63,312	—	—	—	195,001
	5/15/2020	—	—	—	—	10,552	—	—	65,000
	5/15/2020	—	—	—	—	—	45,455	6.16	65,001
		374,000	561,000	—	—	—	—	—	—
(1)    The amount shown in the Maximum column is 150% of the target amount shown in the Target column, and is the maximum that may be awarded under the STI. The minimum threshold for amounts that may be awarded under the STI is 50% of the target amount shown in the Target column.
(2)    The number of units shown in the Maximum column is 200% of the target amount shown in the Target column, which is the maximum number of units that may be earned under PSU awards. For a description of these awards see “Equity-Based Long-Term Incentives.” No payout is possible if actual performance fails to exceed pre-established threshold performance goals over the three-year performance.
(3)    This column shows the grant date fair value of equity awards in accordance with ASC 718. Information about the assumptions used to value these awards can be found in Part II. Item 8. “Financial Statements and Supplementary Data - Note 18: “Employee Benefits” of the Company’s 2020 Annual Report on Form 10-K.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
    The following table provides information with respect to holdings of unexercisable and exercisable stock options, unvested time-based restricted stock and RSU awards and PSU awards held by the named executive officers as of December 31, 2020.

	Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)(2)		Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)(1)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Anthony DeChellis	—		153,846	(2)	—		6.16	5/15/2030	35,714	301,783	(5)	107,143	(11)	905,358
	17,857	(3)	53,572	(3)	—		11.08	5/15/2029	13,238	111,861	(6)	59,567	(12)	503,341
	62,814	(4)	62,814	(4)	391,850	(14)	12.70	11/26/2028	29,528	249,512	(7)	—		—
Steven M. Gaven	—		45,455	(2)	—		6.16	5/15/2030	10,552	89,164	(5)	31,656	(11)	267,493
	4,870	(3)	14,611	(3)	—		11.08	5/15/2029	3,610	30,505	(6)	16,245	(12)	137,270
	5	(3)	—		—		9.05	5/15/2022	4,880	41,236	(8)	3,220	(13)	27,212
William I. Woodson	—		55,944	(2)	—		6.16	5/15/2030	12,987	109,740	(5)	38,961	(11)	329,220
	25,000	(3)	75,000	(3)	—		10.36	8/15/2029	64,350	543,758	(9)	—		—
Paul M. Simons	—		55,944	(2)	—		6.16	5/15/2030	12,987	109,740	(5)	38,961	(11)	329,220
	4,058	(3)	12,176	(3)			11.08	5/15/2029	3,009	25,426	(6)	13,538	(12)	114,396
	—		—		—		—	—	29,215	246,867	(10)	—		—
James C. Brown	—		45,455	(2)	—		6.16	5/15/2030	10,552	89,164	(5)	31,656	(11)	267,493
	5,681	(3)	17,046	(3)	—		11.08	5/15/2029	4,212	35,591	(6)	18,953	(12)	160,153
	—		—		—		—		7,169	60,578	(8)	3,154	(13)	26,654

(1)	The market value is based on the closing price of the Company’s common stock on December 31, 2020 of $8.45.

(2)	Securities issued under the Company’s 2020 Plan.

(3)	Securities issued under the Company’s 2009 Stock Option and Incentive Plan (the “2009 Plan”).

(4)	Awards made to Mr. DeChellis in 2018 were granted under the Company’s 2010 Inducement Stock Plan (the “Inducement Plan”).

(5)	This award vests in three equal installments beginning on May 15, 2021.

(6)	This award vests in three equal installments. The first installment vested on May 15, 2020 and the second and third installments will vest on May 15, 2021 and May 15, 2022, respectively.

(7)	This award vests in four equal installments. The first and second installments vested on November 26, 2019 and November 25, 2020, respectively. The third and fourth installments will vest on November 26, 2021 and November 26, 2022, respectively.

(8)	This award vests on May 14, 2021.

(9)	This award vests in three equal installments. The first installment vested on August 15, 2020 and the second and third installments will vest on August 15, 2021 and August 15, 2022, respectively.

(10)	This award vests on February 15, 2022.

(11)	2020 stock awards include PSUs which could, based on performance for the 2020-2022 performance period, result in the earn-out of additional units for above target outperformance as set forth below.
Named Executive Officer	Target PSUs Granted	Maximum PSUs Potentially Earned
Anthony DeChellis	107,143	214,286
Steven M. Gaven	31,656	63,312
William I. Woodson.	38,961	77,922
Paul M. Simons	38,961	77,922
James C. Brown	31,656	63,312

(12)	2019 stock awards include PSUs which could, based on performance for the 2019-2021 performance period, result in the earn out of additional shares for above target outperformance as set forth below.
Named Executive Officer	Target PSUs Granted	Maximum PSUs Potentially Earned
Anthony DeChellis	59,567	119,134
Steven M. Gaven	16,245	32,490
William I. Woodson	—	—
Paul M. Simons	13,538	27,076
James C. Brown	18,953	37,906

(13)	2018 stock awards include performance shares which, based on performance for the 2018-2020 performance period, were adjusted down to 44% of shares granted.
Named Executive Officer	Target Performance Shares Granted	Actual Performance Shares Earned
Anthony DeChellis	—	—
Steven M. Gaven	7,319	3,220
William I. Woodson	—	—
Paul M. Simons	—	—
James C. Brown	7,169	3,154

(14)	This award vests if (i) the closing price of Company’s common stock is at or above $18.00 per share for 20 consecutive trading days prior to November 26, 2022, and (ii) at the time that the foregoing condition is met, the Company’s Tier 1 risk-based capital ratio is at least 6.0%, or such other level as may be required by any governmental agency or other governmental entity.

OPTIONS EXERCISED AND STOCK VESTED
    The following table provides information with respect to stock options exercised and stock awards that vested during 2020.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise #	Value Realized on Exercise $	Number of Shares Acquired on Vesting #	Value Realized on Vesting $ (3)
Anthony DeChellis (1)	—	—	21,382	154,121
Steven M. Gaven (2)	—	—	4,846	29,827
William I. Woodson (2)	—	—	32,175	203,346
Paul M. Simons (2)	—	—	1,504	9,257
James C. Brown (2)	—	—	16,395	100,911
(1) Securities issued to Mr. DeChellis under both the Company’s 2010 Inducement Plan and 2009 Plan. Under the 2010 Inducement Plan, Mr. DeChellis had 14,764 shares vest with a realized value of $113,388. Under the 2009 Plan, Mr. DeChellis had 6,618 shares vest with a realized value of $40,733.

(2) Securities issued under the 2009 Plan.

(3) The number and value realized of shares acquired on vesting in 2020 includes the following RSUs with value at the vest date, based on the closing price on such date, as listed below:

Name	Total Shares Vested #	Weighted Average Vest Date Fair Value per Share $	Value Realized on Vesting $
Anthony DeChellis	21,382	7.21	154,121
Steven M. Gaven	3,485	6.16	21,450
William I. Woodson	32,175	6.32	203,346
Paul M. Simons	1,504	6.16	9,257
James C. Brown	8,557	6.16	52,668

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
Employment Agreement with the Company’s Chief Executive Officer
    In addition to the compensation and benefit arrangements described in detail above, under the terms of his employment agreement, Mr. DeChellis will be eligible to receive certain payments and benefits if his employment is terminated under certain conditions. Specifically, if Mr. DeChellis’ employment is terminated either by the Company without “cause” or by Mr. DeChellis for “good reason,” each as defined in his employment agreement, Mr. DeChellis will receive the following payments and benefits:
•subject to his execution and effectiveness of a separation agreement, including a release of claims in favor of the Company, an amount equal to two times the sum of his then current base salary and target annual bonus (or, if such target annual bonus has not been established, an amount equal to the target annual bonus for the immediately preceding year), paid out in substantially equal installments in accordance with the Company’s payroll practice over 18 months;
•subject to his co-payment of premium amounts at the active employees’ rate, continued group health, dental and vision coverage under the Company’s benefit plans for a period of up to 18 months; and
•     acceleration of any equity awards that will vest in accordance with the terms of their respective award agreements.
    If during the 18-month period following the occurrence of a “change in control” Mr. DeChellis’ employment is terminated by either the Company without “cause” or by Mr. DeChellis for “good reason”, each as defined in his employment agreement, Mr. DeChellis will receive the following payments and benefits:

▪    subject to his execution and effectiveness of a separation agreement, including a release of claims in favor of the Company within 60 days of his termination, a lump sum payment equal to two times the sum of his then current base salary (or his base salary in effect immediately prior to the change in control, if higher) plus his then current target annual bonus (or his target annual bonus in effect immediately prior to the change in control, if higher);
▪    acceleration of any equity awards that will vest in accordance with the terms of their respective award agreements; and
▪    if Mr. DeChellis was participating in the Company’s group health plan immediately prior to the date of termination and elects group health plan coverage, a monthly cash payment for 18 months, or his COBRA health continuation period, whichever ends earlier, in an amount equal to the monthly employer contribution that the Company would have made to provide health insurance to Mr. DeChellis if he had remained employed by the Company.
    Additionally, if Mr. DeChellis’ employment is terminated due to his death or disability, Mr. DeChellis or his designated representative will receive a pro-rated annual bonus for the fiscal year during which his termination occurs based on the duration of his employment during such fiscal year.
    If any payments or benefits payable under the employment agreement or otherwise would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”), Mr. DeChellis will receive the greater after-tax amount of either: (i) the full payment or (ii) a reduced payment that does not give rise to the excise tax imposed by Section 4999 of the Code. Under the terms of his employment agreement, Mr. DeChellis will not be entitled to any tax gross-up related to severance payments or otherwise.
Other Named Executive Officer Change in Control Agreements
    In addition to Mr. DeChellis, Mr. Brown has a change in control agreement with the Bank that is triggered by a “change in control” in the Company. If during the two-year period following the occurrence of a “change in control” Mr. Brown’s employment is terminated by either the Bank without “cause” (other than due to his death, disability or retirement) or by Mr. Brown for “good reason”, Mr. Brown will receive the following payments and benefits:
•    a lump sum payment equal to two times the sum of his then current base salary plus the average of his bonus for the three most recent taxable years preceding the “change in control”;
•    a lump sum payment equal to his pro rata bonus for the year in which his employment is terminated determined by multiplying the bonus he received in the immediately prior year by a fraction, the numerator of which is the number of days he was employed during the year in which his employment terminated and the denominator of which is 365;
•    if Mr. Brown was participating in the Company’s medical benefit plans, life insurance plans, disability income plans, retirement plans, benefits equalization plan, vacation plans, expense reimbursement plans or other employee benefit plans, he will continue to receive his benefits under those plans, upon the same terms and conditions as in effect on the date of his termination of employment through two years following the “change in control” or until he becomes eligible for coverage under another group benefit plan (or, to the extent such benefits cannot be provided under the terms of any such plan, then pursuant to an alternative arrangement providing comparable benefits); and
•    any outstanding unvested stock options and restricted stock awards held by Mr. Brown will become immediately exercisable or otherwise vested.
    If any payments or benefits exceed the amount which can be deducted by the Bank under Section 280G of the Code, such payments and benefits shall be reduced to the maximum amount which can be deducted by the Bank.

Equity Award Agreements
    Pursuant to the terms of the Company’s current forms of restricted stock and stock unit award agreements under the 2020 Plan, in the event that a named executive officer’s employment is terminated by the Company without “cause”, a pro-rated number of time-based equity awards will vest, and a pro-rated number of performance-based equity awards will remain eligible to vest based on actual Company performance for the applicable performance period. In connection with a termination of employment due to the named executive officer’s disability, (in the case of the Chief Executive Officer, as determined pursuant to the Chief Executive Officer’s employment agreement) all outstanding time-based equity awards will vest and a pro-rated number of performance-based equity awards will remain eligible to vest based on actual Company performance for the applicable performance period. Termination of employment due to the named executive officer’s death will result in full acceleration of all outstanding time-based equity awards and pro-rata accelerated vesting of all performance-based equity awards based on the original target award. Termination due to retirement will be subject to the Company’s retirement policy then in effect. In the event of a change in control of the Company in which the equity awards are assumed, continued or substituted for new awards, time-based equity awards will vest if the executive’s employment is terminated by the Company or its successor without “cause” (in the case of the Chief Executive Officer, as determined pursuant to Chief Executive Officer’s employment agreement) within 24 months following such change in control, and the parties to such change in control may adjust the performance metrics applicable to any performance-based equity awards. In the event that equity awards are not assumed or continued in a change in control or substituted for new awards, then, for awards under the 2020 Plan, time-based equity awards will vest upon such change in control, and a pro-rated portion of the performance-based equity awards will vest.
    Pursuant to the terms of the Company’s current form of NQSO award agreements under the 2020 Plan, in the event that a named executive officer’s employment is terminated (1) due to the executive’s death or disability, (in the case of the Chief Executive Officer, as determined pursuant to the Chief Executive Officer’s employment agreement) any outstanding portion of the NQSO will become fully exercisable and may be exercised for 12 months following termination or until the original expiration date, if earlier, (2) due to a qualifying retirement, the NQSO will be subject to the Company’s retirement policy then in effect, or (3) for any other reason (except for cause), which in the case of the Chief Executive Officer, shall be determined pursuant to the Chief Executive Officer’s employment agreement, any outstanding portion of the NQSO to the extent already exercisable on such termination date, may be exercised for three months following termination or until the original expiration date, if earlier; provided, however, that the named executive officer’s employment is terminated by the Company without cause, any outstanding portion of the NQSO will become fully exercisable. In the event of a change in control of the Company in which the NQSOs are assumed, continued or substituted for new awards, the NQSO will become exercisable in accordance with its original vesting terms. In the event that the NQSOs are not assumed or continued in a change in control or substituted for new awards, then any outstanding portion of the NQSO will become fully exercisable and may be exercised for 24 months following termination or until the original expiration date, if earlier.
    For Mr. DeChellis’ inducement NQSO awards under the 2010 Inducement Plan, pursuant to the terms of the award agreements, in the event that Mr. DeChellis’ employment is terminated (1) due to a termination by the Company without “cause” or by Mr. DeChellis for “good reason”, each as defined in his employment agreement, subject to his execution and nonrevocation of a separation agreement, or (2) due to his death, disability or a qualifying retirement, all time-based NQSO awards will become fully vested and exercisable and all performance-based NQSOs will remain eligible to vest on a pro-rated basis (based on the duration of Mr. DeChellis’ employment from the date of grant and the date that performance criteria are satisfied). Upon his termination of employment with the Company (1) due to Mr. DeChellis’ death, any outstanding portion of the inducement NQSOs will remain exercisable until 24 months following his death (or the later of his death and the vesting date in the case of performance-based NQSOs) or until the original expiration date, if earlier, (2) due to Mr. DeChellis’ disability or a qualifying retirement, any outstanding portion of the inducement NQSOs will remain exercisable until 12 months following his termination (or the later of his date of termination and the vesting date in the case of performance-based NQSOs) or until the original expiration date, if earlier, (3) due to termination by either the Company without cause or by Mr. DeChellis for good reason, any outstanding portion of the inducement NQSOs will remain exercisable until 12 months following termination (or the later of his date of termination and the vesting date in the case of performance-based NQSOs) or until the original expiration date, if earlier, or (5) for any other reason (except for cause), any outstanding portion of the inducement NQSOs to the extent already exercisable on such termination date, may be exercised for three months following termination or until the original expiration date, if earlier. In the event of a change in control of the Company in which Mr. DeChellis’ inducement NQSOs are assumed, continued or substituted for new awards, the NQSO awards will become exercisable in accordance with their original vesting terms. In the event that Mr. DeChellis’ inducement NQSOs are not assumed or continued in a change in control or substituted for new awards, then any outstanding portion of the time-based NQSO awards will become fully vested and exercisable as of the effective time of the change in control.

Executive Vice President Severance Pay Plan

    The Company has adopted the Executive Vice President Severance Pay Plan to provide for reasonable executive severance in the event of “without cause” termination. The Executive Vice President Severance Pay Plan provides for a payment of one times base salary, a pro-rated bonus, accelerated vesting of all unvested time-based equity awards on a pro-rata basis (pro-ration on accelerated shares/units is determined using the time period from grant date to the date of separation), pro-rata vesting for performance-based shares/units upon completion of the performance period, a monthly cash payment equal to the employer share of the premium for group medical and/or dental benefit plan continuation under COBRA for up to 12 months and reasonable outplacement costs. Severance benefits are provided in exchange for a general release and non-solicitation of clients and employees.
Retirement Policy
    In October 2017, the Committee approved a formal retirement policy for all regular employees of the Bank and its subsidiaries. To be eligible to receive benefits under this program, employees must meet certain criteria, including attaining the age of 65 or satisfying the “Rule of 70” at the time of their voluntary separation of employment, providing three months advance notice of their expected retirement date and entering into a retirement agreement with the Company that includes a customary release of claims, non-solicitation and non-disclosure covenants in favor of the Company. The “Rule of 70” means an employee’s age plus continuous years of service at their employer equals 70 or more, with a minimum age of 60. The retirement program benefits include: (1) pro-rata vesting for all equity awards; (2) pro-rata vesting for the annual bonus in the year of retirement; and (3) one-on-one retirement coaching with a focus on health care coaching and life after retirement planning.
    In March 2020, the Committee updated this retirement policy prospectively to apply to all future equity awards granted beginning in May 2020. The age-based criteria was revised to require employees to either (1) attain the age of 65 at the time of their voluntary separation or (2) attain the age of 60 at the time of their voluntary separation, and have at least a total of five years of service with the Company and its subsidiaries and at least six months of service with the Company and subsidiaries following the grant date of any equity awards. If an employee meets this new criteria, and certain other criteria outlined in the retirement policy, outstanding equity awards issued beginning in May 2020 and held by the employee would continue to vest under their original vesting schedule. Based on the amended policy, none of the named executive officers were eligible for a qualifying retirement at December 31, 2020.
    The table below sets forth the cash severance, bonus (if any), value of accelerated vesting of equity awards and value of health benefits payable to each named executive officer in the event of a termination of employment (excluding retirement) without cause, or due to death or disability, a change in control of the Company, and a termination of employment following a change in control, and assuming, in each case, that the applicable triggering event(s) occurred on December 31, 2020. Estimated equity values in the table below are calculated assuming the closing price of the Company’s stock on December 31, 2020 of $8.45.

Name	Payment/Benefit	Termination without Cause/for Good Reason ($) (1)	Termination due to Death or Disability ($) (5)	Change in Control (no termination) ($)	Termination without Cause/for Good Reason in connection with a Change in Control ($)
Anthony DeChellis	Cash Severance	2,800,000	—	—	2,800,000
	Pro-Rated Bonus	—	630,000	—	—
	Continued/ Accelerated Vesting of Equity (2), (4)	837,919	1,479,596	—	1,479,596
	Benefits (3)	21,137	—	—	31,705
	Fringe Benefits (maximum annual cap)	20,000	—	—	20,000
	Total	3,679,056	2,109,596	—	4,331,301

Steven M. Gaven	Cash Severance	350,000	—	—	—
	Pro-Rated Bonus	315,000	—	—	—
	Continued/Accelerated Vesting of Equity (2) (4)	256,694	450,170	—	450,170
	Benefits (3)	22,248	—	—	—
	Fringe Benefits (maximum annual cap)	20,000	—	—	—
	Total	963,942	450,170	—	450,170

William I. Woodson	Cash Severance	350,000	—	—	—
	Pro-Rated Bonus	337,500	—	—	—
	Continued/ Accelerated Vesting of Equity (2), (4)	342,487	850,764	—	850,764
	Benefits (3)	22,329	—	—	—
	Fringe Benefits (maximum annual cap)	20,000	—	—	—
	Total	1,072,316	850,764	—	850,764

Paul M. Simons	Cash Severance	350,000	—	—	—
	Pro-Rated Bonus	337,500	—	—	—
	Continued/Accelerated Vesting of Equity (2) (4)	322,748	641,568	—	641,568
	Benefits (3)	22,248	—	—	—
	Fringe Benefits (maximum annual cap)	20,000	—	—	—
	Total	1,052,496	641,568	—	641,568

James C. Brown	Cash Severance	352,000	—	—	1,313,067
	Pro-Rated Bonus	336,600	—	—	336,600
	Continued/ Accelerated Vesting of Equity (2), (4)	287,790	485,947	—	485,947
	Benefits (3)	22,248	—	—	44,497
	Fringe Benefits (maximum annual cap)	20,000	—	—	20,000
	Total	1,018,638	485,947	—	2,200,111

(1) Amounts in this column reflect payments due Mr. DeChellis per his employment agreement and the payments due all other named executive officers under the Company’s Executive Vice President Severance Pay Plan, and accelerated or continued vesting of equity awards pursuant to the terms of each award agreement. Amounts in this column also apply following a change in control for individuals who otherwise do not have a special change in control agreement.
(2) In the event of a change in control with no termination, if the acquiring company elected not to assume or replace the outstanding grants, all outstanding unvested grants of time-based restricted stock and RSUs would vest and all performance shares/PSUs would vest pro-rata based on the number of days from the grant date to the date of the change in control.
(3) Health and dental contribution using premium rates at January 1, 2021.
(4) Performance shares/PSUs are pro-rated (not fully accelerated) based on grant date for each performance/vesting cycle. Time-based restricted stock/RSUs are pro-rated (not fully accelerated) upon termination without cause/for good reason and are fully accelerated in a change-in-control termination assuming grants not assumed or replaced.
(5) In the event of termination due to death or disability for all named executive officers, all time-based equity awards will fully accelerate and all performance equity awards will vest on a pro-rated basis based on the duration of the named executive officer’s employment in the performance period.

CEO PAY RATIO
    In accordance with the requirements of Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, the Company is providing the following information about the relationship of the annual total compensation of its “median employee” and the annual total compensation of Mr. DeChellis, the Company’s CEO. It should be noted that we determined that there was an overall equal distribution of terminations below and above the “median employee,” and a similar distribution of newly hired employees during the 2020 year. However, we decided to identify a new “median employee” for 2020 due to a material change in compensation for the previously identified “median employee” which would result in a significant change in the Company’s pay ratio disclosure.

For 2020, the last completed fiscal year:
(1)    the annual total compensation of the “median employee” of the Company (other than Mr. DeChellis) was $102,484; and
(2)    the annual total compensation of Mr. DeChellis, as reported in the Summary Compensation Table included elsewhere in this Amendment was $2,485,472.
Based on this information, for 2020 the ratio of the annual total compensation of Mr. DeChellis to the annual total compensation of the “median employee” was 24.25 to 1.
To identify the “median employee” as well as to determine the annual total compensation of our “median employee” and Mr. DeChellis, we took the following steps:
(1)    We determined that as of October 15, 2020, our employee population, including employees of our consolidated affiliates consisted of approximately 823 individuals with all of these individuals located in the United States. This population consisted of our full-time, part-time, and temporary employees. We excluded from our employee population any independent contractors or similar workers compensated by an unaffiliated third party who performed services for us during 2020. We also excluded any employee whose employment terminated prior to October 15, 2020.
(2)    We selected October 15, 2020 as the date upon which we would identify the “median employee” because this date provided a sufficient amount of data and time to allow us to make such identification in a reasonably efficient manner.
(3)    To identify the “median employee” from our employee population, we compared the amount of salary, wages, tips and overtime pay of our employees as reflected in our payroll records maintained for reporting to the Internal Revenue Services on Form W-2 for 2020. For employees whose compensation is listed on Form K-1 rather than on Form W-2, we compared the amount of base and bonus compensation payments as reflected in our payroll records maintained for reporting to the Internal Revenue Service on Form K-1 for 2020. However, for these employees we excluded any reported profits interest distributions since we attributed these distributions to ownership dividends rather than compensation.
(4)    In making this determination, we annualized the compensation of approximately 102 full-time employees who were hired in 2020 but did not work for us for the entire fiscal year. We did not annualize the salary for employees on leave during a portion of 2020 because we estimated the difference between the actual pay and annualized pay for these employees to be minimal.
(5)    We identified our “median employee” using this compensation measure, which was consistently applied to all of our employees in the calculation. Because all of our employees are located in the United States, as is Mr. DeChellis, we did not make any cost-of-living adjustments in identifying the “median employee”.
(6)    Once we identified our “median employee” we combined all of the elements of such employee’s compensation for 2020 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $102,484. The difference between such employee’s salary, wages, tips, and overtime pay and the employee’s annual total compensation represented the estimated value of the following benefits: company matching contributions to participants in our Section 401(k) employee savings plan, company-provided gift cards, and payment for accrued and unused vacation time and wellness benefits.
(7)    With respect to the annual total compensation of Mr. DeChellis, we used the amount reported in the “Total” column of our 2020 Summary Compensation Table included in this Amendment.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS
    During the fiscal year ended December 31, 2020, the Compensation Committee included the following independent directors: Deborah F. Kuenstner, Chair; Lizabeth H. Zlatkus, Vice Chair; Joseph C. Guyaux; and Stephen M. Waters. None of these members has at any time been an officer or employee of the Company or had any relationship requiring disclosure herein. None of the Company’s executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on the Board or the Compensation Committee.
COMPENSATION OF DIRECTORS
Board Retainer
    Directors of the Company who are not full-time employees of the Company or any of its subsidiaries receive compensation under a compensation program effective May 1, 2020 (which remains the same as the compensation program in effect from May 1, 2019 through April 30, 2020) that includes:

•    An annual retainer fee of $120,000, in the following form:
◦    for directors who are in compliance with the ownership levels set for in the stock ownership policy described below, 50% ($60,000) is payable in cash as a cash retainer and 50% ($60,000) is payable in Company stock as a stock retainer; provided that each director has the option to receive up to 100% of their cash retainer in Company stock; and
◦    for directors who are not in compliance with the ownership levels set for in the stock ownership policy described below, 100% ($120,000) is payable in Company stock until such director becomes in compliance with the stated ownership level, at which time, that director may elect to be paid no more than 50% in cash as a cash retainer and no less than 50% in Company stock as a stock retainer.
•    The non-executive Chair’s supplemental annual retainer fee is $50,000, which is paid in accordance with the first bullet above.
Committee Retainers
    The annual retainer for Committee Chairs is $10,000, payable in the same form as the annual retainer fee described above. It is assumed that each director will serve on two committees with a supplemental retainer of $10,000 for any director serving on three or more committees, payable in the same form as the annual retainer fee described above.
Stock Ownership Policy
    Directors receive their stock retainer, and any portion of their cash retainer that is elected to be paid in stock, in shares of the Company’s common stock. The Company believes that director stock ownership is important and has a minimum stock ownership policy for outside directors equal to five times the annual Board member cash retainer of $60,000, or $300,000, in value. Directors must hold all of their shares (excluding shares withheld or sold to cover exercise or vesting costs, such as income taxes) until the minimum ownership level is met. The Committee reviews hardships on an individual basis, if needed.
Director Deferred Compensation Plan
    In July 2020, the Committee adopted a deferred compensation plan for director compensation programs beginning on May 1, 2021. The plan allows directors to elect to receive their stock retainer in the form of time-based RSUs under the 2020 Plan in lieu of shares of Company stock. Directors are allowed to elect a settlement date for the RSUs in a deferral election form provided by the Company.

DIRECTOR COMPENSATION PAID IN 2020

Name and Principal Position	Fees Earned or Paid in Cash ($)		Stock Awards ($) (7)	Total ($)(8)
Board
Mark F. Furlong	70,000	(2)	60,000	130,000
Joseph C. Guyaux	70,000	(3)	60,000	130,000
Deborah F. Kuenstner	65,000		60,000	125,000
Gloria C. Larson	70,000		60,000	130,000
Kimberly S. Stevenson	60,000	(4)	60,000	120,000
Luis Antonio Ubiñas	60,000		60,000	120,000
Stephen M. Waters (1)	85,000	(5)	85,000	170,000
Lizabeth H. Zlatkus	65,000	(6)	60,000	125,000
(1)     Non-Executive Chair of the Board.
(2)    Mr. Furlong has elected to receive $35,000 of his cash compensation in the form of Company stock.
(3)    Mr. Guyaux has elected to received $35,000 of his cash compensation in the form of Company stock.
(4)    Ms. Stevenson has elected to receive $30,000 of her cash compensation in the form of Company stock.
(5)    Mr. Waters has elected to receive $21,250 of his cash compensation in the form of Company stock.
(6)    Ms. Zlatkus has elected to receive $27,500 of her cash compensation in the form of Company stock.
(7)    Represents the aggregate grant date fair value, computed in accordance with ASC 718, of awards that were granted to directors in 2020.
(8) The compensation numbers in the above table may not correspond to the Board and Committee retainers described under “Compensation of Directors” due to the timing of the rotation of committee chair assignments in 2020.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Ownership of Officers and Directors
The following table sets forth the beneficial ownership of the Company’s common stock as of January 30, 2021 with respect to:
(1) each director;
(2) each of the Company’s named executive officers identified in this Annual Report on Form 10-K; and
(3) all directors and executive officers of the Company as a group.

Name*	Common Stock (1)	Exercisable Options	Percentage of Outstanding Stock (2)
Current Directors
Mark F. Furlong	41,217.55	—	**
Joseph C. Guyaux	35,499.68	—	**
Deborah F. Kuenstner	150,929.90	—	**
Gloria C. Larson	43,674.61	—	**
Kimberly S. Stevenson	50,096.12	—	**
Luis Antonio Ubiñas	18,287.06	—	**
Stephen M. Waters	46,572.95	—	**
Lizabeth H. Zlatkus	49,157.73	—	**
Named Executive Officers (3)
Anthony DeChellis***	287,365.67	80,671.00	**
Steven M. Gaven	13,207.00	4,875.00	**
James C. Brown	54,637.55	5,682.00	**
Paul M. Simons	28,507.67	4,058.50	**
William I. Woodson	21,968.00	25,000.00	**
All Current Directors and Executive Officers as a Group (18 Persons) (4)	960,486.56	163,145.50	1.165%
*    Unless otherwise indicated, the address is c/o Boston Private Financial Holdings, Inc., 10 Post Office Square, Boston, MA 02109.
**    Represents less than 1%
***    Mr. DeChellis is also a director of the Company.
(1)    Beneficial share ownership is determined pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Accordingly, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares the power to vote such security or the power to dispose of such security. The amounts set forth above as beneficially owned include shares owned, if any, by spouses and relatives living in the same home as to which beneficial ownership may be disclaimed.
(2)    Percentages held by executive officers and directors individually and as a group are calculated on the basis of 82,429,253 shares of common stock outstanding as of January 30, 2021.
(3)    Performance shares, restricted stock units and performance stock units that are not eligible to vest within 60 days of January 30, 2021 are not included as executive officers have no beneficial interest in such equity awards until either established performance criteria are met or a vesting time period has lapsed. Please see “Compensation Discussion & Analysis.”
(4)    Includes 119,365 shares of common stock and 42,859 exercisable options held by the Company’s current executive officers not identified on this table.

Holdings of Major Stockholders
The following table lists persons known by the Company to own beneficially more than five percent of the Company’s outstanding shares of common stock as of December 31, 2020.

Name and Business Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Stock
BlackRock, Inc., 55 East 52nd Street, New York, NY 10055	12,038,188	[1]	14.60%
The Vanguard Group, 100 Vanguard Blvd., Malvern, PA 19355	8,493,867	[2]	10.33%
Wellington Management Company LLP, 280 Congress Street, Boston, MA 02210	5,760,989	[3]	7.00%
Dimensional Fund Advisors LP, Building One, 6300 Bee Cave Road, Austin, Texas, 78746	5,447,985	[4]	6.60%
1)    This information is based solely on a Schedule 13G/A filed with the SEC on January 26, 2021 by BlackRock, Inc., in which it reported sole voting power of 11,911,001 shares and sole dispositive power of 12,038,188 shares. In this same Schedule 13G/A filing, BlackRock identified iShares Core S&P Small-Cap ETF as having the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, more than 5% of the Company’s shares.
(2)    This information is based solely on a Schedule 13G/A filed with the SEC on February 10, 2021 by The Vanguard Group, in which it reported shared voting power of 90,262 shares, sole dispositive power of 8,333,666 shares and shared dispositive power of 160,201 shares.
(3)    This information is based solely on a Schedule 13G filed with the SEC on February 4, 2021 by Wellington Management Group LLP, in which it reported shared voting power of 5,760,989 shares and shared dispositive power of 5,760,989 shares.
(4)    This information is based solely on a Schedule 13G/A filed with the SEC on February 12, 2021 by Dimensional Fund Advisors LP, in which it reported sole voting power of 5,178,106 shares and sole dispositive power of 5,447,985 shares. Dimensional Fund Advisors LP, an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager or sub-adviser to certain other commingled funds, group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) may possess voting and/or investment power over the securities of the Company that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Company held by the Funds. However, all securities reported are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.
Equity Compensation Plan Information
The following table provides information as of December 31, 2020 regarding shares of common stock that may be issued under the Company’s equity compensation plans including the 2020 Plan, the 2009 Plan, the Inducement Plan, and the Company’s 2001 Employee Stock Purchase Plan (as Amended and Restated as of July 24, 2019) (the “ESPP”).

	Equity Compensation Plan Information
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Referenced the First Column)

Equity compensation plans approved by security holders (1)	3,488,153	(3), (4)	9.08	(5)	1,577,667	(6)
Equity compensation plans not approved by security holders (2)	547,006		9.72	(5)	—

Total	4,035,159		9.16		1,577,667
(1) The 2020 Plan, the 2009 Plan, and the ESPP.
(2) The Inducement Plan. The Company’s Board of Directors approved the Inducement Plan, which has not been approved by the Company’s shareholders. The purpose of the Inducement Plan is to grant equity awards (stock options, restricted stock, restricted stock units, stock appreciation rights and other stock awards) to new employees as an inducement to join the Company. No award grants may be made under the Inducement Plan after June 2, 2020. No shares have been issued from the Inducement Plan since December 31, 2019.
(3) Does not include purchase rights accruing under the ESPP because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.
(4) Includes 1,525,99 shares of restricted stock that could be issued if certain performance metrics are met.
(5) The weighted average exercise price does not include outstanding RSUs or performance awards, for which there is no exercise price.
(6) Includes 1,495,738 shares available for future issuances under the 2020 Plan and 81,929 shares available under the ESPP.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Director Independence
Pursuant to the Company’s Corporate Governance Guidelines established by the Board, no more than two members of the Board may be executive members, and all others must meet the definition of an “independent” director under NASDAQ listing standards. Under the Company’s Corporate Governance Guidelines, the CEO is required to be a member of the Board. Currently, the CEO is the only member of the Board who is not independent. On an annual basis, the Governance and Executive Committee of the Board reviews the independence status of each member of the Board to determine whether any relationship is inconsistent with a determination that the director is independent. The most recent review was undertaken in January 2021 and, as a result, the Board, after such review, determined that each of the Company’s non-executive directors (Mses. Kuenstner, Larson, Stevenson, and Zlatkus, and Messrs. Furlong, Guyaux, Ubiñas and Waters) meets the qualifications for independence in accordance with NASDAQ listing standards.
Related Party Transactions
The Company sends out annual questionnaires to its directors and executive officers regarding related party transactions. If there are any affirmative responses, the Board, which is responsible for the oversight of such transactions, reviews any such affirmative responses and considers their terms and conditions.
There were no related party transactions reported in 2020.
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees
The following table presents fees for professional audit services rendered by KPMG LLP (“KPMG”) for the audit of the Company’s annual financial statements for 2020 and 2019, and fees billed for other services rendered by KPMG.

	2020	2019
Audit fees (1)	$1,240,900	$1,112,000
Audit-related fees	18,500	18,500
Tax fees	—	—
All other fees	—	—
Total fees	$1,259,400	$1,130,500
(1) Audit fees for 2020 and 2019 include fees billed, or expected to be billed, for the annual audit and quarterly reviews.
KPMG audited the Company’s consolidated financial statements for the year ended December 31, 2020.
Pre-Approval Policy and Procedures
Pursuant to the Audit and Finance Committee Charter, all audit and non-audit services provided to the Company by KPMG must be pre-approved by the Audit and Finance Committee of the Board (the “Audit and Finance Committee”); however, this pre-approval requirement is waived with respect to the provision of non-audit services for the Company if the “de minimis” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied. The authority to pre-approve non-audit services may be delegated to one or more members of the Audit and Finance Committee, who will present a report on all decisions to pre-approve an activity to the full Audit and Finance Committee at its first meeting following such decision. The Company’s Internal Audit Policy provides for (a) general pre-approval of audit-related services which do not exceed certain aggregate dollar thresholds approved by the Audit and Finance Committee, and (b) specific pre-approval of all other permitted services and any proposed services which exceed these same dollar thresholds. The Audit and Finance Committee is also mindful of the relationship between fees for audit and non-audit services in deciding whether to pre-approve any such services. It may determine, for each fiscal year, the appropriate ratio between the total amount of fees for audit, audit related and tax services and the total amount of fees for certain permissible non-audit services classified as “all other fees.”

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1.Financial Statements

None

2.Financial Schedules

None

3.Exhibits

Exhibit Number	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed or Furnished with this 10-K
31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				Filed

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
/s/ ANTHONY DECHELLIS	Chief Executive Officer, President and Director (Principal Executive Officer)	March 15, 2021
Anthony DeChellis

/s/ STEVEN M. GAVEN	Executive Vice President and Chief Financial Officer	March 15, 2021
Steven M. Gaven

/s/ JOSEPH D. REGAN	Senior Vice President and Controller (Principal Accounting Officer)	March 15, 2021
Joseph D. Regan