Form 10-Q
period 2021-03-31
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2021-05-05
CIK 821127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
Or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2021:

Common Stock, Par Value $1.00 Per Share	82,464,321
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION, ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)
	March 31, 2021	December 31, 2020
	(In thousands, except share and per share data)
Assets:
Cash and cash equivalents	$1,389,943	$1,055,588
Investment securities available-for-sale (amortized cost of $1,319,395 and $1,198,513 at March 31, 2021 and December 31, 2020, respectively)	1,339,408	1,243,693
Investment securities held-to-maturity (fair value of $32,631 and $35,942 at March 31, 2021 and December 31, 2020, respectively)	31,943	35,223
Equity securities at fair value	39,708	41,452
Stock in Federal Home Loan Bank and Federal Reserve Bank	28,651	28,663
Loans held for sale	8,434	17,421
Total loans	7,216,325	7,104,309
Less: Allowance for loan losses	74,010	81,238
Net loans	7,142,315	7,023,071
Premises and equipment, net	41,637	44,087
Goodwill	57,607	57,607
Intangible assets, net	8,389	9,056
Fees receivable	2,237	2,800
Accrued interest receivable	26,029	26,191
Deferred income taxes, net	11,353	6,774
Right-of-use assets	93,224	97,859
Other assets	317,614	359,248
Total assets	$10,538,492	$10,048,733
Liabilities:
Deposits	$9,147,618	$8,595,366
Securities sold under agreements to repurchase	46,262	53,472
Federal Home Loan Bank borrowings	115,019	114,659
Junior subordinated debentures	106,363	106,363
Lease liabilities	107,143	112,339
Other liabilities	157,664	198,526
Total liabilities	9,680,069	9,180,725
Shareholders’ Equity:
Common stock, $1.00 par value; authorized: 170,000,000 shares; issued and outstanding: 82,455,432 shares at March 31, 2021 and 82,334,257 shares at December 31, 2020	82,455	82,334
Additional paid-in capital	600,089	597,558
Retained earnings	162,137	156,431
Accumulated other comprehensive income	13,742	31,685
Total shareholders’ equity	858,423	868,008
Total liabilities and shareholders’ equity	$10,538,492	$10,048,733
See accompanying notes to Unaudited Consolidated Financial Statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended March 31,
	2021	2020
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$58,036	$66,358
Taxable investment securities	782	868
Non-taxable investment securities	2,045	1,998
Mortgage-backed securities	3,437	2,787
Short-term investments and other	593	1,071
Total interest and dividend income	64,893	73,082
Interest expense:
Deposits	4,691	12,796
Federal Home Loan Bank borrowings	236	2,034
Junior subordinated debentures	481	917
Repurchase agreements and other short-term borrowings	8	78
Total interest expense	5,416	15,825
Net interest income	59,477	57,257
Provision/(credit) for loan losses	(7,004)	16,962
Net interest income after provision/(credit) for loan losses	66,481	40,295
Fees and other income:
Wealth management and trust fees	19,136	18,371
Investment management fees	489	1,925
Other banking fee income	2,411	2,490
Gain on sale of loans, net	747	100
Other	3,387	(1,365)
Total fees and other income	26,170	21,521
Operating expense:
Salaries and employee benefits	40,904	35,096
Occupancy and equipment	8,205	7,646
Information systems	9,719	6,725
Professional services	3,302	3,601
Merger costs	10,665	—
Marketing and business development	624	1,890
Amortization of intangibles	667	715
FDIC insurance	967	—
Other	870	5,235
Total operating expense	75,923	60,908
Income before income taxes	16,728	908
Income tax expense	6,076	102
Net income before attribution to noncontrolling interests	10,652	806
(Continued)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended March 31,
	2021	2020
Less: Net income attributable to noncontrolling interests	—	6
Net income attributable to the Company	$10,652	$800
Adjustments to net income attributable to the Company to arrive at net income attributable to common shareholders	—	414
Net income attributable to common shareholders	$10,652	$1,214
Basic earnings per share attributable to common shareholders:
Total attributable to common shareholders:	$0.13	$0.01
Weighted average basic common shares outstanding	82,429,162	83,005,064
Diluted earnings per share attributable to common shareholders:
Total attributable to common shareholders:	$0.13	$0.01
Weighted average diluted common shares outstanding	83,934,107	83,318,041
 See accompanying notes to Unaudited Consolidated Financial Statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
	Three months ended March 31,
	2021	2020
	(In thousands)
Net income attributable to the Company	$10,652	$800
Other comprehensive income/(loss), net of tax:
Net unrealized gain/(loss) on Investment securities available-for-sale	(17,993)	14,489
Unrealized gain/(loss) on cash flow hedges	6	—
Reclassification adjustment for net realized (gain)/loss included in net income	44	—
Net unrealized gain/(loss) on cash flow hedges	50	—
Other comprehensive income/(loss), net of tax	(17,943)	14,489
Total comprehensive income/(loss) attributable to the Company, net of tax	$(7,291)	$15,289
 See accompanying notes to Unaudited Consolidated Financial Statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
	(In thousands, except share and per share data)
Balance at December 31, 2019	$83,266	$600,708	$127,469	$7,575	$819,018
Impact due to change in accounting principle (1)	—	—	13,492	—	13,492
Net income attributable to the Company	—	—	800	—	800
Other comprehensive income/(loss), net of tax	—	—	—	14,489	14,489
Dividends paid to common shareholders: $0.12 per share	—	—	(10,000)	—	(10,000)
Repurchase of 1,565,060 shares of common stock	(1,565)	(11,242)	—	—	(12,807)
Net proceeds from issuance of:
88,328 shares of common stock	88	832	—	—	920
5,539 shares of incentive stock grants, net of 964 shares withheld for employee taxes	5	57	—	—	62
Amortization of stock compensation and employee stock purchase plan	—	1,348	—	—	1,348
Stock options exercised	7	48	—	—	55
Other equity adjustments	(1)	1,416	—	—	1,415
Balance at March 31, 2020	$81,800	$593,167	$131,761	$22,064	$828,792

Balance at December 31, 2020	$82,334	$597,558	$156,431	$31,685	$868,008
Net income attributable to the Company	—	—	10,652	—	10,652
Other comprehensive income/(loss), net of tax	—	—	—	(17,943)	(17,943)
Dividends paid to common shareholders: $0.06 per share	—	—	(4,946)	—	(4,946)
Net proceeds from issuance of:
99,008 shares of common stock	99	596	—	—	695
2,782 shares of incentive stock grants, net of 964 shares withheld for employee taxes	2	24	—	—	26
Amortization of stock compensation	—	1,520	—	—	1,520
Stock options exercised	20	241	—	—	261
Other equity adjustments	—	150	—	—	150
Balance at March 31, 2021	$82,455	$600,089	$162,137	$13,742	$858,423
_____________________
(1) Impact due to the adoption of ASU 2016-13, Financial Instruments (Topic 326) (“ASU 2016-13”). See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 15: Recent Accounting Pronouncements.”
See accompanying notes to Unaudited Consolidated Financial Statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three months ended March 31,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income attributable to the Company	$10,652	$800
Adjustments to arrive at net income:
Net income attributable to noncontrolling interests	—	6
Net income before attribution to noncontrolling interests	10,652	806
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	4,692	6,345
Net income attributable to noncontrolling interests	—	(6)
Stock compensation, net of cancellations	1,559	1,421
Provision/(credit) for loan losses	(7,004)	16,962
Loans originated for sale	(38,308)	(15,324)
Proceeds from sale of Loans held for sale	48,060	15,127
Deferred Income tax expense/(benefit)	2,575	(5,731)
Decrease in Right-of-use assets	4,635	3,179
Decrease in operating Lease liabilities	(5,196)	(3,640)
Increase in Merger cost liabilities	8,665	—
Net (increase) in other operating activities	(8,612)	(27,617)
Net cash provided by/(used in) operating activities	21,718	(8,478)
Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(160,756)	(8,874)
Maturities, calls, redemptions, and principal payments	37,278	12,472
Investment securities held-to-maturity:
Principal payments	3,182	2,730
Equity securities at fair value:
Purchases	(8,256)	(19,713)
Sales	10,000	15,443
(Investments)/distributions in trusts, net	(429)	569
Contingent considerations from divestitures	1,258	1,277
(Purchase)/redemption of Federal Home Loan Bank and Federal Reserve Bank stock	12	(6,195)
Net increase in portfolio loans	(110,006)	(67,890)
Proceeds from recoveries of loans previously charged-off	73	180
Capital expenditures	(1,268)	(1,975)
Net cash provided (used in) investing activities	(228,912)	(71,976)
(Continued)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three months ended March 31,
	2021	2020
	(In thousands)
Cash flows from financing activities:
Net increase/(decrease) in deposits	552,252	(405,904)
Net (decrease) in securities sold under agreements to repurchase	(7,210)	(8,079)
Net increase in federal funds purchased	—	145,000
Net increase in short-term Federal Home Loan Bank borrowings	—	115,000
Advances of long-term Federal Home Loan Bank borrowings	100,424	175,000
Repayments of long-term Federal Home Loan Bank borrowings	(100,064)	(149,575)
Dividends paid to common shareholders	(4,946)	(10,000)
Repurchase of common stock	—	(12,807)
Proceeds from stock option exercises	261	55
Proceeds from issuance of common stock	695	920
Tax withholding for share based compensation awards	(13)	(11)
Distributions paid to noncontrolling interests	—	(6)
Other equity adjustments	150	96
Net cash provided by/(used in) financing activities	541,549	(150,311)
Net increase/(decrease) in cash and cash equivalents	334,355	(230,765)
Cash and cash equivalents at beginning of year	1,055,588	292,479
Cash and cash equivalents at end of period	$1,389,943	$61,714

Supplemental disclosure of cash flow items:
Cash paid for interest	$5,399	$15,628
Cash paid for income taxes, (net of refunds received)	$1,600	$872
Change in unrealized gain/(loss) on Investment securities available-for-sale, net of tax	$(17,993)	$14,489
Change in unrealized gain/(loss) on cash flow hedges, net of tax	$50	$—
Non-cash transactions:
Loans charged-off	$(297)	$(528)
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
The Private Banking segment is comprised of the banking operations of Boston Private Bank & Trust Company (the “Bank” or “Boston Private Bank”), a wholly-owned subsidiary of the Company. Boston Private Bank is a trust company chartered by the Commonwealth of Massachusetts, whose deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”). Boston Private Bank is a member of the Board of Governors of the Federal Reserve System (the "Federal Reserve") and primarily operates in three geographic markets: New England, Northern California, and Southern California. The Private Banking segment is principally engaged in providing private banking services to high net worth individuals, privately-owned businesses and partnerships, and nonprofit organizations. In addition, the Private Banking segment is an active provider of financing for affordable housing, first-time homebuyers, economic development, social services, community revitalization and small businesses.
The Wealth Management and Trust segment is comprised of Boston Private Wealth LLC (“Boston Private Wealth”), a registered investment adviser (“RIA”) and wholly-owned subsidiary of the Bank, as well as the trust operations of the Bank. The Wealth Management and Trust segment offers planning-based financial strategies, wealth management, family office, financial planning, tax planning, and trust services to individuals, families, institutions, and nonprofit institutions. The results of Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”), a wholly-owned subsidiary of the Company, are included within the Holding Company and Eliminations for all periods presented. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 3: Divestitures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information.
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
The information in this report should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”).
On January 4, 2021, the Company announced that it entered into an Agreement and Plan of Merger (the "Merger Agreement") with SVB Financial Group ("SVB") pursuant to which SVB will acquire the Company. On May 4, 2021, the shareholders of the Company approved the Merger Agreement. The transaction is expected to close mid-2021, subject to the satisfaction of customary closing conditions, including the receipt of regulatory approvals.
The Company’s significant accounting policies are described in Part II. Item 8. “Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC. For interim reporting purposes, the Company follows the same significant accounting policies. There were no new accounting pronouncements from the Financial Accounting Standards Board (the “FASB”) that were adopted effective January 1, 2021 with a material impact to the Company.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
2.    Earnings Per Share
The treasury stock method of calculating earnings per share (“EPS”) is presented below for the three months ended March 31, 2021 and 2020. The following tables present the computations of basic and diluted EPS:

	Three months ended March 31,
	2021	2020
	(In thousands, except share and per share data)
Basic earnings per share - Numerator:
Net income before attribution to noncontrolling interests	$10,652	$806
Less: Net income attributable to noncontrolling interests	—	6
Net income attributable to the Company	10,652	800
Decrease in noncontrolling interests’ redemption values (1)	—	414
Net income attributable to common shareholders, treasury stock method	$10,652	$1,214
Basic earnings per share - Denominator:
Weighted average basic common shares outstanding	82,429,162	83,005,064
Per share data - Basic earnings per share:
Total attributable to common shareholders	$0.13	$0.01

	Three months ended March 31,
	2021	2020
	(In thousands, except share and per share data)
Diluted earnings per share - Numerator:
Net income attributable to common shareholders, after assumed dilution	$10,652	$1,214
Diluted earnings per share - Denominator:
Weighted average basic common shares outstanding	82,429,162	83,005,064
Dilutive effect of: Time-based and market-based stock options, performance-based and time-based restricted stock units, and other dilutive securities (2)	1,504,945	312,977
Weighted average diluted common shares outstanding (2)	83,934,107	83,318,041
Per share data - Diluted earnings per share:
Total attributable to common shareholders	$0.13	$0.01
Dividends per share declared and paid on common stock	$0.06	$0.12
_____________________
(1)See Part II. Item 8. “Financial Statements and Supplementary Data - Note 14: Noncontrolling Interests” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for a description of the redemption values related to the redeemable noncontrolling interests. In accordance with the FASB Accounting Standards Codification Distinguishing Liabilities from Equity (“ASC 480”), an increase in redemption value from period to period reduces income attributable to common shareholders. A decrease in redemption value from period to period increases income attributable to common shareholders, but only to the extent that the cumulative change in redemption value remains a cumulative increase since adoption of this standard in the first quarter of 2009.
(2)The diluted EPS computations for the three months ended March 31, 2021 and 2020 do not assume the conversion, exercise, or contingent issuance of the following shares for the following periods because the result would have been anti-dilutive for the periods indicated. This includes shares excluded from the computation of diluted EPS because the effect would have been anti-dilutive and out-of-the money options, where the exercise prices were greater than the average market price of common shares for the period, because their inclusion would have been anti-dilutive. As a result of the anti-dilution, the potential common shares excluded from the diluted EPS computation are as follows:

	Three months ended March 31,
	2021	2020
Anti-dilutive shares excluded from computation of average dilutive EPS	(In thousands)
Potential common shares from: options, restricted stock units, or other dilutive securities	333	1,254
Total anti-dilutive shares excluded from computation of average dilutive EPS	333	1,254

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
The Segment Leader for Private Banking is the CEO of Boston Private Bank, who is also the Company’s CEO. The Bank’s banking operations are reported in the Private Banking segment. The Segment Leader for Wealth Management and Trust is the President of Private Banking, Wealth and Trust. The Segment Leader of Wealth Management and Trust reports to the CEO of the Company. The Segment Leaders have authority with respect to the allocation of capital within their respective segments, management oversight responsibility, performance assessments, and overall authority and accountability within their respective segment. The Company’s CODM communicates with the President of Private Banking, Wealth and Trust regarding profit and loss responsibility, strategic planning, priority setting, and other matters. The Company’s Chief Financial Officer reviews all financial detail with the CODM on a monthly basis.
Description of reportable segments
Private Banking
The Private Banking segment operates primarily in three geographic markets: New England, Northern California, and Southern California. The Bank conducts business under the name of Boston Private Bank & Trust Company in all markets. The Bank is principally engaged in providing private banking services to high net worth individuals, privately-owned businesses and partnerships, and nonprofit organizations. In addition, the Bank is an active provider of financing for affordable housing, first-time homebuyers, economic development, social services, community revitalization, and small businesses.
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
Reconciliation of reportable segment items
The following tables present a reconciliation of the revenues, expenses, assets, and other significant items of the reportable segments as of and for the three months ended March 31, 2021 and 2020.

	Three months ended March 31,
	2021	2020
Private Banking (1)	(In thousands)
Net interest income	$59,948	$58,090
Fees and other income	4,075	1,108
Total revenue	64,023	59,198
Provision/(credit) for loan losses	(7,004)	16,962
Operating expense	44,460	42,588
Income/(loss) before income taxes	26,567	(352)
Income tax expense/(benefit)	4,720	(931)
Net income before attribution to noncontrolling interests	21,847	579
Net income attributable to the Company	$21,847	$579

Assets	$10,485,377	$8,692,069
Amortization of intangibles	$189	$77
Depreciation	$2,971	$2,626

Three months ended March 31,

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	2021	2020
Wealth Management and Trust (1)	(In thousands)
Net interest income	$1	$72
Fees and other income	19,165	18,485
Total revenue	19,166	18,557
Operating expense	17,455	15,449
Income before income taxes	1,711	3,108
Income tax expense	499	1,074
Net income before attribution to noncontrolling interests	1,212	2,034
Net income attributable to the Company	$1,212	$2,034

Assets	$155,994	$143,998
Amortization of intangibles	$478	$638
Depreciation	$347	$294

	Three months ended March 31,
	2021	2020
Holding Company and Eliminations (1)(2)	(In thousands)
Net interest income (3)	$(472)	$(905)
Fees and other income	2,930	1,928
Total revenue	2,458	1,023
Operating expense	14,008	2,871
Income/(loss) before income taxes	(11,550)	(1,848)
Income tax expense/(benefit)	857	(41)
Net income/(loss) before attribution to noncontrolling interests	(12,407)	$(1,807)
Noncontrolling interests	—	6
Net income/(loss) attributable to the Company	$(12,407)	$(1,813)

Assets (including eliminations)	$(102,879)	$(89,741)
Depreciation	$430	$39

	Three months ended March 31,
	2021	2020
Total Company (1)	(In thousands)
Net interest income	$59,477	$57,257
Fees and other income	26,170	21,521
Total revenue	85,647	78,778
Provision/(credit) for loan losses	(7,004)	16,962
Operating expense	75,923	60,908
Income before income taxes	16,728	908
Income tax expense	6,076	102
Net income before attribution to noncontrolling interests	10,652	806
Noncontrolling interests	—	6
Net income attributable to the Company	$10,652	$800

Assets	$10,538,492	$8,746,326
Amortization of intangibles	$667	$715
Depreciation	$3,748	$2,959
_____________________
(1)Due to rounding, the sum of individual segment results may not add up to the Total Company results.
(2)The Holding Company and Eliminations segment includes the results of DGHM.
(3)Interest expense on Junior subordinated debentures is included in Holding Company and Eliminations.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
4.    Investments
The following table presents a summary of investment securities at March 31, 2021 and December 31, 2020:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
At March 31, 2021
Investment securities available-for-sale at fair value:
U.S. government and agencies	$19,964	$650	$—	$20,614
Government-sponsored entities	137,866	3,619	—	141,485
Municipal bonds	325,312	17,668	(585)	342,395
Mortgage-backed securities (1)	836,253	12,198	(13,537)	834,914
Total	$1,319,395	$34,135	$(14,122)	$1,339,408

Investment securities held-to-maturity at amortized cost:
Mortgage-backed securities (1)	$31,943	$688	$—	$32,631
Total	$31,943	$688	$—	$32,631

Equity securities at fair value:
Money market mutual funds (2)	$39,708	$—	$—	$39,708
Total	$39,708	$—	$—	$39,708

At December 31, 2020
Investment securities available-for-sale at fair value:
U.S. government and agencies	$19,962	$1,022	$—	$20,984
Government-sponsored entities	142,985	4,801	—	147,786
Municipal bonds	324,422	22,177	(11)	346,588
Mortgage-backed securities (1)	711,144	17,805	(614)	728,335
Total	$1,198,513	$45,805	$(625)	$1,243,693

Investment securities held-to-maturity at amortized cost:
Mortgage-backed securities (1)	$35,223	$719	$—	$35,942
Total	$35,223	$719	$—	$35,942

Equity securities at fair value:
Money market mutual funds (2)	$41,452	$—	$—	$41,452
Total	$41,452	$—	$—	$41,452
_____________________
(1)All Mortgage-backed securities are guaranteed by the U.S. government, U.S. government agencies, or government-sponsored entities.
(2)Money market mutual funds maintain a constant net asset value of $1.00 and therefore have no unrealized gain or loss.
The Company adopted ASU 2016-13 as of January 1, 2020. Under ASU 2016-13, the Company is required to assess the investment portfolio for credit impairment. The Company considers the Investment securities held-to-maturity portfolio to meet the "zero loss" expectation requirements. All Investment securities held-to-maturity owned by the Company are AAA- rated mortgage-backed securities that are backed by the guarantees of the U.S. government, U.S. government agencies or government-sponsored entities. The Company has experienced zero losses for these securities. In addition, as of March 31, 2021 and December 31, 2020, no Investment securities held-to-maturity were past due. Therefore, no credit allowance was recorded on the Investment securities held-to-maturity portfolio.
The Company evaluated the Investment securities available-for-sale on a security by security basis by assessing the extent and duration of unrealized loss positions, significant deterioration in the financial performance of the issuer, significant adverse changes in the market, or other factors that could raise significant concerns about the issuer's ability to continue as a going concern. The Company identified no security with impairment as of March 31, 2021 and December 31, 2020. Therefore, no credit allowance was booked on the Investment securities available-for-sale portfolio. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 15: Recent Accounting Pronouncements” for additional information on ASU 2016-13.
The following table presents the maturities of Investment securities available-for-sale, based on contractual maturity, as of March 31, 2021. Certain securities are callable before their final maturity. Additionally, certain securities (such

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
as Mortgage-backed securities) are shown within the table below based on their final (contractual) maturity, but due to prepayments and amortization are expected to have shorter lives.

	Investment Securities Available-for-sale
	Amortized Cost	Fair Value
	(In thousands)
Within one year	$78,206	$79,090
After one, but within five years	258,270	267,989
After five, but within ten years	227,730	237,588
Greater than ten years	755,189	754,741
Total	$1,319,395	$1,339,408
The following table presents the maturities of Investment securities held-to-maturity, based on contractual maturity, as of March 31, 2021.

	Investment Securities Held-to-maturity
	Amortized Cost	Fair Value
	(In thousands)
After five, but within ten years	$26,376	$26,970
Greater than ten years	5,567	5,661
Total	$31,943	$32,631
The following table presents the maturities of Equity securities, based on contractual maturity, as of March 31, 2021.

	Equity Securities
	Amortized Cost	Fair Value
	(In thousands)
Within one year	$39,708	$39,708
Total	$39,708	$39,708
During the three months ended March 31, 2021 and 2020, there were no sales of Investment securities available-for-sale, Investment securities held-to-maturity, or Equity securities.
The following tables present information regarding securities at March 31, 2021 and December 31, 2020 having temporary impairment, due to the fair values having declined below the amortized cost of the individual securities, and the time period that the investments have been temporarily impaired. As of March 31, 2021, there were no Investment securities held-to-maturity having temporary impairment.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except number of securities)
March 31, 2021
Investment securities available-for-sale
Municipal bonds	$26,139	$(585)	$—	$—	$26,139	$(585)	9
Mortgage-backed securities (1)	436,241	(13,456)	4,989	(81)	441,230	(13,537)	59
Total	$462,380	$(14,041)	$4,989	$(81)	$467,369	$(14,122)	68

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except number of securities)
December 31, 2020
Investment securities available-for-sale
Municipal bonds	$2,344	$(11)	$—	$—	$2,344	$(11)	2
Mortgage-backed securities (1)	126,545	(519)	5,411	(95)	131,956	(614)	41
Total	$128,889	$(530)	$5,411	$(95)	$134,300	$(625)	43

_____________________
(1)All Mortgage-backed securities are guaranteed by the U.S. government, U.S. government agencies, or government-sponsored entities.
As of March 31, 2021, the Mortgage-backed securities in the first table above had Standard and Poor’s credit ratings of at least AAA. As of March 31, 2021, the Municipal securities in the first table above had Standard and Poor's credit ratings of AAA and AA+. As of March 31, 2021, the Company determined that the unrealized losses on investments, since their purchase, is primarily attributed to changes in interest rates and not as a result of the deterioration of credit quality. As of March 31, 2021, the Company had no intent to sell any securities in an unrealized loss position, and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized loss amounts.
Other investments
The Bank invests in low-income housing tax credits, which are included in Other assets, to encourage private capital investment in the construction and rehabilitation of low-income housing. The Bank makes these investments as an indirect subsidy that allows investors, such as the Bank, in a flow-through limited liability entity, such as limited partnerships or limited liability companies that manage or invest in qualified affordable housing projects, to receive the benefits of the tax credits allocated to the entity that owns the qualified affordable housing project. The Bank also holds partnership interests in venture capital funds formed to provide financing to small businesses and to promote community development.
Other investments, which are included in Other assets, can be temporarily impaired when the fair values decline below the amortized costs of the individual investments. There were no other investments with unrealized losses as of March 31, 2021 or December 31, 2020. The Bank’s other investments primarily include low-income housing partnerships which generate tax credits. The Bank also holds partnership interests in small business investment companies formed to provide financing to small businesses and to promote community development. The Bank had $74.0 million and $75.7 million in other investments included in Other assets as of March 31, 2021 and December 31, 2020, respectively.
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of March 31, 2021	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Investment securities available-for-sale:
U.S. government and agencies	$20,614	$—	$20,614	$—
Government-sponsored entities	141,485	—	141,485	—
Municipal bonds	342,395	—	342,395	—
Mortgage-backed securities	834,914	—	834,914	—
Total	1,339,408	—	1,339,408	—
Equity securities	39,708	39,708	—	—
Derivatives - interest rate customer swaps	53,682	—	53,682	—
Derivatives - risk participation agreement	28	—	28	—
Trading securities held in the “rabbi trust” (1)	7,633	7,633	—	—

Liabilities:
Derivatives - interest rate customer swaps	$54,529	$—	$54,529	$—
Derivatives - interest rate swaps	157	—	157	—
Derivatives - risk participation agreement	211	—	211	—
Deferred compensation “rabbi trust” (1)	7,633	7,633	—	—

		Fair value measurements at reporting date using:
	As of December 31, 2020	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Investment securities available-for-sale:
U.S. government and agencies	$20,984	$—	$20,984	$—
Government-sponsored entities	147,786	—	147,786	—
Municipal bonds	346,588	—	346,588	—
Mortgage-backed securities	728,335	—	728,335	—
Total	1,243,693	—	1,243,693	—
Equity securities	41,452	41,452	—	—
Derivatives - interest rate customer swaps	83,255	—	83,255	—
Derivatives - risk participation agreements	49	—	49	—
Trading securities held in the “rabbi trust” (1)	7,204	7,204	—	—

Liabilities:
Derivatives - interest rate customer swaps	$84,590	$—	$84,590	$—
Derivatives - interest rate swaps	228	—	228	—
Derivatives - risk participation agreements	375	—	375	—
Deferred compensation “rabbi trust” (1)	7,204	7,204	—	—
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
As of March 31, 2021 and December 31, 2020, Investment securities available-for-sale consisted of U.S. government and agencies securities, Government-sponsored entities securities, Municipal bonds, and Mortgage-backed securities. Investment securities available-for-sale Level 2 securities generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets and include Government-sponsored entities securities, Municipal bonds, Mortgage-backed securities, “off-the-run” U.S. Treasury securities, and certain investments in the Small Business Administration's (the "SBA") loans (which are categorized as U.S. government and agencies securities). “Off-the-run” U.S. Treasury securities are Treasury bonds and notes issued before the most recently issued bond or note of a particular maturity. When Treasuries move to the secondary over-the-counter market, they become less frequently traded, therefore, they are considered “off-the-run.” No investments held as of March 31, 2021 or December 31, 2020 were categorized as Level 3.
As of March 31, 2021 and December 31, 2020, Equity securities consisted of Level 1 money market mutual funds that are valued with prices quoted in active markets.
In managing its interest rate and credit risk, the Company may utilize derivative instruments including interest rate customer swaps, interest rate swaps, and risk participation agreements. As a service to its customers, the Company may utilize derivative instruments including customer foreign exchange forward contracts to manage its foreign exchange risk, if any. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities, and therefore, they have been categorized as a Level 2 measurement as of March 31, 2021 and December 31, 2020. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 8: Derivatives and Hedging Activities” for further details.
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
The Company has determined that the majority of inputs used to value its derivatives are within Level 2. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy as of March 31, 2021 and December 31, 2020.
Trading securities held in the "rabbi trust" consist of publicly traded mutual fund investments that are valued at prices quoted in active markets. Therefore, they have been categorized as Level 1 as of March 31, 2021 and December 31, 2020.
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
There were no transfers for assets or liabilities recorded at fair value on a recurring basis as of March 31, 2021 and December 31, 2020. There were no Level 3 assets valued on a recurring basis at March 31, 2021 or December 31, 2020. There were no changes in the valuation techniques used for measuring the fair value.
The following tables present the Company’s assets measured at fair value on a non-recurring basis during the periods ended March 31, 2021 and March 31, 2020, aggregated by the level in the fair value hierarchy within which those measurements fall.

	As of March 31, 2021	Fair value measurements at reporting date using:			Gain (losses) from fair value changes
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended March 31, 2021
	(In thousands)
Assets:
Impaired loans (1)	$5,205	$—	$—	$5,205	$(435)
_____________________
(1)Collateral-dependent impaired loans held as of March 31, 2021 that had write-downs or recoveries in fair value or whose specific reserve changed during the three months ended March 31, 2021.

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
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	As of March 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$5,205	Appraisals of Collateral	Discount for costs to sell	5% - 10%	5%
			Appraisal adjustments	—%	—%

	As of March 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized	Weighted Average of Inputs Utilized
	(In thousands)
Impaired Loans	$97	Appraisals of Collateral	Discount for costs to sell	10% - 10%	10%
			Appraisal adjustments	—%	—%
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables present the carrying values and fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis:

	As of March 31, 2021
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$1,389,943	$1,389,943	$1,389,943	$—	$—
Investment securities held-to-maturity	31,943	32,631	—	32,631	—
Loans held for sale	8,434	8,431	—	8,431	—
Loans, net	7,142,315	7,035,003	—	—	7,035,003
Other financial assets	56,917	56,917	—	56,917	—
FINANCIAL LIABILITIES:
Deposits	9,147,618	9,148,568	—	9,148,568	—
Securities sold under agreements to repurchase	46,262	46,262	—	46,262	—
Federal Home Loan Bank borrowings	115,019	115,410	—	115,410	—
Junior subordinated debentures	106,363	69,863	—	—	69,863
Other financial liabilities	1,751	1,751	—	1,751	—

	As of December 31, 2020
	Book Value	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$1,055,588	$1,055,588	$1,055,588	$—	$—
Investment securities held-to-maturity	35,223	35,942	—	35,942	—
Loans held for sale	17,421	17,782	—	17,782	—
Loans, net	7,023,071	6,980,202	—	—	6,980,202
Other financial assets	57,654	57,654	—	57,654	—
FINANCIAL LIABILITIES:
Deposits	8,595,366	8,596,193	—	8,596,193	—
Securities sold under agreements to repurchase	53,472	53,472	—	53,472	—
Federal Home Loan Bank borrowings	114,659	115,284	—	115,284	—
Junior subordinated debentures	106,363	69,863	—	—	69,863
Other financial liabilities	1,734	1,734	—	1,734	—
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
Investment securities held-to-maturity
Investment securities held-to-maturity consist of Mortgage-backed securities as of March 31, 2021 and December 31, 2020. The Mortgage-backed securities are fixed income instruments that are not quoted on an exchange but may be traded in active markets. The fair value of these securities is based on quoted market prices obtained from external pricing services. The principal market for our securities portfolio is the secondary institutional market, with an exit price that is predominantly reflective of bid level pricing in that market. Accordingly, Investment securities held-to-maturity Mortgage-backed securities are classified as Level 2 measurement.
There were no transfers of the Company's financial instruments that are not measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020.
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
Other financial assets
Other financial assets consist of accrued interest and fees receivable, and stock in the Federal Home Loan Bank of Boston (“FHLB”) and the Federal Reserve Bank of Boston (“FRB”), for which the carrying amount approximates fair value, and these assets are classified as Level 2 measurements.
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
Federal Home Loan Bank borrowings
The fair values reported for FHLB borrowings are estimated based on the discounted value of contractual cash flows. The discount rate used is based on the Bank’s estimated current incremental borrowing rate for FHLB borrowings with similar maturities, and therefore, these borrowings have been classified as Level 2 measurements.
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
The following table presents a summary of the loan portfolio based on the portfolio segment as of the dates indicated:

	March 31, 2021	December 31, 2020
	(In thousands)
Commercial and industrial	$668,217	$558,343
Paycheck Protection Program	351,170	312,356
Commercial tax-exempt	488,507	442,159
Commercial real estate	2,697,677	2,757,375
Construction and land	181,482	159,204
Residential	2,632,554	2,677,464
Home equity	71,752	77,364
Consumer and other	124,966	120,044
Total	$7,216,325	$7,104,309
The following table presents nonaccrual loans receivable by class of receivable as of the dates indicated:

	March 31, 2021	December 31, 2020
	(In thousands)
Commercial and industrial	$4,766	$4,394
Commercial real estate	5,859	5,261
Residential	14,475	13,780
Home equity	651	415
Consumer and other	13	1
Total	$25,764	$23,851
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, although infrequent, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans 90 days or more past due, but still accruing, as of both March 31, 2021 and December 31, 2020. The Bank’s policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six consecutive months). For troubled debt restructured loans (“TDRs”), a return to accrual status generally requires timely payments for a period of six months in accordance with the restructured loan terms, along with meeting other criteria.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables show the payment status of loans receivable by class of receivable as of the dates indicated:

	March 31, 2021
	Accruing Past Due			Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Total Accruing Past Due	Current	30-89 Days Past Due	90 Days or Greater Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$2,914	$—	$2,914	$1,832	$1,914	$1,020	$4,766	$660,537	$668,217
Paycheck Protection Program	—	—	—	—	—	—	—	351,170	351,170
Commercial tax-exempt	—	—	—	—	—	—	—	488,507	488,507
Commercial real estate	—	—	—	601	—	5,258	5,859	2,691,818	2,697,677
Construction and land	—	—	—	—	—	—	—	181,482	181,482
Residential	4,044	—	4,044	8,838	1,655	3,982	14,475	2,614,035	2,632,554
Home equity	104	—	104	611	—	40	651	70,997	71,752
Consumer and other	173	14	187	13	—	—	13	124,766	124,966
Total	$7,235	$14	$7,249	$11,895	$3,569	$10,300	$25,764	$7,183,312	$7,216,325

	December 31, 2020
	Accruing Past Due			Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Total Accruing Past Due	Current	30-89 Days Past Due	90 Days or Greater Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$1,837	$522	$2,359	$3,934	$87	$373	$4,394	$551,590	$558,343
Paycheck Protection Program	—	—	—	—	—	—	—	312,356	312,356
Commercial tax-exempt	—	—	—	—	—	—	—	442,159	442,159
Commercial real estate	136	491	627	—	—	5,261	5,261	2,751,487	2,757,375
Construction and land	—	—	—	—	—	—	—	159,204	159,204
Residential	10,960	4,538	15,498	8,183	1,521	4,076	13,780	2,648,186	2,677,464
Home equity	1,107	256	1,363	228	—	187	415	75,586	77,364
Consumer and other	15	—	15	—	1	—	1	120,028	120,044
Total	$14,055	$5,807	$19,862	$12,345	$1,609	$9,897	$23,851	$7,060,596	$7,104,309
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
Credit quality indicators
The Bank uses a risk rating system to monitor the credit quality of its loan portfolio. Loan classifications are assessments made by the Bank of the status of the loans based on the facts and circumstances known to the Bank, including management’s judgment, at the time of assessment. Some or all of these classifications may change in the future if there are unexpected changes in the financial condition of the borrower, including but not limited to, changes resulting from deterioration in employment levels, general business and economic conditions on a national basis or in the local markets in which the Bank operates adversely affecting, among other things, real estate values. Such conditions, as well as other factors which adversely affect borrowers’ ability to service or repay loans, typically result in changes in loan default and charge-off rates, and increased provisions for loan losses, which would adversely affect the Company’s financial performance and financial condition. These circumstances are not entirely foreseeable and, as a result, it may not be possible to accurately reflect them in the Company’s analysis of credit risk. Generally, only commercial loans, including commercial real estate, other commercial and industrial loans, commercial tax-exempt loans, and construction and land loans, are given a numerical grade.
A summary of the rating system used by the Bank is included here from Part II. Item 8. “Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, follows:
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables present the loan portfolio’s credit risk profile by internally assigned grade and class of receivable as of the dates indicated:

	March 31, 2021
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Classified (1)	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$623,253	$12,795	$27,403	$4,766	$668,217
Paycheck Protection Program	351,170	—	—	—	351,170
Commercial tax-exempt	485,720	2,787	—	—	488,507
Commercial real estate	2,452,482	133,609	105,727	5,859	2,697,677
Construction and land	178,501	2,981	—	—	181,482
Residential	2,615,079	—	3,000	14,475	2,632,554
Home equity	71,101	—	—	651	71,752
Consumer and other	124,653	300	—	13	124,966
Total	$6,901,959	$152,472	$136,130	$25,764	$7,216,325

	December 31, 2020
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Classified (1)	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$519,680	$11,314	$22,955	$4,394	$558,343
Paycheck Protection Program	312,356	—	—	—	312,356
Commercial tax-exempt	434,850	2,806	4,503	—	442,159
Commercial real estate	2,505,424	170,521	76,169	5,261	2,757,375
Construction and land	156,908	2,296	—	—	159,204
Residential	2,660,684	—	3,000	13,780	2,677,464
Home equity	76,693	—	256	415	77,364
Consumer and other	119,743	300	—	1	120,044
Total	$6,786,338	$187,237	$106,883	$23,851	$7,104,309
______________________
(1) Accruing Classified may include both Substandard and Doubtful classifications.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables present the loan portfolio’s credit risk profile by loan origination year and class of receivable as of the dates indicated:

	March 31, 2021
	Loan Origination Year By Loan Grade or Nonaccrual Status
	2021	2020	2019	2018	2017	Prior	Revolving	Revolving Converted to Term (2)	Total
	(In thousands)
Commercial and industrial
Pass	$22,837	$92,124	$71,592	$57,958	$12,334	$56,994	$301,010	$8,404	$623,253
Special Mention	—	321	4,919	952	—	2,588	3,764	251	12,795
Accruing Classified (1)	4,600	1,992	195	6,241	659	63	7,709	5,944	27,403
Nonaccrual	—	—	375	346	16	903	884	2,242	4,766
Total	$27,437	$94,437	$77,081	$65,497	$13,009	$60,548	$313,367	$16,841	$668,217
Paycheck Protection Program
Pass	$113,041	$238,129	$—	$—	$—	$—	$—	$—	$351,170
Total	$113,041	$238,129	$—	$—	$—	$—	$—	$—	$351,170
Commercial tax-exempt
Pass	$—	$89,135	$38,215	$40,285	$24,410	$290,684	$—	$2,991	$485,720
Special Mention	—	—	—	—	—	2,787	—	—	2,787
Total	$—	$89,135	$38,215	$40,285	$24,410	$293,471	$—	$2,991	$488,507
Commercial real estate
Pass	$65,639	$264,428	$444,717	$248,987	$301,316	$1,022,447	$90,477	$14,471	$2,452,482
Special Mention	—	18,253	15,913	2,317	17,744	79,382	—	—	133,609
Accruing Classified (1)	—	5,586	49,581	23,964	12,787	13,809	—	—	105,727
Nonaccrual	—	—	5,212	—	598	—	49	—	5,859
Total	$65,639	$288,267	$515,423	$275,268	$332,445	$1,115,638	$90,526	$14,471	$2,697,677
Construction and land
Pass	$6,774	$57,925	$73,762	$21,550	$16,262	$2,228	$—	$—	$178,501
Special Mention	—	—	—	2,981	—	—	—	—	2,981
Total	$6,774	$57,925	$73,762	$24,531	$16,262	$2,228	$—	$—	$181,482
Residential
Pass	$138,273	$599,553	$436,633	$338,505	$348,499	$753,601	$—	$15	$2,615,079
Accruing Classified (1)	—	—	—	—	—	3,000	—	—	3,000
Nonaccrual	—	—	603	473	2,373	11,026	—	—	14,475
Total	$138,273	$599,553	$437,236	$338,978	$350,872	$767,627	$—	$15	$2,632,554
Home equity
Pass	$—	$—	$—	$—	$—	$1,367	$59,919	$9,815	$71,101
Nonaccrual	—	—	—	—	—	256	139	256	651
Total	$—	$—	$—	$—	$—	$1,623	$60,058	$10,071	$71,752
Consumer and other
Pass	$964	$653	$147	$19	$—	$593	$122,277	$—	$124,653
Special Mention	—	—	—	—	—	—	300	—	300
Nonaccrual	—	—	—	—	—	—	13	—	13
Total	$964	$653	$147	$19	$—	$593	$122,590	$—	$124,966
Total
Pass	$347,528	$1,341,947	$1,065,066	$707,304	$702,821	$2,127,914	$573,683	$35,696	$6,901,959
Special Mention	—	18,574	20,832	6,250	17,744	84,757	4,064	251	152,472
Accruing Classified (1)	4,600	7,578	49,776	30,205	13,446	16,872	7,709	5,944	136,130
Nonaccrual	—	—	6,190	819	2,987	12,185	1,085	2,498	25,764
Total	$352,128	$1,368,099	$1,141,864	$744,578	$736,998	$2,241,728	$586,541	$44,389	$7,216,325
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
The following tables present, by class of receivable, the balance of impaired loans with and without a related allowance, the associated allowance for those impaired loans with a related allowance, and the total unpaid principal on impaired loans:

	As of and for the three months ended March 31, 2021
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$3,806	$3,880	n/a	$3,594	$—
Paycheck Protection Program	—	—	n/a	—	—
Commercial tax-exempt	—	—	n/a	—	—
Commercial real estate	—	—	n/a	1,303	—
Construction and land	—	—	n/a	—	—
Residential	14,710	14,974	n/a	14,564	90
Home equity (2)	355	355	n/a	362	8
Consumer and other	—	—	n/a	—	—
Subtotal	$18,871	$19,209	n/a	$19,823	$98
With an allowance recorded:
Commercial and industrial	$610	$629	$541	$789	$—
Paycheck Protection Program	—	—	—	—	—
Commercial tax-exempt	—	—	—	—	—
Commercial real estate	5,261	5,434	125	3,958	—
Construction and land	—	—	—	—	—
Residential	341	341	51	384	2
Home equity	256	256	17	256	—
Consumer and other	—	—	—	—	—
Subtotal	$6,468	$6,660	$734	$5,387	$2
Total:
Commercial and industrial	$4,416	$4,509	$541	$4,383	$—
Paycheck Protection Program	—	—	—	—	—
Commercial tax-exempt	—	—	—	—	—
Commercial real estate	5,261	5,434	125	5,261	—
Construction and land	—	—	—	—	—
Residential	15,051	15,315	51	14,948	92
Home equity (2)	611	611	17	618	8
Consumer and other	—	—	—	—	—
Total	$25,339	$25,869	$734	$25,210	$100
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
As of March 31, 2021, the Bank has pledged $2.2 billion of loans in a blanket lien agreement with the FHLB. The Bank also has $320.7 million of loans pledged as collateral at the FRB for access to their discount window. As of December 31, 2020, the Bank had pledged $2.2 billion of loans to the FHLB and $332.8 million of loans to the FRB.
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. These loans are outside of the guidelines to not be considered a TDR by recent regulatory guidance. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. As of March 31, 2021 and December 31, 2020, TDRs totaled $14.0 million and $13.9 million, respectively. As of March 31, 2021, $7.1 million of the $14.0 million in TDRs were on accrual status. As of December 31, 2020, $7.2 million of the $13.9 million in TDRs were on accrual status.
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
The following tables present the balance of TDRs that were restructured or defaulted during the periods indicated:

	As of and for the three months ended March 31, 2021
	Restructured Year to Date			TDRs that defaulted in the Year to Date that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
	(In thousands, except number of loans)
Residential and home equity (1)	1	$220	$220	—	$—
Total	1	$220	$220	—	$—
_____________________
(1)Represents the following type of concession: extension of maturity

	As of and for the three months ended March 31, 2020
	Restructured Year to Date			TDRs that defaulted in the Year to Date that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
	(In thousands, except number of loans)
Commercial and industrial (1)	1	$50	$50	—	$—
Residential and home equity (2)	1	2,373	2,373	—	—
Total	2	$2,423	$2,423	—	$—
_____________________
(1)Represents the following type of concession: extension of maturity and reduction in interest rate.
(2)Represents the following type of concession: payment deferral.
In response to the COVID-19 pandemic, the Bank initiated a mortgage deferment program under which principal and interest payments on qualifying loans are generally deferred for initially three months and the loan term is extended three months; if requested, the loan may be deferred for a subsequent three months. Loans that are deferred under the program are not considered TDRs or past due based on current regulatory guidance. In total, approximately 365 Residential and home equity loans totaling approximately $220.0 million have been processed under the program. As of March 31, 2021, approximately 47 loans totaling approximately $20.0 million remain in deferral under the program.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
Additionally, in response to the COVID-19 pandemic, the Bank initiated a program where it offered qualified Commercial and industrial borrowers principal payment deferrals for six months, with the deferred principal added to the last payment. In total, approximately 85 Commercial and industrial loans totaling approximately $125.0 million have been processed under the program. As of March 31, 2021, approximately four loans totaling approximately $5.7 million remain in deferral under the program.
Loan participations serviced for others and loans serviced for others are not included in the Company’s total loans. The following table presents a summary of the loan participations serviced for others and loans serviced for others based on class of receivable as of the dates indicated:

	March 31, 2021	December 31, 2020
	(In thousands)
Commercial and industrial	$110,284	$110,589
Commercial tax-exempt	22,845	17,604
Commercial real estate	136,019	130,551
Construction and land	102,422	93,874
Total loan participations serviced for others	$371,570	$352,618

Residential	$146,080	$168,110
Total loans serviced for others	$146,080	$168,110
Total loans include deferred loan origination (fees)/costs, net, of $(2.1) million and $0.3 million as of March 31, 2021 and December 31, 2020, respectively
7.    Allowance for Loan Losses
The Allowance for loan losses is established based upon the Company's current estimate of expected lifetime credit losses on loans measured at amortized cost.
Under the CECL methodology, which the Company adopted on January 1, 2020, the Company estimates credit losses on a collective basis per segment for loans sharing similar risk characteristics using a quantitative model combined with an assessment of certain qualitative factors designed to address risks not incorporated in the quantitative model output. The quantitative model utilizes economic factors and our selected peer group’s historical default and loss experience to estimate expected credit losses. The expected credit losses are the product of multiplying the Company’s estimates of probability of default, net loss given default, and individual loan level exposure at default on an undiscounted basis. The model estimates expected credit losses using loan level data over the contractual life of the exposure, considering the effect of estimated prepayment and curtailment rates which are derived from the Company's recent historical experience on the remaining portfolio segment balance over the life of the portfolio. Reasonable and supportable economic forecasts are incorporated into the estimate over a reasonable and supportable forecast period, beyond which is a reversion to the historical long-run average of the macroeconomic variables. Management has determined a reasonable and supportable period of two years and a straight line reversion period of twelve months to be appropriate for purposes of estimating expected credit losses. Management also applies a weight to the various forecasts chosen to determine the reasonable and supportable economic forecasts. The Company's qualitative assessment includes the following factors:
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
Loan losses are charged against the Allowance for loan losses when management's assessments confirm that the Company will not collect the full amortized cost basis of a loan. Subsequent recoveries, if any, are credited to the Allowance for loan losses when collected.
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
The Allowance for loan losses, reported as a reduction of outstanding loan balances, totaled $74.0 million and $81.2 million as of March 31, 2021 and December 31, 2020, respectively.
Beginning in the second quarter of 2020, the Company made a change to the loan portfolio segmentation as it relates to the Allowance for loan losses, adding the segment Paycheck Protection Program ("PPP"). For the period ended March 31, 2020, there were no loans in this segment as the SBA initiated the program in the second quarter of 2020 in response to the COVID-19 pandemic.
The following table presents a summary of the changes in the Allowance for loan losses for the periods indicated:

	As of and for the three months ended March 31,
	2021	2020
	(In thousands)
Allowance for loan losses, beginning of period:
Commercial and industrial	$8,985	$10,048
Paycheck Protection Program	159	n/a
Commercial tax-exempt	2,550	6,016
Commercial real estate	51,161	40,765
Construction and land	4,041	5,119
Residential	12,864	8,857
Home equity	293	778
Consumer and other	1,185	399
Total Allowance for loan losses, beginning of period	$81,238	$71,982
Impact of adopting ASU 2016-13:
Commercial and industrial	n/a	(565)
Paycheck Protection Program	n/a	n/a
Commercial tax-exempt	n/a	(4,409)
Commercial real estate	n/a	(14,455)
Construction and land	n/a	(2,158)
Residential	n/a	685
Home equity	n/a	(535)
Consumer and other	n/a	1,052
Total impact of adopting ASU 2016-13	n/a	$(20,385)
Allowance for loan losses, beginning of period, net	$81,238	$51,597
Provision/(credit) for loan losses:
Commercial and industrial	$2,017	$1,245
Paycheck Protection Program	20	n/a
Commercial tax-exempt	35	320
Commercial real estate	(5,404)	10,270
Construction and land	(788)	2,748
Residential	(2,689)	2,237
Home equity	(64)	(72)
Consumer and other	(131)	214
Total provision/(credit) for loan losses	$(7,004)	$16,962

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the three months ended March 31,
	2021	2020
	(In thousands)
Loans charged -off:
Commercial and industrial	$(297)	$(518)
Paycheck Protection Program	—	n/a
Commercial tax-exempt	—	—
Commercial real estate	—	—
Construction and land	—	—
Residential	—	—
Home equity	—	—
Consumer and other	—	(10)
Total charge-offs	$(297)	$(528)
Recoveries on loans previously charged-off:
Commercial and industrial	$39	$45
Paycheck Protection Program	—	n/a
Commercial tax-exempt	—	—
Commercial real estate	—	—
Construction and land	—	—
Residential	3	—
Home equity	—	132
Consumer and other	31	3
Total recoveries	$73	$180
Allowance for loan losses, end of period:
Commercial and industrial	$10,744	$10,255
Paycheck Protection Program	179	n/a
Commercial tax-exempt	2,585	1,927
Commercial real estate	45,757	36,580
Construction and land	3,253	5,709
Residential	10,178	11,779
Home equity	229	303
Consumer and other	1,085	1,658
Total Allowance for loan losses, end of period	$74,010	$68,211
The balance of the Allowance for loan losses of $74.0 million as of March 31, 2021 represents a decrease of $7.2 million from December 31, 2020. During the three months ended March 31, 2021, the Company recognized a Provision credit of $7.0 million. The decrease in the Allowance for loan losses for the three months ended March 31, 2021 was primarily driven by the latest current reasonable and supportable economic forecasts, which indicated improving economic conditions from the prior quarter, as well as a change in the weighting of the forecast scenarios used to account for risks and assumptions not incorporated in the forecasts. These improvements were partially offset by the net impact of the change in the composition and volume of the loan portfolio.
The balance of reserve for unfunded loan commitments of $4.5 million as of March 31, 2021 represents a decrease of $2.0 million from December 31, 2020. The change was primarily driven by the latest current reasonable and supportable economic forecasts, which indicated improving economic conditions from the prior quarter, as well as a change in the weighting of the forecast scenarios used to account for risks and assumptions not incorporated in the forecasts. Changes in the balance of reserve for unfunded loan commitments are recognized as Other expense within Total operating expense.
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
The following tables present the Company’s Allowance for loan losses and loan portfolio as of March 31, 2021 and December 31, 2020 by portfolio segment, disaggregated by method of impairment analysis. The Company had no loans acquired with deteriorated credit quality as of March 31, 2021 or December 31, 2020.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	March 31, 2021
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses
	(In thousands)
Commercial and industrial	$4,416	$541	$663,801	$10,203	$668,217	$10,744
Paycheck Protection Program	—	—	351,170	179	351,170	179
Commercial tax-exempt	—	—	488,507	2,585	488,507	2,585
Commercial real estate	5,261	125	2,692,416	45,632	2,697,677	45,757
Construction and land	—	—	181,482	3,253	181,482	3,253
Residential	15,051	51	2,617,503	10,127	2,632,554	10,178
Home equity	611	17	71,141	212	71,752	229
Consumer and other	—	—	124,966	1,085	124,966	1,085
Total	$25,339	$734	$7,190,986	$73,276	$7,216,325	$74,010

	December 31, 2020
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses	Recorded investment (loan balance)	Allowance for loan losses
	(In thousands)
Commercial and industrial	$4,315	$279	$554,028	$8,706	$558,343	$8,985
Paycheck Protection Program	—	—	312,356	159	312,356	159
Commercial tax-exempt	—	—	442,159	2,550	442,159	2,550
Commercial real estate	5,262	50	2,752,113	51,111	2,757,375	51,161
Construction and land	—	—	159,204	4,041	159,204	4,041
Residential	14,942	54	2,662,522	12,810	2,677,464	12,864
Home equity	623	17	76,741	276	77,364	293
Consumer and other	—	—	120,044	1,185	120,044	1,185
Total	$25,142	$400	$7,079,167	$80,838	$7,104,309	$81,238

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
The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020:

	March 31, 2021				December 31, 2020
	Asset derivatives		Liability derivatives		Asset derivatives		Liability derivatives
	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)	Balance sheet location	Fair value (1)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$—	Other liabilities	$157	Other assets	$—	Other liabilities	$228
Derivatives not designated as hedging instruments:
Interest rate customer swaps	Other assets	53,682	Other liabilities	54,529	Other assets	83,255	Other liabilities	84,590
Risk participation agreements	Other assets	28	Other liabilities	211	Other assets	49	Other liabilities	375
Total		$53,710		$54,897		$83,304		$85,193
_____________________
(1)For additional details, see Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 5: Fair Value Measurements.”
The following table presents the effect of the Company’s derivative financial instruments on Accumulated other comprehensive income for the three months ended March 31, 2021 and 2020:

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives		Location of gain or (loss) reclassified from accumulated OCI into income	Amount of gain or (loss) reclassified from accumulated OCI into income
	Three months ended March 31,			Three months ended March 31,
	2021	2020		2021	2020
	(In thousands)			(In thousands)
Interest rate swaps	$8	$—	Interest income/(expense)	$(63)	$—
Total	$8	$—		$(63)	$—
The following table presents the effect of the Company’s derivative financial instruments in the Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020:

	Location of gain or (loss) reclassified from accumulated OCI into income	Amount of gain or (loss) recognized in income on cash flow hedging relationships
		Three months ended March 31,
		2021	2020
		(In thousands)
Total amounts of income and (expense) line items presented in the Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	Interest income/(expense)	$(63)	$—
The effects of cash flow hedging:
Gain or (loss) on cash flow hedging relationships in ASC 815
Interest contracts - amount of gain or (loss) reclassified from Accumulated other comprehensive income into income	Interest income/(expense)	$(63)	$—

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
The Bank has agreements with its derivative counterparties that contain provisions where, if the Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Bank could also be declared in default on its derivative obligations. The Bank was in compliance with these provisions as of March 31, 2021 and December 31, 2020.
The Bank also has agreements with certain of its derivative counterparties that contain provisions where, if the Bank fails to maintain its status as a well- or adequately-capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations under the agreements. The Bank was in compliance with these provisions as of March 31, 2021 and December 31, 2020.
Certain of the Bank’s agreements with its derivative counterparties contain provisions where, if specified, events or conditions occur that materially change the Bank’s creditworthiness in an adverse manner, the Bank may be required to fully collateralize its obligations under the derivative instruments. The Bank was in compliance with these provisions as of March 31, 2021 and December 31, 2020.
As of March 31, 2021 and December 31, 2020, the termination amounts related to collateral determinations of derivatives in a liability position were $51.7 million and $85.6 million, respectively. The Bank has minimum collateral posting thresholds with its derivative counterparties. As of March 31, 2021 and December 31, 2020, the Bank had pledged securities with a market value of $54.3 million and $86.7 million, respectively, against its obligations under these agreements. The collateral posted is typically greater than the current liability position; however, due to timing of liability position changes at period end, the funding of a collateral shortfall may take place shortly following period end.
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
The one interest rate swap entered into during 2020 has a notional amount of $100 million and a term of eighteen months from its effective date. The interest rate swap will effectively fix the Bank's interest payments on $100 million of rolling three-month FHLB advances at a rate of 0.48%.
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
Non-designated hedges
Derivatives not designated as hedges are not speculative and result from different services the Bank provides to qualified commercial clients. The Bank offers certain derivative products directly to such clients. The Bank economically hedges derivative transactions executed with commercial clients by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of these programs are not designated in ASC 815-qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset through earnings. The net effect on earnings is primarily driven by changes in the credit valuation adjustment (“CVA”). The CVA represents the dollar amount of fair value adjustment related to nonperformance risk of both the Bank and its counterparties. Fees earned in connection with the execution of derivatives related to this program are recognized in the Consolidated Statements of Operations in Other income. The Bank has interest rate swaps and caps related to this program with an aggregate notional amount of $1.7 billion as of March 31, 2021 and December 31, 2020. As of March 31, 2021 and December 31, 2020, there were no foreign currency exchange contracts related to this program.
In addition, as a participant lender, the Bank has guaranteed performance on the pro-rated portion of swaps executed by other financial institutions. As the participant lender, the Bank is providing a partial guarantee, but is not a direct party to the related swap transactions. The Bank has no obligations under the risk participation agreements unless the borrower defaults on their swap transaction with the lead bank and the swap is in a liability position to the borrower. In that instance, the Bank has agreed to pay the lead bank a portion of the swap’s termination value at the time of the default. The derivative transactions entered into as part of these agreements are not designated, as per ASC 815, as qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. As of March 31, 2021 and December 31, 2020, there were seven of these risk participation transactions with an aggregate notional amount of $57.0 million and $57.4 million, respectively.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
The Bank has also participated out to other financial institutions a pro-rated portion of swaps executed by the Bank. The other financial institution has no obligations under the risk participation agreements unless the borrowers default on their swap transactions with the Bank and the swaps are in liability positions to the borrower. In those instances, the other financial institution has agreed to pay the Bank a portion of the swap’s termination value at the time of the default. The derivative transactions entered into as part of these agreements are not designated, as per ASC 815, as qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. As of March 31, 2021 and December 31, 2020, there were five of these risk participation transactions with an aggregate notional amount of $30.2 million.
The following table presents the effect of the Bank’s derivative financial instruments not designated as hedging instruments in the Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020.

		Amount of gain or (loss), net, recognized in income on derivatives
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivatives	Three months ended March 31,
		2021	2020
		(In thousands)
Interest rate swaps	Other income/(expense)	$488	$(555)
Risk participation agreements	Other income/(expense)	144	(202)
Total		$632	$(757)
9.    Income Taxes
The following table presents the components of Income tax expense and effective tax rates for the periods indicated:

	Three months ended March 31,
	2021	2020
	(In thousands)
Income before income taxes	$16,728	$908
Income tax expense	6,076	102
Net income before attribution to noncontrolling interests	$10,652	$806
Effective tax rate	36.3%	11.2%
The effective tax rate for the three months ended March 31, 2021 of 36.3%, with related tax expense of $6.1 million, was calculated based on a forecasted 2021 annual effective tax rate. The effective tax rate is more than the statutory rate of 21% due primarily to Merger costs related to the proposed merger with SVB, state and local income taxes, and the accounting for investments in affordable housing projects. These items were partially offset by earnings from tax-exempt investments and income tax credits. During the first quarter of 2021, the Company recorded a tax expense of approximately $3.0 million due to certain Merger costs related to the proposed merger with SVB that are expected to be non-deductible.
The effective tax for the three months ended March 31, 2020 of 11.2%, with related tax expense of $0.1 million, was calculated based on a forecasted 2020 annual effective tax rate. The effective tax rate was less than the statutory rate of 21% due primarily to earnings from tax-exempt investments and income tax credits, partially offset by state and local income taxes and the accounting for investments in affordable housing projects.
The effective tax rate for the three months ended March 31, 2021 is more than the effective tax rate for the same period in 2020 due primarily to the higher level of income in 2021 as compared to 2020 and as a result of approximately $3.0 million tax expense recorded discretely in the first quarter of 2021 due to the expected non-deductible Merger costs.
10.    Noncontrolling Interests
Noncontrolling interests consist of equity owned by management of the Company’s majority-owned affiliate, DGHM. Net income attributable to noncontrolling interests in the Consolidated Statements of Operations, if any, represents the net income allocated to the noncontrolling interest owners of DGHM. Net income allocated to the noncontrolling interest owners was zero and $6 thousand for the three months ended March 31, 2021 and 2020, respectively.
On the Consolidated Balance Sheets, noncontrolling interests are included as the sum of the capital and undistributed profits allocated to the noncontrolling interest owners. Typically, this balance is included in a company’s permanent shareholders’ equity in the Consolidated Balance Sheets. When the noncontrolling interest owners’ rights include certain redemption features, as described in ASC 480, Distinguishing Liabilities from Equity, such redeemable noncontrolling interests are classified as mezzanine equity and are not included in permanent shareholders’ equity. Due to the redemption features of the noncontrolling interests of DGHM, the Company had Redeemable noncontrolling interests held in mezzanine equity in the accompanying Consolidated Balance Sheets of zero as of March 31, 2021 and December 31, 2020. The aggregate amount of

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
such Redeemable noncontrolling equity interests are recorded at the estimated maximum redemption values. The Company had no noncontrolling interests included in permanent shareholder’s equity at March 31, 2021 and December 31, 2020.
The DGHM operating agreement provides the Company and/or the noncontrolling interest holders with contingent call and put options and mandatory repurchase obligations used for the orderly transfer of noncontrolling equity interests between the noncontrolling interest holders and the Company at contractually predetermined values. This agreement is discussed in Part II. Item 8. “Financial Statements and Supplementary Data - Note 14: Noncontrolling Interests” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
The interests in DGHM take the form of limited liability company units. There are various events that could trigger a put, call or mandatory repurchase, such as a change in control, death, disability, retirement, resignation or termination. The terms of these rights and obligations are governed by the operating agreement of DGHM.
The following table presents a roll-forward of the Company’s Redeemable noncontrolling interests for the periods indicated:

	Three months ended March 31,
	2021	2020
	(In thousands)
Redeemable noncontrolling interests at beginning of period	$—	$1,383
Net income attributable to noncontrolling interests	—	6
Distributions	—	(6)
Purchases/(sales) of ownership interests	—	(64)
Amortization of equity compensation	7	8
Adjustments to fair value	(7)	(1,327)
Redeemable noncontrolling interests at end of period	$—	$—
11.    Accumulated Other Comprehensive Income
The following table presents a summary of the amounts reclassified from the Company's Accumulated other comprehensive income/(loss) for the three months ended March 31, 2021 and 2020:

Description of component of Accumulated other comprehensive income/(loss)	Three months ended March 31,		Affected line item in Statement of Operations
	2021	2020
	(In thousands)
Net realized gain/(loss) on cash flow hedges:
Hedges related to deposits:
Pre-tax gain/(loss)	$(63)	$—	Interest income/(expense)
Tax (expense)/benefit	19	—	Income tax (expense)/benefit
Total reclassifications for the period, net of tax	$(44)	$—	Net income/(loss) attributable to the Company
The following table presents the after-tax changes in the components of the Company’s Accumulated other comprehensive income/(loss) for the three months ended March 31, 2021 and 2020:

	Components of Accumulated other comprehensive income/(loss)
	Unrealized gain/(loss) on Investment securities available-for-sale	Unrealized gain/(loss) on cash flow hedges	Unrealized gain/(loss) on other	Accumulated other comprehensive income/(loss)
	(In thousands)
Balance at December 31, 2019	$8,435	$—	$(860)	$7,575
Other comprehensive income/(loss) before reclassifications	14,489	—	—	14,489
Other comprehensive income/(loss), net	14,489	—	—	14,489
Balance at March 31, 2020	$22,924	$—	$(860)	$22,064

Balance at December 31, 2020	$32,672	$(162)	$(825)	$31,685
Other comprehensive income/(loss) before reclassifications	(17,993)	6	—	(17,987)
Reclassified from other comprehensive income/(loss)	—	44	—	44
Other comprehensive income/(loss), net	(17,993)	50	—	(17,943)
Balance at March 31, 2021	$14,679	$(112)	$(825)	$13,742

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)
12.    Restructuring
There were no restructuring charges for the three months ended March 31, 2021 and 2020.
The following table presents a summary of the restructuring activity for the three months ended March 31, 2021 and 2020:

	Severance Charges	Other Associated Costs	Total
	(In thousands)
Accrued charges at December 31, 2020	$—	$789	$789
Costs paid	—	—	—
Accrued charges at March 31, 2021	$—	$789	$789

Accrued charges at December 31, 2019	$526	$789	$1,315
Costs paid	(434)	—	(434)
Accrued charges at March 31, 2020	$92	$789	$881
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
Wealth management and trust fees
Wealth management and trust fees are earned for providing wealth management, retirement plan advisory, family office, financial planning, trust services, and other financial advisory services to clients. The Company’s performance obligation under these contracts is satisfied over time as the services are provided. Fees are recognized monthly based on the average monthly, beginning-of-quarter, or, for a small number of clients, end-of-quarter market value of the AUM and the applicable fee rate, depending on the terms of the contracts. Fees are also recognized monthly based either on a fixed fee amount or are based on the quarter-end (in arrears) market value of the AUM and the applicable fee rate, depending on the terms of the contracts. No performance-based incentives are earned under wealth management contracts. Receivables are recorded on the Consolidated Balance Sheets in the Fees receivable line item. Deferred revenues of $6.3 million and $6.1 million as of March 31, 2021 and December 31, 2020, respectively, are recorded on the Consolidated Balance Sheets within Other liabilities.
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
The following table presents the fee income considered in-scope of ASC 606 by contracts with customers:

	Three months ended March 31,
	2021	2020
	(In thousands)
Fees and other income:
Wealth management and trust fees	$19,136	$18,371
Investment management fees	489	1,925
Other income	874	752
Revenue from contracts with customers	20,499	21,048
Other non-interest income not within the scope of ASC 606	5,671	473
Total non-interest income	$26,170	$21,521
14.    Lease Accounting
In accordance with ASC 842, Leases (“ASC 842”), the Company recognizes Lease liabilities and Right-of-use ("ROU") assets on the Consolidated Balance Sheets for all leases with a term longer than 12 months. ROU assets obtained in exchange for lease liabilities are net of tenant improvement allowances and deferred rent. Leases are classified as operating, with respective classification impacting the pattern and method of expense recognition in the Consolidated Statements of Operations.
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
The Company, as lessee, has 27 equipment leases classified as operating leases. The terms of the equipment leases are fixed payments outlined within the respective contracts and generally range from three to five years. The Bank uses its incremental borrowing rate at the commencement date of the lease in determining the present value of lease payments. No other significant judgments or assumptions were made in applying the requirements of ASU 2016-02.
The following table presents information about the Company's leases as of the dates indicated.

	Three months ended March 31,
	2021	2020
	(In thousands)
Lease cost
Operating lease cost	$5,007	$4,601
Short-term lease cost	58	48
Variable lease cost	3	(9)
Less: Sublease income	(38)	(28)
Total operating lease cost	$5,030	$4,612

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Three months ended March 31,
	2021	2020
	(In thousands, except years and percentages)
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,222	$5,100
ROU assets obtained in exchange for new operating lease liabilities (1)	$1,541	$443
Weighted-average remaining lease term for operating leases	7.5 years	7.9 years
Weighted-average discount rate for operating leases	3.0%	3.2%
______________________
(1) Operating lease liabilities were impacted by the modification and addition of real estate leases and the addition of equipment leases for the three months ended March 31, 2021.
The Company is obligated for minimum payments under non-cancelable operating leases. In accordance with the terms of these leases, the Company is currently committed to minimum annual payments as follows as of March 31, 2021:

March 31, 2021
(In thousands)
Remainder of 2021	$15,814
2022	21,334
2023	19,846
2024	13,884
2025	12,541
Thereafter	39,918
Total future minimum lease payments	123,337
Less: Amounts representing interest	(16,194)
Present value of net future minimum lease payments	$107,143
15.    Recent Accounting Pronouncements
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
As of and for the three months ended March 31, 2021
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
Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, the negative impacts and disruptions of the COVID-19 pandemic and measures taken to contain its spread on our employees, customers, business operations, credit quality, financial position, liquidity and results of operations; the risk that a condition to closing of the proposed merger may not be satisfied; the risk that a regulatory approval that may be required for the proposed merger is not obtained or is obtained subject to conditions that are not anticipated; the effect of the announcement of the proposed merger on our ability to maintain relationships with our key partners, customers and employees, and on our operating results and business generally; the occurrence of any event, change or other circumstance that could give rise to the right of one or both parties to terminate the Merger Agreement providing for our proposed merger with SVB Financial Group; changes in customer behavior; the possibility that future credits losses are higher than currently expected due to changes in economic assumptions, customer behavior or adverse economic developments; turbulence in the capital and debt markets; changes in interest rates; increases in loan defaults and charge-off rates; decreases in the value of securities and other assets; changes in loan loss reserves; decreases in deposit levels necessitating increased borrowing to fund loans and investments; competitive pressures from other financial institutions; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; changes in regulation; reputational risk relating to the Company’s participation in the Paycheck Protection Program and other pandemic-related legislative and regulatory initiatives and programs; risks that goodwill and intangibles recorded in the Company’s financial statements will become impaired; the risk that the Company’s deferred tax asset may not be realized; risks related to the identification and implementation of acquisitions, dispositions and restructurings; changes in assumptions used in making such forward-looking statements, as well as the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

Executive Summary
The Company offers a wide range of private banking, wealth management, and trust services to high net worth individuals, families, businesses and select institutions through its two reportable segments: (i) Private Banking and (ii) Wealth Management and Trust. This Executive Summary provides an overview of the most significant aspects of the Company's operating segments and operations in the first quarter of 2021. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

	As of and for the three months ended March 31,
	2021	2020	$ Change	% Change
	(In thousands, except per share data and percentages)
Total revenue	$85,647	$78,778	$6,869	9%
Provision/(credit) for loan losses	(7,004)	16,962	(23,966)	nm
Total operating expense	75,923	60,908	15,015	25%
Net income before attribution to noncontrolling interests	10,652	806	9,846	nm
Net income attributable to noncontrolling interests	—	6	(6)	(100)%
Net income attributable to the Company	10,652	800	9,852	nm
Diluted earnings per share attributable to common shareholders	$0.13	$0.01	$0.12	nm

ASSETS UNDER MANAGEMENT AND ADVISORY (“AUM”):
Wealth Management and Trust	$17,002,000	$13,497,000	$3,505,000	26%
Other (1)	196,000	1,016,000	(820,000)	(81)%
Total AUM	$17,198,000	$14,513,000	$2,685,000	19%
_____________________
nm = not meaningful
(1) Includes results from Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”)
Net income attributable to the Company was $10.7 million and $0.8 million for the three months ended March 31, 2021 and March 31, 2020, respectively. The Company recognized Diluted earnings per share attributable to common shareholders of $0.13 and $0.01 for the three months ended March 31, 2021 and March 31, 2020, respectively. Key items that affected the Company’s results in the first quarter of 2021 compared to the same period of 2020 include:
▪The provision for loan losses was a credit of $7.0 million for the three months ended March 31, 2021, compared to an expense of $17.0 million for the same period of 2020. During the first quarter of 2021, the Company recognized a total provision credit of $9.0 million, which included a Provision credit for loan losses of $7.0 million, and separately, a reserve credit of $2.0 million for unfunded loan commitments, recognized as Other expense within Operating expense.
•The decrease in the Allowance for loan losses for the three months ended March 31, 2021 was primarily driven by the latest current reasonable and supportable economic forecasts, which indicated improving economic conditions from the prior quarter, as well as a change in the weighting of the forecast scenarios used to account for risks and assumptions not incorporated in the forecasts. These improvements were partially offset by the net impact of the change in the composition and volume of the loan portfolio.
▪Total revenue increased $6.9 million to $85.6 million for the three months ended March 31, 2021, compared to the same period of 2020 as described below.
•Total fees and other income increased $4.6 million, or 22%, to $26.2 million for the three months ended March 31, 2021, compared to the same period of 2020. The increase was primarily driven by higher Other income as a result of a gain related to the revaluation of a receivable from the divestiture of former affiliate Bingham, Osborn & Scarborough, LLC ("BOS"), the impact of mark-to-market on derivatives and deferred compensation securities, and higher gain on sale of secondary loans. Total fees and other income represents 31% of Total revenue for the three months ended March 31, 2021, compared to 27% of Total revenue for the same period of 2020.
•Net interest income increased $2.2 million, or 4%, to $59.5 million for the three months ended March 31, 2021, compared to the same period of 2020. The increase in Net interest income was primarily driven by the addition of income related to the Paycheck Protection Program ("PPP") and lower funding costs, partially offset by lower interest on interest-earning assets. Net interest margin (“NIM”) was 2.45% for the three months ended March 31, 2021, a decrease of 31 basis points compared to the same period in 2020. Although Net interest income increased, the decrease in NIM was primarily driven by excess cash balances held at lower yields.

▪Total operating expense increased $15.0 million, or 25%, to $75.9 million for the three months ended March 31, 2021, compared to the same period of 2020. The increase was primarily driven by costs related to the proposed merger with SVB Financial Group ("SVB"), increases in Salaries and employee benefits expense due to increases in variable compensation, and Information systems expense as a result of new IT initiatives being placed in service, partially offset by lower Other expense driven by the off-balance sheet provision credit.
▪For the three months ended March 31, 2021, total loans increased $112.0 million, or 2%, while total deposits increased $552.3 million, or 6%, from December 31, 2020. The increase in loans was primarily driven by higher Commercial and industrial loans, as well as higher PPP loans, while the increase in deposits was primarily driven by new and existing clients maintaining additional cash liquidity. The Company’s loan-to-deposit ratio decreased from 83% as of December 31, 2020 to 79% as of March 31, 2021, driven by strong deposit inflows. Deposits are the Company’s primary source of funds to originate loans. If the Company has excess deposits, the Company may seek to earn a better yield by investing excess cash in loan growth, purchasing investment securities or other cash management strategies.
▪Income tax expense for the three months ended March 31, 2021 was $6.1 million, compared to $0.1 million for the same period in 2020. The effective tax rate for the three months ended March 31, 2021 was 36.3%, compared to an effective tax rate of 11.2% for the same period of 2020. The effective tax rate is more than the statutory rate of 21% due primarily to Merger costs related to the proposed merger with SVB, state and local income taxes, and the accounting for investments in affordable housing projects. These items were partially offset by earnings from tax-exempt investments and income tax credits. During the first quarter of 2021, the Company recorded a tax expense of approximately $3.0 million due to certain Merger costs related to the proposed merger with SVB that are expected to be non-deductible.
The Company’s Private Banking segment reported Net income attributable to the Company of $21.8 million in the first quarter of 2021, compared to $0.6 million for the same period of 2020. Net income attributable to the Company increased $21.3 million from the same period in 2020, primarily driven by a decrease in Provision for loan losses of $24.0 million, as well as an increase in Total revenue of $4.8 million. These items were partially offset by an increase in Income tax expense of $5.7 million, as well as an increase of $1.9 million in Operating expense primarily due to increases in Salaries and employee benefits expense, and Information systems expense as a result of new IT initiatives being placed in service.
The Company’s Wealth Management and Trust segment reported Net income attributable to the Company of $1.2 million in the first quarter of 2021, compared to $2.0 million for the same period of 2020. The decrease of $0.8 million, or 40%, was primarily driven by an increase of $2.0 million in Operating expense, partially offset by an increase of $0.6 million in Total revenue. The increase in Operating expense was primarily driven by increases in Salaries and employee benefits expense, and Information systems expense as a result of new IT initiatives being placed in service to support the Company's strategic objectives. The increase in Total revenue was driven by the impact of higher AUM on fee revenues. Wealth Management and Trust AUM increased $3.5 billion, or 26%, to $17.0 billion at March 31, 2021 from $13.5 billion at March 31, 2020. The increase in AUM was primarily driven by favorable market returns of $3.6 billion, partially offset by total net outflows of $0.1 billion for the twelve months ended March 31, 2021.
Announced Merger
On January 4, 2021, the Company announced that it entered into an Agreement and Plan of Merger (the "Merger Agreement") with SVB, pursuant to which SVB will acquire the Company. On May 4, 2021, the shareholders of the Company approved the Merger Agreement. The transaction is expected to close mid-2021, subject to the satisfaction of customary closing conditions, including the receipt of regulatory approvals.
Impact of the COVID-19 Pandemic
The COVID-19 pandemic has caused, and continues to cause, substantial disruptions to the global economy and to the customers and communities that we serve. In response to the pandemic, the Company implemented business continuity contingency plans, including company-wide remote working arrangements. We are also focused on supporting our clients who may be experiencing a financial hardship due to the COVID-19 pandemic, including by participating in the Small Business Administration’s (the “SBA”) PPP and offering loan deferrals and forbearance as needed, including our mortgage deferment program and Commercial and industrial loan deferment program, and creating the Commercial real estate second loan program. We will continue to evaluate this fluid situation and take additional actions as necessary.
Participation in the PPP
The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") initially appropriated $349 billion for “paycheck protection loans” through the PPP. The amount appropriated was subsequently increased to $659 billion. The CARES Act provided funding to the SBA for use for the PPP. Under the terms of the PPP, certain businesses can apply for loans through qualified financial institutions, such as the Bank, based on eligibility criteria. The PPP provides loans to eligible businesses with an initial term of up to five years at an interest rate of 1.0%. Loans issued under the PPP will be forgiven if the borrower uses at least 60% of the proceeds on payroll costs and other eligible costs such as utilities or rent for a period of up to

24 weeks, following the loan funding date. This was changed from 75% and 8 weeks by the Paycheck Protection Program Flexibility Act signed into law on June 5, 2020. The SBA has issued an interim final rule in which it has provided that a lender may rely on certifications made by a borrower to determine the borrower’s eligibility for a PPP loan and use of loan proceeds, subject to a good faith review, and to determine the qualifying loan amount and eligibility for loan forgiveness. Additionally, on December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the "Economic Aid Act") was enacted which, among other items, provides for a second round of PPP loans.
Loans issued by participating financial institutions are 100% guaranteed by the SBA. Banks will receive a processing fee from the SBA from 1.0% to 5.0% based on the size of the loan. Loans up to $350 thousand will have a 5.0% fee, loans between $350 thousand and $2.0 million will have a 3.0% fee, and loans greater than $2.0 million will have a 1.0% fee.
In conjunction with the PPP, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) has created a lending facility for qualified financial institutions. The Paycheck Protection Program Liquidity Facility (the “PPPLF”) will extend credit to depository institutions with a term of up to five years at an interest rate of 0.35%. Only loans issued under the PPP can be pledged as collateral to access the facility. As of March 31, 2021, the Bank has not participated in the PPPLF.
As of March 31, 2021, the Bank processed 1,594 loans totaling $511.1 million under the PPP program, primarily in the second quarter of 2020 and the first quarter of 2021. The Bank has received $15.5 million in processing fees from the SBA, which is netted against the principal balance on the Consolidated Balance Sheets and will be accreted through net interest income on a straight-line basis over the life of the loan. If a loan is forgiven or otherwise paid off, the remainder of the processing fee will be accreted through net interest income. As of March 31, 2021, the balance of PPP loans was $351.2 million, and $8.2 million was accreted through net interest income. On May 5, 2021, the SBA stopped accepting PPP loan applications from most lenders, including the Company, because PPP funding has been exhausted.
Mortgage deferment program
In response to the COVID-19 pandemic, the Bank initiated a mortgage deferment program under which principal and interest payments on qualifying loans are generally deferred for initially three months and the loan term is extended three months; if requested, the loan may be deferred for a subsequent three months. Loans that are deferred under the program are not considered TDRs or past due based on current regulatory guidance. In total, approximately 365 residential and home equity loans totaling approximately $220.0 million have been processed under the program. As of March 31, 2021, approximately 47 loans totaling approximately $20.0 million remain in deferral under the program. Approximately 13 loans totaling $1.5 million are delinquent on payment terms as of March 31, 2021 after the deferral expired, primarily First Time Home Buyer loans as defined by the U.S. Department of Housing and Urban Development, while the remainder have expired with the loans returning to payment.
Commercial and industrial loan deferment program
Also in response to the COVID-19 pandemic, the Bank initiated a program offering qualified Commercial and industrial borrowers principal payment deferral for six months, with the deferred principal added to the last payment. In total, approximately 85 Commercial and industrial loans totaling approximately $125.0 million have been processed under the program. As of March 31, 2021, approximately four loans totaling approximately $5.7 million remain in deferral under the program, while the remainder have expired with the loans returning to payment. Of the loans that came off deferral, no loans are delinquent on payment terms as of March 31, 2021.
Commercial real estate second loan program
In response to the COVID-19 pandemic, the Bank also initiated a program to offer qualifying Commercial real estate borrowers a second mortgage to cover up to one year of principal and interest payments. In order to qualify for the loan, the total exposure after receiving the second mortgage for each borrower could not exceed a 75% loan-to-value ratio, and the loans were required to be current at the time of application, amongst other conditions. In total, borrowers with approximately 240 existing loans totaling $1.3 billion requested and were approved for these second mortgages, representing approximately 50% of the Commercial real estate loan balance. As of March 31, 2021, the borrowers associated with the $1.3 billion of existing loans received approximately $69.9 million in additional funding under this program. The Company does not anticipate a material increase in the $69.9 million balance of new loans in the future, and the principal balance will amortize down over the life of the loan, generally five years. The 12 month coverage period for debt service reserve balances will elapse in the second quarter of 2021.
In addition to, and outside of the Commercial real estate second loan program, the Bank offered qualified Commercial real estate borrowers principal payment deferral for up to twelve months, with the deferred principal added to the balance due at maturity. In total, approximately ten Commercial real estate borrowers with loans totaling approximately $55.0 million accepted this accommodation. As of March 31, 2021, one borrower with loans totaling $4.7 million remains in deferral. Of the loans that came off deferral, no loans are delinquent on payment terms as of March 31, 2021. The entire Commercial real estate portfolio will continue to be monitored for credit deterioration regardless of their participation in the plan.
Credit quality and Allowance for loan loss

The Company continues to monitor and evaluate the impact of the COVID-19 pandemic on the credit quality of our assets. Total criticized and classified loans as of March 31, 2021 was $314.4 million, an increase of $3.6 million, or 1%, linked quarter. During the first quarter of 2021, the Company recognized a total net provision credit of $9.0 million. The decrease in the Allowance for loan losses for the three months ended March 31, 2021 was primarily driven by the latest current reasonable and supportable economic forecasts, which indicated improving economic conditions from the prior quarter, as well as a change in the weighting of the forecast scenarios used to account for risks and assumptions not incorporated in the forecasts. These improvements were partially offset by the net impact of the change in the composition and volume of the loan portfolio.
Other accounting matters
There have been no significant changes to judgments in determining the fair value of assets or liabilities, and there have been no material impairments of financial assets. The Company will continue to monitor the fair value of assets to determine if trigger events exist to warrant further impairment testing.
Critical Accounting Policies
Critical accounting policies reflect significant judgments and uncertainties, which could potentially result in materially different results under different assumptions and conditions. The Company believes that its most critical accounting policy upon which its financial condition depends, which involves the most complex or subjective decisions or assessments, is the Allowance for loan losses. This policy is discussed in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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
Results of operations for the three months ended March 31, 2021 versus March 31, 2020
Net income. The Company recorded Net income attributable to the Company for the three months ended March 31, 2021 of $10.7 million, compared to Net income attributable to the Company of $0.8 million for the same respective period in 2020.

The Company recognized Diluted earnings per share attributable to common shareholders for the three months ended March 31, 2021 of $0.13 per share, compared to Diluted earnings per share attributable to common shareholders of $0.01 per share for the same respective period in 2020. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 2: Earnings Per Share” for further detail on adjustments made to arrive at income available to common shareholders.
The following table presents selected financial highlights:

	Three months ended March 31,		$ Change	% Change
	2021	2020
	(In thousands, except percentages)
Net interest income	$59,477	$57,257	$2,220	4%
Fees and other income	26,170	21,521	4,649	22%
Total revenue	85,647	78,778	6,869	9%
Provision/(credit) for loan losses	(7,004)	16,962	(23,966)	nm
Operating expense	75,923	60,908	15,015	25%
Income tax expense	6,076	102	5,974	nm
Net income before attribution to noncontrolling interests	10,652	806	9,846	nm
Less: Net income attributable to noncontrolling interests	—	6	(6)	(100)%
Net income attributable to the Company	$10,652	$800	$9,852	nm
_____________________
nm = not meaningful
Net interest income. Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference between the average rate earned on total interest-earning assets and the average rate paid on total interest-bearing liabilities. NIM is the amount of net interest income expressed as a percentage of average interest-earning assets. The average rate earned on interest-earning assets is the amount of annualized interest income expressed as a percentage of average interest-earning assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities. When credit quality declines and loans are placed on nonaccrual status, NIM can decrease because the same assets are earning less income. Loans graded as substandard but still accruing interest income totaled $136.1 million at March 31, 2021 and could be placed on nonaccrual status if their credit quality declines further.
Net interest income for the three months ended March 31, 2021 was $59.5 million, an increase of $2.2 million, or 4%, compared to the same period in 2020. The increase was primarily driven by the addition of PPP-related income and lower funding costs, partially offset by lower interest earned on interest-earning assets. NIM was 2.45% for the three months ended March 31, 2021, a decrease of 31 basis points compared to the same period in 2020. Although Net interest income increased, the decrease in NIM was primarily driven by excess cash balances held at lower yields.

The following tables present the composition of the Company’s NIM for the three months ended March 31, 2021 and 2020.

	Average Balance		Interest Income/Expense		Average Yield/Rate (1)
	As of and for the three months ended March 31,
AVERAGE BALANCE SHEET:	2021	2020	2021	2020	2021	2020
AVERAGE ASSETS	(In thousands)
Interest-earning assets:
Cash and investments: (2)
Taxable investment securities	$203,856	$201,174	$782	$868	1.54%	1.73%
Non-taxable investment securities	322,057	315,681	2,045	1,998	2.54%	2.53%
Mortgage-backed securities	810,754	520,629	3,437	2,787	1.70%	2.14%
Short-term investments and other	1,238,677	147,482	593	1,071	0.19%	2.89%
Total cash and investments	2,575,344	1,184,966	6,857	6,724	1.07%	2.27%
Loans: (3)
Commercial and industrial	1,034,369	1,148,986	8,352	10,724	3.23%	3.69%
Paycheck Protection Program	326,695	—	3,629	—	4.44%	—%
Commercial real estate	2,723,249	2,582,305	23,187	27,482	3.41%	4.21%
Construction and land	165,350	233,324	1,605	2,572	3.88%	4.36%
Residential	2,667,440	2,850,833	20,226	23,468	3.03%	3.29%
Home equity	76,336	86,048	551	952	2.93%	4.45%
Consumer and other	121,900	132,237	486	1,160	1.62%	3.53%
Total loans	7,115,339	7,033,733	58,036	66,358	3.26%	3.75%
Total earning assets	9,690,683	8,218,699	64,893	73,082	2.68%	3.54%
Less: Allowance for loan losses	81,125	51,730
Cash and due from banks (non-interest bearing)	38,897	49,571
Other assets	631,970	562,851
TOTAL AVERAGE ASSETS	$10,280,425	$8,779,391
AVERAGE LIABILITIES, RNCI, AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and NOW	$877,100	$638,926	$180	$232	0.08%	0.15%
Money market	4,911,146	3,753,045	3,831	9,657	0.32%	1.03%
Certificates of deposit	489,037	668,818	680	2,907	0.56%	1.75%
Total interest-bearing deposits	6,277,283	5,060,789	4,691	12,796	0.30%	1.02%
Junior subordinated debentures	106,363	106,363	481	917	1.81%	3.41%
FHLB borrowings and other	180,234	455,813	244	2,112	0.54%	1.83%
Total interest-bearing liabilities	6,563,880	5,622,965	5,416	15,825	0.33%	1.13%
Noninterest bearing demand deposits	2,551,651	2,046,102
Payables and other liabilities	285,453	270,371
Total average liabilities	9,400,984	7,939,438
Redeemable noncontrolling interests	—	1,018
Average shareholders’ equity	879,441	838,935
TOTAL AVERAGE LIABILITIES, RNCI, AND SHAREHOLDERS’ EQUITY	$10,280,425	$8,779,391
Net interest income			$59,477	$57,257
Interest rate spread					2.35%	2.41%
NIM					2.45%	2.76%
__________________
(1) Annualized.
(2) Investments classified as available-for-sale and held-to-maturity are shown in the average balance sheet at amortized cost.
(3) Includes loans held for sale and nonaccrual loans.
Interest and dividend income. Total interest and dividend income for the three months ended March 31, 2021 was $64.9 million, a decrease of $8.2 million, or 11%, compared to the same period in 2020. The decrease was primarily driven by lower yields on loans and investments, partially offset by higher volumes of loans and investments.
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
Interest income on Commercial and industrial loans (including Commercial loans and Commercial tax-exempt loans) for the three months ended March 31, 2021 was $8.4 million, a decrease of $2.4 million, or 22%, compared to the same period in 2020, as a result of a 46 basis point decrease in the average yield and a 10% decrease in the average balance. The decrease in the average yield was primarily the result of decreases to the interest rate benchmarks to which the variable rate loans are tied and lower yields on recent loan originations. The decrease in the average balance was related primarily to lower revolving line of credit usage.
Interest income on PPP loans for the three months ended March 31, 2021 was $3.6 million. The Company began earning interest income on PPP loans in the second quarter of 2020. Interest income on PPP loans includes interest earned on the loans and the accretion of origination fees over the life of the loans. If a loan is forgiven or otherwise paid off, the remainder of the processing fee will be accreted through Net interest income. As of March 31, 2021, approximately $151.4 million of loans were forgiven by the SBA and a total of $8.2 million was accreted through Net interest income.
Interest income on Commercial real estate loans for the three months ended March 31, 2021 was $23.2 million, a decrease of $4.3 million, or 16%, compared to the same period in 2020, as a result of a 80 basis point decrease in the average yield, partially offset by a 5% increase in the average balance. The decrease in the average yield was primarily the result of decreases to the interest rate benchmarks to which the variable rate loans are tied and lower yields on recent loan originations. The increase in the average balance was related primarily to the addition of approximately $80.0 million of loans under the Commercial real estate second loan program as part of relief measures provided to clients as a result of the COVID-19 pandemic, and the conversion of two loans from construction to permanent financing during the fourth quarter of 2020.
Interest income on Construction and land loans for the three months ended March 31, 2021 was $1.6 million, a decrease of $1.0 million, or 38%, compared to the same period in 2020, as a result of a 48 basis point decrease in the average yield, and a 29% decrease in the average balance. The overall yields on Construction and land loans fluctuate due to the short-term nature of the loans and the related impact of draws and payoffs. Due to the relatively low balances in Construction and land loans, a large drawdown or paydown can result in a significant change in the overall yield depending on the interest rate of the particular loans that caused the balance changes. The decrease in the average yield was primarily the result of decreases to the interest rate benchmarks to which the variable rate loans are tied. The decrease in the average balance was related primarily to payoffs in New England and Southern California, as well as the conversion of two loans from construction to permanent financing during the fourth quarter of 2020.
Interest income on Residential mortgage loans for the three months ended March 31, 2021 was $20.2 million, a decrease of $3.2 million, or 14%, from the same period in 2020, as a result of a 26 basis point decrease in the average yield and a 6% decrease in the average balance. The decrease in the average yield was primarily the result of decreases to the interest rate benchmarks to which the variable rate loans are tied and lower yields on recent loan originations. The decrease in the average balance was primarily driven by the sale of approximately $72.0 million of Residential loans in the third quarter of 2020 and slowed originations throughout 2020 and the first quarter of 2021.
Interest income on Home equity loans for the three months ended March 31, 2021 was $0.6 million, a decrease of $0.4 million, or 42%, compared to the same period in 2020, as a result of a 152 basis point decrease in the average yield and an 11% decrease in the average balance. The decrease in the average yield was primarily the result of decreases to the interest rate benchmarks to which the variable rate loans are tied. The decrease in the average balance was primarily driven by reduced demand as a result of economic uncertainty related to the COVID-19 pandemic.
Interest income on Other consumer loans for the three months ended March 31, 2021 was $0.5 million, a decrease of $0.7 million, or 58%, compared to the same period in 2020, as a result of a 191 basis point decrease in the average yield and an 8% decrease in the average balance. The decrease in the average yield was primarily the result of decreases to the interest rate benchmarks to which the variable rate loans are tied. The decrease in the average balance was primarily driven by strategic decisions to slow new consumer loan growth.
Investment income for the three months ended March 31, 2021 was $6.9 million, an increase of $0.1 million, or 2%, compared to the same period in 2020, as a result of a 117% increase in the average balance, partially offset by a 120 basis point decrease in the average yield. The increase in the average balance was primarily due to investing additional cash from higher client deposit balances. The decrease in the average yield was primarily due to the lower interest rate environment.

Interest expense. Total interest expense for the three months ended March 31, 2021 was $5.4 million, a decrease of $10.4 million, or 66%, compared to the same period in 2020. The decrease in interest expense was primarily driven by the impact of lower rates on interest-bearing deposits and borrowings, as well as a decrease in the average volume of borrowings due to higher deposits, partially offset by an increase in the volume of interest-bearing deposits.
Interest expense on interest-bearing deposits for the three months ended March 31, 2021 was $4.7 million, a decrease of $8.1 million, or 63%, compared to the same period in 2020, as a result of a 72 basis point decrease in the average rate, partially offset by a 24% increase in the average balance. The decrease in the average rate paid on deposits was driven primarily by wholesale reductions in rates paid for deposit accounts given decreases in interest rates. The increase in the average balance for interest-bearing deposits was primarily driven by increases in deposits as clients hold additional cash deposit balances.
Interest expense paid on non-deposit interest-bearing liabilities for the three months ended March 31, 2021 was $0.7 million, a decrease of $2.3 million, or 76%, compared to the same period in 2020, as a result of a 129 basis point decrease in the average rate paid on FHLB borrowings and other borrowings, a 60% decrease in the average balance of FHLB borrowings and other borrowings, and a 160 basis point decrease in the average rate on Junior subordinated debentures. The decreases in the average rates paid were primarily driven by the decreases in benchmark interest rates to which the instruments are tied. The decrease in the average balance was primarily driven by the increase in client deposits reducing the need for higher-cost borrowings.
Provision/(credit) for loan losses. The Company recorded a Provision credit of $7.0 million for the three months ended March 31, 2021, compared to a Provision for loan losses of $17.0 million for the same period in 2020. The decrease in the Allowance for loan losses for the three months ended March 31, 2021 was primarily driven by the latest current reasonable and supportable economic forecasts, which indicated improving economic conditions from the prior quarter, as well as a change in the weighting of the forecast scenarios used to account for risks and assumptions not incorporated in the forecasts. These improvements were partially offset by the net impact of the change in the composition and volume of the loan portfolio. Under the CECL methodology, the Provision for loan losses required may be significantly affected by reasonable and supportable economic forecasts.
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
Fees and other income

	Three months ended March 31,		$ Change	% Change
	2021	2020
	(In thousands, except percentages)
Wealth management and trust fees	$19,136	$18,371	$765	4%
Investment management fees	489	1,925	(1,436)	(75)%
Other banking fee income	2,411	2,490	(79)	(3)%
Gain on sale of loans, net	747	100	647	nm
Total core fees and income	22,783	22,886	(103)	—%
Total other income	3,387	(1,365)	4,752	nm
Total fees and other income	$26,170	$21,521	$4,649	22%
_____________________
nm = not meaningful
Total fees and other income for the three months ended March 31, 2021 increased $4.6 million, or 22%, compared to the same period in 2020, primarily driven by higher Total other income, Wealth Management and trust fees, and Gain on sale of loans, net, partially offset by lower Investment management fees.
•Total other income for the three months ended March 31, 2021 increased $4.8 million, compared to the same period in 2020, driven primarily by a gain related to the revaluation of a receivable from the divestiture of former affiliate, BOS, and the impact of mark-to-market adjustments on derivatives and deferred compensation securities.

•Wealth management and trust fees for the three months ended March 31, 2021 increased $0.8 million, or 4%, compared to the same period in 2020, driven primarily by higher AUM. Wealth Management and Trust AUM was $17.0 billion at March 31, 2021, an increase of $3.5 billion, or 26%, compared to the same period in 2020. The increase in AUM was primarily driven by favorable market returns of $3.6 billion, partially offset by net outflows of $0.1 billion for the twelve months ended March 31, 2021.
•Gain on sale of loans, net, for the three months ended March 31, 2021 increased $0.6 million, compared to the same period in 2020, primarily driven by increased volume in the sale of secondary loans.
•Investment management fees for the three months ended March 31, 2021 decreased $1.4 million, or 75%, compared to the same period in 2020, driven primarily by lower AUM at DGHM. DGHM AUM was $0.2 billion at March 31, 2021, a decrease of $0.8 billion, or 81%, compared to the same period in 2020. The decrease in AUM was primarily driven by net outflows of $1.2 billion, partially offset by favorable market returns of $0.3 billion for the twelve months ended March 31, 2021.
Operating expense

	Three months ended March 31,		$ Change	% Change
	2021	2020
	(In thousands, except percentages)
Salaries and employee benefits	$40,904	$35,096	$5,808	17%
Occupancy and equipment	8,205	7,646	559	7%
Information systems	9,719	6,725	2,994	45%
Professional services	3,302	3,601	(299)	(8)%
Merger costs	10,665	—	10,665	nm
Marketing and business development	624	1,890	(1,266)	(67)%
Amortization of intangibles	667	715	(48)	(7)%
FDIC insurance	967	—	967	nm
Other	870	5,235	(4,365)	(83)%
Total operating expense	$75,923	$60,908	$15,015	25%
_____________________
nm = not meaningful
Total operating expense for the three months ended March 31, 2021 increased $15.0 million, or 25%, to $75.9 million, compared to the same period in 2020, driven by increases in Merger costs expense related to the proposed merger with SVB, Salaries and employee benefits expense, Information systems expense, and FDIC insurance expense, partially offset by decreases in Other expense and Marketing and business development.
•Merger costs expense for the three months ended March 31, 2021 was $10.7 million, and consisted primarily of legal and advisory fees related to the proposed merger with SVB that was announced in the first quarter of 2021.
•Salaries and employee benefits expense increased $5.8 million, or 17%, for the three months ended March 31, 2021, compared to the same period in 2020. The increase was primarily driven by increased variable compensation, the mark-to-market adjustment on deferred compensation securities, vacation accruals, and severance.
•Information systems expense increased $3.0 million, or 45%, for the three months ended March 31, 2021, compared to the same period in 2020. The increase was primarily driven by information technology initiatives placed into service to support the Company's strategic objectives.
•FDIC insurance expense increased $1.0 million for the three months ended March 31, 2021, compared to the same period in 2020. The increase was driven by an FDIC insurance assessment credit received in the third quarter of 2019, as the FDIC's Deposit Insurance Fund reserve ratio exceeded the target level. The credit was utilized in full by the end of the first quarter of 2020, and the Bank has resumed paying FDIC insurance.
•Other expense decreased $4.4 million, or 83%, for the three months ended March 31, 2021, compared to the same period in 2020. The decrease was primarily driven by a decrease to the reserve for unfunded loan commitments of $3.8 million for the three months ended March 31, 2021, compared to the same period in 2020. The change in the reserve was driven by the latest current reasonable and supportable economic forecasts, which indicated improving economic conditions from the prior quarter, as well as a change in the weighting of the forecast scenarios used to account for risks and assumptions not incorporated in the forecasts.
Income tax expense. Income tax expense for the three months ended March 31, 2021 was $6.1 million, compared to $0.1 million for the same period in 2020. The effective tax rate for the three months ended March 31, 2021 was 36.3%, compared to an effective tax rate of 11.2% for the same period of 2020. The effective tax rate is more than the statutory rate of 21% due primarily to Merger costs related to the proposed merger with SVB, state and local income taxes, and the accounting for investments in affordable housing projects. These items were partially offset by earnings from tax-exempt investments and income tax credits. During the first quarter of 2021, the Company recorded a tax expense of approximately $3.0 million due to certain Merger costs related to the proposed merger with SVB that are expected to be non-deductible. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 9: Income Taxes” for further detail.
Financial Condition
Condensed Consolidated Balance Sheets and Discussion

	March 31, 2021	December 31, 2020	$ Change	% Change
	(In thousands, except percentages)
Assets:
Total cash and investments	$2,829,653	$2,404,619	$425,034	18%
Loans held for sale	8,434	17,421	(8,987)	(52)%
Total loans	7,216,325	7,104,309	112,016	2%
Less: Allowance for loan losses	74,010	81,238	(7,228)	(9)%
Net loans	7,142,315	7,023,071	119,244	2%
Goodwill and intangible assets, net	65,996	66,663	(667)	(1)%
Right-of-use assets	93,224	97,859	(4,635)	(5)%
Other assets	398,870	439,100	(40,230)	(9)%
Total assets	$10,538,492	$10,048,733	$489,759	5%
Liabilities and Equity:
Deposits	$9,147,618	$8,595,366	$552,252	6%
Total borrowings	267,644	274,494	(6,850)	(2)%
Lease liabilities	107,143	112,339	(5,196)	(5)%
Other liabilities	157,664	198,526	(40,862)	(21)%
Total liabilities	9,680,069	9,180,725	499,344	5%
Total shareholders’ equity	858,423	868,008	(9,585)	(1)%
Total liabilities and shareholders’ equity	$10,538,492	$10,048,733	$489,759	5%
Total assets. Total assets increased $489.8 million, or 5%, to $10.5 billion at March 31, 2021 from $10.0 billion at December 31, 2020, primarily driven by increases in Total cash and investments and Net loans due to an increase in client deposits, which generated additional liquidity.
Total cash and investments. Total cash and investments (consisting of Cash and cash equivalents, Investment securities available-for-sale, Investment securities held-to-maturity, Equity securities at fair value, and Stock in the FHLB and FRB) increased $425.0 million, or 18%, from December 31, 2020. The increase was primarily driven by increases of $334.4 million, or 32%, in Cash and cash equivalents and $94.0 million, or 7%, in Investment securities available-for-sale and Equity securities at fair value. The increase in Cash and cash equivalents was primarily driven by an increase in deposits as clients maintained additional cash liquidity. Total cash and investments represents 27% of Total assets at March 31, 2021 and 24% of Total assets at December 31, 2020.
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
Investment maturities, redemptions, principal payments, and sales of securities, if any, net of purchases (includes Investment securities available-for-sale, Investment securities held-to-maturity, and Equity securities at fair value), used $118.6 million of cash during the three months ended March 31, 2021, compared to cash proceeds of $2.1 million in the same period in 2020. The timing of sales and reinvestments is based on various factors, including management’s evaluation of interest rate trends, credit risk, and the Company’s liquidity. The increase in the cash used during the three months ended March 31, 2021 was driven by the need to invest additional client deposits. The Company’s Investment securities available-for-sale portfolio carried a total of $34.1 million of unrealized gains and $14.1 million of unrealized losses at March 31, 2021, compared to $45.8 million of unrealized gains and $0.6 million of unrealized losses at December 31, 2020. The decrease in the total net unrealized gains was primarily driven by the increase in interest rates.
No impairment losses were recognized through earnings related to investment securities during the three months ended March 31, 2021 and 2020. The Company does not consider these investments to be credit impaired as the decline in fair value on investments is primarily attributed to changes in interest rates and not due to credit quality or other risk factors.
Additionally, at March 31, 2021 and December 31, 2020, the Company held $31.9 million and $35.2 million, respectively, of Investment securities held-to-maturity at amortized cost. All of the Investment securities held-to-maturity at

March 31, 2021 were mortgage-backed securities guaranteed by the U.S. government, U.S. government agencies, or government-sponsored entities. Given the recent strong deposits and excess cash balances, the Company may consider investing these funds in investment securities, thereby earning a better yield and improving overall return on these assets.
See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 4: Investments” for further details of the Company’s investment securities.
Loans held for sale. Loans held for sale at March 31, 2021 decreased $9.0 million, or 52%, to $8.4 million from the balance at December 31, 2020. The balance of Loans held for sale usually relates to the timing and volume of Residential loans originated for sale and the ultimate sale transaction, which is typically executed within a short time following the loan origination. From time to time, the Company may also sell loans that have been held in the loan portfolio. The sale of such loans may improve the Bank’s liquidity and capital position or may provide the Bank additional flexibility for more profitable and strategic future lending opportunities.
Goodwill and intangible assets, net. Goodwill and intangible assets, net at March 31, 2021 decreased $0.7 million, or 1%, to $66.0 million from the balance at December 31, 2020, due to Amortization of intangibles. There was no change to Goodwill during the three months ended March 31, 2021.
Goodwill is subject to annual impairment tests, or more frequently, if there is indication of impairment, based on guidance in ASC 350, Intangibles-Goodwill and Other. Long-lived intangible assets such as advisory contracts are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable in accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”).
Management performed its annual goodwill impairment testing during the fourth quarter of 2020. Based on the qualitative assessments, there was no indication of impairment. Management determined that there was not a trigger event from the economic conditions related to the COVID-19 pandemic or any other factors, and will continually monitor for triggering events that would warrant testing. Management will perform the annual goodwill impairment testing for this year in the fourth quarter of 2021. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 8: Goodwill and Other Intangible Assets” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information
Right-of-use assets. Right-of-use ("ROU") assets at March 31, 2021 decreased $4.6 million, or 5%, to $93.2 million, compared to the balance at December 31, 2020 due to amortization of ROU assets and impairment of lease assets, partially offset by the addition of new or renewed real estate leases and new equipment leases during the three months ended March 31, 2021. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 14: Lease Accounting” for further details.
Other assets. Other assets, as presented in the table above, consist of the following line items from the Consolidated Balance Sheets: Premises and equipment, net; Fees receivable; Accrued interest receivable; Deferred income taxes, net; and other receivables. Other assets at March 31, 2021 decreased $40.2 million, or 9%, to $398.9 million from the balance at December 31, 2020. These changes resulted from the following factors:
•Other assets, which consist primarily of bank-owned life insurance, investment in partnerships, prepaid expenses, interest rate derivatives, and other receivables decreased $41.6 million, or 12%, to $317.6 million at March 31, 2021 from $359.2 million at December 31, 2020. The decrease was primarily driven by a decrease in the market value of derivative assets.
•Deferred income taxes, net, increased $4.6 million, or 68%, to $11.4 million at March 31, 2021 from $6.8 million at December 31, 2020. The increase was due to the current year tax effect of other comprehensive loss of $7.2 million, partially offset by deferred tax expense of $2.6 million.
Deposits. Deposits at March 31, 2021 increased $552.3 million, or 6%, compared to the balance at December 31, 2020. The increase in deposits was primarily due to an increase in deposits from new and existing clients maintaining additional cash liquidity, as well as deposits related to the funding of PPP loans that have not yet been utilized. Average total deposits for the three months ended March 31, 2021 increased 24% from the same period in 2020 as shown in the average balance sheet driven by the same factors. For further details, see “Results of Operations” above.
Deposits are the principal source of the Bank’s funds for use in lending, investments, and liquidity. Deposit levels can fluctuate from quarter to quarter as a result of large short-term transactions by commercial clients. Seasonality can also affect the deposit balances.

The following table presents the composition of the Company’s deposits at March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Balance	as a % of total	Balance	as a % of total
	(In thousands, except percentages)
Demand deposits (non-interest bearing)	$2,651,733	29%	$2,481,676	29%
NOW (1)	819,995	9%	824,226	10%
Savings	86,897	1%	81,466	1%
Money market (1)	5,106,911	56%	4,699,882	55%
Certificates of deposit less than $100,000 (1)	30,014	—%	30,269	—%
Certificates of deposit $100,000 to $250,000	98,614	1%	102,133	1%
Certificates of deposit more than $250,000	353,454	4%	375,714	4%
Total deposits	$9,147,618	100%	$8,595,366	100%
_____________________
(1) Includes brokered deposits of $250.0 million at March 31, 2021 and December 31, 2020. Funds in the sweep deposit program between the Bank and Boston Private Wealth are not considered brokered deposits.
Total borrowings. Total borrowings (consisting of Securities sold under agreements to repurchase, FHLB borrowings, and Junior subordinated debentures) at March 31, 2021 decreased $6.9 million, or 2%, compared to the balance at December 31, 2020, driven by a decrease in repurchase agreements, partially offset by an increase in FHLB borrowings. The need for higher cost borrowings has decreased due to increased client deposits.
•Repurchase agreements decreased $7.2 million, or 13%, to $46.3 million at March 31, 2021 from $53.5 million at December 31, 2020. Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature.
•FHLB borrowings increased $0.4 million to $115.0 million at March 31, 2021 from $114.7 million at December 31, 2020. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth and to manage interest rate risk, but can also be used as an additional source of liquidity for the Bank.
Lease liabilities. Lease liabilities decreased $5.2 million, or 5%, to $107.1 million at March 31, 2021 compared to the balance at December 31, 2020 due to lease payments and impairment of leases, partially offset by the addition of new or renewed real estate leases and new equipment leases during the three months ended March 31, 2021. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 14: Lease Accounting” for further details of the Company’s leases.
Other liabilities. Other liabilities, which consist primarily of accrued interest, accrued employee benefits, interest rate derivatives, the unfunded portion of partnership investment commitments, and other accrued expenses, decreased $40.9 million, or 21%, to $157.7 million at March 31, 2021, compared to the balance at December 31, 2020. The decrease was primarily driven by a decrease in the market value adjustment on derivative liabilities and a decrease in accrued employee benefits driven by the payment of accrued variable compensation, bonuses, and employee benefits, partially offset by an increase in accrued legal expense driven by Merger costs related to the proposed merger with SVB.
Loan Portfolio and Credit Quality
Total loans. Total loans increased $112.0 million, or 2%, to $7.2 billion, or 68% of total assets, as of March 31, 2021, from $7.1 billion, or 71% of total assets, as of December 31, 2020. The following table presents a summary of the loan portfolio based on the portfolio segment and changes in balances as of the dates indicated:

	March 31, 2021	December 31, 2020	$ Change	% Change
	(In thousands, except percentages)
Commercial and industrial	$668,217	$558,343	$109,874	20%
Paycheck Protection Program	351,170	312,356	38,814	12%
Commercial tax-exempt	488,507	442,159	46,348	10%
Commercial real estate	2,697,677	2,757,375	(59,698)	(2)%
Construction and land	181,482	159,204	22,278	14%
Residential	2,632,554	2,677,464	(44,910)	(2)%
Home equity	71,752	77,364	(5,612)	(7)%
Consumer and other	124,966	120,044	4,922	4%
Total loans	$7,216,325	$7,104,309	$112,016	2%
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
Beginning in the second quarter of 2020, the Company added a segment for PPP loans originated. For the periods ended March 31, 2021 and December 31, 2020, there were $351.2 million and $312.4 million of PPP loans, respectively.
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
The Bank’s commercial real estate loan portfolio includes loans secured by the following types of collateral as of the dates indicated:

	March 31, 2021	December 31, 2020
	(In thousands)
Multifamily and residential investment	$982,493	$982,128
Retail	584,566	593,440
Office and medical	566,262	562,805
Manufacturing, industrial, and warehouse	257,360	261,083
Hospitality	172,849	173,741
Other	134,147	184,178
Total commercial real estate loans	$2,697,677	$2,757,375
Geographic concentration. The following tables present the Company’s outstanding loan balance concentrations as of the dates indicated based on the location of the regional offices to which they are attributed.

	As of March 31, 2021
	New England		Northern California		Southern California		Total
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands, except percentages)
Commercial and industrial	$555,336	7%	$37,256	1%	$75,625	1%	$668,217	9%
Paycheck Protection Program	174,443	2%	121,607	2%	55,120	1%	351,170	5%
Commercial tax-exempt	322,101	5%	156,245	2%	10,161	—%	488,507	7%
Commercial real estate	1,088,660	15%	876,019	12%	732,998	10%	2,697,677	37%
Construction and land	103,068	1%	34,373	1%	44,041	1%	181,482	3%
Residential	1,360,321	19%	516,301	7%	755,932	10%	2,632,554	36%
Home equity	45,142	1%	16,230	—%	10,380	—%	71,752	1%
Consumer and other	86,686	1%	1,781	—%	36,499	1%	124,966	2%
Total loans (1)	$3,735,757	51%	$1,759,812	25%	$1,720,756	24%	$7,216,325	100%

	As of December 31, 2020
	New England		Northern California		Southern California		Total
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands, except percentages)
Commercial and industrial	$437,235	6%	$38,650	1%	$82,458	1%	$558,343	8%
Paycheck Protection Program	162,373	2%	101,149	1%	48,834	1%	312,356	4%
Commercial tax-exempt	286,549	4%	145,014	2%	10,596	—%	442,159	6%
Commercial real estate	1,124,232	16%	904,174	13%	728,969	10%	2,757,375	39%
Construction and land	91,765	1%	27,775	—%	39,664	1%	159,204	2%
Residential	1,357,843	19%	539,608	8%	780,013	11%	2,677,464	38%
Home equity	51,070	1%	16,292	—%	10,002	—%	77,364	1%
Consumer and other	82,858	1%	4,020	—%	33,166	1%	120,044	2%
Total loans (1)	$3,593,925	50%	$1,776,682	25%	$1,733,702	25%	$7,104,309	100%
________________________

(1)Regional percentage totals may not foot due to rounding.
Allowance for loan losses. The Allowance for loan losses is reported as a reduction of outstanding loan balances and totaled $74.0 million and $81.2 million as of March 31, 2021 and December 31, 2020, respectively.
The Allowance for loan losses decreased $7.2 million to $74.0 million, or 1.03% of total loans, as of March 31, 2021 from $81.2 million, or 1.14% of total loans, as of December 31, 2020. The Company recognized a Provision credit of $7.0 million during the three months ended March 31, 2021. The decrease in the Allowance for loan losses for the three months ended March 31, 2021 was primarily driven by the latest current reasonable and supportable economic forecasts, which indicated improving economic conditions from the prior quarter, as well as a change in the weighting of the forecast scenarios used to account for risks and assumptions not incorporated in the forecasts. These improvements were partially offset by the net impact of the change in the composition and volume of the loan portfolio.
The following table presents a summary of loans charged-off, net of recoveries, by geography for the periods indicated. The geography assigned to the data is based on the location of the regional offices to which the loans are attributed.

	Three months ended March 31,
	2021	2020
	(In thousands)
Net loans (charged-off)/recovered:
New England	$20	$15
Northern California	9	122
Southern California	(253)	(485)
Total net loans (charged-off)/recovered	$(224)	$(348)
There were $0.2 million in net charge-offs recorded in the first quarter of 2021 compared to $0.3 million of net charge-offs for the same period of 2020.
Nonperforming assets. The Company’s nonperforming assets include nonaccrual loans and OREO, if any. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of deeds in lieu of foreclosure. As of March 31, 2021, nonperforming assets totaled $25.8 million, or 0.24% of total assets, an increase of $1.9 million, or 8%, compared to $23.9 million, or 0.24% of total assets, as of December 31, 2020.
The Bank’s policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest in accordance with the contractual terms of the loan agreement is in doubt. Despite a loan having a current payment status, if the Bank has reason to believe it may not collect all principal and interest on the loan in accordance with the related contractual terms, the Bank will generally discontinue the accrual of interest income and will apply any future interest payments received to principal. Of the $25.8 million of loans on nonaccrual status as of March 31, 2021, $11.9 million, or 46%, had a current payment status, $3.6 million, or 14%, were 30-89 days past due, and $10.3 million, or 40%, were 90 days or more past due. Of the $23.9 million of loans on nonaccrual status as of December 31, 2020, $12.4 million, or 52%, had a current payment status, $1.6 million, or 7%, were 30-89 days past due, and $9.9 million, or 41%, were 90 days or more past due.
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
Delinquencies. The past due status of a loan is determined in accordance with its contractual repayment terms. All loan types are reported past due when one scheduled payment is due and unpaid for 30 days or more. Loans 30-89 days past due decreased $12.7 million, or 64%, to $7.2 million as of March 31, 2021 from $19.9 million as of December 31, 2020. Loan delinquencies can be attributed to many factors, such as continuing weakness in, or deteriorating, economic conditions in the region in which the collateral is located, the loss of a tenant or lower lease rates for commercial borrowers, or the loss of income for consumers and the resulting liquidity impacts on the borrowers. The economic conditions created by the COVID-19 pandemic represent an example of an event that could cause an increase in delinquencies in future quarters. The Bank has instituted programs such as deferment programs, forbearance programs, and the commercial real estate second mortgage program to help borrowers who have been impacted by the COVID-19 pandemic. Further deterioration in the credit condition of these delinquent loans could lead to the loans going to nonaccrual status and/or being downgraded. Downgrades would generally result in additional charge-offs or provisions for loan losses. Past due loans may be included with accruing substandard loans.
In certain instances, although very infrequently, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans 90 days or more past due, but still accruing, as of both March 31, 2021 and December 31, 2020.

Impaired loans. Impaired loans individually evaluated for impairment in the Allowance for loan losses totaled $25.3 million as of March 31, 2021, an increase of $0.2 million, or .01%, compared to $25.1 million as of December 31, 2020. As of March 31, 2021, $6.5 million of the individually evaluated impaired loans had $0.7 million in specific reserve allocations. The remaining $18.8 million of individually evaluated impaired loans did not have specific reserve allocations due to the adequacy of collateral, prior charge-offs taken, interest collected and applied to principal, or a combination of these items. As of December 31, 2020, $2.7 million of individually evaluated impaired loans had $0.4 million in specific reserve allocations, and the remaining $22.4 million of individually evaluated impaired loans did not have specific reserve allocations.
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Bank’s loss mitigation activities which, among other things, could include rate reductions, payment extensions, and/or principal forgiveness. As of March 31, 2021 and December 31, 2020, TDRs totaled $14.0 million and $13.9 million, respectively. As of March 31, 2021, $7.1 million of the $14.0 million in TDRs were on accrual status. As of December 31, 2020, $7.2 million of the $13.9 million in TDRs were on accrual status.
In response to the COVID-19 pandemic, the Bank initiated a mortgage deferment program under which principal and interest payments on qualifying loans are generally deferred for initially three months and the loan term is extended three months; if requested, the loan may be deferred for a subsequent three months. Loans that are deferred under the program are not considered TDRs or past due based on current regulatory guidance. In total, approximately 365 residential and home equity loans totaling approximately $220.0 million have been processed under the program. As of March 31, 2021, approximately 47 loans totaling approximately $20.0 million remain in deferral under the program. Approximately 13 loans totaling $1.5 million are delinquent on payment terms as of March 31, 2021 after the deferral expired, primarily First Time Home Buyer loans as defined by the U.S. Department of Housing and Urban Development, while the remainder have expired with the loans returning to payment.
Also in response to the COVID-19 pandemic, the Bank initiated a program offering qualified Commercial and industrial borrowers principal payment deferral for six months, with the deferred principal added to the last payment. In total, approximately 85 Commercial and industrial loans totaling approximately $125.0 million have been processed under the program. As of March 31, 2021, approximately four loans totaling approximately $5.7 million remain in deferral under the program, while the remainder have expired with the loans returning to payment. Of the loans that came off deferral, no loans are delinquent on payment terms as of March 31, 2021.
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
As of March 31, 2021, the Bank has identified $136.1 million in potential problem loans, an increase of $29.2 million, or 27%, compared to $106.9 million as of December 31, 2020. Numerous factors impact the level of potential problem loans, including economic conditions and real estate values. These factors affect the borrower’s liquidity and, in some cases, the borrower’s ability to comply with loan covenants, such as debt service coverage. For instance, when there is a loss of a major tenant in a commercial real estate building, the appraised value of the building generally declines. Loans may be downgraded when this occurs as a result of the additional risk to the borrower in obtaining a new tenant in a timely manner and negotiating a lease with similar or better terms than the previous tenant. In many cases, these loans are still current and paying as agreed, although future performance may be impacted.

The following table presents a roll-forward of nonaccrual loans for the three months ended March 31, 2021 and 2020:

	As of and for the three months ended March 31,
	2021	2020
	(In thousands)
Nonaccrual loans, beginning of period	$23,851	$16,103
Transfers in to nonaccrual status	2,515	11,336
Transfers out to accrual status	(203)	(2,230)
Charge-offs (1)	(218)	(528)
Paid off/paid down	(181)	(367)
Nonaccrual loans, end of period	$25,764	$24,314
___________________
(1) During the second quarter of 2020, one nonaccrual loan was charged-off and transferred to OREO with a value of zero. As of March 31, 2021, it represents the only asset in OREO.
The following table presents a summary of credit quality by geography, based on the location of the regional offices:

	March 31, 2021	December 31, 2020
	(In thousands)
Nonaccrual loans:
New England	$14,197	$12,643
Northern California	6,791	6,331
Southern California	4,776	4,877
Total nonaccrual loans	$25,764	$23,851
Loans 30-89 days past due and accruing:
New England	$6,647	$9,248
Northern California	253	3,892
Southern California	349	6,722
Total loans 30-89 days past due	$7,249	$19,862
Accruing classified loans: (1)
New England	$106,375	$89,582
Northern California	13,147	340
Southern California	16,608	16,961
Total accruing classified loans	$136,130	$106,883
___________________
(1) Accruing Classified may include both Substandard and Doubtful classifications.
The following table presents a summary of credit quality by loan type. The loan type assigned to the credit quality data is based on the purpose of the loan.

	March 31, 2021	December 31, 2020
	(In thousands)
Nonaccrual loans:
Commercial and industrial	$4,766	$4,394
Paycheck Protection Program	—	—
Commercial tax-exempt	—	—
Commercial real estate	5,859	5,261
Construction and land	—	—
Residential	14,475	13,780
Home equity	651	415
Consumer and other	13	1
Total nonaccrual loans	$25,764	$23,851
Loans 30-89 days past due and accruing:
Commercial and industrial	$2,914	$2,359
Paycheck Protection Program	—	—
Commercial tax-exempt	—	—

Commercial real estate	—	627
Construction and land	—	—
Residential	4,044	15,498
Home equity	104	1,363
Consumer and other	187	15
Total loans 30-89 days past due	$7,249	$19,862
Accruing classified loans: (1)
Commercial and industrial	$27,403	$22,955
Paycheck Protection Program	—	—
Commercial tax-exempt	—	4,503
Commercial real estate	105,727	76,169
Construction and land	—	—
Residential	3,000	3,000
Home equity	—	256
Consumer and other	—	—
Total accruing classified loans	$136,130	$106,883
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
The following table presents certain liquidity measurements as of the dates indicated:

	March 31, 2021	December 31, 2020	$ Change	% Change
	(In thousands, except percentages)
Cash and cash equivalents	$1,389,943	$1,055,588	$334,355	32%
Investment securities available-for-sale	1,339,408	1,243,693	95,715	8%
Equity securities at fair value	39,708	41,452	(1,744)	(4)%
Less: Securities pledged against current borrowings and derivatives	(79,268)	(110,607)	31,339	28%
Cash and investments	$2,689,791	$2,230,126	$459,665	21%
As a percent of assets	26%	22%

Access to additional FHLB borrowings	1,541,845	1,443,641	98,204	7%
Total liquidity	$4,231,636	$3,673,767	$557,869	15%
As a percent of assets	40%	37%
As a percent of deposits	46%	43%
At March 31, 2021, the Company’s Cash and cash equivalents amounted to $1.4 billion. The Holding Company’s Cash and cash equivalents amounted to $78.3 million at March 31, 2021. Management believes that the Company has adequate liquidity to meet its commitments for the foreseeable future.
Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At March 31, 2021, consolidated Cash and cash equivalents, Investment securities available-for-sale and Equity securities at fair value less Securities pledged against current borrowings and derivatives amounted to $2.7 billion, or 26% of total assets, compared to $2.2 billion, or 22% of total assets, at December 31, 2020. The Bank also has the ability to access additional borrowing under the PPPLF by pledging funded PPP loans, if needed. In addition, the Company has access to available borrowings through the FHLB totaling $1.5 billion at March 31, 2021 and $1.4 billion at December 31, 2020. Combined, this liquidity totals $4.2 billion, or 40% of assets and 46% of deposits, as of March 31, 2021, compared to $3.7 billion, or 37% of assets and 43% of deposits, at December 31, 2020.

The Bank has various internal policies and guidelines regarding liquidity, both on- and off-balance sheet, loans to deposits ratio, and limits on the use of wholesale funds. These policies and/or guidelines require certain minimum or maximum balances or ratios be maintained at all times. In light of the provisions in the Bank’s internal liquidity policies and guidelines, the Bank will carefully manage the amount and timing of future loan growth along with its relevant liquidity policies and balance sheet guidelines. As a general matter, deposits are a cheaper source of funds than borrowings, because interest rates paid for deposits are typically less than interest rates charged for borrowings. If, as a result of general economic conditions, market interest rates, competitive pressures, or otherwise, the balance of deposits at the Bank approaches or falls below internal policies and/or guidelines, the Bank may be limited in its ability to grow its loan portfolio, may rely more heavily on higher cost borrowings as a source of funds, or consider loan sales in the future.
Holding Company liquidity. The Company and noncontrolling interest holders of the Company’s majority-owned affiliate, DGHM, have contingent put options, call options, and mandatory repurchase obligations that would require the Company to purchase (and the noncontrolling interest owners of DGHM to sell) the remaining noncontrolling interest in DGHM at contractually predetermined values as determined by the operating agreement of DGHM. At March 31, 2021, the estimated maximum redemption value for DGHM related to outstanding put options was zero based on the contractually predetermined calculation in the DGHM operating agreement. These put and call options are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data - Note 14: Noncontrolling Interests” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Although not a primary source of funds, the Holding Company has generated liquidity from the sale of affiliates in the past. Additional funds were generated at the time of the sale of Anchor Capital Advisors LLC (“Anchor”) which occurred in April 2018 and the sale of BOS which occurred in December 2018. As part of the sale agreements for both Anchor and BOS, the Company expects to receive future contingent payments for the remaining nine months of 2021 of approximately $1.8 million and $2.0 million, respectively.
Dividends from the Bank are limited by various regulatory requirements relating to capital adequacy and retained earnings. See Part II. Item 5. “Market for Registrant’s Common Equity, Related Stockholders Matters, and Issuers Purchases of Equity Securities” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for further details.
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
The Company is required to pay interest quarterly on its junior subordinated debentures. The estimated cash outlay for the remaining nine months of 2021 for the interest payments is approximately $1.5 million based on the debt outstanding at March 31, 2021. LIBOR is expected to be phased out as an index by the end of 2021, and $103.1 million of the Company's junior subordinated debentures are tied to LIBOR. The Company will need to negotiate an alternative benchmark rate to be used at the time.
The Company presently pays cash dividends on its common stock on a quarterly basis dependent upon a number of factors such as profitability, Holding Company liquidity, and the Company’s capital levels. However, the ultimate declaration of dividends by the Board of Directors of the Company will depend on consideration of, among other things, recent financial trends and internal forecasts, regulatory limitations, alternative uses of capital deployment, general economic conditions, and regulatory changes to capital requirements. Additionally, the Company is required to inform and consult with the Federal Reserve in advance of declaring a dividend that exceeds earnings for the period for which the dividend is being paid. The Merger Agreement with SVB further limits and restricts the Company’s ability to declare and pay dividends on its common stock.

Bank liquidity. The Bank has established various borrowing arrangements to provide additional sources of liquidity and funding. Management believes that the Bank currently has adequate liquidity available to respond to current demands. The Bank is a member of the FHLB of Boston, and as such, has access to short- and long-term borrowings from that institution. The FHLB can change the advance amounts that banks can utilize based on a bank’s current financial condition as obtained from publicly available data such as FDIC Call Reports. Decreases in the amount of FHLB borrowings available to the Bank would lower its liquidity and possibly limit the Bank’s ability to grow in the short-term. In addition, due to the elevated level of deposits in 2020 and in the first quarter of 2021, the Bank did not utilize any borrowings from the PPPLF, as originally anticipated. However, the Bank will continue to monitor its level of deposits and may utilize borrowings from the PPPLF in future quarters, if needed. Management believes that the Bank has adequate liquidity to meet its commitments for the foreseeable future.
In addition to the above liquidity, the Bank has access to the FRB discount window facility, which can provide short-term liquidity as “lender of last resort”. The use of non-core funding sources, including brokered deposits and borrowings, by the Bank may be limited by regulatory agencies. Generally, the regulatory agencies prefer that banks rely on core-funding sources for liquidity.
From time to time, the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. At March 31, 2021 and December 31, 2020, the Bank had unused federal fund lines of credit totaling $400.0 million with correspondent institutions to provide it with immediate access to overnight borrowings. Certain liquidity sources, such as federal funds lines, may be withdrawn by the correspondent bank at any time. At March 31, 2021 and December 31, 2020, the Bank did not have any outstanding borrowings under the federal funds lines with these correspondent institutions nor outstanding borrowings under federal funds lines with the FHLB.
The Bank has negotiated brokered deposit agreements with several institutions that have nationwide distribution capabilities. The Bank participates in deposit placement services that can be used to provide customers expanded deposit insurance coverage. At March 31, 2021 and December 31, 2020, the Bank had $250.0 million of brokered deposits outstanding under these agreements. Funds in the sweep deposit program between the Bank and Boston Private Wealth are not considered brokered deposits.
If the Bank is no longer able to utilize the FHLB for borrowing, collateral currently used for FHLB borrowings could be transferred to other facilities such as the FRB’s discount window. In addition, the Bank could increase its usage of brokered deposits. These other borrowing arrangements may have higher rates than the FHLB would typically charge.
Capital Resources
Total shareholders’ equity at March 31, 2021 was $858.4 million compared to $868.0 million at December 31, 2020, a decrease of $9.6 million. The decrease in shareholders' equity was primarily the result of the change in Accumulated other comprehensive income and dividends paid to common shareholders, partially offset by Net income attributable to the Company.
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
The following table presents the Company’s and the Bank’s regulatory capital and related ratios as of March 31, 2021 and December 31, 2020. Also presented are the minimum requirements established by the Federal Reserve as of those dates for the Company and the Bank, respectively, to meet applicable capital requirements for the Bank to be considered “well capitalized” under the prompt corrective action provisions of the Federal Deposit Insurance Act. The Federal Reserve and the Massachusetts Division of Banks may impose higher capital ratios than those listed below based upon the results of regulatory exams.

	Actual		For capital adequacy purposes (at least)		To be well capitalized under prompt corrective action provisions (at least)		Minimum capital ratio with capital conservation buffer (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Ratio
	(In thousands, except percentages)
As of March 31, 2021
Common equity tier 1 risk-based capital
Company	$782,105	11.43%	$307,991	4.5%	n/a	n/a	7.0%
Boston Private Bank	799,284	11.71%	307,041	4.5%	$443,504	6.5%	7.0%
Tier 1 risk-based capital
Company	882,127	12.89%	410,655	6.0%	n/a	n/a	8.5%
Boston Private Bank	799,284	11.71%	409,388	6.0%	545,851	8.0%	8.5%
Total risk-based capital
Company	960,609	14.04%	547,540	8.0%	n/a	n/a	10.5%
Boston Private Bank	877,766	12.86%	545,851	8.0%	682,314	10.0%	10.5%
Tier 1 leverage capital
Company	882,127	8.67%	407,211	4.0%	n/a	n/a	4.0%
Boston Private Bank	799,284	7.88%	405,487	4.0%	506,859	5.0%	4.0%

As of December 31, 2020
Common equity tier 1 risk-based capital
Company	$773,017	11.53%	$301,794	4.5%	n/a	n/a	7.0%
Boston Private Bank	788,375	11.79%	301,003	4.5%	$434,782	6.5%	7.0%
Tier 1 risk-based capital
Company	873,039	13.02%	402,391	6.0%	n/a	n/a	8.5%
Boston Private Bank	788,375	11.79%	401,337	6.0%	535,116	8.0%	8.5%
Total risk-based capital
Company	956,919	14.27%	536,522	8.0%	n/a	n/a	10.5%
Boston Private Bank	872,038	13.04%	535,116	8.0%	668,896	10.0%	10.5%
Tier 1 leverage capital
Company	873,039	8.92%	391,634	4.0%	n/a	n/a	4.0%
Boston Private Bank	788,375	8.08%	390,364	4.0%	487,955	5.0%	4.0%
____________________
n/a - not applicable
(1) Required capital ratios with the capital conservation buffer added to the minimum risk-based capital ratios.
The Company has sponsored the creation of two statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. In accordance with ASC 810-10-55, Consolidation - Overall - Implementation Guidance and Illustrations - Variable Interest Entities, these statutory trusts are not consolidated into the Company’s financial statements; however, the Company reflects the amounts of junior subordinated debentures payable to the preferred stockholders of statutory trusts as debt in its financial statements. As of both March 31, 2021 and December 31, 2020, all $100.0 million of the net balance of these trust preferred securities qualified as Tier 1 capital.
Recent Accounting Pronouncements
See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 15: Recent Accounting Pronouncements” for a description of upcoming changes to accounting principles generally accepted in the United States that may materially impact the Company.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in the Interest Rate Sensitivity and Market Risk as described in Part II. Item 7A. “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Sensitivity and Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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
Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of March 31, 2021 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries, was made known to the certifying officers by others within the Company and its consolidated subsidiaries in the reports that it files or submits under the Exchange Act and is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. On a quarterly basis, the Company evaluates its disclosure controls and procedures; the Company may, from time to time, make changes to enhance the effectiveness of its disclosure controls and procedures and to ensure that its systems evolve with its business.
(b) Change in internal controls over financial reporting.
There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. Other Information
Item 1.     Legal Proceedings
The Company is involved in various legal proceedings from time to time. In the opinion of management, the final disposition of these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.
Item 1A.     Risk Factors
Before deciding to invest in us or deciding to maintain or increase your investment, you should carefully consider the risks described in Part I. Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC. There have been no material changes to these risk factors since the filing of that report.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities of the Company in the first quarter of 2021.
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

/s/ ANTHONY DECHELLIS
May 5, 2021	Anthony DeChellis
Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ STEVEN M. GAVEN
May 5, 2021	Steven M. Gaven
Executive Vice President, Chief Financial Officer